Form 10-Q
period 1994-01-31
AMERICAN BUILDING MAINTENANCE INDUSTRIES INC
filed 1994-03-16
CIK 771497

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1994

                   Commission File No. 1-8929

         AMERICAN BUILDING MAINTENANCE INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)

           Delaware                      94-1369354
(State or other jurisdiction of        (IRS Employer
incorporation or organization)     Identification Number)

       50 Fremont Street
       San Francisco, CA                   94105
(Address of principal executive          (Zip Code)
           offices)

       Registrant's telephone number, including area code:
                          (415)597-4500


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES     [X]              NO     [ ]


     Number of shares of Common Stock outstanding as of January 31,1994: 8,842,000.

PART I FINANCIAL INFORMATION

Item 1  Financial Statements

         AMERCIAN BUILDING MAINTENANCE INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                   (In Thousands of dollars)

                                               October 31,     January 31
                                                 1993            1994
                                                               (Unaudited)


Current Assets:
   Cash and time deposits                    $        1,688  $        1,051
   Accounts and other receivables, net              127,908         130,404
   Inventories and supplies                          16,288          15,991
   Deferred income taxes                             10,960          10,542
   Prepaid expenses                                  10,089          10,420
                                                  ---------       ---------
      Total current assets                          166,933         168,408
                                                  ---------       ---------

Investments and Long-Term Receivables                 7,129           7,936

Property, Plant and Equipment, at Cost:
   Land and buildings                                 5,364           5,640
   Transportation and equipment                       7,727           8,023
   Machinery and other equipment                     29,415          30,394
   Leasehold improvements                             8,332           8,733
                                                  ---------       ---------
                                                     50,838          52,790
   Less accumulated depreciation
      and amortization                             (33,795)        (34,703)

      Property, plant and equipment, net             17,043          18,087
                                                  ---------       ---------

Intangible Assets                                    57,785          57,532
Deferred Income Taxes                                13,307          13,188
Other Assets                                          5,943           5,556

                                                  ---------       ---------
                                             $      268,140  $      270,707
                                                   ========        ========

  See accompanying Notes to Consolidated Financial Statements

                                              October 31,      January 31
                                                 1993              1994
                                                               (Unaudited)


   Notes payable                             $      -         $       2,000
   Current  portion of long-term debt                   682             669
   Bank overdraft                                     4,231               -
   Accounts payable, trade                           17,863          15,192
   Income taxes payable:                              3,203           3,774
   Accrued Liabilities:
      Compensation                                   16,695          16,112
      Taxes - other than income                       8,474          10,425
      Insurance claims                               25,608          24,887
      Other                                          13,564          14,792
                                                  ---------       ---------
         Total current liabilities                   90,320          87,851
                                                  ---------       ---------

Long-Term Debt (less current portion)                20,937          22,938
Retirement plans                                      4,574           4,894
Insurance claims                                     35,721          35,926

Series B 8% Senior redeemable cumulative
     preferred stock                                  6,400           6,400

Stockholders' Equity:
   Preferred stock, $0.1 par value, 500,000
      shares authorized;  none issued                -                    -

   Common stock, $.01 par value, 12,000,000
      shares authorized; 8,514,000 and
      8,842,000 shares issued and
      outstanding at October 31, 1993
      and January 31, 1994  respectively                 88              88

   Additional capital                                31,244          32,160
   Retained earnings                                 78,856          80,450
                                                  ---------       ---------
         Total stockholders' equity                 110,188         112,698
                                                  ---------       ---------

                                             $      268,140   $     270,707
                                                  =========       =========

  See accompanying Notes to Consolidated Financial Statements



         AMERICAN BUILDING MAINTENANCE INDUSTRIES, INC.

          CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

            (In Thousands Except per Share Amounts )

                                                  January 31,     January 31,
                                                     1993            1994


REVENUES AND OTHER INCOME                       $     187,201   $     210,839

EXPENSES:
   Operating Expenses and Cost of Goods Sold          159,944         181,476
   Selling and Administrative                          22,813          23,772
   Interest                                               376             717
                                                     --------        --------
      Total Expenses                                  183,133         205,965
                                                     --------        --------

INCOME BEFORE INCOME TAXES                              4,068           4,874

INCOME TAXES                                            1,709           2,047
                                                     --------        --------

NET INCOME                                      $       2,359   $       2,827
                                                     ========        ========

NET INCOME PER  COMMON SHARE                    $        0.28   $        0.31

DIVIDENDS PER COMMON SHARE                      $       0.125   $       0.125

COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING                                  8,547           8,803

  See accompanying Notes to Consolidated Financial Statements

         AMERICAN BUILDING MAINTENANCE INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)

       FOR THE THREE MONTHS ENDED JANUARY 31 1993 AND 1994

                    (In Thousands of Dollars)

                                               January 31,    January 31,
                                                   1993           1994


Cash Flows from Operating Activities:
   Cash received from customers                $      190,042  $     206,700
   Other operating cash receipts                          687            475
   Interest received                                      143            109
   Cash paid to suppliers and employees             (182,032)      (201,930)
   Interest paid                                        (475)          (868)
   Income taxes paid                                     (64)          (939)
                                                    ---------      ---------
   Net cash used in operating activities                8,301          3,547
                                                    ---------      ---------
Cash Flows from Investing Activities:
   Additions to property, plant and equipment         (1,610)        (2,667)
   Proceeds from sale of assets                            84            367
   (Increase) decrease in investments
      and long-term receivables                         (494)          (807)
   Intangibles resulting from acquisitions            (2,697)          (517)
                                                    ---------      ---------
   Net cash used in investing activities              (4,717)        (3,624)
                                                    ---------      ---------
Cash Flows from Financing Activities:
   Common stock issued                                    958            916
   Dividends paid                                     (1,073)        (1,233)
   Increase(decrease) in cash overdraft                     0        (4,231)
   Increase(decrease) in notes payable                   (18)          1,988
   Long-term borrowings                                               14,000
   Repayments of long-term borrowings                               (12,000)
                                                    ---------      ---------
   Net cash provided by financing actvities             (133)          (560)
                                                    ---------      ---------
Net Increase (Decrease) in Cash
         and Cash Equivalents                           3,451          (637)
Cash and Cash Equivalents Beginning of Year             2,365          1,688
                                                    ---------      ---------
Cash and Cash Equivalents End of Period        $        5,816  $       1,051
                                                    =========       =========







Reconciliation of Net Income to Net Cash
          Provided by Operating Activities:
Net Income                                      $        2,359  $        2,827
Adjustments:
Depreciation and amortization                            1,640           2,080
Provision for bad debts                                    487             458
Gain on sale of assets                                    (13)            (54)
(Increase) decrease in accounts and
    other receivables                                    3,420         (2,954)
(Increase) decrease in inventories and
    supplies                                             (846)             297
(Increase) decrease in prepaid expenses                  (197)           (331)
(Increase) decrease in other assets                        173             387
Increase (decrease) in deferred  taxes                   (187)             537
Increase (decrease) in income taxes payable              1,832             571
Increase (decrease) in retirement
    plans accrual                                           34             320
Increase (decrease) in insurance claims                    342           (516)
Increase (decrease) in accounts payable
    and other accrued liabilities                        (743)            (75)
                                                     ---------       ---------
      Total Adjustments to net income                    5,942             720
                                                     ---------       ---------
Net Cash Used in Operating Activities           $        8,301  $        3,547
                                                     =========        =========


  See accompanying Notes to Consolidated Financial Statements

            AMERICAN BUILDING MAINTENANCE INDUSTRIES, INC.

             NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1.   General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly the financial position as of January 31, 1994 and the results of operations and cash flows for the three months then ended.

     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Form 10K filed with the Securities and Exchange Commission.

2.   Earnings per Share

     Net Income per Common Share: Net income per common and common equivalent share, after the reduction for preferred stock dividends in the amount of $128,000 during the three months ended January 31, 1994, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as shown.

Item 2 Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

    Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has short-term agreements with several banks for lines of credit totaling $13 million, subject to annual renewal, at a maximum of the prime interest rate. On January 31, 1994, the Company had $2 million outstanding under these arrangements. In addition, the Company has a long-term line of credit of $20 million with a major U.S. bank and, at January 31, 1994, the Company had borrowed $20 million under this line. At the option of the Company, interest is at the com mercial paper rate plus 1/2%, LIBOR plus 1/2% or at the prime rate. The agreement requires the Company, among other things, to meet certain objectives with respect to financial ratios and places certain limitations on dividend payments and other outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year. This agreement extends through June 30, 1995. The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate long-term debt. At January 31, 1994, the Company had outstanding a swap agreement with a domestic commercial bank, having a notional principal amount of $15 million. This agreement effectively changes the Company's interest rate exposure on $15 million of its $20 million floating rate debt due in 1995 to a fixed 5.8%. The interest rate swap agreement matures December 10, 1994. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. In connection with an acquisition, the Company assumed a note payable in the amount of $3,818,000 interest on this note of 9.35% is payable monthly, with principal amounts of $636,000 due annually through October 1, 1998. At January 31, 1994, the balance remaining on this note was $3,181,000.

    At January 31, 1994, working capital was $80.6 million, as compared to $7,606 million at October 31, 1993.

    Management does not expect its capital expenditures for fiscal year 1994 to be significant as a percentage of revenues. Capital expenditures during the first three months of fiscal year 1994 were approximately $2.7 million, as compared with $1.6 million during the same period of fiscal year 1993.

Accounting Pronouncements Not Yet Adopted

    In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post Retirement Benefits Other than Pensions, which requires the Company to record all post retirement benefits on an accrual basis. The Statement is effective for fiscal years beginning after December 15, 1992.
The Company plans to implement this Statement in its fiscal year beginning November 1, 1993. Management does not believe that the adoption of this Statement will have any material effect on the Company's financial statements.

Effect of Inflation

    The low rates of inflation experienced in recent years have had no material impact on the financial statements of the Company. The Company attempts to recover inflationary costs by increasing sales prices to the extent permitted by contracts and competition.

Acquisition

    On March 1, 1994, the Company acquired the operations of General Maintenance Company, Inc. in Washington D.C. General Maintenance provides janitorial services to major commercial buildings and institutions in Washington, D.C., Maryland, and Virginia. At the time of acquisition by the Company, General Maintenance reported revenues of $18.9 million. In addition to the amount paid at closing, contingent payments based upon gross profit of acquired contracts will be made over the next five years.

Results of Operations

Three Months Ended January 31, 1994 vs. Three Months Ended
January 31, 1993

    The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and first quarter which end on October 31 and January 31, respectively.

    Revenues and other income (hereafter called revenues) for the first three months of fiscal year 1994 were $211 million compared to $187 million in 1993, a 13% increase over the prior fiscal year. As a percentage of revenues, operating expenses and cost of goods sold were 86.1% during the three months of fiscal year 1994 compared to 85.4% for the same period in 1993.
Consequently, as a percentage of revenues, gross profit (revenue minus operating expenses and cost of goods sold) was 13.9% for the three months ended January 31, 1994, as compared to 14.6% for the same period of fiscal year 1993. The erosion of gross profit margin was primarily due to competitive market conditions resulting in lower bids to retain existing customers and was partially offset by a decrease of approximately $570,000 in self-insurance expense.

    Selling and administrative expense for the three months of fiscal year 1994 was $24 million compared to $23 million for the corresponding three months of fiscal year 1993. As a percentage of revenues, selling and administrative expense decreased slightly from 12.2% for the three months ended January 31, 1993 to 11.3% for the same period in 1994. The increase in the dollar amount of selling and administrative expense for the three months ended January 31, 1994, compared to the same period in 1993, is primarily due to revenue growth and expense associated with acquisitions.

    Interest expense was $717,000 for the first three months of fiscal year 1994 compared to $376,000 in 1993, an increase of $341,000 over the same period of the prior fiscal year. Interest expense increased due to higher bank borrowings related to recent acquisitions, during the three months ended January 31, 1994 compared to 1993.

    The effective income tax rate for the first three months of both fiscal year 1994 and 1993 was 42%.

    Net income for the first three months of fiscal year 1994 was $2,827,000, an increase of 19.8%, compared to the prior year's net income of $2,359,000. However, due to the increase in average shares outstanding and a preferred stock dividend of $128,000, earnings per common share increased 11% to 31 cents for the first three months of 1994 compared to 28 cents for the same period in 1993.

    The results of operations from the Company's three industry segments and its operating divisions for the three months ended
January 31, 1994 as compared to the three months ended January
31, 1993 are more fully described below:

       Revenues of the Janitorial Services segment for the first quarter of fiscal year 1994 were $114 million, an increase of $5 million, or 5% over the first quarter of fiscal 1993, while its operating profits increased by 2% over the comparable quarter of 1993. Janitorial Services accounted for approximately 54% of the Company's revenues for the current quarter. The Janitorial Division's revenues increased by 5% during the first quarter of fiscal year 1994 as compared to the same quarter of 1993 primarily as a result of acquisitions made during the latter half of fiscal year 1993 and to a lesser extent, increases recorded by this Division's Northeast and Northwest Regions. As a result of the revenue increase, this Division's operating profits increased 3% when compared to the same period last year. Decreases in labor-related and insurance expenses contributed to a small improvement in gross margin for this division during the first quarter of the fiscal year 1994 over the same quarter of the prior year. However, higher selling and administrative expenses offset the gross margin improvement, and as a result, the Division was not able to realize better operating profits. The Janitorial Supply Division's first quarter revenue increased by approximately 12% compared to the same quarter in 1993 generally due to new customers in Northern California. A decrease of 20% in operating profits was a result of erosion of gross margins caused by very competitive market conditions which more than offset the benefit derived from the wholesale distributor program discussed in previous periods.

       Amtech Services reported revenues of $56 million, which represent approximately 26% of the Company's revenues for the first quarter of fiscal year 1994, an increase of approximately 10% over the same quarter of last year. Amtech Services profit increased 15% compared to the first quarter of fiscal year 1993. The Mechanical Division's operating profits for the first quarter of 1994 decreased by 31% caused mainly by a 4% drop in revenues including the loss of a large customer, as well as a decline in its
       construction/installation business.   Although this
       Division has reduced its overhead, it was not sufficient to offset the loss of gross margins from lower revenues. The Lighting Division reported a 6% revenue increase by the addition of new branches in the Southeast and an expanded customer contract base. Operating profits decreased by 22% during the first quarter of fiscal year 1994 due to startup costs associated with opening several branches. Revenues for the Elevator Division were up by 15% for the first quarter of fiscal year 1994 over the same quarter of 1993 largely due to increased business in construction and modernization. The Division posted an operating profit for the first quarter compared to a loss for the corresponding quarter of fiscal year 1993. Major cost reductions and closing of unprofitable locations, as well as improved market conditions, enabled this Division to return to profitability. The Engineering Division's revenues increased by 15% and it reported a 44% increase in operating profits in the first quarter of 1994 compared to the same period in 1993. Revenues increased generally from new business and price increases to its existing customers. The increase in operating profits resulted from increased revenues and reductions in insurance and other payroll related costs.

       Revenues of the Other Services segment for the first quarter of 1994 were approximately $41 million, a 47% increase over the same quarter of fiscal year 1993. Other Services accounted for approximately 20% of the Company's revenues. The operating profits of Other Services were up by 70% primarily due to its Parking Division. The Parking Division's revenues increased by 116% and its profits increased by 141% during the first quarter of fiscal year 1994. The increase in revenues is primarily due to the acquisitions of a parking business in Northern California and of System Parking as discussed in previous periods. The increase in operating profits was primarily due to contributions made by these acquisitions. The Security Division reported a slight decrease in revenues but its profits increased by 30% in the first quarter of 1994 compared to the same period of 1993. The increase in operating income during the first quarter as compared to the first quarter of the prior year was due to a cost reduction program implemented by management to help offset anticipated decreases in gross profit margins and a reduction in insurance expense. The Property Services Division's revenues increased by 62% for the first quarter of 1994 as compared to the same period of 1993 while its profits more than doubled during the period. Increases in revenues and operating profits are attributable to new accounts and obtaining a multibranch bank consulting contract on the East Coast during the Spring of 1993.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - not applicable.



Item 6  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          None.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended January 31, 1994.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 1994.


               AMERICAN BUILDING MAINTENANCE INDUSTRIES, INC.
                         (Registrant)



                    By /s/ David H. Hebble
                         David H. Hebble
                    Vice President, Principal Financial Officer