Form 10-Q
period 1994-04-30
AMERICAN BUILDING MAINTENANCE INDUSTRIES INC
filed 1994-06-14
CIK 771497

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1994

                   Commission File No. 1-8929

                   ABM INDUSTRIES INCORPORATED
     (Exact name of registrant as specified in its charter)

           Delaware                      94-1369354
(State or other jurisdiction of        (IRS Employer
incorporation or organization)     Identification Number)

 50 Fremont Street Suite 2600
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

               YES     [X]              NO     [ ]


     Number of shares of Common Stock outstanding as of April
30,1994: 8,905,000.

PART I FINANCIAL INFORMATION

Item 1  Financial Statements

                  ABM INDUSTRIES INCORPORATED
                   CONSOLIDATED BALANCE SHEETS
                   (In Thousands of dollars)

                                               October 31,      April 30,
                                                   1993            1994

                                                               (Unaudited)

Current Assets:
   Cash and time deposits                    $       1,688   $       1,682
   Accounts and other receivables, net             127,908         134,716
   Inventories and supplies                         16,288          15,926
   Deferred income taxes                            10,960          10,681
   Prepaid expenses                                 10,089          12,541
                                                 ---------       ---------
      Total current assets                         166,933         175,546
                                                 ---------       ---------

Investments and Long-Term Receivables                7,129           6,916

Property, Plant and Equipment, at Cost:
   Land and buildings                                5,364           5,662
   Transportation and equipment                      7,727           8,134
   Machinery and other equipment                    29,415          31,899
   Leasehold improvements                            8,332           8,792
                                                 ---------       ---------
                                                    50,838          54,487
   Less accumulated depreciation
      and amortization                            (33,795)        (35,183)

      Property, plant and equipment, net            17,043          19,304
                                                 ---------       ---------

Intangible Assets                                   57,785          61,953
Deferred Income Taxes                               13,307          13,710
Other Assets                                         5,943           6,442

                                                 ---------       ---------
                                             $     268,140   $     283,871
                                                  ========        ========

See accompanying Notes to Consolidated Financial Statements





                                               October 31,       April 30,
                                                1993             1994

                                                                (Unaudited)

Current Liabilities:
   Notes payable                              $      -        $       5,000
   Current  portion of long-term debt                   682             658
   Bank overdraft                                     4,231           7,179
   Accounts payable, trade                           17,863          18,317
   Income taxes payable:                              3,203           1,129
   Accrued Liabilities:
      Compensation                                   16,695          15,859
      Taxes - other than income                       8,474           8,859
      Insurance claims                               25,608          24,942
      Other                                          13,564          15,150
                                                  ---------       ---------
         Total current liabilities                   90,320          97,093
                                                  ---------       ---------

Long-Term Debt (less current portion)                20,937          22,938
Retirement plans                                      4,574           5,319
Insurance claims                                     35,721          36,425

Series B 8% Senior redeemable cumulative
     preferred stock                                  6,400           6,400

Stockholders' Equity:
   Preferred stock, $0.1 par value, 500,000
      shares authorized;  none issued                 -               -

   Common stock, $.01 par value, 12,000,000
      shares authorized; 8,778,000 and
      8,905,000 shares issued and
      outstanding at October 31, 1993
      and April 30, 1994,  respectively                  88              89

   Additional capital                                31,244          33,125
   Retained earnings                                 78,856          82,482
                                                  ---------       ---------
         Total stockholders' equity                 110,188         115,696
                                                  ---------       ---------

                                              $     268,140   $     283,871
                                                  =========       =========

  See accompanying Notes to Consolidated Financial Statements



                   ABM INDUSTRIES INCORPORATED

          CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

            (In Thousands Except per Share Amounts )

                                For the Three Months Ended  For the Six Months Ended
                                         April 30                   April 30
                                     1993          1994          1993          1994


REVENUES AND OTHER INCOME        $    188,667  $    215,872  $    375,868  $    426,711

EXPENSES:
   Operating Expenses and Cost
       of Goods Sold                  161,801       184,638       321,745       366,114
   Selling and Administrative          21,570        24,770        44,383        48,542
   Interest                               700           743         1,076         1,460
                                     --------      --------      --------      --------
      Total Expenses                  184,071       210,151       367,204       416,116
                                     --------      --------      --------      --------

INCOME BEFORE INCOME TAXES              4,596         5,721         8,664        10,595

INCOME TAXES                            1,930         2,403         3,639         4,450
                                     --------      --------      --------      --------

NET INCOME                       $      2,666  $      3,318  $      5,025  $      6,145
                                     ========      ========      ========      ========

NET INCOME PER  COMMON SHARE     $       0.31  $       0.36  $       0.59  $       0.67

DIVIDENDS PER COMMON SHARE       $      0.125  $       0.13  $       0.25  $      0.255

AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT
    SHARES OUTSTANDING                  8,615         8,872         8,582         8,838

  See accompanying Notes to Consolidated Financial Statements





                   ABM INDUSTRIES INCORPORATED

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)

        FOR THE SIX MONTHS ENDED APRIL 30, 1993 AND 1994

                    (In Thousands of Dollars)

                                                   April 30,      April 30,
                                                     1993            1994

Cash Flows from Operating Activities:
   Cash received from customers                 $     379,618  $     416,475
   Other operating cash receipts                        1,243            933
   Interest received                                      406            201
   Cash paid to suppliers and employees             (363,821)      (408,097)
   Interest paid                                      (1,427)        (1,684)
   Income taxes paid                                  (3,825)        (6,648)
                                                    ---------      ---------
   Net cash provided by operating activities           12,194          1,180
                                                    ---------      ---------
Cash Flows from Investing Activities:
   Additions to property, plant and equipment         (3,284)        (5,087)
   Proceeds from sale of assets                           157            318
   (Increase) decrease in investments
      and long-term receivables                         (316)            213
   Intangibles resulting from acquisitions            (3,796)        (5,918)
                                                    ---------      ---------
   Net cash used in investing activities              (7,239)       (10,474)
                                                    ---------      ---------
Cash Flows from Financing Activities:
   Common stock issued                                  1,884          1,882
   Dividends paid                                     (2,153)        (2,519)
   Increase(decrease) in cash overdraft                 -              2,948
   Increase(decrease) in notes payable                   (31)          4,977
   Long-term borrowings                                -              22,000
   Repayments of long-term borrowings                  -            (20,000)
                                                    ---------      ---------
   Net cash provided by financing activities            (300)          9,288
                                                    ---------      ---------
Net Increase (Decrease) in Cash
         and Cash Equivalents                           4,655            (6)
Cash and Cash Equivalents Beginning of Year             2,365          1,688
                                                    ---------      ---------
Cash and Cash Equivalents End of Period         $       7,020  $       1,682
                                                    =========       =========



Reconciliation of Net Income to Net Cash
          Provided by Operating Activities:
Net Income                                      $       5,025  $       6,145
Adjustments:
Depreciation and amortization                           3,415          4,338
Provision for bad debts                                   800            808
Gain on sale of assets                                   (42)           (80)
(Increase) decrease in accounts and
    other receivables                                   4,422        (7,616)
(Increase) decrease in inventories and
    supplies                                          (1,915)            362
(Increase) decrease in prepaid expenses               (1,169)        (2,452)
(Increase) decrease in other assets                       647          (499)
Increase (decrease) in deferred  taxes                (1,344)          (124)
Increase (decrease) in income taxes payable             1,158        (2,074)
Increase (decrease) in retirement
    plans accrual                                         309            745
Increase (decrease) in insurance claims                 2,568             38
Increase (decrease) in accounts payable
    and other accrued liabilities                     (1,680)          1,589
                                                    ---------      ---------
      Total Adjustments to net income                   7,169        (4,965)
                                                    ---------      ---------
Net Cash Provided By Operating Activities       $      12,194  $       1,180
                                                    =========       =========


  See accompanying Notes to Consolidated Financial Statements



                     ABM INDUSTRIES INCORPORATED

             NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1.   General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly the financial position as of April 30, 1994 and the results of operations and cash flows for the three months and six months then ended.

     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Form 10K filed with the Securities and Exchange Commission.

2.   Earnings per Share

     Net Income per Common Share: Net income per common and common equivalent share, after the reduction for preferred stock dividends in the amount of $256,000 during the six months ended April 30, 1994, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as shown.

Item 2 Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

    Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. Capital expenditures during the first six months of fiscal year 1994 were approximately $5.1 million as compared with $3.3 million during the same period of fiscal year 1993. Cost of acquisitions for the six months of 1994 were approximately $5.9 million as compared to $3.8 million for the same period in 1993. The Company paid cash dividends of $256,000 and approximately $2.3 million to preferred and common shareholders, respectively, during the six months ended April 30, 1994, as compared with $2.2 million paid to common shareholders in 1993.

The Company has short-term agreements with several banks for lines of credit totaling $13 million, subject to annual renewal, at a maximum of the prime interest rate. On April 30, 1994, the Company had $5 million outstanding under these arrangements. In addition, the Company has a long-term line of credit of $20 million with a major U.S. bank and, at April 30, 1994, the Company had borrowed $20 million under this line. At the option of the Company, interest is at the commercial paper rate plus 1/2%, LIBOR plus 1/2% or at the prime rate. The agreement requires the Company, among other things, to meet certain objectives with respect to financial ratios and places certain limitations on dividend payments and other outside borrowing.
The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year. This line of credit agreement extends through June 30, 1995. The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate long-term debt. At April 30, 1994, the Company had outstanding a swap agreement with a domestic commercial bank, having a notional principal amount of $15 million. This agreement effectively changes the Company's interest rate exposure on $15 million of its $20 million floating rate debt due in 1995 to a fixed 5.8%. The interest rate swap agreement matures December 10, 1994. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. In connection with the System Parking acquisition, the Company assumed a note payable in the amount of $3,818,000. Interest on this note is payable monthly at an annual rate of 9.35%, with principal amounts of $636,000 due annually through October 1, 1998. At April 30, 1994, the balance remaining on this note was $3,181,000.

    At April 30, 1994, working capital was $78.5 million, as compared to $76.6 million at October 31, 1993.

Effect of Inflation

    The low rates of inflation experienced in recent years have had no material impact on the financial statements of the Company. The Company attempts to recover inflationary costs by increasing sales prices to the extent permitted by contracts and competition.

Acquisition

    As previously reported, the Company acquired the operations of General Maintenance Service Company, Inc. in Washington D.C. on March 1, 1994. General Maintenance provides janitorial services to major commercial buildings and institutions in Washington, D.C., Maryland, and Virginia. At the time of acquisition by the Company, General Maintenance reported annual revenues of $18.9 million. In addition to the amount paid at closing, contingent payments based upon gross profit of acquired contracts will be made over the next five years.

Results of Operations

    The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the year is based on the Company's fiscal year which ends on October 31, and six months and the second quarter ended April 30, 1994.

Six Months Ended April 30, 1994 vs. Six Months Ended April 30,
1993

   Revenues and other income (hereafter called revenues) for the first six months of fiscal year 1994 were $427 million compared to $376 million in 1993, a 13.6% increase over the same period of the prior year. As a percentage of revenues, operating expenses and cost of goods sold were 85.8% during the six months of fiscal year 1994 compared to 85.6% for the same period in 1993. Consequently, as a percentage of revenues, gross profit (revenue minus operating expenses and cost of goods sold) was 14.2% for the six months ended April 30, 1994, as compared to 14.4% for the same period of fiscal year 1993. The principal factors which contributed to the decline of gross profit margin were competitive market conditions resulting in lower bids to retain existing customers and the depressed economic conditions causing high office vacancy rates in several metropolitan areas where the Company has a strong presence, especially in Southern California. The decrease in gross profit margin was partially offset by lower insurance expense. However, it appears that in most recent months office building vacancy rates have shown a slight improvement.

   Selling and administrative expense for the six months of fiscal year 1994 was $49 million compared to $44 million for the corresponding six months of fiscal year 1993. As a percentage of revenues, selling and administrative expense decreased from 11.8% for the six months ended April 30, 1993 to 11.4% for the same period in 1994. The increase in the dollar amount of selling and administrative expense for the six months ended April 30, 1994, compared to the same period in 1993, is due to revenue growth, expenses associated with acquisitions, and a profit sharing expense.

   Interest expense was $1,460,000 for the first six months of fiscal year 1994 compared to $1,076,000 in 1993, an increase of $384,000 over the same period of the prior fiscal year. The increase in interest expense was due to higher bank borrowings in 1994 primarily necessitated by acquisitions.

   The effective income tax rate for the first six months of both fiscal year 1994 and 1993 was 42%.

   Net income for the first six months of fiscal year 1994 was $6,145,000, an increase of 22.3%, compared to the prior year's net income of $5,025,000. However, due to the increase in average shares outstanding and the deduction of a preferred stock dividend of $256,000 in the calculation of earnings per share, per common share earnings increased 13.6% to 67 cents for the first six months of 1994 compared to 59 cents for the same period in 1993.

    The results of operations from the Company's three industry segments and its operating divisions for the six months ended
April 30, 1994 as compared to the six months ended April 30, 1993 are more fully described below:

       Revenues of the Janitorial Services segment for the first six months of fiscal year 1994 were $233 million, an increase of $15 million, or 7% over the first six months of fiscal 1993, while its operating profits increased by 14% over the comparable period of 1993. Janitorial Services accounted for approximately 55% of the Company's consolidated revenues for the six months. The Janitorial Division's revenues increased by 7% during the first six months of fiscal year 1994 as compared to the same period of 1993 primarily as a result of acquisitions made during the latter half of fiscal year 1993 and in March 1994 and, to a lesser extent, increases recorded by this Division's Northeast and Northwest Regions. As a result of the revenue increase, this Division's operating profits increased 16% when compared to the same period last year. Decreases in labor and labor-related expenses including insurance expense contributed to an improvement in gross margin for this division during the first six months of the fiscal year 1994 over the same period of the prior year. The Division's general and administrative expenses were in line with its revenue growth. The Janitorial Supply Division's revenue for the first six months increased by approximately 8% compared to the same period in 1993 generally due to a sales increase in Northern California. A decrease of 26% in operating profits was a result of erosion of gross margins caused by competitive market conditions which more than offset benefits derived from the wholesale distributor program outside California.

       Amtech Services reported revenues of $111 million, which represent approximately 26% of the Company's consolidated revenues for the first six months of 1994, an increase of approximately 9% over the same period of last year.
       Amtech Services' profit increased 18% compared to the first six months of fiscal year 1993. The Mechanical Division's operating profits for the first six months of 1994 decreased by 40% caused mainly by a 2% drop in revenues, the loss of a large customer, as well as a decline in its construction/installation contracts and
       energy related projects.   Although this Division
       continues to reduce its overhead, it was not sufficient to offset the loss of gross margins from lower revenues resulting from its failure to obtain larger project type contracts. The Lighting Division's revenues were up 6% largely due to expanded contract base from existing customers, as well as obtaining a large one-time energy saving retrofit contract. However, operating profits decreased by 9% during the first six months of fiscal year 1994 due to startup costs associated with the opening of several branches early in the year and also due to increased general and administrative expenses incurred to manage growth. Revenues for the Elevator Division were up by 12% for the first six months of fiscal year 1994 over the same period of 1993 generally due to increases in its service, repair, and installation lines of business, as well as a strong performance by its Mexican subsidiary.
       As a result, the Division nearly increased its operating profits by four-fold for the six months of 1994 compared to the corresponding period of 1993. The Division's profits benefited from an increase in volume and a continued effort to contain general and administrative expenses. The Engineering Division's revenues increased by 12% and it reported a 51% increase in operating profits in the first six months of 1994 compared to the same period in 1993. Revenues increased generally from the start-up of the Midwest Region, booking additional business, and price increases to its existing customers. The increase in operating profits continues to result from increased business and reductions in insurance and other payroll related costs.

       Revenues of the Other Services segment for the first six months of 1994 were approximately $83 million, a 48% increase over the same period of fiscal year 1993. Other Services accounted for approximately 19% of the Company's consolidated revenues. The operating profits of Other Services were up by 60% primarily due to acquisitions by its Parking Division. The Parking Division's revenues increased by 113% and its profits increased by 114% during the first six months of fiscal year 1994 compared to 1993. The increase in revenues is primarily due to the acquisitions of a parking business in Northern California and of System Parking as discussed previously, and from obtaining contracts to manage parking operations at several major airports in the U.S. The increase in operating profits was primarily due to contributions made by these acquisitions and management fee income derived from its airport operations. The Security Division reported a slight decrease in revenues but its profits increased by 25% in the first six months of 1994 compared to the same period of 1993. The decrease in revenues resulted from customer contract cancellations in certain metropolitan areas. The increase in operating income during the first six months as compared to the prior year was due to a decrease in direct labor and related expenses and a reduction in insurance expense.

Three Months Ended April 30, 1994 vs. Three Months Ended April
30, 1993

    Revenues and other income for the second quarter of fiscal year 1994 were $216 million compared to $189 million in 1993, a 14% increase over the second quarter of the prior year. As a percentage of revenues, operating expenses and cost of goods sold were 85.5% during the second quarter of fiscal year 1994 compared to 85.8% for the same period in 1993. Consequently, as a percentage of revenues, gross profit was 14.5% for the second quarter ended April 30, 1994, as compared to 14.2% for the same period of fiscal year 1993. Office occupancy rates in most recent months have shown some improvement particularly in the Northeast, Southeast, and Northwest regions which resulted in gross profit margin improvement for the Company's Janitorial, Parking, and Security Divisions. Generally, reductions in insurance expenses also had a positive impact on gross profit margins for the second quarter of 1994.

    Selling and administrative expense for the three months ended April 30, 1994 was $25 million compared to $22 million for the corresponding three months of fiscal year 1993. As a percentage of revenues, selling and administrative expense increased slightly from 11.4% for the three months ended April 30, 1993 to 11.5% for the same period in 1994. The increase in the dollar amount of selling and administrative expense for the three months ended April 30, 1994, compared to the same period in 1993, is primarily due to revenue growth and certain expenses associated with acquisitions.

    Interest expense was $743,000 for the second quarter of fiscal year 1994 compared to $700,000 in 1993, an increase of $43,000 over the same period of the prior fiscal year. Interest expense increased due to higher bank borrowings required for recent acquisitions, during the three months ended April 30, 1994 compared to 1993.

    The effective income tax rate for the second quarter of both fiscal year 1994 and 1993 was 42%.

    Net income for the three months ended April 30, 1994 was $3,318,000, an increase of 24.4%, compared to the prior year's second quarter net income of $2,666,000. However, due to the increase in average shares outstanding and the deduction of a preferred stock dividend of $128,000 in the calculation of earnings per share, per common share earnings increased 16% to 36 cents for the second quarter of 1994 compared to 31 cents for the same period in 1993.

    The results of operations from the Company's three industry segments and its operating divisions for the three months ended
April 30, 1994 as compared to the three months ended April 30, 1993 are more fully described below:

      Revenues of the Janitorial Services segment for the second quarter of fiscal year 1994 were $118 million, an increase of approximately $10 million, or 9% over the second quarter of fiscal 1993, while its operating profits increased by 25% over the comparable period of 1993. Janitorial Services accounted for approximately 55% of the Company's consolidated revenues for the current quarter. As discussed in the six-month management's discussion, the Janitorial Division's revenues increased by 9% during the second quarter of fiscal year 1994 as compared to the same period of 1993 primarily as a result of acquisitions made during the latter half of fiscal year 1993 and March 1994 and, to a lesser extent, increases recorded by this Division's Northeast and Northwest Regions. As a result of the revenue increase and a reduction in operating expenses, this Division's operating profits increased 28% when compared to the same period last year. Decreases in operating expenses such as labor-related and insurance expenses contributed to the gross margin improvement for this division during the second quarter of 1994 over the same period of the prior year. The Janitorial Supply Division's revenue for the second quarter increased by approximately 5% compared to the same quarter in 1993 generally due to new business in Northern California. A decrease of 30% in operating profits results from pressure on gross margins caused by very competitive market conditions.

      Amtech Services reported revenues of $55 million, which represent approximately 25% of the Company's consolidated revenues for the second quarter of fiscal year 1994, an increase of approximately 8% over the same quarter of last year. Amtech Services' operating profit increased 20% compared to the second quarter of fiscal year 1993. The Mechanical Division's operating profits for the second quarter of 1994 decreased by 45% on virtually no increase
      in revenues.   Although this Division has reduced its
      operating expenses, including general and administrative expenses, it was not sufficient to offset the loss of gross margins resulting from economic slow-down in California and lack of energy projects which traditionally yield higher margins. The Lighting Division reported a 6% revenue increase for the three months ended April 30, 1994 compared to the same period of 1993, principally due to the award of a chain store project and an expanded customer contract base from existing customers.

      Operating profits also increased by 6% during the second quarter of fiscal year 1994 as this Division continues to maintain its operating margins. Revenues for the Elevator Division were up by 10% for the second quarter of 1994 over the same quarter of 1993 largely due to increased repair business resulting from the earthquake in the greater Los Angeles metropolitan area and generally, from revenue increases from all phases of its business. The Division posted a 73% increase in operating profit for the second quarter compared to the corresponding quarter of fiscal year 1993. Major cost reductions and closing of unprofitable locations, as well as improved market conditions, improved this Division's operating income.
      The Engineering Division's revenues increased by 10% and it reported a 58% increase in operating profits in the second quarter of 1994 compared to the same period in 1993. Revenues increased generally from new business, price increases to its existing customers, and from expansion into the Midwest. The increase in operating profits resulted from increased revenues, reductions in insurance and other payroll related costs, and improved gross margins.

      Revenues of the Other Services segment for the second quarter of 1994 were approximately $42 million, a 48% increase over the same quarter of fiscal year 1993, while its operating profits were up by 52%. Other Services accounted for approximately 20% of the Company's consolidated revenues. Revenues and operating profits of Other Services were up primarily due to acquisitions made by its Parking Division. The Parking Division's revenues increased by 111% and its profits increased by 94% during the second quarter of fiscal year 1994. The increase in revenues is primarily due to the acquisitions of a parking business in Northern California and System Parking as discussed previously in the six-month management's discussion. The increase in operating profits was primarily due to contributions made by these acquisitions, improvement in business climate in certain regions, and management fee income realized from its airport parking facility contracts. The Security Division reported a 4% decrease in revenues largely due to a contract which was canceled in the Northwest. Its profits increased by 19% in the second quarter of 1994 compared to the same period of 1993. The increase in operating profits during the second quarter as compared to the second quarter of the prior year was due to a cost reduction effort initiated by management and a reduction in insurance expense.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - not applicable.



Item 4. Submission of Matters to a Vote of Stockholders

     a) The Annual Meeting of Stockholders was held on March 15,
1994.

     b)The following directors nominated by management were approved by a vote of stockholders: Martinn H. Mandles. Sydney J.
Rosenberg, Theodore Rosenberg and William W. Steele.

     The following directors remained in office: Maryellen B.
Cattani, Claude M. Ballard, Jr., Robert S. Dickerman,John F.
Egan, Charles T. Horngren, Felix M. Juda and William E. Walsh.

     c)Proposal 1 - Election of Officers

                                      Against
                                         or                   Broker
Nominee:                     For      Withheld  Abstentions  Nonvotes
                                                                0
Martinn H. Mandles        7,019,502   288,934        0          0
Sydney J. Rosenberg       7,018,193   290,243        0          0
Theodore Rosenberg        7,014,756   293,680        0          0
William W. Steele         7,020,649   287,787        0          0

     d) Proposal 2 Amendment to the Certificate of Incorporation to change the name to ABM Industries Incorporated

For:7,261,830  Against:23,025  Abstain:23,581  Broker Nonvotes:0

     e) Proposal 3  Amendment of the 1985 Employee Stock Purchase
Plan to increase number of shares authorized

For:5,690,986 Against:455,193  Abstain:379,635  Broker Nonvotes:0

     f) Proposal 4  Amendment of the 1987 Employee Stock Option
Plan to increase number of shares authorized

For:5,112,998 Against:1,018,250 Abstain:391,566 Broker Nonvotes:0



Item 6  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          3.1  Certificate of Amendment
               of Certificate of Incorporation
               as filed March 16, 1994

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 1994.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of June, 1994.


               ABM INDUSTRIES INCORPORATED
                         (Registrant)



                    By /s/ David H. Hebble
                         David H. Hebble
                    Vice President, Principal Financial Officer

       18                                             Exhibit 3.1
                    CERTIFICATE OF AMENDMENT
                               OF
                  CERTIFICATE OF INCORPORATION
                               OF
         AMERICAN BUILDING MAINTENANCE INDUSTRIES, INC.

     AMERICAN BUILDING MAINTENANCE INDUSTRIES, INC., a corporation organized and existing under and by virtue of the General Corporation law of the State of Delaware, DOES HEREBY
CERTIFY:

     FIRST: That the Board of Directors of said corporation, at a meeting duly held, adopted a resolution proposing and declaring advisable the following amendment to the Certificate of Incorporation of said corporation and directing that the proposed amendment be considered at the next annual meeting of the stockholders. The resolution setting forth the proposed amendment is as follows:

     RESOLVED, that the Certificate of Incorporation of AMERICAN
BUILDING MAINTENANCE INDUSTRIES, INC. be amended by deleting
Article First and replacing it in its entirety with a new Article
First as follows:

     First:    The name of this corporation is:  ABM Industries
               Incorporated.

     SECOND: That the stockholders of said corporation, at the annual meeting of stockholders which was duly held on March 15, 1994, adopted such amendment by casting the necessary number of shares as required by statute in favor of such amendment to the Certificate of Incorporation.

     THIRD: That the aforesaid amendment was duly adopted in accordance with the applicable provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, AMERICAN BUILDING MAINTENANCE
INDUSTRIES, INC. has caused this certificate to be signed by William Steele, its President, and attested by Harry H. Kahn, its
Secretary, this 16th day of March, 1994.

                                AMERICAN BUILDING MAINTENANCE
                                 INDUSTRIES, INC.

                                By /s/ William Steele
                                     William Steele
                                        President
ATTEST:
By /s/ Harry H. Kahn
     Harry H. Kahn
       Secretary