Form 10-Q
period 1994-07-31
AMERICAN BUILDING MAINTENANCE INDUSTRIES INC
filed 1994-09-13
CIK 771497

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1994

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

               YES     [X]              NO     [ ]


Number of shares of Common Stock outstanding as of July 31,1994:
8,978,000.

PART I FINANCIAL INFORMATION

Item 1  Financial Statements

                  ABM INDUSTRIES INCORPORATED
                  CONSOLIDATED BALANCE SHEETS
                   (In Thousands of dollars)

                                               October 31,         July 31,
                                                 1993                1994
                                                                  (Unaudited)

Current Assets:
   Cash and time deposits                     $        1,688   $         459
   Accounts and other receivables, net               127,908         136,283
   Inventories and supplies                           16,288          15,605
   Deferred income taxes                              10,960          11,152
   Prepaid expenses                                   10,089          12,390
                                                   ---------       ---------
      Total current assets                           166,933         175,889
                                                   ---------       ---------

Investments and Long-Term Receivables                  7,129           7,037

Property, Plant and Equipment, at Cost:
   Land and buildings                                  5,364           5,924
   Transportation and equipment                        7,727           8,366
   Machinery and other equipment                      29,415          32,696
   Leasehold improvements                              8,332           9,055
                                                   ---------       ---------
                                                      50,838          56,041
   Less accumulated depreciation
      and amortization                              (33,795)        (36,316)
                                                   ---------       ---------
      Property, plant and equipment, net              17,043          19,725
                                                   ---------       ---------

Intangible Assets                                     57,785          61,629
Deferred Income Taxes                                 13,307          14,202
Other Assets                                           5,943           6,179
                                                   ---------       ---------
                                              $      268,140   $     284,661
                                                   =========       =========


See accompanying Notes to Consolidated Financial Statements


                                                October 31,     July 31,
                                                   1993           1994
                                                               (Unaudited)
Current Liabilities
   Notes payable                                $          -  $      5,000
   Current  portion of long-term debt                    682           647
   Bank overdraft                                      4,231             -
   Accounts payable, trade                            17,863        20,137
   Income taxes payable:                               3,203         1,401
   Accrued Liabilities:
      Compensation                                    16,695        16,413
      Taxes - other than income                        8,474         8,856
      Insurance claims                                25,608        26,065
      Other                                           13,564        13,659
                                                   ---------     ---------
         Total current liabilities                    90,320        92,178
                                                   ---------     ---------

Long-Term Debt (less current portion)                 20,937        22,938
Retirement plans                                       4,574         5,629
Insurance claims                                      35,721        37,853

Series B 8% Senior redeemable
    cumulative preferred stock                         6,400         6,400

Stockholders' Equity:
   Preferred stock, $0.1 par value, 500,000
      shares authorized;  none issued                  -                 -

   Common stock, $.01 par value, 12,000,000
      shares authorized; 8,778,000 and
      8,978,000 shares issued and
      outstanding at October 31, 1993
      and July 31, 1994,  respectively                    88            90

   Additional capital                                 31,244        34,240
   Retained earnings                                  78,856        85,333
                                                   ---------     ---------
         Total stockholders' equity                  110,188       119,663
                                                   ---------     ---------

                                                $    268,140  $    284,661
                                                   =========     =========


  See accompanying Notes to Consolidated Financial Statements



                         ABM INDUSTRIES INCORPORATED

                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                   (In Thousands Except per Share Amounts



                                 For the Three Months Ended    For the Nine Months Ended
                                          July 31                       July 31
                                     1993           1994           1993          1994

REVENUES AND OTHER INCOME        $    192,203   $     224,965  $    568,071   $    651,676

EXPENSES:
   Operating Expenses and Cost
       of Goods Sold                  163,813         194,403       485,558        560,517
   Selling and Administrative          22,076          22,660        66,459         71,202
   Interest                               484           1,303         1,560          2,763
                                     --------        --------      --------       --------
      Total Expenses                  186,373         218,366       553,577        634,482
                                     --------        --------      --------       --------

INCOME BEFORE INCOME TAXES              5,830           6,599        14,494         17,194

INCOME TAXES                            2,448           2,453         6,087          6,903
                                     --------        --------      --------       --------

NET INCOME                       $      3,382   $       4,146  $      8,407   $     10,291
                                     ========        ========      ========       ========

NET INCOME PER  COMMON SHARE     $       0.39   $        0.45  $       0.98   $       1.12

DIVIDENDS PER COMMON SHARE       $      0.125   $       0.125  $      0.375   $      0.375

AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT
    SHARES OUTSTANDING                  8,675           8,942         8,613          8,872

See accompanying Notes to Consolidated Financial Statements




                         ABM INDUSTRIES INCORPORATED

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

              FOR THE NINE MONTHS ENDED JULY 31, 1993 AND 1994

                          (In Thousands of Dollars)

                                                  July 31,   July 31,
                                                    1993       1994

Cash Flows from Operating Activities:
   Cash received from customers                 $   567,603 $   638,764
   Other operating cash receipts                      1,867       1,440
   Interest received                                    563         286
   Cash paid to suppliers and employees           (546,186)   (617,892)
   Interest paid                                    (2,122)     (3,120)
   Income taxes paid                                (6,702)     (9,792)
                                                  ---------   ---------
   Net cash provided by operating activities         15,023       9,686
                                                  ---------   ---------
Cash Flows from Investing Activities:
   Additions to property, plant and equipment       (4,519)     (6,872)
   Proceeds from sale of assets                         297         414
   (Increase) decrease in investments
      and long-term receivables                         805          92
   Intangibles resulting from acquisitions          (6,298)     (6,468)
                                                  ---------   ---------
   Net cash used in investing activities            (9,715)    (12,834)
                                                  ---------   ---------
Cash Flows from Financing Activities:
   Common stock issued                                2,824       2,998
   Dividends paid                                   (3,242)     (3,814)
   Increase(decrease) in cash overdraft                -        (4,231)
   Increase(decrease) in notes payable              (1,348)       4,966
   Long-term borrowings                               -          22,000
   Repayments of long-term borrowings                 -        (20,000)
                                                  ---------   ---------
   Net cash provided by financing activities        (1,766)       1,919
                                                  ---------   ---------
Net Increase (Decrease) in Cash
         and Cash Equivalents                         3,542     (1,229)
Cash and Cash Equivalents Beginning of Year           2,365       1,688
                                                  ---------   ---------
Cash and Cash Equivalents End of Period         $     5,907 $       459
                                                  =========    =========





Reconciliation of Net Income to Net Cash
          Provided by Operating Activities:
Net Income                                     $     8,407  $    10,291
Adjustments:
Depreciation and amortization                        5,106        6,513
Provision for bad debts                               1089         1349
Gain on sale of assets                               (140)        (113)
(Increase) decrease in accounts and
    other receivables                                2,441      (9,724)
(Increase) decrease in inventories and
    supplies                                       (2,710)          683
(Increase) decrease in prepaid expenses            (1,556)      (2,301)
(Increase) decrease in other assets                    133        (236)
Increase (decrease) in deferred  taxes             (1,677)      (1,087)
Increase (decrease) in income taxes payable          1,062      (1,802)
Increase (decrease) in retirement
    plans accrual                                      557        1,055
Increase (decrease) in insurance claims              3,169        2,589
Increase (decrease) in accounts payable
    and other accrued liabilities                    (858)        2,469
                                                 ---------    ---------
      Total Adjustments to net income                6,616        (605)
                                                 ---------    ---------
Net Cash Provided By Operating Activities      $    15,023  $     9,686
                                                 =========    =========

  See accompanying Notes to Consolidated Financial Statements



                      ABM INDUSTRIES INCORPORATED

              NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.   General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly the financial position as of July 31 31, 1994 and the results of operations and cash flows for the three months and nine months then ended.

     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Form 10K filed with the Securities and Exchange Commission.

2.   Earnings per Share

     Net Income per Common Share: Net income per common and common equivalent share, after the reduction for preferred stock dividends in the amount of $384,000 during the nine months ended July 31, 1994, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as shown.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

    Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. Capital expenditures during the first nine months of fiscal year 1994 were approximately $6.9 million as compared with $4.5 million during the same period of fiscal year 1993. Cost of acquisitions for the nine months of 1994 were approximately $6.5 million as compared to $6.3 million for the same period in 1993. The Company paid cash dividends of $384,000 and approximately $3.4 million to preferred and common shareholders, respectively, during the nine months ended July 31, 1994, as compared with $3.2 million paid to common shareholders in 1993.

The Company has short-term agreements with several banks for lines of credit totaling $13 million, subject to annual renewal, at a maximum of the prime interest rate. On July 31, 1994, the Company had $5 million outstanding under these arrangements. In addition, the Company has a long-term line of credit of $20 million with a major U.S. bank and, at July 31, 1994, the Company had borrowed $20 million under this line. At the option of the Company, interest is at the commercial paper rate plus 1/2%, LIBOR plus 1/2% or at the prime rate. The agreement requires the Company, among other things, to meet certain objectives with respect to financial ratios and places certain limitations on dividend payments and other outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year. The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate long-term debt. At July 31, 1994, the Company had outstanding a swap agreement with a domestic commercial bank, having a notional principal amount of $15 million. This agreement effectively changes the Company's interest rate exposure on $15 million of its $20 million floating rate debt due in fiscal 1994 to a fixed 5.8%. The interest rate swap agreement matures December 10, 1994. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. In connection with the System Parking acquisition, the Company assumed a note payable in the amount of $3,818,000. Interest on this note is payable monthly at an annual rate of 9.35%, with principal amounts of $636,000 due annually through October 1, 1998. At July 31, 1994, the balance remaining on this note was $3,182,000.

    At July 31, 1994, working capital was $83.7 million, as compared to $76.6 million at October 31, 1993.

Effect of Inflation

    The low rates of inflation experienced in recent years have had no material impact on the financial statements of the Company. The Company attempts to recover inflationary costs by increasing sales prices to the extent permitted by contracts and competition.

Acquisition

    As previously reported, the Company acquired the operations of General Maintenance Service Company, Inc. in Washington D.C. on March 1, 1994. General Maintenance provides janitorial services to major commercial buildings and institutions in Washington, D.C., Maryland, and Virginia. At the time of acquisition by the Company, General Maintenance reported annual revenues of approximately $18.9 million. In addition to the amount paid at closing, contingent payments based upon gross profit of acquired contracts will be made over the next five years.

Results of Operations

    The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the year is based on the Company's fiscal year which ends on October 31, and nine months and the third quarter ended July 31, 1994.

Nine Months Ended July 31, 1994 vs. Nine Months Ended July 31, 1993

   Revenues and other income (hereafter called revenues) for the first nine months of fiscal year 1994 were $652 million compared to $568 million in 1993, a 15% increase over the same period of the prior year. As a percentage of revenues, operating expenses and cost of goods sold were 86% during the nine months of fiscal year 1994 compared to 85.5% for the same period in 1993. Consequently, as a percentage of revenues, gross profit (revenue minus operating expenses and cost of goods sold) was 14% for the nine months ended July 31, 1994, as compared to 14.5% for the same period of fiscal year 1993. The principal factors which contributed to the decline of gross profit margin were competitive market conditions resulting in lower bids to retain existing customers and the depressed economic conditions causing high office vacancy rates in Southern California where the Company has a strong presence. The decrease in gross profit margin was also caused by generally higher insurance expense. As discussed in the first and second fiscal quarter reports, office building vacancy rates continue to show improvements in generally all the major metropolitan areas, except Southern California.

   Selling and administrative expense for the nine months of fiscal year 1994 was $71.2 million compared to $66.5 million for the corresponding nine months of fiscal year 1993. As a percentage of revenues, selling and administrative expense decreased from 11.7% for the nine months ended July 31, 1993 to 10.9% for the same period in 1994. The increase in the dollar amount of selling and administrative expense for the nine months ended July 31, 1994, compared to the same period in 1993, is due to revenue growth and expenses associated with acquisitions.

   Interest expense was $2,763,000 for the first nine months of fiscal year 1994 compared to $1,560,000 in 1993, an increase of $1,203,000 over the same period of the prior fiscal year. The increase in interest expense was due to higher bank borrowings in 1994 primarily necessitated by acquisitions and higher interest rates especially during the most recent months.

   The effective income tax rate for the first nine months of fiscal year 1994 was 40% compared to 42% in 1993. The decreased rate is due to estimated increase in income tax credits.

    Increased operating profits by the Company generally reflect an improvement in office vacancy rates and improved business climate. As a result, net income for the first nine months of fiscal year 1994 was $10,291,000, an increase of 22%, compared to the prior year's net income of $8,407,000. However, due to the increase in average shares outstanding and the deduction of a preferred stock dividend of $384,000 in the calculation of earnings per share, per common share earnings increased 14% to $1.12 for the first nine months of 1994 compared to 98 cents for the same period in 1993.

    The results of operations from the Company's three industry segments and its operating divisions for the nine months ended July 31, 1994 as compared to the nine months ended July 31, 1993 are more fully described below:

       Revenues for the two divisions of the Janitorial Services s egment for the first nine months of fiscal year 1994 were $357 million, an increase of $28 million, or 8.6% over the first nine months of fiscal 1993, while its operating profits increased by 18.7% over the comparable period of 1993. Janitorial Services accounted for approximately 55% of the Company's consolidated revenues for the nine months.
       The Janitorial Division's revenues increased by 8.6% during the first nine months of fiscal year 1994 as compared to the same period of 1993 primarily as a result of acquisitions made during the latter half of fiscal year 1993 and in March 1994 and, to a lesser extent, sales increases recorded by this Division's Northeast, Northwest, and Southeast Regions. As a result of the revenue increase, this Division's operating profits increased 20% when compared to the same period last year. Continued decreases in labor and labor-related expenses contributed to an improvement in gross margin for this Division during the first nine months of the fiscal year 1994 over the same period of the prior year. The Division's general and administrative expenses were in line with its revenue growth. The Janitorial Supply Division's revenue for the first nine months increased by approximately 8.6% compared to the same period in 1993 generally due to a sales increase in Northern California from obtaining several large customers. A decrease of 8% in operating profits was a result of erosion of gross margins caused by competitive market conditions and higher freight expenses which more than offset benefits derived from the wholesale distributor program outside California.

            Amtech Services reported revenues of $167 million, which represent approximately 26% of the Company's consolidated revenues for the first nine months of 1994, an increase of approximately 8.7% over the same period of last year. Amtech Services' profit increased 23% compared to the first nine months of fiscal year 1993. The Mechanical Division's operating profits for the first nine months of 1994 decreased by 21% caused mainly by flat revenues, impact by the loss of a large customer with multi-branch operations, in addition to a decline in its construction/installation contracts and energy related projects. Although this Division continues to reduce its overhead, it was not sufficient to offset the loss of gross margins from a lack of revenue growth which resulted from its failure to obtain larger project type contracts. The Lighting Division's revenues were up 8% largely due to an expanded contract base from existing customers, as well as obtaining a large one-time energy saving retrofit contract. Operating profits increased only 2% during the first nine months of fiscal year 1994 due to start-up costs associated with opening new branches and from competitive market conditions. Revenues for the Elevator Division were up by 10% for the first nine months of fiscal year 1994 over the same period of 1993 primarily due to increases in its service, repair, and installation lines of business, as well as a strong performance by its Mexican subsidiary. As a result of increased revenues, the Division more than doubled its operating profits for the nine months of 1994 compared to the corresponding period of 1993. The Division's profits benefited from an increase in volume, improved gross margins, and a continued effort to contain general and administrative expenses. The Engineering Division's revenues increased by 12% and it reported a 48% increase in operating profits in the first nine months of 1994 compared to the same period in 1993. Revenue increases generally were recorded by all its regions except its Northwest Region. The increase in operating profits continues to result from increased volume and reductions in other payroll related costs.

       Revenues of the Other Services segment for the first nine months of 1994 were approximately $127 million, a 50% increase over the same period of fiscal year 1993 primarily due to acquisitions made by its Parking Division. Other

       Services accounted for approximately 19% of the Company's consolidated revenues. The operating profits of Other Services were up by 64% principally due to acquisitions by its Parking Division. The Parking Division's revenues increased by 117% and its profits increased by 158% during the first nine months of fiscal year 1994 compared to 1993. The increase in revenues and operating profits is primarily due to the acquisitions of System Parking, as discussed previously, and a parking business in Northern California, and from obtaining contracts to manage parking operations at several major airports in the U.S. The Security Division reported a slight decrease in revenues but its profits increased by 16% in the first nine months of 1994 compared to the same period of 1993. The decrease in revenues resulted from customer contract cancellations in certain metropolitan areas. The increase in operating income during the first nine months as compared to the prior year was due to a decrease in direct labor and related expenses and a decrease in selling and administrative expenses resulting from the Division's cost cutting measures.

Three Months Ended July 31, 1994 vs. Three Months Ended July 31,
1993

    Revenues and other income for the third quarter of fiscal year 1994 were $225 million compared to $192 million in 1993, a 17% increase over the third quarter of the prior year. As a percentage of revenues, operating expenses and cost of goods sold were 86.4% during the third quarter of fiscal year 1994 compared to 85.2% for the same period in 1993. Consequently, as a percentage of revenues, gross profit was 13.6% for the third quarter ended July 31, 1994, as compared to 14.8% for the same period of fiscal year 1993. A lower overall gross margin percentage for the third quarter results from increased general liability self-insurance costs. However, the recent improvement in office occupancy rates in most regions of the Company's Janitorial, Parking, and Security Divisions resulted in profit margin improvements for those Divisions.

    Selling and administrative expense for the three months ended July 31, 1994 was $22.7 million compared to $22.1 million for the corresponding three months of fiscal year 1993. As a percentage of revenues, selling and administrative expense decreased from 11.5% for the three months ended July 31, 1993 to 10.1% for the same period in 1994. When compared to a 17% revenue increase, a slight increase of $584,000, or 2.7%, in selling and administrative expense for the three months ended July 31, 1994 over the same period in 1993 results from the Company's continued efforts of cost containment.

    Interest expense was $1,303,000 for the third quarter of fiscal year 1994 compared to $484,000 in 1993, an increase of $819,000 over the same period of the prior fiscal year. Interest expense increased during the three months ended July 31, 1994 compared to

1993 due to higher bank borrowings required for recent acquisitions and higher interest rates.

    The effective income tax rate for the third quarter of fiscal year 1994 was 37% as compared to 42% in 1993. The lower rate is due to estimated increases in income tax credits.

    Net income for the three months ended July 31, 1994 was $4,146,000, an increase of 23%, compared to the prior year's third quarter net income of $3,382,000. However, due to the increase in average shares outstanding and the deduction of a preferred stock dividend of $128,000 in the calculation of earnings per share, per common share earnings increased 15% to 45 cents for the third quarter of 1994 compared to 39 cents for the same period in 1993.

    The results of operations from the Company's three industry segments and its operating divisions for the three months ended
July 31, 1994 as compared to the three months ended July 31, 1993 are more fully described below:

      Revenues of the Janitorial Services segment for the third quarter of fiscal year 1994 were $124 million, an increase of approximately $13 million, or 12% over the third quarter of fiscal 1993, while its operating profits increased by 27% over the comparable period of 1993. Janitorial Services accounted for approximately 55% of the Company's consolidated revenues for the current quarter. As discussed in the nine-month management's discussion, the Janitorial Division's revenues increased by 12% during the third quarter of fiscal year 1994 as compared to the same period of 1993 primarily as a result of acquisitions made during the latter half of fiscal year 1993 and March 1994 and, to a lesser extent, increases recorded by this Division's Northeast and Southeast Regions. As a result of a volume increase and a percentage reduction in operating expenses in relation to a percentage increase in revenues, this Division's operating profits increased 27% when compared to the same period last year. Decreases in operating expenses such as labor-related expenses contributed to the gross margin improvement for this division during the third quarter of 1994 over the same period of the prior year. The Janitorial Supply Division's revenue for the third quarter increased by approximately 9% compared to the same quarter in 1993 generally due to new business in Northern California. An increase of 25% in operating profits results from a volume increase and a reduction in the selling and administrative expense.

      Amtech Services reported revenues of $57 million, which represent approximately 25% of the Company's consolidated revenues for the third quarter of fiscal year 1994, an increase of approximately 8% over the same quarter of last year. Amtech Services' operating profit increased 31% compared to the third quarter of fiscal year 1993. The

      Mechanical Division's operating profits for the third quarter of 1994 increased by 4% on a 3% increase in revenues. Although this Division shows signs of improvement in both revenues and operating profits, it continues to suffer from an economic slow-down in California and failure to obtain more lucrative energy projects. The Lighting Divi sion reported an 11% revenue increase for the three months ended July 31, 1994 compared to the same period of 1993, principally due to the contract award of a chain store project and its successful efforts in expanding its customer contract base. Operating profits also increased by 24% during the third quarter of fiscal year 1994 as this Division continues to maintain its operating margins from cost containment programs. Revenues for the Elevator Division were up by 5% for the third quarter of 1994 over the same quarter of 1993 largely due to increased repair business resulting from the earthquake in the greater Los Angeles metropolitan area and generally, from revenue increases from all phases of its business. The Division posted a 51% increase in operating profit for the third quarter compared to the corresponding quarter of fiscal year 1993. A continued effort to control costs and closing of unprofitable locations, as well as more favorable market conditions, improved this Division's operating income. The Engineering Division's revenues increased by 13% and it reported a 44% increase in operating profits in the third quarter of 1994 compared to the same period in 1993. This Division posted revenue increases in all its regions, except the Southern California and Northwest Regions, thus enabling it to increase its operating profits. Also contributing to the increase in operating profits were reductions in payroll related costs which improved gross margins.

           Revenues of the Other Services segment for the third quarter of 1994 were approximately $44 million, a 55% increase over the same quarter of fiscal year 1993, while its operating profits were up by 72%. Other Services accounted for approximately 20% of the Company's consolidated revenues. Revenues and operating profits of Other Services were up primarily due to acquisitions made by its Parking Division. As previously reported and discussed, primarily due to acquisitions the Parking Division's revenues increased by 125% and its profits increased by 268% during the third quarter of fiscal year 1994. The increase in operating profits was primarily due to contributions made by these acquisitions, improvement in business climate in certain regions, and from continued growth by this Division in airport parking facility management. The Security Division's revenues for the third quarter decreased by 1% as compared to the same quarter of 1993, largely due to a contract which was canceled in its Southcentral Region. However, its profits increased by 2% in the third quarter of 1994 compared to the same period of 1993 mainly due to a continued cost reduction effort initiated by its management.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - not applicable.


Item 6  Exhibits and Reports on Form 8-K

     (a)  Exhibits:      NONE


     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended July 31, 1994.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of September, 1994.


                         ABM INDUSTRIES INCORPORATED
                              (Registrant)



                         By /s/ David H. Hebble
                              David H. Hebble
                    Vice President, Principal Financial Officer