Form 10-Q/A
period 1994-07-31
AMERICAN BUILDING MAINTENANCE INDUSTRIES INC
filed 1994-12-20
CIK 771497

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



                         FORM 10-Q/A

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





Item 6  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          3.1  Certificate of Amendment
               of Certificate of Incorporation
               as filed March 16, 1994
          27   Financial Data Schedules

    (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended July 31, 1994.






                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of December, 1994.


               ABM INDUSTRIES
                         INCORPORATED
                         (Registrant)



                    By /s/ David H.
                         Hebble David H.
                         Hebble
                    Vice President, Principal Financial
Officer