Form 10-K
period 1994-10-31
ABM INDUSTRIES INC
filed 1995-01-27
CIK 771497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1994

                                          OR
               __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the Transition Period from _________ to _________

                            Commission File Number 1-8929

                          ABM INDUSTRIES INCORPORATED
             (Exact name of registrant as specified in its charter)

                DELAWARE                               94-1369354
    (State or other jurisdiction of       (IRS Employer Identification Number)
     incorporation or organization)

         50 FREMONT STREET, 26TH FLOOR, SAN FRANCISCO, CALIFORNIA 94105
             (Address and zip code of principal executive offices)

                           TELEPHONE: (415) 597-4500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             Name of Each Exchange on Which
          Title of Each Class                          Registered
COMMON STOCK, $.01 PAR VALUE                  NEW YORK STOCK EXCHANGE AND
                                                 PACIFIC STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS               NEW YORK STOCK EXCHANGE AND
                                                 PACIFIC STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of December 31, 1994, nonaffiliates of the registrant beneficially owned shares of the registrant's common stock with an aggregate market value of $157,833,044.

As of December 31, 1994, there were 9,095,176 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement to be used by the Company in connection with its 1995 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

    ABM Industries Incorporated is engaged in the business of providing commercial, industrial and institutional janitorial, window cleaning and building maintenance services. The Company is also engaged in the business of air conditioning, heating equipment, elevator and escalator installation, repair and servicing; lighting and outdoor signage installation and maintenance; parking facility operations; building security services; and janitorial supplies and equipment sales. Unless the context otherwise requires, the "Company" refers to ABM Industries Incorporated and subsidiaries.

    The Company was incorporated in California in 1955 as the successor to a business founded in 1909. On April 2, 1985, the stockholders of the Company approved a reorganization in which the Company's state of incorporation was changed from California to Delaware effective March 19, 1985. The executive offices of the Company are located at 50 Fremont Street, Suite 2600, San Francisco, California 94105, and its telephone number is (415) 597-4500.

BUSINESS SEGMENT INFORMATION

    The Company's divisions (consisting of one or more subsidiaries of the Company), listed below, operate in three functionally oriented segments of the building services industry -- Janitorial Divisions, Amtech Divisions and Other Divisions.

JANITORIAL                   AMTECH                       OTHER
DIVISIONS                    DIVISIONS                    DIVISIONS
- --------------------------------------------------------------------------------
ABM Janitorial Services      ABM Engineering Services     Ampco System Parking
Easterday Janitorial Supply  Amtech Elevator Services     ASI Security Services
                             Amtech Lighting Services
                             CommAir Mechanical Services

    Additional information relating to the Company's three industry segments appears in Note 15 of Item 8, Financial Statements and Supplementary Data of this Form 10-K. The business activities of the Company's three industry segments and eight operating divisions, as they existed at October 31, 1994, are more fully described below.

JANITORIAL DIVISIONS

    The Janitorial Divisions provide janitorial cleaning services as well as janitorial supplies and equipment to their customers. Operating from 90 offices throughout the United States and Canada, this segment accounted for approximately 59%, 57% and 54% of the Company's revenues in the fiscal years ended October 31, 1992, 1993 and 1994, respectively.

         / / ABM JANITORIAL SERVICES provides a wide range of basic janitorial services for a variety of structures and organizations, including office buildings, industrial factories, banks, department stores, theaters, warehouses, educational and health institutions and airport terminals. Services provided by ABM Janitorial Services include floor cleaning and finishing, wall and window washing, furniture polishing, rug cleaning, dusting, and other building cleaning services. This Division maintains 84 offices in 29 states, the District of Columbia and two Canadian provinces and operates under thousands of individually negotiated building maintenance contracts, the majority of which are obtained by competitive bidding. Generally, profit margins on maintenance contracts tend to be inversely proportional to the size of the contract. Although many of the Company's maintenance contracts are fixed price agreements, others contain clauses under which the customer agrees to reimburse the Company for the full amount of wages, payroll taxes, insurance premiums and other expenses plus a profit percentage. The majority of the Company's contracts are for one-year periods, contain automatic renewal clauses and are subject to termination at will by either party upon 30 to 90 days written notice.

         / / EASTERDAY JANITORIAL SUPPLY markets janitorial supplies and equipment through six sales offices located in San Francisco, Los Angeles and Sacramento, California; Portland, Oregon; Reno, Nevada; and Houston, Texas. Aside from sales to ABM Janitorial Services, which, in 1994, accounted for approximately 32% of Easterday Janitorial Supply's revenues, the principal customers for this division are industrial plants, schools, commercial buildings, industrial organizations, transportation terminals, theaters, hotels, department stores, restaurants, military establishments and janitorial service companies. Among the products sold are paper products, disinfectants, floor cleaners, polishes, glass cleaners, waxes and cleaning equipment. The products sold include a number of nationally advertised brands and, in large part, are manufactured by others. This Division manufactures certain cleaning agents and waxes which it sells, but its manufacturing operations are not significant in relation to Easterday Janitorial Supply as a whole.

AMTECH DIVISIONS

    Amtech, through its four operating divisions, provides its customers with a wide range of engineering, elevator, lighting and mechanical services. The Company believes that the offering of such a wide range of services by an affiliated group provides its customers with an attractive alternative to obtaining the services of a larger number of unrelated individual subcontractors. A number of Amtech's service contracts are for one to three years and are generally renewed after expiration. Installation contracts are either individually negotiated or obtained through competitive bidding. The Amtech segment's primary market consists of retail and commercial businesses with multiple locations scattered over wide geographic areas. Examples of such customers include high-rise office buildings, bank and savings and loan branch systems, shopping centers, restaurant chains, service stations, supermarkets and drug, convenience and discount store chains.

    Amtech operates from 48 offices located in Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Nevada, New Jersey, New Mexico, Oregon, Texas, Washington, Washington, D.C., Wisconsin and Mexico. For the fiscal years ended October 31, 1992, 1993 and 1994, Amtech accounted for approximately 26%, 27% and 26%, respectively, of the Company's revenues.

    Operations of the four Amtech Divisions during fiscal year 1994 are described below:

         / / ABM ENGINEERING SERVICES provides building owners and managers with staffs of on-site engineers to operate, maintain and repair electrical, mechanical, and plumbing systems within a facility. This service is primarily for high-rise office buildings, but customers also include schools, warehouses and factories. ABM Engineering Services maintains five offices, two of which are in California and one each in Seattle, Washington; Chicago, Illinois; and Phoenix, Arizona.

         / / AMTECH ELEVATOR SERVICES installs, maintains and repairs elevators and escalators in major metropolitan areas of California; Houston and Amarillo, Texas; Detroit, Michigan; Upper Marlboro and Baltimore, Maryland; Las Vegas, Nevada; Pennsauken, New Jersey; Atlanta, Georgia; Philadelphia, Pennsylvania; Denver, Colorado; Chicago, Illinois; and Washington, D.C. Amtech Elevator Services builds elevator units in Rosarito, Mexico, maintains sixteen offices and several parts warehouses and operates a fleet of radio-equipped service vehicles.

         / / AMTECH LIGHTING SERVICES provides relamping, fixture cleaning and periodic maintenance service to its customers. Amtech Lighting Services also repairs, services, designs and installs outdoor signage. This division maintains sixteen offices, six of which are located in California; and one office in each of Austin, Dallas, Houston and San Antonio, Texas; Phoenix, Arizona; Albuquerque, New Mexico; New Orleans, Louisiana; Atlanta, Georgia; and Tampa and Ft. Lauderdale, Florida.

         / / COMMAIR MECHANICAL SERVICES installs and services air conditioning and heating equipment and provides building engineering and energy management services to commercial, industrial and institutional facilities. CommAir Mechanical Services maintains eleven offices, ten of which are located in California, and one office in Phoenix, Arizona.

OTHER DIVISIONS

    At October 31, 1994, operations of the Company's Other Divisions segment provided parking facility management services and business security and investigative services to their customers.

    The Other Divisions operated from 39 offices which were located throughout the United States. For the fiscal years ended October 31, 1992, 1993 and 1994, the Other Divisions accounted for approximately 15%, 16% and 20%, respectively, of the Company's revenues.

    The two Other Divisions are described below:

         / / AMPCO SYSTEM PARKING operates approximately 1,321 parking lots and garages which are either leased from or managed for third parties. Ampco System Parking currently has parking facilities in 23 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Idaho, Indiana, Iowa, Kansas, Michigan, Missouri, Nebraska, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Texas, Utah, Washington and Wisconsin.

         / / ASI SECURITY SERVICES provides special investigative and security consulting services and security guards to a wide range of businesses in the major metropolitan areas of San Francisco, San Diego and Los Angeles, California; Houston, Dallas/Fort Worth and San Antonio, Texas; Chicago, Illinois; Phoenix, Arizona; Seattle, Washington; and Portland, Oregon. Much like ABM Janitorial Services, the majority of this Division's contracts are for one-year periods, contain automatic renewal clauses and are subject to termination at will by either party upon 30 to 90 days written notice.

TRADEMARKS

    The Company believes that it owns or is licensed to use all corporate names, trade names, trademarks, service marks, copyrights, patents and trade secrets which are material to the Company's operations.

COMPETITION

    The Company believes that each aspect of its business is highly competitive, and that such competition is based primarily on price and quality of service. The Company's competitors include a large number of regional and local companies located in major cities throughout the United States and Canada. While the majority of the Company's competitors in the janitorial and building maintenance business operate in a limited geographic area, the operating divisions of a few large, diversified companies compete with the Company on a national basis. In addition, a number of the Company's competitors do not operate under collective bargaining agreements with their employees. Generally, these nonunionized competitors are able to operate with lower labor and employee benefit costs, thus permitting them to more aggressively compete on the basis of price in geographic areas where the Company has union operations.

MARKETING AND SALES

    The Company's marketing and sales efforts are conducted by its various divisions and regional offices. Sales, marketing and operations executives in each of the regional and some of the major branch offices participate directly in obtaining new customers and also service the existing ones. The broad geographical base of the Company's regional offices, along with its divisional personnel, enables the Company to provide a full range of building services, which are available individually or as a part of the Company's integrated services program.

    The Company has a broad customer base including airports, apartment complexes, city centers, colleges and universities, financial institutions, industrial plants, office buildings, retail stores, shopping centers and theme parks. The Company estimates that no customer accounted for more than 5% of its revenues during the fiscal year ended October 31, 1994.

EMPLOYEES

    The Company, through its various Divisions' subsidiaries and departments, employs approximately 42,000 persons, of whom about 2,600 are in sales, clerical, supervisory and executive positions. The balance of the employees are employed in various building maintenance functions including janitorial and building maintenance, parking, distribution and security guards. Approximately 17,800 employees are covered under collective bargaining agreements.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company as of January 1, 1995, are as follows:

                                          PRINCIPAL OCCUPATIONS AND BUSINESS EXPERIENCE
NAME                              AGE     DURING PAST FIVE YEARS
- ------------------------------------------------------------------------------------------------------------
William C. Banner                 60      Vice President of the Company, and President of the Company's
                                          Security Division
J. E. Benton, III                 54      Senior Vice President, Office of the President, since July 1994;
                                          Vice President of the Company from November 1977 to July 1994
Donna M. Dell                     46      Vice President and Director of Human Resources since July 1994;
                                          Vice President and Counsel, Wells Fargo Bank, from February 1990 to June 1994
John F. Egan                      58      Vice President of the Company, and President of the Company's
                                          Janitorial Services Division
David H. Hebble                   59      Vice President and Chief Financial Officer
Harry H. Kahn                     51      Vice President, General Counsel and Secretary
Hussain A. Khan                   58      Controller and Chief Accounting Officer since March 1993;
                                          Controller from March 1983 to March 1993
Martinn H. Mandles                54      Executive Vice President and Chief Administrative Officer since
                                          November 1991; Vice President from October 1972 to November 1991
Sydney J. Rosenberg               80      Chairman of the Board; Chief Executive Officer from November 1991 to November 1994
Sherrill F. Sipes, Jr.            59      Senior Vice President, Office of the President, since July 1994;
                                          Vice President from May 1968 to July 1994
William W. Steele                 58      Chief Executive Officer since November 1994; President since
                                          November 1991; Chief Operating Officer from November 1991 to
                                          November 1994; Executive Vice President and Chief Operating
                                          Officer from April 1988 to October 1991

ITEM 2. PROPERTIES.

    The Company has sales, operations, warehouse and administrative facilities in 210 locations throughout the United States, Canada and Mexico. Fifteen of these facilities are owned by the Company and the remaining 195 are leased. At October 31, 1994, the real estate owned by the Company had an aggregate net book value of $4,276,000 and was located in: San Francisco, Los Angeles and Fresno, California; Houston and Austin, Texas; Phoenix, Arizona; Seattle, Spokane and Tacoma, Washington; Portland, Oregon; Jacksonville and Tampa, Florida; Winnipeg, Manitoba, Canada; and Rosarito Beach, Baja, Mexico.

    Rental payments under long and short-term lease agreements amounted to $74,977,000 for the fiscal year ended October 31, 1994. Of this amount, $60,369,000 in rental expense was attributable to the Company's Parking Division for the parking facilities that it operates and manages. The remaining rent expense was for equipment, vehicles, office and warehouse space.

ITEM 3. LEGAL PROCEEDINGS.

    As previously reported, the Company and certain of its officers and directors were defendants in an action entitled ACS FINANCIAL, INC. ET AL. V. AMERICAN BUILDING MAINTENANCE INDUSTRIES, INC. filed on April 15, 1991 in the Los Angeles County Superior Court. That action arose from the unsuccessful efforts to buy out the Company in 1990. In February 1993, the Court approved a settlement between the plaintiffs and certain defendants, including the Company and its officers and directors named in the action. The nonsettling defendants, including Kidder, Peabody & Co. and General Electric Capital Corporation, challenged this settlement, but their petitions were subsequently denied on appeal.

    On or about April 16, 1993, the nonsettling defendants, including Kidder, Peabody & Co. Incorporated, General Electric Capital Corporation, and G.E. Corporate Finance Group, Inc. (collectively, "Kidder/GE"), filed cross-complaints against the Company, certain members of its management, ABM Acquisition Corporation, a corporation organized by the proposed buy-out group ("ABMA"), and others. The cross-complaints alleged that the Company and its management were the alter egos of each other and of ABMA, and that this Company was liable to Kidder/GE for fees and expenses, and for certain indemnification obligations of ABMA to the nonsettling defendants in connection with the proposed buyout. The cross-complaint sought unspecified damages in amounts which they alleged to be not less than $8 million, plus unspecified punitive damages and attorneys' fees. The Company believing the claims against it to be legally barred and totally without merit, contested them by filing demurrers to all of the causes of action against it. On July 16, 1993, the Superior Court sustained all of the Company's demurrers without leave to amend and granted the Company's motion to dismiss the cross-complaints against the Company. On September 13, 1993 Kidder/GE appealed the Superior Court's ruling.

    On or about October 18, 1994, the parties to the cross-complaints settled that action, including the pending appeal, and agreed to a mutual release of all claims relating to the cross-complaints or the underlying action. As part of the settlement, certain of the individual defendants paid the cross-complaints the sum of $60,000. The Company made no payments as part of its settlement and has no continuing liabilities in connection with these actions other than any claims for expense reimbursement by certain of its officers and directors under the Company's existing indemnification bylaws and agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

MARKET INFORMATION AND DIVIDENDS

    The Company's common stock is listed on the New York Stock Exchange and Pacific Stock Exchange. The Company's credit agreement places certain limitations on dividend payments based on net income (see note 5.b to the consolidated financial statements). The following table sets forth the high and low prices of the Company's common stock and quarterly cash dividends on common shares for the periods indicated:

                                                                        FISCAL QUARTER
                                                            --------------------------------------
                                                             FIRST     SECOND    THIRD     FOURTH     YEAR
- ------------------------------------------------------------------------------------------------------------
1993
Price range of common stock:
  High                                                      $20       $21 5/8   $21       $17
  Low                                                       $17 1/4   $18       $16 1/2   $14 3/4
Dividends per share                                         $ 0.125   $ 0.125   $ 0.125   $ 0.125   $ 0.50
1994
Price range of common stock:
  High                                                      $19 1/4   $19       $23 5/8   $23
  Low                                                       $16 1/8   $17 1/8   $17 3/4   $19 7/8
Dividends per share                                         $ 0.125   $ 0.13    $ 0.13    $ 0.13    $ 0.515

At December 31, 1994, there were approximately 3,600 holders of the Company's common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below is derived from the Company's consolidated financial statements for each of the years in the five-year period ended October 31, 1994:

- ------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts and ratios)      1990       1991       1992       1993       1994
- ------------------------------------------------------------------------------------------------------------
OPERATIONS
Revenues and other income                              $ 679,128  $ 745,721  $ 760,097  $ 773,312  $ 884,633
- ------------------------------------------------------------------------------------------------------------
Expenses
Operating expenses and cost of goods sold                579,284    632,792    643,346    658,503    760,056
Selling and administrative                                86,638     91,230     94,273     92,403     96,059
Interest                                                   2,667      3,121      2,061      2,164      3,459
- ------------------------------------------------------------------------------------------------------------
                                                         668,589    727,143    739,680    753,070    859,574
- ------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary gain         10,539     18,578     20,417     20,242     25,059
Income taxes                                               4,237      7,478      8,425      7,596      9,890
- ------------------------------------------------------------------------------------------------------------
Income before extraordinary gain                           6,302     11,100     11,992     12,646     15,169
Extraordinary gain (net of income taxes of $1,047)         1,387         --         --         --         --
- ------------------------------------------------------------------------------------------------------------
Net income                                             $   7,689  $  11,100  $  11,992  $  12,646  $  15,169
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------
Income per common share before extraordinary gain      $    0.80  $    1.36  $    1.43  $    1.45  $    1.65
Extraordinary gain per common share                         0.17         --         --         --         --
- ------------------------------------------------------------------------------------------------------------
Net income per common share                            $    0.97  $    1.36  $    1.43  $    1.45  $    1.65
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------
Common and common equivalent shares                        7,950      8,146      8,397      8,646      8,908

FINANCIAL STATISTICS
Dividends per common share                             $    0.47  $   0.473  $    0.49  $    0.50  $   0.515
Stockholders' equity per common share                  $    9.57  $   10.53  $   11.54  $   12.55  $   13.74
Working capital                                        $  67,356  $  62,905  $  76,484  $  76,613  $  90,165
Current ratio                                               2.01       1.79       2.00       1.85       1.91
Long-term debt                                         $  20,005  $   9,477  $  15,435  $  20,937  $  25,254
Redeemable cumulative preferred stock                  $      --  $      --  $      --  $   6,400  $   6,400
Stockholders' equity                                   $  76,942  $  86,938  $  98,209  $ 110,188  $ 124,331
Total assets                                           $ 199,080  $ 209,036  $ 223,724  $ 268,140  $ 299,470
Property, plant and equipment -- net                   $  16,215  $  15,595  $  15,009  $  17,043  $  19,819
Capital expenditures                                   $   6,102  $   5,647  $   5,225  $   6,187  $   8,539
Depreciation and amortization                          $   7,019  $   6,970  $   6,634  $   7,158  $   9,300
Accounts receivable -- net                             $ 108,664  $ 110,472  $ 120,885  $ 127,908  $ 140,788
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------

    All share and per share amounts have been restated to retroactively reflect the two-for-one stock split in 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

    Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. Prior to September 22, 1994, the Company had short-term and long-term lines of credit totaling $33,000,000. These lines were canceled as of September 22, 1994, in conjunction with the signing of a new unsecured revolving credit agreement with a syndicate of U.S. banks. This agreement expires September 22, 1998, and at the Company's option, may be extended one year. The credit facility provides, at the Company's option, interest at the prime rate or IBOR+.45%. As of October 31, 1994, the total amount outstanding under this facility was approximately $72 million which was comprised of loans in the amount of $23 million and standby letters of credit of $49 million. The interest rate at October 31, 1994 was 6.3%. This agreement requires the Company to meet certain financial ratios and places some limitations on dividend payments and outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year.

    In connection with the acquisition of System Parking, as discussed in Note 12 of the Consolidated Financial Statements, the Company assumed a note payable in the amount of $3,818,000. Interest on this note is payable at an annual rate of 9.35%, with principal amounts of $636,000 due annually through October 1, 1998. At October 31, 1994, the balance remaining on this note was $2,545,000.

    At October 31, 1993, working capital was $76.6 million, as compared to $90.2 million at October 31, 1994.

    Cost of acquisitions during the fiscal years ended October 31, 1992, 1993, and 1994 (hereinafter referred to as 1992, 1993 and 1994, respectively), including payments pursuant to contractual arrangements involved in prior acquisitions, were approximately $3.3 million, $24.1 million, and $7.1 million, respectively. Capital expenditures, including assets acquired for cash through acquisitions, during 1992, 1993, and 1994 were $5.2 million, $6.2 million, and $8.5 million, respectively. Cash dividends paid to stockholders of common stock were approximately $4.1 million in 1992, $4.3 million in 1993, and $4.6 million in 1994. In 1994, the Company paid preferred stock dividends of $512,000.

EFFECT OF INFLATION

    The low rates of inflation experienced in recent years have had no material impact on the financial statements of the Company. The Company attempts to recover inflationary costs by increasing sales prices to the extent permitted by contracts and competition.

ENVIRONMENTAL MATTERS

    In the opinion of management, compliance with present environmental protection laws will not have a material adverse effect on the financial position of the Company. The Company endeavors to comply with all the environmental regulations.

ACQUISITIONS

    On March 1, 1994, the Company's Janitorial Services Division acquired the operations of General Maintenance Service Company, Inc. in Washington, D.C. General Maintenance provides janitorial services to major commercial buildings and institutions in Washington, D.C., Maryland, and Virginia. At the time of acquisition by the Company, General Maintenance reported annual revenues of approximately $18.9 million. In addition to the amount paid at closing, annual contingent payments based upon gross profit of acquired contracts will be made over the next five years.

    Effective November 1, 1994, the Company's Janitorial Services Division acquired substantially all of the maintenance services contracts from Quality Building Maintenance, Inc. of Seattle. This acquisition is expected to add approximately $3.5 million in annual revenues for the Division's Northwest Region in Seattle.

    As of January 1, 1995, the Company's Parking Division acquired the parking operations of Pansini Corporation for a cash downpayment made at the time of the closing plus annual contingent payments based upon gross profit of acquired contracts to be made over a five-year period. The parking contracts obtained as a result of this acquisition are expected to add approximately 100 facilities in California and Hawaii and approximately $10 million in annual revenues.

    In addition, purchase agreements of prior acquisitions provide for contingent payments based on the annual pretax income for periods subsequent to acquisition ranging from two to five years.

RESULTS OF OPERATIONS

COMPARISON OF 1993 TO 1994

    The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. All information in the discussion and references to the years are based on the Company's fiscal year which ends on October 31.

    Revenues and other income (hereinafter called "revenues") rose to record levels totaling $885 million in 1994, up $112 million, or 14%, from the prior year revenues of $773 million. The 14% increase in revenues in 1994 over 1993 was attributable to volume and price increases as well as revenues generated from acquisitions. Net income for 1994 was $15.2 million, a 21% increase compared to $12.6 million in 1993. Earnings per share increased 14% to $1.65 in 1994 from $1.45 in 1993. Operating expenses and cost of goods sold expressed as a percentage of revenues were 85.2% in 1993 and 85.9% in 1994. The increase in operating expenses and cost of goods sold from $659 million in 1993 to $760 million in 1994 was $101 million, or 15%. As a result of this increase, the Company's gross profit (revenues minus operating expenses and cost of goods sold) percentage declined although the gross profit amount for 1994 exceeded 1993's gross profit by approximately $9.8 million. The gross profit amount increase resulting from higher revenues more than offset the impact of a lower gross profit percentage in 1994. The gross profit percentage was unfavorably impacted by intense competition and pricing pressures experienced by some of the operating divisions of the Company, as well as the impact from certain larger Ampco System Parking Division contracts whose gross profit percentage is much lower. The Company's total insurance expense increased 7% to $45 million in 1994 from $42.1 million in 1993. The increase in insurance expense was lower than the 14% revenue growth in 1994 over 1993. The Company's safety program impacted the frequency and severity of workers' compensation claims which led to a reduction in claims expense. This expense decrease was more than offset by an escalating dollar value of liability claims, leading to the overall increase in insurance expense.

    Selling and administrative expenses were $96.1 million in 1994, up $3.7 million, or 4% from $92.4 million in 1993. As a percentage of revenues, these expenses were down to 11% in 1994 from 12% in 1993. Management was successful in attaining its cost containment goals as revenues grew 14% while selling and administrative expense growth was only 4%.

    Higher debt levels during 1994 caused the interest expense in 1994 to be $3.5 million as compared with $2.2 million in 1993, an increase of $1.3 million, or 59%. The increase in bank borrowing was necessitated primarily by acquisitions.

    The effective income tax rates for 1994 and 1993 were 39.5% and 37.5%, respectively. The effective income tax rate for 1994 would be comparable to 1993 after taking into account the decrease in income tax expense for 1993 of $540,000 arising from the effect of the Omnibus Budget Reconciliation Act of 1993's federal income tax rate change on the Company's deferred taxes as calculated under Statement of Financial Accounting Standards No. 109.

    The Company's pre-tax income in 1994 was $25.1 million, an increase of 24%, compared to $20.2 million in 1993. The growth in pre-tax income outpaced the revenue growth in 1994 due primarily to benefits arising from the realization of certain operating consolidation economies from recent acquisitions and, in part, due to lower selling and administrative expenses resulting from cost containment programs.

    The results of operations from the Company's three industry segments and its operating divisions for 1994 as compared to 1993 are more fully described below:

    Revenues for the Janitorial Divisions segment in 1994 were $482 million, an increase of $39 million, or 9% over 1993, while its operating profits (revenues minus total expenses) increased by 13% over 1993. The Janitorial Divisions segment accounted for approximately 54% of the Company's consolidated revenues for 1994. Revenue of ABM Janitorial Services increased by 9% in 1994 as compared to 1993 primarily as a result of acquisitions and, to a lesser extent, revenue increases from internal growth by this Division's Northeast, Northwest, and Southeast Regions. As a result of the revenue increase, ABM Janitorial Services' operating profits increased 13% in 1994 compared to 1993. Continued decreases in labor and labor-related expenses contributed to an improvement in gross profit for this Division in 1994 over the prior year. The Division's selling and administrative expenses were in line with its revenue growth. Easterday Janitorial Supply's revenues for 1994 were up approximately 9% compared to 1993 generally due to revenue increases in Northern California from obtaining several large customers. In 1994, compared to 1993, an increase of 12% in operating profits was attained even with a lower than expected gross profit percentage as a result of higher sales volume and a reduction in selling and administrative expenses.

    The Amtech Divisions segment reported revenues of $229 million, which represent approximately 26% of the Company's consolidated revenues for 1994, an increase of approximately 9% over last year. Profit of the Amtech Divisions increased 19% compared to 1993. CommAir Mechanical Services' revenues for 1994 were 5% above a year-ago levels, primarily due to construction revenues which more than offset the decline in service maintenance revenues which management anticipates will improve during 1995. Operating profits of this Division were up 15% largely due to the start and completion of a large installation contract during the fourth quarter of 1994 and a reduction in selling and administrative expenses. Amtech Lighting Services' revenues were up 10% largely due to an expanded contract base from existing customers, as well as obtaining a large one-time energy saving retrofit contract. Operating profits decreased by 3% during 1994 primarily due to start-up administrative expenses and lower than expected gross margins associated with the opening of three new branches. Revenues for Amtech Elevator Services were up by 8% for 1994 over 1993 principally due to increases in its service, repair, and installation lines of business, as well as an improved performance by its Mexican subsidiary. Amtech Elevator's operating profits for 1994 compared to 1993 were up by 45% due to a combination of increased revenues, improved gross profit, and containment of selling and administrative expenses. ABM Engineering Services reported increased revenues of 12% and a 45% increase in operating profits for 1994 compared to 1993. Revenue increases generally were recorded by all its regions due to geographic expansion and penetration into new markets. The increase in operating profits continues to result from increased volume, reductions in payroll related costs including insurance expense, and containment of selling and administrative expenses.

    Revenues from the Other Divisions segment for 1994 were $174 million, a 44% increase over 1993. The Company's Other Divisions accounted for approximately 20% of the Company's consolidated revenues. The operating profits of these Divisions were up by 35% principally due to acquisitions and new contracts obtained by Ampco System Parking. Ampco System Parking's revenues increased by 93% and its profits increased by 78% in 1994 over 1993. The increases in revenues and operating profits were primarily due to the acquisition of System Parking and from obtaining contracts to manage parking operations at several major airports in the U.S., including Buffalo, Cedar Rapids, Honolulu, Los Angeles, and Newark, among others. Since some of the airport contracts were obtained in the fourth quarter of the fiscal year 1994, management expects to realize full year benefits from these contracts during the fiscal year 1995. ASI Security Services reported a slight decrease in revenues from loss of certain large accounts and its profits increased by 8% in 1994 compared to 1993. The increase in operating income in 1994 as compared to the prior year was due to a decrease in direct labor and related expenses and a decrease in selling and administrative expenses which resulted from this Division's cost cutting measures.

COMPARISON OF 1992 TO 1993

    For the fiscal year ended October 31, 1993, the Company posted consolidated revenues and other income of $773 million, an increase of $13 million, or 2%, over $760 million reported for 1992. This increase in revenues was primarily due to both volume and price increases. Net income for 1993 was $12,646,000, a five percent increase compared to $11,992,000 in 1992. Earnings per share increased by one percent to $1.45 in 1993 from $1.43 in 1992. Net income for the fiscal year 1992 included a $1,380,000 or $0.17 per share, gain on the sale of real estate, without which the Company's 1993 net income and earnings per share exceeded 1992 by 19% and 15%, respectively. Operating expenses and cost of goods sold were $659 million in 1993 as compared with $643 million in 1992, an increase of $16 million, or 2%. Without taking into account a pre-tax gain of approximately $2.4 million which arose from the sale of real estate in 1992, operating expenses and cost of goods sold were slightly higher at 85.2% of revenues in 1993 compared with 84.9% for the prior year. As a result, gross profit as a percent of revenues declined from 15.1% in 1992 to 14.8% in 1993. The erosion of gross profit margin was primarily due to an increase of approximately $1.6 million in self-insurance expense, nearly all of which was due to an increase in workers' compensation costs. Increases in labor and labor-related expenses also adversely impacted the margins as the Company was not able to pass on these increases, along with the insurance expense increase, to its customers due to competitive pricing imposed by economic conditions.

    Selling and administrative expenses were $92.4 million in 1993 and $94.3 million in 1992, a decrease of $1.9 million, or 2%. Selling and administrative expenses also declined as a percentage of revenues from 12.4% in 1992 to 12% in 1993. The decrease in selling and administrative expenses was primarily due to a combination of several factors which included the effectiveness of management's commitment to cost control programs, reduction of legal expenses and settlements, and benefits realized from the reduction in expenses through consolidation of certain regional management.

    Interest expense was $2,164,000 in 1993 compared to $2,061,000 in 1992, an increase of $103,000, or 5%. This increase was principally due to higher bank borrowings towards the end of the fiscal year 1993 and the assumption of a note payable both of which were necessitated by the System Parking acquisition made on September 1, 1993.

    The Company adopted Statement of Financial Accounting Standards No. 109 (Statement 109), "Accounting for Income Taxes" during its fiscal year ended October 31, 1993 and applied the provisions of Statement 109 retroactively to November 1, 1988. The cumulative impact of Statement 109 for the fiscal years through 1990 was a charge of $2,616,000 to retained earnings and was reflected as a decrease to retained earnings at October 31, 1990.

    The effective income tax rate for 1993 was 37.5% compared to 41.3% in 1992. Primarily, this was due to the effect of the Omnibus Budget Reconciliation Act of 1993's federal income tax rate change on the Company's deferred taxes as calculated under Statement 109, which was approximately a $540,000 decrease to income tax expense. To a lesser extent, the lower rate was also due to a reduction in the nondeductible expense component of the Company's tax provision.

    The results of operations for the Company's three industry segments and its operating divisions for the fiscal year 1993 as compared to 1992 are more fully discussed below:

    Revenues of the Janitorial Divisions segment were $442 million in the fiscal year 1993, down $3 million or less than 1%, from $445 million reported for the prior fiscal year. Operating profits of this segment decreased by 3%. The two Janitorial Divisions accounted for approximately 57% of the Company's revenues for 1993. For the fiscal year 1993, ABM Janitorial Services' revenues were 1% below the prior year while its operating profits declined by 4% in 1993. The decrease in revenues was generally due to the loss of certain major contracts, as well as stiff competition in several of the larger metropolitan areas. Partially offsetting this loss of revenues were revenues increases from acquisitions made late in the fiscal year 1993. Operating profits of ABM Janitorial Services were adversely impacted by increased bad debt expense in 1993 and from gross margin contributions lost from certain larger contracts. The decrease in operating profits was partially offset by this Division's continued efforts to manage labor and related expenses more effectively. Easterday Janitorial Supply reported a 5% increase in sales and a 22% increase in operating profits for 1993 over 1992. The increase in revenues, as well as the improvement in its operating profits, were primarily due to income derived from this Division's initiation of a wholesale distributor program at the beginning of the 1992 fiscal year, and to a lesser extent, its more favorable purchasing arrangements made with suppliers.

    Revenues for the Amtech Divisions in 1993 increased to $210 million, or 5%, over revenues generated in 1992 of $199 million. The four Amtech Divisions accounted for approximately 27% of the Company's consolidated revenues in 1993. The revenue increase was largely due to both volume and price increases. Operating profits of the Amtech Divisions were significantly higher in 1993 than the prior year primarily due to a turnaround by Amtech Elevator Services, a continued improvement by Amtech Lighting Services, and somewhat offset by the profit decline of CommAir Mechanical Services. Amtech Elevator Services' revenues for 1993 were 2% higher than the prior year, and it returned to profitability from an operating loss reported a year earlier. This Division's profits resulted from management's commitment to reduce operating expenses by stringent cost controls and procedures implemented for effective job management. Additionally, Amtech Elevator Services benefited from not incurring certain expenses in 1993 such as the settlement of a lawsuit and higher bad debt expenses which negatively impacted the earnings in 1992. Although revenues for ABM Engineering Services increased by 6%, operating profits were flat for 1993 compared with 1992. The increase in revenues in 1993 was a result of both volume and price increases. As a percentage of revenues, a small decline in gross profit was principally due to increases in direct labor and labor-related expenses. Selling and administrative expenses were also up due to higher bad debt expense and costs associated with opening a new branch. Amtech Lighting Services' profits rose 33% on a revenue increase of 26% in 1993 when compared with the prior year. The increase in revenues was largely attributable to a continued growth of the service contract base, obtaining additional energy conservation retrofit contracts, and the opening of new branches in Atlanta and Tampa. Increased operating profits were primarily due to the increased sales volume, and as a percentage of revenues, the selling and administrative expenses were lower in 1993 as compared to 1992. This decrease was primarily attributable to management's efforts to control expenses. CommAir Mechanical Services' revenues and operating profits declined by 13% and 43%, respectively, for the fiscal year 1993 when compared to 1992, primarily due to competitive pricing pressure caused by weak economic conditions in California, as well as the loss of a major customer early in 1993. With a significant drop in revenues, the Division was unable to maintain operating margins to cover various fixed expenses. However, this Division made additional cutbacks in selling and administrative expenses to mitigate a further decline in operating profits.

    In 1993, the Other Divisions segment accounted for $121 million, or approximately 16%, of the Company's consolidated revenues. This segment's revenues increased by approximately $9 million in 1993 over the prior year, while its operating profits declined by 3% as the two divisions of this segment posted lower operating profits. Although Ampco System Parking's revenues increased by 22% primarily due to acquisitions of Metro Parking and System Parking effective January 1, 1993 and September 1, 1993, respectively, the operating profits declined by 5% for 1993 compared to 1992. Operating profits were down primarily due to depressed economic conditions especially in this Division's Southern California and Northwest Regions. High office vacancy conditions created by the economic slowdown and severe competition in the metropolitan areas of these regions had substantially increased the vacancy of parking spaces, thus depressing the Division's profits. Partially offsetting the decline in this Division's operating profits was the inclusion of the Metro Parking business acquired in Northern California and the two month's operations of System Parking. Revenues for ASI Security Services for 1993 decreased by 3% compared to the prior year, primarily due to the loss of a major customer in its South Central Region and the sale of its New York City branch. The operating profits of this Division also declined in 1993 as a result of increases in direct labor and labor-related expenses over 1992 which could not successfully be passed on to the customer due primarily to competitive market conditions. Pricing pressures have caused the Division to reduce its gross margins in order to retain jobs and also bid new jobs at lower margins. Selling and administrative expenses decreased due largely to cost reduction programs implemented by management to help offset the pressure placed on margins by market conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of ABM Industries Incorporated:

    We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and Subsidiaries as of October 31, 1993 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1994. In connection with our audits of the consolidated financial statements, we also have audited consolidated financial statement schedule VIII. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and Subsidiaries as of October 31, 1993 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule VIII, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

San Francisco, California
December 19, 1994

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

- -----------------------------------------------------------------------------------------------------------

OCTOBER 31                                                                               1993       1994
(in thousands of dollars)
- -----------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                              $   1,688  $   7,368
Accounts receivable (less allowances of $4,101 and $4,067)                               127,908    140,788
Inventories and supplies                                                                  16,288     17,420
Deferred income taxes                                                                     10,960     11,638
Prepaid expenses                                                                          10,089     12,228
- -----------------------------------------------------------------------------------------------------------
    Total current assets                                                                 166,933    189,442
Investments and long-term receivables                                                      7,129      6,841
Property, plant and equipment -- at cost                                                  50,838     56,902
Less accumulated depreciation and amortization                                           (33,795)   (37,083)
- -----------------------------------------------------------------------------------------------------------
    Property, plant and equipment -- net                                                  17,043     19,819
Intangible assets:
  Goodwill (less accumulated amortization of $7,598 and $9,265)                           50,081     51,590
  Other                                                                                    7,704      9,783
Deferred income taxes                                                                     13,307     14,982
Other assets                                                                               5,943      7,013
- -----------------------------------------------------------------------------------------------------------
                                                                                       $ 268,140  $ 299,470
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------
LIABILITIES
Current portion of long-term debt                                                      $     682  $     683
Bank overdraft                                                                             4,231         --
Trade accounts payable                                                                    17,863     26,187
Income taxes payable                                                                       3,203      1,961
Accrued liabilities:
  Compensation                                                                            16,695     19,807
  Taxes -- other than income                                                               8,474      8,693
  Insurance claims                                                                        25,608     27,185
  Other                                                                                   13,564     14,761
- -----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                             90,320     99,277
Long-term debt                                                                            20,937     25,254
Retirement plans                                                                           4,574      5,978
Insurance claims                                                                          35,721     38,230
Commitments and contingencies                                                                 --         --
Series B 8% Senior redeemable cumulative preferred stock                                   6,400      6,400
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares authorized; none issued                     --         --
  Common stock, $.01 par value; 12,000,000 shares authorized: 8,778,000 and 9,049,000
   shares issued and outstanding in 1993 and 1994, respectively                               88         90
  Additional capital                                                                      31,244     35,334
  Retained earnings                                                                       78,856     88,907
- -----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                           110,188    124,331
- -----------------------------------------------------------------------------------------------------------
                                                                                       $ 268,140  $ 299,470
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

- -----------------------------------------------------------------------------------------------------------

YEARS ENDED OCTOBER 31                                                        1992       1993       1994
(in thousands, except per share amounts)
- -----------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                                                   $ 760,097  $ 773,312  $ 884,633
- -----------------------------------------------------------------------------------------------------------
EXPENSES
Operating expenses and cost of goods sold                                     643,346    658,503    760,056
Selling and administrative                                                     94,273     92,403     96,059
Interest                                                                        2,061      2,164      3,459
- -----------------------------------------------------------------------------------------------------------
                                                                              739,680    753,070    859,574
- -----------------------------------------------------------------------------------------------------------
Income before income taxes                                                     20,417     20,242     25,059
Income taxes                                                                    8,425      7,596      9,890
- -----------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $  11,992  $  12,646  $  15,169
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                                                 $    1.43  $    1.45  $    1.65
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------
COMMON AND COMMON EQUIVALENT SHARES                                             8,397      8,646      8,908
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

- ----------------------------------------------------------------------------------------------------------------------
                                                                         COMMON STOCK
YEARS ENDED OCTOBER 31, 1992, 1993 AND 1994                       --------------------------  ADDITIONAL    RETAINED
(in thousands, except per share amounts)                            SHARES        AMOUNT        CAPITAL     EARNINGS
- ----------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1991                                               4,130            41        24,126       62,771
  Net income                                                                                                   11,992
  Dividends ($.49 per common share)                                                                            (4,127)
  Two-for-one stock split                                              4,227            42           (42)
  Stock issued under employees' stock purchase and option plans          157             2         3,404
- ----------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1992                                               8,514            85        27,488       70,636
  Net income                                                                                                   12,646
  Dividends:
    Common stock at $0.50 per share                                                                            (4,339)
    Preferred stock at $13.56 per share                                                                           (87)
  Stock issued under employees' stock purchase and option plans          264             3         3,756
- ----------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1993                                               8,778            88        31,244       78,856
  Net income                                                                                                   15,169
  Dividends:
    Common stock at $0.515 per share                                                                           (4,606)
    Preferred stock at $80.00 per share                                                                          (512)
  Stock issued under employees' stock purchase and option plans          271             2         4,090
- ----------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1994                                               9,049            90        35,334       88,907
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

- ----------------------------------------------------------------------------------------------------------

YEARS ENDED OCTOBER 31                                                      1992       1993        1994
(in thousands of dollars)
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                              $ 745,223  $ 766,610  $  868,041
Other operating cash receipts                                                   693      2,334       1,638
Interest received                                                               637        634         505
Cash paid to suppliers and employees                                       (730,708)  (739,819)   (830,861)
Interest paid                                                                (2,060)    (2,689)     (3,982)
Income taxes paid                                                            (8,853)    (9,825)    (13,485)
- ----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     4,932     17,245      21,856
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                   (5,225)    (6,187)     (8,539)
Proceeds from sale of assets                                                  1,614        320         162
(Increase) decrease in investments and long-term receivables                   (488)     1,071         288
Intangibles resulting from acquisitions                                      (3,328)   (17,694)     (7,148)
- ----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (7,427)   (22,490)    (15,237)
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued                                                           3,406      3,759       4,092
Dividends paid                                                               (4,127)    (4,426)     (5,118)
Increase (decrease) in cash overdraft                                        (2,777)     4,231      (4,231)
Increase (decrease) in notes payable                                            (58)    (1,301)         --
Long-term borrowings                                                         33,036     15,000      50,000
Repayments of long-term borrowings                                          (27,104)   (12,695)    (45,682)
- ----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                           2,376      4,568        (939)
- ----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                           (119)      (677)      5,680
Cash and cash equivalents beginning of year                                   2,484      2,365       1,688
- ----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF YEAR                                     $   2,365  $   1,688  $    7,368
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net income                                                                $  11,992  $  12,646  $   15,169
ADJUSTMENTS:
Depreciation and amortization                                                 6,634      7,158       9,300
Provision for bad debts                                                       2,550      2,187       1,915
Gain on sale of assets                                                       (2,492)      (147)       (141)
Increase in accounts receivable                                             (11,963)    (3,767)    (14,793)
Increase in inventories and supplies                                           (459)    (2,486)     (1,132)
Increase in prepaid expenses                                                 (1,183)    (2,707)     (2,139)
Increase in other assets                                                       (380)    (1,055)     (1,070)
Increase in deferred income taxes                                               (87)    (4,256)     (2,353)
Increase (decrease) in income taxes payable                                    (341)     2,027      (1,242)
Increase in retirement plans accrual                                            542        926       1,404
Increase (decrease) in insurance claims liability                            (2,199)     4,948       4,086
Increase in trade accounts payable and other accrued liabilities              2,318      1,771      12,852
- ----------------------------------------------------------------------------------------------------------
Total adjustments to net income                                              (7,060)     4,599       6,687
- ----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $   4,932  $  17,245  $   21,856
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of ABM Industries Incorporated and all its subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

    ACCOUNTS RECEIVABLE: The Company's accounts receivable are trade receivables arising from services provided to its customers and are generally due and payable on terms varying from the receipt of invoice to net thirty days. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk.

    INVENTORIES AND SUPPLIES: Inventories and supplies are valued at amounts approximating the lower of cost (first-in, first-out basis) or market.

    PROPERTY, PLANT AND EQUIPMENT: Major renewals, replacements and betterments are capitalized. At the time property, plant and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Maintenance and repairs are charged against income.

    Depreciation is calculated principally on the straight line method. Lives used in computing depreciation for transportation equipment average 3 to 5 years and 2 to 20 years for machinery and other equipment. Buildings are depreciated over periods of 20 to 40 years. Leasehold improvements are amortized over the terms of the respective leases.

    AMORTIZATION OF INTANGIBLE ASSETS: Intangible assets consist of goodwill, customer lists, and noncompete agreements. Goodwill, which represents the excess of cost over fair value of assets of businesses acquired, is amortized on a straight-line basis over periods not exceeding 40 years. It is the Company's policy to carry goodwill applicable to acquisitions prior to 1971 of $1,094,000 at cost until such time as there may be evidence of diminution in value. Goodwill and customer lists in the amounts of approximately $18,860,000 and $1,557,000 related to the System Parking acquisition on September 1, 1993, are being amortized on a straight-line basis over 30 and 10 years, respectively. Customer lists and noncompete agreements are amortized over the estimated period to be benefited, generally from 5 to 10 years. The Company annually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted, net cash flows of the related business unit. Impairment would be recognized in operating results if a permanent diminution in value were to occur.

    INCOME TAXES: Income tax expense is based on reported results of operations before income taxes. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    REVENUE RECOGNITION: Revenues are recorded at the time services are performed or when products are shipped except for long-term contracts which are recorded on the percentage-of-completion method. The percentage-of-completion method is used by both the Amtech Elevator and CommAir Mechanical Services Divisions of the Amtech Divisions segment, for their long-term contracts. Revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Revenues and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified.

    NET INCOME PER COMMON SHARE: Net income per common and common equivalent share, after the reduction for preferred stock dividends in the amount of $87,000 in 1993 and $512,000 in 1994, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as shown.

    STATEMENTS OF CASH FLOWS: For purposes of the comparative statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash and cash equivalents. Certain noncash transactions are excluded from the consolidated statements of cash flows and are discussed in note 12.

2. INSURANCE

    Certain insurable risks such as general liability, property damage and workers' compensation are self-insured by the Company. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company's self-insurance program are recorded on a claim-incurred basis. Under this program, the estimated liability for claims incurred but unpaid at October 31, 1993 and 1994 was $61,329,000 and $65,415,000, respectively. In connection with certain self-insurance agreements, the Company has standby letters of credit at October 31, 1994 supporting the estimated unpaid liability in the amounts of $49,202,000.

3. INVENTORIES AND SUPPLIES

    The inventories and supplies at October 31, consisted of the following:

- -------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               1993     1994
- -------------------------------------------------------------------------------------------------------
Janitorial supplies and equipment held for sale                                        $ 3,401  $ 3,278
Materials and supplies                                                                  11,619   12,683
Work in process                                                                          1,268    1,459
- -------------------------------------------------------------------------------------------------------
                                                                                       $16,288  $17,420
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at October 31, consisted of the following:

- ---------------------------------------------------------------------------------------------
(in thousands of dollars)                                                     1993     1994
- ---------------------------------------------------------------------------------------------
Land                                                                         $ 1,255  $ 1,901
Buildings                                                                      4,108    4,162
Transportation equipment                                                       7,727    8,599
Machinery and other equipment                                                 29,415   33,187
Leasehold improvements                                                         8,333    9,053
- ---------------------------------------------------------------------------------------------
                                                                             $50,838  $56,902
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

5. DEBT
(A) SHORT-TERM DEBT AND LINES OF CREDIT

    Prior to September 22, 1994, the Company had agreements with several banks for lines of credit totaling $13,000,000. In conjunction with the negotiation of the new credit facility described in (b) below, these lines were terminated.
    As a result of maintaining a consolidated cash management system, the Company maintains overdraft positions at certain banks. Such overdrafts are included in current liabilities. The overdraft at October 31, 1993 was $4,231,000. The Company was not in an overdraft position at October 31, 1994.

(B) LONG-TERM DEBT AND CREDIT AGREEMENT

    Prior to September 22, 1994, the Company had a $20,000,000 credit agreement with a major U.S. bank. In conjunction with the negotiation of the new credit facility described below, this line was terminated. On September 22, 1994, the Company signed a new $100,000,000 credit agreement with a syndicate of U.S. banks. This agreement expires September 22, 1998, and at the Company's option, may be extended one year. The unsecured revolving credit facility provides, at the Company's option, interest at the prime rate or IBOR+.45%. The facility calls for a commitment fee payable quarterly, in arrears, of .15% based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued in conjunction with the Company's self-insurance program plus cash borrowings are considered to be outstanding amounts. As of October 31, 1994, the total outstanding amount under this facility was $72,451,000 comprised of $23 million in loans and $49,451,000 in standby letters of credit. The interest rate at October 31, 1994 was 6.3%. The Company is required, under this agreement to maintain financial ratios and places certain limitations on dividend payments. The Company is prohibited from paying cash dividends exceeding 50% of its net income for any fiscal year.

    In connection with the Company's acquisition of System Parking, $3,818,000 of 9.35% fixed rate fully amortizing debt with a major insurance company was assumed. Terms call for monthly interest payments and equal annual principal payments. The loan matures October 1, 1998.

    The long-term debt of $25,937,000 matures in the years ending October 31 as follows: $683,000 in 1995; $683,000 in 1996; $683,000 in 1997; $23,697,000 in
1998; and $187,000 in 1999 and $4,000 in subsequent years.

    Long-term debt at October 31, is summarized as follows:

- ---------------------------------------------------------------------------------------------
(in thousands of dollars)                                                     1993     1994
- ---------------------------------------------------------------------------------------------
Note payable to bank                                                         $18,000  $23,000
Note payable to insurance company                                              3,181    2,545
Notes payable, contracts and annuities payable with interest rates from 8%
 to 8.75% payable through 2001                                                   438      392
- ---------------------------------------------------------------------------------------------
                                                                              21,619   25,937
Less current portion                                                             682      683
- ---------------------------------------------------------------------------------------------
                                                                             $20,937  $25,254
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

(C) SWAP AGREEMENT

    At October 31, 1994, the Company had outstanding an interest rate swap agreement with a domestic commercial bank, having a notional principal amount of $15 million. This agreement effectively changes the Company's interest rate exposure on $15 million of its floating rate debt to a fixed 5.8%. The interest rate swap agreement matures December 10, 1994. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

6. EMPLOYEE BENEFIT PLANS
(A) RETIREMENT AGREEMENTS
    The Company has unfunded retirement agreements for twelve current and former senior executives. The agreements provide for annual benefits for ten years commencing with the respective retirement dates of those executives. The benefits are being accrued over the period the senior executives are expected to be employed by the Company. During 1992, 1993 and 1994, amounts accrued under these agreements were $210,000, $301,000 and $178,000, respectively. Payments were made in 1992, 1993 and 1994 in the amounts of $140,000, $150,000 and $112,000, respectively.

(B) PROFIT SHARING AND EMPLOYEE SAVINGS PLAN

    The Company has a discretionary noncontributory profit sharing and employee savings plan covering all nonmanual employees (except highly compensated individuals) not covered under collective bargaining agreements, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company matches certain percentages of employee contributions depending on the participant's length of service. All amounts contributed to the plan are deposited in a trust fund with a national bank and administered by independent trustees.

    The Company made profit sharing provisions of $417,000 and $385,000 for 1993 and 1994, respectively. No contribution was made to the profit sharing plan for 1992. The Company's matching contributions required by the employee savings plan for 1992, 1993 and 1994 were approximately $490,000, $567,000 and $500,000, respectively.

(C) SERVICE AWARD PLAN

    The Company established an unfunded service award plan effective November 1, 1989, with a retroactive vesting period of five years. This plan is a "severance pay plan" as defined by the Employee Retirement Income Security Act (ERISA) and covers all highly compensated nonmanual employees excluded from the Profit Sharing and Employee Savings Plan discussed above. The plan provides participants, upon termination, with a guaranteed seven days pay for each year of employment subsequent to November 1, 1989. The Company, at its discretion, may also award additional days each year.

    Net cost of the plan is comprised of:

- ---------------------------------------------------------------------
(in thousands of dollars)               1992       1993       1994
- ---------------------------------------------------------------------
Service cost                          $     331  $     380  $     324
Interest                                     72         91        108
- ---------------------------------------------------------------------
Net cost                              $     403  $     471  $     432
- ---------------------------------------------------------------------
- ---------------------------------------------------------------------
Actuarial present value of:
  Vested benefit obligation           $     756  $   1,053  $   1,436
  Accumulated benefit obligation      $     863  $   1,164  $   1,523
  Projected benefit obligation        $   1,299  $   1,833  $   1,970
- ---------------------------------------------------------------------
- ---------------------------------------------------------------------

    Assumptions used in accounting for the plan as of October 31 were:

- ---------------------------------------------------------------------
                                        1992       1993       1994
- ---------------------------------------------------------------------
Weighted average discount rate               8%         7%         7%
Rates of increase in compensation
 level                                       6%         6%         5%
- ---------------------------------------------------------------------
- ---------------------------------------------------------------------

(D) POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

    In 1994, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other than Pensions, which requires the Company to record all post retirement benefits on an accrual basis. The adoption of this Statement had no material effect on its financial statements. The Company provides post-retirement benefits in the form of life insurance to its nonmanual employees after retirement for life for employees whose employment began prior to September 1, 1980. For employees hired after this date, the retiree life insurance benefit terminates at age 70.

(E) PENSION PLAN UNDER COLLECTIVE BARGAINING

    Certain employees of the Company are covered under union-sponsored collectively bargained multi-employer defined benefit plans. Contributions for these plans were approximately $8,700,000, $8,600,000 and $10,800,000 in 1992,
1993 and 1994, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

7. LEASE COMMITMENTS AND RENTAL EXPENSE

    The Company is obligated under noncancelable operating leases for various facilities and equipment. Assets held under these leases consist of offices, warehouses, vehicles and parking facilities.

    As of October 31, 1994, future minimum lease commitments under noncancelable operating leases are as follows:

- ---------------------------------------------------------------
Years ending (in thousands of dollars)
- ---------------------------------------------------------------
1995                                                     52,029
1996                                                     45,486
1997                                                     33,312
1998                                                     13,743
1999                                                      4,458
Thereafter through 2000                                   8,560
- ---------------------------------------------------------------
Total minimum lease commitments                       $ 157,588
- ---------------------------------------------------------------
- ---------------------------------------------------------------

    Rental expense for the years ended October 31, is summarized as follows:

- ------------------------------------------------------------------
(in thousands of dollars)            1992       1993       1994
- ------------------------------------------------------------------
Minimum rentals under
 noncancelable leases              $  23,720  $  26,565  $  36,724
Contingent rentals                     8,061      9,648     17,398
Short-term rental agreements           3,855      5,792     20,855
- ------------------------------------------------------------------
                                   $  35,636  $  42,005  $  74,977
- ------------------------------------------------------------------
- ------------------------------------------------------------------

    Contingent rentals are applicable to leases of parking lots and garages and are based on percentages of the gross receipts attributable to the related facilities.

8. COMMITMENTS AND CONTINGENCIES

    The Company and some of its subsidiaries have been named defendants in certain litigation arising in the ordinary course of business. In the opinion of management, based on advice of legal counsel, such matters should have no material effect on the Company's financial position.

9. REDEEMABLE CUMULATIVE PREFERRED STOCK

    On June 23, 1993, the Company authorized 6,400 shares of preferred stock having a par value of $0.01 per share. These shares designated as Series B 8% Senior Redeemable Cumulative Preferred Stock (Series B Preferred Stock) shall be entitled to one vote per share on all matters upon which common stockholders are entitled to vote and have a redemption price of $1,000 per share, together with accrued and unpaid dividends thereon. Redemption of the Series B Preferred Stock is at the option of the holders for any or all of the outstanding shares after September 1, 1998 or at the option of the Company after September 1, 2001. The total redemption value of the shares outstanding at October 31 in an amount of $6,400,000 is classified on the Company's balance sheet as redeemable cumulative preferred stock. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series B Preferred Stock shall be paid the redemption price plus all accrued dividends to the date of liquidation, dissolution or winding up of affairs before any payment to other stockholders.

    As discussed in Note 12, the Company issued 6,400 shares of its Series B Preferred Stock in conjunction with the acquisition of System Parking. The acquisition agreement provided that one-half, or 3,200 shares, of the Series B Preferred Stock be placed in escrow and released upon certain annual earnout requirements.

    Dividends of $128,000 will be due and payable each quarter and are deductible from net income in determining net income per common share.

10. CAPITAL STOCK

    On June 16, 1992, the Company's Board of Directors approved a two-for-one split of the Company's common stock in the form of a 100% stock dividend for shareholders of record as of July 15, 1992. A total of 4,226,701 shares of common stock were issued in connection with the split. The stated par value of each share was not changed from $.01. A total of $42,000 was reclassified from the Company's additional paid in capital account to the Company's common stock account. All share and per share amounts have been restated to retroactively reflect the stock split.

    In 1984, the Company adopted an executive stock option plan whereby 340,000 shares (adjusted for the stock split mentioned above) were reserved for grant until March 20, 1994. Options which have been granted at the fair market value of $11.44 to $17.44, are exercisable only when the option holders reach their 67th birthday and remain exercisable until 30 days after their actual retirement date. Options which terminate without being exercised may be reissued. At October 31, 1994, there were 6,000 shares exercisable.

    Transactions under this plan, restated for the 2 for 1 stock split, are summarized as follows:

- ---------------------------------------------------------------
                                   Number of
                                 Shares under    Option Price
                                    Option         per Share
- ---------------------------------------------------------------
Balance October 31, 1991             238,000    $11.44 - $17.44
Options terminated                        --
- ---------------------------------------------------------------
Balance October 31, 1992             238,000
Options exercised                     (6,000)       $11.44
- ---------------------------------------------------------------
Balance October 31, 1993             232,000
Options terminated                    (3,000)       $11.44
- ---------------------------------------------------------------
Balance October 31, 1994             229,000    $11.44 - $17.44
- ---------------------------------------------------------------
- ---------------------------------------------------------------

    In 1987, the Company adopted a stock option plan under which 600,000 shares were reserved for grant until December 31, 1996. In March 1994, this plan was amended to reserve an additional 500,000 shares. During 1988, 356,800 shares were granted at fair market value prices of $9.57 to $12.13 and became exercisable at varying percentages from 1989 to 1993. During 1992, 296,000 additional shares were granted at a fair market price of $16.97 and are exercisable at varying percentages from 1993 to 1997. During 1994, 440,500 additional shares were granted at a fair market price of $17.81 and $19.59. Options which terminate without being exercised may be reissued.

    Transactions under this plan, restated for the 2 for 1 stock split, are summarized as follows:

- ---------------------------------------------------------------
                                   Number of
                                 Shares under    Option Price
                                    Option         per Share
- ---------------------------------------------------------------
Balance October 31, 1991             266,960    $9.57 - $12.13
Shares granted                       296,000    $16.97
Options exercised                    (43,290)   $11.56 - $12.13
Options terminated                    (2,680)   $12.13
- ---------------------------------------------------------------
Balance October 31, 1992             516,990
Options exercised                    (26,485)   $11.56 - $16.97
Options terminated                    (6,640)   $12.13 - $16.97
- ---------------------------------------------------------------
Balance October 31, 1993             483,865
Shares granted                       440,500    $17.81 - $19.59
Options exercised                    (15,600)   $12.13 - $16.97
Options terminated                   (26,400)   $12.13 - $16.97
- ---------------------------------------------------------------
Balance October 31, 1994             882,365    $9.57 - $19.59
- ---------------------------------------------------------------
- ---------------------------------------------------------------

    At October 31, 1994, there were 336,905 shares exercisable and 92,940 shares remained available for grant.

    The Company has an employee stock purchase plan under which sale of 2.5 million shares of its common stock has been authorized. The purchase price of the shares under the plan is the lesser of 85% of the fair market value at the commencement of each plan year or 85% of the fair market value on the date of purchase. Employees may designate up to 10% of their compensation for the purchase of stock. During 1992, 1993 and 1994, 136,000, 232,000 and 255,000
shares of stock were issued under the plan for an aggregate purchase price of $2,889,000, $3,362,000 and $3,849,000, respectively. At October 31, 1994,
652,339 shares remained unissued under the plan.

    The Company is authorized to issue 500,000 shares of preferred stock, of which 50,000 shares have been designated as Series A Junior Participating Preferred Stock of $.01 par value. None of the preferred shares has been issued.

    On April 22, 1988, the Company distributed a dividend of one half of one right for each outstanding share of common stock as adjusted to reflect the 2 for 1 split. The rights are attached to all outstanding shares of common stock. Each right entitles the holder to purchase 1/100 of a share of the Series A Junior Participating Preferred Stock for $80, subject to adjustment. The rights are exercisable only after a third party (other than Sydney and Theodore Rosenberg, individually or as members of a group, or their permitted transferees) acquires 20% or more or commences a tender offer which would result in such party's acquiring 30% or more of the Company's common stock. The rights expire on April 22, 1998, and may be redeemed at a price of $.01 under certain circumstances.

    After the rights become exercisable, if the Company is acquired and is not the surviving corporation or 50% or more of its assets or its earnings power is transferred, each right will entitle its holder to purchase shares of the acquiring company at a 50% discount. If the Company is acquired and is the surviving corporation, or a 20% or greater holder engages in "self-dealing" transactions or increases its beneficial ownership of the Company by more than 1% in a transaction involving the Company, each right will entitle its holder, other than the acquirer, to purchase common stock of the Company at a similar 50% discount.

11. INCOME TAXES

    The provision for income taxes is made up of the following components for each of the years ended October 31:

- -------------------------------------------------------------------
(in thousands of dollars)             1992       1993       1994
- -------------------------------------------------------------------
Current
  Federal                           $   6,665  $   9,693  $   9,621
  State                                 1,644      2,325      1,992
  Foreign                                 203        224        630
Deferred
  Federal                                 (75)    (3,947)    (2,111)
  State                                   (12)      (699)      (242)
- -------------------------------------------------------------------
                                    $   8,425  $   7,596  $   9,890
- -------------------------------------------------------------------
- -------------------------------------------------------------------

    The 1993 deferred federal income tax benefit includes a $540,000 benefit associated with the Omnibus Budget Reconciliation Act of 1993 enacted on August 10, 1993.

    Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. statutory rates to pretax income from operations as a result of the following for the years ended October 31:

- --------------------------------------------------------------------------
                                           1992        1993        1994
- --------------------------------------------------------------------------
Statutory rate                               34.0%       35.0%       35.0%
State and local taxes on income, net
 of federal tax benefit                       5.0%        5.2%        4.5%
Tax rate change on deferred tax assets
 and liabilities                             --          (2.7)%      --
Targeted job tax credits                     (3.2)%      (2.0)%      (2.6)%
Nondeductible expenses and other --
 net                                          5.5%        2.0%        2.6%
- --------------------------------------------------------------------------
                                             41.3%       37.5%       39.5%
- --------------------------------------------------------------------------
- --------------------------------------------------------------------------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, are presented below:

- -----------------------------------------------------------------
(in thousands of dollars)                      1993       1994
- -----------------------------------------------------------------
Deferred tax assets:
  Self-insurance claims                      $  22,335  $  23,930
  Bad debt allowance                             1,528      1,480
  Deferred and other compensation                2,259      2,847
  State taxes                                      499        508
  Other                                            182        419
- -----------------------------------------------------------------
    Total deferred tax assets                   26,803     29,184
Deferred tax liabilities:
  Union pension contributions                   (2,058)    (2,179)
  Customer lists                                  (153)      (118)
  Depreciation                                    (325)      (267)
- -----------------------------------------------------------------
    Total deferred tax liabilities              (2,536)    (2,564)
- -----------------------------------------------------------------
      Net deferred tax assets                $  24,267  $  26,620
- -----------------------------------------------------------------
- -----------------------------------------------------------------

    The Company believes that a valuation reserve is not needed to reduce deferred tax assets because it is expected that all deferred assets will ultimately be realized.

12. ACQUISITIONS AND DIVESTITURES

    All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is generally included in goodwill and customer lists. Most purchase agreements provide for contingent payments based on the annual pretax income for subsequent periods ranging from two to five years. Any such future payments are generally capitalized as goodwill or customer lists when paid. Cost of acquisitions, including amounts based on subsequent earnings, were approximately $3.3 million in 1992, $24.1 million in 1993 and $7.1 million in 1994. Included in the 1993 amount is the redemption value of redeemable preferred stock of the Company of $6,400,000.

    On January 1, 1993, the Company's subsidiary, Ampco Auto Parks, Inc., acquired in a cash transaction, substantially all of the parking operations of Metropolitan Parking Corporation, a San Francisco based company. In addition to amounts paid at closing, the acquisition agreement provided for additional payments over the subsequent five years based upon the operating income of existing contracts. The Company also acquired substantially all of the parking operations of System Parking effective September 1, 1993. The purchase price was approximately $20 million, consisting of cash in the amount of $1,750,000, assumption of net liabilities of $11,850,000, and the issuance of 6,400 redeemable preferred shares of the Company with a redemption value equal to the fair market value of $1,000 per preferred share. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This allocation resulted in goodwill and customer lists of approximately $18,860,000 and $1,557,000, respectively. The goodwill is being amortized over 30 years and the customer list over 10 years, both under a straight-line basis.

    The Company acquired the janitorial operations of General Maintenance Service Company, Inc. in Washington, D.C. on March 1, 1994. General Maintenance provides janitorial services to major commercial buildings and institutions in Washington, D.C., Maryland, and Virginia. At the time of acquisition by the Company, General Maintenance reported annual revenues of approximately $18.9 million. In addition to the amount paid at closing, annual contingent payments based upon gross profit of acquired contracts will be made over the next five years.

13. DISCLOSURES ABOUT FAIR VALUE OF
   FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS

    The carrying amount approximates fair value because of the short maturity of those instruments.

INVESTMENTS AND LONG-TERM RECEIVABLES

    The category is composed of 18 separate financial contracts totaling $4,643,000 and 10 nonfinancial instruments valued at $2,198,000. Contract values are deemed to equal fair market value.

LONG-TERM DEBT

    The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Corporation for debt of the same remaining maturities. Fair value of the interest rate swap agreement is the amount at which the agreement could be settled based on estimates obtained from the bank.

    The estimated fair values of the Company's financial instruments at October 31, 1994 are as follows:

- -------------------------------------------------------------------
                                              Carrying      Fair
(in thousands of dollars)                      Amount       Value
- -------------------------------------------------------------------
Cash and cash equivalents                     $   7,368   $   7,368
Investments and long-term receivables             6,841       6,841
Long-term debt and interest rate swap            25,254      24,944
Mandatory redeemable preferred stock              6,400       6,400
- -------------------------------------------------------------------
- -------------------------------------------------------------------

14. QUARTERLY INFORMATION (UNAUDITED)

    (in thousands, except earnings per share)

- -----------------------------------------------------------------------------------------------------------------------------
                                                                                         FISCAL QUARTER
                                                                             --------------------------------------
OPERATIONS                                                                    FIRST     SECOND    THIRD     FOURTH     YEAR
- -----------------------------------------------------------------------------------------------------------------------------

1993
Revenues and other income                                                    $187,201  $188,667  $192,203  $205,241  $773,312
Gross profit                                                                   27,257    26,866    28,390    32,296   114,809
Net income                                                                      2,359     2,666     3,382     4,239    12,646
Net income per common share                                                      0.28      0.31      0.39       .47      1.45

1994
Revenues and other income                                                    $210,839  $215,872  $224,965  $232,957  $884,633
Gross profit                                                                   29,363    31,234    30,562    33,418   124,577
Net income                                                                      2,827     3,318     4,146     4,878    15,169
Net income per common share                                                      0.31      0.36      0.45      0.53      1.65
- -----------------------------------------------------------------------------------------------------------------------------

15. SEGMENT INFORMATION

    (in thousands of dollars)

                                                         JANITORIAL    AMTECH      OTHER                               CONSOLIDATED
FOR THE YEAR ENDED OCTOBER 31, 1992                       SERVICES    SERVICES   SERVICES    CORPORATE   ELIMINATIONS     TOTALS
- ------------------------------------------------------------------------------------------------------------------------------------
Revenues and other income                                 $ 445,300   $ 199,310  $ 112,532   $   2,955    $              $ 760,097
Intersegment revenues                                         9,843         292         35          --       (10,170)           --
- ------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                            $ 455,143   $ 199,602  $ 112,567   $   2,955    $  (10,170)    $ 760,097
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                          $  20,239   $   6,540  $   4,950   $  (9,251)   $              $  22,478
Interest, expense                                               (46)       (119)        (7)     (1,889)                     (2,061)
- ------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                $  20,193   $   6,421  $   4,943   $ (11,140)   $              $  20,417
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                       $  94,989   $  72,066  $  30,021   $  26,648    $              $ 223,724
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                      $   2,074   $   1,678  $     830   $     457    $              $   5,039
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                      $     691   $     601  $     303   $      --    $              $   1,595
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                      $   2,548   $   1,502  $     797   $     378    $              $   5,225
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------


FOR THE YEAR ENDED OCTOBER 31, 1993
- ------------------------------------------------------------------------------------------------------------------------------------
Revenues and other income                                 $ 442,241   $ 209,520  $ 121,053   $     498    $              $ 773,312
Intersegment revenues                                         9,609         293         60          --        (9,962)           --
- ------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                            $ 451,850   $ 209,813  $ 121,113   $     498    $   (9,962)    $ 773,312
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                          $  19,545   $   9,111  $   4,797   $ (11,047)   $              $  22,406
Interest, expense                                               (45)        (47)        (5)     (2,067)                     (2,164)
- ------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                $  19,500   $   9,064  $   4,792   $ (13,114)   $              $  20,242
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                       $  99,128   $  75,628  $  64,545   $  28,839    $              $ 268,140
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                      $   2,059   $   1,615  $     963   $     368    $              $   5,005
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                      $     763   $     636  $     754   $      --    $              $   2,153
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                      $   2,764   $   2,020  $   1,008   $     395    $              $   6,187
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED OCTOBER 31, 1994
- ------------------------------------------------------------------------------------------------------------------------------------
Revenues and other income                                 $ 481,604   $ 228,962  $ 173,707   $     360    $              $ 884,633
Intersegment revenues                                         9,944         175         61          --       (10,180)           --
- ------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                            $ 491,548   $ 229,137  $ 173,768   $     360    $  (10,180)    $ 884,633
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                          $  22,045   $  10,817  $   6,480   $ (10,824)   $              $  28,518
Interest, expense                                               (36)       (632)       (10)     (2,781)                     (3,459)
- ------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                $  22,009   $  10,185  $   6,470   $ (13,605)   $              $  25,059
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                       $ 111,869   $  81,913  $  71,418   $  34,270    $              $ 299,470
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                      $   2,283   $   1,723  $   1,328   $     409    $              $   5,743
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                      $   1,298   $     640  $   1,619   $      --    $              $   3,557
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                      $   2,946   $   1,987  $   2,092   $   1,514    $              $   8,539
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

Intersegment revenues are recorded at prices negotiated between the entities.

SCHEDULE VIII

ABM Industries Incorporated

CONSOLIDATED VALUATION ACCOUNTS

For the Three Years Ended October 31, 1992, 1993 and 1994
(in thousands of dollars)
- --------------------------------------------------------------------------------

                                                       BALANCE     CHARGES TO     DEDUCTIONS
                                                      BEGINNING     COSTS AND       NET OF     OTHER ADDITIONS    BALANCE
                                                       OF YEAR      EXPENSES      RECOVERIES    (REDUCTIONS)    END OF YEAR
- ---------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
Years ended October 31:
  1992                                                $   2,331     $   2,550     $   (2,075)            --      $   2,806
  1993                                                    2,806         2,187           (892)                        4,101
  1994                                                    4,101         1,915         (1,949)                        4,067
- ---------------------------------------------------------------------------------------------------------------------------

ITEM 9. DISAGREEMENTS
        ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item is incorporated by reference to the information set forth under the caption "Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 1995 Annual Meeting of Stockholders. See also the cover page of this Form 10-K and item 1.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" contained in the Proxy Statement to be used by the Company in connection with its 1995 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated by reference to the information set forth under the caption "Principal Stockholders" contained in the Proxy Statement to be used by the Company in connection with its 1995 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference to the information set forth under the captions "Executive Compensation" and "Certain Relationships and Related Transactions" contained in the Proxy Statement to be used by the Company in connection with the 1995 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED
          FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON
          FORM 8-K.

    (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K:

        1. and 2. Consolidated Financial Statements and Consolidated Financial Statement Schedule.

    The following consolidated financial statements of ABM Industries Incorporated and subsidiaries are included in Item 8:

        Independent Auditors' Report

        Consolidated balance sheets -- October 31, 1993 and 1994

        Consolidated statements of income -- Years ended October 31, 1992, 1993 and 1994

        Consolidated statements of stockholders' equity -- Years ended October 31, 1992, 1993 and 1994

        Consolidated statements of cash flows -- Years ended October 31, 1992, 1993 and 1994

        Notes to consolidated financial statements -- October 31, 1994.

    The following consolidated financial statement schedule of ABM Industries Incorporated and subsidiaries is included in Item 8.

    Schedule VIII -- Consolidated Valuation Accounts for the Three Years Ended October 31, 1992, 1993 and 1994.

    All other schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto.

    The individual financial statements of the registrant's subsidiaries have been omitted since the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly-owned subsidiaries.

- --------------------------------------------------
 Exhibit
  Number                                     Description
- ---------------------------------------------------------------
 3.1   [k]   Certificate of Incorporation, as amended.
 3.2   [i]   Restated Bylaws, as amended.
 4.1         Credit Agreement, dated September 22, 1994, between Bank of America
             National Trust and Savings Association and the Company.
10.2   [a]*  1985 Employee Stock Purchase Plan.
10.3   [b]*  Supplemental Medical and Dental Plan.
10.4   [b]*  1984 Executive Stock Option Plan.
10.6   [f]*  Consulting Agreement with R. David Anacker.
10.7   [f]*  Executive Employment Agreement with Sydney J. Rosenberg.
10.9   [f]*  Short Form Deed of Trust and Assignment of Rents (dated December 17, 1991)
             between the Company and John F. Egan, together with the related Promissory
             Note (dated January 1, 1992).
10.13  [c]*  1987 Stock Option Plan.
10.16  [d]   Rights Agreement, dated as of April 11, 1988, between the Company and Bank of America National Trust and Savings Association, as Rights Agent with
             Chemical Trust Company of California as successor-in-interest to Bank of
             America as Rights Agent.
10.19  [e]*  Service Award Plan.
10.20  [f]*  Executive Employment Agreement with William W. Steele.
10.21  [f]*  Amended and Restated Retirement Plan for Outside Directors.
10.22  [f]*  Amendment No. 1 to Service Award Plan.
10.23  [g]*  Form of Outside Director Retirement Agreement (dated June 16, 1992).
10.24  [g]*  Executive Employment Agreement with John F. Egan.
10.25  [g]*  Executive Employment Agreement with
             Jess. E. Benton, III.
10.27  [i]   Guaranty of American Building Maintenance Industries, Inc.
10.28  [j]*  Deferred Compensation Plan.
10.29  [j]*  Form of Existing Executive Employment Agreement Other Than Those Named
             Above.
10.30  *     Executive Employment Agreement with Martinn H. Mandles, as amended by
             Amendments One and Two.
10.31  *     Amendment of Corporate Executive Employment Agreement with William W.
             Steele.
10.32  *     First and Second Amendments of Corporate Executive Employment Agreement
             with John F. Egan.
10.33  *     Amendment of Corporate Executive Employment Agreement with Sydney J.
             Rosenberg.
10.34  *     First and Second Amendments of Corporate Executive Employment Agreement
             with Jess E. Benton, III.
10.35  *     Form of Amendments of Corporate Executive Employment Agreements with Other
             Than Those Named Above.
22.1         Subsidiaries of the Registrant.
24.1         Consent of Independent Certified Public Accountants.
27.1         Financial Data Schedule.

- ------------------------------
   [a] Incorporated by reference to exhibit 4.1 of the Company's Registration Statement on Form S-8 filed March 30, 1994.
   [b] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1984.
   [c] Incorporated by reference to exhibit 4.1 of the Company's Registration Statement on Form S-8 filed March 31, 1994.
   [d] Incorporated by reference to exhibit 1 to the Company's report on Form 8-K dated April 11, 1988.
   [e] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1990.
   [f] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1991.

   [g] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarterly report on Form 10-Q dated July 31,
           1992.
   [h] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1992.
   [i] Incorporated by reference to the exhibit bearing the same numeric reference which was filed as an exhibit to the Company's quarterly report on Form 10-Q dated July 31,
           1993.
   [j] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1993.
   [k] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarterly report on Form 10-Q dated April 30,
           1994.

- ------------------------
*   Management contract, compensatory plan or arrangement

    (B) REPORTS ON FORM 8K:

    No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABM INDUSTRIES INCORPORATED

By:             /s/ Sydney J. Rosenberg
         --------------------------------------
                  Sydney J. Rosenberg
           Chairman of the Board and Director
                    January 27, 1995

Pursuant  to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       /s/ Sydney J. Rosenberg                     /s/ David H. Hebble
- --------------------------------------    --------------------------------------
         Sydney J. Rosenberg                         David H. Hebble
  Chairman of the Board and Director           Corporate Vice President and
           January 27, 1995                      Chief Financial Officer
                                              (Principal Financial Officer)
                                                     January 27, 1995

        /s/ William W. Steele                      /s/ Hussain A. Khan
- --------------------------------------    --------------------------------------
     William W. Steele, President         Hussain A. Khan, Corporate Controller
 Chief Executive Officer and Director         (Principal Accounting Officer)
           January 27, 1995                          January 27, 1995

       /s/ Maryellen B. Cattani                  /s/ Robert S. Dickerman
- --------------------------------------    --------------------------------------
    Maryellen B. Cattani, Director            Robert S. Dickerman, Director
           January 27, 1995                          January 27, 1995

           /s/ John F. Egan                      /s/ Charles T. Horngren
- --------------------------------------    --------------------------------------
             John F. Egan                     Charles T. Horngren, Director
Corporate Vice President and Director                January 27, 1995
           January 27, 1995

          /s/ Felix M. Juda                       /s/ Martinn H. Mandles
- --------------------------------------    --------------------------------------
       Felix M. Juda, Director                      Martinn H. Mandles
           January 27, 1995                      Executive Vice President
                                             Chief Administrative Officer and
                                                         Director
                                                     January 27, 1995

        /s/ Theodore Rosenberg                     /s/ William E. Walsh
- --------------------------------------    --------------------------------------
     Theodore Rosenberg, Director               William E. Walsh, Director
           January 27, 1995                          January 27, 1995