Form 10-Q
period 1995-01-31
ABM INDUSTRIES INC
filed 1995-03-17
CIK 771497

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                     --------------------------------------


                                    FORM 10 Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
- ---   EXCHANGE  ACT OF 1934


For the quarterly period ended  January 31, 1995
                                ----------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    -------------------
                          Commission file Number 1-8929


                          ABM INDUSTRIES INCORPORATED
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    DELAWARE                                                94-1369354
- -------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)


50 FREMONT STREET,  26TH FLOOR,  SAN FRANCISCO, CALIFORNIA         94105
- -------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:                (415)597-4500
                                                                   -------------

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for
the past 90 days.                                        Yes  X         No
                                                             ---           ---


Number of shares of Common Stock outstanding as of January 31, 1995:   9,133,098

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


- ------------------------------------------------------------------------------------------------
                                                            OCTOBER 31,              JANUARY 31,
ASSETS                                                         1994                      1995
- ------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                $       7,368            $     3,002
   Accounts and other receivables, net                            140,788                146,060
   Inventories and supplies                                        17,420                 18,470
   Deferred income taxes                                           11,638                 11,875
   Prepaid expenses                                                12,228                 13,580
- ------------------------------------------------------------------------------------------------
      Total current assets                                        189,442                192,987
- ------------------------------------------------------------------------------------------------

INVESTMENTS AND LONG-TERM RECEIVABLES                               6,841                  6,829

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land and buildings                                               6,063                  5,561
   Transportation and equipment                                     8,600                  9,228
   Machinery and other equipment                                   33,187                 33,249
   Leasehold improvements                                           9,052                  9,579
- ------------------------------------------------------------------------------------------------
                                                                   56,902                 57,617

   Less accumulated depreciation and amortization                 (37,083)               (37,098)
- ------------------------------------------------------------------------------------------------
      Property, plant and equipment, net                           19,819                 20,519
- ------------------------------------------------------------------------------------------------

INTANGIBLE ASSETS                                                  61,373                 65,905
DEFERRED INCOME TAXES                                              14,982                 15,337
OTHER ASSETS                                                        7,013                  8,372
- ------------------------------------------------------------------------------------------------

                                                            $     299,470     $          309,949
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------

                 ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

- -------------------------------------------------------------------------------
                                                    OCTOBER 31,    JANUARY 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1994           1995
- -------------------------------------------------------------------------------
                                                                   (Unaudited)
CURRENT LIABILITIES:
   Current  portion of long-term debt               $        683    $       679
   Accounts payable, trade                                26,187         22,529
   Income taxes payable                                    1,961          4,288
   Accrued Liabilities:
      Compensation                                        19,807         18,562
      Taxes - other than income                            8,693         11,526
      Insurance claims                                    27,185         27,948
      Other                                               14,761         15,594
- -------------------------------------------------------------------------------
         Total current liabilities                        99,277        101,126
- -------------------------------------------------------------------------------

LONG-TERM DEBT (LESS CURRENT PORTION)                     25,254         29,247
RETIREMENT PLANS                                           5,978          6,425
INSURANCE CLAIMS                                          38,230         39,302

SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
    PREFERRED STOCK                                        6,400          6,400

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.1 par value, 500,000 shares
      authorized;  none issued                             -              -

   Common stock, $.01 par value, 12,000,000 shares
      authorized; 9,049,000 and 9,133,000 shares
      issued and outstanding at October 31, 1994
      and January 31, 1995, respectively                      90             91

   Additional capital                                     35,334         36,561
   Retained earnings                                      88,907         90,797
- -------------------------------------------------------------------------------
         Total stockholders' equity                      124,331        127,449
- -------------------------------------------------------------------------------

                                                    $    299,470    $   309,949
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                     (In Thousands Except per Share Amounts)

- -----------------------------------------------------------------------------
                                                        THREE MONTHS ENDED
                                                               JANUARY 31,
                                                          1994        1995
- -----------------------------------------------------------------------------
REVENUES AND OTHER INCOME                               $ 210,839  $  232,062

EXPENSES:
   Operating Expenses and Cost of Goods Sold              181,476     199,923
   Selling and Administrative                              23,772      25,558
   Interest                                                   717         741
- -----------------------------------------------------------------------------
      Total Expenses                                      205,965     226,222
- -----------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                  4,874       5,840

INCOME TAXES                                                2,047       2,453

- -----------------------------------------------------------------------------
NET INCOME                                              $   2,827  $    3,387
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------


EARNINGS PER COMMON SHARE                               $    0.31  $     0.35

DIVIDENDS PER COMMON SHARE                              $   0.125  $    0.150


AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING                                      8,803       9,403

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

- --------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED
                                                                               JANUARY 31,
                                                                             1994         1995
- --------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                             $   206,700  $   225,966
   Other operating cash receipts                                                    475          522
   Interest received                                                                109          113
   Cash paid to suppliers and employees                                        (201,930)    (225,405)
   Interest paid                                                                   (868)        (746)
   Income taxes paid                                                               (939)        (718)
- ----------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities                            3,547         (268)
- ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                    (2,667)      (2,374)
   Proceeds from sale of assets                                                     367          138
   (Increase) decrease in investments and long-term receivables                    (807)          12
   Intangibles resulting from acquisitions                                         (517)      (5,594)
- ----------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                         (3,624)      (7,818)
- ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued                                                              916        1,228
   Dividends paid                                                                (1,233)      (1,497)
   Decrease in cash overdraft                                                    (4,231)           0
   Increase(decrease) in notes payable                                            1,988           (4)
   Long-term borrowings                                                          14,000       14,000
   Repayments of long-term borrowings                                           (12,000)     (10,007)
- ----------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                             (560)       3,720
- ----------------------------------------------------------------------------------------------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (637)      (4,366)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                                       1,688        7,368
- ----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                     $     1,051  $     3,002
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income                                                                  $     2,827  $     3,387
Adjustments:
   Depreciation and amortization                                                  2,080        2,649
   Provision for bad debts                                                          458          407
   Gain on sale of assets                                                           (54)         (51)
   (Increase) in accounts and other receivables                                  (2,954)      (5,679)
   (Increase) decrease in inventories and supplies                                  297       (1,050)
   (Increase) in prepaid expenses                                                  (331)      (1,352)
   (Increase) decrease in other assets                                              387       (1,359)
   Increase (decrease) in deferred income taxes                                     537         (592)
   Increase in income taxes payable                                                 571        2,327
   Increase in retirement plans accrual                                             320          447
   Increase (decrease) in insurance claims liablilty                               (516)       1,835
   (Decrease) in accounts payable and other accrued liabilities                     (75)      (1,237)
- ----------------------------------------------------------------------------------------------------
      Total Adjustments to net income                                               720       (3,655)
- ----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         $     3,547  $      (268)
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

                           ABM INDUSTRIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly the financial position as of January 31, 1995 and the results of operations and cash flows for the three months then ended.

     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Form 10K filed with the Securities and Exchange Commission.

2.   EARNINGS PER SHARE

     NET INCOME PER COMMON SHARE: Net income per common and common equivalent share, after the reduction for preferred stock dividends in the amount of $128,000 during the three months ended January 31, 1995, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as shown.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. On September 22, 1994, the Company signed an unsecured revolving credit agreement with a syndicate of U.S. banks. This agreement expires September 22, 1998, and at the Company's option, may be extended one year. The credit facility provides, at the Company's option, interest at the prime rate or IBOR+.45%. As of January 31, 1995, the total amount outstanding under this facility was approximately $73 million which was comprised of loans in the amount of $27 million and standby letters of credit of $46 million. The effective interest rate on bank borrowings for the quarter ended January 31, 1995 was approximately 7%. This agreement requires the Company to meet certain financial ratios and places some limitations on dividend payments and outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year.

     In connection with the acquisition of System Parking, the Company assumed a note payable in the amount of $3,818,000. Interest on this note is payable at an annual rate of 9.35% with principal amounts of $636,000 due annually through October 1, 1998. At January 31, 1995, the balance remaining on this note was $2,545,000.

     At January 31, 1995, working capital was $91.9 million, as compared to $90.2 million at October 31, 1994.

EFFECT OF INFLATION

     The low rates of inflation experienced in recent years had no material impact on the financial statements of the Company. The Company attempts to recover inflationary costs by increasing sales prices to the extent permitted by contracts and competition.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances.

     These laws have the effect of increasing costs and potential liabilities associated with the conduct of the Company's operations, although historically they have not had a material adverse effect on the Company's financial position or its results of operations.

     The Company is currently involved in various stages of environmental investigation and/or remediation relating to certain current and former company facilities. While it is difficult to predict the ultimate outcome of these investigations, or to assess the likelihood and scope of further investigation and remediation activities, based on information currently available, management believes that the costs of these matters are not reasonably likely to have a material adverse affect on the Company's financial position or its results of operations.

ACQUISITIONS

     Effective November 1, 1994, the Company's ABM Janitorial Services Division acquired substantially all of the maintenance services contracts from Quality Building Maintenance, Inc. of Seattle for a cash downpayment made at the time of closing plus annual contingent payments based upon gross profit of acquired contracts to be made over a four-year period. This acquisition is expected to add approximately $3.5 million in annual revenues for ABM Janitorial Services' Northwest Region based in Seattle. As of January 1, 1995, the Company's Ampco System Parking Division acquired the parking operations of Pansini Corporation for a cash downpayment made at the time of the closing plus annual contingent payments based upon gross profit of acquired contracts to be made over a five-year period. The parking contracts obtained as a result of this acquisition are expected to add approximately 100 facilities in California and Hawaii and approximately $10 million in annual revenues.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1995 VS. THREE MONTHS ENDED JANUARY 31, 1994

     The following discussion should be read in conjunction with the consolidated financial statements of the Company.

All information in the discussion and references to the years and quarters are based on the Company's fiscal year and first quarter which end on October 31 and January 31, respectively.

     Revenues and other income (hereafter called revenues) for the first three months of fiscal year 1995 were $232 million compared to $211 million in 1994, a 10% increase over the same quarter of the prior year. The 10% growth in revenues for the first quarter of 1995 over the same quarter of the prior year was attributable to volume and price increases as well as revenues generated from acquisitions. Net income for the first quarter of 1995 was $3,387,000, an increase of 20%, compared to the net income of $2,827,000 for the first quarter of 1994. Cost controls, coupled with the revenue growth, enabled the Company to realize improved earnings. However, due to the increase in the average number of common and common equivalent shares outstanding, earnings per share rose 13% to 35 cents for the first quarter of 1995 compared to 31 cents for the same period in 1994. As a percentage of revenues, operating expenses and cost of goods sold remained fairly constant at 86.1% for the first quarter of both 1995 and 1994. Consequently, as a percentage of revenues, the Company maintained its gross profit (revenue minus operating expenses and cost of goods sold) consistent with the prior year's quarter at 13.9% even though all divisions face stiff competition under continued pricing pressures in the market place.

     Selling and administrative expense for the first three months of fiscal year 1995 was $25.6 million compared to $23.8 million for the corresponding three months of fiscal year 1994. As a percentage of revenues, selling and administrative expense decreased from 11.3% for the three months ended January 31, 1994, to 11% for the same period in 1995 primarily as a result of management's cost containment measures. The increase in the dollar amount of selling and administrative expense for the three months ended January 31, 1995, compared to the same period in 1994, is primarily due to revenue growth and expenses associated with acquisitions.

     Interest expense was $741,000 for the first three months of fiscal year 1995 compared to $717,000 in 1994, an increase of $24,000 over the same period of the prior fiscal year. Interest expense increased due to higher bank borrowings during the three months ended January 31, 1995, as compared to 1994.

     The effective income tax rate for the first three months of both fiscal year 1995 and 1994 was 42%.

     The pre-tax income for the first quarter of 1995 was $5,840,000 compared to $4,874,000, or an increase of 20%, for the same quarter of 1994. The growth in pre-tax income outpaced the revenue growth for the current quarter of 1995 due primarily to benefits arising from the realization of certain operating consolidation economies from recent acquisitions and partly due to lower selling and administrative expenses as a percentage of revenue resulting from continued cost containment efforts.

     The results of operations from the Company's three industry segments and its eight operating divisions for the three months ended January 31, 1995, as compared to the three months ended January 31, 1994, are more fully described below:

     Revenues of the Janitorial Divisions of the first quarter of fiscal year 1995 were $124 million, an increase of approximately $10 million, or 9% over the first quarter of fiscal 1994, while its operating profits increased by 4% over the comparable quarter of 1994. Janitorial Divisions accounted for approximately 54% of the Company's revenues for the current quarter. ABM Janitorial Services' revenues increased by 9% during the first quarter of fiscal year 1995 as compared to the same quarter of 1994 both as a result of acquisitions made during the latter half of fiscal year 1994 and revenue growth throughout its regions except its Canadian and Southwest Regions. The Division's operating profits only increased 3% when compared to the same period last year. When compared to the 9% revenue increase, the lower 3% increase in operating profits is principally due to increases in labor-related and insurance expenses and higher selling and administrative expenses associated with acquisitions and marketing efforts. As a result, the Division was not able to realize better operating profits. Easterday Janitorial Supply Division's first quarter revenue increased by approximately 7% compared to the same quarter in 1994 generally due to a volume increase by obtaining new customers. An increase of 47% in operating profits results from increased sales and a reduction in selling and administrative expenses offset to some degree by higher cost of material, especially paper products and plastic liners.

     Amtech Divisions reported revenues of $61 million, which represent approximately 26% of the Company's revenues for the first quarter of fiscal year 1995, an increase of approximately 9% over the same quarter of last year. Amtech Divisions' profit increased 69%
     compared to the first quarter of fiscal year 1994. CommAir Mechanical Services Division's operating profits for the first quarter of 1995 increased by 34%, despite a revenue drop of 14%. Improved gross profit margins and a reduction in selling and administrative expenses accounted for the profit increase. Amtech Lighting Services Division reported a 32% revenue increase by a continued expansion in the Southeast and an expanded customer contract base from its existing customers. Operating profits increased by 23%, below the level of increase in revenues, during the first quarter of fiscal year 1995 because its gross margin percentage declined due to higher material costs. The growth in revenues also outpaced the Division's operating profits because of proportionately higher selling and administrative expenses associated with its market expansion efforts. Revenues for the Amtech Elevator Services Division were down by 4 % for the first quarter of fiscal year 1995 over the same quarter of 1994 largely due to a decline in the construction business. The Division posted a three-fold higher operating profit for the first quarter compared to the corresponding quarter of fiscal year 1994 primarily due to higher gross margins and from management's decision to de-emphasize the construction business where margins are historically lower. Major cost reductions and closing of unprofitable locations, as well as improved market conditions, enabled this Division to return to an acceptable level of profitability even though profits were negatively impacted by currency translation losses of its Mexican subsidiary. ABM Engineering Services Division's revenues increased by 21% and it reported a 69% increase in operating profits the first quarter of 1995 compared to the same period in 1994. Revenue increases generally were recorded by all its regions primarily reflecting increased penetration into new markets as well as from price increases to its existing customers. The increase in operating profits resulted from increased revenues and reductions in payroll related costs including insurance expenses and containment of selling and administrative expenses.

     Revenues of the Other Divisions for the first quarter of 1995 were approximately $47 million, a 16% increase over the same quarter of fiscal year 1994. Other Divisions accounted for approximately 20% of the Company's revenues. The operating profits of Other Divisions were down by 7% primarily due to the Company's ASI Security Services Division. Ampco System

     Parking Division's revenues increased by 23% and its profits remained virtually flat during the first quarter of fiscal year 1995. The increase inrevenues resulted from recent acquisitions as well as procuring parking management contracts of several major airports. Operating profits were flat primarily due to loss of certain large contracts in its Northeast Region, expenses associated with recent acquisitions and a lack of improvement in office vacancy rates in Southern California. ASI Security Services reported an increase in revenues of 6% but its profits were down by 13% in the first quarter of 1995 compared to the same period of 1994. The revenue growth was largely due to obtaining a large customer in San Francisco and increases posted by its South Central Region. The decline in operating income during the first quarter as compared to the first quarter of the prior year was caused by higher payroll related costs including insurance and an impact from erosion of gross margins due to competitive bidding.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings - not applicable.





Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit 27.1 - Financial Data Schedule.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended January 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ABM Industries Incorporated


March 15, 1995                                    /s/ David H. Hebble
- --------------                          -------------------------------------
                                          Vice President, Principal Financial
                                                and Accounting Officer