Form 10-Q
period 1995-04-30
ABM INDUSTRIES INC /DE/
filed 1995-06-13
CIK 771497

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                      -------------------------------------

                                    FORM 10 Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
- ---   EXCHANGE  ACT OF 1934

For the quarterly period ended April 30, 1995
                               --------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934

For the transition period                    to
                          ------------------    -------------------

                        Commission file Number 1-8929
                                               ------


                           ABM INDUSTRIES INCORPORATED
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    DELAWARE                                                94-1369354
- --------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)


50 FREMONT STREET, 26TH FLOOR, SAN FRANCISCO, CALIFORNIA    94105
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:         (415) 597-4500
                                                            --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                               Yes  X         No
                                                    ---           ---


Number of shares of Common Stock outstanding as of April 30, 1995:    9,215,604

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

- --------------------------------------------------------------------------
                                                  OCTOBER 31,    APRIL 30,
ASSETS                                                1994          1995
- --------------------------------------------------------------------------
                                                                (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                       $   7,368     $   2,019
   Accounts and other receivables, net               140,788       151,577
   Inventories and supplies                           17,420        19,113
   Deferred income taxes                              11,638        12,020
   Prepaid expenses                                   12,228        15,413
- --------------------------------------------------------------------------
      Total current assets                           189,442       200,142
- --------------------------------------------------------------------------

INVESTMENTS AND LONG-TERM RECEIVABLES                  6,841         6,861

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land and buildings                                  6,063         5,566
   Transportation and equipment                        8,600         9,414
   Machinery and other equipment                      33,187        34,510
   Leasehold improvements                              9,052         9,269
- --------------------------------------------------------------------------
                                                      56,902        58,759


   Less accumulated depreciation and amortization    (37,083)      (37,793)
- --------------------------------------------------------------------------
      Property, plant and equipment, net              19,819        20,966
- --------------------------------------------------------------------------

INTANGIBLE ASSETS                                     61,373        65,584
DEFERRED INCOME TAXES                                 14,982        16,076
OTHER ASSETS                                           7,013         9,519
- --------------------------------------------------------------------------

                                                   $ 299,470     $ 319,148
- --------------------------------------------------------------------------
- --------------------------------------------------------------------------


                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


- ----------------------------------------------------------------------------------------
                                                             OCTOBER 31,       APRIL 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                            1994             1995
- ----------------------------------------------------------------------------------------
                                                                             (Unaudited)

CURRENT LIABILITIES:
   Current  portion of long-term debt                        $      683      $      679
   Bank overdraft                                                  --             9,800
   Accounts payable, trade                                       26,187          22,929
   Income taxes payable                                           1,961             841
   Accrued Liabilities:
     Compensation                                                19,807          17,757
      Taxes - other than income                                   8,693           9,758
      Insurance claims                                           27,185          28,537
      Other                                                      14,761          17,100
- ----------------------------------------------------------------------------------------
         Total current liabilities                               99,277         107,401
- ----------------------------------------------------------------------------------------

LONG-TERM DEBT (LESS CURRENT PORTION)                            25,254          27,235
RETIREMENT PLANS                                                  5,978           6,790
INSURANCE CLAIMS                                                 38,230          40,107

SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
    PREFERRED STOCK                                               6,400           6,400

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.1 par value, 500,000 shares
      authorized;  none issued                                     --              --

   Common stock, $.01 par value, 12,000,000 shares
      authorized; 9,049,000 and 9,216,000 shares
      issued and outstanding at October 31, 1994
      and April 30, 1995, respectively                               90              92

   Additional capital                                            35,334          37,894
   Retained earnings                                             88,907          93,229
- ----------------------------------------------------------------------------------------
         Total stockholders' equity                             124,331         131,215
- ----------------------------------------------------------------------------------------

                                                             $  299,470      $  319,148
- ----------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------


                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)

                     (In Thousands Except Per Share Amounts)

- ------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   APRIL 30,                  APRIL 30,
                                                               1994        1995           1994        1995
- ------------------------------------------------------------------------------------------------------------

REVENUES AND OTHER INCOME                                   $ 215,872   $ 234,396      $ 426,711   $ 466,458

EXPENSES:
   Operating Expenses and Cost of Goods Sold                  184,638     200,989        366,114     400,912
   Selling and Administrative                                  24,770      25,316         48,542      50,874
   Interest                                                       743       1,293          1,460       2,034
- ------------------------------------------------------------------------------------------------------------
      Total Expenses                                          210,151     227,598        416,116     453,820
- ------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                      5,721       6,798         10,595      12,638

INCOME TAXES                                                    2,403       2,855          4,450       5,308

- ------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $   3,318   $   3,943      $   6,145   $   7,330
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------



NET INCOME PER SHARE                                        $    0.36   $    0.40      $    0.67   $    0.75

DIVIDENDS PER COMMON SHARE                                  $    0.13   $    0.15      $   0.255   $    0.30

AVERAGE NUMBER OF COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                               8,872       9,520          8,838       9,461



                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                   (UNAUDITED)
                FOR THE SIX MONTHS ENDED APRIL 30, 1994 AND 1995
                                 (In Thousands)

- --------------------------------------------------------------------------------------------------------
                                                                                APRIL 30,       APRIL 30,
                                                                                  1994            1995
- --------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                                $  416,475     $  454,074
   Other operating cash receipts                                                      933          1,210
   Interest received                                                                  201            240
   Cash paid to suppliers and employees                                          (408,097)      (451,260)
   Interest paid                                                                   (1,684)        (2,231)
   Income taxes paid                                                               (6,648)        (7,904)
- --------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities                              1,180         (5,871)
- --------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                      (5,087)        (4,573)
   Proceeds from sale of assets                                                       318            200
   (Increase) decrease in investments and long-term receivables                       213            (20)
   Intangibles resulting from acquisitions                                         (5,918)        (6,416)
- --------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                          (10,474)       (10,809)
- --------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued                                                              1,882          2,562
   Dividends paid                                                                  (2,519)        (3,008)
   Increase(decrease) in cash overdraft                                             2,948          9,800
   Increase(decrease) in notes payable                                              4,977           --
   Long-term borrowings                                                            22,000         32,000
   Repayments of long-term borrowings                                             (20,000)       (30,023)
- --------------------------------------------------------------------------------------------------------
   Net cash provided by financing actvities                                         9,288         11,331
- --------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (6)        (5,349)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                                         1,688          7,368
- --------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                        $    1,682     $    2,019
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income                                                                     $    6,145     $    7,330
Adjustments:
   Depreciation and amortization                                                    4,338          5,487
   Provision for bad debts                                                            808            809
   Gain on sale of assets                                                             (80)           (56)
   (Increase) decrease in accounts and other receivables                           (7,616)       (11,598)
   (Increase) decrease in inventories and supplies                                    362         (1,693)
   (Increase) decrease in prepaid expenses                                         (2,452)        (3,185)
   (Increase) decrease in other assets                                               (499)        (2,506)
   (Increase) decrease in deferred income taxes                                      (124)        (1,476)
   Increase (decrease) in income taxes payable                                     (2,074)        (1,120)
   Increase (decrease) in retirement plans accrual                                    745            812
   Increase (decrease) in insurance claims liablilty                                   38          3,229
   Increase (decrease) in accounts payable and other accrued liabilities            1,589         (1,904)
- --------------------------------------------------------------------------------------------------------
      Total adjustments to net income                                              (4,965)       (13,201)
- --------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            $    1,180     $   (5,871)
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------


                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly the financial position as of April 30, 1995 and the results of operations and cash flows for the three months and six months then ended.

     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Form 10K filed with the Securities and Exchange Commission.

2.   EARNINGS PER SHARE

     NET INCOME PER COMMON SHARE: Net income per common and common equivalent share, after the reduction for preferred stock dividends in the amount of $256,000 during the six months ended April 30, 1995, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as shown.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. On September 22, 1994, the Company signed a $100 million unsecured revolving credit agreement with a syndicate of U.S. banks, and on May 1, 1995, this credit line was increased to $125 million. This agreement expires September 22, 1998, and at the Company's option, may be extended one year. The credit facility provides, at the Company's option, interest at the prime rate or IBOR +.45%. As of April 30, 1995, the total amount outstanding under this facility, before the increase to $125 million discussed above, was approximately $90.2 million which was comprised of loans in the amount of $25 million and standby letters of credit of $65.2 million. The effective interest rate on bank borrowings for the six months ended April 30, 1995 was approximately 7.44%. This agreement requires the Company to meet certain financial ratios and places some limitations on dividend payments and outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year.

     In connection with the acquisition of System Parking, the Company assumed a note payable in the amount of $3,818,000. Interest on this note is payable at an annual rate of 9.35% with principal amounts of $636,000 due annually through October 1, 1998. At April 30, 1995, the balance remaining on this note was $2,545,000.

     At April 30, 1995, working capital was $92.7 million, as compared to $90.2 million at October 31, 1994.

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

     As of January 1, 1995, the Company's Ampco System Parking Division acquired the parking operations of Pansini Corporation for a cash downpayment made at the time of the closing plus annual contingent payments based upon gross profit of acquired contracts to be made over a five-year period. The parking contracts obtained as a result of this acquisition are expected to add approximately 100 facilities in California and Hawaii.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and second quarter which ended on October 31 and April 30, respectively.

SIX MONTHS ENDED APRIL 30, 1995 VS. SIX MONTHS ENDED APRIL 30, 1994

     Revenues and other income (hereafter called revenues) for the first six months of fiscal year 1995 were $466 million compared to $427 million in 1994, a 9% increase over the same period of the prior year. The 9% increase in revenues was attributed to volume and price increases as well as revenues generated from acquisitions. As a percentage of revenues, operating expenses and cost of goods sold were 85.9% during the six months of fiscal year 1995 compared to 85.8% for the same period in 1994. Consequently, as a percentage of revenues, gross profit (revenue minus operating expenses and cost of goods sold) was 14.1% for the six months ended April 30, 1995, as compared to 14.2% for the same period of fiscal year 1994. The principal factors which contributed to the decline of gross profit margin were competitive market conditions and pricing pressures experienced by some of the operating divisions of the Company, as well as the impact from certain larger Ampco System Parking Division contracts whose gross profit percentage is much lower. The Company expects this competitive environment to continue throughout 1995.

     Selling and administrative expense for the six months of fiscal year 1995 was $50.9 million compared to $48.5 million, up $2.4 million or 5%, for the corresponding six months of fiscal year 1994. As a percentage of revenues, selling and administrative expense decreased from 11.4% for the six months ended April 30, 1994 to 10.9% for the same period in 1995. The increase in the dollar amount of selling and administrative expense for the six months ended April 30, 1995, compared to the same period in 1994, is due to revenue growth, expenses associated with acquisitions, and an increase in the profit sharing expense.

     Interest expense was $2,034,000 for the first six months of fiscal year 1995 compared to $1,460,000 in 1994, an increase of $574,000 over the same period of the prior fiscal year. The increase in interest expense was due to higher bank borrowings in 1995 primarily necessitated by acquisitions and interest paid to state and federal tax authorities on fully accrued income taxes.

     The effective income tax rate for the first six months of both fiscal year 1994 and 1995 was 42%.

     Net income for the first six months of fiscal year 1995 was $7,330,000, an increase of 19%, compared to the prior year's net income of $6,145,000. However, due to the increase in average shares outstanding and the deduction of a preferred stock dividend of $256,000 in the calculation of earnings per share, per common share earnings increased 12% to 75 cents for the first six months of 1995 compared to 67 cents for the same period in 1994.

     The results of operations from the Company's three industry segments and its eight operating divisions for the six months ended April 30, 1995 as compared to the six months ended April 30, 1994 are more fully described below:

          Revenues of the Janitorial Services segment for the first six months of fiscal year 1995 were $249 million, an increase of $16 million or 6.7%, over the first six months of fiscal 1994, while its operating profits increased by 6.5% over the comparable period of 1994. Janitorial Services accounted for approximately 53% of the Company's consolidated revenues for the six months of fiscal year 1995. The Janitorial Division's revenues increased by 6.7% during the first six months of fiscal year 1995 as compared to the same period of 1994 primarily as a result of acquisitions and volume increases recorded by this Division's Northeast, Northwest, and Southeast Regions partially offset by revenue losses in its Midwest and Canadian Regions. As a result of an overall increase in revenues, this Division's operating profits increased 6% when compared to the same period last year.
          Labor and labor-related expenses and other direct expenses remained fairly constant whereby this Division was able to maintain its gross margin during the first six months of the fiscal year 1995 over the same period of the prior year. The Division's selling and administrative expenses were in line with its revenue growth. The Janitorial Supply Division's revenue for the first six months increased by approximately 8.3% compared to the same period in 1994 generally due to increased sales from new customers in Northern California. An increase of 25% in operating profits was a result of a larger sales volume as well as its efforts to control its selling and administrative expenses.

          Amtech Services reported revenues of $120 million, which represent approximately 26% of the Company's consolidated revenues for the first six months of 1995, an increase of approximately 9% over the same period of last year. Amtech Services' profit increased 58% compared to the first six months of fiscal year 1994 as all its divisions posted higher operating profits for the six months ended April 30, 1995. The Mechanical Division's operating profits for the first six months of 1995 increased by 29% even with a 3% drop in revenues caused generally by the poor weather conditions in California during the Winter and Spring months. This Division's successful efforts in reducing its overhead expenses enabled it to increase its operating profits. The Lighting Division's revenues were up 29% largely due to increased sales volume posted by the majority of its branches by obtaining additional time and material contracts and supplemented by increased business from existing customers. As a result of this revenue growth, operating profits increased by 23% during the first six months of fiscal year 1995. Operating profits were somewhat negatively impacted by lower margin retrofit contracts. Revenues for the Elevator Division were down by 8% for the first six months of fiscal year 1995 over the same period of 1994 generally due to decreased construction business as the Division is down-sizing this line of business since it remains highly competitive and contributes lower margins. However, the Division increased its operating profits by 169% for the six months of 1995. The improved operating results are due to a fundamental change in management's strategy to emphasize services related to maintenance and repair business; this change has enabled the Division to improve its gross profits. In addition, this Division's reduction of its selling and administrative expenses were offset by currency translation losses arising from its Mexican subsidiary. The Engineering Division's revenues increased by 23% and reported a 61% increase in operating profits in the first six months of 1995 compared to the same period in 1994. Revenues increased generally from the start-up of the Midwest and Northeast Regions, obtaining several new contracts, and price increases to its existing customers. The increase in operating profit resulted from increased business and reductions in insurance and other direct expenses, as well as containing its selling and administrative expenses.

          Revenues of the Other Services segment for the first six months of 1995 were approximately $97 million, a 17% increase over the same period of fiscal year 1995. Other Services accounted for approximately 21% of the Company's consolidated revenues. The operating profits of Other Services were up by 5% primarily due to profit improvement by its Parking Division. The Parking Division's revenues increased by 19% and its profits increased by 13% during the first six months of fiscal year 1995 compared to 1994. The increase in revenues is primarily due to the acquisition of a parking business in Northern California and from obtaining contracts to manage parking operations at several major airports in the U.S. The increase in operating profits was primarily due to improved business conditions in its Southern California Region and income derived from its airport operations, offset partially by the loss of some contracts in the Midwest. The Security Division reported an increase in revenues of 14% compared to 1994, but its profits decreased by 4% in the first six months of 1995 compared to the same period of 1994. The increase in revenues resulted from obtaining several new contracts during the latter part of fiscal year 1994 and earlier in the fiscal year 1995. The decrease in operating income during the first six months as compared to the prior year was primarily due to lower margins necessitated by competitive bidding in order to obtain certain larger contracts.


THREE MONTHS ENDED APRIL 30, 1995 VS. THREE MONTHS ENDED APRIL 30, 1994

     Revenues and other income for the second quarter of fiscal year 1995 were $234 million compared to $216 million in 1994, a 9% increase over the same quarter of the prior year. The growth in revenues for the second quarter of 1995 over the same quarter of the prior year was attributable to volume and price increases as well as revenues generated from acquisitions. As a percentage of revenues, operating expenses and cost of goods sold increased slightly from 85.7% for the second quarter of 1995 compared to 85.5% in 1994. Consequently, as a percentage of revenues, the Company's gross profit decreased to 14.3% from the prior year's second quarter at 14.5% due to strong competition and continued pricing pressures faced by several of its divisions in the market place.

     Selling and administrative expense for the second quarter of fiscal year 1995 was $25.3 million compared to $24.8 million, an increase of approximately $500,000 or 2%, compared to the corresponding three months of fiscal year 1994. As a percentage of revenues, selling and administrative expense decreased from 11.5% for the three months ended April 30, 1994, to 10.8% for the same period in 1995 primarily as a result of management's continued efforts to contain expenses. The increase in the dollar amount of selling and administrative expense for the three months ended April 30, 1995, compared to the same period in 1994, was in line with the Company's revenue growth.

     Interest expense was $1,293,000 for the second three months of fiscal year 1995 compared to $743,000 in 1994, an increase of $550,000 over the same period of the prior fiscal year. Interest expense increased primarily due to tax payments made to federal and state tax authorities on fully accrued income taxes as well as interest expenses associated with higher bank borrowings during the three months ended April 30, 1995, as compared to 1994.

     The effective income tax rate for the second three months of both fiscal year 1995 and 1994 was 42%.

     Net income for the second quarter of 1995 was $3,943,000, an increase of 19%, compared to the net income of $3,318,000 for the second quarter of 1994. Cost controls, coupled with the revenue growth, enabled the Company to realize improved earnings. However, due to the increase in the average number of common and common equivalent shares outstanding, earnings per share rose 11% to 40 cents for the second quarter of 1995 compared to 36 cents for the same period in 1994.

     The results of operations from the Company's three industry segments and its eight operating divisions for the three months ended April 30, 1995, as compared to the three months ended April 30, 1994, are more fully described below:

     Revenues of the Janitorial Divisions of the second quarter of fiscal year 1995 were $124 million, an increase of approximately $15 million or 14%, over the second quarter of fiscal 1994, while its operating profitsincreased by 8% over the comparable quarter of 1994. Janitorial Divisions accounted for approximately53% of the Company's revenues for the current quarter. ABM Janitorial Services' revenues increased by 14% during the second quarter of fiscal year 1995 as compared to the same quarter of 1994 as a result of acquisitions made during the latter part of fiscal year 1994 and earlier in fiscal year 1995 as well as revenue growth throughout the majority of its regions except for its Canadian and Midwest Regions. The Division's operating profits only increased 8% when compared to the same period last year. In comparison with the 14% revenue increase, a lower than expected 8% increase in operating profits is principally due to higher selling and administrative expenses associated with marketing efforts to increase its revenues. Easterday Janitorial Supply Division's second quarter revenues increased by approximately 15% compared to the same quarter in 1994 generally due to an increase in new customers. An increase of 7% in operating profits results from a higher sales volume, containment of selling and administrative expenses, and partially offset by higher paper products and plastic liners material expenses.

     Amtech Divisions reported revenues of $60 million, which represent approximately 26% of the Company's revenues for the second quarter of fiscal year 1995, an increase of approximately 17% over the same quarter of last year. Amtech Divisions' profit increased 48% for the second quarter of 1995 when compared to the second quarter of fiscal year 1994 as all its divisions recorded profit increases. CommAir Mechanical Services Division's operating profits for the second quarter of 1995 increased by 25% on a revenue increased by 8%. Revenues from project oriented type of contracts increased during the second quarter of 1995. As a result of depressed market conditions in Southern California one-time service and repair jobs are still sluggish. Improved gross profit margins and a reduction in selling and administrative expenses accounted for the profit increase. Amtech Lighting Services Division reported a 34% revenue increase benefiting from a continued expansion in the Southeast and an expanded customer contract base from existing customers and its operating profits increased by 23%. While the selling and administrative expenses were in line with the level of revenue increase, a decline in gross profit as a percentage of revenues partially offset its operating profits. This erosion of gross margins was caused by increases in material expenses. Revenues for the Amtech Elevator Services Division were down by 4% for the second quarter of fiscal year 1995 over the same quarter of 1994 largely due to management's decision to allocate the Division's resources to its repair and service maintenance business rather than obtaining lower margin construction contracts. The Division more than doubled its operating profit for the second quarter compared to the corresponding quarter of fiscal year 1994 primarily due to higher gross margins from its maintenance and repair jobs and, as discussed above, from management's decision to de-emphasize the construction business where margins are historically lower. ABM Engineering

     Services Division's revenues increased by 37% and it reported a 54% increase in operating profits the second quarter of 1995 compared to the same period in 1994. Revenue increases generally were recorded by all its regions primarily reflecting increased penetration into new markets as well as from price increases to existing customers. The increase in operating profits resulted from increased revenues, reductions in payroll related costs including insurance expenses, and containment of selling and administrative expenses.

     Revenues of the Other Divisions for the second quarter of 1995 were approximately $50 million, a 76% increase over the same quarter of fiscal year 1994. Other Divisions accounted for approximately 21% of the Company's revenues. The operating profits of Other Divisions were up by 17% primarily due to improved operating profits by its Ampco System Parking Division and ASI Security Services. Ampco System Parking Division's revenues increased by 146% while its profits increased 25% during the second quarter of fiscal year 1995. The increase in revenues resulted from a recent acquisition in Northern California as well as procuring parking management contracts of several major airports. Operating profits were up primarily due to the recent acquisition, airport contracts, and improved economic conditions in the Division's Southern California Region. ASI Security Services reported an increase in revenues of 17% but its profits were up only 8% in the second quarter of 1995 compared to the same period of 1994. The revenue growth was largely due to obtaining several large customers and increases posted by its South Central Region. Revenue increases during the second quarter as compared to the second quarter of the prior year contributed to the increase in operating profits; however, competitive market conditions eroded the gross margins historically realized by this Division.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - not applicable.


Item 4. Submission of Matters to a Vote of Stockholders

     a) The Annual Meeting of Stockholders was held on March 21, 1995.

     b)The following directors nominated by management were approved by a vote of stockholders: Henry L. Kotkins, Jr., Robert S. Dickerman, Esq., William E. Walsh.

     The following directors remained in office: Maryellen B. Cattani,Esq., John
F. Egan, Charles T. Horngren, Martinn H. Mandles. Sydney J. Rosenberg, Theodore Rosenberg, William W. Steele and Boniface A. Zaino.

     c) Proposal 1 - Election of Directors


                                           Against
                                              or                     Broker
Nominee:                      For          Withheld   Abstentions   Nonvotes

Henry L Kotkins, Jr.       7,697,978        51,567         0            0
Robert S. Dickerman        7,697,842        51,703         0            0
William E. Walsh           7,630,920       118,625         0            0


     d) Proposal 2 - Amendment to the Company's 1984
     Executive Stock Option Plan.

For: 6,972,996  Against: 340,002  Abstain: 436,541
Broker Nonvotes:0


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 4.2 - First Amendment to Credit Agreement
          Exhibit 4.3 - Second Amendment to Credit Agreement
          Exhibit 27.1 - Financial Data Schedule.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ABM Industries Incorporated


June 13, 1995                                 /s/ David H. Hebble
- -------------                           -----------------------------------
                                             Vice President and Principal
                                                Financial Officer