Form 10-Q
period 1995-07-31
ABM INDUSTRIES INC /DE/
filed 1995-09-14
CIK 771497

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                      --------------------------------------

                                  FORM 10 Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE  ACT OF 1934

For the quarterly period ended  July 31, 1995
                                -------------

                                     OR

--  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________________    to    ______________

                        Commission file Number 1-8929
                                               ------


                           ABM INDUSTRIES INCORPORATED

         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Delaware                                                  94-1369354
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                                Identification
                                                              No.)


50 Fremont Street,  26th Floor,  San Francisco, California    94105
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:            (415) 597-4500
                                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and subject to such filing requirements for the past 90 days.
            Yes  X         No
               ----          ----

Number of shares of Common Stock outstanding as of July 31, 1995:   9,282,709

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

-------------------------------------------------------------------------------


                                                  OCTOBER 31,    JULY 31,
ASSETS                                                1994         1995
-------------------------------------------------------------------------------
                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                       $  7,368     $  1,042
   Accounts and other receivables, net              140,788      149,955
   Inventories and supplies                          17,420       19,579
   Deferred income taxes                             11,638       12,854
   Prepaid expenses                                  12,228       15,558
-------------------------------------------------------------------------------
      Total current assets                          189,442      198,988
-------------------------------------------------------------------------------

INVESTMENTS AND LONG-TERM RECEIVABLES                 6,841        6,601

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land and buildings                                 6,063        5,555
   Transportation and equipment                       8,600        9,773
   Machinery and other equipment                     33,187       35,866
   Leasehold improvements                             9,052        9,260
-------------------------------------------------------------------------------
                                                     56,902       60,454

   Less accumulated depreciation and amortization   (37,083)     (38,584)
-------------------------------------------------------------------------------
      Property, plant and equipment, net             19,819       21,870
-------------------------------------------------------------------------------

INTANGIBLE ASSETS                                    61,373       68,965
DEFERRED INCOME TAXES                                14,982       16,931
OTHER ASSETS                                          7,013       10,126
-------------------------------------------------------------------------------

                                                   $299,470     $323,481
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

-------------------------------------------------------------------------------
                                                  OCTOBER 31,   JULY 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1994        1995
-------------------------------------------------------------------------------
                                                              (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt               $    683    $    679
   Bank overdraft                                       -           -
   Accounts payable, trade                           26,187      23,042
   Income taxes payable                               1,961       2,077
   Accrued Liabilities:
      Compensation                                   19,807      19,941
      Taxes - other than income                       8,693      10,126
      Insurance claims                               27,185      29,718
      Other                                          14,761      16,532
-------------------------------------------------------------------------------
         Total current liabilities                   99,277     102,115
-------------------------------------------------------------------------------

LONG-TERM DEBT (LESS CURRENT PORTION)                25,254      31,223
RETIREMENT PLANS                                      5,978       7,123
INSURANCE CLAIMS                                     38,230      40,735

SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
    PREFERRED STOCK                                   6,400       6,400

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.1 par value, 500,000 shares
      authorized;  none issued                          -           -

   Common stock, $.01 par value, 12,000,000 shares
      authorized; 9,049,000 and 9,283,000 shares
      issued and outstanding at October 31, 1994
      and July 31, 1995, respectively                    90          93

   Additional capital                                35,334      39,074
   Retained earnings                                 88,907      96,718
-------------------------------------------------------------------------------
         Total stockholders' equity                 124,331     135,885
-------------------------------------------------------------------------------

                                                   $299,470    $323,481
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           ABM INDUSTRIES INCORPORATED
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                                JULY 31,                            JULY 31,
                                                                          1994           1995                1994           1995
----------------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                                              $ 224,965      $ 245,792          $  651,676      $ 712,250

EXPENSES:
   Operating Expenses and Cost of Goods Sold                             194,403        212,467             560,517        613,379
   Selling and Administrative                                             22,660         23,817              71,202         74,691
   Interest                                                                1,303            870               2,763          2,904
----------------------------------------------------------------------------------------------------------------------------------
      Total Expenses                                                     218,366        237,154             634,482        690,974
----------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                 6,599          8,638              17,194         21,276

INCOME TAXES                                                               2,453          3,628               6,903          8,936

----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $   4,146      $   5,010          $   10,291      $  12,340
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------



NET INCOME PER SHARE                                                   $    0.45      $    0.51          $     1.12      $    1.26

DIVIDENDS PER COMMON SHARE                                             $   0.125      $   0.150          $    0.375      $    0.45

AVERAGE NUMBER OF COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                                          8,942          9,627               8,872          9,497

                           ABM INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED JULY 31, 1994 AND 1995
                                 (In Thousands)

-------------------------------------------------------------------------------
                                                          JULY 31,  JULY 31,
                                                            1994      1995
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                          $638,764  $699,896
   Other operating cash receipts                            1,440     2,011
   Interest received                                          286       384
   Cash paid to suppliers and employees                  (617,892)  (680,991)
   Interest paid                                           (3,120)   (3,185)
   Income taxes paid                                       (9,792)  (11,985)
-------------------------------------------------------------------------------
   Net cash provided by (used) in operating activites       9,686     6,130
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment              (6,872)   (7,254)
   Proceeds from sale of assets                               414       337
   (Increase) decrease in investments and
     long-term receivable                                      92       240
   Intangibles resulting from acquisitions                 (6,468)  (10,958)
-------------------------------------------------------------------------------
   Net cash provided by (used) in investing activities    (12,834)  (17,635)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued                                      2,998     3,742
   Dividends paid                                          (3,814)   (4,528)
   Increase(decrease) in cash overdraft                    (4,231)        0
   Increase(decrease) in notes payable                      4,966        (4)
   Long-term borrowings                                    22,000    57,000
   Repayments of long-term borrowings                     (20,000)  (51,031)
-------------------------------------------------------------------------------
   Net cash provided by (used) financing actvities          1,919     5,179
-------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (1,229)   (6,326)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                 1,688     7,368
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                  $    459  $  1,042
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
Net Income                                               $ 10,291  $ 12,340
Adjustments:
   Depreciation and amortization                            6,513     8,331
   Provision for bad debts                                  1,349     1,117
   Gain on sale of assets                                    (113)      (99)
   (Increase) decrease in accounts and other
     receivables                                           (9,724)  (10,284)
   (Increase) decrease in inventories and supplies            683    (2,159)
   (Increase) decrease in prepaid expenses                 (2,301)   (3,330)
   (Increase) decrease in other assets                       (236)   (3,113)
   Increase (decrease) in deferred income taxes            (1,087)   (3,165)
   Increase (decrease) in income taxes payable             (1,802)      116
   Increase (decrease) in retirement plans accrual          1,055     1,145
   Increase (decrease) in insurance claims liablilty        2,589     5,038
   Increase (decrease) in accounts payable
     and other accrued liabilities                          2,469       193
-------------------------------------------------------------------------------
      Total adjustments to net income                        (605)   (6,210)
-------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES      $  9,686  $  6,130
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly the financial position as of July 31, 1995 and the results of operations and cash flows for the three months and nine months then ended.

     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Form 10K filed with the Securities and Exchange Commission.

2.   EARNINGS PER SHARE

     NET INCOME PER COMMON SHARE: Net income per common and common equivalent share, after the reduction for preferred stock dividends in the amount of $384,000 during the nine months ended July 31, 1995, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as shown.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. On September 22, 1994, the Company signed a $100 million unsecured revolving credit agreement with a syndicate of U.S. banks, and on May 1, 1995, this credit line was increased to $125 million. This agreement expires September 22, 1998, and at the Company's option, may be extended one year. The credit facility provides, at the Company's option, interest at the prime rate or IBOR +.45%. As of July 31, 1995, the total amount considered utilized under this facility was approximately $97.8 million which was comprised of loans in the amount of $29 million and standby letters of credit of $68.8 million. The effective interest rate on bank borrowings for the nine months ended July 31, 1995 was approximately 7.29%.
This agreement requires the Company to meet certain financial ratios and places some limitations on dividend payments and outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year.

     In connection with the acquisition of System Parking, the Company assumed a note payable in the amount of $3,818,000. Interest on this note is payable at an annual rate of 9.35% with principal amounts of $636,000 due annually through October 1, 1998. At July 31, 1995, the balance remaining on this note was $2,545,000.

     At July 31, 1995, working capital was $96.9 million, as compared to $90.2 million at October 31, 1994.

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

ACQUISITIONS

     Effective November 1, 1994, the Company's ABM Janitorial Services Division acquired substantially all of the maintenance services contracts from Quality Building Maintenance, Inc. of Seattle for a cash downpayment made at the time of closing plus annual contingent payments based upon gross profit of acquired contracts to be made over a four-year period. Management estimates that annual revenues from this acquisition will be approximately $3.5 million.

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

     On July 1, 1995, the Company's Janitorial Services Division acquired the janitorial operations of United Cleaning Specialists Corp. in Atlanta, Georgia. United Cleaning provides janitorial services to major commercial buildings and institutions in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, and Virginia. At the time of acquisition by the Company, United Cleaning reported annual revenues of approximately $10.6 million. In addition to the amount paid at closing, annual contingent payments based upon gross profit of acquired contracts will be made over the next five years.

     On September 1, 1995, the Company acquired the janitorial maintenance contracts of Allied Janitorial Services of Spokane, Washington, for a cash downpayment made at the time of closing plus annual contingent payments based on gross profits of acquired contacts over a five-year period. The expected annual revenues from this acquisition will be approximately $4.7 million.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and third quarter which ended on October 31 and July 31, respectively.

NINE MONTHS ENDED JULY 31, 1995 VS. NINE MONTHS ENDED JULY 31, 1994

     Revenues and other income (hereafter called revenues) for the first nine months of fiscal year 1995 were $712 million compared to $652 million in 1994, a 9% increase over the same period of the prior year. The 9% increase in revenues was attributed to volume and price increases as well as revenues generated from acquisitions. As a percentage of revenues, operating expenses and cost of goods sold were 86.1% during the nine months of fiscal year 1995 compared to 86.0% for the same period in 1994. Consequently, as a percentage of revenues, gross profit (revenue minus operating expenses and cost of goods sold) was 13.9% for the nine months ended July 31, 1995, as compared to 14.0% for the same period of fiscal year 1994. The principal factors which contributed to the slight decline of gross profit margin were competitive market conditions and pricing pressures experienced by some of the operating divisions of the Company, as well as the impact from certain larger Ampco System Parking Division contracts whose gross profit percentage is much lower. The Company expects this competitive environment to continue throughout 1995.

     Selling and administrative expense for the nine months of fiscal year 1995 was $74.7 million compared to $71.2 million, up $3.5 million or 5%, for the corresponding nine months of fiscal year 1994. As a percentage of revenues, selling and administrative expense decreased from 10.9% for the nine months ended July 31, 1994 to 10.5% for the same period in 1995. The increase in the dollar amount of selling and administrative expense for the nine months ended July 31, 1995, compared to the same period in 1994, is due to revenue growth, expenses associated with acquisitions, and an increase in the profit sharing expense.

     Interest expense was $2,904,000 for the first nine months of fiscal year 1995 compared to $2,763,000 in 1994, an increase of $141,000 over the same period of the prior fiscal year. The increase in interest expense was due to higher bank borrowings in 1995 primarily necessitated by acquisitions and interest assessed on fully accrued state and federal income taxes.

     The effective income tax rate for the first nine months of fiscal year 1994 was 40.1% compared to 42% for 1995. The effective income tax for the first nine months of the fiscal year 1995 is higher than the same period of the prior year primarily due to unavailability of certain tax credits in 1995 which were available previously.

     Net income for the first nine months of fiscal year 1995 was $12,340,000, an increase of 20%, compared to the prior year's net income of $10,291,000. However, due to the increase in average shares outstanding and the deduction of a preferred stock dividend of $384,000 in the calculation of earnings per share, per common share earnings increased 13% to $1.26 for the first nine months of 1995 compared to $1.12 for the same period in 1994.

     The results of operations from the Company's three industry segments and its eight operating divisions for the nine months ended July 31, 1995 as compared to the nine months ended July 31, 1994 are more fully described below:

          Revenues of the Janitorial Services segment for the first nine months of fiscal year 1995 were $378 million, an increase of $21 million or 5.9%, over the first nine months of fiscal 1994, while its operating profits increased by 2.3% over the comparable period of 1994. The Janitorial Services segment accounted for approximately 53% of the Company's consolidated revenues for the nine months of fiscal year 1995. The Janitorial Division's revenues increased by 5.6% during the first nine months of fiscal year 1995 as compared to the same period of 1994 primarily resulting from acquisitions as well as volume increases recorded by all regions of this Division except for the Southwest and Canadian Regions. This Division's operating profits increased 2% when compared to the same period last year. Labor and labor-related expenses and other direct expenses were slightly higher during the first nine months of the fiscal year 1995 over the same period of the prior year primarily due to start-up expenses associated with new contracts. The Division's selling and administrative expenses also impacted the operating results negatively because of increased marketing and acquisition expenses. The Janitorial Supply Division's revenue for the first nine months increased by approximately 13% compared to the same period in 1994 generally due to increased sales from new customers in Northern California. An increase of 15% in operating profits was a result of a larger sales volume as well as the Division's efforts to control its selling and administrative expenses which was partially offset by lower margins resulting from increased material costs.

          Amtech Services reported revenues of $183 million, which represent approximately 26% of the Company's consolidated revenues for the first nine months of 1995, an increase of approximately 10% over the same period of last year. Amtech Services' profit increased 47% compared to the first nine months of fiscal year 1994 as all its divisions posted higher operating profits for the nine months ended July 31, 1995. The Mechanical Division's revenues and operating profits for the first nine months of 1995 increased by 6% and 33%, respectively. Although the margins for some job categories decreased, this Division's successful efforts in reducing its overhead expenses enabled it to increase its operating profits. The Lighting Division's revenues were up 28% largely due to increased sales volume posted by the majority of its branches by obtaining additional time and material contracts and supplemented by increased business from existing national customers. Operating profits increased by 13% during the first nine months of fiscal year 1995. The increase in operating profits did not parallel the increase in revenues because it was somewhat negatively impacted by lower margin retrofit contracts and other larger jobs. Revenues for the Elevator Division were down by 9% for the first nine months of fiscal year 1995 over the same period of 1994 generally due to decreased construction business. The Division is down-sizing this type of business since it remains highly competitive and contributes lower margins. However, the Division increased its operating profits by 135% for the nine months of 1995. The improved operating results are due to a fundamental change in management's strategy to emphasize services related to maintenance and repair business; this change has enabled the Division to improve its gross profits. In addition, this Division's reduction of its selling and administrative expenses were offset by currency translation losses arising from its Mexican subsidiary. The Engineering Division's revenues increased by 24% and reported a 50% increase in operating profits in the first nine months of 1995 compared to the same period in 1994. Revenues increased generally from the start-up of the Midwest and Northeast Regions, obtaining several new contracts, and price increases to its existing customers. The increase in operating profit resulted from increased business and reductions in insurance and other direct expenses, as well as containing its selling and administrative expenses.

          Revenues of the Other Services segment for the first nine months of 1995 were approximately $151 million, a 19% increase over the same period of fiscal year 1995. Other Services accounted for approximately 21% of the Company's consolidated revenues. The operating profits of Other Services were up by 17% primarily due to profit improvement by both its Parking and Security Divisions. The Parking Division's revenues increased by 19% and its profits increased by 27% during the first nine months of fiscal year 1995 compared to 1994. The increase in revenues is primarily due to the acquisition in January 1995 of a parking business based in Northern California with operations in California and Hawaii and from obtaining contracts to manage parking operations at several major U.S. airports. Several factors contributed to the increase in operating profits: the acquisition of a parking business discussed above; improved business conditions in its Southern California Region; and income derived from its airport operations. The Security Division reported an increase in revenues of 19% compared to 1994, and its profits increased by 6% in the first nine months of 1995 compared to the same period of 1994.
          The increase in revenues resulted from obtaining several new contracts during the latter part of fiscal year 1994 and during the fiscal year 1995. However, the operating profit increase was below management's expectations mainly due to lower margins necessitated by competitive bidding in order to obtain larger contracts. Operating profits were also impacted negatively by higher selling and administrative expenses because of the increased level of business.

THREE MONTHS ENDED JULY 31, 1995 VS. THREE MONTHS ENDED JULY 31, 1994

     Revenues and other income for the third quarter of fiscal year 1995 were $246 million compared to $225 million in 1994, a 9% increase over the same quarter of the prior year. The growth in revenues for the third quarter of 1995 over the same quarter of the prior year was attributable to volume and price increases as well as revenues generated from acquisitions. As a percentage of revenues, operating expenses and cost of goods sold remained constant at 86.4 % for both 1995 and 1994. Consequently, as a percentage of revenues, the Company's gross profit also remained at 13.6%.

     Selling and administrative expense for the third quarter of fiscal year 1995 was $23.8 million compared to $22.7 million, an increase of approximately $1.1 million or 5%, compared to the corresponding three months of fiscal year 1994. As a percentage of revenues, selling and administrative expense decreased from 10.1% for the three months ended July 31, 1994, to 9.7% for the same period in 1995 primarily as a result of management's continued efforts to contain expenses. The increase in the dollar amount of selling and administrative expense for the three months ended July 31, 1995, compared to the same period in 1994,was in line with the Company's revenue growth.

     Interest expense was $870,000 for the third quarter of fiscal year 1995 compared to $1,303,000 in 1994, a decrease of $433,000 over the same period of the prior fiscal year. Interest expense decreased primarily due to interest related to a foreign income tax assessment during 1994.

     The effective income tax rate for the third quarter of fiscal year 1995 was 42% while the third quarter of the prior year was 37.2%. The effective income tax for the third quarter of the fiscal year 1995 is higher than the prior year quarter primarily due to unavailability of certain tax credits in 1995 which were available previously.

     Net income for the third quarter of 1995 was $5,010,000, an increase of 21%, compared to the net income of $4,146,000 for the third quarter of 1994. Cost controls, coupled with the revenue growth, enabled the Company to realize improved earnings. However, due to the increase in the average number of common and common equivalent shares outstanding, earnings per share rose 13% to 51 cents for the third quarter of 1995 compared to 45 cents for the same period in 1994.

     The results of operations from the Company's three industry segments and its eight operating divisions for the three months ended July 31, 1995, as compared to the three months ended July 31, 1994, are more fully described below:

     Revenues of the Janitorial Services segment of the third quarter of fiscal year 1995 were $129 million, an increase of approximately $5 million or 4%, over the third quarter of fiscal 1994, while its operating profits decreased by 4% over the comparable quarter of 1994. The Janitorial Services segment accounted for approximately 53% of the Company's revenues for the current quarter. The Janitorial Division's revenues increased by 4% during the third quarter of fiscal year 1995 as compared to the same quarter of 1994 as a result of acquisitions made during the latter part of fiscal year 1994 and earlier in fiscal year 1995 as well as revenue growth throughout the majority of its regions except for its Midwest Region. However, the Division's operating profits decreased 4% when compared to the same period last year. In comparison with the 4% revenue increase, the lower than expected operating profit is principally due to higher selling and administrative expenses associated with marketing efforts to increase its revenues and costs associated with acquisitions. Easterday Janitorial Supply Division's third quarter revenues increased by approximately 21% compared to the same quarter in 1994 generally due to an increase in new customers. The increase in operating profit was not in line with sales volumes principally due to competitive bidding whereby several large sales contracts were obtained at a lower than normal gross margin. Operating profits were also partially offset by higher than expected selling and administrative expenses and higher paper products and plastic liners material expenses.

     Amtech Divisions reported revenues of $63 million, which represent approximately 26% of the Company's revenues for the third quarter of fiscal year 1995, an increase of approximately 11% over the same quarter of last year. Amtech Divisions' profit increased 32% for the third quarter of 1995 when compared to the third quarter of fiscal year 1994. CommAir Mechanical Services Division's operating profits for the third quarter of 1995 increased by 36% on a revenue increase of 23%. Revenues from project oriented type of contracts increased during the third quarter of 1995. Increased revenues and a reduction in selling and administrative expenses primarily accounted for the profit increase. Amtech Lighting Services Division reported a 26% revenue increase benefiting from a continued expansion in the Southeast and an expanded customer contract base from existing national customers, but its operating profits decreased by 2%. A decline in gross profit as a percentage of revenues was caused primarily by increases in material expenses. Costs associated with market expansion in newer territories also caused this Division's profit decline. Revenues for the Amtech Elevator Services Division were down by 12% for the third quarter of fiscal year 1995 over the same quarter of 1994 largely due to management's decision to allocate the Division's resources to its repair and service maintenance business rather than obtaining lower margin construction contracts. The Division nearly doubled its operating profit for the third quarter compared to the corresponding quarter of fiscal year 1994 primarily due to higher gross margins from its maintenance and repair jobs and, as discussed above, from management's decision to de-emphasize the construction business where margins are historically lower. This decision also helped to reduce selling and administrative expenses significantly. ABM Engineering Services Division's revenues increased by 25% and it reported a 32% increase in operating profits for the third quarter of 1995 compared to the same period in 1994. Revenue increases generally were recorded by all its regions primarily reflecting increased penetration into new markets as well as from price increases to existing customers. The increase in operating profits resulted from increased revenues, reductions in payroll related costs including insurance expenses, and containment of selling and administrative expenses.

     Revenues of the Other Divisions for the third quarter of 1995 were approximately $54 million, a 21% increase over the same quarter of fiscal year 1994. Other Divisions accounted for approximately 21% of the Company's revenues. The operating profits of Other Divisions were up by 37% due to improved operating profits reported by both its Ampco System Parking Division and ASI Security Services. Ampco System Parking Division's revenues increased by 17% while its profits increased 48% during the third quarter of fiscal year 1995. The increase in revenues resulted from an acquisition made in January 1995, as previously discussed, as well as procuring parking management contracts of several major airports. Operating profits were up primarily due to the recent acquisition, airport contracts, and improved economic conditions in the Division's Southern California Region. ASI Security Services reported an increase in revenues of 28% and its profits were up 24% in the third quarter of 1995 compared to the same period of 1994. The revenue growth was largely due to obtaining several large customers and increases posted by all regions. Revenue increases during the third quarter as compared to the prior year contributed to the increase in operating profits; however, competitive market conditions eroded the gross margins historically realized by this Division.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - not applicable.

Item 5. Other Information


     Robert S. Dickerman retired from the Board of Directors on August 2, 1995. Mr. Dickerman had been a director of the Company since 1967. The Nominating Committee is in the process of recommending a nominee to fill Mr. Dickerman's vacant seat. The person chosen by the Board will complete Mr. Dickerman's unexpired term which ends in March 1998.



Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 27.1 - Financial Data Schedule.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended July 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ABM Industries Incorporated


SEPTEMBER 13, 1995                        /s/ David H. Hebble
                                        -------------------------------
                                        Vice President and Principal
                                          Financial Officer