Form 10-K405
period 1995-10-31
ABM INDUSTRIES INC /DE/
filed 1996-01-26
CIK 771497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of December 31, 1995, nonaffiliates of the registrant beneficially owned shares of the registrant's common stock with an aggregate market value of $197,113,717.

As of December 31, 1995, there were 9,412,719 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement to be used by the Company in connection with its 1996 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

    ABM Industries Incorporated ("ABM") is the largest American-owned facility services contractor listed on the New York Stock Exchange. With annual revenues approaching $1 billion and more than 45,000 employees, ABM and its subsidiaries (the "Company") provide air conditioning, elevator, engineering, janitorial, lighting, parking and security services to thousands of commercial, industrial and institutional facilities in hundreds of cities across North America.

    ABM was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909. By vote of the stockholders on March 16, 1994, the Company's name was changed from American Building Maintenance Industries, Inc. to ABM Industries Incorporated. The corporate headquarters of the Company is located at 50 Fremont Street, 26th Floor, San Francisco, California 94105, and its telephone number is (415) 597-4500.

BUSINESS SEGMENT INFORMATION

    The Company's divisions (consisting of one or more subsidiaries of the Company), listed below, operate in three functionally oriented segments of the building services industry -- Janitorial Divisions, Public Service Divisions and Technical Divisions.

JANITORIAL                   PUBLIC SERVICE               TECHNICAL
DIVISIONS                    DIVISIONS                    DIVISIONS
--------------------------------------------------------------------------------
ABM Janitorial Services      ABM Security Services        Amtech Elevator
Easterday Janitorial Supply  Ampco System Parking         Services
                                                          Amtech Engineering
                                                          Services
                                                          Amtech Lighting
                                                          Services
                                                          CommAir Mechanical
                                                          Services

    Additional information relating to the Company's three industry segments appears in Note 15 of Item 8, Financial Statements and Supplementary Data of this Form 10-K. The business activities of the Company's three industry segments and eight operating divisions, as they existed at October 31, 1995, are more fully described below.

JANITORIAL DIVISIONS

    The Janitorial Divisions provide janitorial cleaning services as well as janitorial supplies and equipment to their customers. Operating from 86 offices throughout the United States and Canada, this segment accounted for approximately 57%, 54% and 53% of the Company's revenues in the fiscal years ended October 31, 1993, 1994 and 1995, respectively.

         / / ABM JANITORIAL SERVICES provides a wide range of basic janitorial services for a variety of structures and organizations, including office buildings, industrial plants, banks, department stores, theaters, warehouses, educational and health institutions and airport terminals. Services provided by ABM Janitorial Services include floor cleaning and finishing, wall and window washing, furniture polishing, rug cleaning, dusting, and other building cleaning services. This Division maintains 80 offices in 33 states, the District of Columbia and two Canadian provinces and operates under thousands of individually negotiated building maintenance contracts, the majority of which are obtained by competitive bidding. Generally, profit margins on maintenance contracts tend to be inversely proportional to the size of the contract. Although many of the Division's maintenance contracts are fixed price agreements, others contain clauses under which the customer agrees to reimburse the Division for the full amount of wages, payroll taxes, insurance premiums and other expenses plus a profit percentage. The majority of the Division's contracts are for one-year periods, contain automatic renewal clauses and are subject to termination by either party upon 30 to 90 days written notice.

         / / EASTERDAY JANITORIAL SUPPLY markets janitorial supplies and equipment through six sales offices located in San Francisco, Los Angeles and Sacramento, California; Portland, Oregon; Reno, Nevada; and Houston, Texas. Aside from sales to ABM Janitorial Services, which, in 1995, accounted for approximately 32% of Easterday Janitorial Supply's total revenues (before intercompany eliminations), the principal customers for this division are industrial plants, schools, commercial buildings, industrial organizations, transportation terminals, theaters, hotels, retail stores, restaurants, military establishments and janitorial service companies. Among the products sold are paper products, disinfectants, floor cleaners, polishes, glass cleaners, waxes and cleaning equipment. The products sold include a number of nationally advertised brands and, in large part, are manufactured by others. This Division manufactures certain cleaning agents and waxes which it sells, but its manufacturing operations are not significant in relation to Easterday Janitorial Supply as a whole.

PUBLIC SERVICE DIVISIONS

    At October 31, 1995, operations of the Company's Public Service Divisions segment provided parking facility management services and commercial security and investigative services to their customers.

    The Public Service Divisions operated from 44 offices which were located throughout the United States. For the fiscal years ended October 31, 1993, 1994 and 1995, this segment accounted for approximately 16%, 20% and 21%, respectively, of the Company's revenues.

    The two Public Service Divisions are described below:

         / / ABM SECURITY SERVICES provides security guards and special investigative and security consulting services to a wide range of businesses in the major metropolitan areas of San Francisco, San Diego and Los Angeles, California; Houston, Dallas/Fort Worth, Austin and San Antonio, Texas; Chicago, Illinois; Phoenix, Arizona; Seattle, Washington; Portland, Oregon; New Orleans, Louisiana; Minneapolis, Minnesota; Kansas City, Missouri; and the District of Columbia. Much like ABM Janitorial Services, the majority of this Division's contracts are for one-year periods, contain automatic renewal clauses and are subject to termination by either party upon 30 to 90 days written notice.

         / / AMPCO SYSTEM PARKING operates approximately 1,425 parking lots and garages which are either leased from or managed for third parties. Ampco System Parking currently has parking facilities in 23 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Idaho, Indiana, Iowa, Kansas, Michigan, Missouri, Nebraska, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Texas, Utah, Washington and Wisconsin.

TECHNICAL DIVISIONS

    The Technical Divisions segment provides its customers with a wide range of elevator, engineering, lighting and mechanical services through its four divisions. The Company believes that the offering of such a wide range of services by an affiliated group provides its customers with an attractive alternative to obtaining the services of a larger number of unrelated individual contractors and/or subcontractors. A number of the Divisions' service contracts are for one to three years and are generally renewed after expiration. Installation contracts are either individually negotiated or obtained through competitive bidding. This segment's primary market consists of retail and commercial businesses with multiple locations scattered over wide geographic areas. Examples of such customers include high-rise office buildings, bank and savings and loan branch systems, shopping centers, restaurant chains, service stations, supermarkets and drug, convenience and discount store chains.

    The Technical Divisions operate from 47 offices located in Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Washington, Washington, D.C., Wisconsin and Mexico. For the fiscal years ended October 31, 1993, 1994 and 1995, this segment accounted for approximately 27%, 26% and 26%, respectively, of the Company's revenues.

    Operations of the four Technical Divisions during fiscal year 1995 are described below:

         / / AMTECH ELEVATOR SERVICES installs, maintains and repairs elevators and escalators in major metropolitan areas of California; Houston, Texas; Detroit, Michigan; Upper Marlboro, Maryland; Las Vegas, Nevada; Pennsauken, New Jersey; Atlanta, Georgia; Philadelphia, Pennsylvania; Denver, Colorado; Chicago, Illinois; Cincinnati, Ohio; and Washington, D.C. Amtech Elevator Services builds elevator units in Rosarito, Mexico, maintains fourteen offices and several parts warehouses and operates a fleet of radio-equipped service vehicles.

         / / AMTECH ENGINEERING SERVICES provides building owners and managers with staffs of on-site operating engineers to operate, maintain and repair electrical, mechanical, and plumbing systems within a facility. This service is primarily for high-rise office buildings, but customers also include schools, warehouses and factories. Amtech Engineering Services maintains five offices, two of which are in California and one each in Chicago, Illinois; Philadelphia, Pennsylvania; and Phoenix, Arizona.

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

         / / COMMAIR MECHANICAL SERVICES installs and services air conditioning, ventilation and heating equipment and provides energy management services to commercial, industrial and institutional facilities. CommAir Mechanical Services maintains eleven offices, ten of which are located in California, and one in Phoenix, Arizona.

TRADEMARKS

    The Company believes that it owns or is licensed to use all corporate names, trade names, trademarks, service marks, copyrights, patents and trade secrets which are material to the Company's operations.

COMPETITION

    The Company believes that each aspect of its business is highly competitive, and that such competition is based primarily on price and quality of service. The Company's competitors include a large number of regional and local companies located in major cities throughout the United States and Canada. While the majority of the Company's competitors in the janitorial and building maintenance business operate in a limited geographic area, the operating divisions of a few large, diversified companies compete with the Company on a national basis. In addition, a number of the Company's competitors do not operate under collective bargaining agreements. Generally, these nonunion competitors are able to operate with lower labor and employee benefit costs, thus permitting them to more aggressively compete on the basis of price in geographic areas where the Company has union operations.

MARKETING AND SALES

    The Company's marketing and sales efforts are conducted by its various divisions and regional offices. Sales, marketing and operations executives in each of the regional and some of the major branch offices participate directly in obtaining new customers and also service the existing ones. The broad geographic base of the Company's division, regional and branch offices enables the Company to provide a full range of facility services, which are available individually or as a part of the Company's multi-service marketing program.

    The Company has a broad customer base including airports, apartment complexes, city centers, colleges and universities, financial institutions, industrial plants, office buildings, retail stores, shopping centers and theme parks. The Company estimates that no customer accounted for more than 5% of its revenues during the fiscal year ended October 31, 1995.

EMPLOYEES

    The Company employs approximately 45,000 persons, of whom about 3,100 are in executive, managerial, administrative, professional, sales and clerical positions. The remaining employees perform air conditioning, elevator, engineering, janitorial, lighting, parking and security services. Approximately 18,400 employees are covered under collective bargaining agreements.

PRINCIPAL OFFICERS OF THE COMPANY

    The principal officers of the Company are as follows:

                                          PRINCIPAL OCCUPATIONS AND BUSINESS EXPERIENCE
NAME                              AGE     DURING PAST FIVE YEARS
------------------------------------------------------------------------------------------------------------
Sydney J. Rosenberg               81      Chairman of the Board; Chief Executive Officer from November 1991 to November 1994
William W. Steele                 59      Chief Executive Officer since November 1994; President since
                                          November 1991; Executive Vice President from April 1988 to October
                                          1991
Martinn H. Mandles                55      Executive Vice President since November 1991; Vice President from
                                          October 1972 to November 1991
J. E. Benton, III                 55      Senior Vice President, Office of the President, since July 1994;
                                          Vice President of the Company from November 1977 to July 1994
Sherrill F. Sipes, Jr.            60      Senior Vice President, Office of the President, since July 1994;
                                          Vice President from May 1968 to July 1994
William C. Banner                 61      Vice President of the Company, and President of the Security
                                          Services Division
Donna M. Dell                     47      Vice President and Director of Human Resources since July 1994;
                                          Vice President and Counsel, Wells Fargo Bank, from February 1990 to June 1994
John F. Egan                      59      Vice President of the Company, and President of the Janitorial
                                          Services Division
David H. Hebble                   60      Vice President and Chief Financial Officer
Harry H. Kahn                     52      Vice President, General Counsel and Secretary
Douglas B. Bowlus                 51      Treasurer
Hussain A. Khan                   59      Controller and Chief Accounting Officer since March 1993;
                                          Controller from March 1983 to March 1993

ITEM 2. PROPERTIES.

    The Company has sales, operations, warehouse and administrative facilities in over 200 locations throughout the United States, Canada and Mexico. Fifteen of these facilities are owned by the Company and the remainder are leased. At October 31, 1995, the real estate owned by the Company had an aggregate net book value of $4,619,000 and was located in: Phoenix, Arizona; San Francisco, Los Angeles and Fresno, California; Jacksonville and Tampa, Florida; Portland, Oregon; Houston and Austin, Texas; Seattle, Spokane and Tacoma, Washington; Winnipeg, Manitoba, Canada; and Rosarito Beach, Baja, Mexico.

    Rental payments under long and short-term lease agreements amounted to $87,349,000 for the fiscal year ended October 31, 1995. Of this amount, $50,922,000 in rental expense was attributable to Ampco System Parking Division for the public parking lots and garages that it manages and operates. The remaining rent expense was for equipment, vehicles, office and warehouse space.

ITEM 3. LEGAL PROCEEDINGS.

    Effective June 30, 1995 and July 20, 1995, respectively, the Company and all current and former officers and directors of the Company who participated in the proposed management led buyout of the Company and who were named defendants in the action entitled ACS FINANCIAL INC. ET AL V AMERICAN BUILDING MAINTENANCE INDUSTRIES, INC. ET AL and/or related cross actions (all of which action and cross-actions had been fully and finally settled as among the various parties on or about October 18, 1994) completed settlements with the Company and its Directors and Officers Liability Insurance carrier, respectively, for all claims for indemnification and expense reimbursement under the Company's existing by-laws, indemnification agreements and insurance policies. These settlements finally conclude all issues arising out of the above-referenced matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

MARKET INFORMATION AND DIVIDENDS

    The Company's common stock is listed on the New York Stock Exchange and Pacific Stock Exchange. The Company's credit agreement places certain limitations on dividend payments based on net income (see note 5 to the consolidated financial statements in item 8). The following table sets forth the high and low prices of the Company's common stock and quarterly cash dividends on common shares for the periods indicated:

                                                                        FISCAL QUARTER
                                                            --------------------------------------
                                                             FIRST     SECOND    THIRD     FOURTH     YEAR
------------------------------------------------------------------------------------------------------------
1994
Price range of common stock:
  High                                                      $19 1/4   $19       $23 5/8   $23
  Low                                                       $16 1/8   $17 1/8   $17 3/4   $19 7/8
Dividends per share                                         $ 0.125   $ 0.13    $ 0.13    $ 0.13    $ 0.515

1995
Price range of common stock:
  High                                                      $24 1/4   $24 1/8   $25       $27 5/8
  Low                                                       $20 1/4   $21 1/2   $22       $25 1/8
Dividends per share                                         $ 0.15    $ 0.15    $ 0.15    $ 0.15    $ 0.60
------------------------------------------------------------------------------------------------------------

At December 31, 1995, there were approximately 4,100 holders of the Company's common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below is derived from the Company's consolidated financial statements for each of the years in the five-year period ended October 31, 1995:

------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts and ratios)      1991       1992       1993       1994       1995
------------------------------------------------------------------------------------------------------------
OPERATIONS
Revenues and other income                              $ 745,721  $ 760,097  $ 773,312  $ 884,633  $ 965,381
------------------------------------------------------------------------------------------------------------
Expenses
Operating expenses and cost of goods sold                632,792    643,346    658,503    760,056    830,749
Selling, general and administrative                       91,230     94,273     92,403     96,059     99,521
Interest                                                   3,121      2,061      2,164      3,459      3,699
------------------------------------------------------------------------------------------------------------
                                                         727,143    739,680    753,070    859,574    933,969
------------------------------------------------------------------------------------------------------------
Income before income taxes                                18,578     20,417     20,242     25,059     31,412
Income taxes                                               7,478      8,425      7,596      9,890     13,193
------------------------------------------------------------------------------------------------------------
Net income                                             $  11,100  $  11,992  $  12,646  $  15,169  $  18,219
------------------------------------------------------------------------------------------------------------
Net income per common share                            $    1.36  $    1.43  $    1.45  $    1.65  $    1.85
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Common and common equivalent shares                        8,146      8,397      8,646      8,908      9,590

FINANCIAL STATISTICS
Dividends per common share                             $   0.473  $    0.49  $    0.50  $   0.515  $    0.60
Stockholders' equity per common share                  $   10.53  $   11.54  $   12.55  $   13.74  $   15.14
Working capital                                        $  62,905  $  76,484  $  76,613  $  90,165  $  95,627
Current ratio                                               1.79       2.00       1.85       1.91       1.84
Long-term debt                                         $   9,477  $  15,435  $  20,937  $  25,254  $  22,575
Redeemable cumulative preferred stock                  $      --  $      --  $   6,400  $   6,400  $   6,400
Stockholders' equity                                   $  86,938  $  98,209  $ 110,188  $ 124,331  $ 141,786
Total assets                                           $ 209,036  $ 223,724  $ 268,140  $ 299,470  $ 334,973
Property, plant and equipment -- net                   $  15,595  $  15,009  $  17,043  $  19,819  $  22,647
Capital expenditures                                   $   5,647  $   5,225  $   6,187  $   8,539  $  10,225
Depreciation and amortization                          $   6,970  $   6,634  $   7,158  $   9,300  $  11,527
Accounts receivable -- net                             $ 110,472  $ 120,885  $ 127,908  $ 140,788  $ 158,075
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

    All share and per share amounts have been restated to retroactively reflect the two-for-one stock split in 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

    Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. Prior to September 22, 1994, the Company had short-term and long-term lines of credit totaling $33,000,000. These lines were canceled as of September 22, 1994, in conjunction with the signing of a new unsecured revolving credit agreement with a syndicate of U.S. banks. This agreement has a $125 million line of credit expiring September 22, 1998, which at the Company's option, may be extended one year. The credit facility provides, at the Company's option, interest at the prime rate or IBOR+.45%. As of October 31, 1995, the total amount outstanding was approximately $93 million which was comprised of loans in the amount of $21 million and standby letters of credit of $72 million. The interest rate at October 31, 1995 was 7.8 %. This agreement requires the Company to meet certain financial ratios and places some limitations on dividend payments and outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year.

    In connection with the acquisition of System Parking on September 1, 1993, the Company assumed a note payable in the amount of $3,818,000. Interest on this note is payable at an annual rate of 9.35%, with principal amounts of $636,000 due annually through October 1, 1998. At October 31, 1995, the balance remaining on this note was $1,909,000.

    Operating activities in 1994 generated a cash flow of $21.9 million compared to $13.8 million in 1995. At October 31, 1994, working capital was $90.2 million, as compared to $95.6 million at October 31, 1995.

    Cost of acquisitions during the fiscal years ended October 31, 1993, 1994 and 1995 (hereinafter referred to as 1993, 1994 and 1995, respectively), including payments pursuant to contractual arrangements involved in prior acquisitions, were approximately $24.1 million, $7.1 million and $12.5 million, respectively. Capital expenditures, including assets acquired for cash through acquisitions, during 1993, 1994, and 1995 were $6.2 million, $8.5 million, and $10.2 million, respectively. Cash dividends paid to stockholders of common and redeemable preferred stock were approximately $4.4 million in 1993, $5.1 million in 1994 and $6.1 million in 1995.

ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. It also applies to transactions in which a company issues equity to acquire goods or services from non-employees. The statement defines a fair value based method of accounting for an employee stock option plan and encourages all entities to adopt this method. The statement also, however, allows an entity the option to continue to measure compensation cost for those plans using the intrinsic value based method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), but then requires the entity to adopt the positions of SFAS 123 through pro forma disclosures.

    Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, expected dividends, and the risk-free interest rate over the expected life of the option. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. As ABM's stock option plans have historically issued options at the market value of the stock on the date of the grant, no compensation cost has been recognized in accordance with APB 25. The Company will continue to account for its stock option issuances under the provisions of APB 25 and will make the required pro forma disclosures as prescribed by SFAS
123. The Company plans to implement this statement as required in its fiscal year beginning November 1, 1996.

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

ACQUISITIONS

    The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The following acquisitions made during the fiscal year 1995 accounted for approximately $17.1 million in revenues and had an impact of approximately $0.08 on earnings per share:

    Effective November 1, 1994, the Company's ABM Janitorial Services Division acquired substantially all of the maintenance services contracts from Quality Building Maintenance, Inc. of Seattle. This acquisition added approximately $3.4 million in annual revenues during the fiscal year 1995 to the Division's Northwest Region in Seattle.

    The South Central Region of ABM Janitorial Services Division acquired the janitorial business of Consolidated Chemical of Tyler, Texas on January 1, 1995, and this acquisition added approximately $800,000 in revenues during the fiscal year 1995.

    As of January 1, 1995, the Company's Ampco System Parking Division acquired the parking operations of Pansini Corporation. The parking contracts obtained as a result of this acquisition added approximately 100 facilities in California and Hawaii and approximately $8.5 million in revenues during the fiscal year 1995.

    On July 1, 1995, the Company's ABM Janitorial Services Division acquired the janitorial operations of United Cleaning Specialists Corp. in Atlanta, Georgia. For the fiscal year 1995, this acquisition contributed approximately $3.7 million in revenues to the Division's Southeast Region. United Cleaning Specialists operated in Alabama, Florida, Georgia, North and South Carolina, Tennessee and Virginia.

    On September 1, 1995, the Company's ABM Janitorial Services Division acquired the janitorial operations of Allied Janitorial Service Company of Spokane, Washington that operated in Eastern Washington and Idaho. This acquisition added approximately $700,000 to the revenues of this Division's Northwest Region for the two months ended October 31, 1995.

RESULTS OF OPERATIONS

COMPARISON OF 1995 TO 1994

    The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. All information in the discussion and references to the years are based on the Company's fiscal year which ends on October 31.

    The Company reported record revenues and earnings for 1995. Revenues and other income (hereinafter called "revenues") were $965 million in 1995, up $80 million or 9%, from the prior year revenues of $885 million. The 9% increase in revenues in 1995 over 1994 was attributable to volume and price increases as well as revenues generated from acquisitions. All eight divisions of the Company reported revenue growth in 1995 except the Amtech Elevator Services Division, and all divisions posted increased operating profits (revenues minus total expenses) for 1995. Net income for 1995 was $18.2 million, a 20% increase, compared to $15.2 million in 1994. As a percentage of revenues, operating expenses and cost of goods sold were 85.9% in 1994 and 86.1% in 1995. Consequently, as a percentage of revenues, gross profit (revenues minus operating expenses and cost of goods sold) was 13.9% in 1995 as compared to 14.1% in 1994. The principal factors that contributed to the slight decline of gross profit percentage were competitive market conditions and pricing pressures experienced by several of the Company's divisions, as well as the impact from certain larger Ampco System Parking Division contracts which had lower gross profit percentages. However, the dollar amount of the Company's gross profit increased resulting from higher revenues more than offset the impact of a lower gross profit percentage in 1995. The total insurance expense included in operating expenses and cost of goods sold increased 2% to $46 million in 1995 from $45 million in 1994. The increase in insurance expense was proportionately less than the 9% increase in revenue growth in 1995 over 1994. With the Company's continued emphasis on safety programs, management expects the insurance costs to increase at a modest rate in relation to the revenue growth.

    Selling, general and administrative expenses were $99.5 million in 1995, up $3.4 million, or 4% from $96.1 million in 1994. As a percentage of revenues, these expenses were down to 10% in 1995 from 11% in 1994. The selling, general and administrative expenses decline as a percentage of revenues reflects the Company's continued efforts to contain costs in this area. This percentage decline in selling, general and administrative expenses was partially offset by an increase in profit sharing expense.

    Higher debt levels during 1995 caused the interest expense in 1995 to be $3.7 million as compared with $3.5 million in 1994, an increase of $200,000, or 6%. The increase in interest expense was due to higher average bank borrowings in 1995 primarily necessitated by acquisitions and interest assessed on fully accrued state and federal income taxes.

    The income tax provisions for the fiscal years 1995 and 1994 were based on annual effective rates of 42.0% and 39.5%, respectively. The annual effective rate for 1995 is higher than 1994 primarily due to the unavailability of certain tax credits in 1995 that were previously available and also due to the increase in nondeductible expenses.

    Net income for 1995 was $18.2 million, an increase of 20%, compared to the prior years net income of $15.2 million. As a result of the exercise of stock options and purchases made by employees under the Company's Employee Stock Purchase Plan, the number of common and common equivalent shares increased from 8,908,000 shares in 1994 to 9,590,000 shares in 1995, an increase of approximately 8%. The resultant earnings per share increased 12% to $1.85 for 1995 compared to $1.65 in 1994. Earnings per share calculations include the effects of a preferred stock dividend deduction of $512,000 for 1994 and 1995.

    The results of operations from the Company's three industry segments and its operating divisions for 1995 as compared to 1994 are more fully described below:

    Revenues for the Janitorial Divisions segment in 1995 were $512 million, an increase of $30 million, or 6% over 1994, while its operating profits increased by 10% over 1994. The Janitorial Divisions segment, which includes ABM Janitorial Services and Easterday Janitorial Supply, accounted for approximately 53% of the Company's consolidated revenues for 1995. Revenues of ABM Janitorial Services increased by 6% in 1995 as compared to 1994 as a result of acquisitions and internal growth by all of its regions except its Southwest and Canadian Regions. As a result of the revenue increase, ABM Janitorial Services' operating profits increased 10% in 1995 compared to 1994. Labor and labor related expenses and other direct costs were slightly higher for the fiscal year 1995 over the prior year primarily due to start-up expenses associated with new contracts as well as acquisitions. This Division's operating expenses (indirect, selling and administrative expenses excluding costs of goods sold) were in line with its revenue growth. Easterday Janitorial Supply's revenues for 1995 were up approximately 9% compared to 1994 generally due to revenue increases in Northern California from obtaining several large customers. An increase of 11% in operating profits was a result of a larger sales volume as well as the Supply Division's efforts to control its selling, general and administrative expenses, which were partially offset by lower margins resulting from increased material costs.

    Revenues from the Public Service Divisions segment for 1995 were $206 million, an increase of 18% over 1994. Public Service Divisions accounted for approximately 21% of the Company's consolidated revenues in 1995. The operating profits of this segment were up by 30% per the discussion that follows of its ABM Security Services ("Security") and Ampco System Parking ("Parking") Divisions. Security reported an increase in revenues of 22% in 1995 compared to 1994 and its profits increased by 10%, primarily due to obtaining new customers. This Division was also successful in securing several large contracts, especially in the San Francisco Bay Area. The gross profit amount increased as a result of higher revenues; however, the gross profit percentage declined as the Security Division had to bid for contracts at lower margins in order to be competitive. The Company's Parking Division revenues increased by 17% while its profits increased by 50% in 1995 over 1994. The increase in revenues is primarily due to the January 1995 acquisition of a parking business based in Northern California with operations in California and Hawaii, and also from obtaining contracts to manage parking operations at several major U.S. airports. Several factors contributed to the increase in operating profits: the acquisitions of the parking business discussed above; improved business condition in its Southern California region which was partially offset by loss of a few large contracts in its Northeast Region; and income derived from its expanded airport operations.

    The Technical Divisions segment through its four divisions reported revenues of $248 million, which represent approximately 26% of the Company's consolidated revenues for 1995, and an increase of approximately 8% over last year. Profits of the Technical Divisions were up 36% compared to 1994. The Amtech Engineering Services Division's revenues increased by 22% and reported a 45% increase in operating profits for 1995 compared to 1994. Revenues increased generally from the start-up of the Midwest and Northeast Regions and obtaining several new contracts. Operating profits increased from new business and the reduction in insurance and other direct expenses, as well as containing its selling, general and administrative expenses. Revenues for Amtech Elevator Services Division were down by 10% for 1995 from 1994, principally due to phasing out its new construction market and a slow-down caused by the Mexican economy. However, this Division increased its operating profits by 55% in 1995 over the prior year. The improved operating results are due to a fundamental change in management's strategy to emphasize services related to maintenance and repair business; this change enabled Amtech Elevator Services to improve its gross profits. Additionally, this Division's reduction of its selling, general and administrative expenses was partially offset by currency translation losses arising from its Mexican subsidiary. Amtech Lighting Services Division's revenues were up 23% largely due to increased sales volume posted by the majority of its branches through obtaining additional time and material contracts, supplemented by increased business from its nationwide customers. Operating profits increased by 18% during 1995, primarily due to increased sales volume and efficiencies realized in the selling, general and administrative areas, particularly in payroll, travel and other office expenses. The CommAir Mechanical Services Division's revenues and operating profits for 1995 increased by 9% and 37%, respectively. The revenue increase was primarily due to increased level of construction and installation contracts. Although the margins on some job categories decreased, this Division's successful efforts in increasing its revenues, coupled with management's efforts to reduce overhead expenses, more than offset the decrease in margins.

COMPARISON OF 1994 TO 1993

    Revenues and other income rose to $885 million in 1994, up $112 million, or 14%, from $773 million in 1993. The 14% increase in revenues in 1994 over 1993 was attributable to volume and price increases as well as revenues generated from acquisitions. Net income for 1994 was $15.2 million, a 21% increase compared to $12.6 million in 1993. Earnings per share increased 14% to $1.65 in 1994 from $1.45 in 1993. Operating expenses and cost of goods sold expressed as a percentage of revenues were 85.2% in 1993 and 85.9% in 1994. The increase in operating expenses and cost of goods sold from $659 million in 1993 to $760 million in 1994 was $101 million, or 15%. As a result of this increase, the Company's gross profit percentage declined although the gross profit amount for 1994 exceeded 1993's gross profit by approximately $9.8 million. The gross profit amount increase resulting from higher revenues more than offset the impact of a lower gross profit percentage in 1994. The gross profit percentage was unfavorably impacted by intense competition and pricing pressures experienced by some of the operating divisions of the Company, as well as the impact from certain larger Ampco System Parking Division contracts whose gross profit percentage is much lower. The Company's total insurance expense increased 7% to $45 million in 1994 from $42.1 million in 1993. The increase in insurance expense was lower than the 14% revenue growth in 1994 over 1993. The Company's safety program impacted the frequency and severity of workers' compensation claims which led to a reduction in claims expense. This expense decrease was more than offset by an escalating dollar value of liability claims, leading to the overall increase in insurance expense.

    Selling, general and administrative expenses were $96.1 million in 1994, up $3.7 million, or 4% from $92.4 million in 1993. As a percentage of revenues, these expenses were down to 11% in 1994 from 12% in 1993. Management was successful in attaining its cost containment goals as revenues grew 14% while selling, general and administrative expense growth was only 4%.

    Higher debt levels during 1994 caused the interest expense in 1994 to be $3.5 million as compared with $2.2 million in 1993, an increase of $1.3 million, or 59%. The increase in bank borrowing was necessitated primarily by acquisitions.

    The effective income tax rates for 1994 and 1993 were 39.5% and 37.5%, respectively. The effective income tax rate for 1994 would be comparable to 1993 after taking into account the decrease in income tax expenses for 1993 of $540,000 arising from the effect of the Omnibus Budget Reconciliation Act of 1993's federal income tax rate change on the Company's deferred taxes as calculated under Statement of Financial Accounting Standards No. 109.

    The Company's pre-tax income in 1994 was $25.1 million, an increase of 24%, compared to $20.2 million in 1993. The growth in pre-tax income outpaced the revenue growth in 1994 due primarily to benefits arising from the realization of certain operating consolidation economies from recent acquisitions and, in part, due to lower selling, general and administrative expenses resulting from cost containment programs.

    The results of operations from the Company's three industry segments and its operating divisions for 1994 as compared to 1993 are more fully described below:

    Revenues for the Janitorial Divisions segment in 1994 were $482 million, an increase of $39 million, or 9% over 1993, while its operating profits increased by 13% over 1993. The Janitorial Divisions segment accounted for approximately 54% of the Company's consolidated revenues for 1994. Revenue of ABM Janitorial Services increased by 9% in 1994 as compared to 1993 primarily as a result of acquisitions and, to a lesser extent, revenue increases from internal growth by this Division's Northeast, Northwest and Southeast Regions. As a result of the revenue increase, ABM Janitorial Services' operating profits increased 13% in 1994 compared to 1993. Continued decreases in labor and labor-related expenses contributed to an improvement in gross profit for this Division in 1994 over the prior year. The Division's selling, general and administrative expenses were in line with its revenue growth. Easterday Janitorial Supply's revenues for 1994 were up approximately 9% compared to 1993 generally due to revenue increases in Northern California from obtaining several large customers. In 1994, compared to 1993, an increase of 12% in operating profits was attained even with a lower than expected gross profit percentage as a result of higher sales volume and a reduction in selling, general and administrative expenses.

    Revenues from the Public Service Divisions segment for 1994 were $174 million, a 44% increase over 1993. The Company's Public Service Divisions accounted for approximately 20% of the Company's consolidated revenues. The operating profits of these Divisions were up by 35% principally due to acquisitions and new contracts obtained by Ampco System Parking. ABM Security Services reported a slight decrease in revenues from loss of certain large accounts and its profits increased by 8% in 1994 compared to 1993. The increase in operating income in 1994 as compared to 1993 was due to a decrease in direct labor and related expenses and a decrease in selling, general and administrative expenses which resulted from this Division's cost cutting measures. Ampco System Parking's revenues increased by 93% and its profits increased by 78% in 1994 over 1993. The increases in revenues and operating profits were primarily due to the acquisition of System Parking and from obtaining contracts to manage parking operations at several major airports in the U.S., including Los Angeles, California; Honolulu, Hawaii; Cedar Rapids, Iowa; Newark, New Jersey and Buffalo, New York, among others.

    The Technical Divisions segment reported revenues of $229 million, which represent approximately 26% of the Company's consolidated revenues for 1994, an increase of approximately 9% over last year. Profit of the Technical Divisions increased 19% compared to 1993. Amtech Engineering Services reported increased revenues of 12% and a 45% increase in operating profits for 1994 compared to 1993. Revenue increases generally were recorded by all its regions due to geographic expansion and penetration into new markets. The increase in operating profits continues to result from increased volume, reductions in payroll related costs including insurance expense and containment of selling, general and administrative expenses. Revenues for Amtech Elevator Services were up by 8% for 1994 over 1993 principally due to increases in its service, repair and installation lines of business, as well as an improved performance by its Mexican subsidiary. Amtech Elevator's operating profits for 1994 compared to 1993 were up by 45% due to a combination of increased revenues, improved gross profits and containment of selling, general and administrative expenses. Amtech Lighting Services' revenues were up 10% largely due to an expanded contract base from existing customers, as well as obtaining a large one-time energy saving retrofit contract. Operating profits decreased by 3% during 1994 primarily due to start-up administrative expenses and lower than expected gross margins associated with the opening of three new branches. CommAir Mechanical Services' revenues for 1994 were 5% above 1993, primarily due to construction revenues which more than offset the decline in service maintenance revenues. Operating profits of this Division were up 15% largely due to the start and completion of a large installation contract during the fourth quarter of 1994 and a reduction in selling, general and administrative expenses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
ABM Industries Incorporated:

    We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 1994 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 1994 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

San Francisco, California
December 15, 1995

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------

OCTOBER 31                                                                               1994       1995
(in thousands of dollars except share amounts)
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                              $   7,368  $   1,840
Accounts receivable (less allowances of $3,067 and $3,755)                               140,788    158,075
Inventories                                                                               17,420     19,389
Deferred income taxes                                                                     11,638     11,429
Prepaid expenses and other current assets                                                 12,228     19,134
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                                 189,442    209,867
Investments and long-term receivables                                                      6,841      5,988
Property, plant and equipment -- at cost                                                  56,902     61,648
Less accumulated depreciation and amortization                                           (37,083)   (39,001)
-----------------------------------------------------------------------------------------------------------
  Property, plant and equipment -- net                                                    19,819     22,647
Intangible assets (less accumulated amortization of $15,095 and $19,688)                  61,373     69,279
Deferred income taxes                                                                     14,982     18,745
Other assets                                                                               7,013      8,447
-----------------------------------------------------------------------------------------------------------
                                                                                       $ 299,470  $ 334,973
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
LIABILITIES
Current portion of long-term debt                                                      $     683  $     679
Bank overdraft                                                                                --      5,361
Trade accounts payable                                                                    26,187     25,453
Income taxes payable                                                                       1,961      2,270
Accrued liabilities:
  Compensation                                                                            19,807     25,595
  Taxes -- other than income                                                               8,693     10,725
  Insurance claims                                                                        27,185     27,532
  Other                                                                                   14,761     16,625
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                             99,277    114,240
Long-term debt                                                                            25,254     22,575
Retirement plans                                                                           5,978      7,627
Insurance claims                                                                          38,230     42,345
Commitments and contingencies
Series B 8% Senior redeemable cumulative preferred stock                                   6,400      6,400
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized; none issued                       --         --
Common stock, $.01 par value; 12,000,000 shares authorized: 9,049,000 and
  9,366,000 shares issued and outstanding in 1994 and 1995, respectively                      90         94
Additional capital                                                                        35,334     40,627
Retained earnings                                                                         88,907    101,065
-----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                           124,331    141,786
-----------------------------------------------------------------------------------------------------------
                                                                                       $ 299,470  $ 334,973
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------

YEARS ENDED OCTOBER 31                                                        1993       1994       1995
(in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                                                   $ 773,312  $ 884,633  $ 965,381
-----------------------------------------------------------------------------------------------------------
EXPENSES
Operating expenses and cost of goods sold                                     658,503    760,056    830,749
Selling, general and administrative                                            92,403     96,059     99,521
Interest                                                                        2,164      3,459      3,699
-----------------------------------------------------------------------------------------------------------
                                                                              753,070    859,574    933,969
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                     20,242     25,059     31,412
Income taxes                                                                    7,596      9,890     13,193
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $  12,646  $  15,169  $  18,219
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                                                 $    1.45  $    1.65  $    1.85
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
COMMON AND COMMON EQUIVALENT SHARES                                             8,646      8,908      9,590
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------
                                                                         COMMON STOCK
YEARS ENDED OCTOBER 31, 1993, 1994 AND 1995                       --------------------------  ADDITIONAL    RETAINED
(in thousands, except per share amounts)                            SHARES        AMOUNT        CAPITAL     EARNINGS
---------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1992                                               8,514     $      85     $  27,488   $  70,636
  Net income                                                                                                  12,646
  Dividends:
    Common stock at $0.50 per share                                                                           (4,339)
    Preferred stock at $13.56 per share                                                                          (87)
  Stock issued under employees' stock purchase and option plans          264             3         3,756
---------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1993                                               8,778            88        31,244      78,856
  Net income                                                                                                  15,169
  Dividends:
    Common stock at $0.515 per share                                                                          (4,606)
    Preferred stock at $80.00 per share                                                                         (512)
  Stock issued under employees' stock purchase and option plans          271             2         4,090
---------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1994                                               9,049            90        35,334      88,907
  Net income                                                                                                  18,219
  Dividends:
    Common stock at $0.60 per share                                                                           (5,549)
    Preferred stock at $80.00 per share                                                                         (512)
  Stock issued under employees' stock purchase and option plans          317             4         5,293
---------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1995                                               9,366     $      94     $  40,627   $ 101,065
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------

YEARS ENDED OCTOBER 31                                                      1993       1994        1995
(in thousands of dollars)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                              $ 766,610  $ 868,041  $  944,570
Other operating cash receipts                                                 2,334      1,638       1,931
Interest received                                                               634        505         489
Cash paid to suppliers and employees                                       (739,819)  (830,861)   (912,617)
Interest paid                                                                (2,689)    (3,982)     (4,096)
Income taxes paid                                                            (9,825)   (13,485)    (16,438)
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    17,245     21,856      13,839
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                   (6,187)    (8,539)    (10,225)
Proceeds from sale of assets                                                    320        162         590
Decrease in investments and long-term receivables                             1,071        288         853
Intangible assets acquired                                                  (17,694)    (7,148)    (12,499)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (22,490)   (15,237)    (21,281)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued                                                           3,759      4,092       5,297
Dividends paid                                                               (4,426)    (5,118)     (6,061)
Increase (decrease) in bank overdraft                                         4,231     (4,231)      5,361
Decrease in notes payable                                                    (1,301)        --          (4)
Long-term borrowings                                                         15,000     50,000      89,000
Repayments of long-term borrowings                                          (12,695)   (45,682)    (91,679)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                           4,568       (939)      1,914
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                           (677)     5,680      (5,528)
Cash and cash equivalents beginning of year                                   2,365      1,688       7,368
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF YEAR                                     $   1,688  $   7,368  $    1,840
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
Net income                                                                $  12,646  $  15,169  $   18,219
ADJUSTMENTS:
Depreciation and amortization                                                 7,158      9,300      11,527
Provision for bad debts                                                       2,187      1,915       1,536
Gain on sale of assets                                                         (147)      (141)       (127)
Deferred income taxes                                                        (4,256)    (2,353)     (3,554)
Increase in accounts receivable                                              (3,767)   (14,793)    (18,823)
Increase in inventories                                                      (2,486)    (1,132)     (1,969)
Increase in prepaid expenses and other current assets                        (2,707)    (2,139)     (6,906)
Increase in other assets                                                     (1,055)    (1,070)     (1,434)
Increase (decrease) in income taxes payable                                   2,027     (1,242)        309
Increase in retirement plans accrual                                            926      1,404       1,649
Increase in insurance claims liability                                        4,948      4,086       4,462
Increase in trade accounts payable and other accrued liabilities              1,771     12,852       8,950
----------------------------------------------------------------------------------------------------------
    Total adjustments to net income                                           4,599      6,687      (4,380)
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $  17,245  $  21,856  $   13,839
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

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

    ACCOUNTS RECEIVABLE: The Company's accounts receivable are principally trade receivables arising from services provided to its customers and are generally due and payable on terms varying from the receipt of invoice to net thirty days. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk.

    INVENTORIES: Inventories are valued at amounts approximating the lower of cost (first-in, first-out basis) or market.

    PROPERTY, PLANT AND EQUIPMENT: Major renewals, replacements and betterments are capitalized at cost. At the time property, plant and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Maintenance and repairs are charged against income.

    Depreciation is calculated principally on the straight-line method. Lives used in computing depreciation for transportation equipment average 3 to 5 years and 2 to 20 years for machinery and other equipment. Buildings are depreciated over periods of 20 to 40 years. Leasehold improvements are amortized over the terms of the respective leases.

    AMORTIZATION OF INTANGIBLE ASSETS: Intangible assets consist of goodwill, customer lists and noncompete agreements. Goodwill, which represents the excess of cost over fair value of assets of businesses acquired, is amortized on a straight-line basis over periods not exceeding 40 years. It is the Company's policy to carry goodwill applicable to acquisitions prior to 1971 of $1,094,000 at cost until such time as there may be evidence of diminution in value. Customer lists and noncompete agreements are amortized over the estimated period to be benefited, generally from 5 to 15 years. The Company annually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit. Impairment would be recognized in operating results if a permanent diminution in value were to occur.

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

    REVENUE RECOGNITION: Revenues are recorded at the time services are performed or when products are shipped except for long-term contracts that are recorded on the percentage-of-completion method. The percentage-of-completion method is used by both the Amtech Elevator Services and CommAir Mechanical Services Divisions of the Technical Divisions segment for their long-term contracts. Revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Revenues and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified.

    NET INCOME PER COMMON SHARE: Net income per common share and common equivalent share (principally outstanding stock options), after the reduction for preferred stock dividends in the amount of $87,000 in 1993 and $512,000 in 1994 and 1995, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as shown.

    STATEMENTS OF CASH FLOWS: For purposes of the comparative statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

2. INSURANCE

    Certain insurable risks such as general liability, property damage and workers' compensation are self-insured by the Company. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company's self-insurance program are recorded on a claim-incurred basis. Under this program, the estimated liability for claims incurred but unpaid at October 31, 1994 and 1995 was $65,415,000 and $69,877,000, respectively. In connection with certain self-insurance agreements, the Company has standby letters of credit at October 31, 1995 supporting the estimated unpaid liability in the amounts of $71,895,000.

3. INVENTORIES

    The inventories at October 31, consisted of the following:

-------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               1994     1995
-------------------------------------------------------------------------------------------------------
Janitorial supplies and equipment held for sale                                        $ 3,278  $ 3,301
Parts and materials                                                                     12,683   14,444
Work in process                                                                          1,459    1,644
-------------------------------------------------------------------------------------------------------
                                                                                       $17,420  $19,389
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at October 31, consisted of the following:

-------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               1994     1995
-------------------------------------------------------------------------------------------------------
Land                                                                                   $ 1,901  $ 1,718
Buildings                                                                                4,162    4,647
Transportation equipment                                                                 8,599    9,825
Machinery and other equipment                                                           33,187   37,076
Leasehold improvements                                                                   9,053    8,382
-------------------------------------------------------------------------------------------------------
                                                                                       $56,902  $61,648
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

5. LONG-TERM DEBT AND CREDIT AGREEMENT

    Prior to September 22, 1994, the Company had a $20,000,000 credit agreement with a major U.S. bank. In conjunction with the negotiation of the new credit facility described below, this line was terminated. On September 22, 1994, the Company signed a new $100,000,000 credit agreement with a syndicate of U.S. banks. This agreement expires September 22, 1998, and at the Company's option, may be extended one year. This agreement was amended effective May 1, 1995 to increase the amount available to $125,000,000. The unsecured revolving credit facility provides, at the Company's option, interest at the prime rate or IBOR+.45%. The facility calls for a commitment fee payable quarterly, in arrears, of .15% based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued in conjunction with the Company's self-insurance program plus cash borrowings are considered to be outstanding amounts. As of October 31, 1995, the total outstanding amount under this facility was $93,255,000 comprised of $21 million in loans and $72,255,000 in standby letters of credit. The interest rate at October 31, 1995 was 7.8%. The Company is required, under this agreement, to maintain financial ratios and places certain limitations on dividend payments. The Company is prohibited from paying cash dividends exceeding 50% of its net income for any fiscal year.

    In connection with the Company's acquisition of System Parking, $3,818,000 of 9.35% fixed rate fully amortizing debt with a major insurance company was assumed. Terms call for monthly interest payments and equal annual principal payments. The loan matures October 1, 1998.

    The long-term debt of $22,575,000 matures in the years ending October 31 as follows: $679,000 in 1997; $21,679,000 in 1998; $43,000 in 1999; $43,000 in
2000; and $131,000 in subsequent years.

    Long-term debt at October 31, is summarized as follows:

-------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               1994     1995
-------------------------------------------------------------------------------------------------------
Note payable to bank                                                                   $23,000  $21,000
Note payable to insurance company                                                        2,545    1,909
Notes payable, contracts and annuities payable with interest rates from 8% to 8.75%
 payable through 2001                                                                      392      345
-------------------------------------------------------------------------------------------------------
                                                                                        25,937   23,254
Less current portion                                                                       683      679
-------------------------------------------------------------------------------------------------------
                                                                                       $25,254  $22,575
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

6. EMPLOYEE BENEFIT PLANS

(A) RETIREMENT AGREEMENTS

    The Company has unfunded retirement agreements for 27 current and former senior executives, all of which are fully vested. The agreements provide for annual benefits for ten years commencing with the respective retirement dates of those executives. The benefits are being accrued over the period the senior executives are expected to be employed by the Company. During 1993, 1994 and 1995, amounts accrued under these agreements were $301,000, $178,000 and $307,000, respectively. Payments were made in 1993, 1994 and 1995 in the amounts of $150,000, $112,000 and $112,000, respectively.

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

    The Company provided for profit sharing contributions of $417,000, $385,000 and $920,000 for 1993, 1994 and 1995, respectively. The Company's matching contributions required by the employee savings plan for 1993, 1994 and 1995 were approximately $567,000, $500,000 and $602,000, respectively.

(C) SERVICE AWARD BENEFIT PLAN

    The Company established an unfunded service award benefit plan effective November 1, 1989, with a retroactive vesting period of five years. This plan is a "severance pay plan" as defined by the Employee Retirement Income Security Act (ERISA) and covers all highly compensated nonmanual employees excluded from the Profit Sharing and Employee Savings Plan discussed above. The plan provides participants, upon termination, with a guaranteed seven days pay for each year of employment subsequent to November 1, 1989. The Company, at its discretion, may also award additional days each year.
    Net cost of the plan is comprised of:

----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               1993     1994     1995
----------------------------------------------------------------------------------------------------------------
Service cost                                                                           $   380  $   324  $   352
Interest                                                                                    91      108      139
----------------------------------------------------------------------------------------------------------------
Net cost                                                                               $   471  $   432  $   491
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Actuarial present value of:
  Vested benefit obligation                                                            $ 1,053  $ 1,436  $ 1,863
  Accumulated benefit obligation                                                       $ 1,164  $ 1,523  $ 1,949
  Projected benefit obligation                                                         $ 1,833  $ 1,970  $ 2,470
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

    Assumptions used in accounting for the plan as of October 31, were:

----------------------------------------------------------------------------------------------------------------
                                                                                        1993     1994     1995
----------------------------------------------------------------------------------------------------------------
Weighted average discount rate                                                              7%       7%       7%
Rates of increase in compensation level                                                     6%       5%       5%

----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

(D) PENSION PLAN UNDER COLLECTIVE BARGAINING

    Certain employees of the Company are covered under union-sponsored collectively bargained multi-employer defined benefit plans. Contributions for these plans were approximately $8,600,000, $10,800,000 and $10,100,000 in 1993,
1994 and 1995, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

7. LEASE COMMITMENTS AND RENTAL EXPENSE

    The Company is obligated under noncancelable operating leases for various facilities and equipment. Assets held under these leases consist of offices, warehouses, vehicles and parking facilities.

    As of October 31, 1995, future minimum lease commitments under noncancelable operating leases are as follows:

---------------------------------------------------------------
Years ending (in thousands of dollars)
---------------------------------------------------------------
1996                                                  $  58,367
1997                                                     52,353
1998                                                     29,150
1999                                                     13,740
2000                                                      6,525
Thereafter                                                8,498
---------------------------------------------------------------
Total minimum lease commitments                       $ 168,633
---------------------------------------------------------------
---------------------------------------------------------------

    Rental expense for the years ended October 31, is summarized as follows:

------------------------------------------------------------------
(in thousands of dollars)            1993       1994       1995
------------------------------------------------------------------
Minimum rentals under
 noncancelable leases              $  26,565  $  36,724  $  47,114
Contingent rentals                     9,648     17,398     16,400
Short-term rental agreements           5,792     20,855     23,835
------------------------------------------------------------------
                                   $  42,005  $  74,977  $  87,349
------------------------------------------------------------------
------------------------------------------------------------------

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

9. REDEEMABLE CUMULATIVE PREFERRED STOCK

    On June 23, 1993, the Company authorized 6,400 shares of preferred stock having a par value of $0.01 per share. These shares designated as Series B 8% Senior Redeemable Cumulative Preferred Stock (Series B Preferred Stock) shall be entitled to one vote per share on all matters upon which common stockholders are entitled to vote and have a redemption price of $1,000 per share, together with accrued and unpaid dividends thereon. Redemption of the Series B Preferred Stock is at the option of the holders for any or all of the outstanding shares after September 1, 1998 or at the option of the Company after September 1, 2002. The total redemption value of the shares outstanding at October 31 in an amount of $6,400,000 is classified on the Company's balance sheet as redeemable cumulative preferred stock. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series B Preferred

Stock shall be paid the redemption price plus all accrued dividends to the date of liquidation, dissolution or winding up of affairs before any payment to other stockholders.
    On September 1, 1993, the Company issued 6,400 shares of its Series B Preferred Stock in conjunction with the acquisition of System Parking. The acquisition agreement provided that one-half, or 3,200 shares, of the Series B Preferred Stock be placed in escrow and will be released upon certain annual earnout requirements.

    Dividends of $128,000 are due and payable each quarter and are deducted from net income in determining net income per common share.

10. CAPITAL STOCK

In 1984, the Company adopted an executive stock option plan whereby 340,000 shares were reserved for grant. As amended December 20, 1994, options which have been granted at fair market value are 50% exercisable when the option holders reach their 61st birthday and the remaining 50% will vest on their 64th birthday. To the extent vested, the options may be exercised at any time prior to one year after termination of employment. Options which terminate without being exercised may be reissued. At October 31, 1995, 19,500 options were exercisable and 500 options remained available for grant.

    Transactions under this plan are summarized as follows:

---------------------------------------------------------------
                                   Number of
                                 Shares under    Option Price
                                    Option         per Share
---------------------------------------------------------------
Balance October 31, 1992             238,000    $11.44 - $17.44
Options exercised                     (6,000)       $11.44
---------------------------------------------------------------
Balance October 31, 1993             232,000    $11.44 - $17.44
Options terminated                    (3,000)       $11.44
---------------------------------------------------------------
Balance October 31, 1994             229,000    $11.44 - $17.44
Granted                              104,500    $22.50 - $26.56
Options exercised                     (6,000)       $11.44
---------------------------------------------------------------
Balance October 31, 1995             327,500    $11.44 - $26.56
---------------------------------------------------------------
---------------------------------------------------------------

    In 1987, the Company adopted a stock option plan under which 600,000 shares were reserved for grant until December 31, 1996. In March 1994, this plan was amended to reserve an additional 500,000 shares. During 1994, 454,500 options were granted at a fair market price of $17.81 and $19.59. During 1995, 18,000 options were granted at a fair market price of $20.63 to $26.56. Options which terminate without being exercised may be reissued.

    Transactions under this plan are summarized as follows:

---------------------------------------------------------------
                                   Number of
                                 Shares under    Option Price
                                    Option         per Share
---------------------------------------------------------------
Balance October 31, 1992             516,990    $ 9.57 - $16.97
Options exercised                    (26,485)   $11.56 - $16.97
Options terminated                    (6,640)   $12.13 - $16.97
---------------------------------------------------------------
Balance October 31, 1993             483,865    $ 9.57 - $16.97
Granted                              454,500    $17.81 - $19.59
Options exercised                    (15,600)   $12.13 - $16.97
Options terminated                   (26,400)   $12.13 - $16.97
---------------------------------------------------------------
Balance October 31, 1994             896,365    $ 9.57 - $19.59
Granted                               18,000    $20.63 - $26.56
Options exercised                    (27,305)   $11.44 - $17.81
Options terminated                   (22,200)   $12.13 - $20.63
---------------------------------------------------------------
Balance October 31, 1995             864,860    $ 9.57 - $26.56
---------------------------------------------------------------
---------------------------------------------------------------

    At October 31, 1995, there were 451,260 options exercisable and 82,140 options remained available for grant.

    The Company has an employee stock purchase plan under which sale of 2.5 million shares of its common stock has been authorized. The purchase price of the shares under the plan is the lesser of 85% of the fair market value at the commencement of each plan year or 85% of the fair market value on the date of purchase. Employees may designate up to 10% of their compensation for the purchase of stock. During 1993, 1994 and 1995, 232,000, 255,000 and 283,000
shares of stock were issued under the plan for an aggregate purchase price of $3,362,000, $3,849,000 and $4,805,000, respectively. At October 31, 1995,
368,992 shares remained unissued under the plan.

    The Company is authorized to issue 500,000 shares of preferred stock, of which 50,000 shares have been designated as Series A Junior Participating Preferred Stock of $.01 par value. None of these preferred shares have been issued.

    On April 22, 1988, the Company distributed a dividend of one half of one right for each outstanding share of common stock. The rights are attached to all outstanding shares of common stock. Each right entitles the holder to purchase 1/100 of a share of the Series A Junior Participating Preferred Stock for $80, subject to adjustment. The rights are exercisable only after a third party (other than Sydney and Theodore Rosenberg, individually or as members of a group, or their permitted transferees) acquires 20% or more or commences a tender offer which would result in such party's acquiring 30% or more of the Company's common stock. The rights expire on April 22, 1998, and may be redeemed at a price of $.01 under certain circumstances.
    After the rights become exercisable, if the Company is acquired and is not the surviving corporation or 50% or more of its assets or its earnings power is transferred, each right will entitle its holder to purchase shares of the acquiring company at a 50% discount. If the Company is acquired and is the surviving corporation, or a 20% or greater holder engages in "self-dealing" transactions or increases its beneficial ownership of the Company by more than 1% in a transaction involving the Company, each right will entitle its holder, other than the acquirer, to purchase common stock of the Company at a similar 50% discount.

11. INCOME TAXES

The provision for income taxes is made up of the following components for each of the years ended October 31:

-------------------------------------------------------------------
(in thousands of dollars)             1993       1994       1995
-------------------------------------------------------------------
Current
  Federal                           $   9,693  $   9,621  $  14,630
  State                                 2,325      1,992      2,016
  Foreign                                 224        630        100
Deferred
  Federal                              (3,947)    (2,111)    (3,237)
  State                                  (699)      (242)      (316)
-------------------------------------------------------------------
                                    $   7,596  $   9,890  $  13,193
-------------------------------------------------------------------
-------------------------------------------------------------------

    The 1993 deferred federal income tax benefit includes a $540,000 benefit associated with the Omnibus Budget Reconciliation Act of 1993 enacted on August 10, 1993.

    Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. statutory rates to pretax income from operations as a result of the following for the years ended October 31:

--------------------------------------------------------------------------
                                           1993        1994        1995
--------------------------------------------------------------------------
Statutory rate                               35.0%       35.0%       35.0%
State and local taxes on income, net
 of federal tax benefit                       5.2%        4.5%        3.4%
Tax rate change on deferred tax assets
 and liabilities                             (2.7)%      --            --
Targeted job tax credits                     (2.0 )%      (2.6 )%      (1.5 )%
Nondeductible expenses and other --
 net                                          2.0 %       2.6 %       5.1 %
--------------------------------------------------------------------------
                                             37.5 %      39.5 %      42.0 %
--------------------------------------------------------------------------
--------------------------------------------------------------------------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, are presented below:

-----------------------------------------------------------------
(in thousands of dollars)                      1994       1995
-----------------------------------------------------------------
Deferred tax assets:
  Self-insurance claims                      $  23,930  $  25,396
  Bad debt allowance                             1,480      1,737
  Deferred and other compensation                2,847      3,719
  State taxes                                      508        827
  Other                                            419      1,060
-----------------------------------------------------------------
    Total deferred tax assets                   29,184     32,739
-----------------------------------------------------------------
Deferred tax liabilities:
  Union pension contributions                   (2,179)    (2,426)
  Customer lists                                  (118)       (21)
  Depreciation                                    (267)      (118)
-----------------------------------------------------------------
    Total deferred tax liabilities              (2,564)    (2,565)
-----------------------------------------------------------------
      Net deferred tax assets                $  26,620  $  30,174
-----------------------------------------------------------------
-----------------------------------------------------------------

    The Company believes that a valuation reserve is not needed to reduce deferred tax assets because it is expected that all deferred assets will ultimately be realized.

12. ACQUISITIONS AND DIVESTITURES

    All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is generally included in goodwill. Most purchase agreements provide for contingent payments based on the annual pretax income for subsequent periods ranging generally from three to five years. Any such future payments are generally capitalized as goodwill or customer lists when paid. Cost of acquisitions, including amounts based on subsequent earnings, were approximately $24.1 million in 1993, $7.1 million in 1994 and $12.5 million in 1995. Included in the 1993 amount is the redemption value of redeemable preferred stock of the Company of $6,400,000 issued in conjunction with the acquisition of System Parking (see
Note 9).

    On November 1, 1994, the Company acquired the janitorial operations of Quality Building Maintenance, Inc. of Seattle, Washington. In addition to the amount paid in cash at closing of this transaction, annual contingent payments based on gross profit of acquired contracts will be made over a four-year period. On January 1, 1995, the janitorial operations of Consolidated Chemical of Tyler, Texas were acquired for a cash down payment plus contingent payments to be made over a period of four years based on gross profit from the contracts acquired.

    On January 1, 1995, the Company's subsidiary, Ampco Auto Parks, Inc., acquired in a cash transaction, substantially all of the parking operations of Pansini Corporation, a San Francisco based company that had approximately 100 facilities in California and Hawaii. In addition to amounts paid at closing, the acquisition agreement provides for additional payments over the subsequent five years based upon the gross profit of contracts acquired.

    On July 1, 1995, the Company acquired the janitorial operations of United Cleaning Specialists Corp. of Atlanta, Georgia. United Cleaning Specialists provided janitorial services in Alabama, Florida, Georgia, North and South Carolina, Tennessee and Virginia. In addition to the amount paid at closing, annual contingent payments based upon gross profit of acquired contracts will be made over the next five years. On September 1, 1995, the Company acquired the janitorial business of Allied Janitorial Service Company of Spokane, Washington, for a cash down payment plus contingent payments to be made over a five-year period based on gross profits derived from the contracts acquired.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value due to the short-maturity of these instruments.

    Financial instruments included in investments and long-term receivables have no quoted market prices and, accordingly, a reasonable estimate of fair market value could not be made without incurring excessive costs. However, the Company believes by reference to stated interest rates and security held, the fair value of the assets would not differ significantly from the carrying value.

    The fair value of the Company's long-term debt approximates carrying value based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

    The Company believes that it is not practical to estimate a fair market value different from the redeemable preferred stock's carrying value of $6.4 million, as this security was issued in conjunction with an acquisition and has numerous features unique to this security as described in Note 9.

14. QUARTERLY INFORMATION (UNAUDITED)

    (in thousands, except earnings per share)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         FISCAL QUARTER
                                                                             --------------------------------------
OPERATIONS                                                                    FIRST     SECOND    THIRD     FOURTH     YEAR
-----------------------------------------------------------------------------------------------------------------------------

1994
Revenues and other income                                                    $210,839  $215,872  $224,965  $232,957  $884,633
Gross profit                                                                   29,363    31,234    30,562    33,418   124,577
Net income                                                                      2,827     3,318     4,146     4,878    15,169
Net income per common share                                                      0.31      0.36      0.45      0.53      1.65

1995
Revenues and other income                                                    $232,062  $234,396  $245,792  $253,131  $965,381
Gross profit                                                                   32,139    33,407    33,325    35,761   134,632
Net income                                                                      3,387     3,943     5,010     5,879    18,219
Net income per common share                                                      0.35      0.40      0.51      0.59      1.85
-----------------------------------------------------------------------------------------------------------------------------

15. SEGMENT INFORMATION

    (in thousands of dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                      PUBLIC
                                                        JANITORIAL    SERVICE    TECHNICAL                              CONSOLIDATED
FOR THE YEAR ENDED OCTOBER 31, 1993                     DIVISIONS    DIVISIONS   DIVISIONS   CORPORATE   ELIMINATIONS      TOTALS
------------------------------------------------------------------------------------------------------------------------------------
Revenues and other income                                $442,241    $121,053    $209,520    $    498      $              $773,312
Intersegment revenues                                       9,609          60         293                    (9,962)            --
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           $451,850    $121,113    $209,813    $    498      $ (9,962)      $773,312
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                         $ 19,545    $  4,797    $  9,111    $(11,047)     $              $ 22,406
Interest, expense                                             (45)         (5)        (47)     (2,067)                      (2,164)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               $ 19,500    $  4,792    $  9,064    $(13,114)     $              $ 20,242
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                      $ 99,128    $ 64,545    $ 75,628    $ 28,839      $              $268,140
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                     $  2,059    $    963    $  1,615    $    368      $              $  5,005
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                     $    763    $    754    $    636    $             $              $  2,153
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                     $  2,764    $  1,008    $  2,020    $    395      $              $  6,187
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED OCTOBER 31, 1994
------------------------------------------------------------------------------------------------------------------------------------
Revenues and other income                                $481,604    $173,707    $228,962    $    360      $              $884,633
Intersegment revenues                                       9,944          61         175                   (10,180)            --
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           $491,548    $173,768    $229,137    $    360      $(10,180)      $884,633
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                         $ 22,045    $  6,480    $ 10,817    $(10,824)     $              $ 28,518
Interest, expense                                             (36)        (10)       (632)     (2,781)                      (3,459)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               $ 22,009    $  6,470    $ 10,185    $(13,605)     $              $ 25,059
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                      $111,869    $ 71,418    $ 81,913    $ 34,270      $              $299,470
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                     $  2,283    $  1,328    $  1,723    $    409      $              $  5,743
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                     $  1,298    $  1,619    $    640    $             $              $  3,557
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                     $  2,946    $  2,092    $  1,987    $  1,514      $              $  8,539
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED OCTOBER 31, 1995
------------------------------------------------------------------------------------------------------------------------------------
Revenues and other income                                $511,801    $205,578    $247,748    $    254      $              $965,381
Intersegment revenues                                      11,135          75         239                   (11,449)            --
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           $522,936    $205,653    $247,987    $    254      $(11,449)      $965,381
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                         $ 24,211    $  8,449    $ 14,665    $(12,214)     $              $ 35,111
Interest, expense                                             (34)        (11)        (93)     (3,561)                      (3,699)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               $ 24,177    $  8,438    $ 14,572    $(15,775)     $              $ 31,412
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                      $130,657    $ 82,580    $ 90,403    $ 31,333      $              $334,973
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                     $  2,706    $  1,701    $  1,964    $    563      $              $  6,934
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                     $  1,832    $  2,085    $    676    $             $              $  4,593
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                     $  3,871    $  3,405    $  2,248    $    701      $              $ 10,225
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Intersegment revenues are recorded at prices negotiated between the entities.

SCHEDULE II

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED VALUATION ACCOUNTS

For the Three Years Ended October 31, 1993, 1994 and 1995
(in thousands of dollars)
--------------------------------------------------------------------------------

                                                       BALANCE     CHARGES TO     DEDUCTIONS
                                                      BEGINNING     COSTS AND       NET OF     OTHER ADDITIONS    BALANCE
                                                       OF YEAR      EXPENSES      RECOVERIES    (REDUCTIONS)    END OF YEAR
---------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
Years ended October 31:
  1993                                                $   2,806     $   1,187     $     (892)                    $   3,101
  1994                                                    3,101         1,915         (1,949)                        3,067
  1995                                                    3,067         1,536           (848)                        3,755
---------------------------------------------------------------------------------------------------------------------------

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item is incorporated by reference to the information set forth under the caption "Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 1996 Annual Meeting of Stockholders. See also the cover page of this Form 10-K and item 1.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" contained in the Proxy Statement to be used by the Company in connection with its 1996 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated by reference to the information set forth under the caption "Principal Stockholders" contained in the Proxy Statement to be used by the Company in connection with its 1996 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference to the information set forth under the captions "Executive Compensation" and "Certain Relationships and Related Transactions" contained in the Proxy Statement to be used by the Company in connection with the 1996 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K:

           1. and 2. Consolidated Financial Statements and Consolidated Financial Statement Schedule.

    The   following   consolidated  financial   statements  of   ABM  Industries
Incorporated and subsidiaries are included in Item 8:

           Independent Auditors' Report

           Consolidated balance sheets -- October 31, 1994 and 1995

           Consolidated statements of income -- Years ended October 31, 1993, 1994 and 1995

           Consolidated statements of stockholders' equity -- Years ended October 31, 1993, 1994 and 1995

           Consolidated statements of cash flows -- Years ended October 31, 1993, 1994 and 1995

           Notes to consolidated financial statements -- October 31, 1995.

    The following consolidated financial statement schedule of ABM Industries Incorporated and subsidiaries is included in Item 8.

    Schedule II -- Consolidated Valuation Accounts for the Three Years Ended October 31, 1993, 1994 and 1995.

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

                   --------------------------------------------------
 Exhibit
  Number                                     Description

            ---------------------------------------------------------------
  3.1  [j]   Certificate of Incorporation, as amended.
  3.2        Restated Bylaws, as amended effective September 19, 1995.
  4.1  [l]   Credit Agreement, dated September 22, 1994, between Bank of America
             National Trust and Savings Association and the Company.
  4.2  [k]   First Amendment to Credit Agreement dated September 22, 1994.
  4.3  [k]   Second Amendment to Credit Agreement dated September 22, 1994.
 10.2  [a]*  1985 Employee Stock Purchase Plan.
 10.3  [b]*  Supplemental Medical and Dental Plan.
 10.4  [m]*  1984 Executive Stock Option Plan.
 10.6  [f]*  Consulting Agreement with R. David Anacker.
 10.7  [f]*  Executive Employment Agreement with Sydney J. Rosenberg.
 10.9  [f]*  Short Form Deed of Trust and Assignment of Rents (dated December 17, 1991)
             between the Company and John F. Egan, together with the related Promissory
             Note (dated January 1, 1992).
10.13  [c]*  1987 Stock Option Plan.
10.16  [d]   Rights Agreement, dated as of April 11, 1988, between the Company and Bank of America National Trust and Savings Association, as Rights Agent with
             Chemical Trust Company of California as successor-in-interest to Bank of
             America as Rights Agent.
10.19  [e]*  Service Award Plan.
10.20  [f]*  Executive Employment Agreement with William W. Steele.
10.21  [f]*  Amended and Restated Retirement Plan for Outside Directors.
10.22  [f]*  Amendment No. 1 to Service Award Plan.
10.23  [g]*  Form of Outside Director Retirement Agreement (dated June 16, 1992).
10.24  [g]*  Executive Employment Agreement with John F. Egan.
10.25  [g]*  Executive Employment Agreement with Jess. E. Benton, III.
10.27  [h]   Guaranty of American Building Maintenance Industries, Inc.
10.28  [i]*  Deferred Compensation Plan.
10.29  [i]*  Form of Existing Executive Employment Agreement Other Than Those Named
             Above.
10.30  [l]*  Executive Employment Agreement with Martinn H. Mandles, as amended by
             Amendments One and Two.
10.31  [l]*  Amendment of Corporate Executive Employment Agreement with William W.
             Steele.
10.32  [l]*  First and Second Amendments of Corporate Executive Employment Agreement
             with John F. Egan.
10.33  [l]*  Amendment of Corporate Executive Employment Agreement with Sydney J.
             Rosenberg.
10.34  [l]*  First and Second Amendments of Corporate Executive Employment Agreement
             with Jess E. Benton, III.
10.35  [l]*  Form of Amendments of Corporate Executive Employment Agreements with Other
             Than Those Named Above.
10.36  [n]   Form of Indemnification for Directors
 22.1        Subsidiaries of the Registrant.
 24.1        Consent of Independent Certified Public Accountants.
 27.1        Financial Data Schedule.

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

[g] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended July 31, 1992.

[h] Incorporated by reference to the exhibit bearing the same numeric reference which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended July 31, 1993.

[i] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1993.

[j] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended April 30, 1994.

[k] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended April 30, 1995.

[l] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1994.

[m] Incorporated by reference to Appendix A of the Company's Proxy Statement for the 1995 Annual Meeting.

[n] Incorporated by reference to exhibit 10.20 which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended April 30, 1991.

*   Management contract, compensatory plan or arrangement.

     (B) REPORTS ON FORM 8-K:

    No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABM INDUSTRIES INCORPORATED

By:             /s/ Sydney J. Rosenberg
         --------------------------------------
                  Sydney J. Rosenberg
           Chairman of the Board and Director
                    January 26, 1996

Pursuant  to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       /s/ Sydney J. Rosenberg                     /s/ David H. Hebble
--------------------------------------    --------------------------------------
         Sydney J. Rosenberg                         David H. Hebble
  Chairman of the Board and Director           Corporate Vice President and
           January 26, 1996                      Chief Financial Officer
                                              (Principal Financial Officer)
                                                     January 26, 1996

        /s/ William W. Steele                      /s/ Hussain A. Khan
--------------------------------------    --------------------------------------
    William W. Steele, President,         Hussain A. Khan, Corporate Controller
 Chief Executive Officer and Director         (Principal Accounting Officer)
           January 26, 1996                          January 26, 1996

       /s/ Maryellen B. Cattani                      /s/ John F. Egan
--------------------------------------    --------------------------------------
    Maryellen B. Cattani, Director                     John F. Egan
           January 26, 1996               Corporate Vice President and Director
                                                     January 26, 1996

          /s/ Luke S. Helms                      /s/ Charles T. Horngren
--------------------------------------    --------------------------------------
       Luke S. Helms, Director                Charles T. Horngren, Director
           January 26, 1996                          January 26, 1996

      /s/ Henry L. Kotkins, Jr.                   /s/ Martinn H. Mandles
--------------------------------------    --------------------------------------
   Henry L. Kotkins, Jr., Director                  Martinn H. Mandles
           January 26, 1996               Executive Vice President and Director
                                                     January 26, 1996

        /s/ Theodore Rosenberg                     /s/ William E. Walsh
--------------------------------------    --------------------------------------
 Theodore Rosenberg, Chairman of the            William E. Walsh, Director
   Executive Committee and Director                  January 26, 1996
           January 26, 1996

        /s/ Boniface A. Zaino
--------------------------------------
     Boniface A. Zaino, Director
           January 26, 1996

BOARD OF DIRECTORS

SYDNEY J. ROSENBERG (a,b)
Chairman of the Board of the Company
Los Angeles, California

THEODORE ROSENBERG (a,c)
Chairman of the Executive Committee of the Company
Daly City, California

MARYELLEN B. CATTANI (c,d)
Executive Vice President, General
Counsel and Secretary
American President Companies, Ltd.
Oakland, California

JOHN F. EGAN
Vice President of the Company,
and President of the Janitorial
Services Division
San Francisco, California

LUKE HELMS (b)
Vice Chairman
BankAmerica Corporation
San Francisco, California

CHARLES T. HORNGREN (d)
Edmund W. Littlefield Professor of
Accounting, Stanford University
Graduate School of Business
Stanford, California

HENRY L. KOTKINS, JR. (b)
President and Chief Executive Officer
Skyway Luggage Company
Seattle, Washington

MARTINN H. MANDLES, (a)
Executive Vice President and Chief
Administrative Officer of the Company
San Francisco, California

WILLIAM W. STEELE (a)
President and Chief Executive Officer
of the Company
San Francisco, California

WILLIAM E. WALSH (c)
Management Consultant and Author
Menlo Park, California

BONIFACE A. ZAINO (b,e)
Managing Director of
The Trust Company of the West
New York, New York

PRINCIPAL OFFICERS

SYDNEY ROSENBERG (a,b)
Chairman of the Board

WILLIAM W. STEELE (a)
President and Chief Executive Officer

MARTINN H. MANDLES (a)
Executive Vice President

J.E. BENTON, III
Senior Vice President, Office of the President

SHERRILL F. SIPES, JR.
Senior Vice President, Office of the President

WILLIAM C. BANNER
Vice President of the Company, and President of the Security Services Division

DONNA M. DELL
Vice President and Director of Human Resources

JOHN F. EGAN
Vice President of the Company, and President of the Janitorial Services Division

DAVID H. HEBBLE
Vice President and Chief Financial Officer

HARRY H. KAHN
Vice President, General Counsel and Secretary

DOUGLAS B. BOWLUS
Treasurer

HUSSAIN A. KHAN
Controller and Chief Accounting Officer

(a) Executive Committee
(b) Nominating Committee
(c) Officer Compensation & Stock Option Committee
(d) Audit Committee
(e) Effective February 1, 1996

SPECIAL NOTES

LISTINGS
New York Stock Exchange
Pacific Stock Exchange

TICKER SYMBOL
ABM

REGISTRARS AND TRANSFER AGENTS
Chemical Mellon Shareholder
Services, L.L.C.
50 California Street, 10th Floor
San Francisco, CA 94111

AUDITORS
KPMG Peat Marwick LLP
Three Embarcadero Center
San Francisco, CA 94111

10-K REPORT
Additional copies available to stockholders at no charge upon request to:
ABM Corporation
Communications
Post Office Box 193224
San Francisco, CA 94119

STOCKHOLDERS
As of December 31, 1995, there were approximately 4,100 holders of record of the Company's Common Stock.

ANNUAL MEETING
The Annual Meeting of Stockholders of ABM Industries Incorporated will be held on Tuesday, March 19, 1996 at 10:00 a.m. at 50 Fremont Street,
San Francisco, California

DIVIDENDS
The Company has paid quarterly cash dividends on its Common Stock without interruption since 1965. The Board of Directors considers the payment of cash dividends on a quarterly basis, subject to the Company's earnings, financial condition and other factors.