Form 10-Q
period 1996-01-31
ABM INDUSTRIES INC /DE/
filed 1996-03-15
CIK 771497

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549


                                      FORM 10 Q

(Mark One)
     X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    ---                          EXCHANGE  ACT OF 1934

         For the quarterly period ended     JANUARY 31, 1996
                                            ----------------

                                          OR

        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    ---                          EXCHANGE ACT OF 1934

              For the transition period from  ________ to  _________

                        Commission file Number   1-8929
                                                 ------


                             ABM INDUSTRIES INCORPORATED
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              DELAWARE                                94-1369354
--------------------------------------------------------------------------------
         (State or other jurisdiction of            (IRS Employer
         incorporation or organization)             Identification No.)


            50 Fremont Street, 26th Floor, San Francisco, California 94105
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
Yes X No ____
   --     ----

Number of shares of Common Stock outstanding as of January 31, 1996:9,449,905
                                                                   ---------

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (In Thousands)



--------------------------------------------------------------------------------
ASSETS:                                         OCTOBER 31,         JANUARY 31,
                                                  1995                1996
--------------------------------------------------------------------------------
                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                    $   1,840           $   1,778
   Accounts and other receivables, net            158,075             162,067
   Inventories and supplies                        19,389              19,487
   Deferred income taxes                           11,429              11,752
   Prepaid expenses                                19,134              19,822
--------------------------------------------------------------------------------
       Total current assets                       209,867             214,906
--------------------------------------------------------------------------------

INVESTMENTS AND LONG-TERM RECEIVABLES               5,988              11,727

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land and buildings                               6,365               5,913
   Transportation and equipment                     9,825               9,855
   Machinery and other equipment                   37,076              38,307
   Leasehold improvements                           8,382               7,907
--------------------------------------------------------------------------------
                                                   61,648              61,982
Less accumulated depreciation and amortization    (39,001)            (39,043)

--------------------------------------------------------------------------------
Property, plant and equipment, net                 22,647              22,939
--------------------------------------------------------------------------------

INTANGIBLE ASSETS                                  69,279              69,080
DEFERRED INCOME TAXES                              18,745              19,381
OTHER ASSETS                                        8,447              10,443
--------------------------------------------------------------------------------

                                                $ 334,973           $ 348,476
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                     ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (In Thousands)


--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:           OCTOBER 31,         JANUARY 31,
                                                    1995                1996
--------------------------------------------------------------------------------
                                                                     (Unaudited)

CURRENT LIABILITIES:
   Current  portion of long-term debt           $     679           $     679
   Bank overdraft                                   5,361               4,927
   Accounts payable, trade                         25,453              23,032
   Income taxes payable                             2,270               5,463
   Accrued Liabilities:
   Compensation                                    25,595              23,034
   Taxes - other than income                       10,725              12,312
   Insurance claims                                27,532              28,402
   Other                                           16,625              17,306
                                                  --------            --------
--------------------------------------------------------------------------------
      Total current liabilities                   114,240             115,155
--------------------------------------------------------------------------------

LONG-TERM DEBT (LESS CURRENT PORTION)              22,575              30,562
RETIREMENT PLANS                                    7,627               8,271
INSURANCE CLAIMS                                   42,345              42,552

SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
PREFERRED STOCK                                     6,400               6,400

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.1 par value, 500,000
    shares authorized;  none issued                     _                   _


Common stock, $.01 par value, 12,000,000 shares
   authorized; 9,366,000 and 9,449,905 shares
   issued and outstanding at October 31, 1995
   and January 31, 1996, respectively                  94                  94

Additional capital                                 40,627              42,105
Retained earnings                                 101,065             103,337
--------------------------------------------------------------------------------
         Total stockholders' equity               141,786             145,536
--------------------------------------------------------------------------------

                                                $ 334,973           $ 348,476
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                   ABM INDUSTRIES INCORPORATED AND SUBSIDARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                     (In Thousands Except per share Amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              THREE MONTHS ENDED
                                                                                                   JANUARY 31
                                                                                          1995                     1996
------------------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                                                            $  232,062               $  254,401

EXPENSES:
    Operating Expenses and Cost of Goods Sold                                           199,923                  220,458
    Selling and Administrative                                                           25,558                   25,992
    Interest                                                                                741                      849
------------------------------------------------------------------------------------------------------------------------------------
       Total Expenses                                                                   226,222                  247,299
------------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                5,840                    7,102
------------------------------------------------------------------------------------------------------------------------------------

INCOME TAXES                                                                              2,453                    3,054
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                           $    3,387               $    4,048
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE                                                            $    0.35                $     0.40

DIVIDENDS PER COMMON SHARE                                                           $    0.150               $     0.175

AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING                                                                    9,403                    9,898

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED JANUARY 31, 1995 AND 1996
                                 (In Thousands)

 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                     JANUARY 31,               JANUARY 31,
                                                                                        1995                      1996
 ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                                      $225,966                $ 249,679
    Other operating cash receipts                                                          522                      573
    Interest received                                                                      113                       94
    Cash paid to suppliers and employees                                              (225,405)                (247,036)
    Interest paid                                                                         (746)                  (1,034)
    Income taxes paid                                                                     (718)                    (820)
-----------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating
       activities                                                                         (268)                   1,456
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                          (2,374)                  (3,216)
    Proceeds from sale of assets                                                           138                      221
    (Increase) decrease in investments and
       long-term receivable                                                                 12                   (4,852)
    Intangible assets acquired                                                          (5,594)                    (926)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                               (7,818)                  (8,773)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued                                                                  1,228                    1,478
    Dividends paid                                                                      (1,497)                  (1,776)
    Decrease in cash overdraft                                                             -                       (434)
    Increase(decrease) in notes payable                                                     (4)                     -

    Long-term borrowings                                                                14,000                   32,000
    Repayments of long-term borrowings                                                 (10,007)                 (24,013)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                            3,720                    7,255
------------------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (4,366)                     (62)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                                              7,368                    1,840
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                             $    3,002                $   1,778
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED JANUARY 31, 1995 AND 1996
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                                    JANUARY 31,              JANUARY 31,
                                                                                       1995                     1996
------------------------------------------------------------------------------------------------------------------------
 RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

 Net Income                                                                          $  3,387                 $ 4,048

 Adjustments:
    Depreciation and amortization                                                       2,649                   3,092
    Provision for bad debts                                                               407                     448
    Gain on sale of assets                                                                (51)                   (164)
    Deferred income taxes                                                                (592)                   (959)
    Increase in accounts and other receivables                                         (5,679)                 (4,427)
    Increase in inventories and supplies                                               (1,050)                    (98)
    Increase in prepaid expenses                                                       (1,352)                   (688)
    Increase in other assets                                                           (1,359)                 (1,996)
    Increase in income taxes payable                                                    2,327                   3,193
    Increase in retirement plans accrual                                                  447                     644
    Increase  in insurance claims liability                                             1,835                   1,077
    Decrease in accounts payable and other
       accrued liabilities                                                             (1,237)                 (2,714)
------------------------------------------------------------------------------------------------------------------------
 Total Adjustments to net income                                                       (3,655)                 (2,592)
------------------------------------------------------------------------------------------------------------------------
 Net Cash Provided by (Used in) Operating
    Activities                                                                       $   (268)                $ 1,456
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

                           ABM INDUSTRIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly the Company's financial position as of January 31, 1996 and the results of operations and cash flows for the three months then ended.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10K filed for the fiscal year ended October 31, 1995 with the Securities and Exchange Commission.

2.   EARNINGS PER SHARE

     NET INCOME PER COMMON SHARE: Net income per common and common equivalent share, after the reduction for preferred stock dividends in the amount of $128,000 during the three months ended January 31, 1996, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as shown.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. On September 22, 1994, the Company signed a $100 million unsecured revolving credit agreement with a syndicate of U.S. banks. This agreement expires September 22, 1998, and at the Company's option, may be extended one year. The credit facility provides, at the Company's option, interest at the prime rate or IBOR+.45%. This agreement was amended effective May 1, 1995 to increase the amount available to $125 million. As of January 31, 1996, the total amount outstanding under this facility was approximately $93 million which was comprised of loans in the amount of $29 million and standby letters of credit of $64 million. The effective interest rate on bank borrowings for the quarter ended January 31, 1996 was approximately 7.5%. This agreement requires the Company to meet certain financial ratios and places some limitations on dividend payments and outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year. On February 13, 1996 the Company entered into a loan agreement with a major U.S. bank which provides a term loan of $5 million. The Company borrowed this amount on February 29, 1996 at a fixed interest rate of 6.78% with annual payments of principal, in varying amounts , plus interest due February 15, 1997 through February 15, 2003.

     In connection with the acquisition of System Parking, the Company assumed a note payable in the amount of $3,818,000. Interest on this note is payable at an annual rate of 9.35% with principal amounts of $636,000 due annually through October 1, 1998. At January 31, 1996, the balance remaining on this note was $1,909,000.

     At January 31, 1996, working capital was $99.8 million, as compared to $95.6 million at October 31, 1995.

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

     Effective November 1, 1995, the Company's ABM Janitorial Services Division acquired substantially all of the maintenance services contracts from Corporate Custodial of America of San Diego, California for a cash downpayment made at the time of closing plus annual contingent payments based upon the gross profit of acquired contracts to be made over a four-year period. This acquisition is expected to add approximately $3.5 million in revenues for ABM Janitorial Services' Southwest Region based in Los Angeles for the fiscal year ended October 31, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1996 VS. THREE MONTHS ENDED JANUARY 31, 1995

     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and first quarter which end on October 31 and January 31, respectively.


     Revenues and other income (hereafter called revenues) for the first three months of fiscal year 1996 were $254 million compared to $232 million in 1995, a 10% increase over the same quarter of the prior year. The 10% growth in revenues for the first quarter of 1996 over the same quarter of the prior year was attributable to new business and price increases as well as revenues generated from acquisitions.

     Net income for the first quarter of 1996 was $4,048,000, an increase of 20%, compared to the net income of $3,387,000 for the first quarter of 1995.
Due to the increase in the average number of common and common equivalent shares outstanding, earnings per share rose 14% to 40 cents for the first quarter of 1996 compared to 35 cents for the same period in 1995. Cost controls, coupled with the revenue growth, enabled the Company to realize improved earnings. As a percentage of revenues, operating expenses and cost of goods sold increased to 86.7% for the first quarter of 1996 compared to 86.2% in 1995. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) was 13.3% compared to the prior year's quarter at 13.8% partially reflecting the stiff competition in the market place faced generally by most of the Company's divisions.

     Selling and administrative expense for the first three months of fiscal year 1996 was $26.0 million compared to $25.6 million for the corresponding three months of fiscal year 1995. As a percentage of revenues, selling and administrative expense decreased from 11% for the three months ended January 31, 1995, to 10.2% for the same period in 1996 primarily as a result of management's cost containment measures. The small increase in the dollar amount of selling and administrative expense for the three months ended January 31, 1996, compared to the same period in 1995, is primarily due to expenses necessary for growth and to a lesser extent various expenses associated with acquisitions.

     Interest expense was $849,000 for the first three months of fiscal year 1996 compared to $741,000 in 1995, an increase of $108,000 over the same period of the prior fiscal year. Interest expense increased due to higher bank borrowings during the three months ended January 31, 1996, as compared to 1995.

     The pre-tax income for the first quarter of 1996 was $7,102,000 compared to $5,840,000, an increase of 22% over the same quarter of 1995. The growth in pre-tax income outpaced the revenue growth for the current quarter of 1996 due primarily to benefits arising from the realization of certain operating consolidation economies related to recent acquisitions and partly due to lower selling and administrative expenses as a percentage of revenue resulting from management's continued cost containment efforts.

     The effective income tax rate for the first three months of both fiscal year 1996 and 1995 was 43% and 42% respectively. The higher rate reflects the loss of certain tax credits and higher non-deductible expenses.

     The results of operations from the Company's three industry segments and its eight operating divisions for the three months ended January 31, 1996, as compared to the three months ended January 31, 1995, are more fully described below:

     Revenues of the Janitorial Divisions segment, which includes ABM Janitorial Services and Easterday Janitorial Supply, for the first quarter of fiscal year 1996 were $141 million, an increase of approximately $17 million, or 14% over the first quarter of fiscal 1995, while its operating profits increased by 25% over the comparable quarter of 1995. This segment accounted for approximately 56% of the Company's total revenues for the current quarter. ABM Janitorial Services' revenues increased by 14% during the first quarter of fiscal year 1996 as compared to the same quarter of 1995 both as a result of acquisitions made during the latter half of fiscal year 1995 and revenue growth in the majority of its regions, most notably its Northeast Region. This Division's operating profits increased 26% when compared to the same period last year. The increase in operating profits is principally due to a lower percentage increase in labor-related and insurance expenses as a percentage of revenues. The Division also successfully controlled its selling and administrative expenses relative to the increase in revenues. Easterday Janitorial Supply Division's first quarter revenue increased by approximately 15% compared to the same quarter in 1995 generally due to a volume increase by obtaining new customers. A lower percentage increase of 3% in operating profits resulted from slightly higher selling and administrative expenses.

     Revenues of the Public Service Divisions segment, which includes Ampco System Parking and ABM Security Services, for the first quarter of 1996 were approximately $53 million, a 14% increase over the same quarter of fiscal year 1995. Public Service Divisions accounted for approximately 21% of the Company's revenues. The operating profits of Public Service Divisions increased by 32% as both of this segment's divisions posted higher profits when compared to the prior year quarter. ABM Security Services reported an increase in revenues of 25% and its profits were up by 16% in the first quarter of 1996 compared to the same period of 1995. The revenue growth was largely due to obtaining several large customers as well as other new business, particularly in its Southern California Region. The increase in operating income did not keep pace with the increase in revenues primarily due to competitive bidding which caused gross margin contribution to decline during the first quarter of 1996 when compared to the first quarter of 1995. Ampco System Parking Division's revenues increased by 8% and its profits increased 48% during the first quarter of fiscal year 1996. The increase in revenues resulted from an acquisition made in January 1995 as well as from growth in its airport business. An impressive operating profit increase was due to contributions made by its airport operations, an acquisition made in January 1995, and generally from improvement in office vacancy rates.

     The Company's Technical Divisions segment includes Amtech Elevator, Amtech Engineering, Amtech Lighting and CommAir Mechanical Services. This segment reported revenues of $59 million, which represent approximately 23% of the Company's revenues for the first quarter of fiscal year 1996. This represents a decrease of approximately 2% over the same quarter of last year largely due to a decrease in revenues reported by its Elevator Division. Operating profit of this segment also decreased 19% compared to the first quarter of fiscal year 1995 which was also due to its Elevator Division. Revenues for the Amtech Elevator Services Division were down by 23% for the first quarter of fiscal year 1996 over the same quarter of 1995 largely due to management's decision to phase out of the construction business and to concentrate on the maintenance and repair sector. The Division posted a much lower operating profit for the first quarter compared to the corresponding quarter of fiscal year 1995 primarily due to lower gross margins resulting from higher fixed costs as the construction business is being phased out. Profits were also negatively impacted by losses suffered by its Mexican subsidiary due to that country's weak economy. Amtech Engineering Services Division's revenues increased by 11% and it reported a 22% increase in operating profits the first quarter of 1996 compared to the same period in 1995. Revenue increases generally were recorded by all its regions primarily reflecting increased penetration into new markets as well as from increased revenues to its existing customers. The increase in operating profits resulted from increased revenues and reductions in payroll related costs including insurance expenses and containment of selling and administrative expenses. Amtech Lighting Services Division reported only a 2% revenue increase which was caused by delays in starting new jobs coupled with the loss of contracts experienced by some of its branches. Operating profits decreased by 24% during the first quarter of fiscal year 1996 because its gross margin percentage declined due to higher material costs and the increase in subcontracting expenses in market areas where the Division does not have operating branches. Increased selling and administrative expenses associated with its market expansion efforts also contributed to the decline in operating profits. CommAir Mechanical Services Division's operating profits for the first quarter of 1996 increased by 4% while the revenues increased by 21% resulting primarily from additional energy management and installation contracts. A relatively lower increase in operating profits for the current year quarter was a result of these larger types of energy and installment contracts which have historically lower margins.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - not applicable.



Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit 4.4 - Third Amendment to Credit Agreement dated
                February 7, 1996

          Exhibit 4.5 - Business Loan Agreement dated February 13, 1996

          Exhibit 27.1 - Financial Data Schedule.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended January 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ABM Industries Incorporated


March 15, 1996                                      /s/ David H. Hebble
--------------                               -----------------------------------
                                             Vice President, Principal Financial
                                                   and Accounting Officer