Form 10-Q
period 1996-04-30
ABM INDUSTRIES INC /DE/
filed 1996-06-13
CIK 771497

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                    FORM 10 Q

(Mark One)
      X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE  ACT OF 1934

                 For the quarterly period ended   APRIL 30, 1996

                                       OR

     ___TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from  ________ to _________

                         Commission file Number  1-8929


                           ABM INDUSTRIES INCORPORATED
- --------------------------------------------------------------------------------
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

Number of shares of Common Stock outstanding as of April 30, 1996: 9,570,390

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

- --------------------------------------------------------------------------------
 ASSETS:                                        OCTOBER 31,          APRIL 30,
                                                   1995                1996
- --------------------------------------------------------------------------------
                                                                   (Unaudited)
 CURRENT ASSETS:
    Cash and cash equivalents                   $    1,840         $    1,769
    Accounts and other receivables, net            158,075            165,443
    Inventories and supplies                        19,389             19,034
    Deferred income taxes                           11,429             12,605
    Prepaid expenses                                19,134             21,060
- --------------------------------------------------------------------------------
       Total current assets                        209,867            219,911
- --------------------------------------------------------------------------------

 INVESTMENTS AND LONG-TERM RECEIVABLES               5,988             11,629

 PROPERTY, PLANT AND EQUIPMENT, AT COST:
    Land and buildings                               6,365              6,045
    Transportation and equipment                     9,825              9,926
    Machinery and other equipment                   37,076             38,694
    Leasehold improvements                           8,382              8,407
- --------------------------------------------------------------------------------
                                                    61,648             63,072
 Less accumulated depreciation and amortization    (39,001)           (39,316)
- --------------------------------------------------------------------------------
 Property, plant and equipment, net                 22,647             23,756
- --------------------------------------------------------------------------------

 INTANGIBLE ASSETS                                  69,279             69,208
 DEFERRED INCOME TAXES                              18,745             19,925
 OTHER ASSETS                                        8,447              9,706
- --------------------------------------------------------------------------------

                                                $  334,973         $  354,135
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

- --------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY:          OCTOBER 31,         APRIL 30,
                                                   1995               1996
- --------------------------------------------------------------------------------
                                                                   (Unaudited)
 CURRENT LIABILITIES:
    Current  portion of long-term debt          $      679         $      679
    Bank overdraft                                   5,361              2,127
    Accounts payable, trade                         25,453             23,743
    Income taxes payable                             2,270              2,034
    Accrued Liabilities:
       Compensation                                 25,595             25,258
       Taxes - other than income                    10,725             10,465
       Insurance claims                             27,532             29,104
       Other                                        16,625             17,494
                                                -------------      -------------
- --------------------------------------------------------------------------------
          Total current liabilities                114,240            110,904
- --------------------------------------------------------------------------------

 LONG-TERM DEBT (LESS CURRENT PORTION)              22,575             34,550
 RETIREMENT PLANS                                    7,627              8,764
 INSURANCE CLAIMS                                   42,345             42,784

 SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
     PREFERRED STOCK                                 6,400              6,400

 STOCKHOLDERS' EQUITY:
 Preferred stock, $0.1 par value, 500,000
    shares authorized;  none issued                      _                  _


 Common stock, $.01 par value, 28,000,000 shares
   authorized; 9,366,000 and 9,570,000 shares
   issued and outstanding at October 31, 1995
   and April 30, 1996, respectively                     94                 96

  Additional capital                                40,627             44,407
  Retained earnings                                101,065            106,230
- --------------------------------------------------------------------------------
          Total stockholders' equity               141,786            150,733
- --------------------------------------------------------------------------------

                                                $  334,973         $  354,135
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                                            ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               (In Thousands Except per Share Amounts)


- ------------------------------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                  APRIL 30                                 APRIL 30
                                                          1995                1996                1995                1996
- ------------------------------------------------------------------------------------------------------------------------------------
 REVENUES AND OTHER INCOME                             $  234,396          $  262,069          $  466,458          $  516,470

 EXPENSES:
    Operating Expenses and Cost of Goods Sold             200,989             226,779             400,912             447,236
    Selling and Administrative                             25,316              26,197              50,874              52,190
    Interest                                                1,293                 848               2,034               1,697
- -----------------------------------------------------------------------------------------------------------------------------------
       Total Expenses                                     227,598             253,824             453,820             501,123
- ------------------------------------------------------------------------------------------------------------------------------------

 INCOME BEFORE INCOME TAXES                                 6,798               8,245              12,638              15,347

 INCOME TAXES                                               2,855               3,545               5,308               6,599

- ------------------------------------------------------------------------------------------------------------------------------------
 NET INCOME                                            $    3,943          $    4,700          $    7,330          $    8,748
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

 EARNINGS PER COMMON SHARE                             $     0.40          $     0.45          $     0.75          $     0.85

 DIVIDENDS PER COMMON SHARE                            $     0.15          $    0.175          $     0.30          $     0.35

 AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                          9,520              10,058               9,461               9,978




                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED APRIL 30, 1995 AND 1996
                                 (In Thousands)

- --------------------------------------------------------------------------------
                                                  APRIL 30,          APRIL 30,
                                                    1995               1996
- --------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                 $ 454,074          $ 507,321
    Other operating cash receipts                    1,210              1,068
    Interest received                                  240                228
    Cash paid to suppliers and employees          (451,260)          (493,391)
    Interest paid                                   (2,231)            (1,934)
    Income taxes paid                               (7,904)            (9,191)
- --------------------------------------------------------------------------------
    Net cash provided by (used in) operating
      activities                                    (5,871)             4,101
- --------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment      (4,573)            (6,136)
    Proceeds from sale of assets                       200                274
    (Increase) decrease in investments and
      long-term receivable                             (20)            (4,754)
    Intangible assets acquired                      (6,416)            (2,497)
- --------------------------------------------------------------------------------
    Net cash used in investing activities          (10,809)           (13,113)
- --------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued                              2,562              3,782
    Dividends paid                                  (3,008)            (3,582)
    Increase (Decrease) in cash overdraft            9,800             (3,234)
    Long-term borrowings                            32,000             61,000
    Repayments of long-term borrowings             (30,023)           (49,025)
- --------------------------------------------------------------------------------
    Net cash provided by financing activities       11,331              8,941
- --------------------------------------------------------------------------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS          (5,349)               (71)
 CASH AND CASH EQUIVALENTS BEGINNING OF YEAR         7,368              1,840
- --------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS END OF PERIOD         $   2,019          $   1,769
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED APRIL 30, 1995 AND 1996
                                 (In Thousands)


- --------------------------------------------------------------------------------
                                                   APRIL 30,          APRIL 30,
                                                     1995               1996
- --------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

Net Income                                        $  7,330           $  8,748

Adjustments:
   Depreciation and amortization                     5,487              6,608
   Provision for bad debts                             809                853
   Gain on sale of assets                              (56)              (187)
   Deferred income taxes                            (1,476)            (2,356)
   Increase in accounts and other receivables      (11,598)            (8,208)
   (Increase)decrease in inventories and
       supplies                                     (1,693)               355
   Increase in prepaid expenses                     (3,185)            (1,926)
   Increase in other assets                         (2,506)            (1,259)
   Decrease in income taxes payable                 (1,120)              (236)
   Increase in retirement plans accrual                812              1,137
   Increase  in insurance claims liability           3,229              2,011
   Decrease in accounts payable and other
      accrued liabilities                           (1,904)            (1,439)
- --------------------------------------------------------------------------------
Total Adjustments to net income                    (13,201)            (4,647)
- --------------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating
   Activities                                     $ (5,871)          $  4,101
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                          ABM INDUSTRIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly the Company's financial position as of April 30, 1996 and the results of operations and cash flows for the six months then ended.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10K filed for the fiscal year ended October 31, 1995 with the Securities and Exchange Commission.

2.   EARNINGS PER SHARE

     NET INCOME PER COMMON SHARE: Net income per common and common equivalent share, after the reduction for preferred stock dividends in the amount of $256,000 during the six months ended April 30, 1996, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as shown.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. On September 22, 1994, the Company signed a $100 million unsecured revolving credit agreement with a syndicate of U.S. banks. This agreement expires September 22, 1998, and at the Company's option, may be extended one year. The credit facility provides, at the Company's option, interest at the prime rate or IBOR+.45%. This agreement was amended effective May 1, 1995 to increase the facility to $125 million. As of April 30, 1996, the total amount outstanding under this facility was approximately $99 million which was comprised of loans in the amount of $28 million and standby letters of credit of $71 million. The effective interest rate on bank borrowings for the quarter ended April 30, 1996 was approximately 6.5%. This agreement requires the Company to meet certain financial ratios and places some limitations on dividend payments and outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year. On February 13, 1996, the Company entered into a loan agreement with a major U.S. bank which provides a seven-year term loan of $5 million. The Company borrowed this amount on February 29, 1996 at a fixed interest rate of 6.78% with annual payments of principal, in varying amounts, including interest due February 15, 1997 through February 15, 2003.

     In connection with the acquisition of System Parking, the Company assumed a note payable in the amount of $3,818,000. Interest on this note is payable at an annual rate of 9.35% with principal amounts of $636,000 due annually through October 1, 1998. At April 30, 1996, the balance remaining on this note was $1,909,000.

     At April 30, 1996, working capital was $109.0 million, as compared to $95.6 million at October 31, 1995.

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

     These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of the Company's operations, although historically they have not had a material adverse effect on the Company's financial position or its results of operations.

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

ACQUISITIONS AND DISPOSITIONS

     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

     Effective November 1, 1995, the Company's ABM Janitorial Services Division acquired substantially all of the maintenance service contracts from Corporate Custodial of America of San Diego, California for a cash downpayment made at the time of closing plus annual contingent payments based upon the gross profit of acquired contracts to be made over a four-year period. For the fiscal year ending October 31, 1996, this acquisition is expected to add approximately $3.5 million in revenues for ABM Janitorial Services' Southwest Region which is based in Los Angeles.

     Effective April 1, 1996, the Company's ABM Janitorial Division acquired the maintenance service contracts of Al-Brite Janitorial Services of Tucson, Arizona for a cash downpayment made at the time of closing plus annual contingent payments based upon the gross profit of acquired contracts to be made over a four year period. For the fiscal year ending October 31, 1996, this acquisition is also expected to add approximately $870,000 to revenues of ABM Janitorial's Southwest Region.

     Two additional acquisitions were consummated after the close of the quarter ended April 30, 1996. The maintenance and security contracts of CBM Industries of Minneapolis, Minnesota were acquired effective May 1, 1996, and are expected to contribute approximately $9.5 million in janitorial service revenues and $4 million in security service revenues annually. The maintenance service contracts of Total Building Services of Detroit, Michigan were acquired effective June 1, 1996, and are expected to contribute approximately $13 million in janitorial service revenues annually. The terms of purchase for both these acquisitions were cash down payments made at the time of closing plus annual contingent payments based on the gross profit of acquired contracts to be made over a four year period for Total Building Services and a five year period for CBM Industries.


RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and second quarter which end on October 31 and April 30, respectively.

SIX MONTHS ENDED APRIL 30, 1996 VS. SIX MONTHS ENDED APRIL 30, 1995

     Revenues and other income (hereafter called revenues) for the first six months of fiscal year 1996 were $516 million compared to $466 million in 1995, an 11% increase over the same period of the prior year. The 11% growth in revenues for the first six months of 1996 over the same period of the prior year was attributable to new business and price increases as well as revenues generated from acquisitions.

     Net income for the first six months of 1996 was $8,748,000, an increase of 19%, compared to the net income of $7,330,000 for the first six months of 1995. Based on the increased average number of common and common equivalent shares outstanding, earnings per share rose 13% to 85 cents for the first six months of 1996 compared to 75 cents for the same period in 1995. Cost controls, coupled with the revenue growth, enabled the Company to realize improved earnings. As a percentage of revenues, operating expenses and cost of goods sold increased to 86.6% for the first six months of 1996 compared to 85.9% in 1995. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) was 13.4% compared to the prior year's 14.1% reflecting the stiff competition in the market place faced generally by most of the Company's divisions and the impact from certain larger Ampco System
Division contracts which have lower gross profit percentages.

     Selling and administrative expense for the first six months of fiscal year 1996 was $52.2 million compared to $50.9 million for the corresponding six months of fiscal year 1995. As a percentage of revenues, selling and administrative expense decreased from 10.9% for the six months ended April 30, 1995, to 10.1% for the same period in 1996 primarily as a result of management's cost containment measures. The increase in the dollar amount of selling and administrative expense for the six months ended April 30, 1996, compared to the same period in 1995, is primarily due to expenses necessary for growth and to a lesser extent various expenses associated with acquisitions.

     Interest expense was $1,697,000 for the first six months of fiscal year 1996 compared to $2,034,000 in 1995, a decrease of $337,000 over the same period of the prior fiscal year. Interest expense was higher in 1995 primarily due to the interest paid on fully accrued state and federal taxes.

     The pre-tax income for the first six months of 1996 was $15,347,000 compared to $12,638,000, an increase of 21% over the corresponding period in 1995. The growth in pre-tax income outpaced the revenue growth for the first half of 1996 due primarily to benefits arising from the realization of certain operating consolidation economies related to recent acquisitions and partly due to lower selling and administrative expenses as a percentage of revenues resulting from management's continued cost containment efforts.

     The effective income tax rates for the first six months of fiscal years 1996 and 1995 were 43% and 42%, respectively. The higher rate in the current year reflects the loss of certain tax credits and higher non-deductible expenses.

     The results of operations from the Company's three industry segments and its eight operating divisions for the six months ended April 30, 1996, as compared to the six months ended April 30, 1995, are more fully described below:

     Revenues of the Janitorial Divisions segment, which includes ABM Janitorial Services and Easterday Janitorial Supply, for the first six months of fiscal year 1996 were $287 million, an increase of approximately $39 million, or 16% over the first six months of fiscal 1995, while its operating profits increased by 24% over the comparable period in 1995.
     This segment accounted for approximately 56% of the Company's total revenues for the first half of the 1996 fiscal year. ABM Janitorial Services' revenues increased by 16% during the first six months of fiscal year 1996 as compared to the same period in 1995 both as a result of acquisitions made during fiscal year 1995 and the first six months of 1996, as well as internal revenue growth throughout the majority of its regions
     except the Canadian and Mid Atlantic Regions.   This Division's operating
     profits increased 24%
     when compared to the same period last year. The increase in operating profits is principally due to the revenue increase, as well as cost controls of its selling and administrative expenses. Easterday Janitorial Supply Division's revenue for the first six months increased by approximately 15% compared to the same period in 1995 generally due to a volume increase by obtaining new customers, particularly in the Los Angeles metropolitan market. Operating profits increased 18% due to the increase in sales volume and an effective cost containment of selling and administrative expenses.

     Revenues of the Public Services Divisions segment, which includes Ampco System Parking and American Commercial Security Services (also known as ABM Security Services), for the first six months of 1996 were approximately $108 million, an 11% increase over the same period in fiscal year 1995.
     The Public Services Divisions segment accounted for approximately 21% of the Company's revenues. The operating profits of this segment increased by 13% as both its divisions posted higher profits when compared to the first six months of the prior year. Ampco System Parking Division's revenues increased by 5% and its profits increased 17% during the first six months of fiscal year 1996. The increase in revenues resulted primarily from the inclusion of an acquisition made in January 1995 that reflects six months of operations in 1996 versus only four months in 1995. The revenues also increased from higher sales reported by most of its regions. An impressive operating profit increase was due to contributions made by its airport operations and the acquisition made in January 1995. American Commercial Security Services reported an increase in revenues of 22% and its profits were up by 7% in the first six months of 1996 compared to the same period of 1995. The revenue growth was largely due to new business, particularly in the Southern California and South Central Regions, as well as expanding services to existing customers. The increase in operating income did not keep pace with the increase in revenues during the first six months of 1996 when compared to the same period in 1995, due to continued market pressure on prices which reduced margins.

     The Company's Technical Services Divisions segment includes Amtech Engineering, Amtech Elevator, Amtech Lighting and CommAir Mechanical Services. This segment reported revenues of $121 million, which represent approximately 23% of the Company's revenues for the first six months of fiscal year 1996. Revenues were virtually flat compared to the same period last year, primarily due to a decrease in revenues reported by its Amtech Elevator Services Division which offset increased revenues in its other divisions. Operating profit of this segment decreased 8% compared to the first six months of fiscal year 1995 also due to its Elevator Division. Amtech Engineering Services Division's revenues increased by 11% and it reported a 24% increase in operating profits the first six months of 1996 compared to the same period in 1995. Revenue increases generally were recorded by all its regions primarily reflecting sales to new customers. The increase in operating profits resulted from increased revenues and reductions in insurance expenses and offset by a smaller increase in selling and administrative expenses. Revenues for the Amtech Elevator Services Division were down by 13% for the first six months of fiscal year 1996 compared to the same period in 1995 largely due to management's decision to phase out the construction business and to concentrate on the maintenance and repair sector. The Division's operating profit declined 57% for the first six months compared to the corresponding period in fiscal year 1995 primarily due to lower gross margins from its maintenance and repair jobs. Profits were also negatively impacted by losses suffered by its Mexican subsidiary due to a weak market for its products in Mexico. The Amtech Lighting Services Division posted a very modest increase in revenues due to decreases in larger installation contracts. Operating profits decreased by 17% during the first six months of fiscal year 1996 because its gross margin percentage declined mainly due to higher material costs and the increase in subcontracting expenses in market areas where the Division does not have operating branches. Increased selling and administrative expenses associated with wages and related costs also contributed to the decline in gross margin. CommAir Mechanical Services Division's operating profits for the first six months of 1996 increased by 4% while the revenues increased by 12% resulting primarily from additional retrofit projects, as well as increased maintenance service revenues. A relatively lower increase in operating profits for the current year quarter was a result of the lower margins on larger retrofit projects.


THREE MONTHS ENDED APRIL 30, 1996 VS. THREE MONTHS ENDED APRIL 30, 1995

     Revenues and other income for the second quarter of fiscal year 1996 were $262 million compared to $234 million in 1995, a 12% increase over the same quarter of the prior year. The growth in revenues for the second quarter of 1996 over the same quarter of the prior year was attributable to volume and price increases as well as revenues generated from acquisitions. As a percentage of revenues, operating expenses and cost of goods sold increased slightly from 85.7% for the second quarter of 1995 compared to 86.5% in 1996. Consequently, as a percentage of revenues, the Company's gross profit decreased to 13.5% from the prior year's second quarter at 14.3% due to strong competition and continued pricing pressures faced by several of its divisions in the market place.

     Selling and administrative expense for the second quarter of fiscal year 1996 was $26.2 million compared to $25.3 million in the second quarter of 1995, an increase of $900,000 or 3.6%, compared to the corresponding three months of fiscal year 1995. As a percentage of revenues, selling and administrative expense decreased from 10.8% for the three months ended April 30, 1995, to 10.0% for the same period in 1996 primarily as a result of management's continued efforts to contain selling and administrative expenses. The cost containment efforts by management resulted in only a 3.6% increase in selling and administrative expenses when compared to a 12% revenue increase for the current quarter.

     Interest expense was $848,000 for the second quarter of fiscal year 1996 compared to $1,293,000 in 1995, a decrease of $445,000 from the same period of the prior fiscal year. The interest expense for the prior year quarter was higher mainly due to interest paid on tax payments to federal and state tax authorities on fully accrued income taxes.

     The effective income tax rate for the second three months of 1996 was 43% compared to 42% in 1995. The higher rate in the current quarter reflects the loss of certain tax credits and higher non-deductible expenses.

     Net income for the second quarter of 1996 was $4,700,000, an increase of 19%, compared to the net income of $3,943,000 for the second quarter of 1995. Cost controls, coupled with the revenue growth, enabled the Company to realize improved earnings. On an increased average number of common and common equivalent shares outstanding, earnings per share rose 13% to 45 cents for the second quarter of 1996 compared to 40 cents for the same period in 1995.

     The results of operations from the Company's three industry segments and its eight operating divisions for the three months ended April 30, 1996, as compared to the three months ended April 30, 1995, are more fully described below:

     Revenues of the Janitorial Divisions segment for the second quarter of fiscal year 1996 were $146 million, an increase of approximately $22 million or 17%, over the second quarter of fiscal 1995, while its operating profits increased by 23% over the comparable quarter of 1995. Janitorial Divisions accounted for approximately 56% of the Company's revenues for the current quarter. ABM Janitorial Services' revenues increased 18% during the second quarter of fiscal year 1996 compared to the same quarter of 1995, due to both acquisitions made during the second half of fiscal year 1995 and the first half of 1996, as well as revenue growth throughout the majority of its regions. The Division's operating profits increased 23% when compared to the same period last year. In comparison with the 18% revenue increase, a higher 23% increase in operating profits is principally due to selling and administrative costs which increased only 2%.

     Easterday Janitorial Supply Division's second quarter revenues increased by approximately 15% compared to the same quarter in 1995 generally due to an increase in new customers. An increase of 35% in operating profits results from a higher sales volume, containment of selling and administrative expenses, and partially offset by slightly lower gross profit margins.

     Revenues of the Public Services Divisions segment for the second quarter of 1996 were approximately $54 million, an 8% increase over the same quarter of fiscal year 1995. The Public Services Divisions segment accounted for approximately 21% of the Company's revenues. The operating profits of this segment were down by 4% due to lower operating profits of both American Commercial Security Services and Ampco System Parking Division. American Commercial Security Services reported an increase in revenues of 19% but its profits were down 2% in the second quarter of 1996 compared to the same period of 1995. The revenue growth was largely due to increased sales to several large customers and increases posted by its South Central and Southern California Regions. Benefits from revenue gains were more than offset by competitive market conditions that eroded the gross margins historically realized by this Division which negatively impacted the operating profits. Higher selling and administrative expenses necessitated by the business growth also have a negative impact on the Division's profit. Ampco System Parking Division's revenues increased by 2% while its profits decreased 5% during the second quarter of fiscal year 1996. The increase in revenues resulted from increased visitor parking. Operating profits were down primarily due to higher insurance and legal expenses.

     The Company's Technical Services Divisions segment reported revenues of $62 million, which represent approximately 24% of the Company's revenues for the second quarter of fiscal year 1996, an increase of approximately 3% over the same quarter of last year. This segment's profit increased 3% for the second quarter of 1996 when compared to the second quarter of fiscal year 1995, with two divisions reporting profit increases offset by two with profit decreases. Amtech Engineering Services Division's revenues increased by 11% and it reported a 27% increase in operating profits the second quarter of 1996 compared to the same period in 1995. Revenue increases generally were due to large gains in new business in the Northern California and Northeast regions. The increase in operating profits resulted from increased revenues and reductions in insurance expense, offset by slightly higher selling and administrative expenses. Revenues for the Amtech Elevator Services Division were flat for the second quarter of fiscal year 1996 compared to the same quarter of 1995 largely due to management's decision to allocate the Division's resources to its repair and service maintenance business rather than obtaining lower margin construction contracts. The Elevator Division's operating profit for the second quarter of 1996 decreased 21% compared to the corresponding quarter of fiscal year 1995 primarily due to lower gross margins from its maintenance and repair jobs and losses reported by its Mexican subsidiary. Amtech Lighting Services Division reported a slight decline in revenues, due to a decrease in installment/energy management business. Operating profit declined 10% compared to the same period of the prior year, primarily due to increases in selling and administrative expenses, mostly wages and related costs, as well as a small decrease in gross margin percentage. CommAir Mechanical Services Division's operating profits for the second quarter of 1996 increased by 5% on a revenue increase of 4%. Revenues increased during the second quarter of 1996 largely due to a significant increase in service contract sales. Improved sales accounted for the profit increase, offset slightly by lower gross margins, particularly on installation and water treatment projects.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders.

     a) The Annual Meeting of Stockholders was held on March 19, 1996.

     b) The following directors nominated by management were elected by a vote of stockholders: Maryellen B. Cattani, Esq., John F. Egan, Charles T. Horngren and Boniface A. Zaino.

The following directors remained in office: Luke S. Helms, Henry L. Kotkins, Jr., Martinn H. Mandles, Sydney J. Rosenberg, Theodore Rosenberg, William W. Steele, William E. Walsh.

     c) Proposal 1 - Election of Directors

                                            Against
                                               or                      Broker
 Nominee:                        For        Withheld    Abstentions   Nonvotes

 Maryellen B. Cattani, Esq.   7,559,234     152,555          0           0
 John F. Egan                 7,563,212     148,577          0           0
 Charles T. Horngren          7,563,413     148,376          0           0
 Boniface A. Zaino            7,563,021     148,768          0           0


     d) Proposal 2 - Amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock.

     For: 6,110,271    Against: 1,571,230    Abstain: 25,588
     Broker Nonvotes: 4,700

     e) Proposal 3 - Amendment to the Company's 1984 Executive Stock Option
Plan.

     For: 5,065,196    Against: 1,696,758    Abstain: 321,056
     Broker Nonvotes: 628,779

     f) Proposal 4 - Amendment to the Company's 1985 Employee Stock Purchase
Plan.

     For: 6,203,280    Against: 565,556      Abstain: 314,674
     Broker Nonvotes: 628,279

     g) Proposal 5 - Amendments to the Company's 1987 Stock Option Plan.

     For: 4,987,444    Against: 1,773,951    Abstain: 321,015
     Broker Nonvotes: 629,379

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit  3.1 -    Certificate of Incorporation, as amended

          Exhibit 10.2 -    1985 Employee Stock Purchase Plan, as amended
                            effective December 19, 1995

          Exhibit 10.4 -    1984 Executive Stock Option Plan, as amended
                            effective December 19, 1995

          Exhibit 10.13 -   1987 Stock Option Plan, as amended effective
                            December 19, 1995

          Exhibit 27.1 -    Financial Data Schedule

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated


June 13, 1996                           /s/ David H. Hebble
- -------------               -----------------------------------------------
                              Vice President, Principal Financial Officer