Form 10-Q
period 1996-07-31
ABM INDUSTRIES INC /DE/
filed 1996-09-13
CIK 771497

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                    FORM 10 Q

(Mark One)
     X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    ---                       EXCHANGE  ACT OF 1934

                  For the quarterly period ended JULY 31, 1996
                                                 -------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    ---                       EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    ---------

                         Commission file Number   1-8929
                                                  ------


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
Yes  X     No
    ---       ---

Number of shares of Common Stock outstanding as of July 31, 1996:  19,338,278
                                                                   ----------

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


- -------------------------------------------------------------------------------------------------------
                                                                      OCTOBER 31,          JULY 31,
 ASSETS:                                                                 1995                1996
- -------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
 CURRENT ASSETS:
    Cash and cash equivalents                                         $    1,840          $    1,761
    Accounts and other receivables, net                                  152,698             167,330
    Notes and other receivables                                            5,377               6,366
    Inventories and supplies                                              19,389              16,676
    Deferred income taxes                                                 11,429              12,167
    Prepaid expenses                                                      19,134              21,107
- -------------------------------------------------------------------------------------------------------
       Total current assets                                              209,867             225,407
- -------------------------------------------------------------------------------------------------------

 INVESTMENTS AND LONG-TERM RECEIVABLES                                     5,988              15,772

 PROPERTY, PLANT AND EQUIPMENT, AT COST:
    Land and buildings                                                     6,365               4,248
    Transportation and equipment                                           9,825               9,981
    Machinery and other equipment                                         37,076              38,678
    Leasehold improvements                                                 8,382               8,954
- -------------------------------------------------------------------------------------------------------
                                                                          61,648              61,861
 Less accumulated depreciation and amortization                          (39,001)            (38,925)
- -------------------------------------------------------------------------------------------------------
 Property, plant and equipment, net                                       22,647              22,936
- -------------------------------------------------------------------------------------------------------
 INTANGIBLE ASSETS                                                        69,279              76,569
 DEFERRED INCOME TAXES                                                    18,745              20,528
 OTHER ASSETS                                                              8,447               9,507
- -------------------------------------------------------------------------------------------------------

                                                                      $  334,973          $  370,719
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

- -------------------------------------------------------------------------------------------------------
                                                                      OCTOBER 31,          JULY 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY:                                   1995                1996
- -------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
 CURRENT LIABILITIES:
    Current  portion of long-term debt                                $      679          $      902
    Bank overdraft                                                         5,361               1,751
    Accounts payable, trade                                               25,453              26,027
    Income taxes payable                                                   2,270               1,835
    Accrued Liabilities:
       Compensation                                                       25,595              27,773
       Taxes - other than income                                          10,725              11,619
       Insurance claims                                                   27,532              29,985
       Other                                                              16,625              18,535
- -------------------------------------------------------------------------------------------------------
          Total current liabilities                                      114,240             118,427
- -------------------------------------------------------------------------------------------------------
 LONG-TERM DEBT (LESS CURRENT PORTION)                                    22,575              36,314
 RETIREMENT PLANS                                                          7,627               9,136
 INSURANCE CLAIMS                                                         42,345              43,288

 SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
     PREFERRED STOCK                                                       6,400               6,400

 STOCKHOLDERS' EQUITY:
 Preferred stock, $0.1 par value, 500,000
    shares authorized;  none issued                                            -                   -


 Common stock, $.01 par value, 28,000,000 shares
   authorized; 18,732,000 and 19,338,000 shares
   issued and outstanding at October 31, 1995
   and July 31, 1996, respectively                                            94                  97

  Additional capital                                                      40,627              46,611
  Retained earnings                                                      101,065             110,446
- -------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                     141,786             157,154
- -------------------------------------------------------------------------------------------------------

                                                                      $  334,973          $  370,719
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------


                 See Notes to Consolidated Financial Statements

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                     (In Thousands Except per Share Amounts)

- ---------------------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                             JULY 31                                  JULY 31
                                                     1995                1996                1995                1996
- ---------------------------------------------------------------------------------------------------------------------------
 REVENUES AND OTHER INCOME                        $  245,792          $  281,911          $  712,250          $  798,381

 EXPENSES:
    Operating Expenses and Cost of Goods Sold        212,467             244,601             613,379             691,837
    Selling and Administrative                        23,817              25,717              74,691              77,907
    Interest                                             870               1,004               2,904               2,701
- ---------------------------------------------------------------------------------------------------------------------------
       Total Expenses                                237,154             271,322             690,974             772,445
- ---------------------------------------------------------------------------------------------------------------------------

 INCOME BEFORE INCOME TAXES                            8,638              10,589              21,276              25,936

 INCOME TAXES                                          3,628               4,553               8,936              11,152

- ---------------------------------------------------------------------------------------------------------------------------
 NET INCOME                                       $    5,010          $    6,036          $   12,340          $   14,784
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------

 EARNINGS PER COMMON SHARE                        $     0.26          $     0.29          $     0.63          $     0.72

 DIVIDENDS PER COMMON SHARE                       $    0.075          $   0.0875          $    0.225          $   0.2625

 AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                    19,254              20,478              18,994              20,129



                 See Notes to Consolidated Financial Statements

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JULY 31, 1995 AND 1996
                                 (In Thousands)

- -------------------------------------------------------------------------------------------------------
                                                                       JULY 31,            JULY 31,
                                                                         1995                1996
- -------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                      $  699,896          $  778,468
    Other operating cash receipts                                          2,011               1,871
    Interest received                                                        384                 327
    Cash paid to suppliers and employees                                (680,991)           (749,376)
    Interest paid                                                         (3,185)             (2,893)
    Income taxes paid                                                    (11,985)            (14,116)
- -------------------------------------------------------------------------------------------------------
   Net cash provided by operating
      activities                                                           6,130              14,281
- -------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                            (7,254)             (8,458)
    Proceeds from sale of assets                                             337                 343
   (Increase) decrease in investments and
      long-term receivable                                                   240              (5,488)
    Intangible assets acquired                                           (10,958)            (11,694)
- -------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                (17,635)            (25,297)
- -------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued                                                    3,742               5,987
    Dividends paid                                                        (4,528)             (5,402)
    Increase (Decrease) in cash overdraft                                      0              (3,610)
    Increase (Decrease) in notes payable                                      (4)                223
    Long-term borrowings                                                  57,000              97,777
    Repayments of long-term borrowings                                   (51,031)            (84,038)
- -------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                              5,179              10,937
- -------------------------------------------------------------------------------------------------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                (6,326)                (79)
 CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                               7,368               1,840
- -------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS END OF PERIOD                              $    1,042          $    1,761
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JULY 31, 1995 AND 1996
                                 (In Thousands)

- -------------------------------------------------------------------------------------------------------
                                                                       JULY 31,            JULY 31,
                                                                         1995                1996
- -------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

Net Income                                                             $  12,340           $  14,784

Adjustments:
   Depreciation and amortization                                           8,331               9,755
   Provision for bad debts                                                 1,117               1,240
   Gain on sale of assets                                                    (99)               (196)
   Deferred income taxes                                                  (3,165)             (2,521)
   Increase in accounts and other receivables                            (10,284)            (16,071)
   (Increase)decrease in inventories and
       supplies                                                           (2,159)                332
   Increase in prepaid expenses                                           (3,330)             (1,981)
   Increase in other assets                                               (3,113)             (1,060)
   Increase (decrease) in income taxes payable                               116                (443)
   Increase in retirement plans accrual                                    1,145               1,509
   Increase  in insurance claims liability                                 5,038               3,396
   Increase (decrease) in accounts payable and
      other accrued liabilities                                              193               5,537
- -------------------------------------------------------------------------------------------------------
Total Adjustments to net income                                           (6,210)               (503)
- -------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating
   Activities                                                         $    6,130          $   14,281
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------



                 See Notes to Consolidated Financial Statements

                          ABM INDUSTRIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly the Company's financial position as of July 31, 1996 and the results of operations and cash flows for the nine months then ended. These adjustments are of a normal, recurring nature.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10K filed for the fiscal year ended October 31, 1995 with the Securities and Exchange Commission.

2.   STOCK SPLIT

     On June 18, 1996, the Board of Directors approved a two for one stock split, payable to owners of record at the close of business on July 15, 1996. The share and per share information in the financial statements has been retroactively restated to reflect the increased number of shares. The stated par value per share remained at $.01 per share.

3.   EARNINGS PER SHARE

     Net Income per Common Share: Net income per common and common equivalent share, after the reduction for preferred stock dividends in the amount of $384,000 during the nine months ended July 31, 1996, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as shown.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. On September 22, 1994, the Company signed a $100 million unsecured revolving credit agreement with a syndicate of U.S. banks. This agreement expires September 22, 1998, and at the Company's option, may be extended one year. The credit facility provides, at the Company's option, interest at the prime rate or IBOR+.45%. This agreement was amended effective May 1, 1995 to increase the facility to $125 million. As of July 31, 1996, the total amount outstanding under this facility was approximately $97 million which was comprised of loans in the amount of $30 million and standby letters of credit of $67 million. The effective interest rate on bank borrowings for the quarter ended July 31, 1996 was approximately 6.9%. This agreement requires the Company to meet certain financial ratios and places some limitations on dividend payments and outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year. On February 13, 1996, the Company entered into a loan agreement with a major U.S. bank which provides a seven-year term loan of $5 million. The Company borrowed this amount on February 29, 1996 at a fixed interest rate of 6.78% with annual payments of principal, in varying amounts, including interest due February 15, 1997 through February 15, 2003.

     At July 31, 1996, working capital was $107.0 million, as compared to $95.6 million at October 31, 1995.

EFFECT OF INFLATION

     The low rates of inflation experienced in recent years had no material impact on the financial statements of the Company. The Company attempts to recover inflationary costs by increasing sales prices to the extent permitted by contracts and competition.

ENVIRONMENTAL MATTERS

     The nature of the Company's operations, primarily services, would not ordinarily involve it in environmental contamination. However, the Company's operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances.

     These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of the Company's operations, although historically they have not had a material adverse effect on the Company's financial position or its results of operations.

     The Company is currently involved in three proceedings relating to environmental matters: one involving alleged potential groundwater contamination at a Company facility in Florida; one involving alleged soil contamination at a former Company facility in Arizona; and, one involving a claim under Proposition 65 in California relating to an alleged failure to post statutory notice in Company managed parking garages. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse affect on the Company's financial position or its results of operations.

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

     Effective April 1, 1996, the Company's ABM Janitorial Division acquired the maintenance service contracts of Al-Brite Janitorial Services of Tucson, Arizona for a cash downpayment made at the time of closing plus annual contingent payments based upon the gross profit of acquired contracts to be made over a four year period. For the fiscal year ending

October 31, 1996, this acquisition is also expected to add approximately $870,000 to revenues of ABM Janitorial's Southwest Region.The maintenance and security contracts of CBM Industries of Minneapolis, Minnesota were acquired effective May 1, 1996, and are expected to contribute approximately $9.5 million in janitorial service revenues and $4 million in security service revenues annually, or approximately $4.7 million in the combined revenues for the year ending October 31, 1996. The terms of purchase for this acquisition were a cash down payment made at the time of closing plus annual contingent payments based on the gross profit of acquired contracts to be made over a four year period.

     The maintenance service contracts of Total Building Services of Detroit, Michigan were acquired effective June 1, 1996, and are expected to contribute approximately $13 million in janitorial service revenues annually, or approximately $5.4 million in the year ending October 31, 1996. The terms of purchase for this acquisition were a cash down payment made at the time of closing plus annual contingent payments based on the gross profit of acquired contracts to be made over a five year period.

     The maintenance service contracts of Marathon Cleaners, Incorporated of Nashville, Tennessee were acquired effective August 1, 1996, and are expected to contribute approximately $1.4 million in janitorial service revenues annually, or approximately $340,000 in the year ending October 31, 1996. The terms of purchase for this acquisition were a cash downpayment made at the time of closing plus annual contingent payments to be made over a five year period, based on the gross profit of the acquired contracts.

     Effective June 1, 1996, the Company disposed of its Mexican subsidiary, Internacional de Elevadores, S.A. de C.V. to an unrelated investment group. The terms of the closing agreement called for a cash downpayment and a note payable over a period of ten years. Prior to the sale, this subsidiary contributed $2.2 million in revenues for the seven months ended May 31, 1996.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and third quarter which end on October 31 and July 31, respectively.

NINE MONTHS ENDED JULY 31, 1996 VS. NINE MONTHS ENDED JULY 31, 1995

     Revenues and other income (hereafter called revenues) for the first nine months of fiscal year 1996 were $798 million compared to $712 million in 1995, a 12% increase over the same period of the prior year. This growth in revenues for the first nine months of 1996 over the same period of the prior year was attributable to new business and price increases as well as revenues of approximately $17 million generated from acquired businesses.

     Net income for the first nine months of 1996 was $14,784,000, an increase of 20%, compared to the net income of $12,340,000 for the first nine months of 1995. Based on the increased average number of common and common equivalent shares outstanding, earnings per share rose 14% to 72 cents for the first nine months of 1996 compared to 63 cents for the same period in 1995. Cost controls, coupled with the revenue growth and economies of scale, enabled the Company to realize improved earnings. As a percentage of revenues, operating expenses and cost of goods sold increased to 86.7% for the first nine months of 1996 compared to 86.1% in 1995. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) was 13.3% compared to the prior year's 13.9%, reflecting the stiff competition in the market place faced generally by most of the Company's divisions particularly with larger contracts which often have lower gross profit percentages.

     Selling and administrative expense for the first nine months of fiscal year 1996 was $77.9 million compared to $74.7 million for the corresponding nine months of fiscal year 1995. As a percentage of revenues, selling and administrative expense decreased from 10.5% for the nine months ended July 31, 1995, to 9.8% for the same period in 1996 primarily as a result of management's cost containment measures. The increase in the dollar amount of selling and administrative expense for the nine months ended July 31, 1996, compared to the same period in 1995, is primarily due to expenses necessary for growth and to a lesser extent various expenses associated with acquisitions.

     Interest expense was $2,701,000 for the first nine months of fiscal year 1996 compared to $2,904,000 in 1995, a decrease of $203,000 over the same period of the prior fiscal year. Interest expense was higher in 1995 primarily due to the interest paid on fully accrued state and federal taxes.

     The pre-tax income for the first nine months of 1996 was $25,936,000 compared to $21,276,000, an increase of 22% over the corresponding period in 1995. The growth in pre-tax income outpaced the revenue growth for the first three quarters of 1996 due primarily to benefits arising from the realization of certain operating consolidation economies related to recent acquisitions and partly due to lower relative selling and administrative expenses.

     The effective income tax rates for the first nine months of fiscal years 1996 and 1995 were 43% and 42%, respectively. The higher rate in the current year reflects the loss of certain tax credits and higher non-deductible expenses.

     The results of operations from the Company's three industry segments and its eight operating divisions for the nine months ended July 31, 1996, as compared to the nine months ended July 31, 1995, are more fully described below:

     Revenues of the Janitorial Divisions segment, which includes ABM Janitorial Services and Easterday Janitorial Supply, for the first nine months of fiscal year 1996 were $446 million, an increase of approximately $68 million, or 18% over the first nine months of fiscal 1995, while its operating profits increased by 20% over the comparable period in 1995.
     This segment accounted for approximately 56% of the Company's total revenues for the first nine months of the 1996 fiscal year. ABM JANITORIAL SERVICES' revenues increased by 18% during the first nine months of fiscal year 1996 as compared to the same period in 1995 both as a result of acquisitions, as well as internal revenue growth throughout the majority of
     its regions except the Canadian and Mid Atlantic Regions.   This Division's
     operating profits increased 20% when compared to the same period last year. The increase in operating profits is principally due to the revenue increase, as well as cost controls of its selling and administrative expenses. EASTERDAY JANITORIAL SUPPLY DIVISION'S revenue for the first nine months increased by approximately 11% compared to the same period in 1995 generally due to obtaining new customers, particularly through outside broker sales in its Los Angeles metropolitan market. Operating profits increased 9% due to the increase in sales volume and an effective cost management of expenses, although offset somewhat by lower margins on the Division's outside broker sales.

     Revenues of the Public Services Divisions segment, which includes Ampco System Parking and American Commercial Security Services (also known as ABM Security Services), for the first nine months of 1996 were approximately $166 million, an 11% increase over the same period in fiscal year 1995.
     The Public Services Divisions segment accounted for approximately 21% of the Company's revenues. The operating profits of this segment increased by 9% as both its divisions posted higher profits when compared to the first nine months of the prior year. AMERICAN COMMERCIAL SECURITY SERVICES reported an increase in revenues of 21% and its profits were up by 8% in the first nine months of 1996 compared to the same period of 1995. The revenue growth was largely due to new business, particularly in the Southern California and South Central Regions, the acquisition in Minneapolis, as well as expanding services to existing customers. The increase in operating income did not keep pace with the increase in revenues during the first nine months of 1996 when compared to the same period in 1995, due to continued market pressure on prices which reduced margins. AMPCO SYSTEM PARKING DIVISION'S revenues increased by 4% and its profits increased 10% during the first nine months of fiscal year 1996. The increase in revenues resulted primarily from airport operations and its parking operations in Seattle and Denver. The operating profit increase was due to sales increases, particularly its airport operations, and the acquisition made in January 1995.

     The Company's Technical Services Divisions segment includes Amtech Engineering, Amtech Elevator, Amtech Lighting and CommAir Mechanical Services. This segment reported revenues of $185 million, which represent approximately 23% of the Company's revenues for the first nine months of fiscal year 1996. Revenues were virtually flat compared to the same period last year, primarily due to a decrease in revenues reported by its Amtech Elevator Services Division which offset increased revenues in its other divisions. Operating profit of this segment decreased 6% compared to the first nine months of fiscal year 1995 also due to its Elevator Division. AMTECH ENGINEERING SERVICES DIVISION'S revenues increased by 10% and it reported a 24% increase in operating profits the first nine months of 1996 compared to the same period in 1995. Revenue increases were recorded by nearly all its regions primarily reflecting sales to new customers, particularly in its Northeast and Northern California Regions. The increase in operating profits resulted from increased revenues and reductions in insurance expenses, offset by a smaller increase in selling and administrative expenses. Revenues for the AMTECH ELEVATOR SERVICES DIVISION were down by 9% for the first nine months of fiscal year 1996 compared to the same period in 1995 largely due to management's decision to phase out the construction business and to concentrate on the maintenance and repair sector. The Division's operating profit declined 69% for the first nine months compared to the corresponding period in fiscal year 1995 partly due to lower gross margins from its maintenance and repair jobs. However profits were negatively impacted by losses incurred by its Mexican subsidiary due to a weak market for its products in Mexico. Effective June 1, 1996 the Mexican subsidiary was sold for cash and notes. In connection with this sale, additional losses were incurred related to inventory adjustments. Although not significant to the Company as a whole, this subsidiary has had a substantial negative impact on the Elevator Division during the past year. The AMTECH LIGHTING SERVICES DIVISION revenues were basically flat due to decreases in larger installation contracts.
     Operating profits were also flat during the first nine months of fiscal year 1996 primarily because of higher insurance costs. COMMAIR MECHANICAL SERVICES DIVISION'S operating profits for the first nine months of 1996 increased by 6% while the revenues increased by 10% resulting primarily from sales related to energy management, as well as increased maintenance service revenues. A relatively lower increase in operating profits for the current year quarter was a result of the lower margins on larger retrofit projects and energy management sales.


THREE MONTHS ENDED JULY 31, 1996 VS. THREE MONTHS ENDED JULY 31, 1995

     Revenues and other income for the third quarter of fiscal year 1996 were $282 million compared to $246 million in 1995, a 15% increase over the same quarter of the prior year. The growth in revenues for the third quarter of 1996 over the same quarter of the prior year was attributable to new business and price increases as well as revenues of approximately $8 million generated from acquisitions. As a percentage of revenues, operating expenses and cost of goods sold increased slightly from 86.4% for the third quarter of 1995 compared to 86.8% in 1996. Consequently, as a percentage of revenues, the Company's gross profit decreased to 13.2% from the prior year's third quarter at 13.6% due to strong competition and continued pricing pressures faced by several of its divisions in the market place.

     Selling and administrative expense for the third quarter of fiscal year 1996 was $25.7 million compared to $23.8 million in the third quarter of 1995, an increase of $1.9 million or 8.0%, compared to the corresponding three months of fiscal year 1995. As a percentage of revenues, selling and administrative expense decreased from 9.7% for the three months ended July 31, 1995, to 9.1% for the same period in 1996 primarily as a result of management's continued efforts to contain selling and administrative expenses. The cost containment efforts by management resulted in the smaller 8% increase in selling and administrative expenses when compared to a 15% revenue increase for the current quarter.

     Interest expense was $1,004,000 for the third quarter of fiscal year 1996 compared to $870,000 in 1995, an increase of $134,000 from the same period of the prior fiscal year. The interest expense for the current year quarter was higher mainly due to increased borrowings.

     The effective income tax rate for the third three months of 1996 was 43% compared to 42% in 1995. The higher rate in the current quarter reflects the loss of certain tax credits and higher non-deductible expenses.

     Net income for the third quarter of 1996 was $6,036,000, an increase of 20%, compared to the net income of $5,010,000 for the third quarter of 1995. Cost controls, coupled with the revenue growth, enabled the Company to realize improved earnings. On an increased average number of common and common equivalent shares outstanding, earnings per share rose 12% to 29 cents for the third quarter of 1996 compared to 26 cents for the same period in 1995.

     The results of operations from the Company's three industry segments and its eight operating divisions for the three months ended July 31, 1996, as compared to the three months ended July 31, 1995, are more fully described below:

     Revenues of the Janitorial Divisions segment for the third quarter of fiscal year 1996 were $159 million, an increase of approximately $30 million or 23%, over the third quarter of fiscal 1995, while its operating profits increased by 12% over the comparable quarter of 1995. Janitorial Divisions accounted for approximately 56% of the Company's revenues for the current quarter. ABM JANITORIAL SERVICES' revenues increased 24% during the third quarter of fiscal year 1996 compared to the same quarter of 1995, due to both acquisitions, as well as revenue growth throughout the majority of its regions. The Division's operating profits increased 13% when compared to the same period last year. In comparison with the 24% revenue increase, the lower 13% increase in operating profits is principally due to start up costs related to large new contracts with lower profit margins. EASTERDAY JANITORIAL SUPPLY DIVISION'S third quarter revenues increased by approximately 5% compared to the same quarter in 1995 generally due to an increase in new customers. A small decrease of 3% in operating profits results from slightly lower gross profit margins on sales obtained through outside brokers in the Los Angeles market.

     Revenues of the Public Services Divisions segment for the third quarter of 1996 were approximately $58 million, an 9% increase over the same quarter of fiscal year 1995. The Public Services Divisions segment accounted for approximately 21% of the Company's revenues. The operating profits of this segment were up by 5% due to both American Commercial Security Services and Ampco System Parking Division. AMERICAN COMMERCIAL SECURITY SERVICES reported an increase in revenues of 19% and its profits were up 8% in the third quarter of 1996 compared to the same period of 1995. The revenue growth was largely due to the acquisition in Minneapolis, increased sales to several large customers and increases posted by its South Central and Southern California Regions. Benefits from revenue gains were more than offset by competitive market conditions that eroded the historical gross margins realized by this Division thus negatively impacting the operating profits. AMPCO SYSTEM PARKING DIVISION'S revenues increased by 3% while its profits increased 2% during the third quarter of fiscal year 1996. The increase in revenues resulted from increased visitor parking at its airport operations and the parking operations in Seattle and Denver. The increase in operating profits were primarily due to the increase in revenues.

     The Company's Technical Services Divisions segment reported revenues of $65 million, which represent approximately 23% of the Company's revenues for the third quarter of fiscal year 1996, an increase of approximately 3% over the same quarter of last year. This segment's profit decreased 3% for the third quarter of 1996 when compared to the third quarter of fiscal year 1995, due to its Elevator Division. AMTECH ENGINEERING SERVICES DIVISION'S revenues increased by 10% and it reported a 24% increase in operating profits the third quarter of 1996 compared to the same period in 1995. Revenue increases generally were due to large gains in new business in the Northern California and Northeast Regions. The increase in operating profits resulted from increased revenues and reductions in insurance expense, offset by slightly higher selling and administrative expenses. Revenues for the AMTECH ELEVATOR SERVICES DIVISION were slightly lower for the third quarter of fiscal year 1996 compared to the same quarter of 1995 largely due to the sale of its Mexican subsidiary effective June 1, 1996. The Elevator Division's operating profit for the third quarter of 1996 decreased 86% compared to the corresponding quarter of fiscal year 1995 due to additional losses related to inventory adjustments reported by its Mexican subsidiary in connection with its sale. Although not significant to the Company as a whole, the Mexican subsidiary has had a substantial negative impact on the Elevator Division during the past year. AMTECH LIGHTING SERVICES DIVISION reported a slight decline in revenues, due to a decrease in installment/energy management business. Operating profit increased 33% compared to the same period of the prior year, primarily due to a reduction in certain overhead expenses. COMMAIR MECHANICAL SERVICES DIVISION'S operating profits for the third quarter of 1996 increased by 8% on a revenue increase of 7%. Revenues increased during the third quarter of 1996 largely due to a significant increase in energy management sales. Improved sales and slightly lower selling and administrative expenses accounted for the profit increase.

PART II. OTHER INFORMATION


Item 5. Other Information

     On June 18, 1996, the Company's Board of Directors declared a two-for one stock split, payable to stockholders of record at the close of business on July 15, 1996. The certificates for the additional shares were distributed on or about August 5, 1996.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 27.1 - Financial Data Schedule


     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended July 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ABM Industries Incorporated



September 13, 1996                           /s/ David H. Hebble
                                   -------------------------------------------
                                   Vice President, Principal Financial Officer