Form 10-K405
period 1996-10-31
ABM INDUSTRIES INC /DE/
filed 1997-01-28
CIK 771497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of December 31, 1996, nonaffiliates of the registrant beneficially owned shares of the registrant's common stock with an aggregate market value of $283,507,413.

As of December 31, 1996, there were 19,924,767 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

    ABM Industries Incorporated ("ABM") is the largest U.S.-based facility services contractor listed on the New York Stock Exchange. With annual revenues exceeding $1 billion and more than 47,000 employees, ABM and its subsidiaries (the "Company") provide air conditioning, elevator, engineering, janitorial, lighting, parking and security services to thousands of commercial, industrial and institutional customers who outsource these services in hundreds of cities across North America.

    ABM was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909. The Corporate Headquarters of the Company is located at 50 Fremont Street, 26th Floor, San Francisco, California 94105, and its telephone number is 415/597-4500.

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

JANITORIAL                   PUBLIC SERVICE               TECHNICAL
DIVISIONS                    DIVISIONS                    DIVISIONS
--------------------------------------------------------------------------------

American Building            American Commercial          ABM
Maintenance                  Security Services            Engineering
Easterday Janitorial Supply  Ampco System Parking         Services
                                                          Amtech
                                                          Elevator
                                                          Services
                                                          Amtech Lighting
                                                          Services
                                                          CommAir
                                                          Mechanical
                                                          Services

    Additional information relating to the Company's three industry segments appears in Note 15 of Item 8, Financial Statements and Supplementary Data of this Form 10-K. The business activities of the Company's three industry segments and eight operating divisions, as they existed at October 31, 1996, are more fully described below.

JANITORIAL DIVISIONS

    The Janitorial Divisions segment provides janitorial cleaning services as well as janitorial supplies and equipment to its customers. Operating from 78 offices throughout the United States and Canada, this segment accounted for approximately 54%, 53% and 56% of the Company's revenues in the fiscal years ended October 31, 1994, 1995 and 1996, respectively.

         / / AMERICAN BUILDING MAINTENANCE (also known as ABM Janitorial Services) provides a wide range of basic janitorial services for a variety of structures and organizations, including office buildings, industrial plants, banks, department stores, theaters, warehouses, educational and health institutions and airport terminals. Services provided include floor cleaning and finishing, wall and window washing, furniture polishing, rug cleaning, dusting, and other building cleaning services. This Division maintains 72 offices in 32 states, the District of Columbia and two Canadian provinces and operates under thousands of individually negotiated building maintenance contracts, the majority of which are obtained by competitive bidding. Generally, profit margins on maintenance contracts tend to be inversely proportional to the size of the contract. Although many of the Division's maintenance contracts are fixed price agreements, others contain clauses under which the customer agrees to reimburse the Division for the full amount of wages, payroll taxes, insurance premiums and other expenses plus a profit percentage. The majority of the Division's contracts are for one-year periods, contain automatic renewal clauses and are subject to termination by either party upon 30 to 90 days written notice.

         / / EASTERDAY JANITORIAL SUPPLY markets janitorial supplies and equipment through six sales offices located in San Francisco, Los Angeles and Sacramento, California; Portland, Oregon; Reno, Nevada; and Houston, Texas. Easterday has also approved 31 sub-distributors to serve American Building Maintenance in 26 other states and the District of Columbia. Aside from sales to American Building Maintenance, which, in 1996, accounted for approximately 32% of Easterday Janitorial Supply's total revenues, the principal customers for this division are industrial plants, schools, commercial buildings, industrial organizations, transportation terminals, theaters, hotels, retail stores, restaurants, military establishments and janitorial service companies. Among the products sold are paper products, disinfectants, floor cleaners, polishes, glass cleaners, waxes and cleaning equipment. The products sold include a number of nationally advertised brands and, in large part, are manufactured by others. This Division blends certain cleaning agents and waxes which it sells under the Easterday name, but these operations are not significant in relation to Easterday Janitorial Supply as a whole.

PUBLIC SERVICE DIVISIONS

    At October 31, 1996, operations of the Company's Public Service Divisions segment provided parking facility management services and commercial security and investigative services to their customers.

    The Public Service Divisions operated from 42 offices which were located throughout the United States. For the fiscal years ended October 31, 1994, 1995 and 1996, this segment accounted for approximately 20%, 21% and 21%, respectively, of the Company's revenues.

    The two Public Service Divisions are described below:

         / / AMERICAN COMMERCIAL SECURITY SERVICES (also known as "ACSS" and "ABM Security Services") provides security guards and special investigative and security consulting services to a wide range of businesses in the major metropolitan areas of San Francisco, San Diego and Los Angeles, California; Houston, Dallas/Fort Worth, Austin and San Antonio, Texas; Chicago, Illinois; Phoenix, Arizona; Seattle, Washington; Portland, Oregon; New Orleans, Louisiana; Minneapolis, Minnesota; and Salt Lake City, Utah. Much like American Building Maintenance, the majority of this Division's contracts are for one-year periods, contain automatic renewal clauses and are subject to termination by either party upon 30 to 90 days written notice.

         / / AMPCO SYSTEM PARKING operates approximately 1,400 parking lots and garages which are either leased from or managed for third parties. The lease terms generally range from 5 to 10 years and usually contain provisions for renewal options. Leases which expire may continue on a month-to-month basis or are replaced by similar leases. Many leases contain provisions for contingent rentals based on revenues. Ampco System Parking currently operates facilities in 24 states, including seven of the 20 busiest international airports in the U.S.: Denver, Honolulu, Los Angeles, Newark, Orlando, Phoenix and San Francisco.

TECHNICAL DIVISIONS

    The Technical Divisions segment provides its customers with a wide range of elevator, engineering, HVAC (heating, ventilation and air conditioning) and lighting services through its four divisions. The Company believes that the offering of such a wide range of services by an affiliated group provides its customers with an attractive alternative to obtaining the services of a larger number of unrelated individual contractors and/or subcontractors. A number of the Divisions' service contracts are for one to three years and are generally renewed after expiration. This segment's primary market consists of retail and commercial businesses with multiple locations scattered over wide geographic areas. Examples of such customers include high-rise office buildings, bank and savings and loan branch systems, shopping centers, restaurant chains, service stations, supermarkets, and convenience, discount and drug store chains.

    The Technical Divisions operate from 48 offices located in Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Michigan, Minnesota, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, Washington, D.C. , and Wisconsin. For the fiscal years ended October 31, 1994, 1995 and 1996, this segment accounted for approximately 26%, 26% and 23%, respectively, of the Company's revenues.

    Operations of the four Technical Divisions during fiscal year 1996 are described below:

         / / ABM ENGINEERING SERVICES (also known as Amtech Engineering Services) provides building owners and managers with on-site operating engineers to operate, maintain and repair electrical, mechanical, and plumbing systems within a facility. This service is primarily for high-rise office buildings, but customers also include schools, warehouses, factories, shopping malls and universities. ABM Engineering Services maintains five offices, two of which are in California and one each in Chicago, Illinois; Philadelphia, Pennsylvania; and Phoenix, Arizona.

         / / AMTECH ELEVATOR SERVICES installs, maintains and repairs elevators and escalators in major metropolitan areas of California; Dallas and Houston, Texas; Cincinnati, Ohio; Detroit, Michigan; Upper Marlboro, Maryland; Las Vegas, Nevada; Pennsauken, New Jersey; Atlanta, Georgia; Philadelphia, Pennsylvania; Phoenix, Arizona; Denver, Colorado; Chicago, Illinois; and Washington, D.C. Amtech Elevator Services maintains seventeen offices and several parts warehouses, and operates a fleet of radio-equipped service vehicles.

         / / AMTECH LIGHTING SERVICES provides relamping, fixture cleaning and periodic maintenance service to its customers. Amtech Lighting Services also repairs, services, designs and installs outdoor signage. This division maintains seventeen offices, six of which are located in California; and one office in each of Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas; Phoenix, Arizona; Albuquerque, New Mexico; New Orleans, Louisiana; Atlanta, Georgia; Tampa, Florida; and Oklahoma City, Oklahoma. Effective November 1, 1996, this division will also have offices in New York, New York, and Belleville, New Jersey.

         / / COMMAIR MECHANICAL SERVICES installs, maintains and repairs heating, ventilation and air conditioning equipment, and provides energy management services for commercial, industrial and institutional facilities. CommAir Mechanical Services maintains ten offices, nine of which are located in California, and one in Phoenix, Arizona.

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

MARKETING AND SALES

    The Company's marketing efforts are conducted by its corporate, division, regional and branch offices. Sales and operations personnel in each of these offices participate directly in selling and servicing customers. The broad geographic scope of these offices enables the Company to provide a full range of facility services through inter-service sales referrals, multi-service "bundled" sales and national account sales.

    The Company has a broad customer base including airports, apartment complexes, city centers, colleges and universities, financial institutions, industrial plants, office buildings, retail stores, shopping centers and theme parks. No customer accounted for more than 5% of its revenues during the fiscal year ended October 31, 1996.

EMPLOYEES

    The Company employs approximately 47,000 persons, of whom the vast majority perform air conditioning, elevator, engineering, janitorial, lighting, parking and security services. Approximately 19,800 of these employees are covered under collective bargaining agreements. There are about 3,200 employees with executive, managerial, administrative, professional, sales, marketing, clerical and other office assignments.

PRINCIPAL OFFICERS OF THE COMPANY

    The principal officers of the Company as of December 31, 1996 are as follows:

                                          PRINCIPAL OCCUPATIONS AND BUSINESS EXPERIENCE
NAME                              AGE     DURING PAST FIVE YEARS
------------------------------------------------------------------------------------------------------------

Sydney J. Rosenberg               82      Chairman of the Board; Chief Executive Officer from November 1991 to November 1994

William W. Steele                 60      Chief Executive Officer since November 1994; President since
                                          November 1991

Martinn H. Mandles                56      Executive Vice President

J. E. Benton, III                 56      Senior Vice President since July 1994; Vice President from
                                          November 1977 to July 1994

Sherrill F. Sipes, Jr.            61      Senior Vice President since July 1994; Vice President from May
                                          1968 to July 1994

William C. Banner                 62      Vice President of the Company, and President of the Security
                                          Services Division

Donna M. Dell                     48      Vice President and Director of Human Resources since July 1994;
                                          Vice President and Legal Counsel, Wells Fargo Bank, from February
                                          1990 to June 1994

John F. Egan                      60      Vice President of the Company, and President of the Janitorial
                                          Services Division

David H. Hebble                   61      Vice President and Chief Financial Officer

Harry H. Kahn                     53      Vice President, General Counsel and Secretary

Douglas B. Bowlus                 52      Treasurer

Hussain A. Khan                   60      Controller and Chief Accounting Officer

ITEM 2. PROPERTIES.

    The Company has sales, operations, warehouse and administrative facilities in over 200 locations throughout the United States, and Canada. Fourteen of these facilities are owned by the Company and the remainder are leased. At October 31, 1996, the real estate owned by the Company had an aggregate net book value of $3,461,000 and was located in: Phoenix, Arizona; San Francisco and Fresno, California; Jacksonville and Tampa, Florida; Elko, Nevada; Portland, Oregon; Houston and San Antonio, Texas; Kennewick, Seattle, Spokane and Tacoma, Washington; and Winnipeg, Manitoba, Canada.

    Rental payments under long and short-term lease agreements amounted to $91,668,000 for the fiscal year ended October 31, 1996. Of this amount, $65,973,000 in rental expense was attributable to Ampco System Parking Division for the public parking lots and garages that it leases and operates. The remaining rent expense was for equipment, vehicles, office and warehouse space.

ITEM 3. LEGAL PROCEEDINGS.

    Not applicable.

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

                                                                        FISCAL QUARTER
                                                            --------------------------------------
                                                             FIRST     SECOND    THIRD     FOURTH     YEAR
------------------------------------------------------------------------------------------------------------
1995
Price range of common stock:
  High                                                      $12 1/8   $12 1/8   $12 1/2   $13 5/8
  Low                                                       $10 1/8   $10 3/4   $11       $12 5/8
Dividends per share                                          $0.075    $0.075    $0.075    $0.075    $0.30

1996
Price range of common stock:
  High                                                      $14 1/4   $17 5/8   $20 1/4   $19 3/8
  Low                                                       $13 1/8   $13 1/2   $17 1/8   $15 1/2
Dividends per share                                          $0.0875   $0.0875   $0.0875   $0.0875   $0.35
------------------------------------------------------------------------------------------------------------

All share and per share amounts have been restated to retroactively reflect the two-for-one common stock split on July 15, 1996.

At December 31, 1996, there were approximately 4,900 holders of the Company's common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below is derived from the Company's consolidated financial statements for each of the years in the five-year period ended October 31, 1996:

------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts and ratios)    1992       1993       1994       1995        1996
------------------------------------------------------------------------------------------------------------
OPERATIONS
Revenues and other income                            $ 760,097  $ 773,312  $ 884,633  $ 965,381  $ 1,086,925
------------------------------------------------------------------------------------------------------------
Expenses
Operating expenses and cost of goods sold              643,346    658,503    760,056    830,749      940,296
Selling and administrative                              94,273     92,403     96,059     99,521      104,893
Interest                                                 2,061      2,164      3,459      3,699        3,631
------------------------------------------------------------------------------------------------------------
                                                       739,680    753,070    859,574    933,969    1,048,820
------------------------------------------------------------------------------------------------------------
Income before income taxes                              20,417     20,242     25,059     31,412       38,105
Income taxes                                             8,425      7,596      9,890     13,193       16,385
------------------------------------------------------------------------------------------------------------
Net income                                           $  11,992  $  12,646  $  15,169  $  18,219  $    21,720
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Net income per common share                          $    0.71  $    0.73  $    0.82  $    0.92  $      1.05
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Common and common equivalent shares                     16,795     17,291     17,816     19,179       20,241

FINANCIAL STATISTICS
Dividends per common share                           $   0.245  $    0.25  $   0.258  $    0.30  $      0.35
Stockholders' equity per common share                $    5.77  $    6.28  $    6.87  $    7.57  $      8.43
Working capital                                      $  76,484  $  76,613  $  90,165  $  95,627  $   119,957
Current ratio                                             2.00       1.85       1.91       1.84         2.05
Long-term debt                                       $  15,435  $  20,937  $  25,254  $  22,575  $    33,664
Redeemable cumulative preferred stock                $      --  $   6,400  $   6,400  $   6,400  $     6,400
Stockholders' equity                                 $  98,209  $ 110,188  $ 124,331  $ 141,786  $   164,293
Total assets                                         $ 223,724  $ 268,140  $ 299,470  $ 334,973  $   379,770
Property, plant and equipment -- net                 $  15,009  $  17,043  $  19,819  $  22,647  $    22,570
Capital expenditures                                 $   5,225  $   6,187  $   8,539  $  10,225  $    10,751
Depreciation and amortization                        $   6,634  $   7,158  $   9,300  $  11,527  $    13,651
Accounts receivable -- net                           $ 120,885  $ 127,908  $ 140,788  $ 158,075  $   183,716
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

    All share and per share amounts have been restated to retroactively reflect two-for-one common stock splits in 1992 and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

    The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. All information in the discussion and references to the years are based on the Company's fiscal year which ends on October 31.

    Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks. This agreement has a $125 million line of credit expiring September 22, 1998, which at the Company's option, may be extended one year. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.45%. As of October 31, 1996, the total amount outstanding was approximately $99 million, which was comprised of loans in the amount of $28 million and standby letters of credit of $71 million. This agreement requires the Company to meet certain financial ratios and places some limitations on dividend payments and outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year. In February 1996, the Company entered into a loan agreement with a major U.S. bank which provides a seven-year term loan of $5 million at a fixed interest rate of 6.78 %. Annual payments of principal and interest in varying amounts are due February 15, 1997 through February 15, 2003. The Company's effective interest rate for all borrowings for the year ended October 31, 1996 was 6.9%.

    Operating activities generated cash flows in 1994, 1995 and 1996 of $21.9 million, $13.8 million and $16.7 million respectively. Cost of acquisitions during the fiscal years ended October 31, 1994, 1995 and 1996 including payments pursuant to contractual arrangements involved in prior acquisitions, were approximately $7.1 million, $12.5 million and $13.0 million, respectively. Capital expenditures during fiscal years 1994, 1995, and 1996 were $8.5 million, $10.2 million, and $10.8 million, respectively. Cash dividends paid to stockholders of common and redeemable preferred stock were approximately $5.1 million in 1994, $6.1 million in 1995 and $7.2 million in 1996. At October 31, 1996, working capital was $120.0 million as compared to $95.6 million at October 31, 1995.

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

    The Company is currently involved in three proceedings relating to environmental matters: one involving alleged potential groundwater contamination at a Company facility in Florida; one involving alleged soil contamination at a former Company facility in Arizona; and, one involving a claim under Proposition 65 in California relating to an alleged failure to post statutory warning signs in Company operated parking garages. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse affect on the Company's financial position or its results of operations.

ACQUISITIONS

    The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition and are fully discussed on Note 12 to the Consolidated Financial Statements. Acquisitions made in the three fiscal years ending October 31, 1996 contributed approximately $52 million to fiscal 1996 revenues.

    Effective November 1, 1996, the Company, through one of its subsidiaries, acquired the operations and assets of Sica Electrical and Maintenance Corp., of Ozone Park, New York. Sica Electrical and Maintenance Corp. is an electrical and a lighting maintenance company which operates in the greater New York City metropolitan area, New Jersey, up-state New York, Pennsylvania, and Connecticut. In connection with this acquisition, the Company issued 348,323 of its common shares at the time of closing and will make additional payments in common shares over a five-year period based on the operating income of the acquired business. A maximum of 348,323 common shares may be issued in connection with future payments. Effective November 1, 1996, the Company's earnings per common share calculation will include the 696,646 shares issued or issuable. The Company estimates that in fiscal 1997 this acquisition will contribute approximately $15 million in revenues.

RESULTS OF OPERATIONS

COMPARISON OF 1996 TO 1995

    The Company reported record revenues and earnings for 1996. Revenues and other income (hereinafter called "revenues") were $1.087 billion in 1996, up $122 million or 13%, from $965 million reported in 1995. The 13% increase in revenues in 1996 over 1995 was attributable to volume and price increases as well as revenues generated from acquisitions. Acquisitions made during 1996 accounted for approximately $15 million, or approximately 12% of the total revenue increase of $122 million for 1996. Gross profit (revenues minus operating expenses and cost of goods sold) increased $12 million to $147 million from $135 million a year ago. The ratio of gross profit to revenues declined slightly to 13.5% in 1996 from 13.9% in 1995. The increase in gross profit amount was primarily due to increases in revenues and was partially offset by increases in labor and labor related costs. Even with increased revenues, the Company's insurance cost did not substantially increase in 1996. As discussed in previous years, the Company's continued emphasis on safety training and education programs, along with aggressively settling claims, has helped management to control the insurance expenses.

    Selling, general and administrative expense increased $5.4 million from $99.5 million in 1995 to $104.9 million in 1996 but decreased slightly as a percentage of revenues from 10.3% to 9.7% in 1996. The dollar amount of increase in selling, general and administrative expense is due to increases in marketing expenses as well as legal, accounting, and goodwill amortization expenses associated with acquisitions. The percentage of selling, general and administrative expense in relation to revenues, decreased for 1996 as a result of management's successful cost control measures, coupled with economies of scale.

    In 1996, interest expense was $3,631,000 as compared to $3,699,000 in 1995, a slight decrease of $68,000. Although the average debt was higher in 1996 than 1995, the effective interest rate was lower during the current year: 6.9% in 1996 as compared to 7.8% in 1995. Consequently, the lower effective rate in 1996 helped to offset the interest expense caused by higher average borrowing. Interest expense was also higher in 1995 because the Company paid interest on fully accrued state and federal income taxes.

    The pretax income for 1996 was $38.1 million, an increase of 21% over the prior year. The growth in pre-tax income outpaced the revenue growth for 1996 primarily due to continued implementation of cost controls, contribution from acquisitions made over the past few years, and stable insurance expenses.

    The effective income tax rate was 43% in 1996 and 42% in 1995. The higher rate in 1996 reflects the loss of certain tax credits and higher non-deductible expenses for tax purposes.

    Net income increased to $21.7 million in 1996, or 19%, from $18.2 million in 1995. Earnings per share for the current year increased to $1.05 from $0.92 in 1995 which represents a 14% increase. The average number of shares used for the calculation of earnings per share increased from approximately 19.2 million to
20.2 million. The increase in common and common equivalent shares resulted mainly from the exercise of stock options, higher common stock equivalents due to a higher average share price, and purchases made by employees under the Company's Employee Stock Purchase Plan. Earnings per share calculations also includes the effect of a preferred stock dividend deduction of $512,000 for 1996 and 1995.

    The results of operations from the Company's three industry segments and its operating divisions for 1996 as compared to 1995 are more fully described below:

    Revenues for the Janitorial Divisions segment in 1996 were $607 million, an increase of $96 million or 19% over 1995, while its operating profits increased 20% over 1995. The Janitorial Divisions segment, which includes American Building Maintenance and Easterday Janitorial Supply, accounted for approximately 56% of the Company's consolidated revenues for 1996. Revenues of American Building Maintenance increased by 19% in 1996 as compared to 1995 primarily as a result of significant increases in its Northeast, Midwest, and Northern California Regions; moderate increases in Southeast, Gulf Central, South Central, Northwest, Ohio Valley, and Southwest Regions; offset by slight decreases in its Canadian and Mid-Atlantic Regions. Revenues also increased approximately $13 million from acquisitions made during the fiscal year 1996. This Division's operating profits increased by 20% when compared to 1995. The increase in operating profits (revenues minus total expenses) is principally due to the increased revenues, cost controls of its selling and administrative expenses, contributions from recent acquisitions, partially offset by increased direct labor and labor related expenses. Easterday Janitorial Supply Division's revenues for 1996 increased by approximately 14% as compared to 1995 generally due to increases in its customer base and additional sales generated by outside brokers. Operating profits increased 18% as a result of increased sales volume and cost containment efforts, partially offset by lower margins from brokerage sales.

    Revenues in 1996 from the Public Service Divisions segment, which includes the American Commercial Security Services and Ampco System Parking Divisions, were $226 million, an increase of 10% over 1995. Public Service Divisions accounted for approximately 21% of the Company's consolidated revenues in 1996. The operating profits of this segment were up 14%. American Commercial Security Services reported an increase in revenues of 20% in 1996 as compared to 1995 primarily due to obtaining new customers, particularly in the Southwest and South Central Regions, as well as from an acquisition in Minneapolis. The Division's operating profits increased by 16% over 1995. Operating profit increased at a lower rate than sales due primarily to the larger contracts obtained in 1996 which were bid at smaller margins in order to remain competitive. Ampco System Parking Division's revenues increased by approximately 4% in 1996 when compared to 1995 and its operating profits increased by 13%. The primary factors accounting for the growth in revenues were increased business at its airport operations, an increase in management fee income, and partially offset by lower monthly parking revenues in the downtown Los Angeles market due to higher vacancy rates in office buildings. An impressive improvement of 13% in operating profits is largely due to a higher gross margin contribution from the Division's airport operations as well as an increase in management fee income.

    The Company's Technical Divisions segment includes ABM Engineering Services, Amtech Elevator Services, Amtech Lighting Services, and CommAir Mechanical Services. The Technical Divisions segment through its four divisions reported revenues of $253 million, an increase of approximately 2% over last year. These revenues represent approximately 23% of the Company's consolidated revenues for 1996. Operating profits of the Technical Divisions increased approximately 5% in 1996 over 1995. ABM Engineering Services Division reported increased revenues of 12% and a 28% increase in operating profits for 1996 as compared to 1995. Revenue increases were posted by all its regions in 1996 mainly due to geographic expansion and penetration into new markets. The increase in operating profits continues to result from increased volume, reductions in payroll related costs including insurance expense, and containment of selling, general and administrative expenses. For 1996, Amtech Elevator Services Division reported a 5% decrease in revenues when compared to the prior year. The decrease in revenues is primarily due to management's decision to gradually phase out of the construction business, the sale of the Company's Mexican subsidiary on May 31, 1996, and offset partially by a strong growth in maintenance service base. This Division's operating profits were negatively impacted by operating losses of its Mexican business prior to disposal, increased marketing expenses to expand its maintenance service base, and start-up costs incurred in opening three new branches in 1996. Amtech Lighting Services Division's revenues for 1996 decreased by 2% while its operating profits decreased by 5%. Revenues were down as a result of lower project oriented types of sales. The operating profit was negatively impacted from lower revenues in 1996 as well as competitive market conditions. CommAir Mechanical Services Division's revenues and operating profits in 1996 increased by 5% and 2%, respectively, over the prior year. The revenue increase is attributable to energy management category of sales, service contracts, and partially offset by decrease in installation contracts. A relatively smaller percentage increase in operating profits for the current year is a result of lower margins from larger energy management projects as well as a slight increase in operating expenses.

COMPARISON OF 1995 TO 1994

    The Company reported record revenues and earnings for 1995. Revenues and other income were $965 million in 1995, up $80 million or 9%, from the prior year revenues of $885 million. The 9% increase in revenues in 1995 over 1994 was attributable to volume and price increases as well as revenues generated from acquisitions. All eight divisions of the Company reported revenue growth in 1995 except the Amtech Elevator Services Division, and all divisions posted increased operating profits for 1995. Net income for 1995 was $18.2 million, a 20% increase, compared to $15.2 million in 1994. As a percentage of revenues, operating expenses and cost of goods sold were 85.9% in 1994 and 86.1% in 1995. Consequently, as a percentage of revenues, gross profit was 13.9% in 1995 as compared to 14.1% in 1994. The principal factors that contributed to the slight decline of gross profit percentage were competitive market conditions and pricing pressures experienced by several of the Company's divisions, as well as the impact from certain larger Ampco System Parking Division contracts which had lower gross profit percentages. However, the dollar amount of the Company's gross profit increased resulting from higher revenues more than offset the impact of a lower gross profit percentage in 1995. The total insurance expense included in operating expenses and cost of goods sold increased 2% to $46 million in 1995 from $45 million in 1994. The increase in insurance expense was proportionately less than the 9% increase in revenue growth in 1995 over 1994. With the Company's continued emphasis on safety programs, management expects the insurance costs to increase at a modest rate in relation to the revenue growth.

    Selling, general and administrative expenses were $99.5 million in 1995, up $3.4 million, or 4% from $96.1 million in 1994. As a percentage of revenues, these expenses were down to 10% in 1995 from 11% in 1994. The selling, general and administrative expenses declined as a percentage of revenues, reflecting the Company's continued efforts to contain costs in this area. This percentage decline in selling, general and administrative expenses was partially offset by an increase in profit sharing expense.

    Higher debt levels during 1995 caused the interest expense in 1995 to be $3.7 million as compared with $3.5 million in 1994, an increase of $200,000, or 6%. The increase in interest expense was due to higher average bank borrowings in 1995 primarily necessitated by acquisitions and interest assessed on fully accrued state and federal income taxes.

    The income tax provisions for the fiscal years 1995 and 1994 were based on annual effective rates of 42.0% and 39.5%, respectively. The annual effective rate for 1995 was higher than 1994 primarily due to the unavailability of certain tax credits in 1995 that were previously available and also due to the increase in nondeductible expenses.

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

    The results of operations from the Company's three industry segments and its operating divisions for 1995 as compared to 1994 are more fully described below:

    Revenues for the Janitorial Divisions segment in 1995 were $512 million, an increase of $30 million, or 6% over 1994, while its operating profits increased by 10% over 1994. The Janitorial Divisions segment, which includes American Building Maintenance and Easterday Janitorial Supply, accounted for approximately 53% of the Company's consolidated revenues for 1995. Revenues of American Building Maintenance increased by 6% in 1995 as compared to 1994 as a result of acquisitions and internal growth by all of its regions except its Southwest and Canadian Regions. As a result of the revenue increase, American Building Maintenance' operating profits increased 10% in 1995 compared to 1994. Labor and labor related expenses and other direct costs were slightly higher for the fiscal year 1995 over the prior year primarily due to start-up expenses associated with new contracts as well as acquisitions. This Division's operating expenses (indirect, selling and administrative expenses excluding costs of goods sold) were in line with its revenue growth. Easterday Janitorial Supply's revenues for 1995 were up approximately 9% compared to 1994 generally due to revenue increases in Northern California from obtaining several large customers. An increase of 11% in operating profits was a result of a larger sales volume as well as the Supply Division's efforts to control its selling, general and administrative expenses, which were partially offset by lower margins resulting from increased material costs.

    Revenues from the Public Service Divisions segment for 1995 were $206 million, an increase of 18% over 1994. Public Service Divisions accounted for approximately 21% of the Company's consolidated revenues in 1995. The operating profits of this segment were up by 30% per the discussion that follows of its Security Services and Ampco System Parking Divisions. The Security Division reported an increase in revenues of 22% in 1995 compared to 1994 and its profits increased by 10%, primarily due to obtaining new customers. This Division was also successful in securing several large contracts, especially in the San Francisco Bay Area. The gross profit amount increased as a result of higher revenues; however, the gross profit percentage declined as the Division had to bid for contracts at lower margins in order to be competitive. The Company's Ampco System Parking Division's revenues increased by 17% while its profits increased by 50% in 1995 over 1994. The increase in revenues was primarily due to the January 1995 acquisition of a parking business based in Northern California with operations in California and Hawaii, and also from obtaining contracts to manage parking operations at several major U.S. airports. Several factors contributed to the increase in operating profits: the acquisitions of the parking business discussed above; improved business condition in its Southern California region which was partially offset by loss of a few large contracts in its Northeast Region; and income derived from its expanded airport operations.

    The Technical Divisions segment through its four divisions reported revenues of $248 million, which represent approximately 26% of the Company's consolidated revenues for 1995, and an increase of approximately 8% over last year. Profits of the Technical Divisions were up 36% compared to 1994. The ABM Engineering Services Division's revenues increased by 22% and reported a 45% increase in operating profits for 1995 compared to 1994. Revenues increased generally from the start-up of the Midwest and Northeast Regions and obtaining several new contracts. Operating profits increased from new business and the reduction in insurance and other direct expenses, as well as containing its selling, general and administrative expenses. Revenues for Amtech Elevator Services Division were down by 10% for 1995 from 1994, principally due to phasing out its new construction market and a slow-down caused by the Mexican economy. However, this Division increased its operating profits by 55% in 1995 over the prior year. The improved operating results were due to a fundamental change in management's strategy to emphasize services related to maintenance and repair business; this change enabled Amtech Elevator Services to improve its gross profits. Additionally, this Division's reduction of its selling, general and administrative expenses was partially offset by currency translation losses arising from its Mexican subsidiary. Amtech Lighting Services Division's revenues were up 23% largely due to increased sales volume posted by the majority of its branches through obtaining additional time and material contracts, supplemented by increased business from its nationwide customers. Operating profits increased by 18% during 1995, primarily due to increased sales volume and efficiencies realized in the selling, general and administrative areas, particularly in payroll, travel and other office expenses. The CommAir Mechanical Services Division's revenues and operating profits for 1995 increased by 9% and 37%, respectively. The revenue increase was primarily due to increased level of construction and installation contracts. Although the margins on some job categories decreased, this Division's successful efforts in increasing its revenues, coupled with management's efforts to reduce overhead expenses, more than offset the decrease in margins.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
ABM Industries Incorporated:

    We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG PEAT MARWICK LLP

San Francisco, California
December 16, 1996

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------

OCTOBER 31                                                                               1995       1996
(in thousands of dollars except share amounts)
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                              $   1,840  $   1,567
Accounts receivable (less allowances of $3,755 and $4,442)                               158,075    183,716
Inventories                                                                               19,389     16,492
Deferred income taxes                                                                     11,429     11,684
Prepaid expenses and other current assets                                                 19,134     20,296
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                                 209,867    233,755
Investments and long-term receivables                                                      5,988     15,941
Property, plant and equipment -- net                                                      22,647     22,570
Intangible assets (less accumulated amortization of $19,688 and $23,995)                  69,279     76,366
Deferred income taxes                                                                     18,745     22,046
Other assets                                                                               8,447      9,092
-----------------------------------------------------------------------------------------------------------
                                                                                       $ 334,973  $ 379,770
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
LIABILITIES
Current portion of long-term debt                                                      $     679  $     902
Bank overdraft                                                                             5,361      4,935
Trade accounts payable                                                                    25,453     27,091
Income taxes payable                                                                       2,270      1,864
Accrued liabilities:
  Compensation                                                                            25,595     27,862
  Taxes -- other than income                                                              10,725      9,952
  Insurance claims                                                                        27,532     23,256
  Other                                                                                   16,625     17,936
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                            114,240    113,798
Long-term debt                                                                            22,575     33,664
Retirement plans                                                                           7,627     10,140
Insurance claims                                                                          42,345     51,475
-----------------------------------------------------------------------------------------------------------
    Total liabilities                                                                    186,787    209,077
SERIES B 8% SENIOR REDEEMABLE CUMULATIVE PREFERRED STOCK,
  6,400 shares authorized, issued and outstanding, stated at redemption value,
  $1,000 per share                                                                         6,400      6,400
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized; none issued                       --         --
Common stock, $.01 par value; 28,000,000 shares authorized; 9,366,000 and
  19,489,000 shares issued and outstanding in 1995 and 1996, respectively                     94        195
Additional capital                                                                        40,627     48,548
Retained earnings                                                                        101,065    115,550
-----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                           141,786    164,293
-----------------------------------------------------------------------------------------------------------
                                                                                       $ 334,973  $ 379,770
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------

YEARS ENDED OCTOBER 31                                                      1994       1995        1996
(in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                                                 $ 884,633  $ 965,381  $ 1,086,925
-----------------------------------------------------------------------------------------------------------
EXPENSES
Operating expenses and cost of goods sold                                   760,056    830,749      940,296
Selling, general and administrative                                          96,059     99,521      104,893
Interest                                                                      3,459      3,699        3,631
-----------------------------------------------------------------------------------------------------------
                                                                            859,574    933,969    1,048,820
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                   25,059     31,412       38,105
Income taxes                                                                  9,890     13,193       16,385
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                                $  15,169  $  18,219  $    21,720
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                                               $    0.82  $    0.92  $      1.05
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
COMMON AND COMMON EQUIVALENT SHARES                                          17,816     19,179       20,241
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------
                                                                        COMMON STOCK
YEARS ENDED OCTOBER 31, 1994, 1995 AND 1996                       ------------------------  ADDITIONAL    RETAINED
(in thousands, except per share amounts)                            SHARES       AMOUNT       CAPITAL     EARNINGS
-------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1993                                               8,778    $      88    $  31,244   $  78,856
  Net income                                                                                                15,169
  Dividends:
    Common stock                                                                                            (4,606)
    Preferred stock                                                                                           (512)
  Stock issued under employees' stock purchase and option plans          271            2        4,090
-------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1994                                               9,049           90       35,334      88,907
  Net income                                                                                                18,219
  Dividends:
    Common stock                                                                                            (5,549)
    Preferred stock                                                                                           (512)
  Stock issued under employees' stock purchase and option plans          317            4        5,293
-------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1995                                               9,366           94       40,627     101,065
  Net income                                                                                                21,720
  Dividends:
    Common stock                                                                                            (6,723)
    Preferred stock                                                                                           (512)
  Two-for-one stock split                                              9,669           97          (97)
  Stock issued under employees' stock purchase and option plans          454            4        8,018
-------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1996                                              19,489    $     195    $  48,548   $ 115,550
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------

YEARS ENDED OCTOBER 31                                                    1994       1995        1996
(in thousands of dollars)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                            $ 868,041  $ 944,570  $ 1,055,112
Other operating cash receipts                                               1,638      1,931        1,270
Interest received                                                             505        489          449
Cash paid to suppliers and employees                                     (830,861)  (912,617)  (1,016,279)
Interest paid                                                              (3,982)    (4,096)      (3,468)
Income taxes paid                                                         (13,485)   (16,438)     (20,355)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  21,856     13,839       16,729
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                 (8,539)   (10,225)     (10,751)
Proceeds from sale of assets                                                  162        590          777
Increase (decrease) in investments and long-term receivables                  288        853       (5,657)
Intangible assets acquired                                                 (7,148)   (12,499)     (13,044)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (15,237)   (21,281)     (28,675)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued                                                         4,092      5,297        8,022
Dividends paid                                                             (5,118)    (6,061)      (7,235)
Increase (decrease) in bank overdraft                                      (4,231)     5,361         (426)
Increase (decrease) in notes payable                                           --         (4)         223
Long-term borrowings                                                       50,000     89,000      110,777
Repayments of long-term borrowings                                        (45,682)   (91,679)     (99,688)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                          (939)     1,914       11,673
---------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                        5,680     (5,528)        (273)
Cash and cash equivalents beginning of year                                 1,688      7,368        1,840
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF YEAR                                   $   7,368  $   1,840  $     1,567
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
Net income                                                              $  15,169  $  18,219  $    21,720
ADJUSTMENTS:
Depreciation and amortization                                               9,300     11,527       13,651
Provision for bad debts                                                     1,915      1,536        2,039
Gain on sale of assets                                                       (141)      (127)        (314)
Deferred income taxes                                                      (2,353)    (3,554)      (3,556)
Increase in accounts receivable                                           (14,793)   (18,823)     (26,890)
Decrease (increase) in inventories                                         (1,132)    (1,969)         516
Increase in prepaid expenses and other current assets                      (2,139)    (6,906)      (1,170)
Increase in other assets                                                   (1,070)    (1,434)        (645)
(Decrease) increase in income taxes payable                                (1,242)       309         (414)
Increase in retirement plans accrual                                        1,404      1,649        2,513
Increase in insurance claims liability                                      4,086      4,462        4,854
Increase in trade accounts payable and other accrued liabilities           12,852      8,950        4,425
---------------------------------------------------------------------------------------------------------
    Total adjustments to net income                                         6,687     (4,380)      (4,991)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $  21,856  $  13,839  $    16,729
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of ABM Industries Incorporated and its subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

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

    PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost less accumulated depreciation and amortization. At the time property, plant and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Maintenance and repairs are charged against income.

    Depreciation and amortization are calculated principally on the straight-line method. Lives used in computing depreciation for transportation equipment average 3 to 5 years and 2 to 20 years for machinery and other equipment. Buildings are depreciated over periods of 20 to 40 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases, or the assets' useful lives.

    INTANGIBLE ASSETS: Intangible assets consist of goodwill in the amount of $98,648,000 and other intangible assets in the amount of $1,713,000, net of accumulated amortization of $23,995,000. Goodwill, which represents the excess of cost over fair value of tangible assets of businesses acquired, is amortized on a straight-line basis over periods not exceeding 40 years. It is the Company's policy to carry goodwill applicable to acquisitions prior to 1971 of $1,450,000 at cost until such time as there may be evidence of diminution in value.

    IMPAIRMENT OF LONG-LIVED ASSETS: The Company annually reviews its long-lived assets, including goodwill. Impairment is evaluated on the basis of whether the asset is fully recoverable from projected, undiscounted net cash flows of the related business unit, in accordance with Statement of Financial Accounting Standards No. 121. Impairment would be recognized in operating results if a permanent diminution in value were to occur. As of October 31, 1996, there has been no impairment of intangibles.

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

    REVENUE RECOGNITION: Revenues are generally recorded at the time services are performed or when products are shipped.

    NET INCOME PER COMMON SHARE: Net income per common share and common equivalent share (principally outstanding stock options), after the reduction for preferred stock dividends in the amount of $512,000 in 1994, 1995 and 1996, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as shown.

    CASH AND CASH EQUIVALENTS: The Company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

2. INSURANCE

    Certain insurable risks such as general liability, property damage and workers' compensation are self-insured by the Company. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company's self-insurance program are recorded on a claim-incurred basis. Under this program, the estimated liability for claims incurred but unpaid at October 31, 1995 and 1996 was $69,877,000 and $74,731,000, respectively. In connection with certain self-insurance agreements, the Company has standby letters of credit at October 31, 1996 supporting the estimated unpaid liability in the amounts of $70,818,000.

3. INVENTORIES

    The inventories at October 31, consisted of the following:

-------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               1995     1996
-------------------------------------------------------------------------------------------------------
Janitorial supplies and equipment held for sale                                        $ 3,301  $ 4,095
Parts and materials                                                                     14,444   10,971
Work in process                                                                          1,644    1,426
-------------------------------------------------------------------------------------------------------
                                                                                       $19,389  $16,492
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

4. PROPERTY, PLANT AND EQUIPMENT -- NET

    Property, plant and equipment at October 31, consisted of the following:

-------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               1995     1996
-------------------------------------------------------------------------------------------------------
Land                                                                                   $ 1,718  $   960
Buildings                                                                                4,647    3,790
Transportation equipment                                                                 9,825    9,750
Machinery and other equipment                                                           37,076   39,899
Leasehold improvements                                                                   8,382    8,202
-------------------------------------------------------------------------------------------------------
                                                                                        61,648   62,601
Less accumulated depreciation and amortization                                          39,001   40,031
-------------------------------------------------------------------------------------------------------
                                                                                       $22,647  $22,570
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

5. LONG-TERM DEBT AND CREDIT AGREEMENT

    In September 1994, the Company signed a $100,000,000 credit agreement with a syndicate of U.S. banks. This agreement expires September 22, 1998, and at the Company's option, may be extended one year. This agreement was amended effective May 1, 1995 to increase the amount available to $125,000,000. The unsecured revolving credit facility provides, at the Company's option, interest at the prime rate or IBOR+.45%. The facility calls for a commitment fee payable quarterly, in arrears, of .15% based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued in conjunction with the Company's self-insurance program plus cash borrowings are considered to be outstanding amounts. As of October 31, 1996, the total outstanding amount under this facility was $99,478,000 comprised of $28 million in loans and $71,478,000 in standby letters of credit. The interest rate at October 31, 1996 on loans outstanding under this agreement ranged from 5.825% to 8.25%. The Company is required, under this agreement to maintain financial ratios and places certain limitations on dividend payments. The Company is prohibited from paying cash dividends exceeding 50% of its net income for any fiscal year.

    In February 1996 the Company entered into a loan agreement with a major U.S. bank which provides a seven-year term loan of $5 million; at a fixed interest rate of 6.78% with annual payments of principal, in varying amounts, including interest due February 15, 1997 through February 15, 2003.

    In 1993 the company acquired a 9.35% fixed rate note with a major insurance company. The balance outstanding as of October 31, 1996 is $1,273,000. Terms call for monthly interest payments and equal annual principal payments through October 1, 1998.

    The long-term debt of $34,566,000 matures in the years ending October 31 as follows: $902,000 in 1997; $29,384,000 in 1998; $783,000 in 1999; $837,000 in
2000; $852,000 in 2001, and $1,808,000 in subsequent years.

    Long-term debt at October 31, is summarized as follows:

-------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               1995     1996
-------------------------------------------------------------------------------------------------------
Notes payable to bank with interest at 5.83 - 8.25%                                    $21,000  $28,000
Note payable to bank with interest at 6.78%                                                 --    5,000
Note payable to insurance company with interest at 9.35%                                 1,909    1,273
Notes payable with interest at 8.75%                                                       345      293
-------------------------------------------------------------------------------------------------------
                                                                                        23,254   34,566
Less current portion                                                                       679      902
-------------------------------------------------------------------------------------------------------
                                                                                       $22,575  $33,664
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

6. EMPLOYEE BENEFIT PLANS

(A) RETIREMENT AGREEMENTS

    The Company has unfunded retirement agreements for 36 current and former directors and senior executives, all of which are fully vested. The agreements provide for annual benefits for ten years commencing with the respective retirement dates of those executives. The benefits are accrued over the period these directors and senior executives are expected to be employed by the Company. During 1994, 1995 and 1996, amounts accrued under these agreements were $334,000 $417,000, and $398,000 respectively. Payments were made in 1994, 1995, and 1996 in the amounts of $112,000, $322,000 and
$124,000, respectively.

(B) 401(K) AND PROFIT SHARING PLAN

    The Company has a profit sharing and 401(k) plan covering all nonmanual employees (except highly compensated individuals) not covered under collective bargaining agreements, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company matches certain percentages of employee contributions depending on the participant's length of service. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees.

    The Company provided for profit sharing contributions of $385,000, $920,000 and $1,084,000 for 1994, 1995 and 1996, respectively. The Company's matching 401(k) contributions required by the plan for 1994, 1995 and 1996 were approximately $500,000, $602,000 and $664,000, respectively.

(C) SERVICE AWARD BENEFIT PLAN

    The Company established an unfunded service award benefit plan effective November 1, 1989, with a retroactive vesting period of five years. This plan is a "severance pay plan" as defined by the Employee Retirement Income Security Act (ERISA) and covers all highly compensated nonmanual employees excluded from the Profit Sharing and Employee Savings Plan discussed above. The plan provides participants, upon termination, with a guaranteed seven days pay for each year of employment subsequent to November 1, 1989. The Company, at its discretion, may also award additional days each year.
    Net cost of the plan is comprised of:

---------------------------------------------------------------------
(in thousands of dollars)               1994       1995       1996
---------------------------------------------------------------------
Service cost                          $     324  $     352  $     371
Interest                                    108        139        176
---------------------------------------------------------------------
Net cost                              $     432  $     491  $     547
---------------------------------------------------------------------
---------------------------------------------------------------------
Actuarial present value of:
  Vested benefit obligation           $   1,436  $   1,863  $   2,436
  Accumulated benefit obligation      $   1,523  $   1,949  $   2,522
  Projected benefit obligation        $   1,970  $   2,470  $   3,064
---------------------------------------------------------------------
---------------------------------------------------------------------

    Assumptions used in accounting for the plan as of October 31 were:

--------------------------------------------------------------------------------
(in thousands of dollars)                     1994         1995         1996
--------------------------------------------------------------------------------
Weighted average discount rate                      7%           7%           7%
Rates of increase in compensation level             5%           5%           5%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(D) PENSION PLAN UNDER COLLECTIVE BARGAINING

    Certain employees of the Company are covered under union-sponsored collectively bargained multi-employer defined benefit plans. Contributions for these plans were approximately $10,800,000, $10,100,000 and $11,900,000 in 1994,
1995 and 1996, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

7. LEASE COMMITMENTS AND RENTAL EXPENSE

    The Company is obligated under noncancelable operating leases for various facilities and equipment. Assets held under these leases consist of offices, warehouses, vehicles and parking facilities.

    As of October 31, 1996, future minimum lease commitments under noncancelable operating leases are as follows:

-----------------------------------------------------
Years ending (in thousands of dollars)
-----------------------------------------------------
1997                                        $  46,964
1998                                           31,128
1999                                           15,378
2000                                            7,811
2001                                            4,147
Thereafter                                     15,403
-----------------------------------------------------
Total minimum lease commitments             $ 120,831
-----------------------------------------------------
-----------------------------------------------------

    Rental expense for the years ended October 31, is summarized as follows:

------------------------------------------------------------------
(in thousands of dollars)            1994       1995       1996
------------------------------------------------------------------
Minimum rentals under
  noncancelable leases             $  36,724  $  47,114  $  50,834
Contingent rentals                    17,398     16,400     29,470
Short-term rental agreements          20,855     23,835     11,364
------------------------------------------------------------------
                                   $  74,977  $  87,349  $  91,668
------------------------------------------------------------------
------------------------------------------------------------------

    Contingent rentals are applicable to leases of parking lots and garages and are based on percentages of the gross receipts attributable to the related facilities.

8. COMMITMENTS AND CONTINGENCIES

    The Company and certain of its subsidiaries have been named defendants in certain litigation arising in the ordinary course of business. In the opinion of management, based on advice of legal counsel, such matters should have no material effect on the Company's consolidated financial statements taken as a whole.

9. REDEEMABLE CUMULATIVE PREFERRED STOCK

    On June 23, 1993, the Company authorized 6,400 shares of preferred stock having a par value of $0.01 per share. These shares designated as Series B 8% Senior Redeemable Cumulative Preferred Stock (Series B Preferred Stock) shall be entitled to one vote per share on all matters upon which common stockholders are entitled to vote and have a redemption price of $1,000 per share, together with accrued and unpaid dividends thereon. Redemption of the Series B Preferred Stock is at the option of the holders for any or all of the outstanding shares after September 1, 1998 or at the option of the Company after September 1, 2002. The total redemption value of the shares outstanding at October 31 in an amount of $6,400,000 is classified on the Company's balance sheet as redeemable cumulative preferred stock. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series B Preferred Stock shall be paid the redemption price plus all accrued dividends to the date of liquidation, dissolution or winding up of affairs before any payment to other stockholders.
    On September 1, 1993, the Company issued 6,400 shares of its Series B Preferred Stock in conjunction with the acquisition of System Parking. The acquisition agreement provided that one-half, or 3,200 shares, of the Series B Preferred Stock be placed in escrow and will be released upon certain earnout requirements. As of October 31, 1996 none of these shares have been released.

    Dividends of $128,000 are due and payable each quarter and are deducted from net income in determining net income per common share.

10. CAPITAL STOCK

    The Company is authorized to issue 500,000 shares of preferred stock, of which 50,000 shares have been designated as Series A Junior Participating Preferred Stock of $.01 par value. None of these preferred shares have been issued.

    On June 18, 1996, the Company's Board of Directors approved a two-for-one stock split, payable to shareholders of record as of the close of business on July 15, 1996. A total of 9,669,000 shares of common stock were issued in connection with the stock split. The stated par value of the shares was not changed from $0.01. A total of $96,690 was reclassified from the Company's additional paid in capital account to the Company's common stock account. All share and per share amounts have been restated to retroactively reflect the stock split.

    In 1984, the Company adopted an executive stock option plan whereby 680,000 shares were reserved for grant. In March of 1996, another 1,000,000 shares were reserved for grant under the plan. As amended December 20, 1994, options which have been granted at fair market value are 50% exercisable when the option holders reach their 61st birthday and the remaining 50% will vest on their 64th birthday. To the extent vested, the options may be exercised at any time prior to one year after termination of employment. Options which terminate without being exercised may be reissued. At October 31, 1996, 78,000 options were exercisable at $5.72-$11.25 and 1,017,000 options remained available for grant.

    Transactions under this plan, restated for the two-for-one stock split, are summarized as follows:

---------------------------------------------------------------
                                   Number of
                                 Shares under    Option Price
                                    Option         per Share
---------------------------------------------------------------
Balance October 31, 1993             464,000     $5.72 - $8.72
Options terminated                    (6,000)        $5.72
---------------------------------------------------------------
Balance October 31, 1994             458,000     $5.72 - $8.72
Granted                              209,000    $11.25 - $13.28
Options exercised                    (12,000)        $5.72
---------------------------------------------------------------
Balance October 31, 1995             655,000    $5.72 - $13.28
Options terminated                   (16,000)       $11.25
---------------------------------------------------------------
Balance October 31, 1996             639,000     $5.72 - 13.28
---------------------------------------------------------------
---------------------------------------------------------------

    In 1985, the Company instituted an employee stock purchase plan under which sale of 5 million shares of its common stock has been authorized. In March of 1996, the sale of an additional 1,200,000 shares under this plan was authorized. The purchase price of the shares under the plan is the lesser of 85% of the fair market value at the commencement of each plan year or 85% of the fair market value on the date of purchase. Employees may designate up to 10% of their compensation for the purchase of stock. During 1994, 1995 and 1996, 255,000, 283,000 and 562,000 shares of stock were issued under the plan for an aggregate purchase price of $3,849,000, $4,805,000 and $6,437,000, respectively. At
October 31, 1996, 1,376,455 shares remained unissued under the plan.

    In 1987, the Company adopted a stock option plan under which 1,200,000 shares were reserved for grant until December 31, 1996. In March 1994, this plan was amended to reserve an additional 1,000,000 shares. In March 1996, the plan was amended again to reserve another 2,000,000 shares. During 1994, 909,000 options were granted at a fair market price of

$8.91 and $9.80. During 1995, 36,000 options were granted at a fair market price of $10.32 to $13.28. During 1996, 956,100 options were granted at a fair market price of $13.32 to $18.75. Options which terminate without being exercised may be reissued.

    Transactions under this plan, restated for the two-for-one stock split, are summarized as follows:

---------------------------------------------------------------
                                   Number of
                                 Shares under    Option Price
                                    Option         per Share
---------------------------------------------------------------
Balance October 31, 1993              967,730   $ 4.79 - $ 8.49
Granted                               909,000   $ 8.91 - $ 9.80
Options exercised                     (31,200)  $ 6.06 - $ 8.49
Options terminated                    (52,800)  $ 6.06 - $ 8.49
---------------------------------------------------------------
Balance October 31, 1994            1,792,730   $ 4.79 - $ 9.80
Granted                                36,000   $10.32 - $13.28
Options exercised                     (54,610)  $ 6.06 - $ 8.91
Options terminated                    (44,400)  $ 6.06 - $10.32
---------------------------------------------------------------
Balance October 31, 1995            1,729,720   $ 4.79 - $13.28
Granted                               928,100   $13.32 - $18.75
Options exercised                    (194,740)  $ 6.06 - $ 9.33
Options terminated                    (64,800)  $ 8.91 - $13.32
---------------------------------------------------------------
Balance October 31, 1996            2,398,280   $ 4.79 - $18.75
---------------------------------------------------------------
---------------------------------------------------------------

    At October 31, 1996, there were 901,468 options exercisable at $6.06-$13.28 and 1,300,980 options remained available for grant.
    On April 22, 1988, the Company distributed a dividend of one-half of one right for each outstanding share of common stock. The rights are attached to all outstanding shares of common stock. Each right entitles the holder to purchase 1/100 of a share of the Series A Junior Participating Preferred Stock for $80, subject to adjustment. The rights are exercisable only after a third party (other than Sydney and Theodore Rosenberg, individually or as members of a group, or their permitted transferees) acquires 20% or more or commences a tender offer which would result in such party's acquiring 30% or more of the Company's common stock.
    After the rights become exercisable, if the Company is acquired and is not the surviving corporation or 50% or more of its assets or its earnings power is transferred, each right will entitle its holder to purchase shares of the acquiring company at a 50% discount. If the Company is acquired and is the surviving corporation, or a 20% or greater holder engages in "self-dealing" transactions or increases its beneficial ownership of the Company by more than 1% in a transaction involving the Company, each right will entitle its holder, other than the acquirer, to purchase common stock of the Company at a similar 50% discount. The rights expire on April 22, 1998, and may be redeemed at a price of $.01 under certain circumstances.

11. INCOME TAXES

    The provision for income taxes is made up of the following components for each of the years ended October 31:

------------------------------------------------------------------
(in thousands of dollars)            1994       1995       1996
------------------------------------------------------------------
Current
  Federal                          $   9,621  $  14,630  $  17,368
  State                                1,992      2,016      2,521
  Foreign                                630        100         52
Deferred
  Federal                              2,111      3,237      3,250
  State                                  242        316        306
------------------------------------------------------------------
                                   $   9,890  $  13,193  $  16,385
------------------------------------------------------------------
------------------------------------------------------------------

    Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. statutory rates to pretax income from operations as a result of the following for the years ended October 31:

--------------------------------------------------------------------------
                                           1994        1995        1996
--------------------------------------------------------------------------
Statutory rate                               35.0%       35.0%       35.0%
State and local taxes on income, net
  of federal tax benefit                      4.5%        3.4%        3.8%
Targeted job tax credits                     (2.6)%      (1.5)%      (0.1)%
Nondeductible expenses and other --
  net                                         2.6%        5.1%        4.3%
--------------------------------------------------------------------------
                                             39.5%       42.0%       43.0%
--------------------------------------------------------------------------
--------------------------------------------------------------------------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, are presented below:

-----------------------------------------------------------------
(in thousands of dollars)                      1995       1996
-----------------------------------------------------------------
Deferred tax assets:
  Self-insurance claims                      $  25,396  $  27,260
  Bad debt allowance                             1,737      2,015
  Deferred and other compensation                3,719      4,316
  State taxes                                      827        955
  Other                                          1,060      2,236
-----------------------------------------------------------------
    Total gross deferred tax assets             32,739     36,782
-----------------------------------------------------------------
Deferred tax liabilities:
  Union pension contributions                   (2,426)    (2,900)
  Customer lists                                   (21)        --
  Depreciation                                    (118)      (152)
-----------------------------------------------------------------
    Total gross deferred tax liabilities        (2,565)    (3,052)
-----------------------------------------------------------------
      Net deferred tax assets                $  30,174  $  33,730
-----------------------------------------------------------------
-----------------------------------------------------------------

    At October 31, 1996, ABM has a capital loss carryover of $1,283,262, which can be carried forward to offset capital gains, if any, to reduce future federal income taxes through October 31, 2001.

12. ACQUISITIONS AND DIVESTITURES

    All acquisitions have been accounted for using the purchase method of accounting; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is generally included in goodwill. Most purchase agreements provide for contingent payments based on the annual pretax income for subsequent periods ranging generally from three to five years. Any such future payments are generally capitalized as goodwill when paid. Cost of acquisitions, including amounts based on subsequent earnings, were approximately $7.1 million in 1994, $12.5 million in 1995, and $13 million in 1996. Acquisitions and dispositions made during the fiscal year 1996 are discussed below:

    On November 1, 1995, the Company acquired the janitorial operations of Corporate Custodial of America in San Diego, California and Phoenix, Arizona. In addition to the amount paid in cash at closing of this transaction, annual contingent payments based on gross profit of acquired contracts will be made over a three-year period. For the 1996 fiscal year, this acquisition added approximately $1.4 million in revenues for the Janitorial Division.

    On April 1, 1996, the Company acquired the janitorial operations of Al-Brite Janitorial Services of Tucson, Arizona. In addition to amounts paid at closing, the acquisition agreement provides for additional payments over the subsequent four years based upon the gross profit of contracts acquired. For the fiscal year ended October 31, 1996, this acquisition contributed $546,000 to the revenues of the Janitorial Division.

    The maintenance and security contracts of CBM Industries of Minneapolis, Minnesota were acquired effective May 1, 1996, and this acquisition contributed approximately $7.3 million in janitorial and security services revenues for the year ended October 31, 1996. The terms of the purchase for this acquisition were a cash downpayment made at the time of closing plus annual contingent payments based on the gross profit of acquired contracts to be made over a five-year period.

    The maintenance service contracts of Total Building Services of Detroit, Michigan were acquired effective June 1,1996. This acquisition contributed approximately $5.1 million in janitorial service revenues for the year ended October 31, 1996. The terms of the purchase for this acquisition were a cash downpayment made at the time of closing plus annual contingent payments based on the gross profit of acquired contracts to be made over a four-year period.

    The maintenance service contracts of Marathon Cleaners, Incorporated of Nashville, Tennessee were acquired effective August 1,1996, and contributed approximately $334,000 in janitorial service revenues for the year ended October 31, 1996. The terms of the purchase for this acquisition were a cash downpayment made at the time of closing plus annual contingent payments to be made over a five-year period based on the gross profit of the acquired contracts.

    Effective June 1, 1996, the Company sold its Mexican subsidiary, Internacionales de Elevadores, S.A. de C.V. to an unrelated investment group. The terms of the closing agreement included a cash downpayment and a note receivable of $5.4 million over a period of ten years. Prior to the sale, this subsidiary contributed $2.2 million in revenues for the seven months ended May 31, 1996. The operating losses from this subsidiary included in the consolidated statements of income for the fiscal years ended October 31, 1996, 1995 and 1994 were $653,000, $18,000 and $860,000, respectively.

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

    The Company believes that it is not practical to estimate a fair market value different from the redeemable cumulative preferred stock's carrying value of $6.4 million, as this security was issued in conjunction with an acquisition and has numerous features unique to this security as described in Note 9.

14. QUARTERLY INFORMATION (UNAUDITED)
    (in thousands, except earnings per share)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         FISCAL QUARTER
                                                                             --------------------------------------
OPERATIONS                                                                    FIRST     SECOND    THIRD     FOURTH     YEAR
-----------------------------------------------------------------------------------------------------------------------------

1995
Revenues and other income                                                    $232,062  $234,396  $245,792  $253,131  $965,381
Gross profit                                                                   32,139    33,407    33,325    35,761   134,632
Net income                                                                      3,387     3,943     5,010     5,879    18,219
Net income per common share                                                      0.17      0.20      0.26      0.29      0.92

1996
Revenues and other income                                                    $254,401  $262,069  $281,911  $288,544  $1,086,925
Gross profit                                                                   33,944    35,290    37,310    40,085   146,629
Net income                                                                      4,048     4,700     6,036     6,936    21,720
Net income per common share                                                      0.20      0.23      0.29      0.33      1.05
-----------------------------------------------------------------------------------------------------------------------------

Per share amounts have been restated to retroactively reflect the two-for-one common stock split on July 15, 1996.

15. SEGMENT INFORMATION

    The operations of the Company are divided into the following three business segments of the building services industry for financial reporting purposes:

JANITORIAL DIVISIONS: Provides janitorial cleaning services as well as janitorial supplies and equipment to its customers. Services provided include floor cleaning and finishing, wall and window washing, furniture polishing, rug cleaning, dusting, and other building cleaning services. In addition, this segment markets janitorial supplies and equipment which include paper products, disinfectants, floor cleaners, polishes, glass cleaners, waxes and cleaning equipment.

PUBLIC SERVICE DIVISIONS: Operates approximately 1,400 parking lots and garages which are either leased from or managed for third parties. This segment also provides commercial security guards and special investigative and security consulting services.

TECHNICAL DIVISIONS: Provides a wide range of elevator, engineering, HVAC (heating, ventilation, and air conditioning) and lighting services through its four divisions. This includes on-site operating engineers to operate, maintain and repair electrical, mechanical, and plumbing systems primarily for high-rise office buildings. It also provides installation, repair and maintenance of elevators and escalators, indoor and outdoor lighting fixtures, and heating, ventilation and air conditioning equipment as well as energy management consulting services.

SEGMENT INFORMATION (in thousands of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                                      PUBLIC
                                                        JANITORIAL    SERVICE    TECHNICAL                              CONSOLIDATED
FOR THE YEAR ENDED OCTOBER 31, 1994                     DIVISIONS    DIVISIONS   DIVISIONS   CORPORATE   ELIMINATIONS      TOTALS
------------------------------------------------------------------------------------------------------------------------------------
Revenues and other income                                $481,604    $173,707    $228,962    $    360      $              $884,633
Intersegment revenues                                       9,944          61         175                   (10,180)            --
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           $491,548    $173,768    $229,137    $    360      $(10,180)      $884,633
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                         $ 22,045    $  6,480    $ 10,817    $(10,824)     $              $ 28,518
Interest, expense                                             (36)        (10)       (632)     (2,781)                      (3,459)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               $ 22,009    $  6,470    $ 10,185    $(13,605)     $              $ 25,059
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                      $111,869    $ 71,418    $ 81,913    $ 34,270      $              $299,470
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                     $  2,283    $  1,328    $  1,723    $    409      $              $  5,743
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                     $  1,298    $  1,619    $    640    $             $              $  3,557
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                     $  2,946    $  2,092    $  1,987    $  1,514      $              $  8,539
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED OCTOBER 31, 1995
------------------------------------------------------------------------------------------------------------------------------------
Revenues and other income                                $511,801    $205,578    $247,748    $    254      $              $965,381
Intersegment revenues                                      11,135          75         239                   (11,449)            --
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           $522,936    $205,653    $247,987    $    254      $(11,449)      $965,381
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                         $ 24,211    $  8,449    $ 14,665    $(12,214)     $              $ 35,111
Interest, expense                                             (34)        (11)        (93)     (3,561)                      (3,699)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               $ 24,177    $  8,438    $ 14,572    $(15,775)     $              $ 31,412
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                      $130,657    $ 82,580    $ 90,403    $ 31,333      $              $334,973
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                     $  2,706    $  1,701    $  1,964    $    563      $              $  6,934
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                     $  1,832    $  2,085    $    676    $             $              $  4,593
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                     $  3,871    $  3,405    $  2,248    $    701      $              $ 10,225
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED OCTOBER 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
Revenues and other income                                $607,355    $226,312    $252,854    $    404      $             1$,086,925
Intersegment revenues                                      12,829          65         350                   (13,244)            --
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           $620,184    $226,377    $253,204    $    404      $(13,244)     1$,086,925
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                         $ 29,006    $  9,626    $ 15,469    $(12,365)     $              $ 41,736
Interest, expense                                             (29)        (11)          4      (3,595)                      (3,631)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               $ 28,977    $  9,615    $ 15,473    $(15,960)     $              $ 38,105
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                      $157,656    $ 90,129    $ 85,872    $ 46,113      $              $379,770
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                     $  3,565    $  2,176    $  2,080    $    589      $              $  8,410
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                     $  2,506    $  2,085    $    650    $      0      $              $  5,241
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                     $  5,607    $  2,902    $  1,858    $    384      $              $ 10,751
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

SCHEDULE II

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED VALUATION ACCOUNTS

For the Three Years Ended October 31, 1994, 1995 and 1996
(in thousands of dollars)

-----------------------------------------------------------------------------------------------------------------------------

                                                                       BALANCE    CHARGES TO   DEDUCTIONS
                                                                      BEGINNING    COSTS AND     NET OF      OTHER ADDITIONS
                                                                       OF YEAR     EXPENSES    RECOVERIES     (REDUCTIONS)
-----------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
Years ended October 31:
  1994                                                                $   3,101    $   1,915    $  (1,949)             --
  1995                                                                    3,067        1,536         (848)             --
  1996                                                                    3,755        2,039       (1,352)             --
-----------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------

                                                                     BALANCE END
                                                                       OF YEAR
-------------------------------------------------------------------
Allowance for Doubtful Accounts
Years ended October 31:
  1994                                                                $   3,067
  1995                                                                    3,755
  1996                                                                    4,442
-------------------------------------------------------------------

ITEM  9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item is incorporated by reference to the information set forth under the caption "Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Stockholders. See also the cover page of this Form 10-K and item 1.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated by reference to the information set forth under the caption "Principal Stockholders" contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference to the information set forth under the captions "Executive Compensation" and "Certain Relationships and Related Transactions" contained in the Proxy Statement to be used by the Company in connection with the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K:

           1. and 2. Consolidated Financial Statements and Consolidated Financial Statement Schedule.

    The following consolidated financial statements of ABM Industries Incorporated and subsidiaries are included in Item 8:

           Independent Auditors' Report

           Consolidated balance sheets -- October 31, 1995 and 1996

           Consolidated statements of income -- Years ended October 31, 1994, 1995 and 1996

           Consolidated statements of stockholders' equity -- Years ended October 31, 1994, 1995 and 1996

           Consolidated statements of cash flows -- Years ended October 31, 1994, 1995 and 1996

           Notes to consolidated financial statements -- October 31, 1996.

    The following consolidated financial statement schedule of ABM Industries Incorporated and subsidiaries is included in Item 8.

    Schedule II--Consolidated Valuation Accounts for the Three Years Ended October 31, 1994, 1995 and 1996.

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

                   --------------------------------------------------
 Exhibit
  Number                                     Description

            ---------------------------------------------------------------
  3.1  [j]   Certificate of Incorporation, as amended.
  3.2  [a]   Restated Bylaws, as amended effective September 19, 1995.
  4.1  [l]   Credit Agreement, dated September 22, 1994, between Bank of America
             National Trust and Savings Association and the Company.
  4.2  [k]   First Amendment to Credit Agreement dated September 22, 1994.
  4.3  [k]   Second Amendment to Credit Agreement dated September 22, 1994.
  4.4  [c]   Third Amendment to Credit Agreement dated February 6, 1996.
  4.5  [c]   Business Loan Agreement dated February 13, 1996.
 10.2  [j]*  1985 Employee Stock Purchase Plan as amended effective December 19, 1995.
 10.3  [b]*  Supplemental Medical and Dental Plan.
 10.4  [j]*  1984 Executive Stock Option Plan as amended effective December 19, 1995.
 10.7  [f]*  Executive Employment Agreement with Sydney J. Rosenberg.
 10.9  [f]*  Short Form Deed of Trust and Assignment of Rents (dated December 17, 1991)
             between the Company and John F. Egan, together with the related Promissory
             Note (dated January 1, 1992).
10.13  [j]*  1987 Stock Option Plan as amended effective December 19, 1995.
10.16  [d]   Rights Agreement, dated as of April 11, 1988, between the Company and Bank of America National Trust and Savings Association, as Rights Agent with
             Chemical Trust Company of California as successor-in-interest to Bank of
             America as Rights Agent.
10.19  [e]*  Service Award Plan.
10.20  [f]*  Executive Employment Agreement with William W. Steele.
10.21  [f]*  Amended and Restated Retirement Plan for Outside Directors.
10.22  [f]*  Amendment No. 1 to Service Award Plan.
10.23  [g]*  Form of Outside Director Retirement Agreement (dated June 16, 1992).
10.24  [g]*  Executive Employment Agreement with John F. Egan.
10.25  [g]*  Executive Employment Agreement with Jess. E. Benton, III.
10.27  [h]   Guaranty of American Building Maintenance Industries, Inc.
10.28  [i]*  Deferred Compensation Plan.
10.29  [i]*  Form of Existing Executive Employment Agreement Other Than Those Named
             Above.
10.30  [l]*  Executive Employment Agreement with Martinn H. Mandles, as amended by
             Amendments One and Two.
10.31  [l]*  Amendment of Corporate Executive Employment Agreement with William W.
             Steele.
10.32  [l]*  First and Second Amendments of Corporate Executive Employment Agreement
             with John F. Egan.
10.33  [l]*  Amendment of Corporate Executive Employment Agreement with Sydney J.
             Rosenberg.
10.34  [l]*  First and Second Amendments of Corporate Executive Employment Agreement
             with Jess E. Benton, III.
10.35  [l]*  Form of Amendments of Corporate Executive Employment Agreements with Other
             Than Those Named Above.
10.36  [m]*  Form of Indemnification for Directors.
10.37  *     Second Amendment of Corporate Executive Employment Agreement with William
             W. Steele.
10.38  *     Second Amendment of Corporate Executive Employment Agreement with Sydney J.
             Rosenberg.
10.39  *     Third Amendment of Corporate Executive Employment Agreement with Martinn H.
             Mandles.
 22.1        Subsidiaries of the Registrant.
 24.1        Consent of Independent Certified Public Accountants.
 27.1        Financial Data Schedule.

                                                  (FOOTNOTES ON FOLLOWING PAGE.)

------------------------------
[a] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1995.

[b] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1984.

[c] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended January 31, 1996.

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

[j] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended April 30, 1996.

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

[m] Incorporated by reference to exhibit 10.20 which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended April 30, 1991.

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

ABM INDUSTRIES INCORPORATED

By:                     /s/ Sydney J. Rosenberg
           -------------------------------------------------
                          Sydney J. Rosenberg
                   Chairman of the Board and Director
                            January 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              /s/ Sydney J. Rosenberg                                 /s/ David H. Hebble
 --------------------------------------------------    --------------------------------------------------
                Sydney J. Rosenberg                                     David H. Hebble
         Chairman of the Board and Director                            Vice President and
                  January 27, 1997                                  Chief Financial Officer
                                                                 (Principal Financial Officer)
                                                                        January 27, 1997

               /s/ William W. Steele                                  /s/ Hussain A. Khan
 --------------------------------------------------    --------------------------------------------------
           William W. Steele, President,                     Hussain A. Khan, Corporate Controller
        Chief Executive Officer and Director                     (Principal Accounting Officer)
                  January 27, 1997                                      January 27, 1997

                   /s/ B. Cattani                                       /s/ John F. Egan
 --------------------------------------------------    --------------------------------------------------
           Maryellen B. Cattani, Director                                 John F. Egan
                  January 27, 1997                                Vice President and Director
                                                                        January 27, 1997

                 /s/ Luke S. Helms                                  /s/ Charles T. Horngren
 --------------------------------------------------    --------------------------------------------------
              Luke S. Helms, Director                            Charles T. Horngren, Director
                  January 27, 1997                                      January 27, 1997

             /s/ Henry L. Kotkins, Jr.                               /s/ Martinn H. Mandles
 --------------------------------------------------    --------------------------------------------------
          Henry L. Kotkins, Jr., Director                              Martinn H. Mandles
                  January 27, 1997                           Executive Vice President and Director
                                                                        January 27, 1997

               /s/ Theodore Rosenberg                                 /s/ William E. Walsh
 --------------------------------------------------    --------------------------------------------------
        Theodore Rosenberg, Chairman of the                        William E. Walsh, Director
          Executive Committee and Director                              January 27, 1997
                  January 27, 1997

28