Form 10-Q
period 1997-01-31
ABM INDUSTRIES INC /DE/
filed 1997-03-17
CIK 771497

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10 Q

(Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    ---                       EXCHANGE  ACT OF 1934

               For the quarterly period ended     JANUARY 31, 1997
                                                  ----------------
                                       OR

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
Yes  X   No
    ---    ----

Number of shares of Common Stock outstanding as of January 31, 1997: 19,980,753

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)


--------------------------------------------------------------------------------------
                                                      OCTOBER 31,         JANUARY 31,
 ASSETS:                                                1996                 1997
--------------------------------------------------------------------------------------
                                                                           (Unaudited)
 CURRENT ASSETS:
    Cash and cash equivalents                          $    1,567          $    6,361
    Accounts receivable, net                              183,716             185,352
    Inventories                                            16,492              19,207
    Deferred income taxes                                  11,684              12,429
    Prepaid expenses and other current assets              20,296              21,600
--------------------------------------------------------------------------------------
       Total current assets                               233,755             244,949
--------------------------------------------------------------------------------------

 INVESTMENTS AND LONG-TERM RECEIVABLES                     15,941              15,876

 PROPERTY, PLANT AND EQUIPMENT, AT COST:
    Land and buildings                                      4,750               4,981
    Transportation equipment                                9,750              10,236
    Machinery and other equipment                          39,899              40,437
    Leasehold improvements                                  8,202               8,418
--------------------------------------------------------------------------------------
                                                           62,601              64,072
 Less accumulated depreciation and amortization           (40,031)            (41,445)
--------------------------------------------------------------------------------------
 Property, plant and equipment, net                        22,570              22,627
--------------------------------------------------------------------------------------
 INTANGIBLE ASSETS - NET                                   76,366              80,763
 DEFERRED INCOME TAXES                                     22,046              22,204
 OTHER ASSETS                                               9,092               8,473
--------------------------------------------------------------------------------------
                                                       $  379,770          $  394,892
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------



                                                                          (continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)


--------------------------------------------------------------------------------------
                                                      OCTOBER 31,         JANUARY 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY:                   1996                1997
--------------------------------------------------------------------------------------
                                                                           (Unaudited)
 CURRENT LIABILITIES:
    Current  portion of long-term debt                 $      902          $      933
    Bank overdraft                                          4,935               6,026
    Trade accounts payable                                 27,091              26,555
    Income taxes payable                                    1,864               5,921
    Accrued Liabilities:
       Compensation                                        27,862              24,443
       Taxes - other than income                            9,952              12,338
       Insurance claims                                    23,256              23,633
       Other                                               17,936              21,773
--------------------------------------------------------------------------------------
          Total current liabilities                       113,798             121,622
 Long-Term Debt (less current portion)                     33,664              27,763
 Retirement plans                                          10,140              11,875
 Insurance claims                                          51,475              52,149
--------------------------------------------------------------------------------------
          Total Liabilities                               209,077             213,409
--------------------------------------------------------------------------------------

 SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
     PREFERRED STOCK                                        6,400               6,400

 STOCKHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000
    shares authorized;  none issued                             _                   _
 Common stock, $.01 par value, 28,000,000 shares
   authorized; 19,489,000 and 19,981,000 shares
   issued and outstanding at October 31, 1996
   and January 31, 1997, respectively                         195                 200
  Additional capital                                       48,548              56,619
  Retained earnings                                       115,550             118,264
--------------------------------------------------------------------------------------
          Total stockholders' equity                      164,293             175,083
--------------------------------------------------------------------------------------
                                                       $  379,770          $  394,892
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                     (In Thousands Except per Share Amounts)


--------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED
                                                                   JANUARY 31
                                                           1996                1997
--------------------------------------------------------------------------------------
 REVENUES AND OTHER INCOME                             $  254,401          $  291,638

 EXPENSES:
    Operating Expenses and Cost of Goods Sold             220,458             252,751
    Selling, General and Administrative                    25,992              29,645
    Interest                                                  849                 897
--------------------------------------------------------------------------------------
       Total Expenses                                     247,299             283,293
--------------------------------------------------------------------------------------

 INCOME BEFORE INCOME TAXES                                 7,102               8,345

 INCOME TAXES                                               3,054               3,505
--------------------------------------------------------------------------------------
 NET INCOME                                            $    4,048          $    4,840
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

 EARNINGS PER COMMON SHARE                             $     0.20          $     0.22

 DIVIDENDS PER COMMON SHARE                            $   0.0875          $     0.10

 AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING                                    19,796              21,416



Per share amounts have been restated to retroactively reflect the two-for-one common stock split on July 15, 1996

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1997
                                 (In Thousands)


--------------------------------------------------------------------------------------
                                                      JANUARY 31,         JANUARY 31,
                                                         1996                1997
--------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                       $  249,679          $  293,224
    Other operating cash receipts                             573                 743
    Interest received                                          94                 151
    Cash paid to suppliers and employees                 (247,036)           (277,882)
    Interest paid                                          (1,034)               (799)
    Income taxes paid                                        (820)               (351)
--------------------------------------------------------------------------------------
    Net cash provided by operating activities               1,456              15,086
--------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment             (3,216)             (1,976)
    Proceeds from sale of assets                              221                 144
   (Increase) decrease in investments and
      long-term receivable                                 (4,852)                 65
    Intangible assets acquired                               (926)               (791)
--------------------------------------------------------------------------------------
    Net cash used in investing activities                  (8,773)             (2,558)
--------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued                                     1,478               1,976
    Dividends paid                                         (1,776)             (2,126)
    (Decrease) increase in cash overdraft                    (434)              1,086
    Increase in notes payable                                   -                  31
    Long-term borrowings                                   32,000              14,112
    Repayments of long-term borrowings                    (24,013)            (22,813)
--------------------------------------------------------------------------------------
   Net cash provided by (used in) financing
      activities                                            7,255              (7,734)
--------------------------------------------------------------------------------------
NET (DECREASE)INCREASE IN CASH AND CASH
   EQUIVALENTS                                                (62)              4,794
 CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD              1,840               1,567
--------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS END OF PERIOD               $    1,778          $    6,361
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1997
                                 (In Thousands)


--------------------------------------------------------------------------------------
                                                      JANUARY 31,         JANUARY 31,
                                                         1996                1997
--------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

 Net Income                                              $  4,048            $  4,840

 Adjustments:
    Depreciation and amortization                           3,092               3,783
    Provision for bad debts                                   448                 497
    Gain on sale of assets                                   (164)                (10)
    Deferred income taxes                                    (959)               (903)
    (Increase) decrease in accounts receivable             (4,427)              1,291
    Increase in inventories                                   (98)             (2,379)
    Increase in prepaid expenses and other
      current assets                                         (688)             (1,223)
    (Increase) decrease in other assets                    (1,996)                619
    Increase in income taxes payable                        3,193               4,057
    Increase in retirement plans accrual                      644               1,735
    Increase  in insurance claims liability                 1,077               1,051
    (Decrease) increase in accounts payable and
      other accrued liabilities                            (2,714)              1,728
--------------------------------------------------------------------------------------
 Total Adjustments to net income                           (2,592)             10,246
--------------------------------------------------------------------------------------

 Net Cash Provided by Operating Activities               $  1,456            $ 15,086
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

                          ABM INDUSTRIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly the Company's financial position as of January 31, 1997 and the results of operations and cash flows for the three months then ended. These adjustments are of a normal, recurring nature.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10K filed for the fiscal year ended October 31, 1996 with the Securities and Exchange Commission.

2.   EARNINGS PER SHARE

    NET INCOME PER COMMON SHARE: Net income per common and common equivalent share, after the reduction for preferred stock dividends in the amount of $128,000 during the three months ended January 31, 1997, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as reported.

On June 18, 1996, the Company's Board of Directors approved a two-for-one stock split, payable to shareholders of record as of the close of business on July 15, 1996. A total of 9,669,000 shares of common stock were issued in connection with the stock split. All share and per share amounts have been restated to retroactively reflect the common stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks. This agreement has a $125 million line of credit expiring September 22, 1998, which at the Company's option, may be extended one year. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.45%. As of January 31, 1997, the total amount outstanding was approximately $83 million, which was comprised of loans in the amount of $22 million and standby letters of credit of $61 million. This agreement requires the Company to meet certain financial ratios and places some limitations on dividend payments and outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year. In February 1996, the Company entered into a loan agreement with a major U.S. bank which provides a seven-year term loan of $5 million at a fixed interest rate of 6.78 %. Annual payments of principal and interest in varying amounts are due February 15, 1997 through February 15, 2003. The Company also has a 9.35% note payable to an insurance company with a remaining amount of $1,272,000. Interest is payable monthly and principal amounts of $636,000 are due annually through October 1, 1998. The Company's effective interest rate for all borrowings for the quarter ended January 31, 1997 was 6.89%.

At January 31, 1997, working capital was $123.3 million, as compared to $120.0 million at October 31, 1996.

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

     Effective November 1, 1996, the Company, through one of its subsidiaries, acquired the operations and net assets of Sica Electrical and Maintenance Corp., of Ozone Park, New York. Sica Electrical and Maintenance Corp. is an electrical and lighting maintenance company which operates in the greater New York City metropolitan area, New Jersey, up-state New York, Pennsylvania, and Connecticut. In connection with this acquisition, the Company issued 348,323 of its common shares at the time of closing and will make additional payments in common shares over a five-year period based on the operating profits (income before taxes and interest) of the acquired business. A maximum of 348,323 common shares may be issued in connection with future payments. Effective November 1, 1996, the Company's earnings per common share calculation includes the 696,646 shares issued and to be issued under the contract with the sellers. The Company estimates that in fiscal 1997 this acquisition will contribute approximately $15 million in revenues.


RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and first quarter which end on October 31 and January 31, respectively.

THREE MONTHS ENDED JANUARY 31, 1997 VS. THREE MONTHS ENDED JANUARY 31, 1996


     Revenues and other income (hereafter called revenues) for the first three months of fiscal year 1997 were $292 million compared to $254 million in 1996, a 15% increase over the same quarter of the prior year. This growth was attributable to new business and price increases as well as revenues generated from acquisitions. For the quarter ended January 31, 1997, the increase in revenues relating to acquisitions made during fiscal 1996 was approximately $11 million on a total revenue increase of $38 million.

     Net income for the first quarter of 1997 was $4,840,000, an increase of 20%, compared to the net income of $4,048,000 for the first quarter of 1996.
Due to the increase in the average number of common and common equivalent shares outstanding, earnings per share rose 10% to 22 cents for the first quarter of 1997 compared to 20 cents for the same period in 1996. Cost controls, coupled with revenue growth, enabled the Company to realize improved earnings. As a percentage of revenues, operating expenses and cost of goods sold were 86.7% for the first quarter of 1997, the same percentage as in 1996. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) of 13.3% was the same as the first quarter of 1996. The gross profit percentage remained constant despite stiff competition in the market place faced by most of the Company's divisions.

     Selling, general and administrative expenses for the first three months of fiscal year 1997 were $29.6 million compared to $26.0 million for the corresponding three months of fiscal year 1996. As a percentage of revenues, selling, general and administrative expenses decreased slightly, from 10.21% for the three months ended January 31, 1996, to 10.16% for the same period in 1997 primarily as a result of management's cost containment measures. The increase in the dollar amount, $3.7 million, of selling, general and administrative expenses for the three months ended January 31, 1997, compared to the same period in 1996, is primarily due to expenses necessary for growth and to a lesser extent various expenses associated with acquisitions.

     Interest expense was $897,000 for the first three months of fiscal year 1997 compared to $849,000 in 1996, an increase of $48,000 over the same period of the prior fiscal year. This increase was primarily due to higher weighted average borrowings during the first quarter of 1997.

     The pre-tax income for the first quarter of 1997 was $8,345,000 compared to $7,102,000, an increase of 18% over the same quarter of 1996. The growth in pre-tax income outpaced the revenue growth for the current quarter of 1997 due primarily to the realization of operating economies related to the integration of recent acquisitions with existing operations which resulted in lower selling, general and administrative expenses as a percentage of revenue.

     The estimated effective income tax rate for the first three months of 1997 was 42%, compared to 43% in the first three months of 1996. The lower tax rate was due to an expected increase in tax credits.

     The results of operations from the Company's three industry segments and its eight operating divisions for the three months ended January 31, 1997, as compared to the three months ended January 31, 1996, are more fully described below:

     Revenues of the Janitorial Divisions segment, which includes American Building Maintenance (also known as ABM Janitorial Services) and Easterday Janitorial Supply, for the first quarter of fiscal year 1997 were $166 million, an increase of approximately $24 million, or 17% over the first quarter of fiscal 1996, while its operating profits increased by 14% over the comparable quarter of 1996. This is the Company's largest segment and accounted for approximately 57% of the Company's total revenues for the current quarter. AMERICAN BUILDING MAINTENANCE'S revenues increased by 17% during the first quarter of fiscal year 1997 as compared to the same quarter of 1996 both as a result of several acquisitions made during the latter half of fiscal year 1996 and revenue growth in nearly all of its regions. This Division's operating profits increased 13% when compared to the same period last year. The increase in operating profits is principally due to reductions in insurance and labor-related expenses. The Division also successfully controlled its selling, general and administrative expenses relative to the increase in revenues. EASTERDAY JANITORIAL SUPPLY'S first quarter revenue increased by approximately 14% compared to the same quarter in 1996 generally due to strong sales in the Los Angeles and San Francisco markets. An increase of 22% in operating profits was achieved because of higher sales and an improved gross margin percentage.

     Revenues of the Public Service Divisions segment, which includes Ampco System Parking and American Commercial Security Services (also known as "ACSS" and "ABM Security Services"), for the first quarter of 1997 were approximately $58 million, a 9% increase over the same quarter of fiscal year 1996. Public Service Divisions accounted for approximately 20% of the Company's revenues. However, the operating profits of this segment decreased by 7% as both of its divisions reported lower profits when compared to the prior year quarter. AMERICAN COMMERCIAL SECURITY SERVICES reported an increase in revenues of 16%, but its profits were down by 3% in the first quarter of 1997 compared to the same period of 1996. The revenue growth was largely due to an acquisition in Minneapolis in May 1996 as well as other new business, particularly in its Southern California Region. The small decrease in operating profit was primarily due to increased labor costs related to the acquisition in Minneapolis and an increase in unbillable overtime throughout the Division. AMPCO SYSTEM PARKING Division's revenues increased by 4%, while its profits declined 11% during the first quarter of fiscal year 1997 compared to the first quarter of 1996. The increase in revenues was mostly due to growth in its airport business. The operating profit decrease was due for the most part to lower profit margins as a result of increased legal and insurance costs in the division's Northern California and Pacific Northwest operations, as well as replacement of several leases in Colorado upon expiration with less profitable management agreements.

The Company's Technical Divisions segment includes Amtech Elevator Services, ABM Engineering Services, Amtech Lighting Services and CommAir Mechanical Services. This segment reported revenues of $68 million, which represent approximately 23% of the Company's revenues for the first quarter of fiscal year 1997. This represents an increase of approximately 15% over the same quarter of last year due to increases in revenues reported by its all divisions. Operating profit of this segment increased 62% compared to the first quarter of 1996 due to significant increases in operating profits of its Elevator and Lighting divisions, offset by small decreases in its CommAir Mechanical and ABM Engineering divisions. Revenues for AMTECH ELEVATOR SERVICES were up by 15% for the first quarter of fiscal year 1997 over the same quarter of 1996 largely due to an increased customer base in the maintenance and repair sector. The Division posted a dramatic increase in operating profit for the first quarter compared to the corresponding quarter of fiscal year 1996. This increase can be attributed primarily to the sale during the second quarter of 1996 of its Mexican subsidiary, which incurred losses in the same quarter of the prior year. ABM ENGINEERING SERVICES' revenues increased by 8% but its operating profits declined 8% for the first quarter of 1997 compared to the same period in 1996. Revenue increases were recorded by most of its regions reflecting increased penetration into new markets as well as increased sales to existing customers. The decrease in operating profits resulted from a combination of lower margins on fixed price contracts, increased insurance costs, and an increase in selling, general and administrative costs. AMTECH LIGHTING

SERVICES Division reported a 23% revenue increase due almost entirely to the acquisition of Sica Electrical and Maintenance of New York, which was effective November 1, 1996. Operating profits increased by 138% during the first quarter of fiscal year 1997 compared to the same quarter of the prior year primarily due to this acquisition and lower direct costs. COMMAIR MECHANICAL SERVICES Division's revenues increased by 16% resulting primarily from additional energy management and installation contracts. Operating profits for the first quarter of 1997 decreased by 9% from the prior year first quarter results. This decrease for the current year quarter was a result of an increase in selling, general and administrative expenses proportionately greater than the increase in gross margin.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - not applicable.





Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit 27.1 - Financial Data Schedule.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended January 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ABM Industries Incorporated


March 14, 1997                                 /s/ David H. Hebble
--------------                      ---------------------------------------
                                             Vice President, Principal
                                                 Financial Officer