Form 10-Q
period 1997-04-30
ABM INDUSTRIES INC /DE/
filed 1997-06-13
CIK 771497

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549


                                      FORM 10 Q

(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    ---                          EXCHANGE ACT OF 1934

                            For the quarterly period ended APRIL 30, 1997
                                                           --------------

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
Yes X No
    -     ----

Number of shares of Common Stock outstanding as of April 30, 1997: 20,140,935
                                                                   ----------

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                         (In thousands except share amounts)

--------------------------------------------------------------------------------

                                                         OCTOBER 31,  APRIL 30,
ASSETS:                                                     1996       1997
                                                                    (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                           $   1,567    $   1,498
   Accounts receivable, net                              183,716      191,300
   Inventories                                            16,492       20,134
   Deferred income taxes                                  11,684       13,254
   Prepaid expenses and other current assets              20,296       22,396
--------------------------------------------------------------------------------
      Total current assets                               233,755      248,582
--------------------------------------------------------------------------------

INVESTMENTS AND LONG-TERM RECEIVABLES                     15,941       15,753

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land and buildings                                      4,750        4,791
   Transportation equipment                                9,750       10,591
   Machinery and other equipment                          39,899       41,337
   Leasehold improvements                                  8,202        8,941
--------------------------------------------------------------------------------
                                                          62,601       65,660
Less accumulated depreciation and amortization          (40,031)     (42,256)
--------------------------------------------------------------------------------
Property, plant and equipment, net                        22,570       23,404
--------------------------------------------------------------------------------

INTANGIBLE ASSETS, NET                                    76,366       82,828
DEFERRED INCOME TAXES                                     22,046       23,086
OTHER ASSETS                                               9,092        8,690
--------------------------------------------------------------------------------

                                                       $ 379,770    $ 402,343
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                      continued)

                     ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                         (In thousands except share amounts)

--------------------------------------------------------------------------------
                                                         OCTOBER 31,  APRIL 30,
LIABILITIES AND STOCKHOLDERS' EQUITY:                       1996       1997
                                                                    (Unaudited)

CURRENT LIABILITIES:
   Current  portion of long-term debt                       $902       $1,384
   Bank overdraft                                          4,935        8,209
   Trade accounts payable                                 27,091       25,549
   Income taxes payable                                    1,864        1,993
   Accrued Liabilities:
      Compensation                                        27,862       29,766
      Taxes - other than income                            9,952       11,454
      Insurance claims                                    23,256       24,516
      Other                                               17,936       22,614
--------------------------------------------------------------------------------
         Total current liabilities                       113,798      125,485
Long-Term Debt (less current portion)                     33,664       23,076
Retirement plans                                          10,140       12,428
Insurance claims                                          51,475       54,032
--------------------------------------------------------------------------------
         Total Liabilities                               209,077      215,021
--------------------------------------------------------------------------------

SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
    PREFERRED STOCK                                        6,400        6,400

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000
   shares authorized;  none issued                             -            -
 Common stock, $.01 par value, 28,000,000 shares
   authorized; 19,489,000 and 20,140,000 shares
   issued and outstanding at October 31, 1996
   and April 30, 1997, respectively                          195          201
 Additional capital                                       48,548       58,748
 Retained earnings                                       115,550      121,973
--------------------------------------------------------------------------------
         Total stockholders' equity                      164,293      180,922
--------------------------------------------------------------------------------

                                                        $379,770     $402,343
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                       (In thousands except per share amounts)


-------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           APRIL 30                      APRIL 30
                                                      1996            1997          1996            1997
-------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                         $  262,069     $  294,309     $  516,470     $  585,947

EXPENSES:
   Operating Expenses and Cost of Goods Sold         226,779        253,255        447,236        506,006
   Selling, General and Administrative                26,197         30,173         52,190         59,818
   Interest                                              848            796          1,697          1,693
-------------------------------------------------------------------------------------------------------------
      Total Expenses                                 253,824        284,224        501,123        567,517
-------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                             8,245         10,085         15,347         18,430

INCOME TAXES                                           3,545          4,236          6,599          7,741

-------------------------------------------------------------------------------------------------------------
NET INCOME                                        $    4,700     $    5,849     $    8,748     $   10,689
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE                         $     0.23     $     0.26     $     0.43     $     0.48

DIVIDENDS PER COMMON SHARE                        $   0.0875     $     0.10     $    0.175     $     0.20

AVERAGE NUMBER OF COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                     20,116         21,598         19,956         21,507



Per share amounts have been restated to retroactively reflect the two-for-one common stock split on July 15, 1996

                     ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1997
                                    (In thousands)
--------------------------------------------------------------------------------
                                                       APRIL 30,     APRIL 30,
                                                        1996          1997
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                      $ 507,321    $ 583,433
   Other operating cash receipts                         1,068          748
   Interest received                                       228          309
   Cash paid to suppliers and employees               (493,391)    (553,546)
   Interest paid                                        (1,934)      (1,889)
   Income taxes paid                                    (9,191)     (10,222)
--------------------------------------------------------------------------------
   Net cash provided by operating
      Activities                                         4,101       18,833
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment           (6,136)      (5,102)
   Proceeds from sale of assets                            274          219
   (Increase) decrease in investments and
      long-term receivable                              (4,754)         188
   Intangible assets acquired                           (2,497)      (4,410)
--------------------------------------------------------------------------------
   Net cash used in investing activities               (13,113)      (9,105)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued                                   3,782        4,106
   Dividends paid                                       (3,582)      (4,266)
   Increase (Decrease) in cash overdraft                (3,234)       3,269
   Increase in notes payable                                 -          482
   Long-term borrowings                                 61,000       23,622
   Repayments of long-term borrowings                  (49,025)     (37,050)
--------------------------------------------------------------------------------
   Net cash provided by financing activities             8,941       (9,797)
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (71)         (69)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD            1,840        1,567
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD              $   1,769    $   1,498
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1997
                                    (In thousands)


--------------------------------------------------------------------------------
                                                        APRIL 30,    APRIL 30,
                                                         1996           1997
--------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

Net Income                                              $8,748      $10,689

Adjustments:
   Depreciation and amortization                         6,608        7,614
   Provision for bad debts                                 853          880
   Gain on sale of assets                                 (187)         (13)
   Deferred income taxes                                (2,356)      (2,610)
   Increase in accounts and other receivables           (8,208)      (5,040)
   (Increase)decrease in inventories and
       Supplies                                            355       (3,306)
   Increase in prepaid expenses                         (1,926)      (2,019)
   (Increase)decrease in other assets                   (1,259)         402
   Increase(decrease) in income taxes payable             (236)         129
   Increase in retirement plans accrual                  1,137        2,288
   Increase  in insurance claims liability               2,011        3,817
   Increase(decrease) in accounts payable and
      other accrued liabilities                         (1,439)       6,002
--------------------------------------------------------------------------------
Total Adjustments to net income                         (4,647)       8,144
--------------------------------------------------------------------------------

Net Cash Provided by Operating
   Activities                                           $4,101      $18,833
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ABM INDUSTRIES INCORPORATED

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  GENERAL

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, which are necessary to present fairly the Company's financial position as of April 30, 1997 and the results of operations, and cash flows for the six months then ended. These adjustments are of a normal, recurring nature.

    These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10K filed for the fiscal year ended October 31, 1996 with the Securities and Exchange Commission.

2.  EARNINGS PER SHARE

    NET INCOME PER COMMON SHARE: Net income per common and common equivalent share, after the reduction for preferred stock dividends in the amount of $256,000 during the six months ended April 30, 1997, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as reported.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks. This agreement has a $125 million line of credit expiring September 22, 1999. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.45%. As of April 30, 1997, the total amount outstanding was approximately $83 million, which was comprised of loans in the amount of $18 million and standby letters of credit of $65 million. This agreement requires the Company to meet certain financial ratios and places some limitations on dividend payments and outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year. In February 1996, the Company entered into a loan agreement with a major U.S. bank which provided a seven-year term loan at a fixed interest rate of 6.78 %. Annual payments of principal and interest in varying amounts are due February 15, 1998 through February 15, 2003 on the remaining balance of $4,777,054. The Company also has a 9.35% note payable to an insurance company with a remaining amount of $1,272,000. Interest is payable monthly and principal amounts of $636,000 are due annually through October 1, 1998. The Company's effective interest rate for all borrowings for the six months ended April 30, 1997 was 6.9%.

At April 30, 1997, working capital was $123.1 million, as compared to $120.0 million at October 31, 1996.


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

    The Company is currently involved in three proceedings relating to environmental matters: one involving alleged potential groundwater contamination at a Company facility in Florida; one involving alleged soil contamination at a former Company facility in Arizona; and one involving a claim under Proposition 65 in California relating to an alleged failure to post statutory warning signs in Company operated parking garages. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse affect on the Company's financial position or its results of operations.


ACQUISITIONS AND DISPOSITIONS

    The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

    Effective November 1, 1996, the Company acquired the operations and net assets of Sica Electrical and Maintenance Corp., of Ozone Park, New York. Sica Electrical and Maintenance Corp. is an electrical and lighting maintenance company which operates in the greater New York City metropolitan area, New Jersey, up-state New York, Pennsylvania, and Connecticut. In connection with this acquisition, the Company issued 348,323 of its common shares at the time of closing and will make additional payments in common shares over a five-year period based on the operating profits (income before taxes and interest) of the acquired business. A maximum of 348,323 common shares may be issued in connection with future payments. Effective November 1, 1996, the Company's earnings per common share calculation includes the 696,646 shares issued and to be issued under the contract with the sellers. The Company estimates that in fiscal 1997 this acquisition will contribute approximately $15 million in revenues.

Effective February 1, 1997, the Company acquired maintenance contracts and selected assets of SMK Corp. of Las Vegas (also known as DeLuca Building Maintenance), with customers located in Las Vegas, Nevada and the surrounding area. The Company estimates that in fiscal 1997 this acquisition will contribute approximately $1 million in revenues.

Effective March 1, 1997, the Company acquired HVAC (heating, ventilation, and air conditioning) customer contracts, assets and certain liabilities from Preferred Mechanical Services of Northridge, California. Most of the business acquired was in Southern California, plus a few contracts in Las Vegas, Nevada. The Company estimates that this acquisition will contribute approximately $4.3 million in revenues in fiscal year 1997.

Effective April 1, 1997, the Company acquired janitorial contracts and selected assets of Geoserv of Phoenix, Inc. and Janus, Inc., with customers in the metropolitan areas of Albuquerque, New Mexico, Phoenix and Tucson, Arizona. The Company estimates that in fiscal 1997 this acquisition will contribute approximately $3 million in revenues.

Effective May 1, 1997, the Company acquired the janitorial contracts and selected assets of Polaris, Inc., with customers in the metropolitan areas of Indianapolis, Indiana, and Columbus and Cincinnati, Ohio. The Company estimates that this acquisition will contribute approximately $1.9 million in revenues in fiscal year 1997.


RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and second quarter which end on October 31 and April 30, respectively.

SIX MONTHS ENDED APRIL 30, 1997 VS. SIX MONTHS ENDED APRIL 30, 1996

    Revenues and other income (hereafter called revenues) for the first six months of fiscal year 1997 were $586 million compared to $516 million in 1996, a 13% increase over the same period of the prior year. This growth was attributable to business and price increases as well as revenues generated from acquisitions. For the six months ended April 30, 1997, the increase in revenues relating to acquisitions made during fiscal years 1996 and 1997 was approximately $25 million on a total revenue increase of $69 million.

    Net income for the first six months of 1997 was $10,689,000 an increase of 22%, compared to the net income of $8,748,000 for the first six months of 1996. Earnings per share rose 12% to 48 cents for the first six months of 1997 compared to 43 cents for the same period in 1996. The increase in earnings per share was not proportional to the increase in net income due to the increased average number of common and common equivalent shares outstanding. This improvement in earnings is primarily the result of increased revenues as well as control of costs in order to improve margins.

As a percentage of revenues, operating expenses and cost of goods sold decreased to 86.4% for the first six months of 1997 compared to 86.6% in 1996. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) was 13.6% compared to the prior year's 13.4%. This improvement is partly attributable to increased sales without a corresponding increase in insurance costs during 1997.

    Selling, general and administrative expense for the first six months of fiscal year 1997 was $59.8 million compared to $52.2 million for the corresponding six months of fiscal year 1996. As a percentage of revenues, selling, general and administrative expense increased slightly, from 10.1% for the six months ended April 30, 1996, to 10.2% for the same period in 1997 primarily due to increased selling expenses associated with national accounts and promotion of the ABM Family of Services, and to a lesser extent, expenses associated with acquisitions.

    Interest expense was $1,693,000 for the first six months of fiscal year 1997, only slightly lower than the 1996 interest expense of $1,697,000, due to a small decrease in average interest rates compared to the prior year.

    The pre-tax income for the first six months of 1997 was $18,430,000 compared to $15,347,000 in 1996, an increase of 20% over the corresponding period in 1996. The growth in pre-tax income outpaced the revenue growth for the first half of 1997 due primarily to lower operating expenses and cost of goods sold as a percentage of revenue, particularly in the Elevator and Lighting divisions.

    The effective income tax rates for the first six months of fiscal years
1997 and 1996 were 42% and 43%, respectively. The lower rate in the current year reflects an expected increase in tax credits.

    The Company's divisions (consisting of one or more subsidiaries of the Company), listed below, operate in three functionally oriented segments of the building services industry--Janitorial Divisions, Public Service Divisions and Technical Divisions.

                                  PUBLIC
                   JANITORIAL     SERVICE         TECHNICAL
                   DIVISIONS      DIVISIONS       DIVISIONS
                   ------------------------------------------------
                   American       American        ABM
                   Building       Commercial      Engineering
                   Maintenance    Security        Services
                                  Services

                   Easterday                      Amtech
                   Janitorial     Ampco System    Elevator
                   Supply         Parking         Services

                                                  Amtech
                                                  Lighting
                                                  Services

                                                  CommAir
                                                  Mechanical
                                                  Services

    The results of operations from the Company's three industry segments and its eight operating divisions for the six months ended April 30, 1997, as compared to the six months ended April 30, 1996, are more fully described below:

    The Janitorial Divisions segment, which includes American Building Maintenance (also known as ABM Janitorial Services) and Easterday Janitorial Supply, accounted for approximately 56% of the Company's total revenues for the first half of the 1996 fiscal year. Revenues of this segment for the first six months of fiscal year 1997 were $330 million, an increase of approximately $43 million, or 15% over the first six months of fiscal 1996. The operating profits of this segment increased by 14% over the comparable period in 1996. Revenues of AMERICAN BUILDING MAINTENANCE increased 15% for the first six months of fiscal year 1997 compared to the same period in 1996, both as a result of acquisitions in the Midwest and Southwest Regions, and internal revenue growth throughout the majority of its regions. This Division's operating profits increased 14% when compared to the same period last year. The increase in operating profits is proportionate to the revenue increase, and is attributable to the revenue growth, as margins remained comparable. EASTERDAY JANITORIAL SUPPLY'S revenue for the first six months increased by approximately 12% compared to the same period in 1996 generally due to obtaining new customers, particularly in the metropolitan areas of Los Angeles and San Francisco, California, and Houston, Texas. Operating profits increased 23% due to the increase in sales volume at a higher gross margin percentage.

    The Public Service Divisions segment, which includes Ampco System Parking and American Commercial Security Services (also known as "ACSS" and "ABM Security Services"), accounted for approximately 20% of the Company's revenues. Revenues of this segment for the first six months of 1997 were approximately $117 million, an 8% increase over the same period in fiscal year 1996. The operating profits of this segment increased by 7% as both its divisions posted higher profits when compared to the first six months of the prior year. AMPCO SYSTEM PARKING'S revenue increased by 5% and its profits increased 11% during the first six months of fiscal year 1997. The increase in revenues resulted primarily from increased airport business and new parking locations in the South Central and Northwest regions. The operating profit increase was due to increased sales and its airport operations, which reported higher profit margins. AMERICAN COMMERCIAL SECURITY reported an increase in revenues of 12% and its profits were up 2% in the first six months of 1997 compared to the same period of 1996. The revenue growth was largely due to the acquisition of CBM Industries in Minneapolis in May of 1996 and new business, particularly in the South Central and Southern California regions. The increase in operating income did not keep pace with the increase in revenues during the first six months of 1997 when compared to the same period in 1996, due to increased labor costs related to the acquisition, and an increase in overtime throughout the division.

    The Company's Technical Services Divisions segment includes ABM Engineering Services, Amtech Elevator Services, Amtech Lighting Services and CommAir Mechanical Services. This segment reported revenues of $139 million, which represent approximately 24% of the Company's revenues for the first six months of fiscal year 1997. Revenues were up 15% compared to the same period last year, as revenues increased in all its divisions. Operating profit of this segment increased 56% compared to the first six months of fiscal year 1996 due to dramatic increases in the Elevator and Lighting divisions. ABM ENGINEERING'S revenues increased by 6% and it reported a 2% increase in operating profits the first six months of 1997 compared to the same period in 1996. Revenue increased in all its regions primarily as a result of sales to new customers. The increase in operating profits resulted from increased revenues, partially offset by a lower gross profit percentage on fixed price contracts and a slight increase in selling, general and administrative expenses as a percentage of revenues. Revenues for AMTECH ELEVATOR were up by 14% for the first six months of fiscal year 1997 compared to the same period in 1996 largely due to growth in its elevator service base, which also contributed to increased repair sales. The Division's operating profit nearly tripled for the first six months compared to the corresponding period in fiscal year 1996, primarily due to the absence of losses reported by its Mexican subsidiary in the prior year, and a decrease in insurance costs. As previously reported, the Mexican subsidiary was sold May 31, 1996. A decrease in selling, general and administrative expenses as a percentage of revenue also contributed to this impressive increase. AMTECH LIGHTING posted a 25% increase in revenues due primarily to the acquisition on November 1, 1996 as discussed. Operating profits more than doubled during the first six months of fiscal year 1997 primarily because of the acquisition, and a decrease in selling, general and administrative expenses as a percentage of revenue. Lower material costs also contributed to the significant increase in operating profit. COMMAIR MECHANICAL'S operating profits for the first six months of 1997 increased by 36%, on a revenue increase of 18%. Additional revenues resulted from an increase in construction project work as well as the acquisition of Preferred Mechanical Services as of March 1, 1997. The relatively higher increase in operating profits for the first six months of the current year was primarily a result of lower selling, general and administrative expenses as a percentage of revenue.


THREE MONTHS ENDED APRIL 30, 1997 VS. THREE MONTHS ENDED APRIL 30, 1996

    Revenues and other income for the second quarter of fiscal year 1997 were $294 million compared to $262 million in 1996, a 12% increase over the same quarter of the prior year. This growth was attributable to volume and price increases as well as revenues generated from acquisitions.

    Net income for the second quarter of 1997 was $5,849,000, an increase of 24%, compared to the net income of $4,700,000 for the second quarter of 1996. Earnings per share rose 13% to 26 cents for the second quarter of 1997 compared to 23 cents for the same period in 1996. The increase in earnings per share was not proportional to the increase in net income due to the increased average number of common and common equivalent shares outstanding. Cost controls coupled with revenue growth enabled the company to realize improved earnings.

    Operating expenses and cost of goods sold as a percentage of revenues decreased from 86.5% for the second quarter of 1996 to 86.1% in 1997. Consequently, as a percentage of revenues, the Company's gross profit increased to 13.9% from the prior year's second quarter at 13.5% due to increased margins in several of its divisions.

    Selling, general and administrative expenses for the second quarter of fiscal year 1997 were $30.2 million compared to $26.2 million in the second quarter of 1996, an increase of $4 million or 15%, compared to the corresponding period of fiscal year 1996. As a percentage of revenues, selling, general and administrative expense increased from 10.0% for the three months ended April 30, 1996, to 10.3% for the same period in 1997 due to increased selling expenses associated with national accounts and promotion of the ABM Family of Services.


    Interest expense was $796,000 for the second quarter of fiscal year 1997 compared to $848,000 in 1996, a decrease of $52,000 or 6%, from the same period of the prior fiscal year. The decrease in interest expense for the comparable periods is due to lower average borrowings in 1997.

    The effective income tax rate for the second three months of 1997 was 42% compared to 43% in 1996. The lower rate in the current quarter was due to an expected increase in tax credits.

    The results of operations from the Company's three industry segments and its eight operating divisions for the three months ended April 30, 1997, as compared to the three months ended April 30, 1996, are more fully described below:

    Revenues of the Janitorial Divisions segment for the second quarter of fiscal year 1997 were $164.8 million, an increase of approximately $18.8 million or 13%, over the second quarter of fiscal 1996, while its operating profits increased by 15% over the comparable quarter of 1996. Janitorial Divisions accounted for approximately 56% of the Company's revenues for the current quarter. AMERICAN BUILDING MAINTENANCE'S revenues increased 13% during the second quarter of fiscal year 1997 compared to the same quarter of 1996, due to revenue growth throughout the majority of its regions, particularly in the Southwest Region. The Division's operating profits increased 14% when compared to the same period last year. In comparison with the 13% revenue increase, a higher 14% increase in operating profits is due to lower insurance and selling, general and administrative expenses as a percentage of revenue. EASTERDAY JANITORIAL SUPPLY'S second quarter revenue increased by approximately 10% compared to the same quarter in 1996 generally due to an increase in new customers, particularly in the metropolitan areas of Los Angeles and San Francisco, California, and Houston, Texas. An increase of 24% in operating profits resulted from a higher sales volume at a higher gross margin percentage.

    Revenues of the Public Services Divisions segment for the second quarter of 1997 were approximately $58.5 million, a 7% increase over the same quarter of fiscal year 1996. The Public Services Divisions segment accounted for approximately 20% of the Company's revenues. The operating profits of this segment were up by 24% due to increased operating profits of both its American Commercial Security Services and Ampco System Parking divisions. AMERICAN COMMERCIAL SECURITY reported an increase in revenues of 9% and its profits were up 7% in the second quarter of 1997 compared to the same period of 1996. The revenue growth was largely due to increased sales to several large customers, and new customers in its South Central and Southern California Regions. Benefits from revenue gains were partially offset by competitive market conditions that eroded the gross margins causing operating profits to grow a smaller percentage than sales. Higher selling, general and administrative expenses necessitated by the business growth also had a negative impact on the Division's profit. AMPCO SYSTEM PARKING'S revenues increased by 6% while its profits increased 35% during the second quarter of fiscal year 1997. The increase in revenues resulted primarily from increased airport parking business and new parking locations in the South Central and Northwest regions. The operating profit increase was due to increased sales and its airport operations, which reported higher profit margins.

    The Company's Technical Divisions segment reported revenues of $70.8 million, which represent approximately 24% of the Company's revenues for the second quarter of fiscal year 1997, an increase of approximately 15% over the same quarter of last year. This segment's profit increased 51% for the second quarter of 1997 when compared to the second quarter of fiscal year 1996, with three divisions reporting substantial profit increases. ABM ENGINEERING'S revenues increased by 5% and it reported a 12% increase in operating profits the second quarter of 1997 compared to the same period in 1996. Revenue increases generally were due to gains in new business in most regions. The increase in operating profits resulted from increased revenues, an improved gross profit percentage and slightly lower selling, general and administrative expenses as a percentage of sales. Revenues for AMTECH ELEVATOR were up 13% for the second quarter of fiscal year 1997 compared to the same quarter of 1996, largely due to growth in its elevator service base, which also contributed to increased repair sales. The Elevator Division's operating profit for the second quarter of 1997 increased 74% compared to the corresponding quarter of fiscal year 1996 primarily due the sale of its Mexican subsidiary, which had been reporting losses, and decreased insurance costs. A decrease in selling, general and administrative expenses as a percentage of revenue also contributed to this impressive increase. AMTECH LIGHTING reported an increase in revenues of 27%, due primarily to the acquisition mentioned previously. Operating profit nearly doubled compared to the same period of the prior year, primarily due to the acquisition. An increase in its gross margin percentage due to lower material costs also contributed to the significant increase in operating profit. COMMAIR MECHANICAL'S operating profits for the second quarter of 1997 increased by 75% on a revenue increase of 19%. Revenues increased during the second quarter of 1997 largely due to the acquisition on March 1, 1997. Profit increased as a result of higher sales with lower associated cost.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders.

    a) The Annual Meeting of Stockholders was held on March 18, 1997.

    b) The following directors nominated by management were elected by a vote of stockholders: Martinn H. Mandles, Sydney J. Rosenberg, Theodore Rosenberg and William W. Steele.

The following directors remained in office: Maryellen B. Cattani, Esq., John F. Egan, Luke S. Helms, Charles T. Horngren, Henry L. Kotkins, Jr., William E. Walsh.

    c) Proposal 1 - Election of Directors

                                              Against
                                               or          Broker
Nominee:                          For        Withheld   Abstentions    Nonvotes

Martinn H. Mandles           15,764,477     143,069         0            0
Sydney J. Rosenberg          15,772,463     135,083         0            0
Theodore. Rosenberg          15,638,791     268,755         0            0
William W. Steele            15,773,087     134,459         0            0

    d) Proposal 2 - Approval of the Company's Long-Term Senior Executive Stock Option Plan.

    For: 10,521,101    Against: 3,527,855    Abstain: 549,891
    Broker Nonvotes: 1,308,699



Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits:


         Exhibit 10.40 -     1996 ABM Industries Incorporated Long-Term Senior
Executive Stock Option Plan

         Exhibit 27.1 -      Financial Data Schedule

    (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ABM Industries Incorporated

June 13, 1997                /s/ David H. Hebble
-------------           -----------------------------------------------
                          Vice President, Principal Financial Officer