Form 10-Q
period 1997-07-31
ABM INDUSTRIES INC /DE/
filed 1997-09-15
CIK 771497

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                    FORM 10 Q

(Mark One)
      X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    ----                      EXCHANGE ACT OF 1934

                  For the quarterly period ended  JULY 31, 1997
                                                  --------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   ----                       EXCHANGE ACT OF 1934

              For the transition period from           to
                                              --------    ---------
                          Commission file Number 1-8929
                                                 ------

                           ABM INDUSTRIES INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            94-1369354
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

       50 FREMONT STREET, 26TH FLOOR, SAN FRANCISCO, CALIFORNIA      94105
-------------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:    (415) 597-4500
                                                       ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

Number of shares of Common Stock outstanding as of July 31, 1997: 20,300,406
                                                                  ----------

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

-------------------------------------------------------------------------------
ASSETS:                                        OCTOBER 31, 1996   JULY 31, 1997
                                                                   (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                      $   1,567        $   1,665
  Accounts receivable, net                         183,716          197,562
  Inventories                                       16,492           19,772
  Deferred income taxes                             11,684           11,012
  Prepaid expenses and other current assets         20,296           23,746
-------------------------------------------------------------------------------
     Total current assets                          233,755          253,757
-------------------------------------------------------------------------------
INVESTMENTS AND LONG-TERM RECEIVABLES               15,941           15,611

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Land and buildings                                 4,750            4,857
  Transportation equipment                           9,750           10,924
  Machinery and other equipment                     39,899           43,125
  Leasehold improvements                             8,202            9,893
-------------------------------------------------------------------------------
                                                    62,601           68,799
Less accumulated depreciation and amortization     (40,031)         (44,085)
-------------------------------------------------------------------------------
Property, plant and equipment, net                  22,570           24,714
-------------------------------------------------------------------------------
INTANGIBLE ASSETS, NET                              76,366           84,073
DEFERRED INCOME TAXES                               22,046           23,566
OTHER ASSETS                                         9,092            7,748
-------------------------------------------------------------------------------
                                                 $ 379,770        $ 409,469
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                                                     (continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:          OCTOBER 31, 1996   JULY 31, 1997
                                                                   (Unaudited)
CURRENT LIABILITIES:
  Current  portion of long-term debt               $     902        $   1,384
  Bank overdraft                                       4,935            3,788
  Trade accounts payable                              27,091           26,899
  Income taxes payable                                 1,864            2,225
  Accrued Liabilities:
     Compensation                                     27,862           28,338
     Taxes - other than income                         9,952           11,136
     Insurance claims                                 23,256           24,601
     Other                                            17,936           21,829
-------------------------------------------------------------------------------
        Total current liabilities                    113,798          120,200
Long-Term Debt (less current portion)                 33,664           27,062
Retirement plans                                      10,140           12,953
Insurance claims                                      51,475           54,348
-------------------------------------------------------------------------------
        Total Liabilities                            209,077          214,563
-------------------------------------------------------------------------------
SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
 PREFERRED STOCK                                       6,400            6,400
 6,400 shares authorized, issued and
 outstanding, stated at redemption value,
 $1,000 per share

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 500,000
  shares authorized;  none issued                          -                -
Common stock, $.01 par value; 28,000,000 shares
 authorized; 19,489,000 and 20,300,000 shares
 issued and outstanding at October 31, 1996
 and July 31, 1997, respectively                         195              203
Additional capital                                    48,548           61,000
Retained earnings                                    115,550          127,303
-------------------------------------------------------------------------------
        Total stockholders' equity                   164,293          188,506
-------------------------------------------------------------------------------
                                                  $  379,770       $  409,469
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                     (In thousands except per share amounts)

------------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               JULY 31                                 JULY 31
                                                           1996           1997                     1996           1997
------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                              $  281,911     $  308,471               $  798,381     $  894,418

EXPENSES:
  Operating Expenses and Cost of Goods Sold               244,601        264,738                  691,837        770,744
  Selling, General and Administrative                      25,717         29,853                   77,907         89,671
  Interest                                                  1,004            974                    2,701          2,667
------------------------------------------------------------------------------------------------------------------------
     Total Expenses                                       271,322        295,565                  772,445        863,082
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                 10,589         12,906                   25,936         31,336

INCOME TAXES                                                4,553          5,420                   11,152         13,161
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                             $    6,036     $    7,486               $   14,784     $   18,175
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                            $     0.29     $     0.34               $     0.72     $     0.82

DIVIDENDS PER COMMON SHARE                             $   0.0875     $     0.10               $   0.2625     $     0.30

AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                           20,478         21,858                   20,129         21,624

Per share amounts have been restated to retroactively reflect the two-for-one common stock split on July 15, 1996

The accompanying notes are an integral part of the consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1997
                                 (In thousands)

-------------------------------------------------------------------------------
                                                    JULY 31,         JULY 31,
                                                      1996             1997
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                    $  778,468       $  881,230
  Other operating cash receipts                        1,871            1,063
  Interest received                                      327              434
  Cash paid to suppliers and employees              (749,376)        (840,658)
  Interest paid                                       (2,893)          (2,802)
  Income taxes paid                                  (14,116)         (13,648)
-------------------------------------------------------------------------------
  Net cash provided by operating
    activities                                        14,281           25,619
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment          (8,458)          (8,699)
  Proceeds from sale of assets                           343              239
  (Increase) decrease in investments and
    long-term receivables                             (5,488)             330
  Intangible assets acquired                         (11,694)          (7,257)
-------------------------------------------------------------------------------
  Net cash used in investing activities              (25,297)         (15,387)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued                                  5,987            6,360
  Dividends paid                                      (5,402)          (6,422)
  Decrease in cash overdraft                          (3,610)          (1,152)
  Increase in notes payable                              223              482
  Long-term borrowings                                97,777           64,662
  Repayments of long-term borrowings                 (84,038)         (74,064)
-------------------------------------------------------------------------------
  Net cash provided by (used in) financing
     activities                                       10,937          (10,134)
-------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                          (79)              98
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD          1,840            1,567
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD           $    1,761       $    1,665
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1997
                                 (In thousands)


-------------------------------------------------------------------------------
                                                    JULY 31,         JULY 31,
                                                      1996              1997
-------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

Net income                                         $  14,784        $  18,175

Adjustments:
  Depreciation and amortization                        9,755           11,485
  Provision for bad debts                              1,240            1,442
  Gain on sale of assets                                (196)             (15)
  Deferred income taxes                               (2,521)            (848)
  Increase in accounts and other receivables         (16,071)         (11,864)
  (Increase)decrease in inventories and
      Supplies                                           332           (2,944)
  Increase in prepaid expenses                        (1,981)          (3,369)
  (Increase)decrease in other assets                  (1,060)           1,344
  Increase(decrease) in income taxes payable            (443)             361
  Increase in retirement plans accrual                 1,509            2,813
  Increase in insurance claims liability               3,396            4,218
  Increase in accounts payable and other
     accrued liabilities                               5,537            4,821
-------------------------------------------------------------------------------
Total adjustments to net income                         (503)           7,444
-------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                      $  14,281        $  25,619
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                           ABM INDUSTRIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, which are necessary to present fairly the Company's financial position as of July 31, 1997 and the results of operations, and cash flows for the nine months then ended. These adjustments are of a normal, recurring nature.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10K filed for the fiscal year ended October 31, 1996 with the Securities and Exchange Commission.

2.   NET INCOME PER SHARE

     NET INCOME PER COMMON SHARE: Net income per common and common equivalent share, after the reduction for preferred stock dividends in the amount of $384,000 during the nine months ended July 31, 1997, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as reported.

On June 18, 1996, the Company's Board of Directors approved a two-for-one stock split, payable to shareholders of record as of the close of business on July 15, 1996. A total of 9,669,000 shares of common stock were issued in connection with the stock split. All share and per share amounts have been restated to retroactively reflect the common stock split.

PART II. OTHER INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. During the quarter, the Company replaced its $125 million syndicated line of credit expiring September 22, 1999, with a new $125 million syndicated line of credit expiring July 1, 2002. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%.
As of July 31, 1997, the total amount outstanding was approximately $94 million, which was comprised of loans in the amount of $22 million and standby letters of credit of $72 million. This agreement requires the Company to meet certain financial ratios and places some limitations on dividend payments and outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year. In February 1996, the Company entered into a loan agreement with a major U.S. bank which provided a seven-year term loan at a fixed interest rate of 6.78 %. Annual payments of principal and interest in varying amounts are due February 15, 1998 through February 15, 2003 on the remaining balance of $4,777,054. The Company also has a 9.35% note payable to an insurance company with a remaining amount of $1,272,000. Interest is payable monthly and principal amounts of $636,000 are due annually through October 1, 1998. The Company's effective interest rate for all borrowings for the nine months ended July 31, 1997 was 7.1%.

At July 31, 1997, working capital was $133.6 million, as compared to $120.0 million at October 31, 1996.

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

     The Company is currently involved in five proceedings relating to environmental matters: one involving alleged potential groundwater contamination at a Company facility in Florida; one involving alleged soil contamination at a former Company facility in Arizona; one involving a claim under Proposition 65 in California relating to an alleged failure to post statutory warning signs in Company operated parking garages; one involving prior leaks from an underground gas tank in Washington; and one involving soil and groundwater contamination under a dry-cleaning shop previously leased by the company in Nevada. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse affect on the Company's financial position or its results of operations.

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

Effective August 1, 1997, the Company acquired from Ogden Corporation all of Ogden's building maintenance and on-site engineering operations in New York City.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and third quarter which end on October 31 and July 31, respectively.

NINE MONTHS ENDED JULY 31, 1997 VS. NINE MONTHS ENDED JULY 31, 1996

     Revenues and other income (hereafter called revenues) for the first nine months of fiscal year 1997 were $894 million compared to $798 million in 1996, a 12% increase over the same period of the prior year. This growth was attributable to business and price increases as well as revenues generated from acquisitions. For the nine months ended July 31, 1997, the increase in revenues relating to acquisitions made during fiscal years 1996 and 1997 was approximately $36 million on a total revenue increase of $96 million.

     Net income for the first nine months of 1997 was $18,175,000 an increase of 23%, compared to the net income of $14,784,000 for the first nine months of 1996. Net income per share rose 14% to 82 cents for the first nine months of 1997 compared to 72 cents for the same period in 1996. The increase in net income per share was not proportional to the increase in net income due to the increased average number of common and common equivalent shares outstanding. This improvement in net income and net income per share is primarily the result of increased revenues as well as control of operating costs. As a percentage of revenues, operating expenses and cost of goods sold decreased to 86.2% for the first nine months of 1997 compared to 86.7% in 1996. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) was 13.8% compared to the prior year's 13.3%. This improvement is partly attributable to increased sales without a corresponding increase in insurance costs during 1997.

     Selling, general and administrative expense for the first nine months of fiscal year 1997 was $89.7 million compared to $77.9 million for the corresponding nine months of fiscal year 1996. As a percentage of revenues, selling, general and administrative expense increased slightly, from 9.8% for the nine months ended July 31, 1996, to 10.0% for the same period in 1997. This increase was due to a number of factors including: increased selling expenses associated with national accounts; promotion of the ABM Family of Services; expenses associated with acquisitions; and an increase in employee benefits.

     Interest expense was $2,667,000 for the first nine months of fiscal year 1997, only slightly lower than the 1996 interest expense of $2,701,000, due to lower average borrowings outstanding compared to the prior year.

     The pre-tax income for the first nine months of 1997 was $31,336,000 compared to $25,936,000 in 1996, an increase of 21% over the corresponding period in 1996. The growth in pre-tax income outpaced the revenue growth due primarily to lower operating expenses and cost of goods sold as a percentage of revenue.

     The effective income tax rates for the first nine months of fiscal years 1997 and 1996 were 42% and 43%, respectively. The lower rate in the current year reflects an expected increase in the utilization of tax credits.

     The Company's divisions (consisting of one or more subsidiaries of the Company), listed below, operate in three functionally oriented segments of the building services industry--Janitorial Divisions, Public Service Divisions and Technical Divisions.


                                  PUBLIC SERVICE
          JANITORIAL               DIVISIONS                TECHNICAL
          DIVISIONS                                         DIVISIONS
          -----------------------------------------------------------------
          American  Building       American                 ABM
          Maintenance              Commercial               Engineering
                                   Security Services        Services
          Easterday
          Janitorial Supply        Ampco System             Amtech Elevator
                                   Parking                  Services

                                                            Amtech Lighting
                                                            Services

                                                            CommAir Mechanical
                                                            Services

     The results of operations from the Company's three industry segments and its eight operating divisions for the nine months ended July 31, 1997, as compared to the nine months ended July 31, 1996, are more fully described below:

     The Janitorial Divisions segment, which includes American Building Maintenance (also known as ABM Janitorial Services) and Easterday Janitorial Supply, accounted for approximately 56% of the Company's total revenues for the first nine months of the 1997 fiscal year. Revenues of this segment for the first nine months of fiscal year 1997 were $505 million, an increase of approximately $59 million, or 13% over the first nine months of fiscal 1996. The operating profits of this segment increased 14% over the comparable period in 1996. Revenues of AMERICAN BUILDING MAINTENANCE increased 13% for the first nine months of fiscal year 1997 compared to the same period in 1996, both as a result of acquisitions in the Midwest and Southwest Regions, and internal revenue growth throughout the majority of its regions, particularly in the Northeast.
     This Division's operating profits increased 14% when compared to the same period last year. The increase in operating profits is proportionate to the revenue increase, and can be attributed to the revenue growth, with slightly lower insurance costs improving margins. EASTERDAY JANITORIAL SUPPLY'S revenue for the first nine months increased by approximately 16% compared to the same period in 1996 generally due to obtaining new customers, particularly in Portland, Oregon. Operating profits increased 19% due to the increase in sales volume at a higher gross margin percentage.

     The Public Service Divisions segment, which includes Ampco System Parking and American Commercial Security Services (also known as "ACSS" and "ABM Security Services"), accounted for approximately 20% of the Company's total revenues. Revenues of this segment for the first nine months of 1997 were approximately $179 million, a 7% increase over the same period in fiscal year 1996. The operating profits of this segment increased by 7% as Ampco System Parking posted higher profits when compared to the first nine months of the prior year. AMPCO SYSTEM PARKING'S revenue increased by 6% and its profits increased 15% during the first nine months of fiscal year 1997.
     The increase in revenues and operating profits resulted primarily from increased airport business and new parking locations in the Northwest region. AMERICAN COMMERCIAL SECURITY reported an increase in revenues of 9% but its profits were down 4% in the first nine months of 1997 compared to the same period of 1996. The revenue growth was largely due to the acquisition of CBM Industries in Minneapolis in May of 1996 and new business, particularly in the Midwest and Southwest regions. The increase in operating income did not keep pace with the increase in revenues during the first nine months of 1997 when compared to the same period in 1996, due to increased labor costs related to the acquisition, an increase in overtime throughout the division, and several large accounts bid at lower profit margins.

     The Company's Technical Services Divisions segment includes ABM Engineering Services, Amtech Elevator Services, Amtech Lighting Services and CommAir Mechanical Services. This segment reported revenues of $211 million, which represent approximately 24% of the Company's total revenues for the first nine months of fiscal year 1997. Revenues were up 14% compared to the same period last year, with increases reported by all its divisions. Operating profit of this segment increased 52% compared to the first nine months of fiscal year 1996 due to significant increases in the Elevator and Lighting divisions. ABM ENGINEERING'S revenues increased by 6% and its operating profits were flat the first nine months of 1997 compared to the same period in 1996. Revenue increased in a majority of its regions primarily as a result of sales to new customers. Operating profits did not increase due to increased workers' compensation insurance costs, and selling, general and administrative expenses. Revenues for AMTECH ELEVATOR were up by 13% for the first nine months of fiscal year 1997 compared to the same period in 1996 largely due to growth in its elevator service and repair revenues.
     The Division's operating profit for the first nine months of 1997 was more than four times that of the corresponding period in fiscal year 1996. This was primarily due to the absence of losses reported in the prior year by its Mexican subsidiary, which was sold May 31, 1996, and lower insurance costs. Improved profitability in Southern California and Pennsylvania also contributed to the increase in operating profits. AMTECH LIGHTING posted a 24% increase in revenues due primarily to the acquisition on November 1, 1996. Operating profits were up 83% the first nine months of fiscal year 1997 primarily because of an acquisition, and a decrease in selling, general and administrative expenses as a percentage of revenue. COMMAIR MECHANICAL'S operating profits for the first nine months of 1997 increased by 12%, on a revenue increase of 15%. Additional revenues resulted from an increase in construction project work as well as the acquisition of Preferred Mechanical Services as of March 1, 1997. The increase in operating profits for the first nine months of the current year was primarily a result of increased sales offset slightly by a lower gross margin percentage and by higher selling, general and administrative expenses as a percentage of revenue.


THREE MONTHS ENDED JULY 31, 1997 VS. THREE MONTHS ENDED JULY 31, 1996

     Revenues and other income for the third quarter of fiscal year 1997 were $308 million compared to $282 million in 1996, a 9% increase over the same quarter of the prior year. This growth was attributable to volume and price increases as well as revenues generated from acquisitions.

     Net income for the third quarter of 1997 was $7,486,000, an increase of 24%, compared to the net income of $6,036,000 for the third quarter of 1996.
Net income per share rose 17% to 34 cents for the third quarter of 1997 compared to 29 cents for the same period in 1996. The increase in net income per share was not proportional to the increase in net income due to the increased average number of common and common equivalent shares outstanding. Cost controls coupled with revenue growth enabled the company to realize improved earnings.

     Operating expenses and cost of goods sold as a percentage of revenues decreased from 86.8% for the third quarter of 1996 to 85.8% in 1997. Consequently, as a percentage of revenues, the Company's gross profit increased to 14.2% from the prior year's third quarter at 13.2% due to increased margins in several of its divisions.

     Selling, general and administrative expenses for the third quarter of fiscal year 1997 were $29.9 million compared to $25.7 million in the third quarter of 1996, an increase of $4.2 million or 16%, compared to the corresponding period of fiscal year 1996. As a percentage of revenues, selling, general and administrative expense increased from 9.1% for the three months ended July 31, 1996, to 9.7% for the same period in 1997 due to increased selling expenses associated with national accounts and promotion of the ABM Family of Services.

     Interest expense was $974,000 for the third quarter of fiscal year 1997 compared to $1,004,000 in 1996, a decrease of $30,000 or 3%, from the same period of the prior fiscal year. The decrease in interest expense for the comparable periods is due to lower average borrowings in 1997.

     The effective income tax rate for the third quarter of 1997 was 42% compared to 43% in 1996. The lower rate in the current quarter was due to an expected increase in the utilization of tax credits.

     The results of operations from the Company's three industry segments and its eight operating divisions for the three months ended July 31, 1997, as compared to the three months ended July 31, 1996, are more fully described below:

     Revenues of the Janitorial Divisions segment for the third quarter of fiscal year 1997 were $174.4 million, an increase of approximately $15.6 million or 10%, over the third quarter of fiscal 1996, while its operating profits increased by 13% over the comparable quarter of 1996. Janitorial Divisions accounted for approximately 57% of the Company's total revenues for the current quarter. AMERICAN BUILDING MAINTENANCE'S revenues increased 9% during the third quarter of fiscal year 1997 compared to the same quarter of 1996, due to revenue growth throughout the majority of its regions, particularly in the Midwest and Southwest regions, due to acquisitions. The Division's operating profits increased 13% when compared to the same period last year. In comparison with the 9% revenue increase, a higher 13% increase in operating profits is due to lower operating expenses, particularly insurance expense, as a percentage of revenue. EASTERDAY JANITORIAL SUPPLY'S third quarter revenue increased by approximately 23% compared to the same quarter in 1996 generally due to an increase in new customers, particularly in the metropolitan areas of Los Angeles and San Francisco, California, as well as Portland, Oregon. An increase of 12% in operating profits resulted from a higher sales volume, but at lower gross margins.

     Revenues of the Public Services Divisions segment for the third quarter of 1997 were approximately $61.9 million, a 6% increase over the same quarter of fiscal year 1996. The Public Services Divisions segment accounted for approximately 20% of the Company's total revenues. The operating profits of this segment were up by 7% due to its Ampco System Parking division. AMERICAN COMMERCIAL SECURITY reported an increase in revenues of 4%, but its profits declined 13% in the third quarter of 1997 compared to the same period of 1996. The revenue growth was largely due to increased sales to several large customers, and new customers in its Midwest, Northwest, and Southern California Regions. Benefits from revenue gains were offset by competitive market conditions that eroded the gross margins causing operating profits to drop below the third quarter of 1996. An increase in overtime and higher selling, general and administrative expenses also had a negative impact on the Division's profit. AMPCO SYSTEM PARKING'S revenues increased by 7% while its profits increased 20% during the third quarter of fiscal year 1997. The increase in revenues and operating profits resulted primarily from increased airport parking business and new parking locations in the Northwest region.

     The Company's Technical Divisions segment reported revenues of $72.1 million, which represent approximately 23% of the Company's total revenues for the third quarter of fiscal year 1997, an increase of approximately 12% over the same quarter of last year. This segment's profit increased 46% for the third quarter of 1997 when compared to the third quarter of fiscal year 1996. ABM ENGINEERING'S revenues increased by 5% and it reported a 2% decrease in operating profits the third quarter of 1997 compared to the same period in 1996. Revenue increases generally were due to gains in new business in most regions. The decrease in operating profits resulted from increased operating costs, particularly workers' compensation insurance, as well as a slight increase in selling, general and administrative expenses as a percentage of sales. Revenues for AMTECH ELEVATOR were up 11% for the third quarter of fiscal year 1997 compared to the same quarter of 1996, largely due to growth in its elevator service base, which also contributed to increased repair sales. The Elevator Division's operating profit for the third quarter of 1997 was ten times that of the corresponding quarter of fiscal year 1996 primarily due to the sale of its Mexican subsidiary, which had been reporting losses, as well as decreased insurance costs, and the continued phase-out of less profitable new construction projects. A decrease in selling, general and administrative expenses as a percentage of revenue also contributed to this increase. AMTECH LIGHTING reported increases in revenues of 22%, and operating profit of 45% over the same period of the prior year, due primarily to the acquisition mentioned previously. COMMAIR MECHANICAL'S operating profits for the third quarter of 1997 declined 5% on a revenue increase of 10%. Revenues increased during the third quarter of 1997 largely due to an acquisition on March 1, 1997. Profit decreased primarily as a result of higher selling, general and administrative costs.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 4.1 - Credit Agreement, dated July 25, 1997, between Bank of America National Trust and Savings Association and the Company.

          Exhibit 27.1 -      Financial Data Schedule

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended July 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ABM Industries Incorporated



September 12, 1997                    /s/ David H. Hebble
                                   -----------------------------------------
                                   Vice President, Principal Financial Officer