Form 10-K405
period 1997-10-31
ABM INDUSTRIES INC /DE/
filed 1998-01-29
CIK 771497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

              OR__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of December 31, 1997, nonaffiliates of the registrant beneficially owned shares of the registrant's common stock with an aggregate market value of $489,359,354.

As of December 31, 1997, there were 20,611,800 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

    ABM Industries Incorporated ("ABM") is the largest U.S.-based facility services contractor listed on the New York Stock Exchange. With annual revenues exceeding $1.25 billion and more than 52,000 employees, ABM and its subsidiaries (the "Company") provide air conditioning, elevator, engineering, janitorial, lighting, parking and security services to thousands of commercial, industrial and institutional customers who outsource these services in hundreds of cities across North America.

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

JANITORIAL                   PUBLIC SERVICE               TECHNICAL
DIVISIONS                    DIVISIONS                    DIVISIONS
--------------------------------------------------------------------------------

American Building            American Commercial          ABM Engineering
Maintenance                  Security Services            Services
Easterday Janitorial Supply  Ampco System Parking         Amtech Elevator
                                                          Services
                                                          Amtech Lighting
                                                          Services
                                                          CommAir Mechanical
                                                          Services

    Additional information relating to the Company's three industry segments appears in Note 15 of Item 8, Financial Statements and Supplementary Data of this Form 10-K. The business activities of the Company's three industry segments and eight operating divisions, as they existed at October 31, 1997, are more fully described below.

JANITORIAL DIVISIONS

    The Janitorial Divisions segment provides janitorial cleaning services as well as janitorial supplies and equipment to its customers. Operating from 78 offices throughout the United States and Canada, this segment accounted for approximately 53%, 56% and 57% of the Company's revenues in the fiscal years ended October 31, 1995, 1996 and 1997, respectively.

         / / AMERICAN BUILDING MAINTENANCE (also known as ABM Janitorial Services) provides a wide range of basic janitorial services for a variety of structures and organizations, including office buildings, industrial plants, banks, department stores, theaters, warehouses, educational and health institutions and airport terminals. Services provided include floor cleaning and finishing, wall and window washing, furniture polishing, rug cleaning, dusting, and other building cleaning services. This Division maintains 72 offices in 31 states, the District of Columbia and one Canadian province and operates under thousands of individually negotiated building maintenance contracts, the majority of which are obtained by competitive bidding. Generally, profit margins on maintenance contracts tend to be inversely proportional to the size of the contract. Although many of the Division's maintenance contracts are fixed price agreements, others contain clauses under which the customer agrees to reimburse the Division for the full amount of wages, payroll taxes, insurance premiums and other expenses plus a profit percentage. The majority of the Division's contracts are for one-year periods, contain automatic renewal clauses and are subject to termination by either party upon 30 to 90 days written notice.

         / / EASTERDAY JANITORIAL SUPPLY markets janitorial supplies and equipment through six sales offices located in San Francisco, Los Angeles and Sacramento, California; Portland, Oregon; Reno, Nevada; and Houston, Texas. Easterday has also approved 31 sub-distributors to serve American Building Maintenance in 26 other states and the District of Columbia. Aside from sales to American Building Maintenance, which, in 1997, accounted for approximately 30% of Easterday Janitorial Supply's total revenues, the principal customers for this division are industrial plants, schools, commercial buildings, industrial organizations, transportation terminals, theaters, hotels, retail stores, restaurants, military establishments and janitorial service companies. Among the products sold are paper products, disinfectants, floor cleaners, polishes, glass cleaners, waxes and cleaning equipment. The products sold include a number of nationally advertised brands and, in large part, are manufactured by others. This Division blends certain cleaning agents and waxes which it sells under the Easterday name, but these operations are not significant in relation to Easterday Janitorial Supply as a whole.

PUBLIC SERVICE DIVISIONS

    At October 31, 1997, operations of the Company's Public Service Divisions segment provided parking facility management services and commercial security and investigative services to their customers.

    The Public Service Divisions operated from 46 offices, which were located throughout the United States. For the fiscal years ended October 31, 1995, 1996 and 1997, this segment accounted for approximately 21%, 21% and 19%, respectively, of the Company's revenues.

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

         / / AMPCO SYSTEM PARKING operates approximately 1,400 parking lots and garages which are either leased from or managed for third parties. The lease terms generally range from 5 to 10 years and usually contain provisions for renewal options. Leases which expire may continue on a month-to-month basis or are replaced by similar leases. Many leases contain provisions for contingent rentals based on revenues. Ampco System Parking currently operates in 24 states, including seven of the 20 busiest international airports in the U.S.: Denver, Honolulu, Los Angeles, Newark, Orlando, Phoenix, and San Francisco.

TECHNICAL DIVISIONS

    The Technical Divisions segment provides its customers with a wide range of elevator, engineering, HVAC (heating, ventilation and air conditioning), and lighting services through its four divisions. The Company believes that the offering of such a wide range of services by an affiliated group provides its customers with an attractive alternative to obtaining the services of a larger number of unrelated individual contractors and/or subcontractors. A number of the Divisions' service contracts are for one to three years and are generally renewed after expiration. This segment's primary market consists of retail and commercial businesses with multiple locations scattered over wide geographic areas. Examples of such customers include high-rise office buildings, bank and savings and loan branch systems, shopping centers, restaurant chains, service stations, supermarkets, and convenience, discount and drug store chains.

    The Technical Divisions operate from 53 offices located in Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Michigan, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, and Washington, D.C. For the fiscal years ended October 31, 1995, 1996 and 1997, this segment accounted for approximately 26%, 23% and 24%, respectively, of the Company's revenues.

    Operations of the four Technical Divisions during fiscal year 1997 are described below:

         / / ABM ENGINEERING SERVICES (also known as Amtech Engineering Services) provides building owners and managers with staffs of on-site operating engineers to operate, maintain and repair electrical, mechanical, and plumbing systems within a facility. This service is primarily for high-rise office buildings, but customers also include schools, warehouses, factories, shopping malls and universities. ABM Engineering Services maintains five offices, two of which are in California and one each in Chicago, Illinois; Philadelphia, Pennsylvania; and Phoenix, Arizona.

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

         / / AMTECH LIGHTING SERVICES provides relamping, fixture cleaning and periodic maintenance service to its customers. Amtech Lighting Services also repairs, services, designs and installs outdoor signage. This division maintains 21 offices, seven of which are located in California;

    five of which are in Texas; and one office in each of the following states:
    Arizona, Florida, Georgia, Maryland, New Jersey, New Mexico, New York, Louisiana, and Oklahoma.

         / / COMMAIR MECHANICAL SERVICES installs, maintains, and repairs heating, ventilation and air conditioning equipment, and provides energy management services for commercial, industrial and institutional facilities. CommAir Mechanical Services maintains ten offices, nine of which are located in California, and one in Phoenix, Arizona.

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

MARKETING AND SALES

    The Company's marketing and sales efforts are conducted by its corporate, division, region and branch offices. Sales and operations personnel in each of these offices participate directly in selling and servicing customers. The broad geographic scope of these offices enables the Company to provide a full range of facility services, through inter-service sales referrals, multi-service "bundled" sales and national account sales.

    The Company has a broad customer base including airports, apartment complexes, city centers, colleges and universities, financial institutions, industrial plants, office buildings, retail stores, shopping centers and theme parks. No customer accounted for more than 5% of its revenues during the fiscal year ended October 31, 1997.

EMPLOYEES

    The Company employs over 52,000 persons, of whom the vast majority perform air conditioning, elevator, engineering, janitorial, lighting, parking and security services. Approximately 22,700 of these employees are covered under collective bargaining agreements. There are about 3,500 employees with executive, managerial, administrative, professional, sales, marketing, clerical and other office assignments.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company as of December 31, 1997 are as follows:

                                          PRINCIPAL OCCUPATIONS AND BUSINESS EXPERIENCE
NAME                              AGE     DURING PAST FIVE YEARS
------------------------------------------------------------------------------------------------------------

William W. Steele                 61      Chief Executive Officer since November 1994; President since
                                          November 1991

Martinn H. Mandles                57      Chairman of the Board since December 1997; Chief Administrative
                                          Officer since November 1991; Executive Vice President from
                                          November 1991 to December 1997.

J. E. Benton, III                 57      Senior Vice President since July 1994; Vice President from
                                          November 1977 to July 1994

Sherrill F. Sipes, Jr.            62      Senior Vice President since July 1994; Vice President from May
                                          1968 to July 1994

William C. Banner                 63      Vice President of the Company, and Chairman of the Security
                                          Services Division

Donna M. Dell                     49      Vice President & Chief Employment Counsel since July 1994; Vice
                                          President and Legal Counsel, Wells Fargo Bank, from February 1990 to June 1994

John F. Egan                      61      Vice President of the Company, and President of the Janitorial
                                          Services Division

David H. Hebble                   62      Vice President & Chief Financial Officer

Harry H. Kahn                     54      Vice President, General Counsel & Secretary

Douglas B. Bowlus                 53      Treasurer

Vernon E. Skelton                 53      Controller & Chief Accounting Officer since April 1997; Assistant
                                          Vice President & Director of Accounting for more than five years prior to April 1997

ITEM 2. PROPERTIES.

    The Company has sales, operations, warehouse and administrative facilities in over 200 locations throughout the United States, and Canada. Thirteen of these facilities are owned by the Company and the remainder are leased. At October 31, 1997, the real estate owned by the Company had an aggregate net book value of $3,480,000 and was located in: Phoenix, Arizona; San Francisco and Fresno, California; Jacksonville and Tampa, Florida; Elko, Nevada; Portland, Oregon; Houston and San Antonio, Texas; Kennewick, Seattle, Spokane and Tacoma, Washington.

    Rental payments under long and short-term lease agreements amounted to $97,229,000 for the fiscal year ended October 31, 1997. Of this amount, $78,828,000 in rental expense was attributable to the Ampco System Parking Division for public parking lots and garages that it leases and operates. The remaining rent expense was for equipment, vehicles, office and warehouse space.

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

                                                                        FISCAL QUARTER
                                                            --------------------------------------
                                                             FIRST     SECOND    THIRD     FOURTH     YEAR
------------------------------------------------------------------------------------------------------------
1996
Price range of common stock:
  High                                                      $14 1/4   $17 5/8   $20 1/4   $19 3/8
  Low                                                       $13 1/8   $13 1/2   $17 1/8   $15 1/2
Dividends per share                                          $0.0875   $0.0875   $0.0875   $0.0875   $0.35

1997
Price range of common stock:
  High                                                      $19 3/4   $19 1/2   $23 3/16  $29 3/16
  Low                                                       $15 1/2   $17 3/8   $18 3/8   $23 1/8
Dividends per share                                          $0.10     $0.10     $0.10     $0.10     $0.40
------------------------------------------------------------------------------------------------------------

All share and per share amounts have been restated to retroactively reflect the two-for-one common stock split on July 15, 1996.

At December 31, 1997, there were approximately 5,500 holders of the Company's common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below is derived from the Company's consolidated financial statements for each of the years in the five-year period ended October 31, 1997:

-----------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts and
 ratios)                                             1993       1994       1995        1996        1997
-----------------------------------------------------------------------------------------------------------
OPERATIONS
Revenues and other income                          $ 773,312  $ 884,633  $ 965,381  $1,086,925  $ 1,252,472
-----------------------------------------------------------------------------------------------------------
Expenses
Operating expenses and cost of goods sold            658,503    760,056    830,749     940,296    1,076,078
Selling, general and administrative                   93,136     97,017    100,481     105,943      126,755
Interest                                               1,431      2,501      2,739       2,581        2,675
-----------------------------------------------------------------------------------------------------------
                                                     753,070    859,574    933,969   1,048,820    1,205,508
-----------------------------------------------------------------------------------------------------------
Income before income taxes                            20,242     25,059     31,412      38,105       46,964
Income taxes                                           7,596      9,890     13,193      16,385       19,725
-----------------------------------------------------------------------------------------------------------
Net income                                         $  12,646  $  15,169  $  18,219  $   21,720  $    27,239
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Net income per common share                        $    0.73  $    0.82  $    0.92  $     1.05  $      1.22
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Common and common equivalent shares                   17,291     17,816     19,179      20,241       21,872

FINANCIAL STATISTICS
Dividends per common share                         $    0.25  $    0.26  $    0.30  $     0.35  $      0.40
Stockholders' equity per common share              $    6.28  $    6.87  $    7.57  $     8.43  $      9.67
Working capital                                    $  76,613  $  90,165  $  95,627  $  119,957  $   137,757
Current ratio                                           1.85       1.91       1.84        2.05         1.88
Long-term debt                                     $  20,937  $  25,254  $  22,575  $   33,664  $    38,402
Redeemable cumulative preferred stock              $   6,400  $   6,400  $   6,400  $    6,400  $     6,400
Stockholders' equity                               $ 110,188  $ 124,331  $ 141,786  $  164,293  $   197,813
Total assets                                       $ 268,140  $ 299,470  $ 334,973  $  379,770  $   467,152
Property, plant and equipment -- net               $  17,043  $  19,819  $  22,647  $   22,570  $    26,584
Capital expenditures                               $   6,187  $   8,539  $  10,225  $   10,751  $    13,272
Depreciation and amortization                      $   7,158  $   9,300  $  11,527  $   13,651  $    16,118
Accounts receivable -- net                         $ 127,908  $ 140,788  $ 158,075  $  183,716  $   234,464
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

    All share and per share amounts have been restated to retroactively reflect a two-for-one common stock split in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

    The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. All information in the discussion and references to the years are based on the Company's fiscal year which ends on October 31.

    Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks. This agreement has a $125 million line of credit expiring July 1, 2002. Effective November 1, 1997, the agreement was amended to increase the amount available to $150 million. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%. As of October 31, 1997, the total amount outstanding was approximately $105 million, which was comprised of loans in the amount of $34 million and standby letters of credit of $71 million. This agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowing and prohibits declaring or paying cash dividends exceeding 50% of the Company's net income for any fiscal year. In February 1996, the Company entered into a loan agreement with a major U.S. bank which provides a seven-year term loan of $5 million. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due February 15, 1997 through February 15, 2003. The Company's effective interest rate for all long-term debt borrowings for the year ended October 31, 1997 was 7.1 %.

    Operating activities generated cash flows in 1995, 1996 and 1997 of $13.8 million, $16.7 million and $27.7 million respectively. Cash paid for acquisitions during the fiscal years ended October 31, 1995, 1996 and 1997 including payments pursuant to contractual arrangements involved in prior acquisitions, were approximately $12.5 million, $13.0 million and $28.6 million, respectively. Capital expenditures during fiscal years 1995, 1996, and 1997 were $10.2 million, $10.8 million, and $13.3 million, respectively. Cash dividends paid to stockholders of common and redeemable preferred stock were approximately $6.1 million in 1995, $7.2 million in 1996 and $8.6 million in 1997. At October 31, 1997, working capital was $137.8 million as compared to $120.0 million at October 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

    EARNINGS PER SHARE: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. The statement specifies the computation, presentation and disclosure requirements for earnings per share and is effective for periods ending after December 15, 1997. This statement will be adopted by the Company in fiscal year 1998. The Company has not determined the impact of this statement on its consolidated financial statements.

    REPORTING COMPREHENSIVE INCOME: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. The statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company in fiscal year 1999. The Company does not believe this statement will have a material impact on its consolidated financial statements.

    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way the public business enterprises are to report information about operating segments in the annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The statement is effective for periods beginning after December 15, 1997, and will be adopted by the Company in fiscal year 1999. The Company does not believe this statement will have a material impact on its consolidated financial statements.

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

    The Company is currently involved in four proceedings relating to environmental matters: one involving alleged potential soil and groundwater contamination at a Company facility in Florida; one involving alleged potential soil contamination at a former Company facility in Arizona; one involving alleged potential soil and groundwater contamination of a parking garage previously operated by the Company; and, one involving alleged potential soil and groundwater contamination at a former dry-cleaning facility leased by the company in Nevada. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse affect on the Company's financial position or its results of operations.

YEAR 2000 ISSUE

    The Company has identified the software it uses which is not year 2000 compliant and has begun its effort to coordinate the identification, evaluation, and implementation of changes to its computer systems and applications necessary to achieve a year 2000 date conversion. The total cost of compliance and its effect on the Company's financial condition and future results of operations have not been determined.

ACQUISITIONS

    The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition and are fully discussed on Note 12 to the Consolidated Financial Statements. Acquisitions made in the three fiscal years ending October 31, 1997 contributed approximately $123 million to fiscal 1997 revenues.

RESULTS OF OPERATIONS

COMPARISON OF 1997 TO 1996

    The Company reported record revenues and earnings for 1997. Revenues and other income (hereinafter called "revenues") were $1.252 billion in 1997, up $165 million or 15%, from $1.087 billion reported in 1996. The 15% increase in revenues in 1997 over 1996 was attributable to volume and price increases as well as revenues generated from acquisitions. Acquisitions made during 1997 accounted for approximately $60 million, or approximately 36% of the total revenue increase of $165 million for 1997. Gross profit (revenues minus operating expenses and cost of goods sold) increased $29 million to $176 million from $147 million a year ago. The gross profit as a percentage of revenues increased slightly to 14.1% in 1997 from 13.5% in 1996. The increase in gross profit amount was primarily due to increases in revenues and decreases in labor and labor related costs relative to sales, particularly the Company's self insurance costs. As discussed in previous years, the Company's continued emphasis on safety training and education programs, along with aggressively settling claims, has helped management to control the insurance expenses.

    Selling, general and administrative expense increased $20.9 million from $105.9 million in 1996 to $126.8 million in 1997 but increased slightly as a percentage of revenues from 9.7% to 10.1% in 1997. The dollar amount of increase in selling, general and administrative expense is due to increases in marketing expenses as well as legal, accounting, and goodwill amortization expenses associated with acquisitions.

    In 1997, interest expense was $2,675,000 as compared to $2,581,000 in 1996, an increase of $94,000. Although average debt was lower in 1997 than 1996, the effective interest rate was slightly higher during the current year: 7.1% in 1997 as compared to 6.9% in 1996. Therefore, the increase was mostly due to certain other components of interest expense not related to long term debt.

    The income before income tax (pretax income) for 1997 was $47.0 million, an increase of 23% over the prior year. The growth in pre-tax income outpaced the revenue growth for 1997 primarily due to continued implementation of cost controls, contribution from acquisitions made over the past few years, and stable insurance expenses.

    The effective income tax rate decreased from 43% in 1996 to 42% in 1997, due for the most part to increased various federal and state tax credits.

    Net income increased to $27.2 million in 1997, or 25%, from $21.7 million in 1996. Earnings per share for the current year increased to $1.22 from $1.05 in 1996 which represents a 16% increase. The average number of shares used for the calculation of earnings per share increased from approximately 20.2 million to
21.9 million. The increase in common and common equivalent shares resulted mainly from the exercise of stock options, higher common stock equivalents due to a higher average share price, and purchases made by employees under the Company's Employee Stock Purchase Plan. Earnings per share calculations also include the effect of a preferred stock dividend deduction of $512,000 in both 1997 and 1996.

    The results of operations from the Company's three industry segments and its operating divisions for 1997 as compared to 1996 are more fully described below:

    Revenues for the Janitorial Divisions segment in 1997 were $713 million, an increase of $106 million or 17% over 1996, while its operating profits increased 18% over 1996. The Janitorial Divisions segment, which includes American Building Maintenance and Easterday Janitorial Supply, accounted for approximately 57% of the Company's consolidated revenues for 1997. Revenues of American Building Maintenance increased by 17% in 1997 as compared to 1996 primarily as a result of significant increases in its Midwest, Northeast, Northern California, and Southwest regions; moderate increases in Southeast, Gulf Central, and Ohio Valley regions; offset by slight decreases in its Canadian, Mid-Pacific, Mid-Atlantic, and South Central regions. Revenues also increased approximately $29 million from acquisitions made during the fiscal year 1997 including acquisition of all the building maintenance operations in New York City from Ogden Corporation on August 1, 1997. This Division's operating profits (revenues minus total expenses) increased by 18% when compared to 1996. The increase in operating profits is principally due to the increased revenues, particularly from the acquisition in New York City, and slightly lower insurance costs. Easterday Janitorial Supply Division's revenues to non-affiliates for 1997 increased by approximately 17% compared to 1996 generally due to increases in its customer base particularly in Portland, Oregon and Sacramento, California. Operating profits increased 13% as a result of the increased sales volume though at somewhat lower margins.

    Revenues in 1997 from the Public Service Divisions segment, which includes the American Commercial Security Services and Ampco System Parking Divisions, were $243 million, an increase of 7% over 1996. Public Service Divisions accounted for approximately 19% of the Company's consolidated revenues in 1997. The operating profits of this segment were up 3%. American Commercial Security Services reported an increase in revenues of 7% in 1997 as compared to 1996 primarily due to obtaining new customers, particularly in the Southwest and Midwest Regions. However, the Division's operating profits decreased by 10% compared to 1996 due primarily to certain large contracts which were bid at smaller margins in order to remain competitive, and an increase in labor costs due to overtime. Ampco System Parking Division's revenues increased by approximately 7% in 1997 when compared to 1996 and its operating profits increased by 14%. The primary factors accounting for the growth in revenues were increased business at its airport operations and new parking locations in the Northwest region. The improvement of 14% in operating profits is largely due to the increased business in the Northwest and increases in profit margins on its Southern California business as building occupancy improves.

    The Company's Technical Divisions segment includes ABM Engineering Services, Amtech Elevator Services, Amtech Lighting Services, and CommAir Mechanical Services. The Technical Divisions segment through its four divisions reported revenues of $296 million, an increase of approximately 17% over last year. These revenues represent approximately 24% of the Company's consolidated revenues for 1997. Operating profits of the Technical Divisions increased approximately 30% in 1997 over 1996. ABM Engineering Services Division reported increased revenues of 18% and a 6% increase in operating profits for 1997 as compared to 1996, mostly due to new business in the Northeast region obtained through the Company's acquisition of the on-site engineering operations from Ogden Corporation. The proportionately lower operating profits increase reflects the lower margins on the business acquired in the Northeast. For 1997, Amtech Elevator Services Division reported a 10% increase in revenues when compared to the prior year essentially due to strong growth in the service and repair business. This Division's operating profits were up 121%, primarily due to the absence of losses reported in the prior year by its Mexican subsidiary, which was sold May 31, 1996, and lower insurance costs, offset by continuing start up costs of new branches. Amtech Lighting Services Division's revenues for 1997 increased by 23% while its operating profits increased by 34%. Revenues and operating profits were up as a result of the acquisition of Sica Electrical and Maintenance of New York in November 1, 1996. CommAir Mechanical Services Division's revenues and operating profits in 1997 increased by 18% and 8%, respectively, over the prior year. The revenue increase is attributable to an increase in construction project work as well as the acquisition on March 1, 1997 of Preferred Mechanical Service in Southern California. A relatively smaller percentage increase in operating profits for the current year is a result of lower margins from larger projects as well as a slight increase in selling, general and administrative expenses.

COMPARISON OF 1996 TO 1995

    The Company's revenues and other income were $1.087 billion in 1996, up $122 million or 13%, from $965 million reported in 1995. The 13% increase in revenues in 1996 over 1995 was attributable to volume and price increases as well as revenues generated from acquisitions. Acquisitions made during 1996 accounted for approximately $15 million, or approximately 12% of the total revenue increase of $122 million for 1996. Gross profit increased $12 million to $147 million from $135 million a year ago. The ratio of gross profit to revenues declined slightly to 13.5% in 1996 from 13.9% in 1995. The increase in gross profit amount was primarily due to increases in revenues and was partially offset by increases in labor and labor related costs. Even with increased revenues, the Company's insurance cost did not substantially increase in 1996. As discussed in previous years, the Company's continued emphasis on safety training and education programs, along with aggressively settling claims, has helped management to control the insurance expenses.

    Selling, general and administrative expense increased $5.5 million from $100.4 million in 1995 to $105.9 million in 1996 but decreased slightly as a percentage of revenues from 10.4% to 9.7% in 1996. The dollar amount of increase in selling, general and administrative expense is due to increases in marketing expenses as well as legal, accounting, and goodwill amortization expenses associated with acquisitions. The percentage of selling, general and administrative expense in relation to revenues, decreased for 1996 as a result of management's successful cost control measures, coupled with economies of scale.

    In 1996, interest expense was $2,581,000 as compared to $2,739,000 in 1995, a decrease of $158,000. Although the average debt was higher in 1996 than 1995, the effective interest rate was lower during the current year: 6.9% in 1996 as compared to 7.8% in 1995. Consequently, the lower effective rate in 1996 helped to offset the interest expense caused by higher average borrowing. Interest expense was also higher in 1995 because the Company paid interest on fully accrued state and federal income taxes.

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

    The results of operations from the Company's three industry segments and its operating divisions for 1996 as compared to 1995 are more fully described below:

    Revenues for the Janitorial Divisions segment in 1996 were $607 million, an increase of $96 million or 19% over 1995, while its operating profits increased 20% over 1995. The Janitorial Divisions segment, which includes American Building Maintenance and Easterday Janitorial Supply, accounted for approximately 56% of the Company's consolidated revenues for 1996. Revenues of American Building Maintenance increased by 19% in 1996 as compared to 1995 primarily as a result of significant increases in its Northeast, Midwest, and Northern California Regions; moderate increases in Southeast, Gulf Central, South Central, Northwest, Ohio Valley, and Southwest Regions; offset by slight decreases in its Canadian and Mid-Atlantic Regions. Revenues also increased approximately $13 million from acquisitions made during the fiscal year 1996. This Division's operating profits increased by 20% when compared to 1995. The increase in operating profits is principally due to the increased revenues, cost controls of its selling and administrative expenses, contributions from recent acquisitions, partially offset by increased direct labor and labor related expenses. Easterday Janitorial Supply Division's revenues for 1996 increased by approximately 14% as compared to 1995 generally due to increases in its customer base and additional sales generated by outside brokers. Operating profits increased 18% as a result of increased sales volume and cost containment efforts, partially offset by lower margins from brokerage sales.

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

SAFE HARBOR STATEMENT

    Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995: Because of the factors set forth below, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein which are not historical facts are forward-looking statements that are subject to meaningful risks and uncertainties, including, but not limited to:
(1) the widespread failure of commercial real estate occupancy to improve in the Company's major markets since it relates directly to the need for janitorial and other buildings services, (2) the loss or bankruptcy of one or more of the Company's major customers, which could adversely affect the Company's ability to collect deferred costs or its accounts receivable, (3) the untimely departure of one or more of the Company's key executives, which could affect retention of customers as well as the day to day management of operations, (4) any major labor disruptions that may cause loss of revenue or cost increases that non-union companies can use to their advantage in obtaining market share, (5) significant shortfall in achieving any acquisition plan to acquire either businesses in new markets or expand customer base in existing ones, (6) any legislation or other government action that severely impacts one or more of the Company's lines of business, such as price controls that could prevent cost recovery and fuel restrictions that might increase the cost to deliver services, (7) the reduction or revocation of the Company's lines of credit which would increase interest expense or the cost of capital, (8) the cancellation or non-renewal of the Company's primary insurance policies, as many customers retain services based on the provider's ability to provide adequate insurance including performance bonds and proof of adequate insurance, (9) any catastrophic uninsured or underinsured claims against the Company, which also might include insurance companies financially incapable of paying claims, (10) the inability to recruit and hire entry level personnel due to labor shortages, and (11) other material factors that are disclosed from time-to-time in the Company's public filings with the United States Securities and Exchange Commission, such as reports on Forms 8-K, 10-K and 10-Q.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
ABM Industries Incorporated:

    We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP San Francisco, California
December 15, 1997

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------

OCTOBER 31                                                                               1996       1997
(in thousands of dollars except share amounts)
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                              $   1,567  $   1,783
Accounts receivable (less allowances of $4,442 and $5,923)                               183,716    234,464
Inventories                                                                               16,492     21,197
Deferred income taxes                                                                     11,684     10,968
Prepaid expenses and other current assets                                                 20,296     26,005
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                                 233,755    294,417
Investments and long-term receivables                                                     15,941     12,900
Property, plant and equipment -- net                                                      22,570     26,584
Intangible assets (less accumulated amortization of $23,995 and $30,595)                  76,366    100,313
Deferred income taxes                                                                     22,046     25,426
Other assets                                                                               9,092      7,512
-----------------------------------------------------------------------------------------------------------
                                                                                       $ 379,770  $ 467,152
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
LIABILITIES
Current portion of long-term debt                                                      $     902  $   1,393
Bank overdraft                                                                             4,935     12,975
Trade accounts payable                                                                    27,091     34,555
Income taxes payable                                                                       1,864      4,265
Accrued liabilities:
  Compensation                                                                            27,862     35,965
  Taxes -- other than income                                                               9,952     12,609
  Insurance claims                                                                        23,256     25,479
  Other                                                                                   17,936     29,419
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                            113,798    156,660
Long-term debt                                                                            33,664     38,402
Retirement plans                                                                          10,140     13,413
Insurance claims                                                                          51,475     54,464
-----------------------------------------------------------------------------------------------------------
    Total liabilities                                                                    209,077    262,939
SERIES B 8% SENIOR REDEEMABLE CUMULATIVE PREFERRED STOCK,
  6,400 shares authorized, issued and outstanding, stated at redemption value,
  $1,000 per share                                                                         6,400      6,400
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized; none issued                       --         --
Common stock, $.01 par value; 28,000,000 shares authorized; 19,489,000 and
  20,464,000 shares issued and outstanding in 1996 and 1997, respectively                    195        205
Additional capital                                                                        48,548     63,416
Retained earnings                                                                        115,550    134,192
-----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                           164,293    197,813
-----------------------------------------------------------------------------------------------------------
                                                                                       $ 379,770  $ 467,152
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------

YEARS ENDED OCTOBER 31                                                     1995        1996        1997
(in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                                                $ 965,381  $1,086,925  $ 1,252,472
-----------------------------------------------------------------------------------------------------------
EXPENSES
Operating expenses and cost of goods sold                                  830,749     940,296    1,076,078
Selling, general and administrative                                        100,481     105,943      126,755
Interest                                                                     2,739       2,581        2,675
-----------------------------------------------------------------------------------------------------------
                                                                           933,969   1,048,820    1,205,508
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                  31,412      38,105       46,964
Income taxes                                                                13,193      16,385       19,725
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                               $  18,219  $   21,720  $    27,239
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                                              $    0.92  $     1.05  $      1.22
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
COMMON AND COMMON EQUIVALENT SHARES                                         19,179      20,241       21,872
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------
                                                                        COMMON STOCK
YEARS ENDED OCTOBER 31, 1995, 1996 AND 1997                       ------------------------  ADDITIONAL    RETAINED
(in thousands, except per share amounts)                            SHARES       AMOUNT       CAPITAL     EARNINGS
-------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1994                                               9,049    $      90    $  35,334   $  88,907
  Net income                                                                                                18,219
  Dividends:
    Common stock                                                                                            (5,549)
    Preferred stock                                                                                           (512)
  Stock issued under employees' stock purchase and option plans          317            4        5,293
-------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1995                                               9,366           94       40,627     101,065
  Net income                                                                                                21,720
  Dividends:
    Common stock                                                                                            (6,723)
    Preferred stock                                                                                           (512)
  Two-for-one stock split                                              9,669           97          (97)
  Stock issued under employees' stock purchase and option plans          454            4        8,018
-------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1996                                              19,489          195       48,548     115,550
  Net income                                                                                                27,239
  Dividends:
    Common stock                                                                                            (8,085)
    Preferred stock                                                                                           (512)
  Stock issued under employees' stock purchase and option plans
    and for acquisition                                                  975           10       14,868
-------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1997                                              20,464    $     205    $  63,416   $ 134,192
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------

YEARS ENDED OCTOBER 31                                                  1995        1996         1997
(in thousands of dollars)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                          $ 944,570  $ 1,055,112  $ 1,203,314
Other operating cash receipts                                             1,931        1,270        1,126
Interest received                                                           489          449          552
Cash paid to suppliers and employees                                   (913,577)  (1,017,329)  (1,154,572)
Interest paid                                                            (3,136)      (2,418)      (2,685)
Income taxes paid                                                       (16,438)     (20,355)     (19,988)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                13,839       16,729       27,747
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                              (10,225)     (10,751)     (13,272)
Proceeds from sale of assets                                                590          777          660
Increase (decrease) in investments and long-term receivables                853       (5,657)       3,041
Intangible assets acquired                                              (12,499)     (13,044)     (28,606)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (21,281)     (28,675)     (38,177)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued                                                       5,297        8,022        8,778
Dividends paid                                                           (6,061)      (7,235)      (8,597)
Increase (decrease) in bank overdraft                                     5,361         (426)       8,035
Increase (decrease) in notes payable                                         (4)         223          491
Long-term borrowings                                                     89,000      110,777      115,654
Repayments of long-term borrowings                                      (91,679)     (99,688)    (113,715)
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 1,914       11,673       10,646
---------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                     (5,528)        (273)         216
Cash and cash equivalents beginning of year                               7,368        1,840        1,567
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF YEAR                                 $   1,840  $     1,567  $     1,783
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
Net income                                                            $  18,219  $    21,720  $    27,239
ADJUSTMENTS:
Depreciation and amortization                                            11,527       13,651       16,118
Impairment of long-lived assets                                              --           --        2,700
Provision for bad debts                                                   1,536        2,039        2,988
Gain on sale of assets                                                     (127)        (314)        (257)
Deferred income taxes                                                    (3,554)      (3,556)      (2,664)
Increase in accounts receivable                                         (18,823)     (26,890)     (50,312)
Decrease (increase) in inventories                                       (1,969)         516       (4,069)
Increase in prepaid expenses and other current assets                    (6,906)      (1,170)      (5,628)
Decrease (increase) in other assets                                      (1,434)        (645)       1,580
(Decrease) increase in income taxes payable                                 309         (414)       2,401
Increase in retirement plans accrual                                      1,649        2,513        3,273
Increase in insurance claims liability                                    4,462        4,854        5,212
Increase in trade accounts payable and other accrued liabilities          8,950        4,425       29,166
---------------------------------------------------------------------------------------------------------
    Total adjustments to net income                                      (4,380)      (4,991)         508
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $  13,839  $    16,729  $    27,747
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA:
Non-cash investing activities:
  Common stock issued for net assets of business acquired                    --           --  $     6,100
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

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of ABM Industries Incorporated and its subsidiaries ("the Company"). All material intercompany transactions and balances have been eliminated. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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

    INTANGIBLE ASSETS: Intangible assets consist of goodwill in the amount of $128,595,000 and other intangible assets in the amount of $2,313,000, net of accumulated amortization of $30,595,000. Goodwill, which represents the excess of cost over fair value of tangible assets of businesses acquired, is amortized on a straight-line basis over periods not exceeding 40 years. It is the Company's policy to carry goodwill applicable to acquisitions prior to 1971 of $1,450,000 at cost until such time as there may be evidence of diminution in value.

    IMPAIRMENT OF LONG-LIVED ASSETS: The Company annually reviews its long-lived assets, including goodwill. Impairment is evaluated on the basis of whether the asset is fully recoverable from projected, undiscounted net cash flows of the related business unit, in accordance with Statement of Financial Accounting Standards No. 121. Impairment is recognized in operating results when a permanent diminution in value is believed to have occurred. The Company measures impairment as the excess of any unamortized goodwill over the estimated future discounted cash flows over the remaining life of the asset. During the year ended October 31, 1997, the Company wrote off $2,700,000 of goodwill that was deemed to be permanently impaired.

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

    NET INCOME PER COMMON SHARE: Net income per common share and common equivalent share (principally outstanding stock options), after the reduction for preferred stock dividends in the amount of $512,000 in 1995, 1996 and 1997, is based on the weighted average number of shares outstanding during the year and the common stock equivalents that have a dilutive effect. Net income per common share assuming full dilution is not significantly different than net income per share as shown.

    CASH AND CASH EQUIVALENTS: The Company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

    STOCK-BASED COMPENSATION: Effective November 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and has elected to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 10.

2. INSURANCE

    Certain insurable risks such as general liability, property damage and workers' compensation are self-insured by the Company. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company's self-insurance program are recorded on a claim-incurred basis. Under this program, the estimated liability for claims incurred but unpaid at October 31, 1996 and 1997 was $74,731,000 and $79,943,000, respectively. In connection with certain self-insurance agreements, the Company has standby letters of credit at October 31, 1997 supporting the estimated unpaid liability in the amounts of $69,905,000.

3. INVENTORIES

    The inventories at October 31, consisted of the following:

-------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               1996     1997
-------------------------------------------------------------------------------------------------------
Janitorial supplies and equipment held for sale                                        $ 4,095  $ 4,562
Parts and materials                                                                     10,971   13,643
Work in process                                                                          1,426    2,992
-------------------------------------------------------------------------------------------------------
                                                                                       $16,492  $21,197
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

4. PROPERTY, PLANT AND EQUIPMENT -- NET
    Property, plant and equipment at October 31, consisted of the following:

-------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               1996     1997
-------------------------------------------------------------------------------------------------------
Land                                                                                   $   960  $   911
Buildings                                                                                3,790    3,773
Transportation equipment                                                                 9,750   11,211
Machinery and other equipment                                                           39,899   46,147
Leasehold improvements                                                                   8,202   10,476
-------------------------------------------------------------------------------------------------------
                                                                                        62,601   72,518
Less accumulated depreciation and amortization                                          40,031   45,934
-------------------------------------------------------------------------------------------------------
                                                                                       $22,570  $26,584
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

5. LONG-TERM DEBT AND CREDIT AGREEMENT

    During the third quarter of 1997, the Company replaced its $125,000,000 syndicated line of credit expiring September 22, 1999 with a new $125,000,000 syndicated line of credit expiring July 1, 2002. Effective November 1, 1997, the agreement was amended to increase the amount available to $150,000,000. The unsecured revolving credit facility provides, at the Company's option, interest at the prime rate or IBOR+.35%. The facility calls for a commitment fee payable quarterly, in arrears, of .12% based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued in conjunction with the Company's self-insurance program plus cash borrowings are considered to be outstanding amounts. As of October 31, 1997, the total outstanding amount under this facility was $104,610,000 comprised of $34 million in loans and $70,610,000 in standby letters of credit. The interest rate at October 31, 1997 on loans outstanding under this agreement ranged from 6.04% to 6.10%. The Company is required, under this agreement to maintain financial ratios and places certain limitations on dividend payments. The Company is prohibited from paying cash dividends exceeding 50% of its net income for any fiscal year.

    In February 1996, the Company entered into a loan agreement with a major U.S. bank which provides a seven-year term loan of $5 million. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due February 15, 1997 through February 15, 2003.

    The long-term debt of $39,795,000 matures in the years ending October 31 as follows: $1,393,000 in 1998; $783,000 in 1999; $836,000 in 2000; $860,000 in
2001, $34,896,000 in 2002, and $1,027,000 in subsequent years.

    Long-term debt at October 31, is summarized as follows:

-------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               1996     1997
-------------------------------------------------------------------------------------------------------
Notes payable to bank with interest at 5.83 - 8.25%                                    $28,000  $34,000
Note payable to bank with interest at 6.78%                                              5,000    4,777
Note payable to insurance company with interest at 9.35%                                 1,273      636
Notes payable with interest at 8.75%                                                       293      238
Other                                                                                               144
-------------------------------------------------------------------------------------------------------
                                                                                        34,566   39,795
Less current portion                                                                       902    1,393
-------------------------------------------------------------------------------------------------------
                                                                                       $33,664  $38,402
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

6. EMPLOYEE BENEFIT PLANS
(A) RETIREMENT AGREEMENTS

    The Company has unfunded retirement agreements for 36 current and former directors and senior executives, all of which are fully vested. The agreements provide for annual benefits for ten years commencing with the respective retirement dates of those executives. The benefits are accrued over the period these directors and senior executives are expected to be employed by the Company. During 1995, 1996 and 1997, amounts accrued under these agreements were $417,000 $398,000, and $509,000 respectively. Payments were made in 1995, 1996, and 1997 in the amounts of $322,000, $124,000 and $124,000, respectively.

(B) 401(K) AND PROFIT SHARING PLAN

    The Company has a profit sharing and 401(k) plan covering all nonmanual employees (except highly compensated individuals) not covered under collective bargaining agreements, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company matches certain percentages of employee contributions depending on the participant's length of service. The profit sharing portion of the plan is discretionary and noncontributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees.

    The Company provided for profit sharing contributions of $920,000, $1,084,000 and $1,336,000 for 1995, 1996 and 1997, respectively. The Company's matching 401(k) contributions required by the 401(k) plan for 1995, 1996 and 1997 were approximately $602,000, $664,000 and $873,000, respectively.

(C) SERVICE AWARD BENEFIT PLAN

    The Company established an unfunded service award benefit plan effective November 1, 1989, with a retroactive vesting period of five years. This plan is a "severance pay plan" as defined by the Employee Retirement Income Security Act (ERISA) and covers all highly compensated nonmanual employees excluded from the Profit Sharing and Employee Savings Plan discussed above. The plan provides participants, upon termination, with a guaranteed seven days pay for each year of employment subsequent to November 1, 1989. The Company, at its discretion, may also award additional days each year.
    Net cost of the plan is comprised of:

---------------------------------------------------------------------
(in thousands of dollars)               1995       1996       1997
---------------------------------------------------------------------
Service cost                          $     352  $     371  $     298
Interest                                    139        176        233
---------------------------------------------------------------------
Net cost                              $     491  $     547  $     531
---------------------------------------------------------------------
---------------------------------------------------------------------
Actuarial present value of:
  Vested benefit obligation           $   1,863  $   2,436  $   2,964
  Accumulated benefit obligation      $   1,949  $   2,522  $   3,102
  Projected benefit obligation        $   2,470  $   3,064  $   3,853
---------------------------------------------------------------------
---------------------------------------------------------------------

    Assumptions used in accounting for the plan as of October 31 were:

--------------------------------------------------------------------------------
(in thousands of dollars)                     1995         1996         1997
--------------------------------------------------------------------------------
Weighted average discount rate                      7%           7%           7%
Rate of increase in compensation level              5%           5%           5%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(D) PENSION PLAN UNDER COLLECTIVE BARGAINING

    Certain employees of the Company are covered under union-sponsored collectively bargained multi-employer defined benefit plans. Contributions for these plans were approximately $10,100,000, $11,900,000 and $16,800,000 in 1995,
1996 and 1997, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

7. LEASE COMMITMENTS AND RENTAL EXPENSE

    The Company is obligated under noncancelable operating leases for various facilities and equipment. Assets held under these leases consist of offices, warehouses, vehicles and parking facilities.

    As of October 31, 1997, future minimum lease commitments under noncancelable operating leases are as follows:

-----------------------------------------------------
Years ending (in thousands of dollars)
-----------------------------------------------------
1998                                        $  36,650
1999                                           21,349
2000                                           13,984
2001                                            9,862
2002                                            7,135
Thereafter                                     25,898
-----------------------------------------------------
Total minimum lease commitments             $ 114,878
-----------------------------------------------------
-----------------------------------------------------

    Rental expense for the years ended October 31, is summarized as follows:

------------------------------------------------------------------
(in thousands of dollars)            1995       1996       1997
------------------------------------------------------------------
Minimum rentals under
  noncancelable leases             $  47,114  $  50,834  $  52,997
Contingent rentals                    16,400     29,470     32,031
Short-term rental agreements          23,835     11,364     12,201
------------------------------------------------------------------
                                   $  87,349  $  91,668  $  97,229
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

9. REDEEMABLE CUMULATIVE PREFERRED STOCK

    On June 23, 1993, the Company authorized 6,400 shares of preferred stock having a par value of $0.01 per share. These shares designated as Series B 8% Senior Redeemable Cumulative Preferred Stock (Series B Preferred Stock) shall be entitled to one vote per share on all matters upon which common stockholders are entitled to vote and have a redemption price of $1,000 per share, together with accrued and unpaid dividends thereon. Redemption of the Series B Preferred Stock is at the option of the holders for any or all of the outstanding shares after September 1, 1998 or at the option of the Company after September 1, 2002. The total redemption value of the shares outstanding at October 31, 1996 and 1997 in an amount of $6,400,000 is classified on the Company's balance sheet as redeemable cumulative preferred stock. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series B Preferred Stock shall be paid the redemption price plus all accrued dividends to the date of liquidation, dissolution or winding up of affairs before any payment to other stockholders.

    On September 1, 1993, the Company issued 6,400 shares of its Series B Preferred Stock in conjunction with the acquisition of System Parking. The acquisition agreement provided that one-half, or 3,200 shares, of the Series B Preferred Stock be placed in escrow and will be released upon certain earnout requirements. As of October 31, 1997, none of these shares have been released.

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

    As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock awards.

    Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net earnings and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year ended October 31, 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. The use of these models requires subjective assumptions, including future stock price volatility and expected time to exercise, which can have a significant effect on the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected lives of
9.8 years and 6.4 years from the date of grant in fiscal 1997 and 1996, respectively; expected stock price volatility of 19.5%; expected dividend yield of 2.6%; and risk free interest rates of 6.5 % and 6.8% in fiscal 1997 and 1996, respectively.

    The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net earnings would have been $24,376,000 ($1.09 per share) for fiscal 1997 and $19,948,000 ($0.96 per share) in fiscal 1996. The impact of outstanding stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all future applicable stock grants.

    1984 "AGE-VESTED" STOCK OPTION PLAN

    In 1984, the Company adopted an executive stock option plan whereby 680,000 shares were reserved for grant. In March of 1996, another 1,000,000 shares were reserved for grant under the plan. As amended December 20, 1994, options which have been granted at fair market value are 50% exercisable when the option holders reach their 61st birthday and the remaining 50% vest on their 64th birthday. To the extent vested, the options may be exercised at any time prior to one year after termination of employment. Options which terminate without being exercised may be reissued. At October 31, 1997, 1,033,000 shares remained available for grant.

    Transactions under this plan, restated for the two-for-one stock split, are summarized as follows:

------------------------------------------------------------------
                                                      Weighted
                                       Number of       Average
                                        Options    Exercise Price
------------------------------------------------------------------
Balance October 31, 1994                 458,000        $5.92
Granted                                  209,000        11.31
Exercised                                (12,000)       5.72
------------------------------------------------------------------
Balance October 31, 1995                 655,000        7.64
Terminated                               (16,000)       11.25
------------------------------------------------------------------
Balance October 31, 1996                 639,000        7.55
Granted (Weighted average fair
           value of $6.65)                 6,000        19.44
Terminated                               (22,000)       11.25
------------------------------------------------------------------
Balance October 31, 1997                 623,000        7.53
------------------------------------------------------------------
------------------------------------------------------------------

-------------------------------------------------------------------------------------
                        Outstanding                                Exercisable

-----------------------------------------------------------  ------------------------
                             Weighted Average    Weighted                  Weighted
                                 Remaining        Average                   Average
   Range of      Number of   Contractual Life    Exercise     Number of    Exercise
    Prices        Options         (Years)          Price       Options       Price
-------------------------------------------------------------------------------------
$5.72 - 8.72       446,000               6       $    5.92      110,000    $    6.13
$11.25 - 13.28     171,000              10       $   11.32       18,000    $   11.25
$19.44               6,000              14       $   19.44           --           --
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

    1987 "TIME-VESTED" STOCK OPTION PLAN

    In 1987, the Company adopted a stock option plan under which 1,200,000 shares were reserved for grant until December 31, 1996. In March 1994, this plan was amended to reserve an additional 1,000,000 shares. In March 1996, the plan was amended again to reserve another 2,000,000 shares. Options are granted at fair market value, and those which terminate without being exercised may be reissued. At October 31, 1997, 1,278,000 shares remained available for grant under this plan.

    Transactions under this plan, restated for the two-for-one stock split, are summarized as follows:

--------------------------------------------------------------
                                                  Weighted
                                    Number of      Average
                                     Options   Exercise Price
--------------------------------------------------------------
Balance October 31, 1994            1,793,000       $8.14
Granted                                36,000       10.92
Exercised                             (55,000)      7.74
Terminated                            (44,000)      8.94
--------------------------------------------------------------
Balance October 31, 1995            1,730,000       8.19
Granted (Weighted average fair
           value of $4.93)            928,000       18.59
Exercised                            (195,000)      7.96
Terminated                            (65,000)      9.32
--------------------------------------------------------------
Balance October 31, 1996            2,398,000       12.21
Granted (Weighted average fair
           value of $4.55)             89,000       19.83
Exercised                            (108,000)      8.70
Terminated                            (64,000)      13.28
--------------------------------------------------------------
Balance October 31, 1997            2,315,000       12.41
--------------------------------------------------------------
--------------------------------------------------------------

--------------------------------------------------------------------------------------
                        Outstanding                                 Exercisable

------------------------------------------------------------  ------------------------
                                   Weighted
                                    Average       Weighted                  Weighted
                                   Remaining       Average                   Average
     Range of        Number of    Contractual     Exercise     Number of    Exercise
      Prices          Options    Life (Years)       Price       Options       Price
--------------------------------------------------------------------------------------
$4.78 - 6.06           265,000           1.2      $    5.42      265,000    $    5.42
$8.49 - 13.32        1,097,000           5.6      $    8.96      873,000    $    8.87
$18.75 - 25.59         953,000           8.8      $   18.85      248,000    $   18.73
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

    1996 "PRICE-VESTED" STOCK OPTION PLAN

    In December 1996, the Company adopted the Long-Term Senior Executive Stock Option Plan under which 1,500,000 shares have been reserved for grant. The options expire 10 years after the date of grant and any options which terminate without being exercised may be reissued. Each option will have a pre-defined vesting price which provides for accelerated vesting if the fair market value of the Company's common stock is equal to or greater than the pre-defined vesting price for 10 trading days in any period of 30 consecutive trading days. Vested options will become exercisable only after the first anniversary of the grant date. Any option that has not vested prior to the fourth anniversary of its grant date will vest on the eighth anniversary of its grant date.

    During 1997, 1,120,000 options were granted at a weighted average exercise price of $20.40 per share, and 40,000 options terminated at $20.00 per share. For purposes of the SFAS No. 123 calculation, the weighted average fair value of each option was $6.32, which will be amortized over eight years. At October 31, 1997, 1,080,000 options were outstanding of which 270,000 were vested and none were exercisable. At October 31, 1997, 420,000 shares remained available for grant under this plan.

    EMPLOYEE STOCK PURCHASE PLAN

    In 1985, the Company instituted an employee stock purchase plan under which sale of 5 million shares of its common stock has been authorized. In March of 1996, the sale of an additional 1,200,000 shares under this plan was authorized. The purchase price of the shares under the plan is the lesser of 85% of the fair market value at the commencement of each plan year or 85% of the fair market value on the date of purchase. Employees may designate up to 10% of their compensation for the purchase of stock. During 1995, 1996 and 1997, 283,000, 562,000 and 520,000 shares of stock were issued under the plan for an aggregate purchase price of $4,805,000, $6,437,000, and $7,841,000 respectively. At
October 31, 1997, 856,530 shares remained unissued under the plan.

11. INCOME TAXES

    The provision for income taxes is made up of the following components for each of the years ended October 31:

------------------------------------------------------------------
(in thousands of dollars)            1995       1996       1997
------------------------------------------------------------------
Current
  Federal                          $  14,631  $  17,368  $  21,345
  State                                2,016      2,521      3,050
  Foreign                                100         52          8
Deferred
  Federal                             (3,238)    (3,250)    (4,279)
  State                                 (316)      (306)      (399)
------------------------------------------------------------------
                                   $  13,193  $  16,385  $  19,725
------------------------------------------------------------------
------------------------------------------------------------------

    Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. statutory rates to pretax income from operations as a result of the following for the years ended October 31:

--------------------------------------------------------------------------
                                           1995        1996        1997
--------------------------------------------------------------------------
Statutory rate                               35.0%       35.0%       35.0%
State and local taxes on income, net
  of federal tax benefit                      3.4%        3.8%        3.4%
Targeted job tax credits                     (1.5)%      (0.1)%      (0.9)%
Nondeductible expenses and other --
  net                                         5.1%        4.3%        4.5%
--------------------------------------------------------------------------
                                             42.0%       43.0%       42.0%
--------------------------------------------------------------------------
--------------------------------------------------------------------------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, are presented below:

-----------------------------------------------------------------
(in thousands of dollars)                      1996       1997
-----------------------------------------------------------------
Deferred tax assets:
  Self-insurance claims                      $  27,260  $  29,217
  Bad debt allowance                             2,015         --
  Deferred and other compensation                4,316      5,161
  Intangible amortization                          878      2,314
  State taxes                                      955      1,103
  Other                                          1,358      2,177
-----------------------------------------------------------------
      Total gross deferred tax assets           36,782     39,972
-----------------------------------------------------------------
Deferred tax liabilities:
  Union pension contributions                   (2,900)    (3,569)
  Depreciation                                    (152)        (9)
-----------------------------------------------------------------
      Total gross deferred tax liabilities      (3,052)    (3,578)
-----------------------------------------------------------------
        Net deferred tax assets              $  33,730  $  36,394
-----------------------------------------------------------------
-----------------------------------------------------------------

    Management has determined the total net deferred tax asset will more likely than not be realized.

    At October 31, 1997, ABM has a capital loss carryover of $1,283,262, which can be carried forward to offset capital gains, if any, to reduce future federal income taxes through October 31, 2001.

12. ACQUISITIONS AND DIVESTITURES

    All acquisitions have been accounted for using the purchase method of accounting; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is generally included in goodwill. Most purchase agreements provide for contingent payments based on the annual pretax income for subsequent periods ranging generally from three to five years. Any such future payments are generally capitalized as goodwill when paid. Cash paid for acquisitions, including any contingent amounts based on subsequent earnings, were approximately $12.5 million in 1995, $13 million in 1996, and $28.6 million in 1997. Acquisitions and dispositions made during the fiscal year 1997 are discussed below:

    Effective November 1, 1996, the Company, through one of its subsidiaries, acquired the operations and net assets of Sica Electrical and Maintenance Corp., of Ozone Park, New York. Sica Electrical and Maintenance Corp. is an electrical and lighting maintenance company which operates in the greater New York City metropolitan area, New Jersey, up-state New York, Pennsylvania, and Connecticut. In connection with this acquisition, the Company issued 348,323 of its common shares at the time of closing and will make additional payments in common shares over a five-year period based on the operating profits (income before taxes and interest) of the acquired business. A maximum of 348,323 common shares may be issued in connection with future payments. Effective November 1, 1996, the Company's earnings per common share calculation includes the 696,646 shares issued and to be issued under the contract with the sellers. In 1997 this acquisition contributed approximately $16 million in revenues.

    Effective February 1, 1997, the Company acquired maintenance contracts and selected assets of SMK Corp. of Las Vegas (also known as DeLuca Building Maintenance), with customers located in Las Vegas, Nevada and the surrounding area. The terms of the purchase for this acquisition were a cash downpayment made at the time of the closing plus annual contingent payments based on revenues of acquired contracts for the first year after acquisition. In fiscal 1997 this acquisition contributed approximately $1 million in revenues.

    Effective March 1, 1997, the Company acquired HVAC (heating, ventilation, and air conditioning) customer contracts, assets and certain liabilities from Preferred Mechanical Services of Northridge, California. Most of the business acquired was in Southern California, plus a few contracts in Las Vegas, Nevada. The terms of purchase for this acquisition were a cash payment for net assets at closing, plus annual contingent payments based on the operating profit to be made over a period of five years. This acquisition contributed approximately $6 million in revenues in fiscal year 1997.

    Effective April 1, 1997, the Company acquired janitorial contracts and selected assets of Geoserv of Phoenix, Inc. and Janus, Inc., with customers in the metropolitan areas of Albuquerque, New Mexico, Phoenix and Tucson, Arizona. The terms of purchase for this acquisition were a cash downpayment at closing, plus annual contingent payments based on the operating profit to be made over a period of five years. In 1997, this acquisition contributed approximately $3 million in revenues.

    Effective May 1, 1997, the Company acquired the janitorial contracts and selected assets of Polaris, Inc., with customers in the metropolitan areas of Indianapolis, Indiana, and Columbus and Cincinnati, Ohio. The terms of purchase for this acquisition were a cash downpayment at closing, plus annual contingent payments based on the operating profit to be made over a period of five years. This acquisition contributed approximately $3 million in revenues in fiscal year 1997.

    Effective August 1, 1997, the Company acquired from Ogden Corporation all of Ogden's building maintenance and on-site engineering operations in New York City. This acquisition contributed approximately $29 million in revenues in fiscal year 1997.

    Effective October 1, 1997, the Company acquired the janitorial contracts and selected assets of The Grawert Co., with customers in Southern Florida, and Orlando, Florida. The terms of purchase for this acquisition were a cash downpayment at closing, plus annual contingent payments based on the operating profit to be made over a period of five years. This acquisition contributed approximately $1 million in revenues in fiscal year 1997.

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

    The Company believes that it is not practical to estimate a fair market value different from the redeemable cumulative preferred stock's carrying value of $6.4 million, as this security was issued in conjunction with an acquisition and has numerous features unique to this security as described in Note 9. However, the Company believes the carrying value would not differ significantly from the fair value.

14. QUARTERLY INFORMATION (UNAUDITED)

    (in thousands, except earnings per share)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         FISCAL QUARTER
                                                                             --------------------------------------
OPERATIONS                                                                    FIRST     SECOND    THIRD     FOURTH      YEAR
--------------------------------------------------------------------------------------------------------------------------------

1996
Revenues and other income                                                    $254,401  $262,069  $281,911  $288,544  $ 1,086,925
Gross profit                                                                   33,944    35,290    37,310    40,085      146,629
Net income                                                                      4,048     4,700     6,036     6,936       21,720
Net income per common share                                                      0.20      0.23      0.29      0.33         1.05

1997
Revenues and other income                                                    $291,638  $294,309  $308,471  $358,054  $ 1,252,472
Gross profit                                                                   38,887    41,054    43,733    52,720      176,394
Net income                                                                      4,840     5,849     7,486     9,064       27,239
Net income per common share                                                      0.22      0.26      0.34      0.40         1.22
--------------------------------------------------------------------------------------------------------------------------------

Per share amounts have been restated to retroactively reflect the two for one common stock split on July 15, 1996.

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

TECHNICAL DIVISIONS: Provides a wide range of elevator, engineering, HVAC&R (heating, ventilation, air conditioning and refrigeration) and lighting services through its four divisions. This includes on-site operating engineers to operate, maintain and repair electrical, mechanical, and plumbing systems primarily for high-rise office buildings. It also provides installation, repair and maintenance of elevators and escalators, indoor and outdoor lighting fixtures, and HVAC&R equipment as well as energy management consulting services.

SEGMENT INFORMATION (in thousands of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                                      PUBLIC
                                                        JANITORIAL    SERVICE    TECHNICAL                              CONSOLIDATED
FOR THE YEAR ENDED OCTOBER 31, 1995                     DIVISIONS    DIVISIONS   DIVISIONS   CORPORATE   ELIMINATIONS      TOTALS
------------------------------------------------------------------------------------------------------------------------------------
Revenues and other income                                $511,801    $205,578    $247,748    $    254      $              $965,381
Intersegment revenues                                      11,135          75         239                   (11,449)            --
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           $522,936    $205,653    $247,987    $    254      $(11,449)      $965,381
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                         $ 24,211    $  8,449    $ 14,665    $(13,174)     $              $ 34,151
Interest, expense                                             (34)        (11)        (93)     (2,601)                      (2,739)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               $ 24,177    $  8,438    $ 14,572    $(15,775)     $              $ 31,412
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                      $130,657    $ 82,580    $ 90,403    $ 31,333      $              $334,973
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                     $  2,706    $  1,701    $  1,964    $    563      $              $  6,934
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                     $  1,832    $  2,085    $    676    $             $              $  4,593
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                     $  3,871    $  3,405    $  2,248    $    701      $              $ 10,225
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED OCTOBER 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
Revenues and other income                                $607,355    $226,312    $252,854    $    404      $             1$,086,925
Intersegment revenues                                      12,829          65         350                   (13,244)            --
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           $620,184    $226,377    $253,204    $    404      $(13,244)     1$,086,925
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                         $ 29,006    $  9,626    $ 15,469    $(13,415)     $              $ 40,686
Interest, expense                                             (29)        (11)          4      (2,545)                      (2,581)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               $ 28,977    $  9,615    $ 15,473    $(15,960)     $              $ 38,105
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                      $157,656    $ 90,129    $ 85,872    $ 46,113      $              $379,770
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                     $  3,565    $  2,176    $  2,080    $    589      $              $  8,410
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                     $  2,506    $  2,085    $    650    $      0      $              $  5,241
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                     $  5,607    $  2,902    $  1,858    $    384      $              $ 10,751
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED OCTOBER 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Revenues and other income                                $713,366     242,943     295,653         510                    1,252,472
Intersegment revenues                                      13,430         108       1,152                   (14,690)             0
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           $726,796    $243,051    $296,805    $    510      $(14,690)     1$,252,472
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                         $ 34,173    $  9,961    $ 20,155    $(14,650)     $              $ 49,639
Interest, expense                                             (24)        (13)          1      (2,639)                      (2,675)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               $ 34,149    $  9,948    $ 20,156    $(17,289)     $              $ 46,964
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                      $206,456    $ 91,893    $120,858    $ 47,945      $              $467,152
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                     $  3,869    $  2,446    $  2,372    $    634      $              $  9,321
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                     $  3,537    $  2,431    $    829    $      0      $              $  6,797
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                     $  4,882    $  4,257    $  3,432    $  1,167      $              $ 13,738
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

SCHEDULE II

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED VALUATION ACCOUNTS

Years Ended October 31, 1995, 1996 and 1997
(in thousands of dollars)

------------------------------------------------------------------------------------------------

                             BALANCE    CHARGES TO   DEDUCTIONS
                            BEGINNING    COSTS AND     NET OF      OTHER ADDITIONS   BALANCE END
                             OF YEAR     EXPENSES    RECOVERIES     (REDUCTIONS)       OF YEAR
------------------------------------------------------------------------------------------------
Allowance for Doubtful
Accounts
Years ended October 31:
  1995                      $   3,067    $   1,536    $    (848)             --       $   3,755
  1996                          3,755        2,039       (1,352)             --           4,442
  1997                          4,442        2,988       (1,507)             --           5,923
------------------------------------------------------------------------------------------------

ITEM  9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item is incorporated by reference to the information set forth under the caption "Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Stockholders. See also the cover page of this Form 10-K and item 1.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" contained in the Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated by reference to the information set forth under the caption "Principal Stockholders" contained in the Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference to the information set forth under the captions "Executive Compensation" and "Certain Relationships and Related Transactions" contained in the Proxy Statement to be used by the Company in connection with the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K:

           1. and 2. Consolidated Financial Statements and Consolidated Financial Statement Schedule.

    The following consolidated financial statements of ABM Industries Incorporated and subsidiaries are included in Item 8:

           Independent Auditors' Report

           Consolidated Balance Sheets -- October 31, 1996 and 1997

           Consolidated Statements of Income -- Years ended October 31, 1995, 1996 and 1997

           Consolidated Statements of Stockholders' Equity -- Years ended October 31, 1995, 1996 and 1997

           Consolidated Statements of Cash Flows -- Years ended October 31, 1995, 1996 and 1997

           Notes to Consolidated Financial Statements -- October 31, 1997.

    The following consolidated financial statement schedule of ABM Industries Incorporated and subsidiaries is included in Item 8.

    Schedule II -- Consolidated Valuation Accounts-- Years ended October 31, 1995, 1996 and 1997.

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

    3.  Exhibits:

                   --------------------------------------------------
 Exhibit
  Number                                     Description

            ---------------------------------------------------------------
  3.1  [j]   Certificate of Incorporation, as amended.
  3.2  [a]   Restated Bylaws, as amended effective September 19, 1995.
  4.1  [k]   Credit Agreement, dated June 25, 1997, between Bank of America National
             Trust and Savings Association and the Company.
  4.2        First Amendment to Credit Agreement dated as of October 21, 1997.
  4.5  [c]   Business Loan Agreement dated February 13, 1996.
 10.2  [j]*  1985 Employee Stock Purchase Plan as amended effective December 19, 1995.
 10.3  [b]*  Supplemental Medical and Dental Plan.
 10.4  [j]*  1984 Executive Stock Option Plan as amended effective December 19, 1995.
 10.7  [f]*  Executive Employment Agreement with Sydney J. Rosenberg.
 10.9  [f]*  Short Form Deed of Trust and Assignment of Rents (dated December 17, 1991)
             between the Company and John F. Egan, together with the related Promissory
             Note (dated January 1, 1992).
10.13  [j]*  1987 Stock Option Plan as amended effective December 19, 1995.
10.16  [d]   Rights Agreement, dated as of April 11, 1988, between the Company and Bank of America National Trust and Savings Association, as Rights Agent with
             Chemical Trust Company of California as successor-in-interest to Bank of
             America as Rights Agent.
10.19  [e]*  Service Award Plan.
10.20  [f]*  Executive Employment Agreement with William W. Steele.
10.21  [f]*  Amended and Restated Retirement Plan for Outside Directors.
10.22  [f]*  Amendment No. 1 to Service Award Plan.
10.23  [g]*  Form of Outside Director Retirement Agreement (dated June 16, 1992).
10.24  [g]*  Executive Employment Agreement with John F. Egan.
10.25  [g]*  Executive Employment Agreement with Jess. E. Benton, III.
10.27  [h]   Guaranty of American Building Maintenance Industries, Inc.
10.28  [i]*  Deferred Compensation Plan.
10.29  [i]*  Form of Existing Executive Employment Agreement Other Than Those Named
             Above.
10.30  [l]*  Executive Employment Agreement with Martinn H. Mandles, as amended by
             Amendments One and Two.
10.31  [l]*  Amendment of Corporate Executive Employment Agreement with William W.
             Steele.
10.32  [l]*  First and Second Amendments of Corporate Executive Employment Agreement
             with John F. Egan.
10.33  [l]*  Amendment of Corporate Executive Employment Agreement with Sydney J.
             Rosenberg.
10.34  [l]*  First and Second Amendments of Corporate Executive Employment Agreement
             with Jess E. Benton, III.
10.35  [l]*  Form of Amendments of Corporate Executive Employment Agreements with Other
             Than Those Named Above.
10.36  [m]*  Form of Indemnification for Directors
10.37  *     Second Amendment of Corporate Executive Employment Agreement with William
             W. Steele.
10.38  *     Second Amendment of Corporate Executive Employment Agreement with Sydney J.
             Rosenberg
10.39  *     Third Amendment of Corporate Executive Employment Agreement with Martinn H.
             Mandles
 21.1        Subsidiaries of the Registrant.
 23.1        Consent of Independent Certified Public Accountants.
 27.1        Financial Data Schedule.

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

[k] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended July 31, 1997.

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

ABM INDUSTRIES INCORPORATED

By:                      /s/ William S. Steele
           -------------------------------------------------
                           William W. Steele
            President, Chief Executive Officer and Director
                            January 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               /s/ William W. Steele                                 /s/ Martinn H. Mandles
 --------------------------------------------------    --------------------------------------------------
                 William W. Steele                                     Martinn H. Mandles
  President, Chief Executive Officer and Director     Chairman of the Board, Chief Administrative Officer
           (Principal Executive Officer)                                  and Director
                  January 27, 1998                                      January 27, 1998

                /s/ David H. Hebble                                  /s/ Vernon E. Skelton
 --------------------------------------------------    --------------------------------------------------
                  David H. Hebble                                      Vernon E. Skelton
      Vice President & Chief Financial Officer               Controller & Chief Accounting Officer
           (Principal Financial Officer)                         (Principal Accounting Officer)
                  January 27, 1998                                      January 27, 1998

              /s/ Maryellen B. Cattani                                  /s/ Linda Chavez
 --------------------------------------------------    --------------------------------------------------
                Maryellen B. Cattani                                      Linda Chavez
                      Director                                              Director
                  January 27, 1998                                      January 27, 1998

                  /s/ John F. Egan                                     /s/ Luke S. Helms
 --------------------------------------------------    --------------------------------------------------
                    John F. Egan                                         Luke S. Helms
            Vice President and Director                                     Director
                  January 27, 1998                                      January 27, 1998

              /s/ Charles T. Horngren                              /s/ Henry L. Kotkins, Jr.
 --------------------------------------------------    --------------------------------------------------
                Charles T. Horngren                                  Henry L. Kotkins, Jr.
                      Director                                              Director
                  January 27, 1998                                      January 27, 1998

               /s/ Theodore Rosenberg                                 /s/ William E. Walsh
 --------------------------------------------------    --------------------------------------------------
                 Theodore Rosenberg                                     William E. Walsh
  Chairman of the Executive Committee and Director                          Director
                  January 27, 1998                                      January 27, 1998

30