Form 10-Q
period 1998-01-31
ABM INDUSTRIES INC /DE/
filed 1998-03-16
CIK 771497

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                                     FORM 10 Q

(Mark One)
      X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     ---                       EXCHANGE ACT OF 1934

                    For the quarterly period ended     JANUARY 31, 1998
                                                       ----------------
                                         OR

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

Number of shares of Common Stock outstanding as of January 31, 1998: 20,783,373

                            ABM INDUSTRIES INCORPORATED
                                     FORM 10-Q
                    FOR THE THREE MONTHS ENDED JANUARY 31, 1998
                                 TABLE OF CONTENTS

PART I                                                                     PAGE
Item 1    Consolidated Financial Statements. . . . . . . . . . . . . . . . . 2
           Notes to the Consolidated Financial Statements. . . . . . . . . . 7
Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . . . 8

PART II

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .14

PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        (in thousands except share amounts)

--------------------------------------------------------------------------------
 ASSETS:                                           OCTOBER 31,    JANUARY 31,
                                                      1997           1998
--------------------------------------------------------------------------------
                                                                  (Unaudited)
 CURRENT ASSETS:
    Cash and cash equivalents                      $    1,783     $    1,756
    Accounts receivable, net                          234,464        248,071
    Inventories                                        21,197         21,572
    Deferred income taxes                              10,968          9,249
    Prepaid expenses and other current assets          26,005         27,347
--------------------------------------------------------------------------------
       Total current assets                           294,417        307,995
--------------------------------------------------------------------------------

 INVESTMENTS AND LONG-TERM RECEIVABLES                 12,900         13,485

 PROPERTY, PLANT AND EQUIPMENT, AT COST:
    Land and buildings                                  4,684          4,808
    Transportation equipment                           11,211         11,459
    Machinery and other equipment                      46,147         47,610
    Leasehold improvements                             10,476         10,778
--------------------------------------------------------------------------------
                                                       72,518         74,655
 Less accumulated depreciation and amortization        45,934         48,282
--------------------------------------------------------------------------------
 Property, plant and equipment, net                    26,584         26,373
--------------------------------------------------------------------------------
 INTANGIBLE ASSETS - NET                              100,313         99,198
 DEFERRED INCOME TAXES                                 25,426         27,991
 OTHER ASSETS                                           7,512          6,513
--------------------------------------------------------------------------------

                                                   $  467,152     $  481,555
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                                                     (Continued)

                    ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        (in thousands except share amounts)

--------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY:            OCTOBER 31,    JANUARY 31,
                                                     1997           1998
--------------------------------------------------------------------------------
                                                                 (Unaudited)
 CURRENT LIABILITIES:
    Current  portion of long-term debt             $    1,393     $    1,371
    Bank overdraft                                     12,975         11,144
    Trade accounts payable                             34,555         33,386
    Income taxes payable                                4,265          7,606
    Accrued Liabilities:
       Compensation                                    35,965         32,645
       Taxes - other than income                       12,609         15,794
       Insurance claims                                25,479         25,029
       Other                                           29,419         35,122
--------------------------------------------------------------------------------
          Total current liabilities                   156,660        162,097
 Long-Term Debt (less current portion)                 38,402         40,458
 Retirement plans                                      13,413         14,681
 Insurance claims                                      54,464         53,972
--------------------------------------------------------------------------------
          Total Liabilities                           262,939        271,208
--------------------------------------------------------------------------------

 SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
     PREFERRED STOCK                                    6,400          6,400

 STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 500,000
      shares authorized;  none issued                       -              -
   Common stock, $.01 par value, 28,000,000 shares
     authorized; 20,464,000 and 20,783,000 shares
     issued and outstanding at October 31, 1997
     and January 31, 1998, respectively                   205            207
  Additional capital                                   63,416         66,430
  Retained earnings                                   134,192        137,310
--------------------------------------------------------------------------------
          Total stockholders' equity                  197,813        203,947
--------------------------------------------------------------------------------

                                                   $  467,152     $  481,555
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                    ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1998
                      (In thousands except per share amounts)

--------------------------------------------------------------------------------
                                                      1997           1998
--------------------------------------------------------------------------------
 REVENUES AND OTHER INCOME                         $  291,638     $  358,747
--------------------------------------------------------------------------------

 EXPENSES:
    Operating expenses and cost of goods sold         252,751        312,494
    Selling, general and administrative                29,943         35,627
    Interest                                              599            823
--------------------------------------------------------------------------------
       Total expenses                                 283,293        348,944
--------------------------------------------------------------------------------

 INCOME BEFORE INCOME TAXES                             8,345          9,803

 INCOME TAXES                                           3,505          4,068

--------------------------------------------------------------------------------
 NET INCOME                                        $    4,840     $    5,735
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

 NET INCOME PER COMMON SHARE
    Basic                                          $     0.24     $     0.27
    Diluted                                        $     0.22     $     0.25

 AVERAGE NUMBER OF SHARES OUTSTANDING
    Basic                                              19,906         20,641
    Diluted                                            21,416         22,883

 DIVIDENDS PER COMMON SHARE                        $     0.10     $     0.12



The accompanying notes are an integral part of the consolidated financial statements

                    ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1998
                                   (In thousands)

--------------------------------------------------------------------------------
                                                       1997           1998
--------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                    $  293,224     $  343,043
    Other operating cash receipts                          743            255
    Interest received                                      151            235
    Cash paid to suppliers and employees              (278,180)      (337,954)
    Interest paid                                         (501)          (591)
    Income taxes paid                                     (351)        (1,573)
--------------------------------------------------------------------------------
    Net cash provided by operating activities           15,086          3,415
--------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment          (1,976)        (2,440)
    Proceeds from sale of assets                           144             29
    Decrease (increase) in investments and
      long-term receivable                                  65           (585)
    Intangible assets acquired                            (791)        (1,048)
--------------------------------------------------------------------------------
    Net cash used in investing activities               (2,558)        (4,044)
--------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued                                  1,976          3,016
    Dividends paid                                      (2,126)        (2,617)
    Increase (decrease) in cash overdraft                1,086         (1,831)
    Increase (decrease) in notes payable                    31            (22)
    Long-term borrowings                                14,112         30,049
    Repayments of long-term borrowings                 (22,813)       (27,993)
--------------------------------------------------------------------------------
    Net cash (used in) provided by financing
      activities                                        (7,734)           602
--------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                           4,794            (27)
 CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD           1,567          1,783
--------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS END OF PERIOD            $    6,361     $    1,756
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                     (Continued)

                    ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1998
                                   (In thousands)

--------------------------------------------------------------------------------
                                                          1997           1998
--------------------------------------------------------------------------------
 RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

 Net Income                                          $   4,840      $   5,735

 Adjustments:
    Depreciation and amortization                        3,783          4,793
    Provision for bad debts                                497            737
    Gain on sale of assets                                 (10)            (8)
    Deferred income taxes                                 (903)          (846)
    Decrease (increase) in accounts receivable           1,291        (14,344)
    Increase in inventories                             (2,379)          (375)
    Increase in prepaid expenses and other
      current assets                                    (1,223)        (1,342)
    Decrease in other assets                               619            999
    Increase in income taxes payable                     4,057          3,341
    Increase in retirement plans accrual                 1,735          1,268
    Increase (decrease) in insurance claims
      liability                                          1,051           (942)
    Increase in accounts payable and
      other accrued liabilities                          1,728          4,399
--------------------------------------------------------------------------------
 Total Adjustments to net income                        10,246         (2,320)
--------------------------------------------------------------------------------

 Net Cash Provided by Operating Activities           $  15,086      $   3,415
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                            ABM INDUSTRIES INCORPORATED

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.   GENERAL

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly the Company's financial position as of January 31, 1998, and the results of operations and cash flows for the three months then ended. These adjustments are of a normal, recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10K filed for the fiscal year ended October 31, 1997 with the Securities and Exchange Commission.

2.   NET INCOME PER COMMON SHARE

     The company has reported its earnings in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares actually outstanding during the period. Diluted net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Diluted net income per common share is consistent with the Company's former presentation of primary net income per common share. The calculation of these amounts is as follows:

                                      Three months Ended   Three months Ended
                                       January 31, 1997     January 31, 1998
                                       ----------------     ----------------
Net Income                               $  4,840,000         $  5,735,000
Preferred Stock Dividends                    (128,000)            (128,000)
                                           ----------           ----------
                                         $  4,712,000         $  5,607,000
                                           ----------           ----------
                                           ----------           ----------

Common shares outstanding - basic          19,906,000           20,641,000

Effect of dilutive securities:
   Stock options                            1,162,000            2,043,000
   Other                                      348,000              199,000
                                           ----------           ----------

Common shares outstanding - diluted        21,416,000           22,883,000
                                           ----------           ----------
                                           ----------           ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks. This agreement had a $125 million line of credit expiring July 1, 2002. Effective November 1, 1997, the agreement was amended to increase the amount available to $150 million. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%.
As of January 31, 1998, the total amount outstanding was approximately $106.6 million, which was comprised of loans in the amount of $36.0 million and standby letters of credit of $70.6 million. This agreement requires the Company to meet certain financial ratios and places some limitations on dividend payments and outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year. In February 1996, the Company entered into a loan agreement with a major U.S. bank which provides a seven-year term loan of $5 million. This loan bears interest at a fixed rate of 6.78 % with annual payments of principal in varying amounts, and interest due February 15, 1997 through February 15, 2003. The Company's effective interest rate for all long term debt for the quarter ended January 31, 1998 was 6.83%.

At January 31, 1998, working capital was $145.9 million, as compared to $137.8 million at October 31, 1997.

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

THREE MONTHS ENDED JANUARY 31, 1998 VS. THREE MONTHS ENDED JANUARY 31, 1997

     Revenues and other income (hereafter called revenues) for the first three months of 1998 were $358.7 million compared to $291.6 million in 1997, a 23% increase over the same quarter of the prior year. Much of this growth was attributable to acquisitions during 1997 as well as new business and price increases. For the quarter ended January 31, 1998, the increase in revenues relating to acquisitions made during 1997 was approximately $43.9 million on a total revenue increase of $67.1 million.

     As a result, net income for the first quarter of 1998 was $5.7 million an increase of 18%, compared to the net income of $4.8 million for the first quarter of 1997. Diluted net income per common share rose 14% to 25 cents for the first quarter of 1998 compared to 22 cents for the same period in 1997. The increase in diluted net income per share was not proportional to the increase in net income due to the increased average number of common and common equivalent shares outstanding. As a percentage of revenues, operating expenses and cost of goods sold were 87.1% for the first quarter of 1998, compared to 86.7% in 1997. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) of 12.9% in the first quarter of 1998 was lower than the gross profit of 13.3% for the first quarter of 1997. The gross profit percentage declined mostly due to higher labor and related costs. These costs could not be recovered through price increases because of stiff competition in the market place faced by most of the Company's Divisions.

     Selling, general and administrative expenses for the first three months of 1998 were $35.6 million compared to $29.9 million for the corresponding three months of 1997. As a percentage of revenues, selling, general and administrative expenses decreased slightly, from 10.3% for the three months ended January 31, 1997, to 9.9% for the same period in 1998, primarily as a result of certain fixed and variable costs not increasing at the same rate as sales. The increase in the dollar amount, of selling, general and administrative expenses, $5.7 million, for the three months ended January 31, 1998, compared to the same period in 1997, is primarily due to expenses related to growth and to a somewhat lesser extent expenses associated with acquisitions.

     Interest expense was $823,000 for the first three months of 1998 compared to $599,000 for the same period in 1997, an increase of $224,000. This increase was primarily due to higher weighted average borrowings during the first quarter of 1998 which were needed to fund acquisitions and working capital.

     The pre-tax income for the first quarter of 1998 was $9,803,000 compared to $8,345,000, an increase of 17% over the same quarter of 1997. The growth in pre-tax income did not keep pace with revenue growth for the current quarter of 1998 due to lower gross profit.

     The estimated effective income tax rate for the first three months of 1998 was 41.5%, compared to 42.0% in the first three months of 1997. The lower tax rate was due for the most part to an increase in various federal and state tax credits.

     The results of operations from the Company's three industry segments and its nine operating Divisions for the three months ended January 31, 1998, as compared to the three months ended January 31, 1997, are more fully described below:

     The Janitorial Divisions segment, which includes the operating Divisions of American Building Maintenance (also known as ABM Janitorial Services) and Easterday Janitorial Supply, reported revenues for the first quarter of 1998 of $213.2 million, an increase of approximately $47.7 million, or 29% over the first quarter of 1997. This segment's operating profits (revenue minus expenses, excluding interest and corporate allocations) increased by 31% over the comparable quarter of 1997. This is the Company's largest segment and accounted for approximately 60% of the Company's total revenues for the current quarter. AMERICAN BUILDING MAINTENANCE'S revenues increased by 29% during the first quarter of 1998 as compared to the same quarter of 1997 as a result of several acquisitions made during the latter half of 1997, particularly in New York. Revenue grew in all regions except for Canada, Golden Gate, and Mid-Pacific. This Division's operating profits increased 31% when compared to the same period last year. The increase in operating profits is principally due to increased sales with reductions in insurance and administrative expenses relative to revenues. EASTERDAY JANITORIAL SUPPLY'S 1998 first quarter revenue increased by approximately 16% compared to the same quarter in 1997 generally due to strong sales in the Los Angeles and Houston markets. The increase of 15% in operating profits was achieved because of higher sales, but at a slightly lower gross profit percentage, mostly related to increased insurance.

     Revenues of the Public Service Divisions segment, which includes American Commercial Security Services (also known as "ACSS" and "ABM Security Services"), Ampco System Parking, and ABM Facility Services, for the first quarter of 1998 were approximately $61.8 million, a 6% increase over the same quarter of 1997. Public Service Divisions accounted for approximately 17% of the Company's revenues. The operating profits of this segment increased 17% in the first quarter of 1998 as both Ampco System Parking and American Commercial Security Services reported increased profits when compared to the prior year quarter. AMERICAN COMMERCIAL SECURITY SERVICES reported a decrease in revenues of 3%, but its profits were up by 17% in the first quarter of 1998 compared to the same period of 1997. The revenue decline was largely due to loss of a several large customers in the San Francisco Bay area and in San Antonio, Texas. The increase in operating profit was primarily due to a reduction in insurance charges and management reorganization in California. AMPCO SYSTEM PARKING Division's revenues increased by 13%, while its profits increased 32% during the first quarter of 1998 compared to the first quarter of 1997. The increase in revenues was mostly due to growth in its national airport business, as well as the Northeast and Texas regions. The operating profit increase was due for the most part to higher profit margins as a result of containment of management and overhead costs, decreased legal and insurance costs and increased sales. This segment now includes the Company's new Division, ABM FACILITY SERVICES. The Company has responded to customer requests to provide services from two or more of its Divisions (the ABM Family of Services) under one management. Because this Division is new and depends primarily on management fees for its income, start up costs exceeded revenues during the current quarter. Revenue generated by this Division is generally reported by the respective Division providing services. Management does not expect this Division to be profitable during the current year, although management expects sales from other Divisions under the auspices of this Division to be profitable.

The Company's Technical Divisions segment includes ABM Engineering Services (also known as Amtech Engineering Services), Amtech Elevator Services, Amtech Lighting Services and CommAir Mechanical Services. This segment reported revenues of $83.6 million, which represent approximately 23% of the Company's revenues for the first quarter of 1998. This represents an increase of approximately 23% over the same quarter of last year due to increases in revenues reported by all its Divisions. Operating profit of this segment increased 11% compared to the first quarter of 1997 due to increases in operating profits of its Elevator and Engineering Divisions, offset by decreases in its CommAir Mechanical and Lighting Divisions. ABM ENGINEERING SERVICES' revenues increased by 48% and its operating profits increased 11% for the first quarter of 1998 compared to the same period in 1997. The large revenue increase was due primarily to an acquisition in New York in August 1997. The smaller percentage increase in operating profits resulted from a combination of lower gross profit on fixed price contracts, increased insurance costs, and an increase in selling, general and administrative costs. Revenues for AMTECH ELEVATOR SERVICES were up by 14% for the first quarter of 1998 over the same quarter of 1997 largely due to an increased customer base in the maintenance and repair sector. The Division posted a dramatic 47% increase in operating profit for the first quarter compared to the corresponding quarter of 1997. This increase can be attributed primarily to a reduction of insurance costs and lower general and administrative expenses as a percent of sales. AMTECH LIGHTING SERVICES Division reported a 8% revenue increase due to increased sales in most regions. Operating profits decreased by 6% during the first quarter of 1998 compared to the same quarter of the prior year primarily due to increases in selling and administrative expenses. COMMAIR MECHANICAL SERVICES Division's revenues increased by 17% resulting primarily from an acquisition in Southern California during the second quarter of 1997. Operating profits for the first quarter of 1998 decreased by 6% from the prior year first quarter as a result of an increase in selling, general and administrative expenses proportionately greater than the increase in revenues.

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


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit 27.1 - Financial Data Schedule.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended January 31, 1998.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ABM Industries Incorporated


March 16, 1998                   /s/ David H. Hebble
                         ------------------------------------
                              Vice President, Principal
                                  Financial Officer