Form 10-Q
period 1998-04-30
ABM INDUSTRIES INC /DE/
filed 1998-06-12
CIK 771497

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                                     FORM 10 Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---                             EXCHANGE ACT OF 1934

             For the quarterly period ended     APRIL 30, 1998
                                            ---------------------

                                         OR

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---                             EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------

                          Commission file Number   1-8929
                                                 ----------

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


          160 PACIFIC AVENUE SUITE 222, SAN FRANCISCO, CALIFORNIA 94111
-------------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (415) 733-4000
                                                      ----------------

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Number of shares of Common Stock outstanding as of April 30, 1998: 21,167,530

                            ABM INDUSTRIES INCORPORATED
                                     FORM 10-Q
              FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1998
                                 TABLE OF CONTENTS

PART I                                                                      PAGE
------                                                                      ----

Item 1    Consolidated Financial Statements.................................  2
            Notes to the Consolidated Financial Statements..................  7
Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  9

PART II
-------

Item 6    Exhibits and Reports on Form 8-K.................................. 18


PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        (in thousands except share amounts)

-------------------------------------------------------------------------------
                                                   OCTOBER 31,     APRIL 30,
ASSETS:                                               1997           1998
-------------------------------------------------------------------------------
                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                        $  1,783       $  1,750
   Accounts receivable, net                          234,464        240,168
   Inventories                                        21,197         22,285
   Deferred income taxes                              10,968          9,458
   Prepaid expenses and other current assets          26,005         29,467
-------------------------------------------------------------------------------
      Total current assets                           294,417        303,128
-------------------------------------------------------------------------------

INVESTMENTS AND LONG-TERM RECEIVABLES                 12,900         13,281

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land and buildings                                  4,684          4,746
   Transportation equipment                           11,211         11,609
   Machinery and other equipment                      46,147         48,060
   Leasehold improvements                             10,476         11,436
-------------------------------------------------------------------------------
                                                      72,518         75,851
Less accumulated depreciation and amortization        45,934         49,297
-------------------------------------------------------------------------------
Property, plant and equipment, net                    26,584         26,554
-------------------------------------------------------------------------------

INTANGIBLE ASSETS - NET                              100,313        100,512
DEFERRED INCOME TAXES                                 25,426         28,492
OTHER ASSETS                                           7,512          7,101
-------------------------------------------------------------------------------

                                                    $467,152       $479,068
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------




                                                                    (Continued)

              ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                  (in thousands except share amounts)

-------------------------------------------------------------------------------
                                                    OCTOBER 31,    APRIL 30,
LIABILITIES AND STOCKHOLDERS' EQUITY:                  1997           1998
-------------------------------------------------------------------------------
                                                                   (Unaudited)
CURRENT LIABILITIES:
   Current  portion of long-term debt..............  $  1,393     $  1,492
   Bank overdraft .................................    12,975       19,660
   Trade accounts payable..........................    34,555       29,710
   Income taxes payable ...........................     4,265        2,681
   Accrued Liabilities:
      Compensation.................................    35,965       36,772
      Taxes - other than income....................    12,609       13,770
      Insurance claims.............................    25,479       25,210
      Other........................................    29,419       27,062
------------------------------------------------------------------------------
         Total current liabilities.................   156,660      156,357
Long-Term Debt (less current portion)..............    38,402       33,725
Retirement plans...................................    13,413       14,950
Insurance claims...................................    54,464       54,441
------------------------------------------------------------------------------
         Total Liabilities.........................   262,939      259,473
------------------------------------------------------------------------------

SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
   PREFERRED STOCK.................................     6,400        6,400

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000
   shares authorized;  none issued.................      _            _
 Common stock, $.01 par value, 28,000,000 shares
   authorized; 20,464,000 and 21,168,000 shares
   issued and outstanding at October 31, 1997
   and April 30, 1998, respectively................       205          254
 Additional capital................................    63,416       71,201
 Retained earnings.................................   134,192      141,740
-------------------------------------------------------------------------------
         Total stockholders' equity................   197,813      213,195
-------------------------------------------------------------------------------
                                                     $467,152     $479,068
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

                                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                     (In thousands except per share amounts)

---------------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           APRIL 30                      APRIL 30
                                                      1997           1998           1997           1998
---------------------------------------------------------------------------------------------------------

REVENUES AND OTHER INCOME........................  $ 294,309      $ 369,034      $ 585,947      $ 727,781

EXPENSES:
   Operating Expenses and Cost of Goods Sold.....    253,255        320,528        506,006        633,022
   Selling, General and Administrative...........     30,427         35,344         60,370         70,971
   Interest......................................        542          1,016          1,141          1,839
---------------------------------------------------------------------------------------------------------
      Total Expenses.............................    284,224        356,888        567,517        705,832
---------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES.......................     10,085         12,146         18,430         21,949

INCOME TAXES.....................................      4,236          5,041          7,741          9,109

---------------------------------------------------------------------------------------------------------
NET INCOME.......................................  $   5,849      $   7,105      $  10,689      $  12,840
---------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE
   Basic.........................................     $ 0.28      $    0.33      $    0.52      $    0.60
   Diluted.......................................     $ 0.26      $    0.30      $    0.48      $    0.55

AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic.........................................     20,064         20,996         19,985         20,818
   Diluted.......................................     21,598         23,230         21,507         23,056

DIVIDENDS PER COMMON SHARE.......................  $    0.10         $ 0.12      $    0.20      $    0.24

                 ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1998
                                 (In thousands)

                                                      1997           1998
                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                    $ 583,433      $ 717,976
   Other operating cash receipts                         748            582
   Interest received                                     309            352
   Cash paid to suppliers and employees             (554,098)      (699,748)
   Interest paid                                      (1,337)        (1,626)
   Income taxes paid                                 (10,222)       (12,249)
                                                   ---------      ---------
   Net cash provided by operating activities          18,833          5,287
                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment         (5,102)        (6,371)
   Proceeds from sale of assets                          219          1,255
   Decrease (increase) in investments and
      long-term receivable
                                                         188           (381)
   Intangible assets acquired                         (4,410)        (3,124)
                                                   ---------      ---------
   Net cash used in investing activities              (9,105)        (8,621)
                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued                                 4,106          6,486
   Dividends paid                                     (4,266)        (5,292)
   Increase (decrease) in cash overdraft               3,269          6,685
   Increase (decrease) in notes payable                  482             99
   Long-term borrowings                               23,662         52,126
   Repayments of long-term borrowings                (37,050)       (56,803)
                                                   ---------      ---------
   Net cash (used in) provided by financing
      activities                                      (9,797)         3,301
                                                   ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS
                                                         (69)           (33)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD          1,567          1,783
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS END OF PERIOD              $ 1,498        $ 1,750
                                                   ---------      ---------
                                                   ---------      ---------


                                                                    (Continued)

                 ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1998
                                 (In thousands)

                                                      1997           1998
                                                   ---------      ---------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

Net Income                                          $ 10,689       $ 12,840

Adjustments:
   Depreciation and amortization                       7,614          9,527
   Provision for bad debts                               880          1,508
   Gain on sale of assets                                (13)          (108)
   Deferred income taxes                              (2,610)        (1,556)
   Decrease (increase) in accounts receivable         (5,040)        (7,212)
   Increase in inventories                            (3,306)        (1,088)
   Increase in prepaid expenses and other
      current assets                                  (2,019)        (3,462)
   Decrease in other assets                              402            411
   Increase in income taxes payable                      129         (1,584)
   Increase in retirement plans accrual                2,288          1,537
   Increase (decrease) in insurance claims
      liability
                                                       3,817           (292)
   Increase in accounts payable and
      other accrued liabilities
                                                       6,002         (5,234)
                                                   ---------      ---------
Total Adjustments to net income                        8,144         (7,553)
                                                   ---------      ---------

Net Cash Provided by Operating Activities           $ 18,833        $ 5,287
                                                   ---------      ---------
                                                   ---------      ---------


The accompanying notes are an integral part of the consolidated financial statements.

                          ABM INDUSTRIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   GENERAL

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly the Company's financial position as of April 30, 1998, and the results of operations and cash flows for the six months then ended. These adjustments are of a normal, recurring nature.

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


                                  Six months Ended    Six months Ended
                                   April 30, 1997      April 30, 1998
                                  ----------------    ----------------
Net Income                          $ 10,689,000        $ 12,840,000
Preferred Stock Dividends               (256,000)           (256,000)
                                    ------------        ------------
                                    $ 10,433,000        $ 12,584,000
                                    ------------        ------------
                                    ------------        ------------

Common shares outstanding - basic     19,985,000          20,818,000

Effect of dilutive securities:
     Stock options                     1,174,000           2,039,000
     Other                               348,000             199,000
                                    ------------        ------------

Common shares outstanding - diluted   21,507,000          23,056,000
                                    ------------        ------------
                                    ------------        ------------



                                  Three months Ended  Three months Ended
                                    April 30, 1997      April 30, 1998
                                  ------------------  ------------------
Net Income                           $ 5,849,000         $ 7,105,000
Preferred Stock Dividends               (128,000)           (128,000)
                                     -----------         -----------
                                     $ 5,721,000         $ 6,977,000
                                     -----------         -----------
                                     -----------         -----------

Common shares outstanding - basic     20,412,000          20,996,000

Effect of dilutive securities:
    Stock options                      1,186,000           2,035,000
    Other                                348,000             199,000
                                     -----------         -----------

Common shares outstanding - diluted   21,598,000          23,030,000
                                     -----------         -----------
                                     -----------         -----------


     In March 1998, the Company's Board of Directors adopted a stockholder rights plan to replace an existing rights plan that expired on April 22, 1998. The new plan provides for a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock, distributed to stockholders of record on April 22, 1998. The Rights will be exercisable only if a person or group acquires 20% or more of the Company's common stock (an "Acquiring Person") or announces a tender offer for 20% or more of the common stock. Each Right will entitle stockholders to buy one-thousandth of a share of newly created Participating Preferred Stock, par value $.01 per share, of the Company at an initial exercise price of $175 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase at the exercise price common stock (or, in certain circumstances, Participating Preferred Stock) of the Company having a market value at that time of twice the Right's exercise price.
These Rightsholders would also be entitled to purchase an equivalent number of shares at the exercise price if the Acquiring Person were to control the Company's Board of Directors and cause the Company to enter into certain mergers or other transactions. In addition, if an Acquiring Person acquired between 20% and 50% of the Company's voting stock, the Company's Board of Directors may, at its option, exchange one share of the Company's common stock for each Right held (other than Rights held by the Acquiring Person). Rights held by the Acquiring Person will become void. The Rights Plan excludes from its operation Theodore Rosenberg and Sydney J. Rosenberg, and certain related persons, and, as a result, their holdings will not cause the Rights to become exercisable or nonredeemable or trigger the other features of the Rights. The Rights will expire on April 22, 2008, unless earlier redeemed by the Board at $0.01 per Right.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks. This agreement had a $125 million line of credit expiring July 1, 2002. Effective November 1, 1997, the agreement was amended to increase the amount available to $150 million. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%. As of April 30, 1998, the total amount outstanding was approximately $101.0 million, which was comprised of loans in the amount of $30.0 million and standby letters of credit of $71.0 million. This agreement requires the Company to meet certain financial ratios and places some limitations on dividend payments and outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year. In February 1996, the Company entered into a loan agreement with a major U.S. bank which provides a seven-year term loan of $5 million. This loan bears interest at a fixed rate of 6.78 % with annual payments of principal in varying amounts, and interest due February 15, 1997 through February 15, 2003. The Company's effective interest rate for all long term debt for the six months ended April 30, 1998 was 6.99%.

At April 30, 1998, working capital was $146.8 million, as compared to $137.8 million at October 31, 1997.

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

YEAR 2000 ISSUE

     The Company has identified the accounting software it uses which is not year 2000 compliant, and has begun its effort to coordinate the identification, evaluation, and implementation of changes to its computer systems and applications necessary to achieve year 2000 compliance. A study is underway to determine the other areas of the Company's business that could be affected, including the possible impact of the failure of the Company's customers and suppliers to be year 2000 compliant. The total cost of compliance and its effect on the Company's financial condition and future results of operations have not been determined.

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

THREE MONTHS ENDED APRIL 30, 1998 VS. THREE MONTHS ENDED APRIL 30, 1997

     Revenues and other income (hereafter called revenues) for the first three months of 1998 were $369.0 million compared to $294.3 million in

1997, a 25% increase over the same quarter of the prior year. Much of this growth was attributable to acquisitions during 1997 as well as new business and price increases. For the quarter ended April 30, 1998, the increase in revenues relating to acquisitions made during 1997 was approximately $42.5 million, or 57% of the total revenue increase of $74.7 million.

     As a percentage of revenues, operating expenses and cost of goods sold were 86.9% for the second quarter of 1998, compared to 86.1% in 1997. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) of 13.1% in the second quarter of 1998 was lower than the gross profit of 13.9% for the second quarter of 1997. The gross profit percentage declined mostly due to higher labor and related costs. The Company expects these costs to be gradually recovered through price increases.

     Selling, general and administrative expenses for the second quarter of 1998 were $35.3 million compared to $30.4 million for the corresponding three months of 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 10.3% for the three months ended April 30, 1997, to 9.6% for the same period in 1998, primarily as a result of certain fixed and variable costs not increasing at the same rate as sales. The $4.9 million increase in selling, general and administrative expenses for the three months ended April 30, 1998, compared to the same period in 1997, is primarily due to expenses related to growth, the move of corporate offices, and expenses associated with acquisitions.

     Interest expense was $1,016,000 for the second quarter of 1998 compared to $542,000 for the same period in 1997, an increase of $474,000. This increase was primarily due to higher weighted average borrowings during the second quarter of 1998, which were needed to fund acquisitions and working capital.

     The pre-tax income for the second quarter of 1998 was $12,146,000 compared to $10,085,000, an increase of 20% over the same quarter of 1997. The growth in pre-tax income did not keep pace with revenue growth for the current quarter of 1998 due to lower gross profit.

     The estimated effective income tax rate for the second quarter of 1998 was 41.5%, compared to 42% in the second quarter of 1997. The lower tax rate was for the most part attributed to an increase in various federal and state tax credits.

     As a result, net income for the second quarter of 1998 was $7.1 million an increase of 21%, compared to the net income of $5.8 million for the second quarter of 1997. Diluted net income per common share rose 15% to 30 cents for the second quarter of 1998 compared to 26 cents for the same period in 1997. The increase in diluted net income per share was not proportional to the increase in net income due to an 8% increase in diluted shares outstanding.

     The results of operations from the Company's three industry segments and its nine operating Divisions for the three months ended April 30, 1998, as compared to the three months ended April 30, 1997, are more fully described below:

     The Janitorial Divisions segment, which includes American Building Maintenance (also known as ABM Janitorial Services) and Easterday Janitorial Supply, reported revenues for the second quarter of 1998 of $217.5 million, an increase of approximately $52.7 million, or 32% over the second quarter of 1997. This segment's operating profits (revenue minus expenses, excluding interest and corporate allocations) increased by 21% over the comparable quarter of 1997. This is the Company's largest segment and accounted for approximately 59% of the Company's total revenues for the current quarter. AMERICAN BUILDING MAINTENANCE revenues increased by 32% during the second quarter of 1998 as compared to the same quarter of 1997 as a result of several acquisitions made during the latter half of 1997, particularly in New York. This Division's operating profits increased 21% when compared to the same period last year. The increase in operating profits is principally due to increased sales. Operating profit increased at a slower rate than revenues due primarily to higher labor costs that resulted in lower margins on accounts acquired through recent acquisitions. EASTERDAY JANITORIAL SUPPLY'S 1998 second quarter revenue increased by approximately 19% compared to the same quarter in 1997 generally due to strong sales in the Los Angeles, Portland, and Houston markets. The increase of 3% in operating profits was achieved because of higher sales, but at a lower gross profit percentage, mostly related to an increase in the cost of materials sold.

     Revenues of the Public Service Divisions segment, which includes American Commercial Security Services (also known as "ACSS" and "ABM Security Services"), Ampco System Parking, and ABM Facility Services, for the second quarter of 1998 were approximately $64.7 million, an 11% increase over the same quarter of 1997. Public Service Divisions accounted for approximately 18% of the Company's revenues for the quarter. The operating profits of this segment increased 10% in the second quarter of 1998 as both Ampco System Parking and American Commercial Security Services reported increased profits when compared to the prior year quarter. AMERICAN COMMERCIAL SECURITY SERVICES reported a decrease in revenues of 1%, but its operating profits were up by 18% in the second quarter of 1998 compared to the same period of 1997. The revenue decline was largely due to loss of a several large customers in the San Francisco Bay area and in Minneapolis, Minnesota. The increase in operating profit was primarily due to a reduction in insurance charges and slightly lower labor costs. AMPCO SYSTEM PARKING revenues increased by 17%, while its operating profits increased 18% during the second quarter of 1998 compared to the second quarter of 1997. The increase in revenues was mostly due to growth in its national airport business, as well as in Texas. The operating profit increase was due for the most part to the sales increase with slightly higher profit margins as a result of decreased legal and insurance costs. The Company's new Division, ABM FACILITY SERVICES, was established as a result of customer requests to provide services from two or more of its Divisions (the ABM Family of Services) under one management. Because this Division is new and depends primarily on management fees for its income, start up costs exceeded revenues during the current quarter. Revenue generated by this Division is generally reported by the respective Division providing services.
 Management does not expect this Division to be profitable during the current year, although management expects sales made by other Divisions under the auspices of this Division to be profitable.

The Company's Technical Divisions segment includes ABM Engineering Services, Amtech Elevator Services, Amtech Lighting Services and CommAir Mechanical Services. This segment reported revenues of $86.7 million, which represents approximately 23% of the Company's revenues for the second quarter of 1998. Revenues increased approximately 22% over the same quarter of last year due to increases in revenues reported by all its Divisions. Operating profit of this segment increased 6% compared to the second quarter of 1997 due to increases in operating profits of its Elevator and Lighting Divisions, offset by decreases in its CommAir Mechanical and Engineering Divisions. ABM ENGINEERING SERVICES' revenues increased by 60% and its operating profits decreased 1% for the second quarter of 1998 compared to the same period in 1997. The large revenue increase was due primarily to an acquisition in New York in August 1997. The small percentage decrease in operating profits is due to lower gross profits on existing jobs due to increased insurance costs and pressure from competition to reduce fees, and lower margins on contracts purchased through the New York acquisition. Revenues for AMTECH ELEVATOR SERVICES were up by 5% for the second quarter of 1998 over the same quarter of 1997 largely due to an increased customer base in the maintenance and repair sector. The Division posted a dramatic 40% increase in operating profit for the second quarter compared to the corresponding quarter of 1997. This increase can be attributed primarily to higher profit margin on service contracts, as well as a reduction in insurance costs. AMTECH LIGHTING SERVICES reported a 6% revenue increase and operating profits increased by 4% during the second quarter of 1998 compared to the same quarter of the prior year. The lower percentage increase in operating profit was primarily due to increases in selling and administrative expenses. COMMAIR MECHANICAL SERVICES revenues increased by 14%, resulting primarily from an acquisition in Southern California during the second quarter of 1997. Operating profits for the second quarter of 1998 decreased by 41% from the prior year second quarter as a result of lower profit margins on several large projects, and weaker service revenues due to unseasonably cool and wet weather in California. The increase in selling, general and administrative expenses was also proportionately greater than the increase in revenues.

SIX MONTHS ENDED APRIL 30, 1998 VS. SIX MONTHS ENDED APRIL 30, 1997

     Revenues and other income for the first six months of 1998 were $727.8 million compared to $585.9 million in 1997, a 24% increase over the same period of the prior year. Much of this growth was attributable to acquisitions during 1997 as well as new business and price increases. For the six months ended April 30, 1998, the increase in revenues relating to acquisitions made during 1997 was approximately $86.5 million or 60% of the total revenue increase of $141.8 million.

     As a percentage of revenues, operating expenses and cost of goods sold were 87.0% for the first half of 1998, compared to 86.4% in 1997. Consequently, as a percentage of revenues, the Company's gross profit of 13.0% in the first six months of 1998 was lower than the gross profit of 13.6% for the first six months of 1997. The gross profit percentage declined mostly due to higher labor and related costs. The Company expects these costs to be gradually recovered through price increases.

     Selling, general and administrative expenses for the first six months of 1998 were $71.0 million compared to $60.4 million for the corresponding six months of 1997. As a percentage of revenues, selling, general and administrative expenses decreased slightly, from 10.3% for the six months ended April 30, 1997, to 9.8% for the same period in 1998, primarily as a result of certain fixed and variable costs not increasing at the same rate as sales. The increase in the dollar amount, of selling, general and administrative expenses, $10.6 million, for the six months ended April 30, 1998, compared to the same period in 1997, is primarily due to expenses related to growth and to a somewhat lesser extent expenses associated with acquisitions.

     Interest expense was $1,839,000 for the first six months of 1998 compared to $1,141,000 for the same period in 1997, an increase of $698,000. This increase was primarily due to higher weighted average borrowings during the first six months of 1998, which were needed to fund acquisitions and working capital.

     The pre-tax income for the first six months of 1998 was $21.9 million compared to $18.4 million, an increase of 19% over the same period in 1997. The growth in pre-tax income did not keep pace with revenue growth for the first half of 1998 due to lower gross profit.

     The estimated effective income tax rate for the first six months of 1998 was 41.5%, compared to 42.0% in the first six months of 1997. The lower tax rate was due for the most part to an increase in various federal and state tax credits.

     As a result, net income for the first six months of 1998 was $12.8 million an increase of 20%, compared to the net income of $10.7 million for the same period of 1997. Diluted net income per common share rose 15% to 55 cents for the first six months of 1998 compared to 48 cents for the same period in 1997. The increase in diluted net income per share was not proportional to the increase in net income due to the increased average number of common and common equivalent shares outstanding.

     The results of operations from the Company's three industry segments and its nine operating Divisions for the six months ended April 30, 1998, as compared to the six months ended April 30, 1997, are more fully described below:

     The Janitorial Divisions segment, which includes the operating Divisions of American Building Maintenance (also known as ABM Janitorial Services) and Easterday Janitorial Supply, reported revenues for the first six months of 1998 of $430.6 million, an increase of approximately $100.2 million, or 30% over the same period of 1997. This segment's operating profits increased by 25% over the comparable period of 1997. This is the Company's largest segment and accounted for approximately 59% of the Company's total revenues for the current six months. AMERICAN BUILDING MAINTENANCE'S revenues increased by 31% during the first six months of 1998, as compared to the same period of 1997, as a result of several acquisitions made during the latter half of 1997, particularly in the Midwest and New York. This Division's operating profits increased 26% when compared to the same period last year. Operating profit increased at a slower rate than revenues due primarily to lower margin percentages on accounts purchased through recent acquisitions. EASTERDAY JANITORIAL SUPPLY'S 1998 first six months revenue increased by approximately 17% compared to the same period in 1997 generally due to strong sales in the Los Angeles and Houston markets. The increase of 9% in operating profits was achieved because of higher sales, but at a lower gross profit percentage, mostly related to increased insurance costs.

     Revenues of the Public Service Divisions segment, which includes American Commercial Security Services (also known as "ACSS" and "ABM Security Services"), Ampco System Parking, and ABM Facility Services, for the first six months of 1998 were approximately $126.4 million, a 8% increase over the same period of 1997. Public Service Divisions accounted for approximately 17% of the Company's revenues. The operating profits of this segment increased 13% in the first six months of 1998 as both Ampco System Parking and American Commercial Security Services reported increased profits when compared to the prior year period. AMERICAN COMMERCIAL SECURITY SERVICES reported a decrease in revenues of 2%, but its profits were up by 17% in the first six months of 1998 compared to the same period of 1997. The revenue decline was largely due to loss of a several large customers in the San Francisco Bay Area and in Minneapolis, Minnesota. The increase in operating profit was primarily due to a reduction in insurance charges. Price increases compensated for higher wages driven by low unemployment levels in this division's major markets. AMPCO SYSTEM PARKING Division's revenues increased by 15%, while its profits increased 24% during the first six months of 1998 compared to the first six months of 1997. The increase in revenues was mostly due to growth in its national airport business, as well as the Texas region. The operating profit increase was due for the most part to higher profit margins as a result of containment of management and overhead costs, decreased legal and insurance costs and increased sales. As reported in the first quarter, this segment now includes the Company's new Division, ABM FACILITY SERVICES. The Company has responded to customer requests to provide services from two or more of its Divisions (the ABM Family of Services) under one management. Because this Division is new and depends primarily on management fees for its income, start up costs exceeded revenues during the first six months. The respective Division providing services generally reports revenue generated by this Division. Management does not expect this Division to be profitable during the current year, although management expects sales made by other Divisions under the auspices of this Division to be profitable.

The Company's Technical Divisions segment includes ABM Engineering Services (also known as Amtech Engineering Services), Amtech Elevator Services, Amtech Lighting Services and CommAir Mechanical Services. This segment reported revenues of $170.3 million, which represent approximately 24% of the Company's revenues for the first six months of 1998. This represents an increase of approximately 23% over the same quarter of last year due to increases in revenues reported by all its Divisions. Operating profit of this segment increased 8% compared to the first six months of 1997 due to increases in operating profits of its Elevator and Engineering Divisions, offset by decreases in its CommAir Mechanical and Lighting Divisions. ABM ENGINEERING SERVICES' revenues increased by 54% and its operating profits increased 4% for the first six months of 1998 compared to the same period in 1997. The large revenue increase was due primarily to an acquisition in New York in August 1997. The small percentage decrease in operating profits is due to lower gross profits on existing jobs due to increased insurance costs and pressure from competition to reduce fees, and lower margins on contracts purchased through the New York acquisition. Revenues for AMTECH ELEVATOR SERVICES were up by 9% for the first six months of 1998 over the same period of 1997 largely due to an increased customer base in the maintenance and repair sector. The Division posted a 43% increase in operating profit for the first six months compared to the corresponding period of 1997. This increase in profits can be attributed primarily to a higher profit margin on service contracts and reduction of insurance costs. AMTECH LIGHTING SERVICES reported a 7% revenue increase due to increased sales in most regions. Operating profits decreased by 1% during the first six months of 1998 compared to the same period of the prior year primarily due to increases in selling and administrative expenses due to one time expenses associated with a computer system upgrade and the relocation of the division's headquarters. COMMAIR MECHANICAL SERVICES revenues increased by 15%, resulting primarily from an acquisition in Southern California during the second quarter of 1997. Operating profits for the first six months of 1998 decreased by 31% from the prior year period as a result of an increase in selling, general and administrative expenses, unseasonably mild weather, and a decline in the operating profit for the Los Angeles branch.

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

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Stockholders.

     a) The Annual Meeting of Stockholders was held on March 17, 1998.

     b) The following directors nominated by management were elected by a vote of stockholders: Luke S. Helms, Henry L. Kotkins, Jr., and William E. Walsh.

The following directors remained in office: Maryellen B. Cattani, Esq., John F. Egan, Charles T. Horngren, Linda Chavez, Martinn H. Mandles, Theodore Rosenberg and William W. Steele.


     c) Proposal 1 - Election of Directors


                                        Against
                                          or                      Broker
Nominee:                    For        Withheld      Abstentions  Nonvotes
Luke S. Helms            17,111,584      25,663            0         0
Henry L. Kotkins, Jr.    17,113,364      23,883            0         0
William E. Walsh         17,097,460      39,787            0         0


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit 27.1 - Financial Data Schedule
          Exhibit 27.2 - Financial Data Schedule
          Exhibit 27.3 - Financial Data Schedule

     (b) Reports on Form 8-K: ABM Industries Incorporated filed a Current Report on Form 8-K, dated March 17, 1998, relating to the approval by the board of directors of a replacement stockholders rights plan, and the declaration of a dividend of one right for each share of common stock outstanding at the close of business on April 22, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ABM Industries Incorporated


June 12, 1998                               /s/ David H. Hebble
--------------                      ------------------------------------
                                          Vice President, Principal
                                             Financial Officer