Form 10-Q
period 1998-07-31
ABM INDUSTRIES INC /DE/
filed 1998-09-14
CIK 771497

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                                     FORM 10 Q

(Mark One)
 X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---                             EXCHANGE ACT OF 1934

                   For the quarterly period ended     JULY 31, 1998

                                         OR

___       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
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

Number of shares of Common Stock outstanding as of July 31, 1998: 21,382,393

                            ABM INDUSTRIES INCORPORATED
                                     FORM 10-Q
              FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 1998
                                 TABLE OF CONTENTS

PART I                                                                     PAGE
------                                                                     ----
Item 1    Consolidated Financial Statements  . . . . . . . . . . . . . . . . 2
           Notes to the Consolidated Financial Statements  . . . . . . . . . 7
Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . . . 9

PART II

Item 5    Other Information  . . . . . . . . . . . . . . . . . . . . . . .  18
Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  18

PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        (in thousands except share amounts)

-------------------------------------------------------------------------------
                                                 OCTOBER 31,      JULY 31,
 ASSETS:                                             1997           1998
-------------------------------------------------------------------------------
                                                                (Unaudited)
 CURRENT ASSETS:
    Cash and cash equivalents                        $1,783          $1,815
    Accounts receivable, net                        234,464         255,723
    Inventories                                      21,197          22,320
    Deferred income taxes                            10,968           9,368
    Prepaid expenses and other current assets        26,005          29,620
-------------------------------------------------------------------------------
       Total current assets                         294,417         318,846
-------------------------------------------------------------------------------
 INVESTMENTS AND LONG-TERM RECEIVABLES               12,900          12,890

 PROPERTY, PLANT AND EQUIPMENT, AT COST:
    Land and buildings                                4,684           4,753
    Transportation equipment                         11,211          11,931
    Machinery and other equipment                    46,147          49,956
    Leasehold improvements                           10,476          11,828
-------------------------------------------------------------------------------
                                                     72,518          78,468
 Less accumulated depreciation and amortization      45,934          51,800
-------------------------------------------------------------------------------
 Property, plant and equipment, net                  26,584          26,668
-------------------------------------------------------------------------------
 INTANGIBLE ASSETS - NET                            100,313         102,227
 DEFERRED INCOME TAXES                               25,426          28,305
 OTHER ASSETS                                         7,512           6,988
-------------------------------------------------------------------------------
                                                   $467,152        $495,924
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



                                                                    (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     (in thousands except share amounts)

-------------------------------------------------------------------------------
                                                  OCTOBER 31,      JULY 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY:                1997           1998
-------------------------------------------------------------------------------
                                                                 (Unaudited)
CURRENT LIABILITIES:
    Current  portion of long-term debt                 $1,393         $1,538
    Bank overdraft                                     12,975         14,870
    Trade accounts payable                             34,555         31,256
    Income taxes payable                                4,265          5,388
    Accrued Liabilities:
       Compensation                                    35,965         37,129
       Taxes - other than income                       12,609         14,529
       Insurance claims                                25,479         25,158
       Other                                           29,419         28,207
-------------------------------------------------------------------------------
          Total current liabilities                   156,660        158,075
 Long-Term Debt (less current portion)                 38,402         37,710
 Retirement plans                                      13,413         15,537
 Insurance claims                                      54,464         54,349
-------------------------------------------------------------------------------
          Total Liabilities                           262,939        265,671
-------------------------------------------------------------------------------

SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
     PREFERRED STOCK                                    6,400          6,400

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 500,000                 _              _
    shares authorized;  none issued
  Common stock, $.01 par value, 28,000,000 shares
    authorized; 20,464,000 and 21,382,000 shares
    issued and outstanding at October 31, 1997
    and July 31, 1998, respectively                       205            256
  Additional capital                                   63,416         75,027
  Retained earnings                                   134,192        148,570
-------------------------------------------------------------------------------
          Total stockholders' equity                  197,813        223,853
-------------------------------------------------------------------------------
                                                     $467,152       $495,924
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                    ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      (In thousands except per share amounts)

--------------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               JULY 31                        JULY 31
                                                        1997            1998           1997           1998
--------------------------------------------------------------------------------------------------------------
 REVENUES AND OTHER INCOME                        $   308,471     $   381,036    $   894,418   $   1,108,817

 EXPENSES:
    Operating Expenses and Cost of Goods Sold         264,738         328,744        770,744         961,766
    Selling, General and Administrative                30,168          35,198         90,538         106,169
    Interest                                              659             811          1,800           2,650
--------------------------------------------------------------------------------------------------------------
       Total Expenses                                 295,565         364,753        863,082       1,070,585
--------------------------------------------------------------------------------------------------------------

 INCOME BEFORE INCOME TAXES                            12,906          16,283         31,336          38,232

 INCOME TAXES                                           5,420           6,757         13,161          15,866
--------------------------------------------------------------------------------------------------------------
 NET INCOME                                       $     7,486     $     9,526    $    18,175   $      22,366
--------------------------------------------------------------------------------------------------------------

 NET INCOME PER COMMON SHARE
    Basic                                         $      0.37    $      0.44    $       0.89   $        1.05
    Diluted                                       $      0.34    $      0.40    $       0.82   $        0.95

 AVERAGE NUMBER OF SHARES OUTSTANDING
    Basic                                              20,210         21,304          20,060          20,980
    Diluted                                            21,858         23,237          21,624          23,116

 DIVIDENDS PER COMMON SHARE                       $      0.10    $      0.12    $       0.30   $        0.36

The accompanying notes are an integral part of the consolidated financial statements.
                                        4

               ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1998
                             (In thousands)

-------------------------------------------------------------------------------
                                                       1997            1998
-------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                    $ 881,230      $1,082,151
    Other operating cash receipts                       1,063             971
    Interest received                                     434             484
    Cash paid to suppliers and employees             (841,525)     (1,053,787)
    Interest paid                                      (1,935)         (2,559)
    Income taxes paid                                 (13,648)        (16,022)
-------------------------------------------------------------------------------
    Net cash provided by operating activities          25,619          11,238
-------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment         (8,699)         (8,235)
    Proceeds from sale of assets                          239             395
    Decrease in investments and
       long-term receivable                               330              10
    Intangible assets acquired                         (7,257)         (7,050)
-------------------------------------------------------------------------------
    Net cash used in investing activities             (15,387)        (14,880)
-------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued                                 6,360          10,314
    Dividends paid                                     (6,422)         (7,988)
    Increase (decrease) in cash overdraft              (1,152)           1,895
    Increase (decrease) in notes payable                  482             145
    Long-term borrowings                               64,662          80,172
    Repayments of long-term borrowings                (74,064)        (80,864)
-------------------------------------------------------------------------------
    Net cash (used in) provided by financing
       activities                                     (10,134)          3,674
-------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                            98              32
 CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD          1,567           1,783
-------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS END OF PERIOD            $   1,665      $    1,815
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                                                  (Continued)

              ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1998
                          (In thousands)

-------------------------------------------------------------------------------
                                                        1997          1998
-------------------------------------------------------------------------------
 RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

 Net Income                                         $  18,175      $  22,366

 Adjustments:
    Depreciation and amortization                      11,485         14,395
    Provision for bad debts                             1,442          2,177
    Gain on sale of assets                                (15)          (155)
    Deferred income taxes                                (848)        (1,279)
    Decrease (increase) in accounts receivable        (11,864)       (23,436)
    Increase in inventories                            (2,944)        (1,123)
    Increase in prepaid expenses and other
       current assets                                  (3,369)        (3,615)
    Decrease in other assets                            1,344            524
    Increase in income taxes payable                      361          1,123
    Increase in retirement plans accrual                2,813          2,124
    Increase (decrease) in insurance claims
       liability                                        4,218           (436)
    Increase in accounts payable and
       other accrued liabilities                        4,821         (1,427)
-------------------------------------------------------------------------------
 Total Adjustments to net income                        7,444        (11,128)
-------------------------------------------------------------------------------

 Net Cash Provided by Operating Activities            $25,619        $11,238
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

                           ABM INDUSTRIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        GENERAL

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly the Company's financial position as of July 31, 1998, and the results of operations and cash flows for the three and nine months then ended. These adjustments are of a normal, recurring nature.

          These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filed for the fiscal year ended October 31, 1997 with the Securities and Exchange Commission.

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

                                          Nine Months Ended  Nine Months Ended
                                             July 31, 1997      July 31, 1998
                                             -------------      -------------
Net Income                                  $  18,175,000      $  22,366,000
Preferred Stock Dividends                        (384,000)          (384,000)
                                                ---------          ---------
                                            $  17,791,000      $  21,982,000
                                               ----------         ----------
                                               ----------         ----------

Common shares outstanding - basic              20,060,000         20,980,000

Effect of dilutive securities:
  Stock options                                 1,216,000          1,937,000
  Other                                           348,000            199,000
                                               ----------         ----------

Common shares outstanding - diluted            21,624,000         23,116,000
                                               ----------         ----------
                                               ----------         ----------

                                      Three Months Ended     Three Months Ended
                                        July 31, 1997          July 31, 1998
                                        -------------          -------------

Net Income                              $  7,486,000            $9,526,000
Preferred Stock Dividends                   (128,000)             (128,000)
                                           ---------             ---------
                                        $  7,358,000            $9,398,000
                                           ---------             ---------
                                           ---------             ---------

Common shares outstanding - basic         20,210,000            21,304,000

Effect of dilutive securities:
  Stock options                            1,300,000             1,734,000
  Other                                      348,000               199,000
                                           ---------             ---------

Common shares outstanding - diluted       21,858,000            23,237,000
                                         -----------           -----------
                                         -----------           -----------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Cash provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that cash from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks. This agreement had a $125 million line of credit expiring July 1, 2002. Effective November 1, 1997, the agreement was amended to increase the amount available to $150 million. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%. As of July 31, 1998, the total amount outstanding was approximately $105.0 million, which was comprised of loans in the amount of $34.0 million and standby letters of credit of $71.0 million. This agreement requires the Company to meet certain financial ratios and places some limitations on dividend payments and outside borrowing. The Company is prohibited from declaring or paying cash dividends exceeding 50% of its net income for any fiscal year. In February 1996, the Company entered into a loan agreement with a major U.S. bank which provides a seven-year term loan of $5 million. This loan bears interest at a fixed rate of 6.78 % with annual payments of principal in varying amounts, and interest due each February 15 through 2003. The Company's effective interest rate for all long term debt for the nine months ended July 31, 1998 was 7.02%.

At July 31, 1998, working capital was $160.8 million, as compared to $137.8 million at October 31, 1997.

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

YEAR 2000 ISSUE

The Company recognizes the significance of the Year 2000 Issue and is currently in the process of becoming "Year 2000 compliant". The Company has established a project team specifically to work on the Year 2000 issue and has developed a detailed plan for becoming Year 2000 compliant consisting of the following phases: awareness, inventory, risk assessment, remediation, testing, implementation, and certification. This plan includes both information technology ("IT") related systems and non-IT related systems.

The project team is currently in the remediation and testing phases for the core application programs, such as its accounting programs, service dispatch systems, and labor control systems. The team is in the assessment and remediation phases of the other IT systems and all non-IT systems, and is also currently reviewing its vendors' and customers' compliance with regard to the Year 2000 issue.
There can be no assurance that the systems of other companies on which the Company relies will be Year 2000 compliant, or that the failure of such systems to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition and results of operations.

As it is in its assessment and remediation phases of its plan, the Company can only estimate the total cost of becoming year 2000 compliant. Based upon assumptions and forecasts of management at this time, the Company estimates the cost of becoming year 2000 compliant to be approximately $1.5 to $2.0 million. There can be no assurance that all the Company's systems will be Year 2000 compliant, that the costs to be Year 2000 compliant will not exceed management's current expectations, or that the failure of such systems to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition and results of operations. The company has not yet completed a contingency plan in the event that any systems are not Year 2000 compliant.

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

THREE MONTHS ENDED JULY 31, 1998 VS. THREE MONTHS ENDED JULY 31, 1997

     Revenues and other income (hereafter called revenues) for the third quarter of 1998 were $381.0 million compared to $308.5 million in 1997, a 24% increase over the same quarter of the prior year. Much of this growth was attributable to acquisitions during 1997 as well as new business and price increases. For the quarter ended July 31, 1998, the increase in revenues relating to acquisitions made during 1997 was approximately $43.8 million, or 60% of the total revenue increase of $72.6 million.

     As a percentage of revenues, operating expenses and cost of goods sold were 86.3% for the third quarter of 1998, compared to 85.8% in 1997. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) of 13.7% in the third quarter of 1998 was lower than the gross profit of 14.2% for the third quarter of 1997. The gross profit percentage declined mostly due to higher labor and related costs. The Company anticipates these costs to be gradually recovered through future price increases.

     Selling, general and administrative expenses for the third quarter of 1998 were $35.2 million compared to $30.2 million for the corresponding three months of 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 9.8% for the three months ended July 31, 1997, to 9.2% for the same period in 1998, primarily as a result of certain fixed and variable costs not increasing at the same rate as revenues.
 The $5.0 million increase in selling, general and administrative expenses for the three months ended July 31, 1998, compared to the same period in 1997, is primarily due to expenses related to growth, including the amortization of goodwill, and expenses associated with acquisitions.

     Interest expense was $811,000 for the third quarter of 1998 compared to $659,000 for the same period in 1997, an increase of $152,000. This increase was primarily due to higher weighted average borrowings during the third quarter of 1998, which were needed to fund acquisitions and working capital.

     The pre-tax income for the third quarter of 1998 was $16,283,000 compared to $12,906,000, an increase of 26% over the same quarter of 1997. Most of the Company's divisions reported profit percentage increases higher than the corresponding revenue increases and are discussed below.

     The estimated effective income tax rate for the third quarter of 1998 was 41.5%, compared to 42% in the third quarter of 1997. The lower tax rate was for the most part attributed to an increase in various federal and state tax credits.

     Net income for the third quarter of 1998 was $9.5 million, an increase of 27% compared to the net income of $7.5 million for the third quarter of 1997. Diluted net income per common share rose 18% to 40 cents for the third quarter of 1998 compared to 34 cents for the same period in 1997. The increase in diluted net income per share was not proportional to the increase in net income due to a 6% increase in diluted shares outstanding.

     The results of operations from the Company's three industry segments and its nine operating divisions for the three months ended July 31, 1998, as compared to the three months ended July 31, 1997, are more fully described below:

     The Janitorial Divisions segment, which includes American Building Maintenance (also known as ABM Janitorial Services) and Easterday Janitorial Supply, reported revenues for the third quarter of 1998 of $225.9 million, an increase of approximately $51.5 million, or 30%, over the third quarter of 1997. This segment's operating profits (revenues minus expenses, excluding interest and corporate allocations) increased by 44% over the comparable quarter of 1997. This is the Company's largest segment and accounted for approximately 59% of the Company's total revenues for the current quarter. AMERICAN BUILDING MAINTENANCE revenues increased by 31% during the third quarter of 1998 as compared to the same quarter of 1997 as a result of several acquisitions made during the latter half of 1997, particularly in New York. This division's operating profits increased 43% when compared to the same period last year. The increase in operating profits is principally due to increased revenues. Operating profits increased at a higher rate than revenues due primarily to slightly lower labor and labor related costs, insurance expense, as well as administrative expense. EASTERDAY JANITORIAL SUPPLY'S 1998 third quarter revenue increased by approximately 2% compared to the same quarter in 1997. The relatively small increase was generally due to weak sales in the Sacramento, Portland, and San Francisco markets. Operating profits increased 65% in the 3rd quarter of 1998, compared to the same quarter of 1997, primarily due to an acquisition, improved margins and vendor rebate programs.

     Revenues of the Public Service Divisions segment, which includes American Commercial Security Services (also known as "ACSS" and "ABM Security Services"), Ampco System Parking, and ABM Facility Services, for the third quarter of 1998 were approximately $63.1 million, a 1.9% increase over the same quarter of 1997. Public Service Divisions accounted for approximately 17% of the Company's revenues for the quarter. The operating profits of this segment increased 13% in the third quarter of 1998 as both Ampco System Parking and American Commercial Security Services reported increased profits when compared to the prior year quarter. AMERICAN COMMERCIAL SECURITY SERVICES reported a very small decrease in revenues, but its operating profits were up by 24% in the third quarter of 1998 compared to the same period of 1997. The revenue decline was largely due to loss of a several large customers in the San Francisco Bay area and in Minneapolis, Minnesota. The increase in operating profits was primarily due to a reduction in insurance charges and slightly lower labor costs. AMPCO SYSTEM PARKING revenues increased by 2%, while its operating profits increased 11% during the third quarter of 1998 compared to the third quarter of 1997. The increase in revenues was primarily due to growth in its national airport business, as well as in Texas. The operating profits increase was primarily due to a reduction in payroll tax expense. The Company's new division, ABM FACILITY SERVICES, was established in November of 1997 as a result of customer requests to provide services from two or more of its divisions (the ABM Family of Services) under one management. Because this division is new and depends primarily on management fees for its income, start up costs exceeded revenues during the current quarter. Management does not expect this division to be profitable during the current year. Revenues generated by this division are generally reported by the respective divisions providing services and contribute to the operating profits of those divisions.

The Company's Technical Divisions segment includes ABM Engineering Services, Amtech Elevator Services, Amtech Lighting Services and CommAir Mechanical Services. This segment reported revenues of $92.0 million, which represents approximately 24% of the Company's revenues for the third quarter of 1998. Revenues increased approximately 28% over the same quarter of last year due to increases in revenues reported by all its divisions. Operating profits of this segment increased 16% compared to the third quarter of 1997 due to increases in operating profits of all of the divisions except Amtech Lighting Services. ABM ENGINEERING SERVICES' revenues increased by 68% and its operating profits increased 24% for the third quarter of 1998 compared to the same period in 1997. The large revenue increase was due primarily to an acquisition in New York in August 1997. The smaller percentage increase in operating profits is due to increased insurance costs and lower margins on contracts purchased through the New York acquisition. Revenues for AMTECH ELEVATOR SERVICES were up by 10% for the third quarter of 1998 over the same quarter of 1997 primarily due to an increased customer base in the maintenance and repair sector. The Division also posted a 24% increase in operating profit for the third quarter compared to the corresponding quarter of 1997. This proportionally larger increase in operating profits can be attributed primarily to higher profit margin on service contracts, as well as a reduction in insurance costs. AMTECH LIGHTING SERVICES reported a 9% revenue increase and operating profits decreased by 11% during the third quarter of 1998 compared to the same quarter of the prior year. The decrease in operating profits was primarily due to increased sales of maintenance-based contracts that require more administrative support than retrofit projects. COMMAIR MECHANICAL SERVICES revenues increased by 14%, resulting primarily from an acquisition in Southern California during the third quarter of 1997. Operating profits for the third quarter of 1998 increased by 60% from the prior year third quarter as a result of an increase in more profitable service revenues due to unseasonably hot weather in California.


NINE MONTHS ENDED JULY 31, 1998 VS. NINE MONTHS ENDED JULY 31, 1997

     Revenues and other income for the first nine months of 1998 were $1,108.8 million compared to $894.4 million in 1997, a 24% increase over the same period of the prior year. Much of this growth was attributable to acquisitions during 1997 as well as new business and price increases. For the nine months ended July 31, 1998, the increase in revenues relating to acquisitions made during 1997 was approximately $131.9 million or 62% of the total revenue increase of $214.4 million.

     As a percentage of revenues, operating expenses and cost of goods sold were 86.7% for the first nine months of 1998, compared to 86.2% in 1997. Consequently, as a percentage of revenues, the Company's gross profit of 13.3% in the first nine months of 1998 was lower than the gross profit of 13.8% for the first nine months of 1997. The gross profit percentage declined mostly due to higher labor and related costs. The Company anticipates these costs to be gradually recovered through price increases.

     Selling, general and administrative expenses for the first nine months of 1998 were $106.2 million compared to $90.5 million for the corresponding nine months of 1997. As a percentage of revenues, selling, general and administrative expenses decreased slightly, from 10.1% for the nine months ended July 31, 1997, to 9.6% for the same period in 1998, primarily as a result of certain fixed and variable costs not increasing at the same rate as sales. The increase in the dollar amount of selling, general and administrative expenses, $15.7 million, for the nine months ended July 31, 1998, compared to the same period in 1997, is primarily due to expenses related to growth and to a somewhat lesser extent expenses associated with acquisitions including the amortization of goodwill.

     Interest expense was $2,650,000 for the first nine months of 1998 compared to $1,800,000 for the same period in 1997, an increase of $850,000. This increase was primarily due to higher weighted average borrowings during the first nine months of 1998, which were needed to fund acquisitions and working capital.

     The pre-tax income for the first nine months of 1998 was $38.2 million compared to $31.3 million, an increase of 22% over the same period in 1997.
The growth in pre-tax income did not keep pace with revenue growth for the first nine months of 1998 due to lower gross profit.

     The estimated effective income tax rate for the first nine months of 1998 was 41.5%, compared to 42.0% in the first nine months of 1997. The lower tax rate was due for the most part to an increase in various federal and state tax credits.

     Net income for the first nine months of 1998 was $22.4 million, an increase of 23%, compared to net income of $18.2 million for the same period in 1997. Diluted net income per common share rose 16% to 95 cents for the first nine months of 1998 compared to 82 cents for the same period in 1997. The increase in diluted net income per share was not proportional to the increase in net income due to the increased average number of common and common equivalent shares outstanding.

     The results of operations from the Company's three industry segments and its nine operating divisions for the nine months ended July 31, 1998, as compared to the nine months ended July 31, 1997, are more fully described below:

     The Janitorial Divisions segment, which includes the operating divisions of American Building Maintenance (also known as ABM Janitorial Services) and Easterday Janitorial Supply, reported revenues for the first nine months of 1998 of $656.5 million, an increase of approximately $151.8 million, or 30%, over the same period of 1997. This segment's operating profits increased by 32% over the comparable period of 1997. This is the Company's largest segment and accounted for approximately 59% of the Company's total revenues for the current nine months. AMERICAN BUILDING MAINTENANCE'S revenues increased by 31% during the first nine months of 1998, as compared to the same period in 1997, as a result of several acquisitions made during the latter half of 1997, particularly in the Midwest and New York. This division's operating profits increased 32% when compared to the same period last year. Operating profits increased due primarily to lower labor and labor related costs. EASTERDAY JANITORIAL SUPPLY'S revenues for the first nine months of 1998 increased by approximately 12% compared to the same period in 1997 generally due to strong sales in the Los Angeles and Houston markets. An increase of 29% in operating profits was achieved primarily due to an acquisition and improved margins.

     Revenues of the Public Service Divisions segment, which includes American Commercial Security Services (also known as "ACSS" and "ABM Security Services"), Ampco System Parking, and ABM Facility Services, for the first nine months of 1998 were approximately $189.5 million, a 6.2% increase over the same period of 1997. Public Service Divisions accounted for approximately 17% of the Company's revenues. The operating profits of this segment increased 13.0% in the first nine months of 1998 as both Ampco System Parking and American Commercial Security Services reported increased profits when compared to the prior year period. AMERICAN COMMERCIAL SECURITY SERVICES reported a decrease in revenues of almost 2%, but its operating profits were up by 20% in the first nine months of 1998 compared to the same period of 1997. The revenue decline was largely due to loss of a several large customers in the San Francisco Bay Area and in Minneapolis, Minnesota. The increase in operating profits was primarily due to a reduction in insurance charges. Due to low unemployment levels in this division's major markets, labor and labor-related costs increased, but were offset by price increases. AMPCO SYSTEM PARKING Division's revenues increased by 10%, while its profits increased 18% during the first nine months of 1998 compared to the first nine months of 1997. The increase in revenues was mostly due to growth in its national airport business, as well as the Texas region.
The operating profit increase was due for the most part to lower payroll tax expense, decreased legal costs and increased sales. As reported previously, this segment now includes the Company's new division, ABM FACILITY SERVICES.
The Company has responded to customer requests to provide services from two or more of its divisions (the ABM Family of Services) under one management.
Because this division is new and depends primarily on management fees for its income, start up costs exceeded revenues during the first nine months. Management does not expect this division to be profitable during the current year. Revenues generated by this division are generally reported by the respective divisions providing services and contribute to the operating profits of those divisions.

     The Company's Technical Divisions segment includes ABM Engineering Services (also known as Amtech Engineering Services), Amtech Elevator Services, Amtech Lighting Services and CommAir Mechanical Services. This segment reported revenues of $262.2 million, which represent approximately 24% of the Company's revenues for the first nine months of 1998. This represents an increase of approximately 24% over the same nine months of last year due to increases in revenues reported by all its divisions. The operating profits of this segment increased 11% compared to the first nine months of 1997 due to increases in operating profits of all of its divisions, except Amtech Lighting Services. ABM ENGINEERING SERVICES' revenues increased by 59% and its operating profits increased 11% for the first nine months of 1998 compared to the same period in 1997. The large revenue increase was due primarily to an acquisition in New York in August 1997. The smaller percentage increase in operating profits is due to lower gross profits on existing jobs due to increased insurance costs and pressure from competition to reduce fees, and lower margins on contracts purchased through the New York acquisition. Revenues for AMTECH ELEVATOR SERVICES were up by 10% for the first nine months of 1998 over the same period of 1997 largely due to an increased customer base in the maintenance and repair sector. The division posted a 35% increase in operating profits for the first nine months compared to the corresponding period of 1997. This increase in operating profits can be attributed primarily to a higher profit margin on service contracts and reduction of insurance costs. AMTECH LIGHTING SERVICES reported an 8% revenue increase due to increased revenues in most regions. Operating profits decreased by 5% during the first nine months of 1998 compared to the same period of the prior year primarily due to increases in administrative expenses related to increased sales of maintenance-based contracts that require more administrative support than retrofit projects, and costs associated with a computer system upgrade. COMMAIR MECHANICAL SERVICES revenues increased by 15%, resulting primarily from an acquisition in Southern California during the third quarter of 1997. Operating profits for the first nine months of 1998 increased by 15% from the prior year period as a result of increased profit margin sales during the current quarter due to the unseasonably hot weather in California.

SAFE HARBOR STATEMENT

Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995: Because of the factors set forth below, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein which are not historical facts are forward-looking statements that are subject to meaningful risks and uncertainties, including, but not limited to: (1) the widespread failure of commercial real estate occupancy to improve in the Company's major markets since it relates directly to the need for janitorial and other buildings services, (2) the loss or bankruptcy of one or more of the Company's major customers, which could adversely affect the Company's ability to collect deferred costs or its accounts receivable, (3) the untimely departure of one or more of the Company's key executives, which could affect retention of customers as well as the day to day management of operations, (4) any major labor disruptions that may cause loss of revenue or cost increases that non-union companies can use to their advantage in obtaining market share, (5) significant shortfall in achieving any acquisition plan to acquire either businesses in new markets or expand customer base in existing ones, (6) any legislation or other government action that severely impacts one or more of the Company's lines of business, such as price controls that could prevent cost recovery and fuel restrictions that might increase the cost to deliver services, (7) the reduction or revocation of the Company's lines of credit which would increase interest expense or the cost of capital, (8) the cancellation or non-renewal of the Company's primary insurance policies, as many customers retain services based on the provider's ability to provide adequate insurance including performance bonds and proof of adequate insurance, (9) any catastrophic uninsured or underinsured claims against the Company, which also might include insurance companies financially incapable of paying claims, (10) the inability to recruit and hire entry level personnel due to labor shortages, (11) the failure of the Company's IT or non-IT systems, or those of its customers or vendors, to be Year 2000 compliant, and (12) other material factors that are disclosed from time-to-time in the Company's public filings with the United States Securities and Exchange Commission, such as reports on Forms 8-K, 10-K and 10-Q.



PART II. OTHER INFORMATION

Item 5.  Other Information

In accordance with Rule 14-a-4(c)(1) promulgated by the Securities and Exchange Commission, management proxies intend to use their discretionary voting authority with respect to any shareholder proposal raised at the Company's annual meeting as to which the proponent fails to notify the Company on or before January 3, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10.40 - Amendment of Corporate Executive Employment Agreement with Martinn H. Mandles
     Exhibit 10.41 - Amendment of Corporate Executive Employment Agreement with Jess E. Benton III
     Exhibit 27.1 - Financial Data Schedule

(a) Reports on form 8-K: No reports on form 8-K were filed during the quarter ended July 31, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ABM Industries Incorporated


September 14, 1998                        /s/ David H. Hebble
-----------------------            -------------------------------
                                       Vice President, Principal
                                           Financial Officer