Form 10-Q/A
period 1998-07-31
ABM INDUSTRIES INC /DE/
filed 1998-09-16
CIK 771497

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                                    FORM 10 Q/A

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

                                    ABM Industries Incorporated


September 16, 1998                        /s/ David H. Hebble
-----------------------            -------------------------------
                                       Vice President, Principal
                                           Financial Officer