Form 10-K
period 1998-10-31
ABM INDUSTRIES INC /DE/
filed 1999-01-28
CIK 771497

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               (Mark One)

       X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

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

         160 PACIFIC AVENUE, SUITE 222, SAN FRANCISCO, CALIFORNIA 94111
             (Address and zip code of principal executive offices)
                            TELEPHONE: 415/733-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             Name of Each Exchange on Which
          Title of Each Class                          Registered
COMMON STOCK, $.01 PAR VALUE                  NEW YORK STOCK EXCHANGE AND
                                                 PACIFIC EXCHANGE, INC.

PREFERRED STOCK PURCHASE RIGHTS               NEW YORK STOCK EXCHANGE AND
                                                 PACIFIC EXCHANGE, INC.

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

As of December 31, 1998, nonaffiliates of the registrant beneficially owned 16,588,582 shares of the registrant's common stock with an aggregate market value of $574,379,652.

As of December 31, 1998, there were 21,721,472 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                          ABM INDUSTRIES INCORPORATED
                                   FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                               TABLE OF CONTENTS

PART I                                                                                   PAGE
-------                                                                                  ----
Item 1 Business........................................................................    3
       Executive Officers of the Registrant............................................    6
Item 2 Properties......................................................................    7
Item 3 Legal Proceedings...............................................................    7
Item 4 Submission of Matters to a Vote of Security Holders.............................    7


PART II
-------
Item 5 Market for Registrants' Common Equity and Related Stockholder Matters...........    7
Item 6 Selected Financial Data.........................................................    8
       Management's Discussion and Analysis of Financial Condition and Results of
Item 7 Operations......................................................................    9
Item 7a Qualitative and Quantitative Disclosures About Market Risk......................  15
Item 8 Financial Statements and Supplementary Data.....................................   16
Item 9 Disagreements on Accounting and Financial Disclosure............................   30

PART
III
-------
Item 10 Directors and Executive Officers of The Registrant..............................  30
Item 11 Executive Compensation..........................................................  30
Item 12 Security Ownership of Certain Beneficial Owners and Management..................  30
Item 13 Certain Relationships and Related Transactions..................................  30

PART IV
-------
Item 14 Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K...  31
       Exhibit Index...................................................................   32
       Signatures......................................................................   33

                                     PART I

ITEM 1. BUSINESS.

    ABM Industries Incorporated ("ABM") is the largest facility services contractor listed on the New York Stock Exchange. With annual revenues exceeding $1.5 billion and more than 55,000 employees, ABM and its subsidiaries (the "Company") provide air conditioning, elevator, engineering, janitorial, lighting, parking and security services to thousands of commercial, industrial and institutional customers who outsource these services in hundreds of cities across North America.

    ABM was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909. The Corporate Headquarters of the Company are located at 160 Pacific Avenue, Suite 222, San Francisco, California 94111, and our telephone number is 415/733-4000.

BUSINESS SEGMENT INFORMATION

    The Company's nine divisions (comprised of one or more subsidiaries of the Company), listed below by tradenames, operate in three functionally-oriented segments of the facility services industry -- Janitorial Divisions, Public Service Divisions and Technical Divisions.

JANITORIAL                   PUBLIC SERVICE               TECHNICAL
DIVISIONS                    DIVISIONS                    DIVISIONS
--------------------------------------------------------------------------------
American Building            American Commercial          ABM Engineering
Maintenance                  Security Services            Services
Easterday Janitorial Supply  Ampco System Parking         Amtech Elevator
                                                          Services
                             ABM Facility Services
                                                          Amtech Lighting
                                                          Services
                                                          CommAir Mechanical
                                                          Services

    Additional information relating to the Company's three industry segments appears in Note 15 of Item 8, Financial Statements and Supplementary Data of this Form 10-K. The business activities of the Company's three industry segments and nine operating divisions, as they existed at October 31, 1998, are more fully described below.

JANITORIAL DIVISIONS

    The Company's Janitorial Divisions segment provides janitorial cleaning services as well as janitorial supplies and equipment to its customers. Operating from 85 offices throughout the United States and Canada, this segment accounted for approximately 56%, 57% and 59% of the Company's revenues in the fiscal years ended October 31, 1996, 1997 and 1998, respectively.

        / / AMERICAN BUILDING MAINTENANCE (also known as ABM Janitorial Services) provides a wide range of basic janitorial services for a variety of structures and organizations, including office buildings, industrial plants, banks, department stores, theaters, warehouses, educational and health institutions and airport terminals. Services provided include floor cleaning and finishing, wall and window washing, furniture polishing, rug cleaning, dusting, and other building cleaning services. This Division maintains 79 offices in 37 states, the District of Columbia and one Canadian province, and operates under thousands of individually negotiated building maintenance contracts, the majority of which are obtained by competitive bidding. Generally, profit margins on maintenance contracts tend to be inversely proportional to the size of the contract. Although many of the Division's maintenance contracts are fixed price agreements, others contain clauses under which the customer agrees to reimburse the Division for the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage. The majority of the Division's contracts are for one-year periods, contain automatic renewal clauses and are subject to termination by either party upon 30 to 90 days written notice.

        / / EASTERDAY JANITORIAL SUPPLY markets janitorial supplies and equipment through six sales offices located in San Francisco, Los Angeles and Sacramento, California; Portland, Oregon; Reno, Nevada; and Houston, Texas. Easterday has also approved 31 sub-distributors to serve American Building Maintenance in 26 other states and the District of Columbia. Aside from sales to American Building Maintenance, which, in 1998, accounted for approximately 30% of Easterday Janitorial Supply's total revenues, the principal customers for this Division are industrial plants, schools, commercial buildings, industrial organizations, transportation terminals, theaters, hotels, retail stores, restaurants, military establishments and janitorial service companies. Among the products sold are cleaning equipment, disinfectants, floor cleaners, floor finishes, glass cleaners, paper products and polishes. The products sold include many nationally advertised brands, which, in large part, are manufactured by others. This Division blends certain cleaning agents and floor finishes which it sells under the Easterday tradename, and provides sanitation services to the food industry.

PUBLIC SERVICE DIVISIONS

    The Company's Public Service Divisions segment provides parking facility services, commercial security and investigative services, and "bundled" facility services to their customers.

    The Public Service Divisions operate from 66 offices, which are located throughout the United States. For the fiscal years ended October 31, 1996, 1997 and 1998, this segment accounted for approximately 21%, 19% and 17%, respectively, of the Company's revenues.

    The three Public Service Divisions are described below:

        / / AMERICAN COMMERCIAL SECURITY SERVICES (also known as "ACSS" and "ABM Security Services") provides security guards, electric monitoring of fire, life, safety, and access control devices, and security consulting services to a wide range of businesses in the major metropolitan areas of Phoenix, Arizona; San Francisco, San Diego and Los Angeles, California; Chicago, Illinois; New Orleans, Louisiana; Minneapolis, Minnesota; Portland, Oregon; Houston, Dallas, Fort Worth, Austin and San Antonio, Texas; Seattle, Washington; and Salt Lake City, Utah. Much like American Building Maintenance, the majority of this Division's contracts are for one-year periods, contain automatic renewal clauses and are subject to termination by either party upon 30 to 90 days written notice.

        / / AMPCO SYSTEM PARKING (also known as "Ampco System Airport Parking" and "Ampco Express Airport Parking") operates approximately 1,500 parking lots and garages, which are either leased from or operated for third parties. The lease terms generally range from 5 to 20 years and usually contain provisions for renewal options. Leases which expire may continue on a month-to-month basis or are replaced by similar leases. Many leases contain provisions for contingent rentals based on revenues. Ampco System Parking currently operates in 24 states, including five of the 20 busiest international airports in the U.S.: Denver, Honolulu, Newark, Phoenix, and San Francisco. In conjunction with its on-airport parking services, this Division also operates off-airport parking facilities in Philadelphia, Houston, and Los Angeles, and parking shuttle bus service at twelve locations.

        / / ABM FACILITY SERVICES provides customers with streamlined, centralized control and coordination of multiple facility service needs. This process is consistent with the greater competitive demands on corporate organizations to become more efficient in the business market today. By leveraging the core competencies of the Company's other affiliated Divisions, this Division attempts to reduce overhead, such as redundant personnel, for its customers by providing multiple services under a single contract, with one contact and one invoice. The Division's National Service Center provides centralized dispatching, emergency services, accounting and related reports to financial institutions, high-tech companies, and other customers regardless of industry or size. The Division is headquartered in San Francisco and maintains its National Service Center in Sacramento.

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

    The Technical Divisions operate from 46 offices located in Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Michigan, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, and Washington, D.C. For the fiscal years ended October 31, 1996, 1997 and 1998, this segment accounted for approximately 23%, 24% and 24%, respectively, of the Company's revenues.

    Operations of the four Technical Divisions during fiscal year 1998 are described below:

        / / ABM ENGINEERING SERVICES provides building owners and managers with on-site engineers to operate, maintain and repair electrical, energy management, mechanical, and plumbing systems within a facility utilizing computerized maintenance management systems (CMMS). This service is primarily for high-rise office buildings, but customers also include schools, warehouses, factories, shopping malls and universities. ABM Engineering Services operates in fifteen states through six regional offices, two of which are in California and one each in Chicago, Illinois; Philadelphia, Pennsylvania; New York, New York, and Phoenix, Arizona.

        / / AMTECH ELEVATOR SERVICES installs, maintains, modernizes and repairs elevators and escalators in major metropolitan areas of California; Dallas and Houston, Texas; Cincinnati, Ohio; Detroit, Michigan; Upper Marlboro, Maryland; Las Vegas, Nevada; Pennsauken, New Jersey; Atlanta, Georgia; Philadelphia, Pennsylvania; Phoenix, Arizona; Denver, Colorado; Chicago, Illinois; and Washington, D.C. Amtech Elevator Services maintains seventeen offices and several parts warehouses, and operates a fleet of radio-equipped service vehicles.

        / / AMTECH LIGHTING SERVICES (also known as Sica Lighting & Electrical Services) provides relamping, fixture cleaning and periodic maintenance service to its customers. Amtech Lighting Services also repairs, services, designs and installs outdoor signage. This Division maintains 21 offices, eight of which are located in California; four of which are in Texas; and one office in each of the following states: Arizona, Florida, Georgia, Maryland, New Jersey, New Mexico, New York, Louisiana, and Oklahoma.

        / / COMMAIR MECHANICAL SERVICES (also known as "CommAir Preferred Mechanical Services") installs, maintains, and repairs heating, ventilation and air conditioning equipment, performs chemical water treatment, and provides energy conservation services for commercial, industrial and institutional facilities. CommAir Mechanical Services maintains nine offices, eight of which are located in California, and one in Phoenix, Arizona.

TRADEMARKS

    The Company believes that it owns or is licensed to use all corporate names, tradenames, trademarks, servicemarks, copyrights, patents and trade secrets which are material to the Company's operations.

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

SALES AND MARKETING

    The Company's sales and marketing efforts are conducted by its corporate, division, region, branch and district offices. Sales, marketing, management and operations personnel in each of these offices participate directly in selling and servicing customers. The broad geographic scope of these offices enables the Company to provide a full range of facility services through intercompany sales referrals, multi-service "bundled" sales and national account sales. The Company also has designated a nationwide group of "ABM Family of Services" executives to market all of the Company's facility services capabilities.

    The Company has a broad customer base including airports, apartment complexes, city centers, colleges and universities, financial institutions, industrial plants, office buildings, retail stores, shopping centers and theme parks. No customer accounted for more than 5% of its revenues during the fiscal year ended October 31, 1998.

EMPLOYEES

    The Company employs over 55,000 persons, of whom the vast majority are service employees who perform air conditioning, elevator, engineering, janitorial, lighting, parking and security services. Approximately 25,700 of these employees are covered under collective bargaining agreements. There are about 3,400 employees with executive, managerial, supervisory, administrative, professional, sales, marketing, clerical and other office assignments.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company as of December 31, 1998 are as follows:

                                          PRINCIPAL OCCUPATIONS AND BUSINESS EXPERIENCE
NAME                              AGE     DURING PAST FIVE YEARS
------------------------------------------------------------------------------------------------------------

William W. Steele                 62      Chief Executive Officer since November 1994; President since
                                          November 1991

Martinn H. Mandles                58      Chairman of the Board since December 1997; Chief Administrative
                                          Officer since November 1991; Executive Vice President from
                                          November 1991 to December 1997.

J. E. Benton, III                 58      Senior Vice President since July 1994; Vice President from
                                          November 1977 to July 1994

Sherrill F. Sipes, Jr.            63      Senior Vice President since July 1994; Vice President from May
                                          1968 to July 1994

Henrik Slipsager                  43      Senior Vice President of the Company since March 1998; Executive
                                          Vice President of the Janitorial Services Division since January
                                          1997; President & Chief Executive Officer, ISS International
                                          Service System, Inc. from 1988 to 1994.

Donna M. Dell                     50      Vice President & Chief Employment Counsel since July 1994; Vice
                                          President & Legal Counsel, Wells Fargo Bank, from February 1990 to
                                          June 1994

John F. Egan                      62      Vice President of the Company, and President of the Janitorial
                                          Services Division

David H. Hebble                   63      Vice President & Chief Financial Officer

Harry H. Kahn                     55      Vice President, General Counsel & Corporate Secretary

Douglas B. Bowlus                 54      Treasurer

Vernon E. Skelton                 54      Controller & Chief Accounting Officer since April 1997; Assistant
                                          Vice President & Director of Accounting for more than five years prior to April 1997

ITEM 2. PROPERTIES.

    The Company has corporate, division, regional, branch, or district offices in over 250 locations throughout the United States, and Canada. Twelve of these facilities are owned by the Company and the remainder are leased. At October 31, 1998, the real estate owned by the Company had an aggregate net book value of $3,380,000 and was located in: Phoenix, Arizona; Fresno, California; Jacksonville and Tampa, Florida; Elko, Nevada; Portland, Oregon; Houston and San Antonio, Texas; and Kennewick, Seattle, Spokane and Tacoma, Washington.

    Rental payments under long and short-term lease agreements amounted to $99,098,000 for the fiscal year ended October 31, 1998. Of this amount, $70,072,000 in rental expense was attributable to the Ampco System Parking Division for public parking lots and garages that it leases and operates. The remaining expense was for the rental or lease of office space, operating equipment and motor vehicles.

ITEM 3. LEGAL PROCEEDINGS.

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

MARKET INFORMATION AND DIVIDENDS

    The Company's common stock is listed on the New York Stock Exchange and Pacific Exchange, Inc. The Company's credit agreement places certain limitations on dividend payments based on net income (see Note 5 to the Consolidated Financial Statements in Item 8). The following table sets forth the high and low prices of the Company's common stock and quarterly cash dividends on common shares for the periods indicated:

                                                                              FISCAL QUARTER
                                                                 -----------------------------------------
                                                                  FIRST      SECOND     THIRD      FOURTH      YEAR
---------------------------------------------------------------------------------------------------------------------
1997
Price range of common stock:
  High                                                           $19 3/4    $19 1/2    $23 3/16   $29 3/16
  Low                                                            $15 1/2    $17 3/8    $18 3/8    $23 1/8
Dividends per share                                              $0. 10     $0. 10     $0. 10     $0. 10     $0.40

1998
Price range of common stock:
  High                                                           $31 1/2    $37        $32 1/16   $31 1/4
  Low                                                            $25 15/16  $28 1/8    $25 5/16   $25
Dividends per share                                              $0. 12     $0. 12     $0. 12     $0. 12     $0.48
---------------------------------------------------------------------------------------------------------------------

    At December 31, 1998, there were approximately 6,600 registered holders of the Company's common stock, in addition to stockholders in street name.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below is derived from the Company's consolidated financial statements for each of the years in the five-year period ended October 31, 1998:

-----------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts and
 ratios)                                            1994       1995        1996        1997        1998
-----------------------------------------------------------------------------------------------------------
OPERATIONS
Revenues and other income                         $ 884,633  $ 965,381  $1,086,925  $1,252,472  $ 1,501,827
-----------------------------------------------------------------------------------------------------------
Expenses
Operating expenses and cost of goods sold           760,056    830,749     940,296   1,076,078    1,298,423
Selling, general and administrative                  97,017    100,481     105,943     126,755      142,431
Interest                                              2,501      2,739       2,581       2,675        3,465
-----------------------------------------------------------------------------------------------------------
                                                    859,574    933,969   1,048,820   1,205,508    1,444,319
-----------------------------------------------------------------------------------------------------------
Income before income taxes                           25,059     31,412      38,105      46,964       57,508
Income taxes                                          9,890     13,193      16,385      19,725       23,578
-----------------------------------------------------------------------------------------------------------
Net income                                        $  15,169  $  18,219  $   21,720  $   27,239  $    33,930
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Net income per common share
Basic                                             $    0.82  $    0.96  $     1.11  $     1.33  $      1.58
Diluted                                           $    0.80  $    0.92  $     1.05  $     1.22  $      1.44
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Common and common equivalent shares
Basic                                                17,816     18,415      19,123      20,143       21,110
Diluted                                              18,288     19,179      20,241      21,872       23,161
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

FINANCIAL STATISTICS
Dividends per common share                        $    0.26  $    0.30  $     0.35  $     0.40  $      0.48
Stockholders' equity per common share             $    6.87  $    7.57  $     8.43  $     9.67  $     11.00
Working capital                                   $  90,165  $  95,627  $  119,957  $  137,757  $   166,484
Current ratio                                          1.91       1.84        2.05        1.90         2.05
Long-term debt                                    $  25,254  $  22,575  $   33,664  $   38,402  $    33,720
Redeemable cumulative preferred stock             $   6,400  $   6,400  $    6,400  $    6,400  $     6,400
Stockholders' equity                              $ 124,331  $ 141,786  $  164,293  $  197,813  $   237,534
Total assets                                      $ 299,470  $ 334,973  $  379,770  $  464,251  $   501,363
Property, plant and equipment -- net              $  19,819  $  22,647  $   22,570  $   26,584  $    27,307
Capital expenditures                              $   8,539  $  10,225  $   10,751  $   13,272  $    11,715
Depreciation and amortization                     $   9,300  $  11,527  $   13,651  $   16,118  $    19,593
Accounts receivable -- net                        $ 140,788  $ 158,075  $  183,716  $  234,464  $   260,549
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

    The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. All information in the discussion and references to the years are based on the Company's fiscal year that ends on October 31.

    Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks. This agreement has a $125 million line of credit expiring July 1, 2002. Effective November 1, 1997, the agreement was amended to increase the amount available to $150 million. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%. As of October 31, 1998, the total amount outstanding was approximately $101 million, which was comprised of loans in the amount of $30 million and standby letters of credit of $71 million. This agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowing and prohibits declaring or paying cash dividends exceeding 50% of the Company's net income for any fiscal year. In February 1996, the Company entered into a loan agreement with a major U.S. bank which provides a seven-year term loan of $5 million. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003. The Company's effective interest rate for all long-term debt borrowings for the year ended October 31, 1998 was 7.0 %.

    Operating activities generated cash flows in 1996, 1997 and 1998 of $16.7 million, $27.7 million and $32.1 million respectively. Cash paid for acquisitions during the fiscal years ended October 31, 1996, 1997 and 1998, including payments pursuant to contractual arrangements involved in prior acquisitions, were approximately $13.0 million, $28.6 million and $10.0 million, respectively. Capital expenditures during fiscal years 1996, 1997 and 1998 were $10.8 million, $13.3 million and $11.7 million, respectively. Cash dividends paid to stockholders of common and redeemable preferred stock were approximately $7.2 million in 1996, $8.6 million in 1997 and $10.7 million in 1998. At October 31, 1997, working capital was $137.8 million as compared to $166.5 million at October 31, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

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

    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION: In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for the way the public business enterprises are to report information about operating segments in the annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The statement is effective for periods beginning after December 15, 1997, and will be adopted by the Company in fiscal year 1999. The Company does not believe this statement will have a material impact on its consolidated financial statements.

    ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE: In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance for accounting for the costs of computer software for internal use whether developed or purchased. The statement is effective for periods beginning after December 15, 1998, and will be adopted by the Company in fiscal year 2000. The Company does not believe this statement will have a material impact on its consolidated financial statements.

    REPORTING ON THE COSTS OF START-UP ACTIVITIES: In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". The SOP provides guidance on the financial reporting of start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for periods beginning after December 15, 1998, and will be adopted by the Company in fiscal year 2000. The Company does not believe this statement will have a material impact on its consolidated financial statements.

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will be adopted by the Company in fiscal year 1999. The Company does not believe this statement will have a material impact on its consolidated financial statements.

    ACCOUNTING FOR MORTGAGE-BACKED SECURITIES: In 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The statement is effective for all fiscal quarters of fiscal years beginning after December 15, 1998, and will be adopted by the Company in fiscal year 1999. The Company does not believe this statement will have a material impact on its consolidated financial statements.

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

    The Company is currently involved in four proceedings relating to environmental matters: one involving alleged potential soil and groundwater contamination at a Company facility in Florida; one involving alleged potential soil contamination at a former Company facility in Arizona; one involving alleged potential soil and groundwater contamination of a parking garage previously operated by the Company in Washington; and, one involving alleged potential soil and groundwater contamination at a former dry-cleaning facility leased by the Company in Nevada. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse affect on the Company's financial position or its results of operations.

YEAR 2000 ISSUE

    The Year 2000 Issue is the result of computer programs being written and embedded chips being designed that use two digits rather than four digits to define the applicable year. As a result, there is a potential that existing computer programs and hardware will be unable to accurately process dates beyond the year 1999. This could result in system errors or failures that could impact both administration and operations. In mid-1997, the Company established a dedicated Project Team that has initiated a Company-wide effort to mitigate the Year 2000 Issue. The Project Team has developed a detailed plan for becoming Year 2000 compliant that consists of the following seven phases: awareness, inventory, risk assessment, remediation, testing, implementation, and certification. The Year 2000 Issue encompasses both information technology ("IT") related systems, such as the Company's accounting software, and non-IT related systems such as the impact to the Company due to the non-compliance of major vendors or customers.

    The Company is striving to make all levels of management within the Company cognizant of the Year 2000 Issue via quarterly newsletters. This newsletter provides Year 2000 progress updates to management, who are then able to communicate with customers, vendors, and other third parties. Additionally, the Year 2000 Project Team maintains a discussion database that is available to managers within the Company for their review and input.

    The Project Team has completed a Company-wide inventory of all office equipment, software, hardware, and any product, equipment service or system that could be impacted by the Year 2000 Issue. This inventory has provided a basis for identifying and prioritizing risk associated with the equipment, hardware, software, and services that the Company utilizes. The Project Team has attempted to assess all relevant issues and has developed a process to assess all new products and services introduced subsequent to the initial inventory. The certification of all office equipment and products is approximately 70 percent complete, and is anticipated to be finished by April 1999.

    The Project Team is in the remediation and testing phases for its core application programs. All proprietary software, such as its accounting programs, service dispatch systems, and labor control systems, has been fully remediated and is now being tested. Mission-critical proprietary applications, such as the accounting and payroll programs, have also been tested and certified to be Year 2000 compliant by an outside vendor using a second generation code inspection tool.

    Six Divisions use the Company's proprietary accounting software, which is internally maintained. The Elevator, Lighting and Mechanical Divisions use software purchased from outside vendors. The financial software used by the Elevator Division has been tested and reviewed by the Company and outside consultants. The Supply Division's inventory control system and the Lighting Division's financial applications are currently being tested for compliance. The Mechanical Division will be replacing its accounting and dispatching software with a Year 2000 compliant system.

    The Project Team has identified vendors that represent 80 percent of the Company's total purchases, and in October 1998, began surveying these vendors to identify their plans to address the Year 2000 Issue. This process is expected to be complete by March 1999. All vendors with mission-critical IT-related products or services are being tested as mentioned above. The Company is amending its vendor selection process, as needed, to minimize potential vendor-related Year 2000 risks.

    The Company has remediated and is testing Company-owned equipment and software that could have an impact on operations, and indirectly the Company's customers. The Company believes that appropriate steps are being taken to minimize potential risk to its customers; however, there is a concern that customer-owned equipment may not be Year 2000 compliant, which will adversely impact the Company's operational performance. Additionally, there may be a misconception among customers that ABM is responsible for all Year 2000 Issues. The Company plans to inform all customers in writing of the responsibility that the Company is taking with regard to the Year 2000 Issue. There can be no assurance that the systems of other companies on which the Company relies will be Year 2000 compliant, or that the failure of such systems to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition and results of operations.

    Based upon assumptions and forecasts of management at this time, the Company estimates the cost of becoming Year 2000 compliant to be approximately $3.0 million, funded by operating cash flows. The Company believes it is making the necessary modifications and changes to mitigate the Year 2000 Issue. However, there can be no assurance that all the Company's systems will be Year 2000 compliant, that the costs to be Year 2000 compliant will not exceed management's current expectations, or that the failure of such systems to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company is establishing contingency plans for all its major IT systems, field office locations, and largest accounts, in case of unexpected Year 2000 failures. As part of its contingency plans, the Company intends to prepare process manuals that will document the necessary procedures in the event of IT-related failures, such as hardware or software applications, as well as non-IT failures. These procedures will be tested to be certain that the procedures are viable alternatives in the case of a Year 2000 disruption. These manuals will be distributed to all offices of the Company for its preparation for Year 2000.

ACQUISITIONS

    The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition and are fully discussed on Note 12 to the Consolidated Financial Statements. Acquisitions made in the three fiscal years ended October 31, 1998 contributed approximately $246 million to fiscal 1998 revenues.

RESULTS OF OPERATIONS

COMPARISON OF 1998 TO 1997

    The Company reported record revenues and earnings for 1998. Revenues and other income (hereinafter called "revenues") were $1.502 billion in 1998, up $249,355,000 or 20%, from $1.252 billion reported in 1997. The 20% increase in revenues in 1998 over 1997 was attributable to acquisitions, particularly during the prior year, as well as sales and price increases. Acquisitions made during 1998 accounted for approximately $6 million, or approximately 2.4% of the total revenue increase of $249 million for 1998.

    As a percentage of revenues, operating expenses and cost of goods sold was 86.5% for 1998, compared to 85.9% in 1997. Consequently, as a percentage of revenues, the Company's gross profit (revenues minus operating expenses and cost of goods sold) of 13.5% in 1998 was lower than the gross profit of 14.1% of 1997. The gross profit percentage declined mostly due to higher labor and related costs as a result of continued competitive pressure to lower prices. The Company anticipates these costs may be gradually recovered through future price increases.

    Selling, general and administrative expenses for 1998 were $142.4 million compared to $126.8 million in 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 10.1% for 1997, to 9.5% for 1998, primarily as a result of certain fixed and variable costs not increasing at the same rate as sales. The dollar increase in selling, general and administrative expenses of $15.6 million is primarily due to expenses related to growth and to a lesser extent expenses associated with acquisitions including the amortization of goodwill.

    Interest expense was $3,465,000 in 1998 compared to $2,675,000 for 1997, an increase of $790,000. This increase was primarily due to higher weighted average borrowings during 1998, which were needed to fund acquisitions and working capital.

    The income before income taxes (pre-tax income) for 1998 was $57.5 million compared to $47.0 million, an increase of 22% over 1997. The growth in pre-tax income outpaced the revenue growth for 1998 primarily due to lower insurance costs as a percent to sales.

    The estimated effective income tax rate for 1998 was 41.0%, compared to 42.0% in 1997. The lower tax rate was due for the most part to an increase in various federal and state tax credits.

    Net income for 1998 was $33.9 million, an increase of 25%, compared to net income of $27.2 million in 1997. Diluted net income per common share rose 18% to $1.44 for 1998 compared to $1.22 for the same period in 1997. The increase in diluted net income per share was not proportional to the increase in net income due to the 6% increase in number of diluted shares outstanding primarily a result of purchases made by employees under the Company's Employee Stock Purchase Plan. Earnings per share calculations also include the effect of a preferred stock dividend deduction of $512,000 in both 1998 and 1997.

    The results of operations from the Company's three industry segments and its nine operating divisions for 1998 as compared to 1997 are more fully described below:

    The Janitorial Divisions segment, which includes the operating divisions of American Building Maintenance and Easterday Janitorial Supply, reported revenues for 1998 of $889.4 million, an increase of approximately $176.1 million, or 25%, over 1997. This segment's operating profits increased by 36% over 1997. This is the Company's largest segment and accounted for approximately 59% of the Company's consolidated revenues for the current year. Revenues of American Building Maintenance increased by 25% during 1998, as compared to 1997, as a result of several acquisitions made during 1997, particularly in the Northeast and the Southwest regions. Revenues generated from acquisitions during the prior year contributed $142 million of the 1998 increase. This Division's operating profits increased 36% when compared to last year. This profit increase was due primarily to the increase in revenues and lower labor and labor related costs. Easterday Janitorial Supply's revenues for 1998 increased by approximately 8% compared to 1997 generally due to strong sales in the Los Angeles market and a small acquisition in Houston. An increase of 29% in operating profits was achieved primarily due to its distributor program, the Houston acquisition and generally improved margins.

    Revenues of the Public Service Divisions segment, which includes American Commercial Security Services, Ampco System Parking, and ABM Facility Services, during 1998 were approximately $253.9 million, a 4.5% increase over 1997. Public Service Divisions accounted for approximately 17% of the Company's 1998 consolidated revenues. The operating profits of this segment increased 10% in 1998 as both Ampco System Parking and American Commercial Security Services reported increased profits when compared to the prior year period. American Commercial Security

Services' revenues for 1998 were basically flat compared to 1997, but its 1998 operating profits were up by 23.5% compared to 1997. Revenue was impacted by the loss of several large customers in the San Francisco Bay Area and in Minneapolis, Minnesota. The increase in operating profits was primarily due to a reduction in insurance charges and improved margins particularly in Southern California. Due to low unemployment levels in this Division's major markets, labor and labor-related costs increased, but were offset by price increases. Ampco System Parking's revenues increased by 7%, while its profits increased 10% during 1998 compared to 1997. The increase in revenues was mostly due to growth in its national airport business and its Texas region. The operating profit increase was due for the most part to lower payroll tax expense and the increased sales. As reported previously in the Company's Form 10-Q filings, this segment now includes the Company's new Division, ABM Facility Services. The establishment of this Division was a result of customer requests to provide services from two or more of its other Divisions (the ABM Family of Services) under one management. Much of the revenues generated by this Division are reported by the respective ABM Divisions that perform the services, and therefore contribute to the operating profits of those Divisions. Because this Division is new and depends primarily on management fees for its income, start up costs exceeded those fees during its first year. At the present time, management does not expect this Division to be profitable during 1999 because anticipated management fees are not yet adequate to support the necessary infrastructure.

    The Company's Technical Divisions segment includes ABM Engineering Services, Amtech Elevator Services, Amtech Lighting Services, and CommAir Mechanical Services. This segment reported revenues of $358.0 million, which represents approximately 24% of the Company's consolidated revenues for 1998. The revenue of this segment increased approximately 21.1% over last year due to increases in revenues reported by all its Divisions. The operating profits of this segment increased 17.9% compared to 1997 also due to increases in operating profits of all of its Divisions. ABM Engineering Services' revenues increased by 45% and its operating profits increased 9% for 1998 compared to 1997. The large revenue increase was due primarily to an acquisition in New York in August 1997 and new business in the Midwest and West Central regions. The smaller percentage increase in operating profits is due to lower margins particularly on contracts purchased through the New York acquisition, increased insurance costs and pressure from competition to reduce fees. Revenues for Amtech Elevator Services were up by 8% for 1998 over 1997 largely due to an increased customer base in the maintenance and repair sector. The Division reported a 39% increase in operating profits compared to 1997. This increase in operating profits can be attributed primarily to a higher profit margin on service contracts and a substantial reduction of insurance costs. Amtech Lighting Services reported a 10% revenue increase due to increased revenues in the Northeast and Dallas markets as well as from a small acquisition in the Midwest. Operating profits increased by 11% during 1998 compared to the prior year primarily due to the increased sales. CommAir Mechanical Services' revenues increased by 13%, resulting primarily from an acquisition in Southern California during 1997 and increased business in Northern California. Operating profits for 1998 increased by 26% from the prior year as a result of increased profit margin on sales related to the unseasonably hot weather in California and improved performance in the Arizona operation.

COMPARISON OF 1997 TO 1996

    The Company's revenues and other income were $1.252 billion in 1997, up $165 million or 15%, from $1.087 billion reported in 1996. The 15% increase in revenues in 1997 over 1996 was attributable to volume and price increases as well as revenues generated from acquisitions. Acquisitions made during 1997 accounted for approximately $60 million, or approximately 36% of the total revenue increase of $165 million for 1997. Gross profit increased $29 million to $176 million from $147 million a year ago. The gross profit as a percentage of revenues increased slightly to 14.1% in 1997 from 13.5% in 1996. The increase in gross profit amount was primarily due to increases in revenues and decreases in labor and labor related costs relative to sales, particularly the Company's self insurance costs. As discussed in previous years, the Company's continued emphasis on safety training and education programs, along with aggressively settling claims, has helped management to control the insurance expenses.

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

    Net income increased $27.2 million in 1997, or 25%, from $21.7 million in 1996. Diluted net income per common share for the current year increased to $1.22 from $1.05 in 1996 which represents a 16% increase. The average number of shares used for the calculation of earnings per share increased from approximately 20.2 million to 21.9 million. The increase in common and common equivalent shares resulted mainly from the exercise of stock options, higher common stock equivalents due to a higher average share price, and purchases made by employees under the Company's Employee Stock Purchase Plan. Net income per share calculations also include the effect of a preferred stock dividend deduction of $512,000 in both 1997 and 1996.

    The results of operations from the Company's three industry segments and its operating divisions for 1997 as compared to 1996 are more fully described below:

    Revenues for the Janitorial Divisions segment in 1997 were $713 million, an increase of $106 million or 17% over 1996, while its operating profits increased 18% over 1996. The Janitorial Divisions segment, which includes American Building Maintenance and Easterday Janitorial Supply, accounted for approximately 57% of the Company's consolidated revenues for 1997. Revenues of American Building Maintenance increased by 17% in 1997 as compared to 1996 primarily as a result of significant increases in its Midwest, Northeast, Northern California, and Southwest regions; moderate increases in Southeast, Gulf Central, and Ohio Valley regions; offset by slight decreases in its Canadian, Mid-Pacific, Mid-Atlantic, and South Central regions. Revenues also increased approximately $29 million from acquisitions made during the fiscal year 1997 including acquisition of all the building maintenance operations in New York City from Ogden Corporation on August 1, 1997. This Division's operating profits (revenues minus total expenses) increased by 18% when compared to 1996. The increase in operating profits is principally due to the increased revenues, particularly from the acquisition in New York City, and slightly lower insurance costs. Easterday Janitorial Supply's revenues to non-affiliates for 1997 increased by approximately 17% compared to 1996 generally due to increases in its customer base particularly in Portland, Oregon and Sacramento, California. Operating profits increased 13% as a result of the increased sales volume though at somewhat lower margins.

    Revenues in 1997 from the Public Service Divisions segment, which includes the American Commercial Security Services and Ampco System Parking Divisions, were $243 million, an increase of 7% over 1996. Public Service Divisions accounted for approximately 19% of the Company's consolidated revenues in 1997. The operating profits of this segment were up 3%. American Commercial Security Services reported an increase in revenues of 7% in 1997 as compared to 1996 primarily due to obtaining new customers, particularly in the Southwest and Midwest regions. However, the Division's operating profits decreased by 10% compared to 1996 due primarily to certain large contracts which were bid at smaller margins in order to remain competitive, and an increase in labor costs due to overtime. Ampco System Parking's revenues increased by approximately 7% in 1997 when compared to 1996 and its operating profits increased by 14%. The primary factors accounting for the growth in revenues were increased business at its airport operations and new parking locations in the Northwest region. The improvement of 14% in operating profits is largely due to the increased business in the Northwest and increases in profit margins on its Southern California business as building occupancy improves.

    The Company's Technical Divisions segment includes ABM Engineering Services, Amtech Elevator Services, Amtech Lighting Services, and CommAir Mechanical Services. The Technical Divisions segment through its four Divisions reported revenues of $296 million, an increase of approximately 17% over last year. These revenues represent approximately 24% of the Company's consolidated revenues for 1997. Operating profits of the Technical Divisions increased approximately 30% in 1997 over 1996. ABM Engineering Services Division reported increased revenues of 18% and a 6% increase in operating profits for 1997 as compared to 1996, mostly due to new business in the Northeast region obtained through the Company's acquisition of the on-site engineering operations from

Ogden Corporation. The proportionately lower operating profits increase reflects the lower margins on the business acquired in the Northeast. For 1997, Amtech Elevator Services reported a 10% increase in revenues when compared to the prior year essentially due to strong growth in the service and repair business. This Division's operating profits were up 121%, primarily due to the absence of losses reported in the prior year by its Mexican subsidiary, which was sold May 31, 1996, and lower insurance costs, offset by continuing start up costs of new branches. Amtech Lighting Services' revenues for 1997 increased by 23% while its operating profits increased by 34%. Revenues and operating profits were up as a result of the acquisition of Sica Electrical and Maintenance of New York in November 1, 1996. CommAir Mechanical Services' revenues and operating profits in 1997 increased by 18% and 8%, respectively, over the prior year. The revenue increase is attributable to an increase in construction project work as well as the acquisition on March 1, 1997 of Preferred Mechanical Service in Southern California. A relatively smaller percentage increase in operating profits for the current year is a result of lower margins from larger projects as well as a slight increase in selling, general and administrative expenses.

SAFE HARBOR STATEMENT

    Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995: Because of the factors set forth below, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein which are not historical facts are forward-looking statements that are subject to meaningful risks and uncertainties, including, but not limited to:
(1) the widespread failure of commercial real estate occupancy to improve in the Company's major markets since it relates directly to the need for janitorial and other buildings services, (2) the loss or bankruptcy of one or more of the Company's major customers, which could adversely affect the Company's ability to collect deferred costs or its accounts receivable, (3) any major labor disruptions that may cause loss of revenue or cost increases that non-union companies can use to their advantage in obtaining market share, (4) the failure of the Company's IT or non-IT systems, or those of its customers or vendors, to be Year 2000 compliant, (5) significant shortfall in achieving any acquisition plan to acquire either businesses in new markets or expand customer base in existing ones, (6) any legislation or other government action that severely impacts one or more of the Company's lines of business, such as price controls that could prevent cost recovery and fuel restrictions that might increase the cost to deliver services, (7) the reduction or revocation of the Company's lines of credit which would increase interest expense or the cost of capital, (8) the cancellation or non-renewal of the Company's primary insurance policies, as many customers retain services based on the provider's ability to provide adequate insurance including performance bonds and proof of adequate insurance, (9) any catastrophic uninsured or underinsured claims against the Company, which also might include insurance companies financially incapable of paying claims, (10) the untimely departure of one or more of the Company's key executives, which could affect retention of customers as well as the day to day management of operations, (11) the inability to recruit and hire entry level personnel due to labor shortages, and (12) other material factors that are disclosed from time-to-time in the Company's public filings with the United States Securities and Exchange Commission, such as reports on Forms 8-K, 10-K and 10-Q.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company has market risk in interest rate exposure in the United States, outstanding debt and the related interest expense is currently not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
ABM Industries Incorporated:

    We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                         /S/ KPMG LLP

San Francisco, California
December 14, 1998

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------

OCTOBER 31                                                                               1997       1998
(in thousands of dollars except share amounts)
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                              $   1,783  $   1,844
Accounts receivable (less allowances of $5,923 and $6,761)                               234,464    260,549
Inventories                                                                               21,197     22,965
Deferred income taxes                                                                      8,067     10,505
Prepaid expenses and other current assets                                                 26,005     28,445
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                                 291,516    324,308
Investments and long-term receivables                                                     12,900     12,405
Property, plant and equipment -- net                                                      26,584     27,307
Intangible assets (less accumulated amortization of $30,595 and $39,420)                 100,313    102,776
Deferred income taxes                                                                     25,426     27,509
Other assets                                                                               7,512      7,058
-----------------------------------------------------------------------------------------------------------
                                                                                       $ 464,251  $ 501,363
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
LIABILITIES
Current portion of long-term debt                                                      $   1,393  $     865
Bank overdraft                                                                            12,975      2,475
Trade accounts payable                                                                    34,555     34,992
Income taxes payable                                                                       1,364      5,527
Accrued liabilities:
  Compensation                                                                            35,965     40,914
  Taxes -- other than income                                                              12,609     15,887
  Insurance claims                                                                        25,479     29,254
  Other                                                                                   29,419     27,910
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                            153,759    157,824
Long-term debt                                                                            38,402     33,720
Retirement plans                                                                          13,413     15,974
Insurance claims                                                                          54,464     49,911
-----------------------------------------------------------------------------------------------------------
    Total liabilities                                                                    260,038    257,429
SERIES B 8% SENIOR REDEEMABLE CUMULATIVE PREFERRED STOCK,
  6,400 shares authorized, issued and outstanding, stated at redemption value,
  $1,000 per share                                                                         6,400      6,400
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized; none issued                       --         --
Common stock, $.01 par value; 28,000,000 shares authorized; 20,464,000 and
  21,601,000 shares issued and outstanding in 1997 and 1998, respectively                    205        216
Additional capital                                                                        63,416     79,904
Retained earnings                                                                        134,192    157,414
-----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                           197,813    237,534
-----------------------------------------------------------------------------------------------------------
                                                                                       $ 464,251  $ 501,363
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------------------

YEARS ENDED OCTOBER 31                                                    1996        1997        1998
(in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                                              $1,086,925  $1,252,472  $ 1,501,827
----------------------------------------------------------------------------------------------------------
EXPENSES
Operating expenses and cost of goods sold                                 940,296   1,076,078    1,298,423
Selling, general and administrative                                       105,943     126,755      142,431
Interest                                                                    2,581       2,675        3,465
----------------------------------------------------------------------------------------------------------
                                                                        1,048,820   1,205,508    1,444,319
----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                 38,105      46,964       57,508
Income taxes                                                               16,385      19,725       23,578
----------------------------------------------------------------------------------------------------------
NET INCOME                                                             $   21,720  $   27,239  $    33,930
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
  Basic                                                                $     1.11  $     1.33  $      1.58
  Diluted                                                              $     1.05  $     1.22  $      1.44
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
COMMON AND COMMON EQUIVALENT SHARES
  Basic                                                                    19,123      20,143       21,110
  Diluted                                                                  20,241      21,872       23,161
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------
                                                                        COMMON STOCK
YEARS ENDED OCTOBER 31, 1996, 1997 AND 1998                       ------------------------  ADDITIONAL    RETAINED
(in thousands, except per share amounts)                            SHARES       AMOUNT       CAPITAL     EARNINGS
--------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1995                                               9,366    $      94    $  40,627    $ 101,065
  Net income                                                                                                 21,720
  Dividends:
    Common stock                                                                                             (6,723)
    Preferred stock                                                                                            (512)
  Two-for-one stock split                                              9,669           97          (97)
  Stock issued under employees' stock purchase and option plans          454            4        8,018
--------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1996                                              19,489          195       48,548      115,550
  Net income                                                                                                 27,239
  Dividends:
    Common stock                                                                                             (8,085)
    Preferred stock                                                                                            (512)
  Stock issued under employees' stock purchase and option plans
    and for acquisition                                                  975           10       14,868
--------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1997                                              20,464          205       63,416      134,192
  Net income                                                                                                 33,930
  Dividends:
    Common stock                                                                                            (10,196)
    Preferred stock                                                                                            (512)
  Tax benefit from exercise of stock options                                                       718
  Stock issued under employees' stock purchase and option plans
    and for acquisition                                                1,137           11       15,770
--------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1998                                              21,601    $     216    $  79,904    $ 157,414
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------

YEARS ENDED OCTOBER 31                                                  1996         1997         1998
(in thousands of dollars)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                         $ 1,055,112  $ 1,203,314  $ 1,463,918
Other operating cash receipts                                              1,270        1,126        1,331
Interest received                                                            449          552          682
Cash paid to suppliers and employees                                  (1,017,329)  (1,154,572)  (1,406,600)
Interest paid                                                             (2,418)      (2,685)      (3,334)
Income taxes paid                                                        (20,355)     (19,988)     (23,936)
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 16,729       27,747       32,061
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                               (10,751)     (13,272)     (11,715)
Proceeds from sale of assets                                                 777          660          497
Increase (decrease) in investments and long-term receivables              (5,657)       3,041          495
Intangible assets acquired                                               (13,044)     (28,606)     (10,010)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (28,675)     (38,177)     (20,733)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued, including tax benefit                                 8,022        8,778       15,151
Dividends paid                                                            (7,235)      (8,597)     (10,708)
Increase (decrease) in bank overdraft                                       (426)       8,035      (10,500)
Increase (decrease) in notes payable                                         223          491         (528)
Long-term borrowings                                                     110,777      115,654       93,204
Repayments of long-term borrowings                                       (99,688)    (113,715)     (97,886)
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 11,673       10,646      (11,267)
----------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                        (273)         216           61
Cash and cash equivalents beginning of year                                1,840        1,567        1,783
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF YEAR                                $     1,567  $     1,783  $     1,844
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
Net income                                                           $    21,720  $    27,239  $    33,930
ADJUSTMENTS:
Depreciation and amortization                                             13,651       16,118       19,593
Impairment of long-lived assets                                               --        2,700           --
Provision for bad debts                                                    2,039        2,988        2,821
Gain on sale of assets                                                      (314)        (257)        (202)
Increase (decrease) in deferred income taxes                              (3,556)         237       (4,521)
Increase in accounts receivable                                          (26,890)     (50,312)     (28,907)
Decrease (increase) in inventories                                           516       (4,069)      (1,768)
Increase in prepaid expenses and other current assets                     (1,170)      (5,628)      (2,440)
Decrease (increase) in other assets                                         (645)       1,580          454
Increase (decrease) in income taxes payable                                 (414)        (500)       4,163
Increase in retirement plans accrual                                       2,513        3,273        2,561
Increase (decrease) in insurance claims liability                          4,854        5,212         (778)
Increase in trade accounts payable and other accrued liabilities           4,425       29,166        7,155
----------------------------------------------------------------------------------------------------------
    Total adjustments to net income                                       (4,991)         508       (1,869)
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            $    16,729  $    27,747  $    32,061
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA:
Non-cash investing activities:
  Common stock issued for net assets of business acquired                     --  $     6,100  $     1,348
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

    INTANGIBLE ASSETS: Intangible assets consist of goodwill in the amount of $139,796,000 and other intangible assets in the amount of $2,400,000, net of accumulated amortization of $39,420,000. Goodwill, which represents the excess of cost over fair value of tangible assets of businesses acquired, is amortized on a straight-line basis over periods not exceeding 40 years. It is the Company's policy to carry goodwill applicable to acquisitions prior to 1971 of $1,450,000 at cost until such time as there may be evidence of diminution in value.

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

    NET INCOME PER COMMON SHARE: The company has reported its earnings in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares actually outstanding during the period. Diluted net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Diluted net income per common share is consistent with the Company's former presentation of primary net income per common share. The calculation of these amounts is as follows:

--------------------------------------------------------------------------------------------------------
                                                                      1996         1997         1998
--------------------------------------------------------------------------------------------------------
Net Income                                                         $21,720,000  $27,239,000  $33,930,000
Preferred Stock Dividends                                             (512,000)    (512,000)    (512,000)
--------------------------------------------------------------------------------------------------------
                                                                   $21,208,000  $26,727,000  $33,418,000
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Common shares outstanding -- basic:                                 19,123,000   20,143,000   21,110,000
Effect of dilutive securities:
  Stock options                                                      1,118,000    1,381,000    1,852,000
  Other                                                                      0      348,000      199,000
--------------------------------------------------------------------------------------------------------
  Common shares outstanding -- diluted                              20,241,000   21,872,000   23,161,000
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

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

2. INSURANCE

    Certain insurable risks such as general liability, property damage and workers' compensation are self-insured by the Company. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company's self-insurance program are recorded on a claim-incurred basis. Under this program, the estimated liability for claims incurred but unpaid at October 31, 1997 and 1998 was $79,943,000 and $79,165,000, respectively. In connection with certain self-insurance agreements, the Company has standby letters of credit at October 31, 1998 supporting the estimated unpaid liability in the amounts of $70,069,000.

3. INVENTORIES

    The inventories at October 31, consisted of the following:

-------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               1997     1998
-------------------------------------------------------------------------------------------------------
Janitorial supplies and equipment held for sale                                        $ 4,562  $ 4,839
Parts and materials                                                                     13,643   14,510
Work in process                                                                          2,992    3,616
-------------------------------------------------------------------------------------------------------
                                                                                       $21,197  $22,965
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

4. PROPERTY, PLANT AND EQUIPMENT -- NET

    Property, plant and equipment at October 31, consisted of the following:

-------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               1997     1998
-------------------------------------------------------------------------------------------------------
Land                                                                                   $   911  $   834
Buildings                                                                                3,773    3,968
Transportation equipment                                                                11,211   11,633
Machinery and other equipment                                                           46,147   51,528
Leasehold improvements                                                                  10,476   13,096
-------------------------------------------------------------------------------------------------------
                                                                                        72,518   81,059
Less accumulated depreciation and amortization                                          45,934   53,752
-------------------------------------------------------------------------------------------------------
                                                                                       $26,584  $27,307
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

5. LONG-TERM DEBT AND CREDIT AGREEMENT

    During the third quarter of 1997, the Company replaced its $125 million syndicated line of credit expiring September 22, 1999 with a new $125 million syndicated line of credit expiring July 1, 2002. Effective November 1, 1997, the agreement was amended to increase the amount available to $150 million. The unsecured revolving credit facility provides, at the Company's option, interest at the prime rate or IBOR+.35%. The facility calls for a commitment fee payable quarterly, in arrears, of .12% based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued in conjunction with the Company's self-insurance program plus cash borrowings are considered to be outstanding amounts. As of October 31, 1998, the total outstanding amount under this facility was $101 million comprised of $30 million in loans and $71 million in standby letters of credit. The interest rate at October 31, 1998 on loans outstanding under this agreement ranged from 5.54% to 6.16%. The Company is required, under this agreement to maintain financial ratios and places certain limitations on dividend payments. The Company is prohibited from paying cash dividends exceeding 50% of its net income for any fiscal year.

    In February 1996, the Company entered into a loan agreement with a major U.S. bank which provides a seven-year term loan of $5 million. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due February 15, 1997 through February 15, 2003.

    The long-term debt of $34,585,000 matures in the years ending October 31 as follows: $865,000 in 1999; $859,000 in 2000; $895,000 in 2001, $30,907,000 in
2002, $981,000 in 2003,and $78,000 in subsequent years.

    Long-term debt at October 31, is summarized as follows:

-------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               1997     1998
-------------------------------------------------------------------------------------------------------
Notes payable to bank with interest at 5.54 - 8.25%                                    $34,000  $30,000
Note payable to bank with interest at 6.78%                                              4,777    4,104
Note payable to insurance company with interest at 9.35%                                   636        0
Notes payable with interest at 8.75%                                                       238      177
Other                                                                                      144      304
-------------------------------------------------------------------------------------------------------
                                                                                        39,795   34,585
Less current portion                                                                     1,393      865
-------------------------------------------------------------------------------------------------------
                                                                                       $38,402  $33,720
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

6. EMPLOYEE BENEFIT PLANS

(A) RETIREMENT AGREEMENTS
    The Company has unfunded retirement agreements for approximately 36 current and former directors and senior executives, many of which are fully vested. The agreements provide for annual benefits for ten years commencing at the later of the respective retirement dates of those executives or age 65. The benefits are accrued over the period these directors and senior executives are expected to be employed by the Company. During 1996, 1997 and 1998, amounts accrued under these agreements were $398,000, $629,000 and $513,000 respectively. Payments were made in 1996, 1997 and 1998 in the amounts of $124,000, $124,000 and $207,000, respectively.
(B) 401(k) AND PROFIT SHARING PLAN

    The Company has a profit sharing and 401(k) plan covering certain qualified employees, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company matches certain percentages of employee contributions depending on the participant's length of service. The profit sharing portion of the plan is discretionary and noncontributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees.

    The Company provided for profit sharing contributions of $1,084,000, $1,336,000 and $1,534,000 for 1996, 1997 and 1998, respectively. The Company's matching 401(k) contributions required by the 401(k) plan for 1996, 1997 and 1998 were approximately $664,000, $873,000 and $1,066,000, respectively.

(C) SERVICE AWARD BENEFIT PLAN

    In 1989 the Company adopted an unfunded service award benefit plan, with a retroactive vesting period of five years. This plan is a "severance pay plan" as defined by the Employee Retirement Income Security Act (ERISA) and covers certain qualified employees. The plan provides participants, upon termination, with a guaranteed seven days pay for each year of employment subsequent to November 1, 1989. The Company, at its discretion, may also award additional days each year.

    Net cost of the plan is comprised of:

---------------------------------------------------------------------
(in thousands of dollars)               1996       1997       1998
---------------------------------------------------------------------
Service cost                          $     371  $     298  $     300
Interest                                    176        233        247
---------------------------------------------------------------------
Net cost                              $     547  $     531  $     547
---------------------------------------------------------------------
---------------------------------------------------------------------
Actuarial present value of:
  Vested benefit obligation           $   2,436  $   2,964  $   3,280
  Accumulated benefit obligation      $   2,522  $   3,102  $   3,391
  Projected benefit obligation        $   3,064  $   3,853  $   4,072
---------------------------------------------------------------------
---------------------------------------------------------------------

    Assumptions used in accounting for the plan as of October 31 were:

--------------------------------------------------------------------------------
(in thousands of dollars)                     1996         1997         1998
--------------------------------------------------------------------------------
Weighted average discount rate                      7%           7%           7%
Rate of increase in compensation level              5%           5%           5%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(D) PENSION PLAN UNDER COLLECTIVE BARGAINING

    Certain qualified employees of the Company are covered under union-sponsored collectively bargained multi-employer defined benefit plans. Contributions for these plans were approximately $11,900,000, $14,993,000 and $20,763,000 in 1996,
1997 and 1998, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

7. LEASE COMMITMENTS AND RENTAL EXPENSE

    The Company is obligated under noncancelable operating leases for various facilities and equipment.

    As of October 31, 1998, future minimum lease commitments under noncancelable operating leases are as follows:

-----------------------------------------------------
Years ending (in thousands of dollars)
-----------------------------------------------------
1999                                        $  34,708
2000                                           26,622
2001                                           20,165
2002                                           14,238
2003                                           10,611
Thereafter                                     44,601
-----------------------------------------------------
Total minimum lease commitments             $ 150,945
-----------------------------------------------------
-----------------------------------------------------

    Rental expense for the years ended October 31, is summarized as follows:

------------------------------------------------------------------
(in thousands of dollars)            1996       1997       1998
------------------------------------------------------------------
Minimum rentals under
  noncancelable leases             $  50,834  $  52,997  $  61,648
Contingent rentals                    29,470     32,031     26,071
Short-term rental agreements          11,364     12,201     11,379
------------------------------------------------------------------
                                   $  91,668  $  97,229  $  99,098
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

9. REDEEMABLE CUMULATIVE PREFERRED STOCK

    On June 23, 1993, the Company authorized 6,400 shares of preferred stock having a par value of $0.01 per share. These shares designated as Series B 8% Senior Redeemable Cumulative Preferred Stock (Series B Preferred Stock) shall be entitled to one vote per share on all matters upon which common stockholders are entitled to vote and have a redemption price of $1,000 per share, together with accrued and unpaid dividends thereon. Redemption of the Series B Preferred Stock is at the option of the holders for any or all of the outstanding shares after September 1, 1998 or at the option of the Company after September 1, 2002. The total redemption value of the shares outstanding at October 31, 1997 and 1998 in an amount of $6,400,000 is classified on the Company's balance sheet as redeemable cumulative preferred stock. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series B Preferred Stock shall be paid the redemption price plus all accrued dividends to the date of liquidation, dissolution or winding up of affairs before any payment to other stockholders.

    On September 1, 1993, the Company issued 6,400 shares of its Series B Preferred Stock in conjunction with the acquisition of System Parking. The acquisition agreement provided that one-half, or 3,200 shares, of the Series B Preferred Stock be placed in escrow and will be released upon certain earnout requirements. As of October 31, 1998, none of these shares have been released.

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

    In March 1998, the Company's Board of Directors adopted a stockholder rights plan to replace an existing rights plan that expired on April 22, 1998. The new plan provides for a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock, distributed to stockholders of record on April 22, 1998. The Rights will be exercisable only if a person or group acquires 20% or more of the Company's common stock (an "Acquiring Person") or announces a tender offer for 20% or more of the common stock. Each Right will entitle stockholders to buy one-thousandth of a share of newly created Participating Preferred Stock, par value $.01 per share, of the Company at an initial exercise price of $175 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase at the exercise price common stock (or, in certain circumstances, Participating Preferred Stock) of the Company having a market value at that time of twice the Right's exercise price. These Rightsholders would also be entitled to purchase an equivalent number of shares at the exercise price if the Acquiring Person were to control the Company's Board of Directors and cause the Company to enter into certain mergers or other transactions. In addition, if an Acquiring Person acquired between 20% and 50% of the Company's voting stock, the Company's Board of Directors may, at its option, exchange one share of the Company's common stock for each Right held (other than Rights held by the Acquiring Person). Rights held by the Acquiring Person will become void. The Rights Plan excludes from its operation The Theodore Rosenberg Trust and The Sydney J. Rosenberg Trust, and certain related persons, and, as a result, their holdings will not cause the Rights to become exercisable or nonredeemable or trigger the other features of the Rights. The Rights will expire on April 22, 2008, unless earlier redeemed by the Board at $0.01 per Right.

    As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock awards because the exercise price at date of grant equals or exceeds the market price on that date.

    Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net earnings and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. The use of these models requires subjective assumptions, including future stock price volatility and expected time to exercise, which can have a significant effect on the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 6.4 years, 9.8 years and 11.4 years from the date of grant in fiscal 1996, 1997 and 1998, respectively; expected stock price volatility of 19.5%, 19.5% and 25.3%, respectively; expected dividend yields of 2.6%, 2.6% and 1.5%; and risk free interest rates of 6.8%, 6.5% and 6.0% in fiscal 1996, 1997 and 1998, respectively.

    The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1996, 1997 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net earnings would have been $19,948,000 ($0.96 per share) for fiscal 1996, $24,376,000 ($1.09 per share) for fiscal 1997 and $27,496,000 ($1.17 per share) in fiscal 1998. The impact of outstanding stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 1996, 1997 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all future applicable stock grants.

    Although most of the options granted under the "Price-Vested" Performance Stock Option Plan adopted in 1996 were granted in 1997, the recognition of expense in the SFAS 123 footnote for this Plan increased from $724,296 in 1997 to $5,879,059 in 1998. This accounts for the majority of the increase in the total recognition from all plans from $4,682,235 in 1997 to $10,513,464 in 1998. This large increase results from the requirements contained in SFAS 123. The options from this Plan were granted with a ten-year term. If, during the first four years, the stock price achieved and maintained a set price for ten out of thirty consecutive trading days, the options associated with the price would vest. The prices established were $25, $30, $35 and $40, with 25% of the options vesting at each price point. If, at the end of four years, any of the stock price performance targets were not achieved, then the remaining options would vest at the end of eight years from the date the options were granted. SFAS 123 requires that the projected value of the options be determined on the grant date and recognized over the period in which the options are earned (the vesting period). For these options, the projected value of the options was determined and that value was to be recognized over the eight-year vesting period unless vesting occurred at an earlier date. In 1998 ABM stock achieved and maintained for the requisite ten-day period, the first three price targets. As a result, 75% of the options are now vested, and the projected value of that 75% less the amount recognized in 1997 for those options recognized in this year's footnote. Of the remaining 25% of the originally granted options yet to be vested, one-eighth was recognized last year and one-eighth recognized this year. The remaining amount will be recognized over the next six years unless sooner vested by the stock achieving a price of $40 per share and maintaining that price for ten out of 30 consecutive trading days.

    "AGE-VESTED" CAREER STOCK OPTION PLAN ADOPTED IN 1984, AS AMENDED
    In 1984, the Company adopted a stock option plan whereby 680,000 shares were reserved for grant. In March of 1996, another 1,000,000 shares were reserved for grant under the plan. As amended December 20, 1994, options which have been granted at fair market value are 50% exercisable when the option holders reach their 61st birthday and the remaining 50% will vest on their 64th birthday. To the extent vested, the options may be exercised at any time prior to one year after termination of employment. Options which terminate without being exercised may be reissued.
    Transactions under this plan are summarized as follows:

--------------------------------------------------------------
                                                  Weighted
                                    Number of      Average
                                     Options   Exercise Price
--------------------------------------------------------------
Balance October 31, 1995              655,000       7.64
Terminated                            (16,000)      11.25
--------------------------------------------------------------
Balance October 31, 1996              639,000       7.55
Granted (Weighted average fair
           value of $6.65)              6,000       19.44
Terminated                            (22,000)      11.25
--------------------------------------------------------------
Balance October 31, 1997              623,000       7.53
Granted (Weighted average fair
           value of $13.79)           573,000       30.01
Terminated                            (12,000)      18.82
--------------------------------------------------------------
Balance October 31, 1998            1,184,000      $18.29
--------------------------------------------------------------
--------------------------------------------------------------

--------------------------------------------------------------------------------------
                        Outstanding                                 Exercisable
------------------------------------------------------------  ------------------------
                                   Weighted
                                    Average       Weighted                  Weighted
                                   Remaining       Average                   Average
     Range of        Number of    Contractual     Exercise     Number of    Exercise
      Prices          Options    Life (Years)       Price       Options       Price
--------------------------------------------------------------------------------------
$5.72 - 8.72           446,000             4      $    5.92      140,000    $    6.04
$11.25 - 13.28         164,000             8      $   11.32       24,000    $   11.25
$19.44                   6,000            13      $   19.44           --           --
$29.41 - $36.94        568,000            12      $   30.01       66,000    $   29.41
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

    "TIME-VESTED" INCENTIVE STOCK OPTION PLAN ADOPTED IN 1987, AS AMENDED

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

    Transactions under this plan are summarized as follows:

--------------------------------------------------------------
                                                  Weighted
                                    Number of      Average
                                     Options   Exercise Price
--------------------------------------------------------------
Balance October 31, 1995            1,730,000       8.19
Granted (Weighted average fair
           value of $4.93)            928,000       18.59
Exercised                            (195,000)      7.96
Terminated                            (65,000)      9.32
--------------------------------------------------------------
Balance October 31, 1996            2,398,000       12.21
Granted (Weighted average fair
           value of $4.55)             89,000       19.83
Exercised                            (108,000)      8.70
Terminated                            (64,000)      13.28
--------------------------------------------------------------
Balance October 31, 1997            2,315,000       12.41
Granted (Weighted average fair
           value of $10.20)           266,000       32.28
Exercised                            (486,000)      7.35
Terminated                            (83,000)      15.16
--------------------------------------------------------------
Balance October 31, 1998            2,012,000      $16.40
--------------------------------------------------------------
--------------------------------------------------------------

--------------------------------------------------------------------------------
                     Outstanding                              Exercisable
------------------------------------------------------  ------------------------
                             Weighted
                              Average       Weighted                  Weighted
                             Remaining       Average                   Average
  Range of     Number of    Contractual     Exercise     Number of    Exercise
   Prices       Options    Life (Years)       Price       Options       Price
--------------------------------------------------------------------------------
$8.49 - 13.32    862,000           4.9      $    8.98      804,000    $    8.91
$17.44 - 26.94   919,000           8.1      $   19.16      412,000    $   18.92
$29.41 - 36.59   231,000           9.3      $   33.09       34,000    $   32.49
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    "PRICE-VESTED" PERFORMANCE STOCK OPTION PLAN ADOPTED IN 1996

    In December 1996, the Company adopted a stock option plan under which 1,500,000 shares have been reserved. The options expire 10 years after the date of grant and any options which terminate without being exercised may be reissued. Each option will have a pre-defined vesting price which provides for accelerated vesting if the fair market value of the Company's common stock is equal to or greater than the pre-defined vesting price for 10 trading days in any period of 30 consecutive trading days. Vested options will become exerciseable only after the first anniversary of its grant date. Any option that has not vested prior to the fourth anniversary of its grant date will vest on the eighth anniversary of its grant date.

    Transactions under this plan are summarized as follows:

--------------------------------------------------------------
                                                  Weighted
                                    Number of      Average
                                     Options   Exercise Price
--------------------------------------------------------------
Granted 12/17/96 (Weighted average
           fair value of $6.32)     1,120,000      $20.40
Terminated                            (40,000)      20.00
--------------------------------------------------------------
Balance October 31, 1997            1,080,000       20.41
Granted (Weighted average fair
           value of $14.95)           140,000       36.59
Exercised                             (40,000)      20.00
--------------------------------------------------------------
Balance October 31, 1998            1,180,000      $22.35
--------------------------------------------------------------
--------------------------------------------------------------

--------------------------------------------------------------------------------------
                        Outstanding                                 Exercisable
------------------------------------------------------------  ------------------------
                                   Weighted
                                    Average       Weighted                  Weighted
                                   Remaining       Average                   Average
     Range of        Number of    Contractual     Exercise     Number of    Exercise
      Prices          Options    Life (Years)       Price       Options       Price
--------------------------------------------------------------------------------------
$20.00 - 25.59       1,040,000           8.3      $   20.43      770,000    $   20.44
$36.59                 140,000           9.4      $   36.59       70,000    $   36.59
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

For purposes of the SFAS No. 123 calculation, the weighted average fair value per option was $6.32 and $14.95 for fiscal 1997 and 1998, respectively, which will be amortized over eight years unless accelerated as previously described.

    EMPLOYEE STOCK PURCHASE PLAN ADOPTED IN 1985, AS AMENDED

    In 1985, the Company adopted an employee stock purchase plan that is offered to all employees of the Company, under which sale of 5,000,000 shares of its common stock has been authorized. In March of 1996, the sale of an additional 1,200,000 shares under this plan was authorized. The purchase price of the shares under the plan is the lesser of 85% of the fair market value at the commencement of each plan year or 85% of the fair market value on the date of purchase. Employees may designate up to 10% of their compensation for the purchase of stock. During 1996, 1997 and 1998, 562,000, 520,000 and 562,000
shares of stock were issued under the plan for an aggregate purchase price of $6,437,000, $7,841,000 and $10,873,000, respectively. At October 31, 1998,
294,000 shares remained unissued under the plan.

11. INCOME TAXES

    The provision for income taxes is made up of the following components for each of the years ended October 31:

------------------------------------------------------------------
(in thousands of dollars)            1996       1997       1998
------------------------------------------------------------------
Current
  Federal                          $  17,368  $  18,685  $  22,415
  State                                2,521      2,809      5,647
  Foreign                                 52          8         37
Deferred
  Federal                             (3,250)    (1,619)    (4,149)
  State                                 (306)      (158)      (372)
------------------------------------------------------------------
                                   $  16,385  $  19,725  $  23,578
------------------------------------------------------------------
------------------------------------------------------------------

    Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. statutory rates to pretax income from operations as a result of the following for the years ended October 31:

--------------------------------------------------------------------------
                                           1996        1997        1998
--------------------------------------------------------------------------
Statutory rate                               35.0%       35.0%       35.0%
State and local taxes on income, net
  of federal tax benefit                      3.8%        3.4%        5.6%
Tax credits                                  (0.1)%      (0.9)%      (2.7)%
Nondeductible expenses and other --
  net                                         4.3%        4.5%        3.1%
--------------------------------------------------------------------------
                                             43.0%       42.0%       41.0%
--------------------------------------------------------------------------
--------------------------------------------------------------------------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, are presented below:

-----------------------------------------------------------------
(in thousands of dollars)                      1997       1998
-----------------------------------------------------------------
Deferred tax assets:
  Self-insurance claims                      $  29,217  $  28,767
  Bad debt allowance                            (1,374)     1,073
  Deferred and other compensation                5,161      6,103
  Intangible amortization                        2,314      2,853
  State taxes                                    1,103      1,105
  Other                                          1,988      3,122
-----------------------------------------------------------------
      Total gross deferred tax assets           38,409     43,023
-----------------------------------------------------------------
Deferred tax liabilities:
  Union pension contributions                   (4,907)    (5,161)
  Depreciation                                      (9)       152
-----------------------------------------------------------------
      Total gross deferred tax liabilities      (4,916)    (5,009)
-----------------------------------------------------------------
        Net deferred tax assets              $  33,493  $  38,014
-----------------------------------------------------------------
-----------------------------------------------------------------

    Management has determined the total net deferred tax asset will more likely than not be realized.

    At October 31, 1998, ABM has a capital loss carryover of $1,135,516, which can be carried forward to offset capital gains, if any, to reduce future federal income taxes through October 31, 2001.

12. ACQUISITIONS AND DIVESTITURES

    All acquisitions have been accounted for using the purchase method of accounting; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is generally included in goodwill. Most purchase agreements provide for contingent payments based on the annual pretax income for subsequent periods ranging generally from three to five years. Any such future payments are generally capitalized as goodwill when paid. Cash paid for acquisitions, including any contingent amounts based on subsequent earnings, were approximately $10 million in 1998. In addition, common shares, with a fair market value of approximately $1.3 million at the date of issuance, were issued in 1998 under the contingent payment provisions of a prior year acquisition. Acquisitions and dispositions made during the fiscal year 1998 are discussed below:

    Effective November 14, 1997, the Company, through one of its subsidiaries, acquired contracts and certain operating assets of Cleaning Products, Inc. of Houston, Texas. The terms of purchase for this acquisition were a cash payment for certain operating assets at closing, plus annual contingent payments based on a percentage of revenues to be made over a period of five years. This acquisition contributed approximately $1.2 million in revenues in fiscal year 1998.

    Effective June 1, 1998, the Company, through one of its subsidiaries, acquired the operations and selected assets of Lighting Maintenance, Inc. (LMI) and Fecht Electric Company. Both LMI and Fecht are based in Chicago, Illinois and perform lighting, sign and electrical maintenance and repair. The terms of the purchase for this acquisition were a cash downpayment made at the time of the closing plus annual contingent payments based on operating profits to be made over five years. In 1998 this acquisition contributed approximately $1.5 million in revenues.

    Effective March 1, 1998, the Company acquired janitorial contracts and selected assets of Maintenance Center Building Services, with customers located in Boston, Massachusetts. The terms of the purchase for this acquisition were a cash downpayment made at the time of the closing plus a commission expense based on a percentage of revenues for a period of five years. In fiscal 1998 this acquisition contributed approximately $2.8 million in revenues.

    Effective September 1, 1998, the Company acquired janitorial contracts and selected assets of Professional Corporate Services of Phoenix, Arizona. The terms of purchase for this acquisition were a cash payment for net assets at closing, plus annual contingent payments based on the operating profit to be made over a period of five years. This acquisition contributed approximately $700,000 in revenues in fiscal year 1998.

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

14. QUARTERLY INFORMATION (UNAUDITED)

    (in thousands, except net income per common share)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         FISCAL QUARTER
                                                                             --------------------------------------
OPERATIONS                                                                    FIRST     SECOND    THIRD     FOURTH      YEAR
--------------------------------------------------------------------------------------------------------------------------------

1997
Revenues and other income                                                    $291,638  $294,309  $308,471  $358,054  $ 1,252,472
Gross profit                                                                   38,887    41,054    43,733    52,720      176,394
Net income                                                                      4,840     5,849     7,486     9,064       27,239
Net income per common share:
Basic                                                                            0.24      0.29      0.36      0.44         1.33
Diluted                                                                          0.22      0.26      0.34      0.40         1.22

1998
Revenues and other income                                                    $358,747  $369,034  $381,036  $393,010  $ 1,501,827
Gross profit                                                                   46,253    48,506    52,292    56,353      203,404
Net income                                                                      5,735     7,105     9,526    11,564       33,930
Net income per common share:
Basic                                                                            0.27      0.33      0.44      0.53         1.58
Diluted                                                                          0.25      0.30      0.40      0.49         1.44
--------------------------------------------------------------------------------------------------------------------------------

15. SEGMENT INFORMATION

    The operations of the Company are divided into the following three business segments of the facility services industry for financial reporting purposes:

        / / JANITORIAL DIVISIONS: Provides janitorial cleaning services as well as janitorial supplies and equipment to its customers. Services provided include floor cleaning and finishing, wall and window washing, furniture polishing, rug cleaning, dusting, and other building cleaning services. In addition, this segment markets janitorial supplies and equipment which include cleaning equipment, cleaners, disinfectants, floor cleaners, floor finishes, glass cleaners, and paper products.

        / / PUBLIC SERVICE DIVISIONS: Operates approximately 1,500 parking lots and garages which are either leased from or operated for third parties. This segment also provides uniformed security guards and special investigative and security consulting services. Finally, this segment provides "bundled" facility services for its customers.

        / / TECHNICAL DIVISIONS: Provides a wide range of elevator, engineering, lighting, and HVAC (heating, ventilation and air conditioning) services through its four Divisions. This includes on-site operating engineers to operate, maintain and repair electrical, mechanical, and plumbing systems primarily for high-rise office buildings. It also provides installation, repair and maintenance of elevators and escalators, indoor and outdoor lighting fixtures, and HVAC equipment, as well as energy management consulting services.

SEGMENT INFORMATION (in thousands of dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                      PUBLIC
                                                        JANITORIAL    SERVICE    TECHNICAL                              CONSOLIDATED
FOR THE YEAR ENDED OCTOBER 31, 1996                     DIVISIONS    DIVISIONS   DIVISIONS   CORPORATE   ELIMINATIONS      TOTALS
------------------------------------------------------------------------------------------------------------------------------------
Revenues and other income                                $607,355    $226,312    $252,854    $    404      $             1$,086,925
Intersegment revenues                                      12,829          65         350                   (13,244)            --
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           $620,184    $226,377    $253,204    $    404      $(13,244)     1$,086,925
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                         $ 29,006    $  9,626    $ 15,469    $(13,415)     $              $ 40,686
Interest, expense                                             (29)        (11)          4      (2,545)                      (2,581)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               $ 28,977    $  9,615    $ 15,473    $(15,960)     $              $ 38,105
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                      $157,656    $ 90,129    $ 85,872    $ 46,113      $              $379,770
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                     $  3,565    $  2,176    $  2,080    $    589      $              $  8,410
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                     $  2,506    $  2,085    $    650    $      0      $              $  5,241
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                     $  5,607    $  2,902    $  1,858    $    384      $              $ 10,751
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED OCTOBER 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Revenues and other income                                $713,366     242,943     295,653         510                    1,252,472
Intersegment revenues                                      13,430         108       1,152                   (14,690)             0
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           $726,796    $243,051    $296,805    $    510      $(14,690)     1$,252,472
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                         $ 34,173    $  9,961    $ 20,155    $(14,650)                    $$49,639
Interest, expense                                             (24)        (13)          1      (2,639)                      (2,675)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               $ 34,149    $  9,948    $ 20,156    $(17,289)     $              $ 46,964
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                      $206,456    $ 91,893    $120,858    $ 45,044      $              $464,251
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                     $  3,869    $  2,446    $  2,372    $    634      $              $  9,321
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                     $  3,537    $  2,431    $    829    $      0      $              $  6,797
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                     $  4,882    $  4,257    $  2,966    $  1,167      $              $ 13,272
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED OCTOBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues and other income                                $889,432     253,912     357,954         529                    1,501,827
Intersegment revenues                                      12,901         116         943                   (13,960)             0
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           $902,333    $254,028    $358,897    $    529      $(13,960)     1$,501,827
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                         $ 46,330    $ 10,994    $ 23,771    $(20,122)     $              $ 60,973
Interest, expense                                             (19)         (9)          1      (3,438)                      (3,465)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               $ 46,311    $ 10,985    $ 23,772    $(23,560)     $              $ 57,508
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                      $223,463    $ 96,936    $135,983    $ 44,981      $              $501,363
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                     $  4,608    $  2,531    $  2,450    $  1,109      $              $ 10,698
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                     $  5,166    $  2,544    $  1,185    $      0      $              $  8,895
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                     $  8,174    $  1,820    $  1,721    $      0                     $ 11,715
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

SCHEDULE II

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED VALUATION ACCOUNTS

Years ended October 31, 1996, 1997 and 1998
(in thousands of dollars)

------------------------------------------------------------------------------------------------

                             BALANCE    CHARGES TO   DEDUCTIONS
                            BEGINNING    COSTS AND     NET OF      OTHER ADDITIONS   BALANCE END
                             OF YEAR     EXPENSES    RECOVERIES     (REDUCTIONS)       OF YEAR
------------------------------------------------------------------------------------------------
 Allowance for Doubtful
 Accounts
 Years ended October 31:
  1996                      $   3,755    $   2,039    ($  1,352)      $       0       $   4,442
  1997                          4,442        2,988       (1,507)              0           5,923
  1998                          5,923        2,821       (1,983)              0           6,761
------------------------------------------------------------------------------------------------

ITEM  9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item is incorporated by reference to the information set forth under the caption "Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 1999 Annual Meeting of Stockholders. See also the cover page of this Form 10-K and item 1.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" contained in the Proxy Statement to be used by the Company in connection with its 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated by reference to the information set forth under the caption "Principal Stockholders" contained in the Proxy Statement to be used by the Company in connection with its 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference to the information set forth under the captions "Executive Compensation" and "Certain Relationships and Related Transactions" contained in the Proxy Statement to be used by the Company in connection with the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Form 10-K:

           1. and 2. Consolidated Financial Statements and Consolidated Financial Statement Schedule.

    The following consolidated financial statements of ABM Industries Incorporated and subsidiaries are included in Item 8:

           Independent Auditors' Report

           Consolidated Balance Sheets -- October 31, 1997 and 1998

           Consolidated Statements of Income -- Years ended October 31, 1996, 1997 and 1998

           Consolidated Statements of Stockholders' Equity -- Years ended October 31, 1996, 1997 and 1998

           Consolidated Statements of Cash Flows -- Years ended October 31, 1996, 1997 and 1998

           Notes to Consolidated Financial Statements -- October 31, 1998.

    The following consolidated financial statement schedule of ABM Industries Incorporated and subsidiaries is included in Item 8.

    Schedule II -- Consolidated Valuation Accounts -- Years ended October 31, 1996, 1997 and 1998.

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

    3.  Exhibits:

                   --------------------------------------------------
 Exhibit
  Number                                     Description
            ---------------------------------------------------------------
  3.1  [j]   Certificate of Incorporation, as amended.
  3.2  [a]   Restated Bylaws, as amended effective September 19, 1995.
  4.1  [k]   Credit Agreement, dated June 25, 1997, between Bank of America National
             Trust and Savings Association and the Company.
  4.2  [n]   First Amendment to Credit Agreement dated as of October 21, 1997.
  4.5  [c]   Business Loan Agreement dated February 13, 1996.
 10.2  [j]*  1985 Employee Stock Purchase Plan as amended effective December 19, 1995.
 10.3  [b]*  Supplemental Medical and Dental Plan.
 10.4  [j]*  1984 Executive Stock Option Plan as amended effective December 19, 1995.
 10.7  [f]*  Executive Employment Agreement with Sydney J. Rosenberg.
 10.9  [f]*  Short Form Deed of Trust and Assignment of Rents (dated December 17, 1991)
             between the Company and John F. Egan, together with the related Promissory
             Note (dated January 1, 1992).
10.13  [j]*  1987 Stock Option Plan as amended effective December 19, 1995.
10.16  [d]   Rights Agreement, dated as of March 17, 1998, between the Company and
             ChaseMellon Shareholder Services, L.L.C., as Rights Agent.
10.19  [e]*  Service Award Plan.
10.20  [f]*  Executive Employment Agreement with William W. Steele.
10.21  [f]*  Amended and Restated Retirement Plan for Outside Directors.
10.22  [f]*  Amendment No. 1 to Service Award Plan.
10.23  [g]*  Form of Outside Director Retirement Agreement (dated June 16, 1992).
10.24  [g]*  Executive Employment Agreement with John F. Egan.
10.25  [g]*  Executive Employment Agreement with Jess. E. Benton, III.
10.27  [h]   Guaranty of American Building Maintenance Industries, Inc.
10.28  [i]*  Deferred Compensation Plan.
10.29  [i]*  Form of Existing Executive Employment Agreement Other Than Those Named
             Above.
10.30  [l]*  Executive Employment Agreement with Martinn H. Mandles, as amended by
             Amendments One and Two.
10.31  [l]*  Amendment of Corporate Executive Employment Agreement with William W.
             Steele.
10.32  [l]*  First and Second Amendments of Corporate Executive Employment Agreement
             with John F. Egan.
10.33  [l]*  Amendment of Corporate Executive Employment Agreement with Sydney J.
             Rosenberg.
10.34  [l]*  First and Second Amendments of Corporate Executive Employment Agreement
             with Jess E. Benton, III.
10.35  [l]*  Form of Amendments of Corporate Executive Employment Agreements with Other
             Than Those Named Above.
10.36  [m]*  Form of Indemnification for Directors
10.37  [n]*  Second Amendment of Corporate Executive Employment Agreement with William
             W. Steele.
10.38  [n]*  Second Amendment of Corporate Executive Employment Agreement with Sydney J.
             Rosenberg
10.39  [n]*  Third Amendment of Corporate Executive Employment Agreement with Martinn H.
             Mandles
10.40  [p]*  1996 ABM Industries Incorporated Long-Term Senior Executive Stock Option
             Plan.
10.40  [o]*  Amendment of Corporate Executive Employment Agreement with Martinn H.
             Mandles
10.41  [o]*  Amendment of Corporate Executive Employment Agreement with Jess E. Benton
             III
10.42  *     Executive Employment Agreement with Henrik Slipsager
10.43  *     Second Amendment of Division Executive Employment Agreement with Henrik
             Slipsager
10.44  *     Third Amendment of Division Executive Employment Agreement with Henrik
             Slipsager
10.45  *     Amendment of Division Executive Employment Agreement with Henrik Slipsager
 21.1        Subsidiaries of the Registrant.
 23.1        Consent of Independent Certified Public Accountants.
 27.1        Financial Data Schedule.

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

[d] Incorporated by reference to exhibit 4.1 to the Company's report on Form 8-K dated March 17, 1998.

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

[n] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1996.

[o] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended July 31, 1998.

[p] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended April 30, 1997.

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

ABM INDUSTRIES INCORPORATED

By:                    /s/ William W. Steele
        -------------------------------------------------
                        William W. Steele
         President, Chief Executive Officer and Director
                         January 27, 1999

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

               /s/ William W. Steele                                 /s/ Martinn H. Mandles
 --------------------------------------------------    --------------------------------------------------
                 William W. Steele                                     Martinn H. Mandles
  President, Chief Executive Officer and Director     Chairman of the Board, Chief Administrative Officer
           (Principal Executive Officer)                                  and Director
                  January 27, 1999                                      January 27, 1999

                /s/ David H. Hebble                                  /s/ Vernon E. Skelton
 --------------------------------------------------    --------------------------------------------------
                  David H. Hebble                                      Vernon E. Skelton
      Vice President & Chief Financial Officer               Controller & Chief Accounting Officer
           (Principal Financial Officer)                         (Principal Accounting Officer)
                  January 27, 1999                                      January 27, 1999

              /s/ Maryellen B. Cattani                                  /s/ Linda Chavez
 --------------------------------------------------    --------------------------------------------------
                Maryellen B. Cattani                                      Linda Chavez
                      Director                                              Director
                  January 27, 1999                                      January 27, 1999

                  /s/ John F. Egan                                     /s/ Luke S. Helms
 --------------------------------------------------    --------------------------------------------------
                    John F. Egan                                         Luke S. Helms
            Vice President and Director                                     Director
                  January 27, 1999                                      January 27, 1999

              /s/ Charles T. Horngren                              /s/ Henry L. Kotkins, Jr.
 --------------------------------------------------    --------------------------------------------------
                Charles T. Horngren                                  Henry L. Kotkins, Jr.
                      Director                                              Director
                  January 27, 1999                                      January 27, 1999

               /s/ Theodore Rosenberg                                 /s/ William E. Walsh
 --------------------------------------------------    --------------------------------------------------
                 Theodore Rosenberg                                     William E. Walsh
  Chairman of the Executive Committee and Director                          Director
                  January 27, 1999                                      January 27, 1999