Form 10-Q
period 1999-01-31
ABM INDUSTRIES INC /DE/
filed 1999-03-16
CIK 771497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10 Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 1999

                                       OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

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


          160 PACIFIC AVENUE SUITE 222, SAN FRANCISCO, CALIFORNIA 94111
--------------------------------------------------------------------------------
               (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: 415/733-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of March 11, 1999: 21,924,841

                          ABM INDUSTRIES INCORPORATED
                                    FORM 10-Q
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999
                                TABLE OF CONTENTS


PART I                                                                     PAGE
------                                                                     ----
Item 1     Condensed Consolidated Financial Statements........................2
            Notes to the Condensed Consolidated
             Financial Statements.............................................7
Item 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................8
Item 3     Qualitative and Quantitative Disclosures
            About Market Risk................................................16

PART II

Item 6     Exhibits and Reports on Form 8-K..................................16

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

--------------------------------------------------------------------------------
                                                     OCTOBER 31,     JANUARY 31,
                                                        1998            1999
--------------------------------------------------------------------------------
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                          $  1,844        $  6,359
   Accounts receivable, net                            260,549         265,570
   Inventories                                          22,965          22,144
   Deferred income taxes                                10,505          12,384
   Prepaid expenses and other current assets            28,445          29,429
--------------------------------------------------------------------------------
      Total current assets                             324,308         335,886
--------------------------------------------------------------------------------

INVESTMENTS AND LONG-TERM RECEIVABLES                   12,405          11,777

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land and buildings                                    4,802           4,620
   Transportation equipment                             11,633          11,991
   Machinery and other equipment                        51,528          54,173
   Leasehold improvements                               13,096          13,630
--------------------------------------------------------------------------------
                                                        81,059          84,414
Less accumulated depreciation and amortization          53,752          55,972
--------------------------------------------------------------------------------
Property, plant and equipment, net                      27,307          28,442
--------------------------------------------------------------------------------

INTANGIBLE ASSETS - NET                                102,776         102,426
DEFERRED INCOME TAXES                                   27,509          28,385
OTHER ASSETS                                             7,058           7,071
--------------------------------------------------------------------------------

                                                      $501,363        $513,987
================================================================================


                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

---------------------------------------------------------------------------------
                                                       OCTOBER 31,     JANUARY 31,
                                                           1998           1999
---------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Current  portion of long-term debt                   $    865        $    867
   Bank overdraft                                          2,475              --
   Trade accounts payable                                 34,992          38,992
   Income taxes payable                                    5,527          12,540
   Accrued Liabilities:
      Compensation                                        40,914          37,032
      Taxes - other than income                           15,887          17,287
      Insurance claims                                    29,254          29,617
      Other                                               27,910          31,585
---------------------------------------------------------------------------------
         Total current liabilities                       157,824         167,920
Long-Term Debt (less current portion)                     33,720          25,695
Retirement plans                                          15,974          16,984
Insurance claims                                          49,911          50,568
---------------------------------------------------------------------------------
         Total Liabilities                               257,429         261,167
---------------------------------------------------------------------------------

 SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
    PREFERRED STOCK                                        6,400           6,400

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000                     _               _
   shares authorized;  none issued
 Common stock, $.01 par value, 28,000,000 shares
   authorized; 21,601,000 and 21,833,000 shares
   issued and outstanding at October 31, 1998
   and January 31, 1999, respectively                        216             218
 Additional capital                                       79,904          85,005
 Retained earnings                                       157,414         161,197
---------------------------------------------------------------------------------
         Total stockholders' equity                      237,534         246,420
---------------------------------------------------------------------------------
                                                        $501,363        $513,987
=================================================================================



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1999
                     (In thousands except per share amounts)



----------------------------------------------------------------------------
                                                      1998            1999
----------------------------------------------------------------------------
REVENUES AND OTHER INCOME                           $358,747        $391,831
----------------------------------------------------------------------------

EXPENSES:
   Operating expenses and cost of goods sold         312,494         341,676
   Selling, general and administrative                35,627          37,789
   Interest                                              823             554
----------------------------------------------------------------------------
      Total expenses                                 348,944         380,019
----------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                             9,803          11,812

INCOME TAXES                                           4,068           4,843

----------------------------------------------------------------------------
NET INCOME                                          $  5,735        $  6,969
============================================================================

NET INCOME PER COMMON SHARE
   Basic                                            $   0.27        $   0.32
   Diluted                                          $   0.25        $   0.29

AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic                                              20,641          21,717
   Diluted                                            22,883          23,732

DIVIDENDS PER COMMON SHARE                          $   0.12        $   0.14



The accompanying notes are an integral part of the condensed consolidated financial statements

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1999
                                 (In thousands)

--------------------------------------------------------------------------------
                                                        1998             1999
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                      $ 343,043         $ 385,472
   Other operating cash receipts                           255               668
   Interest received                                       235               197
   Cash paid to suppliers and employees               (337,954)         (366,978)
   Interest paid                                          (591)             (538)
   Income taxes paid                                    (1,573)             (585)
--------------------------------------------------------------------------------
   Net cash provided by operating activities             3,415            18,236
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment           (2,440)           (4,259)
   Proceeds from sale of assets                             29               492
   Decrease (increase) in investments and
      long-term receivable                                (585)              628
   Intangible assets acquired                           (1,048)             (537)
--------------------------------------------------------------------------------
   Net cash used in investing activities                (4,044)           (3,676)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued                                   3,016             3,639
   Dividends paid                                       (2,617)           (3,186)
   Increase (decrease) in cash overdraft                (1,831)           (2,475)
   Increase (decrease) in notes payable                    (22)                2
   Long-term borrowings                                 30,049             4,005
   Repayments of long-term borrowings                  (27,993)          (12,030)
--------------------------------------------------------------------------------
   Net cash provided by (used in) financing
      activities                                           602           (10,045)
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                             (27)            4,515
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD            1,783             1,844
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD              $   1,756         $   6,359
================================================================================


                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1999
                                 (In thousands)



----------------------------------------------------------------------------
                                                    1998             1999
----------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

Net Income                                        $  5,735         $  6,969

Adjustments:
   Depreciation and amortization                     4,793            4,986
   Provision for bad debts                             737              588
   Gain on sale of assets                               (8)              (3)
   Deferred income taxes                              (846)          (2,755)
   Increase in accounts receivable                 (14,344)          (5,609)
   Decrease (increase) in inventories                 (375)             821
   Increase in prepaid expenses and other
      current assets                                (1,342)            (984)
   Decrease (increase) in other assets                 999              (13)
   Increase in income taxes payable                  3,341            7,013
   Increase in retirement plans accrual              1,268            1,010
   Increase (decrease) in insurance claims
      liability                                       (942)           1,020
   Increase in accounts payable and
      other accrued liabilities                      4,399            5,193
----------------------------------------------------------------------------
Total Adjustments to net income                     (2,320)          11,267
----------------------------------------------------------------------------
Net Cash Provided by Operating Activities         $  3,415         $ 18,236
============================================================================



The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ABM INDUSTRIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      GENERAL

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments which are necessary to present fairly the Company's financial position as of January 31, 1999, and the results of operations and cash flows for the three months then ended. These adjustments are of a normal, recurring nature.

        These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filed for the fiscal year ended October 31, 1998 with the Securities and Exchange Commission.

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

                                                Three months Ended          Three months Ended
                                                January 31, 1998             January 31, 1999
                                                ----------------             ----------------
Net Income                                        $  5,735,000                $  6,969,000
Preferred Stock Dividends                             (128,000)                   (128,000)
                                                  ------------                ------------
                                                  $  5,607,000                $  6,841,000
                                                  ============                ============

Common shares outstanding - basic                   20,641,000                  21,717,000

Effect of dilutive securities:
    Stock options                                    2,043,000                   1,869,000
    Other                                              199,000                     146,000
                                                  ------------                ------------

Common shares outstanding - diluted                 22,883,000                  23,732,000
                                                  ============                ============

        For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the three months ended January 31, 1999, options to purchase approximately 306,000 shares of common stock at an average price of $36.67 were excluded from the computation. For the three months ended January 31, 1998, no options were excluded from the computation of diluted net income per common share since the average fair market value of the Company's common stock for the period exceeded the exercise price of all outstanding stock options.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks, expiring July 1, 2002. Effective November 1, 1997, the agreement was amended to increase the amount available to $150 million. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%. As of January 31, 1999, the total amount outstanding was approximately $93 million, which was comprised of loans in the amount of $22 million and standby letters of credit of $71 million. This agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowing and prohibits declaring or paying cash dividends exceeding 50% of the Company's net income for any fiscal year. In February 1996, the Company entered into a loan agreement with a major U.S. bank that provides a seven-year term loan of $5 million. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003. The Company's effective interest rate for all long-term debt borrowings for the quarter ended January 31, 1999 was 6.34%.


At January 31, 1999, working capital was $168.0 million, as compared to $166.5 million at October 31, 1998.

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

    The Project Team has completed a Company-wide inventory of all office equipment, software, hardware, and any product, equipment, service or system that could be impacted by the Year 2000 Issue. This inventory has provided a basis for identifying and prioritizing risk associated with the equipment, hardware, software, and services that the Company utilizes. The Project Team has attempted to assess all relevant issues and has developed a process to assess all new products and services introduced subsequent to the initial inventory. The certification of all office equipment and products is approximately 70 percent complete, and is anticipated to be finished by April 1999.

     The Project Team is in testing phases for its core application programs. All proprietary software, such as its accounting programs, service dispatch systems, and labor control systems, has been fully remediated and is now being tested. Mission-critical proprietary applications, such as the accounting and payroll programs, have also been tested and certified to be Year 2000 compliant by an outside vendor using a second generation code inspection tool. All mission-critical applications are now in beta production and will be completed by July 1999.

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

    The Company has remediated and is testing Company-owned equipment and software that could have an impact on operations, and indirectly the

Company's customers. The Company believes that appropriate steps are being taken to minimize potential risk to its customers; however, there is a concern that customer-owned equipment may not be Year 2000 compliant, which will adversely impact the Company's operational performance. Additionally, there may be a possible misconception among some customers that ABM is responsible for all Year 2000 Issues. The Company plans to inform all customers in writing of the responsibility that the Company is taking with regard to the Year 2000 Issue. There can be no assurance that the systems of other companies on which the Company relies will be Year 2000 compliant, or that the failure of such systems to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition and results of operations.

    Based upon assumptions and forecasts of management at this time, the Company estimates the cost of becoming Year 2000 compliant to be approximately $3.0 million, funded by operating cash flows. The Company believes it is making the necessary modifications and changes to mitigate the Year 2000 Issue. However, there can be no assurance that all the Company's systems will be Year 2000 compliant, that the costs to be Year 2000 compliant will not exceed management's current expectations, or that the failure of such systems to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company is establishing contingency plans for all its major IT systems, field office locations, and largest accounts, in case of unexpected Year 2000 failures. As part of its contingency plans, the Company intends to prepare process manuals that will document the necessary procedures in the event of IT-related failures, such as hardware or software applications, as well as non-IT failures. These procedures will be tested to be certain that the procedures are viable alternatives in the case of a Year 2000 disruption. These manuals will be distributed to all offices of the Company for its coordinated preparation for Year 2000.


ACQUISITIONS

        The operating results of businesses acquired have been included in the accompanying condensed consolidated financial statements from their respective dates of acquisition.

        Effective March 1, 1999, the Company acquired the operations and selected assets of VIP Valet Parking, with customers located in Austin and Houston, Texas. The terms for the purchase of this acquisition were a cash downpayment made at the time of the closing plus annual contingent payments based on operating profits to be made over five years.

RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and first quarter which end on October 31 and January 31, respectively.

THREE MONTHS ENDED JANUARY 31, 1999 VS. THREE MONTHS ENDED JANUARY 31, 1998

        Revenues and other income (hereafter called revenues) for the first quarter of 1999 were $391.8 million compared to $358.7 million in 1998, a 9.2% increase over the same quarter of the prior year. Much of this growth was attributable to new business and price increases, particularly by the Janitorial and Engineering Divisions, as well as acquisitions during 1998. For the quarter ended January 31, 1999, the increase in revenues relating to acquisitions made during 1998 was approximately $3.2 million, approximately 10% of the total revenue increase of $33.1 million.

        As a percentage of revenues, operating expenses and cost of goods sold were 87.2% for the first quarter of 1999, compared to 87.1% in 1998. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) of 12.8% in the first quarter of 1999 was lower than the gross profit of 12.9% for the first quarter of 1998. The gross profit percentage declined mostly due to higher labor and related costs. The Company anticipates these costs to be gradually recovered through future price increases.

        Selling, general and administrative expenses for the first quarter of 1999 were $37.8 million compared to $35.6 million for the corresponding three months of 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 9.6% for the three months ended January 31, 1999, from 9.9% for the same period in 1998, primarily as a result of certain fixed and variable costs not increasing at the same rate as revenues. The $2.2 million increase in selling, general and administrative expenses for the three months ended January 31, 1999, compared to the same period in 1998, is primarily due to expenses related to growth, including the amortization of goodwill, and expenses associated with acquisitions.

        Interest expense was $554,000 for the first quarter of 1999 compared to $823,000 for the same period in 1998, a decrease of $269,000. This decrease was primarily due to lower weighted average borrowings during the first quarter of 1999.

        The pre-tax income for the first quarter of 1999 was $11,812,000 compared to $9,803,000, an increase of 20.5% over the same quarter of 1998. Most of the Company's Divisions reported profit percentage increases higher than the corresponding revenue increases and are discussed below.

        The estimated effective income tax rate for the first quarter of 1999 was 41.0%, compared to 41.5% in the first quarter of 1998. The lower tax rate was for the most part attributable to an increase in various federal and state estimated tax credits.

        Net income for the first quarter of 1999 was $7.0 million, an increase of 22% compared to the net income of $5.7 million for the first quarter of 1998. Diluted net income per common share rose 16.0% to 29 cents for the first quarter of 1999 compared to 25 cents for the same period in 1998. The increase in diluted net income per share was not proportional to the increase in net income due to a 3.7% increase in diluted shares outstanding.

        The results of operations from the Company's three industry segments and its nine operating divisions for the three months ended January 31, 1999, as compared to the three months ended January 31, 1998, are more fully described below:

        The Janitorial Divisions segment, which includes American Building Maintenance (also known as ABM Janitorial Services) and Easterday Janitorial Supply, reported revenues for the first quarter of 1999 of $233.4 million, an increase of approximately $20.3 million, or 9.5%, over the first quarter of 1998. This segment's operating profits (revenues minus expenses, excluding interest and corporate allocations) increased by 19.2% over the comparable quarter of 1998. This is the Company's largest segment and accounted for approximately 60% of the Company's total revenues for the current quarter. American Building Maintenance revenues increased by 10.0% during the first quarter of 1999 as compared to the same quarter of 1998 as a result of increased business nationwide but particularly in the Mid-Atlantic, Southwest and Texas regions. This Division's operating profits increased 19.9% when compared to the same period last year. The increase in operating profits is principally due to increased revenues. Operating profits increased at a higher rate than revenues due primarily to slightly lower labor and labor related costs, as well as administrative expense. Easterday Janitorial Supply's 1999 first quarter revenues decreased by approximately 4.1% compared to the same quarter in 1998. The relatively small decrease was generally due to weak sales in the Portland, and San Francisco markets. Operating profits remained flat in the first quarter of 1999, compared to the same quarter of 1998. Vendor rebates and slightly higher profit margins offset the effect of lower revenues.

        Revenues of the Public Service Divisions segment, which includes American Commercial Security Services (also known as "ACSS" and "ABM

Security Services"), Ampco System Parking (also known as "Ampco System Airport Parking" and "Ampco Express Airport Parking"), and ABM Facility Services, for the first quarter of 1999 were approximately $65.4 million, a 5.8% increase over the same quarter of 1998. Public Service Divisions accounted for approximately 17% of the Company's revenues for the quarter. The operating profits of this segment increased 12.7% in the first quarter of 1999, primarily due to the Ampco System Parking Division. American Commercial Security Services reported a 7.0% increase in revenues, but its operating profits were down by 2.8% in the first quarter of 1999 compared to the same period of 1998. The revenue increase was largely due to the sale of new business by its Los Angeles and Texas offices. The decrease in operating profits was primarily due to slightly higher labor costs and insurance charges. Ampco System Parking's revenues increased by 3.0%, while its operating profits increased 18.4% during the first quarter of 1999 compared to the first quarter of 1998. The increase in revenues was primarily due to growth in its Northern California and Texas operations. The operating profits increase was primarily due to the increased sales of higher margin management contracts. ABM Facility Services was established in November of 1997 as a result of customer requests to provide services from two or more of its Divisions (the ABM Family of Services) under one management. Because this Division is new and depends primarily on management fees for its income, start up costs exceeded revenues during the current quarter. Management does not expect this Division to be profitable during the current year. Revenues generated by this Division are generally reported by the respective Divisions providing services and contribute to the operating profits of those Divisions.

        The Company's Technical Divisions segment includes ABM Engineering Services, Amtech Elevator Services, Amtech Lighting Services and CommAir Mechanical Services. This segment reported revenues of $92.0 million, which represents approximately 23% of the Company's revenues for the first quarter of 1999. Revenues increased approximately 10.9% over the same quarter of last year due to increases in revenues reported by all its Divisions except Amtech Elevator Services. Operating profits of this segment increased 5.0% compared to the first quarter of 1998 due to increases in operating profits of the CommAir Mechanical Services and the ABM Engineering Services Divisions. ABM Engineering Services' revenues increased by 22.2% and its operating profits increased 14.7% for the first quarter of 1999 compared to the same period in 1998. The large revenue increase was due primarily to new business sold in all its operations with particularly strong sales growth in its newer offices in Chicago, Arizona and New York. The smaller percentage increase in operating profits is due to lower margins on contracts in its New York office. Revenues for Amtech Elevator Services decreased by 2.1% compared to the same period in 1998 primarily due to a decrease in repair sales. As a result of lower sales, the Division posted a 9.7% decrease in operating profit for the first quarter compared to the corresponding quarter of 1998. This proportionally larger decrease in operating profits can be attributed primarily to the lower repair sales business, which has higher margins, as well as increased insurance and union benefits. Amtech Lighting Services (also known as Sica Lighting & Electrical Services) reported a 9.4% revenue increase, but operating profits decreased by 9.4% during the first quarter of 1999 compared to the same quarter of the prior year. The decrease in operating profits was primarily due to increased labor and related costs. CommAir Mechanical Services' (also known as "CommAir Preferred Mechanical Services") revenues increased by 6.3%, resulting primarily from increased business in nearly all of its branches. Operating profits for the first quarter of 1999 more than doubled from the prior year first quarter as a result of particular attention to controlling labor and labor-related costs.


SAFE HARBOR STATEMENT

Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995: Because of the factors set forth below, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein which are not historical facts are forward-looking statements. Statements which use the words "expects," "will," "may," "anticipates," "believes," or "intends" are forward-looking statements that are subject to meaningful risks and uncertainties, including, but not limited to: (1) the widespread failure of commercial real estate occupancy to improve in the Company's major markets since it relates directly to the need for janitorial and other buildings services, (2) the loss or bankruptcy of one or more of the Company's major customers, which could adversely affect the Company's ability to collect deferred costs or its accounts receivable, (3) any major labor disruptions that may cause loss of revenue or cost increases that non-union companies can use to their advantage in obtaining market share, (4) the failure of the Company's IT or non-IT systems, or those of its customers or vendors, to be Year 2000 compliant, (5) significant shortfall in achieving any acquisition plan to acquire either businesses in new markets or expand customer base in existing ones, (6) any legislation or other government action that severely impacts one or more of the Company's lines of business, such as price controls that could prevent cost recovery and fuel restrictions that might increase the cost to deliver services, (7) the reduction or revocation of the Company's lines of credit which would increase interest expense or the cost of capital, (8) the cancellation or non-renewal of the Company's primary insurance policies, as many customers retain services based on the provider's ability to provide adequate insurance including performance bonds and proof of adequate insurance, (9) any catastrophic uninsured or underinsured claims against the Company, which also might include insurance companies financially incapable of paying claims, (10) the untimely departure of one or more of the Company's key executives, which could affect retention of customers as well as the day to day management of operations, (11) the inability to recruit and hire entry level personnel due to labor shortages, and (12) other material factors that are disclosed from time-to-time in the Company's public filings with the United States Securities and Exchange Commission, such as reports on Forms 8-K, 10-K and 10-Q.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

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


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 27.1 - Financial Data Schedule

(b) Reports on form 8-K: No reports on form 8-K were filed during the quarter ended January 31, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ABM Industries Incorporated


March 16, 1999                         /s/ David H. Hebble
                                       -----------------------------------------
                                       Vice President, Principal
                                       Financial Officer