Form 10-Q
period 1999-04-30
ABM INDUSTRIES INC /DE/
filed 1999-06-11
CIK 771497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of June 1, 1999: 22,125,574

                           ABM INDUSTRIES INCORPORATED
                                    FORM 10-Q
            FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1999
                                TABLE OF CONTENTS


PART I                                                                       PAGE
------                                                                       ----
Item 1   Condensed Consolidated Financial Statements...........................2
          Notes to the Condensed Consolidated
           Financial Statements................................................7
Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................9
Item 3   Qualitative and Quantitative Disclosures
          About Market Risk...................................................20

PART II
-------

Item 4   Submission of Matters to a Vote of Stockholders......................20
Item 6   Exhibits and Reports on Form 8-K.....................................22

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

----------------------------------------------------------------------------------------
                                                           OCTOBER 31,          APRIL 30,
ASSETS:                                                       1998                1999
----------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                $  1,844            $  1,878
   Accounts receivable, net                                  260,549             267,827
   Inventories                                                22,965              22,709
   Deferred income taxes                                      10,505              13,570
   Prepaid expenses and other current assets                  28,445              30,160
----------------------------------------------------------------------------------------
      Total current assets                                   324,308             336,144
----------------------------------------------------------------------------------------

INVESTMENTS AND LONG-TERM RECEIVABLES                         12,405              13,464

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land and buildings                                          4,802               4,487
   Transportation equipment                                   11,633              12,919
   Machinery and other equipment                              51,528              57,410
   Leasehold improvements                                     13,096              14,229
----------------------------------------------------------------------------------------
                                                              81,059              89,045
Less accumulated depreciation and amortization                53,752              58,540
----------------------------------------------------------------------------------------
Property, plant and equipment, net                            27,307              30,505
----------------------------------------------------------------------------------------

INTANGIBLE ASSETS - NET                                      102,776             106,049
DEFERRED INCOME TAXES                                         27,509              28,269
OTHER ASSETS                                                   7,058               7,928
----------------------------------------------------------------------------------------
                                                            $501,363            $522,359
========================================================================================


                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

--------------------------------------------------------------------------------------
                                                             OCTOBER 31,      APRIL 30,
LIABILITIES AND STOCKHOLDERS' EQUITY:                           1998            1999
--------------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Current portion of long-term debt                          $    865        $    920
   Bank overdraft                                                2,475          15,203
   Trade accounts payable                                       34,992          34,904
   Income taxes payable                                          5,527           7,551
   Accrued Liabilities:
      Compensation                                              40,914          41,741
      Taxes - other than income                                 15,887          15,504
      Insurance claims                                          29,254          29,380
      Other                                                     27,910          31,824
--------------------------------------------------------------------------------------
         Total current liabilities                             157,824         177,027
Long-Term Debt (less current portion)                           33,720          14,949
Retirement plans                                                15,974          17,786
Insurance claims                                                49,911          50,323
--------------------------------------------------------------------------------------
         Total Liabilities                                     257,429         260,085
--------------------------------------------------------------------------------------

 SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
    PREFERRED STOCK                                              6,400           6,400

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000                          --              --
   shares authorized;  none issued
 Common stock, $.01 par value,
   100,000,000 shares authorized;
   21,601,000 and 22,067,000 shares
   issued and outstanding at October 31, 1998                      216             221
   and April 30, 1999, respectively
 Additional capital                                             79,904          89,381
 Retained earnings                                             157,414         166,272
--------------------------------------------------------------------------------------
         Total stockholders' equity                            237,534         255,874
--------------------------------------------------------------------------------------

                                                              $501,363        $522,359
======================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands except per share amounts)


---------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                APRIL 30                        APRIL 30
                                                          1998           1999            1998            1999
---------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                              $369,034        $398,291        $727,781        $790,122

EXPENSES:
   Operating Expenses and Cost of Goods Sold            320,528         348,063         633,022         689,739
   Selling, General and Administrative                   35,344          35,582          70,971          73,371
   Interest                                               1,016             466           1,839           1,020
---------------------------------------------------------------------------------------------------------------
      Total Expenses                                    356,888         384,111         705,832         764,130
---------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                               12,146          14,180          21,949          25,992

INCOME TAXES                                              5,041           5,814           9,109          10,657
---------------------------------------------------------------------------------------------------------------
NET INCOME                                             $  7,105        $  8,366        $ 12,840        $ 15,335
===============================================================================================================

NET INCOME PER COMMON SHARE
   Basic                                               $   0.33        $   0.37        $   0.60        $   0.69
   Diluted                                             $   0.30        $   0.35        $   0.55        $   0.64

AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic                                                 20,996          21,963          20,818          21,840
   Diluted                                               23,230          23,701          23,056          23,717

DIVIDENDS PER COMMON SHARE                             $   0.12        $   0.14        $   0.24        $   0.28

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1999
                                 (In thousands)

---------------------------------------------------------------------------------------------
                                                                       1998           1999
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                      $ 717,976      $ 782,211


   Other operating cash receipts                                           582          1,234
   Interest received                                                       352            388
   Cash paid to suppliers and employees                               (699,748)      (749,576)
   Interest paid                                                        (1,626)        (1,245)
   Income taxes paid                                                   (12,249)       (12,458)
---------------------------------------------------------------------------------------------
   Net cash provided by operating activities                             5,287         20,554
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                           (6,371)        (9,038)
   Proceeds from sale of assets                                          1,255            585
   Increase in investments and
      long-term receivable                                                (381)        (1,059)
   Intangible assets acquired                                           (3,124)        (6,561)
---------------------------------------------------------------------------------------------
   Net cash used in investing activities                                (8,621)       (16,073)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued                                                   6,486          8,018
   Dividends paid                                                       (5,292)        (6,473)
   Increase in cash overdraft                                            6,685         12,724
   Increase in notes payable                                                99             55
   Long-term borrowings                                                 52,126          8,008
   Repayments of long-term borrowings                                  (56,803)       (26,779)
---------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing
      activities                                                         3,301         (4,447)
---------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                             (33)            34
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                            1,783          1,844
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                              $   1,750      $   1,878
=============================================================================================



                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1999
                                 (In thousands)



---------------------------------------------------------------------------------------------------
                                                                               1998          1999
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

Net Income                                                                   $ 12,840      $ 15,335

Adjustments:
   Depreciation and amortization                                                9,527        10,049
   Provision for bad debts                                                      1,508         1,101
   Gain on sale of assets                                                        (108)          (42)
   Deferred income taxes                                                       (1,556)       (3,825)
   Increase in accounts receivable                                             (7,212)       (8,379)
   Decrease (increase) in inventories                                          (1,088)          256
   Increase in prepaid expenses and other
      current assets                                                           (3,462)       (1,715)
   Decrease (increase) in other assets                                            411          (870)
   Increase (decrease) in income taxes payable                                 (1,584)        2,024
   Increase in retirement plans accrual                                         1,537         1,812
   Increase (decrease) in insurance claims
      liability                                                                  (292)          538
   Increase in accounts payable and other
      accrued liabilities                                                      (5,234)        4,270
---------------------------------------------------------------------------------------------------
Total Adjustments to net income                                                (7,553)        5,219
---------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                    $  5,287      $ 20,554
===================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ABM INDUSTRIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      GENERAL

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments which are necessary to present fairly the Company's financial position as of April 30, 1999, and the results of operations and cash flows for the six months then ended. These adjustments are of a normal, recurring nature.

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

                                      Six months Ended  Six months Ended
                                       April 30, 1998    April 30, 1999
                                      ----------------  ----------------
Net Income                              $ 12,840,000      $ 15,335,000
Preferred Stock Dividends                   (256,000)         (256,000)
                                        ------------      ------------
                                        $ 12,584,000      $ 15,079,000
                                        ============      ============

Common shares outstanding - basic         20,818,000        21,840,000

Effect of dilutive securities:
    Stock options                          2,039,000         1,735,000
    Other                                    199,000           142,000
                                        ------------      ------------

Common shares outstanding - diluted       23,056,000        23,717,000
                                        ============      ============

                                         Three months Ended   Three months Ended
                                           April 30, 1998       April 30, 1999
                                         ------------------   ------------------
Net Income                                 $  7,105,000         $  8,366,000
Preferred Stock Dividends                      (128,000)            (128,000)
                                           ------------         ------------
                                           $  6,977,000         $  8,238,000
                                           ============         ============

Common shares outstanding - basic            20,996,000           21,963,000

Effect of dilutive securities:
    Stock options                             2,035,000            1,601,000
    Other                                       199,000              137,000
                                           ------------         ------------

Common shares outstanding - diluted          23,230,000           23,701,000
                                           ============         ============


        For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. On April 30, 1999, options to purchase approximately 1,100,200 shares of common stock at a weighted average exercise price of $31.77 were outstanding, but were excluded from the computation because the options' exercise price was greater than the average market price of the common shares. At April 30, 1998, no options were excluded from the computation of diluted net income per common share since the average fair market value of the Company's common stock for the period exceeded the exercise price of all outstanding stock options.


3.      ACQUISITIONS

     During the six months ended April 30, 1999 the Company completed three business combinations that were accounted for under the purchase method of accounting. The consolidated financial statements include the results of these acquired entities from their respective dates of acquisition. The aggregate consideration paid for these acquisitions consisted of $3,386,000 cash. The aggregate purchase price does not include payments of contingent consideration based upon the results of operations of the businesses acquired.

     The total purchase price was allocated to the fair value of the net assets acquired resulting in goodwill of approximately $2,156,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks, expiring July 1, 2002. Effective November 1, 1997, the agreement was amended to increase the amount available to $150 million. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%. As of April 30, 1999, the total amount outstanding was approximately $76 million, which was comprised of loans in the amount of $12 million and standby letters of credit of $64 million. This agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowing and prohibits declaring or paying cash dividends exceeding 50% of the Company's net income for any fiscal year. In February 1996, the Company entered into a loan agreement with a major U.S. bank that provides a seven-year term loan of $5 million. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003. The Company's effective interest rate for all long-term debt borrowings for the six months ended April 30, 1999 was 6.37%.

        At April 30, 1999, working capital was $159.1 million, as compared to $166.5 million at October 31, 1998.

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

     The Project Team has completed a Company-wide inventory of all office equipment, software, hardware, and any product, equipment, service or system that could be impacted by the Year 2000 Issue. This inventory has provided a basis for identifying and prioritizing risk associated with the equipment, hardware, software, and services that the Company utilizes. The Project Team has attempted to assess all relevant issues and has developed a process to assess all new products and services introduced subsequent to the initial inventory. The inventory process was completed in April 1999.

     The Project Team is in testing phases for its core application programs. All proprietary software, such as its accounting programs, service dispatch systems, and labor control systems, has been fully remediated and tested. Mission-critical proprietary applications, such as the accounting and payroll programs, have also been tested and certified to be Year 2000 compliant by an outside vendor using a second generation code inspection tool. These Year 2000 compliant applications are currently being implemented. The implementation will be completed by July 1999.

        Six Divisions use the Company's proprietary accounting software, which is internally maintained. The Elevator, Lighting and Mechanical Divisions use software purchased from outside vendors. The financial software used by the Elevator Division has been tested and reviewed by the Company and outside consultants. The Supply Division's inventory control system and the Lighting Division's financial applications are currently being tested for compliance. The Mechanical Division will be replacing its accounting and dispatching software with a Year 2000 compliant system. The new software is in the final testing phase, and is anticipated to be installed by July 1999.

     The Project Team has identified vendors that represent 80 percent of the Company's total purchases, and in October 1998, began surveying these vendors to identify their plans to address the Year 2000 Issue. This process was completed in March 1999.

     All vendors with mission-critical IT-related products or services are being tested as mentioned above. The Company is amending its vendor selection process, as needed, to minimize potential vendor-related Year 2000 risks.

     The Company has remediated and is testing Company-owned equipment and software that could have an impact on operations, and indirectly the Company's customers. The Company believes that appropriate steps are being taken to minimize potential risk to its customers; however, there is a concern that customer-owned equipment may not be Year 2000 compliant, which could adversely impact the Company's operational performance. Additionally, there may be a possible misconception among some customers that ABM is responsible for all Year 2000 Issues. The Company sent an informational letter to all major customers informing them of potential issues that could arise from the Year 2000 Issue; additionally, this letter is intended to state the Company's position regarding Year 2000 Issues. There can be no assurance that the systems of other companies on which the Company relies will be Year 2000 compliant, or that the failure of such systems to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Based upon assumptions and forecasts of management at this time, the Company estimates the cost of becoming Year 2000 compliant to be approximately $3.0 million, funded by operating cash flows. The Company believes it is making the necessary modifications and changes to mitigate the Year 2000 Issue. However, there can be no assurance that all the Company's systems will be Year 2000 compliant, that the costs to be Year 2000 compliant will not exceed management's current expectations, or that the failure of such systems to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company is establishing contingency plans for all its major IT systems, field office locations, and largest accounts, in case of unexpected Year 2000 failures. As part of its contingency plans, the Company intends to prepare process manuals that will document the necessary procedures in the event of IT-related failures, such as hardware or software applications, as well as non-IT failures. These procedures will be tested to be certain that the procedures are viable alternatives in the case of a Year 2000 disruption. These manuals will be distributed to all offices of the Company for its coordinated preparation for Year 2000. The Company anticipates having the contingency plan in place by August 1999.

ACQUISITIONS

        The operating results of businesses acquired have been included in the accompanying condensed consolidated financial statements from their respective dates of acquisition.

        Effective February 1, 1999, the Company acquired the operations and selected assets of VIP Valet Parking, with customers located in Austin and Houston, Texas. The terms for the purchase of this acquisition were a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

        Effective April 1, 1999, the Company acquired the operations and selected assets of Commercial Landscaping Services, with operations located in the Carolinas and Tennessee. The terms for the purchase of this acquisition were a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

        Effective April 1, 1999, the Company acquired the operations and selected assets of Integra Services Corporation, with customers located in

Des Moines, Iowa. The terms for the purchase of this acquisition were a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

        These three business combinations were accounted for under the purchase method of accounting. The aggregate consideration paid for these acquisitions consisted of $3,386,000. The aggregate purchase price does not include payments of contingent consideration based upon the results of operations of the businesses acquired.

        Effective May 1, 1999, the Company acquired the operations and stock of Masterclean Systems, Inc., with customers located in Louisville, Kentucky, and Master-Klean, Inc. with customers in Indianapolis, Indiana. The terms for the purchase of these acquisitions were a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and second quarter which end on October 31 and April 30, respectively.

THREE MONTHS ENDED APRIL 30, 1999 VS. THREE MONTHS ENDED APRIL 30, 1998

        Revenues and other income (hereafter called revenues) for the second quarter of 1999 were $398.3 million compared to $369.0 million in 1998, a 7.9% increase over the same quarter of the prior year. Much of this growth was attributable to new business and price increases, particularly by the Janitorial and Engineering Divisions, as well as acquisitions made during 1998. For the quarter ended April 30, 1999, the increase in revenues relating to acquisitions made during 1998 was approximately $3.5 million, approximately 11.9% of the total revenue increase of $29.3 million.

        As a percentage of revenues, operating expenses and cost of goods sold were 87.4% for the second quarter of 1999, compared to 86.9% in 1998. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) of 12.6% in the second quarter of 1999 was lower than the gross profit of 13.1% for the second quarter of 1998. The gross profit percentage declined mostly due to higher labor and related costs. The Company expects these costs to be gradually recovered through future price increases.

        Selling, general and administrative expenses for the second quarter of 1999 were $35.6 million compared to $35.3 million for the corresponding three months of 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 8.9% for the three months ended April 30, 1999, from 9.6% for the same period in 1998, primarily as a result of certain fixed and variable costs not increasing at the same rate as revenues. The $238,000 increase in selling, general and administrative expenses for the three months ended April 30, 1999, compared to the same period in 1998, is primarily due to expenses related to growth, including the amortization of goodwill, and data processing expenses associated with the installation of a new enterprise resource plan.

        Interest expense was $466,000 for the second quarter of 1999 compared to $1,016,000 for the same period in 1998, a decrease of $550,000. This decrease was due to lower weighted average borrowings during the second quarter of 1999.

        The pre-tax income for the second quarter of 1999 was $14,180,000 compared to $12,146,000, an increase of 16.7% over the same quarter of 1998. All but two of the Company's Divisions reported profit percentage increases and are discussed below.

        The estimated effective income tax rate for the second quarter of 1999 was 41.0%, compared to 41.5% in the second quarter of 1998. The lower tax rate was for the most part attributable to an increase in various federal and state estimated tax credits.

        Net income for the second quarter of 1999 was $8,366,000 an increase of 17.7% compared to the net income of $7,105,000 for the second quarter of 1998. Diluted net income per common share rose 16.7% to 35 cents for the second quarter of 1999 compared to 30 cents for the same period in 1998. The increase in diluted net income per share was slightly disproportional to the increase in net income due to a 2.0% increase in diluted shares outstanding.

        The results of operations from the Company's three industry segments and its nine operating divisions for the three months ended April 30, 1999, as compared to the three months ended April 30, 1998, are more fully described below:

        The Janitorial Divisions segment, which includes American Building Maintenance (also known as ABM Janitorial Services) and Easterday Janitorial Supply, reported revenues for the second quarter of 1999 of $235.9 million, an increase of approximately $18.5 million, or 8.5%, over the second quarter of 1998. This segment's operating profits (revenues minus expenses, excluding interest and corporate allocations) increased by 3.1% over the comparable quarter of 1998. This is the Company's largest segment and accounted for approximately 59% of the Company's total revenues for the current quarter. American Building Maintenance revenues increased by 8.9% during the second quarter of 1999 as compared to the same quarter of 1998 as a result of increased business nationwide but particularly in the Mid-Atlantic, Southeast, Southwest and Texas regions. This Division's operating profits increased 3.1% when compared to the same period last year. The increase in operating profits is principally due to increased revenues. Operating profits increased at a slightly lower rate than revenues due primarily to slightly higher labor costs. Easterday Janitorial Supply's 1999 second quarter revenues decreased by approximately 3.5% compared to the same quarter in 1998. The relatively small decrease was generally due to weak sales in the Portland, and San Francisco markets. Operating profits remained basically flat in the second quarter of 1999, compared to the same quarter of 1998. Vendor rebates and higher profit margins offset the effect of lower revenues.

        Revenues of the Public Service Divisions segment, which includes American Commercial Security Services (also known as "ACSS" and "ABM Security Services"), Ampco System Parking (also known as "Ampco System Airport Parking" and "Ampco Express Airport Parking"), and ABM Facility Services, for the second quarter of 1999 were approximately $66.8 million, a 3.3% increase over the same quarter of 1998. Public Service Divisions accounted for approximately 17% of the Company's revenues for the second quarter of 1999. The operating profits of this segment decreased 1.3% in the second quarter of 1999, due to the Security Division. American Commercial Security Services reported a 4.9% increase in revenues, but its operating profits were down by 37.0% in the second quarter of 1999 compared to the same period of 1998. The revenue increase was largely due to the sale of new business by its Phoenix, New Orleans, Southern California and Texas offices. The decrease in operating profits was primarily due to higher labor and related costs. Ampco System Parking's revenues increased by 1.3%, while its operating profits increased 15.9% during the second quarter of 1999 compared to the second quarter of 1998. The increase in revenues was primarily due to growth in its California and Texas operations. The operating profits increase was due to the increased sales of higher margin management contracts. ABM Facility Services was established in November of 1997 as a result of customer requests to provide services from two or more of its Divisions (the ABM Family of Services) under one management. Because this Division is new and depends primarily on management fees for its income, start up costs exceeded revenues during the current quarter. Management does not expect this Division to be profitable during the current year. Revenues generated by this Division are generally reported by the respective Divisions providing services and contribute to the operating profits of those Divisions.

        The Company's Technical Divisions segment includes ABM Engineering Services, Amtech Elevator Services, Amtech Lighting Services and CommAir Mechanical Services. This segment reported revenues of $95.3 million, which represents approximately 24% of the Company's revenues for the second quarter of 1999. Revenues increased approximately 10.0% over the same quarter of last year due to increases in revenues reported by all its Divisions. Operating profits of this segment increased 3.6% compared to the second quarter of 1998 due to increases in operating profits in all of its Divisions except Amtech Lighting. ABM Engineering Services' revenues increased by 14.4% and its operating profits increased 5.8% for the second quarter of 1999 compared to the same period in 1998. The revenue increase was due primarily to new business sold in all its operations with particularly strong sales growth in its newer offices in Chicago and Arizona as well as Southern California. The smaller percentage increase in operating profits is due to lower margins on contracts in its New York office. In addition, profit margins in California have declined due to increased competition. Revenues for Amtech Elevator Services increased by 5.9% compared to the same period in 1998 primarily due to an increase in maintenance contract and modernization sales. As a result of higher sales, the Division posted a 3.5% increase in operating profit for the second quarter compared to the corresponding quarter of 1998. Amtech Lighting Services reported a 6.2% revenue increase, but operating profits decreased by 12.0% during the second quarter of 1999 compared to the same quarter of the prior year. The decrease in operating profits was primarily due to increased labor and related costs. CommAir Mechanical Services' (also known as "CommAir Preferred Mechanical Services") revenues increased by 12.4%, resulting primarily from increased business in nearly all of its branches. Operating profits for the second quarter of 1999 more than doubled from the prior year second quarter as a result of lower administrative labor and related costs.

SIX MONTHS ENDED APRIL 30, 1999 VS. SIX MONTHS ENDED APRIL 30, 1998

        Revenues and other income for the first six months of 1999 were $790.1 million compared to $727.8 million in 1998, an 8.6% increase over the same period of the prior year. Much of this growth was attributable to new business and price increases, as well as acquisitions made during 1998. For the six months ended April 30, 1999, the increase in revenues relating to acquisitions made during 1998 was approximately $7.0 million or 11.2% of the total revenue increase of $62.3 million.

        As a percentage of revenues, operating expenses and cost of goods sold were 87.3% for the first half of 1999, compared to 87.0% in 1998. Consequently, as a percentage of revenues, the Company's gross profit of 12.7% in the first six months of 1999 was lower than the gross profit of

13.0% for the first six months of 1998. The gross profit percentage declined mostly due to higher labor and related costs. The Company expects these costs to be gradually recovered through price increases.

        Selling, general and administrative expenses for the first six months of 1999 were $73.4 million compared to $71.0 million for the corresponding six months of 1998. As a percentage of revenues, selling, general and administrative expenses decreased slightly, from 9.8% for the six months ended April 30, 1998, to 9.3% for the same period in 1999, primarily as a result of certain fixed and variable costs not increasing at the same rate as sales. The increase in the dollar amount, of selling, general and administrative expenses, $2.4 million, for the six months ended April 30, 1999, compared to the same period in 1998, is primarily due to expenses related to growth and to a somewhat lesser extent expenses associated with the installation of a new enterprise resource plan.

        Interest expense was $1,020,000 for the first six months of 1999 compared to $1,839,000 for the same period in 1998, a decrease of $819,000. This decrease was primarily due to lower weighted average borrowings during the first six months of 1999.

        The pre-tax income for the first six months of 1999 was $26.0 million compared to $21.9 million, an increase of 18.7% over the same period in 1998. The growth in pre-tax income outpaced revenue growth for the first half of 1999 as a result of lower administrative and interest expense.

        The estimated effective income tax rate for the first six months of 1999 was 41%, compared to 41.5% in the first six months of 1998. The lower tax rate was due for the most part to an increase in various federal and state tax credits.

        As a result, net income for the first six months of 1999 was $15.3 million an increase of 19.5%, compared to the net income of $12.8 million for the same period of 1998. Diluted net income per common share rose 16.4% to 64 cents for the first six months of 1999 compared to 55 cents for the same period in 1998. The increase in diluted net income per share was not proportional to the increase in net income due to a 3% increase in the average number of common and common equivalent shares outstanding.

        The results of operations from the Company's three industry segments and its nine operating Divisions for the six months ended April 30, 1999, as compared to the six months ended April 30, 1998, are more fully described below:

        The Janitorial Divisions segment, which includes the operating Divisions of American Building Maintenance (also known as ABM Janitorial

Services) and Easterday Janitorial Supply, reported revenues for the first six months of 1999 of $469.4 million, an increase of approximately $38.7 million, or 9.0% over the same period of 1998. This segment's operating profits increased by 10.6% over the comparable period of 1998. This is the Company's largest segment and accounted for approximately 59% of the Company's total revenues for the current six months. American Building Maintenance's revenues increased by 9.5% during the first six months of 1999, as compared to the same period of 1998, as a result of increased sales, particularly in the Mid-Atlantic, Southeast, Southwest and Texas regions. This Division's operating profits increased 11.0% when compared to the same period last year due to sales growth. Easterday Janitorial Supply's 1999 first six months revenue decreased by approximately 3.8% compared to the same period in 1998 generally due to weak sales in the Portland and San Francisco markets. However, operating profits remained approximately the same compared to 1998 because higher profit margins and vendor rebates offset the effect of lower sales.

        Revenues of the Public Service Divisions segment, which includes American Commercial Security Services (also known as "ACSS" and "ABM Security Services"), Ampco System Parking, and ABM Facility Services, for the first six months of 1999 were approximately $132.2 million, a 4.5% increase over the same period of 1998. Public Service Divisions accounted for approximately 17% of the Company's revenues. The operating profits of this segment increased 5.5% in the first six months of 1999 due to Ampco System Parking. American Commercial Security Services reported an increase in revenues of 6.0%, but its operating profits were down by 19.0% in the first six months of 1999 compared to the same period of 1998. The revenue increase was largely due to the sale of new business by its Phoenix, New Orleans, Southern California and Texas offices. The decrease in operating profit was primarily due to higher wages driven by low unemployment levels in this Division's major markets, which were not passed on through price increases due to competition. Ampco System Parking Division's revenues increased by 2.1%, while its profits increased 17.0% during the first six months of 1999 compared to the first six months of 1998. The small increase in revenues was mostly due to growth in its California and Texas regions offset by declines in its national airport business. The proportionally higher operating profit increase was due to sales of higher margin management contracts. ABM Facility Services was established in November of 1997 as a result of customer requests to provide services from two or more of its Divisions (the ABM Family of Services) under one management. Because this Division is new and depends primarily on management fees for its income, start up costs exceeded revenues during the current quarter. Management does not expect this Division to be profitable during the current year. Revenues generated by this Division are generally reported by the respective Divisions providing services and contribute to the operating profits of those Divisions.

        The Company's Technical Divisions segment includes ABM Engineering Services (also known as Amtech Engineering Services), Amtech Elevator Services, Amtech Lighting Services and CommAir Mechanical Services. This segment reported revenues of $188.0 million, which represent approximately 24% of the Company's revenues for the first six months of 1999. This represents an increase of approximately 10.4% over the same period of last year due to increases in revenues reported by all its Divisions. Operating profit of this segment increased 4.3% compared to the first six months of 1998 due to increases in operating profits of its CommAir Mechanical and Engineering Divisions, offset by decreases in its Elevator and Lighting Divisions. ABM Engineering Services' revenues increased by 18.3% and its operating profits increased 10.2% for the first six months of 1999 compared to the same period in 1998. The large revenue increase was due primarily to new business in Arizona, California and Chicago. The increase in operating profits is due to increased sales offset by lower profit margins. Revenues for Amtech Elevator Services were up by 1.9% for the first six months of 1999 over the same period of 1998. The Division posted a 2.5% decrease in operating profit for the first six months of 1999 compared to the corresponding period of 1998. This decrease in profits can be attributed to slightly higher labor and related costs, as well as an increase in liability insurance. Amtech Lighting Services reported a 7.8% revenue increase due to increased sales in most regions. Operating profits decreased by 10.8% during the first six months of 1999 compared to the same period of the prior year primarily due to lower margins as a result of competition and slightly higher selling and administrative labor costs. CommAir Mechanical Services revenues increased by 9.5%, resulting from increased business in nearly all of its branches. Operating profits for the first six months of 1999 increased by 131.6% compared to the prior year period as a result of increased sales and lower administrative expenses.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders.

        a) The Annual Meeting of Stockholders was held on March 16, 1999.

        b) The following directors nominated by management were elected by a vote of stockholders: Maryellen B. Cattani, Esq., John F. Egan, Charles T. Horngren.

The following directors remained in office: Linda Chavez, Luke S. Helms, Henry
L. Kotkins, Jr., Martinn H. Mandles, Theodore Rosenberg, William W. Steele and William E. Walsh


        c) Proposal 1 - Election of Directors

                                                  Against
                                                     or                            Broker
Nominee:                             For          Withheld      Abstentions       Nonvotes
Maryellen B. Cattani, Esq.       18,044,345        78,980            0               0
John F. Egan.                    18,032,706        90,619            0               0
Charles T. Horngren              18,037,076        86,249            0               0


        d) Proposal 2 - Approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock, par value $.01 per share, that the Company shall have authority to issue from 28,000,000 to 100,000,000.

                                    Against
                                       or                                 Broker
                 For                Withheld          Abstentions        Nonvotes
              14,341,704           3,720,565             61,056             0


        e) Proposal 3 - Approval of an amendment to the Company's Employee Stock Purchase Plan adopted in 1985, to increase the number of shares authorized for issuance thereunder by 1,200,000 shares.

                                   Against
                                      or                                   Broker
                 For               Withheld           Abstentions         Nonvotes
              14,515,018          1,168,839             230,802          2,208,666

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 3.1.1 - Certificate of Amendment of Certificate
                        of Incorporation dated March 16, 1999
        Exhibit 10.46 - Amendment numbers 1, 2 and 3 to the Employee Stock
                        Purchase Plan (Incorporated by reference to exhibits 99.1, 99.2 and 99.3 to Form S-8 Registration Statement (File No. 333-78425) filed by the registrant)
        Exhibit 27.1  - Financial Data Schedule

(b) Reports on form 8-K: No reports on form 8-K were filed during the quarter ended April 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ABM Industries Incorporated


June 11, 1999                          /s/ David H. Hebble
-------------                          -----------------------------------------
                                       Vice President, Principal
                                       Financial Officer

                                 EXHIBIT INDEX


   Exhibit
     No.                          Description
   -------                        -----------
   3.1.1         Certificate of Amendment of Certificate of Incorporation dated
                 March 16, 1999

   10.46         Amendment numbers 1, 2 and 3 to the Employee Stock Purchase
                 Plan (Incorporated by reference to exhibits 99.1, 99.2 and 99.3 to Form S-8 Registration Statement (File No. 333-78425) filed by the registrant)

   27.1          Financial Data Schedule