Form 10-Q
period 1999-07-31
ABM INDUSTRIES INC /DE/
filed 1999-09-14
CIK 771497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of September 1, 1999: 22,341,226

                           ABM INDUSTRIES INCORPORATED
                                    FORM 10-Q

            FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 1999

                                TABLE OF CONTENTS

PART I                                                                     PAGE

Item 1     Condensed Consolidated Financial Statements........................2
            Notes to the Condensed Consolidated
             Financial Statements.............................................7
Item 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................9
Item 3     Qualitative and Quantitative Disclosures
            About Market Risk................................................20

PART II

Item 6     Exhibits and Reports on Form 8-K..................................21

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

---------------------------------------------------- ------------------ - ------------------
                                                     OCTOBER 31, 1998       JULY 31, 1999
ASSETS:
---------------------------------------------------- ------------------ - ------------------
CURRENT ASSETS:
   Cash and cash equivalents                              $    1,844            $   2,048
   Accounts receivable, net                                  260,549              283,718
   Inventories                                                22,965               22,383
   Deferred income taxes                                      10,505               14,480
   Prepaid expenses and other current assets                  28,445               30,565
---------------------------------------------------- ---------------- ---- -----------------
      Total current assets                                   324,308              353,194
---------------------------------------------------- ---------------- ---- -----------------

INVESTMENTS AND LONG-TERM RECEIVABLES                         12,405               14,031

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land and buildings                                          4,802                4,517
   Transportation equipment                                   11,633               13,545
   Machinery and other equipment                              51,528               60,818
   Leasehold improvements                                     13,096               14,934
---------------------------------------------------- ---------------- ---- -----------------
                                                              81,059               93,814
Less accumulated depreciation and amortization                53,752               61,078
---------------------------------------------------- ---------------- ---- -----------------
Property, plant and equipment, net                            27,307               32,736
---------------------------------------------------- ---------------- ---- -----------------

INTANGIBLE ASSETS - NET                                      102,776              105,818
DEFERRED INCOME TAXES                                         27,509               29,569
OTHER ASSETS                                                   7,058                9,017
---------------------------------------------------- ---------------- ---- -----------------

                                                          $  501,363            $ 544,365
==================================================== ================ ==== =================


                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

--------------------------------------------------- ----------------- -- ------------------
                                                     OCTOBER 31, 1998       JULY 31, 1999
LIABILITIES AND STOCKHOLDERS' EQUITY:
--------------------------------------------------- ----------------- -- ------------------
CURRENT LIABILITIES:

   Current  portion of long-term debt                   $       865          $      891
   Bank overdraft                                             2,475              12,252
   Trade accounts payable                                    34,992              35,462
   Income taxes payable                                       5,527               8,402
   Accrued Liabilities:

      Compensation                                           40,914              41,545
      Taxes - other than income                              15,887              16,850
      Insurance claims                                       29,254              29,605
      Other                                                  27,910              31,304
--------------------------------------------------- ----------------- -- ------------------
         Total current liabilities                          157,824             176,311
Long-Term Debt (less current portion)                        33,720              24,929
Retirement plans                                             15,974              18,545
Insurance claims                                             49,911              50,752
--------------------------------------------------- ----------------- -- ------------------
         Total Liabilities                                  257,429             270,537
--------------------------------------------------- ----------------- -- ------------------

 SERIES B 8% SENIOR REDEEMABLE CUMULATIVE

    PREFERRED STOCK                                           6,400               6,400

STOCKHOLDERS' EQUITY:

 Preferred stock, $0.01 par value, 500,000                        _                   _
   shares authorized;  none issued
 Common stock, $.01 par value,
   100,000,000 shares authorized;
   21,601,000 and 22,265,000 shares

   issued and outstanding at October 31, 1998                   216                 223
   and July 31, 1999, respectively

 Additional capital                                          79,904              93,047
 Retained earnings                                          157,414             174,158
--------------------------------------------------- ----------------- -- ------------------
         Total stockholders' equity                         237,534             267,428
--------------------------------------------------- ----------------- -- ------------------

                                                        $   501,363          $  544,365
=================================================== ================= == ==================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands except per share amounts)

---------------------------------------------------- ------------------------------------ ----------------------------------
                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    JULY 31                             JULY 31
                                                             1998                1999             1998               1999
---------------------------------------------------- ---------------- -- ---------------- --------------- -- ---------------

REVENUES AND OTHER INCOME                                $   381,036         $   412,689      $1,108,817         $1,202,811

EXPENSES:

   Operating Expenses and Cost of Goods Sold                 328,744             356,105         961,766          1,045,844
   Selling, General and Administrative                        35,198              37,214         106,169            110,585
   Interest                                                      811                 507           2,650              1,527
---------------------------------------------------- ---------------- -- ---------------- --------------- -- ---------------
      Total Expenses                                         364,753             393,826       1,070,585          1,157,956
---------------------------------------------------- ---------------- -- ---------------- --------------- -- ---------------

INCOME BEFORE INCOME TAXES                                    16,283              18,863          38,232             44,855

INCOME TAXES                                                   6,757               7,734          15,866             18,391

---------------------------------------------------- ---------------- -- ---------------- --------------- -- ---------------
NET INCOME                                               $     9,526         $    11,129      $   22,366         $   26,464
==================================================== ================ == ================ =============== == ===============

NET INCOME PER COMMON SHARE

   Basic                                                 $    0.44           $    0.50        $    1.05          $    1.19
   Diluted                                               $    0.40           $    0.46        $    0.95          $    1.10

AVERAGE NUMBER OF SHARES OUTSTANDING

   Basic                                                      21,304              22,183          20,980             21,954
   Diluted                                                    23,237              23,866          23,116             23,767

DIVIDENDS PER COMMON SHARE                               $    0.12           $    0.14        $    0.36          $    0.42

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1999
                                 (In thousands)

------------------------------------------------------ ------------------- - -----------------
                                                             1998                 1999
------------------------------------------------------ ----------------- -- ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                            $1,082,151           $1,177,450


   Other operating cash receipts                                  971                1,434
   Interest received                                              484                  679
   Cash paid to suppliers and employees                    (1,053,787)          (1,135,197)
   Interest paid                                               (2,559)              (1,695)
   Income taxes paid                                          (16,022)             (21,551)
------------------------------------------------------ ----------------- -- ------------------
   Net cash provided by operating activities                   11,238               21,120
------------------------------------------------------ ----------------- -- ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment                  (8,235)             (14,184)
   Proceeds from sale of assets                                   395                  776
   Decrease (increase) in investments and
      long-term receivable                                         10               (1,626)
   Intangible assets acquired                                  (7,050)              (8,860)
------------------------------------------------------ ----------------- -- ------------------
   Net cash used in investing activities                      (14,880)             (23,894)
------------------------------------------------------ ----------------- -- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Common stock issued                                         10,314               11,686
   Dividends paid                                              (7,988)              (9,720)
   Increase in cash overdraft                                   1,895                9,777
   Increase in notes payable                                      145                   25
   Long-term borrowings                                        80,172               39,037
   Repayments of long-term borrowings                         (80,864)             (47,827)
------------------------------------------------------ ----------------- -- ------------------
   Net cash provided by financing
      activities                                                3,674                2,978
------------------------------------------------------ ----------------- -- ------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                     32                  204
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                   1,783                1,844
====================================================== ================= == ==================
CASH AND CASH EQUIVALENTS END OF PERIOD                      $  1,815             $  2,048
====================================================== ================= == ==================


                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1999
                                 (In thousands)

------------------------------------------------------- -----------------  ------------------
                                                                1998               1999
------------------------------------------------------- -----------------  ------------------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

Net Income                                                $   22,366         $   26,464

Adjustments:

   Depreciation and amortization                             14,395             15,321
   Provision for bad debts                                    2,177              1,772
   Gain on sale of assets                                      (155)               (60)
   Deferred income taxes                                     (1,279)            (6,035)
   Increase in accounts receivable                          (23,436)           (24,941)
   Decrease (increase) in inventories                        (1,123)               582
   Increase in prepaid expenses and other
      current assets                                         (3,615)            (2,120)
   Decrease (increase) in other assets                          524             (1,959)
   Increase in income taxes payable                           1,123              2,875
   Increase in retirement plans accrual                       2,124              2,571
   Increase (decrease) in insurance claims
      liability                                                (436)             1,192
   Increase(decrease)in accounts payable
      and other accrued liabilities                          (1,427)             5,458
------------------------------------------------------- -----------------  ------------------
Total adjustments to net income                             (11,128)            (5,344)
------------------------------------------------------- -----------------  ------------------

Net Cash Provided by Operating Activities                 $   11,238         $   21,120
======================================================= =================  ==================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ABM INDUSTRIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments which are necessary to present fairly the Company's financial position as of July 31, 1999, and the results of operations and cash flows for the nine months then ended. These adjustments are of a normal, recurring nature.

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


                                          Nine months Ended       Nine months Ended
                                            July 31, 1998           July 31, 1999
                                            -------------           -------------
Net Income                                   $ 22,366,000           $ 26,464,000
Preferred Stock Dividends                        (384,000)              (384,000)
                                               -----------            -----------
                                             $ 21,982,000           $ 26,080,000
                                               ==========             ============
Common shares outstanding - basic              20,980,000             21,954,000

Effect of dilutive securities:

    Stock options                               1,937,000              1,718,000
    Other                                         199,000                 95,000
                                                 --------              ---------
Common shares outstanding - diluted            23,116,000             23,767,000
                                               ==========             ==========


                                         Three months Ended    Three months Ended
                                            July 31, 1998         July 31, 1999
                                         ------------------    ------------------
Net Income                                    $ 9,526,000         $ 11,129,000
Preferred Stock Dividends                        (128,000)            (128,000)
                                                ---------           ----------
                                              $ 9,398,000         $ 11,001,000
                                                =========           ==========
Common shares outstanding - basic              21,304,000           22,183,000

Effect of dilutive securities:
    Stock options                               1,734,000            1,546,000
    Other                                         199,000              137,000
                                                 --------             --------
Common shares outstanding - diluted            23,237,000           23,866,000
                                               ==========           ==========



        For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. On July 31, 1999, options to purchase approximately 1,100,000 shares of common stock at a weighted average exercise price of $31.80 were outstanding, but were excluded from the computation because the options' exercise price was greater than the average market price of the common shares. At July 31, 1998, 671,750 shares of common stock at a weighted average exercise price of $29.80 were outstanding, but were excluded from the computation because the options' exercise price was greater than the average market price of the common shares.

3. ACQUISITIONS

     During the nine months ended July 31, 1999 the Company completed five business combinations that were accounted for under the purchase method of accounting. The consolidated financial statements include the results of these acquired entities from their respective dates of acquisition. The aggregate consideration paid for these acquisitions consisted of $6,469,000 cash. The aggregate purchase price does not include payments of contingent consideration based upon the results of operations of the businesses acquired.

     The total purchase price was allocated to the fair value of the net assets acquired resulting in goodwill of approximately $4,163,000, which is being amortized over ten years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks, expiring July 1, 2002. Effective November 1, 1997, the agreement was amended to increase the amount available to $150 million. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%. As of July 31, 1999, the total amount outstanding was approximately $86 million, which was comprised of loans in the amount of $22 million and standby letters of credit of $64 million. This agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowing and prohibits declaring or paying cash dividends exceeding 50% of the Company's net income for any fiscal year. In February 1996, the Company entered into a loan agreement with a major U.S. bank that provides a seven-year term loan of $5 million. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003. The Company's effective interest rate for all long-term debt borrowings for the nine months ended July 31, 1999 was 6.58%.

        At July 31, 1999, working capital was $176.9 million, as compared to $166.5 million at October 31, 1998.


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

        The Company is currently involved in four proceedings relating to environmental matters: one involving alleged potential soil and groundwater contamination at a Company facility in Florida; one involving alleged potential soil contamination at a former Company facility in Arizona; one involving alleged potential soil and groundwater contamination of a parking garage previously operated by the Company in Washington; and, one involving alleged potential soil and groundwater contamination at a former dry-cleaning facility leased by the Company in Nevada. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company's financial position or its results of operations.

YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written and embedded chips being designed that use two digits rather than four digits to define the applicable year. As a result, there is a potential that existing computer programs and hardware will be unable to accurately process dates beyond the year 1999. This could result in system errors or failures that could impact both administration and operations. In mid-1997, the Company established a dedicated Project Team that has initiated a Company-wide effort to mitigate the Year 2000 issue. The Project Team has developed a detailed plan for becoming Year 2000 compliant that consists of the following eight phases: awareness, inventory, risk assessment, remediation, testing, implementation, certification, and contingency planning. The Year 2000 issue encompasses both information technology ("IT") related systems, such as the Company's accounting software, and non-IT related systems such as the impact to the Company due to the non-compliance of major vendors or customers.

     The Company continues to inform all levels of management within the Company of Year 2000 issues by producing and distributing quarterly newsletters. In turn, the Company's management is able to effectively communicate with third parties with regard to Year 2000 issues. Additionally, the Project Team maintains a discussion database that is available to managers within the Company for their review and input. This database is updated weekly; managers are notified of the updates via e-mail.

     The Project Team has completed a Company-wide inventory of all office equipment, software, hardware, and any product, equipment, service or system that could be impacted by the Year 2000 issue. This inventory has provided a basis for identifying and prioritizing risk associated with the equipment, hardware, software, and services that the Company utilizes. The inventory and risk assessment process was completed in April 1999. Non-PC related hardware has been remediated and is considered Year 2000 compliant. A company-wide replacement of PC and related hardware is currently in progress and will be completed in November 1999. The Project Team has attempted to assess all relevant issues and has developed a process to assess all new products and services introduced subsequent to the initial inventory and assessment.

     Six Divisions use the Company's proprietary accounting software, which is internally maintained. Year 2000 compliant versions of this software have been implemented for these divisions as of August 1999. The Elevator, Lighting, Supply, and Mechanical Divisions use software purchased from outside vendors. The financial software used by the Elevator Division has been made Year 2000 compliant. The Supply Division's inventory control system and the Lighting Division's financial applications were made Year 2000 compliant in August 1999. The Mechanical Division replaced its accounting and dispatching software with a Year 2000 compliant system in July 1999.

     The Project Team has identified vendors that represent 80 percent of the Company's total purchases, and in October 1998, began surveying these vendors to identify their plans to address the Year 2000 issue. This process was completed in March 1999. Based upon the results of these surveys, alternate suppliers have been identified for all vendors who were found either to be non-compliant, pending compliance, or who did not respond. Surveys were sent to all lessors to ensure that facilities, where the Company's employees work, will not be impacted by Year 2000 issues.

     The Company has established contingency plans for all its field office locations, which includes business continuity plans customized for each division, employee safety and a disaster recovery plan for the Company's data. As part of this plan, the Company produced process manuals that document the necessary procedures in the event of a Year 2000 related failure. These manuals will be distributed to all offices of the Company for its coordinated preparation for Year 2000 in October 1999. The anticipated date of final roll-out of the contingency plans to all offices is November 1999.

     The Company believes that appropriate steps are being taken to minimize potential risk to its customers; however, there is a concern that customer-owned equipment may not be Year 2000 compliant, which could adversely impact the Company's operational performance. Additionally, there may be a possible misconception among some customers that the Company is responsible for all Year 2000 issues. The Company sent an informational letter to all major customers informing them of potential issues that could arise from the Year 2000 issue. There can be no assurance that the systems of other companies on which the Company relies will be Year 2000 compliant, or that the failure of such systems to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Based upon assumptions and forecasts of management at this time, the Company estimates the cost, including internal costs, of becoming Year 2000 compliant to be approximately $3.0 million, funded by operating cash flows. The Company believes it is making the necessary modifications and changes to mitigate the Year 2000 issue. However, there can be no assurance that all the Company's systems will be Year 2000 compliant, that the costs to be Year 2000 compliant will not exceed management's current expectations, or that the failure of such systems to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Effective July 1, 1999, the Company acquired the operations and selected assets of Suburban Lighting Company, with customers located in Minnesota and other parts of the upper Midwest. The terms for the purchase of this acquisition were a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

        These five business combinations were accounted for under the purchase method of accounting. The aggregate consideration paid for these acquisitions consisted of $6,469,000. The aggregate purchase price does not include payments of contingent consideration based upon the results of operations of the businesses acquired.

        Effective August 1, 1999, the Company acquired the operations and selected assets of FaciliTech, with customers located in the Minneapolis/St. Paul metropolitan area of Minnesota. The terms for the purchase of this acquisition were a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

INTERNAL INVESTIGATION

        The Audit Committee of the Board of Directors, comprised of three outside directors, has been investigating allegations of questionable payments and related accounting practices in connection with several janitorial service contracts awarded to one of its building maintenance subsidiaries. These contracts total less than 5% of the Company's consolidated revenues. Having now concluded this investigation, the Company does not believe that there have been any material misstatements in its financial statements for past periods, or that the matter investigated will have any material impact on its financial condition or results of operations. However, in an abundance of caution, the Company's Board of Directors will refer this matter to appropriate government agencies, with which the Company will fully cooperate.

RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and third quarter which end on October 31 and July 31, respectively.

THREE MONTHS ENDED JULY 31, 1999 VS. THREE MONTHS ENDED JULY 31, 1998

        Revenues and other income (hereafter called revenues) for the third quarter of 1999 were $412.7 million compared to $381.0 million in 1998, an 8.3% increase over the same quarter of the prior year. Much of this growth was attributable to new business and price increases, particularly by the Janitorial and Engineering Divisions, as well as acquisitions made during 1998. For the quarter ended July 31, 1999, the increase in revenues relating to acquisitions made during 1998 was $3.7 million, 11.7% of the total revenue increase of $31.7 million.

        As a percentage of revenues, operating expenses and cost of goods sold were 86.3% for the third quarter of both 1999 and 1998. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) also remained the same at 13.7% for the third quarter of 1999 and 1998. Slight increases in labor and related costs were offset by a number of other expenses.

        Selling, general and administrative expenses for the third quarter of

1999 were $37.2 million compared to $35.2 million for the corresponding three months of 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 9.0% for the three months ended July 31, 1999, from 9.2% for the same period in 1998, primarily as a result of certain fixed and variable costs that do not increase at the same rate as revenues, and a reduction in legal costs. The $2.0 million increase in selling, general and administrative expenses for the three months ended July 31, 1999, compared to the same period in 1998, is primarily due to expenses related to growth, including the amortization of goodwill, and data processing expenses associated with the installation of a new enterprise resource plan.

        Interest expense was $0.5 million for the third quarter of 1999 compared to $0.8 million for the same period in 1998, a decrease of $0.3 million. This decrease was due to lower weighted average borrowings during the third quarter of 1999.

        The pre-tax income for the third quarter of 1999 was $18.9 million compared to $16.3 million, an increase of 15.8% over the same quarter of 1998. The growth in pretax earnings outpaced the 8.3% increase in revenue, as a result of the lower increase in selling, general and administrative expenses. Five of the Company's nine Divisions reported profit percentage increases and are discussed in more detail below.

        The estimated effective income tax rate for the third quarter of 1999 was 41.0%, compared to 41.5% in the third quarter of 1998. The lower tax rate was, for the most part, attributable to an increase in various federal and state estimated tax credits.

        Net income for the third quarter of 1999 was $11.1 million, an increase of 16.8% compared to the net income of $9.5 million for the third quarter of 1998. Diluted net income per common share rose 15.0% to 46 cents for the third quarter of 1999 compared to 40 cents for the same period in 1998. The increase in diluted net income per share was slightly disproportional to the increase in net income due to a 2.7% increase in diluted shares outstanding.

        The results of operations from the Company's three industry segments and its nine operating divisions for the three months ended July 31, 1999, as compared to the three months ended July 31, 1998, are more fully described below:

        The Janitorial Divisions segment, which includes American Building Maintenance (also known as ABM Janitorial Services) and Easterday Janitorial Supply, reported revenues for the third quarter of 1999 of $242.1 million, an increase of $16.2 million, or 7.2%, over the third quarter of 1998. This segment's operating profits (revenues minus expenses, excluding interest and corporate allocations) increased by 14.9% over the comparable quarter of 1998. This is the Company's largest segment and accounted for 59% of the Company's total revenues for the current quarter. American Building Maintenance revenues increased by 7.1% during the third quarter of 1999 as compared to the same quarter of 1998 as a result of increased business nationwide but particularly in the Mid-Atlantic, Southeast, Southwest and Texas regions. This Division's operating profits increased 16.9% when compared to the same period last year. Operating profits increased at a higher rate than revenues due primarily to a slight reduction in labor and related costs partly as a reduction of accruals in excess of amounts required. In addition, there was a small decline in selling and administrative expenses as a percent of sales. Easterday Janitorial Supply's third quarter revenues for 1999 increased by 10.9% compared to the same quarter in 1998. The increase was generally due to increased business in its Houston, Texas and Sacramento, California branches, offset by continued weak sales in its Portland, Oregon and San Francisco, California markets. Operating profits decreased 28.1% in the third quarter of 1999, compared to the same quarter of 1998 due primarily to higher costs of inventory sold reflecting lower margins necessary for competitive pricing.

        Revenues of the Public Service Divisions segment, which includes American Commercial Security Services (also known as "ACSS" and "ABM Security Services"), Ampco System Parking (also known as "Ampco System Airport Parking" and "Ampco Express Airport Parking"), and ABM Facility Services, for the third quarter of 1999 were $69.3 million, a 9.9% increase over the same quarter of 1998. Public Service Divisions accounted for 17% of the Company's revenues for the third quarter of 1999. The operating profits of this segment decreased 11.4% in the third quarter of 1999, due to the lower margins of the Security Division. American Commercial Security Services reported an 8.1% increase in revenues, but its operating profits were down by 30.7% in the third quarter of 1999 compared to the same period of 1998. The revenue increase was largely due to new business in Houston, Phoenix, New Orleans and Southern California. The decrease in operating profits was primarily due to higher labor and related costs as a result of a shortage of qualified employees available to work at competitive pay rates and having to bid new jobs at lower margins as a result of increased competition. Ampco System Parking's revenues increased by 10.5%, while its operating profits increased 1.9% during the third quarter of 1999 compared to the third quarter of 1998. The increase in revenues was primarily due to continued growth in its California and Texas operations. The operating profits increase was due to slightly higher margins on its management contracts, offset by proportionally higher selling, general and administrative expenses. ABM Facility Services was established in November of 1997 as a result of customer requests to provide services from two or more of its Divisions (the ABM Family of Services) under one management. Because this Division is relatively new and depends primarily on management fees for its income, start up costs exceeded revenues during the current quarter. Management does not expect this Division to be profitable during the current year. Revenues generated by this Division are generally reported by the respective Divisions providing services and contribute to the operating profits of those Divisions.

        The Company's Technical Divisions segment includes ABM Engineering Services, Amtech Elevator Services, Amtech Lighting Services and CommAir Mechanical Services. This segment reported revenues of $101.1 million, which represents 24% of the Company's revenues for the third quarter of 1999. Revenues increased 10.0% over the same quarter of last year due to increases in revenues reported by all its Divisions. Operating profits of this segment increased 4.4% compared to the third quarter of 1998 due to increases in operating profits in its Amtech Lighting and Amtech Elevator Divisions. ABM Engineering Services' revenues increased by 8.1% but its operating profits decreased 1.7% for the third quarter of 1999 compared to the same period in 1998. The revenue increase was due primarily to new business in all its operations, with particularly strong sales growth in its newer offices in Chicago and Arizona, as well as Southern California. The small decrease in operating profits was due to low margins on contracts in its New York and Philadelphia operations and slightly higher selling, general and administrative expenses. Revenues for Amtech Elevator Services increased by 12.5% compared to the same period in 1998 primarily due to an increase in maintenance contract and modernization sales, particularly in the Northern California operation. As a result, the Division posted a 6.9% increase in operating profit for the third quarter compared to the corresponding quarter of 1998. Profits were disproportional to the sales increase due to a slight increase in selling, general and administrative expenses. Amtech Lighting Services reported an 11.9% revenue increase, and operating profits increased by 16.4% during the third quarter of 1999 compared to the same quarter of the prior year. The increase in operating profits was primarily due to slightly lower labor costs. CommAir Mechanical Services' (also known as "CommAir Preferred Mechanical Services") revenues increased by 7.3%, resulting primarily from increased business throughout most of its branches in California. Operating profits for the third quarter of 1999 decreased by 7.8% compared to the same quarter of the prior year as a result of losses related to a construction project in Southern California.

NINE MONTHS ENDED JULY 31, 1999 VS. NINE MONTHS ENDED JULY 31, 1998

        Revenues and other income for the first nine months of 1999 were $1,202.8 million compared to $1,108.8 million in 1998, an 8.5% increase over the same period of the prior year. Much of this growth was attributable to new business and price increases, as well as acquisitions made during 1998. For the nine months ended July 31, 1999, the increase in revenues relating to acquisitions made during 1998 was $10.6 million or 11.3% of the total revenue increase of $94.0 million. As a percentage of revenues, operating expenses and cost of goods sold were 86.9% for the first nine months of 1999, compared to 86.7% in 1998. Consequently, as a percentage of revenues, the Company's gross profit of 13.1% in the first nine months of 1999 was lower than the gross profit of 13.3% for the first nine months of 1998. The gross profit percentage declined mostly due to higher labor and related costs. The Company anticipates these costs to be gradually recovered through price increases.

        Selling, general and administrative expenses for the first nine months of 1999 were $110.6 million compared to $106.2 million for the corresponding nine months of 1998. As a percentage of revenues, selling, general and administrative expenses decreased, from 9.6% for the nine months ended July 31, 1998, to 9.2% for the same period in 1999, primarily as a result of certain fixed and variable costs that do not increase at the same rate as sales, and a reduction of legal costs. The increase in the dollar amount, of selling, general and administrative expenses, $4.4 million, for the nine months ended July 31, 1999, compared to the same period in 1998, is primarily due to expenses related to growth and to a somewhat lesser extent expenses associated with the installation of a new enterprise resource plan.

        Interest expense was $1.5 million for the first nine months of 1999 compared to $2.6 million for the same period in 1998, a decrease of $1.1 million. This decrease was primarily due to lower weighted average borrowings during the first nine months of 1999.

        The pre-tax income for the first nine months of 1999 was $44.9 million compared to $38.2 million, an increase of 17.3% over the same period in 1998. The growth in pre-tax income outpaced revenue growth for the first three quarters of 1999 as a result of lower interest costs and a lower increase in selling, general and administrative expenses.

        The estimated effective income tax rate for the first nine months of 1999 was 41%, compared to 41.5% in the first nine months of 1998. The lower tax rate was due, for the most part, to an increase in various federal and state tax credits.

        As a result, net income for the first nine months of 1999 was $26.5 million an increase of 18.3%, compared to the net income of $22.4 million for the same period of 1998. Diluted net income per common share rose 15.8% to $1.10 for the first nine months of 1999 compared to $0.95 for the same period in 1998. The increase in diluted net income per share was not proportional to the increase in net income due to a 2.8% increase in the average number of common and common equivalent shares outstanding.

        The results of operations from the Company's three industry segments and its nine operating Divisions for the nine months ended July 31, 1999, as compared to the nine months ended July 31, 1998, are more fully described below:

        The Janitorial Divisions segment, which includes the operating Divisions of American Building Maintenance (also known as ABM Janitorial Services) and Easterday Janitorial Supply, reported revenues for the first nine months of 1999 of $711.5 million, an increase of $55.0 million, or 8.4% over the same period of 1998. This segment's operating profits increased by 12.2% over the comparable period of 1998. This is the Company's largest segment and accounted for 59% of the Company's total revenues for the current nine months. American Building Maintenance's revenues increased by 8.6% during the first nine months of 1999, as compared to the same period of 1998, as a result of increased business nationwide, but particularly in the Mid-Atlantic, Southeast, Southwest and Texas regions. This Division's operating profits increased 13.2% when compared to the same period last year. Operating profits increased at a higher rate than revenues due to lower labor and related costs, and slightly lower selling, general and administrative expenses. Easterday Janitorial Supply's revenue for the first nine months of 1999 increased by 1.3% compared to the same period in 1998. This small increase is generally due to weak sales in the Portland, Oregon and San Francisco, California markets. Operating profits decreased by 12.7% compared to the comparable period of 1998, as a result of increases in the cost of inventory sold and additional labor costs, which were not passed on to customers through price increases.

        Revenues of the Public Service Divisions segment, which includes American Commercial Security Services (also known as "ACSS" and "ABM Security Services"), Ampco System Parking, and ABM Facility Services, for the first nine months of 1999 were $201.5 million, a 6.3% increase over the same period of 1998. Public Service Divisions accounted for 17% of the Company's revenues. The operating profits of this segment decreased 1.8% in the first nine months of 1999 due to American Commercial Security Services and ABM Facility Services. American Commercial Security Services reported an increase in revenues of 6.7%, but its operating profits were down by 23.7% in the first nine months of 1999 compared to the same period of 1998. The revenue increase was largely due to new business in Houston, Phoenix, New Orleans, and Southern California. The decrease in operating profit was primarily due to higher labor and related costs as a result of a shortage of qualified employees available to work at competitive pay rates and having to bid new jobs at lower margins as a result of increased competition. Ampco System Parking Division's revenues increased by 4.8%, while its profits increased 10.5% during the first nine months of 1999 compared to the first nine months of 1998. The increase in revenues was mostly due to new business in its California regions. The proportionally higher operating profit increase was due to increased sales of higher margin management contracts. ABM Facility Services was established in November of 1997 as a result of customer requests to provide services from two or more of its Divisions (the ABM Family of Services) under one management. Because this Division is relatively new and depends primarily on management fees for its income, start up costs exceeded revenues during the current quarter. Management does not expect this Division to be profitable during the current year. Revenues generated by this Division are generally reported by the respective Divisions providing services and contribute to the operating profits of those Divisions.

        The Company's Technical Divisions segment includes ABM Engineering Services (also known as Amtech Engineering Services), Amtech Elevator Services, Amtech Lighting Services and CommAir Mechanical Services. This segment reported revenues of $289.1 million, which represents 24% of the Company's revenues for the first nine months of 1999. This represents an increase of 10.3% over the same period of last year due to increases in revenues reported by all its Divisions. Operating profit of this segment increased 4.3% compared to the first nine months of 1998 due to increases in operating profits of its CommAir Mechanical, Elevator and Engineering Divisions, offset by decreases in its Lighting Division. ABM Engineering Services' revenues increased by 14.6% and its operating profits increased 5.5% for the first nine months of 1999 compared to the same period in 1998. The revenue increase was due primarily to new business in all its operations, with particularly strong sales growth in its newer offices in Chicago and Arizona, as well as Southern California. The increase in operating profits is due to increased business offset by declining margins in its New York and Philadelphia operations. Revenues for Amtech Elevator Services were up by 5.5% for the first nine months of 1999 over the same period of 1998. The Division posted a 1.3% increase in operating profit for the first nine months of 1999 compared to the corresponding period of 1998. This increase in profits can be attributed to higher sales at lower margins. Amtech Lighting Services reported a 9.2% revenue increase due to increased business, primarily in Atlanta, Chicago, New Orleans, New York and Oakland. Operating profits decreased by 1.8% during the first nine months of 1999 compared to the same period of the prior year primarily due to lower margins resulting from higher labor and material costs. CommAir Mechanical Services' revenues increased by 8.7%, resulting from increased business throughout most of its branches in California. California. Operating profits for the first nine months of 1999 increased by 33.4% compared to the prior year period as a result of increased sales and keeping the selling, general and administrative expenses relatively flat compared to the prior nine months.

SAFE HARBOR STATEMENT

        Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995: Because of the factors set forth below, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein which are not historical facts are forward-looking statements that are subject to meaningful risks and uncertainties, including but not limited to: (1) significant decreases in commercial real estate occupancy, resulting in reduced demand and prices for building maintenance and other facility services, in the Company's major markets, (2) loss or bankruptcy of one or more of the Company's major customers, which could adversely affect the Company's ability to collect its accounts receivable or recover its deferred costs, (3) major collective bargaining issues that may cause loss of revenues or cost increases that nonunion companies can use to their advantage in gaining market share, (4) failure of the Company's electronic data processing, telecommunications and related systems, or those of its major customers or vendors, to be Year 2000 compliant, (5) significant shortfalls in adding additional customers in existing and new territories and markets, (6) a protracted slowdown in the Company's acquisition program, (7) legislation or other governmental action that severely impacts one or more of the Company's lines of business, such as price controls that could restrict price increases, or the unrecovered cost of any universal employer-paid health insurance, as well as government investigations that adversely affect the Company, (8) reduction or revocation of the Company's lines of credit, which would increase interest expense or the cost of capital, (9) cancellation or nonrenewal of the Company's primary insurance policies, as many customers contract out services based on the contractor's ability to provide adequate insurance coverage and limits, (10) catastrophic uninsured or underinsured claims against the Company, or the inability of the Company's insurance carriers to pay otherwise insured claims, (11) resignation, termination, death or disability of one or more of the Company's key executives, which could adversely affect customer retention and day-to-day management of the Company, (12) inability to employ entry level personnel due to labor shortages, and (13) other material factors that are disclosed from time to time in the Company's public filings with the United States Securities and Exchange Commission, such as reports on Forms 8-K, 10-K and 10-Q.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 3.2 By-laws, amended and restated as of June 15, 1999

    Exhibit 3.2.1 - Resolution Amending the By-laws effective February 12, 1999

    Exhibit 27.1 - Financial Data Schedule

(b) Reports on form 8-K: No reports on form 8-K were filed during the quarter ended July 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ABM Industries Incorporated

September 13, 1999           /s/ David H. Hebble
------------------           -------------------
                             David H. Hebble
                             Vice President, Principal
                             Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ABM Industries Incorporated

September 13, 1999
------------------           -------------------
                             David H. Hebble
                             Vice President, Principal
                             Financial Officer

                                 EXHIBIT INDEX


Exhibit 3.2           By-laws, amended and restated as of June 15, 1999

Exhibit 3.2.1         Resolution Amending the By-laws effective February 12, 1999

Exhibit 27.1          Financial Data Schedule

