Form 10-K405
period 1999-10-31
ABM INDUSTRIES INC /DE/
filed 2000-01-28
CIK 771497

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 (Mark One)
                 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES
                                          EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

            OR        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES
                                      EXCHANGE ACT OF 1934

         For the Transition Period from  __________  to  __________  .

                         Commission File Number 1-8929
                          ABM INDUSTRIES INCORPORATED
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           94-1369354
 (State or other jurisdiction of incorporation or          (IRS Employer Identification Number)
                   organization)

         160 PACIFIC AVENUE, SUITE 222, SAN FRANCISCO, CALIFORNIA 94111
             (Address and zip code of principal executive offices)

                            TELEPHONE: 415/733-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                Title of Each Class                      Name of Each Exchange on Which Registered
           COMMON STOCK, $.01 PAR VALUE                           NEW YORK STOCK EXCHANGE
          PREFERRED STOCK PURCHASE RIGHTS                         NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No _

As of December 31, 1999, nonaffiliates of the registrant beneficially owned 16,859,393 shares of the registrant's common stock with an aggregate market value of $343,510,132.

As of December 31, 1999, there were 22,148,348 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                          ABM INDUSTRIES INCORPORATED
                                   FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1   Business....................................................     3
         Executive Officers of the Company...........................     6
Item 2   Properties..................................................     7
Item 3   Legal Proceedings...........................................     7
Item 4   Submission of Matters to a Vote of Security Holders.........     7

PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................     7
Item 6   Selected Consolidated Financial Data........................     8
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     9
Item 7A  Qualitative and Quantitative Disclosures About Market
         Risk........................................................    13
Item 8   Financial Statements and Financial Statement Schedule.......    14
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    30

PART
  III
Item 10  Directors and Executive Officers of the Registrant..........    30
Item 11  Executive Compensation......................................    30
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................    30
Item 13  Certain Relationships and Related Transactions..............    30

PART IV
Item 14  Exhibits, Consolidated Financial Statement Schedules and
         Reports on Form 8-K.........................................    30
         Signatures..................................................    32
         Exhibit Index...............................................    33

                                     PART I

ITEM 1.  BUSINESS.

     ABM Industries Incorporated ("ABM") is the largest facility services contractor listed on the New York Stock Exchange. With annual revenues exceeding $1.6 billion and more than 57,000 employees, ABM and its subsidiaries (the "Company") provide air conditioning, elevator, engineering, janitorial, lighting, parking and security services to thousands of commercial, industrial and institutional customers who outsource these services in hundreds of cities across North America.

     ABM was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909. The Corporate Headquarters of the Company are located at 160 Pacific Avenue, Suite 222, San Francisco, California 94111, and its telephone number is 415/733-4000.

INDUSTRY SEGMENT INFORMATION

     The Company's operations are grouped into nine industry segments or divisions (comprised of one or more subsidiaries of the Company). Referred to as "ABM Industries Incorporated Family of Services", they are listed below by their respective division name:

- ABM Engineering Services    - Amtech Elevator Services
- ABM Facility Services       - Amtech Lighting Services
- ABM Janitorial Services     - CommAir Mechanical
- American Commercial           Services
  Security                    - Easterday Janitorial
- Ampco System Parking        Supply Company

     Additional information relating to the Company's industry segments appears in Note 14 of Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Financial Statement Schedule. The business activities of the Company's industry segments, as they existed at October 31, 1999, are more fully described below.

          M ABM ENGINEERING SERVICES provides building owners and managers with on-site engineers to operate, maintain and repair electrical, energy management, mechanical, and plumbing systems utilizing computerized maintenance management systems (CMMS). This service is primarily for high-rise office buildings, but customers also include schools, warehouses, factories, shopping malls and universities. ABM Engineering Services operates in 25 states through seven regional offices, two of which are in California and one each in Chicago, Illinois; Denver, Colorado; Philadelphia, Pennsylvania; New York, New York; and Phoenix, Arizona. In 1999, this Division earned ISO 9002 Certification, the first national engineering services provider of on-site operating engineers to earn this exclusive designation. ISO is a quality standard comprised of a rigorous set of guidelines and good business practices against which companies are rated through a comprehensive independent audit process that can take several years.

          M ABM FACILITY SERVICES provides customers with streamlined, centralized control and coordination of multiple facility service needs. This process is consistent with the greater competitive demands on corporate organizations to become more efficient in the business market today. By leveraging the core competencies of the Company's other affiliated divisions, this Division attempts to reduce overhead, such as redundant personnel, for its customers by providing multiple services under a single contract, with one contact and one invoice. Its National Service Center provides centralized dispatching, emergency services, accounting and related reports to financial institutions, high-tech companies, and other customers regardless of industry or size. ABM Facility Services is headquartered in San Francisco, where it also maintains its National Service Center.

          M ABM JANITORIAL SERVICES (also known as "American Building Maintenance") provides a wide range of basic janitorial services for a variety of structures and organizations, including office buildings, industrial plants, banks, department stores, theaters, warehouses, educational and health institutions and airport terminals. Services provided include floor cleaning and finishing, wall and window washing, furniture polishing, rug cleaning, dusting, as well as other building cleaning services. ABM Janitorial Services maintains 106 offices in 35 states, the District of Columbia and one Canadian province, and operates under thousands of individually negotiated building maintenance contracts, the majority of which are obtained by competitive bidding. Generally, profit margins on maintenance contracts tend to be inversely proportional to the size of the contract. Although many of this Division's maintenance contracts are fixed-price agreements, others contain clauses under which the customer agrees to reimburse the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage. The majority of ABM Janitorial Services contracts are for one-year periods, contain automatic renewal clauses and are subject to termination by either party upon 30 to 90 days written notice.

          M AMERICAN COMMERCIAL SECURITY (also known as "ACS" and "ABM Security Services") provides security guards, electric monitoring of fire, life, safety, and access control devices, and security consulting services to a wide range of businesses in the major metropolitan areas of Phoenix, Arizona; San Francisco, San Diego and Los Angeles, California; Chicago, Illinois; New Orleans, Louisiana; Minneapolis, Minnesota; Portland, Oregon; Houston, Dallas, Fort Worth, Austin and San Antonio, Texas; Seattle, Washington; and Salt Lake City, Utah. Much like ABM Janitorial Services, the majority of this Division's contracts are for one-year periods, contain automatic renewal clauses and are subject to termination by either party upon 30 to 90 days written notice.

          M AMPCO SYSTEM PARKING (also known as "Ampco System Airport Parking" and "Ampco Express Airport Parking") operates approximately 1,500 parking lots and garages, which are either leased from or operated for third parties. The lease terms generally range from 5 to 20 years and usually contain provisions for renewal options. Leases which expire may continue on a month-to-month basis or are replaced by similar leases. Many leases contain provisions for contingent rentals based on revenues. Ampco System Parking currently operates in 24 states, including five of the 20 busiest international airports in the U.S.: Denver, Honolulu, Newark, Phoenix, and San Francisco. In conjunction with its on-airport parking services, this Division also operates off-airport parking facilities in Philadelphia, Houston, and Los Angeles, and parking shuttle bus service at thirteen locations.

          M AMTECH ELEVATOR SERVICES maintains, modernizes and repairs elevators and escalators in major metropolitan areas of California; Houston, Texas; Cincinnati, Ohio; Detroit, Michigan; Upper Marlboro, Maryland; Las Vegas, Nevada; Pennsauken, New Jersey; Atlanta, Georgia; Philadelphia, Pennsylvania; Phoenix, Arizona; Denver, Colorado; Chicago, Illinois; and Washington, D.C. Amtech Elevator Services maintains 17 offices and several parts warehouses, and operates a fleet of radio-equipped service vehicles.

          M AMTECH LIGHTING SERVICES (also known as "Sica Lighting & Electrical Services") provides relamping, fixture cleaning and periodic maintenance service to its customers. Amtech Lighting Services also repairs, services, designs and installs outdoor signage. This Division maintains 24 offices, eight of which are located in California; four of which are in Texas; and one office in each of the following states: Arizona, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, New Jersey, New Mexico, New York, Louisiana, and Oklahoma.

          M COMMAIR MECHANICAL SERVICES (also known as "CommAir Preferred Mechanical Services") installs, maintains, and repairs heating, ventilation and air conditioning equipment, performs chemical water treatment, and provides energy conservation services for commercial, industrial and institutional facilities. CommAir Mechanical Services maintains ten offices, nine of which are located in California, and one in Phoenix, Arizona.

          M EASTERDAY JANITORIAL SUPPLY markets janitorial supplies and equipment through six sales offices located in San Francisco, Los Angeles and Sacramento, California; Portland, Oregon; Reno, Nevada; and Houston, Texas. Easterday has also approved over 30 sub-distributors to serve ABM Janitorial Services and any customer in 26 other states and the District of Columbia. Aside from sales to ABM Janitorial Services, which, in 1999, accounted for approximately 29% of Easterday Janitorial Supply's total revenues, the principal customers for this Division are industrial plants, schools, commercial buildings, industrial organizations, transportation terminals, theaters, hotels, retail stores, restaurants, military establishments and janitorial service companies. Among the products sold are cleaning equipment, disinfectants, floor cleaners, floor finishes, glass cleaners, paper products and polishes. The products sold include many nationally advertised brands, which, in large part, are manufactured by others. This Division blends certain cleaning agents and floor finishes, which it sells under the Easterday trade name, and provides sanitation services to the food industry.

TRADEMARKS

     The Company believes that it owns or is licensed to use all corporate names, trade names, trademarks, service marks, copyrights, patents and trade secrets which are material to the Company's operations.

COMPETITION

     The Company believes that each aspect of its business is highly competitive, and that such competition is based primarily on price and quality of service. Many contracts are obtained through competitive bidding. The Company's competitors include a large number of regional and local companies located in major cities throughout the United States and Canada. While the majority of the Company's competitors operate in a limited geographic area, the operating divisions of a few large, diversified facility service companies compete with the Company on a national basis.

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

     The Company has a broad customer base including airports, apartment complexes, city centers, colleges and universities, financial institutions, industrial plants, office buildings, retail stores, shopping centers and theme parks. No customer accounted for more than 5% of its revenues during the fiscal year ended October 31, 1999.

EMPLOYEES

     The Company employs over 57,000 persons, of whom the vast majority are service employees who perform air conditioning, elevator, engineering, janitorial, lighting, parking and security services. Approximately 24,400 of these employees are covered under collective bargaining agreements. There are about 3,300 employees with executive, managerial, supervisory, administrative, professional, sales, marketing, clerical and other office assignments.

ENVIRONMENTAL MATTERS

     The discussion of the Company's environmental matters can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company as of December 31, 1999 are as follows:

                                               PRINCIPAL OCCUPATIONS AND BUSINESS EXPERIENCE
             NAME                AGE                       DURING PAST FIVE YEARS
----------------------------------------------------------------------------------------------------
William W. Steele                63     President & Chief Executive Officer since November 1994
Martinn H. Mandles               59     Chairman of the Board since December 1997; Chief
                                        Administrative Officer since November 1991; Executive Vice
                                        President from November 1991 to December 1997
Jess E. Benton, III              59     Executive Vice President of the Company since November 1999;
                                        Senior Vice President of the Company from July 1994 through
                                        October 1999
Henrik C. Slipsager              44     Executive Vice President of the Company, and President of
                                        ABM Janitorial Services Division, since November 1999;
                                        Senior Vice President of the Company from March 1998 through
                                        October 1999; Executive Vice President of the ABM Janitorial
                                        Services Division from January 1997 through October 1999;
                                        President & Chief Executive Officer, ISS International
                                        Service System, Inc. prior to January 1997
Donna M. Dell                    51     Senior Vice President since November 1999; Vice President &
                                        Chief Employment Counsel since April 1997; Vice President &
                                        Director of Human Resources from July 1994 through October
                                        1999
David H. Hebble                  64     Senior Vice President since November 1999; Chief Financial
                                        Officer since November 1979; Vice President from November
                                        1979 through October 1999
Harry H. Kahn                    56     Senior Vice President since November 1999; General Counsel &
                                        Corporate Secretary since November 1991; Vice President from
                                        November 1991 through October 1999
Sherrill F. Sipes, Jr.           64     Senior Vice President since July 1994
John F. Egan                     63     Vice President since March 1984; Special Assistant to the
                                        President since November 1999; President of the Company's
                                        ABM Janitorial Services Division from 1984 through October
                                        1999
Douglas B. Bowlus                55     Vice President since November 1999; Corporate Treasurer
                                        since March 1996; Treasurer from February 1984 through
                                        February 1996.
Anthony D. Lackey                36     Vice President since November 1999; Director of Electronic
                                        Services & Chief Technology Officer since 1996; Assistant
                                        Vice President from July 1996 through October 1999; various positions of increasing responsibility in the Company's
                                        Electronic Services Department from November 1987 through
                                        June 1996
Terry D. McNeil                  52     Vice President since November 1999; Director of Insurance
                                        Services since October 1988; Assistant Vice President from
                                        July 1996 through October 1999
Vernon E. Skelton                55     Vice President since November 1999; Controller & Chief
                                        Accounting Officer since April 1997; Assistant Vice
                                        President from July 1996 through October 1999; Director of
                                        Accounting from November 1991 through March 1997
Eleonora C. Walsh                59     Vice President since November 1999; Director of
                                        Administrative Services since November 1991; Assistant Vice
                                        President from July 1996 through October 1999

ITEM 2.  PROPERTIES.

     The Company has corporate, division, regional, branch, or district offices in over 250 locations throughout the United States, and Canada. Twelve of these facilities are owned by the Company and the remainder are leased. At October 31, 1999, the real estate owned by the Company had an aggregate net book value of $3.2 million and was located in: Phoenix, Arizona; Fresno, California; Jacksonville and Tampa, Florida; Elko, Nevada; Portland, Oregon; Houston and San Antonio, Texas; and Kennewick, Seattle, Spokane and Tacoma, Washington.

     Rental payments under long and short-term lease agreements amounted to $96.4 million for the fiscal year ended October 31, 1999. Of this amount, $72.0 million in rental expense was attributable to public parking lots and garages that Ampco System Parking leases and operates. The remaining expense was for the rental or lease of office space, computers, operating equipment and motor vehicles.

ITEM 3.  LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

MARKET INFORMATION AND DIVIDENDS

     The Company's common stock is listed on the New York Stock Exchange. The Company's credit agreement places certain limitations on dividend payments based on net income (see Note 5 of Notes to Consolidated Financial Statements contained in Item 8). The following table sets forth the high and low prices of the Company's common stock and quarterly cash dividends on common shares for the periods indicated:

                                                                      FISCAL QUARTER
                                                           ------------------------------------
                                                           FIRST     SECOND    THIRD     FOURTH     YEAR
---------------------------------------------------------------------------------------------------------
1998
Price range of common stock:
  High                                                     $31.50    $37.00    $32.06    $31.25    $37.00
  Low                                                      $25.94    $28.13    $25.31    $25.00    $25.00
Dividends per share                                        $ 0.12    $ 0.12    $ 0.12    $ 0.12    $ 0.48
1999
Price range of common stock:
  High                                                     $35.06    $33.13    $30.75    $28.75    $35.06
  Low                                                      $27.88    $25.75    $25.19    $21.88    $21.88
Dividends per share                                        $ 0.14    $ 0.14    $ 0.14    $ 0.14    $ 0.56
---------------------------------------------------------------------------------------------------------

     At December 31, 1999, there were approximately 7,292 registered holders of the Company's common stock, in addition to stockholders in street name.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data presented below is derived from the Company's consolidated financial statements for each of the years in the five-year period ended October 31, 1999:

-------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts and
  ratios)                                          1995        1996         1997         1998         1999
-------------------------------------------------------------------------------------------------------------
OPERATIONS
Revenues and other income                        $965,381   $1,086,925   $1,252,472   $1,501,827   $1,629,716
-------------------------------------------------------------------------------------------------------------
Expenses
Operating expenses and cost of goods sold         830,749      940,296    1,076,078    1,298,423    1,413,541
Selling, general and administrative               100,481      105,943      126,755      142,431      146,984
Interest                                            2,739        2,581        2,675        3,465        1,959
-------------------------------------------------------------------------------------------------------------
                                                  933,969    1,048,820    1,205,508    1,444,319    1,562,484
-------------------------------------------------------------------------------------------------------------
Income before income taxes                         31,412       38,105       46,964       57,508       67,232
Income taxes                                       13,193       16,385       19,725       23,578       27,565
-------------------------------------------------------------------------------------------------------------
Net income                                       $ 18,219   $   21,720   $   27,239   $   33,930   $   39,667
=============================================================================================================
Net income per common share
Basic                                            $   0.96   $     1.11   $     1.33   $     1.58   $     1.77
Diluted                                          $   0.92   $     1.05   $     1.22   $     1.44   $     1.65
=============================================================================================================
Common and common equivalent shares
Basic                                              18,415       19,123       20,143       21,110       22,067
Diluted                                            19,179       20,241       21,872       23,161       23,748
=============================================================================================================

FINANCIAL STATISTICS
Dividends per common share                       $   0.30   $     0.35   $     0.40   $     0.48   $     0.56
Stockholders' equity per common share            $   7.55   $     8.41   $     9.64   $    10.96   $    12.36
Working capital                                  $ 95,209   $  119,579   $  137,223   $  165,788   $  184,279
Current ratio                                        1.83         2.05         1.89         2.05         2.01
Long-term debt                                   $ 22,575   $   33,664   $   38,402   $   33,720   $   28,903
Redeemable cumulative preferred stock            $  6,400   $    6,400   $    6,400   $    6,400   $    6,400
Stockholders' equity                             $141,368   $  163,915   $  197,278   $  236,838   $  276,951
Total assets                                     $334,973   $  379,770   $  464,251   $  501,363   $  563,384
Property, plant and equipment -- net             $ 22,647   $   22,570   $   26,584   $   27,307   $   35,181
Capital expenditures                             $ 10,225   $   10,751   $   13,272   $   11,715   $   19,451
Depreciation and amortization                    $ 11,527   $   13,651   $   16,118   $   19,593   $   20,698
Accounts receivable -- net                       $158,075   $  183,716   $  234,464   $  260,549   $  297,596
=============================================================================================================

     All share and per share amounts have been restated to retroactively reflect a two-for-one common stock split in 1996. Certain prior year amounts have been reclassified to conform to the current year's presentation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS
         OF OPERATIONS.

FINANCIAL CONDITION

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained in Item 8. All information in the discussion and references to the years are based on the Company's fiscal year that ends on October 31.

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks that provides a $150 million line of credit expiring July 1, 2002. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%. As of October 31, 1999, the total amount outstanding was approximately $90 million, which was comprised of loans in the amount of $26 million and standby letters of credit of $64 million. This agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowing and prohibits declaring or paying cash dividends exceeding 50% of the Company's net income for any fiscal year. In addition, the Company has a loan agreement with a major U.S. bank with a balance of $3,386,000 at October 31, 1999. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003. The Company's effective interest rate for all long-term debt bank borrowings for the year ended October 31, 1999 was 6.8%.

     Operating activities generated cash flows in 1997, 1998 and 1999 of $27.7 million, $32.1 million and $35.3 million, respectively. Cash paid for acquisitions during the fiscal years ended October 31, 1997, 1998 and 1999, including payments pursuant to contractual arrangements involved in prior acquisitions, were approximately $28.6 million, $10.0 million and $11.0 million, respectively. Capital expenditures during fiscal years 1997, 1998 and 1999 were $13.3 million, $11.7 million and $19.5 million, respectively. Cash dividends paid to stockholders of common and redeemable preferred stock and amounts used to repurchase common stock were approximately $8.6 million in 1997, $10.7 million in 1998 and $18.5 million in 1999. At October 31, 1998, working capital was $165.8 million as compared to $184.3 million at October 31, 1999.

EFFECT OF INFLATION

     The low rates of inflation experienced in recent years have had no material impact on the financial statements of the Company. The Company attempts to recover inflationary costs by increasing sales prices to the extent permitted by contracts and competition.

ENVIRONMENTAL MATTERS

     The nature of the Company's operations, primarily services, would not ordinarily involve it in environmental contamination. However, the Company's operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of the Company's operations, although historically they have not had a material adverse effect on the Company's financial position, cash flows or its results of operations.

     The Company is currently involved in four proceedings relating to environmental matters: one involving alleged potential soil and groundwater contamination at a Company facility in Florida; one involving alleged potential soil contamination at a former Company facility in Arizona; one involving alleged potential soil and groundwater contamination of a parking garage previously operated by the Company in Washington; and, one involving alleged potential soil and groundwater contamination at a former dry-cleaning facility leased by the Company in Nevada. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company's financial position, cash flows, or its results of operations.

YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written and embedded chips being designed that used two digits rather than four digits to define the applicable year. As a result, there existed a potential that existing computer programs and hardware would be unable to accurately process dates beyond the year 1999. In mid-1997, the Company established a dedicated project team that developed a detailed plan for making the Company Year 2000 compliant. The plan encompassed both information technology-related systems, such as the Company's accounting software and non-IT related systems, as well as the impact to the Company due to the non-compliance of major vendors or customers. The Company completed its plan with respect to hardware and software prior to the end of 1999. It also surveyed significant vendors with respect to their Year 2000 compliance and where deemed appropriate identified alternate suppliers. The Company also established contingency plans. The aggregate expense of these efforts was approximately $3.0 million. As of January 26, 2000, the Company has not experienced any significant Y2K failures. Several minor issues were reported to the Y2K project team, but did not affect business and have been corrected. There can be no certainty that failures or problems related to Year 2000 might not develop in the future, but management believes no such failure or problem is reasonably likely to materially disrupt the Company's business.

ACQUISITIONS

     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition and are fully discussed in Note 12 to the Consolidated Financial Statements. Acquisitions made during the three fiscal years ended October 31, 1999, contributed approximately $235 million to fiscal 1999 revenues, including the August 1997 acquisition in New York which contributed $153 million of these revenues.

INTERNAL INVESTIGATION

     During fiscal year 1999, the Audit Committee of the Board of Directors conducted an investigation of alleged questionable payments and related accounting practices in connection with janitorial service contracts representing less than 5% of the Company's consolidated revenues. The Company does not believe that the matter investigated will have any material impact on its financial condition, cash flow or results of operations. However, in an abundance of caution, the Company has referred the matter to appropriate government authorities.

RESULTS OF OPERATIONS

COMPARISON OF 1999 TO 1998

     The Company reported record revenues and earnings for 1999. Revenues and other income (hereinafter called "revenues") were $1.6 billion in 1999, up $128 million or 9%, from $1.5 billion reported in 1998. The increase in revenues in 1999 over 1998 was attributable to new business and price increases as well as acquisitions made during the prior years. Acquisitions during 1999 accounted for approximately $11 million, or approximately 9% of the total revenue increase of $128 million for 1999.

     As a percentage of revenues, operating expenses and cost of goods sold was 86.7% for 1999, compared to 86.5% in 1998. Consequently, as a percentage of revenues, the Company's gross profit (revenues minus operating expenses and cost of goods sold) of 13.3% in 1999 was slightly lower than the gross profit of 13.5% in 1998. The decrease in gross profit as a percentage of revenues was mostly due to higher labor and related costs, particularly workers' compensation insurance and continued competitive pressure to maintain or lower prices. The Company anticipates such increased costs may be gradually recovered through future price increases. For the next fiscal year, management has committed to negotiating with its customers appropriate price increases.

     Selling, general and administrative expenses increased 3.2% for 1999 compared to 1998. However, as a percentage of revenues, selling, general and administrative expenses decreased from 9.5% for 1998, to 9.0% for 1999, primarily due to certain costs (such as health insurance and legal fees) that do not increase at the same rate as sales. The dollar increase in selling, general and administrative expenses is primarily due to salaries and expenses associated with acquisitions including the amortization of goodwill.

     Interest expense was $2.0 million in 1999 compared to $3.5 million for 1998, a decrease of $1.5 million. This decrease was primarily due to lower weighted average borrowings.

     The income before income taxes (pre-tax income) for 1999 was $67.2 million compared to $57.5 million, an increase of 17% over 1998. The growth in pre-tax income outpaced the revenue growth for 1999 primarily due to the reduction (as a percentage of revenues) of selling, general and administrative expenses.

     The estimated effective income tax rate for 1999 and 1998 was 41.0%.

     Net income for 1999 was $39.7 million, an increase of 17%, compared to net income of $33.9 million in 1998. Diluted net income per common share rose 15% to $1.65 for 1999 compared to $1.44 for the same period in 1998. The percentage increase in diluted net income per share was less than the increase in net income due to the 3% increase in number of diluted shares outstanding that primarily resulted from stock purchased by employees under the Company's Employee Stock Purchase Plan as well as stock options exercised. On September 22, 1999 the Company announced a stock repurchase program for up to one million outstanding shares. As of October 31, 1999, 220,000 shares had been reacquired. Earnings per share calculations also include the effect of a preferred stock dividend deduction of $512,000 in both 1999 and 1998.

     The Company is organized into nine separate operating divisions as defined under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". However, only the ABM Janitorial, Amtech Elevator, ABM Engineering, Amtech Lighting, and Ampco System Parking Divisions are reportable using the criteria under SFAS 131. The results of operations from these five reportable operating divisions for 1999 as compared to 1998 are more fully described below:

     The ABM Janitorial Services Division reported revenues for 1999 of $933.7 million, an increase of approximately $74.2 million, or 9%, over 1998. This is the Company's largest Division and accounted for approximately 57% of the Company's consolidated revenues in 1999. ABM Janitorial Services revenues increased as a result of new business, particularly in the Gulf Central, Mid-Atlantic and Southwest regions. Revenues generated from acquisitions during the prior year contributed about $8.7 million of the 1999 increase while the current year acquisitions added $9.1 million. ABM Janitorial Services' operating profits increased 11% in 1999 to $49.5 million when compared to 1998. This profit increase was due primarily to the increase in revenues, reduced legal fees and slightly lower labor and labor related costs.

     Revenues for Amtech Elevator Services were $96.6 million, up by 8% for 1999 over 1998, largely due to an increased customer base in the maintenance and repair sector. The Amtech Elevator Division reported a 3% increase in operating profits in 1999 to $6.7 million compared to 1998. The smaller increase in operating profits can be attributed primarily to the inability of the Division to pass on increased labor and insurance costs.

     The ABM Engineering Services Division increased revenues by 13% to $153.9 million and its operating profits increased 4% to $8.4 million for 1999 compared to 1998. The large revenue increase was due primarily to new business in the Midwest, Arizona, and Southern California regions. The smaller percentage increase in operating profits is due to lower margins on contracts particularly in the New York and Philadelphia regions and pressure from competition to reduce fees.

     Amtech Lighting Services reported a 9% revenue increase to $95.8 million due to increased business in the Atlanta, Chicago, New Orleans, New York, and Oakland markets. Operating profits increased by 8% to $7.5 million during 1999 compared to the prior year primarily due to the increased sales.

     Ampco System Parking increased revenues to $162.4 million or 5% over 1999, while its operating profits increased 22% to $8.5 million during 1999 compared to 1998. The increase in revenues was mostly due to growth in its California region. The operating profit increase was due for the most part to the conversion from leased lots to management contracts, which have higher margins, as well as improved profits related to off-airport parking operations.

COMPARISON OF 1998 TO 1997

     Revenues were $1.5 billion in 1998, up $249 million or 20%, from $1.3 billion reported in 1997. The 20% increase in revenues in 1998 over 1997 was attributable to 1997 acquisitions, particularly large acquisitions in New York of janitorial, engineering and lighting businesses, as well as sales and price increases. Acquisitions made during 1998 accounted for approximately $6 million, or approximately 2.4% of the total revenue increase of $249 million for 1998.

     As a percentage of revenues, operating expenses and cost of goods sold was 86.5% for 1998, compared to 85.9% in 1997. Consequently, the Company's gross profit as a percentage of revenues of 13.5% in 1998 was lower than the gross profit of 14.1% in 1997. The gross profit percentage declined mostly due to higher labor and related costs and continued competitive pressure to lower prices.

     Selling, general and administrative expenses for 1998 were $142.4 million compared to $126.8 million in 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 10.1% for 1997, to 9.5% for 1998, primarily as a result of certain costs not increasing at the same rate as sales. The dollar increase in selling, general and administrative expenses of $15.6 million is primarily due to expenses related to growth and to a lesser extent expenses associated with acquisitions including the amortization of goodwill.

     Interest expense was $3.5 million in 1998 compared to $2.7 million for 1997, an increase of $790,000. This increase was primarily due to higher weighted average borrowings during 1998, which were needed to fund acquisitions and working capital.

     The income before income taxes (pre-tax income) for 1998 was $57.5 million compared to $47.0 million, an increase of 22% over 1997. The growth in pre-tax income outpaced the revenue growth for 1998 primarily due to lower insurance costs as a percent of revenues.

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

     The results of operations from the Company's five reportable operating divisions for 1998 as compared to 1997 are more fully described below:

     Revenues of the ABM Janitorial Services Division increased by 25% during 1998 to $859.4 million, as compared to 1997, as a result of several acquisitions made during 1997, particularly in the Northeast and the Southwest regions. Revenues generated from those acquisitions during 1997 contributed $142 million of the 1998 increase. Operating profits increased to $44.6 million in 1998, or 36%, when compared to 1997. This profit increase was due primarily to the increase in revenues and lower labor and labor related costs.

     Revenues for the Amtech Elevator Services Division were $89.3 million, up by 8% for 1998 over 1997, largely due to an increased customer base in the maintenance and repair sector. The Amtech Elevator Division reported operating profits of $6.5 million in 1998, a 39% increase compared to 1997. This increase in operating profits can be attributed primarily to a higher profit margin on service contracts and a substantial reduction of insurance costs.

     The ABM Engineering Services Division's revenues increased by 45% to $136.8 million and its operating profits increased 9% to $8.0 million for 1998 compared to 1997. The revenue increase was due primarily to an acquisition in New York in August 1997 and new business in the Midwest and West Central regions. The smaller percentage increase in operating profits is due to lower margins particularly on contracts purchased through the New York acquisition, increased insurance costs and pressure from competition to reduce fees.

     Amtech Lighting Services reported a 10% revenue increase to $88.2 million due to increased revenues in the Northeast and Dallas markets as well as from a small acquisition in the Midwest. Operating profits increased by 11% to $6.9 million during 1998 compared to the prior year primarily due to the increased sales.

     The Ampco System Parking Division's revenues increased by 7% to $154.1 million, while its profits increased 10% to $7.0 million during 1998 compared to 1997. The increase in revenues was mostly due to growth in its national airport business and its Texas region. The operating profit increase was due for the most part to lower payroll tax expense and the increased sales.

SAFE HARBOR STATEMENT

     Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995: Because of the factors set forth below, as well as other variables affecting the Company's operating results, past financial performance, should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein which are not historical facts are forward-looking statements that are subject to meaningful risks and uncertainties, including but not limited to: (1) significant decreases in commercial real estate occupancy, resulting in reduced demand and prices for building maintenance and other facility services in the Company's major markets, (2) loss or bankruptcy of one or more of the Company's major customers, which could adversely affect the Company's ability to collect its accounts receivable or recover its deferred costs,

(3) major collective bargaining issues that may cause loss of revenues or cost increases that non-union companies can use to their advantage in gaining market share, (4) significant shortfalls in adding additional customers in existing and new territories and markets, (5) a protracted slowdown in the Company's acquisition program, (6) legislation or other governmental action that severely impacts one or more of the Company's lines of business, such as price controls that could restrict price increases, or the unrecovered cost of any universal employer-paid health insurance, as well as government investigations that adversely affect the Company, (7) reduction or revocation of the Company's line of credit, which would increase interest expense or the cost of capital, (8) cancellation or nonrenewal of the Company's primary insurance policies, as many customers contract out services based on the contractor's ability to provide adequate insurance coverage and limits, (9) catastrophic uninsured or underinsured claims against the Company, the inability of the Company's insurance carriers to pay otherwise insured claims, or inadequacy in the Company's reserve for self-insured claims, (10) resignation, termination, death or disability of one or more of the Company's key executives, which could adversely affect customer retention and day-to-day management of the Company,
(11) inability to employ entry level personnel due to labor shortages, and (12) other material factors that are disclosed from time to time in the Company's public filings with the United States Securities and Exchange Commission, such as reports on Forms 8-K, 10-K and 10-Q.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company has outstanding debt and related interest expense, market risk in interest rate exposure in the United States is currently not material.

ITEM 8.  FINANCIAL STATEMENTS AND
         FINANCIAL STATEMENT SCHEDULE.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
ABM Industries Incorporated:

     We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
--------------------------
    KPMG LLP

San Francisco, California
December 13, 1999

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------
                         October 31                             1998        1999
(in thousands of dollars except share amounts)
----------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                     $  1,844    $  2,139
Accounts receivable (less allowances of $6,761 and $7,490)     260,549     297,596
Inventories                                                     22,965      23,296
Deferred income taxes                                           10,505      14,163
Prepaid expenses and other current assets                       28,445      30,395
----------------------------------------------------------------------------------
     Total current assets                                      324,308     367,589
Investments and long-term receivables                           12,405      14,290
Property, plant and equipment -- net                            27,307      35,181
Intangible assets (less accumulated amortization of $39,420
  and $49,297)                                                 102,776     105,583
Deferred income taxes                                           27,509      30,388
Other assets                                                     7,058      10,353
----------------------------------------------------------------------------------
                                                              $501,363    $563,384
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
LIABILITIES
Current portion of long-term debt                             $    865    $    898
Bank overdraft                                                   2,475       4,967
Trade accounts payable                                          34,992      45,596
Income taxes payable                                             5,527       7,318
Accrued liabilities:
  Compensation                                                  40,914      45,170
  Taxes -- other than income                                    15,887      16,505
  Insurance claims                                              29,254      35,139
  Other                                                         28,606      27,717
----------------------------------------------------------------------------------
     Total current liabilities                                 158,520     183,310
Long-term debt                                                  33,720      28,903
Retirement plans                                                15,974      19,294
Insurance claims                                                49,911      48,526
----------------------------------------------------------------------------------
     Total liabilities                                         258,125     280,033
SERIES B 8% SENIOR REDEEMABLE CUMULATIVE PREFERRED STOCK,
  6,400 shares authorized, issued and outstanding, stated at
  redemption value, $1,000 per share                             6,400       6,400
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized;
  none issued                                                       --          --
Common stock, $.01 par value; 28,000,000 and 100,000,000
  shares authorized; 21,601,000 and 22,407,000 shares issued
  and outstanding at October 31, 1998 and 1999, respectively       216         224
Additional capital                                              79,904      93,336
Accumulated other comprehensive income                            (696)       (635)
Retained earnings                                              157,414     184,026
----------------------------------------------------------------------------------
     Total stockholders' equity                                236,838     276,951
----------------------------------------------------------------------------------
                                                              $501,363    $563,384
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                   Years ended October 31                        1997         1998         1999
(in thousands, except per share amounts)
--------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                                     $1,252,472   $1,501,827   $1,629,716
--------------------------------------------------------------------------------------------------
EXPENSES
Operating expenses and cost of goods sold                      1,076,078    1,298,423    1,413,541
Selling, general and administrative                              126,755      142,431      146,984
Interest                                                           2,675        3,465        1,959
--------------------------------------------------------------------------------------------------
                                                               1,205,508    1,444,319    1,562,484
--------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        46,964       57,508       67,232
Income taxes                                                      19,725       23,578       27,565
--------------------------------------------------------------------------------------------------
Net income                                                    $   27,239   $   33,930   $   39,667
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
  Basic                                                       $     1.33   $     1.58   $     1.77
  Diluted                                                     $     1.22   $     1.44   $     1.65
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
COMMON AND COMMON EQUIVALENT SHARES
  Basic                                                           20,143       21,110       22,067
  Diluted                                                         21,872       23,161       23,748
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                              ACCUMULATED
                                                               COMMON STOCK     ADDITIONAL       OTHER
YEARS ENDED OCTOBER 31, 1997, 1998 AND 1999                   ---------------    PAID-IN     COMPREHENSIVE   RETAINED
(IN THOUSANDS)                                                SHARES   AMOUNT    CAPITAL        INCOME       EARNINGS    TOTAL
--------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1996                                      19,489    $195     $48,548         $(378)      $115,550   $163,915
Comprehensive income:
  Net income                                                                                                   27,239     27,239
  Other comprehensive income:
    Foreign currency translation                                                                  (157)                     (157)
                                                                                                                        --------
Total Comprehensive income                                                                                                27,082
  Dividends:
    Common stock                                                                                               (8,085)    (8,085)
    Preferred stock                                                                                              (512)      (512)
  Stock issued under employees' stock purchase and option
    plans                                                        975      10      14,868                                  14,878
--------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1997                                      20,464     205      63,416          (535)       134,192    197,278
Comprehensive income:
  Net income                                                                                                   33,930     33,930
  Other comprehensive income:
    Foreign currency translation                                                                  (161)                     (161)
                                                                                                                        --------
Total Comprehensive income                                                                                                33,769
  Dividends:
    Common stock                                                                                              (10,196)   (10,196)
    Preferred stock                                                                                              (512)      (512)
  Tax benefit from exercise of stock options                                         718                                     718
  Stock issued under employees' stock purchase and option
    plans and for acquisition                                  1,137      11      15,770                                  15,781
--------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1998                                      21,601     216      79,904          (696)       157,414    236,838
Comprehensive income:
  Net income                                                                                                   39,667     39,667
  Other comprehensive income:
    Foreign currency translation                                                                    61                        61
                                                                                                                        --------
Total Comprehensive income                                                                                                39,728
  Dividends:
    Common stock                                                                                              (12,543)   (12,543)
    Preferred stock                                                                                              (512)      (512)
  Tax benefit from exercise of stock options                                         387                                     387
  Stock repurchased                                             (220)     (2)     (5,446)                                 (5,448)
  Stock issued under employees' stock purchase and option
    plans and for acquisition                                  1,026      10      18,491                                  18,501
--------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1999                                      22,407    $224     $93,336         $(635)      $184,026   $276,951
================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                   Years ended October 31                        1997           1998
                       (in thousands)                                                          1999
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                  $ 1,203,314    $ 1,463,918    $ 1,589,775
Other operating cash receipts                                       1,126          1,331          1,491
Interest received                                                     552            682            870
Cash paid to suppliers and employees                           (1,154,572)    (1,406,600)    (1,522,495)
Interest paid                                                      (2,685)        (3,334)        (2,025)
Income taxes paid                                                 (19,988)       (23,936)       (32,311)
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          27,747         32,061         35,305
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                        (13,272)       (11,715)       (19,451)
Proceeds from sale of assets                                          660            497            922
Decrease (increase) in investments and long-term receivables        3,041            495         (1,885)
Intangible assets acquired                                        (28,606)       (10,010)       (10,980)
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (38,177)       (20,733)       (31,394)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued, including tax benefit                          8,778         15,151         17,178
Common stock repurchased                                               --             --         (5,448)
Dividends paid                                                     (8,597)       (10,708)       (13,055)
Increase (decrease) in bank overdraft                               8,035        (10,500)         2,492
Long-term borrowings                                              116,145         93,204         57,064
Repayments of long-term borrowings                               (113,715)       (98,414)       (61,847)
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                10,646        (11,267)        (3,616)
-------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                             216             61            295
Cash and cash equivalents beginning of year                         1,567          1,783          1,844
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents end of year                         $     1,783    $     1,844    $     2,139
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
Net income                                                    $    27,239    $    33,930    $    39,667
ADJUSTMENTS:
Depreciation and amortization                                      16,118         19,593         20,698
Impairment of long-lived assets                                     2,700             --             --
Provision for bad debts                                             2,988          2,821          2,257
Gain on sale of assets                                               (257)          (202)          (160)
Increase in deferred income taxes                                  (1,777)        (4,521)        (6,537)
Increase in accounts receivable                                   (50,312)       (28,907)       (39,304)
Increase in inventories                                            (4,069)        (1,768)          (331)
Increase in prepaid expenses and other current assets              (5,628)        (2,440)        (1,950)
Decrease (increase) in other assets                                 1,580            454         (3,295)
Increase in income taxes payable                                    1,514          4,163          1,791
Increase in retirement plans accrual                                3,273          2,561          3,320
Increase (decrease) in insurance claims liability                   5,212           (778)         4,500
Increase in trade accounts payable and other accrued
  liabilities                                                      29,166          7,155         14,649
-------------------------------------------------------------------------------------------------------
         Total adjustments to net income                              508         (1,869)        (4,362)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $    27,747    $    32,061    $    35,305
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA:
Non-cash investing activities:
  Common stock issued for net assets of business acquired     $     6,100    $     1,348    $     1,710
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

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

     The Company is implementing an enterprise-wide information system. External direct costs of materials and services and payroll-related costs of employees working solely on the development of the system are capitalized. In addition, in 1999 related interest costs of approximately $135,000 were capitalized. Capitalized costs of the project will be amortized over a period of five years beginning when the system is placed in service. Training costs are expensed as incurred.

     INTANGIBLE ASSETS: Intangible assets consist of goodwill in the amount of $152,477,000 and other intangible assets in the amount of $2,403,000, net of accumulated amortization of $49,297,000. Goodwill, which represents the excess of cost over fair value of tangible assets of businesses acquired, is amortized on a straight-line basis over periods not exceeding 40 years. It is the Company's policy to carry goodwill applicable to acquisitions prior to 1971 of $1,450,000 at cost until such time as there may be evidence of diminution in value.

     IMPAIRMENT OF LONG-LIVED ASSETS: The Company annually reviews its long-lived assets, including goodwill. Impairment is evaluated on the basis of whether the asset is fully recoverable from projected, undiscounted net cash flows of the related business unit, in accordance with Statement of Financial Accounting Standards No. 121. Impairment is recognized in operating results when a permanent diminution in value is believed to have occurred. The Company measures impairment as the excess of any unamortized goodwill over the estimated future discounted cash flows over the remaining life of the asset. During the year ended October 31, 1997, the Company's ABM Janitorial Division wrote off $2,700,000 of goodwill that was deemed to be permanently impaired.

     INCOME TAXES: Income tax expense is based on reported results of operations before income taxes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     REVENUE RECOGNITION: Revenues are generally recorded at the time services are performed or when products are shipped.

     NET INCOME PER COMMON SHARE: The company has reported its earnings in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares actually outstanding during the period. Diluted net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Diluted net income per common share is consistent with the Company's former presentation of primary net income per common share. The calculation of these amounts is as follows:

-----------------------------------------------------------------
                             1997          1998          1999
-----------------------------------------------------------------
Net Income                $27,239,000   $33,930,000   $39,667,000
Preferred Stock
Dividends                    (512,000)     (512,000)     (512,000)
-----------------------------------------------------------------
                          $26,727,000   $33,418,000   $39,155,000
=================================================================
Common shares
  outstanding -- basic:    20,143,000    21,110,000    22,067,000
  Effect of dilutive
    securities:
  Stock options             1,381,000     1,852,000     1,544,000
  Other                       348,000       199,000       137,000
-----------------------------------------------------------------
  Common shares
    outstanding --
    diluted                21,872,000    23,161,000    23,748,000
=================================================================

     For the purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. On October 31, 1999, options to purchase approximately 1,268,000 shares of common stock at a weighted average exercise price of $31.09 were outstanding, but were excluded from the computation because the options' exercise price was greater than the average market price of the common shares. At October 31, 1998, 938,000 shares of common stock at a weighted average exercise price of $31.78 were outstanding, but were excluded from the computation because the options' exercise price was greater than the average market price of the common shares.
     CASH AND CASH EQUIVALENTS: The Company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.
     STOCK-BASED COMPENSATION: The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

     COMPREHENSIVE INCOME: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The Company adopted SFAS 130 during fiscal 1999. The new rules established standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other related gains and losses affecting shareholder's equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such comprehensive income items consist of foreign currency gains and losses, the tax effect of such was insignificant. The adoption of SFAS 130 affected the presentation in the accompanying consolidated balance sheets and consolidated statements of stockholders' equity and comprehensive income. Prior year financial statements have been reclassified to conform to the new requirements.

2. INSURANCE

     Certain insurable risks such as general liability, property damage and workers' compensation are self-insured by the Company. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company's self-insurance program are recorded on a claim-incurred basis. Under this program, the estimated liability for claims incurred but unpaid at October 31, 1998 and 1999 was $79,165,000 and $83,665,000, respectively. In connection with certain self-insurance agreements, the Company has standby letters of credit at October 31, 1999 supporting the estimated unpaid liability in the amounts of $62,557,000.

3. INVENTORIES

     The inventories at October 31, consisted of the following:

---------------------------------------------------------------
(in thousands of dollars)                     1998       1999
---------------------------------------------------------------
Janitorial supplies and equipment held for
  sale                                       $ 4,839    $ 4,176
  Parts and materials                         14,510     14,766
Work in process                                3,616      4,354
---------------------------------------------------------------
                                             $22,965    $23,296
===============================================================

4. PROPERTY, PLANT AND EQUIPMENT -- NET

     Property, plant and equipment at October 31, consisted of the following:

---------------------------------------------------------------
(in thousands of dollars)                    1998        1999
---------------------------------------------------------------
Land                                       $    834    $    800
Buildings                                     3,968       3,726
Transportation equipment                     11,633      13,104
Machinery and other equipment                51,528      61,390
Leasehold improvements                       13,096      14,425
---------------------------------------------------------------
                                             81,059      93,445
Less accumulated depreciation and
  amortization                              (53,752)    (58,264)
---------------------------------------------------------------
                                           $ 27,307    $ 35,181
===============================================================

5. LONG-TERM DEBT AND CREDIT AGREEMENT

     The Company has a $150 million syndicated line of credit expiring July 1, 2002. The unsecured revolving credit facility provides, at the Company's option, interest at the prime rate or IBOR+.35%. The facility calls for a commitment fee payable quarterly, in arrears, of .12% based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued in conjunction with the Company's self-insurance program plus cash borrowings are considered to be outstanding amounts. As of October 31, 1999, the total outstanding amount under this facility was $90 million comprised of $26 million in loans and $64 million in standby letters of credit. The interest rates at October 31, 1999 on loans outstanding under this agreement ranged from 5.79% to 8.25%. The Company is required, under this agreement to maintain financial ratios and places certain limitations on dividend payments. The Company is prohibited from paying cash dividends exceeding 50% of its net income for any fiscal year.

     The Company has a loan agreement with a major U.S. bank with a balance of $3,386,000 at October 31, 1999. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003.

     The long-term debt of $29,801,000 matures in the years ending October 31 as follows: $898,000 in 2000; $902,000 in 2001; $26,916,000 in 2002, $990,000 in
2003, $47,000 in 2004, and $48,000 in subsequent years.

     Long-term debt at October 31, is summarized as follows:

---------------------------------------------------------------
        (in thousands of dollars)            1998        1999
---------------------------------------------------------------
Revolving credit facility with interest at
5.79 -- 8.25%                               $30,000     $26,000
Note payable to bank with interest at
  6.78%                                       4,104       3,386
Other                                           481         415
---------------------------------------------------------------
                                             34,585      29,801
Less current portion                            865         898
---------------------------------------------------------------
                                            $33,720     $28,903
===============================================================

6. EMPLOYEE BENEFIT PLANS

(A) RETIREMENT AGREEMENTS

     The Company has unfunded retirement agreements for approximately 44 current and former directors and senior executives, many of which are fully vested. The agreements provide for annual benefits for ten years commencing at the later of the respective retirement dates of those executives or age 65. The benefits are accrued over the period these directors and senior executives are expected to be employed by the Company. During 1997, 1998 and 1999, amounts accrued under these agreements were $629,000, $513,000 and $674,000, respectively. Payments were made in 1997, 1998 and 1999 in the amounts of $124,000, $207,000 and $231,000, respectively.

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

     The Company provided for profit sharing contributions of $1,336,000, $1,534,000 and $1,643,000 for 1997, 1998 and 1999, respectively. The Company's matching 401(k) contributions required by the 401(k) plan for 1997, 1998 and 1999 were approximately $873,000, $1,066,000 and $1,210,000, respectively.

(C) SERVICE AWARD BENEFIT PLAN

     In 1989 the Company adopted an unfunded service award benefit plan, with a retroactive vesting period of five years. This plan is a "severance pay plan" as defined by the Employee Retirement Income Security Act (ERISA) and covers certain qualified employees. The plan provides participants, upon termination, with a guaranteed seven days pay for each year of employment subsequent to November 1, 1989. The Company, at its discretion, may also award additional days each year.
     Net cost of the plan is comprised of:

-----------------------------------------------------------------
       (in thousands of dollars)          1997     1998     1999
-----------------------------------------------------------------
Service cost                             $  298   $  300   $  396
Interest                                    233      247      255
-----------------------------------------------------------------
Net cost                                 $  531   $  547   $  651
=================================================================
Actuarial present value of:
  Vested benefit obligation              $2,964   $3,280   $3,724
  Accumulated benefit obligation         $3,102   $3,391   $3,850
  Projected benefit obligation           $3,853   $4,072   $4,571
=================================================================

     Assumptions used in accounting for the plan as of October 31 were:

------------------------------------------------------
                                    1997   1998   1999
------------------------------------------------------
Weighted average discount rate       7%     7%    6.5%
Rate of increase in compensation
level                                5%     5%      5%
======================================================

(D) PENSION PLANS UNDER COLLECTIVE BARGAINING

     Certain qualified employees of the Company are covered under union-sponsored collectively bargained multi-employer defined benefit plans. Contributions for these plans were approximately $14,993,000, $20,763,000 and $25,516,000 in 1997, 1998 and 1999, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

7. LEASE COMMITMENTS AND RENTAL EXPENSE

     The Company is obligated under noncancelable operating leases for various facilities and equipment.

     As of October 31, 1999, future minimum lease commitments under noncancelable operating leases are as follows:

---------------------------------------------------------------
     Years ending (in thousands of dollars)
---------------------------------------------------------------
2000                                                 $ 40,128
  2001                                                 32,223
  2002                                                 26,231
  2003                                                 19,544
  2004                                                 13,507
  Thereafter                                           70,841
---------------------------------------------------------------
  Total minimum lease commitments                    $202,474
===============================================================

     Rental expense for the years ended October 31, is summarized as follows:

---------------------------------------------------------------
   (in thousands of dollars)       1997       1998       1999
---------------------------------------------------------------
Minimum rentals under
  noncancelable leases            $52,997    $61,648    $52,231
Contingent rentals                 32,031     26,071     41,441
Short-term rental agreements       12,201     11,379      2,758
---------------------------------------------------------------
                                  $97,229    $99,098    $96,430
===============================================================

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

9. REDEEMABLE CUMULATIVE PREFERRED STOCK

     On June 23, 1993, the Company authorized 6,400 shares of preferred stock having a par value of $0.01 per share. These shares designated as Series B 8% Senior Redeemable Cumulative Preferred Stock (Series B Preferred Stock) shall be entitled to one vote per share on all matters upon which common stockholders are entitled to vote and have a redemption price of $1,000 per share, together with accrued and unpaid dividends thereon. Redemption of the Series B Preferred Stock is at the option of the holders for any or all of the outstanding shares after September 1, 1998 or at the option of the Company after September 1, 2002. The total redemption value of the shares outstanding at October 31, 1998 and

1999 in an amount of $6,400,000 is classified on the Company's balance sheet as redeemable cumulative preferred stock. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series B Preferred Stock shall be paid the redemption price plus all accrued dividends to the date of liquidation, dissolution or winding up of affairs before any payment to other stockholders.

     On September 1, 1993, the Company issued 6,400 shares of its Series B Preferred Stock in conjunction with the acquisition of System Parking. The acquisition agreement provided that one-half, or 3,200 shares, of the Series B Preferred Stock be placed in escrow and will be released upon certain earnout requirements. As of October 31, 1999, none of these shares have been released.

     Dividends of $128,000 are due and payable each quarter and are deducted from net income in determining net income per common share.

10. CAPITAL STOCK

     In March 1999, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, par value $.01 per share, authorized for issue from 28,000,000 to 100,000,000.

     The Company is also authorized to issue 500,000 shares of preferred stock, of which 50,000 shares have been designated as Series A Junior Participating Preferred Stock of $.01 par value. None of these preferred shares have been issued.

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

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net earnings and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. The use of these models requires subjective assumptions, including future stock price volatility and expected time to exercise, which can have a significant effect on the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 9.8 years, 11.4 years, and 11.9 years from the date of grant in fiscal 1997, 1998, and 1999, respectively; expected stock price volatility of 19.5%, 25.3%, and 26.2%, respectively; expected dividend yields of 2.6%, 1.5%, and 1.9%, and risk free interest rates of 6.5%, 6.0%, and 5.0% in fiscal 1997, 1998, and 1999, respectively.

     The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal awards had been amortized to expense over the vesting period of the awards, pro forma net earnings would have been $24,376,000 ($1.09 per share) for fiscal 1997, $27,496,000 ($1.17 per share) for fiscal 1998, and $35,409,000 ($1.47 per share)
for fiscal 1999. The impact of outstanding stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 1997, 1998, and 1999 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all future applicable stock grants.

     Although most of the options granted under the "Price-Vested" Performance Stock Option Plan adopted in fiscal 1996 were granted in fiscal 1997, the recognition of expense in the SFAS 123 footnote for this Plan increased from $724,296 in fiscal 1997 to $5,879,059 in fiscal 1998. This accounts for the majority of the increase in the total recognition from all plans from $4,682,235 in fiscal 1997 to $10,513,464 in fiscal 1998. This large increase results from the requirements contained in SFAS 123. The options from this Plan were granted with a ten-year term. If, during the first four years, the stock price achieved and maintained a set price for ten out of thirty consecutive trading days, the options associated with the price would vest. The prices established were $25, $30, $35 and $40, with 25% of the options vesting at each price point. If, at the end of four years, any of the stock price performance targets were not achieved, then the remaining options would vest at the end of eight years from the date the options were granted. SFAS 123 requires that the projected value of the options be determined on the grant date and recognized over the period in which the options are earned (the vesting period). For these options, the projected value of the options was determined and that value was to be recognized over the eight-year vesting period unless vesting occurred at an earlier date. In fiscal 1998 ABM stock achieved and maintained for the requisite ten-day period, the first three price targets. As a result, 75% of the options are now vested, and the projected value of that 75% less the amount recognized in fiscal 1997 for those options is recognized in this year's footnote. Of the remaining 25% of the originally granted options yet to be vested, one-eighth was recognized in each of the last three years. The remaining amount will be recognized over the next five years unless sooner vested by the stock achieving a price of $40 per share and maintaining that price for ten out of 30 consecutive trading days.

     "Time-Vested" Incentive Stock Option Plan adopted in 1987, as amended

     In 1987, the Company adopted a stock option plan under which 1,200,000 shares were reserved for grant until December 31, 1996. In March 1994, this plan was amended to reserve an additional 1,000,000 shares. In March 1996, the plan was amended again to reserve another 2,000,000 shares. Options which terminate without being exercised may be reissued. At October 31, 1999, 1,017,210 shares remained available for grant.

     Transactions under this plan are summarized as follows:

---------------------------------------------------------------
                                                       Weighted
                                                       Average
                                          Number of    Exercise
                                            Options      Price
---------------------------------------------------------------
Balance October 31, 1996                  2,398,000     $12.21
Granted (Weighted average fair value of
  $4.55)                                     89,000     $19.83
Exercised                                  (108,000)    $ 8.70
Terminated                                  (64,000)    $13.28
---------------------------------------------------------------
Balance October 31, 1997                  2,315,000     $12.41
Granted (Weighted average fair value of
  $10.20)                                   266,000     $32.28
Exercised                                  (486,000)    $ 7.35
Terminated                                  (83,000)    $15.16
---------------------------------------------------------------
Balance October 31, 1998                  2,012,000     $16.40
Granted (Weighted average fair value of
  $8.34)                                    126,000     $30.86
Exercised                                  (296,000)    $10.28
Terminated                                  (35,000)    $18.30
---------------------------------------------------------------
Balance October 31, 1999                  1,807,000     $18.37
===============================================================

---------------------------------------------------------------------------
Outstanding                                                Exercisable
----------------------------------------------------   --------------------
                            Weighted
                            Average         Weighted               Weighted
                 Number     Remaining       Average     Number     Average
Range of           of       Contractual     Exercise      of       Exercise
Prices          Options     Life (Years)      Price    Options       Price
---------------------------------------------------------------------------
$ 8.49 - 13.32  604,000       3.9            $ 9.03    598,000      $ 9.00
$17.44 - 26.94  849,000       6.8            $19.18    549,000      $19.01
$29.41 - 36.59  354,000       8.5            $32.31    103,000      $32.39
===========================================================================

     "Price-Vested" Performance Stock Option Plan adopted in 1996

     In December 1996, the Company adopted a stock option plan under which 1,500,000 shares have been reserved. The options expire 10 years after the date of grant and any options which terminate without being exercised may be reissued. Each option will have a pre-defined vesting price which provides for accelerated vesting if the fair market value of the Company's common stock is equal to or greater than the pre-defined vesting price for 10 trading days in any period of 30 consecutive trading days. Vested options will become exercisable only after the first anniversary of its grant date. Any option that has not vested prior to the fourth anniversary of its grant date will vest on the eighth anniversary of its grant date. At October 31, 1999, 310,000 shares remained available for grant.

     Transactions under this plan are summarized as follows:

---------------------------------------------------------------
                                                       Weighted
                                                       Average
                                          Number of    Exercise
                                            Options      Price
---------------------------------------------------------------
Granted December 17, 1996 (Weighted
  average fair value of $6.32)            1,120,000     $20.40
Terminated                                  (40,000)    $20.00
---------------------------------------------------------------
Balance October 31, 1997                  1,080,000     $20.41
Granted (Weighted average fair value of
  $14.95)                                   140,000     $36.59
Exercised                                   (70,000)    $20.00
---------------------------------------------------------------
Balance October 31, 1998                  1,150,000     $22.40
Exercised                                   (15,000)    $20.00
---------------------------------------------------------------
Balance October 31, 1999                  1,135,000     $22.37
===============================================================

---------------------------------------------------------------------------
Outstanding                                                Exercisable
----------------------------------------------------   --------------------
                            Weighted
                            Average         Weighted               Weighted
                 Number     Remaining       Average     Number     Average
Range of           of       Contractual     Exercise      of       Exercise
Prices          Options     Life (Years)      Price    Options       Price
---------------------------------------------------------------------------
$20.00 - 25.59  995,000       7.2            $20.45    770,000      $20.44
    $36.59      140,000       8.4            $36.59     70,000      $36.59
===========================================================================

     "Age-Vested" Career Stock Option Plan
       adopted in 1984, as amended

     In 1984, the Company adopted a stock option plan whereby 680,000 shares were reserved for grant. In March of 1996, another 1,000,000 shares were reserved for grant under the plan. As amended December 20, 1994, options which have been granted at fair market value are 50% exercisable when the option holders reach their 61st birthday and the remaining 50% will vest on their 64th birthday. To the extent vested, the options may be exercised at any time prior to one year after termination of employment. Options which terminate without being exercised may be reissued. At October 31, 1999, 434,000 shares remained available for grant.

     Transactions under this plan are summarized as follows:

---------------------------------------------------------------
                                                       Weighted
                                                       Average
                                          Number of    Exercise
                                            Options      Price
---------------------------------------------------------------
Balance October 31, 1996                    639,000     $ 7.55
Granted (Weighted average fair value of
  $6.65)                                      6,000     $19.44
Terminated                                  (22,000)    $11.25
---------------------------------------------------------------
Balance October 31, 1997                    623,000     $ 7.53
Granted (Weighted average fair value of
  $13.79)                                   573,000     $30.01
Terminated                                  (12,000)    $18.82
---------------------------------------------------------------
Balance October 31, 1998                  1,184,000     $18.29
Granted (Weighted average fair value of
  $14.59)                                    75,000     $31.88
Exercised                                   (56,000)    $ 6.22
Terminated                                  (16,000)    $ 9.31
---------------------------------------------------------------
Balance October 31, 1999                  1,187,000     $19.86
===============================================================

---------------------------------------------------------------------------
Outstanding                                                     Exercisable
----------------------------------------------------   --------------------
                            Weighted
                             Average        Weighted               Weighted
                  Number    Remaining       Average      Number    Average
Range of              of    Contractual     Exercise         of    Exercise
Prices           Options    Life (Years)      Price     Options      Price
---------------------------------------------------------------------------
$ 5.72 -  8.72   382,000           4         $ 5.96     135,000     $ 6.39
$11.25 - 13.28   159,000           7         $11.33      29,000     $11.25
    $19.44         6,000          12         $19.44          --         --
$29.41 - 36.94..  640,000         12         $30.23      86,000     $29.41
===========================================================================

     Employee Stock Purchase Plan
       adopted in 1985, as amended

     In 1985, the Company adopted an employee stock purchase plan under which sale of 5 million shares of its common stock has been authorized. In March of 1996, the sale of an additional 1,200,000 shares were authorized, and again in March of 1999, 1,200,000 additional shares were authorized under this plan. The purchase price of the shares under the plan is the lesser of 85% of the fair market value at the commencement of each plan year or 85% of the fair market value on the date of purchase. Employees may designate up to 10% of their compensation for the purchase of stock. During 1997, 1998, and 1999, 520,000, 562,160, and 602,000 shares of stock were issued under the plan for an aggregate purchase price of $7,841,000, $10,873,000, and $13,632,000, respectively. The weighted average fair value per share of purchases in 1997, 1998, and 1999 was $5.75, $5.11, and $7.32, respectively, and were issued at a weighted-average price of $15.08, $19.34, and $23.25, respectively. At October 31, 1999, 908,000 shares remained unissued under the plan.

11. INCOME TAXES

     The provision for income taxes is made up of the following components for each of the years ended October 31:

---------------------------------------------------------------
(in thousands of dollars)          1997       1998       1999
---------------------------------------------------------------
Current
Federal                           $18,685    $22,415    $29,807
  State                             2,809      5,647      4,286
  Foreign                               8         37          9
Deferred
  Federal                          (1,619)    (4,149)    (6,022)
  State                              (158)      (372)      (515)
---------------------------------------------------------------
                                  $19,725    $23,578    $27,565
===============================================================

     Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. statutory rates to pretax income from operations as a result of the following for the years ended October 31:

-------------------------------------------------------------
                                1997        1998        1999
-------------------------------------------------------------
Statutory rate                 35.0 %      35.0 %      35.0 %
State and local taxes on
income, net of federal tax
benefit                         3.4 %       5.6 %       5.5 %
Tax credits                    (0.9)%      (2.7)%      (2.6)%
Nondeductible expenses and
  other -- net                  4.5 %       3.1 %       3.1 %
-------------------------------------------------------------
                               42.0 %      41.0 %      41.0 %
=============================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, are presented below:

---------------------------------------------------------------
(in thousands of dollars)                     1998       1999
---------------------------------------------------------------
Deferred tax assets:
Self-insurance claims                        $28,767    $30,484
  Bad debt allowance                           1,073      2,401
  Deferred and other compensation              6,103      7,361
  Intangible amortization                      2,853      3,384
  State taxes                                  1,105      1,408
  Other                                        3,122      3,172
---------------------------------------------------------------
        Total gross deferred tax assets       43,023     48,210
---------------------------------------------------------------
Deferred tax liabilities:
  Union pension contributions                 (5,161)    (4,051)
  Depreciation                                   152        392
---------------------------------------------------------------
        Total gross deferred tax
          liabilities                         (5,009)    (3,659)
---------------------------------------------------------------
        Net deferred tax assets              $38,014    $44,551
===============================================================

     Management has determined the total net deferred tax asset will more likely than not be realized.

     At October 31, 1999, ABM has a capital loss carryover of $1,135,516, which can be carried forward to offset capital gains, if any, to reduce future federal income taxes through October 31, 2001.

12. ACQUISITIONS AND DIVESTITURES

     All acquisitions have been accounted for using the purchase method of accounting; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is generally included in goodwill. Most purchase agreements provide for contingent payments based on the annual pretax income for subsequent periods ranging generally from three to five years. Any such future payments are generally capitalized as goodwill when paid. Cash paid for acquisitions, including any contingent amounts based on subsequent earnings, were approximately $11 million in 1999. In addition, common shares, with a fair market value of approximately $1.7 million at the date of issuance, were issued in 1999 under the contingent payment provisions of a prior year acquisition. Acquisitions and dispositions made during the fiscal year 1999 are discussed below:

     Effective February 1, 1999, the Company acquired the operations and selected assets of VIP Valet Parking, with customers located in Austin and Houston, Texas. The terms for the purchase of this acquisition were a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years. This acquisition contributed approximately $0.9 million in revenues in fiscal year 1999.

     Effective April 1, 1999, the Company acquired the operations and selected assets of Commercial Landscaping Services, with operations located in the Carolinas and Tennessee. The terms for the purchase of this acquisition were a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years. This acquisition contributed approximately $4 million in revenues in fiscal year 1999.

     Effective April 1, 1999, the Company acquired the operations and selected assets of Integra Services Corporation, with customers located in Des Moines, Iowa. The terms for the purchase of this acquisition were a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years. This acquisition contributed approximately $2.3 million in revenues in fiscal year 1999.

     Effective May 1, 1999, the Company acquired the operations and stock of Masterclean Systems, Inc., with customers located in Louisville, Kentucky, and

Master-Klean, Inc. with customers in Indianapolis, Indiana. The terms for the purchase of these acquisitions were a cash downpayment made at closing plus annual contingent payments based on gross profits to be made over five years. This acquisition contributed approximately $1.9 million in revenues in fiscal year 1999.

     Effective July 1, 1999, the Company acquired the operations and selected assets of Suburban Lighting Company, with customers located in Minnesota and other parts of the upper Midwest. The terms for the purchase of this acquisition were a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years. This acquisition contributed approximately $1.3 million in revenues in fiscal year 1999.

     Effective August 1, 1999, the Company acquired the operations and selected assets of FaciliTech, with customers located in the Minneapolis/St. Paul metropolitan area of Minnesota. The terms for the purchase of this acquisition were a cash downpayment made at closing plus annual contingent payments based on gross profits to be made over three years. This acquisition contributed approximately $0.9 million in revenues in fiscal year 1999.

     Effective August 1, 1999, the Company acquired the operations and selected assets of Private Patrol Agency, with customers located in San Jose, California. The terms for the purchase of this acquisition were a cash payment made at closing.

     These seven business combinations were accounted for under the purchase method of accounting. The aggregate consideration paid for these acquisitions consisted of $7,199,000. The aggregate purchase price does not include payments of contingent consideration based upon the results of operations of the businesses acquired.

     Effective November 1, 1999, the Company acquired the operations and selected assets of NPS Corporation, with customers located in Anchorage, Alaska. The terms for the purchase of this acquisition were a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

     Effective December 1, 1999, the Company acquired the operations and selected assets of Centre City Parking, with customers located in Miami, Florida. The terms for the purchase of this acquisition were a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

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

14. SEGMENT INFORMATION

     In fiscal 1999, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the industry segment approach with the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The Company is organized into nine separate operating segments as defined under SFAS 131. However the ABM Janitorial, Amtech Elevator, ABM Engineering, Amtech Lighting and Ampco System Parking operating segments are reportable using the quantitative threshold criteria under SFAS 131. Included in all other segments are the ABM Facility Services, American Commercial Security, CommAir Mechanical Services and Easterday Janitorial Supply Company segments. In addition, the corporate expenses are not allocated, and, therefore, have been included, as in the past, to provide more meaningful information. All of these segments are distinct business units. They are managed separately because of their unique services, technology and marketing requirements. Nearly 100% of the operations and related revenues are within the United States and no single customer accounts for more than 10% of sales. The adoption of SFAS 131 had no impact on the results of operations or financial position.

--------------------------------------------------------------------------------------------------------------------------
                                                                                            Ampco
       (in thousands of dollars)             ABM        Amtech        ABM        Amtech     System      ALL
  For the year ended October 31, 1997     Janitorial   Elevator   Engineering   Lighting   Parking     Other     Corporate
--------------------------------------------------------------------------------------------------------------------------
Revenues and other income                  $685,234    $82,531     $ 94,048     $79,913    $144,206   $166,030   $    510
Intersegment revenues                         1,553          0          335         611           0     12,191
--------------------------------------------------------------------------------------------------------------------------
Total Revenues                             $686,787    $82,531     $ 94,383     $80,524    $144,206   $178,221   $    510
==========================================================================================================================
Operating profit                           $ 32,845    $ 4,654     $  7,377     $ 6,260    $  6,349   $  6,804   $(14,650)
Interest, expense                               (24)         1            0           0          (5)        (8)    (2,639)
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                 $ 32,821    $ 4,655     $  7,377     $ 6,260    $  6,344   $  6,796   $(17,289)
==========================================================================================================================
Identifiable assets                        $195,890    $28,827     $ 27,898     $48,320    $ 73,759   $ 44,513   $ 45,044
==========================================================================================================================
Depreciation expense                       $  3,538    $   375     $    122     $ 1,610    $  2,085   $    894   $    697
==========================================================================================================================
Amortization expense                       $  3,525    $   192     $     90     $   366    $  2,366   $    258   $      0
==========================================================================================================================
Capital expenditures                       $  4,668    $   265     $    244     $ 1,813    $  3,568   $  1,547   $  1,167
==========================================================================================================================
FOR THE YEAR ENDED OCTOBER 31, 1998
--------------------------------------------------------------------------------------------------------------------------
Revenues and other income                  $859,066    $89,263     $136,439     $87,901    $154,050   $174,579   $    529
Intersegment revenues                           324          0          367         288           0     12,981          0
--------------------------------------------------------------------------------------------------------------------------
Total Revenues                             $859,390    $89,263     $136,806     $88,189    $154,050   $187,560   $    529
==========================================================================================================================
Operating profit                           $ 44,615    $ 6,453     $  8,044     $ 6,926    $  6,984   $  8,073   $(20,122)
Interest, expense                               (19)         1            0           0           0         (9)    (3,438)
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                 $ 44,596    $ 6,454     $  8,044     $ 6,926    $  6,984   $  8,064   $(23,560)
==========================================================================================================================
Identifiable assets                        $212,714    $29,903     $ 34,606     $54,134    $ 77,690   $ 47,335   $ 44,981
==========================================================================================================================
Depreciation expense                       $  4,281    $   391     $    146     $ 1,617    $  2,125   $  1,029   $  1,109
==========================================================================================================================
Amortization expense                       $  5,135    $   192     $    368     $   417    $  2,468   $    315   $      0
==========================================================================================================================
Capital expenditures                       $  5,577    $   115     $     97     $ 1,330    $  1,485   $    786   $  2,325
==========================================================================================================================
FOR THE YEAR ENDED OCTOBER 31, 1999
--------------------------------------------------------------------------------------------------------------------------
Revenues and other income                  $933,293    $96,618     $153,758     $95,521    $162,358   $187,306   $    862
Intersegment revenues                           374          0          188         270           0     12,567          0
--------------------------------------------------------------------------------------------------------------------------
Total Revenues                             $933,667    $96,618     $153,946     $95,791    $162,358   $199,873   $    862
==========================================================================================================================
Operating profit                           $ 49,496    $ 6,651     $  8,352     $ 7,461    $  8,539   $  7,336   $(18,644)
Interest, expense                               (13)         0            0           0           0        (10)    (1,936)
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                 $ 49,483    $ 6,651     $  8,352     $ 7,461    $  8,539   $  7,326   $(20,580)
==========================================================================================================================
Identifiable assets                        $242,117    $32,411     $ 34,864     $59,921    $ 84,360   $ 52,798   $ 56,913
==========================================================================================================================
Depreciation expense                       $  4,575    $   381     $    101     $ 1,454    $  1,998   $  1,032   $  1,274
==========================================================================================================================
Amortization expense                       $  5,866    $   192     $    368     $   531    $  2,568   $    358   $      0
==========================================================================================================================
Capital expenditures                       $  6,632    $   354     $    168     $ 1,506    $  1,763   $  1,468   $  7,560
==========================================================================================================================

----------------------------------------  ---------------------------

       (in thousands of dollars)                         CONSOLIDATED
  For the year ended October 31, 1997     ELIMINATIONS      TOTALS
----------------------------------------
Revenues and other income                   $      0      $1,252,472
Intersegment revenues                        (14,690)              0
----------------------------------------
Total Revenues                              $(14,690)     $1,252,472
========================================
Operating profit                            $      0      $   49,639
Interest, expense                                  0          (2,675)
----------------------------------------
Income before income taxes                  $      0      $   46,964
========================================
Identifiable assets                         $      0      $  464,251
========================================
Depreciation expense                        $      0      $    9,321
========================================
Amortization expense                        $      0      $    6,797
========================================
Capital expenditures                        $      0      $   13,272
========================================
FOR THE YEAR ENDED OCTOBER 31, 1998
----------------------------------------
Revenues and other income                   $      0      $1,501,827
Intersegment revenues                        (13,960)              0
----------------------------------------
Total Revenues                              $(13,960)     $1,501,827
========================================
Operating profit                            $      0      $   60,973
Interest, expense                                  0          (3,465)
----------------------------------------
Income before income taxes                  $      0      $   57,508
========================================
Identifiable assets                         $      0      $  501,363
========================================
Depreciation expense                        $      0      $   10,698
========================================
Amortization expense                        $      0      $    8,895
========================================
Capital expenditures                        $      0      $   11,715
========================================
FOR THE YEAR ENDED OCTOBER 31, 1999
----------------------------------------
Revenues and other income                   $      0      $1,629,716
Intersegment revenues                        (13,399)              0
----------------------------------------
Total Revenues                              $(13,399)     $1,629,716
========================================
Operating profit                            $      0      $   69,191
Interest, expense                                  0          (1,959)
----------------------------------------
Income before income taxes                  $      0      $   67,232
========================================
Identifiable assets                         $      0      $  563,384
========================================
Depreciation expense                        $      0      $   10,815
========================================
Amortization expense                        $      0      $    9,883
========================================
Capital expenditures                        $      0      $   19,451
========================================

Intersegment revenues are recorded at prices negotiated between the entities.

15. QUARTERLY INFORMATION (UNAUDITED)
    (in thousands, except earnings per share)

--------------------------------------------------------------------------------------------------------
                                                             Fiscal Quarter
                                              --------------------------------------------
                                               First       Second      Third       Fourth        YEAR
--------------------------------------------------------------------------------------------------------
1998
Revenues and other income                     $358,747    $369,034    $381,036    $393,010    $1,501,827
Gross profit                                    46,253      48,506      52,292      56,353       203,404
Net income                                       5,735       7,105       9,526      11,564        33,930
Net income per common share:
  Basic                                           0.27        0.33        0.44        0.53          1.58
  Diluted                                         0.25        0.30        0.40        0.49          1.44
1999
Revenues and other income                     $391,831    $398,291    $412,689    $426,905    $1,629,716
Gross profit                                    50,155      50,228      56,584      59,208       216,175
Net income                                       6,969       8,366      11,129      13,203        39,667
Net income per common share:
  Basic                                           0.32        0.37        0.50        0.58          1.77
  Diluted                                         0.29        0.35        0.46        0.55          1.65
--------------------------------------------------------------------------------------------------------

SCHEDULE II

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED VALUATION ACCOUNTS

Years ended October 31, 1997, 1998 and 1999
(in thousands of dollars)

---------------------------------------------------------------------------------------------------------------------
                                                          Balance    Charges to   Deductions      Other       Balance
                                                         Beginning   Costs and      Net of      Additions     End of
                                                          of Year     Expenses    Recoveries   (Reductions)    Year
---------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
Years ended October 31:
1997                                                      $4,442       $2,988      ($1,507)         $0        $5,923
1998                                                       5,923        2,821       (1,983)          0         6,761
1999                                                       6,761        2,257       (1,528)          0         7,490
---------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE
          OFFICERS OF THE REGISTRANT.

     The information required by this item regarding the Company's executive officers is incorporated by reference to the information set forth under the caption "Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" contained in the Proxy Statement to be used by the Company in connection with its 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF
          CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

     The information required by this item is incorporated by reference to the information set forth under the caption "Principal Stockholders" contained in the Proxy Statement to be used by the Company in connection with its 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to the information set forth under the captions "Executive Compensation" and "Certain Relationships and Related Transactions" contained in the Proxy Statement to be used by the Company in connection with the 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED
          FINANCIAL STATEMENT
          SCHEDULES AND REPORTS
          ON FORM 8-K.

     (a) The following documents are filed as part of this Form 10-K:

          1. Consolidated Financial Statements of ABM Industries Incorporated and Subsidiaries (see Item 8):

               Independent Auditors' Report

               Consolidated Balance Sheets --
          October 31, 1998 and 1999

               Consolidated Statements of Income -- Years ended October 31, 1997, 1998 and 1999

               Consolidated Statements of Stockholders' Equity and Comprehensive Income -- Years ended October 31, 1997, 1998 and 1999

               Consolidated Statements of Cash Flows -- Years ended October 31, 1997, 1998 and 1999

               Notes to Consolidated Financial Statements.

          2. Consolidated Financial Statement Schedule of ABM Industries Incorporated and Subsidiaries (see Item 8):

     Schedule II -- Consolidated Valuation Accounts -- Years ended October 31, 1997, 1998 and 1999.

     All other schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto.

     The individual financial statements of the registrant's subsidiaries have been omitted since the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly owned subsidiaries.

          3. Exhibits:

               See Exhibit Index.

     (b) Reports on Form 8-K:

     No reports on Form 8-K have been filed during the fourth quarter of fiscal year 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ABM INDUSTRIES INCORPORATED

By:                          /s/ William W. Steele
    -----------------------------------------------------------
                                 William W. Steele
                  President, Chief Executive Officer and Director
                                  January 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   /s/ William W. Steele                                         /s/ Martinn H. Mandles
------------------------------------------------------------  ------------------------------------------------------------
                     William W. Steele                                             Martinn H. Mandles
      President, Chief Executive Officer and Director                            Chairman of the Board,
               (Principal Executive Officer)                           Chief Administrative Officer and Director
                      January 28, 2000                                              January 28, 2000

                    /s/ David H. Hebble                                          /s/ Vernon E. Skelton
------------------------------------------------------------  ------------------------------------------------------------
                      David H. Hebble                                              Vernon E. Skelton
                 Senior Vice President and                                   Vice President, Controller and
                  Chief Financial Officer                                       Chief Accounting Officer
               (Principal Financial Officer)                                 (Principal Accounting Officer)
                      January 28, 2000                                              January 28, 2000

                  /s/ Maryellen B. Cattani                                          /s/ Linda Chavez
------------------------------------------------------------  ------------------------------------------------------------
                    Maryellen B. Cattani                                              Linda Chavez
                          Director                                                      Director
                      January 28, 2000                                              January 28, 2000

                     /s/ Luke S. Helms                                          /s/ Charles T. Horngren
------------------------------------------------------------  ------------------------------------------------------------
                       Luke S. Helms                                              Charles T. Horngren
                          Director                                                      Director
                      January 28, 2000                                              January 28, 2000

                 /s/ Henry L. Kotkins, Jr.                                       /s/ Theodore Rosenberg
------------------------------------------------------------  ------------------------------------------------------------
                   Henry L. Kotkins, Jr.                                           Theodore Rosenberg
                          Director                                                  Chairman of the
                      January 28, 2000                                      Executive Committee and Director
                                                                                    January 28, 2000

                    /s/ William E. Walsh
------------------------------------------------------------
                      William E. Walsh
                          Director
                      January 28, 2000

     EXHIBIT INDEX:

---------------------------------------------------------------
Exhibit
Number      Description
---------------------------------------------------------------
 3.1[j]     Certificate of Incorporation, as amended
 3.1.1[s]   Certificate of Amendment of Certificate of
            Incorporation dated March 16, 1999
 3.2        Restated By-laws, as amended
 4.1[k]     Credit Agreement, dated June 25, 1997, between Bank
            of America National Trust and Savings Association
            and the Company
 4.2[q]     First Amendment to Credit Agreement dated as of
            October 31, 1997
 4.3        Second Amendment to Credit Agreement dated as of
            September 22, 1999
 4.5[c]     Business Loan Agreement dated February 13, 1996
10.2[j]*    1985 Employee Stock Purchase Plan as amended
            effective December 19, 1995
10.3[b]*    Supplemental Medical and Dental Plan
10.4[j]*    1984 Executive Stock Option Plan as amended
            effective December 19, 1995 (now known as "Age-
            Vested" Career Stock Option Plan)
10.9[f]*    Short Form Deed of Trust and Assignment of Rents
            (dated December 17, 1991) between the Company and
            John F. Egan, together with the related Promissory
            Note (dated January 1, 1992)
10.13[j]*   1987 Stock Option Plan as amended effective
            December 19, 1995 (now known as "Time-Vested"
            Incentive Stock Option Plan)
10.16[d]    Rights Agreement, dated as of March 17, 1998,
            between the Company and ChaseMellon Shareholder
            Services, L.L.C., as Rights Agent
10.19[e]*   Service Award Plan
10.20[f]*   Executive Employment Agreement with William W.
            Steele
10.21[f]*   Amended and Restated Retirement Plan for Outside
            Directors
10.22[f]*   Amendment No. 1 to Service Award Plan
10.23[g]*   Form of Outside Director Retirement Agreement
            (dated June 16, 1992)
10.24[g]*   Executive Employment Agreement with John F. Egan
10.25[g]*   Executive Employment Agreement with Jess E. Benton,
            III
10.27[h]    Guaranty of American Building Maintenance
            Industries, Inc.
10.28[i]*   Deferred Compensation Plan
10.29[i]*   Form of Existing Executive Employment Agreement
            Other Than Those Specifically Named Above
10.30[l]*   Executive Employment Agreement with Martinn H.
            Mandles, as amended by Amendments One and Two
10.31[l]*   Amendment of Corporate Executive Employment
            Agreement with William W. Steele
10.32[l]*   First and Second Amendments of Corporate Executive
            Employment Agreement with John F. Egan
10.34[l]*   First and Second Amendments of Corporate Executive
            Employment Agreement with Jess E. Benton, III
10.35[l]*   Form of Amendments of Corporate Executive
            Employment Agreements with Other Than Those Named
            Above
10.36[m]*   Form of Indemnification for Directors
10.37[n]*   Second Amendment of Corporate Executive Employment
            Agreement with William W. Steele
10.39[n]*   Third Amendment of Corporate Executive Employment
            Agreement with Martinn H. Mandles
10.40[p]*   1996 ABM Industries Incorporated Long-Term Senior
            Executive Stock Option Plan (now known as "Price-
            Vested" Performance Stock Option Plan)
10.40[o]*   Amendment of Corporate Executive Employment
            Agreement with Martinn H. Mandles
10.41[o]*   Amendment of Corporate Executive Employment
            Agreement with Jess E. Benton III
10.42[r]*   Executive Employment Agreement with Henrik
            Slipsager
10.43[r]*   Second Amendment of Division Executive Employment
            Agreement with Henrik Slipsager
10.44[r]*   Third Amendment of Division Executive Employment
            Agreement with Henrik Slipsager
10.45[r]*   Amendment of Division Executive Employment
            Agreement with Henrik Slipsager
10.46[s]*   Amendment numbers 1, 2 and 3 to the Employee Stock
            Purchase Plan (Incorporated by reference to
            exhibits 99.1, 99.2 and 99.3 to Form S-8
            Registration Statement (File No. 333-78425) filed
            by the registrant)
10.47*      Amendment No. 1 to the 1987 Incentive Stock Option
            Plan
10.48*      Amendment No. 2 to the ABM Industries Incorporated
            1987 Incentive Stock Option Plan (December 19, 1994
            Restatement)
10.49*      Amendment No. 3 to the "Time-Vested" Incentive
            Stock Option Plan
10.50*      Amendment No. 4 to the ABM Industries Incorporated
            "Time-Vested" Incentive Stock Option Plan (December
            19, 1994 Restatement)
10.51*      Amendment No. 1 to the 1984 Executive Stock Option
            Plan
10.52*      Amendment No. 2 to the 1984 Executive Stock Option
            Plan (December 1994 Restatement)
10.53*      Amendment No. 3 to the ABM Industries Incorporated
            "Age-Vested" Career Stock Option Plan (December 19,
            1995 Restatement)
10.54*      Amendment No. 1 to the Long-Term Senior Executive
            Incentive Stock Option Plan Adopted December 1996
10.55*      Amendment No. 2 to the "Price-Vested" Performance
            Stock Option Plan
10.56*      Amendment No. 3 to the ABM Industries Incorporated
            "Price-Vested" Performance Stock Option Plan
10.57*      Fourth Amendment of Division Executive Employment
            Agreement with Henrik Slipsager
21.1        Subsidiaries of the Registrant
23.1        Consent of Independent Certified Public Accountants
27.1        Financial Data Schedule

------------------------------
[b] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1984.

[c] Incorporated by reference to the exhibit bearing the same numeric description, which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended January 31, 1996.

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

[q] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1997.

[r] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1998.

[s] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended April 30, 1999.

 *  Management contract, compensatory plan or arrangement.