Form 10-Q
period 2000-01-31
ABM INDUSTRIES INC /DE/
filed 2000-03-15
CIK 771497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10 Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2000

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


         160 PACIFIC AVENUE, SUITE 222, SAN FRANCISCO, CALIFORNIA 94111
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:       415/733-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of Common Stock outstanding as of March 9, 2000: 22,418,776

                                 ABM INDUSTRIES INCORPORATED
                                          FORM 10-Q
                         FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                                      TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION                                             PAGE
------                                                                    ----
Item 1  Condensed Consolidated Financial Statements........................2
         Notes to the Condensed Consolidated
          Financial Statements.............................................7
Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................9
Item 3  Qualitative and Quantitative Disclosures
         About Market Risk................................................15

PART II  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K..................................15

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                     OCTOBER 31,      JANUARY 31,
                                                        1999            2000
                                                     -----------      -----------
ASSETS:

CURRENT ASSETS:
   Cash and cash equivalents                          $  2,139        $  2,198
   Accounts receivable, net                            297,596         295,766
   Inventories                                          23,296          25,224
   Deferred income taxes                                14,163          15,046
   Prepaid expenses and other current assets            30,395          33,963
                                                      --------        --------
      Total current assets                             367,589         372,197
                                                      --------        --------
INVESTMENTS AND LONG-TERM RECEIVABLES                   14,290          15,068

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land and buildings                                    4,526           4,557
   Transportation equipment                             13,104          13,298
   Machinery and other equipment                        61,390          63,896
   Leasehold improvements                               14,425          14,375
                                                      --------        --------
                                                        93,445          96,126
Less accumulated depreciation and amortization          58,264          60,395
                                                      --------        --------
Property, plant and equipment, net                      35,181          35,731
                                                      --------        --------
INTANGIBLE ASSETS - NET                                105,583         107,909
DEFERRED INCOME TAXES                                   30,388          31,397
OTHER ASSETS                                            10,353           9,466
                                                      --------        --------
                                                      $563,384        $571,768
                                                      ========        ========


                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                          OCTOBER 31,       JANUARY 31,
                                                                             1999              2000
                                                                          -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Current  portion of long-term debt                                      $     898         $     885
   Bank overdraft                                                              4,967             4,323
   Trade accounts payable                                                     45,596            42,202
   Income taxes payable                                                        7,318            14,172
   Accrued Liabilities:
      Compensation                                                            45,170            44,035
      Taxes - other than income                                               16,505            17,966
      Insurance claims                                                        35,139            35,364
      Other                                                                   27,717            29,548
                                                                           ---------         ---------
         Total current liabilities                                           183,310           188,495
Long-Term Debt (less current portion)                                         28,903            29,648
Retirement plans                                                              19,294            20,374
Insurance claims                                                              48,526            48,832
                                                                           ---------         ---------
         Total Liabilities                                                   280,033           287,349
                                                                           ---------         ---------
 SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
    PREFERRED STOCK                                                            6,400             6,400

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000                                         _                 _
   shares authorized;  none issued
 Common stock, $.01 par value, 100,000,000
   shares authorized; 22,407,000 and
   22,338,000 shares issued and outstanding at October 31,
   1999 and January 31, 2000, respectively                                       224               223
 Additional capital                                                           93,336            90,400
 Accumulated other comprehensive income                                         (635)             (570)
 Retained earnings                                                           184,026           187,966
                                                                           ---------         ---------
         Total stockholders' equity                                          276,951           278,019
                                                                           ---------         ---------
                                                                           $ 563,384         $ 571,768
                                                                           =========         =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 2000
                     In thousands except per share amounts)


                                                       1999            2000
                                                    --------        --------
REVENUES AND OTHER INCOME                           $391,831        $428,581
                                                    --------        --------
EXPENSES:
   Operating expenses and cost of goods sold         341,676         375,698
   Selling, general and administrative                37,789          39,485
   Interest                                              554             641
                                                    --------        --------
      Total expenses                                 380,019         415,824
                                                    --------        --------
INCOME BEFORE INCOME TAXES                            11,812          12,757

INCOME TAXES                                           4,843           5,230

                                                    --------        --------
NET INCOME                                          $  6,969        $  7,527
                                                    ========        ========
NET INCOME PER COMMON SHARE
   Basic                                            $   0.32        $   0.33
   Diluted                                          $   0.29        $   0.32

AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic                                              21,717          22,261
   Diluted                                            23,732          23,209

DIVIDENDS PER COMMON SHARE                          $   0.14        $  0.155


The accompanying notes are an integral part of the condensed consolidated financial statements

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 2000
                                 (In thousands)


                                                                                 1999                 2000
                                                                               ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                                $ 385,472            $ 428,887
   Other operating cash receipts                                                     668                  604
   Interest received                                                                 197                  148
   Cash paid to suppliers and employees                                         (366,978)            (413,109)
   Interest paid                                                                    (538)                (666)
   Income taxes paid                                                                (585)                (268)
                                                                               ---------            ---------
   Net cash provided by operating activities                                      18,236               15,596
                                                                               ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                     (4,259)              (3,546)
   Proceeds from sale of assets                                                      492                  249
   Decrease (increase) in investments and
      long-term receivable                                                           628                 (778)
   Intangible assets acquired                                                       (537)              (3,446)
                                                                               ---------            ---------
   Net cash used in investing activities                                          (3,676)              (7,521)
                                                                               ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued, including tax benefit                                      3,639                3,872
   Common stock repurchased                                                            -               (8,390)
   Dividends paid                                                                 (3,186)              (3,586)
   Decrease in cash overdraft                                                     (2,475)                (644)
   Increase in notes payable                                                           2                    -
   Long-term borrowings                                                            4,005               35,000
   Repayments of long-term borrowings                                            (12,030)             (34,268)
                                                                               ---------            ---------
   Net cash used in financing activities                                         (10,045)              (8,016)
                                                                               ---------            ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          4,515                   59
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                      1,844                2,139
                                                                               ---------            ---------
CASH AND CASH EQUIVALENTS END OF PERIOD                                          $ 6,359              $ 2,198
                                                                               =========            =========


                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 2000
                                 (In thousands)


                                                       1999             2000
                                                     --------         --------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

Net Income                                           $  6,969         $  7,527

Adjustments:
   Depreciation and amortization                        4,986            5,538
   Provision for bad debts                                588              682
   Gain on sale of assets                                  (3)             (90)
   Increase in deferred income taxes                   (2,755)          (1,892)
   (Increase) decrease in accounts receivable          (5,609)           1,148
   Decrease (increase) in inventories                     821           (1,928)
   Increase in prepaid expenses and other
      current assets                                     (984)          (3,568)
   (Increase) decrease in other assets                    (13)             887
   Increase in income taxes payable                     7,013            6,854
   Increase in retirement plans accrual                 1,010            1,080
   Increase in insurance claims liability               1,020              531
   Increase (decrease) in trade accounts
      payable and other accrued liabilities             5,193           (1,173)
                                                     --------         --------
Total adjustments to net income                        11,267            8,069
                                                     --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 18,236         $ 15,596
                                                     ========         ========
SUPPLEMENTAL DATA:
Non-cash investing activities:
   Common stock issued for net assets of
   business acquired                                 $  1,464         $  1,582
                                                     ========         ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      GENERAL

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments which are necessary to present fairly ABM Industries Incorporated (the Company) financial position as of January 31, 2000, and the results of operations and cash flows for the three months then ended. These adjustments are of a normal, recurring nature.

        These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filed for the fiscal year ended October 31, 1999 with the Securities and Exchange Commission.

2.      NET INCOME PER COMMON SHARE

        The Company has reported its earnings in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares actually outstanding during the period. Diluted net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period, including dilutive securities equivalents.

Three months ended January 31,

                                                1999                 2000
                                           ------------         ------------
Net Income                                 $  6,969,000         $  7,527,000
Preferred Stock Dividends                      (128,000)            (128,000)
                                           ------------         ------------
                                           $  6,841,000         $  7,399,000
                                           ============         ============

Common shares outstanding - basic            21,717,000           22,261,000

Effect of dilutive securities:
    Stock options                             1,869,000              825,000
    Other                                       146,000              123,000
                                           ------------         ------------

Common shares outstanding - diluted          23,732,000           23,209,000
                                           ============         ============

        For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the three months ended January 31, 2000, options to purchase approximately 1,237,000 shares of common stock at an average price of $30.97 were excluded from the computation. For the three months ended January 31, 1999, options to purchase approximately 306,000 shares of common stock at an average price of $36.67 were excluded from the computation.


3.      COMPREHENSIVE INCOME

        Other comprehensive income at October 31, 1999 and January 31, 2000 consists of foreign currency translation adjustments. Comprehensive income for the three-month period ended January 31, 2000 approximated net income.


4.      ACQUISITIONS

The Company acquired the operations and selected assets of four businesses during the quarter. These business combinations were accounted for under the purchase method of accounting. The aggregate consideration paid for these acquisitions was $2,785,000. The aggregate purchase price does not include payments of contingent consideration based upon the results of operations of the businesses acquired. As these acquisitions were not significant, pro-forma information is not included in these financial statements.


5.      SEGMENT INFORMATION

        The Company's operations are grouped into nine industry segments or divisions as defined under Statement of Financial Accounting Standards (SFAS) No. 131. The results of operations from the Company's five operating divisions that are reportable under SFAS 131 for the three months ended January 31, 2000, as compared to the three months ended January 31, 1999, are more fully described below. Included in all other divisions are ABM Facility Services, American Commercial Security, CommAir Mechanical Services, and Easterday Janitorial Supply Company.

For the three months ended January 31,

                                              1999              2000
                                           ---------         ---------
                                                 (in thousands)
Revenues:
           ABM Janitorial Services         $ 226,544         $ 250,970
           Ampco System Parking               38,583            39,876
           ABM Engineering Services           38,541            39,133
           Amtech Lighting Services           22,936            26,841
           Amtech Elevator Services           20,936            25,492
           All Other Divisions                43,948            46,181
           Corporate                             343                88
                                           =========         =========
Total Revenues                             $ 391,831         $ 428,581
                                           =========         =========


Operating Profit:
           ABM Janitorial Services         $  10,496         $  10,628
           Ampco System Parking                1,633             1,700
           ABM Engineering Services            1,970             1,887
           Amtech Lighting Services            1,479             1,623
           Amtech Elevator Services            1,086             1,136
           All Other Divisions                 1,594               862
           Corporate                          (5,892)           (4,438)
                                           =========         =========
Total Operating Profit                     $  12,366         $  13,398
                                           =========         =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends, as well as funding the Company's recent stock repurchase program. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks that provides a $150 million line of credit expiring July 1, 2002. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%. As of January 31, 2000, the total amount outstanding was approximately $92 million, which was comprised of loans in the amount of $27 million and standby letters of credit of $65 million. This agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowing and prohibits declaring or paying cash dividends exceeding 50% of the Company's net income for any fiscal year. In addition, the Company has a loan agreement with a major U.S. bank with a balance of $3,386,000 at January 31, 2000. This loan bears interest at a fixed rate of

6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003. The Company's effective interest rate for all long-term debt borrowings for the quarter ended January 31, 2000 was 7.51%.

        At January 31, 2000, working capital was $183.7 million, as compared to $184.3 million at October 31, 1999.


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


YEAR 2000

        The Company so far has experienced no disruptions in the operations of its internal information systems during its transition to the year 2000. The Company is not aware that any of its vendors or customers experienced any disruptions during their transition to the year 2000. The Company will continue to monitor the transition to year 2000 and will act promptly to resolve any problems that occur. If the Company or any third parties with which it has business relationships experience problems related to the year

2000 transition that have not yet been discovered, it could have a material adverse impact on the Company.


ACQUISITIONS

        The operating results of businesses acquired have been included in the accompanying condensed consolidated financial statements from their respective dates of acquisition.

        Effective November 1, 1999, the Company acquired the operations and selected assets of NPS Corporation, a janitorial services company, with customers located in Anchorage, Fairbanks and Juneau, Alaska. The terms for the purchase of this acquisition were a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

        Effective December 1, 1999, the Company acquired the operations and selected assets of Centre City Parking, with customers located in Miami, Florida. The terms for the purchase of this acquisition were a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

        Effective January 1, 2000, the Company acquired the operations and selected assets of United Building Services, a janitorial services company, with customers located in Long Beach, California. The terms for the purchase of this acquisition were a cash downpayment made at closing plus a final payment based on operating profits to be made after one year.

        Effective January 1, 2000, the Company acquired the operations and selected assets of Dixie Lighting & Electrical, Inc., with customers located in the greater Southeastern United States from Louisiana to Florida. The terms of the purchase of this acquisition were a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and first quarter which end on October 31 and January 31, respectively.


THREE MONTHS ENDED JANUARY 31, 2000 VS. THREE MONTHS ENDED JANUARY 31, 1999

        Revenues and other income (hereafter called revenues) for the first quarter of 2000 were $428.6 million compared to $391.8 million in 1999, a 9.4% increase over the same quarter of the prior year. Higher Janitorial Division revenues contributed nearly $24 million of the increase. For the quarter ended January 31, 2000, the increase in revenues relating to acquisitions made during fiscal 1999 was approximately $6.4 million, approximately 17.4% of the total revenue increase of $36.8 million.

        As a percentage of revenues, operating expenses and cost of goods sold were 87.7% for the first quarter of 2000, compared to 87.2% in 1999. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) of 12.3% in the first quarter of 2000 was slightly lower than the gross profit of 12.8% for the first quarter of 1999. The gross profit percentage declined mostly due to higher labor and related costs including insurance. The Company is and will continue to actively pursue price increases from its customers for the balance of the year to help offset these cost increases. In addition, fixed price contracts were less profitable in the first quarter of 2000 than in the first quarter of 1999 because the 2000 quarter included an extra workday for which the Company paid hourly employees. Finally, a number of the Company's segments experienced stiff competition and reduced their prices to maintain market share despite incurring higher labor costs.

        Selling, general and administrative expenses for the first quarter of 2000 were $39.5 million compared to $37.8 million for the corresponding three months of 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 9.2% for the three months ended January 31, 2000, from 9.6% for the same period in 1999, primarily as a result of certain corporate expenses recorded during the first quarter of fiscal 1999. The $1.7 million increase in selling, general and administrative expenses for the three months ended January 31, 2000, compared to the same period in 1999, is primarily due to expenses related to growth, including the amortization of goodwill, and other expenses associated with acquisitions.

        Interest expense was $641,000 for the first quarter of 2000 compared to $554,000 for the same period in 1999, an increase of $87,000. This increase was primarily due to higher average interest rates during the first quarter of 2000.

        The pre-tax income for the first quarter of 2000 was $12.8 million compared to $11.8 million, an increase of 8.0% over the same quarter of 1999.

        The estimated effective income tax rate for both the first quarter of 2000 and the first quarter of 1999 was 41.0%.

        Net income for the first quarter of 2000 was $7.5 million, an increase of 8.0% compared to the net income of $7.0 million for the first quarter of 1999. Diluted net income per common share rose 10.3% to 32 cents for the first quarter of 2000 compared to 29 cents for the same period in 1999. Diluted net income per share rose more than net income due to a 2.2% decrease in diluted shares outstanding. The reduction in diluted shares outstanding reflected the repurchase of shares and the effect of lower dilutive securities equivalents.


SEGMENT INFORMATION

        Revenues for ABM Janitorial Services (also known as American Building Maintenance) increased by 10.8% during the first quarter of 2000 as compared to the same quarter of 1999 as a result of increased business nationwide but particularly in the Mid-Atlantic, Midwest, Northwest and Southeast regions. This Division's operating profits increased 1.3% when compared to the same period last year. The increase in operating profits is principally due to increased revenues. Operating profits increased at a lower rate than revenues due primarily to higher labor and labor related costs including insurance. This Division's profits were also adversely affected by an additional workday during the current quarter than the first quarter of the prior year. One extra day of labor expense on the Division's fixed price contracts compared to the first quarter of 1999 resulted in additional cost estimated to be in excess of $1 million.

        Ampco System Parking (also knows as Ampco System Airport Parking and Ampco Express Airport Parking) revenues increased by 3.4%, while its operating profits increased 4.1% during the first quarter of 2000 compared to the first quarter of 1999. The increase in both revenues and operating profits was primarily due to newly acquired parking contracts in its California and Texas operations.

        ABM Engineering Services' revenues increased by 1.5% while its operating profits decreased 4.2% for the first quarter of 2000 compared to the same period in 1999. The small revenue increase was due primarily to strong competition which held down price increases and a loss of work in

Northern California and the Northeast. The decrease in operating profits is due to increased general and administrative expense.

        Amtech Lighting Services (also known as Sica Lighting & Electrical Services in the Northeast) reported a 17.3% revenue increase, and operating profits increased by 9.7% during the first quarter of 2000 compared to the same quarter of the prior year. The increase in revenues and operating profits was primarily due to obtaining a significant contract in New York City, which started November 1, 1999.

        Revenues for Amtech Elevator Services increased by 21.8% in the first quarter of 2000 compared to the same period in 1999 primarily due to new work secured in Chicago and Northern California. The Division reported a 4.6% increase in operating profit for the first quarter compared to the corresponding quarter of 1999. This proportionally smaller increase in operating profits can be attributed primarily to higher operating expenses including insurance and computer related expenses.


SAFE HARBOR STATEMENT

        Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995: Because of the factors set forth below, as well as other variables affecting the Company's operating results, past financial performance, should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein which are not historical facts are forward-looking statements that are subject to meaningful risks and uncertainties, including but not limited to: (1) significant decreases in commercial real estate occupancy, resulting in reduced demand and prices for building maintenance and other facility services in the Company's major markets, (2) loss or bankruptcy of one or more of the Company's major customers, which could adversely affect the Company's ability to collect its accounts receivable or recover its deferred costs, (3) major collective bargaining issues that may cause loss of revenues or cost increases that non-union companies can use to their advantage in gaining market share, (4) significant shortfalls in adding additional customers in existing and new territories and markets, (5) a protracted slowdown in the Company's acquisition program, (6) legislation or other governmental action that severely impacts one or more of the Company's lines of business, such as price controls that could restrict price increases, or the unrecovered cost of any universal employer-paid health insurance, as well as government investigations that adversely affect the Company, (7) reduction or revocation of the Company's line of credit, which would increase interest expense or the cost of capital, (8) cancellation or nonrenewal of the Company's primary insurance policies, as many customers contract out services based on the contractor's ability to provide adequate insurance coverage and limits, (9) catastrophic uninsured or underinsured claims against the Company, the inability of the Company's insurance carriers to pay otherwise insured claims, or inadequacy in the Company's reserve for self-insured claims,
(10) inability to employ entry level personnel due to labor shortages, (11) resignation, termination, death or disability of one or more of the Company's key executives, which could adversely affect customer retention and day-to-day management of the Company, and (12) other material factors that are disclosed from time to time in the Company's public filings with the United States Securities and Exchange Commission, such as reports on Forms 8-K, 10-K and 10-Q.


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


PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended January 31, 2000.

                                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ABM Industries Incorporated


March 15, 2000                                  /s/ David H. Hebble
--------------                            --------------------------------------
                                               Senior Vice President,
                                             Principal Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                  DESCRIPTION
-------                  -----------
Exhibit 27.1             Financial Data Schedule