Form 10-Q
period 2000-04-30
ABM INDUSTRIES INC /DE/
filed 2000-06-15
CIK 771497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10 Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended    APRIL 30, 2000

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                          Commission file Number 1-8929

                           ABM INDUSTRIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      94-1369354
--------------------------------------      ------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of June 6, 2000: 22,573,302.

                           ABM INDUSTRIES INCORPORATED
                                    FORM 10-Q
            FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2000

                                TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION                                                   PAGE
------                                                                              ----
Item 1      Condensed Consolidated Financial Statements.........................     2
              Notes to the Condensed Consolidated
                Financial Statements............................................     7
Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................    10
Item 3      Qualitative and Quantitative Disclosures
              About Market Risk.................................................    19

PART II  OTHER INFORMATION
-------
Item 4      Submission of Matters to a Vote of Stockholders.....................    20
Item 6      Exhibits and Reports on Form 8-K....................................    20

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

--------------------------------------------------------------------------------------------
                                                            OCTOBER 31,            APRIL 30,
                                                                1999                 2000
--------------------------------------------------------------------------------------------
ASSETS:

CURRENT ASSETS:
   Cash and cash equivalents                                 $  2,139               $  2,081
   Accounts receivable, net                                   297,596                316,679
   Inventories                                                 23,296                 24,814
   Deferred income taxes                                       14,163                 14,600
   Prepaid expenses and other current assets                   30,395                 33,530
--------------------------------------------------------------------------------------------
        Total current assets                                  367,589                391,704
--------------------------------------------------------------------------------------------
INVESTMENTS AND LONG-TERM RECEIVABLES                          14,290                 15,568

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land and buildings                                           4,526                  4,557
   Transportation equipment                                    13,104                 13,235
   Machinery and other equipment                               61,390                 65,715
   Leasehold improvements                                      14,425                 14,328
--------------------------------------------------------------------------------------------
                                                               93,445                 97,835
Less accumulated depreciation and amortization                 58,264                 61,179
--------------------------------------------------------------------------------------------
Property, plant and equipment, net                             35,181                 36,656
--------------------------------------------------------------------------------------------

INTANGIBLE ASSETS - NET                                       105,583                109,578
DEFERRED INCOME TAXES                                          30,388                 31,935
OTHER ASSETS                                                   10,353                  8,913
--------------------------------------------------------------------------------------------
        Total assets                                         $563,384               $594,354
============================================================================================


                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                          OCTOBER 31,               APRIL 30,
                                                                                             1999                     2000
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Current  portion of long-term debt                                                      $     898                $     904
   Bank overdraft                                                                              4,967                   18,544
   Trade accounts payable                                                                     45,596                   35,834
   Income taxes payable                                                                        7,318                    5,718
   Accrued Liabilities:
      Compensation                                                                            45,170                   45,148
      Taxes - other than income                                                               16,505                   17,492
      Insurance claims                                                                        35,139                   35,418
      Other                                                                                   27,717                   28,337
-----------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                           183,310                  187,395
Long-Term Debt (less current portion)                                                         28,903                   42,815
Retirement plans                                                                              19,294                   21,158
Insurance claims                                                                              48,526                   49,014
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                   280,033                  300,382
-----------------------------------------------------------------------------------------------------------------------------
SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
    PREFERRED STOCK                                                                            6,400                    6,400

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000                                                         _                        _
   shares authorized;  none issued
 Common stock, $.01 par value, 100,000,000 shares authorized;
   22,407,000 and 22,526,000 shares issued and outstanding
   at October 31, 1999 and April 30, 2000, respectively                                          224                      225
 Additional capital                                                                           93,336                   93,725
 Accumulated other comprehensive income                                                         (635)                    (603)
 Retained earnings                                                                           184,026                  194,225
-----------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                          276,951                  287,572
-----------------------------------------------------------------------------------------------------------------------------

                                                                                           $ 563,384                $ 594,354
=============================================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)


--------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 APRIL 30,                   APRIL 30,
                                            1999          2000          1999          2000
--------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                 $398,291      $439,988      $790,122      $868,569

EXPENSES:
  Operating Expenses and
      Cost of Goods Sold                   348,063       383,304       689,739       759,002
  Selling, General and
      Administrative                        35,582        39,568        73,371        79,053
  Interest                                     466           862         1,020         1,503
--------------------------------------------------------------------------------------------
      Total Expenses                       384,111       423,734       764,130       839,558
--------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                  14,180        16,254        25,992        29,011

INCOME TAXES                                 5,814         6,374        10,657        11,604

--------------------------------------------------------------------------------------------
NET INCOME                                $  8,366      $  9,880      $ 15,335      $ 17,407
============================================================================================
NET INCOME PER COMMON SHARE
  Basic                                   $   0.37      $   0.43      $   0.69      $   0.77
  Diluted                                 $   0.35      $   0.41      $   0.64      $   0.73

AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic                                     21,963        22,442        21,840        22,352
  Diluted                                   23,701        23,660        23,717        23,434

DIVIDENDS PER COMMON SHARE                $   0.14      $  0.155      $   0.28      $   0.31



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 2000
                                 (In thousands)


--------------------------------------------------------------------------------------
                                                               1999           2000
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                             $ 782,211       $ 846,637
   Other operating cash receipts                                1,234           1,178
   Interest received                                              388             251
   Cash paid to suppliers and employees                      (749,576)       (834,290)
   Interest paid                                               (1,245)         (1,581)
   Income taxes paid                                          (12,458)        (15,188)
--------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities         20,554          (2,993)
--------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                  (9,038)         (7,558)
   Proceeds from sale of assets                                   585             563
   Increase in investments and
      long-term receivable                                     (1,059)         (1,278)
   Intangible assets acquired                                  (6,561)         (7,889)
--------------------------------------------------------------------------------------
   Net cash used in investing activities                      (16,073)        (16,162)
--------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued, including tax benefit                   8,018           7,199
   Common stock repurchased                                        --          (8,390)
   Dividends paid                                              (6,473)         (7,208)
   Increase in cash overdraft                                  12,724          13,577
   Increase in notes payable                                       55              --
   Long-term borrowings                                         8,008          82,000
   Repayments of long-term borrowings                         (26,779)        (68,081)
--------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities         (4,447)         19,097
--------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               34             (58)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                   1,844           2,139
--------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                     $   1,878       $   2,081
======================================================================================



                                                                   (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 2000
                                 (In thousands)




--------------------------------------------------------------------------------
                                                      1999           2000
--------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net Income                                          $ 15,335       $ 17,407

Adjustments:
   Depreciation and amortization                      10,049         11,174
   Provision for bad debts                             1,101          1,401
   Gain on sale of assets                                (42)          (179)
   Increase in deferred income taxes                  (3,825)        (1,984)
   Increase in accounts receivable                    (8,379)       (20,484)
   Decrease (increase) in inventories                    256         (1,518)
   Increase in prepaid expenses and
      other current assets                            (1,715)        (3,135)
   (Increase) decrease in other assets                  (870)         1,440
   Increase (decrease) in income taxes payable         2,024         (1,600)
   Increase in retirement plans accrual                1,812          1,864
   Increase in insurance claims liability                538            767
   Increase (decrease) in trade accounts
      payable and other accrued liabilities            4,270         (8,146)
--------------------------------------------------------------------------------
Total adjustments to net income                        5,219        (20,400)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                       $ 20,554       $ (2,993)
================================================================================
SUPPLEMENTAL DATA:
Non-cash investing activities:
   Common stock issued for net assets of
   business acquired                                $  1,710       $  1,581
================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     GENERAL

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments which are necessary to present fairly ABM Industries Incorporated (the Company) financial position as of April 30, 2000, and the results of operations and cash flows for the six months then ended. These adjustments are of a normal, recurring nature.

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

                                           THREE MONTHS ENDED APRIL 30,
                                             1999               2000
                                         ------------       ------------
Net Income                               $  8,366,000       $  9,880,000
Preferred Stock Dividends                    (128,000)          (128,000)
                                         ------------       ------------
                                         $  8,238,000       $  9,752,000
                                         ============       ============

Common shares outstanding - basic          21,963,000         22,442,000

Effect of dilutive securities:
      Stock options                         1,601,000          1,095,000
      Other                                   137,000            123,000
                                         ------------       ------------
Common shares outstanding - diluted        23,701,000         23,660,000
                                         ============       ============

                                            SIX MONTHS ENDED APRIL 30,
                                             1999                2000
                                         ------------       ------------
Net Income                               $ 15,335,000       $ 17,407,000
Preferred Stock Dividends                    (256,000)          (256,000)
                                         ------------       ------------
                                         $ 15,079,000       $ 17,151,000
                                         ============       ============

Common shares outstanding - basic          21,840,000         22,352,000

Effect of dilutive securities:
      Stock options                         1,735,000            959,000
      Other                                   142,000            123,000
                                         ------------       ------------
Common shares outstanding - diluted        23,717,000         23,434,000
                                         ============       ============


       For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the six months ended April 30, 2000, options to purchase approximately 1,197,000 shares of common stock at an average price of $31.22 were excluded from the computation. For the six months ended April 30, 1999, options to purchase approximately 1,100,000 shares of common stock at an average price of $31.77 were excluded from the computation.


3.     COMPREHENSIVE INCOME

       Other comprehensive income at October 31, 1999 and April 30, 2000 consists of foreign currency translation adjustments. Comprehensive income for the three and six-month period ended April 30, 2000 approximated net income.


4.     ACQUISITIONS

       The Company acquired the operations and selected assets of five businesses during the six months ended April 30, 2000. These business combinations were accounted for under the purchase method of accounting. The aggregate consideration paid for these acquisitions was $5,153,000. The aggregate purchase price does not include payments of contingent consideration based upon the future results of operations of the businesses acquired. As these acquisitions were not significant, pro forma information is not included in these financial statements.

5.     SEGMENT INFORMATION

       The Company's operations are grouped into nine industry segments or divisions as defined under Statement of Financial Accounting Standards (SFAS) No. 131. The results of operations from the Company's five operating divisions that are reportable under SFAS 131 for the three months and six months ended April 30, 2000, as compared to the three months and six months ended April 30, 1999, are more fully described below. Included in all other divisions are ABM Facility Services, American Commercial Security, CommAir Mechanical Services, and Easterday Janitorial Supply Company.



                                             THREE MONTHS ENDED APRIL 30,
                                                 1999            2000
                                             ----------       ----------
                                                  (in thousands)
Revenues:

    ABM Janitorial Services                   $ 228,527       $ 256,295
    Ampco System Parking                         41,210          42,198
    ABM Engineering Services                     37,275          37,725
    Amtech Lighting Services                     22,837          29,462
    Amtech Elevator Services                     23,536          27,950
    All Other Divisions                          44,728          46,290
    Corporate                                       178              68
                                             ----------       ----------
Total Revenues                                $ 398,291       $ 439,988
                                             ==========       ==========


Operating Profit:
    ABM Janitorial Services                   $  10,311       $  13,436
    Ampco System Parking                          1,871           2,204
    ABM Engineering Services                      1,858           1,788
    Amtech Lighting Services                      1,671           2,181
    Amtech Elevator Services                      1,498           1,650
    All Other Divisions                           1,265           1,393
    Corporate                                    (3,828)         (5,536)
                                             ----------       ----------
Total Operating Profit                        $  14,646       $  17,116
                                             ==========       ==========

                                              SIX MONTHS ENDED APRIL 30,
                                                 1999            2000
                                              ---------       ---------
                                                  (in thousands)
Revenues:
    ABM Janitorial Services                   $ 455,071       $ 507,265
    Ampco System Parking                         79,793          82,074
    ABM Engineering Services                     75,816          76,858
    Amtech Lighting Services                     45,773          56,303
    Amtech Elevator Services                     44,472          53,442
    All Other Divisions                          88,676          92,471
    Corporate                                       521             156
                                              ---------       ---------
Total Revenues                                $ 790,122       $ 868,569
                                              =========       =========

Operating Profit:
    ABM Janitorial Services                   $  20,807       $  24,064
    Ampco System Parking                          3,504           3,904
    ABM Engineering Services                      3,828           3,675
    Amtech Lighting Services                      3,150           3,804
    Amtech Elevator Services                      2,584           2,786
    All Other Divisions                           2,859           2,254
    Corporate                                    (9,720)         (9,973)
                                              ---------       ---------
Total Operating Profit                        $  27,012       $  30,514
                                              =========       =========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

       Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends, as well as funding the Company's recent stock repurchase program. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks that provides a $150 million line of credit expiring July 1, 2002. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%. As of April 30, 2000, the total amount outstanding was approximately $112 million, which was comprised of loans in the amount of $41 million and standby letters of credit of $71 million. This agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowing and prohibits declaring or paying cash dividends exceeding 50% of the Company's net income for any fiscal year. In addition, the Company has a loan agreement with a major U.S. bank with a balance of $2.6 million at April 30, 2000. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003. The Company's effective interest rate for all long-term debt borrowings for the six months ended April 30, 2000 was 7.67%.

       At April 30, 2000, working capital was $ 204.3 million, as compared to $184.3 million at October 31, 1999.

       During the six months ended April 30, 2000, net cash used in operating activities amounted to $3.0 million, compared to net cash provided by operating activities of $20.6 million in the same period of 1999. The difference primarily resulted from an increase in accounts receivable, reflecting the higher volume in sales and slower payments by some large customers, and the decrease in accrued liabilities mostly due to timing of certain payments.

       Net cash used in investing activities of $16.2 million in the six months ended April 30, 2000, was comparable to the $16.1 million used in the same period of the prior year.

       Net cash provided by financing activities amounted to $19.1 million for the first six months of 2000, compared to net cash used in financing activities of $4.4 million in the first six months of the prior year. The increase was primarily due to new borrowings, which were needed for the repurchase of common stock as well as the increase in accounts receivable mentioned above.


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


ACQUISITIONS

       The operating results of businesses acquired during the six months ended April 30, 2000, have been included in the accompanying condensed consolidated financial statements from their respective dates of acquisition.

       Effective November 1, 1999, the Company acquired the operations and selected assets of NPS Corporation, a janitorial services company, with customers located in Anchorage, Fairbanks and Juneau, Alaska. The terms included a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

       Effective December 1, 1999, the Company acquired the operations and selected assets of Centre City Parking with customers located in Miami, Florida. The terms included a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

       Effective January 1, 2000, the Company acquired the operations and selected assets of United Building Services, a janitorial services company, with customers located in Long Beach, California. The terms included a cash downpayment made at closing plus a final payment based on operating profits to be made after one year.

       Effective January 1, 2000, the Company acquired the operations and selected assets of Dixie Lighting & Electrical, Inc., with customers located in the greater Southeastern United States from Louisiana to Florida. The terms included a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

       Effective March 1, 2000, the Company acquired all issued and outstanding stock of Allied Maintenance Services, Inc., a provider of janitorial, landscaping, parking, parking lot re-sealing and paint-stripping, engineering and related services, with customers located in Hawaii. The terms included a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

       The aggregate consideration paid for these acquisitions was $5,153,000.


GOVERNMENT INVESTIGATION

       During fiscal year 1999, the Company announced that the Audit Committee of its Board of Directors had conducted an internal investigation of alleged questionable payments and related accounting practices in connection with several janitorial service contracts. In an abundance of caution, the Company referred the matter to an appropriate government agency, which reviewed the information provided by the Company and determined not to take any action.


RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and second quarter which end on October 31 and April 30, respectively.


THREE MONTHS ENDED APRIL 30, 2000 VS. THREE MONTHS ENDED APRIL 30, 1999

       Revenues and other income (hereafter called revenues) increased 10% for the second quarter of 2000 to $440 million compared to $398 million for the second quarter of 1999. Higher Janitorial Division revenues contributed nearly $28 million or 68% of the increase. For the quarter ended April 30, 2000, revenues relating to acquisitions made during fiscal 1999 were approximately $7 million, or approximately 17% of the total revenue increase of $42 million.

       As a percentage of revenues, operating expenses and cost of goods sold were 87.1% for the second quarter of 2000, compared to 87.4% for the second quarter of 1999. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) of 12.9% in the second quarter of 2000 was slightly higher than the gross profit of 12.6% for the second quarter of 1999. The increase in the gross profit margin was due primarily to proportionally lower labor costs in the second quarter of 2000, because the 2000 quarter had one less workday for which the Company had to pay its hourly workers. In addition, the Company has attempted to increase prices, where possible, to offset rising labor costs. However, several of the Company's segments experienced competitive pressures that either reduced their prices or prevented increases which, in turn, decreased profit margins.

       Selling, general and administrative expenses for the second quarter of 2000 were $39.6 million compared to $35.6 million for the corresponding three months of 1999. The $4 million increase in selling, general and administrative expenses for the three months ended April 30, 2000, compared to the same period in 1999, is primarily due to increased labor costs and the amortization of goodwill. As a percentage of revenues, selling, general and administrative expenses increased slightly to 9.0% for the three months ended April 30, 2000, from 8.9% for the same period in 1999.

       Interest expense was $862,000 for the second quarter of 2000 compared to $466,000 for the same period in 1999, an increase of $396,000. This increase was primarily due to higher average interest rates and borrowings during the second quarter of 2000.

       The pre-tax income for the second quarter of 2000 was $16.3 million compared to $14.2 million, an increase of 15% over the same quarter of 1999.

       The estimated effective income tax rate for the second quarter of 2000 was 39.2% compared to 41.0% for the second quarter of 1999. The lower tax rate was mostly due to an increase in estimated federal tax credits and slightly lower effective state income tax rates.

       Net income for the second quarter of 2000 was $9.9 million, an increase of 18% from the net income of $8.4 million for the second quarter of 1999. Diluted net income per common share rose 17% to 41 cents for the second quarter of 2000 compared to 35 cents for the same period in 1999.


SEGMENT INFORMATION

       Revenues for ABM Janitorial Services (also known as American Building Maintenance) increased by 12.2% during the second quarter of 2000 as compared to the same quarter of 1999 as a result of increased business nationwide and a number of acquisitions during the second half of 1999 and first quarter of 2000. This Division's operating profits increased 30.3% during the second quarter when compared to the same period last year. The increase in operating profits is substantially higher than the increase in revenues because the current quarter had one less workday compared to the second quarter of 1999. Management estimates that one day of labor expense on this Division's fixed price contracts is in excess of $1 million.

       Ampco System Parking (also known as Ampco System Airport Parking and Ampco Express Airport Parking) revenues increased by 2.4% while its operating profits increased 17.8% during the second quarter of 2000 compared to the second quarter of 1999. The increase in revenues was primarily due to newly acquired parking contracts in California and small acquisitions in Florida and Texas along with revenue growth of its off-airport parking operations. The increase in operating profits resulted from additional business, but was disproportionately higher because a number of leased lot contracts were converted to a management fee basis. In management fee contracts, only the fee is recorded as revenues.

       ABM Engineering Services' revenues increased slightly by 1.2% while its operating profits decreased 3.8% for the second quarter of 2000 compared to the same period in 1999. The small revenue increase was due primarily to strong competition, which held down price increases, as well as a loss of work in the Midwest. The decrease in operating profits is due to increased general and administrative labor and computer related costs.

       Amtech Lighting Services (also known as Sica Lighting & Electrical Services in the Northeast) reported a 29.0% revenue increase and a 30.5% operating profits increase during the second quarter of 2000 compared to the same quarter of the prior year. The increase in revenues was primarily due to obtaining a significant contract in New York City, which started November 1, 1999, increased business in both its Florida and Texas regions, and the acquisition of Dixie Lighting & Electrical on January 1, 2000. Profit margins increased slightly between quarters due to a reduction in labor and material costs as a percentage of sales.

       Revenues for Amtech Elevator Services increased by 18.8% in the second quarter of 2000 compared to the same period in 1999 primarily due to new work secured in Atlanta, Chicago and Denver. The Division reported a 10.2% increase in operating profit for the second quarter compared to the corresponding quarter of 1999. This proportionally smaller increase in operating profits can be attributed primarily to higher operating expenses including insurance and computer related expenses.


SIX MONTHS ENDED APRIL 30, 2000 VS. SIX MONTHS ENDED APRIL 30, 1999

       Revenues for the first six months of 2000 were $869 million compared to $790 million for the first six months of 1999, a 10% increase over the same period of the prior year. Higher Janitorial revenues contributed $52 million or 66% of this $79 million increase. For the six months ended April 30, 2000, revenues relating to acquisitions made during fiscal 1999 were approximately $14 million or 17% of the total revenue increase of $79 million.

       As a percentage of revenues, operating expenses and cost of goods sold were 87.4% for the first half of 2000, compared to 87.3% for the first half of 1999. Consequently, as a percentage of revenues, the Company's gross profit of 12.6% in the first six months of 2000 was slightly lower than the gross profit of 12.7% for the first six months of 1999. The gross profit percentage declined mostly due to higher labor and related costs. The Company will continue to pursue price increases from its customers to help offset any rising costs.

       Selling, general and administrative expenses for the first six months of 2000 were $79.1 million compared to $73.4 million for the corresponding six months of 1999. As a percentage of revenues, selling, general and administrative expenses decreased slightly, from 9.3% for the six months ended April 30, 1999, to 9.1% for the same period in 2000, primarily due to costs that do not increase at the same rate as sales. The $5.7 million increase in the dollar amount of selling, general and administrative expenses for the six months ended April 30, 2000, compared to the same period in 1999, is primarily due to expenses related to growth including amortization of goodwill and, to a somewhat lesser extent, expenses associated with the installation of a new enterprise resource plan.

       Interest expense was $1,503,000 for the first six months of 2000 compared to $1,020,000 for the same period in 1999, an increase of $483,000. This increase was primarily due to higher weighted average borrowings and interest rates during the first six months of 2000.

       The pre-tax income for the first six months of 2000 was $29 million compared to $26 million, an increase of nearly 12% over the same period in 1999. The growth in pre-tax income outpaced revenue growth for the first half of 2000 as a result of lower selling, general and administrative expenses as a percentage of revenues.

       The estimated effective income tax rate for the first six months of 2000 was 40%, compared to 41% in the first six months of 1999. The lower tax rate was due for the most part to an increase in the estimated federal tax credits and slightly lower effective state income tax rates.

       As a result, net income for the first six months of 2000 was $17.4 million, an increase of 14%, from the net income of $15.3 million for the same period of 1999. Diluted net income per common share also rose 14% to 73 cents for the first six months of 2000, compared to 64 cents for the same period in 1999.

SEGMENT INFORMATION

       Revenues for ABM Janitorial Services increased by 11.5% during the first six months of 2000 as compared to the same period of 1999 as a result of increased business nationwide but particularly in the Mid-Atlantic, Midwest, Northwest and Southeast regions and a number of acquisitions during the second half of 1999 and first quarter of 2000. This Division's operating profits increased 15.7% when compared to the same period in 1999. The increase in operating profits is principally due to increased revenues. Operating profits increased at a higher rate than revenues due primarily to lower labor and labor-related costs including insurance as a percentage of revenues.

       Ampco System Parking's revenues increased by 2.9%, while its operating profits increased 11.4% during the first six months of 2000 compared to the first six months of 1999. The increase in revenues was primarily due to newly acquired parking contracts in California and small acquisitions in Florida and Texas along with revenue growth of its off-airport parking operations, which also increased operating profits. The increase in operating profits resulted from additional business, but was disproportionately higher because a number of leased lot contracts were converted to a management fee basis. In management fee contracts, only the fee is recorded as revenues.

       ABM Engineering Services' revenues increased by 1.4%, while its operating profits decreased 4.0% for the first six months of 2000 compared to the same period in 1999. The small revenue increase was due primarily to strong competition, which held down price increases, and a loss of work in the Midwest, Northeast and Northern California. The decrease in operating profits is due to increased general and administrative expense.

       Amtech Lighting Services reported a 23.0% revenue increase, and operating profits increased by 20.8% during the first six months of 2000 compared to the same six months of the prior year. The increase in revenues and operating profits was primarily due to obtaining a significant contract in New York City, which started November 1, 1999, increased business in both its Florida and Texas regions, and the acquisition of Dixie Lighting & Electrical on January 1, 2000.

       Revenues for Amtech Elevator Services increased by 20.2% in the first six months of 2000 compared to the same period in 1999 primarily due to new work secured in Atlanta, Chicago, Denver and North Carolina. The Division reported a 7.8% increase in operating profit for the first six months compared to the corresponding six months of 1999. This proportionally smaller increase in operating profits can be attributed primarily to higher operating expenses including insurance and computer related expenses.


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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

       a)     The Annual Meeting of Stockholders was held on March 21, 2000.

       b) The following directors nominated by management were elected by a vote of stockholders: Linda Chavez, Martinn H. Mandles, Theodore Rosenberg, and William W. Steele. Mr. Mandles will serve for a term ending in the year 2002. Ms. Chavez and Messrs. Rosenberg and Steele will serve for a term ending in the year 2003.

              The following directors remained in office: Maryellen B. Cattani, Luke S. Helms, Charles T. Horngren, Henry L. Kotkins, Jr., and William E. Walsh.

       c)     Proposal 1 - Election of Directors

                                                  Against
                                                     or                                        Broker
Nominee                         For               Withheld              Abstentions           Nonvotes
Linda Chavez                18,273,084             261,191                   0                   0
Martinn H. Mandles          18,441,973              92,302                   0                   0
Theodore Rosenberg          18,363,361             170,914                   0                   0
William W. Steele           18,436,566              97,709                   0                   0



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       Exhibit 3.1  - Restated Certificate of Incorporation of ABM Industries
                      Incorporated, dated March 22, 2000

       Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ABM Industries Incorporated


June 14, 2000                                    /s/ David H. Hebble
-------------                           ----------------------------------------
                                              Senior Vice President and
                                               Chief Financial Officer,
                                             Principal Financial Officer

                                  EXHIBIT INDEX


NUMBER                DESCRIPTION
------                -----------
Exhibit 3.1           Restated Certificate of Incorporation of ABM Industries Incorporated, dated March 22, 2000

Exhibit 27.1          Financial Data Schedule