Form 10-Q
period 2000-07-31
ABM INDUSTRIES INC /DE/
filed 2000-09-13
CIK 771497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10 Q

   (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of September 5, 2000: 22,822,918.

                           ABM INDUSTRIES INCORPORATED
                                    FORM 10-Q
            FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2000

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION                                               PAGE
Item 1     Condensed Consolidated Financial Statements...................... 2
             Notes to the Condensed Consolidated
               Financial Statements......................................... 7
Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................10
Item 3     Qualitative and Quantitative Disclosures
             About Market Risk..............................................19

PART II  OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K.................................19

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

--------------------------------------------------------------------------------
                                                     OCTOBER 31,       JULY 31,
                                                        1999              2000
--------------------------------------------------------------------------------
ASSETS:

CURRENT ASSETS:
   Cash and cash equivalents                          $  2,139          $  2,177
   Accounts receivable, net                            297,596           326,328
   Inventories                                          23,296            24,570
   Deferred income taxes                                14,163            16,025
   Prepaid expenses and other current assets            30,395            33,619
--------------------------------------------------------------------------------
        Total current assets                           367,589           402,719
--------------------------------------------------------------------------------

INVESTMENTS AND LONG-TERM RECEIVABLES                   14,290            15,876

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land and buildings                                    4,526             4,414
   Transportation equipment                             13,104            13,006
   Machinery and other equipment                        61,390            68,994
   Leasehold improvements                               14,425            14,682
--------------------------------------------------------------------------------
                                                        93,445           101,096
   Less accumulated depreciation and
   amortization                                         58,264            62,629
--------------------------------------------------------------------------------
Property, plant and equipment, net                      35,181            38,467
--------------------------------------------------------------------------------

INTANGIBLE ASSETS - NET                                105,583           110,512
DEFERRED INCOME TAXES                                   30,388            31,961
OTHER ASSETS                                            10,353             8,686
--------------------------------------------------------------------------------

        Total assets                                  $563,384          $608,221
================================================================================


                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

--------------------------------------------------------------------------------
                                                     OCTOBER 31,       JULY 31,
                                                        1999              2000
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Current portion of long-term debt                 $     898        $     902
   Bank overdraft                                        4,967            1,496
   Trade accounts payable                               45,596           45,776
   Income taxes payable                                  7,318            7,351
   Accrued Liabilities:
      Compensation                                      45,170           48,627
      Taxes - other than income                         16,505           17,132
      Insurance claims                                  35,139           36,973
      Other                                             27,717           28,423
--------------------------------------------------------------------------------
         Total current liabilities                     183,310          186,680
Long-Term Debt (less current portion)                   28,903           41,797
Retirement plans                                        19,294           21,639
Insurance claims                                        48,526           51,102
--------------------------------------------------------------------------------
         Total liabilities                             280,033          301,218
--------------------------------------------------------------------------------

SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
    PREFERRED STOCK                                      6,400            6,400

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000                   _                _
   shares authorized;  none issued
 Common stock, $.01 par value, 100,000,000
   shares authorized; 22,407,000 and
   22,739,000 shares issued and outstanding
   at October 31, 1999 and July 31, 2000,
   respectively                                            224              227
 Additional capital                                     93,336           97,955
 Accumulated other comprehensive income                   (635)            (603)
 Retained earnings                                     184,026          203,024
--------------------------------------------------------------------------------
         Total stockholders' equity                    276,951          300,602
--------------------------------------------------------------------------------

                                                     $ 563,384        $ 608,221
================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)


--------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           JULY 31,                                JULY 31,
                                                    1999                2000                1999                2000
--------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                     $  412,689          $  461,890          $1,202,811          $1,330,459

EXPENSES:
  Operating Expenses and
      Cost of Goods Sold                         356,105             401,754           1,045,844           1,160,756
  Selling, General and
      Administrative                              37,214              38,438             110,585             117,491
  Interest                                           507                 956               1,527               2,459
--------------------------------------------------------------------------------------------------------------------
      Total Expenses                             393,826             441,148           1,157,956           1,280,706
--------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                        18,863              20,742              44,855              49,753

INCOME TAXES                                       7,734               8,297              18,391              19,901

--------------------------------------------------------------------------------------------------------------------
NET INCOME                                    $   11,129          $   12,445          $   26,464          $   29,852
====================================================================================================================

NET INCOME PER COMMON SHARE
  Basic                                       $     0.50          $     0.54          $     1.19          $     1.31
  Diluted                                     $     0.46          $     0.52          $     1.10          $     1.25

AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic                                           22,183              22,623              21,954              22,442
  Diluted                                         23,866              23,832              23,767              23,567

DIVIDENDS PER COMMON SHARE                    $     0.14          $    0.155          $     0.42          $    0.465


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 2000
                                 (In thousands)

----------------------------------------------------------------------------------------
                                                           1999                  2000
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                        $ 1,177,450           $ 1,299,038
   Other operating cash receipts                             1,434                 1,713
   Interest received                                           679                   325
   Cash paid to suppliers and employees                 (1,135,197)           (1,251,583)
   Interest paid                                            (1,695)               (2,438)
   Income taxes paid                                       (21,551)              (23,303)
----------------------------------------------------------------------------------------
   Net cash provided by operating activities                21,120                23,752
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment              (14,184)              (12,986)
   Proceeds from sale of assets                                776                   920
   Increase in investments and
      long-term receivable                                  (1,626)               (1,586)
   Intangible assets acquired                               (8,860)              (11,675)
----------------------------------------------------------------------------------------
   Net cash used in investing activities                   (23,894)              (25,327)
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued, including tax benefit               11,686                11,431
   Common stock repurchased                                      -                (8,390)
   Dividends paid                                           (9,720)              (10,855)
   Increase (decrease) in cash overdraft                     9,777                (3,471)
   Increase in notes payable                                    25                     -
   Long-term borrowings                                     39,037               106,000
   Repayments of long-term borrowings                      (47,827)              (93,102)
----------------------------------------------------------------------------------------
   Net cash provided by financing activities                 2,978                 1,613
----------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      204                    38
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                1,844                 2,139
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                $     2,048           $     2,177
========================================================================================



                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 2000
                                 (In thousands)



-----------------------------------------------------------------------------------
                                                          1999               2000
-----------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

Net Income                                              $ 26,464           $ 29,852

Adjustments:
   Depreciation                                            8,039              8,942
   Amortization                                            7,282              8,327
   Provision for bad debts                                 1,772              2,202
   Gain on sale of assets                                    (60)              (162)
   Increase in deferred income taxes                      (6,035)            (3,435)
   Increase in accounts receivable                       (24,941)           (30,933)
   Decrease (increase) in inventories                        582             (1,274)
   Increase in prepaid expenses and
      other current assets                                (2,120)            (3,224)
   (Increase) decrease in other assets                    (1,959)             1,667
   Increase in income taxes payable                        2,875                 33
   Increase in retirement plans accrual                    2,571              2,345
   Increase in insurance claims liability                  1,192              4,410
   Increase in trade accounts payable and
      other accrued liabilities                            5,458              5,002
-----------------------------------------------------------------------------------
Total adjustments to net income                           (5,344)            (6,100)
-----------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES               $ 21,120           $ 23,752
===================================================================================

SUPPLEMENTAL DATA:
Non=cash investing activities:
   Common stock issued for net assets of
   business acquired                                    $  1,710           $  1,581
===================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      GENERAL

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments which are necessary to present fairly ABM Industries Incorporated (the Company) financial position as of July 31, 2000, and the results of operations and cash flows for the nine months then ended. These adjustments are of a normal, recurring nature.

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


                                                   THREE MONTHS ENDED JULY 31,
                                                 1999                   2000
                                             ------------           ------------
Net Income                                   $ 11,129,000           $ 12,445,000
Preferred Stock Dividends                        (128,000)              (128,000)
                                             ------------           ------------
                                             $ 11,001,000           $ 12,317,000
                                             ============           ============

Common shares outstanding - basic              22,183,000             22,623,000

Effect of dilutive securities:
    Stock options                               1,546,000              1,086,000
    Other                                         137,000                123,000
                                             ------------           ------------

Common shares outstanding - diluted            23,866,000             23,832,000
                                             ============           ============

                                                  NINE MONTHS ENDED JULY 31,
                                                 1999                   2000
                                             ------------           ------------
Net Income                                   $ 26,464,000           $ 29,852,000
Preferred Stock Dividends                        (384,000)              (384,000)
                                             ------------           ------------
                                             $ 26,080,000           $ 29,468,000
                                             ============           ============

Common shares outstanding - basic              21,954,000             22,442,000

Effect of dilutive securities:
    Stock options                               1,718,000              1,002,000
    Other                                          95,000                123,000
                                             ------------           ------------

Common shares outstanding - diluted            23,767,000             23,567,000
                                             ============           ============


        For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the nine months ended July 31, 2000, options to purchase approximately 1,197,000 shares of common stock at an average price of $31.22 were excluded from the computation. For the nine months ended July 31, 1999, options to purchase approximately 1,100,000 shares of common stock at an average price of $31.80 were excluded from the computation.


3.      COMPREHENSIVE INCOME

        Other comprehensive income at October 31, 1999 and July 31, 2000 consists of foreign currency translation adjustments. Comprehensive income for the three and nine month periods ended July 31, 2000 approximated net income.


4.      ACQUISITIONS

        The Company acquired the operations and selected assets of six businesses during the nine months ended July 31, 2000. These business combinations were accounted for under the purchase method of accounting. The aggregate consideration paid for these acquisitions was $6,941,000. The aggregate purchase price does not include payments of contingent consideration based upon the future results of operations of the businesses acquired. As these acquisitions were not significant, pro forma information is not included in these financial statements.

5.      SEGMENT INFORMATION

        The Company's operations are grouped into nine industry segments or divisions as defined under Statement of Financial Accounting Standards (SFAS) No. 131. The results of operations from the Company's five operating divisions that are reportable under SFAS 131 for the three months and nine months ended July 31, 2000, as compared to the three months and nine months ended July 31, 1999, are more fully described below. Included in all other divisions are ABM Facility Services, American Commercial Security, CommAir Mechanical Services, and Easterday Janitorial Supply Company.



                                              THREE MONTHS ENDED JULY 31,
                                                1999                2000
                                             ---------           ---------
                                                    (in thousands)
Revenues:
           ABM Janitorial Services           $ 233,446           $ 268,842
           Ampco System Parking                 41,476              44,917
           ABM Engineering Services             39,084              38,735
           Amtech Lighting Services             24,350              29,916
           Amtech Elevator Services             24,964              29,124
           All Other Divisions                  49,187              50,321
           Corporate                               182                  35
                                             ---------           ---------
Total Revenues                               $ 412,689           $ 461,890
                                             =========           =========


Operating Profit:
           ABM Janitorial Services           $  13,535           $  14,892
           Ampco System Parking                  2,299               2,588
           ABM Engineering Services              2,208               2,008
           Amtech Lighting Services              2,042               2,632
           Amtech Elevator Services              1,893               1,742
           All Other Divisions                   2,022               2,071
           Corporate                            (4,629)             (4,235)
                                             ---------           ---------
Total Operating Profit                       $  19,370           $  21,698
                                             =========           =========

                                                  NINE MONTHS ENDED JULY 31,
                                                 1999                  2000
                                             -----------           -----------
                                                       (in thousands)
Revenues:
           ABM Janitorial Services           $   688,517           $   776,107
           Ampco System Parking                  121,269               126,991
           ABM Engineering Services              114,900               115,593
           Amtech Lighting Services               70,123                86,219
           Amtech Elevator Services               69,436                82,566
           All Other Divisions                   137,863               142,792
           Corporate                                 703                   191
                                             -----------           -----------
Total Revenues                               $ 1,202,811           $ 1,330,459
                                             ===========           ===========


Operating Profit:
           ABM Janitorial Services           $    34,342           $    38,956
           Ampco System Parking                    5,803                 6,492
           ABM Engineering Services                6,036                 5,683
           Amtech Lighting Services                5,192                 6,436
           Amtech Elevator Services                4,477                 4,528
           All Other Divisions                     4,881                 4,325
           Corporate                             (14,349)              (14,208)
                                             -----------           -----------
Total Operating Profit                       $    46,382           $    52,212
                                             ===========           ===========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends, as well as funding the Company's recent stock repurchase program. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks that provides a $150 million line of credit expiring July 1, 2002. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%. As of July 31, 2000, the total amount outstanding was approximately $111 million, which was comprised of loans in the amount of $40 million and standby letters of credit of $71 million. This agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowing and prohibits declaring or paying cash dividends exceeding 50% of the Company's net income for any fiscal year. In addition, the Company has a loan agreement with a major U.S. bank with a balance of $2.6 million at July 31, 2000. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003. The Company's effective interest rate for all long-term debt borrowings for the nine months ended July 31, 2000 was 7.74%.

        At July 31, 2000, working capital was $216.0 million, as compared to $184.3 million at October 31, 1999.

        During the nine months ended July 31, 2000, net cash provided by operating activities amounted to $23.8 million, compared to $21.1 million in the same period of 1999.

        Net cash used in investing activities of $25.3 million in the nine months ended July 31, 2000, was slightly greater than the $23.9 million used in the same period of the prior year.

        Net cash provided by financing activities amounted to $1.6 million for the first nine months of 2000, compared to $3.0 million in the first nine months of the prior year.


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


ACQUISITIONS

        The operating results of businesses acquired during the nine months ended July 31, 2000, have been included in the accompanying condensed consolidated financial statements from their respective dates of acquisition.

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

        Effective March 1, 2000, the Company acquired all issued and outstanding stock of Allied Maintenance Services, Inc., a provider of janitorial, landscaping, parking, parking lot re- sealing and paint-stripping, engineering and related services, with customers located in Hawaii. The terms included a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

        Effective July 1, 2000, the Company acquired the operations and selected assets of Silver Cloud & Associates, a parking company with customers located in the Seattle, Washington area. The terms included a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years.

        The aggregate consideration paid for these acquisitions was $6,941,000.


RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and third quarter which end on October 31 and July 31, respectively.


THREE MONTHS ENDED JULY 31, 2000 VS. THREE MONTHS ENDED JULY 31, 1999

        Revenues and other income (hereafter called revenues) increased 12% for the third quarter of 2000 to $462 million compared to $413 million for the third quarter of 1999. Higher Janitorial Division revenues contributed nearly $35 million or 71% of the increase. For the quarter ended July 31, 2000, revenues relating to acquisitions made during fiscal 1999 were approximately $7 million, or approximately 14% of the total revenue increase of $49 million.

        As a percentage of revenues, operating expenses and cost of goods sold were 87.0% for the third quarter of 2000, compared to 86.3% for the third quarter of 1999. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) of 13.0% in the third quarter of 2000 was lower than the gross profit of 13.7% for the third quarter of 1999. The decrease in the gross profit margin was due primarily to slightly higher labor and insurance costs in the third quarter of 2000. The 2000 quarter had one additional workday for which the Company had to pay its hourly workers. Although the Company attempts to increase prices, where possible, to offset its rising labor costs, several of the Company's segments are still experiencing competitive pressures that either reduced their prices or prevented increases, which decreased their respective profit margins.

        Selling, general and administrative expenses for the third quarter of 2000 were $38.4 million compared to $37.2 million for the corresponding three months of 1999. The $1.2 million increase in selling, general and administrative expenses for the three months ended July 31, 2000, compared to the same period in 1999, is primarily due to increased labor costs, amortization of goodwill, and costs associated with the implementation of a new accounting system. These cost increases were somewhat offset by decreased profit sharing expense. As a percentage of revenues, selling, general and administrative expenses decreased slightly to 8.3% for the three months ended July 31, 2000, from 9.0% for the same period in 1999.

        Interest expense was $956,000 for the third quarter of 2000 compared to $507,000 for the same period in 1999, an increase of $449,000. This increase was primarily due to higher weighted average interest rates and borrowings during the third quarter of 2000.

        The pre-tax income for the third quarter of 2000 was $20.7 million compared to $18.9 million in the same quarter of 1999, an increase of 10%.

        The estimated effective income tax rate for the third quarter of 2000 was 40% compared to 41% for the third quarter of 1999. The lower tax rate was mostly due to an increase in estimated federal tax credits and slightly lower effective state income tax rates.

        Net income for the third quarter of 2000 was $12.4 million, an increase of 12% from the net income of $11.1 million for the third quarter of 1999. Diluted net income per common share rose 13% to 52 cents for the third quarter of 2000 compared to 46 cents for the same period in 1999.


SEGMENT INFORMATION

        Revenues for ABM Janitorial Services (also known as American Building Maintenance) increased by 15.2% during the third quarter of 2000 as compared to the same quarter of 1999 as a result of increased business nationwide and several acquisitions during 1999 and the first half of 2000. This Division's operating profits increased 10.0% during the third quarter when compared to the same period last year. The increase in operating profits is lower than the increase in revenues primarily because of increased labor and insurance costs. The current quarter had one additional workday compared to the third quarter of 1999. Management estimates that one day of labor expense on this Division's fixed price contracts is in excess of $1 million.

        Ampco System Parking (also known as Ampco System Airport Parking and Ampco Express Airport Parking) revenues increased by 8.3% while its operating profits increased 12.5% during the third quarter of 2000 compared to the third quarter of 1999. The increase in revenues was primarily due to newly acquired parking contracts in California and small acquisitions in Florida, Texas and Washington along with revenue growth of its off-airport parking operations. The increase in operating profits resulted from new business, as well as lower expenses from existing contracts.

        ABM Engineering Services' revenues decreased slightly by 0.9% while its operating profits decreased 9.1% for the third quarter of 2000 compared to the same period in 1999. The slightly lower revenues reflect strong competition, which held down price increases, as well as a loss of work during 2000 in the Northeast and Midwest regions. The decrease in operating profits is due to the loss of work and increased general and administrative labor and computer-related costs.

        Amtech Lighting Services (also known as Sica Lighting & Electrical Services in the Northeast) reported a 22.9% revenue increase and a 28.9% operating profits increase during the third quarter of 2000 compared to the same quarter of the prior year. The increase in revenues was primarily due to obtaining a significant contract in New York City, which started November 1, 1999, increased business in both its Florida and Texas regions, and acquisitions in Minnesota on July 1, 1999 and Alabama on January 1, 2000. Profit margins on revenues increased slightly between quarters due to a reduction in labor and material costs as a percentage of sales.

        Revenues for Amtech Elevator Services increased by 16.7% in the third quarter of 2000 compared to the same period in 1999 primarily due to new work secured in Atlanta, Chicago and Denver. The Division reported an 8.0% decrease in operating profit for the third quarter compared to the corresponding quarter of 1999. This decrease in operating profits can be attributed primarily to higher operating expenses including insurance and computer-related expenses.

NINE MONTHS ENDED JULY 31, 2000 VS. NINE MONTHS ENDED JULY 31, 1999

        Revenues for the first nine months of 2000 were $1,330 million compared to $1,203 million for the first nine months of 1999, an 11% increase over the same period of the prior year. Higher Janitorial revenues contributed $87 million or 69% of this $127 million increase. For the nine months ended July 31, 2000, revenues relating to acquisitions made during fiscal 1999 were approximately $21 million or 17% of the total revenue increase of $127 million.

        As a percentage of revenues, operating expenses and cost of goods sold were 87.2% for the first nine months of 2000, compared to 86.9% for the first nine months of 1999. Consequently, as a percentage of revenues, the Company's gross profit of 12.8% in the first nine months of 2000 was slightly lower than the gross profit of 13.1% for the first nine months of 1999. The gross profit percentage declined mostly due to higher labor and related costs as well as competitive pressure to maintain price levels. The Company will continue to pursue price increases from its customers to help offset its rising costs.

        Selling, general and administrative expenses for the first nine months of 2000 were $117.5 million compared to $110.6 million for the corresponding nine months of 1999. As a percentage of revenues, selling, general and administrative expenses decreased slightly, from 9.2% for the nine months ended July 31, 1999, to 8.8% for the same period in 2000, primarily due to costs that do not increase at the same rate as sales. The $6.9 million increase in the dollar amount of selling, general and administrative expenses for the nine months ended July 31, 2000, compared to the same period in 1999, is primarily due to expenses related to growth including amortization of goodwill and, to a somewhat lesser extent, expenses associated with the implementation of a new accounting system.

        Interest expense was $2.5 million for the first nine months of 2000 compared to $1.5 million for the same period in 1999, an increase of $1 million. This increase was primarily due to higher weighted average borrowings and interest rates during the first nine months of 2000.

        The pre-tax income for the first nine months of 2000 was $50 million compared to $45 million, an increase of 11% over the same period in 1999. The growth on a percentage basis in pre-tax income is equal to the revenue growth for the first nine months of 2000 because of lower selling, general and administrative expenses as a percentage of revenues offset by higher operating expenses and cost of goods sold as a percentage of revenues.

        The estimated effective income tax rate for the first nine months of 2000 was 40%, compared to 41% in the first nine months of 1999. The lower tax rate was due for the most part to an increase in the estimated federal tax credits and slightly lower effective state income tax rates.

        As a result, net income for the first nine months of 2000 was $29.9 million, an increase of 13%, from the net income of $26.5 million for the same period of 1999. Diluted net income per common share rose 14% to $1.25 for the first nine months of 2000, compared to $1.10 for the same period in 1999.


SEGMENT INFORMATION

        Revenues for ABM Janitorial Services increased by 12.7% during the first nine months of 2000 as compared to the same period of 1999 as a result of increased business nationwide but particularly in the Mid-Atlantic, Northwest and Southeast regions and a number of acquisitions during 1999 and first half of 2000. This Division's operating profits increased 13.4% when compared to the same period in 1999. The increase in operating profits is principally due to increased revenues. Operating profits increased at a higher rate than revenues due primarily to lower selling, general and administrative expenses as a percentage of revenues.

        Ampco System Parking's revenues increased by 4.7%, while its operating profits increased 11.9% during the first nine months of 2000 compared to the first nine months of 1999. The increase in revenues was primarily due to newly acquired parking contracts in California and small acquisitions in Florida, Texas and Washington along with revenue growth of its off-airport parking operations. The increase in operating profits resulted largely from the growth in the number of locations under contract and lower costs in this division's California and Northeast regions.

        ABM Engineering Services' revenues increased by 0.6%, while its operating profits decreased 5.8% for the first nine months of 2000 compared to the same period in 1999. The small revenue increase was due primarily to strong competition, which held down price increases, and a loss of work during 2000 in the Midwest, Northeast and Arizona. The decrease in operating profits is due to increased general and administrative expense.

        Amtech Lighting Services reported a 23% revenue increase, and a 24% operating profits increased during the first nine months of 2000 compared to the same nine months of the prior year. The increase in revenues and operating profits was primarily due to obtaining a significant contract in New York City, which started November 1, 1999, increased business in both its Florida and Texas regions, and acquisitions in Minnesota on July 1, 1999 and Alabama on January 1, 2000.

        Revenues for Amtech Elevator Services increased by 18.9% in the first nine months of 2000 compared to the same period in 1999 primarily due to new work secured in Atlanta, Chicago and Denver. The Division reported a 1.1% increase in operating profit for the first nine months compared to the corresponding nine months of 1999. This proportionally smaller increase in operating profits can be attributed primarily to higher labor and material costs as well as insurance and computer related expenses.


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



PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 3.2 - Bylaws, as amended June 20, 2000

        Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended July 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ABM Industries Incorporated


September 13, 2000                                 /s/ David H. Hebble
------------------                          ------------------------------------
                                                   Senior Vice President and
                                                   Chief Financial Officer,
                                                  Principal Financial Officer

                                  EXHIBIT INDEX


NUMBER                       DESCRIPTION
------                       -----------
Exhibit 3.2                  Bylaws, as amended June 20, 2000

Exhibit 27.1                 Financial Data Schedule