Form 10-K405
period 2000-10-31
ABM INDUSTRIES INC /DE/
filed 2001-01-29
CIK 771497

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 (Mark One)
                 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES
                                          EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No _

As of December 31, 2000, nonaffiliates of the registrant beneficially owned 18,028,364 shares of the registrant's common stock with an aggregate market value of $552,118,648.

As of December 31, 2000, there were 23,161,566 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                          ABM INDUSTRIES INCORPORATED
                                   FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1     Business....................................................    3
           Executive Officers of ABM...................................    6
Item 2     Properties..................................................    7
Item 3     Legal Proceedings...........................................    7
Item 4     Submission of Matters to a Vote of Security Holders.........    7
PART II
Item 5     Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    7
Item 6     Selected Consolidated Financial Data........................    8
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    9
Item 7A    Qualitative and Quantitative Disclosures About Market
           Risk........................................................   13
Item 8     Financial Statements and Financial Statement Schedule.......   14
Item 9     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   29
PART
  III
Item 10    Directors and Executive Officers of the Registrant..........   29
Item 11    Executive Compensation......................................   29
Item 12    Security Ownership of Certain Beneficial Owners and
           Management..................................................   29
Item 13    Certain Relationships and Related Transactions..............   29
PART IV
Item 14    Exhibits, Consolidated Financial Statement Schedules, and
           Reports on Form 8-K.........................................   29
           Signatures..................................................   30
           Exhibit Index...............................................   31

                                     PART I

ITEM 1.  BUSINESS

     ABM Industries Incorporated ("ABM") is the largest facility services contractor listed on the New York Stock Exchange. With annual revenues exceeding $1.8 billion and more than 60,000 employees, ABM and its subsidiaries (the "Company") provide air conditioning, elevator, engineering, janitorial, lighting, parking and security services to thousands of commercial, industrial and institutional customers in hundreds of cities across North America.

     ABM was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909. The Corporate Headquarters of the Company are located at 160 Pacific Avenue, Suite 222, San Francisco, California 94111, and its telephone number is 415/733-4000.

INDUSTRY SEGMENT INFORMATION

     The Company's operations are grouped into nine industry segments or divisions (comprised of one or more subsidiaries of the Company). Referred to as "ABM Industries Incorporated Family of Services," they are listed below by their respective division name:

- ABM Engineering Services   - Amtech Elevator Services
- ABM Janitorial Services    - Amtech Lighting Services
- ABM Service Network        - CommAir Mechanical
- American Commercial          Services
  Security Services          - Easterday Janitorial
- Ampco System Parking         Supply Company

     Additional information relating to the Company's industry segments appears in Note 14 of Notes to Consolidated Financial Statements contained in Item 8, "Financial Statements and Financial Statement Schedule." The business activities of the Company's industry segments, as they existed at October 31, 2000, are more fully described below.

          - ABM ENGINEERING SERVICES provides building owners and managers with on-site engineers to operate, maintain and repair electrical, energy management, mechanical, and plumbing systems utilizing computerized maintenance management systems (CMMS). This service is primarily for high-rise office buildings, but customers also include schools, warehouses, factories, shopping malls and universities. ABM Engineering Services operates in 21 states through eight regional offices, two of which are in California and one each in Chicago, Illinois; Denver, Colorado; Philadelphia, Pennsylvania; New York, New York; and Phoenix, Arizona. In 1999, this Division earned ISO 9002 Certification, the first national engineering services provider of on-site operating engineers to earn this exclusive designation. ISO is a quality standard comprised of a rigorous set of guidelines and good business practices against which companies are rated through a comprehensive independent audit process that can take several years.

          - ABM JANITORIAL SERVICES (also known as "American Building Maintenance") provides a wide range of basic janitorial services for a variety of structures and organizations, including office buildings, industrial plants, banks, department stores, theaters, warehouses, educational and health institutions and airport terminals. Services provided include floor cleaning and finishing, wall and window washing, furniture polishing, rug cleaning, dusting, as well as other building cleaning services. ABM Janitorial Services maintains 93 offices in 36 states, the District of Columbia and one Canadian province, and operates under thousands of individually negotiated building maintenance contracts, the majority of which are obtained by competitive bidding. Generally, profit margins on maintenance contracts tend to be inversely proportional to the size of the contract. Although many of this Division's maintenance contracts are fixed-price agreements, others contain clauses under which the customer agrees to reimburse the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage. The majority of ABM Janitorial Services contracts are for one-year periods, contain automatic renewal clauses and are subject to termination by either party upon 30 to 90 days written notice.

          - ABM SERVICE NETWORK provides customers with streamlined, centralized control and coordination of multiple facility service needs. This process is consistent with the greater competitive demands on corporate organizations to become more efficient in the business market today. By leveraging the core competencies of the Company's other affiliated divisions, this Division attempts to reduce overhead, such as redundant personnel, for its customers by providing multiple services under a single contract, with one contact and one invoice. Its National Service Center provides centralized dispatching, emergency services, accounting and related reports to financial institutions, high-tech companies, and other customers regardless of industry or size. ABM Service Network is headquartered in San Francisco, where it also maintains its National Service Center.

          - AMERICAN COMMERCIAL SECURITY SERVICES(also known as "ACSS" and "ABM Security Services") provides security guards, electric monitoring of fire, life, safety, and access control devices, and security consulting services to a wide range of businesses in the major metropolitan areas of Phoenix, Arizona; San Francisco, San Diego and Los Angeles, California; Chicago, Illinois; New Orleans, Louisiana; Minneapolis, Minnesota; Portland, Oregon; Houston, Dallas, Fort Worth, Austin and San Antonio, Texas; Seattle, Washington; and Salt Lake City, Utah. Much like ABM Janitorial Services, the majority of this Division's contracts are for one-year periods, contain automatic renewal clauses and are subject to termination by either party upon 30 to 90 days written notice.

          - AMPCO SYSTEM PARKING (also known as "Ampco System Airport Parking" and "Ampco Express Airport Parking") operates approximately 1,500 parking lots and garages, which are either leased from or operated through management contracts for third parties. The lease terms generally range from 5 to 20 years and usually contain provisions for renewal options. Leases which expire may continue on a month-to-month basis or may be replaced by similar leases. Many leases contain provisions for contingent rentals based on revenues. Ampco System Parking currently operates in 29 states and five of the 20 busiest international airports in the U.S.:
     Denver, Colorado; Honolulu, Hawaii; Newark, New Jersey; Phoenix, Arizona; and San Francisco, California. In conjunction with its on-airport parking services, this Division also operates off-airport parking facilities in Philadelphia, Pennsylvania; Houston, Texas; and Los Angeles, California, and parking shuttle bus services at thirteen locations.

          - AMTECH ELEVATOR SERVICES maintains, modernizes and repairs elevators and escalators in major metropolitan areas of California; Houston, Texas; Cincinnati, Ohio; Detroit, Michigan; Upper Marlboro, Maryland; Las Vegas, Nevada; Pennsauken, New Jersey; Atlanta, Georgia; Philadelphia, Pennsylvania; Phoenix, Arizona; Denver, Colorado; Chicago, Illinois; and Washington, D.C. Amtech Elevator Services maintains 17 offices and several parts warehouses, and operates a fleet of radio-equipped service vehicles.

          - AMTECH LIGHTING SERVICES (also known as "Sica Lighting & Electrical Services") provides relamping, fixture cleaning and periodic maintenance service to a variety of commercial customers. Amtech Lighting Services also repairs, services, designs and installs outdoor signage. This Division maintains 26 offices, eight of which are located in California; four of which are in Texas; and one office in each of the following states:
     Alabama, Arizona, Florida, Georgia, Illinois, Louisiana, Maryland, Minnesota, Nevada, New Jersey, New York, Oklahoma, Oregon, and Washington.

          - COMMAIR MECHANICAL SERVICES (also known as "CommAir Preferred Mechanical Services") installs, maintains, and repairs heating, ventilation and air conditioning equipment, performs chemical water treatment, and provides energy conservation services for commercial, industrial and institutional facilities. CommAir Mechanical Services maintains ten offices, nine of which are located in California, and one in Phoenix, Arizona.

          - EASTERDAY JANITORIAL SUPPLY markets janitorial supplies and equipment through six sales offices located in San Francisco, Los Angeles and Sacramento, California; Portland, Oregon; Reno, Nevada; and Houston, Texas. Aside from sales to ABM Janitorial Services, which, in 2000, accounted for approximately 27% of Easterday Janitorial Supply's total revenues, the principal customers for this Division are industrial plants, schools, commercial buildings, industrial organizations, transportation terminals, theaters, hotels, retail stores, restaurants, military establishments and janitorial service companies. Among the products sold are cleaning equipment, disinfectants, floor cleaners, floor finishes, glass cleaners, paper products and polishes. The products sold include many nationally advertised brands. This Division blends certain cleaning agents and floor finishes, which it sells under the Easterday trade name. Easterday Janitorial

     Supply also provides sanitation services to the food industry.

TRADEMARKS

     The Company believes that it owns or is licensed to use all corporate names, trade names, trademarks, service marks, copyrights, patents and trade secrets which are material to the Company's operations.

COMPETITION

     The Company believes that each aspect of its business is highly competitive, and that such competition is based primarily on price and quality of service. Nearly all services provided by the Company are under contracts originally obtained through competitive bidding. The Company's competitors include a large number of regional and local companies located in major cities throughout the United States and Canada. While the majority of the Company's competitors operate in a limited geographic area, the operating divisions of a few large, diversified facility service companies compete with the Company on a national basis.

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

     The Company has a broad customer base including airports, apartment complexes, city centers, colleges and universities, financial institutions, industrial plants, office buildings, retail stores, shopping centers and theme parks. No customer accounted for more than 5% of its revenues during the fiscal year ended October 31, 2000.

EMPLOYEES

     The Company employs over 60,000 persons, of whom the vast majority are service employees who perform air conditioning, elevator, engineering, janitorial, lighting, parking and security services. Approximately 24,800 of these employees are covered under collective bargaining agreements. There are about 3,600 employees with executive, managerial, supervisory, administrative, professional, sales, marketing or clerical responsibilities or other office assignments.

ENVIRONMENTAL MATTERS

     The discussion of the Company's environmental matters can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EXECUTIVE OFFICERS OF ABM

     The executive officers of ABM as of December 31, 2000 were as follows:

                                               PRINCIPAL OCCUPATIONS AND BUSINESS EXPERIENCE
             NAME                AGE                       DURING PAST FIVE YEARS
----------------------------------------------------------------------------------------------------
Henrik C. Slipsager              45     President & Chief Executive Officer since November 2000;
                                        Executive Vice President of ABM, and President of the
                                        Janitorial Services Division, from November 1999 through
                                        October 2000; Senior Vice President of ABM from March 1998 through October 1999; Executive Vice President of the
                                        Janitorial Services Division from January 1997 through
                                        October 1999
Martinn H. Mandles               60     Chairman of the Board since December 1997; Chief
                                        Administrative Officer since November 1991; Executive Vice
                                        President from November 1991 through November 1997
Jess E. Benton, III              60     Executive Vice President since November 1999; Chief
                                        Operating Officer since November 2000; Senior Vice President from July 1994 through October 1999
Donna M. Dell                    52     Senior Vice President of Human Resources since November
                                        1999; Chief Employment Counsel since April 1997; Vice
                                        President of Human Resources from July 1994 through October
                                        1999
David H. Hebble                  65     Senior Vice President since November 1999; Chief Financial
                                        Officer since November 1979; Vice President from November
                                        1979 through October 1999
Harry H. Kahn                    57     Senior Vice President since November 1999; General Counsel &
                                        Corporate Secretary since November 1991; Vice President from
                                        November 1991 through October 1999
Gary R. Wallace                  49     Senior Vice President, Director of Business Development &
                                        Chief Marketing Officer of ABM since November 2000; Senior
                                        Vice President of the Janitorial Services Division from
                                        September 1995 through October 2000
Douglas B. Bowlus                56     Vice President since November 1999; Treasurer since February
                                        1984
Anthony D. Lackey                37     Vice President since November 1999; Director of Electronic
                                        Services & Chief Technology Officer since July 1996;
                                        Assistant Vice President from July 1996 through October
                                        1999; other positions of increasing responsibility in ABM's
                                        Electronic Services Department from November 1987 through
                                        June 1996
Terry D. McNeil                  53     Vice President since November 1999; Director of Insurance
                                        Services since October 1988; Assistant Vice President from
                                        July 1996 through October 1999
Vernon E. Skelton                56     Vice President since November 1999; Controller & Chief
                                        Accounting Officer since April 1997; Assistant Vice
                                        President from July 1996 through October 1999; Director of
                                        Accounting from November 1991 through March 1997
Eleonora C. Walsh                60     Vice President since November 1999; Director of
                                        Administrative Services since November 1991; Assistant Vice
                                        President from July 1996 through October 1999

ITEM 2.  PROPERTIES

     The Company has corporate, division, regional, branch, or district offices in over 250 locations throughout the United States, and Canada. Thirteen of these facilities are owned by the Company and the remainder are leased. At October 31, 2000, the real estate owned by the Company had an aggregate net book value of $3.7 million and was located in: Phoenix, Arizona; Fresno, California; Jacksonville and Tampa, Florida; Elko, Nevada; Portland, Oregon; Houston and San Antonio, Texas; and Kennewick, Seattle, Spokane and Tacoma, Washington.

     Rental payments under long and short-term lease agreements amounted to $100.7 million for the fiscal year ended October 31, 2000. Of this amount, $70.3 million in rental expense was attributable to public parking lots and garages that Ampco System Parking leases and operates. The remaining expense was for the rental or lease of office space, computers, operating equipment and motor vehicles.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION AND DIVIDENDS

     ABM's common stock is listed on the New York Stock Exchange. ABM's credit agreement places certain limitations on dividend payments based on net income (see Note 5 of Notes to Consolidated Financial Statements contained in Item 8). The following table sets forth the high and low prices of ABM's common stock and quarterly cash dividends on common shares for the periods indicated:

                                                                      FISCAL QUARTER
                                                           ------------------------------------
                                                           FIRST     SECOND    THIRD     FOURTH     YEAR
---------------------------------------------------------------------------------------------------------
1999
Price range of common stock:
  High                                                     $ 35.06   $ 33.13   $ 30.75   $ 28.75   $35.06
  Low                                                      $ 27.88   $ 25.75   $ 25.19   $ 21.88   $21.88
Dividends per share                                        $  0.14   $  0.14   $  0.14   $  0.14   $ 0.56
2000
Price range of common stock:
  High                                                     $ 23.88   $ 28.00   $ 26.19   $ 28.00   $28.00
  Low                                                      $ 19.25   $ 20.25   $ 21.75   $ 23.94   $19.25
Dividends per share                                        $  0.155  $  0.155  $  0.155  $  0.155  $ 0.62
---------------------------------------------------------------------------------------------------------

     At December 31, 2000, there were approximately 5,490 registered holders of ABM's common stock, in addition to stockholders in street name.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below is derived from the Company's consolidated financial statements for each of the years in the five-year period ended October 31, 2000.

--------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts and
  ratios)                                             1996         1997         1998         1999      2000
--------------------------------------------------------------------------------------------------------------
OPERATIONS
Revenues and other income                       $1,086,925   $1,252,472   $1,501,827   $1,629,716   $1,807,557
--------------------------------------------------------------------------------------------------------------
Expenses
Operating expenses and cost of goods sold          940,296    1,076,078    1,298,423    1,413,541    1,573,998
Selling, general and administrative                105,943      126,755      142,431      146,984      157,546
Interest                                             2,581        2,675        3,465        1,959        3,320
--------------------------------------------------------------------------------------------------------------
                                                 1,048,820    1,205,508    1,444,319    1,562,484    1,734,864
--------------------------------------------------------------------------------------------------------------
Income before income taxes                          38,105       46,964       57,508       67,232       72,693
Income taxes                                        16,385       19,725       23,578       27,565       28,350
--------------------------------------------------------------------------------------------------------------
Net income                                      $   21,720   $   27,239   $   33,930   $   39,667   $   44,343
==============================================================================================================
Net income per common share
Basic                                           $     1.11   $     1.33   $     1.58   $     1.77   $     1.94
Diluted                                         $     1.05   $     1.22   $     1.44   $     1.65   $     1.85
==============================================================================================================
Common and common equivalent shares
Basic                                               19,123       20,143       21,110       22,067       22,551
Diluted                                             20,241       21,872       23,161       23,748       23,709
==============================================================================================================
FINANCIAL STATISTICS
Dividends per common share                      $     0.35   $     0.40   $     0.48   $     0.56   $     0.62
Stockholders' equity per common share           $     8.41   $     9.64   $    10.96   $    12.36   $    13.75
Working capital                                 $  119,579   $  137,223   $  165,788   $  184,279   $  224,199
Current ratio                                         2.05         1.89         2.05         2.01         2.05
Long-term debt                                  $   33,664   $   38,402   $   33,720   $   28,903   $   36,811
Redeemable cumulative preferred stock           $    6,400   $    6,400   $    6,400   $    6,400   $    6,400
Stockholders' equity                            $  163,915   $  197,278   $  236,838   $  276,951   $  316,309
Total assets                                    $  379,770   $  464,251   $  501,363   $  563,384   $  641,985
Property, plant and equipment -- net            $   22,570   $   26,584   $   27,307   $   35,181   $   40,734
Capital expenditures                            $   10,751   $   13,272   $   11,715   $   19,451   $   18,717
Depreciation and amortization                   $   13,651   $   16,118   $   19,593   $   20,698   $   23,524
Accounts receivable -- net                      $  183,716   $  234,464   $  260,549   $  297,596   $  360,180
==============================================================================================================

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING PRONOUNCEMENTS

     In fiscal 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") (as amended by SFAS Nos. 137 and 138). SFAS No. 133 is required to be adopted for all fiscal quarters and fiscal years beginning after June 15, 2000, and relates to accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The adoption on SFAS No. 133 is not anticipated to have a material effect on its results of operations or its financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, is to be adopted for fiscal years beginning after December 15, 1999, which for the Company would be fiscal year 2001. SAB 101 addresses various topics in revenue recognition. The Company is currently analyzing SAB 101; however, based on management's current understanding and interpretation, SAB 101 is not anticipated to have a material effect on its results of operations or its financial position.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of Accounting Principles Board Opinion ("APB") No. 25". FIN 44 clarifies the application of APB No. 25 and is effective July 1, 2000. The Company believes that its current accounting policies are in conformity with this interpretation.

FINANCIAL CONDITION

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained in Item 8, "Financial Statements and Financial Statement Schedule." All information in the discussion and references to the years are based on the Company's fiscal year that ends on October 31.

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures, acquisitions and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks that provides a $150 million line of credit expiring July 1, 2002. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%. As of October 31, 2000, the total amount outstanding was approximately $106 million, which was comprised of loans in the amount of $35 million and standby letters of credit of $71 million. This agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowing and prohibits declaring or paying cash dividends exceeding 50% of the Company's net income for any fiscal year. In addition, the Company has a loan agreement with a major U.S. bank with a balance of $2.6 million at October 31, 2000. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003. The Company's effective interest rate for all long-term debt bank borrowings for the year ended October 31, 2000 was 7.4%.

     Operating activities generated cash flows in 1998, 1999 and 2000 of $32.1 million, $35.3 million and $18.9 million, respectively. The decrease in 2000 resulted primarily from an increase in accounts receivable, reflecting the higher volume in sales and slower payments by some large customers. Cash paid for acquisitions during the fiscal years ended October 31, 1998, 1999 and 2000, including payments pursuant to contractual arrangements involved in prior acquisitions, were approximately $10.0 million, $11.0 million and $14.2 million, respectively. Capital expenditures during fiscal years 1998, 1999 and 2000 were $11.7 million, $19.5 million and $18.7 million, respectively. Cash dividends paid to stockholders of common and redeemable preferred stock and amounts used to repurchase common stock were approximately $10.7 million in 1998, $18.5 million in 1999, and $22.9 million in 2000. Cash used in financing activities during 1998 and 1999 was $11.3 million and $3.6 million, respectively. In 2000, $12.3 million was provided by financing activities. The increase in 2000 was primarily due to greater net borrowings and an increase in the bank overdraft (outstanding checks). At October 31, 1999, working capital was $184.3 million as compared to $224.2 million at October 31, 2000.

EFFECT OF INFLATION

     The low rates of inflation experienced in recent years have had no material impact on the financial statements of the Company. The Company attempts to recover increased costs by increasing sales prices to the extent permitted by contracts and competition.

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

ACQUISITIONS

     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition and are fully discussed in Note 12 to the Consolidated Financial Statements. Acquisitions made during the three fiscal years ended October 31, 2000, contributed approximately $60 million to fiscal 2000 revenues.

RESULTS OF OPERATIONS

COMPARISON OF 2000 TO 1999

     The Company reported record revenues and earnings for 2000. Revenues and other income (hereinafter called "revenues") were $1.8 billion in 2000, up $178 million or 11%, from $1.6 billion reported in 1999. The increase in revenues in 2000 over 1999 was attributable to new business and price increases as well as acquisitions made during the prior years. Revenues generated from acquisitions during the prior year contributed $17.1 million of the 2000 increase while the current year acquisitions added $17.4 million.

     As a percentage of revenues, operating expenses and cost of goods sold was 87.1% for 2000, compared to 86.7% in 1999. Consequently, as a percentage of revenues, the Company's gross profit (revenues minus operating expenses and cost of goods sold) of 12.9% in 2000 was slightly lower than the gross profit of 13.3% in 1999. The decrease in gross profit as a percentage of revenues was mostly due to higher labor and related costs, particularly workers' compensation insurance and continued competitive pressure to maintain or lower prices. In addition, the Company's hourly workers were paid two additional workdays in 2000 compared to 1999. On fixed price monthly contracts, such increases are not recovered.

     Selling, general and administrative expenses were $158 million in 2000, an increase of 7.2% from $147 million in 1999. However, as a percentage of revenues, selling, general and administrative expenses decreased from 9.0% for 1999 to 8.7% for 2000, primarily due to certain costs that do not increase at the same rate as sales. The absolute increase in selling, general and administrative expenses was primarily due to salaries and expenses associated with acquisitions including the amortization of goodwill, and costs associated with the implementation of a new accounting system. The cost increases were somewhat offset by decreased profit sharing expense.

     Interest expense was $3.3 million in 2000 compared to $2.0 million for 1999, an increase of $1.3 million. This increase was primarily due to higher weighted average borrowings and interest rates in 2000.

     The income before income taxes (pre-tax income) for 2000 was $72.7 million compared to

$67.2 million, an increase of 8% over 1999. Pre-tax income did not increase at the same rate as revenues due to the higher operating expenses.

     The estimated effective income tax rate for 2000 was 39%, compared to 41% in 1999. The lower tax rate was due for the most part to a significant increase in the federal work opportunity tax credits.

     Net income for 2000 was $44.3 million, an increase of 12%, compared to net income of $39.7 million in 1999. Diluted net income per common share also rose 12% to $1.85 for 2000 compared to $1.65 for the same period in 1999. On September 22, 1999 the Company announced a stock repurchase program for up to one million outstanding shares. As of October 31, 2000, 603,000 shares had been reacquired. Earnings per share calculations also include the effect of a preferred stock dividend deduction of $512,000 in both 2000 and 1999.

     The Company is organized into nine separate operating divisions as defined under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". However, only the ABM Janitorial, Ampco System Parking, ABM Engineering, Amtech Lighting, and Amtech Elevator Divisions are reportable using the criteria of SFAS No. 131. The results of operations from these five reportable operating divisions for 2000 as compared to 1999 are more fully described below:

     The ABM Janitorial Services Division reported revenues for 2000 of $1.1 billion, an increase of $120 million, or 13%, from 1999. This is the Company's largest Division and accounted for 58% of the Company's consolidated revenues in 2000. ABM Janitorial Services revenues increased as a result of new business, particularly in the Mid-Atlantic, Northwest and Southwest regions. Revenues generated from acquisitions during the prior year contributed $11.8 million of the 2000 increase while the current year acquisitions added $10.8 million. ABM Janitorial Services' operating profits increased 9% in 2000 to $53.8 million when compared to 1999. The lower percentage in profits can be attributed to low profit margins and high startup costs on some large contracts in this Division's Southeast region as well as the expense of extra workdays in fiscal 2000, as discussed previously.

     Ampco System Parking increased revenues by 6% in 2000 from 1999 to $172.4 million, and its operating profits also increased 6% to $9.0 million during 2000 compared to 1999. The increase in revenues was mostly due to growth in California and Texas, along with small acquisitions in Florida, Texas and Washington.

     The ABM Engineering Services Division increased revenues by 2% in 2000 from 1999 to $156.3 million, while its operating profits decreased 2% to $8.2 million for 2000 compared to 1999. The revenue increase was due primarily to additional business obtained in New York City and Southern California. The decrease in operating profits is due to lower profit margins and increased administrative costs.

     Amtech Lighting Services reported a 24% revenue increase to $118.4 million in 2000 from 1999 due to increased business in all its markets, except Northern California, and an acquisition in the Southeast. In addition, a significant new contract was obtained in New York City that began November 1, 1999. Operating profits increased by 35% to $10.1 million during 2000 compared to the prior year. Profit margins improved due to a reduction in labor and material costs.

     Revenues for Amtech Elevator Services were $114.4 million, up by 18% for 2000 over 1999, largely due to an increased customer base. The Amtech Elevator Division reported a 3% increase to $6.8 million in operating profits in 2000 compared to 1999. The smaller increase in operating profits can be attributed primarily to increased labor, material and insurance costs as well as computer-related expenses.

COMPARISON OF 1999 TO 1998

     Revenues were $1.6 billion in 1999, up $128 million or 9%, from $1.5 billion reported in 1998. The increase in revenues in 1999 over 1998 was attributable to new business and price increases as well as acquisitions made during the prior years. Acquisitions during 1999 accounted for approximately $11 million, or approximately 9% of the total revenue increase of $128 million for 1999.

     As a percentage of revenues, operating expenses and cost of goods sold were 86.7% for 1999, compared to 86.5% in 1998. Consequently, the Company's gross profit as a percentage of revenues of 13.3% in 1999 was slightly lower than the gross profit of 13.5% in 1998. The gross profit percentage declined mostly due to higher labor and related costs, particularly workers' compensation insurance, and continued competitive pressure to maintain or lower prices.

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

     The income before income taxes (pre-tax income) for 1999 was $67.2 million compared to $57.5 million, an increase of 17% over 1998. The growth in pre-tax income outpaced the revenue growth for 1999 primarily due to lower selling, general and administrative expenses as a percentage of revenues.

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

     The results of operations from the Company's five reportable operating divisions for 1999 as compared to 1998 are more fully described below:

     Revenues of the ABM Janitorial Services Division increased by 9% during 1999 to $933.7 million over 1998, as a result of new business, particularly in the Gulf Central, Mid-Atlantic and Southwest regions. Revenues generated from acquisitions during 1998 contributed about $8.7 million of the 1999 increase while the 1999 acquisitions added $9.1 million. Operating profits increased 11% in 1999 to $49.5 million when compared to 1998. This profit increase was due primarily to the increase in revenues, reduced legal fees and slightly lower labor and labor related costs.

     Ampco System Parking's revenues increased by 5% to $162.4 million, while its operating profits increased 22% to $8.5 million during 1999 compared to 1998. The increase in revenues was mostly due to growth in its California region. The operating profit increase was due for the most part to the conversion from leased lots to management contracts, which have higher margins, as well as improved profits related to off-airport parking operations.

     The ABM Engineering Services Division increased revenues by 13% to $153.9 million and operating profits by 4% to $8.4 million for 1999 compared to 1998. The large revenue increase was due primarily to new business in the Midwest, Arizona, and Southern California regions. The smaller percentage increase in operating profits is due to lower margins on contracts particularly in the New York and Philadelphia regions and pressure from competition to reduce fees.

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

ITEM 8.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
ABM Industries Incorporated:

     We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
--------------------------
KPMG LLP

San Francisco, California
December 18, 2000

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------
                         OCTOBER 31                             1999        2000
(in thousands, except share amounts)
----------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                     $  2,139    $  2,000
Accounts receivable (less allowances of $7,490 and $8,825)     297,596     360,180
Inventories                                                     23,296      25,513
Deferred income taxes                                           14,163      17,531
Prepaid expenses and other current assets                       30,395      31,595
----------------------------------------------------------------------------------
     Total current assets                                      367,589     436,819
Investments and long-term receivables                           14,290      13,920
Property, plant and equipment -- net                            35,181      40,734
Intangible assets (less accumulated amortization of $49,297
  and $60,543)                                                 105,583     110,097
Deferred income taxes                                           30,388      32,537
Other assets                                                    10,353       7,878
----------------------------------------------------------------------------------
                                                              $563,384    $641,985
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
LIABILITIES
Current portion of long-term debt                             $    898    $    865
Bank overdraft                                                   4,967      15,952
Trade accounts payable                                          45,596      45,312
Income taxes payable                                             7,318       8,083
Accrued liabilities:
  Compensation                                                  45,170      54,901
  Taxes -- other than income                                    16,505      18,195
  Insurance claims                                              35,139      43,361
  Other                                                         27,717      25,951
----------------------------------------------------------------------------------
     Total current liabilities                                 183,310     212,620
Long-term debt                                                  28,903      36,811
Retirement plans                                                19,294      22,386
Insurance claims                                                48,526      47,459
----------------------------------------------------------------------------------
     Total liabilities                                         280,033     319,276
SERIES B 8% SENIOR REDEEMABLE CUMULATIVE PREFERRED STOCK,
  6,400 shares authorized, issued and outstanding, stated at
     redemption value, $1,000 per share                          6,400       6,400
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized;
  none issued                                                       --          --
Common stock, $.01 par value; 100,000,000 shares authorized;
  22,407,000 and 22,999,000 shares issued and outstanding at
  October 31, 1999 and 2000, respectively                          224         230
Additional capital                                              93,336     102,902
Accumulated other comprehensive income                            (635)       (653)
Retained earnings                                              184,026     213,830
----------------------------------------------------------------------------------
          Total stockholders' equity                           276,951     316,309
----------------------------------------------------------------------------------
                                                              $563,384    $641,985
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                   YEARS ENDED OCTOBER 31                        1998         1999         2000
(in thousands, except per share amounts)
--------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                                     $1,501,827   $1,629,716   $1,807,557
--------------------------------------------------------------------------------------------------
EXPENSES
Operating expenses and cost of goods sold                      1,298,423    1,413,541    1,573,998
Selling, general and administrative                              142,431      146,984      157,546
Interest                                                           3,465        1,959        3,320
--------------------------------------------------------------------------------------------------
                                                               1,444,319    1,562,484    1,734,864
--------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        57,508       67,232       72,693
Income taxes                                                      23,578       27,565       28,350
--------------------------------------------------------------------------------------------------
NET INCOME                                                    $   33,930   $   39,667   $   44,343
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
  Basic                                                       $     1.58   $     1.77   $     1.94
  Diluted                                                     $     1.44   $     1.65   $     1.85
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
COMMON AND COMMON EQUIVALENT SHARES
  Basic                                                           21,110       22,067       22,551
  Diluted                                                         23,161       23,748       23,709
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                              ACCUMULATED
                                                               COMMON STOCK     ADDITIONAL       OTHER
        YEARS ENDED OCTOBER 31, 1998, 1999 AND 2000           ---------------    PAID-IN     COMPREHENSIVE   RETAINED
                       (IN THOUSANDS)                         SHARES   AMOUNT    CAPITAL        INCOME       EARNINGS    TOTAL
--------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1997                                      20,464    $205     $ 63,416        $(535)      $134,192   $197,278
  Comprehensive income:
  Net income                                                                                                   33,930     33,930
    Other comprehensive income:
    Foreign currency translation                                                                  (161)                     (161)
                                                                                                                        --------
  Comprehensive income                                                                                                    33,769
  Dividends:
    Common stock                                                                                              (10,196)   (10,196)
    Preferred stock                                                                                              (512)      (512)
  Tax benefit from exercise of stock options                                          718                                    718
  Stock issued under employees' stock purchase and option
    plans and for acquisition                                  1,137      11       15,770                                 15,781
--------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1998                                      21,601     216       79,904         (696)       157,414    236,838
  Comprehensive income:
  Net income                                                                                                   39,667     39,667
    Other comprehensive income:
    Foreign currency translation                                                                    61                        61
                                                                                                                        --------
  Comprehensive income                                                                                                    39,728
  Dividends:
    Common stock                                                                                              (12,543)   (12,543)
    Preferred stock                                                                                              (512)      (512)
  Tax benefit from exercise of stock options                                          387                                    387
  Stock repurchased                                             (220)     (2)      (5,446)                                (5,448)
  Stock issued under employees' stock purchase and option
    plans and for acquisition                                  1,026      10       18,491                                 18,501
--------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1999                                      22,407     224       93,336         (635)       184,026    276,951
  Comprehensive income:
  Net income                                                                                                   44,343     44,343
    Other comprehensive income:
    Foreign currency translation                                                                   (18)                      (18)
                                                                                                                        --------
  Comprehensive income                                                                                                    44,325
  Dividends:
    Common stock                                                                                              (14,027)   (14,027)
    Preferred stock                                                                                              (512)      (512)
  Tax benefit from exercise of stock options                                          480                                    480
  Stock repurchased                                             (383)     (4)      (8,386)                                (8,390)
  Stock issued under employees' stock purchase and option
    plans and for acquisition                                    975      10       17,472                                 17,482
--------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 2000                                      22,999    $230     $102,902        $(653)      $213,830   $316,309
================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                   YEARS ENDED OCTOBER 31                        1998          1999
                       (in thousands)                                                        2000
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                  $ 1,463,918   $ 1,589,775   $ 1,739,297
Other operating cash receipts                                       1,331         1,491         2,347
Interest received                                                     682           870           580
Cash paid to suppliers and employees                           (1,406,600)   (1,522,495)   (1,686,988)
Interest paid                                                      (3,334)       (2,025)       (3,209)
Income taxes paid                                                 (23,936)      (32,311)      (33,102)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          32,061        35,305        18,925
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                        (11,715)      (19,451)      (18,717)
Proceeds from sale of assets                                          497           922         1,164
Decrease (increase) in investments and long-term receivables          495        (1,885)          370
Intangible assets acquired                                        (10,010)      (10,980)      (14,191)
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (20,733)      (31,394)      (31,374)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued, including tax benefit                         15,151        17,178        16,381
Common stock repurchased                                               --        (5,448)       (8,390)
Dividends paid                                                    (10,708)      (13,055)      (14,539)
(Decrease) increase in bank overdraft                             (10,500)        2,492        10,985
Long-term borrowings                                               93,204        57,064       126,000
Repayments of long-term borrowings                                (98,414)      (61,847)     (118,127)
-----------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities               (11,267)       (3,616)       12,310
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   61           295          (139)
Cash and cash equivalents beginning of year                         1,783         1,844         2,139
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF YEAR                         $     1,844   $     2,139   $     2,000
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
Net income                                                    $    33,930   $    39,667   $    44,343
ADJUSTMENTS:
Depreciation                                                       10,698        10,815        12,265
Amortization                                                        8,895         9,883        11,259
Provision for bad debts                                             2,821         2,257         2,971
Gain on sale of assets                                               (202)         (160)         (265)
Increase in deferred income taxes                                  (4,521)       (6,537)       (5,517)
Increase in accounts receivable                                   (28,907)      (39,304)      (65,555)
Increase in inventories                                            (1,768)         (331)       (2,217)
Increase in prepaid expenses and other current assets              (2,440)       (1,950)       (1,200)
Decrease (increase) in other assets                                   454        (3,295)        2,475
Increase in income taxes payable                                    4,163         1,791           765
Increase in retirement plans accrual                                2,561         3,320         3,092
(Decrease) increase in insurance claims liability                    (778)        4,500         7,155
Increase in trade accounts payable and other accrued
  liabilities                                                       7,155        14,649         9,354
-----------------------------------------------------------------------------------------------------
         Total adjustments to net income                           (1,869)       (4,362)      (25,418)
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $    32,061   $    35,305   $    18,925
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA:
Non-cash investing activities:
  Common stock issued for net assets of business acquired     $     1,348   $     1,710   $     1,581
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

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

     The Company is implementing an enterprise-wide information system. External direct costs of materials and services and payroll-related costs of employees working solely on the development of the system are capitalized. In addition, in 1999 and 2000 related interest costs of approximately $135,000 and $182,000, respectively, were capitalized. Capitalized costs of the project will be amortized over a period of five years beginning when the system is placed in service. Training costs are expensed as incurred.

     INTANGIBLE ASSETS: Intangible assets consist of goodwill in the amount of $168,110,000 and other intangible assets in the amount of $2,530,000, net of accumulated amortization of $60,543,000. Goodwill, which represents the excess of cost over fair value of tangible assets of businesses acquired, is amortized on a straight-line basis over periods not exceeding 40 years. It is the Company's policy to carry goodwill applicable to acquisitions prior to 1971 of $1,450,000 at cost until such time as there may be evidence of diminution in value.

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

     REVENUE RECOGNITION: Revenues are recorded at the time services are performed or when title transfers for products shipped.

     NET INCOME PER COMMON SHARE: The company has reported its earnings in accordance with State-ment of Financial Accounting Standards No. 128, "Earnings per Share". Basic net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period. Diluted net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period, including common stock equivalents. The calculation of these amounts is as follows:

-----------------------------------------------------------------
                             1998          1999          2000
-----------------------------------------------------------------
Net Income                $33,930,000   $39,667,000   $44,343,000
Preferred Stock
  Dividends                  (512,000)     (512,000)     (512,000)
-----------------------------------------------------------------
                          $33,418,000   $39,155,000   $43,831,000
=================================================================
Common shares
  outstanding -- basic     21,110,000    22,067,000    22,551,000
Effect of dilutive
  securities:
  Stock options             1,852,000     1,544,000     1,035,000
  Other                       199,000       137,000       123,000
-----------------------------------------------------------------
Common shares
  outstanding -- diluted   23,161,000    23,748,000    23,709,000
=================================================================

     For the purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. On October 31, 2000, options to purchase approximately 1,078,000 shares of common stock at a weighted average exercise price of $31.71 were outstanding, but were excluded from the computation because the options' exercise price was greater than the average market price of the common shares. At October 31, 1999, 1,268,000 shares of common stock at a weighted average exercise price of $31.09 were outstanding, but were excluded from the computation because the options' exercise price was greater than the average market price of the common shares.

     CASH AND CASH EQUIVALENTS: The Company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

     STOCK-BASED COMPENSATION: The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

     COMPREHENSIVE INCOME: Comprehensive income consists of net income and other related gains and losses affecting shareholder's equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such comprehensive income items consist of unrealized foreign currency translation gains and losses, the tax effect of such was insignificant.

2. INSURANCE

     Certain insurable risks such as general liability, property damage and workers' compensation are self-insured by the Company. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company's self-insurance program are recorded on a claim-incurred basis. Under this program, the estimated liability for claims incurred but unpaid at October 31, 1999 and 2000 was $83,665,000 and $90,820,000, respectively. In connection with certain self-insurance agreements, the Company has standby letters of credit at October 31, 2000 supporting the estimated unpaid liability in the amounts of $69,381,000.

3. INVENTORIES

     The inventories at October 31, consisted of the following:

---------------------------------------------------------------
         (in thousands of dollars)            1999       2000
---------------------------------------------------------------
Janitorial supplies and equipment held for
  sale                                       $ 4,176    $ 3,950
Parts and materials                           14,766     16,321
Work in process                                4,354      5,242
---------------------------------------------------------------
                                             $23,296    $25,513
===============================================================

4. PROPERTY, PLANT AND EQUIPMENT -- NET

     Property, plant and equipment at October 31, consisted of the following:

---------------------------------------------------------------
        (in thousands of dollars)            1999        2000
---------------------------------------------------------------
Land                                       $    800    $    878
Buildings                                     3,726       4,334
Transportation equipment                     13,104      13,127
Machinery and other equipment                61,390      73,056
Leasehold improvements                       14,425      15,092
---------------------------------------------------------------
                                             93,445     106,487
Less accumulated depreciation and
  amortization                              (58,264)    (65,753)
---------------------------------------------------------------
                                           $ 35,181    $ 40,734
===============================================================

5. LONG-TERM DEBT AND CREDIT AGREEMENT

     The Company has a $150 million syndicated line of credit expiring July 1, 2002. The unsecured revolving credit facility provides, at the Company's option, interest at the prime rate or IBOR+.35%. The facility calls for a commitment fee payable quarterly, in arrears, of .12% based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued in conjunction with the Company's self-insurance program plus cash borrowings are considered to be outstanding amounts. As of October 31, 2000, the total outstanding amount under this facility was $106,000,000, comprised of $35,000,000 in loans and $71,000,000 in standby letters of credit. The interest rates at October 31, 2000, on loans outstanding under this agreement ranged from 7.1% to 9.5%. The Company is required, under this agreement to maintain financial ratios and places certain limitations on dividend payments. The Company is prohibited from paying cash dividends exceeding 50% of its net income for any fiscal year.

     The Company has a loan agreement with a major U.S. bank with a balance of $2,622,000, at October 31, 2000. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003.

     The long-term debt of $37,676,000 matures in the years ending October 31 as follows: $865,000 in 2001, $35,869,000 in 2002, and $942,000 in 2003.

     Long-term debt at October 31, is summarized as follows:

---------------------------------------------------------------
         (in thousands of dollars)            1999       2000
---------------------------------------------------------------
Revolving credit facility with interest at
  7.1 - 9.5%                                 $26,000    $35,000
Note payable to bank with interest at 6.78%    3,386      2,622
Other                                            415         54
---------------------------------------------------------------
                                              29,801     37,676
Less current portion                             898        865
---------------------------------------------------------------
                                             $28,903    $36,811
===============================================================

6. EMPLOYEE BENEFIT PLANS
(a) RETIREMENT AGREEMENTS
     The Company has unfunded retirement agreements for approximately 47 current and former directors and senior executives, many of which are fully vested. The agreements provide for annual benefits for ten years commencing at the later of the respective retirement dates of those executives or age 65. The benefits are accrued over the period these directors and senior executives are expected to be employed by the Company. During 1998, 1999 and 2000, amounts accrued under these agreements were $513,000, $674,000 and $684,000, respectively. Payments were made in 1998, 1999 and 2000 in the amounts of $207,000, $231,000 and $171,000, respectively.

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

     The Company provided for profit sharing contributions of $1,534,000 and $1,643,000 for 1998 and 1999, respectively. No contribution was provided for fiscal year 2000. The Company's matching 401(k) contributions required by the 401(k) plan for 1998, 1999 and 2000 were approximately $1,066,000, $1,210,000 and $1,191,000, respectively.

(c) SERVICE AWARD BENEFIT PLAN

     In 1989, the Company adopted an unfunded service award benefit plan, with a retroactive vesting period of five years. This plan is a "severance pay plan" as defined by the Employee Retirement Income Security Act (ERISA) and covers certain qualified employees. The plan provides participants, upon termination, with a guaranteed seven days pay for each year of employment subsequent to November 1, 1989. The Company, at its discretion, may also award additional days each year.

     Net cost of the plan is comprised of:

---------------------------------------------------------------
     (in thousands of dollars)        1998      1999      2000
---------------------------------------------------------------
Service cost                         $  300    $  396    $  380
Interest                                247       255       318
---------------------------------------------------------------
Net cost                             $  547    $  651    $  698
===============================================================
Actuarial present value of:
  Vested benefit obligation          $3,280    $3,724    $3,895
  Accumulated benefit obligation     $3,391    $3,850    $4,067
  Projected benefit obligation       $4,072    $4,571    $4,746
===============================================================

     Assumptions used in accounting for the plan as of October 31 were:

-------------------------------------------------
                             1998    1999    2000
-------------------------------------------------
Weighted average discount
  rate                       7.0%    6.5%    7.5%
Rate of increase in
  compensation level         5.0%    5.0%    5.0%
=================================================

(d) PENSION PLAN UNDER COLLECTIVE BARGAINING

     Certain qualified employees of the Company are covered under union-sponsored collectively bargained multi-employer defined benefit plans. Contributions for these plans were approximately $20,763,000, $25,516,000 and $26,913,000 in 1998, 1999 and 2000, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

7. LEASE COMMITMENTS AND RENTAL EXPENSE

     The Company is obligated under noncancelable operating leases for various facilities and equipment.

     As of October 31, 2000, future minimum lease commitments under noncancelable operating leases are as follows:

---------------------------------------------------------------
       Years ending (in thousands of dollars)
---------------------------------------------------------------
  2001                                                 $ 42,786
  2002                                                   34,673
  2003                                                   26,844
  2004                                                   17,524
  2005                                                   13,886
  Thereafter                                             68,174
---------------------------------------------------------------
  Total minimum lease commitments                      $203,887
===============================================================

     Rental expense for the years ended October 31, is summarized as follows:

---------------------------------------------------------------
   (in thousands of dollars)      1998       1999        2000
---------------------------------------------------------------
Minimum rentals under
  noncancelable leases           $61,648    $52,231    $ 53,387
Contingent rentals                26,071     41,441      42,641
Short-term rental agreements      11,379      2,758       4,682
---------------------------------------------------------------
                                 $99,098    $96,430    $100,710
===============================================================

     Contingent rentals are applicable to leases of parking lots and garages and are based on percentages of the gross receipts attributable to the related facilities.

8. COMMITMENTS AND CONTINGENCIES

     The Company and certain of its subsidiaries have been named defendants in certain litigation arising in the ordinary course of business. In the opinion of management, based on advice of legal counsel, such matters should have no material effect on the Company's financial position, results of operations or cash flows.

9. REDEEMABLE CUMULATIVE PREFERRED STOCK

     On June 23, 1993, the Company authorized 6,400 shares of preferred stock having a par value of $0.01 per share. These shares designated as Series B 8% Senior Redeemable Cumulative Preferred Stock (Series B Preferred Stock) shall be entitled to one vote per share on all matters upon which common stockholders are entitled to vote and have a redemption price of $1,000 per share, together with accrued and unpaid dividends thereon. Redemption of the Series B Preferred Stock is at the option of the holders for any or all of the outstanding shares after September 1, 1998 or at the option of the Company after September 1, 2002. The total redemption value of the shares outstanding at October 31, 1999 and 2000 in an amount of $6,400,000 is classified on the Company's balance sheet as redeemable cumulative preferred stock. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series B Preferred Stock shall be paid the redemption price plus all accrued dividends to the date of liquidation, dissolution or winding up of affairs before any payment to other stockholders.

     On September 1, 1993, the Company issued 6,400 shares of its Series B Preferred Stock in conjunction with the acquisition of System Parking. The acquisition agreement provided that one-half, or 3,200 shares, of the Series B Preferred Stock be placed in escrow and will be released upon certain earnout requirements. As of October 31, 2000, none of these shares have been released.

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

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net earnings and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. The use of these models requires subjective assumptions, including future stock price volatility and expected time to exercise, which can have a significant effect on the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 11.4 years, 11.9 years, and 9.1 years from the date of grant in fiscal 1998, 1999, and 2000, respectively; expected stock price volatility of 25.3%, 26.2% and 27.7%, respectively; expected dividend yields of 1.5%, 1.9% and 3.1%, and risk free interest rates of 6.0%, 5.0%, and 6.7% in fiscal 1998, 1999, and 2000, respectively.

     The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal awards had been amortized to expense over the vesting period of the awards, pro forma net earnings would have been $27,496,000 ($1.17 per diluted share) for fiscal 1998, $35,409,000 ($1.47 per diluted share) for fiscal 1999, and $39,477,000 ($1.64 per diluted share) for fiscal 2000. The impact of outstanding stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 1998, 1999, and 2000 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all future applicable stock grants.

     Under the "Price-Vested" Performance Stock Option Plan options were granted with a ten-year term. If, during the first four years, the stock price achieved and maintained a set price for ten out of thirty consecutive trading days, the options associated with the price would vest. The prices established were $25, $30, $35 and $40, with 25% of the options vesting at each price point. If, at the end of four years, any of the stock price performance targets were not achieved, then the remaining options would vest at the end of eight years from the date the options were granted. SFAS 123 requires that the projected value of the options be determined on the grant date and recognized over the period in which the options are earned (the vesting period). For these options, the projected value of the options was determined and that value was to be recognized over the eight-year vesting period unless vesting occurred at an earlier date. In fiscal 1998 ABM stock achieved and maintained for the requisite ten-day period, the first three price targets. As a result, 75% of the fiscal 1997 options vested, and the projected value of that 75% was recognized in 1998 pro forma net income. Of the remaining 25% of the fiscal 1997 options, one-eighth was recognized in each of the last four years, and the remaining amount will be recognized over the next four years. During fiscal 1998 and 2000, the first two price targets were met for the fiscal 1998 and 2000 grants, respectively. One-eighth of the remaining 50% of the respective grants has been recognized for each applicable fiscal year.

     "Time-Vested" Incentive Stock Option Plan, as amended

     In 1987, the Company adopted a stock option plan under which 1,200,000 shares were reserved for grant until December 31, 1996. In March 1994, this plan was amended to reserve an additional 1,000,000 shares. In March 1996, the plan was amended again to reserve another 2,000,000 shares. Options which terminate without being exercised may be reissued. At October 31, 2000, 804,000 shares remained available for grant.
     Transactions under this plan are summarized as follows:

---------------------------------------------------------------
                                                       Weighted
                                                       Average
                                          Number of    Exercise
                                            Options      Price
---------------------------------------------------------------
Balance October 31, 1997                  2,315,000     $12.41
Granted (Weighted average fair value of
  $10.20)                                   266,000     $32.28
Exercised                                  (486,000)    $ 7.35
Terminated                                  (83,000)    $15.16
---------------------------------------------------------------
Balance October 31, 1998                  2,012,000     $16.40
Granted (Weighted average fair value of
  $8.34)                                    126,000     $30.86
Exercised                                  (296,000)    $10.28
Terminated                                  (35,000)    $18.30
---------------------------------------------------------------
Balance October 31, 1999                  1,807,000     $18.37
Granted (Weighted average fair value of
  $6.18)                                    225,000     $21.22
Exercised                                  (155,000)    $11.29
Terminated                                  (25,000)    $24.53
---------------------------------------------------------------
Balance October 31, 2000                  1,852,000     $19.23
===============================================================

---------------------------------------------------------------------------
Outstanding                                                Exercisable
----------------------------------------------------   --------------------
                            Weighted
                            Average         Weighted               Weighted
                   Number   Remaining       Average     Number     Average
Range of               of   Contractual     Exercise      of       Exercise
Prices            Options   Life (Years)      Price    Options       Price
---------------------------------------------------------------------------
$ 8.49 - 13.32    488,000     2.9            $ 9.10    488,000      $ 9.10
$17.44 - 26.94  1,017,000     6.5            $19.61    713,000      $19.15
$29.41 - 36.59    347,000     7.5            $32.33    171,000      $32.37
===========================================================================

     "Price-Vested" Performance Stock Option Plan

     In December 1996, the Company adopted a stock option plan under which 1,500,000 shares have been reserved. The options expire 10 years after the date of grant and any options which terminate without being exercised may be reissued. Each option will have a pre-defined vesting price which provides for accelerated vesting if the fair market value of the Company's common stock is equal to or greater than the pre-defined vesting price for 10 trading days in any period of 30 consecutive trading days. Vested options will become exercisable only after the first anniversary of its grant date. Any option that has not vested prior to the fourth anniversary of its grant date will vest on the eighth anniversary of its grant date. At October 31, 2000, 194,000 shares remained available for grant.

     Transactions under this plan are summarized as follows:

---------------------------------------------------------------
                                                       Weighted
                                                       Average
                                          Number of    Exercise
                                            Options      Price
---------------------------------------------------------------
Balance October 31, 1997                  1,080,000     $20.41
Granted (Weighted average fair value of
  $14.95)                                   140,000     $36.59
Exercised                                   (70,000)    $20.00
---------------------------------------------------------------
Balance October 31, 1998                  1,150,000     $22.40
Exercised                                   (15,000)    $20.00
---------------------------------------------------------------
Balance October 31, 1999                  1,135,000     $22.37
Granted (Weighted average fair value of
  $7.01)                                    161,000     $20.75
Exercised                                   (75,000)    $20.00
Terminated                                  (75,000)    $22.98
---------------------------------------------------------------
Balance October 31, 2000                  1,146,000     $22.33
===============================================================

---------------------------------------------------------------------------
Outstanding                                                     Exercisable
----------------------------------------------------   --------------------
                            Weighted
                            Average         Weighted               Weighted
                   Number   Remaining       Average      Number    Average
Range of               of   Contractual     Exercise         of    Exercise
Prices            Options   Life (Years)      Price     Options      Price
---------------------------------------------------------------------------
$20.00 - 25.59.. 1,006,000    6.6            $20.34     821,000     $20.28
    $36.59        140,000     7.4            $36.59      70,000     $36.59
---------------------------------------------------------------------------

     "Age-Vested" Career Stock Option Plan, as amended

     In 1984, the Company adopted a stock option plan whereby 680,000 shares were reserved for grant. In March 1996, another 1,000,000 shares were reserved for grant under the plan. As amended December 20, 1994, options which have been granted at fair market value are 50% exercisable when the option holders reach their 61st birthday and the remaining 50% will vest on their 64th birthday. To the extent vested, the options may be exercised at any time prior to one year after termination of employment. Options which terminate without being exercised may be reissued. At October 31, 2000, 443,000 shares remained available for grant.

     Transactions under this plan are summarized as follows:

---------------------------------------------------------------
                                                       Weighted
                                                       Average
                                          Number of    Exercise
                                            Options      Price
---------------------------------------------------------------
Balance October 31, 1997                    623,000     $ 7.53
Granted (Weighted average fair value of
  $13.79)                                   573,000     $30.01
Terminated                                  (12,000)    $18.82
---------------------------------------------------------------
Balance October 31, 1998                  1,184,000     $18.29
Granted (Weighted average fair value of
  $14.59)                                    75,000     $31.88
Exercised                                   (56,000)    $ 6.22
Terminated                                  (16,000)    $ 9.31
---------------------------------------------------------------
Balance October 31, 1999                  1,187,000     $19.86
Granted (Weighted average fair value of
  $7.54)                                     75,000     $20.75
Exercised                                   (56,000)    $ 5.92
Terminated                                 (105,000)    $19.80
---------------------------------------------------------------
Balance October 31, 2000                  1,101,000     $20.96
===============================================================

----------------------------------------------------------------------------
                                          Outstanding            Exercisable
-----------------------------------------------------   --------------------
                             Weighted
                              Average        Weighted               Weighted
                   Number    Remaining       Average     Number     Average
      Range of         of    Contractual     Exercise        of     Exercise
        Prices    Options    Life (Years)      Price    Options       Price
----------------------------------------------------------------------------
$ 5.72 -  8.72    272,000         4.6         $ 6.05     88,000      $ 6.74
$11.25 - 13.28    155,000         6.0         $11.33     39,000      $11.25
    $19.44         79,000        15.9         $20.65      3,000      $20.75
$29.41 - 37.59    595,000        10.9         $30.33     89,000      $29.41
============================================================================

     Employee Stock Purchase Plan, as amended

     In 1985, the Company adopted an employee stock purchase plan under which sale of 5 million shares of its common stock has been authorized. In March 1996, the sale of an additional 1,200,000 shares were authorized, and again in March of 1999, 1,200,000 additional shares were authorized under this plan. The purchase price of the shares under the plan is the lesser of 85% of the fair market value at the commencement of each plan year or 85% of the fair market value on the date of purchase. Employees may designate up to 10% of their compensation for the purchase of stock. During 1998, 1999, and 2000, 562,000, 602,000, and 635,000 shares of stock were issued under the plan for an aggregate purchase price of $10,873,000, $13,632,000 and $12,588,000, respectively. The weighted average fair value per share of purchases in 1998, 1999, and 2000 was $5.11, $7.32, and $7.27, respectively, and were issued at a weighted average price of $19.34, $23.25 and $19.84, respectively. At October 31, 2000, 257,000 shares remained unissued under the plan.

11. INCOME TAXES

     The provision for income taxes is made up of the following components for each of the years ended October 31:

---------------------------------------------------------------
(in thousands of dollars)            1998       1999       2000
---------------------------------------------------------------
Current Federal                   $22,415    $29,807    $29,793
  State                             5,647      4,286      4,051
  Foreign                              37          9         23
Deferred
  Federal                          (4,149)    (6,022)    (5,071)
  State                              (372)      (515)      (446)
---------------------------------------------------------------
                                  $23,578    $27,565    $28,350
===============================================================

     Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. statutory rates to pretax income from operations as a result of the following for the years ended October 31:

-------------------------------------------------------------
                                1998        1999        2000
-------------------------------------------------------------
Statutory rate                 35.0 %      35.0 %      35.0 %
State and local taxes on
  income, net of federal tax
  benefit                       5.6 %       5.5 %       5.9 %
Tax credits                    (2.7)%      (2.6)%      (3.6)%
Nondeductible expenses and
  other -- net                  3.1 %       3.1 %       1.7 %
-------------------------------------------------------------
                               41.0 %      41.0 %      39.0 %
=============================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, are presented below:

---------------------------------------------------------------
         (in thousands of dollars)            1999       2000
---------------------------------------------------------------
Deferred tax assets:
  Self-insurance claims                      $30,484    $33,214
  Bad debt allowance                           2,401      2,464
  Deferred and other compensation              7,361      8,540
  Intangible amortization                      3,384      4,099
  State taxes                                  1,408      1,543
  Vacation reserves                            2,670      3,523
  Depreciation                                   392        496
  Other                                          502        928
---------------------------------------------------------------
Total gross deferred tax assets               48,602     54,807
---------------------------------------------------------------
Deferred tax liabilities:
  Deferred software development cost              --     (2,038)
  Union pension contributions                 (4,051)    (2,701)
---------------------------------------------------------------
Total gross deferred tax liabilities          (4,051)    (4,739)
---------------------------------------------------------------
Net deferred tax assets                      $44,551    $50,068
===============================================================

     Management has determined that it is more likely than not that the total net deferred tax asset will be realized.

     At October 31, 2000, ABM has a capital loss carryover of $1,057,085, which can be carried forward to offset capital gains, if any, to reduce future federal income taxes through October 31, 2002.

12. ACQUISITIONS AND DIVESTITURES

     All acquisitions have been accounted for using the purchase method of accounting; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is generally included in goodwill. Most purchase agreements provide for contingent payments based on the annual pretax income for subsequent periods ranging generally from three to five years. Any such future payments are generally capitalized as goodwill when paid. Cash paid for acquisitions, including any contingent amounts based on subsequent earnings, were approximately $14 million in 2000. In addition, common shares, with a fair market value of approximately $1.6 million at the date of issuance, were issued in 2000 under the contingent payment provisions of a prior year acquisition. As these acquisitions were not significant, pro forma information is not included in these financial statements. Acquisitions and dispositions made during the fiscal year 2000 are discussed below:

     Effective November 1, 1999, the Company acquired the operations and selected assets of NPS Corporation, a janitorial services company, with customers located in Anchorage, Fairbanks and Juneau, Alaska. The terms included a cash down payment made at closing plus annual contingent payments based on operating profits to be made over five years. This acquisition contributed approximately $4.6 million in revenues in fiscal year 2000.

     Effective December 1, 1999, the Company acquired the operations and selected assets of Centre City Parking with customers located in Miami, Florida. The terms included a cash down payment made at closing plus annual contingent payments based on operating profits to be made over five years. This acquisition contributed approximately $2.9 million in revenues in fiscal year 2000.

     Effective January 1, 2000, the Company acquired the operations and selected assets of United Building Services, a janitorial services company, with customers located in Long Beach, California. The terms included a cash down payment made at closing plus a final payment based on operating profits to be made after one year. This acquisition contributed approximately $1.2 million in revenues in fiscal year 2000.

     Effective January 1, 2000, the Company acquired the operations and selected assets of Dixie Lighting & Electrical, Inc., with customers located in the greater Southeastern United States from Louisiana to Florida. The terms included a cash down payment made at closing plus annual contingent payments based on operating profits to be made over five years. This acquisition contributed approximately $2.7 million in revenues in fiscal year 2000.

     Effective March 1, 2000, the Company acquired all issued and outstanding stock of Allied Maintenance Services, Inc., a provider of janitorial, landscaping, parking, parking lot re-sealing and paint-stripping, engineering and related services, with customers located in Hawaii. The terms included a cash down payment made at closing plus annual contingent payments based on operating profits to be made over five years. This acquisition contributed approximately $5.0 million in revenues in fiscal year 2000.

     Effective July 1, 2000, the Company acquired the operations and selected assets of Silver Cloud & Associates, a parking company with customers located in the Seattle, Washington area. The terms included a cash down payment made at closing plus annual contingent payments based on operating profits to be made over five years. This acquisition contributed approximately $1.0 million in revenues in fiscal year 2000.

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

14. SEGMENT INFORMATION

     Under Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" segment information is presented under the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The Company is organized into nine separate operating segments as defined under SFAS 131. However the ABM Janitorial, Amtech Elevator, ABM Engineering, Amtech Lighting and Ampco System Parking operating segments are reportable using the quantitative threshold criteria under SFAS 131. Included in other segments are the ABM Service Network, American Commercial Security, CommAir Mechanical Services and Easterday Janitorial Supply Company segments. In addition, the corporate expenses are not allocated. All of these segments are distinct business units. They are managed separately because of their unique services, technology and marketing requirements. Nearly 100% of the operations and related revenues are within the United States and no single customer accounts for more than 10% of sales.

SEGMENT INFORMATION

----------------------------------------------------------------------------------------------------------------------
                                                    Ampco
     (in thousands of dollars)           ABM        System        ABM        Amtech     Amtech     Other
FOR THE YEAR ENDED OCTOBER 31, 1998   Janitorial   Parking    Engineering   Lighting   Elevator   Segments   Corporate
----------------------------------------------------------------------------------------------------------------------
Revenues and other income             $  859,066   $154,050    $136,439     $ 87,901   $ 89,263   $174,579   $    529
Intersegment revenues                        324          -         367          288          -     12,981          -
----------------------------------------------------------------------------------------------------------------------
Total Revenues                        $  859,390   $154,050    $136,806     $ 88,189   $ 89,263   $187,560   $    529
======================================================================================================================
Operating profit                      $   44,615   $  6,984    $  8,044     $  6,926   $  6,453   $  8,073   $(20,122)
Interest, expense                            (19)         -           -            -          1         (9)    (3,438)
----------------------------------------------------------------------------------------------------------------------
Income before income taxes            $   44,596   $  6,984    $  8,044     $  6,926   $  6,454   $  8,064   $(23,560)
======================================================================================================================
Identifiable assets                   $  212,714   $ 77,690    $ 34,606     $ 54,134   $ 29,903   $ 47,335   $ 44,981
======================================================================================================================
Depreciation expense                  $    4,281   $  2,125    $    146     $  1,617   $    391   $  1,029   $  1,109
======================================================================================================================
Amortization expense                  $    5,135   $  2,468    $    368     $    417   $    192   $    315   $      -
======================================================================================================================
Capital expenditures                  $    5,577   $  1,485    $     97     $  1,330   $    115   $    786   $  2,325
======================================================================================================================
FOR THE YEAR ENDED OCTOBER 31, 1999
----------------------------------------------------------------------------------------------------------------------
Revenues and other income             $  933,293   $162,358    $153,758     $ 95,521   $ 96,618   $187,306   $    862
Intersegment revenues                        374          -         188          270          -     12,567          -
----------------------------------------------------------------------------------------------------------------------
       Total Revenues                 $  933,667   $162,358    $153,946     $ 95,791   $ 96,618   $199,873   $    862
======================================================================================================================
Operating profit                      $   49,496   $  8,539    $  8,352     $  7,461   $  6,651   $  7,336   $(18,644)
Interest, expense                            (13)         -           -            -          -        (10)    (1,936)
----------------------------------------------------------------------------------------------------------------------
Income before income taxes            $   49,483   $  8,539    $  8,352     $  7,461   $  6,651   $  7,326   $(20,580)
======================================================================================================================
Identifiable assets                   $  242,117   $ 84,360    $ 34,864     $ 59,921   $ 32,411   $ 52,798   $ 56,913
======================================================================================================================
Depreciation expense                  $    4,575   $  1,998    $    101     $  1,454   $    381   $  1,032   $  1,274
======================================================================================================================
Amortization expense                  $    5,866   $  2,568    $    368     $    531   $    192   $    358   $      -
======================================================================================================================
Capital expenditures                  $    6,632   $  1,763    $    168     $  1,506   $    354   $  1,468   $  7,560
======================================================================================================================
FOR THE YEAR ENDED OCTOBER 31, 2000
----------------------------------------------------------------------------------------------------------------------
Revenues and other income             $1,052,865   $172,427    $156,314     $118,054   $114,409   $193,073   $    415
Intersegment revenues                        546          -           -          302          -     11,954          -
----------------------------------------------------------------------------------------------------------------------
Total Revenues                        $1,053,411   $172,427    $156,314     $118,356   $114,409   $205,027   $    415
======================================================================================================================
Operating profit                      $   53,814   $  9,047    $  8,164     $ 10,088   $  6,832   $  6,776   $(18,708)
Interest, expense                             (9)         -           -            -         (1)       (10)    (3,300)
----------------------------------------------------------------------------------------------------------------------
Income before income taxes            $   53,805   $  9,047    $  8,164     $ 10,088   $  6,831   $  6,766   $(22,008)
======================================================================================================================
Identifiable assets                   $  274,704   $ 92,401    $ 45,459     $ 65,160   $ 37,356   $ 56,120   $ 70,785
======================================================================================================================
Depreciation expense                  $    4,962   $  1,834    $     80     $  1,260   $    316   $    959   $  2,854
======================================================================================================================
Amortization expense                  $    6,817   $  2,742    $    366     $    735   $    192   $    407   $      -
======================================================================================================================
Capital expenditures                  $    4,568   $  1,521    $    524     $  1,469   $    390   $    692   $  9,553
======================================================================================================================

------------------------------------  ---------------------------

     (in thousands of dollars)                       CONSOLIDATED
FOR THE YEAR ENDED OCTOBER 31, 1998   Eliminations      TOTALS
------------------------------------
Revenues and other income               $      -      $1,501,827
Intersegment revenues                    (13,960)              -
------------------------------------
Total Revenues                          $(13,960)     $1,501,827
====================================
Operating profit                        $      -      $   60,973
Interest, expense                              -          (3,465)
------------------------------------
Income before income taxes              $      -      $   57,508
====================================
Identifiable assets                     $      -      $  501,363
====================================
Depreciation expense                    $      -      $   10,698
====================================
Amortization expense                    $      -      $    8,895
====================================
Capital expenditures                    $      -      $   11,715
====================================
FOR THE YEAR ENDED OCTOBER 31, 1999
------------------------------------
Revenues and other income               $      -      $1,629,716
Intersegment revenues                    (13,399)              -
------------------------------------
       Total Revenues                   $(13,399)     $1,629,716
====================================
Operating profit                        $      -      $   69,191
Interest, expense                              -          (1,959)
------------------------------------
Income before income taxes              $      -      $   67,232
====================================
Identifiable assets                     $      -      $  563,384
====================================
Depreciation expense                    $      -      $   10,815
====================================
Amortization expense                    $      -      $    9,883
====================================
Capital expenditures                    $      -      $   19,451
====================================
FOR THE YEAR ENDED OCTOBER 31, 2000
------------------------------------
Revenues and other income               $      -      $1,807,557
Intersegment revenues                    (12,802)              -
------------------------------------
Total Revenues                          $(12,802)     $1,807,557
====================================
Operating profit                        $      -      $   76,013
Interest, expense                              -          (3,320)
------------------------------------
Income before income taxes              $      -      $   72,693
====================================
Identifiable assets                     $      -      $  641,985
====================================
Depreciation expense                    $      -      $   12,265
====================================
Amortization expense                    $      -      $   11,259
====================================
Capital expenditures                    $      -      $   18,717
====================================

Intersegment revenues are recorded at prices negotiated between the entities.

15. QUARTERLY INFORMATION (UNAUDITED)
    (in thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------
                                                                   Fiscal Quarter
                                                      -----------------------------------------
                                                       First      Second     Third      Fourth       YEAR
------------------------------------------------------------------------------------------------------------
1999
Revenues and other income                             $391,831   $398,291   $412,689   $426,905   $1,629,716
Gross profit                                            50,155     50,228     56,584     59,208      216,175
Net income                                               6,969      8,366     11,129     13,203       39,667
Net income per common share:
  Basic                                                   0.32       0.37       0.50       0.58         1.77
  Diluted                                                 0.29       0.35       0.46       0.55         1.65
2000
Revenues and other income                             $428,581   $439,988   $461,890   $477,098   $1,807,557
Gross profit                                            52,883     56,684     60,136     63,856      233,559
Net income                                               7,527      9,880     12,445     14,491       44,343
Net income per common share:
  Basic                                                   0.33       0.43       0.54       0.64         1.94
  Diluted                                                 0.32       0.41       0.52       0.60         1.85
------------------------------------------------------------------------------------------------------------

SCHEDULE II

CONSOLIDATED VALUATION ACCOUNTS
Years ended October 31, 1998, 1999 and 2000

(in thousands)

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
---------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
Years ended October 31:
1998                                                      $5,923       $2,821      $(1,983)         $-        $6,761
1999                                                       6,761        2,257       (1,528)          -         7,490
2000                                                       7,490        2,971       (1,636)          -         8,825
---------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding the Company's directors and executive officers is incorporated by reference to the information set forth under the captions "Election of Directors" and "Executive Compensation" contained in the Proxy Statement to be used by the Company in connection with its 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" contained in the Proxy Statement to be used by the Company in connection with its 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth under the caption "Principal Stockholders" contained in the Proxy Statement to be used by the Company in connection with its 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the captions "Executive Compensation" and "Certain Relationships and Related Transactions" contained in the Proxy Statement to be used by the Company in connection with the 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

          1. Consolidated Financial Statements of ABM Industries Incorporated and Subsidiaries (see Item 8):

               Independent Auditors' Report

               Consolidated Balance Sheets -- October 31, 1999 and 2000

               Consolidated Statements of Income -- Years ended October 31, 1998, 1999 and 2000

               Consolidated Statements of Stockholders' Equity and Comprehensive Income -- Years ended October 31, 1998, 1999 and 2000

               Consolidated Statements of Cash Flows -- Years ended October 31, 1998, 1999 and 2000

               Notes to Consolidated Financial Statements.

          2. Consolidated Financial Statement Schedule of ABM Industries Incorporated and Subsidiaries (see Item 8):

     Schedule II -- Consolidated Valuation Accounts -- Years ended October 31, 1998, 1999 and 2000

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

          3. Exhibits:

                   See Exhibit Index.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of fiscal year 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ABM INDUSTRIES INCORPORATED

BY:                         /s/ Henrik C. Slipsager
            -----------------------------------------------------------
                                Henrik C. Slipsager
                  President, Chief Executive Officer and Director
                                  January 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  /s/ Henrik C. Slipsager                                        /s/ Martinn H. Mandles
------------------------------------------------------------  ------------------------------------------------------------
                    Henrik C. Slipsager                                            Martinn H. Mandles
      President, Chief Executive Officer and Director                            Chairman of the Board,
               (Principal Executive Officer)                           Chief Administrative Officer and Director
                      January 29, 2001                                              January 29, 2001

                    /s/ David H. Hebble                                          /s/ Vernon E. Skelton
------------------------------------------------------------  ------------------------------------------------------------
                      David H. Hebble                                              Vernon E. Skelton
                 Senior Vice President and                                   Vice President, Controller and
                  Chief Financial Officer                                       Chief Accounting Officer
               (Principal Financial Officer)                                 (Principal Accounting Officer)
                      January 29, 2001                                              January 29, 2001

              /s/ Maryellen Cattani Herringer                                       /s/ Linda Chavez
------------------------------------------------------------  ------------------------------------------------------------
                Maryellen Cattani Herringer                                           Linda Chavez
                          Director                                                      Director
                      January 29, 2001                                              January 29, 2001

                     /s/ Luke S. Helms                                          /s/ Charles T. Horngren
------------------------------------------------------------  ------------------------------------------------------------
                       Luke S. Helms                                              Charles T. Horngren
                          Director                                                      Director
                      January 29, 2001                                              January 29, 2001

                 /s/ Henry L. Kotkins, Jr.                                       /s/ Theodore Rosenberg
------------------------------------------------------------  ------------------------------------------------------------
                   Henry L. Kotkins, Jr.                                           Theodore Rosenberg
                          Director                                                Vice Chairman of the
                      January 29, 2001                                      Executive Committee and Director
                                                                                    January 29, 2001

                   /s/ William W. Steele                                          /s/ William E. Walsh
------------------------------------------------------------  ------------------------------------------------------------
                     William W. Steele                                              William E. Walsh
                      Chairman of the                                                   Director
              Executive Committee and Director                                      January 29, 2001
                      January 29, 2001

     EXHIBIT INDEX

---------------------------------------------------------------
   Exhibit
    Number    Description
---------------------------------------------------------------
   3.1[a]     Restated Certificate of Incorporation of ABM
              Industries Incorporated, dated March 22, 2000
   3.2[u]     By-laws, as amended June 20, 2000
   4.1[k]     Credit Agreement, dated June 25, 1997, between
              Bank of America National Trust and Savings
              Association and the Company
   4.2[q]     First Amendment to Credit Agreement dated as of
              October 31, 1997
   4.3[t]     Second Amendment to Credit Agreement dated as of
              September 22, 1999
   4.5[c]     Business Loan Agreement dated February 13, 1996
  10.2[j]*    1985 Employee Stock Purchase Plan as amended
              effective December 19, 1995
  10.3[b]*    Supplemental Medical and Dental Plan
  10.4[j]*    1984 Executive Stock Option Plan as amended
              effective December 19, 1995 (now known as "Age-
              Vested" Career Stock Option Plan)
  10.9[f]*    Short Form Deed of Trust and Assignment of Rents
              (dated December 17, 1991) between the Company and
              John F. Egan, together with the related
              Promissory Note (dated January 1, 1992)
  10.13[j]*   1987 Stock Option Plan as amended effective
              December 19, 1995 (now known as "Time-Vested"
              Incentive Stock Option Plan)
  10.16[d]    Rights Agreement, dated as of March 17, 1998,
              between the Company and ChaseMellon Shareholder
              Services, L.L.C., as Rights Agent
  10.19[e]*   Service Award Plan
  10.20[f]*   Executive Employment Agreement with William W.
              Steele
  10.21[f]*   Amended and Restated Retirement Plan for Outside
              Directors
  10.22[f]*   Amendment No. 1 to Service Award Plan
  10.23[g]*   Form of Outside Director Retirement Agreement
              (dated June 16, 1992)
  10.24[g]*   Executive Employment Agreement with John F. Egan
  10.25[g]*   Executive Employment Agreement with Jess E.
              Benton, III
  10.27[h]    Guaranty of American Building Maintenance
              Industries, Inc.
  10.28[i]*   Deferred Compensation Plan
  10.29[i]*   Form of Existing Executive Employment Agreement
              Other Than Those Specifically Named
  10.30[l]*   Executive Employment Agreement with Martinn H.
              Mandles, as amended by Amendments One and Two
  10.31[l]*   Amendment of Corporate Executive Employment
              Agreement with William W. Steele
  10.32[l]*   First and Second Amendments of Corporate
              Executive Employment Agreement with John F. Egan
  10.34[l]*   First and Second Amendments of Corporate
              Executive Employment Agreement with Jess E.
              Benton, III
  10.35[l]*   Form of Amendments of Corporate Executive
              Employment Agreements with Other Than Those Named
  10.36[m]*   Form of Indemnification for Directors
  10.37[n]*   Second Amendment of Corporate Executive
              Employment Agreement with William W. Steele
  10.39[n]*   Third Amendment of Corporate Executive Employment
              Agreement with Martinn H. Mandles
  10.40[p]*   1996 ABM Industries Incorporated Long-Term Senior
              Executive Stock Option Plan (now known as
              "Price-Vested" Performance Stock Option Plan)
  10.40[o]*   Amendment of Corporate Executive Employment
              Agreement with Martinn H. Mandles
  10.41[o]*   Amendment of Corporate Executive Employment
              Agreement with Jess E. Benton III
  10.42[r]*   Executive Employment Agreement with Henrik
              Slipsager
  10.43[r]*   Second Amendment of Division Executive Employment
              Agreement with Henrik Slipsager
  10.44[r]*   Third Amendment of Division Executive Employment
              Agreement with Henrik Slipsager
  10.45[r]*   Amendment of Division Executive Employment
              Agreement with Henrik Slipsager
  10.46[s]*   Amendment numbers 1, 2 and 3 to the Employee
              Stock Purchase Plan
  10.47[t]*   Amendment No. 1 to the 1987 Incentive Stock
              Option Plan
  10.48[t]*   Amendment No. 2 to the ABM Industries
              Incorporated 1987 Incentive Stock Option Plan
              (December 19, 1994 Restatement)
  10.49[t]*   Amendment No. 3 to the "Time-Vested" Incentive
              Stock Option Plan
  10.50[t]*   Amendment No. 4 to the ABM Industries
              Incorporated "Time-Vested" Incentive Stock Option
              Plan (December 19, 1994 Restatement)
  10.51[t]*   Amendment No. 1 to the 1984 Executive Stock
              Option Plan
  10.52[t]*   Amendment No. 2 to the 1984 Executive Stock
              Option Plan (December 1994 Restatement)
  10.53[t]*   Amendment No. 3 to the ABM Industries
              Incorporated "Age-Vested" Career Stock Option
              Plan (December 19, 1995 Restatement)
  10.54[t]*   Amendment No. 1 to the Long-Term Senior Executive
              Incentive Stock Option Plan Adopted December 1996
  10.55[t]*   Amendment No. 2 to the "Price-Vested" Performance
              Stock Option Plan
  10.56[t]*   Amendment No. 3 to the ABM Industries
              Incorporated "Price-Vested" Performance Stock
              Option Plan
  10.57[t]*   Fourth Amendment of Division Executive Employment
              Agreement with Henrik Slipsager
  21.1        Subsidiaries of the Registrant
  23.1        Consent of Independent Certified Public
              Accountants
  27.1        Financial Data Schedule

------------------------------
[a] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended April 30, 2000.

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

[s] Incorporated by reference to exhibits 99.1, 99.2 and 99.3 to Form S-8
    Registration Statement (File No. 333-78425) filed by the registrant.

[t] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1999.

[u] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2000.

 *  Management contract, compensatory plan or arrangement.