Form 10-Q
period 2001-01-31
ABM INDUSTRIES INC /DE/
filed 2001-03-16
CIK 771497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10 Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to _________.

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

Number of shares of Common Stock outstanding as of March 9, 2001: 23,756,209.

                           ABM INDUSTRIES INCORPORATED
                                    FORM 10-Q
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2001

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION                                                                             PAGE
------                                                                                                    ----
Item 1  Condensed Consolidated Financial Statements.........................................................2
          Notes to the Condensed Consolidated
            Financial Statements............................................................................7
Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................................................9
Item 3  Qualitative and Quantitative Disclosures
          About Market Risk................................................................................15

PART II  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K...................................................................15

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

--------------------------------------------------------------------------------
                                                 OCTOBER 31,      JANUARY 31,
                                                    2000             2001
--------------------------------------------------------------------------------
ASSETS:

CURRENT ASSETS:
   Cash and cash equivalents                      $   2,000       $   1,988
   Accounts receivable, net                         360,180         355,824
   Inventories                                       25,513          26,562
   Deferred income taxes                             17,531          18,106
   Prepaid expenses and other current assets         31,595          32,259
--------------------------------------------------------------------------------
        Total current assets                        436,819         434,739
--------------------------------------------------------------------------------

INVESTMENTS AND LONG-TERM RECEIVABLES                13,920          14,449

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land and buildings                                 5,212           5,222
   Transportation equipment                          13,127          13,379
   Machinery and other equipment                     73,056          75,493
   Leasehold improvements                            15,092          15,554
--------------------------------------------------------------------------------
                                                    106,487         109,648
   Less accumulated depreciation and
   amortization                                     (65,753)        (69,121)
--------------------------------------------------------------------------------
Property, plant and equipment, net                   40,734          40,527
--------------------------------------------------------------------------------

INTANGIBLE ASSETS -- NET                            110,097         109,634
DEFERRED INCOME TAXES                                32,537          31,647
OTHER ASSETS                                          7,878           7,241
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        Total assets                              $ 641,985       $ 638,237
================================================================================

                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

--------------------------------------------------------------------------------
                                                OCTOBER 31,      JANUARY 31,
                                                   2000             2001
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Current portion of long-term debt             $     865       $     842
   Bank overdraft                                   15,952           2,894
   Trade accounts payable                           45,312          41,934
   Income taxes payable                              8,083          11,633
   Accrued Liabilities:
      Compensation                                  54,901          49,704
      Taxes -- other than income                    18,195          20,320
      Insurance claims                              43,361          42,598
      Other                                         25,951          29,129
--------------------------------------------------------------------------------
         Total current liabilities                 212,620         199,054
Long-Term Debt (less current portion)               36,811          35,811
Retirement plans                                    22,386          22,688
Insurance claims                                    47,459          46,633
--------------------------------------------------------------------------------
         Total liabilities                         319,276         304,186
--------------------------------------------------------------------------------

SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
    PREFERRED STOCK                                  6,400           6,400

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000              --              --
   shares authorized;  none issued
 Common stock, $.01 par value, 100,000,000
   shares authorized; 22,999,000 and
   23,379,000 shares issued and outstanding
   at October 31, 2000 and January 31,
   2001, respectively                                  230             234
 Additional capital                                102,902         109,806
 Accumulated other comprehensive income               (653)           (653)
 Retained earnings                                 213,830         218,264
--------------------------------------------------------------------------------
         Total stockholders' equity                316,309         327,651
--------------------------------------------------------------------------------
                                                 $ 641,985       $ 638,237
================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 2001
                     (In thousands except per share amounts)


--------------------------------------------------------------------------------
                                                    2000          2001
--------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                         $428,581      $470,419
--------------------------------------------------------------------------------
EXPENSES:
   Operating expenses and cost of goods sold       375,698       413,081
   Selling, general and administrative              39,485        42,647
   Interest                                            641           913
--------------------------------------------------------------------------------
      Total expenses                               415,824       456,641
--------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                          12,757        13,778

INCOME TAXES                                         5,230         5,374

--------------------------------------------------------------------------------
NET INCOME                                        $  7,527      $  8,404
================================================================================
NET INCOME PER COMMON SHARE
   Basic                                          $   0.33      $   0.36
   Diluted                                        $   0.32      $   0.34

AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic                                            22,261        23,142
   Diluted                                          23,209        24,458

DIVIDENDS PER COMMON SHARE                        $  0.155      $  0.165


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 2001
                                 (In thousands)

-------------------------------------------------------------------------------------
                                                             2000            2001
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                           $ 428,887       $ 473,491
   Other operating cash receipts                                604             747
   Interest received                                            148             135
   Cash paid to suppliers and employees                    (413,109)       (454,619)
   Interest paid                                               (666)           (870)
   Income taxes paid                                           (268)         (1,508)
-------------------------------------------------------------------------------------
   Net cash provided by operating activities                 15,596          17,376
-------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                (3,546)         (3,478)
   Proceeds from sale of assets                                 249             253
   Increase in investments and long-term receivable            (778)           (529)
   Intangible assets acquired                                (3,446)           (824)
-------------------------------------------------------------------------------------
   Net cash used in investing activities                     (7,521)         (4,578)
-------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued, including tax benefit                 3,872           5,242
   Common stock repurchased                                  (8,390)              0
   Dividends paid                                            (3,586)         (3,971)
   Decrease in cash overdraft                                  (644)        (13,058)
   Long-term borrowings                                      35,000          27,000
   Repayments of long-term borrowings                       (34,268)        (28,023)
-------------------------------------------------------------------------------------
   Net cash used in financing activities                     (8,016)        (12,810)
-------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             59             (12)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                 2,139           2,000
=====================================================================================
CASH AND CASH EQUIVALENTS END OF PERIOD                   $   2,198       $   1,988
=====================================================================================


                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 2001
                                 (In thousands)



------------------------------------------------------------------------------
                                                       2000            2001
------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

Net Income                                           $  7,527       $  8,404

Adjustments:
   Depreciation                                         2,837          3,475
   Amortization                                         2,701          2,953
   Provision for bad debts                                682            866
   Gain on sale of assets                                 (90)           (43)
   (Increase) decrease in deferred income taxes        (1,892)           316
   Decrease in accounts receivable                      1,148          3,490
   Increase in inventories                             (1,928)        (1,049)
   Increase in prepaid expenses and
      other current assets                             (3,568)          (664)
   Decrease in other assets                               887            637
   Increase in income taxes payable                     6,854          3,550
   Increase in retirement plans accrual                 1,080            302
   Increase (decrease) in insurance claims
      liability                                           531         (1,589)
   Decrease in trade accounts payable and other
      accrued liabilities                              (1,173)        (3,272)
------------------------------------------------------------------------------
Total adjustments to net income                         8,069          8,972
------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 15,596       $ 17,376
==============================================================================

SUPPLEMENTAL DATA:
Non-cash investing activities:
   Common stock issued for net assets of
   business acquired                                 $  1,581       $  1,666
==============================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     GENERAL

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments which are necessary to present fairly ABM Industries Incorporated (the Company) financial position as of January 31, 2001, and the results of operations and cash flows for the three months then ended. These adjustments are of a normal, recurring nature.

       These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filed for the fiscal year ended October 31, 2000, with the Securities and Exchange Commission.

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

                                           THREE MONTHS ENDED JANUARY 31,
                                          -------------------------------
                                              2000                2001
                                          ------------       ------------
Net Income                                $  7,527,000       $  8,404,000
Preferred Stock Dividends                     (128,000)          (128,000)
                                          ------------       ------------
                                          $  7,399,000       $  8,276,000
                                          ============       ============

Common shares outstanding -- basic          22,261,000         23,142,000

Effect of dilutive securities:
     Stock options                             825,000          1,256,000
     Other                                     123,000             60,000
                                          ------------       ------------

Common shares outstanding -- diluted        23,209,000         24,458,000
                                          ============       ============

       For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the three months ended January 31, 2001, options to purchase approximately 887,000 shares of common stock at an average price of $32.61 were excluded from the computation. For the three months ended January 31, 2000, options to purchase approximately 1,237,000 shares of common stock at an average price of $30.97 were excluded from the computation.


3.     COMPREHENSIVE INCOME

       Other comprehensive income at October 31, 2000 and January 31, 2001 consists of foreign currency translation adjustments. Comprehensive income for the three-month period ended January 31, 2001 approximated net income.


4.     SEGMENT INFORMATION

       The Company's operations are grouped into nine industry segments or divisions as defined under Statement of Financial Accounting Standards (SFAS) No. 131. The results of operations from the Company's five operating divisions that are reportable under SFAS No. 131 for the three months ended January 31, 2001, as compared to the three months ended January 31, 2000, are more fully described below. Included in all other divisions are ABM Service Network, American Commercial Security Services, CommAir Mechanical Services, and Easterday Janitorial Supply Company.

                                THREE MONTHS ENDED JANUARY 31,
                                ------------------------------
                                    2000             2001
                                  ---------       ---------
                                        (in thousands)
Revenues:
    ABM Janitorial Services       $ 250,970       $ 276,951
    Ampco System Parking             39,876          42,862
    ABM Engineering Services         39,133          42,774
    Amtech Lighting Services         26,841          31,527
    Amtech Elevator Services         25,492          28,389
    All Other Divisions              46,181          47,802
    Corporate                            88             114
                                  ---------       ---------
Total Revenues                    $ 428,581       $ 470,419
                                  =========       =========


Operating Profit:
    ABM Janitorial Services       $  10,628       $  11,828
    Ampco System Parking              1,700           1,346
    ABM Engineering Services          1,887           2,288
    Amtech Lighting Services          1,623           2,069
    Amtech Elevator Services          1,136           1,265
    All Other Divisions                 862           1,377
    Corporate                        (4,438)         (5,482)
                                  ---------       ---------
Total Operating Profit            $  13,398       $  14,691
                                  =========       =========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

       Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks that provides a $150 million line of credit expiring July 1, 2002. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%. As of January 31, 2001, the total amount outstanding was approximately $105 million, which was comprised of loans in the amount of $34 million and standby letters of credit of $71 million. This agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowing and prohibits declaring or paying cash dividends exceeding 50% of the Company's net income for any fiscal year. In addition, the Company has a loan agreement with a major U.S. bank with a balance of $2.6 million at January 31, 2001. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003. The Company's effective interest rate for all long-term debt borrowings for the three months ended January 31, 2001 was 7.6%.

       At January 31, 2001, working capital was $235.7 million, as compared to $224.2 million at October 31, 2000.

       During the three months ended January 31, 2001, net cash provided by operating activities amounted to $17.4 million, compared to $15.6 million in the same period of 2000.

       Net cash used in investing activities of $4.6 million in the three months ended January 31, 2001, was less than the $7.5 million used in the same period of the prior year reflecting reduced acquisition payments in the first quarter of 2001, whereas net cash used in financing activities of $12.8 million in the first quarter of 2001 was greater than the $8.0 million used in the first quarter of the prior year.


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

       The Company is currently involved in three proceedings relating to environmental matters: one involving alleged potential soil and groundwater contamination at a Company facility in Florida; one involving alleged potential soil contamination at a former Company facility in Arizona; and one involving alleged potential soil and groundwater contamination at a former dry-cleaning facility leased by the Company in Nevada. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company's financial position, cash flows, or its results of operations.


ACQUISITIONS

       The operating results of businesses acquired have been included in the accompanying condensed consolidated financial statements from their respective dates of acquisition.

       Effective February 1, 2001, the Company acquired the operations and selected assets of Arcade Cleaning L.P., a janitorial services company, with customers located in the Northeast and Midwest regions. The terms included a cash downpayment made at closing plus annual contingent payments based on operating profits to be made over five years. This acquisition was accounted for under the purchase method of accounting.


RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and first quarter which end on October 31 and January 31, respectively.


THREE MONTHS ENDED JANUARY 31, 2001 VS. THREE MONTHS ENDED JANUARY 31, 2000

       The Company reported record first quarter revenues and earnings for the three months ended January 31, 2001. Revenues and other income (hereafter called revenues) for the first quarter of 2001 were $470 million compared to $429 million for the first quarter of 2000. The increase in revenues was due to new business and price increases particularly in the Janitorial Division, which contributed nearly $26 million or 62% of the total increase. For the quarter ended January 31, 2001, revenues from acquisitions made during the prior fiscal year were approximately $6 million, or approximately 15% of the total revenue increase of $42 million.

       As a percentage of revenues, operating expenses and cost of goods sold were 87.8% for the first quarter of 2001, compared to 87.7% for the first quarter of 2000. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) of 12.2% in the first quarter of 2001 was slightly lower than the gross profit of 12.3% for the first quarter of 2000. The decrease in the gross profit margin was due primarily to increased labor related and insurance expense and decreased profits at Ampco System Parking.

       Selling, general and administrative expenses for the first quarter of 2001 were $42.6 million compared to $39.5 million for the corresponding three months of 2000. The absolute increase in selling, general and administrative expenses of $3.1 million for the three months ended January 31, 2001, compared to the same period in 2000, is primarily due to salaries and expenses associated with acquisitions including amortization of goodwill, and costs associated with the implementation of a new accounting system. These cost increases were offset by decreased profit sharing expense in the first quarter of 2001. As a percentage of revenues, selling, general and administrative expenses decreased slightly to 9.1% for the three months ended January 31, 2001, from 9.2% for the same period in 2000.

       Interest expense was $913,000 for the first quarter of 2001 compared to $641,000 for the same period in 2000, an increase of $272,000. This increase was primarily due to higher weighted average borrowings during the first quarter of 2001.

       The pre-tax income for the first quarter of 2001 was $13.8 million compared to $12.8 million in the same quarter of 2000, an increase of 8%.

       The estimated effective income tax rate for the first quarter of 2001 was 39% compared to 41% for the first quarter of 2000. The lower tax rate was mostly due to a significant increase in estimated federal tax credits and slightly lower effective state income tax rates.

       Net income for the first quarter of 2001 was $8.4 million, an increase of 12% from the net income of $7.5 million for the first quarter of 2000. Diluted net income per common share rose 6% to 34 cents for the first quarter of 2001 compared to 32 cents for the same period in 2000. The net income per share calculation for the first quarter of 2001 includes an increase in actual and equivalent shares outstanding.

SEGMENT INFORMATION

       Revenues for ABM Janitorial Services (also known as American Building Maintenance) increased by 10.4% during the first quarter of 2001 as compared to the same quarter of 2000 as a result of increased business nationwide and, to a lesser extent, the acquisition of Allied Maintenance Services, Inc. in Hawaii on March 1, 2000. This Division's operating profits increased 11.3% during the first quarter of 2001 when compared to the same period last year. The increase in operating profits is higher than the increase in revenues primarily because of slightly lower selling, general and administrative costs as a percentage of sales.

       Ampco System Parking (also known as Ampco System Airport Parking and Ampco Express Airport Parking) revenues increased by 7.5% while its operating profits decreased 20.8% during the first quarter of 2001 compared to the first quarter of 2000. The increase in revenues was primarily due to newly acquired parking contracts in California and Seattle, Washington, along with revenue growth of its off-airport parking operations. The decrease in operating profits resulted from substantially higher insurance charges in the State of California and increased costs in the airport operations, as well as start-up costs associated with several new contracts.

       ABM Engineering Services' revenues increased by 9.3% while its operating profits increased 21.3% for the first quarter of 2001 compared to the same period in 2000. The higher revenues reflect new business in Northern and Southern California offset by decreases in the Midwest. The increase in operating profits is due to improved margins on its new and existing business.

       Amtech Lighting Services (also known as Sica Lighting & Electrical Services in the Northeast) reported a 17.5% revenue increase and a 27.5% operating profits increase during the first quarter of 2001 compared to the same quarter of the prior year. The increase in revenues was primarily due to increased business in its Northeast, Southwest and Texas regions. The acquisition in Alabama on January 1, 2000, contributed to the Southeast growth. Profit margins on revenues increased between quarters due to a reduction in labor and material costs as a percentage of sales.

       Revenues and operating profits for Amtech Elevator Services increased by 11.4% in the first quarter of 2001 compared to the same period in 2000 primarily due to new work secured in Atlanta, Chicago, Denver and Detroit.

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



PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       Exhibit 10.58           -   Corporate Executive Employment Agreement with
                                   Henrik C. Slipsager

       Exhibit 10.59           -   Employee Stock Purchase Plan (as amended
                                   through May 1, 2000)

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended January 31, 2001.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ABM Industries Incorporated


March 16, 2001                                /s/ David H. Hebble
--------------                          -------------------------------
                                           Senior Vice President and
                                            Chief Financial Officer,
                                          Principal Financial Officer

                                  EXHIBIT INDEX


NUMBER                              DESCRIPTION
------                              -----------
Exhibit 10.58                       Corporate Executive Employment Agreement with Henrik C. Slipsager

Exhibit 10.59                       Employee Stock Purchase Plan (as amended through May 1, 2000)