Form 10-Q
period 2001-04-30
ABM INDUSTRIES INC /DE/
filed 2001-06-14
CIK 771497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10 Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of June 7, 2001: 23,907,845.

                           ABM INDUSTRIES INCORPORATED
                                    FORM 10-Q
            FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2001

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I  FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements..................................     2
             Notes to the Condensed Consolidated Financial Statements...................     7
Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................................    10
Item 3     Qualitative and Quantitative Disclosures About Market Risk...................    20

PART II  OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Stockholders..............................    20
Item 6     Exhibits and Reports on Form 8-K.............................................    21

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                         OCTOBER 31,            APRIL 30,
                                                            2000                  2001
                                                         -----------            ---------
ASSETS:

CURRENT ASSETS:
     Cash and cash equivalents                            $   2,000             $   1,911
     Accounts receivable, net                               360,180               371,932
     Inventories                                             25,513                24,312
     Deferred income taxes                                   17,531                18,923
     Prepaid expenses and other current assets               31,595                33,050
                                                          ---------             ---------
          Total current assets                              436,819               450,128
                                                          ---------             ---------

INVESTMENTS AND LONG-TERM RECEIVABLES                        13,920                14,433

PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Land and buildings                                       5,212                 4,990
     Transportation equipment                                13,127                14,703
     Machinery and other equipment                           73,056                75,034
     Leasehold improvements                                  15,092                14,288
                                                          ---------             ---------
                                                            106,487               109,015
     Less accumulated depreciation and
     amortization                                           (65,753)              (67,740)
                                                          ---------             ---------
          Property, plant and equipment, net                 40,734                41,275
                                                          ---------             ---------

INTANGIBLE ASSETS -- NET                                    110,097               114,304
DEFERRED INCOME TAXES                                        32,537                32,786
OTHER ASSETS                                                  7,878                 8,091
                                                          ---------             ---------

          Total assets                                    $ 641,985             $ 661,017
                                                          =========             =========

                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                           OCTOBER 31,            APRIL 30,
                                                              2000                  2001
                                                           ----------             ---------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
     Current portion of long-term debt                      $     865             $     877
     Bank overdraft                                            15,952                 3,095
     Trade accounts payable                                    45,312                45,569
     Income taxes payable                                       8,083                 4,706
     Accrued liabilities:
          Compensation                                         54,901                53,044
          Taxes -- other than income                           18,195                19,550
          Insurance claims                                     43,361                43,909
          Other                                                25,951                29,121
                                                            ---------             ---------
              Total current liabilities                       212,620               199,871

Long-term debt (less current portion)                          36,811                40,943
Retirement plans                                               22,386                23,527
Insurance claims                                               47,459                47,175
                                                            ---------             ---------
              Total liabilities                               319,276               311,516
                                                            ---------             ---------

SERIES B 8% SENIOR REDEEMABLE CUMULATIVE
     PREFERRED STOCK                                            6,400                 6,400

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value,                             --                    --
          500,000 shares authorized; none issued
     Common stock, $.01 par value, 100,000,000
          shares authorized; 22,999,000 and
          23,862,000 shares issued and
          outstanding at October 31, 2000 and
          April 30, 2001, respectively                            230                   239
     Additional capital                                       102,902               117,291
     Accumulated other comprehensive income                      (653)                 (687)
     Retained earnings                                        213,830               226,258
                                                            ---------             ---------
              Total stockholders' equity                      316,309               343,101
                                                            ---------             ---------

                                                            $ 641,985             $ 661,017
                                                            =========             =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)

                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                          APRIL 30,                              APRIL 30,
                                                ----------------------------            ----------------------------
                                                  2000                2001                2000                2001
                                                --------            --------            --------            --------
REVENUES AND OTHER INCOME                       $439,988            $490,494            $868,569            $960,913

EXPENSES:
  Operating expenses and
      cost of goods sold                         383,304             426,058             759,002             839,139
  Selling, general and
      administrative                              39,568              43,880              79,053              86,527
  Interest                                           862                 796               1,503               1,709
                                                --------            --------            --------            --------
      Total expenses                             423,734             470,734             839,558             927,375
                                                --------            --------            --------            --------

INCOME BEFORE INCOME TAXES                        16,254              19,760              29,011              33,538

INCOME TAXES                                       6,374               7,706              11,604              13,080

                                                --------            --------            --------            --------
NET INCOME                                      $  9,880            $ 12,054            $ 17,407            $ 20,458
                                                ========            ========            ========            ========

NET INCOME PER COMMON SHARE
  Basic                                         $   0.43            $   0.50            $   0.77            $   0.86
  Diluted                                       $   0.41            $   0.48            $   0.73            $   0.82

AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic                                           22,442              23,736              22,352              23,439
  Diluted                                         23,660              24,913              23,434              24,685

DIVIDENDS PER COMMON SHARE                      $  0.155            $  0.165            $   0.31            $   0.33


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 2001
                                 (In thousands)


                                                                      2000                  2001
                                                                    ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                    $ 846,637             $ 952,218
    Other operating cash receipts                                       1,178                 2,595
    Interest received                                                     251                   276
    Cash paid to suppliers and employees                             (834,290)             (910,134)
    Interest paid                                                      (1,581)               (1,820)
    Income taxes paid                                                 (15,188)              (18,098)
                                                                    ---------             ---------
    Net cash (used in) provided by operating activities                (2,993)               25,037
                                                                    ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                         (7,558)               (8,714)
    Proceeds from sale of assets                                          563                 1,418
    Increase in investments and long-term receivable                   (1,278)                 (513)
    Purchase of businesses                                             (7,889)              (13,306)
                                                                    ---------             ---------
    Net cash used in investing activities                             (16,162)              (21,115)
                                                                    ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued, including tax benefit                         7,199                12,732
     Common stock repurchased                                          (8,390)                    0
     Dividends paid                                                    (7,208)               (8,030)
     Increase (decrease) in cash overdraft                             13,577               (12,857)
     Long-term borrowings                                              82,000                47,000
     Repayments of long-term borrowings                               (68,081)              (42,856)
                                                                    ---------             ---------
     Net cash provided by (used in) financing activities               19,097                (4,011)
                                                                    ---------             ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (58)                  (89)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                           2,139                 2,000
                                                                    ---------             ---------
CASH AND CASH EQUIVALENTS END OF PERIOD                             $   2,081             $   1,911
                                                                    =========             =========


                                                                     (Continued)

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 2001
                                 (In thousands)

                                                                  2000                 2001
                                                                --------             --------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

Net Income                                                      $ 17,407             $ 20,458

Adjustments:
   Depreciation                                                    5,699                6,874
   Amortization                                                    5,475                6,074
   Provision for bad debts                                         1,401                2,434
   Gain on sale of assets                                           (179)                 (47)
   Gain on sale of business                                            0                 (718)
   Increase in deferred income taxes                              (1,984)              (1,641)
   Increase in accounts receivable                               (20,484)              (5,170)
   Increase in inventories                                        (1,518)              (1,561)
   Increase in prepaid expenses and
      other current assets                                        (3,135)              (1,788)
   Decrease (increase) in other assets                             1,440                 (424)
   Decrease in income taxes payable                               (1,600)              (3,377)
   Increase in retirement plans accrual                            1,864                1,141
   Increase (decrease) in insurance claims liability                 767               (1,736)
   (Decrease) increase in trade accounts
      payable and other accrued liabilities                       (8,146)               4,518
                                                                --------             --------
Total adjustments to net income                                  (20,400)               4,579
                                                                --------             --------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             $ (2,993)            $ 25,037
                                                                ========             ========

SUPPLEMENTAL DATA:
Non-cash investing activities:
   Common stock issued for net assets of
   business acquired                                            $  1,581             $  1,666
                                                                ========             ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      GENERAL

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments which are necessary to present fairly ABM Industries Incorporated (the Company) financial position as of April 30, 2001, and the results of operations and cash flows for the six months then ended. These adjustments are of a normal, recurring nature.

        These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 2000, as filed with the Securities and Exchange Commission.


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

                                                     THREE MONTHS ENDED APRIL 30,
                                                -------------------------------------
                                                    2000                     2001
                                                ------------             ------------
Net Income                                      $  9,880,000             $ 12,054,000
Preferred Stock Dividends                           (128,000)                (128,000)
                                                ------------             ------------
                                                $  9,752,000             $ 11,926,000
                                                ============             ============

Common shares outstanding -- basic                22,442,000               23,736,000

Effect of dilutive securities:
    Stock options                                  1,095,000                1,117,000
    Other                                            123,000                   60,000
                                                ------------             ------------

Common shares outstanding -- diluted              23,660,000               24,913,000
                                                ============             ============

                                                      SIX MONTHS ENDED APRIL 30,
                                                -------------------------------------
                                                    2000                     2001
                                                ------------             ------------
Net Income                                      $ 17,407,000             $ 20,458,000
Preferred Stock Dividends                           (256,000)                (256,000)
                                                ------------             ------------
                                                $ 17,151,000             $ 20,202,000
                                                ============             ============
Common shares outstanding -- basic                22,352,000               23,439,000

Effect of dilutive securities:
    Stock options                                    959,000                1,186,000
    Other                                            123,000                   60,000
                                                ------------             ------------

Common shares outstanding -- diluted              23,434,000               24,685,000
                                                ============             ============


        For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the six months ended April 30, 2001, options to purchase approximately 395,000 shares of common stock at an average price of $34.92 were excluded from the computation. For the six months ended April 30, 2000, options to purchase approximately 1,197,000 shares of common stock at an average price of $31.22 were excluded from the computation.


3.      COMPREHENSIVE INCOME

        Other comprehensive income at October 31, 2000 and April 30, 2001 consists of foreign currency translation adjustments. Comprehensive income for the three and six month periods ended April 30, 2001 approximated net income.


4.      ACQUISITIONS AND DIVESTITURES

        The Company acquired the operations and selected assets of three businesses during the six months ended April 30, 2001. These business combinations were accounted for under the purchase method of accounting. The aggregate consideration paid for these acquisitions was $10,441,000 including $6,044,000 allocated to goodwill. The aggregate purchase price does not include payments of contingent consideration based upon the future results of operations of the businesses acquired. As these acquisitions were not significant, pro forma information is not included in these financial statements. Operations of the acquired businesses have been included in the financial statements from the respective dates of acquisition.

        On April 30, 2001, the Company sold its Easterday Janitorial Supply Division to AmSan West, Inc. for an estimated sales price of $12.5 million, of which cash of $12 million was received on May 1, 2001. Included in operating profits for the three and six months ended April 30, 2001, is an estimated pre-tax gain of $718,000.

5.      SEGMENT INFORMATION

        The Company's operations have been grouped into nine industry segments or divisions as defined under Statement of Financial Accounting Standards (SFAS) No. 131. The results of operations from the Company's five operating divisions that are reportable under SFAS No. 131 for the three months and six months ended April 30, 2001, as compared to the three months and six months ended April 30, 2000, are more fully described below. Included in Other Divisions are ABM Service Network, American Commercial Security Services, CommAir Mechanical Services, and Easterday Janitorial Supply Company, which was sold on April 30, 2001.

                                               THREE MONTHS ENDED APRIL 30,
                                             -------------------------------
                                               2000                  2001
                                             ---------             ---------
                                                      (in thousands)
REVENUES:
         ABM Janitorial Services             $ 256,295             $ 293,481
         Ampco System Parking                   42,198                41,699
         ABM Engineering Services               37,725                41,637
         Amtech Lighting Services               29,462                31,627
         Amtech Elevator Services               27,950                31,400
         Other Divisions                        46,290                50,566
         Corporate                                  68                    84
                                             ---------             ---------
Total Revenues                               $ 439,988             $ 490,494
                                             =========             =========


OPERATING PROFIT:
         ABM Janitorial Services             $  13,436             $  16,332
         Ampco System Parking                    2,204                 1,523
         ABM Engineering Services                1,788                 2,019
         Amtech Lighting Services                2,181                 1,883
         Amtech Elevator Services                1,650                 1,605
         Other Divisions                         1,393                 2,317
         Corporate                              (5,536)               (5,123)
                                             ---------             ---------
Total Operating Profit                       $  17,116             $  20,556
                                             =========             =========

                                                SIX MONTHS ENDED APRIL 30,
                                             -------------------------------
                                                2000                 2001
                                             ---------             ---------
                                                      (in thousands)
REVENUES:
         ABM Janitorial Services             $ 507,265             $ 570,432
         Ampco System Parking                   82,074                84,561
         ABM Engineering Services               76,858                84,411
         Amtech Lighting Services               56,303                63,154
         Amtech Elevator Services               53,442                59,789
         Other Divisions                        92,471                98,368
         Corporate                                 156                   198
                                             ---------             ---------
Total Revenues                               $ 868,569             $ 960,913
                                             =========             =========


OPERATING PROFIT:
         ABM Janitorial Services             $  24,064             $  28,160
         Ampco System Parking                    3,904                 2,869
         ABM Engineering Services                3,675                 4,307
         Amtech Lighting Services                3,804                 3,952
         Amtech Elevator Services                2,786                 2,870
         Other Divisions                         2,254                 3,694
         Corporate                              (9,973)              (10,605)
                                             ---------             ---------
Total Operating Profit                       $  30,514             $  35,247
                                             =========             =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks that provides a $150 million line of credit expiring July 1, 2002. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%. As of April 30, 2001, the total amount outstanding was approximately $121 million, which was comprised of loans in the amount of $40 million and standby letters of credit of $81 million. This agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowing and prohibits declaring or paying cash dividends exceeding 50% of the Company's net income for any fiscal year. In addition, the Company has a loan agreement with a major U.S. bank with a balance of $1.8 million at April 30, 2001. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003. The Company's effective interest rate for all long-term debt borrowings for the six months ended April 30, 2001 was 7.36%.

        At April 30, 2001, working capital was $250.3 million, as compared to $224.2 million at October 31, 2000.

        During the six months ended April 30, 2001, net cash provided by operating activities amounted to $25.0 million, compared to net cash used in operating activities of $3.0 million in the same period of 2000. The difference primarily resulted from an increase in trade accounts payable and other accrued liabilities in 2001, compared to a decrease in 2000, mostly due to the timing of certain payments. Also, the increase in accounts receivable was lower in 2001 compared to 2000 due to increased collection efforts by the Company.

        Net cash used in investing activities was $21.1 million in the six months ended April 30, 2001, compared to $16.2 million used in the same period of the prior year.

        Net cash used in financing activities was $4.0 million in the first half of 2001, compared to net cash provided by financial activities of $19.1 million in the first half of the prior year. The change was primarily due to lower net borrowings in 2001 compared to 2000.

        The energy crisis in the State of California has not had a material impact on the Company.


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

        The Company is currently involved in three proceedings relating to environmental matters: one involving alleged potential soil and groundwater contamination at a Company facility in Florida; one involving alleged potential soil contamination at a former Company facility in Arizona; and one involving alleged potential soil and groundwater contamination at a former dry-cleaning facility leased by the Company in Nevada. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company's financial position, cash flows, or its results of operations. As any liability related to these claims is neither probable nor estimable, no accruals have been made related to these matters.


ACQUISITIONS AND DIVESTITURES

        The operating results of businesses acquired during the six months ended April 30, 2001, have been included in the accompanying condensed consolidated financial statements from their respective dates of acquisition.

        Effective February 1, 2001, the Company acquired the operations and selected assets of Arcade Cleaning L.P., a janitorial services company, with customers located in the Northeast and Midwest regions. The terms included a cash payment made at closing plus annual contingent payments based on operating profits to be made over five years. This acquisition was accounted for under the purchase method of accounting.

        Effective March 26, 2001, the Company acquired all maintenance operations and selected assets of SLI Lighting Solutions, a lighting services company, with customers in the Mid-Atlantic and Southeastern regions. The terms included a cash payment made at closing plus semi-annual contingent payments based on gross profits to be made over three years. This acquisition was accounted for under the purchase method of accounting.

        Effective April 1, 2001, the Company acquired the operations and selected assets of CarpetMaster Cleaning, a provider of janitorial and related services in Albany and the surrounding capital district of New York. The terms included a cash payment, of which 51% was made at closing and 49% paid in May 2001, plus annual contingent payments based on operating profits to be made over five years. This acquisition was accounted for under the purchase method of accounting.

        The aggregate consideration paid for these acquisitions was $10,441,000 including $6,044,000 allocated to goodwill.

        Effective April 30, 2001, the Company sold its Easterday Janitorial Supply Division to AmSan West, Inc. In fiscal 2000, this Division had annual revenues of approximately $44 million, of which approximately 27% were intercompany sales, and assets of approximately $11 million. For the six months ended April 30, 2001, this Division contributed $15 million in revenues after intercompany sales elimination. The sale of Easterday will allow the Company to focus on its building maintenance and other operational services. The sale does not have a material effect on the Company's consolidated net assets, financial position or results of operations. The estimated sales price for Easterday was $12.5, of which cash of $12 million was received on May 1, 2001. Included in operating profits for the three and six months ended April 30, 2001, is an estimated pre-tax gain of $718,000.


ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENT

        In fiscal 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") (as amended by SFAS Nos. 137 and 138). SFAS No. 133 is required to be adopted for all fiscal quarters and fiscal years beginning after June 15, 2000, and relates to accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company adopted SFAS No. 133 on November 1, 2000; however, the Company is not a party to any contracts that would meet the definition of a derivative under SFAS No. 133. Upon adoption of this standard there was no effect on the Company's financial statements.


RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company's fiscal year and second quarter which end on October 31 and April 30, respectively.


THREE MONTHS ENDED APRIL 30, 2001 VS. THREE MONTHS ENDED APRIL 30, 2000

        Revenues and other income (hereafter called revenues) for the second quarter of 2001 were $490.5 million compared to $440.0 million for the second quarter of 2000, an increase of 11%. The increase in revenues was due to new business and price increases, particularly in the Janitorial Division which contributed $37.2 million or 74% of the $50.5 million increase. For the quarter ended April 30, 2001, revenues from acquisitions made during the prior fiscal year were approximately $6.2 million, or about 12% of the total revenue increase of $50.5 million.

        As a percentage of revenues, operating expenses and cost of goods sold were 86.9% for the second quarter of 2001, compared to 87.1% for the second quarter of 2000. Consequently, as a percentage of revenues, the Company's gross profit (revenue minus operating expenses and cost of goods sold) of 13.1% in the second quarter of 2001 was slightly higher than the gross profit of 12.9% for the second quarter of 2000. The increase in the gross profit margin was due primarily to proportionately lower labor costs in the second quarter of 2001, because the 2001 quarter had one less workday than the 2000 quarter for which the Company had to pay its hourly workers.

        Selling, general and administrative expenses for the second quarter of 2001 were $43.9 million compared to $39.6 million for the corresponding three months of 2000. The absolute increase in selling, general and administrative expenses of $4.3 million for the three months ended April 30, 2001, compared to the same period in 2000, is primarily due to routine wage increases and integration expenses associated with acquisitions including amortization of goodwill. These cost increases were partially offset by a $550,000 decrease in profit sharing expense in the second quarter of 2001. As a percentage of revenues, selling, general and administrative expenses decreased slightly to 8.9% for the three months ended April 30, 2001, from 9.0% for the same period in 2000, primarily due to costs that do not increase at the same rate as sales.

        Interest expense was $796,000 for the second quarter of 2001 compared to $862,000 for the same period in 2000, a decrease of $66,000. This decrease was primarily due to lower weighted average borrowings and interest rates during the second quarter of 2001, compared to the same period in 2000.

        The pre-tax income for the second quarter of 2001 was $19.8 million compared to $16.3 million in the same quarter of 2000, an increase of 22%.

        The estimated effective federal and state income tax rate was 39.0% for the second quarter of 2001, compared to 39.2% for the second quarter of 2000. The lower tax rate was mostly due to an increase in estimated federal tax credits.

        Net income for the second quarter of 2001 was $12.1 million, an increase of 22% from the net income of $9.9 million for the second quarter of 2000. Diluted net income per common share rose 17% to 48 cents for the second quarter of 2001 compared to 41 cents for the same period in 2000. The net income per share calculation for the second quarter of 2001 includes an increase in actual and equivalent shares outstanding.

SEGMENT INFORMATION

        Revenues for ABM Janitorial Services (also known as American Building Maintenance) increased by 14.5% during the second quarter of 2001 as compared to the same quarter of 2000 as a result of increased business nationwide, but particularly in the Northeast, Mid-Atlantic and Midwest regions due in part to the acquisition of Arcade Cleaning. This Division's operating profits increased 21.6% during the second quarter of 2001 when compared to the same period last year. The increase in operating profits is higher than the increase in revenues primarily because the 2001 quarter had one less workday for which the Company had to pay its hourly workers than the 2000 quarter.

        Ampco System Parking (also known as Ampco System Airport Parking and Ampco Express Airport Parking) revenues decreased by 1.2% while its operating profits decreased 30.9% during the second quarter of 2001 compared to the second quarter of 2000. The decrease in revenues was primarily due to loss of a major airport account. The decrease in operating profits resulted from substantially higher insurance charges and increased costs in the airport parking and shuttle operations.

        ABM Engineering Services' revenues increased by 10.4% while its operating profits increased 12.9% for the second quarter of 2001 compared to the same period in 2000. The higher revenues reflect new business in Northern California offset by decreases in the Midwest and Northeast. The increase in operating profits is due to improved margins on its new and existing business.

        Amtech Lighting Services (also known as Sica Lighting & Electrical Services in the Northeast) reported a 7.3% revenue increase while its operating profits decreased 13.7% during the second quarter of 2001 compared to the same quarter of the prior year. The increase in revenues was primarily due to increased business in its Northeast and Southeast regions. Profit margins on revenues decreased between quarters primarily due to integration costs related to the acquisition on March 26, 2001, of SLI Lighting Solutions.

        Revenues for Amtech Elevator Services increased by 12.3% in the second quarter of 2001 compared to the same period in 2000 primarily due to new work secured in Atlanta, Chicago, Houston and Detroit. The Division reported a 2.7% decrease in operating profits for the second quarter of 2001 compared to the corresponding quarter of 2000. This decrease in operating profits can be attributed primarily to lower margins on maintenance contracts in the Division's Philadelphia and Chicago offices as well as higher operating expenses including insurance and computer-related expenses.


SIX MONTHS ENDED APRIL 30, 2001 VS. SIX MONTHS ENDED APRIL 30, 2000

        Revenues for the first six months of 2001 were $960.9 million compared to $868.6 million for the first six months of 2000, an 11% increase. Higher Janitorial Division revenues contributed $63.2 million or 68% of this $92.3 million total increase. For the six months ended April 30, 2001, revenues relating to acquisitions made during the prior fiscal year were approximately $12.4 million or 13% of the total revenue increase of $92.3 million.

        As a percentage of revenues, operating expenses and cost of goods sold were 87.3% for the first half of 2001, compared to 87.4% for the first half of 2000. Consequently, as a percentage of revenues, the Company's gross profit of 12.7% in the first six months of 2001 was slightly higher than the gross profit of 12.6% for the first six months of 2000. The increase in the gross profit margin was primarily due to proportionately lower labor costs in the second quarter of 2001, because the 2001 quarter had one less workday for which the Company had to pay its hourly workers.

        Selling, general and administrative expenses for the first six months of 2001 were $86.5 million compared to $79.1 million for the corresponding six months of 2000. As a percentage of revenues, selling, general and administrative expenses decreased slightly, from 9.1% for the six months ended April 30, 2000, to 9.0% for the same period in 2001, primarily due to costs that do not increase at the same rate as sales. The $7.5 million increase in the dollar amount of selling, general and administrative expenses for the six months ended April 30, 2001, compared to the same period in 2000, is primarily due to routine wage increases, expenses related to growth including amortization of goodwill, cost of integrating operations from acquisitions, and, to a somewhat lesser extent, expenses associated with the implementation of a new accounting system. These cost increases were partially offset by a $1.2 million decrease in profit sharing expense in the second quarter of 2001.

        Interest expense was $1,709,000 for the first six months of 2001 compared to $1,503,000 for the same period in 2000, an increase of $206,000. This increase was primarily due higher weighted average borrowings during the first quarter of 2001, compared to the first quarter of 2000.

        The pre-tax income for the first six months of 2001 was $33.5 million compared to $29.0 million, an increase of 16% over the same period in 2000.

        The estimated effective federal and state income tax rate for the first six months of 2001 was 39%, compared to 40% in the first six months of 2000. The lower tax rate was due for the most part to an increase in the estimated federal tax credits.

        Net income for the first six months of 2001 was $20.5 million, an increase of 18%, from the net income of $17.4 million for the same period of 2000. Diluted net income per common share also rose 12% to 82 cents for the first six months of 2001, compared to 73 cents for the same period in 2000.

SEGMENT INFORMATION

        Revenues for ABM Janitorial Services increased by 12.5% during the first six months of 2001 as compared to the same period of 2000 as a result of increased business nationwide and, to a lesser extent, the acquisitions of Allied Maintenance Services, Inc. on March 1, 2000, and Arcade Cleaning on February 1, 2001. This Division's operating profits increased by 17.0% when compared to the same period in 2000. Operating profits increased at a higher rate than revenues primarily because the

2001 quarter had one less workday, for which the Company had to pay its hourly workers, and slightly reduced selling, general and administrative costs as a percentage of sales.

        Ampco System Parking's revenues increased by 3.0%, while its operating profits decreased 26.5% during the first six months of 2001 compared to the first six months of 2000. The increase in revenues was primarily due to newly acquired parking contracts. The decrease in operating profits resulted from substantially higher insurance charges and increased costs in the airport parking and shuttle operations.

        ABM Engineering Services' revenues increased by 9.8%, while its operating profits increased by 17.2% for the first six months of 2001 compared to the same period in 2000. The higher revenues reflect new business in Northern and Southern California offset by decreases in the Midwest and Northeast. The increase in operating profits is due to improved margins on its new and existing business.

        Amtech Lighting Services reported a 12.2% revenue increase, and operating profits increased by 3.9% during the first six months of 2001 compared to the same six months of the prior year. The increase in revenues and operating profits was primarily due to increased business in Northeast and Southeast regions. The proportionally smaller increase in operating profits can be attributed primarily to integration costs related to the acquisition of SLI Lighting Solutions.

        Revenues for Amtech Elevator Services increased by 11.9% in the first six months of 2001 compared to the same period in 2000 primarily due to new work secured in Atlanta, Chicago, Houston and Detroit. The Division reported a 3.0% increase in operating profit for the first six months compared to the corresponding six months of 2000. This smaller increase in operating profits can be attributed primarily to lower margins on maintenance contracts in the Division's Philadelphia and Chicago offices as well as higher operating expenses including insurance and computer-related expenses.


SAFE HARBOR STATEMENT

        Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995: Because of the factors set forth below, as well as other variables affecting the Company's operating results, past financial performance, should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein which are not historical facts are forward-looking statements that are subject to meaningful risks and uncertainties, including but not limited to: (1) significant decreases in commercial real estate occupancy, resulting in reduced demand and prices for building maintenance and other facility services in the Company's major markets, (2) loss or bankruptcy of one or more of the Company's major customers, which could adversely affect the Company's ability to collect its accounts receivable or recover its deferred costs, (3) major collective bargaining issues that may cause loss of revenues or cost increases that non-union companies can use to their advantage in gaining market share, (4) significant shortfalls in adding additional customers in existing and new territories and markets, (5) a protracted slowdown in the Company's acquisition activities, (6) legislation or other governmental action that severely impacts one or more of the Company's lines of business, such as price controls that could restrict price increases, or the unrecovered cost of any universal employer-paid health insurance, as well as government investigations that adversely affect the Company, (7) reduction or revocation of the Company's line of credit, which would increase interest expense or the cost of capital, (8) cancellation or nonrenewal of the Company's primary insurance policies, as many customers contract out services based on the contractor's ability to provide adequate insurance coverage and limits, (9) catastrophic uninsured or underinsured claims against the Company, the inability of the Company's insurance carriers to pay otherwise insured claims, or inadequacy in the Company's reserve for self-insured claims, (10) inability to employ entry level personnel due to labor shortages, (11) resignation, termination, death or disability of one or more of the Company's key executives, which could adversely affect customer retention and day-to-day management of the Company, and (12) other material factors that are disclosed from time to time in the Company's public filings with the United States Securities and Exchange Commission, such as reports on Forms 8-K, 10-K and 10-Q.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, as such, are not subject to material foreign currency exchange rate risk. The Company has variable rate debt but believes the market risk in interest rate exposure is not material.


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        a) The Annual Meeting of Stockholders was held on March 20, 2001.

        b) The following directors were elected by a vote of stockholders: Luke
S. Helms, Henry L. Kotkins, Jr., and William E. Walsh. Messrs. Helms, Kotkins, and Walsh will serve for a term ending in the year 2004.

                The following directors remained in office: Linda Chavez, Maryellen C. Herringer, Charles T. Horngren, Martinn H. Mandles, Henrik C. Slipsager, Theodore Rosenberg, and William W. Steele.


        c) The following matters were voted upon at the meeting:


        (1) Proposal 1 - Election of Directors.

                                                        Against
                                                           or                            Broker
Nominee                                  For            Withheld      Abstentions       Non-votes
-------                              ----------         ---------     -----------       ---------
Luke S. Helms                        17,199,068           586,307          0                0
Henry L. Kotkins, Jr.                14,686,188         3,099,187          0                0
William E. Walsh                     14,172,119         3,613,256          0                0

        (2) Proposal 2 -- Approval of an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 1,200,000 shares.

                                 Against
                                    or                                         Broker
             For                 Withheld             Abstentions            Non-votes
          ----------             --------             -----------            ---------
          13,273,645              687,312               434,358              3,390,060

        (3) Proposal 3 -- Approval of the Company's 2001 Price-Vested Performance Stock Option Plan.

                                 Against
                                    or                                         Broker
             For                 Withheld             Abstentions            Non-votes
          ---------              --------             -----------            ---------
          6,726,075              7,204,601              464,639              3,390,060


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 3.2 -  By-laws, as amended March 20, 2001

        Exhibit 10.60 -  Amendment No. 1 to the ABM Industries Incorporated
                         Employee Stock Purchase Plan (May 2000 Restatement)

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 2001.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ABM Industries Incorporated


June 14, 2001                                      /s/ George B. Sundby
-------------                               ------------------------------------
                                                 Senior Vice President and
                                                  Chief Financial Officer,
                                                Principal Financial Officer

                                  EXHIBIT INDEX

NUMBER               DESCRIPTION
------               -----------
Exhibit 3.2          By-laws, as amended March 20, 2001

Exhibit 10.60        Amendment No. 1 to the ABM Industries Incorporated Employee
                     Stock Purchase Plan (May 2000 Restatement)