Form 10-Q
period 2001-07-31
ABM INDUSTRIES INC /DE/
filed 2001-09-14
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended      July 31, 2001

OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file Number      1-8929

ABM INDUSTRIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	94-1369354

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

160 Pacific Avenue, Suite 222, San Francisco, California	94111

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:      415/733-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ]

Number of shares of Common Stock outstanding as of September 7, 2001: 24,300,230.

ABM Industries Incorporated
Form 10-Q
For the three months and nine months ended July 31, 2001

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	2

	Notes to the Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Qualitative and Quantitative Disclosures About Market Risk	21

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	21

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	October 31,	July 31,
	2000	2001

ASSETS:

Current assets:

Cash and cash equivalents	$2,000	$2,386

Trade accounts receivable, net	353,017	348,987

Inventories	25,513	24,353

Deferred income taxes	17,531	19,705

Prepaid expenses and other current assets	38,758	44,261

Total current assets	436,819	439,692

Investments and long-term receivables	13,920	13,966

Property, plant and equipment, at cost:

Land and buildings	5,212	5,031

Transportation equipment	13,127	15,324

Machinery and other equipment	73,056	76,300

Leasehold improvements	15,092	14,576

	106,487	111,231

Less accumulated depreciation and amortization	(65,753)	(68,455)

Property, plant and equipment, net	40,734	42,776

Intangible assets — net	110,097	119,118

Deferred income taxes	32,537	32,044

Other assets	7,878	8,649

Total assets	$641,985	$656,245

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	October 31,	July 31,
	2000	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:

Short-term debt	$—	$8,000

Current portion of long-term debt	865	877

Bank overdraft	15,952	4,618

Trade accounts payable	45,312	51,425

Income taxes payable	8,083	6,564

Accrued liabilities:

Compensation	54,901	55,283

Taxes — other than income	18,195	19,123

Insurance claims	43,361	43,436

Other	25,951	30,234

Total current liabilities	212,620	219,560

Long-term debt (less current portion)	36,811	943

Retirement plans	22,386	24,286

Insurance claims	47,459	46,166

Total liabilities	319,276	290,955

Series B 8% senior redeemable cumulative preferred stock	6,400	6,400

Stockholders’ equity:

Preferred stock, $0.01 par value, 500,000 shares authorized; none issued	—	—

Common stock, $0.01 par value, 100,000,000 shares authorized; 22,999,000 and 24,182,000 shares issued and outstanding at October 31, 2000 and July 31, 2001, respectively	230	242

Additional capital	102,902	123,951

Accumulated other comprehensive income	(653)	(687)

Retained earnings	213,830	235,384

Total stockholders’ equity	316,309	358,890

	$641,985	$656,245

The accompanying notes are an integral part of the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2000	2001	2000	2001

REVENUES AND OTHER INCOME	$461,890	$492,454	$1,330,459	$1,453,367

EXPENSES:

Operating expenses and cost of goods sold	401,754	429,775	1,160,756	1,268,914

Selling, general and administrative	38,438	41,356	117,491	127,883

Interest	956	521	2,459	2,230

Total expenses	441,148	471,652	1,280,706	1,399,027

INCOME BEFORE INCOME TAXES	20,742	20,802	49,753	54,340

INCOME TAXES	8,297	7,569	19,901	20,649

NET INCOME	$12,445	$13,233	$29,852	$33,691

NET INCOME PER COMMON SHARE

Basic	$0.54	$0.55	$1.31	$1.41

Diluted	$0.52	$0.52	$1.25	$1.34

AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	22,623	24,006	22,442	23,670

Diluted	23,832	25,338	23,567	24,903

DIVIDENDS PER COMMON SHARE	$0.155	$0.165	$0.465	$0.495

The accompanying notes are an integral part of the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 2001
(In thousands)

	2000	2001

Cash Flows from Operating Activities:

Cash received from customers	$1,299,038	$1,443,282

Other operating cash receipts	1,713	4,400

Interest received	325	733

Cash paid to suppliers and employees	(1,251,583)	(1,368,184)

Interest paid	(2,438)	(2,661)

Income taxes paid	(23,303)	(23,849)

Net cash provided by operating activities	23,752	53,721

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(12,986)	(13,701)

Proceeds from sale of assets	920	1,737

Increase in investments and long-term receivables	(1,586)	(46)

Purchase of businesses	(11,675)	(21,392)

Proceeds from sale of business	—	12,000

Net cash used in investing activities	(25,327)	(21,402)

Cash Flows from Financing Activities:

Common stock issued, including tax benefit	11,431	19,395

Common stock repurchased	(8,390)	—

Dividends paid	(10,855)	(12,137)

Decrease in cash overdraft	(3,471)	(11,334)

Long-term borrowings	106,000	55,000

Repayments of long-term borrowings	(93,102)	(82,857)

Net cash provided by (used in) financing activities	1,613	(31,933)

Net Increase in Cash and Cash Equivalents	38	386

Cash and Cash Equivalents Beginning of Period	2,139	2,000

Cash and Cash Equivalents End of Period	$2,177	$2,386

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 2001
(In thousands)

	2000	2001

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net Income	$29,852	$33,691

Adjustments:

Depreciation	8,942	10,079

Amortization	8,327	9,216

Provision for bad debts	2,202	4,287

(Gain) loss on sale of assets	(162)	45

Gain on sale of business	—	(718)

Increase in deferred income taxes	(3,435)	(1,681)

Increase in trade accounts receivable	(29,221)	(4,279)

Increase in inventories	(1,274)	(1,602)

Increase in prepaid expenses and other current assets	(4,936)	(5,548)

Decrease (increase) in other assets	1,667	(982)

Increase (decrease) in income taxes payable	33	(1,518)

Increase in retirement plans accrual	2,345	1,900

Increase (decrease) in insurance claims liability	4,410	(2,468)

Increase in trade accounts payable and other accrued liabilities	5,002	13,299

Total adjustments to net income	(6,100)	20,030

Net Cash Provided by Operating Activities	$23,752	$53,721

Supplemental Data:

Non-cash investing activities:

Common stock issued for net assets of business acquired	$1,581	$1,666

     The accompanying notes are an integral part of the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments which are necessary to present fairly ABM Industries Incorporated (the Company) financial position as of July 31, 2001, and the results of operations and cash flows for the nine months then ended. These adjustments are of a normal, recurring nature.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2000, as filed with the Securities and Exchange Commission.

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

	Three months ended July 31,
	2000	2001

Net Income	$12,445,000	$13,233,000

Preferred Stock Dividends	(128,000)	(128,000)

	$12,317,000	$13,105,000

Common shares outstanding — basic	22,623,000	24,006,000

Effect of dilutive securities:

Stock options	1,086,000	1,272,000

Other	123,000	60,000

Common shares outstanding — diluted	23,832,000	25,338,000

	Nine months ended July 31,
	2000	2001

Net Income	$29,852,000	$33,691,000

Preferred Stock Dividends	(384,000)	(384,000)

	$29,468,000	$33,307,000

Common shares outstanding — basic	22,442,000	23,670,000

Effect of dilutive securities:

Stock options	1,002,000	1,173,000

Other	123,000	60,000

Common shares outstanding — diluted	23,567,000	24,903,000

     For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period. For the nine months ended July 31, 2001, options to purchase approximately 249,500 shares of common stock at an average exercise price of $36.69 were excluded from the computation. For the nine months ended July 31, 2000, options to purchase approximately 1,197,000 shares of common stock at an average exercise price of $31.22 were excluded from the computation.

3.	Comprehensive Income

     Accumulated other comprehensive income at October 31, 2000 and July 31, 2001 consists of foreign currency translation adjustments. Comprehensive income for the three and nine month periods ended July 31, 2001 approximated net income.

4.	Acquisitions and Divestitures

     The Company acquired the operations and selected assets of four businesses during the nine months ended July 31, 2001. These business combinations were accounted for under the purchase method of accounting. The aggregate consideration paid for these acquisitions was $11,749,000 including $7,222,000 allocated to goodwill. The aggregate purchase price does not include payments of contingent consideration based upon the future results of operations of the businesses acquired. As these acquisitions were not significant, pro forma information is not included in these financial statements. Operations of the acquired businesses have been included in the financial statements from the respective dates of acquisition.

     On April 30, 2001, the Company sold its Easterday Janitorial Supply Division to AmSan West, Inc. for an estimated sales price of $12,500,000, of which cash of $12,000,000 was received on May 1, 2001. Included in operating profits for the nine months ended July 31, 2001, is an estimated pre-tax gain of $718,000.

5.	Segment Information

     The Company’s operations have been grouped into nine industry segments or divisions as defined under Statement of Financial Accounting Standards (SFAS) No. 131. The results of operations from the Company’s five operating divisions that are reportable under SFAS No. 131 for the three months and nine months ended July 31, 2001, as compared to the three months and nine months ended July 31, 2000, are more fully described below. Included in Other Divisions are ABM Service Network, American Commercial Security Services, CommAir Mechanical Services, and Easterday Janitorial Supply Company, which was sold on April 30, 2001. Certain reclassifications were made to prior year operating profits to conform to the current presentation for the three and nine months.

	Three months ended July 31,
	2000	2001

	(in thousands)
Revenues:

ABM Janitorial Services	$268,842	$293,989

Ampco System Parking	44,917	41,577

ABM Engineering Services	38,735	42,537

Amtech Lighting Services	29,916	41,103

Amtech Elevator Services	29,124	31,408

Other Divisions	50,321	41,515

Corporate	35	325

Total Revenues	$461,890	$492,454

Operating Profit:

ABM Janitorial Services	$14,811	$16,262

Ampco System Parking	2,544	1,084

ABM Engineering Services	2,008	2,393

Amtech Lighting Services	2,632	3,217

Amtech Elevator Services	1,742	1,692

Other Divisions	1,970	2,080

Corporate	(4,009)	(5,405)

Total Operating Profit	$21,698	$21,323

	Nine months ended July 31,
	2000	2001

	(in thousands)
Revenues:

ABM Janitorial Services	$776,107	$864,421

Ampco System Parking	126,991	126,138

ABM Engineering Services	115,593	126,948

Amtech Lighting Services	86,219	104,257

Amtech Elevator Services	82,566	91,197

Other Divisions	142,792	139,883

Corporate	191	523

Total Revenues	$1,330,459	$1,453,367

Operating Profit:

ABM Janitorial Services	$38,482	$44,196

Ampco System Parking	6,349	3,865

ABM Engineering Services	5,683	6,700

Amtech Lighting Services	6,436	7,169

Amtech Elevator Services	4,528	4,562

Other Divisions	4,068	5,644

Corporate	(13,334)	(15,566)

Total Operating Profit	$52,212	$56,570

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company’s liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks that provides a $150 million line of credit expiring July 1, 2002. At the Company’s option, the credit facility provides interest at the prime rate or IBOR+.35%. As of July 31, 2001, the total amount outstanding was approximately $50 million, which was comprised of loans in the amount of $8 million and standby letters of credit of $42 million. This agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowing and prohibits declaring or paying cash dividends exceeding 50% of the Company’s net income for any fiscal year. Because this agreement is scheduled to mature within the next twelve months, outstanding loans under this facility as of July 31, 2001 have been classified as short-term debt. The Company expects to enter into a replacement facility in an amount that is expected to meet its credit requirements prior to the maturity of the existing facility. In addition, the Company has a loan agreement with a major U.S. bank with a balance of $1.8 million at July 31, 2001. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003. The Company’s effective interest rate for all borrowings for the nine months ended July 31, 2001 was 6.87%.

     At July 31, 2001, the Company had 6,400 shares of Series B 8% Senior Redeemable Cumulative Preferred Stock outstanding having a par value of $0.01 per share and redemption price of $1,000 per share. These shares were redeemed on September 4, 2001.

     At July 31, 2001, working capital was $220.1 million, as compared to $224.2 million at October 31, 2000. The largest component of working capital consists of trade accounts receivable that totaled $349.0 million at July 31, 2001 compared to $353.0 million at October 31, 2000. These amounts were net of an allowance for doubtful accounts of $9.0 million and $8.8 million at July 31, 2001 and October 31, 2000, respectively. As of July 31, 2001, accounts receivable that were over 90 days past due had increased $6.5 million to $55.8 million (16% of the total outstanding) from $49.3 million (14% of the total outstanding) at October 31, 2000.

     During the nine months ended July 31, 2001, net cash provided by operating activities amounted to $53.7 million, compared to $23.8 million in the same period of 2000. The improvement is primarily a result of an increase in trade accounts receivable collections.

     Net cash used in investing activities was $21.4 million in the nine months ended July 31, 2001, compared to $25.3 million used in the same period of the prior year.

     Net cash used in financing activities was $31.9 million in the first nine months of 2001, compared to net cash provided by financing activities of $1.6 million in the first nine months of the prior year. The change was primarily due to lower long-term borrowings in 2001 compared to 2000.

     The Company self-insures, generally up to $500,000 per occurrence, certain insurable risks such as general liability, property damage and workers’ compensation. It is the Company’s policy to annually retain an outside actuary to review the adequacy of its self-insurance claim reserves. The actuarial evaluation for 2001 is currently underway and is scheduled to be completed by October 31, 2001.

     The energy crisis in the State of California has not had a material impact on the Company.

Environmental Matters

     The nature of the Company’s operations, primarily services, would not ordinarily involve it in environmental contamination. However, the Company’s operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of the Company’s operations, although historically they have not had a material adverse effect on the Company’s financial position, cash flows or its results of operations.

     The Company is currently involved in three proceedings relating to environmental matters: one involving alleged potential soil and groundwater contamination at a Company facility in Florida; one involving alleged potential soil contamination at a former Company facility in Arizona; and one involving alleged potential soil and groundwater contamination at a former dry-cleaning facility leased by the Company in Nevada. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s financial position, cash flows, or its results of operations. As any liability related to these claims is neither probable nor estimable, no accruals have been made related to these matters.

Acquisitions and Divestitures

     The operating results of businesses acquired during the nine months ended July 31, 2001 have been included in the accompanying condensed consolidated financial statements from their respective dates of acquisition. Similarly, the operating results of the business sold during the period have been included to its date of sale.

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

     Effective March 26, 2001, the Company acquired selected customer contracts and certain assets of SLI Lighting Solutions, a lighting services company, with customers in the Mid-Atlantic and Southeastern regions. The terms included a cash payment made at closing plus semi-annual contingent payments based on gross profits to be made over three years. This acquisition was accounted for under the purchase method of accounting.

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

     Effective June 11, 2001, the Company acquired the operations and selected assets of Sundown Security, Inc., a security services company, with customers located in the Sacramento, California area. The terms included a cash payment made at closing plus annual contingent payments based on operating profits to be made over five years. This acquisition was accounted for under the purchase method of accounting.

     The aggregate consideration paid for these acquisitions was $11.7 million including $7.2 million allocated to goodwill.

     Effective April 30, 2001, the Company sold its Easterday Janitorial Supply Division to AmSan West, Inc. In fiscal 2000, this Division had annual revenues of approximately $44 million,

of which approximately 27% were intercompany sales, and assets of approximately $11 million. In 2001, this Division contributed $15 million in revenues after intercompany sales elimination. The sale of Easterday will allow the Company to focus on its building maintenance and other operational services. The sale does not have a material effect on the Company’s consolidated net assets, financial position or results of operations. The estimated sales price for Easterday was $12.5 million, of which cash of $12 million was received on May 1, 2001. Included in operating profits for the nine months ended July 31, 2001, is an estimated pre-tax gain of $718,000.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. The new rules require all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill will not be amortized. However, goodwill existing at June 30, 2001, will continue to be amortized through the end of fiscal 2001. As required, the Company has adopted the provisions of SFAS No. 141 effective July 1, 2001. Upon adoption of this standard there was no effect on the Company’s financial statements. SFAS No. 142 becomes effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company plans to adopt the provisions of SFAS No. 142 beginning in the first quarter of fiscal 2002; therefore, goodwill will no longer be amortized but will be subject to annual assessment for impairment by applying a fair-value-based test. The Company has not yet determined the effect of applying the impairment provisions of SFAS No. 142. All other intangible assets will continue to be amortized over their estimated useful lives. Goodwill amortization expense was $3.1 million for the three months and $9.1 million for the nine months ended July 31, 2001.

     In fiscal 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) (as amended by SFAS Nos. 137 and 138). SFAS No. 133 relates to accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities and measures those instruments at fair value. The Company adopted SFAS No. 133 on November 1, 2000; however, the Company is not a party to any contracts that would meet the definition of a derivative under SFAS No. 133. Upon adoption of this standard there was no effect on the Company’s financial statements.

Results of Operations

     The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company’s fiscal year and third quarter which end on October 31 and July 31, respectively.

Three Months Ended July 31, 2001 vs. Three Months Ended July 31, 2000

     Revenues and other income (hereafter called revenues) for the third quarter of 2001 were $492.5 million compared to $461.9 million for the third quarter of 2000, an increase of 6.6%. The increase in revenues was due to acquisitions, net new business, and price increases, particularly in the Janitorial Division which contributed $25.1 million or 82.3% of the $30.6 million increase. For the quarter ended July 31, 2001, revenues from acquisitions made during the prior fiscal year were approximately $7.3 million. In addition, acquisitions during the first and second quarter of the current fiscal year contributed $21.4 million of revenues during the three months ended July 31, 2001. The Easterday Janitorial Supply Division, included in Other Divisions for segment reporting, accounted for approximately $8.6 million in revenues in the third quarter of 2000. This division was sold on April 30, 2001 and, therefore, contributed no revenues in the third quarter of 2001.

     As a percentage of revenues, operating expenses and cost of goods sold were 87.3% for the third quarter of 2001, compared to 87.0% for the third quarter of 2000. Consequently, as a percentage of revenues, the Company’s gross profit (revenue minus operating expenses and cost of goods sold) of 12.7% in the third quarter of 2001 was slightly lower than the gross profit of 13.0% for the third quarter of 2000. The decrease in the gross profit margin was due primarily to higher labor and insurance costs in the third quarter of 2001.

     Selling, general and administrative expenses for the third quarter of 2001 were $41.4 million compared to $38.4 million for the corresponding three months of 2000. The absolute increase in selling, general and administrative expenses of $2.9 million for the three months ended July 31, 2001, compared to the same period in 2000, is partially due to routine wage increases, additional bad debt expense, litigation expenses and settlements. The Company’s reversal in the third quarter of 2000 of $1.2 million in profit sharing expense that related to the first six months of fiscal year 2000 contributed to the dollar increase for the current three months compared to the same period last year. Therefore, as a percentage of revenues, selling, general and administrative expenses increased slightly to 8.4% for the three months ended July 31, 2001 from 8.3% for the same period in 2000.

     Interest expense was $521,000 for the third quarter of 2001 compared to $956,000 for the same period in 2000, a decrease of $435,000. This decrease was primarily due to lower weighted average borrowings and interest rates during the third quarter of 2001, compared to the same period in 2000.

     The estimated effective federal and state income tax rate was 36.4% for the third quarter of 2001, compared to 40.0% for the third quarter of 2000. Due to an increase in estimated federal tax credits, the estimated annual tax rate for fiscal 2001 was reduced from 39% to 38% in the third quarter.

     Net income for the third quarter of 2001 was $13.2 million, an increase of 6.3% from the net income of $12.4 million for the third quarter of 2000. Diluted net income per common share remained at 52 cents for the third quarter of 2001 compared to the same period in 2000. The net income per share calculation for the third quarter of 2001 includes an increase in actual and equivalent shares outstanding.

Segment Information

     Revenues for ABM Janitorial Services (also known as American Building Maintenance) increased by 9.4% during the third quarter of 2001 as compared to the same quarter of 2000 as a result of increased business nationwide, but particularly in the Northeast and Mid-Atlantic regions due in part to the acquisition of Arcade Cleaning on February 1, 2001. This Division’s operating profits increased 9.8% during the third quarter of 2001 when compared to the same period last year. The increase in operating profits is higher than the increase in revenues primarily due to improved margins on sales in several regions offset by losses in its Southeast region and legal settlements.

     Ampco System Parking (also known as Ampco System Airport Parking and Ampco Express Airport Parking) revenues decreased by 7.4% while its operating profits decreased 57.4% during the third quarter of 2001 compared to the third quarter of 2000. The decrease in revenues was primarily due to loss of three airport accounts. The decrease in operating profits resulted from litigation expenses, substantially higher insurance charges and increased costs in the airport parking and shuttle operations.

     ABM Engineering Services’ revenues increased by 9.8% while its operating profits increased 19.2% for the third quarter of 2001 compared to the same period in 2000. The higher revenues reflect new business in Northern and Southern California offset by decreases in Arizona. The increase in operating profits is primarily due to a negotiated settlement with a major customer on termination of its contract partially offset by the write-off of accounts receivable related to the bankruptcy of a large customer.

     Amtech Lighting Services (also known as Sica Lighting & Electrical Services in the Northeast) reported a 37.4% revenue increase while its operating profits increased 22.2% during the third quarter of 2001 compared to the same quarter of the prior year. The increase in revenues and operating profits was primarily due to increased business in the Northwest region and increased revenues in the North Central and Southeast regions as a result of the SLI Lighting Solutions acquisition on March 26, 2001.

     Revenues for Amtech Elevator Services increased by 7.8% in the third quarter of 2001 compared to the same period in 2000 primarily due to new work secured in Chicago, Detroit and Houston. The Division reported a 2.9% decrease in operating profits for the third quarter of 2001 compared to the corresponding quarter of 2000. This decrease in operating profits can be attributed primarily to lower margins on maintenance contracts, particularly in the Division’s Philadelphia and Chicago offices, as well as higher operating expenses including insurance and computer-related expenses.

Nine Months Ended July 31, 2001 vs. Nine Months Ended July 31, 2000

     Revenues for the first nine months of 2001 were $1,453.4 million compared to $1,330.5 million for the first nine months of 2000, a 9.2% increase. Higher Janitorial Division revenues contributed $88.3 million or 71.9% of this $122.9 million total increase. For the nine months ended July 31, 2001, revenues relating to acquisitions made during the prior fiscal year were approximately $19.7 million. In addition, acquisitions during the current year contributed $39.4 million of the revenue increase.

The Easterday Janitorial Supply Division, included in Other Divisions for segment reporting, accounted for approximately $8.6 million in revenues in the third quarter of 2000. This division was sold on April 30, 2001 and, therefore, contributed no revenues in the third quarter of 2001.

     As a percentage of revenues, operating expenses and cost of goods sold were 87.3% for the first nine months of 2001, compared to 87.2% for the same period of 2000. Consequently, as a percentage of revenues, the Company’s gross profit of 12.7% in the first nine months of 2001 was slightly lower than the gross profit of 12.8% for the first nine months of 2000. The decrease in the gross profit margin was primarily due to higher labor and insurance costs, which was partially offset by one less workday for which the Company had to pay its hourly workers.

     Selling, general and administrative expenses for the first nine months of 2001 were $127.9 million compared to $117.5 million for the corresponding nine months of 2000. As a percentage of revenues, selling, general and administrative expenses were 8.8% for both periods. The $10.4 million increase in the dollar amount of selling, general and administrative expenses for the nine months ended July 31, 2001, compared to the same period in 2000, is primarily due to routine wage increases, expenses related to growth including amortization of goodwill, cost of integrating operations from acquisitions, increased bad debt expense, and, to a somewhat lesser extent, expenses associated with the implementation of a new accounting system.

     Interest expense was $2.2 million for the first nine months of 2001 compared to $2.5 million for the same period in 2000, an decrease of $229,000. This decrease was primarily due to lower weighted average borrowings and interest rates during the first nine months of 2001, compared to the first nine months of 2000.

     The estimated effective federal and state income tax rate for the first nine months of 2001 was 38.0%, compared to 40.0% in the first nine months of 2000. The lower tax rate was due for the most part to an increase in the estimated federal tax credits.

     Net income for the first nine months of 2001 was $33.7 million, an increase of 12.9% from the net income of $29.9 million for the same period of 2000. Diluted net income per common share also rose 7.2% to $1.34 for the first nine months of 2001, compared to $1.25 for the same period in 2000.

Segment Information

     Revenues for ABM Janitorial Services increased by 11.4% during the first nine months of 2001 as compared to the same period of 2000 as a result of increased business nationwide and, to a lesser extent, the acquisitions of Allied Maintenance Services, Inc. on March 1, 2000, and Arcade Cleaning on February 1, 2001. This Division’s operating profits increased by 14.8% when compared to the same period in 2000. Operating profits increased at a higher rate than revenues primarily because the first nine months of fiscal 2001 had one less workday for which the Company had to pay its hourly workers.

     Ampco System Parking’s revenues decreased by 0.7%, while its operating profits decreased 39.1% during the first nine months of 2001 compared to the first nine months of 2000. The decrease in revenues was primarily due to the loss of three airport accounts offset in part by newly acquired contracts in the first quarter. The decrease in operating profits resulted from substantially higher insurance charges and increased costs in the airport parking and shuttle operations and litigation expenses.

     ABM Engineering Services’ revenues increased by 9.8%, while its operating profits increased by 17.9% for the first nine months of 2001 compared to the same period in 2000. The higher revenues reflect new business in Northern and Southern California offset by decreases in Arizona. Operating profits increased at a higher rate than revenues primarily due to a negotiated settlement with a major customer on termination of its contract partially offset by the write-off of accounts receivable related to the bankruptcy of a large customer.

     Amtech Lighting Services reported a 20.9% revenue increase, and operating profits increased by 11.4% during the first nine months of 2001 compared to the same nine months of the prior year. The increase in revenues and operating profits was primarily due to increased business in the Northwest region and increased revenues in the North Central and Southeast regions as a result of the SLI Lighting Solutions acquisition on March 26, 2001. The smaller increase in operating profits can be attributed primarily to the second quarter integration costs related to the acquisition of SLI Lighting Solutions.

     Revenues for Amtech Elevator Services increased by 10.5% in the first nine months of 2001 compared to the same period in 2000 primarily due to new work secured in Chicago, Detroit, Houston, Las Vegas, Phoenix and Washington, DC. The Division reported a 0.8% increase in operating profit for the first nine months compared to the corresponding nine months of 2000. This smaller increase in operating profits can be attributed primarily to lower margins on maintenance contracts in the Division’s Philadelphia and Chicago offices as well as higher operating expenses including insurance and computer-related expenses.

Subsequent Event

     At the time of its destruction, the World Trade Center in New York was the Company’s largest single job site, with annual sales of approximately $65 million (3% of ABM’s consolidated revenues) and nearly 800 operating engineers, janitorial workers and lighting technicians from three divisions of the Company working various shifts throughout the day and night. Additionally, the Company provided approximately $10 million in services to an adjacent building which was also destroyed. Other business may also be effected by the disruption or closure of additional buildings in the nearby vicinity. As of the date of this Form 10-Q quarterly report, management is unable to assess the human and financial toll of this tragedy.

Safe Harbor Statement

     Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995: Because of the factors set forth below, as well as other variables affecting the Company’s operating results, past financial performance, should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein which are not historical facts are forward-looking statements that are subject to meaningful risks and uncertainties, including but not limited to: (1) significant decreases in commercial real estate occupancy, resulting in reduced demand and prices for building maintenance and other facility services in the Company’s major markets, (2) loss or bankruptcy of one or more of the Company’s major customers, which could adversely affect the Company’s ability to collect its accounts receivable or recover its deferred costs, (3) major collective bargaining issues that may cause loss of revenues or cost increases that non-union companies can use to their advantage in gaining market share, (4) significant shortfalls in adding additional customers in existing and new territories and markets, (5) a protracted slowdown in the Company’s acquisition activities, (6) legislation or other governmental action that severely impacts one or more of the

Company’s lines of business, such as price controls that could restrict price increases, or the unrecovered cost of any universal employer-paid health insurance, as well as government investigations that adversely affect the Company, (7) reduction or revocation of the Company’s line of credit, which would increase interest expense or the cost of capital, (8) cancellation or nonrenewal of the Company’s primary insurance policies, as many customers contract out services based on the contractor’s ability to provide adequate insurance coverage and limits, (9) catastrophic uninsured or underinsured claims against the Company, the inability of the Company’s insurance carriers to pay otherwise insured claims, or inadequacy in the Company’s reserve for self-insured claims, (10) inability to employ entry level personnel due to labor shortages, (11) resignation, termination, death or disability of one or more of the Company’s key executives, which could adversely affect customer retention and day-to-day management of the Company, and (12) other material factors that are disclosed from time to time in the Company’s public filings with the United States Securities and Exchange Commission, such as reports on Forms 8-K, 10-K and 10-Q.

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

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.2 — Bylaws, as amended July 23, 2001

(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended July 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

September 14, 2001	/s/ George B. Sundby Senior Vice President and Chief Financial Officer, Principal Financial Officer

September 14, 2001	/s/ Maria Placida Y. de la Pena Vice President and Controller Chief Accounting Officer

EXHIBIT INDEX

NUMBER	DESCRIPTION

Exhibit 3.2	Bylaws, as amended July 23, 2001