Form 10-K
period 2001-10-31
ABM INDUSTRIES INC /DE/
filed 2001-12-24
CIK 771497

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

         OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

                          Commission File Number 1-8929

                           ABM INDUSTRIES INCORPORATED
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                                      94-1369354
(State or other jurisdiction of incorporation or organization)             (IRS Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 30, 2001, nonaffiliates of the registrant beneficially owned 19,416,422 shares of the registrant's common stock with an aggregate market value of $586,375,944.

As of November 30, 2001, there were 24,444,266 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                          ABM INDUSTRIES INCORPORATED
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001
                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I

Item 1     Business..........................................................................   3
           Executive Officers of the Company.................................................   6
Item 2     Properties........................................................................   7
Item 3     Legal Proceedings.................................................................   7
Item 4     Submission of Matters to a Vote of Security Holders...............................   7

PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters.............   7
Item 6     Selected Consolidated Financial Data..............................................   8
Item 7     Management's Discussion and Analysis of Financial Condition and Results of
           Operations........................................................................   9
Item 7A    Qualitative and Quantitative Disclosures About Market Risk........................  15
Item 8     Financial Statements and Financial Statement Schedule.............................  15
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure........................................................................  33

PART III

Item 10    Directors and Executive Officers of the Registrant................................  33
Item 11    Executive Compensation............................................................  33
Item 12    Security Ownership of Certain Beneficial Owners and Management....................  33
Item 13    Certain Relationships and Related Transactions....................................  33

PART IV

Item 14    Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.....  33
           Signatures........................................................................  35
           Exhibit Index.....................................................................  36

                                     PART I

ITEM 1. BUSINESS

       ABM Industries Incorporated ("ABM") is the largest facility services contractor listed on the New York Stock Exchange. With annual revenues exceeding $1.9 billion and more than 60,000 employees, ABM and its subsidiaries (the "Company") provide air conditioning, elevator, engineering, janitorial, lighting, parking and security services to thousands of commercial, industrial and institutional customers in hundreds of cities across North America.

       ABM was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909. The Corporate Headquarters of the Company are located at 160 Pacific Avenue, Suite 222, San Francisco, California 94111, and its telephone number is 415/733-4000.

INDUSTRY INFORMATION

       The Company's operations are grouped into eight divisions (comprised of one or more subsidiaries of the Company), as they existed at October 31, 2001. Referred to as "ABM Industries Incorporated Family of Services", they are listed below by their respective division name:

                       -  ABM Engineering Services
                       -  ABM Janitorial Services
                       -  ABM Service Network
                       -  American Commercial Security Services
                       -  Ampco System Parking
                       -  Amtech Elevator Services
                       -  Amtech Lighting Services
                       -  CommAir Mechanical Services

       Additional information relating to the Company's industry segments appears in Note 13 of Notes to Consolidated Financial Statements contained in
Item 8, "Financial Statements and Financial Statement Schedule." The business activities of the Company's industry segments, as they existed at October 31, 2001, are more fully described below.

       - ABM ENGINEERING SERVICES provides building owners and managers with on-site engineers to operate, maintain and repair electrical, energy management, mechanical, and plumbing systems utilizing computerized maintenance management systems ("CMMS"). This service is primarily for high-rise office buildings, but customers also include schools, warehouses, factories, shopping malls and universities. ABM Engineering Services operates in 21 states through ten regional offices, three of which are in California and one each in Arizona, Colorado, Florida, Illinois, Pennsylvania, New York and Texas. In 1999, this Division earned ISO 9002 Certification, the first national engineering services provider of on-site operating engineers to earn this exclusive designation. ISO is a quality standard comprised of a rigorous set of guidelines and good business practices against which companies are rated through a comprehensive independent audit process that can take several years.

       - ABM JANITORIAL SERVICES (also known as "American Building Maintenance") provides a wide range of basic janitorial services for a variety of structures and organizations, including office buildings, industrial plants, banks, department stores, theaters, warehouses, educational and health institutions and airport terminals. Services provided include floor cleaning and finishing, wall and window washing, furniture polishing, rug cleaning, dusting, as well as other building cleaning services. ABM Janitorial Services maintains 99 offices in 35 states, the District of Columbia and one Canadian province, and operates under thousands of individually negotiated building maintenance contracts, the majority of which are obtained by competitive bidding. Generally, profit margins on maintenance contracts tend to be inversely proportional to the size of the contract. Although many of this Division's maintenance contracts are fixed-price agreements, others contain clauses under which the customer agrees to reimburse the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage. The majority of ABM Janitorial Services contracts are for one-year periods, contain automatic renewal clauses and are subject to termination by either party by a 30 to 90 day written notice.

       - ABM SERVICE NETWORK (also known as "ABM Facility Services") provides customers with streamlined, centralized control and coordination of multiple facility service needs. This process is consistent with the greater competitive demands on corporate organizations to become more efficient in the business market today. By leveraging the core competencies of the Company's other divisions, this Division attempts to reduce overhead, such as redundant personnel, for its customers by providing multiple services under a single contract, with one contact and one invoice. Its National Service Center provides centralized dispatching, emergency services, accounting and related reports to financial institutions, high-tech companies, and other customers regardless of industry or size. ABM Service Network is headquartered in San Francisco, where it also maintains its National Service Center.

       - AMERICAN COMMERCIAL SECURITY SERVICES (also known as "ACSS" and "ABM Security Services") provides security guards, electric monitoring of fire, life, safety, and access control devices, and security consulting services to a wide range of businesses in the major metropolitan areas of Phoenix, Arizona; San Francisco, San Diego and Los Angeles, California; Chicago, Illinois; New Orleans, Louisiana; Minneapolis, Minnesota; Portland, Oregon; Houston, Dallas, Fort Worth, Austin and San Antonio, Texas; Seattle, Washington; and Salt Lake City, Utah. Much like ABM Janitorial Services, the majority of this Division's contracts are for one-year periods, contain automatic renewal clauses and are subject to termination by either party by a 30 to 90 day written notice.

       - AMPCO SYSTEM PARKING (also known as "Ampco System Airport Parking" and "Ampco Express Airport Parking") operates approximately 1,600 parking lots and garages, which are either leased from or operated through management contracts for third parties. The lease terms generally range from 5 to 20 years and usually contain provisions for renewal options. Leases which expire may continue on a month-to-month basis or may be replaced by similar leases. Many leases contain provisions for contingent rentals based on revenues. Ampco System Parking currently operates in 26 states and the following airports: Austin, Texas; Denver, Colorado; Detroit, Michigan; Honolulu, Hawaii; and San Francisco, California, to name a few. In conjunction with its on-airport parking services, this Division also operates off-airport parking facilities in Philadelphia, Pennsylvania; Houston, Texas; Los Angeles and San Diego, California, and parking shuttle bus services at thirteen locations.

       - AMTECH ELEVATOR SERVICES maintains, modernizes and repairs elevators and escalators in major metropolitan areas of California; Houston, Texas; Cincinnati, Ohio; Detroit, Michigan; Upper Marlboro, Maryland; Las Vegas, Nevada; Pennsauken, New Jersey; Atlanta, Georgia; Philadelphia, Pennsylvania; Phoenix, Arizona; Denver, Colorado; Chicago, Illinois; and Washington, D.C. Amtech Elevator Services maintains 18 offices and several parts warehouses, and operates a fleet of radio-equipped service vehicles.

       - AMTECH LIGHTING SERVICES provides relamping, fixture cleaning, and periodic lighting maintenance service to a variety of commercial, retail, and industrial customers. Amtech Lighting Services also maintains electrical outdoor signage and provides electrical service and repairs for their customer base. This Division maintains 28 offices, eight of which are located in California, four are in Texas, two in North Carolina; and one office in each of the following states: Alabama, Arizona, Florida, Georgia, Illinois, Louisiana, Maryland, Minnesota, Nevada, New Jersey, New York, Oklahoma, Oregon, and Washington.

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

       Effective April 30, 2001, the Company sold its Easterday Janitorial Supply Division, which in fiscal 2000 had annual revenues of $43.9 million, of which 27% were intercompany sales. Additional information regarding this transaction appears in Note 10 of Notes to Consolidated Financial Statements contained in Item 8, "Financial Statements and Financial Statement Schedule."

       The effect on revenues and operations of the September 11 terrorist attacks is described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

       The Company has a broad customer base including airports, apartment complexes, city centers, colleges and universities, financial institutions, industrial plants, office buildings, retail stores, shopping centers and theme parks. No customer accounted for more than 5% of its revenues during the fiscal year ended October 31, 2001.

EMPLOYEES

       The Company employs over 60,000 persons, of whom the vast majority are service employees who perform air conditioning, elevator, engineering, janitorial, lighting, parking and security services. Approximately 24,900 of these employees are covered under collective bargaining agreements. There are about 3,600 employees with executive, managerial, supervisory, administrative, professional, sales, marketing or clerical responsibilities or other office assignments.

ENVIRONMENTAL MATTERS

       The nature of the Company's operations, primarily services, would not ordinarily involve it in environmental contamination. However, the Company's operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of the Company's operations, although historically they have not had a material adverse effect on the Company's financial position, cash flows, or results of operations.

       The Company is currently involved in three proceedings relating to environmental matters: one involving alleged potential soil and groundwater contamination at a Company facility in Florida; one involving alleged potential soil contamination at a former Company facility in Arizona; and one involving alleged potential soil and groundwater contamination at a former dry-cleaning facility leased by the Company in Nevada. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company's financial position, cash flows, or results of operations. As any liability related to these claims is neither probable nor estimable, no accruals have been made related to these matters.

EXECUTIVE OFFICERS OF ABM

       The executive officers of ABM as of October 31, 2001 were as follows:

NAME                 AGE   PRINCIPAL OCCUPATIONS AND BUSINESS EXPERIENCE DURING PAST FIVE YEARS
------------------------------------------------------------------------------------------------
Henrik C. Slipsager   46   President & Chief Executive Officer since November 2000; Executive
                           Vice President of ABM, and President of the Janitorial Services
                           Division, from November 1999 through October 2000; Senior Vice
                           President of ABM from March 1998 through October 1999; Executive
                           Vice President of the Janitorial Services Division from January 1997 through October 1999

Martinn H. Mandles    61   Chairman of the Board since December 1997; Chief Administrative
                           Officer since November 1991; Executive Vice President from November
                           1991 through November 1997

Jess E. Benton III    61   Chief Operating Officer since November 2000; Executive Vice
                           President since November 1999; Senior Vice President from July 1994 through October 1999

Donna M. Dell         53   Senior Vice President of Human Resources since November 1999; Chief
                           Employment Counsel since April 1997; Vice President of Human
                           Resources from July 1994 through October 1999

Harry H. Kahn         58   Senior Vice President since November 1999; General Counsel &
                           Corporate Secretary since November 1991; Vice President from
                           November 1991 through October 1999

George B. Sundby      50   Senior Vice President & Chief Financial Officer since
                           June 2001; Senior Vice President & Chief Financial
                           Officer of Transamerica Finance Corporation from
                           September 1999 through March 2001; also served as
                           Vice President of Financial Planning and Analysis of
                           Transamerica Corporation from January 1995 through
                           March 2001

Gary R. Wallace       50   Senior Vice President, Director of Business Development & Chief
                           Marketing Officer of ABM since November 2000; Senior Vice President of the Janitorial Services Division from September 1995 through
                           October 2000

Maria de la Pena      42   Vice President & Controller since July 2001; Controller of Vectiv
                           Corporation from March 2001 through June 2001; Assistant Controller of Transamerica Finance Corporation from December 1999 through March
                           2001; Director of Accounting of Transamerica Corporation from
                           December 1997 through November 1999; Accounting Manager of
                           Transamerica Corporation from March 1994 through November 1997

Anthony D. Lackey     38   Vice President since November 1999; Director of Electronic Services
                           & Chief Technology Officer since July 1996; Assistant Vice President from July 1996 through October 1999

Terry D. McNeil       54   Vice President since November 1999; Director of Insurance Services since October 1988; Assistant Vice President from July 1996 through
                           October 1999

Eleonora C. Walsh     61   Vice President since November 1999; Director of Administrative
                           Services since November 1991; Assistant Vice President from July
                           1996 through October 1999

ITEM 2. PROPERTIES

       The Company has corporate, division, regional, branch, or district offices in over 250 locations throughout the United States, and Canada. Thirteen of these facilities are owned by the Company and the remainder are leased. At October 31, 2001, the real estate owned by the Company had an aggregate net book value of $3.6 million and was located in: Phoenix, Arizona; Fresno, California; Jacksonville and Tampa, Florida; Portland, Oregon; Arlington, Houston and San Antonio, Texas; and Kennewick, Seattle, Spokane and Tacoma, Washington.

       Rental payments under long and short-term lease agreements amounted to $103.3 million for the fiscal year ended October 31, 2001. Of this amount, $69.7 million in rental expense was attributable to public parking lots and garages that Ampco System Parking leases and operates. The remaining expense was for the rental or lease of office space, computers, operating equipment and motor vehicles.

ITEM 3. LEGAL PROCEEDINGS

       Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION AND DIVIDENDS

       ABM's common stock is listed on the New York Stock Exchange. ABM's credit agreement places certain limitations on dividend payments based on net income (see Note 4 of Notes to Consolidated Financial Statements contained in Item 8). The following table sets forth the high and low prices of ABM's common stock and quarterly cash dividends on common shares for the periods indicated:

                                                      FISCAL QUARTER
                                  ------------------------------------------------------
                                    FIRST          SECOND         THIRD         FOURTH           YEAR
                                  ---------      ---------      ---------      ---------      ---------
2001
Price range of common stock:
   High                           $   32.13      $   33.00      $   38.20      $   37.65      $   38.20
   Low                            $   27.56      $   28.46      $   30.72      $   24.96      $   24.96
Dividends per share               $    0.165     $    0.165     $    0.165     $    0.165     $    0.66

2000
Price range of common stock:
   High                           $   23.88      $   28.00      $   26.19      $   28.00      $   28.00
   Low                            $   19.25      $   20.25      $   21.75      $   23.94      $   19.25
Dividends per share               $    0.155     $    0.155     $    0.155     $    0.155     $    0.62


       At November 30, 2001, there were approximately 4,735 registered holders of ABM's common stock, in addition to stockholders in street name.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

       The selected consolidated financial data presented below is derived from the Company's consolidated financial statements for each of the years in the five-year period ended October 31, 2001.


(in thousands, except per share amounts and ratios)         2001            2000            1999            1998            1997
                                                         ----------      ----------      ----------      ----------      ----------
OPERATIONS
Revenues and other income                                $1,950,038      $1,807,557      $1,629,716      $1,501,827      $1,252,472
                                                         ----------      ----------      ----------      ----------      ----------
Expenses
Operating expenses and cost of goods sold                 1,722,334       1,573,998       1,413,541       1,298,423       1,076,078
Selling, general and administrative                         172,157         157,546         146,984         142,431         126,755
Interest                                                      2,602           3,320           1,959           3,465           2,675
                                                         ----------      ----------      ----------      ----------      ----------
Total expenses                                            1,897,093       1,734,864       1,562,484       1,444,319       1,205,508
                                                         ----------      ----------      ----------      ----------      ----------
Income before income taxes                                   52,945          72,693          67,232          57,508          46,964
Income taxes                                                 20,119          28,350          27,565          23,578          19,725
                                                         ----------      ----------      ----------      ----------      ----------
Net income                                               $   32,826      $   44,343      $   39,667      $   33,930      $   27,239
                                                         ==========      ==========      ==========      ==========      ==========
Net income per common share
Basic                                                    $     1.36      $     1.94      $     1.77      $     1.58      $     1.33
Diluted                                                  $     1.30      $     1.85      $     1.65      $     1.44      $     1.22
                                                         ==========      ==========      ==========      ==========      ==========
Common and common equivalent shares
Basic                                                        23,799          22,551          22,067          21,110          20,143
Diluted                                                      25,010          23,709          23,748          23,161          21,872
                                                         ==========      ==========      ==========      ==========      ==========
FINANCIAL STATISTICS
Dividends paid per common share                          $     0.66      $     0.62      $     0.56      $     0.48      $     0.40
Stockholders' equity                                     $  361,177      $  316,309      $  276,951      $  236,838      $  197,278
Common shares outstanding at October 31                      24,389          22,999          22,407          21,601          20,464
Stockholders' equity per common share                    $    14.81      $    13.75      $    12.36      $    10.96      $     9.64
Working capital                                          $  229,542      $  224,199      $  184,279      $  165,788      $  137,223
Current ratio                                                  1.97            2.05            2.01            2.05            1.89
Long-term debt (less current portion)                    $      942      $   36,811      $   28,903      $   33,720      $   38,402
Redeemable cumulative preferred stock                    $       --      $    6,400      $    6,400      $    6,400      $    6,400
Total assets                                             $  683,100      $  641,985      $  563,384      $  501,363      $  464,251
Property, plant and equipment--net                       $   42,936      $   40,734      $   35,181      $   27,307      $   26,584
Capital expenditures                                     $   16,922      $   18,717      $   19,451      $   11,715      $   13,272
Depreciation and amortization                            $   26,328      $   23,524      $   20,698      $   19,593      $   16,118
Trade accounts receivable--net                           $  367,201      $  353,017      $  290,920      $  255,758      $  226,093
                                                         ==========      ==========      ==========      ==========      ==========

       Stockholders' equity per common share is calculated by dividing stockholders' equity at the end of the fiscal year by the number of shares of common stock outstanding at that date. The Company believes that stockholders' equity per common share is a standard measure commonly reported and widely used by analysts, investors and other interested persons. However, stockholders' equity per common share as presented in this report may not be comparable to similarly titled measures reported by other companies.

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

       Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks that provides a $150 million line of credit expiring July 1, 2002. At the Company's option, the credit facility provides interest at the prime rate or IBOR+.35%. As of October 31, 2001 the total amount outstanding was approximately $52 million, which was comprised of loans in the amount of $10 million and standby letters of credit of $42 million. This agreement requires the Company to meet certain financial ratios and places some limitations on outside borrowing. In addition, the Company has a loan agreement with a major U.S. bank with a balance of $1.8 million at October 31, 2001. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003.

       On September 4, 2001, the Company redeemed 6,400 shares of Series B 8% Senior Redeemable Cumulative Preferred Stock having a par value of $0.01 per share and redemption price of $1,000 per share.

       Operating activities generated cash flows in 2001, 2000 and 1999 of $65.8 million, $18.9 million and $35.3 million, respectively. While each year's cash flows were impacted by higher volume in revenues, the 2000 decrease reflected slower payments by some large customers. Cash paid for acquisitions during the fiscal years ended October 31, 2001, 2000 and 1999, including payments pursuant to contractual arrangements involved in prior acquisitions, were approximately $23.4 million, $14.2 million and $11.0 million, respectively. Capital expenditures during fiscal years 2001, 2000 and 1999 were $16.9 million, $18.7 million and $19.5 million, respectively. Cash dividends paid to stockholders of common and redeemable preferred stock and amounts used to repurchase common stock were approximately $16.2 million in 2001, $22.9 million in 2000, and $18.5 million in 1999. Cash from financing activities changed in 2001 compared to 2000 primarily due to repayments of nearly $26 million in debt and a reduction in the bank overdraft (outstanding checks) of nearly $16 million .

       At October 31, 2001, working capital was $229.5 million as compared to $224.2 million at October 31, 2000. The largest component of working capital consists of trade accounts receivable that totaled $367 million at October 31, 2001 compared to $353 million at October 31, 2000. These amounts were net of an allowance for doubtful accounts of $9.4 million and $8.8 million at October 31, 2001 and 2000, respectively. As of October 31, 2001, accounts receivable that were over 90 days past due had increased $6.6 million to $55.9 million (15% of the total outstanding) from $49.3 million (14% of the total outstanding) at October 31, 2000.

       The Company self-insures, generally up to $500,000 per occurrence, certain insurable risks such as general liability, property damage and workers' compensation. Commercial umbrella policies are obtained to provide for $125 million of coverage above the self-insured retention limits. It is the Company's policy to annually retain an outside actuary to review the adequacy of its self-insurance claim reserves.

       The energy crisis in the State of California has not had a material impact on the Company.

IMPACT OF SEPTEMBER 11, 2001 TERRORIST ATTACKS

       As previously reported by the Company, the World Trade Center in New York was the Company's largest single job site with annual revenues of approximately $65 million (3% of ABM's consolidated revenues). Nearly 800 operating engineers, janitorial workers and lighting technicians from three divisions of the Company worked various shifts throughout the day and night. There has been no further information regarding the fate of seventeen employees still missing and now presumed dead. The Company estimates that annual gross profits on this business approached $10 million. Additionally, the Company provided approximately $60 million in annual services to neighboring job sites which had various major disruptions.

       The Company has commercial insurance policies covering business interruption, property damage and other losses related to this tragic incident and has been working with its carrier, Zurich Insurance, in providing preliminary claim information regarding the property damage and lost business income. Zurich has neither accepted nor denied coverage for all or any part of the claim as of the date of this filing. However, Zurich filed for a Declaratory Judgement Action in the Southern District of New York claiming the loss of the business profit falls under a Contingent Business Interruption Sub-limit within the policy of $10 million. Based on review of the policy and consultation with coverage counsel and other claim experts, the Company believes that its business interruption claim does not fall under the $10 million sub-limit on contingent business interruption. Zurich's filing does not impact any other aspects of the claim.

       Under the guidance published by the Emerging Issues Task Force of the Financial Accounting Standards Board "Accounting for the Impact of the Terrorist Attacks of September 11, 2001", the Company has not recognized the amounts it expects to recover from its business interruption insurance as income. Any gain from insurance proceeds is considered a contingent gain and, under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," can only be recognized as income in the period when any and all contingencies relating to the insurance claim have been resolved. The Company has recognized income from insurance policies to the extent of costs incurred for property damage and direct expenditures related to the attacks.

       In response to these announced developments, on September 16, 2001, the Company's Board of Directors authorized the repurchase of up to one million shares of its outstanding stock at any time through December 31, 2001. On December 17, 2001, the Board of Directors extended this authorization to repurchase until December 31, 2002. As of the filing date of this report, there has been no repurchase by the Company of its outstanding shares.

EFFECT OF INFLATION

       The low rates of inflation experienced in recent years have had no material impact on the financial statements of the Company. The Company attempts to recover increased costs by increasing sales prices to the extent permitted by contracts and competition.

ACQUISITIONS

       The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition and are more fully discussed in Note 10 to the Consolidated Financial Statements. Acquisitions made during the three fiscal years ended October 31, 2001, contributed approximately $119.2 million to fiscal 2001 revenues.

RESULTS OF OPERATIONS

COMPARISON OF 2001 TO 2000

       The Company reported record revenues for 2001. Revenues and other income (hereinafter called "revenues") were over $1.9 billion in 2001, up $142 million or 8%, from $1.8 billion reported in 2000. The increase in revenues in 2001 over 2000 was attributable to new business and acquisitions made during the prior years. Revenues generated from acquisitions during the prior year contributed $9.4 million of the 2001 increase while the current year acquisitions added $65.7 million. Although the Company achieved record annual revenues, net income fell by 26% to $32.8 million ($1.30 per diluted share) in 2001 from $44.3 million ($1.85 per diluted share) in 2000 primarily due to a $20 million pre-tax charge to strengthen the Company's self-insurance reserves reflecting the results of the annual independent actuarial review completed in December. The actuarial report this year revealed that while the frequency of claims is trending favorably as expected, the severity of claims in 2000 and 2001 trended higher than anticipated in the report received last year. The impact of these trends on known claims and Claims Incurred But Not Reported (IBNR) called for an increase of approximately $8.5 million for fiscal 2001 claims while approximately $10.5 million reflects the unfavorable trend on pre-2001 claims. Additionally, 2001 required a loss of $1.0 million in claims related to the

World Trade Center terrorist attack. As a result of the actuarial report, the Company has increased its self-insurance rates in 2002 by 21% over 2001. The estimated future charge is designed to capture the recent experience and trends. Actual results could be different. Excluding the insurance charge of $0.50 per diluted share, net income per diluted share declined 3% to $1.80 for 2001 from $1.85 for 2000 due to the increase in diluted average shares outstanding resulting from option exercises.

       As a percentage of revenues, operating expenses and cost of goods sold was 88.3% for 2001, compared to 87.1% in 2000. Consequently, as a percentage of revenues, the Company's gross profit (revenues minus operating expenses and cost of goods sold) of 11.7% in 2001 was lower than the gross profit of 12.9% in 2000. The decrease in gross profit as a percentage of revenues was mostly due to the $20 million insurance adjustment, higher labor and related costs and continued competitive pressure to maintain or lower prices.

       Selling, general and administrative expenses were $172 million in 2001, an increase of 9% from $158 million in 2000. As a percentage of revenues, selling, general and administrative expenses increased from 8.7% for 2000 to 8.8% for 2001, primarily due to an increase in bad debt expense of $3.2 million over the prior year and to salaries and expenses associated with acquisitions including the amortization of goodwill.

       Interest expense was $2.6 million in 2001 compared to $3.3 million for 2000, a decrease of $718,000. This decrease was primarily due to lower weighted average borrowings and interest rates in 2001.

       The effective income tax rate for 2001 was 38%, compared to 39% in 2000. The lower tax rate was due for the most part to a significant increase in the federal work opportunity tax credits in relation to pre-tax income.

       The Company is currently organized into eight separate operating divisions as defined under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". However, only the ABM Janitorial, Ampco System Parking, ABM Engineering, Amtech Lighting, and Amtech Elevator Divisions are reportable using the criteria of SFAS No. 131. Results of Easterday Janitorial Supply Division are included in Other Segments prior to its sale on April 29, 2001. Additional information relating to the Company's industry segments appears in Note 13 of Notes to Consolidated Financial Statements contained in Item 8, "Financial Statements and Financial Statement Schedule." The results of operations from the five reportable operating divisions for 2001 as compared to 2000 are more fully described below:

       The ABM Janitorial Services Division reported revenues for 2001 of $1.2 billion, an increase of $107 million, or 10%, from 2000. This is the Company's largest Division and accounted for nearly 60% of the Company's consolidated revenues in 2001. ABM Janitorial Services revenues increased as a result of acquisitions and new business, particularly in the Mid-Atlantic and Northeast regions. Revenues generated from acquisitions during the prior year contributed $4.8 million of the 2001 increase while the current year acquisitions added $51.1 million. ABM Janitorial Services' operating profits increased 13% in 2001 to $59.9 million when compared to 2000. The higher percentage increase in profits compared to revenues can be primarily attributed to the Company's fixed price contracts on which hourly workers were paid one less workday in 2001 compared to 2000. The change in the number of workdays affects the profit margin on this type of contract.

       Ampco System Parking revenues decreased by 4% in 2001 from 2000 to $166 million, and its operating profits decreased by 53% to $4.1 million during 2001 compared to 2000. The decrease in revenues was mostly due to the loss of three airport contracts, the conversion of lease contracts to management fee contracts, and the effect of the terrorist attacks on September 11, 2001 on sales at airport and hotel facilities. The decrease in operating profits resulted from litigation expense, increased insurance costs and the decline in sales.

       The ABM Engineering Services Division increased revenues by 9% in 2001 from 2000 to $171 million, while its operating profits increased 11% to $9 million for 2001 compared to 2000. The revenue increase was due primarily to additional business. The increase in operating profits is due to the increase in sales and slightly higher profit margins as a result of lower administrative costs.

       Amtech Lighting Services reported a 22% revenue increase to $144 million in 2001 from 2000 due to acquired business from the purchase of SLI Lighting Solutions in March 2001, and sales increases in the Northwest region. The smaller increase in operating profits of 9% to $11 million during 2001 compared to the prior year is attributable to lower margins in the Southeast on business acquired in 2001.

       Revenues for Amtech Elevator Services were $121 million, up by 6% for 2001 over 2000, largely due to an increased customer base. The Amtech Elevator Division reported $4.8 million in operating profits in 2001, a 29% decrease compared to 2000. This decrease in operating profits can be attributed primarily to lower margins on maintenance contracts and losses on several modernization contracts, as well as higher insurance, bad debt, communications and computer related expenses.

       The significant increase in unallocated Corporate expenses for 2001 includes the $20 million insurance adjustment mentioned previously and centralization of marketing and sales expenses compared to the prior year.

       Other Segments represent the results of the remaining divisions including the operating results of Easterday Janitorial Supply Company prior to its sale effective April 30, 2001, which includes a pre-tax gain on sale of $718,000. The loss of Easterday's income in the third and fourth quarter of 2001 was more than offset by the increase in the operating profit of the Company's American Commercial Security Services and CommAir Mechanical Services Divisions.

COMPARISON OF 2000 TO 1999

       Revenues were $1.8 billion in 2000, up $178 million or 11%, from $1.6 billion reported in 1999. The increase in revenues in 2000 over 1999 was attributable to new business and acquisitions made during the prior years. Acquisitions during 2000 accounted for approximately $17.4 million, or 10%, of the total revenue increase of $178 million for 1999. Net income for 2000 was $44.3 million, an increase of 12%, compared to net income of $39.7 million in 1999. Diluted net income per common share also rose 12% to $1.85 for 2000 compared to $1.65 for the same period in 1999. On September 22, 1999 the Company announced a stock repurchase program for up to one million outstanding shares. As of October 31, 2000, 603,000 shares had been reacquired.

       As a percentage of revenues, operating expenses and cost of goods sold were 87.1% for 2000, compared to 86.7% in 1999. Consequently, the Company's gross profit as a percentage of revenues of 12.9% in 2000 was slightly lower than the gross profit of 13.3% in 1999. The gross profit percentage declined mostly due to higher labor and related costs, particularly workers' compensation insurance, and continued competitive pressure to maintain or lower prices. In addition, the Company's hourly workers were paid two additional workdays in 2000 compared to 1999. On fixed price monthly contacts, such increases are not recovered.

       Selling, general and administrative expenses increased 7.2% for 2000 compared to 1999. However, as a percentage of revenues, selling, general and administrative expenses decreased from 9.0% for 1999, to 8.7% for 2000, primarily due to certain costs that do not increase at the same rate as sales. The dollar increase in selling, general and administrative expenses is primarily due to salaries and expenses associated with acquisitions including the amortization of goodwill, and costs associated with the implementation of a new accounting system. The cost increases were somewhat offset by decreased profit sharing expense.

       Interest expense was $3.3 million in 2000 compared to $2.0 million for 1999, a decrease of $1.3 million. This decrease was primarily due to lower weighted average borrowings and interest rates in 2000.

       The income before income taxes (pre-tax income) for 2000 was $72.7 million compared to $67.2 million, an increase of 8% over 1999. Pre-tax income did not increase at the same rate as revenues due to the higher operating expenses.

       The effective income tax rate for 2000 was 39%, compared to 41% in 1999. The lower tax rate was due for the most part to a significant increase in the federal work opportunity tax credits.

       The results of operations from the Company's five reportable operating divisions for 2000 as compared to 1999 are more fully described below:

       Revenues of the ABM Janitorial Services Division increased by 13% during 2000 to $1.1 billion over 1999, as a result of new business, particularly in the Mid-Atlantic, Northwest and Southwest regions. Revenues generated from acquisitions during 1999 contributed about $11.8 million of the 2000 increase while the 2000 acquisitions added $10.8 million. Operating profits increased 8% in 2000 to $53.1 million when compared to 1999. The lower percentage increase in profits can be attributed to low profit margins and high startup costs on some large contracts in this Division's Southeast region as well as the expense of extra workdays in fiscal 2000, as discussed previously.

       Ampco System Parking's revenues increased by 6% to $172.4 million, and its operating profits also increased by 4% to $8.7 million during 2000 compared to 1999. The increase in revenues and operating profits was mostly due to growth in California and Texas, along with small acquisitions in Florida, Texas and Washington.

       The ABM Engineering Services Division increased revenues by 2% to $156.3 million, while its operating profits decreased by 2% to $8.2 million for 2000 compared to 1999. The large revenue increase was due primarily to additional business obtained in New York City and Southern California. The decrease in operating profits was due to lower profit margins and increased administrative costs.

       Amtech Lighting Services reported a 24% revenue increase to $118.4 million in 2000 from 1999 due to increased business in all its markets, except Northern California, and an acquisition in the Southeast. Operating profits increased by 35% to $10.1 million during 2000 compared to the prior year. Profit margins improved due to a reduction in labor and material costs.

       Revenues for Amtech Elevator Services were $114.4 million, up by 18% for 2000 over 1999, largely due to an increased customer base. The Amtech Elevator Division reported a 3% increase in operating profits in 2000 to $6.8 million compared to 1999. The smaller increase in operating profits can be attributed primarily to increased labor, material and insurance costs as well as computer-related expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

       In fiscal 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS Nos. 137 and
138). SFAS No. 133 relates to accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities and measures those instruments at fair value. The Company adopted SFAS No. 133 on November 1, 2000; however, the Company is not a party to any contracts that would meet the definition of a derivative under SFAS No. 133. Upon adoption of this standard there was no effect on the Company's financial statements.

       In July 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Historically, all acquisitions by the Company have been accounted for as purchases, thus there was no effect on the Company's financial statements upon adoption of this standard. SFAS No. 142 becomes effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company plans to early adopt the provisions of SFAS No. 142 beginning in the first quarter of fiscal 2002. In accordance with this standard, goodwill will no longer be amortized but will be subject to annual assessment for impairment by applying a fair-value-based test. All other intangible assets will continue to be amortized over their estimated useful lives. Goodwill amortization expense was $12.3 million for the twelve months ended October 31, 2001. The Company's preliminary determination has indicated no impairment of its goodwill carrying value.

       In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not anticipated to have a material effect on the Company's results of operations or financial condition.

       In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and elements of APB 30, "Reporting the Results of Operations--Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions". SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. SFAS No. 144 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 144 is not anticipated to have a material effect on the Company's results of operations or financial condition.

SAFE HARBOR STATEMENT

       Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995: Because of the factors set forth below, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein which are not historical facts are forward-looking statements that are subject to meaningful risks and uncertainties, including but not limited to: (1) significant decreases in commercial real estate occupancy, resulting in reduced demand and prices for building maintenance and other facility services in the Company's major markets, (2) loss or bankruptcy of one or more of the Company's major customers, which could adversely affect the Company's ability to collect its accounts receivable or recover its deferred costs, (3) major collective bargaining issues that may cause loss of revenues or cost increases that non-union companies can use to their advantage in gaining market share, (4) significant shortfalls in adding additional customers in existing and new territories and markets, (5) a protracted slowdown in the Company's acquisition activities, (6) legislation or other governmental action that severely impacts one or more of the Company's lines of business, such as price controls that could restrict price increases, or the unrecovered cost of any universal employer-paid health insurance, as well as government investigations that adversely affect the Company, (7) reduction or revocation of the Company's line of credit, which would increase interest expense or the cost of capital, (8) cancellation or nonrenewal of the Company's primary insurance policies, as many customers contract out services based on the contractor's ability to provide adequate insurance coverage and limits, (9) catastrophic uninsured or underinsured claims against the Company, the inability of the Company's insurance carriers to pay otherwise insured claims, or inadequacy in the Company's reserve for self-insured claims, (10) inability to employ entry level personnel due to labor shortages, (11) resignation, termination, death or disability of one or more of the Company's key executives, which could adversely affect customer retention and day-to-day management of the Company, and (12) other material factors that are disclosed from time to time in the Company's public filings with the United States Securities and Exchange Commission, such as reports on Forms 8-K, 10-K and 10-Q.

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

ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
ABM Industries Incorporated:

       We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
-------------------------
KPMG LLP

San Francisco, California
December 17, 2001

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

OCTOBER 31                                                                                    2001              2000
(in thousands, except share amounts)
                                                                                            ---------         ---------
ASSETS
Cash and cash equivalents                                                                   $   3,052         $   2,000
Trade accounts receivable (less allowances of $9,420 and $8,825)                              367,201           353,017
Inventories                                                                                    25,974            25,513
Deferred income taxes                                                                          26,806            17,531
Prepaid expenses and other current assets                                                      42,508            38,758
                                                                                            ---------         ---------
      Total current assets                                                                    465,541           436,819
Investments and long-term receivables                                                          13,871            13,920
Property, plant and equipment (less accumulated depreciation of $65,951 and $65,753)           42,936            40,734
Goodwill (less accumulated amortization of $73,264 and $61,693)                               113,199           109,407
Deferred income taxes                                                                          35,400            32,537
Other assets                                                                                   12,153             8,568
                                                                                            ---------         ---------
                                                                                            $ 683,100         $ 641,985
                                                                                            =========         =========
LIABILITIES

Current portion of long-term debt                                                           $  10,877         $     865
Bank overdraft                                                                                     --            15,952
Trade accounts payable                                                                         50,671            45,312
Income taxes payable                                                                            6,816             8,083
Accrued liabilities:
   Compensation                                                                                62,854            54,901
   Taxes--other than income                                                                    20,409            18,195
   Insurance claims                                                                            48,193            43,361
   Other                                                                                       36,179            25,951
                                                                                            ---------         ---------
      Total current liabilities                                                               235,999           212,620
Long-term debt (less current portion)                                                             942            36,811
Retirement plans                                                                               21,483            22,386
Insurance claims                                                                               63,499            47,459
                                                                                            ---------         ---------
      Total liabilities                                                                       321,923           319,276

SERIES B 8% SENIOR REDEEMABLE CUMULATIVE PREFERRED STOCK,
   6,400 shares authorized, issued and outstanding, stated at redemption value,
   $1,000 per share at October 31, 2000                                                            --             6,400
STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 500,000 shares authorized; none issued                            --                --
Common stock, $.01 par value; 100,000,000 shares authorized; 24,389,000 and
    22,999,000 shares issued and outstanding at October 31, 2001 and
    2000, respectively                                                                            244               230
Additional paid-in capital                                                                    131,242           102,902
Accumulated other comprehensive income                                                           (763)             (653)
Retained earnings                                                                             230,454           213,830
                                                                                            ---------         ---------
      Total stockholders' equity                                                              361,177           316,309
                                                                                            ---------         ---------
                                                                                            $ 683,100         $ 641,985
                                                                                            =========         =========


The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED OCTOBER 31                                 2001              2000              1999
(in thousands, except per share amounts)
                                                    ----------        ----------        ----------
REVENUES AND OTHER INCOME                           $1,950,038        $1,807,557        $1,629,716
                                                    ----------        ----------        ----------
EXPENSES

   Operating expenses and cost of goods sold         1,722,334         1,573,998         1,413,541
   Selling, general and administrative                 172,157           157,546           146,984
   Interest                                              2,602             3,320             1,959
                                                    ----------        ----------        ----------
                                                     1,897,093         1,734,864         1,562,484
                                                    ----------        ----------        ----------
INCOME BEFORE INCOME TAXES                              52,945            72,693            67,232
Income taxes                                            20,119            28,350            27,565
                                                    ----------        ----------        ----------
NET INCOME                                          $   32,826        $   44,343        $   39,667
                                                    ==========        ==========        ==========
NET INCOME PER COMMON SHARE
   Basic                                            $     1.36        $     1.94        $     1.77
   Diluted                                          $     1.30        $     1.85        $     1.65
                                                    ==========        ==========        ==========
COMMON AND COMMON EQUIVALENT SHARES
   Basic                                                23,799            22,551            22,067
   Diluted                                              25,010            23,709            23,748
                                                    ==========        ==========        ==========


The accompanying notes are an integral part of the consolidated financial statements.


                                      17-A

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                    Accumulated
YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999          Common Stock       Additional     Other
                                                   ----------------       Paid-in   Comprehensive    Retained
(in thousands)                                     Shares    Amount       Capital      Income        Earnings       Total
                                                   ------    ------     ----------  -------------    --------       -----
BALANCE OCTOBER 31, 1998                           21,601     $ 216      $ 79,904      $ (696)      $ 157,414      $236,838
Comprehensive income:
Net income                                                                                             39,667        39,667
        Other comprehensive income:
        Foreign currency translation                                                       61                            61
                                                                                                                   --------
Comprehensive income                                                                                                 39,728
Dividends:
        Common stock                                                                                  (12,543)      (12,543)
        Preferred stock                                                                                  (512)         (512)
Tax benefit from exercise of stock options                                    387                                       387
Stock purchases                                      (220)       (2)       (5,446)                                   (5,448)
Stock issued under employees' stock purchase
        and option plans and for acquisition        1,026        10        18,491                                    18,501
                                                   ------     -----     ---------      ------       ---------      --------
BALANCE OCTOBER 31, 1999                           22,407       224        93,336        (635)        184,026       276,951
Comprehensive income:
Net income                                                                                             44,343        44,343
        Other comprehensive income:
        Foreign currency translation                                                      (18)                          (18)
                                                                                                                   --------
Comprehensive income                                                                                                 44,325
Dividends:
        Common stock                                                                                  (14,027)      (14,027)
        Preferred stock                                                                                  (512)         (512)
Tax benefit from exercise of stock options                                    480                                       480
Stock purchases                                      (383)       (4)       (8,386)                                   (8,390)
Stock issued under employees' stock purchase
        and option plans and for acquisition          975        10        17,472                                    17,482
                                                   ------     -----     ---------      ------       ---------      --------
BALANCE OCTOBER 31, 2000                           22,999       230       102,902        (653)        213,830       316,309
Comprehensive income:
Net income                                                                                             32,826        32,826
        Other comprehensive income:
        Foreign currency translation                                                     (110)                         (110)
                                                                                                                   --------
Comprehensive income                                                                                                 32,716
Dividends:
        Common stock                                                                                  (15,770)      (15,770)
        Preferred stock                                                                                  (432)         (432)
Tax benefit from exercise of stock options                                  3,651                                     3,651
Stock issued under employees' stock purchase
        and option plans and for acquisition        1,390        14        24,689                                    24,703
                                                   ------     -----     ---------      ------       ---------      --------
BALANCE OCTOBER 31, 2001                           24,389     $ 244     $ 131,242      $ (763)      $ 230,454      $361,177
                                                   ======     =====     =========      ======       =========      ========


The accompanying notes are an integral part of the consolidated financial statements.


                                      17-B

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31                                                     2001                2000                1999
(in thousands)
                                                                        -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                            $ 1,918,558         $ 1,739,297         $ 1,589,775
Other operating cash receipts                                                 5,523               2,347               1,491
Interest received                                                               859                 580                 870
Cash paid to suppliers and employees                                     (1,822,629)         (1,686,988)         (1,522,495)
Interest paid                                                                (2,991)             (3,209)             (2,025)
Income taxes paid                                                           (33,524)            (33,102)            (32,311)
                                                                        -----------         -----------         -----------
Net cash provided by operating activities                                    65,796              18,925              35,305
                                                                        -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                  (16,922)            (18,717)            (19,451)
Proceeds from sale of assets                                                  1,253               1,164                 922
Decrease (increase) in investments and long-term receivables                     49                 370              (1,885)
Purchase of businesses                                                      (23,401)            (14,191)            (10,980)
Proceeds from sale of business                                               12,000                  --                  --
                                                                        -----------         -----------         -----------
Net cash used in investing activities                                       (27,021)            (31,374)            (31,394)
                                                                        -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued, including tax benefit                                   26,688              16,381              17,178
Common stock purchases                                                           --              (8,390)             (5,448)
Preferred stock redemption                                                   (6,400)                 --                  --
Dividends paid                                                              (16,202)            (14,539)            (13,055)
(Decrease) increase in bank overdraft                                       (15,952)             10,985               2,492
Long-term borrowings                                                        108,000             126,000              57,064
Repayments of long-term borrowings                                         (133,857)           (118,127)            (61,847)
                                                                        -----------         -----------         -----------
Net cash (used in) provided by financing activities                         (37,723)             12,310              (3,616)
                                                                        -----------         -----------         -----------
Net increase (decrease) in cash and cash equivalents                          1,052                (139)                295
Cash and cash equivalents beginning of year                                   2,000               2,139               1,844
                                                                        -----------         -----------         -----------
CASH AND CASH EQUIVALENTS END OF YEAR                                   $     3,052         $     2,000         $     2,139
                                                                        ===========         ===========         ===========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
   BY OPERATING ACTIVITIES:
Net income                                                              $    32,826         $    44,343         $    39,667
ADJUSTMENTS:
Depreciation                                                                 13,710              12,265              10,815
Amortization                                                                 12,618              11,259               9,883
Provision for bad debts                                                       6,134               2,971               2,257
Gain on sale of assets                                                          (41)               (265)               (160)
Gain on sale of business                                                       (718)                 --                  --
Increase in deferred income taxes                                           (12,138)             (5,517)             (6,537)
Increase in trade accounts receivable                                       (24,340)            (65,555)            (39,304)
Increase in inventories                                                      (3,223)             (2,217)               (331)
Increase in prepaid expenses and other current assets                        (3,045)             (1,200)             (1,950)
(Increase) decrease in other assets                                              40               2,475              (3,295)
(Decrease) increase in income taxes payable                                  (1,267)                765               1,791
(Decrease) increase in retirement plans accrual                                (903)              3,092               3,320
Increase in insurance claims liability                                       18,872               7,155               4,500
Increase in trade accounts payable and other accrued liabilities             27,271               9,354              14,649
                                                                        -----------         -----------         -----------
   Total adjustments to net income                                           32,970             (25,418)             (4,362)
                                                                        -----------         -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $    65,796         $    18,925         $    35,305
                                                                        ===========         ===========         ===========
SUPPLEMENTAL DATA:
Non-cash investing activities:
Common stock issued for net assets of business acquired                 $     1,666         $     1,581         $     1,710
                                                                        ===========         ===========         ===========


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

       USE OF ESTIMATES: The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

       TRADE ACCOUNTS RECEIVABLE: The Company's accounts receivable arise from services provided to its customers and are generally due and payable on terms varying from the receipt of invoice to net thirty days. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk.

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

       The Company is implementing an enterprise-wide information system. External direct costs of materials and services and payroll-related costs of employees working solely on the development of the system are capitalized. Capitalized costs of the project are being amortized over a period of seven years beginning on May 1, 2000. Training costs are expensed as incurred.

       GOODWILL: Goodwill, which represents the excess of cost over fair value of net tangible assets of businesses acquired, is amortized on a straight-line basis over periods not exceeding 40 years. It is the Company's policy to carry goodwill applicable to acquisitions prior to 1971 of $1,433,000 at cost until such time as there may be evidence of diminution in value.

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

       REVENUE RECOGNITION: The Company earns revenue primarily under service contracts that are either fixed price or are time and materials based. In both contract types, revenue is recognized as the services are performed. Under the fixed price contacts, there are no up-front fee arrangements or acceptance requirements that would require deferral of revenue recognition under Staff Accounting Bulletin No. 101.

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

                                                2001                 2000                 1999
                                            ------------         ------------         ------------
Net income                                  $ 32,826,000         $ 44,343,000         $ 39,667,000
Preferred stock dividends                       (432,000)            (512,000)            (512,000)
                                            ------------         ------------         ------------
                                            $ 32,394,000         $ 43,831,000         $ 39,155,000
                                            ============         ============         ============
Common shares outstanding -- basic            23,799,000           22,551,000           22,067,000
Effect of dilutive securities:
   Stock options                               1,150,000            1,035,000            1,544,000
   Other                                          61,000              123,000              137,000
                                            ------------         ------------         ------------
Common shares outstanding -- diluted          25,010,000           23,709,000           23,748,000
                                            ============         ============         ============

       For the purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. On October 31, 2001, 2000 and 1999, options to purchase common shares of 874,000, 1,078,000 and 1,268,000 at a weighted average exercise price of $32.62, $31.71 and $31.09, respectively, were excluded from the computation.

       CASH AND CASH EQUIVALENTS: The Company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

       STOCK-BASED COMPENSATION: The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

       COMPREHENSIVE INCOME: Comprehensive income consists of net income and other related gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such comprehensive income items consist of unrealized foreign currency translation gains and losses.

2.     INSURANCE

       Certain insurable risks such as general liability, property damage and workers' compensation are self-insured by the Company. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company's self-insurance program are recorded on a claim-incurred basis. The accrual includes any general liability, property damage or workers' compensation claim that as of the applicable accounting period end was incurred. The Company's method accounts for known claims and incurred but not reported claims. The claim-incurred method includes cost factors for inflation and the cost of litigation and administration. The Company uses independent actuaries to annually evaluate and record the Company's estimated claim costs and liabilities and accrues an amount that is within an actuarial range of exposure. The estimated liability for claims incurred but unpaid at October 31, 2001 and 2000 was $111,692,000 and $90,820,000,
respectively. In the fourth quarter of fiscal year 2001, the Company recorded a $20,000,000 pre-tax expense to strengthen reserves as a result of the actuarial evaluation. In connection with certain self-insurance agreements, the Company has standby letters of credit at October 31, 2001 supporting the estimated unpaid liability in the amount of $39,800,000.

3.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at October 31, consisted of the following:

(in thousands of dollars)                               2001            2000
                                                      --------        --------
Land                                                  $    876        $    878
Buildings                                                4,120           4,334
Transportation equipment                                15,546          13,127
Machinery and other equipment                           73,543          73,056
Leasehold improvements                                  14,802          15,092
                                                      --------        --------
                                                       108,887         106,487
Less accumulated depreciation and amortization          65,951          65,753
                                                      --------        --------
                                                      $ 42,936        $ 40,734
                                                      ========        ========

4.     LONG-TERM DEBT AND CREDIT AGREEMENT

       The Company has a $150 million syndicated line of credit which will expire July 1, 2002. The unsecured revolving credit facility provides, at the Company's option, interest at the prime rate or IBOR+.35%. The facility calls for a commitment fee payable quarterly, in arrears, of .12% based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued in conjunction with the Company's self-insurance program plus cash borrowings are considered to be outstanding amounts. As of October 31, 2001, the total outstanding amount under this facility was $52,000,000, comprised of $10,000,000 in loans and $42,000,000 in standby letters of credit. The interest rate at October 31, 2001, on loans outstanding under this agreement was 2.9%. The Company is required under this agreement to maintain certain financial ratios and has limitations on outside borrowings.

       One of the provisions of the Company's revolving credit facility required a fixed charge ratio to be maintained at the end of each quarterly reporting period. As a result of its fiscal 2001 fourth quarter loss, the Company's fixed charge ratio did not meet this requirement for the quarter ended October 31, 2001. The Company received a waiver from its lenders addressing the deficiency for the quarter ended October 31, 2001. The Company was in compliance with all other debt covenants as of October 31, 2001.

       The Company has a loan agreement with a major U.S. bank with a balance of $1,808,000, at October 31, 2001. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due February 15, 2002 and 2003.

       The long-term debt and credit facility of $11,819,000 matures in the years ending October 31 as follows: $10,877,000 in 2002 and $942,000 in 2003.

       Long-term debt at October 31, is summarized as follows:

(in thousands of dollars)                                       2001           2000
                                                              -------        -------
Revolving credit facility with interest at 2.9 -- 9.5%        $10,000        $35,000
Note payable to bank with interest at 6.78%                     1,808          2,622
Other                                                              11             54
                                                              -------        -------
                                                               11,819         37,676
Less current portion                                           10,877            865
                                                              -------        -------
                                                              $   942        $36,811
                                                              =======        =======

5.     EMPLOYEE BENEFIT PLANS

       All of the Company's employee benefit plans are unfunded, thus there is no additional pension liability and hence no other comprehensive income to disclose.

(a)    RETIREMENT AGREEMENTS

       The Company has unfunded retirement agreements for approximately 52 current and former directors and senior executives, many of which are fully vested. The agreements provide for annual benefits for ten years commencing at the later of the respective retirement dates of those executives or age 65. The benefits are accrued over various periods based on expected retirement dates. During 2001, 2000 and 1999, amounts accrued under these agreements were $506,000, $684,000 and $674,000, respectively. Payments were made in 2001, 2000 and 1999 in the amounts of $242,000, $171,000 and $231,000, respectively. At October 31, 2001, the present value of estimated future payments under these agreements is approximately $4,400,000.

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

       The Company provided for profit sharing contributions of $1,643,000 for 1999. No contribution was provided for fiscal year 2001 and 2000. The Company's matching 401(k) contributions required by the 401(k) plan for 2001, 2000 and 1999 were approximately $1,534,000, $1,191,000 and $1,210,000, respectively.

       Effective January 1, 2002, the Company is amending its plan to adopt the "safe harbor" rules of 401(k) plans. These rules contain more generous company match provisions and cover many employees not previously included. Therefore, the Company will incur additional future costs, which will be dependent on increased levels of voluntary participation.

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

       Effective January 1, 2002, this plan will be amended to no longer award any additional days to employees. The enhancement of the 401(k) plan has replaced benefits previously provided under this plan. The Company will continue to incur interest costs related to this plan as the value of previously earned benefits continues to increase.

       Net cost of the plan is comprised of:

(in thousands of dollars)                        2001                 2000                 1999
                                                ------               ------               ------
Service cost                                    $  427               $  380               $  396
Interest                                           358                  318                  255
                                                ------               ------               ------
Net cost                                        $  785               $  698               $  651

Actuarial present value of:
   Vested benefit obligation                    $4,479               $3,895               $3,724
   Accumulated benefit obligation               $4,662               $4,067               $3,850
   Projected benefit obligation                 $5,342               $4,746               $4,571
                                                ======               ======               ======

       Assumptions used in accounting for the plan as of October 31 were:

                                                       2001               2000               1999
                                                       ----               ----               ----
Weighted average discount rate                         7.5%               7.5%               6.5%
Rate of increase in compensation level                 5.0%               5.0%               5.0%
                                                       ===                ===                ===

(d)    PENSION PLAN UNDER COLLECTIVE BARGAINING

       Certain qualified employees of the Company are covered under union-sponsored collectively bargained multi-employer defined benefit plans. Contributions for these plans were approximately $30,259,000, $26,913,000 and $25,516,000 in 2001, 2000 and 1999, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

6.     LEASE COMMITMENTS AND RENTAL EXPENSE

       The Company is obligated under noncancelable operating leases for various facilities and equipment.

       As of October 31, 2001, future minimum lease commitments under noncancelable operating leases are as follows:

Years ending   (in thousands of dollars)
------------
     2002                                      $  45,888
     2003                                         36,139
     2004                                         23,945
     2005                                         17,613
     2006                                         12,671
     Thereafter                                   65,652
                                               ---------
Total minimum lease commitments                $ 201,908
                                               =========

       Rental expense for the years ended October 31, is summarized as follows:

(in thousands of dollars)                           2001            2000            1999
                                                  --------        --------        --------
Minimum rentals under noncancelable leases        $ 55,780        $ 53,387        $ 52,231
Contingent rentals                                  43,645          42,641          41,441
Short-term rental agreements                         3,911           4,682           2,758
                                                  --------        --------        --------
                                                  $103,336        $100,710        $ 96,430
                                                  ========        ========        ========

       Contingent rentals are applicable to leases of parking lots and garages and are based on percentages of the gross receipts attributable to the related facilities.

7.     REDEEMABLE CUMULATIVE PREFERRED STOCK

       On June 23, 1993, the Company authorized and on September 1, 1993, issued 6,400 shares of preferred stock having a par value of $0.01 per share shares in conjunction with the acquisition of System Parking. These shares designated as Series B 8% Senior Redeemable Cumulative Preferred Stock (Series B Preferred Stock) were entitled to one vote per share on all matters upon which common stockholders were entitled to vote and had a redemption price of $1,000 per share, together with accrued and unpaid dividends thereon. Redemption of the Series B Preferred Stock was at the option of the holders for any or all of the outstanding shares after September 1, 1998 or at the option of the Company after September 1, 2001. The total redemption value of the shares outstanding at October 31, 2000 in an amount of $6,400,000 was classified on the Company's balance sheet as redeemable cumulative preferred stock. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series B Preferred Stock would have been paid the redemption price plus all accrued dividends to the date of liquidation, dissolution or winding up of affairs before any payment to other stockholders.

       On September 4, 2001, the Company redeemed 6,400 shares of Series B 8% Senior Redeemable Cumulative Preferred Stock having a par value of $0.01 per share and redemption price of $1,000 per share.

       Dividends of $128,000 were due and payable each quarter on the Series B Preferred Stock. In fiscal 2001, $128,000 was paid in each of the first three quarters and $48,000 was paid for the remaining period at time of redemption. The dividends were deducted from net income in determining net income per common share.

8.     CAPITAL STOCK

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

       As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. In the three-year period ended October 31, 2001, the exercise price of all options granted to employees had equivalent fair market values. Therefore, no compensation expense has been recognized in the financial statements for employee stock awards.

       Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net earnings and earnings per share had the

Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. The use of these models requires subjective assumptions, including future stock price volatility and expected time to exercise, which can have a significant effect on the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 9.2 years,
9.1 years, and 11.9 years from the date of grant in fiscal 2001, 2000, and 1999, respectively; expected stock price volatility of 28.1%, 27.7% and 26.2%, respectively; expected dividend yields of 2.2%, 3.1% and 1.9%, and risk free interest rates of 5.3%, 6.7%, and 5.0% in fiscal 2001, 2000, and 1999, respectively.

       The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal awards had been amortized to expense over the vesting period of the awards, pro forma net earnings would have been $29,102,000 ($1.15 per diluted share) for fiscal 2001, $39,477,000 ($1.64 per diluted share) for fiscal 2000, and $35,409,000 ($1.47 per diluted share) for fiscal 1999. The impact of outstanding stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 2001, 2000, and 1999 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all future applicable stock grants.

       Under the "Price-Vested" Performance Stock Option Plan options were granted with a ten-year term. If, during the first four years, the stock price achieved and maintained a set price for ten out of thirty consecutive trading days, the options associated with the price would vest. The prices established were $25, $30, $35 and $40, with 25% of the options vesting at each price point. If, at the end of four years, any of the stock price performance targets were not achieved, then the remaining options would vest at the end of eight years from the date the options were granted. SFAS 123 requires that the projected value of the options be determined on the grant date and recognized over the period in which the options are earned (the vesting period). For these options, the projected value of the options was determined and that value was to be recognized over the eight-year vesting period unless vesting occurs at an earlier date. In fiscal 2001 ABM stock achieved and maintained for the requisite ten-day period, the price required for the third target. As a result, 75% of all options issued prior to the current fiscal year are now vested, and the projected value of that 75% less any amounts previously recognized for outstanding options is recognized in this year's pro forma calculation. Additionally as a result of the price performance, the options awarded during the current fiscal year will vest 75% in December 2001, the one-year anniversary of the grant date. Of the remaining 25% of the granted options yet to be vested, one-eighth is recognized annually from the grant date, unless vesting occurs at an earlier date by the stock achieving a price of $40 per share and maintaining that price for ten out of 30 consecutive trading days.

"TIME-VESTED" INCENTIVE STOCK OPTION PLAN, AS AMENDED

       In 1987, the Company adopted a stock option plan under which 1,200,000 shares were reserved for grant until December 31, 1996. In March 1994, this plan was amended to reserve an additional 1,000,000 shares. In March 1996, the plan was amended again to reserve another 2,000,000 shares. Options which terminate without being exercised may be reissued. At October 31, 2001, 637,850 shares remained available for grant.

       Transactions under this plan are summarized as follows:

                                                                                      Weighted
                                                               Number                 Average
                                                                 of                   Exercise
                                                               Options                 Price
                                                               -------                --------
Balance October 31, 1998                                      2,012,000                $16.40
Granted (Weighted average fair value of $8.34)                  126,000                $30.86
Exercised                                                      (296,000)               $10.28
Terminated                                                      (35,000)               $18.30

                                                              ---------                ------
Balance October 31, 1999                                      1,807,000                $18.37
Granted (Weighted average fair value of $6.18)                  225,000                $21.22
Exercised                                                      (155,000)               $11.29
Terminated                                                      (25,000)               $24.53
                                                              ---------                ------
Balance October 31, 2000                                      1,852,000                $19.23
Granted (Weighted average fair value of $9.50)                  273,000                $30.31
Exercised                                                      (434,000)               $13.76
Terminated                                                     (108,000)               $24.52
                                                              ---------                ------
Balance October 31, 2001                                      1,583,000                $22.28
                                                              =========                ======


                           Outstanding                                            Exercisable
------------------------------------------------------------------          -----------------------
                                         Weighted
                                          Average         Weighted                         Weighted
      Range                Number        Remaining        Average            Number        Average
       of                    of         Contractual       Exercise             of          Exercise
     Prices               Options       Life (Years)        Price           Options         Price
---------------           -------       ------------      --------          -------        --------
$ 8.49 -- 13.32           263,000           2.4            $ 9.39           263,000         $ 9.39
$17.44 -- 28.22           817,000           5.9            $20.53           572,000         $19.40
$29.41 -- 36.59           503,000           7.7            $31.85           149,000         $32.88
===============           =======           ===            ======           =======         ======

"PRICE-VESTED" PERFORMANCE STOCK OPTION PLAN

       In December 1996, the Company adopted a stock option plan under which 1,500,000 shares have been reserved. The options expire 10 years after the date of grant and any options which terminate without being exercised may be reissued. Each option will have a pre-defined vesting price which provides for accelerated vesting if the fair market value of the Company's common stock is equal to or greater than the pre-defined vesting price for 10 trading days in any period of 30 consecutive trading days. Vested options will become exercisable only after the first anniversary of its grant date. Any option that has not vested prior to the fourth anniversary of its grant date will vest on the eighth anniversary of its grant date. At October 31, 2001, 100,000 shares remained available for grant.

       Transactions under this plan are summarized as follows:

                                                                                       Weighted
                                                                 Number                Average
                                                                  of                   Exercise
                                                                Options                 Price
                                                               ---------               --------
Balance October 31, 1998                                       1,150,000                $22.40
Exercised                                                        (15,000)               $20.00
                                                               ---------                ------
Balance October 31, 1999                                       1,135,000                $22.37
Granted (Weighted average fair value of $7.01)                   160,000                $20.75
Exercised                                                        (75,000)               $20.00
Terminated                                                       (75,000)               $22.98
                                                               ---------                ------
Balance October 31, 2000                                       1,145,000                $22.33
Granted (Weighted average fair value of $10.96)                  180,000                $30.75
Exercised                                                       (210,000)               $20.18
Terminated                                                       (85,000)               $27.90
                                                               ---------                ------
Balance October 31, 2001                                       1,030,000                $23.78
                                                               =========                ======

                       Outstanding                                   Exercisable
-----------------------------------------------------------     ---------------------
                                   Weighted
                                    Average        Weighted                  Weighted
      Range           Number       Remaining       Average       Number      Average
       of              of         Contractual      Exercise       of         Exercise
     Prices          Options      Life (Years)      Price       Options       Price
---------------      -------      ------------     --------     -------      --------
$20.00 -- 25.59      750,000          5.6           $20.40      530,000       $20.42
$30.75 -- 36.59      280,000          8.2           $32.84       50,000       $36.59
===============      =======          ===           ======       ======       ======


"AGE-VESTED" CAREER STOCK OPTION PLAN, AS AMENDED

       In 1984, the Company adopted a stock option plan whereby 680,000 shares were reserved for grant. In March of 1996, another 1,000,000 shares were reserved for grant under the plan. As amended December 20, 1994, options which have been granted at fair market value are 50% exercisable when the option holders reach their 61st birthday and the remaining 50% will vest on their 64th birthday. To the extent vested, the options may be exercised at any time prior to one year after termination of employment. Options which terminate without being exercised may be reissued. At October 31, 2001, 418,000 shares remained available for grant.

       Transactions under this plan are summarized as follows:

                                                                                        Weighted
                                                                 Number                 Average
                                                                  of                    Exercise
                                                                Options                  Price
                                                               ---------                -------
Balance October 31, 1998                                       1,184,000                $ 18.29
Granted (Weighted average fair value of $14.59)                   75,000                $ 31.88
Exercised                                                        (56,000)               $  6.22
Terminated                                                       (16,000)               $  9.31
                                                               ---------                -------
Balance October 31, 1999                                       1,187,000                $ 19.86
Granted (Weighted average fair value of $7.54)                    75,000                $ 20.75
Exercised                                                        (56,000)               $  5.92
Terminated                                                      (105,000)               $ 19.80
                                                               ---------                -------
Balance October 31, 2000                                       1,101,000                $ 20.96
Granted (Weighted average fair value of $12.84)                   73,000                $ 30.75
Exercised                                                       (211,000)               $ 11.30
Terminated                                                       (46,000)               $ 20.57
                                                               ---------                -------
Balance October 31, 2001                                         917,000                $ 23.00
                                                               =========                =======

                        Outstanding                                   Exercisable
----------------------------------------------------------        --------------------
                                  Weighted
                                   Average        Weighted                    Weighted
      Range          Number       Remaining       Average          Number     Average
       of             of         Contractual      Exercise          Of        Exercise
     Prices         Options      Life (Years)       Price         Options       Price
---------------     -------      ------------     --------        -------     --------
$ 5.72              154,000          4.6            $ 5.72         6,000       $ 5.72
$11.25 -- 19.44     130,000          6.4            $11.72        25,000       $11.25
$20.75               60,000         15.3            $20.75            --           --
$29.41 -- 36.59     573,000         11.7            $30.45        89,000       $30.62
===============     =======         ====            ======        ======       ======

EMPLOYEE STOCK PURCHASE PLAN, AS AMENDED

       In 1985, the Company adopted an employee stock purchase plan under which sale of 5 million shares of its common stock has been authorized. In March of 1996 and 1999, sales of an additional 1,200,000 shares each were authorized, and again in March of 2001, 1,200,000 additional shares were authorized under this plan. The purchase price of the shares under the plan is the lesser of 85% of the fair market value at the commencement of each plan year or 85% of the fair market value on the date of purchase. Employees may designate up to 10% of their compensation for the purchase of stock. During 2001, 2000, and 1999, 527,000, 635,000, and 602,000 shares of stock were issued under the plan for an aggregate purchase price of $12,142,000, $12,588,000 and $13,632,000, respectively. The weighted average fair value of those purchase rights granted in 2001, 2000, and 1999 was $7.00, $7.27, and $7.32, respectively, and were issued at a weighted average price of $23.04, $19.84 and $23.25, respectively. At October 31, 2001, 930,000 shares remained unissued under the plan.

9.     INCOME TAXES

       The provision for income taxes is made up of the following components for each of the years ended October 31:

(in thousands of dollars)       2001                    2000                    1999
                              --------                --------                --------
Current
   Federal                    $ 28,046                $ 29,793                $ 29,807
   State                         4,170                   4,051                   4,286
   Foreign                          41                      23                       9

Deferred
   Federal                     (11,002)                 (5,071)                 (6,022)
   State                        (1,136)                   (446)                   (515)
                              --------                --------                --------
                              $ 20,119                $ 28,350                $ 27,565
                              ========                ========                ========

       Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. statutory rates to pretax income from operations as a result of the following for the years ended October 31:

                                                                       2001              2000              1999
                                                                       ----              ----              ----
Statutory rate                                                         35.0%             35.0%             35.0%
State and local taxes on income, net of federal tax benefit             3.6               3.1               3.5
Tax credits                                                            (5.1)             (3.6)             (2.6)
Nondeductible expenses and other--net                                   4.5               4.5               5.1
                                                                       ----              ----              ----
                                                                       38.0%             39.0%             41.0%
                                                                       ====              ====              ====


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, are presented below:

(in thousands of dollars)                          2001                 2000
                                                 --------             --------
Deferred tax assets:
   Self-insurance claims                         $ 43,183             $ 33,214
   Bad debt allowance                               3,652                2,464
   Deferred and other compensation                 13,579               12,063
   Goodwill amortization                            5,026                4,099
   Other                                            1,952                2,967
                                                 --------             --------
Total gross deferred tax assets                    67,392               54,807
                                                 --------             --------
Deferred tax liabilities:
   Deferred software development cost              (3,817)              (2,038)
   Union pension contributions                     (1,369)              (2,701)
                                                 --------             --------
Total gross deferred tax liabilities               (5,186)              (4,739)
                                                 --------             --------
Net deferred tax assets                          $ 62,206             $ 50,068
                                                 ========             ========

       Management has determined that it is more likely than not that the total net deferred tax asset will be realized.

10.    ACQUISITIONS AND DIVESTITURES

       All acquisitions have been accounted for using the purchase method of accounting; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is generally included in goodwill. Most purchase agreements provide for contingent payments based on the annual pretax income for subsequent periods ranging generally from three to five years. Any such future payments are generally capitalized as goodwill when paid. Cash paid for acquisitions, including any contingent amounts based on subsequent earnings, was $23,401,000 in 2001. In addition, common shares, with a fair market value of $1,666,000 at the date of issuance, were issued in 2001 under the contingent payment provisions of a prior year acquisition. As these acquisitions were not significant, pro forma information is not included in these financial statements.

       Acquisitions and dispositions made during the fiscal year 2001 are discussed below:

       Effective February 1, 2001, the Company acquired the operations and selected assets of Arcade Cleaning L.P., a janitorial services company, with customers located in the Northeast and Midwest regions. The terms included a cash payment made at closing plus annual contingent payments based on operating profits to be made over five years. This acquisition contributed $47,141,000 in revenues in fiscal year 2001.

       Effective March 26, 2001, the Company acquired selected customer contracts and certain assets of SLI Lighting Solutions, a lighting services company, with customers in the Mid-Atlantic and Southeastern regions. The terms included a cash payment made at closing plus semi-annual contingent payments based on gross profits to be made over three years. This acquisition contributed $13,455,000 in revenues in fiscal year 2001.

       Effective April 1, 2001, the Company acquired the operations and selected assets of CarpetMaster Cleaning, a provider of janitorial and related services in Albany and the surrounding capital district of New York. The terms included a cash payment, of which 51% was made at closing and 49% paid in May 2001, plus annual contingent payments based on operating profits to be made over five years. This acquisition contributed $3,946,000 in revenues in fiscal year 2001.

       Effective June 11, 2001, the Company acquired the operations and selected assets of Sundown Security, Inc., a security services company, with customers located in the Sacramento, California area. The terms included a cash payment made at closing plus annual contingent payments based on operating profits to be made over five years. This acquisition contributed $1,130,000 in revenues in fiscal year 2001.

       The aggregate consideration paid for these acquisitions was $11,749,000 including $7,222,000 allocated to goodwill.

       Effective April 30, 2001, the Company sold its Easterday Janitorial Supply Division to AmSan West, Inc. In fiscal 2000, this Division had annual revenues of $43,868,000, of which 27% were intercompany sales, and assets of $11,574,000. In 2001, this Division contributed $15,054,000 in revenues after intercompany sales elimination. The sale of Easterday will allow the Company to focus on its building maintenance and other operational services. The sale does not have a material effect on the Company's consolidated net assets, financial position or results of operations. The sales price for Easterday was $12,000,000, which was received on May 1, 2001. Included in operating profits for the fiscal year ended October 31, 2001, is a pre-tax gain of $718,000.

11.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value due to the short-maturity of these instruments.

       Financial instruments included in investments and long-term receivables have no quoted market prices and, accordingly, a reasonable estimate of fair market value could not be made without incurring excessive costs. However, the Company believes by reference to stated interest rates and security held that the fair value of the assets would not differ significantly from the carrying value.

       The fair value of the Company's long-term debt approximates carrying value based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

12.    COMMITMENTS AND CONTINGENCIES

       The Company and certain of its subsidiaries have been named defendants in certain litigation arising in the ordinary course of business. In the opinion of management, based on advice of legal counsel, such matters should have no material effect on the Company's financial position, results of operations or cash flows.

13.    SEGMENT INFORMATION

       Under Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" segment information is presented under the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The Company is organized into nine separate operating segments as defined under SFAS 131. However, only the ABM Janitorial, Amtech Elevator, ABM Engineering, Amtech Lighting and Ampco System Parking operating segments are reportable using the quantitative threshold criteria under SFAS 131. Included in other segments are ABM Service Network, American Commercial Security, CommAir Mechanical Services, and Easterday Janitorial Supply Company that was sold, as previously reported, during the second quarter of fiscal year 2001. In addition, the corporate expenses are not allocated. The significant increase in unallocated Corporate expenses for 2001 includes the $20 million insurance adjustment mentioned previously and centralization of marketing and sales expenses compared to the prior year. All of these segments are distinct business units. They are managed separately because of their unique services, technology and marketing requirements. Nearly 100% of the operations and related revenues are within the United States and no single customer accounts for more than 10% of sales.

SEGMENT INFORMATION
(in thousands)

                                                          Ampco
                                           ABM            System          ABM           Amtech          Amtech
                                       Janitorial        Parking      Engineering      Lighting        Elevator
                                       -----------     -----------    -----------     -----------    -----------
FOR THE YEAR ENDED OCTOBER 31, 2001
Revenues and other income              $ 1,159,914     $   165,940    $   171,008     $   144,319    $   121,371
Intersegment revenues                  $       572     $        --    $        --     $       217    $        --
                                       -----------     -----------    -----------     -----------    -----------
Total Revenues                         $ 1,160,486     $   165,940    $   171,008     $   144,536    $   121,371
                                       ===========     ===========    ===========     ===========    ===========
Operating profit                       $    59,862     $     4,050    $     9,035     $    11,038    $     4,820
Interest, expense                      $      (917)    $        --    $        (7)    $        --    $        (2)
                                       -----------     -----------    -----------     -----------    -----------
Income before income taxes             $    58,945     $     4,050    $     9,028     $    11,038    $     4,818
                                       ===========     ===========    ===========     ===========    ===========
Identifiable assets                    $   285,979     $    86,837    $    47,948     $    82,528    $    42,127
                                       ===========     ===========    ===========     ===========    ===========
Depreciation expense                   $     4,980     $     1,980    $        79     $     1,542    $       248
                                       ===========     ===========    ===========     ===========    ===========
Amortization expense                   $     7,909     $     2,749    $       369     $       945    $       192
                                       ===========     ===========    ===========     ===========    ===========
Capital expenditures                   $     3,659     $     1,612    $        79     $     2,572    $       255
                                       ===========     ===========    ===========     ===========    ===========

FOR THE YEAR ENDED OCTOBER 31, 2000
                                       -----------     -----------    -----------     -----------    -----------
Revenues and other income              $ 1,052,865     $   172,427    $   156,314     $   118,054    $   114,409
Intersegment revenues                  $       546     $        --    $        --     $       302    $        --
                                       -----------     -----------    -----------     -----------    -----------
Total Revenues                         $ 1,053,411     $   172,427    $   156,314     $   118,356    $   114,409
                                       ===========     ===========    ===========     ===========    ===========
Operating profit                       $    53,050     $     8,726    $     8,164     $    10,088    $     6,832
Interest, expense                      $        (9)    $        --    $        --     $        --    $        (1)
                                       -----------     -----------    -----------     -----------    -----------
Income before income taxes             $    53,041     $     8,726    $     8,164     $    10,088    $     6,831
                                       ===========     ===========    ===========     ===========    ===========
Identifiable assets                    $   274,704     $    92,401    $    45,459     $    65,160    $    37,356
                                       ===========     ===========    ===========     ===========    ===========
Depreciation expense                   $     4,962     $     1,834    $        80     $     1,260    $       316
                                       ===========     ===========    ===========     ===========    ===========
Amortization expense                   $     6,817     $     2,742    $       366     $       735    $       192
                                       ===========     ===========    ===========     ===========    ===========
Capital expenditures                   $     4,568     $     1,521    $       524     $     1,469    $       390
                                       ===========     ===========    ===========     ===========    ===========

FOR THE YEAR ENDED OCTOBER 31, 1999
                                       -----------     -----------    -----------     -----------    -----------
Revenues and other income              $   933,293     $   162,358    $   153,758     $    95,521    $    96,618
Intersegment revenues                  $       374     $        --    $       188     $       270    $        --
                                       -----------     -----------    -----------     -----------    -----------
Total Revenues                         $   933,667     $   162,358    $   153,946     $    95,791    $    96,618
                                       ===========     ===========    ===========     ===========    ===========
Operating profit                       $    49,017     $     8,385    $     8,352     $     7,457    $     6,651
Interest, expense                      $       (13)    $        --    $        --     $        --    $        --
                                       -----------     -----------    -----------     -----------    -----------
Income before income taxes             $    49,004     $     8,385    $     8,352     $     7,457    $     6,651
                                       ===========     ===========    ===========     ===========    ===========
Identifiable assets                    $   242,117     $    84,360    $    34,864     $    59,921    $    32,411
                                       ===========     ===========    ===========     ===========    ===========
Depreciation expense                   $     4,575     $     1,998    $       101     $     1,454    $       381
                                       ===========     ===========    ===========     ===========    ===========
Amortization expense                   $     5,866     $     2,568    $       368     $       531    $       192
                                       ===========     ===========    ===========     ===========    ===========
Capital expenditures                   $     6,632     $     1,763    $       168     $     1,506    $       354
                                       ===========     ===========    ===========     ===========    ===========



                                          Other                                        Consolidated
                                         Segments       Corporate      Eliminations       Totals
                                       -----------     -----------     ------------    ------------
FOR THE YEAR ENDED OCTOBER 31, 2001
Revenues and other income              $   186,168     $     1,318     $        --     $ 1,950,038
Intersegment revenues                  $     5,813     $        --     $    (6,602)    $        --
                                       -----------     -----------     -----------     -----------
Total Revenues                         $   191,981     $     1,318     $    (6,602)    $ 1,950,038
                                       ===========     ===========     ===========     ===========
Operating profit                       $     8,000     $   (41,258)    $        --     $    55,547
Interest, expense                      $        (9)    $    (1,667)    $        --     $    (2,602)
                                       -----------     -----------     -----------     -----------
Income before income taxes             $     7,991     $   (42,925)    $        --     $    52,945
                                       ===========     ===========     ===========     ===========
Identifiable assets                    $    38,371     $    99,310     $        --     $   683,100
                                       ===========     ===========     ===========     ===========
Depreciation expense                   $       726     $     4,155     $        --     $    13,710
                                       ===========     ===========     ===========     ===========
Amortization expense                   $       454     $        --     $        --     $    12,618
                                       ===========     ===========     ===========     ===========
Capital expenditures                   $     1,606     $     7,139     $        --     $    16,922
                                       ===========     ===========     ===========     ===========

FOR THE YEAR ENDED OCTOBER 31, 2000
                                       -----------     -----------     -----------     -----------
Revenues and other income              $   193,073     $       415     $        --     $ 1,807,557
Intersegment revenues                  $    11,954     $        --     $   (12,802)    $        --
                                       -----------     -----------     -----------     -----------
Total Revenues                         $   205,027     $       415     $   (12,802)    $ 1,807,557
                                       ===========     ===========     ===========     ===========
Operating profit                       $     6,362     $   (17,209)    $        --     $    76,013
Interest, expense                      $       (10)    $    (3,300)    $        --     $    (3,320)
                                       -----------     -----------     -----------     -----------
Income before income taxes             $     6,352     $   (20,509)    $        --     $    72,693
                                       ===========     ===========     ===========     ===========
Identifiable assets                    $    56,120     $    70,785     $        --     $   641,985
                                       ===========     ===========     ===========     ===========
Depreciation expense                   $       959     $     2,854     $        --     $    12,265
                                       ===========     ===========     ===========     ===========
Amortization expense                   $       407     $        --     $        --     $    11,259
                                       ===========     ===========     ===========     ===========
Capital expenditures                   $       692     $     9,553     $        --     $    18,717
                                       ===========     ===========     ===========     ===========

FOR THE YEAR ENDED OCTOBER 31, 1999
                                       -----------     -----------     -----------     -----------
Revenues and other income              $   187,306     $       862     $        --     $ 1,629,716
Intersegment revenues                  $    12,567     $        --     $   (13,399)    $        --
                                       -----------     -----------     -----------     -----------
Total Revenues                         $   199,873     $       862     $   (13,399)    $ 1,629,716
                                       ===========     ===========     ===========     ===========
Operating profit                       $     7,128     $   (17,799)    $        --     $    69,191
Interest, expense                      $       (10)    $    (1,936)    $        --     $    (1,959)
                                       -----------     -----------     -----------     -----------
Income before income taxes             $     7,118     $   (19,735)    $        --     $    67,232
                                       ===========     ===========     ===========     ===========
Identifiable assets                    $    52,798     $    56,913     $        --     $   563,384
                                       ===========     ===========     ===========     ===========
Depreciation expense                   $     1,032     $     1,274     $        --     $    10,815
                                       ===========     ===========     ===========     ===========
Amortization expense                   $       358     $        --     $        --     $     9,883
                                       ===========     ===========     ===========     ===========
Capital expenditures                   $     1,468     $     7,560     $        --     $    19,451
                                       ===========     ===========     ===========     ===========


Intersegment revenues are recorded at prices negotiated between the entities.

Certain prior year amounts have been restated to conform to the current year's presentation.

14.    QUARTERLY INFORMATION (UNAUDITED)
       (in thousands, except per share amounts)

                                                              Fiscal Quarter
                                         ----------------------------------------------------------
                                           First           Second          Third           Fourth            Year
                                         ----------      ----------      ----------      ----------       ----------
2001
Revenues and other income                $  470,419      $  490,494      $  492,454      $  496,671       $1,950,038
Gross profit                                 57,338          64,436          62,679          43,251          227,704
Net income (loss)                             8,404          12,054          13,233            (865)          32,826
Net income (loss) per common share:
            Basic                              0.36            0.50            0.55           (0.04)            1.36
            Diluted                            0.34            0.48            0.52           (0.04)            1.30
                                         ----------      ----------      ----------      ----------       ----------
2000
Revenues and other income                $  428,581      $  439,988      $  461,890      $  477,098       $1,807,557
Gross profit                                 52,883          56,684          60,136          63,856          233,559
Net income                                    7,527           9,880          12,445          14,491           44,343
Net income per common share:
            Basic                              0.33            0.43            0.54            0.64             1.94
            Diluted                            0.32            0.41            0.52            0.60             1.85
                                         ----------      ----------      ----------      ----------       ----------


SCHEDULE II

CONSOLIDATED VALUATION ACCOUNTS
Years ended October 31, 2001, 2000 and 1999
(in thousands)


                                      Balance      Charges to        Deductions         Other          Balance
                                     Beginning     Costs and           Net of         Additions        End of
                                      of Year       Expenses         Recoveries      (Reductions)       Year
                                     ---------     ----------        ----------      ------------      -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Years ended October 31,
      2001                            $ 8,825        $ 6,134          $ (5,539)          $ --          $ 9,420
      2000                              7,490          2,971            (1,636)            --            8,825
      1999                              6,761          2,257            (1,528)            --            7,490
                                      -------        -------          --------           ----          -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item regarding the Company's directors and executive officers not included in Part I under "Executive Officers" is incorporated by reference to the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Compliance Reporting" contained in the Proxy Statement to be used by the Company in connection with its 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

       The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" contained in the Proxy Statement to be used by the Company in connection with its 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is incorporated by reference to the information set forth under the caption "Principal Stockholders" contained in the Proxy Statement to be used by the Company in connection with its 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated by reference to the information set forth under the captions "Executive Compensation" and "Further Information Concerning the Board of Directors" contained in the Proxy Statement to be used by the Company in connection with the 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)    The following documents are filed as part of this Form 10-K:

              1. Consolidated Financial Statements of ABM Industries Incorporated and Subsidiaries (see Item 8):

                     Independent Auditors' Report

                     Consolidated Balance Sheets -- October 31, 2001 and 2000

                     Consolidated Statements of Income -- Years ended October 31, 2001, 2000 and 1999

                     Consolidated Statements of Stockholders' Equity and Comprehensive Income -- Years ended October 31, 2001, 2000 and 1999

                     Consolidated Statements of Cash Flows -- Years ended October 31, 2001, 2000 and 1999

                     Notes to Consolidated Financial Statements.

              2. Consolidated Financial Statement Schedule of ABM Industries Incorporated and Subsidiaries (see Item 8):

                     Schedule II -- Consolidated Valuation Accounts -- Years ended October 31, 2001, 2000 and 1999

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

              3.     Exhibits:

                     See Exhibit Index.

       (b)    Reports on Form 8-K:

              No reports on Form 8-K were filed during the fourth quarter of fiscal year 2001.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ABM INDUSTRIES INCORPORATED


                 By:         /s/ Henrik C. Slipsager
                    -----------------------------------------
                               Henrik C. Slipsager
                 President, Chief Executive Officer and Director
                                December 21, 2001

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          /s/ Henrik C. Slipsager                           /s/ Martinn H. Mandles
--------------------------------------------     ---------------------------------------------
       Henrik C. Slipsager, President,                        Martinn H. Mandles
    Chief Executive Officer and Director                    Chairman of the Board,
       (Principal Executive Officer)               Chief Administrative Officer and Director
              December 21, 2001                               December 21, 2001


            /s/ George B. Sundby                             /s/ Maria de la Pena
--------------------------------------------     ---------------------------------------------
              George B. Sundby                                 Maria de la Pena
          Senior Vice President and                     Vice President, Controller and
           Chief Financial Officer                         Chief Accounting Officer
        (Principal Financial Officer)                   (Principal Accounting Officer)
              December 21, 2001                               December 21, 2001


         /s/ Maryellen C. Herringer                            /s/ Linda Chavez
--------------------------------------------     ---------------------------------------------
      Maryellen C. Herringer, Director                      Linda Chavez, Director
              December 21, 2001                               December 21, 2001


              /s/ Luke S. Helms                            /s/ Charles T. Horngren
--------------------------------------------     ---------------------------------------------
           Luke S. Helms, Director                      Charles T. Horngren, Director
              December 21, 2001                               December 21, 2001


          /s/ Henry L. Kotkins, Jr.                        /s/ Theodore Rosenberg
--------------------------------------------     ---------------------------------------------
      Henry L. Kotkins, Jr., Director              Theodore Rosenberg, Vice Chairman of the
            December 21, 2001                          Executive Committee and Director
                                                              December 21, 2001

            /s/ William W. Steele                           /s/ William E. Walsh
--------------------------------------------     ---------------------------------------------
     William W. Steele, Chairman of the                  William E. Walsh, Director
      Executive Committee and Director                        December 21, 2001
            December 21, 2001

EXHIBIT INDEX

Exhibit
Number                                                  Description
-------        ------------------------------------------------------------------------------------------------
  3.1 [a]      Restated Certificate of Incorporation of ABM Industries Incorporated, dated March 22, 2000

  3.2 [u]      By-laws, as amended July 23, 2001

  4.1 [k]      Credit Agreement, dated June 25, 1997, between Bank of America National
               Trust and Savings Association and the Company

  4.2 [q]      First Amendment to Credit Agreement dated as of October 31, 1997

  4.3 [t]      Second Amendment to Credit Agreement dated as of September 22, 1999

  4.5 [c]      Business Loan Agreement dated February 13, 1996

 10.3 [b]*     Supplemental Medical and Dental Plan

 10.4 [j]*     1984 Executive Stock Option Plan as amended effective December 19, 1995 (now known as
               "Age-Vested" Career Stock Option Plan)

10.13 [j]*     1987 Stock Option Plan as amended effective December 19, 1995 (now known as "Time-Vested"
               Incentive Stock Option Plan)

10.16 [d]      Rights Agreement, dated as of March 17, 1998, between the Company and ChaseMellon Shareholder
               Services, L.L.C., as Rights Agent

10.19 [e]*     Service Award Plan

10.21 [f]*     Amended and Restated Retirement Plan for Outside Directors

10.22 [f]*     Amendment No. 1 to Service Award Plan

10.23 [g]*     Form of Outside Director Retirement Agreement (dated June 16, 1992)

10.27 [h]      Guaranty of American Building Maintenance Industries, Inc.

10.28 [i]*     Deferred Compensation Plan

10.29 [i]*     Form of Existing Executive Employment Agreement Other Than Those Specifically Named

10.30 [l]*     Executive Employment Agreement with Martinn H. Mandles, as amended by Amendments
               One and Two

10.35 [l]*     Form of Amendments of Corporate Executive Employment Agreements with Other Than
               Those Named

10.36 [m]*     Form of Indemnification for Directors

10.39 [n]*     Third Amendment of Corporate Executive Employment Agreement with Martinn H. Mandles

10.40 [p]*     1996 ABM Industries Incorporated Long-Term Senior Executive Stock Option Plan (now known as
               "Price-Vested" Performance Stock Option Plan)

10.40 [o]*     Fourth Amendment of Corporate Executive Employment Agreement with Martinn H. Mandles

10.47 [t]*     Amendment No. 1 to the 1987 Incentive Stock Option Plan

10.48 [t]*     Amendment No. 2 to the ABM Industries Incorporated 1987 Incentive Stock Option Plan
               (December 19, 1994 Restatement)

10.49 [t]*     Amendment No. 3 to the "Time-Vested" Incentive Stock Option Plan

10.50 [t]*     Amendment No. 4 to the ABM Industries Incorporated "Time-Vested" Incentive Stock Option Plan
               (December 19, 1994 Restatement)

10.51 [t]*     Amendment No. 1 to the 1984 Executive Stock Option Plan

10.52 [t]*     Amendment No. 2 to the 1984 Executive Stock Option Plan (December 1994 Restatement)

10.53 [t]*     Amendment No. 3 to the ABM Industries Incorporated "Age-Vested" Career Stock Option Plan
               (December 19, 1995 Restatement)

10.54 [t]*     Amendment No. 1 to the Long-Term Senior Executive Incentive Stock Option Plan Adopted
               December 1996

10.55 [t]*     Amendment No. 2 to the "Price-Vested" Performance Stock Option Plan

10.56 [t]*     Amendment No. 3 to the ABM Industries Incorporated "Price-Vested" Performance Stock Option Plan

10.58 [r]*     Corporate Executive Employment Agreement with Henrik C. Slipsager

10.59 [r]*     Employee Stock Purchase Plan (as amended through May 1, 2000)

10.60 [s]*     Amendment No. 1 to Employee Stock Purchase Plan (May 2000 Restatement)

10.61 *        Amendment of Division Executive Employment Agreement -- Increase in Supplemental Executive
               Retirement Pension ("SERP") -- with Martinn H. Mandles

10.62 *        Corporate Executive Employment Agreement with Harry H. Kahn

10.63 *        Corporate Executive Employment Agreement with Jess E. Benton

10.65 *        First Amendment of Division Executive Employment Agreement dated November 1, 2000 with
               Henrik C. Slipsager

10.66 *        Corporate Executive Employment Agreement with George B. Sundby

10.67 *        Corporate Executive Employment Agreement with Donna M. Dell

10.68 *        First Amendment of Corporate Executive Employment Agreement dated November 1, 1999 with Donna M. Dell

 21.1          Subsidiaries of the Registrant

 23.1          Consent of Independent Certified Public Accountants

--------------------------------------------------------------------------------
[a] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended April 30, 2000.

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

[r] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarter report on Form 10-Q for the fiscal quarter ended January 31, 2001.

[s] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarter report on Form 10-Q for the fiscal quarter ended April 30, 2001.

[t] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1999.

[u] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2001.

* Management contract, compensatory plan or arrangement.