Form 10-K/A
period 2001-10-31
ABM INDUSTRIES INC /DE/
filed 2002-02-08
CIK 771497

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1


      (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

   OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the Transition Period from ________ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to
this Form 10-K/A.   _

As of November 30, 2001, nonaffiliates of the registrant beneficially owned 19,416,422 shares of the registrant's common stock with an aggregate market value of $586,375,944.

As of November 30, 2001, there were 24,444,266 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A.

                          ABM INDUSTRIES INCORPORATED
                                   FORM 10-K
                   For the Fiscal Year Ended October 31, 2001

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1     Business....................................................    3
           Executive Officers of the Company...........................    6
Item 2     Properties..................................................    7
Item 3     Legal Proceedings...........................................    7
Item 4     Submission of Matters to a Vote of Security Holders.........    7
PART II
Item 5     Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    7
Item 6     Selected Consolidated Financial Data........................    8
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    9
Item 7A    Qualitative and Quantitative Disclosures About Market
           Risk........................................................   14
Item 8     Financial Statements and Financial Statement Schedule.......   15
Item 9     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   30
PART
  III
Item 10    Directors and Executive Officers of the Registrant..........   30
Item 11    Executive Compensation......................................   30
Item 12    Security Ownership of Certain Beneficial Owners and
           Management..................................................   30
Item 13    Certain Relationships and Related Transactions..............   30
PART IV
Item 14    Exhibits, Consolidated Financial Statement Schedules, and
           Reports on Form 8-K.........................................   30
           Signatures..................................................   31
           Exhibit Index...............................................   32

     This amendment to the Annual Report on Form 10-K of ABM Industries Incorporated for the fiscal year ended October 31, 2001 supplements (1) portions of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operations -- Comparison of 2001 to 2000" and (2) notes 2, 10 and 13 to the consolidated financial statements of the Company set forth under Item 8, "Financial Statements and Financial Schedule". Specifically, the supplemental information provided hereby (a) explains how the pre-tax gain resulting from the 2001 sale of Easterday Janitorial Supply Company was determined and (b) describes certain effects of the $20 million pre-tax charge taken in 2001 to strengthen insurance reserves. THIS ADDITIONAL INFORMATION DOES NOT CHANGE ANY LINE ITEM IN THE CONSOLIDATED FINANCIAL STATEMENTS. THIS FILING DOES NOT RESTATE SUCH FINANCIAL STATEMENTS.


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
                                        Administrative Services since November 1991; Assistant Vice
                                        President from July 1996 through October 1999

ITEM 2.  PROPERTIES

     The Company has corporate, division, regional, branch or district offices in over 250 locations throughout the United States, and Canada. Thirteen of these facilities are owned by the Company and the remainder are leased. At October 31, 2001, the real estate owned by the Company had an aggregate net book value of $3.6 million and was located in: Phoenix, Arizona; Fresno, California; Jacksonville and Tampa, Florida; Portland, Oregon; Arlington, Houston and San Antonio, Texas; and Kennewick, Seattle, Spokane and Tacoma, Washington.

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

                                                                    FISCAL QUARTER
                                                       ----------------------------------------
                                                        FIRST     SECOND      THIRD     FOURTH      YEAR
---------------------------------------------------------------------------------------------------------
2001
Price range of common stock:
  High                                                 $32.13     $33.00     $38.20     $37.65     $38.20
  Low                                                  $27.56     $28.46     $30.72     $24.96     $24.96
Dividends per share                                    $ 0.165    $ 0.165    $ 0.165    $ 0.165    $ 0.66
2000
Price range of common stock:
  High                                                 $23.88     $28.00     $26.19     $28.00     $28.00
  Low                                                  $19.25     $20.25     $21.75     $23.94     $19.25
Dividends per share                                    $ 0.155    $ 0.155    $ 0.155    $ 0.155    $ 0.62
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

--------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts and
  ratios)                                             2001         2000         1999         1998         1997
--------------------------------------------------------------------------------------------------------------
OPERATIONS
Revenues and other income                       $1,950,038   $1,807,557   $1,629,716   $1,501,827   $1,252,472
--------------------------------------------------------------------------------------------------------------
Expenses
Operating expenses and cost of goods sold        1,722,334    1,573,998    1,413,541    1,298,423    1,076,078
Selling, general and administrative                172,157      157,546      146,984      142,431      126,755
Interest                                             2,602        3,320        1,959        3,465        2,675
--------------------------------------------------------------------------------------------------------------
Total expenses                                   1,897,093    1,734,864    1,562,484    1,444,319    1,205,508
--------------------------------------------------------------------------------------------------------------
Income before income taxes                          52,945       72,693       67,232       57,508       46,964
Income taxes                                        20,119       28,350       27,565       23,578       19,725
--------------------------------------------------------------------------------------------------------------
Net income                                      $   32,826   $   44,343   $   39,667   $   33,930   $   27,239
==============================================================================================================
Net income per common share
Basic                                           $     1.36   $     1.94   $     1.77   $     1.58   $     1.33
Diluted                                         $     1.30   $     1.85   $     1.65   $     1.44   $     1.22
==============================================================================================================
Common and common equivalent shares
Basic                                               23,799       22,551       22,067       21,110       20,143
Diluted                                             25,010       23,709       23,748       23,161       21,872
==============================================================================================================
FINANCIAL STATISTICS
Dividends paid per common share                 $     0.66   $     0.62   $     0.56   $     0.48   $     0.40
Stockholders' equity                            $  361,177   $  316,309   $  276,951   $  236,838   $  197,278
Common shares outstanding at October 31             24,389       22,999       22,407       21,601       20,464
Stockholders' equity per common share           $    14.81   $    13.75   $    12.36   $    10.96   $     9.64
Working capital                                 $  229,542   $  224,199   $  184,279   $  165,788   $  137,223
Current ratio                                         1.97         2.05         2.01         2.05         1.89
Long-term debt (less current portion)           $      942   $   36,811   $   28,903   $   33,720   $   38,402
Redeemable cumulative preferred stock           $       --   $    6,400   $    6,400   $    6,400   $    6,400
Total assets                                    $  683,100   $  641,985   $  563,384   $  501,363   $  464,251
Property, plant and equipment -- net            $   42,936   $   40,734   $   35,181   $   27,307   $   26,584
Capital expenditures                            $   16,922   $   18,717   $   19,451   $   11,715   $   13,272
Depreciation and amortization                   $   26,328   $   23,524   $   20,698   $   19,593   $   16,118
Trade accounts receivable -- net                $  367,201   $  353,017   $  290,920   $  255,758   $  226,093
==============================================================================================================

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

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company's liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks that provides a $150 million line of credit expiring July 1, 2002. At the Company's option, the credit facility provides interest at the prime rate or IBOR + .35%. As of October 31, 2001 the total amount outstanding was approximately $52 million, which was comprised of loans in the amount of $10 million and standby letters of credit of $42 million. This agreement requires the Company to meet certain financial ratios and places some limitations on outside borrowing. In addition, the Company has a loan agreement with a major U.S. bank with a balance of $1.8 million at October 31, 2001. This loan bears interest at a fixed rate of 6.78% with annual payments of principal, in varying amounts, and interest due each February 15 through 2003.

     On September 4, 2001, the Company redeemed 6,400 shares of Series B 8% Senior Redeemable Cumulative Preferred Stock having a par value of $0.01 per share and redemption price of $1,000 per share.

     Operating activities generated cash flows in 2001, 2000 and 1999 of $65.8 million, $18.9 million and $35.3 million, respectively. While each year's cash flows were impacted by higher volume in revenues, the 2000 decrease reflected slower payments by some large customers. Cash paid for acquisitions during the fiscal years ended October 31, 2001, 2000 and 1999, including payments pursuant to contractual arrangements involved in prior acquisitions, were approximately $23.4 million, $14.2 million and $11.0 million, respectively. Capital expenditures during fiscal years 2001, 2000 and 1999 were $16.9 million, $18.7 million and $19.5 million, respectively. Cash dividends paid to stockholders of common and redeemable preferred stock and amounts used to repurchase common stock were approximately $16.2 million in 2001, $22.9 million in 2000, and $18.5 million in 1999. Cash from financing activities changed in 2001 compared to 2000 primarily due to repayments of nearly $26 million in debt and a reduction in the bank overdraft (outstanding checks) of nearly $16 million.

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

IMPACT OF SEPTEMBER 11, 2001, TERRORIST ATTACKS

     As previously reported by the Company, the World Trade Center in New York was the Company's largest single job site with annual revenues of approximately $65 million (3% of ABM's consolidated revenues). Nearly 800 operating engineers, janitorial personnel and lighting technicians from three divisions of the Company worked various shifts throughout the day and night. There has been no further information regarding the fate of seventeen employees still missing and now presumed dead. The Company estimates that annual gross profits on this business approached $10 million. Additionally, the Company provided approximately $60 million in annual services to neighboring job sites which had various major disruptions.

     The Company has commercial insurance policies covering business interruption, property damage and other losses related to this tragic incident and has been working with its carrier, Zurich Insurance, in providing preliminary claim information regarding the property damage and lost business income. Zurich has neither accepted nor denied coverage for all or any part of the claim as of the date of this filing. However, Zurich filed a Declaratory Judgment Action in the Southern District of New York claiming the loss of the business profit falls under a Contingent Business Interruption Sub-limit within the policy of $10 million. Based on review of the policy and consultation with coverage counsel and other claim experts, the Company believes that its business interruption claim does not fall under the $10 million sub-limit on contingent business interruption. Zurich's filing does not impact any other aspects of the claim.

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

RESULTS OF OPERATIONS

COMPARISON OF 2001 TO 2000

     The Company reported record revenues for 2001. Revenues and other income (hereinafter called "revenues") were over $1.9 billion in 2001, up $142 million or 8%, from $1.8 billion reported in 2000. The increase in revenues in 2001 over 2000 was attributable to new business and acquisitions made during the prior years. Revenues generated from acquisitions during the prior year contributed $9.4 million of the 2001 increase while the current year acquisitions added $65.7 million. Although the Company achieved record annual revenues, net income fell by 26% to $32.8 million ($1.30 per diluted share) in 2001 from $44.3 million ($1.85 per diluted share) in 2000 primarily due to a $20 million pre-tax charge to strengthen the Company's self-insurance reserves reflecting the results of the annual independent actuarial review completed in December. The actuarial report this year revealed that while the frequency of claims is trending favorably as expected, the severity of claims in 2000 and 2001 trended higher than anticipated in the report received last year. The impact of these trends on known claims and claims incurred but not reported called for an increase of approximately $8.5 million for fiscal 2001 claims while approximately $10.5 million reflects the unfavorable trend on pre-2001 claims. Additionally, 2001 required a loss of $1.0 million in claims related to the World Trade Center terrorist attack. As a result of the Company's recent claims experience, the Company has increased its self-insurance rates that will be charged to the divisions in 2002 by 21% over 2001. The estimated future charge is designed to capture the recent experience and trends. Actual results could be different. Excluding the insurance charge of $0.50 per diluted share, net income per diluted share declined

3% to $1.80 for 2001 from $1.85 for 2000 due to the increase in diluted average shares outstanding resulting from option exercises.

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

     The Company is currently organized into eight separate operating divisions as defined under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". However, only the ABM Janitorial, Ampco System Parking, ABM Engineering, Amtech Lighting, and Amtech Elevator Divisions are reportable using the criteria of SFAS No. 131. Results of Easterday Janitorial Supply Division are included in Other Segments prior to its sale on April 29, 2001. Additional information relating to the Company's industry segments appears in Note 13 of Notes to Consolidated Financial Statements contained in Item 8, "Financial Statements and Financial Statement Schedule." The results of operations, which include self-insurance charges at the fiscal year 2001 rate, but exclude any allocation of the $20 million insurance charge, from the five reportable operating divisions for 2001 as compared to 2000 are more fully described below:

     ABM Janitorial Services reported revenues for 2001 of $1.2 billion, an increase of $107 million, or 10%, from 2000. This is the Company's largest Division and accounted for nearly 60% of the Company's consolidated revenues in 2001. ABM Janitorial Services revenues increased as a result of acquisitions and new business, particularly in the Mid-Atlantic and Northeast regions. Revenues generated from acquisitions during the prior year contributed $4.8 million of the 2001 increase while the current year acquisitions added $51.1 million. ABM Janitorial Services' operating profits increased 13% in 2001 to $59.9 million when compared to 2000. The higher percentage increase in profits compared to revenues can be primarily attributed to the Company's fixed price contracts on which hourly workers were paid one less workday in 2001 compared to 2000. The change in the number of workdays affects the profit margin on this type of contract.

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

     ABM Engineering Services increased revenues by 9% in 2001 from 2000 to $171 million, while its operating profits increased 11% to $9 million for 2001 compared to 2000. The revenue increase was due primarily to additional business. The increase in operating profits is due to the increase in sales and slightly higher profit margins as a result of lower administrative costs.

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

     The significant increase in unallocated Corporate expenses for 2001 includes the $20 million insurance adjustment mentioned previously and centralization of marketing and sales expenses compared to the prior year. While virtually all insurance claims arise from the operating divisions, this adjustment is included in unallocated corporate expenses. Had the Company allocated the insurance adjustment among the divisions, the reported pre-tax operating profits of the divisions, as a whole, would have been reduced by $20 million, with an equal and offsetting change to unallocated Corporate expenses and therefore no change to consolidated pre-tax earnings.

     Other Segments represent the results of the remaining divisions including the operating results of Easterday Janitorial Supply Company prior to its sale effective April 30, 2001, which includes a pre-tax gain on sale of $718,000. The sales price of $12 million represents a $3.7 million premium over the book value of the net assets sold. The pre-tax gain is net of Easterday-specific insurance expenses of $1.3 million, reserves for sale contingencies (including the guarantee of sold receivables and expenses of winding-up Easterday operations) of $1 million, write-offs of intangible assets of $294,000, and second quarter operating losses of $377,000. The loss of Easterday's income in the third and fourth quarter of 2001 was more than offset by the increase in the operating profits of the Company's American Commercial Security Services and CommAir Mechanical Services Divisions.

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

     The results of operations from the Company's five reportable operating divisions for 2000 as compared to 1999 are more fully described below:

     Revenues of ABM Janitorial Services increased by 13% during 2000 to $1.1 billion over 1999, as a result of new business, particularly in the Mid-Atlantic, Northwest and Southwest regions. Revenues generated from acquisitions during 1999 contributed about $11.8 million of the 2000 increase while the 2000 acquisitions added $10.8 million. Operating profits increased 8% in 2000 to $53.1 million when compared to 1999. The lower percentage increase in profits can be attributed to low profit margins and high startup costs on some large contracts in this Division's Southeast region as well as the expense of extra workdays in fiscal 2000, as discussed previously.

     Ampco System Parking's revenues increased by 6% to $172.4 million, and its operating profits also increased by 4% to $8.7 million during 2000 compared to 1999. The increase in revenues and operating profits was mostly due to growth in California and Texas, along with small acquisitions in Florida, Texas and Washington.

     ABM Engineering Services increased revenues by 2% to $156.3 million, while its operating profits decreased by 2% to $8.2 million for 2000 compared to 1999. The large revenue increase was due primarily to additional business obtained in New York City and Southern California. The decrease in operating profits was due to lower profit margins and increased administrative costs.

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

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not antici-pated to have a material effect on the Company's results of operations or financial condition.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and elements of APB 30, "Reporting the Results of Operations -- Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions". SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. SFAS No. 144 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 144 is not anticipated to have a material effect on the Company's results of operations or financial condition.

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

/s/ KPMG LLP
------------------------------------------------------
KPMG LLP

San Francisco, California
December 17, 2001

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------
                         OCTOBER 31                             2001        2000
(in thousands, except share amounts)
----------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                     $  3,052    $  2,000
Trade accounts receivable (less allowances of $9,420 and
  $8,825)                                                      367,201     353,017
Inventories                                                     25,974      25,513
Deferred income taxes                                           26,806      17,531
Prepaid expenses and other current assets                       42,508      38,758
----------------------------------------------------------------------------------
     Total current assets                                      465,541     436,819
Investments and long-term receivables                           13,871      13,920
Property, plant and equipment (less accumulated depreciation
  of $65,951 and $65,753)                                       42,936      40,734
Goodwill (less accumulated amortization of $73,264 and
  $61,693)                                                     113,199     109,407
Deferred income taxes                                           35,400      32,537
Other assets                                                    12,153       8,568
----------------------------------------------------------------------------------
                                                              $683,100    $641,985
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
LIABILITIES
Current portion of long-term debt                             $ 10,877    $    865
Bank overdraft                                                      --      15,952
Trade accounts payable                                          50,671      45,312
Income taxes payable                                             6,816       8,083
Accrued liabilities:
  Compensation                                                  62,854      54,901
  Taxes -- other than income                                    20,409      18,195
  Insurance claims                                              48,193      43,361
  Other                                                         36,179      25,951
----------------------------------------------------------------------------------
     Total current liabilities                                 235,999     212,620
Long-term debt (less current portion)                              942      36,811
Retirement plans                                                21,483      22,386
Insurance claims                                                63,499      47,459
----------------------------------------------------------------------------------
     Total liabilities                                         321,923     319,276
SERIES B 8% SENIOR REDEEMABLE CUMULATIVE PREFERRED STOCK,
  6,400 shares authorized, issued and outstanding, stated at
     redemption value, $1,000 per share at October 31, 2000         --       6,400
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized;
  none issued                                                       --          --
Common stock, $.01 par value; 100,000,000 shares authorized;
  24,389,000 and 22,999,000 shares issued and outstanding at
  October 31, 2001 and 2000, respectively                          244         230
Additional paid-in capital                                     131,242     102,902
Accumulated other comprehensive income                            (763)       (653)
Retained earnings                                              230,454     213,830
----------------------------------------------------------------------------------
     Total stockholders' equity                                361,177     316,309
----------------------------------------------------------------------------------
                                                              $683,100    $641,985
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

YEARS ENDED OCTOBER 31                                           2001         2000         1999
(in thousands, except per share amounts)
--------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                                     $1,950,038   $1,807,557   $1,629,716
--------------------------------------------------------------------------------------------------
EXPENSES
Operating expenses and cost of goods sold                      1,722,334    1,573,998    1,413,541
Selling, general and administrative                              172,157      157,546      146,984
Interest                                                           2,602        3,320        1,959
--------------------------------------------------------------------------------------------------
                                                               1,897,093    1,734,864    1,562,484
--------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        52,945       72,693       67,232
Income taxes                                                      20,119       28,350       27,565
--------------------------------------------------------------------------------------------------
NET INCOME                                                    $   32,826   $   44,343   $   39,667
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
  Basic                                                       $     1.36   $     1.94   $     1.77
  Diluted                                                     $     1.30   $     1.85   $     1.65
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
COMMON AND COMMON EQUIVALENT SHARES
  Basic                                                           23,799       22,551       22,067
  Diluted                                                         25,010       23,709       23,748
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                              ACCUMULATED
                                                               COMMON STOCK     ADDITIONAL       OTHER
YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999                   ---------------    PAID-IN     COMPREHENSIVE   RETAINED
(in thousands)                                                SHARES   AMOUNT    CAPITAL        INCOME       EARNINGS    TOTAL
--------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1998                                      21,601    $216     $ 79,904        $(696)      $157,414   $236,838
  Comprehensive income:
  Net income                                                                                                   39,667     39,667
    Other comprehensive income:
    Foreign currency translation                                                                    61                        61
                                                                                                                        --------
  Comprehensive income                                                                                                    39,728
  Dividends:
    Common stock                                                                                              (12,543)   (12,543)
    Preferred stock                                                                                              (512)      (512)
  Tax benefit from exercise of stock options                                          387                                    387
  Stock purchases                                               (220)     (2)      (5,446)                                (5,448)
  Stock issued under employees' stock purchase and option
    plans and for acquisition                                  1,026      10       18,491                                 18,501
--------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1999                                      22,407     224       93,336         (635)       184,026    276,951
  Comprehensive income:
  Net income                                                                                                   44,343     44,343
    Other comprehensive income:
    Foreign currency translation                                                                   (18)                      (18)
                                                                                                                        --------
  Comprehensive income                                                                                                    44,325
  Dividends:
    Common stock                                                                                              (14,027)   (14,027)
    Preferred stock                                                                                              (512)      (512)
  Tax benefit from exercise of stock options                                          480                                    480
  Stock purchases                                               (383)     (4)      (8,386)                                (8,390)
  Stock issued under employees' stock purchase and option
    plans and for acquisition                                    975      10       17,472                                 17,482
--------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 2000                                      22,999     230      102,902         (653)       213,830    316,309
  Comprehensive income:
  Net income                                                                                                   32,826     32,826
    Other comprehensive income:
    Foreign currency translation                                                                  (110)                     (110)
                                                                                                                        --------
  Comprehensive income                                                                                                    32,716
  Dividends:
    Common stock                                                                                              (15,770)   (15,770)
    Preferred stock                                                                                              (432)      (432)
  Tax benefit from exercise of stock options                                        3,651                                  3,651
  Stock issued under employees' stock purchase and option
    plans and for acquisition                                  1,390      14       24,689                                 24,703
--------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 2001                                      24,389    $244     $131,242        $(763)      $230,454   $361,177
================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

YEARS ENDED OCTOBER 31                                           2001          2000          1999
(in thousands)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                  $ 1,918,558   $ 1,739,297   $ 1,589,775
Other operating cash receipts                                       5,523         2,347         1,491
Interest received                                                     859           580           870
Cash paid to suppliers and employees                           (1,822,629)   (1,686,988)   (1,522,495)
Interest paid                                                      (2,991)       (3,209)       (2,025)
Income taxes paid                                                 (33,524)      (33,102)      (32,311)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          65,796        18,925        35,305
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                        (16,922)      (18,717)      (19,451)
Proceeds from sale of assets                                        1,253         1,164           922
Decrease (increase) in investments and long-term receivables           49           370        (1,885)
Purchase of businesses                                            (23,401)      (14,191)      (10,980)
Proceeds from sale of business                                     12,000            --            --
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (27,021)      (31,374)      (31,394)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued, including tax benefit                         26,688        16,381        17,178
Common stock purchases                                                 --        (8,390)       (5,448)
Preferred stock redemption                                         (6,400)           --            --
Dividends paid                                                    (16,202)      (14,539)      (13,055)
(Decrease) increase in bank overdraft                             (15,952)       10,985         2,492
Long-term borrowings                                              108,000       126,000        57,064
Repayments of long-term borrowings                               (133,857)     (118,127)      (61,847)
-----------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities               (37,723)       12,310        (3,616)
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                1,052          (139)          295
Cash and cash equivalents beginning of year                         2,000         2,139         1,844
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF YEAR                         $     3,052   $     2,000   $     2,139
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                                                    $    32,826   $    44,343   $    39,667
ADJUSTMENTS:
Depreciation                                                       13,710        12,265        10,815
Amortization                                                       12,618        11,259         9,883
Provision for bad debts                                             6,134         2,971         2,257
Gain on sale of assets                                                (41)         (265)         (160)
Gain on sale of business                                             (718)           --            --
Increase in deferred income taxes                                 (12,138)       (5,517)       (6,537)
Increase in trade accounts receivable                             (24,340)      (65,555)      (39,304)
Increase in inventories                                            (3,223)       (2,217)         (331)
Increase in prepaid expenses and other current assets              (3,045)       (1,200)       (1,950)
(Increase) decrease in other assets                                    40         2,475        (3,295)
(Decrease) increase in income taxes payable                        (1,267)          765         1,791
(Decrease) increase in retirement plans accrual                      (903)        3,092         3,320
Increase in insurance claims liability                             18,872         7,155         4,500
Increase in trade accounts payable and other accrued
  liabilities                                                      27,271         9,354        14,649
-----------------------------------------------------------------------------------------------------
         Total adjustments to net income                           32,970       (25,418)       (4,362)
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $    65,796   $    18,925   $    35,305
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA:
Non-cash investing activities:
  Common stock issued for net assets of business acquired     $     1,666   $     1,581   $     1,710
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

     NET INCOME PER COMMON SHARE: The Company has reported its earnings in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period. Diluted net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period, including common stock equivalents. The calculation of these amounts is as follows:

-----------------------------------------------------------------
                             2001          2000          1999
-----------------------------------------------------------------
Net income                $32,826,000   $44,343,000   $39,667,000
Preferred stock
  dividends                  (432,000)     (512,000)     (512,000)
-----------------------------------------------------------------
                          $32,394,000   $43,831,000   $39,155,000
-----------------------------------------------------------------
-----------------------------------------------------------------
Common shares
  outstanding -- basic     23,799,000    22,551,000    22,067,000
Effect of dilutive
  securities:
  Stock options             1,150,000     1,035,000     1,544,000
  Other                        61,000       123,000       137,000
-----------------------------------------------------------------
Common shares
  outstanding -- diluted   25,010,000    23,709,000    23,748,000
-----------------------------------------------------------------
-----------------------------------------------------------------

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

2. INSURANCE
     Certain insurable risks such as general liability, property damage and workers' compensation are self-insured by the Company. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company's self-insurance program are recorded on a claim-incurred basis. The accrual includes any general liability, property damage or workers' compensation claim that as of the applicable accounting period end was incurred. The Company's method accounts for known claims and incurred but not reported claims. The claim-incurred method includes cost factors for inflation and the cost of litigation and administration. The Company uses independent actuaries to annually evaluate and record the Company's estimated claim costs and liabilities and accrues an amount that is within an actuarial range of exposure. The estimated liability for claims incurred but unpaid at October 31, 2001 and 2000 was $111,692,000 and $90,820,000,
respectively. In the fourth quarter of fiscal year 2001, the Company recorded a $20,000,000 pre-tax expense to strengthen reserves as a result of the actuarial evaluation. The actuarial report this year revealed that while the frequency of claims is trending favorably as expected, the severity of claims in 2000 and 2001 trended higher than anticipated in the report received last year. The impact of these trends on known claims and claims incurred but not reported called for an increase of approximately $8,500,000 for fiscal 2001 claims while approximately $10,500,000 reflects the current year's unfavorable trend on pre-2001 claims. Additionally, 2001 required a provision of $1,000,000 for claims related to the September 11, 2001 World Trade Center attack. In connection with certain self-insurance agreements, the Company has standby letters of credit at October 31, 2001 supporting the estimated unpaid liability in the amount of $39,800,000.

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at October 31, consisted of the following:

---------------------------------------------------------------
(in thousands of dollars)                    2001        2000
---------------------------------------------------------------
Land                                       $    876    $    878
Buildings                                     4,120       4,334
Transportation equipment                     15,546      13,127
Machinery and other equipment                73,543      73,056
Leasehold improvements                       14,802      15,092
---------------------------------------------------------------
                                            108,887     106,487
Less accumulated depreciation and
  amortization                               65,951      65,753
---------------------------------------------------------------
                                           $ 42,936    $ 40,734
===============================================================

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

     The long-term debt and credit facility of $11,819,000 matures in the years ending October 31 as follows: $10,877,000 in 2002 and $942,000 in 2003.

     Long-term debt at October 31, is summarized as follows:

---------------------------------------------------------------
(in thousands of dollars)                     2001       2000
---------------------------------------------------------------
Revolving credit facility with interest at
  2.9 - 9.5%                                 $10,000    $35,000
Note payable to bank with interest at 6.78%    1,808      2,622
Other                                             11         54
---------------------------------------------------------------
                                              11,819     37,676
Less current portion                          10,877        865
---------------------------------------------------------------
                                             $   942    $36,811
===============================================================

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

     Effective January 1, 2002, this plan will be amended to no longer award any additional days to employees. The enhancement of the 401(k) plan has replaced benefits previously provided under this plan. The Company will continue to incur interest costs related to this plan as the value of previously earned benefits continues to increase.
     Net cost of the plan is comprised of:

-----------------------------------------------------------------
(in thousands of dollars)                 2001     2000     1999
-----------------------------------------------------------------
Service cost                             $  427   $  380   $  396
Interest                                    358      318      255
-----------------------------------------------------------------
Net cost                                 $  785   $  698   $  651
Actuarial present value of:
  Vested benefit obligation              $4,479   $3,895   $3,724
  Accumulated benefit obligation         $4,662   $4,067   $3,850
  Projected benefit obligation           $5,342   $4,746   $4,571
=================================================================

     Assumptions used in accounting for the plan as of October 31 were:

-------------------------------------------------
                             2001    2000    1999
-------------------------------------------------
Weighted average discount
  rate                       7.5%    7.5%    6.5%
Rate of increase in
  compensation level         5.0%    5.0%    5.0%
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

     As of October 31, 2001, future minimum lease commitments under noncancelable operating leases are as follows:

---------------------------------------------------------------
Years ending (in thousands of dollars)
---------------------------------------------------------------
  2002                                                 $ 45,888
  2003                                                   36,139
  2004                                                   23,945
  2005                                                   17,613
  2006                                                   12,671
  Thereafter                                             65,652
---------------------------------------------------------------
  Total minimum lease commitments                      $201,908
===============================================================

     Rental expense for the years ended October 31, is summarized as follows:

--------------------------------------------------------------
(in thousands of dollars)        2001        2000       1999
--------------------------------------------------------------
Minimum rentals under
  noncancelable leases         $ 55,780    $ 53,387    $52,231
Contingent rentals               43,645      42,641     41,441
Short-term rental agreements      3,911       4,682      2,758
--------------------------------------------------------------
                               $103,336    $100,710    $96,430
==============================================================

     Contingent rentals are applicable to leases of parking lots and garages and are based on percentages of the gross receipts attributable to the related facilities.

7. REDEEMABLE CUMULATIVE PREFERRED STOCK

     On June 23, 1993, the Company authorized and on September 1, 1993, issued 6,400 shares of preferred stock having a par value of $0.01 per share shares in conjunction with the acquisition of System Parking. These shares designated as Series B 8% Senior Redeemable Cumulative Preferred Stock (Series B Preferred Stock) were entitled to one vote per share on all matters upon which common stockholders were entitled to vote and had a redemption price of $1,000 per share, together with accrued and unpaid dividends thereon. Redemption of the Series B Preferred Stock was at the option of the holders for any or all of the outstanding shares after September 1, 1998 or at the option of the Company after September 1, 2001. The total redemption value of the shares outstanding at October 31, 2000 in an amount of $6,400,000 was classified on the Company's balance sheet as redeemable cumulative preferred stock. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series B Preferred Stock would have been paid the redemption price plus all accrued dividends to the date of liquidation, dissolu-tion or winding up of affairs before any payment to other stockholders.

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

     Transactions under this plan are summarized as follows:

---------------------------------------------------------------
                                                       Weighted
                                           Number      Average
                                             of        Exercise
                                           Options      Price
---------------------------------------------------------------
Balance October 31, 1998                  2,012,000     $16.40
Granted (Weighted average fair value of
  $8.34)                                    126,000     $30.86
Exercised                                  (296,000)    $10.28
Terminated                                  (35,000)    $18.30
---------------------------------------------------------------
Balance October 31, 1999                  1,807,000     $18.37
Granted (Weighted average fair value of
  $6.18)                                    225,000     $21.22
Exercised                                  (155,000)    $11.29
Terminated                                  (25,000)    $24.53
---------------------------------------------------------------
Balance October 31, 2000                  1,852,000     $19.23
Granted (Weighted average fair value of
  $9.50)                                    273,000     $30.31
Exercised                                  (434,000)    $13.76
Terminated                                 (108,000)    $24.52
---------------------------------------------------------------
Balance October 31, 2001                  1,583,000     $22.28
===============================================================

-----------------------------------------------------------------------------
                      Outstanding                             Exercisable
--------------------------------------------------------   ------------------
                                   Weighted
                                   Average      Weighted             Weighted
                       Number     Remaining     Average    Number    Average
      Range of           of      Contractual    Exercise     of      Exercise
       Prices          Options   Life (Years)    Price     Options    Price
-----------------------------------------------------------------------------
$ 8.49 - 13.32         263,000       2.4         $ 9.39    263,000    $ 9.39
$17.44 - 28.22         817,000       5.9         $20.53    572,000    $19.40
$29.41 - 36.59         503,000       7.7         $31.85    149,000    $32.88
=============================================================================

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

     Transactions under this plan are summarized as follows:

---------------------------------------------------------------
                                                       Weighted
                                           Number      Average
                                             of        Exercise
                                           Options      Price
---------------------------------------------------------------
Balance October 31, 1998                  1,150,000     $22.40
Exercised                                   (15,000)    $20.00
---------------------------------------------------------------
Balance October 31, 1999                  1,135,000     $22.37
Granted (Weighted average fair value of
  $7.01)                                    160,000     $20.75
Exercised                                   (75,000)    $20.00
Terminated                                  (75,000)    $22.98
---------------------------------------------------------------
Balance October 31, 2000                  1,145,000     $22.33
Granted (Weighted average fair value of
  $10.96)                                   180,000     $30.75
Exercised                                  (210,000)    $20.18
Terminated                                  (85,000)    $27.90
---------------------------------------------------------------
Balance October 31, 2001                  1,030,000     $23.78
===============================================================

----------------------------------------------------------------------------
                     Outstanding                            Exercisable
-----------------------------------------------------   --------------------
                             Weighted
                              Average        Weighted               Weighted
                   Number    Remaining       Average      Number    Average
      Range of         of    Contractual     Exercise         of    Exercise
        Prices    Options    Life (Years)      Price     Options      Price
----------------------------------------------------------------------------
$20.00 - 25.59    750,000         5.6         $20.40     530,000     $20.42
$30.75 - 36.59    280,000         8.2         $32.84      50,000     $36.59
============================================================================

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

     Transactions under this plan are summarized as follows:

---------------------------------------------------------------
                                                       Weighted
                                             Number    Average
                                                 of    Exercise
                                            Options      Price
---------------------------------------------------------------
Balance October 31, 1998                  1,184,000     $18.29
Granted (Weighted average fair value of
  $14.59)                                    75,000     $31.88
Exercised                                   (56,000)    $ 6.22
Terminated                                  (16,000)    $ 9.31
---------------------------------------------------------------
Balance October 31, 1999                  1,187,000     $19.86
Granted (Weighted average fair value of
  $7.54)                                     75,000     $20.75
Exercised                                   (56,000)    $ 5.92
Terminated                                 (105,000)    $19.80
---------------------------------------------------------------
Balance October 31, 2000                  1,101,000     $20.96
Granted (Weighted average fair value of
  $12.84)                                    73,000     $30.75
Exercised                                  (211,000)    $11.30
Terminated                                  (46,000)    $20.57
---------------------------------------------------------------
Balance October 31, 2001                    917,000     $23.00
===============================================================

----------------------------------------------------------------------------
                     Outstanding                            Exercisable
-----------------------------------------------------   --------------------
                             Weighted
                              Average        Weighted               Weighted
                   Number    Remaining       Average     Number     Average
   Range of            of    Contractual     Exercise        of     Exercise
    Prices        Options    Life (Years)      Price    Options       Price
----------------------------------------------------------------------------
    $5.72         154,000         4.6         $ 5.72      6,000      $ 5.72
$11.25 - 19.44    130,000         6.4         $11.72     25,000      $11.25
    $20.75         60,000        15.3         $20.75         --          --
$29.41 - 36.59    573,000        11.7         $30.45     89,000      $30.62
============================================================================

     Employee Stock Purchase Plan, as Amended

     In 1985, the Company adopted an employee stock purchase plan under which sale of 5,000,000 shares of its common stock has been authorized. In March of 1996 and 1999, sales of an additional 1,200,000 shares each were authorized, and again in March of 2001, 1,200,000 additional shares were authorized under this plan. The purchase price of the shares under the plan is the lesser of 85% of the fair market value at the commencement of each plan year or 85% of the fair market value on the date of purchase. Employees may designate up to 10% of their compensation for the purchase of stock. During 2001, 2000, and 1999, 527,000, 635,000, and 602,000 shares of stock were issued under the plan for an aggregate purchase price of $12,142,000, $12,588,000 and $13,632,000, respectively. The weighted average fair value of those purchase rights granted in 2001, 2000, and 1999 was $7.00, $7.27, and $7.32, respectively, and were issued at a weighted average price of $23.04, $19.84 and $23.25, respectively. At October 31, 2001, 930,000 shares remained unissued under the plan.

9. INCOME TAXES

     The provision for income taxes is made up of the following components for each of the years ended October 31:

-----------------------------------------------------------------
(in thousands of dollars)              2001      2000      1999
-----------------------------------------------------------------
Current
  Federal                            $ 28,046   $29,793   $29,807
  State                                 4,170     4,051     4,286
  Foreign                                  41        23         9
Deferred
  Federal                             (11,002)   (5,071)   (6,022)
  State                                (1,136)     (446)     (515)
-----------------------------------------------------------------
                                     $ 20,119   $28,350   $27,565
=================================================================

     Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. statutory rates to pretax income from operations as a result of the following for the years ended October 31:

--------------------------------------------------------------
                                          2001    2000    1999
--------------------------------------------------------------
Statutory rate                            35.0%   35.0%   35.0%
State and local taxes on income, net of
  federal tax benefit                     3.6     3.1      3.5
Tax credits                               (5.1)   (3.6)   (2.6)
Nondeductible expenses and other -- net   4.5     4.5      5.1
--------------------------------------------------------------
                                          38.0%   39.0%   41.0%
==============================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, are presented below:

----------------------------------------------------------------
(in thousands of dollars)                       2001      2000
----------------------------------------------------------------
Deferred tax assets:
  Self-insurance claims                        $43,183   $33,214
  Bad debt allowance                             3,652     2,464
  Deferred and other compensation               13,579    12,063
  Goodwill amortization                          5,026     4,099
  Other                                          1,952     2,967
----------------------------------------------------------------
Total gross deferred tax assets                 67,392    54,807
----------------------------------------------------------------
Deferred tax liabilities:
  Deferred software development cost            (3,817)   (2,038)
  Union pension contributions                   (1,369)   (2,701)
----------------------------------------------------------------
Total gross deferred tax liabilities            (5,186)   (4,739)
----------------------------------------------------------------
Net deferred tax assets                        $62,206   $50,068
================================================================

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

     Effective June 11, 2001, the Company acquired the operations and selected assets of Sundown Security, Incorporated, a security services company, with customers located in the Sacramento, California area. The terms included a cash payment made at closing plus annual contingent payments based on operating profits to be made over five years. This acquisition contributed $1,130,000 in revenues in fiscal year 2001.

     The aggregate consideration paid for these acquisitions was $11,749,000 including $7,222,000 allocated to goodwill.

     Effective April 30, 2001, the Company sold its Easterday Janitorial Supply Division to AmSan West, Inc. In fiscal 2000, this Division had annual revenues of $43,868,000, of which 27% were intercompany sales, and assets of $11,574,000. In 2001, this Division contributed $15,054,000 in revenues after intercompany sales elimination. The sale of Easterday will allow the Company to focus on its building maintenance and other operational services. The sale does not have a material effect on the Company's consolidated net assets, financial position or results of operations. The sales price for Easterday was $12,000,000, which was received on May 1, 2001. Included in operating profits for the fiscal year ended October 31, 2001, is a pre-tax gain of $718,000. The sales price of $12,000,000 represents a $3,684,000 premium over the book value of the net assets sold. The pre-tax gain is net of Easterday-specific insurance expenses of $1,250,000, reserves for sale contingencies (including the guarantee of sold receivables and expenses of winding-up Easterday operations) of $1,045,000, write-offs of intangible assets of $294,000, and second quarter operating losses of $377,000.

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

13. SEGMENT INFORMATION

     Under Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" segment information is presented under the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The Company is organized into nine separate operating segments as defined under SFAS 131. However, only the ABM Janitorial, Amtech Elevator, ABM Engineering, Amtech Lighting and Ampco System Parking operating segments are reportable using the quantitative threshold criteria under SFAS 131. Included in other segments are ABM Service Network, American Commercial Security, CommAir Mechanical and Easterday Janitorial Supply that was sold, as previously reported, during the second quarter of fiscal year 2001. In addition, the corporate expenses are not allocated. The significant increase in unallocated Corporate expenses for 2001 includes the $20,000,000 insurance adjustment (see Footnote 2 INSURANCE) and centralization of marketing and sales expenses compared to the prior year. While virtually all insurance claims arise from the operating divisions, this adjustment is recorded as unallocated corporate expense. Had the Company allocated the insurance adjustment among the divisions, the reported pre-tax operating profits of the divisions, as a whole, would have been reduced by $20,000,000 with an equal and offsetting change to unallocated Corporate expenses and therefore no change to consolidated pre-tax earnings. All of these segments are distinct business units. They are managed separately because of their unique services, technology and marketing requirements. Nearly 100% of the operations and related revenues are within the United States and no single customer accounts for more than 5% of sales.

SEGMENT INFORMATION

----------------------------------------------------------------------------------------------------------------------
                                                    Ampco
(in thousands of dollars)                ABM        System        ABM        Amtech     Amtech     Other
FOR THE YEAR ENDED OCTOBER 31, 2001   Janitorial   Parking    Engineering   Lighting   Elevator   Segments   Corporate
----------------------------------------------------------------------------------------------------------------------
Revenues and other income             $1,159,914   $165,940    $171,008     $144,319   $121,371   $186,168   $  1,318
Intersegment revenues                        572          -           -          217          -      5,813          -
----------------------------------------------------------------------------------------------------------------------
Total revenues                        $1,160,486   $165,940    $171,008     $144,536   $121,371   $191,981   $  1,318
======================================================================================================================
Operating profit                      $   59,862   $  4,050    $  9,035     $ 11,038   $  4,820   $  8,000   $(41,258)
Interest expense                            (917)         -          (7)           -         (2)        (9)    (1,667)
----------------------------------------------------------------------------------------------------------------------
Income before income taxes            $   58,945   $  4,050    $  9,028     $ 11,038   $  4,818   $  7,991   $(42,925)
======================================================================================================================
Identifiable assets                   $  285,979   $ 86,837    $ 47,948     $ 82,528   $ 42,127   $ 38,371   $ 99,310
======================================================================================================================
Depreciation expense                  $    4,980   $  1,980    $     79     $  1,542   $    248   $    726   $  4,155
======================================================================================================================
Amortization expense                  $    7,909   $  2,749    $    369     $    945   $    192   $    454   $      -
======================================================================================================================
Capital expenditures                  $    3,659   $  1,612    $     79     $  2,572   $    255   $  1,606   $  7,139
======================================================================================================================
FOR THE YEAR ENDED OCTOBER 31, 2000
----------------------------------------------------------------------------------------------------------------------
Revenues and other income             $1,052,865   $172,427    $156,314     $118,054   $114,409   $193,073   $    415
Intersegment revenues                        546          -           -          302          -     11,954          -
----------------------------------------------------------------------------------------------------------------------
Total revenues                        $1,053,411   $172,427    $156,314     $118,356   $114,409   $205,027   $    415
======================================================================================================================
Operating profit                      $   53,050   $  8,726    $  8,164     $ 10,088   $  6,832   $  6,362   $(17,209)
Interest expense                              (9)         -           -            -         (1)       (10)    (3,300)
----------------------------------------------------------------------------------------------------------------------
Income before income taxes            $   53,041   $  8,726    $  8,164     $ 10,088   $  6,831   $  6,352   $(20,509)
======================================================================================================================
Identifiable assets                   $  274,704   $ 92,401    $ 45,459     $ 65,160   $ 37,356   $ 56,120   $ 70,785
======================================================================================================================
Depreciation expense                  $    4,962   $  1,834    $     80     $  1,260   $    316   $    959   $  2,854
======================================================================================================================
Amortization expense                  $    6,817   $  2,742    $    366     $    735   $    192   $    407   $      -
======================================================================================================================
Capital expenditures                  $    4,568   $  1,521    $    524     $  1,469   $    390   $    692   $  9,553
======================================================================================================================
FOR THE YEAR ENDED OCTOBER 31, 1999
----------------------------------------------------------------------------------------------------------------------
Revenues and other income             $  933,293   $162,358    $153,758     $ 95,521   $ 96,618   $187,306   $    862
Intersegment revenues                        374          -         188          270          -     12,567          -
----------------------------------------------------------------------------------------------------------------------
Total revenues                        $  933,667   $162,358    $153,946     $ 95,791   $ 96,618   $199,873   $    862
======================================================================================================================
Operating profit                      $   49,017   $  8,385    $  8,352     $  7,457   $  6,651   $  7,128   $(17,799)
Interest expense                             (13)         -           -            -          -        (10)    (1,936)
----------------------------------------------------------------------------------------------------------------------
Income before income taxes            $   49,004   $  8,385    $  8,352     $  7,457   $  6,651   $  7,118   $(19,735)
======================================================================================================================
Identifiable assets                   $  242,117   $ 84,360    $ 34,864     $ 59,921   $ 32,411   $ 52,798   $ 56,913
======================================================================================================================
Depreciation expense                  $    4,575   $  1,998    $    101     $  1,454   $    381   $  1,032   $  1,274
======================================================================================================================
Amortization expense                  $    5,866   $  2,568    $    368     $    531   $    192   $    358   $      -
======================================================================================================================
Capital expenditures                  $    6,632   $  1,763    $    168     $  1,506   $    354   $  1,468   $  7,560
======================================================================================================================

------------------------------------  ---------------------------

(in thousands of dollars)                            CONSOLIDATED
FOR THE YEAR ENDED OCTOBER 31, 2001   Eliminations      TOTALS
------------------------------------  ---------------------------
Revenues and other income               $      -      $1,950,038
Intersegment revenues                     (6,602)              -
-----------------------------------------------------------------
Total revenues                          $ (6,602)     $1,950,038
=================================================================
Operating profit                        $      -      $   55,547
Interest expense                               -          (2,602)
-----------------------------------------------------------------
Income before income taxes              $      -      $   52,945
=================================================================
Identifiable assets                     $      -      $  683,100
=================================================================
Depreciation expense                    $      -      $   13,710
=================================================================
Amortization expense                    $      -      $   12,618
=================================================================
Capital expenditures                    $      -      $   16,922
=================================================================
FOR THE YEAR ENDED OCTOBER 31, 2000
-----------------------------------------------------------------
Revenues and other income               $      -      $1,807,557
Intersegment revenues                    (12,802)              -
-----------------------------------------------------------------
Total revenues                          $(12,802)     $1,807,557
=================================================================
Operating profit                        $      -      $   76,013
Interest expense                               -          (3,320)
-----------------------------------------------------------------
Income before income taxes              $      -      $   72,693
=================================================================
Identifiable assets                     $      -      $  641,985
=================================================================
Depreciation expense                    $      -      $   12,265
=================================================================
Amortization expense                    $      -      $   11,259
=================================================================
Capital expenditures                    $      -      $   18,717
=================================================================
FOR THE YEAR ENDED OCTOBER 31, 1999
-----------------------------------------------------------------
Revenues and other income               $      -      $1,629,716
Intersegment revenues                    (13,399)              -
-----------------------------------------------------------------
Total revenues                          $(13,399)     $1,629,716
=================================================================
Operating profit                        $      -      $   69,191
Interest expense                               -          (1,959)
-----------------------------------------------------------------
Income before income taxes              $      -      $   67,232
=================================================================
Identifiable assets                     $      -      $  563,384
=================================================================
Depreciation expense                    $      -      $   10,815
=================================================================
Amortization expense                    $      -      $    9,883
=================================================================
Capital expenditures                    $      -      $   19,451
=================================================================

Intersegment revenues are recorded at prices negotiated between the entities.

Certain prior year amounts have been restated to conform to the current year's presentation.

14. QUARTERLY INFORMATION (UNAUDITED)
    (in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                   Fiscal Quarter
                                                      -----------------------------------------
                                                       First      Second     Third      Fourth       YEAR
------------------------------------------------------------------------------------------------------------
2001
Revenues and other income                             $470,419   $490,494   $492,454   $496,671   $1,950,038
Gross profit                                            57,338     64,436     62,679     43,251      227,704
Net income (loss)                                        8,404     12,054     13,233       (865)      32,826
Net income (loss) per common share:
  Basic                                                   0.36       0.50       0.55      (0.04)        1.36
  Diluted                                                 0.34       0.48       0.52      (0.04)        1.30
------------------------------------------------------------------------------------------------------------
2000
Revenues and other income                             $428,581   $439,988   $461,890   $477,098   $1,807,557
Gross profit                                            52,883     56,684     60,136     63,856      233,559
Net income                                               7,527      9,880     12,445     14,491       44,343
Net income per common share:
  Basic                                                   0.33       0.43       0.54       0.64         1.94
  Diluted                                                 0.32       0.41       0.52       0.60         1.85
------------------------------------------------------------------------------------------------------------

SCHEDULE II

CONSOLIDATED VALUATION ACCOUNTS
Years ended October 31, 2001, 2000 and 1999

(in thousands)
--------------------------------------------------------------------------------

                                                          Balance    Charges to   Deductions      Other       Balance
                                                         Beginning   Costs and      Net of      Additions     End of
                                                          of Year     Expenses    Recoveries   (Reductions)    Year
---------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
Years ended October 31,
2001                                                      $8,825       $6,134      $(5,539)         --        $9,420
2000                                                       7,490        2,971       (1,636)         --         8,825
1999                                                       6,761        2,257       (1,528)         --         7,490
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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Form 10-K Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ABM INDUSTRIES INCORPORATED


                                       By:        /s/ Henrik C. Slipsager
                                          --------------------------------------
                                                     Henrik C. Slipsager
                                                 President, Chief Executive
                                                   Officer, and Director
                                                     February 8, 2002

     EXHIBIT INDEX

---------------------------------------------------------------
   Exhibit
    Number    Description
---------------------------------------------------------------
    3.1[a]    Restated Certificate of Incorporation of ABM
              Industries Incorporated, dated March 22, 2000
    3.2[u]    By-laws, as amended July 23, 2001
    4.1[k]    Credit Agreement, dated June 25, 1997, between
              Bank of America National Trust and Savings
              Association and the Company
    4.2[q]    First Amendment to Credit Agreement dated as of
              October 31, 1997
    4.3[t]    Second Amendment to Credit Agreement dated as of
              September 22, 1999
    4.5[c]    Business Loan Agreement dated February 13, 1996
   10.3[b]*   Supplemental Medical and Dental Plan
   10.4[j]*   1984 Executive Stock Option Plan as amended
              effective December 19, 1995 (now known as "Age-
              Vested" Career Stock Option Plan)
   10.13[j]*  1987 Stock Option Plan as amended effective
              December 19, 1995 (now known as "Time-Vested"
              Incentive Stock Option Plan)
   10.16[d]   Rights Agreement, dated as of March 17, 1998,
              between the Company and ChaseMellon Shareholder
              Services, L.L.C., as Rights Agent
   10.19[e]*  Service Award Plan
   10.21[f]*  Amended and Restated Retirement Plan for Outside
              Directors
   10.22[f]*  Amendment No. 1 to Service Award Plan
   10.23[g]*  Form of Outside Director Retirement Agreement
              (dated June 16, 1992)
   10.27[h]   Guaranty of American Building Maintenance
              Industries, Inc.
   10.28[i]*  Deferred Compensation Plan
   10.29[i]*  Form of Existing Executive Employment Agreement
              Other Than Those Specifically Named
   10.30[l]*  Executive Employment Agreement with Martinn H.
              Mandles, as amended by Amendments One and Two
   10.35[l]*  Form of Amendments of Corporate Executive
              Employment Agreements with Other Than Those Named
   10.36[m]*  Form of Indemnification for Directors
   10.39[n]*  Third Amendment of Corporate Executive Employment
              Agreement with Martinn H. Mandles
   10.40[p]*  1996 ABM Industries Incorporated Long-Term Senior
              Executive Stock Option Plan (now known as
              "Price-Vested" Performance Stock Option Plan)
   10.40[o]*  Fourth Amendment of Corporate Executive
              Employment Agreement with Martinn H. Mandles
   10.47[t]*  Amendment No. 1 to the 1987 Incentive Stock
              Option Plan
   10.48[t]*  Amendment No. 2 to the ABM Industries
              Incorporated 1987 Incentive Stock Option Plan
              (December 19, 1994 Restatement)
   10.49[t]*  Amendment No. 3 to the "Time-Vested" Incentive
              Stock Option Plan
   10.50[t]*  Amendment No. 4 to the ABM Industries
              Incorporated "Time-Vested" Incentive Stock Option
              Plan (December 19, 1994 Restatement)
   10.51[t]*  Amendment No. 1 to the 1984 Executive Stock
              Option Plan
   10.52[t]*  Amendment No. 2 to the 1984 Executive Stock
              Option Plan (December 1994 Restatement)
   10.53[t]*  Amendment No. 3 to the ABM Industries
              Incorporated "Age-Vested" Career Stock Option
              Plan (December 19, 1995 Restatement)
   10.54[t]*  Amendment No. 1 to the Long-Term Senior Executive
              Incentive Stock Option Plan Adopted December 1996
   10.55[t]*  Amendment No. 2 to the "Price-Vested" Performance
              Stock Option Plan
   10.56[t]*  Amendment No. 3 to the ABM Industries
              Incorporated "Price-Vested" Performance Stock
              Option Plan
   10.58[r]*  Corporate Executive Employment Agreement with
              Henrik C. Slipsager
   10.59[r]*  Employee Stock Purchase Plan (as amended through
              May 1, 2000)
   10.60[s]*  Amendment No. 1 to Employee Stock Purchase Plan
              (May 2000 Restatement)
   10.61[v]*  Amendment of Division Executive Employment
              Agreement -- Increase in Supplemental Executive
              Retirement Pension ("SERP") -- with Martinn H.
              Mandles
   10.62[v]*  Corporate Executive Employment Agreement with
              Harry H. Kahn
   10.63[v]*  Corporate Executive Employment Agreement with
              Jess E. Benton
   10.65[v]*  First Amendment of Division Executive Employment
              Agreement dated November 1, 2000 with Henrik C.
              Slipsager
   10.66[v]*  Corporate Executive Employment Agreement with
              George B. Sundby
   10.67[v]*  Corporate Executive Employment Agreement with
              Donna M. Dell
   10.68[v]*  First Amendment of Corporate Executive Employment
              Agreement dated November 1, 1999 with Donna M.
              Dell
   21.1[v]    Subsidiaries of the Registrant
   23.1       Consent of Independent Certified Public
              Accountants

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

[v] Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 2001.

 *  Management contract, compensatory plan or arrangement.