Form 10-Q
period 2002-01-31
ABM INDUSTRIES INC /DE/
filed 2002-03-14
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Number of shares of Common Stock outstanding as of March 4, 2002: 24,723,168.

ABM Industries Incorporated
Form 10-Q
For the three months ended January 31, 2002

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	2

	Notes to the Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Qualitative and Quantitative Disclosures About Market Risk	21

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	21

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	January 31,	October 31,
	2002	2001

ASSETS:

Current assets:
Cash and cash equivalents	$7,618	$3,052
Trade accounts receivable, net	351,665	367,201
Inventories	27,577	25,974
Deferred income taxes	26,537	26,806
Prepaid expenses and other current assets	44,057	42,508

Total current assets	457,454	465,541

Investments and long-term receivables	14,386	13,871

Property, plant and equipment, at cost:
Land and buildings	4,974	4,996
Transportation equipment	15,735	15,546
Machinery and other equipment	74,354	73,543
Leasehold improvements	15,122	14,802

	110,185	108,887
Less accumulated depreciation and amortization	(68,917)	(65,951)

Property, plant and equipment, net	41,268	42,936

Goodwill	117,796	113,199
Deferred income taxes	35,446	35,400
Other assets	11,356	12,153

Total assets	$677,706	$683,100

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	January 31,	October 31,
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Current portion of long-term debt	$—	$10,877
Bank overdraft	8,986	—
Trade accounts payable	38,065	50,671
Income taxes payable	11,336	6,816
Accrued liabilities:
Compensation	54,679	62,854
Taxes – other than income	18,589	20,409
Insurance claims	48,597	48,193
Other	39,941	36,179

Total current liabilities	220,193	235,999
Long-term debt (less current portion)	942	942
Retirement plans	21,812	21,483
Insurance claims	64,647	63,499

Total liabilities	307,594	321,923

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 24,635,000 and 24,389,000 shares issued and outstanding at January 31, 2002 and October 31, 2001, respectively	246	244
Additional paid-in capital	136,598	131,242
Accumulated other comprehensive income	(762)	(763)
Retained earnings	234,030	230,454

Total stockholders’ equity	370,112	361,177

	$677,706	$683,100

The accompanying notes are an integral part of the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
(In thousands except per share amounts)

	2002	2001

Revenues	$475,976	$470,419

Expenses:
Operating expenses and cost of goods sold	423,207	412,399
Selling, general and administrative	39,616	40,419
Interest	265	913
Goodwill amortization	—	2,910

Total expenses	463,088	456,641

Income before income taxes	12,888	13,778
Income taxes	4,897	5,374

Net income	$7,991	$8,404

Net income per common share
Basic	$0.33	$0.36
Diluted	$0.32	$0.34
Average number of shares outstanding
Basic	24,483	23,142
Diluted	25,339	24,458
Dividends per common share	$0.18	$0.165

The accompanying notes are an integral part of the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001

(In thousands)

	2002	2001

Cash flows from operating activities:
Cash received from customers	$489,675	$473,491
Other operating cash receipts	1,044	747
Interest received	176	135
Cash paid to suppliers and employees	(477,983)	(454,619)
Interest paid	(296)	(870)
Income taxes paid	(155)	(1,508)

Net cash provided by operating activities	12,461	17,376

Cash flows from investing activities:
Additions to property, plant and equipment	(2,181)	(3,478)
Proceeds from sale of assets	346	253
Increase in investments and long-term receivables	(515)	(529)
Purchase of businesses	(3,226)	(824)

Net cash used in investing activities	(5,576)	(4,578)

Cash flows from financing activities:
Common stock issued, including tax benefit	3,987	5,242
Dividends paid	(4,415)	(3,971)
Increase (decrease) in bank overdraft	8,986	(13,058)
Long-term borrowings	—	27,000
Repayments of long-term borrowings	(10,877)	(28,023)

Net cash used in financing activities	(2,319)	(12,810)

Net increase (decrease) in cash and cash equivalents	4,566	(12)
Cash and cash equivalents beginning of period	3,052	2,000

Cash and cash equivalents end of period	$7,618	$1,988

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001

(In thousands)

	2002	2001

Reconciliation of net income to net cash provided by operating activities:

Net income	$7,991	$8,404

Adjustments:
Depreciation	3,571	3,475
Amortization	263	2,953
Provision for bad debts	551	866
Gain on sale of assets	(68)	(43)
Decrease in deferred income taxes	223	316
Decrease in trade accounts receivable	14,985	3,490
Increase in inventories	(1,603)	(1,049)
Increase in prepaid expenses and other current assets	(1,549)	(664)
Decrease in other assets	534	637
Increase in income taxes payable	4,520	3,550
Increase in retirement plans accrual	329	302
Increase (decrease) in insurance claims liability	1,552	(1,589)
Decrease in trade accounts payable and other accrued liabilities	(18,838)	(3,272)

Total adjustments to net income	4,470	8,972

Net cash provided by operating activities	$12,461	$17,376

Supplemental data:
Non-cash investing activities:
Common stock issued for net assets of business acquired	$1,371	$1,666

The accompanying notes are an integral part of the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments which are necessary to present fairly ABM Industries Incorporated (the Company) financial position as of January 31, 2002, and the results of operations and cash flows for the three months then ended. These adjustments are of a normal, recurring nature.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as amended, for the fiscal year ended October 31, 2001, as filed with the Securities and Exchange Commission.

2.	Goodwill – Adoption of Statement of Financial Accounting Standards No. 142

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 became effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company has adopted the provisions of SFAS No. 142 beginning with this first quarter of fiscal 2002. In accordance with this standard, goodwill is no longer amortized but will be subject to an annual assessment for impairment by applying a fair-value-based test. The Company’s preliminary determination has indicated no impairment of its goodwill carrying value. All other intangible assets, included in other assets, will continue to be amortized over their estimated useful lives.

     Transitional disclosure of earnings excluding goodwill amortization is as follows:

	Three months ended January 31,

	2002	2001

Net income	$7,991,000	$8,404,000
Goodwill amortization (after tax)	—	1,775,000

Adjusted net income	7,991,000	10,179,000
Preferred stock dividends	—	(128,000)

Adjusted net income available to common shareholders	$7,991,000	$10,051,000

Net income per common share — basic:
Net income	$.33	$.36
Goodwill amortization	—	.07

Adjusted net income	$.33	$.43

Net income per common share — diluted:
Net income	$.32	$.34
Goodwill amortization	—	.07

Adjusted net income	$.32	$.41

Average common shares outstanding — basic	24,483,000	23,142,000
Average common shares outstanding — diluted	25,339,000	24,458,000

3. Net Income per Common Share

     The Company has reported its earnings in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period. Diluted net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Preferred dividends no longer apply after the redemption of preferred stock on September 4, 2001 (see Management’s Discussion and Analysis). The calculation of net income per common share is as follows:

	Three months ended January 31,

	2002	2001

Net income	$7,991,000	$8,404,000
Preferred stock dividends	—	(128,000)

Net income available to common shareholders	$7,991,000	$8,276,000

Average common shares outstanding — basic	24,483,000	23,142,000
Effect of dilutive securities:
Stock options	856,000	1,256,000
Other	—	60,000

Average common shares outstanding — diluted	25,339,000	24,458,000

     For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period. For the three months ended January 31, 2002, options to purchase approximately 1,111,000 shares of common stock at a weighted average exercise price of $32.18 were excluded from the computation. For the three months ended January 31, 2001, options to purchase approximately 887,000 shares of common stock at a weighted average exercise price of $32.61 were excluded from the computation.

4. Comprehensive Income

     Accumulated other comprehensive income at January 31, 2002 and October 31, 2001 consists of foreign currency translation adjustments. Comprehensive income for the three-month period ended January 31, 2002 approximated net income.

5. Acquisitions

     The Company acquired the service contracts and selected assets of Triumph Security Corporation and Triumph Cleaning Corporation with customers located in New York City effective January 26 and 28, 2002, respectively. These business combinations were accounted for under the purchase method of accounting. The aggregate consideration paid for these acquisitions was $2,800,000. The aggregate purchase price does not include payments of contingent consideration based upon the future results of operations of the businesses acquired. As these acquisitions were not material, pro forma information is not included in the accompanying unaudited condensed consolidated financial statements. The operations of the acquired businesses have been included in the Company’s financial statements from the respective date of acquisition.

     In addition, during the three months ended January 31, 2002, contingent payments in cash and common shares were made on prior period acquisitions as provided by the respective purchase agreements. Total cash paid was $426,000 and common shares with a fair market value of $1,371,000 at the date of issuance were issued on January 30, 2002. All amounts paid were added to goodwill.

6. Segment Information

     The Company’s operations have been grouped into six segments as defined under Statement of Financial Accounting Standards (SFAS) No. 131. The results of operations from the Company’s five operating divisions that are reportable under SFAS No. 131 for the three months ended January 31, 2002, as compared to the three months ended January 31, 2001, are more fully described below. Included in Other Divisions are ABM Service Network, American Commercial Security Services, CommAir Mechanical Services, and Easterday Janitorial Supply Company, which was sold on April 30, 2001. For comparative purposes, goodwill amortization has been segregated from the operating profits of the divisions for the three months ended January 31, 2001 and reported separately.

	Three months ended January 31,

	2002	2001

	(in thousands)
Revenues:
ABM Janitorial Services	$286,800	$276,951
ABM Engineering Services	43,670	42,774
Ampco System Parking	37,910	42,862
Amtech Lighting Services	32,567	31,527
Amtech Elevator Services	26,493	28,389
Other Divisions	48,319	47,802
Corporate	217	114

	$475,976	$470,419

Operating Profit:
ABM Janitorial Services	$10,843	$13,514
ABM Engineering Services	2,321	2,380
Ampco System Parking	1,048	1,960
Amtech Lighting Services	1,909	2,278
Amtech Elevator Services	916	1,313
Other Divisions	1,893	1,416
Corporate Expenses and Interest	(6,042)	(6,173)
Goodwill Amortization	—	(2,910)

	$12,888	$13,778

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company’s liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks that provides a $150 million line of credit expiring July 1, 2002. At the Company’s option, the credit facility provides interest at the prime rate or IBOR+.35%. As of January 31, 2002, the total amount outstanding was approximately $31 million, which was entirely comprised of standby letters of credit. This agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowing and prohibits declaring or paying cash dividends exceeding 50% of the Company’s net income for any fiscal year. Prior to the maturity of the existing facility, the Company expects to enter into a replacement credit facility in an amount that is expected to meet its credit requirements. In addition, the Company has a separate loan agreement with a major U.S. bank. This loan bears interest at a fixed rate of 6.78% with annual payments of principal and interest with the balance of $942,000 on January 31, 2002 due February 15, 2003. On March 8, 2002, this loan including accrued interest was prepaid without penalty. The Company’s effective interest rate for all borrowings for the three months ended January 31, 2002 was 4.1%.

     At January 31, 2002, working capital was $237.3 million, as compared to $229.5 million at October 31, 2001. The largest component of working capital consists of trade accounts receivable that totaled $351.7 million at January 31, 2002 compared to $367.2 million at October 31, 2001. These amounts were net of allowances for uncollectible accounts of $8.3 million and $9.4 million at January 31, 2002 and October 31, 2001, respectively. As of January 31, 2002, accounts receivable that were over 90 days past due had increased $11.9 million to $67.8 million (19% of the total outstanding) from $55.9 million (15% of the total outstanding) at October 31, 2001. Of the $11.9 million increase, $10.1 million is related to the World Trade Center account and other customers within the area of the terrorist attack in New York on September 11, 2001.

     During the three months ended January 31, 2002, net cash provided by operating activities amounted to $12.5 million, compared to $17.4 million for the comparable period ended January 31, 2001. The decline in cash provided from operations is primarily due to the increase in over 90 days past due receivables discussed above.

     On December 19, 2001, the Company advanced $1.2 million to SiteStuff, Inc. as part of a secured convertible promissory note agreement. SiteStuff, Inc. is an e-commerce enterprise within the real estate industry designed to provide owners and managers of real estate the ability to aggregate their buying power for procurement of goods and services. The provisions of this note agreement provide for additional advances payable upon written request by SiteStuff, Inc. at any time prior to May 13, 2003, up to a maximum advance of the lesser of $4.0 million or 80% of its current customer receivables. Interest of 5% on any outstanding amount is payable in arrears at the end of each calendar quarter. The note is secured by the customer accounts of SiteStuff, Inc. as well as records, cash accounts and proceeds related to those accounts. On or before June 13, 2003, outstanding amounts under this note are convertible, at the option of the Company, into Series D preferred stock at the price defined in the SiteStuff, Inc. certificate of incorporation.

     On March 12, 2002, the Company announced a 2-for-1 split of its common stock in the form of a stock dividend of one additional share for each share held pre-split, payable to stockholders of record on March 29, 2002. Share data included in this filing are on a pre-split basis.

     The Company self-insures, generally up to $500,000 per occurrence, certain insurable risks such as general liability, property damage and workers’ compensation. It is the Company’s policy to annually retain an outside actuary to review the adequacy of its self-insurance claim reserves.

     The energy crisis in the State of California has not had a material impact on the Company.

Contractual Obligations and Commercial Commitments

     The Company is contractually obligated to make future payments under debt and noncancelable operating lease agreements. As of January 31, 2002, future contractual payments are as follows:

(In thousands)	Payments Due By Period

Contractual		Less than 1	1 - 3	4 - 5	After 5
Obligations	Total	year	years	years	years

Long-Term Debt	$942	—	$942	—	—
Operating Leases	190,437	$43,451	55,453	$28,160	$63,373

Total	$191,379	$43,451	$56,395	$28,160	$63,373

     Additionally, the Company has the following commercial commitments:

(In thousands)	Amount of Commitment Expiration Per Period

Total
	Amounts	Less than 1	1 - 3	4 - 5	After 5
Commercial Commitments	Committed	year	years	years	years

Standby Letters of Credit	$31,000	$31,000	—	—	—

September 11 Insurance Claims

     The Company has commercial insurance policies covering business interruption, property damage and other losses related to the September 11 tragic incident. As previously reported by the Company, the World Trade Center complex in New York was the Company’s largest single job site with annual revenues of approximately $75 million (3% of ABM’s consolidated revenues). The Company has been working with its carrier, Zurich Insurance, in providing preliminary claim information regarding the property damage and lost business income. Zurich has neither accepted nor denied coverage for all or any part of the claim as of the date of this filing. However, Zurich filed a Declaratory Judgment Action in the Southern District of New York claiming the loss of the business profit falls under a Contingent Business Interruption Sub-limit within the policy of $10 million. The trial date has been set for September 2002. Based on review of the policy and consultation with coverage counsel and other claim experts, the

Company believes that its business interruption claim does not fall under the $10 million sub-limit on contingent business interruption. Zurich’s filing does not impact any other aspects of the claim.

     Under the guidance published by the Emerging Issues Task Force of the Financial Accounting Standards Board “Accounting for the Impact of the Terrorist Attacks of September 11, 2001”, the Company has not recognized the amounts it expects to recover from its business interruption insurance as income. Any gain from insurance proceeds is considered a contingent gain and, under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” can only be recognized as income in the period when any and all contingencies relating to the insurance claim have been resolved. The Company has recognized income from insurance policies to the extent of costs incurred for property damage and direct expenditures related to the attacks.

Acquisitions

     The Company acquired the service contracts and selected assets of Triumph Security Corporation and Triumph Cleaning Corporation with customers located in New York City effective January 26 and 28, 2002, respectively. The terms included a cash payment of $2.8 million made at closing plus five annual contingent payments based on variable gross profits to be made during the sixth through the tenth year after the effective closing date.

     On February 28, 2002, the Company acquired the security contracts and accounts receivable of Foulke Associates, Inc. The terms included a $6.0 million cash payment at closing plus annual contingent payments based on operating profit to be made over four years.

     As these acquisitions were not material, pro forma information is not included in the accompanying unaudited condensed consolidated financial statements.

Results of Operations

     The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company’s fiscal year and first quarter which end on October 31 and January 31, respectively.

Three Months Ended January 31, 2002 vs. Three Months Ended January 31, 2001

     Net income for the first quarter of 2002 was $8.0 million ($0.32 per diluted share), a decrease of 4.9% from the net income of $8.4 million ($0.34 per diluted share) for the first quarter of 2001. Excluding goodwill amortization from the first quarter of 2001, net income decreased by $2.2 million ($0.09 per diluted share) or 21%. New business during the quarter was not sufficient to offset approximately $1.6 million ($0.06 per diluted share) net loss due to the destruction of the World Trade Center complex (WTC), the Company’s largest job site, and approximately $1.7 million ($0.07 per diluted share) of after tax additional insurance cost due to higher self-insurance rates which could not be fully absorbed through increased pricing.

     Sales and other income (hereafter called revenues) for the first quarter of 2002 were $476.0 million compared to $470.4 million for the first quarter of 2001, an increase of 1.2%. Revenues increased despite the loss of the WTC and the sale of Easterday Janitorial Supply, which contributed $17.9 million and $7.5 million, respectively, to revenues for the first quarter of last year. The increase in revenues was due to acquisitions, price increases, and new business, particularly in the Janitorial and Security Divisions, which increased revenues by $9.8 million or 3.6% and $7.6 million or 31%, respectively.

     As a percentage of revenues, operating expenses and cost of goods sold were 88.9% for the first quarter of 2002, compared to 87.7% for the first quarter of 2001. Consequently, as a percentage of revenues, the Company’s gross profit (revenues minus operating expenses and cost of goods sold) of 11.1% in the first quarter of 2002 was lower than the gross profit of 12.3% for the first quarter of 2001. The decline was due primarily to the sale of Easterday Janitorial Supply and loss of the WTC account, which had higher gross profit margins than those initially realized on newly added business. Additionally, the Company increased its self-insurance rates, which could not be fully absorbed through increased pricing in the first quarter of 2002.

     Selling, general and administrative expenses for the first quarter of 2002 were $39.6 million compared to $40.4 million for the corresponding three months of 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 8.3% for the three months ended January 31, 2002 from 8.6% for the same period in 2001.

     Interest expense was $265,000 for the first quarter of 2002 compared to $913,000 for the same period in 2001, a decrease of $648,000. This decrease was primarily due to lower weighted average borrowings and interest rates during the first quarter of 2002, compared to the same period in 2001.

     The estimated effective federal and state income tax rate was 38% for the first quarter of 2002, compared to 39% for the first quarter of 2001. The lower tax rate was mostly due to an increase in estimated federal tax credits and slightly lower effective state income tax rates.

Segment Information

     The results of operations from the Company’s five reportable operating divisions for the three months ended January 31, 2002, compared to the same period in 2001 are more fully described below. The comparison of the three-month periods are related to the revenues and operating profits in Note 6, which exclude goodwill amortization from both periods, to provide a comparable analysis.

     Revenues for ABM Janitorial Services (also known as American Building Maintenance) increased by 3.6% during the first quarter of 2002 as compared to the same quarter in 2001. Increased business nationwide particularly in the Northeast, Mid-Atlantic, West Central and Midwest regions more than offset the loss of the WTC account. Operating profits were lower by 19.8% due to the loss of business at the WTC, which had higher margins than those initially realized on newly added business, as well as significant insurance increases in the Southwest, West Central and Hawaii regions.

     Revenues for ABM Engineering Services increased 2.1% from the first quarter of 2001 to the first quarter 2002 due to an increased customer base in all regions, partially offset by the loss of the WTC account. Operating profit decreased 2.5% from the first quarter of 2001 to the first quarter of 2002, due primarily to increased workers’ compensation and liability insurance costs.

     Ampco System Parking (also known as Ampco System Airport Parking and Ampco Express Airport Parking) revenues decreased by 11.6% and its operating profits decreased 46.5% during the first quarter of 2002 compared to the first quarter of 2001. The decrease in revenues was primarily due to the loss of an airport contract, the conversion of lease contracts to management fee contracts, and the effects of the terrorist attacks of September 11 on sales at airport and hotel facilities. The decrease in operating profits resulted from increased insurance costs and the decline in sales.

     Amtech Lighting Services reported a 3.3% revenue increase during the first quarter of 2002 compared to the same period in 2001 primarily due to increased business in the Northwest and from an acquisition with business primarily in the North Central and Southeast regions, offset by the loss of the WTC account. Operating profit decreased during the quarter by 16.2% due to the loss of the WTC account and lower margins on acquired business primarily in the Southeast region.

     Amtech Elevator’s revenue for the first quarter of 2002 was down 6.7%, as compared to the same period last year. The shortfall is primarily attributed to a downturn in the modernization business in Philadelphia and Chicago. Also, certain large public bid service contracts recently expired, primarily in Chicago and Philadelphia (such as the O’Hare Airport and the University of Pennsylvania). Operating profits for the same period were down 30.2% due to the increased insurance costs and data processing expenses, which could not be completely recovered through increased pricing.

     Revenues for Other Divisions went up by 1.1% during the first quarter of 2002, despite the sale of Easterday Janitorial Supply, primarily due to the $7.6 million or 31% increased revenues for the Security Division. Operating profits were up by 33.7% primarily due to a 141% increase in Security’s operating profits.

Recent Accounting Pronouncements

     In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not anticipated to have a material effect on the Company’s results of operations or financial condition.

     In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”, and elements of APB 30, “Reporting the Results of Operations—Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions”. SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. SFAS No. 144 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 144 is not anticipated to have a material effect on the Company’s results of operations or financial condition.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for uncollectible accounts, deferred income tax asset, contingencies and litigation expense. The Company bases its estimates on historical experience, independent valuations, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Self-Insurance Reserves: Certain insurable risks such as general liability, property damage and workers’ compensation are self-insured by the Company. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company’s self-insurance program are recorded on a claim-incurred basis. The Company uses independent actuaries to annually evaluate and record the Company’s estimated claim costs and liabilities and accrues an amount that is within an actuarial range of exposure. Using the annual actuarial report, management develops annual insurance costs for each division, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs on a quarterly basis. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is designed to capture the recent experience and trends. If the number of claims incurred were to increase, or the severity of the claims were to increase, the Company may be required to record additional expense for self-insurance liabilities.

     Allowance for Uncollectible Accounts: The Company’s accounts receivable arise from services provided to its customers and are generally due and payable on terms varying from the receipt of invoice to net thirty days. The Company estimates an allowance for accounts it does not consider collectible. Changes in the financial condition of the customer or adverse development in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance.

     Deferred Tax Asset Valuation: Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. At January 31, 2002 the deferred tax asset was $62.0 million and no valuation allowance was recorded. Should future income be less than anticipated the deferred tax asset may not be recoverable.

     Contingencies and Litigation: The Company and certain of its subsidiaries have been named defendants in certain litigation arising in the ordinary course of business including certain environmental matters. When a loss is probable and estimable the Company records the estimated loss. The actual loss may be greater than estimated or litigation where the outcome was not considered probable may result in a loss.

Environmental Matters

     The nature of the Company’s operations, primarily services, would not ordinarily involve it in environmental contamination. However, the Company’s operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of the Company’s operations, although historically they have not had a material adverse effect on the Company’s financial position, cash flows, or its results of operations.

     The Company is currently involved in four proceedings relating to environmental matters: one involving alleged potential soil and groundwater contamination at a Company facility in Florida; one involving alleged potential soil contamination at a former Company facility in Arizona; one involving alleged potential soil and groundwater contamination at a former dry-cleaning facility leased by the Company in Nevada; and one involving alleged potential soil contamination at a former parking facility leased by the Company in the State of Washington. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s financial position, cash flows, or its results of operations. One of the four proceedings is under negotiation and a reserve of $250,000 has been set aside for claims liability. The liability related to the other three claims is neither probable nor estimable hence no accruals have been made related to these matters.

Safe Harbor Statement

     Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995: Because of the factors set forth below, as well as other variables affecting the Company’s operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein which are not historical facts are forward-looking statements that are subject to meaningful risks and uncertainties, including but not limited to: (1) significant decreases in commercial real estate occupancy, resulting in reduced demand and prices for building maintenance and other facility services in the Company’s major markets, (2) loss or bankruptcy of one or more of the Company’s major customers, which could adversely affect the Company’s ability to collect its accounts receivable or recover its deferred costs, (3) major collective bargaining issues that may cause loss of revenues or cost increases that non-union companies can use to their advantage in gaining market share, (4) significant shortfalls in adding additional customers in existing and new territories and markets, (5) a protracted slowdown in the Company’s acquisition activities, (6) legislation or other governmental action that severely impacts one or more of the Company’s lines of business, such as price controls that could restrict price increases, or the unrecovered cost of any universal employer-paid health insurance, as well as government investigations that adversely affect the Company, (7) reduction or revocation of the Company’s line of credit, which would increase interest expense or the cost of capital, (8) cancellation or nonrenewal of the Company’s primary insurance policies, as many customers contract out services based on the contractor’s ability to provide adequate insurance coverage and limits, (9) catastrophic uninsured or underinsured claims against the Company, the inability of the Company’s insurance carriers to pay otherwise insured claims, or inadequacy in the Company’s reserve for self-insured claims, (10) inability to employ entry level personnel due to labor shortages, (11) resignation, termination, death or disability of one or more of the Company’s key executives, which could adversely affect customer retention and day-to-day management of the Company, and (12) other material factors that are disclosed from time to time in the Company’s public filings with the United States Securities and Exchange Commission, such as reports on Forms 8-K, 10-K and 10-Q.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, as such, are not subject to material foreign currency exchange rate risk. The Company has an insignificant amount of outstanding debt and related interest expense hence market risk in interest rate exposure in the United States is currently not material.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	No exhibits are filed with this Form 10-Q for the quarter ended January 31, 2002.

(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended January 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

March 13, 2002	/s/ George B. Sundby Senior Vice President and Chief Financial Officer Principal Financial Officer

March 13, 2002	/s/ Maria Placida Y. de la Pena Vice President and Controller Chief Accounting Officer