Form 10-Q
period 2002-04-30
ABM INDUSTRIES INC /DE/
filed 2002-06-14
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [   ]

Number of shares of Common Stock outstanding as of May 31, 2002: 49,025,599.

ABM Industries Incorporated
Form 10-Q
For the three months and six months ended April 30, 2002

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	April 30,	October 31,
	2002	2001

ASSETS:

Current assets:
Cash and cash equivalents	$2,725	$3,052
Trade accounts receivable, net	344,364	367,201
Inventories	29,502	25,974
Deferred income taxes	26,914	26,806
Prepaid expenses and other current assets	40,607	42,508

Total current assets	444,112	465,541

Investments and long-term receivables	13,715	13,871

Property, plant and equipment, at cost:
Land and buildings	5,016	4,996
Transportation equipment	14,896	15,546
Machinery and other equipment	71,486	73,543
Leasehold improvements	14,855	14,802

	106,253	108,887
Less accumulated depreciation and amortization	(66,698)	(65,951)

Property, plant and equipment, net	39,555	42,936

Goodwill	124,465	113,199
Deferred income taxes	34,761	35,400
Other assets	11,498	12,153

Total assets	$668,106	$683,100

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	April 30,	October 31,
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Current portion of long-term debt	$—	$10,877
Bank overdraft	1,687	—
Trade accounts payable	37,743	50,671
Income taxes payable	6,259	6,816
Accrued liabilities:
Compensation	59,846	62,854
Taxes — other than income	20,123	20,409
Insurance claims	49,676	48,193
Other	37,938	36,179

Total current liabilities	213,272	235,999
Long-term debt (less current portion)	—	942
Retirement plans	21,896	21,483
Insurance claims	64,215	63,499

Total liabilities	299,383	321,923

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,829,000 and 48,778,000 shares issued at April 30, 2002 and October 31, 2001, respectively	498	488
Additional paid-in capital	142,099	130,998
Accumulated other comprehensive income	(760)	(763)
Retained earnings	243,556	230,454
Cost of treasury stock (900,000 shares)	(16,670)	—

Total stockholders’ equity	368,723	361,177

Total liabilities and stockholders’ equity	$668,106	$683,100

The accompanying notes are an integral part of the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

Revenues:
Sales and other income	$476,861	$490,494	$952,837	$960,913
Gain on insurance claim	4,300	—	4,300	—

Total revenues	481,161	490,494	957,137	960,913

Expenses:
Operating expenses and cost of goods sold	419,574	425,403	842,781	837,802
Selling, general and administrative	38,791	41,467	78,407	81,886
Interest	232	796	497	1,709
Goodwill amortization	—	3,068	—	5,978

Total expenses	458,597	470,734	921,685	927,375

Income before income taxes	22,564	19,760	35,452	33,538
Income taxes	8,575	7,706	13,472	13,080

Net income	$13,989	$12,054	$21,980	$20,458

Net income per common share
Basic	$0.28	$0.25	$0.45	$0.43
Diluted	$0.27	$0.24	$0.43	$0.41
Average number of common shares outstanding
Basic	49,256	47,472	49,110	46,878
Diluted	51,494	49,826	51,086	49,371
Dividends per common share	$0.090	$0.083	$0.180	$0.165

The accompanying notes are an integral part of the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001
(In thousands)

	2002	2001

Cash flows from operating activities:
Cash received from customers	$971,422	$952,218
Other operating cash receipts	7,353	2,595
Interest received	303	276
Cash paid to suppliers and employees	(924,655)	(910,134)
Interest paid	(614)	(1,820)
Income taxes paid	(13,498)	(18,098)

Net cash provided by operating activities	40,311	25,037

Cash flows from investing activities:
Additions to property, plant and equipment	(3,880)	(8,714)
Proceeds from sale of assets	603	1,418
Decrease (increase) in investments and long-term receivables	156	(513)
Purchase of businesses	(11,577)	(13,306)

Net cash used in investing activities	(14,698)	(21,115)

Cash flows from financing activities:
Common stock issued, including tax benefit	9,740	12,732
Common stock purchases	(16,670)	—
Dividends paid	(8,878)	(8,030)
Increase (decrease) in bank overdraft	1,687	(12,857)
Long-term borrowings	—	47,000
Repayments of long-term borrowings	(11,819)	(42,856)

Net cash used in financing activities	(25,940)	(4,011)

Net decrease in cash and cash equivalents	(327)	(89)
Cash and cash equivalents beginning of period	3,052	2,000

Cash and cash equivalents end of period	$2,725	$1,911

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001
(In thousands)

	2002	2001

Reconciliation of net income to net cash
provided by operating activities:
Net income	$21,980	$20,458
Adjustments:
Depreciation	7,113	6,874
Amortization	529	6,074
Provision for bad debts	2,123	2,434
Gain on sale of assets	(157)	(47)
Gain on sale of business	—	(718)
Decrease (increase) in deferred income taxes	531	(1,641)
Decrease (increase) in trade accounts receivable	22,098	(5,170)
Increase in inventories	(3,528)	(1,561)
Increase in prepaid expenses and other current assets	1,900	(1,788)
Decrease (increase) in other assets	126	(424)
Decrease in income taxes payable	(557)	(3,377)
Increase in retirement plans accrual	413	1,141
Increase (decrease) in insurance claims liability	2,199	(1,736)
(Decrease) increase in trade accounts payable and other accrued liabilities	(14,459)	4,518

Total adjustments to net income	18,331	4,579

Net cash provided by operating activities	$40,311	$25,037

Supplemental data:
Non-cash investing activities:
Common stock issued for net assets of business acquired	$1,371	$1,666

The accompanying notes are an integral part of the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments which are necessary to present fairly ABM Industries Incorporated and subsidiaries (the Company) financial position as of April 30, 2002, the results of operations for the three and six months then ended, and cash flows for the six months then ended. These adjustments are of a normal, recurring nature.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as amended, for the fiscal year ended October 31, 2001, as filed with the Securities and Exchange Commission.

2.  Stock Split

     On March 12, 2002, the Company’s Board of Directors approved a 2-for-1 split of its common stock in the form of a stock dividend of one additional share for each share held pre-split, payable to stockholders of record on March 29, 2002. A total of 24,914,000 shares of common stock were issued in connection with the stock split. The par value of the shares was not changed from $0.01. A total of $249,140 was reclassified from the Company’s additional paid in capital account to the Company’s common stock account. All shares and per share amounts have been restated to retroactively reflect the stock split.

3.  Treasury Stock

     On September 16, 2001, the Company’s Board of Directors authorized the purchase of up to two million shares (post-split) of its outstanding stock at any time through December 31, 2001. On December 17, 2001, the Board of Directors extended this authorization to purchase until December 31, 2002. As of April 30, 2002, the Company had purchased 900,000 shares at a cost of $16,670,000.

4.  Goodwill — Adoption of Statement of Financial Accounting Standards No. 142

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 became effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company has adopted the provisions of SFAS No. 142 beginning with the first quarter of fiscal 2002. In accordance with this standard, goodwill is no longer amortized but will be subject to an annual assessment for impairment. The Company is required to perform goodwill impairment tests on an annual basis and, in certain circumstances, between annual tests. As of April 30, 2002, no impairment of the Company’s goodwill carrying value has been indicated. As of April 30, 2002, all other intangible assets, consisting principally of contract rights with a net book value of $4.4 million, are included in other assets and will continue to be amortized over the contract periods.

     Transitional disclosure of earnings excluding goodwill amortization is as follows:

	Three months ended
	April 30,

	2002	2001

Net income	$13,989,000	$12,054,000
Goodwill amortization (after tax)	—	1,871,000

Adjusted net income	13,989,000	13,925,000
Preferred stock dividends	—	(128,000)

Adjusted net income available to common stockholders	$13,989,000	$13,797,000

Net income per common share — basic:
Net income	$0.28	$0.25
Goodwill amortization	—	0.04

Adjusted net income	$0.28	$0.29

Net income per common share — diluted:
Net income	$0.27	$0.24
Goodwill amortization	—	0.04

Adjusted net income	$0.27	$0.28

Average common shares outstanding — basic	49,256,000	47,472,000
Average common shares outstanding — diluted	51,494,000	49,826,000

	Six months ended
	April 30,

	2002	2001

Net income	$21,980,000	$20,458,000
Goodwill amortization (after tax)	—	3,647,000

Adjusted net income	21,980,000	24,105,000
Preferred stock dividends	—	(256,000)

Adjusted net income available to common stockholders	$21,980,000	$23,849,000

Net income per common share — basic:
Net income	$0.45	$0.43
Goodwill amortization	—	0.08

Adjusted net income	$0.45	$0.51

Net income per common share — diluted:
Net income	$0.43	$0.41
Goodwill amortization	—	0.07

Adjusted net income	$0.43	$0.48

Average common shares outstanding — basic	49,110,000	46,878,000
Average common shares outstanding — diluted	51,086,000	49,371,000

5.  Net Income per Common Share

     The Company has reported its earnings in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period. Diluted net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Preferred stock dividends no longer apply after the redemption of preferred stock on September 4, 2001. The calculation of net income per common share is as follows:

	Three months ended
	April 30,

	2002	2001

Net income	$13,989,000	$12,054,000
Preferred stock dividends	—	(128,000)

Net income available to common stockholders	$13,989,000	$11,926,000

Average common shares outstanding — basic	49,256,000	47,472,000
Effect of dilutive securities:
Stock options	2,238,000	2,234,000
Other	—	120,000

Average common shares outstanding — diluted	51,494,000	49,826,000

Net income per common share — basic	$0.28	$0.25
Net income per common share — diluted	$0.27	$0.24

	Six months ended
	April 30,

	2002	2001

Net income	$21,980,000	$20,458,000
Preferred stock dividends	—	(256,000)

Net income available to common stockholders	$21,980,000	$20,202,000

Average common shares outstanding — basic	49,110,000	46,878,000
Effect of dilutive securities:
Stock options	1,976,000	2,373,000
Other	—	120,000

Average common shares outstanding — diluted	51,086,000	49,371,000

Net income per common share — basic	$0.45	$0.43
Net income per common share — diluted	$0.43	$0.41

     For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period. For the six months ended April 30, 2002, options to purchase approximately 415,000 shares of common stock at a weighted average exercise price of $18.36 were excluded from the computation. For the six months ended April 30, 2001, options to purchase approximately 790,000 shares of common stock at a weighted average exercise price of $17.46 were excluded from the computation.

6.  Comprehensive Income

     Accumulated other comprehensive income at April 30, 2002 and October 31, 2001 consists of foreign currency translation adjustments. Comprehensive income for the three and six month periods ended April 30, 2002 approximated net income.

7.  Acquisitions

     The Company acquired the service contracts and selected assets of Triumph Security Corporation and Triumph Cleaning Corporation with customers located in New York City effective January 26 and 28, 2002, respectively. On February 28, 2002, the Company acquired the security contracts, accounts receivable and selected assets of Foulke Associates, Inc. with customers located throughout Georgia, Florida, Maryland, Pennsylvania and Virginia.

     These business combinations were accounted for under the purchase method of accounting. The aggregate consideration paid for these acquisitions was $8,800,000, including $7,118,000 allocated to goodwill. The aggregate purchase price does not include payments of contingent consideration based upon the future results of operations of the businesses acquired. As these acquisitions were not material, pro forma information is not included in the accompanying unaudited condensed consolidated financial statements. The operations of the acquired businesses have been included in the Company’s financial statements from the respective date of acquisition.

     In addition, during the six months ended April 30, 2002, contingent payments in cash and common shares were made on prior period acquisitions as provided by the respective purchase agreements. Total cash paid was $2,777,000 and common shares with a fair market value of $1,371,000 at the date of issuance were issued on January 30, 2002. All amounts paid were added to goodwill.

8.  Segment Information

     The Company’s operations have been grouped into seven segments as defined under Statement of Financial Accounting Standards (SFAS) No. 131. The results of operations from the Company’s six operating divisions that are reportable under SFAS No. 131 for the three and six months ended April 30, 2002, as compared to the three and six months ended April 30, 2001, are more fully described below. Included in Other Divisions are ABM Service Network, CommAir Mechanical Services, and Easterday

Janitorial Supply Company, which was sold on April 30, 2001. For comparative purposes, goodwill amortization has been segregated from the operating profits of the divisions for the three and six months ended April 30, 2001 and reported separately.

	Three months ended
	April 30,

	2002	2001

	(in thousands)
Sales and Other Income:
ABM Janitorial Services	$284,229	$293,481
ABM Engineering Services	42,667	41,637
Ampco System Parking	39,364	41,699
American Commercial Security Services	34,631	24,147
Amtech Lighting Services	32,071	31,627
Amtech Elevator Services	28,234	31,400
Other Divisions	15,532	26,419
Corporate	133	84

	$476,861	$490,494

Operating Profit:
ABM Janitorial Services	$16,327	$18,144
ABM Engineering Service	2,339	2,110
Ampco System Parking	1,783	2,138
American Commercial Security Services	1,065	614
Amtech Lighting Services	2,095	2,117
Amtech Elevator Services	608	1,653
Other Divisions	74	1,749
Corporate Expenses	(5,795)	(4,901)
Goodwill Amortization	—	(3,068)

Operating Profit	$18,496	$20,556
Gain on Insurance Claim	4,300	—
Interest Expense	(232)	(796)

Income Before Income Taxes	$22,564	$19,760

	Six months ended
	April 30,

	2002	2001

	(in thousands)
Sales and Other Income:
ABM Janitorial Services	$571,029	$570,432
ABM Engineering Services	86,337	84,411
Ampco System Parking	77,274	84,561
American Commercial Security Services	66,794	48,723
Amtech Lighting Services	64,638	63,154
Amtech Elevator Services	54,727	59,789
Other Divisions	31,688	49,645
Corporate	350	198

	$952,837	$960,913

Operating Profit:
ABM Janitorial Services	$27,170	$31,658
ABM Engineering Services	4,660	4,490
Ampco System Parking	2,831	4,098
American Commercial Security Services	2,260	1,110
Amtech Lighting Services	4,004	4,395
Amtech Elevator Services	1,524	2,966
Other Divisions	772	2,669
Corporate Expenses	(11,572)	(10,161)
Goodwill Amortization	—	(5,978)

Operating Profit	$31,649	$35,247
Gain on Insurance Claim	4,300	—
Interest Expense	(497)	(1,709)

Income Before Income Taxes	$35,452	$33,538

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     On March 12, 2002, the Company’s Board of Directors approved a 2-for-1 split of the Company’s common stock in the form of a stock dividend of one additional share for each share held pre-split, payable to stockholders of record on March 29, 2002. A total of 24.9 million shares of common stock were issued in connection with the stock split. The par value of the shares was not changed from $0.01. A total of $249,140 was reclassified from the Company’s additional paid in capital account to the Company’s common stock account. All shares and per share amounts have been restated to retroactively reflect the stock split.

Financial Condition

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company’s liquidity needs. The Company has an unsecured revolving credit agreement with a syndicate of U.S. banks that provides a $150 million line of credit expiring July 1, 2002. At the Company’s option, the credit facility provides interest at the prime rate or IBOR+.35%. As of April 30, 2002, the total amount outstanding was approximately $31.6 million, which was entirely comprised of standby letters of credit. This agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowing and prohibits declaring or paying cash dividends exceeding 50% of the Company’s net income for any fiscal year. Based on the status of current discussions, the Company expects to enter into a three-year agreement with a syndicate of U.S. banks on or about June 21, 2002 that will provide a $150 million line of credit. The Company also had a separate loan agreement with a major U.S. bank. This loan bore interest at a fixed rate of 6.78%. On March 8, 2002, the loan balance of $942,000 was paid off. The Company’s effective interest rate for all borrowings for the six months ended April 30, 2002 was 4.20%.

     At April 30, 2002, working capital was $230.8 million, as compared to $229.5 million at October 31, 2001. The largest component of working capital consists of trade accounts receivable that totaled $344.4 million at April 30, 2002 compared to $367.2 million at October 31, 2001. These amounts were net of allowances for uncollectible accounts of $6.4 million and $9.4 million at April 30, 2002 and October 31, 2001, respectively. As of April 30, 2002, accounts receivable that were over 90 days past due had increased $2 million to $57.9 million (17% of the total outstanding) from $55.9 million (15% of the total outstanding) at October 31, 2001. The balances over 90 days past due related to the World Trade Center and adjacent customers were $14 million and $6 million as of April 30, 2002 and October 31, 2001, respectively.

     During the six months ended April 30, 2002, net cash provided by operating activities amounted to $40.3 million, as compared to $25.0 million for the six months ended April 30, 2001. The increase in cash provided from operations is primarily due to greater cash collections in the six months ended April 30, 2002, compared with the six months ended April 30, 2001, and receipt of $6.5 million proceeds from the September 11 insurance claim in April of 2002.

     Net cash used in financing activities was $25.9 million in the six months ended April 30, 2002, compared to $4.0 million in the six months ended April 30, 2001. The change is principally due to the purchase of 900,000 shares of treasury stock at a cost of $16.7 million.

     On December 19, 2001, the Company advanced $1.2 million and on April 12, 2002, $600,000 to SiteStuff, Inc. as part of a secured convertible promissory note agreement. SiteStuff, Inc. is an e-commerce enterprise within the real estate industry designed to provide owners and managers of real estate the ability to aggregate their buying power for procurement of goods and services. The provisions of this note agreement provide for additional advances payable upon written request by SiteStuff, Inc. at any time prior to May 13, 2003, up to a maximum advance of the lesser of $4.0 million or 80% of its current customer receivables. Interest of 5% on any outstanding amount is payable in arrears at the end of each calendar quarter. The note is secured by the customer accounts of SiteStuff, Inc. as well as records, cash accounts and proceeds related to those accounts. On or before June 13, 2003, outstanding amounts under this note are convertible, at the option of the Company, into Series D preferred stock at the price defined in the SiteStuff, Inc. certificate of incorporation.

     The Company self-insures, generally up to $500,000 per occurrence, certain insurable risks such as general liability, property damage and workers’ compensation. It is the Company’s policy to annually retain an outside actuary to review the adequacy of its self-insurance claim reserves.

Contractual Obligations and Commercial Commitments

     The Company is contractually obligated to make future payments under non-cancelable operating lease agreements. As of April 30, 2002, future contractual payments are as follows:

(In thousands)	Payments Due By Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Operating Leases	$194,636	$46,669	$56,124	$29,458	$62,385

     Additionally, the Company has the following commercial commitments:

(In thousands)	Amount of Commitment Expiration Per Period

Commercial	Total Amounts
Commitments	Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Standby Letters of Credit	$31,579	$31,579	—	—	—
Financial Responsibility Bonds	61,449	61,449	—	—	—

Total	$93,028	$93,028	—	—	—

September 11 Insurance Claims

     The Company has commercial insurance policies covering business interruption, property damage and other losses related to the September 11 tragic incident. As previously reported by the Company, the World Trade Center complex in New York was the Company’s largest single job site with annual sales of approximately $75 million (3% of ABM’s consolidated sales). The Company has been working with its carrier, Zurich Insurance, in providing preliminary claim information regarding the property damage and lost business income. Zurich has neither accepted nor denied coverage for the various claims as of the date of this filing. However, Zurich filed a Declaratory Judgment Action in the Southern District of New York claiming the loss of the business profit falls under a Contingent Business Interruption Sub-limit within the policy of $10 million. The trial date has been set for July 2002. Based on review of the policy and consultation with coverage counsel and other claim experts, the Company believes that its business interruption claim does not fall under the $10 million sub-limit on contingent business interruption. Zurich’s filing does not impact any other aspects of the claim. The Company received a portion of the insurance proceeds in the amount of $6.5 million in April of 2002, of which $5 million was for business interruption and $1.5 million was for property damage. The Company realized $4.3 million of pretax gain from the $6.5 million proceeds in the second quarter of 2002.

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

     On February 28, 2002, the Company acquired the security contracts, accounts receivable and selected assets of Foulke Associates, Inc. with customers located throughout Georgia, Florida, Maryland, Pennsylvania and Virginia. The terms included a $6.0 million cash payment at closing plus annual contingent payments based on operating profit to be made over four years.

Recent Development

     On June 11, 2002, the Company announced that the Company and Lakeside Building Maintenance, Inc. (Lakeside) signed a non-binding letter of intent whereby a subsidiary of the Company would acquire Lakeside during the third quarter of 2002, subject to customary conditions such as satisfactory completion of due diligence, a definitive agreement and antitrust clearance. With annual revenues exceeding $160 million, Chicago-based Lakeside is the largest privately-owned janitorial contractor in the Midwest, with operations in Cincinnati, Cleveland, Columbus, Detroit,

Indianapolis, Louisville, Milwaukee, Nashville and St. Louis. The letter of intent contemplates that Lakeside’s founder and chief executive officer and its president would continue to manage Lakeside separate and apart from the Company’s other subsidiaries operating in the Midwest.

Results of Operations

     The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company’s fiscal year and second quarter which ended on October 31 and April 30, respectively.

Three Months Ended April 30, 2002 vs. Three Months Ended April 30, 2001

     Net income for the second quarter of 2002 was $14 million ($0.27 per diluted share), an increase of 16.1% from the net income of $12.1 million ($0.24 per diluted share) for the second quarter of 2001, which included $1.9 million ($0.04 per diluted share) of after-tax goodwill amortization. The other items impacting the period-to-period change are analyzed in the following paragraphs.

     The results for the second quarter of 2002 were affected by the destruction of the World Trade Center and adjacent facilities. The Company incurred a quarterly reduction of $19 million in revenues and $2.5 million in pretax income from that earned in the second quarter of 2001 from the loss of these facilities. The divisions affected by this loss were Janitorial, Lighting and Engineering. Second quarter revenues and pretax income for 2002 included a gain of $4.3 million from the $6.5 million proceeds from the September 11 insurance claim. Additionally, the Janitorial operating expenses in New York City increased by $1.5 million in the second quarter of 2002, as a result of World Trade Center related increases in seniority-based payroll ($650,000) and unemployment insurance costs ($900,000).

     Sales and other income (hereinafter called sales) for the second quarter of 2002 of $476.9 million decreased by only 2.8% compared to $490.5 million for the second quarter of 2001 despite the loss of the World Trade Center and Easterday Janitorial Supply. Easterday, which was sold effective April 30, 2001 at a pretax gain of $718,000, contributed $8.5 million to sales for the second quarter of 2001. Offsetting the loss of the World Trade Center and Easterday sales in the second quarter of 2002 was new business in the Security Division.

     As a percentage of sales and other income (hereinafter called sales), operating expenses and cost of goods sold were 88.0% for the second quarter of 2002, compared to 86.7% for the second quarter of 2001. Consequently, as a percentage of sales, the Company’s gross profit (sales minus operating expenses and cost of goods sold) of 12.0% in the second quarter of 2002 was lower than the gross profit of 13.3% for the second quarter of 2001. The decline was due primarily to the sale of Easterday Janitorial Supply and loss of the World Trade Center account, both of which had higher gross profit margins than those initially realized on newly added business. Also, as explained earlier, the additional $1.5 million of Janitorial operating expenses in the second quarter of 2002 related to the destruction of the World Trade Center could not be absorbed through increased pricing.

     Selling, general and administrative expenses for the second quarter of 2002 were $38.8 million compared to $41.5 million for the corresponding three months of 2001. As a percentage of sales, selling, general and administrative expenses decreased to 8.1% for the three months ended April 30, 2002 from 8.5% for the same period in 2001 primarily due to the sale of Easterday Janitorial Supply effective April 30, 2001. Easterday’s selling, general and administrative expenses were $2.9 million or 34% of its sales for the second quarter of 2001.

     Interest expense was $232,000 for the second quarter of 2002 compared to $796,000 for the same period in 2001, a decrease of $564,000. This decrease was primarily due to lower weighted average borrowings and interest rates during the second quarter of 2002, compared to the same period in 2001.

     The estimated effective federal and state income tax rate was 38% for the second quarter of 2002, compared to 39% for the second quarter of 2001. The lower tax rate was mostly due to an increase in estimated federal tax credits.

Segment Information

     The results of operations from the Company’s six reportable operating divisions for the three months ended April 30, 2002, compared to the same period in 2001 are more fully described below. The comparison of the three-month periods are related to the sales and operating profits in Note 8, which exclude goodwill amortization from both periods, to provide a comparable analysis.

     Sales for ABM Janitorial Services (also known as American Building Maintenance) were 3.2% lower in the second quarter of 2002 as compared to the same quarter of 2001. Weaknesses in sales were primarily in the Northeast, Southeast and Northwest regions mostly due to direct and indirect effects of the events of September 11. Operating profits in the second quarter of 2002 were 10.0% lower than the same period in 2001 due to the loss of the higher margin business in the Northeast region. Furthermore, $1.5 million of additional operating expenses attributable to the destruction of the World Trade Center including a higher state unemployment tax rate and an increase in seniority-based payroll in New York City (as explained earlier) could not be absorbed through increased pricing.

     Sales for ABM Engineering Services increased 2.5% from the second quarter of 2001 to the second quarter of 2002 due to an increased customer base in all regions and the resolution of disputed additional work performed for the Port Authority of New York. This was partially offset by the lost revenues from the World Trade Center contract. Operating profits increased by 10.9% from the second quarter of 2001 to the second quarter of 2002 primarily due to the increased business.

     Ampco System Parking (also known as Ampco System Airport Parking and Ampco Express Airport Parking) sales decreased by 5.6% and its operating profits decreased 16.6% during the second quarter of 2002 compared to the second quarter of 2001. The decrease in sales was primarily due to the loss of an airport contract, the conversion of lease contracts to management fee contracts, and the effects of the terrorist attacks of September 11 on sales at airport and hotel facilities. The decrease in operating profits resulted from the decline in sales and increased insurance costs, which could not be fully absorbed through increased pricing.

     American Commercial Security Services sales increased 43.4% due to the acquisitions of Sundown Security in June 2001, Triumph Security in January 2002, and Foulke Security in February 2002, as well as winning several large accounts including Microsoft. Tag sales, or sales in addition to the contractual fees, were also higher due to heightened security after the September 11 terrorist attack. Operating profits increased 73.5% due to increased sales and improvement in gross margin as a result of tight control over labor cost.

     Amtech Lighting Services reported a 1.4% increase in sales during the second quarter of 2002 as compared to the second quarter of 2001, while operating profits decreased slightly by 1.0%. Sales from new business offset the loss of the World Trade Center account but at a lower profit margin.

     Sales for Amtech Elevator Services decreased by 10.1% in the second quarter of 2002 compared to the same period in 2001 primarily due to lost service contacts in San Francisco and Orange

County. The Division also experienced reduced modernization sales due to non-renewal of contracts. Operating profits decreased by 63.2% for the second quarter of 2002 compared to the corresponding quarter of 2001 primarily due to the lost jobs, increased modernization material and labor costs, particularly in the Chicago office, as well as higher operating expenses, including data processing and insurance.

     Sales for Other Divisions were down 41.2% and operating profits decreased 95.8% during the second quarter of 2002 compared to the same period last year. The decline in operating profits was primarily due to a $500,000 write-down of work-in-progress and reduced project work in the Mechanical Division in the second quarter of 2002 and the pretax gain of $718,000 from the sale of Easterday Janitorial Supply in the second quarter of 2001.

Six Months Ended April 30, 2002 vs. Six Months Ended April 30, 2001

     Net income for the first six months of 2002 was $22 million ($0.43 per diluted share), an increase of 7.4% from the net income of $20.5 million ($0.41 per diluted share) for the first six months of 2001, which included $3.7 million ($0.07 per diluted share) of after tax goodwill amortization. The other items impacting the period-to-period change are analyzed in the following paragraphs.

     The results for the first half of 2002 were affected by the destruction of the World Trade Center and adjacent facilities. The Company incurred a reduction of $38 million in revenues and $5 million in pretax income from the loss of these facilities during the first half of 2002, compared to the same period of 2001. The divisions affected by this loss were Janitorial, Lighting and Engineering. Second quarter revenues and pretax income for 2002 included a gain of $4.3 million from the $6.5 million proceeds from the September 11 insurance claim. Additionally, the Janitorial operating expenses in New York City increased by $1.5 million in the second quarter of 2002, as a result of World Trade Center related increases in seniority-based payroll ($650,000) and unemployment insurance costs ($900,000).

     Sales for the first six months of 2002 of $952.8 million decreased by only 0.8% compared to $960.9 million for the first half of 2001 despite the loss of the World Trade Center and Easterday Janitorial Supply. Easterday, which was sold effective April 30, 2001 at a pretax gain of $718,000, contributed $16 million to sales for the first half of 2001. Offsetting the loss of the World Trade Center and Easterday sales in the first six months of 2002 was new business in the Security Division.

     As a percentage of sales, operating expenses and cost of goods sold were 88.4% for the first half of 2002, compared to 87.2% for the same period of 2001. Consequently, as a percentage of sales, the Company’s gross profit (sales minus operating expenses and cost of goods sold) of 11.6% in the first six months of 2002 was lower than the gross profit of 12.8% for the first six months of 2001. The decline was due primarily to the sale of Easterday Janitorial Supply and loss of the World Trade Center account, both of which had higher gross profit margins than those initially realized on newly added business. Also, as explained earlier, the operating expenses for the first six months of 2002 included the additional $1.5 million of Janitorial operating expenses related to the destruction of the World Trade Center and the higher insurance expense which could not be fully absorbed through increased pricing in the first quarter of 2002.

     Selling, general and administrative expenses for the first six months of 2002 were $78.4 million compared to $81.9 million for the corresponding six months of 2001. As a percentage of sales, selling, general and administrative expenses decreased to 8.2% for the period ended April 30, 2002 from 8.5% for the same period in 2001 primarily due to the sale of Easterday Janitorial Supply effective April 30, 2001. Easterday’s selling, general and administrative expenses were $5.6 million or 35% of its sales for the first six months of 2001.

     Interest expense was $497,000 for the first half of 2002 compared to $1.7 million for the same period in 2001, a decrease of $1.2 million. This decrease was primarily due to lower weighted average borrowings and interest rates during the first half of 2002, compared to the same period in 2001.

     The estimated effective federal and state income tax rate was 38% for the first six months of 2002, compared to 39% for the first six months of 2001. The lower tax rate was mostly due to an increase in estimated federal tax credits.

Segment Information

     The results of operations from the Company’s six reportable operating divisions for the six months ended April 30, 2002, compared to the same period in 2001 are more fully described below. The comparison of the six-month periods are related to the sales and operating profits in Note 8, which exclude goodwill amortization from both periods, to provide a comparable analysis.

     Sales for ABM Janitorial Services increased slightly by 0.1% in the first half of 2002 as compared to the same period of the prior year, as new business was sufficient to offset the loss of the World Trade Center. However, operating profits were down 14.2% in the first six months of 2002 as compared to the same period of 2001 due to the loss of higher margin business in the Northeast region. Also, as explained earlier, the operating expenses for the first six months of 2002 included the additional $1.5 million of operating expenses related to the destruction of the World Trade Center and the higher insurance expense which could not be fully absorbed through increased pricing in the first quarter of 2002.

     Sales for ABM Engineering Services increased 2.3% from the first half of 2001 to the first half of 2002 due to an increased customer base in all regions and, in the second quarter of 2002, the resolution of disputed additional work performed for the Port Authority of New York. This was partially offset by the loss of work at the World Trade Center. Operating profits increased 3.8% from 2001 to 2002 due to the increased business.

     Ampco System Parking sales decreased by 8.6% and its operating profits decreased 30.9% during the first half of 2002 compared to the first half of 2001. The decrease in sales was primarily due to the loss of an airport contract, the conversion of lease contracts to management fee contracts, and the effects of the terrorist attacks of September 11 on sales at airport and hotel facilities. The decrease in operating profits resulted from the decline in sales and increased insurance costs, which could not be fully absorbed through increased pricing.

     American Commercial Security Services sales increased 37.1% due to the acquisitions of Sundown Security in June 2001, Triumph Security in January 2002, and Foulke Security in February 2002, as well as winning several large accounts including Microsoft. Tag sales, sales in addition to the contractual fees, were also higher due to heightened security after the September 11 terrorist attack. Operating profits increased 103.6% due to improvement in gross margin as a result of tight control over labor cost.

     Amtech Lighting Services reported a 2.3% increase in sales during the first six months of 2002 compared to the same six months of 2001. Operating profits decreased 8.9% due to the loss of the World Trade Center account and lower margins on acquired business, primarily in the Southeast.

     Sales for Amtech Elevator Services decreased by 8.5% in the first half of 2002 compared to 2001 primarily due to the decline in modernization contracts in Chicago and Philadelphia and the loss of two large service contracts in San Francisco and Orange County. The Division reported a 48.6% decrease in operating profits for the first six months of 2002 as compared to the corresponding six months of 2001. This reduction in operating profits can be attributed primarily to the lost jobs, lower margins on modernization projects primarily in the Division’s Chicago office, and higher operating expenses, including data processing and insurance.

     Sales for Other Divisions were down 36.2% and operating profits decreased 71.1% during the first half of 2002 compared to the same period last year. The decline in operating profits was primarily due to a $500,000 write-down of work-in-progress and reduced project work in the Mechanical Division in the second quarter of 2002 and the pretax gain of $718,000 from the sale of Easterday Janitorial Supply in the second quarter of 2001.

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

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for uncollectible accounts, deferred income tax asset, contingencies and litigation expense. The Company bases its estimates on historical experience, independent valuations, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Self-Insurance Reserves: Certain insurable risks such as general liability, property damage and workers’ compensation are self-insured by the Company. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company’s self-insurance program are recorded on a claim-incurred basis. The Company uses independent actuaries to annually evaluate and estimate the range of the Company’s claim costs and liabilities. The Company accrues an amount that is within the actuarial range of exposure. Using the annual actuarial report, management develops annual insurance costs for each division, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs on a quarterly basis. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is designed to capture the recent experience and trends. If the number of claims incurred were to increase, or the severity of the claims were to increase, the Company may be required to record an additional expense for self-insurance liabilities.

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

     Deferred Tax Asset Valuation: Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. At April 30, 2002, the deferred tax asset was $61.7 million and no valuation allowance was recorded. Should future income be less than anticipated, the deferred tax asset may not be recoverable.

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

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Stockholders

     a)   The Annual Meeting of Stockholders was held on March 12, 2002.

     b)   The following directors were elected by a vote of stockholders: Maryellen C. Herringer, Charles T. Horngren, and Martinn H. Mandles. They will serve for a term ending in the year 2005.

            The following directors remained in office: Linda L. Chavez, Luke S. Helms, Henry L. Kotkins, Jr., Theodore T. Rosenberg, Henrik C. Slipsager, William W. Steele, and William E. Walsh.

     c)   The following matters were voted upon at the meeting:

     (1)  Proposal 1 — Election of Directors.

		Against
		or		Broker
Nominee	For	Withheld	Abstentions	Non-votes

Maryellen C. Herringer	19,813,610	1,424,509	0	0
Charles T. Horngren	19,796,313	1,441,806	0	0
Martinn H. Mandles	20,154,596	1,083,523	0	0

     (2)  Proposal 2 — Approval of the Company’s 2002 Price-Vested Performance Stock Option Plan.

	Against
	or		Broker
For	Withheld	Abstentions	Non-votes

9,558,309	7,442,710	626,504	3,610,596

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.2 - Bylaws as amended March 12, 2002

Exhibit 10.69 - 2002 Price-Vested Performance Stock Option Plan

(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

June 14, 2002	/s/ George B. Sundby Senior Vice President and Chief Financial Officer Principal Financial Officer

June 14, 2002	/s/ Maria Placida Y. de la Pena Vice President and Controller Chief Accounting Officer