Form 10-Q
period 2002-07-31
ABM INDUSTRIES INC /DE/
filed 2002-09-12
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [   ]

Number of shares of Common Stock outstanding as of August 31, 2002: 49,290,409.

ABM Industries Incorporated
Form 10-Q
For the three months and nine months ended July 31, 2002

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	2

	Notes to the Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Qualitative and Quantitative Disclosures About Market Risk	32

PART II	OTHER INFORMATION

Item 5	Other Information	32

Item 6	Exhibits and Reports on Form 8-K	32

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	July 31,	October 31,
	2002	2001

ASSETS:
Current assets:
Cash and cash equivalents	$2,756	$3,052
Trade accounts receivable, net	334,131	367,201
Inventories	27,497	25,974
Deferred income taxes	28,932	26,806
Prepaid expenses and other current assets	46,113	42,508

Total current assets	439,429	465,541

Investments and long-term receivables	13,388	13,871
Property, plant and equipment, at cost:
Land and buildings	5,021	4,996
Transportation equipment	15,034	15,546
Machinery and other equipment	73,593	73,543
Leasehold improvements	14,829	14,802

	108,477	108,887
Less accumulated depreciation and amortization	(69,908)	(65,951)

Property, plant and equipment, net	38,569	42,936

Goodwill	165,875	113,199
Deferred income taxes	34,013	35,400
Other assets	13,393	12,153

Total assets	$704,667	$683,100

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	July 31,	October 31,
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$—	$10,877
Bank overdraft	4,281	—
Trade accounts payable	38,564	50,671
Income taxes payable	5,925	6,816
Accrued liabilities:
Compensation	63,658	62,854
Taxes — other than income	17,059	20,409
Insurance claims	49,427	48,193
Other	41,098	36,179

Total current liabilities	220,012	235,999
Long-term debt (less current portion)	15,000	942
Retirement plans	22,229	21,483
Insurance claims	65,807	63,499

Total liabilities	323,048	321,923

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 50,074,000 and 48,778,000 shares issued at July 31, 2002 and October 31, 2001, respectively	501	488
Additional paid-in capital	146,765	130,998
Accumulated other comprehensive loss	(761)	(763)
Retained earnings	251,784	230,454
Cost of treasury stock (900,000 shares)	(16,670)	—

Total stockholders’ equity	381,619	361,177

Total liabilities and stockholders’ equity	$704,667	$683,100

The accompanying notes are an integral part of the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Revenues:
Sales and other income	$543,752	$542,918	$1,597,154	$1,602,370
Gain on insurance claim	5,725	—	10,025	—

Total revenues	549,477	542,918	1,607,179	1,602,370

Expenses:
Operating expenses and cost of goods sold	484,295	479,615	1,427,641	1,415,956
Selling, general and administrative	49,227	38,885	127,634	120,771
Interest	229	521	726	2,230
Goodwill amortization	—	3,095	—	9,073

Total expenses	533,751	522,116	1,556,001	1,548,030

Income before income taxes	15,726	20,802	51,178	54,340
Income taxes	3,092	7,569	16,564	20,649

Net income	$12,634	$13,233	$34,614	$33,691

Net income per common share
Basic	$0.26	$0.27	$0.71	$0.70
Diluted	$0.25	$0.26	$0.68	$0.67
Average number of common shares outstanding
Basic	49,059	48,012	49,093	47,340
Diluted	51,179	50,676	51,117	49,806
Dividends per common share	$0.090	$0.083	$0.270	$0.248

The accompanying notes are an integral part of the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
(In thousands)

	2002	2001

Cash flows from operating activities:
Cash received from customers	$1,618,956	$1,592,285
Other operating cash receipts	8,525	4,400
Interest received	441	733
Cash paid to suppliers and employees	(1,546,475)	(1,517,187)
Interest paid	(856)	(2,661)
Income taxes paid	(17,441)	(23,849)

Net cash provided by operating activities	63,150	53,721

Cash flows from investing activities:
Additions to property, plant and equipment	(5,720)	(13,701)
Proceeds from sale of assets	1,033	1,737
Decrease (increase) in investments and long-term receivables	483	(46)
Purchase of businesses	(50,407)	(21,392)
Proceeds from sale of business	—	12,000

Net cash used in investing activities	(54,611)	(21,402)

Cash flows from financing activities:
Common stock issued	13,656	19,395
Common stock purchases	(16,670)	—
Dividends paid	(13,283)	(12,137)
Increase (decrease) in bank overdraft	4,281	(11,334)
Long-term borrowings	15,000	55,000
Repayments of long-term borrowings	(11,819)	(82,857)

Net cash used in financing activities	(8,835)	(31,933)

Net (decrease) increase in cash and cash equivalents	(296)	386
Cash and cash equivalents beginning of period	3,052	2,000

Cash and cash equivalents end of period	$2,756	$2,386

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
(In thousands)

	2002	2001

Reconciliation of net income to net cash provided by operating activities:
Net income	$34,614	$33,691
Adjustments:
Depreciation and other intangible amortization	11,453	10,222
Goodwill amortization	—	9,073
Provision for bad debts	7,802	4,287
(Gain) loss on sale of assets	(184)	45
Gain on sale of business	—	(718)
Increase in deferred income taxes	(739)	(1,681)
Decrease (increase) in trade accounts receivable	26,652	(4,279)
Increase in inventories	(1,523)	(1,602)
Increase in prepaid expenses and other current assets	(3,096)	(5,548)
Increase in other assets	(2,053)	(982)
Decrease in income taxes payable	(138)	(1,518)
Increase in retirement plans accrual	746	1,900
Increase (decrease) in insurance claims liability	3,542	(2,468)
(Decrease) increase in trade accounts payable and other accrued liabilities	(13,926)	13,299

Total adjustments to net income	28,536	20,030

Net cash provided by operating activities	$63,150	$53,721

Supplemental data:
Non-cash investing activities:
Common stock issued for net assets of business acquired	$1,371	$1,666

The accompanying notes are an integral part of the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments which are necessary to present fairly ABM Industries Incorporated and subsidiaries (the Company) financial position as of July 31, 2002, the results of operations for the three and nine months then ended, and cash flows for the nine months then ended. These adjustments are of a normal, recurring nature.

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

3.   Treasury Stock

     On September 16, 2001, the Company’s Board of Directors authorized the purchase of up to two million shares (post-split) of its outstanding stock at any time through December 31, 2001. On December 17, 2001, the Board of Directors extended this authorization to purchase until December 31, 2002. As of July 31, 2002, the Company had purchased 900,000 shares at a cost of $16,670,000.

4.   Revenue Presentation — Adoption of Emerging Issues Task Force Issue No. 01-14

     In January 2002, the Emerging Issues Task Force (EITF) released Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”, which the Company adopted in the third quarter of fiscal 2002. For the Company’s Parking Division this pronouncement requires both revenues and expenses be recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Previously, expenses directly reimbursed under managed parking lot agreements were netted against the reimbursement received. EITF No. 01-14 did not change the income statement presentation of revenues and expenses of other ABM Divisions. Amounts have been reclassified to conform to the presentation of these reimbursed expenses in all prior periods presented. Adoption of the pronouncement resulted in an increase in total revenues and total costs and expenses in equal amounts of $51,319,000 and $50,464,000 for the three months ended July 31, 2002 and 2001, respectively, and $151,884,000 and $149,003,000 for the nine months ended July 31, 2002 and 2001, respectively. This presentation change has no impact on operating profits or net income.

5.   Goodwill — Adoption of Statement of Financial Accounting Standards No. 142

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 became effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company has adopted the provisions of SFAS No. 142 beginning with the first quarter of fiscal 2002. In accordance with this standard, goodwill is no longer amortized but will be subject to an annual assessment for impairment. The Company is required to perform goodwill impairment tests on an annual basis and, in certain circumstances, between annual tests. As of July 31, 2002, no impairment of the Company’s goodwill carrying value has been indicated. As of July 31, 2002, all other intangible assets, consisting principally of contract rights with a net book value of $3,730,000 are included in other assets and will continue to be amortized over the contract periods.

     The details for the change in goodwill are shown below (in thousands):

July 31, 2002

Beginning balance	$113,199
Acquisitions	46,505
Earnouts	6,171

Ending balance	$165,875

     Transitional disclosure of earnings excluding goodwill amortization is as follows (in thousands except per share amounts):

	Three months ended
	July 31,

	2002	2001

Net income	$12,634	$13,233
Goodwill amortization (after tax)	—	1,919

Adjusted net income	12,634	15,152
Preferred stock dividends	—	(128)

Adjusted net income available to common stockholders	$12,634	$15,024

Net income per common share — basic:
Net income	$0.26	$0.27
Goodwill amortization	—	0.04

Adjusted net income	$0.26	$0.31

Net income per common share — diluted:
Net income	$0.25	$0.26
Goodwill amortization	—	0.04

Adjusted net income	$0.25	$0.30

Average common shares outstanding — basic	49,059	48,012
Average common shares outstanding — diluted	51,179	50,676

	Nine months ended
	July 31,

	2002	2001

Net income	$34,614	$33,691
Goodwill amortization (after tax)	—	5,625

Adjusted net income	34,614	39,316
Preferred stock dividends	—	(384)

Adjusted net income available to common stockholders	$34,614	$38,932

Net income per common share — basic:
Net income	$0.71	$0.70
Goodwill amortization	—	0.12

Adjusted net income	$0.71	$0.82

Net income per common share — diluted:
Net income	$0.68	$0.67
Goodwill amortization	—	0.11

Adjusted net income	$0.68	$0.78

Average common shares outstanding — basic	49,093	47,340
Average common shares outstanding — diluted	51,117	49,806

6.   Net Income per Common Share

     The Company has reported its earnings in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period. Diluted net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Preferred stock dividends no longer apply after the redemption of preferred stock on September 4, 2001. The calculation of net income per common share is as follows (in thousands except per share amounts):

	Three months ended
	July 31,

	2002	2001

Net income	$12,634	$13,233
Preferred stock dividends	—	(128)

Net income available to common stockholders	$12,634	$13,105

Average common shares outstanding — basic	49,059	48,012
Effect of dilutive securities:
Stock options	2,120	2,544
Other	—	120

Average common shares outstanding — diluted	51,179	50,676

Net income per common share — basic	$0.26	$0.27
Net income per common share — diluted	$0.25	$0.26

	Nine months ended
	July 31,

	2002	2001

Net income	$34,614	$33,691
Preferred stock dividends	—	(384)

Net income available to common stockholders	$34,614	$33,307

Average common shares outstanding — basic	49,093	47,340
Effect of dilutive securities:
Stock options	2,024	2,346
Other	—	120

Average common shares outstanding — diluted	51,117	49,806

Net income per common share — basic	$0.71	$0.70
Net income per common share — diluted	$0.68	$0.67

     For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period. For the nine months ended July 31, 2002, options to purchase approximately 381,000 shares of common stock at a weighted average exercise price of $18.36 were excluded from the computation. For the nine months ended July 31, 2001, options to purchase approximately 499,000 shares of common stock at a weighted average exercise price of $18.35 were excluded from the computation.

7.   Debt

     On June 28, 2002, the Company entered into a three-year unsecured revolving credit agreement with a syndicate of U.S. banks that provides a $150 million line of credit. This agreement replaced the Company’s unsecured revolving credit agreement in an equal amount that expired on July 1, 2002. Under the terms of the new credit facility, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a spread, or prime rate for overnight borrowing. As of July 31, 2002, the total amount outstanding was $112.7 million, which was comprised of Eurodollar loans in the amount of $15.0 million and standby letters of credit of $97.7 million. The agreement requires the Company to meet certain financial ratios and places some limitations on outside borrowings.

8.   Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) at July 31, 2002 and October 31, 2001 consists of foreign currency translation adjustments. Comprehensive income for the three and nine month periods ended July 31, 2002 approximated net income.

9.   Acquisitions

     The Company acquired the service contracts and selected assets of Triumph Security Corporation and Triumph Cleaning Corporation with customers located in New York City effective January 26 and 28, 2002, respectively. On February 28, 2002, the Company acquired the security contracts, accounts receivable and selected assets of Foulke Associates, Inc. with customers located throughout Georgia, Florida, Maryland, Pennsylvania and Virginia. The total cost of these acquisitions was $8,800,000, of which $7,118,000 was allocated to goodwill. The aggregate purchase prices of these acquisitions do not reflect payments of contingent consideration based upon the future results of operations of the businesses acquired. As these acquisitions were not material, pro forma information is not included in the accompanying unaudited condensed consolidated financial statements.

     On July 12, 2002, the Company acquired the operations of Lakeside Building Maintenance, Inc. and an affiliated company (collectively, Lakeside) with customers located in Chicago, Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Louisville, Milwaukee, Nashville and St. Louis. The total acquisition cost was $41,001,000, which included the assumption of liabilities totaling $4,194,000, plus contingent payments. Of the total cost, $39,387,000 was allocated to goodwill. Contingent payments are payable over a three-year period commencing July 13, 2002. The first two annual payments will be equal to fifty percent of Lakeside’s Adjusted Earnings Before Interest Taxes Depreciation and Amortization for each year of the two-year period from July 13, 2002 through July 12, 2004 while the final payment will be equal to $5,304,000 provided that the gross revenues of Lakeside during the one-year period from July 13, 2004 through July 12, 2005 are equal to or greater than $131,200,000. Pro forma information for this acquisition is shown at the end of this section.

     The operations of the acquired businesses have been included in the Company’s financial statements from the respective dates of acquisition.

     During the nine months ended July 31, 2002, contingent payments in cash and common shares were made on prior period acquisitions as provided by the respective purchase agreements. Total cash paid was $4,800,000 and common shares with a fair market value of $1,371,000 at the date of issuance were issued on January 30, 2002. These amounts were added to goodwill.

     The following pro forma information for the Lakeside acquisition assumes the acquisition occurred on November 1, 2000. The actual results of Lakeside for the period July 13, 2002 through July 31, 2002 are included in the ABM results.

	Three months ended July 31,

	2002			2001

	ABM	Lakeside	Pro Forma	ABM	Lakeside	Pro Forma

	(in thousands except per share amounts)

Revenues	$549,477	$33,849	$583,326	$542,918	$38,525	$581,443
Operating and SG&A expense	533,522	31,590	565,112	518,500	36,137	554,637
Interest expense	229	455	684	521	666	1,187
Goodwill amortization	—	—	—	3,095	656	3,751
Total expenses	533,751	32,045	565,796	522,116	37,459	559,575
Income before income taxes	15,726	1,804	17,530	20,802	1,066	21,868
Income taxes	3,092	655	3,747	7,569	405	7,974
Net income	12,634	1,149	13,783	13,233	661	13,894
Net income per common share:
Basic	$0.26	—	$0.28	$0.27	—	$0.29
Diluted	$0.25	—	$0.27	$0.26	—	$0.27
Average number of common shares outstanding:
Basic	49,059	—	49,050	48,012	—	48,012
Diluted	51,179	—	51,179	50,676	—	50,676

	Nine months ended July 31,

	2002			2001

	ABM	Lakeside	Pro Forma	ABM	Lakeside	Pro Forma

	(in thousands except per share amounts)

Revenues	$1,607,179	$113,460	$1,720,639	$1,602,370	$112,075	$1,714,445
Operating and SG&A expense	1,555,275	106,413	1,661,688	1,536,727	104,912	1,641,639
Interest expense	726	1,365	2,091	2,230	1,997	4,227
Goodwill amortization	—	—	—	9,073	1,969	11,042
Total expenses	1,556,001	107,778	1,663,779	1,548,030	108,878	1,656,908
Income before income taxes	51,178	5,682	56,860	54,340	3,197	57,537
Income taxes	16,564	2,063	18,627	20,649	1,215	21,864
Net income	34,614	3,619	38,233	33,691	1,982	35,673
Net income per common share:
Basic	$0.71	—	$0.78	$0.70	—	$0.75
Diluted	$0.68	—	$0.75	$0.67	—	$0.71
Average number of common shares outstanding:
Basic	49,093	—	49,093	47,340	—	47,340
Diluted	51,117	—	51,117	49,806	—	49,806

10.   Segment Information

     The Company’s operations have been grouped into seven segments as defined under Statement of Financial Accounting Standards (SFAS) No. 131. The results of operations from the segments for the three and nine months ended July 31, 2002, as compared to the three and nine months ended July 31, 2001, are more fully described below. Included in Other Divisions are ABM Service Network, CommAir Mechanical Services, and Easterday Janitorial Supply Company, which was sold on April 30, 2001. For comparative purposes, goodwill amortization has been segregated from the operating profits of the divisions for the three and nine months ended July 31, 2001 and reported separately.

	Three months ended
	July 31,

	2002	2001

	(In thousands)

Sales and Other Income:
ABM Janitorial Services	$295,556	$293,989
ABM Engineering Services	43,273	42,537
Ampco System Parking	91,912	92,041
American Commercial Security Services	36,603	25,918
Amtech Lighting Services	31,868	41,103
Amtech Elevator Services	29,492	31,408
Other Divisions	14,960	15,597
Corporate	88	325

	$543,752	$542,918

Operating Profit (Loss):
ABM Janitorial Services	$12,442	$18,231
ABM Engineering Service	2,626	2,485
Ampco System Parking	2,077	1,708
American Commercial Security Services	1,468	843
Amtech Lighting Services	1,880	3,465
Amtech Elevator Services	1,202	1,740
Other Divisions	(2,159)	1,351
Corporate Expenses	(9,306)	(5,405)
Goodwill Amortization	—	(3,095)

Operating Profit	$10,230	$21,323
Gain on Insurance Claim	5,725	—
Interest Expense	(229)	(521)

Income Before Income Taxes	$15,726	$20,802

	Nine months ended
	July 31,

	2002	2001

	(In thousands)

Sales and Other Income:
ABM Janitorial Services	$866,585	$864,421
ABM Engineering Services	129,610	126,948
Ampco System Parking	269,751	275,141
American Commercial Security Services	103,397	74,641
Amtech Lighting Services	96,506	104,257
Amtech Elevator Services	84,219	91,197
Other Divisions	46,648	65,242
Corporate	438	523

	$1,597,154	$1,602,370

Operating Profit (Loss):
ABM Janitorial Services	$39,612	$49,889
ABM Engineering Services	7,286	6,975
Ampco System Parking	4,908	5,806
American Commercial Security Services	3,728	1,953
Amtech Lighting Services	5,884	7,860
Amtech Elevator Services	2,726	4,706
Other Divisions	(1,387)	4,020
Corporate Expenses	(20,878)	(15,566)
Goodwill Amortization	—	(9,073)

Operating Profit	$41,879	$56,570
Gain on Insurance Claim	10,025	—
Interest Expense	(726)	(2,230)

Income Before Income Taxes	$51,178	$54,340

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

Financial Condition

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company’s liquidity needs. On June 28, 2002, the Company entered into a three-year unsecured revolving credit agreement with a syndicate of U.S. banks that provides a $150 million line of credit. This agreement replaced the Company’s unsecured revolving credit agreement in an equal amount that expired on July 1, 2002. Under the terms of the new credit facility, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a spread, or prime rate for overnight borrowing. As of July 31, 2002, the total amount outstanding was $112.7 million, which was comprised of Eurodollar loans in the amount of $15.0 million and standby letters of credit of $97.7 million. The agreement requires the Company to meet certain financial ratios and places some limitations on outside borrowings. The Company’s effective weighted average interest rate for all Eurodollar, Prime, and Fixed Rate borrowings for the nine months ended July 31, 2002 was 3.24%.

     At July 31, 2002, working capital was $219.4 million, as compared to $229.5 million at October 31, 2001. The largest component of working capital consists of trade accounts receivable that totaled $334.1 million at July 31, 2002 compared to $367.2 million at October 31, 2001. These amounts were net of allowances for uncollectible accounts of $8.7 million and $9.4 million at July 31, 2002 and October 31, 2001, respectively. As of July 31, 2002, accounts receivable that were over 90 days past due had decreased $4.0 million to $51.9 million (15% of the total outstanding) from $55.9 million (15% of the total outstanding) at October 31, 2001, primarily due to increased collection efforts.

     During the nine months ended July 31, 2002, net cash provided by operating activities amounted to $63.2 million, as compared to $53.7 million for the nine months ended July 31, 2001. The increase in cash provided from operations is primarily due to greater cash collections in the nine months ended July 31, 2002, compared with the nine months ended July 31, 2001, and receipt of $6.5 million proceeds from the September 11 insurance claim in the first nine months of 2002. The additional insurance settlement of $6.8 million agreed upon in July is expected to be received by the end of September.

     Net cash used in investing activities was $54.6 million in the nine months ended July 31, 2002, compared to $21.4 million in the same period of 2001. The increase is primarily due to the acquisition of Lakeside Building Maintenance in July 2002.

     Net cash used in financing activities was $8.8 million in the nine months ended July 31, 2002, compared to $31.9 in the nine months ended July 31, 2001. The decrease is primarily due to the use of cash in the acquisition of Lakeside in lieu of purchasing additional shares of stock or paying down debt.

     The Company advanced $1.2 million on December 19, 2001, $600,000 on April 12, 2002, and $700,000 on August 1, 2002 to SiteStuff, Inc. as part of a secured convertible promissory note agreement. SiteStuff, Inc. is an e-commerce enterprise within the real estate industry designed to provide owners and managers of real estate the ability to aggregate their buying power for procurement of goods and services. The provisions of this note agreement provide for additional advances payable upon written request by SiteStuff, Inc. at any time prior to May 13, 2003, up to a maximum advance of the lesser of $4.0 million or 80% of its current customer receivables. Interest of 5% on any outstanding amount is payable in arrears at the end of each calendar quarter. The note is secured by the customer accounts of SiteStuff, Inc. as well as records, cash accounts and proceeds related to those accounts. On or before June 13, 2003, outstanding amounts under this note are convertible, at the option of the Company, into Series D preferred stock at the price defined in the SiteStuff, Inc. certificate of incorporation.

     The Company self-insures, generally up to $500,000 per occurrence, certain insurable risks such as general liability, property damage and workers’ compensation. It is the Company’s policy to annually retain an outside actuary to review the adequacy of its self-insurance claim reserves.

Contractual Obligations and Commercial Commitments

     The Company is contractually obligated to make future payments under non-cancelable operating lease agreements. As of July 31, 2002, future contractual payments are as follows:

(In thousands)	Payments Due By Period

Contractual		Less than	1 - 3	4 - 5	After
Obligations	Total	1 year	years	years	5 years

Operating Leases	$189,058	$47,119	$53,531	$27,045	$61,363

     Additionally, the Company has the following commercial commitments:

(In thousands)	Amount of Commitment Expiration Per Period

	Total
Commercial	Amounts	Less than	1 - 3	4 - 5	After
Commitments	Committed	1 year	years	years	5 years

Standby Letters of Credit	$97,652	$97,652	—	—	—
Financial Responsibility Bonds	$1,999	$1,999	—	—	—

Total	$99,651	$99,651	—	—	—

September 11 Insurance Claims

     The Company has commercial insurance policies covering business interruption, property damage and other losses related to the September 11 tragic incident. As previously reported by the Company, the World Trade Center complex in New York was the Company’s largest single job site with annual sales of approximately $75 million (4% of ABM’s consolidated sales for 2001). The Company has been working with its carrier, Zurich Insurance, in providing preliminary claim information regarding the property damage and lost business income, and as described further below substantially settled the property portion of the claim. In December 2001, Zurich filed a Declaratory Judgment Action in the Southern District of New York claiming the loss of the business profit falls under a Contingent Business Interruption Sub-limit within the policy of $10 million. The trial date is now set for January 2003. Based on review of the policy and consultation with coverage counsel and other claim experts, the Company believes that its business interruption claim does not fall under the $10 million sub-limit on contingent business interruption. Zurich’s filing does not impact any other aspects of the claim. As of July 31, 2002, Zurich had agreed to pay a total of $13.3 million in insurance proceeds, of which $10 million is for business interruption and $3.3 million for property damage. The Company realized a pretax gain of $4.3 million in the second quarter of 2002 on $6.5 million proceeds received in April 2002 and an additional $5.7 million in the third quarter of 2002 from the $6.8 million settlement reached in July 2002, for a total pretax gain of $10 million in the first nine months of 2002. The second settlement is expected to be received by the end of September.

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

     On July 12, 2002, the Company acquired the operations of Lakeside Building Maintenance, Inc. and an affiliated company. With annual revenues exceeding $160 million, Chicago-based Lakeside was the largest privately-owned janitorial contractor in the Midwest, with operations in Chicago, Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Louisville, Milwaukee, Nashville and St. Louis. Lakeside’s chairman and president are expected to continue to manage Lakeside separate and apart from the Company’s other janitorial subsidiaries operating in the Midwest for the first three years after closing. The total acquisition cost was $41 million which includes the assumption of liabilities of $4.2 million, plus contingent payments payable over the three-year period commencing July 13, 2002. The first two annual payments will be equal to fifty percent of Lakeside’s Adjusted Earnings Before Interest Taxes Depreciation and Amortization for each year of the two-year period from July 13, 2002 through July 12, 2004 while the final payment will be equal to $5,304,000 provided that the gross revenues of Lakeside during the one-year period from July 13, 2004 through July 12, 2005 are equal to or greater than $131,200,000. After the third year, Lakeside will be combined with ABM’s other janitorial operations in the Midwest.

Results of Operations

     The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company’s fiscal year and third quarter which ended on October 31 and July 31, respectively.

Three Months Ended July 31, 2002 vs. Three Months Ended July 31, 2001

     Net income for the third quarter of 2002 was $12.6 million ($0.25 per diluted share), a decrease of 4.5% from the net income of $13.2 million ($0.26 per diluted share) for the third quarter of 2001, which included $2.0 million ($0.04 per diluted share) of after-tax goodwill amortization expense.

     The results for the third quarter of 2002 included a $5.7 million pretax gain from an agreement with Zurich Insurance for additional payments of $5.0 million for business interruption and $1.8 million for property damage related to the World Trade Center; a $2.9 million income tax benefit principally from tax liability adjustments made after the filing of the 2001 income tax returns; a $3.1 million pretax provision for costs associated with the elimination of the Chief Administrative Officer position, the early retirement of the Corporate General Counsel and the replacement of the President of ABM Facility Services Division; a $1 million pretax write-down of work-in-progress; a $686,000 pretax increase in operating expenses in New York City as a result of the World Trade Center related increase in seniority-based payroll and unemployment insurance costs; and $445,000 of professional fees related to the World Trade Center insurance claim. Additionally, the bad debt expense for the third quarter of 2002 was $3.8 million higher than the third quarter of 2001 primarily due to increased bankruptcies. Lastly, the business lost at the World Trade Center had higher gross margins than those realized on newly added business. For the three months ended July 31, 2001, the Company realized pretax income of $2.6 million on revenue of $20.3 million from the World Trade Center and the adjacent building.

     Sales and other income (hereinafter called sales) for the third quarter of 2002 of $543.8 million increased slightly by 0.2% compared to $542.9 million for the third quarter of 2001 despite the loss of the World Trade Center. Offsetting the loss of the World Trade Center in the third quarter of 2002 were sales from the newly acquired operations of Lakeside Building Maintenance in the Midwest and other new business, principally in the Security Division.

     As a percentage of sales, operating expenses and cost of goods sold were 89.1% for the third quarter of 2002, compared to 88.3% for the third quarter of 2001. Consequently, as a percentage of sales, the Company’s gross profit (sales minus operating expenses and cost of goods sold) of 10.9% in the third quarter of 2002 was lower than the gross profit of 11.7% for the third quarter of 2001. The decline was due primarily to the above-mentioned write-down in work in process, increase in New York City operating expenses and loss of the high-margin World Trade Center account.

     Selling, general and administrative expenses for the third quarter of 2002 were $49.2 million compared to $38.9 million for the corresponding three months of 2001. The increase in selling, general and administrative expenses was primarily due to $3.1 million of costs associated with the above-mentioned personnel changes, $3.8 million of higher bad debt expense due to increased bankruptcies, and $445,000 of professional fees associated with the World Trade Center insurance claim. As a percentage of sales, selling, general and administrative expenses increased to 9.1% for the three months ended July 31, 2002 from 7.2% for the same period in 2001.

     Interest expense was $229,000 for the third quarter of 2002 compared to $521,000 for the same period in 2001, a decrease of $292,000. This decrease was primarily due to lower weighted average borrowings and interest rates during the third quarter of 2002, compared to the same period in 2001.

     During the third quarter of 2002, the Company completed the filing of its state and federal income tax returns for the prior fiscal year. As a result, the third quarter 2002 income taxes included a $2.0 million non-recurring benefit from the adjustment of the prior year’s estimated tax liabilities to the tax returns as filed, which included the elimination of a $1.5 million deferred federal tax liability that is no longer required. Additionally, based principally on a lower state tax rate for 2001 and on the tax credits generated through July 31, 2002, the Company lowered its estimated combined federal and state tax rate for 2002 from 38% for the first six months to 36.3% for the year. In the third quarter of 2001, the Company made a similar determination, estimating its combined tax rate at 38.0% versus the 39.0% used in the first six months of 2001. Accordingly, third quarter income taxes included a $638,000 benefit in 2002 and a $336,000 benefit in 2001 from applying the lower rate to the respective year’s first half results. As a result of the above-mentioned adjustments, the effective tax rates were 19.7% and 36.4% for the three months ended July 31, 2002 and 2001, respectively.

Segment Information

     The results of operations from the Company’s reportable operating divisions for the three months ended July 31, 2002, compared to the same period in 2001 are more fully described below. The comparison of the three-month periods are related to the sales and operating profits in Note 10, which exclude goodwill amortization from both periods, to provide a comparable analysis.

     Sales for ABM Janitorial Services (also known as American Building Maintenance) were 0.5% higher in the third quarter of 2002 as compared to the same quarter of 2001 due to the $8.6 million contribution from the newly acquired Lakeside Building Maintenance in July 2002. Sales in the Northeast, Southeast and Northwest regions, however, continued to be lower mostly due to direct and indirect effects of the events of September 11 and the elimination of non-profitable contracts in the Southeast. Operating profits in the third quarter of 2002 were 31.8% lower than the same period in 2001 due to the loss of the higher margin business in the Northeast region and $686,000 pretax increase in operating expenses in New York City as a result of the World Trade Center related increase in seniority-based payroll and unemployment insurance costs which could not be absorbed through increased pricing. Furthermore, bad debt expense was $2.5 million higher in the third quarter of 2002 compared to the third quarter of 2001 due to an increase in bankruptcies.

     Sales for ABM Engineering Services increased 1.7% from the third quarter of 2001 to the third quarter of 2002 due to an increased customer base in all regions. This was partially offset by the lost revenues from the World Trade Center contract. Operating profits increased 5.7% from the third quarter of 2001 to the third quarter of 2002 primarily due to increased business.

     Ampco System Parking (also known as Ampco System Airport Parking and Ampco Express Airport Parking) sales decreased by 0.1%, while its operating profits increased 21.6% during the third quarter of 2002 compared to the third quarter of 2001. The decrease in sales reflects the continuing effects of the terrorist attacks of September 11, 2001 on sales at airport and hotel facilities. The increase in operating profits is due to new business and renegotiated contracts with higher margins.

     American Commercial Security Services sales increased 41.2% due to the acquisitions of Sundown Security in June 2001, Triumph Security in January 2002, and Foulke Security in February 2002, as well as winning several large accounts including Microsoft. Tag sales, or sales in addition to the contractual fees, were also higher due to heightened security after the September 11 terrorist attack. Operating profits increased 74.1% due to increased sales and lower costs due to tight control over labor and operating expenses.

     Amtech Lighting Services reported a 22.5% decrease in sales during the third quarter of 2002 compared to the third quarter of 2001, with a 45.7% decrease in profits. The decrease in sales and profits was primarily due to decreased business in the Southeast and Southwest regions mostly related to non-recurring energy conservation projects in 2001 and the loss of sales and profits from the World Trade Center.

     Sales for Amtech Elevator Services decreased by 6.1% in the third quarter of 2002 compared to the same period in 2001 primarily due to lost service contacts in San Francisco and Orange County and lower modernization sales. Operating profits decreased by 30.9% for the third quarter of 2002 compared to the corresponding quarter of 2001, primarily due to increased modernization material and labor costs, particularly in the Chicago office, as well as higher operating expenses including data processing, insurance and bad debt expense.

     Sales for Other Divisions were down 4.1% for the third quarter and the results were a loss of $2.2 million in the third quarter of 2002 compared to a profit of $1.4 million in the same period last year. The loss for the quarter was primarily due to lower revenues from fewer projects, a write-down of work-in-progress and an additional bad debt provision totaling approximately $1 million in the Mechanical Division, a $1.3 million bad debt provision in the Facility Services Division for the Consolidated Freightways account which declared bankruptcy in September, as well as $400,000 in costs associated with the replacement of the President of the Facility Services Division.

     The increase in Corporate expenses includes $2.7 million pretax provision for costs associated with the elimination of the Chief Administrative Officer position and the early retirement of the Corporate General Counsel, $445,000 of professional fees related to the World Trade Center insurance claim, and higher insurance costs.

Nine Months Ended July 31, 2002 vs. Nine Months Ended July 31, 2001

     Net income for the first nine months of 2002 was $34.6 million ($0.68 per diluted share), an increase of 2.7% from the net income of $33.7 million ($0.67 per diluted share) for the first nine months of 2001, which included $5.6 million ($0.11 per diluted share) of after tax goodwill amortization expense.

     The results for the first nine months of 2002 included a $10.0 million pretax gain from an agreement with Zurich Insurance for payments of $10 million for business interruption and $3.3 million for property damage related to the World Trade Center; a $2.9 million income tax benefit principally from the tax liability adjustments made after the filing of the 2001 income tax returns; a $3.1 million pretax provision for costs associated with the elimination of the Chief Administrative Officer position, the early retirement of the Corporate General Counsel and the replacement of the President of ABM Facility Services Division; a $2.2 million pretax increase in operating expenses in New York City as a result of the World Trade Center related increase in seniority-based payroll and unemployment insurance costs; a $1.5 million pretax write-down of work-in-progress; and $733,000 of professional fees related to the World Trade Center insurance claim. Additionally, the bad debt expense for the first nine months of 2002 was $3.5 million higher than the first nine months of 2001 primarily due to increased bankruptcies. Lastly, the business lost at the World Trade Center had higher gross margins than those realized on newly added business. For the nine months ended July 31, 2001, the Company realized pretax income of $7.6 million on revenue of $61.3 million from the World Trade Center and the adjacent building. The results for the first nine months of 2001 also included a pretax gain of $718,000 from the sale of Easterday Janitorial Supply in April 2001.

     Sales for the first nine months of 2002 of $1,597.2 million decreased by only 0.3% compared to $1,602.4 million for the first nine months of 2001 despite the loss of the World Trade Center and Easterday Janitorial Supply. Easterday contributed $16 million to sales for the first six months of 2001. Offsetting the loss of the

World Trade Center and Easterday sales in the first nine months of 2002 were sales from the newly acquired operations of Lakeside Building Maintenance in the Midwest and other new business, primarily in the Security Division.

     As a percentage of sales, operating expenses and cost of goods sold were 89.4% for the first nine months of 2002, compared to 88.4% for the same period of 2001. Consequently, as a percentage of sales, the Company’s gross profit of 10.6% in the first nine months of 2002 was lower than the gross profit of 11.6% for the first nine months of 2001. The decline was due primarily to the sale of Easterday Janitorial Supply and loss of the World Trade Center account, both of which had higher gross profit margins than those initially realized on newly added business. Also, the operating expenses for the first nine months of 2002 included the above-mentioned write-down in work-in-progress, increase in New York City operating expenses, and the higher insurance expense which could not be fully absorbed through increased pricing in the first quarter of 2002.

     Selling, general and administrative expenses for the first nine months of 2002 were $127.6 million compared to $120.8 million for the corresponding nine months of 2001. The increase in selling, general and administrative expenses was primarily due to the $3.1 million costs associated with the above-mentioned personnel changes, $3.5 million of higher bad debt expense due to increased bankruptcies, and $733,000 of professional expenses associated with the World Trade Center insurance claim. As a percentage of sales, selling, general and administrative expenses increased to 8.0% for the period ended July 31, 2002 from 7.5% for the same period in 2001.

     Interest expense was $726,000 for the first nine months of 2002 compared to $2.2 million for the same period in 2001, a decrease of $1.5 million. This decrease was primarily due to lower weighted average borrowings and interest rates during the first nine months of 2002, compared to the same period in 2001.

     During the third quarter of 2002, the Company completed the filing of its state and federal income tax returns for the prior fiscal year. As a result, the third quarter 2002 income taxes include a $2.0 million non-recurring benefit from the adjustment of the prior year’s estimated tax liabilities to the tax returns as filed, which includes the elimination of a $1.5 million deferred federal tax liability that is no longer required. Additionally, based principally on a lower state tax rate for 2001 and on the tax credits generated through July 31, 2002, the Company lowered its estimated combined federal and state tax rate for 2002 from 38% for the first six months to 36.3% for the year. In the third quarter of 2001, the Company made a similar determination, estimating its combined tax rate at 38.0% versus the 39.0% used in the first six months of 2001. Accordingly, third quarter income taxes include a $638,000 benefit in 2002 and a $336,000 benefit in 2001 from applying the lower rate to the respective year’s first half results. As a result of the above-mentioned adjustments, the effective tax rates are 32.4% and 38.0% for the nine months ended July 31, 2002 and 2001, respectively.

Segment Information

     The results of operations from the Company’s reportable operating divisions for the nine months ended July 31, 2002, compared to the same period in 2001 are more fully described below. The comparison of the nine-month periods are related to the sales and operating profits in Note 10, which exclude goodwill amortization from both periods, to provide a comparable analysis.

     Sales for ABM Janitorial Services increased slightly by 0.3% in the first nine months of 2002 as compared to the same period of the prior year, due to a $8.6 million contribution from the newly acquired Lakeside Building Maintenance. However, operating profits were down 20.6% in the first nine months of 2002 as compared to the same period of 2001 due to the loss of higher margin business in the Northeast region and $2.2 million of pretax increase in operating expenses in New York City as a result of the World Trade Center related increase in seniority-based payroll and unemployment insurance costs which could not be absorbed through increased pricing. Furthermore, bad debt expense was $1.6 million higher in the first nine months of 2002 compared to the first nine months of 2001 due to an increase in bankruptcies.

     Sales for ABM Engineering Services increased 2.1% for the first nine months of 2002 compared to the same period in 2001 due to an increased customer base in all regions and, in the second quarter of 2002, the resolution of disputed additional work performed for the Port Authority of New York. This was partially offset by the loss of work at the World Trade Center. Operating profits increased 4.5% from 2001 to 2002, due to increased business and improved profit margins at the contract level.

     Ampco System Parking sales decreased by 2.0%, while its operating profits decreased 15.5% during the first nine months of 2002 compared to the first nine months of 2001. The decrease in sales was due to the loss of an airport contract and the continuing effects of the terrorist attacks of September 11, 2001 on sales at airport and hotel facilities. The decrease in operating profits resulted from the decline in sales and increased insurance costs, which could not be fully absorbed through increased pricing.

     American Commercial Security Services sales increased 38.5% due to the acquisitions of Sundown Security in June 2001, Triumph Security in January 2002, and Foulke Security in February 2002, as well as winning several large accounts including Microsoft. Tag sales, sales in addition to the contractual fees, were also higher due to heightened security after the September 11 terrorist attack. Operating profits increased 90.9% due to increased sales and lower costs due to tight control over labor and operating expenses.

     Amtech Lighting Services sales decreased by 7.4% and its operating profits decreased by 25.1% during the first nine months of 2002 compared to the corresponding nine months of 2001, primarily due to the loss of the World Trade Center account.

     Sales for Amtech Elevator Services decreased by 7.7% in the first nine months of 2002 compared to 2001 primarily due to the decline in service and modernization contract work and the loss of two large service contracts in San Francisco and Orange County. The Division reported a 42.1% decrease in operating profits for the first nine months of 2002 as compared to the corresponding nine months of 2001. This reduction in operating profits can be attributed primarily to the lost jobs, lower margins on modernization projects primarily in the Division’s Chicago office, and higher operating expenses, including data processing, insurance and bad debt expense.

     Sales for Other Divisions were down 28.5% and the results were a loss of $1.4 million in the first nine months of 2002 compared to a profit of $4.0 million in the same period last year. The loss for the nine months was primarily due to lower revenues from fewer projects, a write-down of work-in-progress and an additional bad debt provision totaling approximately $1.5 million in the Mechanical Division, a $1.3 million bad debt provision in the Facility Services Division for the Consolidated Freightways account which declared bankruptcy in September, as well as $400,000 in costs associated with the replacement of the President of the Facility Services Division. Included in the results for the nine months ended July 31, 2001 was the pretax gain of $718,000 from the sale of Easterday Janitorial Supply in the second quarter of 2001.

     The increase in Corporate expenses includes $2.7 million pretax provision for costs associated with the elimination of the Chief Administrative Officer position and the early retirement of the Corporate General Counsel, $733,000 of professional fees related to the World Trade Center insurance claim, and higher insurance costs.

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

     In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect this statement to have a material impact on the Company’s financial statements.

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

     Deferred Tax Asset Valuation: Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. At July 31, 2002, the deferred tax asset was $62.9 million and no valuation allowance was recorded. Should future income be less than anticipated, the deferred tax asset may not be recoverable.

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

     The Company is currently involved in four proceedings relating to environmental matters: one involving alleged potential soil and groundwater contamination at a Company facility in Florida; one involving alleged potential soil contamination at a former Company facility in Arizona; one involving alleged potential soil and groundwater contamination at a former dry-cleaning facility leased by the Company in Nevada; and one involving alleged potential soil contamination at a former parking facility leased by the Company in the State of Washington. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s financial position, cash flows, or its results of operations. One of the four proceedings is under negotiation and a reserve of $250,000 has been set aside for claims liability. The liability related to the other three claims is neither probable nor estimable, hence no accruals have been made related to these matters.

Safe Harbor Statement

     Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995: Because of the factors set forth below, as well as other variables affecting the Company’s operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein which are not historical facts are forward-looking statements that are subject to meaningful risks and uncertainties, including but not limited to: (1) significant decreases in commercial real estate occupancy, resulting in reduced demand and prices for building maintenance and other facility services in the Company’s major markets, (2) loss or bankruptcy of one or more of the Company’s major customers, which could adversely affect the Company’s ability to collect its accounts receivable or recover its deferred costs, (3) major collective bargaining issues that may cause loss of revenues or cost increases that non-union companies can use to their advantage in gaining market share, (4) significant shortfalls in adding additional customers in existing and new territories and markets, (5) a protracted slowdown in the Company’s acquisition activities, (6) legislation or other governmental action that severely impacts one or more of the Company’s lines of business, such as price controls that could restrict price increases, or the unrecovered cost of any universal employer-paid health insurance, as well as government investigations that adversely affect the Company, (7) reduction or revocation of the Company’s line of credit, which would increase interest expense or the cost of capital, (8) cancellation or nonrenewal of the Company’s primary insurance policies, as many customers contract out services based on the contractor’s ability to provide adequate insurance coverage and limits, (9) catastrophic uninsured or underinsured claims against the Company, the inability of the Company’s insurance carriers to pay otherwise insured claims, or inadequacy in the Company’s reserve for self-insured claims, (10) inability to employ entry level personnel due to labor shortages, (11) resignation, termination, death or disability of one or more of the Company’s key executives, which could adversely affect customer retention and day-to-day management of the Company, (12) inability to successfully integrate Lakeside’s operations, (13) inability to timely increase prices to cover all or any portion of increased costs, and (14) other material factors that are disclosed from time to time in the Company’s public filings with the United States Securities and Exchange Commission, such as reports on Forms 8-K, 10-K and 10-Q.

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

PART II.   OTHER INFORMATION

Item 5.   Other Information

     In addition to approving the provision of audit services by KPMG for the fiscal year ending October 31, 2002, on September 9, 2002, the Audit Committee of the Board of Directors approved the provision of tax return preparation services for the fiscal year ended October 31, 2001 and tax consulting services for the fiscal year ending October 31, 2002 by KPMG.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 3.2 — Bylaws as amended July 24, 2002

Exhibit 10.69 — Agreement with Harry H. Kahn

Exhibit 99.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On July 12, 2002, the Company filed a report on Form 8-K, which reported under Item 5 the Company’s acquisition, through a wholly owned subsidiary, of the operations of Lakeside Building Maintenance, Inc. and an affiliated company.

On July 24, 2002, the Company filed a report on Form 8-K, which reported under Item 5 the Company’s reorganization and reassignment of the functions of the Chief Administrative

Officer among the Company’s senior management, which position, as a result of such reorganization, no longer exists. Martinn H. Mandles, previously Chief Administrative Officer, will continue to serve as a director of the Company, as Chairman of the Board of Directors, and as a member of the Board’s Executive Committee.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

September 12, 2002	/s/ George B. Sundby Senior Vice President and Chief Financial Officer Principal Financial Officer

September 12, 2002	/s/ Maria Placida Y. de la Pena Vice President and Controller Chief Accounting Officer

CERTIFICATIONS

I, Henrik C. Slipsager, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ABM Industries Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 12, 2002

/s/ Henrik C. Slipsager Henrik C. Slipsager Chief Executive Officer (Principal Executive Officer)

I, George B. Sundby, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ABM Industries Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 12, 2002

/s/ George B. Sundby George B. Sundby Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.2	Bylaws as amended July 24, 2002

10.69	Agreement with Harry H. Kahn

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002