Form 10-K
period 2002-10-31
ABM INDUSTRIES INC /DE/
filed 2002-12-17
CIK 771497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2002

OR	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period from            to                 .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of November 30, 2002, nonaffiliates of the registrant beneficially owned 39,011,613 shares of the registrant’s common stock with an aggregate market value of $578,932,337.

As of November 30, 2002, there were 49,070,289 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

ABM INDUSTRIES INCORPORATED

FORM 10-K
For the Fiscal Year Ended October 31, 2002

PART I

ITEM 1. BUSINESS

       ABM Industries Incorporated (“ABM”) is the largest facility services contractor listed on the New York Stock Exchange. With annual revenues exceeding $2.1 billion and more than 62,000 employees, ABM and its subsidiaries (the “Company”) provide janitorial, parking, engineering, security, lighting, elevator and air conditioning services to thousands of commercial, industrial, institutional and retail facilities in hundreds of cities across North America.

      ABM was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909. The corporate headquarters of the Company is located at 160 Pacific Avenue, Suite 222, San Francisco, California 94111, and the Company’s telephone number at that location is 415/733-4000.

Industry Information

      The Company’s operations are grouped into eight divisions (each comprised of one or more subsidiaries of the Company), as they existed at October 31, 2002. Referred to as the “ABM Family of Services”, they are:

         • ABM Janitorial Services

         • Ampco System Parking
         • ABM Engineering Services
         • American Commercial Security Services
         • Amtech Lighting Services
         • Amtech Elevator Services
         • CommAir Mechanical Services
         • ABM Service Network

     Additional information relating to the Company’s industry segments appears in Note 13 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.” The business activities of the Company’s industry segments, as they existed at October 31, 2002, are more fully described below.

- ABM Janitorial Services (also known as “American Building Maintenance” and “ABM Lakeside Building Maintenance”) provides a wide range of basic janitorial services for a variety of facilities, including office buildings, industrial plants, banks, department stores, theaters, warehouses, educational and health institutions, and airport terminals. Services provided include floor cleaning and finishing, wall and window washing, furniture polishing, rug cleaning and dusting, as well as other building cleaning services. ABM Janitorial Services maintains 106 offices in 35 states, the District of Columbia and one Canadian province, and operates under thousands of individually negotiated building maintenance contracts, nearly all of which are obtained by competitive bidding. Generally, profit margins on maintenance contracts tend to be inversely proportional to the size of the contract. The Division’s maintenance contracts are either fixed-price agreements or they contain clauses under which the customer agrees to reimburse the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage. The majority of ABM Janitorial Services contracts are for one-year periods, but are subject to termination by either party after a 30 to 90 day written notice and contain automatic renewal clauses.

The operations of Lakeside Building Maintenance, Inc. and an affiliated company (collectively, Lakeside) were acquired by the Company on July 12, 2002. Chicago-based Lakeside operated as the largest privately-owned janitorial contractor in the Midwest, with operations in Chicago, Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Louisville, Milwaukee, Nashville and St. Louis.

- Ampco System Parking (also known as “Ampco System Airport Parking” and “Ampco Express Airport Parking”) operates approximately 1,700 parking lots and garages, including the following airports: Austin, Texas; Denver, Colorado; Detroit, Michigan; Honolulu, Hawaii; Orlando, Florida; and San Francisco, California, to name a few. In conjunction with its on-airport parking services, this Division also operates off-airport parking facilities in Philadelphia, Pennsylvania; Houston and Dallas, Texas; Los Angeles and San Diego, California, and parking shuttle bus services at thirteen locations. Approximately 40% of the lots and garages are leased and 60% are operated through management contracts for third parties. The lease terms generally range from 3 to 20 years and usually contain provisions for renewal options. Leases which expire may continue on a month-to-month basis or may be replaced by similar leases. Many leases contain provisions for contingent rentals based on revenues. Management contracts contain clauses under which the customer agrees to reimburse the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage. Ampco System Parking maintains 30 offices and operates in 26 states.

- ABM Engineering Services provides facilities with on-site engineers to operate, maintain and repair electrical, energy management, mechanical and plumbing systems utilizing in part computerized maintenance management systems (“CMMS”). These services are primarily designed for high-rise office buildings, but customers also include schools, computer centers, shopping malls and universities. ABM Engineering Services operates in 19 states through ten regional offices, three of which are in California and one each in Arizona, Colorado, Florida, Illinois, Pennsylvania, New York and Texas. The Division has maintained ISO 9002 Certification for the past four years, the only national engineering services provider of on-site operating engineers to earn this exclusive designation. ISO is a quality standard comprised of a rigorous set of guidelines and good business practices against which companies are evaluated through a comprehensive independent audit process.

- American Commercial Security Services (also known as “ACSS” and “ABM Security Services”) provides security guards; electronic monitoring of fire, life, safety and access control devices; and security consulting services’ to a wide range of businesses. This Division maintains 24 offices and operates in the major metropolitan areas of Phoenix, Arizona; Los Angeles, Sacramento, San Diego, San Francisco and Santa Clara, California; Chicago, Illinois; New Orleans, Louisiana; Minneapolis, Minnesota; Portland, Oregon; Houston, Dallas, Fort Worth, Austin and San Antonio, Texas; Seattle, Washington; New York City, New York; Philadelphia and Pittsburgh, Pennsylvania; and Washington, D.C. Much like ABM Janitorial Services, the majority of this Division’s contracts are for one-year periods, but are subject to termination by either party after a 30 to 90 day written notice and contain automatic renewal clauses.

- Amtech Lighting Services provides relamping, fixture cleaning, and periodic lighting maintenance service to a variety of commercial, industrial and retail facilities. Amtech Lighting Services also repairs and maintains electrical outdoor signage, and provides electrical service and repairs. This Division operates 28 offices, eight of which are located in California, four in Texas, two in North Carolina; and one office in each of the following states: Alabama, Arizona, Florida, Georgia, Illinois, Louisiana, Minnesota, Nevada, New Jersey, New York, Ohio, Oklahoma, Oregon and Washington.

- Amtech Elevator Services maintains, repairs and modernizes elevators and escalators in major metropolitan areas of California; Houston, Texas; Detroit, Michigan; Las Vegas, Nevada; Atlanta, Georgia; Philadelphia, Pennsylvania; Phoenix, Arizona; Denver, Colorado; Chicago, Illinois; and Washington, D.C. Amtech Elevator Services maintains 15 offices and several parts warehouses, and operates a fleet of radio-equipped service vehicles.

- CommAir Mechanical Services (also known as “CommAir Preferred Mechanical Services”) installs, maintains and repairs heating, ventilation and air conditioning (“HVAC”) equipment, performs chemical water treatment and provides energy conservation services for commercial, industrial and institutional facilities. CommAir Mechanical Services maintains nine offices, eight of which are located in California, and one in Phoenix, Arizona.

- ABM Service Network (also known as “ABM Facility Services”) provides customers with streamlined, centralized control and coordination of multiple facility service needs. This process is consistent with the greater competitive demands on corporate organizations to become more efficient in the business market today. By leveraging the core competencies of the Company’s other divisions, this Division attempts to reduce overhead (such as redundant personnel) for its customers by providing multiple services under a single contract, with one contact and one invoice. Its National Service Center provides centralized dispatching, emergency services, accounting and related reports to financial institutions, high-tech companies and other customers regardless of industry or size. ABM Service Network is headquartered in San Francisco, where it also maintains the National Service Center.

Trademarks

      The Company believes that it owns or is licensed to use all corporate names, trade names, trademarks, service marks, copyrights, patents and trade secrets which are material to the Company’s operations.

Competition

      The Company believes that each aspect of its business is highly competitive, and that such competition is based primarily on price and quality of service. Nearly all services provided by the Company are under contracts originally obtained through competitive bidding. The majority of the Company’s competitors are regional and local companies located in major cities throughout the United States and Canada that operate in a limited geographic area. The operating divisions of a few large, diversified facility service and manufacturing companies compete with the Company on a national basis.

Sales and Marketing

      The Company’s sales and marketing efforts are conducted by its corporate, division, region, branch and district offices. Sales, marketing, management and operations personnel in each of these offices participate directly in selling and servicing customers. The broad geographic scope of these offices enables the Company to provide a full range of facility services through intercompany sales referrals, multi-service “bundled” sales and national account sales. The Company also has designated a nationwide group of “ABM Family of Services” executives to market all of the Company’s facility services capabilities.

      The Company has a broad customer base, including airports, apartment complexes, city centers, colleges and universities, financial institutions, industrial plants, office buildings, retail stores, shopping centers and theme parks. No customer accounted for more than 5% of its revenues during the fiscal year ended October 31, 2002.

Employees

      The Company employs over 62,000 persons, of whom the vast majority are service employees who perform janitorial, parking, engineering, security, lighting, elevator and air conditioning services. Approximately 27,800 of these employees are covered under collective bargaining agreements. There are about 3,700 employees with executive, managerial, supervisory, administrative, professional, sales, marketing or clerical responsibilities, or other office assignments.

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

      The Company is currently involved in five proceedings relating to environmental matters: one involving alleged potential soil and groundwater contamination at a Company facility in Florida; one involving alleged potential soil contamination at a former Company facility in Arizona; one involving alleged potential soil and groundwater contamination at a former dry-cleaning facility leased by the Company in Nevada; one involving alleged potential soil contamination at a former parking facility leased by the Company in Washington; and one involving alleged potential soil and groundwater contamination at a third party recycling center in Southern California. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s financial position, cash flows, or results of operations. Two of the five proceedings are subject to ongoing settlement negotiations and a reserve of $300,000 has been set aside for the potential liability. The liability related to the other three claims is neither probable nor estimable, hence no accruals have been made related to these matters.

Executive Officers of ABM

      The executive officers of ABM are as follows:

		Principal Occupations and Business Experience
Name	Age	During Past Five Years

Henrik C. Slipsager	47	President & Chief Executive Officer and Director of ABM since November 2000; Executive Vice President of ABM, and President of ABM Janitorial Services, from November 1999 through October 2000; Senior Vice President of ABM from March 1998 through October 1999; Executive Vice President of ABM Janitorial Services from January 1997 through October 1999
Jess E. Benton III	62	Chief Operating Officer of ABM since November 2000; Executive Vice President since November 1999; Senior Vice President from July 1994 through October 1999
James P. McClure	45	Executive Vice President of ABM since September 2002; President of ABM Janitorial Services since November 2000; Senior Vice President of ABM Janitorial Services from July 1997 through October 2000
Donna M. Dell	54	Senior Vice President of Human Resources of ABM since November 1999; Chief Employment Counsel since April 1997; Vice President of Human Resources from July 1994 through October 1999
George B. Sundby	51	Senior Vice President & Chief Financial Officer of ABM since June 2001; Senior Vice President & Chief Financial Officer of Transamerica Finance Corporation from September 1999 through March 2001; Vice President of Financial Planning and Analysis of Transamerica Corporation from January 1995 through March 2001
Gary R. Wallace	51	Senior Vice President of ABM, Director of Business Development & Chief Marketing Officer since November 2000; Senior Vice President of ABM Janitorial Services from September 1995 through October 2000
Steven M. Zaccagnini	41	Senior Vice President of ABM since September 2002; President of CommAir Mechanical Services since September 2002; President of ABM Service Network since April 2002; Senior Vice President of Jones Lang LaSalle from April 1989 through February 2002
Maria P. Y. de la Peña	43	Vice President & Controller of ABM since July 2001; Controller of Vectiv Corporation from March 2001 through June 2001; Assistant Controller of Transamerica Finance Corporation from December 1999 through March 2001; Director of Accounting of Transamerica Corporation from December 1997 through November 1999; Accounting Manager of Transamerica Corporation from March 1994 through November 1997
David L. Farwell	41	Vice President & Treasurer of ABM since August 2002; Treasurer of JDS Uniphase Corporation from December 1999 through April 2002; Assistant Treasurer of Acuson Corporation from October 1997 through December 1999; Assistant Treasurer of Verifone Corporation from December 1996 through September 1997; Portfolio Manager of Microsoft Corporation from August 1994 through November 1996

ITEM 2. PROPERTIES

       The Company has corporate, division, regional, branch or district offices in over 250 locations throughout the United States and Canada. Fourteen of these facilities are owned by the Company. At October 31, 2002, the real estate owned by the Company had an aggregate net book value of $3.6 million and was located in: Phoenix, Arizona; Fresno, California; Jacksonville and Tampa, Florida; Portland, Oregon; Arlington, Houston and San Antonio, Texas; and Kennewick, Seattle, Spokane and Tacoma, Washington.

      Rental payments under long and short-term lease agreements amounted to $100.2 million for the fiscal year ended October 31, 2002. Of this amount, $65.8 million in rental expense was attributable to public parking lots and garages leased and operated by Ampco System Parking. The remaining expense was for the rental or lease of office space, computers, operating equipment and motor vehicles.

ITEM 3. LEGAL PROCEEDINGS

       Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

      ABM’s common stock is listed on the New York Stock Exchange. The following table sets forth the high and low prices of ABM’s common stock and quarterly cash dividends on common shares for the periods indicated:

	Fiscal Quarter

	First	Second	Third	Fourth	Year

Fiscal Year 2002

Price range of common stock:
High	$16.40	$19.24	$19.59	$17.69	$19.59
Low	$13.36	$14.88	$14.00	$12.92	$12.92
Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36

Fiscal Year 2001

Price range of common stock:
High	$16.07	$16.50	$19.10	$18.83	$19.10
Low	$13.78	$14.23	$15.36	$12.48	$12.48
Dividends per share	$0.0825	$0.0825	$0.0825	$0.0825	$0.33

      On March 12, 2002, ABM’s Board of Directors declared a 2-for-1 split of ABM’s common stock in the form of a 100% stock dividend payable on May 7, 2002 to stockholders of record on March 29, 2002. The per share amounts set forth above have been retroactively restated to reflect the stock split.

      At November 30, 2002, there were 4,451 registered holders of ABM’s common stock, in addition to stockholders in street name.

ITEM 6. SELECTED FINANCIAL DATA

       The selected financial data presented below is derived from the Company’s consolidated financial statements for each of the years in the five-year period ended October 31, 2002. The share data has been retroactively restated to reflect the stock split on March 12, 2002.

(in thousands, except per share data and ratios)	2002	2001	2000	1999	1998

Operations

Revenues:
Sales and other income	$2,181,932	$2,149,171	$1,993,859	$1,798,150	$1,669,820
Gain on insurance claim	10,025	—	—	—	—

Total revenues	2,191,957	2,149,171	1,993,859	1,798,150	1,669,820

Expenses:
Operating expenses and cost of goods sold	1,946,750	1,919,054	1,757,619	1,579,524	1,464,163
Selling, general and administrative	174,827	162,313	149,029	139,674	136,052
Interest	1,052	2,602	3,320	1,959	3,465
Goodwill amortization	—	12,257	11,198	9,761	8,632

Total expenses	2,122,629	2,096,226	1,921,166	1,730,918	1,612,312

Income before income taxes	69,328	52,945	72,693	67,232	57,508
Income taxes	22,600	20,119	28,350	27,565	23,578

Net income	$46,728	$32,826	$44,343	$39,667	$33,930

Net income per common share
Basic	$0.95	$0.68	$0.97	$0.89	$0.79
Diluted	$0.92	$0.65	$0.92	$0.82	$0.72

Average common and common equivalent shares
Basic	49,116	47,598	45,102	44,134	42,220
Diluted	51,015	50,020	47,418	47,496	46,322

Financial Statistics
Dividends paid per common share	$0.36	$0.33	$0.31	$0.28	$0.24
Stockholders’ equity	$386,670	$361,177	$316,309	$276,951	$236,838
Common shares outstanding	48,997	48,778	45,998	44,814	43,202
Stockholders’ equity per common share	$7.89	$7.40	$6.88	$6.18	$5.48
Working capital	$210,695	$229,542	$224,199	$184,279	$165,788
Net operating cash flows	$110,919	$65,796	$18,925	$35,305	$32,061
Current ratio	1.93	1.97	2.05	2.01	2.05
Long-term debt (less current portion)	$—	$942	$36,811	$28,903	$33,720
Redeemable cumulative preferred stock	$—	$—	$6,400	$6,400	$6,400
Total assets	$704,939	$683,100	$641,985	$563,384	$501,363
Trade accounts receivable — net	$318,376	$367,201	$353,017	$290,920	$255,758
Goodwill	$167,916	$113,199	$109,407	$105,583	$102,776
Property, plant and equipment — net	$36,266	$42,936	$40,734	$35,181	$27,307
Capital expenditures	$7,491	$16,922	$18,717	$19,451	$11,715
Depreciation and intangible amortization	$15,182	$14,071	$12,326	$10,937	$10,961

      Stockholders’ equity per common share is calculated by dividing stockholders’ equity at the end of the fiscal year by the number of shares of common stock outstanding at that date. This calculation may not be comparable to similarly titled measures reported by other companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained in Item 8, “Financial Statements and Supplementary Data”. All information in the discussion and references to the years are based on the Company’s fiscal year that ends on October 31.

      On March 12, 2002, ABM’s Board of Directors declared a 2-for-1 split of ABM’s common stock in the form of a 100% stock dividend payable on May 7, 2002 to stockholders of record on March 29, 2002. Unless otherwise stated, all references to the number of shares of ABM’s common stock and per share amounts of ABM’s common stock have been retroactively restated to reflect the increased number of shares resulting from the stock split.

Financial Condition

      Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company’s liquidity needs. On June 28, 2002, the Company entered into a three-year unsecured revolving credit agreement with a syndicate of U.S. banks that provides a $150 million line of credit. This agreement replaced the Company’s unsecured revolving credit agreement in an equal amount that expired on July 1, 2002. Under the terms of the new credit facility, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate (LIBOR) plus a spread, or prime rate for overnight borrowing. As of October 31, 2002, the total amount outstanding in the form of standby letters of credit was $102 million compared to $52 million as of October 31, 2001, which was comprised of $10 million of loans and $42 million of standby letters of credit. The increase is primarily due to the use of standby letters of credit instead of financial responsibility bonds for certain self-insurance agreements. The credit agreement requires the Company to meet certain financial ratios, places some limitations on outside borrowings, and restricts the amount of capital stock that the company may repurchase during a fiscal year. The Company’s effective weighted average interest rate (excluding amortization of related fees) for all Eurodollar, Prime and Fixed Rate borrowings for the year ended October 31, 2002 was 3.20%.

      Operating activities generated cash flows in 2002, 2001 and 2000 of $110.9 million, $65.8 million and $18.9 million, respectively. Operating cash flows have increased significantly, primarily due to higher cash collection from customers, and in 2002 the receipt of two partial settlements totaling $13.3 million in gross insurance proceeds related to the destruction of the World Trade Center in 2001.

      Net cash used in investing activities in 2002, 2001 and 2000 was $59.3 million, $27.0 million and $31.4 million, respectively. The increase in cash used in investing activities in 2002 from 2001 primarily reflects the down payment for the acquisition of Lakeside Building Maintenance (see Footnote 10 of the Financial Statements), which was by far the largest acquisition made by the Company during the last three years, offset by the decrease in capital expenditures in 2002 due to reduced investment in information technology as implementation of the Company’s new accounting system nears completion (see Footnote 1 of the Financial Statements). The cash used in investing activities in 2001 included $12 million of proceeds from the sale of Easterday Janitorial Supply in April 2001.

      Net cash used in financing activities decreased slightly to $35.2 million in 2002 from $37.7 million in 2001 primarily due to lower debt repayments partially offset by common stock purchases in 2002. In 2000, financing activities provided $12.3 million of net cash. This change in 2001 from 2000 was primarily due to repayments of bank debt in 2001 of $41.8 million compared with net borrowings in 2000 of $18.9 million.

      On September 16, 2001 the Company’s Board of Directors authorized the purchase of up to two million shares (post-split) of its outstanding stock at any time through December 31, 2001. On December 17, 2001, the Board of Directors extended this authorization to purchase until December 31, 2002. On December 10, 2002, the Board of Directors extended this authorization through January 31, 2003. As of October 31, 2002, the Company had purchased 1.4 million shares at a cost of $23.6 million (i.e. an average price per share of $16.88) under this authorization.

      At October 31, 2002, working capital was $210.7 million, compared to $229.5 million at October 31, 2001. The largest component of working capital consists of trade accounts receivable that totaled $318.4 million at October 31, 2002, compared to $367.2 million at October 31, 2001. These amounts were net of allowances for uncollectible accounts of $6.6 million and $9.4 million at October 31, 2002 and October 31, 2001, respectively. As of October 31, 2002, accounts receivable that were over 90 days past due had decreased by $14.3 million to $41.6 million (13% of the total outstanding) from $55.9 million (15% of the total outstanding) at October 31, 2001, primarily due to increased collection efforts.

      The Company made five cash advances totaling $3.4 million in 2002 to SiteStuff, Inc. as part of a secured convertible promissory note agreement. SiteStuff, Inc. is an e-commerce enterprise within the real estate industry designed to provide owners and managers of real estate the ability to aggregate their buying power for procurement of goods and services. The provisions of this note agreement provide for additional advances payable upon written request by SiteStuff, Inc. at any time prior to May 13, 2003, up to a maximum advance of the lesser of $4.0 million or 80% of its current customer receivables. Interest of 5% on any outstanding amount is payable in arrears at the end of each calendar quarter. The note is secured by the customer accounts of SiteStuff, Inc., as well as records, cash accounts and proceeds related to those accounts.

      The Company self-insures certain insurable risks such as general liability, property damage and workers’ compensation. Commercial umbrella policies are obtained to provide for $125 million of coverage above the self-insured retention limits (i.e. deductible). As of November 1, 2002, substantially all of the self-insured retentions increased from $500,000 to $1 million per occurrence due to the general insurance market conditions. Despite the increased retention, the price of recent renewals of 2003 umbrella policies is significantly higher and this has been factored into the self-insurance rates charged by the Company to its divisions in 2003. The Company annually retains an outside actuary to review the adequacy of its self-insurance claim reserves.

Contractual Obligations and Commercial Commitments

      The Company is contractually obligated to make future payments under non-cancelable operating lease agreements. As of October 31, 2002, future contractual payments were as follows:

(in thousands)	Payments Due By Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Operating Leases	$186,775	$50,660	$59,709	$30,783	$45,623

      Additionally, the Company has the following commercial commitments (in thousands):

(in thousands)	Amounts of Commitment Expiration Per Period

Commercial Commitments	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Standby Letters of Credit	$101,828	$101,828	—	—	—
Financial Responsibility Bonds	1,883	1,883	—	—	—

	$103,711	$103,711	—	—	—

Insurance Claims Related to the Destruction of the World Trade Center in New York City on September 11, 2001

      The Company has commercial insurance policies covering business interruption, property damage and other losses related to this tragic incident. As previously reported by the Company, the World Trade Center complex in New York was the Company’s largest single job-site with annual sales of approximately $75 million (3% of ABM’s consolidated sales for 2001). The Company has been working with its insurance carrier, Zurich Insurance, in providing claim information regarding the lost business income and, as described further below, has substantially settled the property portion of the claim. In December 2001, Zurich filed a Declaratory Judgment Action in the Southern District of New York claiming the loss of the business profit falls under the policy’s Contingent

Business Interruption Sub-limit of $10 million. The trial date is set for January 2003. Based on a review of the policy and consultation with legal counsel and other specialists, the Company believes that its business interruption claim does not fall under the $10 million sub-limit on contingent business interruption. Zurich’s filing does not impact any other aspects of the claim. As of October 31, 2002, Zurich paid two partial settlements totaling $13.3 million, of which $10 million is for business interruption and $3.3 million for property damage. The Company realized a pretax gain of $10 million in 2002 on the proceeds received.

      Under the guidance published by the Emerging Issues Task Force of the Financial Accounting Standards Board “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” the Company has not recognized future amounts it expects to recover from its business interruption insurance as income. Any gain from insurance proceeds is considered a contingent gain and, under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” can only be recognized as income in the period when any and all contingencies for that portion of the insurance claim have been resolved.

Effect of Inflation and Energy Crisis

      The low rates of inflation experienced in recent years have had no material impact on the financial statements of the Company. The Company attempts to recover increased costs by increasing sales prices to the extent permitted by contracts and competition.

      The energy crisis in the State of California has not had a material impact on the Company.

Acquisitions

      The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition and are more fully discussed in Note 10 to the Consolidated Financial Statements. Acquisitions made during the three years ended October 31, 2002, contributed approximately $175 million (8%) to 2002 sales.

Results of Operations

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 became effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company has adopted the provisions of SFAS No. 142 beginning with the first quarter of 2002. In accordance with this standard, goodwill is no longer amortized but will be subject to an annual assessment for impairment. The Company is required to perform goodwill impairment tests on an annual basis and, in certain circumstances, between annual tests. As of October 31, 2002, no impairment of the Company’s goodwill carrying value has been indicated. For comparative purposes, goodwill amortization has been segregated from the operating profits of the divisions for the years ended October 31, 2001 and 2000 and reported separately.

      In January 2002, the Emerging Issues Task Force (EITF) released Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”, which the Company adopted in the third quarter of fiscal 2002. For the Company’s Ampco System Parking Division, this pronouncement requires both revenues and expenses be classified, in equal amounts, for costs directly reimbursed for the parking facilities that it manages on behalf of its clients. Previously, expenses directly reimbursed under managed parking lot agreements were netted against the reimbursement received. EITF No. 01-14 did not change the income statement classification of any other ABM divisions. Amounts have been reclassified to conform to the presentation of these reimbursed expenses in all prior periods presented. Adoption of the pronouncement resulted in an increase in total revenues and total costs and expenses in equal amounts of $203.8 million, $199.1 million and $186.3 million for years ended October 31, 2002, 2001 and 2000, respectively. This reclassification has no impact on operating profits or net income.

COMPARISON OF 2002 TO 2001

      Net income for 2002 was $46.7 million ($0.92 per diluted share), an increase of 42.4% from the net income of $32.8 million ($0.65 per diluted share) for 2001.

      The results for 2002 included a $10.0 million pretax gain from the receipt of two partial settlements from Zurich Insurance totaling $13.3 million related to the World Trade Center; the impact of new acquisitions, primarily Lakeside Building Maintenance in July 2002, which contributed $3.5 million of operating profit in 2002; a $2.0 million non-recurring income tax benefit from the adjustment of prior year tax liabilities; a $1.4 million tax benefit from a lower income tax rate; $1.0 million interest income from the resolution of past due balances with two janitorial customers; and $0.5 million of pretax gain from the early termination of a parking lease. The results for 2002 were adversely impacted by a $3.2 million pretax provision for costs associated with the elimination of the Chief Administrative Officer position, the early retirement of the Corporate General Counsel and the replacement of the President of ABM Service Network; a $3.2 million pretax increase in operating expenses in New York City as a result of the World Trade Center related increase in seniority-based payroll and unemployment insurance costs at other job-sites in New York City; a $1.2 million pretax write-down of work-in-progress; and $1.0 million of professional fees related to the World Trade Center insurance claim. Additionally, the bad debt expense for 2002 was $5.8 million higher than 2001, primarily due to increased bankruptcies. Lastly, the business lost at the World Trade Center had higher gross margins than those obtained on new business.

      Results for 2001 included a $20 million pretax insurance charge; $12.3 million of pretax goodwill amortization expense; and a pretax gain of $0.7 million from the sale of Easterday Janitorial Supply in April 2001. Additionally, for the fiscal year ended October 31, 2001, the Company realized pretax income of $8.4 million on revenue of $71 million from the World Trade Center and adjacent facilities.

      Sales and other income (hereinafter called “sales”) for 2002 of $2.2 billion increased by 1.5% compared to $2.1 billion for 2001 despite the loss of the World Trade Center and the sale of Easterday Janitorial Supply. Easterday contributed $16 million to sales for the first six months of 2001. Offsetting the absence of the World Trade Center and Easterday sales in 2002 were sales from the newly acquired operations of Lakeside Building Maintenance in the Midwest and other new business, primarily in the American Commercial Security Services. Sales generated from acquisitions during the prior year contributed $10.8 million of the 2002 increase, while the current year acquisitions added $69.8 million. Also included in sales for 2002 was $1.0 million of interest income from the resolution of past due balances with two janitorial customers and $0.5 million of pretax gain from the early termination of a lease at Ampco System Parking.

      As a percentage of sales, operating expenses and cost of goods sold was 89.2% for 2002, compared to 89.3% for 2001. Consequently, as a percentage of sales, the Company’s gross profit (sales minus operating expenses and cost of goods sold) of 10.8% in 2002 was higher than the gross profit of 10.7% in 2001.

      Selling, general and administrative expenses were $174.8 million in 2002, an increase of 7.7% from $162.3 million in 2001. The increase in selling, general and administrative expenses was primarily due to the $3.2 million costs associated with the above-mentioned personnel changes, $5.8 million of higher bad debt expense due to increased bankruptcies, and $1.0 million of professional expenses associated with the World Trade Center insurance claim. Accordingly, as a percentage of sales, selling, general and administrative expenses increased to 8.0% in 2002 from 7.6% in 2001.

      Interest expense was $1.1 million in 2002 compared to $2.6 million for 2001, a decrease of $1.5 million. This decrease was primarily due to lower weighted average borrowings and lower interest rates in 2002.

      The effective tax rate for 2002 was 32.6%, compared to 38.0% for 2001. The decline was primarily due to a $2.0 million non-recurring benefit from the adjustment of the prior year’s estimated tax liabilities and a $1.4 million benefit from the reduction in the state tax rate and non-deductible expenses.

      The Company is currently organized into eight separate operating divisions. Using the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, ABM Janitorial Services, Ampco System Parking, ABM Engineering Services, American Commercial Security Services, Amtech Lighting Services, and Amtech Elevator Services are reportable segments. Results of ABM Service Network, CommAir Mechanical Services and Easterday Janitorial Supply, prior to its sale on April 29, 2001, are included in the Other segment. Additional information relating to the Company’s industry segments appears in Note 13 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.” The results of operations from the Company’s operating divisions for 2002 as compared to 2001 are more fully described below. The comparison of the fiscal years are related to the sales and operating profits in Note 13. Operating profits exclude goodwill amortization from both periods to provide a comparable analysis.

      ABM Janitorial Services reported sales for 2002 of $1.2 billion, an increase of 3.2%, from 2001. Sales included $1.0 million of interest income from the resolution of past due balances with two customers. Janitorial accounted for nearly 55% of the Company’s consolidated sales in 2002. ABM Janitorial Services sales increased primarily due to the impact of new acquisitions partially offset by the loss of the World Trade Center. Sales generated from acquisitions during 2001 contributed $14.2 million of the 2002 increase, while the 2002 acquisitions added a total of $53.4 million, of which $51.6 million was contributed by ABM Lakeside Building Maintenance. Operating profits decreased 19.6% in 2002 to $54.3 million as compared to 2001 due to the loss of the World Trade Center, and $3.2 million of pretax increase in operating expenses in New York City as a result of the World Trade Center related increase in seniority-based payroll and unemployment insurance costs which could not be absorbed through increased pricing. Furthermore, bad debt expense increased to $6.3 million in 2002 compared to $2.1 million in 2001 due to increased bankruptcies.

      Ampco System Parking sales decreased by 0.4% to $363.5 million in 2002, while its operating profits increased 5.0% to $6.9 million in 2002 compared to 2001. The decrease in sales was due to the loss of an airport contract and the continuing effects of the terrorist attacks of September 11, 2001 on sales at airport and hotel facilities, partially offset by sales from new parking contracts. The increase in operating profits resulted from higher margins on new parking contracts, discontinuation of unprofitable contracts and a $0.5 million gain on the early termination of a parking lease, which more than offset increased insurance costs that could not be fully absorbed through increased pricing.

      Sales for ABM Engineering Services increased 1.5% to $173.6 million in 2002 compared to 2001, due to an increased customer base in all regions and, in the second quarter of 2002, the resolution of disputed additional work performed for the Port Authority of New York. This was partially offset by the absence of the World Trade Center contract. Operating profits increased 6.7% to $10.0 million from 2001 to 2002, due to increased business and improved profit margins at the contract level.

      American Commercial Security Services sales increased 35.2% to $140.6 million due to the acquisitions of Sundown Security in June 2001, Triumph Security in January 2002, and Foulke Security in February 2002, as well as the addition of several large accounts including Microsoft Corporation. Tag sales, or sales in addition to recurring fees, were also higher due to heightened security concerns after the September 11, 2001 terrorist attacks. Operating profits increased 77.7% to $5.6 million in 2002 compared to fiscal year 2001 operating profits primarily due to increased sales and lower costs due to tighter control over labor and operating expenses.

      Amtech Lighting Services reported a 9.3% decrease in sales to $130.9 million for 2002 compared to 2001, and a decrease in operating profits by 31.1% to $8.3 million in 2002. The decrease in sales and profits was primarily due to decreased business in the Southeast and Southwest regions, mostly related to non-recurring energy conservation projects in 2001, and the loss of sales and profits from the World Trade Center.

      Sales for Amtech Elevator Services decreased by 6.2% to $113.9 million in 2002 compared to 2001, primarily due to the decline in service and modernization contract work and the loss of two large service contracts in San Francisco and Orange County. The Division reported a 13.8% decrease in operating profits for 2002 to $4.3 million as compared to 2001. This reduction in operating profits can be attributed primarily to completed contracts; lower margins on modernization projects, primarily in the Division’s Chicago, Philadelphia and Atlanta offices; and higher operating expenses, including data processing, insurance and bad debt expense.

      Sales for Other Divisions were down 24.6% to $62.0 million, and contributed a loss of $1.2 million in 2002 compared to a profit of $5.3 million in 2001. The loss was primarily due to lower sales from fewer projects, a write-down of work-in-progress and an additional bad debt provision totaling approximately $1.7 million in the CommAir Mechanical Services Division, a $1.3 million bad debt provision in the ABM Service Network Division related to the bankruptcy of Consolidated Freightways in September of 2002, as well as $0.4 million in costs associated with the replacement of the President of ABM Services Network. Included in the results for 2001 was the pretax gain of $0.7 million from the sale of Easterday Janitorial Supply in the second quarter of 2001.

      Corporate expenses for 2002 include a $2.8 million pretax provision for costs associated with the elimination of the Chief Administrative Officer position and the early retirement of the Corporate General Counsel, and $1.0 million of professional fees related to the World Trade Center insurance claim. Included in 2001 is $20 million of pretax insurance charge to strengthen the Company’s self-insurance reserves, reflecting the results of the annual independent actuarial review completed in December 2001. Based on the annual actuarial review completed in November 2002, the self-insurance reserves as of the end of 2002 were deemed adequate.

COMPARISON OF 2001 TO 2000

      Net income for 2001 fell by 26% to $32.8 million ($0.65 per diluted share) from $44.3 million ($0.92 per diluted share) in 2000 primarily due to a $12.4 million after tax charge ($0.25 per diluted share) to strengthen the Company’s self-insurance reserves reflecting the results of the annual independent actuarial review completed in December 2001. Excluding the insurance charge, net income per diluted share declined 3% primarily due to the increase in diluted average shares outstanding resulting from the exercise of stock options.

      The actuarial report in 2001 revealed that while the frequency of claims was trending favorably as expected, the severity of claims in 2000 and 2001 trended higher than anticipated in the report received in 2000. The impact of these trends on known claims and claims incurred but not reported called for an increase of approximately $8.5 million for 2001 claims, while approximately $10.5 million reflects the unfavorable trend on pre-2001 claims. Additionally, 2001 required a loss of $1.0 million in claims related to the World Trade Center terrorist attack. As a result of the Company’s 2001 claims experience, the Company increased the self-insurance rates that it charged to the divisions in 2002 by 21% over 2001. The estimated future charge was intended to account for the 2001 experience and trends.

      Sales and other income were over $2.1 billion in 2001, up $155 million or 8% from $2.0 billion in 2000. The increase in sales in 2001 over 2000 was attributable to new business and acquisitions made during the prior years. Sales generated from acquisitions during 2000 contributed $9.4 million of the 2001 increase, while the 2001 acquisitions added $65.7 million.

      As a percentage of sales, operating expenses and cost of goods sold were 89.3% for 2001, compared to 88.2% in 2000. Consequently, as a percentage of sales, the Company’s gross profit of 10.7% in 2001 was lower than the gross profit of 11.8% in 2000. The decrease in gross profit as a percentage of sales was mostly due to the $20 million insurance adjustment, higher labor and related costs, and continued competitive pressure to maintain or lower prices.

      Selling, general and administrative expenses were $162.3 million in 2001, an increase of 9% from $149.0 million in 2000. As a percentage of sales, selling, general and administrative expenses increased to 7.6% for 2001 from 7.5% for 2000, primarily due to an increase in bad debt expense of $3.2 million over the prior year and to salaries and expenses associated with acquisitions.

      Interest expense was $2.6 million in 2001, compared to $3.3 million for 2000, a decrease of $0.7 million. This decrease was primarily due to lower weighted average borrowings and lower interest rates in 2001.

      The effective income tax rate for 2001 was 38%, compared to 39% in 2000. The lower tax rate was due for the most part to a significant increase in the federal work opportunity tax credits in relation to pre-tax income. Hence, income taxes for 2001 included $0.5 million of tax benefit from a lower tax rate.

      The results of operations from the Company’s operating divisions for 2001 as compared to 2000 are more fully described below:

      ABM Janitorial Services reported sales for 2001 of $1.2 billion, a 10% increase of $107 million from 2000. Sales increased as a result of acquisitions and new business, particularly in the Mid-Atlantic and Northeast regions. Sales generated from acquisitions during 2000 contributed $4.8 million of the 2001 increase while the 2001 acquisitions added $51.1 million. ABM Janitorial Services’ operating profits increased 13% in 2001 to $67.6 million when compared to 2000. The higher percentage increase in profits compared to sales can be primarily attributed to the Company’s fixed price contracts on which hourly workers were paid one less workday in 2001 compared to 2000. The change in the number of workdays affects the profit margin on this type of contract.

      Ampco System Parking reported a 2% increase in sales to $365 million during 2001 compared to 2000. Operating profits decreased by 42% to $6.6 million during 2001 compared to 2000. The decrease in operating profits resulted from the loss of three airport contracts, the effect of terrorist attacks on September 11, 2001 on sales at airport and hotel facilities, and increased litigation expense and insurance costs.

      ABM Engineering Services increased sales by 9% in 2001 from 2000 to $171 million, while its operating profits increased 10% to $9.4 million for 2001 compared to 2000. The sales increase was due primarily to additional business. The increase in operating profits was due to the increase in sales and slightly higher profit margins as a result of lower administrative costs.

      American Commercial Security Services sales increased by 2% to $104 million, and its operating profit increased by 61% to $3.2 million, in 2001 compared to 2000. The increase in operating profits resulted from lower costs due to tighter control over labor and operating expenses.

      Amtech Lighting Services reported a 22% sales increase to $144 million in 2001 from 2000 due to acquired business from the purchase of SLI Lighting Solutions in March 2001, and sales increases in the Northwest region. The smaller increase in operating profits of 11% to $12.0 million during 2001 compared to the prior year is attributable to lower margins in the Southeast on business acquired in 2000.

      Sales for Amtech Elevator Services were $121 million, up by 6% for 2001 over 2000, largely due to an increased customer base. The Amtech Elevator Division reported $5.0 million in operating profits in 2001, a 29% decrease compared to 2000. This decrease in operating profits can be attributed primarily to lower margins on maintenance contracts and losses on several modernization contracts, as well as higher insurance, bad debt, communications and computer related expenses.

      The Other Segment represents the results of the remaining divisions including the operating results of Easterday Janitorial Supply Company prior to its sale effective April 30, 2001, which includes a pre-tax gain of $0.7 million. The sales price of $12 million included a $3.7 million premium over the book value of the net assets sold. The pre-tax gain is net of Easterday-specific insurance expenses of $1.3 million, reserves for sale contingencies (including the guarantee of sold receivables and expenses of winding-up Easterday operations) of $1 million, write-offs of intangible assets of $0.3 million, and second quarter operating losses of $0.4 million. The loss of Easterday’s income in the third and fourth quarter of 2001 was more than offset by the increase in the operating profits of the Company’s CommAir Mechanical Services Division.

      The significant increase in unallocated Corporate expenses for 2001 included the $20 million insurance adjustment mentioned previously, and centralization of marketing and sales expenses compared to the prior year. While virtually all insurance claims arise from the operating divisions, this adjustment was included in unallocated corporate expenses. Had the Company allocated the insurance adjustment among the divisions, the reported pre-tax operating profits of the divisions, as a whole, would have been reduced by $20 million, with an equal and offsetting change to unallocated Corporate expenses, and therefore no change to consolidated pre-tax earnings.

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

      In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”, and elements of APB 30, “Reporting the Results of Operations — Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions”. SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. SFAS No. 144 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 144 is not anticipated to have a material effect on the Company’s results of operations or financial condition.

      In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires compa-

nies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect this statement to have a material impact on the Company’s financial statements.

Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for doubtful accounts, valuation allowance for the net deferred income tax asset, contingencies and litigation liabilities. The Company bases its estimates on historical experience, independent valuations, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

      Self-Insurance Reserves: Certain insurable risks such as general liability, property damage and workers’ compensation are self-insured by the Company. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company’s self-insurance program are recorded on a claim-incurred basis. The Company uses an independent actuarial firm to annually evaluate and estimate the range of the Company’s claim costs and liabilities. The Company accrues the minimum amount of the actuarial range of exposure. Using the annual actuarial report, management develops annual insurance costs for each division, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs on a quarterly basis. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. If the number of claims incurred were to increase, or the severity of the claims were to increase, the Company may be required to record an additional expense for self-insurance liabilities.

      Allowance for Doubtful Accounts: The Company’s accounts receivable arise from services provided to its customers and are generally due and payable on terms varying from the receipt of invoice to net thirty days. The Company estimates an allowance for accounts it does not consider collectible. Changes in the financial condition of the customer or adverse development in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance.

      Deferred Income Tax Asset Valuation Allowance: Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. At October 31, 2002, the net deferred tax asset was $63.5 million and no valuation allowance was recorded. Should future income be less than anticipated, the net deferred tax asset may not be recoverable.

      Contingencies and Litigation: ABM and certain of its subsidiaries have been named defendants in certain litigation arising in the ordinary course of business including certain environmental matters. When a loss is probable and estimable the Company records the estimated loss. The actual loss may be greater than estimated or litigation where the outcome was not considered probable may result in a loss.

Safe Harbor Statement

      Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995: Because of the factors set forth below, as well as other variables affecting the Company’s operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein which are not historical facts are forward-looking statements that are subject to meaningful risks and uncertainties, including but not limited to: (1) significant decreases in commercial real estate occupancy, resulting in reduced demand and prices for building maintenance and other facility services in the Company’s major markets, (2) loss or bankruptcy of one or more of the Company’s major customers, which could adversely affect the Company’s ability to collect its accounts receivable or recover its deferred costs, (3) major collective bargaining issues that may cause loss of revenues or cost increases that non-union companies can use to their advantage in gaining market share, (4) significant shortfalls in adding additional customers in existing and new territories and markets, (5) a protracted slowdown in the Company’s acquisition activities, (6) legislation or other governmental action that severely impacts one or more of the Company’s lines of business, such as price controls that could restrict price increases, or the unrecovered cost of any universal employer-paid health insurance, as well as government investigations that adversely affect the Company, (7) reduction or revocation of the Company’s line of credit, which would increase interest expense or the cost of capital, (8) cancellation or nonrenewal of the Company’s primary insurance policies, as many customers contract out services based on the contractor’s ability to provide adequate insurance coverage and limits, (9) catastrophic uninsured or underinsured claims against the Company, the inability of the Company’s insurance carriers to pay otherwise insured claims, or inadequacy in the Company’s reserve for self-insured claims, (10) inability to employ entry level personnel due to labor shortages, (11) resignation, termination, death or disability of one or more of the Company’s key executives, which could adversely affect customer retention and day-to-day management of the Company, (12) inability to successfully integrate Lakeside Building Maintenance or other acquisitions into the Company, (13) inability to timely increase prices to cover all or any portion of increased costs, and (14) other material factors that are disclosed from time to time in the Company’s public filings with the United States Securities and Exchange Commission, such as reports on Forms 8-K, 10-K and 10-Q.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes, although options on the Company’s common stock are traded on the American Stock Exchange without the Company’s approval and consent. The operations of the Company are conducted primarily in the United States, and, as such, are not subject to material foreign currency exchange rate risk. The Company has no outstanding debt. Although the Company had over $19 million in cash and cash equivalents, at year-end, market rate risk associated with falling interest rates in the United States is not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

To the Stockholders and Board of Directors

ABM Industries Incorporated:

      We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

San Francisco, California

December 10, 2002

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

October 31	2002	2001

(in thousands, except share data)

Assets
Cash and cash equivalents	$19,427	$3,052
Trade accounts receivable (less allowances of $6,605 and $9,420)	318,376	367,201
Inventories	30,055	25,974
Deferred income taxes	30,002	26,806
Prepaid expenses and other current assets	39,925	42,508

Total current assets	437,785	465,541
Investments and long-term receivables	14,952	13,871
Property, plant and equipment (less accumulated depreciation of $70,522 and $65,951)	36,266	42,936
Goodwill (less accumulated amortization of $73,264)	167,916	113,199
Deferred income taxes	33,542	35,400
Other assets	14,478	12,153

	$704,939	$683,100

Liabilities
Current portion of long-term debt	$—	$10,877
Trade accounts payable	51,585	50,671
Income taxes payable	6,579	6,816

Accrued liabilities:
Compensation	62,412	62,854
Taxes — other than income	13,923	20,409
Insurance claims	50,969	48,193
Other	41,622	36,179

Total current liabilities	227,090	235,999
Long-term debt (less current portion)	—	942
Retirement plans	23,791	21,483
Insurance claims	67,388	63,499

Total liabilities	318,269	321,923

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 50,397,000 and 48,778,000 shares issued at October 31, 2002 and 2001, respectively	504	488
Additional paid-in capital	151,135	130,998
Accumulated other comprehensive loss	(789)	(763)
Retained earnings	259,452	230,454
Cost of treasury stock (1,400,000 shares at October 31, 2002)	(23,632)	—

Total stockholders’ equity	386,670	361,177

	$704,939	$683,100

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years ended October 31	2002	2001	2000

(in thousands, except per share data)

Revenues
Sales and other income	$2,181,932	$2,149,171	$1,993,859
Gain on insurance claim	10,025	—	—

	2,191,957	2,149,171	1,993,859

Expenses
Operating expenses and cost of goods sold	1,946,750	1,919,054	1,757,619
Selling, general and administrative	174,827	162,313	149,029
Interest	1,052	2,602	3,320
Goodwill amortization	—	12,257	11,198

	2,122,629	2,096,226	1,921,166

Income before income taxes	69,328	52,945	72,693
Income taxes	22,600	20,119	28,350

Net income	$46,728	$32,826	$44,343

Net income per common share
Basic	$0.95	$0.68	$0.97
Diluted	$0.92	$0.65	$0.92

Average common and common equivalent shares
Basic	49,116	47,598	45,102
Diluted	51,015	50,020	47,418

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
Years ended October 31, 2002, 2001	Common Stock		Treasury Stock		Additional	Other
and 2000					Paid-in	Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total

Balance October 31, 1999	44,814	448	—	—	93,112	(635)	184,026	276,951

Comprehensive income:
Net income							44,343	44,343
Foreign currency translation						(18)		(18)

Comprehensive income								44,325

Dividends:
Common stock							(14,027)	(14,027)
Preferred stock							(512)	(512)
Tax benefit from exercise of stock options					480			480
Stock purchases	(766)	(8)			(8,382)			(8,390)
Stock issued under employees’ stock purchase and option plans and for acquisition	1,950	20			17,462			17,482

Balance October 31, 2000	45,998	460	—	—	102,672	(653)	213,830	316,309

Comprehensive income:
Net income							32,826	32,826
Foreign currency translation						(110)		(110)

Comprehensive income								32,716

Dividends:
Common stock							(15,770)	(15,770)
Preferred stock							(432)	(432)
Tax benefit from exercise of stock options					3,651			3,651
Stock issued under employees’ stock purchase and option plans and for acquisition	2,780	28			24,675			24,703

Balance October 31, 2001	48,778	488	—	—	130,998	(763)	230,454	361,177

Comprehensive income:
Net income							46,728	46,728
Foreign currency translation						(26)		(26)

Comprehensive income								46,702

Dividends:
Common stock							(17,730)	(17,730)
Tax benefit from exercise of stock options					1,384			1,384
Stock purchases			(1,400)	(23,632)				(23,632)
Stock issued under employees’ stock purchase and option plans and for acquisition	1,619	16			18,753			18,769

Balance October 31, 2002	50,397	504	(1,400)	(23,632)	151,135	(789)	259,452	386,670

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31	2002	2001
(in thousands)			2000

Cash flows from operating activities:
Cash received from customers	$2,212,269	$2,117,691	$1,925,599
Other operating cash receipts	16,149	5,523	2,347
Interest received	1,602	859	580
Cash paid to suppliers and employees	(2,094,597)	(2,021,762)	(1,873,290)
Interest paid	(1,156)	(2,991)	(3,209)
Income taxes paid	(23,348)	(33,524)	(33,102)

Net cash provided by operating activities	110,919	65,796	18,925

Cash flows from investing activities:
Additions to property, plant and equipment	(7,491)	(16,922)	(18,717)
Proceeds from sale of assets	1,702	1,253	1,164
(Increase) decrease in investments and long-term receivables	(1,081)	49	370
Purchase of businesses	(52,448)	(23,401)	(14,191)
Proceeds from sale of business	—	12,000	—

Net cash used in investing activities	(59,318)	(27,021)	(31,374)

Cash flows from financing activities:
Common stock issued	17,955	26,688	16,381
Common stock purchases	(23,632)	—	(8,390)
Preferred stock redemption	—	(6,400)	—
Dividends paid	(17,730)	(16,202)	(14,539)
(Decrease) increase in bank overdraft	—	(15,952)	10,985
Long-term borrowings	—	108,000	126,000
Repayments of long-term borrowings	(11,819)	(133,857)	(118,127)

Net cash (used in) provided by financing activities	(35,226)	(37,723)	12,310

Net increase (decrease) in cash and cash equivalents	16,375	1,052	(139)
Cash and cash equivalents beginning of year	3,052	2,000	2,139

Cash and cash equivalents end of year	$19,427	$3,052	$2,000

Reconciliation of net income to net cash provided by operating activities:
Net income	$46,728	$32,826	$44,343

Adjustments:
Depreciation and intangible amortization	15,182	14,071	12,326
Goodwill amortization	—	12,257	11,198
Provision for bad debts	11,910	6,134	2,971
Gain on sale of assets	(236)	(41)	(265)
Gain on sale of business	—	(718)	—
Increase in deferred income taxes	(1,338)	(12,138)	(5,517)
Decrease (increase) in trade accounts receivable	38,299	(24,340)	(65,555)
Increase in inventories	(4,081)	(3,223)	(2,217)
Decrease (increase) in prepaid expenses and other current assets	3,093	(3,045)	(1,200)
(Increase) decrease in other assets	(3,410)	40	2,475
Increase (decrease) in income taxes payable	590	(1,267)	765
Increase (decrease) in retirement plans accrual	2,308	(903)	3,092
Increase in insurance claims liability	6,665	18,872	7,155
(Decrease) increase in trade accounts payable and other accrued liabilities	(4,791)	27,271	9,354

Total adjustments to net income	64,191	32,970	(25,418)

Net cash provided by operating activities	$110,919	$65,796	$18,925

Supplemental data:

Non-cash investing activities:
Common stock issued for net assets of business acquired	$1,371	$1,666	$1,581

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation: The consolidated financial statements include the accounts of ABM Industries Incorporated and its subsidiaries (“the Company”). All material intercompany transactions and balances have been eliminated. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

      Use of Estimates: The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for doubtful accounts, valuation allowance for the net deferred income tax asset, contingencies and litigation liabilities. The Company bases its estimates on historical experience, independent valuations, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Trade Accounts Receivable: The Company’s accounts receivable arise from services provided to its customers and are generally due and payable on terms varying from the receipt of invoice to net thirty days. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk.

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

      Depreciation and amortization are calculated principally on the straight-line method. Useful lives used in computing depreciation for transportation equipment average 3 to 5 years and 2 to 20 years for machinery and other equipment. Buildings are depreciated over periods of 20 to 40 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases, or the assets’ useful lives.

      The Company is implementing an enterprise-wide accounting and management information system (also known as “Enterprise Resources Planning” (ERP) software). External direct costs of materials and services and payroll-related costs of employees working solely on the development of the system are capitalized. Capitalized costs of the project are being amortized over a period of seven years beginning on May 1, 2000. Training costs are expensed as incurred.

      Goodwill and Other Intangibles: In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 became effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company elected to early adopt the provisions of SFAS No. 142 beginning with the first quarter of fiscal 2002. In accordance with this standard, goodwill is no longer amortized but will be subject to an annual assessment for impairment. The Company is required to perform goodwill impairment tests on an annual basis using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value.

      As of October 31, 2002 and 2001, all other intangible assets, consisting principally of contract rights with a net book value of $4,059,000 and $4,544,000 respectively, are included in other assets and will continue to be amortized over the contract periods. Amortization expense for other intangible assets was $1,085,000, $355,000 and $95,000 for the years ended October 31, 2002, 2001 and 2000, respectively. The remaining amortization period for other intangible assets ranges from 2 months to 14 years.

      The changes in the carrying amount of goodwill (in thousands) for the year ended October 31, 2002 are as follows (acquisitions are discussed in Note 10):

	Balance			Balance
	as of			as of
	October 31,	2002	Earnout	October 31,
Segment	2001	Acquisitions	Payments	2002

Janitorial	$62,906	$41,267	$4,525	$108,698
Parking	27,113	—	158	27,271
Engineering	2,166	—	8	2,174
Security	1,656	5,368	189	7,213
Lighting	13,854	—	2,847	16,701
Elevator	3,907	—	—	3,907
Other	1,597	—	355	1,952

	$113,199	$46,635	$8,082	$167,916

      Transitional disclosure of earnings excluding goodwill amortization is as follows:

(in thousands, except
per share amounts)	2002	2001	2000

Net income	$46,728	$32,826	$44,343
Goodwill amortization (after tax)	—	7,599	6,831

Adjusted net income	46,728	40,425	51,174
Preferred stock dividends	—	(432)	(512)

Adjusted net income available to common stockholders	$46,728	$39,993	$50,662

Net income per common share — basic:
Net income	$0.95	$0.68	$0.97
Goodwill amortization	—	0.16	0.15

Adjusted net income	$0.95	$0.84	$1.12

Net income per common share — diluted:
Net income	$0.92	$0.65	$0.92
Goodwill amortization	—	0.15	0.14

Adjusted net income	$0.92	$0.80	$1.07

Average common shares outstanding — basic	49,116	47,598	45,102
Average common shares outstanding — diluted	51,015	50,020	47,418

      Income Taxes: Income tax expense is based on reported results of operations before income taxes. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

      In January 2002, the Emerging Issues Task Force (EITF) released Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”, which the Company adopted in the third quarter of fiscal 2002. For the Company’s Parking Division this pronouncement requires both revenues and expenses be recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Previously, expenses directly reimbursed under managed parking lot agreements were netted against the reimbursement received. EITF No. 01-14 did not change the income statement presentation of revenues and expenses of other ABM Divisions. Amounts have been reclassified to conform to the presentation of these reimbursed expenses in all prior periods presented. Adoption of the pronouncement resulted in an increase in total revenues and total costs and expenses in equal amounts of $203,841,000, $199,133,000 and $186,302,000 for fiscal years ended October 31, 2002, 2001 and 2000, respectively. This presentation change has no impact on operating profits or net income.

      Net Income per Common Share: The Company has reported its earnings in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period. Diluted net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Preferred stock dividends no longer apply after the redemption of preferred stock on September 4, 2001. The calculation of these amounts is as follows:

(in thousands, except
per share amounts)	2002	2001	2000

Net income	$46,728	$32,826	$44,343
Preferred stock dividends	—	(432)	(512)

Net income available to common stockholders	$46,728	$32,394	$43,831

Average common shares outstanding — basic	49,116	47,598	45,102

Effect of dilutive securities:
Stock options	1,899	2,300	2,070
Other	—	122	246

Average common shares outstanding — diluted	51,015	50,020	47,418

Net income per common share — basic	$0.95	$0.68	$0.97
Net income per common share — diluted	$0.92	$0.65	$0.92

      For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period (i.e. “out-of-the-money” options). On October 31, 2002, 2001 and 2000, options to purchase common shares of 3,075,000, 1,748,000 and 2,156,000 at a weighted average exercise price of $16.29, $16.31 and $15.86, respectively, were excluded from the computation.

      Cash and Cash Equivalents: The Company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

      Stock-Based Compensation: The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which generally does not result in compensation cost because the exercise price of the options is equal to the fair value of the stock at the grant date. Under the intrinsic value method, if the fair value of the stock is greater than the exercise price at grant date, the excess is amortized to compensation expense over the estimated service life of the recipients.

      Comprehensive Income: Comprehensive income consists of net income and other related gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such comprehensive income items consist of unrealized foreign currency translation gains and losses.

2. INSURANCE

      The Company’s insurance program includes the use of large self-insured retentions (i.e. deductibles) with regard to certain insurable risks such as general liability, automobile liability, and workers’ compensation. The Company has purchased excess insurance protecting against losses in excess of these deductible and/or self-insured retentions. Accruals for claims within the deductible and/or self-insured retentions are recorded on a claim-incurred basis. The claim-incurred method includes cost factors for inflation and the cost of litigation and administration. The Company uses independent actuaries to annually evaluate and record the Company’s estimated claim costs and liabilities and accrues an amount that is within an actuarial range of exposure. The estimated liability for claims incurred but unpaid at October 31, 2002 and 2001 was $118,357,000 and $111,692,000, respectively. In the fourth quarter of fiscal year 2001, the Company recorded a $20,000,000 pre-tax expense to strengthen reserves as a result of the actuarial evaluation. The 2001 actuarial report revealed that while the frequency of claims was trending favorably as expected, the severity of claims in 2000 and 2001 trended higher than anticipated in the report received in 2000. The impact of these trends on known claims and on claims incurred but not reported called for an increase of approximately $8,500,000 for fiscal 2001 claims while approximately $10,500,000 reflected 2001’s unfavorable trend on pre-2001 claims. Additionally, 2001 required a provision of $1,000,000 for claims related to the September 11, 2001 World Trade Center attack. Based on the annual actuarial review completed in November of 2002, the self-insurance reserves as of the end of fiscal year 2002 were deemed adequate.

      In connection with certain self-insurance agreements, the Company has standby letters of credit at October 31, 2002 supporting the estimated unpaid liability in the amount of $100,299,000.

3. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at October 31 consisted of the following:

(in thousands)	2002	2001

Land	$876	$876
Buildings	4,238	4,120
Transportation equipment	14,245	15,546
Machinery and other equipment	73,001	73,543
Leasehold improvements	14,428	14,802

	106,788	108,887
Less accumulated depreciation and amortization	70,522	65,951

	$36,266	$42,936

4. LONG-TERM DEBT AND CREDIT AGREEMENT

      The Company has a $150 million syndicated line of credit which will expire July 1, 2005. The unsecured revolving credit facility currently provides, at the Company’s option, interest at the prime rate or LIBOR+.875%. The facility, at present, calls for a commitment fee payable quarterly, in arrears, of .175% based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued in conjunction with the Company’s self-insurance program and parking business plus cash borrowings are considered to be outstanding amounts. As of October 31, 2002, the total outstanding amount under this facility was $101,828,000 in the form of standby letters of credit. The Company is required under this agreement to maintain certain financial ratios and has limitations on outside borrowings. The Company was in compliance with all covenants as of October 31, 2002.

      Long-term debt at October 31 is summarized as follows:

(in thousands)	2002	2001

Revolving credit facility with interest at 2.93%	$—	$10,000
Note payable to bank with interest at 6.78%		1,808
Other		11

	—	11,819
Less current portion		10,877

	$—	$942

5. EMPLOYEE BENEFIT PLANS

      All of the Company’s defined benefit plans are unfunded. There is no additional pension liability and hence no other comprehensive income to disclose.

(a) 401(k) Plan

      The Company has a 401(k) plan covering certain qualified employees, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company matches a certain percentage of employee contributions depending on the participant’s amount of contributions. Effective January 1, 2002, the Company amended its plan to adopt the “safe harbor” rules of 401(k) plans. These rules contain more generous company match provisions and cover many employees not previously included. Therefore, since January 2002, the Company is incurring additional costs. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees.

      The Company’s matching 401(k) contributions required by the 401(k) plan for 2002, 2001 and 2000 were approximately $4,159,000, $1,534,000 and $1,191,000, respectively.

(b) Retirement Agreements

      The Company has unfunded retirement agreements for approximately 54 current and former directors and senior executives, many of which are fully vested. The agreements provide for annual benefits for ten years commencing at the later of the respective retirement dates of those executives or age 65. The benefits are accrued over required vesting periods. During 2002, 2001 and 2000, amounts accrued under these agreements were $490,000, $506,000 and $684,000, respectively. Payments were made in 2002, 2001 and 2000 in the amounts of $377,000, $242,000 and $171,000, respectively. As of October 31, 2002 the present value of estimated future payments under these agreements was $4,793,000.

(c) Service Award Benefit Plan

      The Company has an unfunded service award benefit plan, with a retroactive vesting period of five years. This plan is a “severance pay plan” as defined by the Employee Retirement Income Security Act (ERISA) and covers certain qualified employees. The plan provides participants, upon termination, with a guaranteed seven days pay for each year of employment subsequent to November 1, 1989. The Company, at its discretion, may also award additional days each year.

      Effective January 1, 2002, this plan was amended to no longer award any further days to employees. The enhancement of the 401(k) plan has replaced benefits previously provided under this plan. The Company will continue to incur interest costs related to this plan as the value of previously earned benefits continues to increase.

      Net cost of the plan is comprised of:

(in thousands)	2002	2001	2000

Service cost	$184	$427	$380
Interest	350	358	318

Net cost	$534	$785	$698

Actuarial present value of:
Vested benefit obligation	$4,571	$4,479	$3,895
Accumulated benefit obligation	$4,664	$4,662	$4,067
Projected benefit obligation	$5,153	$5,342	$4,746

      Assumptions used in accounting for the plan as of October 31 were:

	2002	2001	2000

Weighted average discount rate	6.75%	7.5%	7.5%
Rate of increase in compensation level	3.0%	5.0%	5.0%

      The liability recorded by the Company is equal to the accumulated benefit obligation shown above.

(d) Death Benefit Plan

      The Company has an unfunded death benefit plan with a vesting period of ten years. This plan covers certain qualified employees and, upon retirement on or after their 62nd birthday, provides fifty percent of the accidental death and dismemberment benefit that the employees were entitled to on their retirement date subject to a maximum of $150,000. Coverage during retirement continues until death for retired employees hired before September 1, 1980 and until their 70th birthday for retirees hired after that date.

      At October 31, 2002, the actuarial present value of the accumulated post-retirement benefit obligation was $5,115,000. The accumulated post-retirement benefit obligation was calculated using the assumed rates of 6.75% weighted average discount rate and 3.0% increase in compensation level. The Company recorded a liability of $3,849,000 at October 31, 2002 for its obligations under the plan and will amortize the actuarial loss in excess of 10% of the accumulated benefit obligation over the average remaining life of the participants.

(e) Pension Plan Under Collective Bargaining

      Certain qualified employees of the Company are covered under union-sponsored collectively bargained multi-employer defined benefit plans. Contributions for these plans were approximately $29,278,000, $30,259,000 and $26,913,000 in 2002, 2001 and 2000, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

6. LEASE COMMITMENTS AND RENTAL EXPENSE

      The Company is obligated under noncancelable operating leases for various facilities and equipment.

      As of October 31, 2002, future minimum lease commitments under noncancelable operating leases are as follows:

Fiscal years ending (in thousands)

2003	$50,660
2004	34,669
2005	25,040
2006	17,904
2007	12,879
Thereafter	45,623

Total minimum lease commitments	$186,775

      Rental expense for the years ended October 31 is summarized as follows:

(in thousands)	2002	2001	2000

Minimum rentals under noncancelable leases	$60,830	$55,780	$53,387
Contingent rentals	35,093	43,645	42,641
Short-term rental agreements	4,248	3,911	4,682

	$100,171	$103,336	$100,710

      Contingent rentals are applicable to leases of parking lots and garages and are based on percentages of the gross receipts attributable to the related facilities.

7. REDEEMABLE CUMULATIVE PREFERRED STOCK

      On June 23, 1993, the Company authorized and on September 1, 1993, issued 6,400 shares of preferred stock having a par value of $0.01 per share in conjunction with the acquisition of System Parking. These shares designated as Series B 8% Senior Redeemable Cumulative Preferred Stock (Series B

Preferred Stock) were entitled to one vote per share on all matters upon which common stockholders were entitled to vote and had a redemption price of $1,000 per share, together with accrued and unpaid dividends thereon. Redemption of the Series B Preferred Stock was at the option of the holders for any or all of the outstanding shares after September 1, 1998, or at the option of the Company after September 1, 2001. On September 4, 2001, the Company redeemed all 6,400 shares of Series B 8% Senior Redeemable Cumulative Preferred Stock.

8. CAPITAL STOCK

COMMON STOCK

      On March 12, 2002, ABM’s Board of Directors declared a 2-for-1 split of ABM’s common stock in the form of a 100% stock dividend payable on May 7, 2002 to stockholders of record on March 29, 2002. A total of 24,914,000 shares of common stock were issued in connection with the stock split. The par value of the shares was not changed from $0.01. The Company’s common stock and additional paid-in capital accounts as well as all shares and per share amounts have been restated to retroactively reflect the stock split.

      On September 16, 2001, the Company’s Board of Directors authorized the purchase of up to two million shares (post-split) of its outstanding stock at any time through December 31, 2001. On December 17, 2001, the Board of Directors extended this authorization to purchase until December 31, 2002. On December 10, 2002, the Board of Directors extended this authorization through January 31, 2003. As of October 31, 2002, the Company had purchased 1,400,000 shares at a cost of $23,632,000 under this authorization.

PREFERRED STOCK

      The Company is authorized to issue 500,000 shares of preferred stock, of which 50,000 shares have been designated as Series A Junior Participating Preferred Stock of $.01 par value. None of these preferred shares have been issued.

COMMON STOCK RIGHTS PLAN

      In March 1998, the Company’s Board of Directors adopted a stockholder rights plan to replace an existing rights plan that expired on April 22, 1998. The new plan provides for a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to stockholders of record on April 22, 1998, and attachment of a Right to each subsequently issued share of common stock. The Rights are exercisable only if a person or group acquires 20% or more of the Company’s common stock (an “Acquiring Person”) or announces a tender offer for 20% or more of the common stock. Each Right entitles stockholders to buy one-two thousandths of a share of newly created Participating Preferred Stock, par value $.01 per share, of the Company at an initial exercise price of $87.50 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase at the exercise price common stock (or, in certain circumstances, Participating Preferred Stock) of the Company having a market value at that time of twice the Right’s exercise price. These Rights holders would also be entitled to purchase an equivalent number of shares at the exercise price if the Acquiring Person were to control the Company’s Board of Directors and cause the Company to enter into certain mergers or other transactions. In addition, if an Acquiring Person acquired between 20% and 50% of the Company’s voting stock, the Company’s Board of Directors may, at its option, exchange one share of the Company’s common stock for each Right held (other than Rights held by the Acquiring Person). Rights held by the Acquiring Person will become void. The Theodore Rosenberg Trust and The Sydney J. Rosenberg Trust, and certain related persons, cannot be “Acquiring Persons” under the Rights plan, therefore, changes in their holdings will not cause the Rights to become exercisable or non-redeemable or trigger the other features of the Rights. The Rights will expire on April 22, 2008, unless earlier redeemed by the Board at $0.005 per Right.

STOCK OPTIONS

      The Company has three types of stock option plans which are described below.

“Time-Vested” Incentive Stock Option Plan, as Amended

      In 1987, the Company adopted a stock option plan under which 2,400,000 shares were reserved for grant. In March 1994, this plan was amended to reserve an additional 2,000,000 shares. In March 1996, the plan was amended again to reserve another 4,000,000 shares. The options become exer-

cisable at a rate of 20% per year beginning one year after date of grant and terminate no later than 10 years plus one month after date of grant. Options which terminate without being exercised may be reissued. At October 31, 2002, 1,308,000 shares remained available for grant.

      Transactions under this plan are summarized as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Balance October 31, 1999	3,614,000	$9.19
Granted (Weighted average fair value of $3.09)	450,000	$10.61
Exercised	(310,000)	$5.65
Forfeitures	(50,000)	$12.27

Balance October 31, 2000	3,704,000	$9.62
Granted (Weighted average fair value of $4.70)	546,000	$15.16
Exercised	(868,000)	$6.88
Forfeitures	(216,000)	$12.26

Balance October 31, 2001	3,166,000	$11.14
Granted (Weighted average fair value of $4.56)	313,000	$8.48
Exercised	(505,000)	$14.94
Forfeitures	(346,000)	$13.00

Balance October 31, 2002	2,628,000	$11.86

				Exercisable at
Outstanding at October 31, 2002				October 31, 2002

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of	Contractual	Exercise	of	Exercise
Prices	Options	Life (Years)	Price	Options	Price

$ 4.24 – 6.66	358,000	1.7	$4.85	358,000	$4.85
$ 8.72 – 14.11	1,249,000	5.3	$10.64	885,000	$10.07
$14.71 – 18.30	1,021,000	7.2	$15.80	372,000	$16.27

Total	2,628,000	5.5	$11.86	1,615,000	$10.34

“Price-Vested” Performance Stock Option Plans

      In December 1996, the Company adopted a stock option plan (the 1996 Plan) under which 3,000,000 shares have been reserved. In December 2001, the Company adopted an additional but substantially similar plan (the 2002 Plan) under which 4,000,000 shares were reserved for grant under the plan. The options expire 10 years after the date of grant and any options which terminate without being exercised may be reissued. Each option has a pre-defined vesting price which provides for accelerated vesting. If, during the first four years, the stock price achieved and maintained a set price for ten out of thirty consecutive trading days, the options associated with the price would vest. The prices established were $12.50, $15.00, $17.50 and $20.00 (as adjusted for the March 2002 two-for-one stock split) in the 1996 Plan. On September 10, 2002 the Board of Directors established accelerated vesting prices of $20.00, $22.50, $25.00 and $27.50 for the 2002 Plan. The 1996 Plan and 2002 Plan provide that 25% of the options granted will vest at each price point. If, at the end of four years, any of the stock price performance targets were not achieved, then the remaining options would vest at the end of eight years from the date the options were granted. Options vesting during the first year following grant do not become exercisable until after the first anniversary of its grant. At October 31, 2002, 140,000 shares and 2,930,000 shares remained available for grant under the 1996 Plan and 2002 Plan, respectively.

      Transactions under these plans are summarized as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Balance October 31, 1999	2,270,000	$11.19
Granted (Weighted average fair value of $3.51)	320,000	$10.38
Exercised	(150,000)	$10.00
Forfeitures	(150,000)	$11.98

Balance October 31, 2000	2,290,000	$11.17
Granted (Weighted average fair value of $5.48)	360,000	$15.38
Exercised	(420,000)	$10.09
Forfeitures	(170,000)	$13.95

Balance October 31, 2001	2,060,000	$11.89
Granted (Weighted average fair value of $6.09)	1,190,000	$16.67
Exercised	(130,000)	$13.89
Forfeitures	(60,000)	$10.06

Balance October 31, 2002	3,060,000	$13.70

				Exercisable at
Outstanding at October 31, 2002				October 31, 2002

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of	Contractual	Exercise	of	Exercise
Prices	Options	Life (Years)	Price	Options	Price

$10.00 – 12.8	0 1,370,000	4.6	$10.21	990,000	$10.21
$15.38 – 18.3	0 1,690,000	9.1	$16.52	380,000	$16.22

Total	3,060,000	7.0	$13.70	1,370,000	$11.88

“Age-Vested” Career Stock Option Plan, as Amended

      In 1984, the Company adopted a stock option plan whereby 1,360,000 shares were reserved for grant. In March 1996, another 2,000,000 shares were reserved for grant under the plan. As amended on

December 20, 1994, options which have been granted at fair market value are 50% exercisable when the option holders reach their 61st birthday and the remaining 50% will vest on their 64th birthday. To the extent vested, the options may be exercised at any time prior to one year after termination of employment. Options which terminate without being exercised may be reissued. At October 31, 2002, 819,000 shares remained available for grant.

      Transactions under this plan are summarized as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Balance October 31, 1999	2,374,000	$9.93
Granted (Weighted average fair value of $3.77)	150,000	$10.38
Exercised	(112,000)	$2.96
Forfeitures	(210,000)	$9.90

Balance October 31, 2000	2,202,000	$10.48
Granted (Weighted average fair value of $6.42)	146,000	$15.38
Exercised	(422,000)	$5.65
Forfeitures	(92,000)	$10.29

Balance October 31, 2001	1,834,000	$11.50
Granted (Weighted average fair value of $6.29)	155,000	$15.38
Exercised	(79,000)	$10.40
Forfeitures	(139,000)	$13.84

Balance October 31, 2002	1,771,000	$11.72

				Exercisable at
Outstanding at October 31, 2002				October 31, 2002

		Weighted
		Average	Weighted		Weighted
Range	Number	Remaining	Average	Number	Average
of	of	Contractual	Exercise	of	Exercise
Prices	Options	Life (Years)	Price	Options	Price

$2.86	308,000	3.5	$2.86	104,000	$2.86
$5.63 – 9.72	211,000	6.7	$5.92	32,000	$5.63
$10.38	107,000	16.4	$10.38	—	—
$14.70 – 18.30	1,145,000	11.8	$15.29	202,000	$15.32

Total	1,771,000	10.1	$11.72	338,000	$10.58

EMPLOYEE STOCK PURCHASE PLAN, AS AMENDED

      In 1985, the Company adopted an employee stock purchase plan under which sale of 10,000,000 shares of its common stock has been authorized. In March 1996 and 1999, sales of an additional 2,400,000 shares each were authorized, and again in March 2001, 2,400,000 additional shares were authorized under this plan. The purchase price of the shares under the plan is the lesser of 85% of the fair market value at the commencement of each plan year or 85% of the fair market value on the date of purchase. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. During 2002, 2001, and 2000, 868,000, 1,054,000 and 1,270,000 shares of stock were issued under the plan for an aggregate purchase price of $11,603,000, $12,142,000 and $12,588,000, respectively. The weighted average fair value of those purchase rights granted in 2002, 2001, and 2000 was $3.85, $3.50 and $3.64, respectively, and were issued at a weighted average price of $13.36, $11.52 and $9.92, respectively. At October 31, 2002, 1,114,000 shares remained unissued under the plan.

9.	INCOME TAXES

      The provision for income taxes is made up of the following components for each of the years ended October 31:

(in thousands)	2002	2001	2000

Current
Federal	$20,789	$28,046	$29,793
State	3,086	4,170	4,051
Foreign	63	41	23
Deferred
Federal	(2,472)	(11,002)	(5,071)
State	1,134	(1,136)	(446)

	$22,600	$20,119	$28,350

      Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. statutory rates to pretax income from operations as a result of the following for the years ended October 31:

	2002	2001	2000

Statutory rate	35.0%	35.0%	35.0%
State and local taxes on income, net of federal tax benefit	3.1	3.6	3.1
Tax credits	(5.7)	(5.1)	(3.6)
Tax liability no longer required	(2.1)	—	—
Nondeductible expenses and other — net	2.3	4.5	4.5

	32.6%	38.0%	39.0%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, are presented below:

(in thousands)	2002	2001

Deferred tax assets:
Self-insurance claims	$45,202	$43,183
Bad debt allowance	2,524	3,652
Deferred and other compensation	14,375	13,579
Goodwill	1,143	5,026
Other	3,782	1,952

Total gross deferred tax assets	67,026	67,392

Deferred tax liabilities:
Deferred software development cost	(3,482)	(3,817)
Union pension contributions	—	(1,369)

Total gross deferred tax liabilities	(3,482)	(5,186)

Net deferred tax assets	$63,544	$62,206

      Management has determined that it is more likely than not that the total net deferred tax asset will be realized.

10.	ACQUISITIONS

      All acquisitions have been accounted for using the purchase method of accounting; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is generally included in goodwill. Most purchase agreements provide for contingent payments based on the annual pretax income for subsequent periods ranging generally from two to five years. Any such future payments are generally capitalized as goodwill when paid. Cash paid for acquisitions, including down payments and contingent amounts based on subsequent earnings, was $52,448,000 in 2002. In addition, common shares, with a fair market value of $1,371,000 at the date of issuance, were issued in 2002 under the contingent payment provisions of a 1997 acquisition.

      Acquisitions made during 2002 are discussed below:

      The Company acquired the service contracts and selected assets of Triumph Security Corporation and Triumph Cleaning Corporation with customers located in New York City effective January 26 and 28, 2002, respectively. This acquisition contributed $6,369,000 in sales in 2002.

      On February 28, 2002, the Company acquired the security contracts, accounts receivable and selected assets of Foulke Associates, Inc. with customers located throughout Georgia, Florida, Maryland, Pennsylvania and Virginia. This acquisition contributed $11,791,000 in sales in 2002.

      The total cost of the Triumph and Foulke acquisitions was $8,800,000, of which $7,118,000 was allocated to goodwill. The aggregate purchase prices of these acquisitions do not reflect payments of contingent consideration based upon the future results of operations of the businesses acquired. As these acquisitions were not material, pro forma information is not included in the accompanying consolidated financial statements.

      On July 12, 2002, the Company acquired the operations of Lakeside Building Maintenance, Inc. and an affiliated company (collectively, Lakeside) with customers located in Chicago, Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Louisville, Milwaukee, Nashville and St. Louis. The total down payment acquisition cost was $41,131,000, which included the assumption of liabilities totaling $4,194,000. Of the down payment, $39,517,000 was allocated to goodwill. Contingent payments are payable over a three-year period commencing July 13, 2002. The first two annual payments will be equal to fifty percent of Lakeside’s Adjusted Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) for each year of the two-year period following the acquisition, while the final payment will be equal to $5,304,000 provided that the gross sales of Lakeside during the third year following the acquisition are equal to or greater than $131,200,000. This acquisition contributed $51,601,000 in revenues in 2002.

      The following pro forma information for the Lakeside acquisition assumes that the acquisition occurred on November 1, 2000. Included in the ABM results of operations for the year ended October 31, 2002, was $3,500,000 of Lakeside pretax operating profit for the period July 13, 2002, through October 31, 2002.

	2002			2001
(in thousands, except per share
amounts)	ABM	Lakeside*	Pro Forma	ABM	Lakeside	Pro Forma

		(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues	$2,191,957	$113,460	$2,305,417	$2,149,171	$149,434	$2,298,605
Operating and SG&A expense	2,121,577	106,413	2,227,990	2,081,367	139,883	2,221,250
Interest expense	1,052	1,365	2,417	2,602	2,663	5,265
Goodwill amortization	—	—	—	12,257	2,625	14,882

Total expenses	2,122,629	107,778	2,230,407	2,096,226	145,171	2,241,397

Income before income taxes	69,328	5,682	75,010	52,945	4,263	57,208
Income taxes	22,600	2,063	24,663	20,119	1,620	21,739

Net income	$46,728	$3,619	$50,347	$32,826	$2,643	$35,469

*	Represents Lakeside results of operations for the period November 1, 2001 through July 12, 2002.

Net income per common share:
Basic	$0.95	—	$1.03	$0.68	—	$0.74
Diluted	$0.92	—	$0.99	$0.65	—	$0.70

Average number of common shares outstanding:
Basic	49,116	—	49,116	47,598	—	47,598
Diluted	51,015	—	51,015	50,020	—	50,020

11.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      The fair value of the Company’s long-term debt approximates carrying value based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

12.	CONTINGENCIES

      The Company and some of its subsidiaries have been named defendants in certain litigation arising in the ordinary course of business. In the opinion of management, based on advice of legal counsel, such matters should have no material effect on the Company’s financial position, results of operations or cash flows.

13. SEGMENT INFORMATION

      Under Statements of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, segment information is presented under the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

      The Company is currently organized into eight separate operating divisions. Under SFAS No. 131 criteria, only ABM Janitorial Services, Ampco System Parking, ABM Engineering Services, American Commercial Security Services, Amtech Lighting Services, and Amtech Elevator Services qualify as reportable segments. Results of ABM Service Network, CommAir Mechanical Services and Easterday Janitorial Supply, prior to its sale on April 29, 2001, are included in the Other segment. In addition, the corporate expenses are not allocated. The significant increase in unallocated corporate expenses for 2001 includes the $20,000,000 insurance adjustment (see Footnote 2 INSURANCE) and centralization of marketing and sales expenses compared to 2000. While virtually all insurance claims arise from the operating divisions, this adjustment was recorded as unallocated corporate expense. Had the Company allocated the insurance adjustment among the divisions, the reported pre-tax operating profits of the divisions, as a whole, would have been reduced by $20,000,000 with an equal and offsetting change to unallocated Corporate expenses and therefore no change to consolidated pre-tax earnings. All of these segments are distinct business units. They are managed separately because of their unique services, technology and marketing requirements. Nearly 100% of the operations and related sales are within the United States and no single customer accounts for more than 5% of sales. For comparative purposes, goodwill amortization has been segregated from the operating profits of the divisions for the years ended October 31, 2001 and 2000 and reported separately.

SEGMENT INFORMATION

(in thousands)
For the year ended
October 31, 2002	Janitorial	Parking	Engineering	Security	Lighting	Elevator	Other	Corporate

Sales and other income	$1,197,035	$363,511	$173,561	$140,569	$130,858	$113,874	$61,963	$561
Gain on insurance claim	-	-	-	-	-	-	-	10,025

Total revenues	$1,197,035	$363,511	$173,561	$140,569	$130,858	$113,874	$61,963	$10,586

Operating profit	$54,337	$6,948	$10,033	$5,639	$8,261	$4,319	$(1,190)	$(27,992)
Gain on insurance claim	-	-	-	-	-	-	-	10,025
Interest expense	-	-	-	-	-	-	-	(1,052)

Income before income taxes	$54,337	$6,948	$10,033	$5,639	$8,261	$4,319	$(1,190)	$(19,019)

Identifiable assets	$336,414	$80,889	$32,435	$31,295	$82,197	$32,195	$15,080	$94,434

Depreciation expense	$5,091	$1,764	$85	$304	$1,725	$227	$240	$4,661

Intangible amortization expense	$700	$244	$-	$-	$-	$-	$141	$-

Capital expenditures	$3,643	$1,119	$39	$289	$722	$146	$141	$1,392

For the year ended October 31, 2001

Sales and other income	$1,159,914	$365,073	$171,008	$103,980	$144,319	$121,371	$82,188	$1,318

Operating profit	$67,590	$6,619	$9,404	$3,174	$11,983	$5,012	$5,280	$(41,258)
Interest expense	(917)	-	(7)	(10)	-	(2)	1	(1,667)

Income before income taxes	$66,673	$6,619	$9,397	$3,164	$11,983	$5,010	$5,281	$(42,925)

Identifiable assets	$285,979	$86,837	$47,948	$23,835	$82,528	$42,127	$14,536	$99,310

Depreciation expense	$4,980	$1,980	$79	$221	$1,542	$248	$505	$4,155

Goodwill amortization expense	$7,728	$2,569	$369	$171	$945	$192	$283	$-

Intangible amortization expense	$181	$180	$-	$-	$-	$-	$-	$-

Capital expenditures	$3,659	$1,612	$79	$311	$2,572	$255	$1,295	$7,139

For the year ended October 31, 2000

Sales and other income	$1,052,865	$358,729	$156,314	$101,948	$118,054	$114,409	$91,125	$415

Operating profit	$59,867	$11,407	$8,531	$1,969	$10,823	$7,024	$4,799	$(17,209)
Interest expense	(9)	-	-	(10)	-	(1)	-	(3,300)

Income before income taxes	$59,858	$11,407	$8,531	$1,959	$10,823	$7,023	$4,799	$(20,509)

Identifiable assets	$274,704	$92,401	$45,459	$20,131	$65,160	$37,356	$35,989	$70,785

Depreciation expense	$4,962	$1,834	$80	$256	$1,260	$316	$703	$2,854

Goodwill amortization expense	$6,817	$2,681	$367	$124	$735	$192	$282	$-

Intangible amortization expense	$-	$61	$-	$-	$-	$-	$-	$-

Capital expenditures	$4,568	$1,521	$524	$66	$1,469	$390	$626	$9,553

[Additional columns below]

[Continued from above table, first column(s) repeated]

(in thousands)
For the year ended	Goodwill	Consolidated
October 31, 2002	Amortization	Totals

Sales and other income	$-	$2,181,932
Gain on insurance claim	-	10,025

Total revenues	$-	$2,191,957

Operating profit	$-	$60,355
Gain on insurance claim	-	10,025
Interest expense	-	(1,052)

Income before income taxes	$-	$69,328

Identifiable assets	$-	$704,939

Depreciation expense	$-	$14,097

Intangible amortization expense	$-	$1,085

Capital expenditures	$-	$7,491

For the year ended October 31, 2001

Sales and other income	$-	$2,149,171

Operating profit	$(12,257)	$55,547
Interest expense	-	(2,602)

Income before income taxes	$(12,257)	$52,945

Identifiable assets	$-	$683,100

Depreciation expense	$-	$13,710

Goodwill amortization expense	$-	$12,257

Intangible amortization expense	$-	$361

Capital expenditures	$-	$16,922

For the year ended October 31, 2000

Sales and other income	$-	$1,993,859

Operating profit	$(11,198)	$76,013
Interest expense	-	(3,320)

Income before income taxes	$(11,198)	$72,693

Identifiable assets	$-	$641,985

Depreciation expense	$-	$12,265

Goodwill amortization expense	$-	$11,198

Intangible amortization expense	$-	$61

Capital expenditures	$-	$18,717

14.	STOCK-BASED COMPENSATION

      The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. In the three-year period ended October 31, 2002, the exercise price of all options granted to employees had equivalent fair market values. Therefore, no compensation expense has been recognized in the financial statements for employee stock awards.

      Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, requires the disclosure of pro forma net earnings and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. The use of these models requires subjective assumptions, including future stock price volatility and expected time to exercise, which can have a significant effect on the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 9.7 years, 9.2 years and 9.1 years from the date of grant in fiscal 2002, 2001, and 2000, respectively; expected stock price volatility of 32.5%, 28.1% and 27.7%, respectively; expected dividend yields of 2.2%, 2.2% and 3.1%, and risk free interest rates of 4.4%, 5.3% and 6.7% in fiscal 2002, 2001, and 2000, respectively.

      The Company’s calculations are based on a single option valuation approach. The computed fair value of the options awards are amortized over the required vesting periods. The vesting period for the Price-Vested options is initially estimated at eight years. Should the early vesting trigger occur, the remaining unrecognized value of the Price-Vested option is recognized immediately. Stock Option forfeitures are recognized as they occur. Had the Company adopted the fair value method as of the beginning of fiscal 1996, the pro forma net earnings would have been $42,787,000 ($0.84 per diluted share) for fiscal 2002, $29,102,000 ($0.57 per diluted share) for fiscal 2001 and $39,477,000 ($0.82 per diluted share) for fiscal 2000. The impact of outstanding stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 2002, 2001, and 2000 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all future applicable stock grants.

15.	QUARTERLY INFORMATION (UNAUDITED)
(in thousands, except per share amounts)

	Fiscal Quarter

	First	Second	Third	Fourth	Year

2002

Sales and other income	$527,552	$525,850	$543,752	$584,778	$2,181,932

Gain on insurance claim	—	4,300	5,725	—	10,025

Total revenues	$527,552	$530,150	$549,477	$584,778	$2,191,957

Gross profit	52,769	57,287	59,457	65,669	235,182

Net income	7,991	13,989	12,634	12,114	46,728

Net income per common share:

Basic	0.16	0.28	0.26	0.25	0.95

Diluted	0.16	0.27	0.25	0.24	0.92

2001

Sales and other income	$520,815	$538,637	$542,918	$546,801	$2,149,171

Gross profit	58,020	65,091	63,303	43,703	230,117

Net income (loss)	8,404	12,054	13,233	(865)	32,826

Net income (loss) per common share:

Basic	0.18	0.25	0.27	(0.02)	0.68

Diluted	0.17	0.24	0.26	(0.02)	0.65

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item regarding ABM’s directors and executive officers not included in Part I under “Executive Officers” is incorporated by reference to the information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Compliance Reporting” contained in the Proxy Statement to be used by ABM in connection with its 2003 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” contained in the Proxy Statement to be used by ABM in connection with its 2003 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the information set forth under the caption “Principal Stockholders” contained in the Proxy Statement to be used by ABM in connection with its 2003 Annual Meeting of Stockholders, and in the table below.

      Equity Compensation Plan Information as of October 31, 2002:

Number of
	Number of		securities remaining
	securities to be	Weighted	available for future
	issued upon	average exercise	issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Time-Vested Incentive Stock Option Plan	2,628,000	$11.86	1,308,000
Price-Vested Performance Stock Option Plans	3,060,000	$13.70	3,070,000
Age-Vested Career Stock Option Plan	1,771,000	$11.72	819,000

Equity compensation plans not approved by security holders:
None	—	—	—

Total	7,459,000	$12.58	5,197,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors” contained in the Proxy Statement to be used by ABM in connection with the 2003 Annual Meeting of Stockholders.

PART IV

ITEM 14.	CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. ABM’s chief executive officer and ABM’s chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Form 10-K, have concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within those entities.

      (b) Changes in internal controls. There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to their date of evaluation.

ITEM 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Form 10-K:

1. Consolidated Financial Statements of ABM Industries Incorporated and Subsidiaries (see Item 8):

Independent Auditors’ Report

Consolidated Balance Sheets — October 31, 2002 and 2001

Consolidated Statements of Income — Years ended October 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended October 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows — Years ended October 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements.

2. Consolidated Financial Statement Schedule of ABM Industries Incorporated and Subsidiaries

Schedule II — Consolidated Valuation Accounts — Years ended October 31, 2002, 2001 and 2000

      All other schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto.

      The individual financial statements of the registrant’s subsidiaries have been omitted since the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly owned subsidiaries.

3. Exhibits:

See Exhibit Index.

      (b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABM Industries Incorporated

By:	/s/ Henrik C. Slipsager

Henrik C. Slipsager
President, Chief Executive Officer and Director
December 16, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henrik C. Slipsager

Henrik C. Slipsager President, Chief Executive Officer and Director (Principal Executive Officer) December 16, 2002
/s/ George B. Sundby	/s/ Maria Placida Y. de la Pena

George B. Sundby Senior Vice President and Chief Financial Officer (Principal Financial Officer) December 16, 2002	Maria Placida Y. de la Pena Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer) December 16, 2002
/s/ Linda Chavez	/s/ Luke S. Helms

Linda Chavez, Director December 16, 2002	Luke S. Helms, Director December 16, 2002
/s/ Maryellen C. Herringer	/s/ Charles T. Horngren

Maryellen C. Herringer, Director December 16, 2002	Charles T. Horngren, Director December 16, 2002
/s/ Henry L. Kotkins, Jr.	/s/ Martinn H. Mandles

Henry L. Kotkins, Jr., Director December 16, 2002	Martinn H. Mandles Chairman of the Board and Director December 16, 2002
/s/ Theodore Rosenberg	/s/ William W. Steele

Theodore Rosenberg, Director December 16, 2002	William W. Steele, Director December 16, 2002

Certifications

I, Henrik C. Slipsager, certify that:

1.	I have reviewed this annual report on Form 10-K of ABM Industries Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Henrik C. Slipsager

Henrik C. Slipsager
Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2002

I, George B. Sundby, certify that:

1.	I have reviewed this annual report on Form 10-K of ABM Industries Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ George B. Sundby

George B. Sundby
Chief Financial Officer
(Principal Financial Officer)

Date: December 16, 2002

Schedule II

CONSOLIDATED VALUATION ACCOUNTS

Years ended October 31, 2002, 2001 and 2000

(in thousands)

	Balance	Charges to	Deductions	Other	Balance
	Beginning	Costs and	Net of	Additions	End of
	of Year	Expenses	Recoveries	(Reductions)	Year

Allowance for Doubtful Accounts
Years ended October 31,
2002	$9,420	$11,910	$(14,725)	—	$6,605
2001	8,825	6,134	(5,539)	—	9,420
2000	7,490	2,971	(1,636)	—	8,825

      Exhibit Index

Exhibit Number		Description

3.1[a]		Restated Certificate of Incorporation of ABM Industries Incorporated, dated March 22, 2000
3.2		Bylaws, as amended September 10, 2002
4.1[k]		Credit Agreement, dated June 25, 1997, between Bank of America National Trust and Savings Association and the Company
4.2[q]		First Amendment to Credit Agreement dated as of October 31, 1997
4.3[t]		Second Amendment to Credit Agreement dated as of September 22, 1999
4.5[c]		Business Loan Agreement dated February 13, 1996
4.6		Credit Agreement dated as of June 28, 2002, between ABM Industries Incorporated and bank syndicate
10.3[b]	*	Supplemental Medical and Dental Plan
10.4[j]	*	1984 Executive Stock Option Plan as amended effective December 19, 1995 (now known as “Age-Vested” Career Stock Option Plan)
10.13[j	]*	1987 Stock Option Plan as amended effective December 19, 1995 (now known as “Time-Vested” Incentive Stock Option Plan)
10.16[d	]	Rights Agreement, dated as of March 17, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent
10.19[e	]*	Service Award Plan
10.21[f	]*	Amended and Restated Retirement Plan for Outside Directors
10.22[f	]*	Amendment No. 1 to Service Award Plan
10.23[g	]*	Form of Outside Director Retirement Agreement (dated June 16, 1992)
10.27[h	]	Guaranty of American Building Maintenance Industries, Inc.
10.28[i	]*	Deferred Compensation Plan
10.29[i	]*	Form of Existing Executive Employment Agreement Other Than Those Specifically Named
10.35[l	]*	Form of Amendments of Corporate Executive Employment Agreements with Other Than Those Named
10.36[m	]*	Form of Indemnification for Directors
10.40[p	]*	1996 ABM Industries Incorporated Long-Term Senior Executive Stock Option Plan (now known as “Price-Vested” Performance Stock Option Plan)
10.47[t	]*	Amendment No. 1 to the 1987 Incentive Stock Option Plan (now known as “Time-Vested” Incentive Stock Option Plan)
10.48[t	]*	Amendment No. 2 to the ABM Industries Incorporated 1987 Incentive Stock Option Plan (December 19, 1994 Restatement) Plan (now known as “Time-Vested” Incentive Stock Option Plan)
10.49[t	]*	Amendment No. 3 to the “Time-Vested” Incentive Stock Option Plan
10.50[t	]*	Amendment No. 4 to the ABM Industries Incorporated “Time-Vested‘ Incentive Stock Option Plan (December 19, 1995 Restatement)
10.51[t	]*	Amendment No. 1 to the 1984 Executive Stock Option Plan (now known as “Age-Vested” Career Stock Option Plan)
10.52[t	]*	Amendment No. 2 to the 1984 Executive Stock Option Plan (December 1994 Restatement) (now known as “Age-Vested‘ Career Stock Option Plan)
10.53[t	]*	Amendment No. 3 to the ABM Industries Incorporated “Age-Vested‘ Career Stock Option Plan (December 19, 1995 Restatement)
10.54[t	]*	Amendment No. 1 to the Long-Term Senior Executive Incentive Stock Option Plan Adopted December 1996 (now known as “Price-Vested” Performance Stock Option Plan)
10.55[t	]*	Amendment No. 2 to the “Price-Vested” Performance Stock Option Plan
10.56[t	]*	Amendment No. 3 to the ABM Industries Incorporated “Price-Vested‘ Performance Stock Option Plan
10.59[r	]*	Employee Stock Purchase Plan (as amended through May 1, 2000)
10.60[s	]*	Amendment No. 1 to Employee Stock Purchase Plan (May 2000 Restatement)
10.67[u	]*	Corporate Executive Employment Agreement with Donna M. Dell
10.68[u	]*	First Amendment of Corporate Executive Employment Agreement dated November 1, 1999 with Donna M. Dell
10.69[v	]*	2002 Price-Vested Performance Stock Option Plan
10.70[w	]*	Agreement with Harry H. Kahn
10.71*		Agreement with Martinn H. Mandles
10.72*		Corporate Executive Employment Agreement with Jess E. Benton, III, as of November 1, 2001
10.73*		Corporate Executive Employment Agreement with Henrik C. Slipsager as of November 1, 2001
10.74*		Corporate Executive Employment Agreement with George B. Sundby as of November 1, 2001
10.75*		Division Executive Employment Agreement with James P. McClure as of November 1, 2001
10.76*		First Amendment of Division Executive Employment Agreement, amended as of September 10, 2002
10.77		First Amendment to Rights Agreement, dated as of May 6, 2002, between ABM Industries Incorporated and Mellon Investor Services LLC, as successor Rights Agent
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Auditors
99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[a]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended April 30, 2000.

[b]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 1984.

[c]	Incorporated by reference to the exhibit bearing the same numeric description, which was filed as an exhibit to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended January 31, 1996.

[d]	Incorporated by reference to exhibit 4.1 to the Company’s report on Form 8-K dated March 17, 1998.

[e]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 1990.

[f]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 1991.

[g]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended July 31, 1992.

[h]	Incorporated by reference to the exhibit bearing the same numeric reference which was filed as an exhibit to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended July 31, 1993.

[i]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 1993.

[j]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended April 30, 1996.

[k]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended July 31, 1997.

[l]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 1994.

[m]	Incorporated by reference to exhibit 10.20 which was filed as an exhibit to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended April 30, 1991.

[p]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended April 30, 1997.

[q]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 1997.

[r]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s quarter report on Form 10-Q for the fiscal quarter ended January 31, 2001.

[s]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s quarter report on Form 10-Q for the fiscal quarter ended April 30, 2001.

[t]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 1999.

[u]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2001.

[v]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s quarter report on Form 10-Q for the fiscal quarter ended April 30, 2002.

[w]	Incorporated by reference to the exhibit bearing the same numeric description which was filed as an exhibit to the Company’s quarter report on Form 10-Q for the fiscal quarter ended July 31, 2002.

*	Management contract, compensatory plan or arrangement.