Form 10-Q
period 2003-01-31
ABM INDUSTRIES INC /DE/
filed 2003-03-12
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       January 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file Number     1-8929

ABM INDUSTRIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	94-1369354 (IRS Employer
incorporation or organization)	Identification No.)

160 Pacific Avenue, Suite 222, San Francisco, California 94111

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	415/733-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]  No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]  No  [x]

Number of shares of common stock outstanding as of February 28, 2003: 48,939,828.

ABM Industries Incorporated

Form 10-Q
For the three months ended January 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	January 31,	October 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$11,152	$19,427
Trade accounts receivable, net	319,225	318,376
Inventories	29,465	30,055
Deferred income taxes	29,460	30,002
Prepaid expenses and other current assets	42,785	39,925

Total current assets	432,087	437,785

Investments and long-term receivables	14,394	14,952
Property, plant and equipment, at cost
Land and buildings	5,118	5,114
Transportation equipment	14,296	14,245
Machinery and other equipment	75,400	73,001
Leasehold improvements	14,640	14,428

	109,454	106,788
Less accumulated depreciation and amortization	(72,959)	(70,522)

Property, plant and equipment, net	36,495	36,266

Goodwill	181,216	167,916
Deferred income taxes	34,860	33,542
Other assets	18,421	14,478

Total assets	$717,473	$704,939

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	January 31,	October 31,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$48,725	$51,585
Income taxes payable	8,947	6,579
Accrued liabilities
Compensation	58,977	62,412
Taxes – other than income	17,997	13,923
Insurance claims	51,105	50,969
Other	57,018	41,622

Total current liabilities	242,769	227,090
Retirement plans	23,670	23,791
Insurance claims	69,021	67,388

Total liabilities	335,460	318,269

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 50,840,000 and 50,397,000 shares issued at January 31, 2003 and October 31, 2002, respectively	508	504
Additional paid-in capital	156,073	151,135
Accumulated other comprehensive loss	(789)	(789)
Retained earnings	259,150	259,452
Cost of treasury stock (2,000,000 and 1,400,000 shares at January 31, 2003 and October 31, 2002, respectively)	(32,929)	(23,632)

Total stockholders’ equity	382,013	386,670

Total liabilities and stockholders’ equity	$717,473	$704,939

     The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
(In thousands except per share amounts)

	2003	2002

Revenues
Sales and other income	$580,626	$527,552
Expenses
Operating expenses and cost of goods sold	526,383	474,783
Selling, general and administrative	47,606	39,616
Interest	125	265

Total expenses	574,114	514,664

Income before income taxes	6,512	12,888
Income taxes	2,174	4,897

Net income	$4,338	$7,991

Net income per common share
Basic	$0.09	$0.16
Diluted	$0.09	$0.16
Average common and common equivalent shares
Basic	49,053	48,966
Diluted	49,972	50,678
Dividends paid per common share	$0.095	$0.090

     The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
(In thousands)

	2003	2002

Cash flows from operating activities:
Cash received from customers	$577,066	$541,251
Other operating cash receipts	819	1,044
Interest received	360	176
Cash paid to suppliers and employees	(560,193)	(529,559)
Interest paid	(39)	(296)
Income taxes paid	(199)	(155)

Net cash provided by operating activities	17,814	12,461

Cash flows from investing activities:
Additions to property, plant and equipment	(2,670)	(2,181)
Proceeds from sale of assets	211	346
Decrease (increase) in investments and long-term receivables	558	(515)
Purchase of businesses	(14,810)	(3,226)

Net cash used in investing activities	(16,711)	(5,576)

Cash flows from financing activities:
Common stock issued	4,559	3,987
Common stock purchases	(9,297)	—
Dividends paid	(4,640)	(4,415)
Increase in bank overdraft	—	8,986
Repayments of long-term borrowings	—	(10,877)

Net cash used in financing activities	(9,378)	(2,319)

Net (decrease) increase in cash and cash equivalents	(8,275)	4,566
Cash and cash equivalents beginning of period	19,427	3,052

Cash and cash equivalents end of period	$11,152	$7,618

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
(In thousands)

	2003	2002

Reconciliation of net income to net cash provided by operating activities:
Net income	$4,338	$7,991
Adjustments:
Depreciation and intangible amortization	3,620	3,834
Provision for bad debts	1,534	551
Gain on sale of assets	(28)	(68)
(Increase) decrease in deferred income taxes	(776)	223
(Increase) decrease in trade accounts receivable	(2,353)	14,985
Decrease (increase) in inventories	590	(1,603)
Increase in prepaid expenses and other current assets	(2,161)	(1,549)
(Increase) decrease in other assets	(4,005)	534
Increase in income taxes payable	2,751	4,520
(Decrease) increase in retirement plans accrual	(121)	329
Increase in insurance claims liability	1,769	1,552
Increase (decrease) in trade accounts payable and other accrued liabilities	12,656	(18,838)

Total adjustments to net income	13,476	4,470

Net cash provided by operating activities	$17,814	$12,461

Supplemental data:
Non-cash investing activities:
Common stock issued for net assets of business acquired	$—	$1,371

     The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly ABM Industries Incorporated and subsidiaries (the Company) financial position as of January 31, 2003 and the results of operations and cash flows for the three months then ended. These adjustments are of a normal, recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2002, as filed with the Securities and Exchange Commission.

2.	Stock-Based Compensation – Adoption of Statement of Financial Accounting Standards No. 148

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide for alternative methods of transition to SFAS No. 123 and amends disclosure provisions. The Statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” but has adopted the disclosure provisions of SFAS 148 effective November 1, 2002. APB Opinion No. 25 generally does not result in compensation cost because the exercise price of the options is equal to the fair value of the stock at the grant date. Under the intrinsic value method, if the fair value of the stock is greater than the exercise price at grant date, the excess is amortized to compensation expense over the estimated service life of the recipient. No stock-based employee compensation cost is reflected in net income for the quarters ended January 31, 2003 and 2002 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all employee options granted, modified, or settled after October 31, 1995 using the retroactive restatement method (in thousands except per share amounts):

		Three months
		ended January 31,
		2003	2002

Net income, as reported		$4,338	$7,991
Add :	Stock-based employee compensation cost, net of tax effects, included in net income	—	—
Deduct :	Stock-based employee compensation cost, net of tax effects, that would have been included in net income if the fair value method had been applied	1,079	1,022

Net income, pro forma		$3,259	$6,969

Net income per common share - basic, as reported		$0.09	$0.16
Net income per common share - basic, pro forma		$0.07	$0.14
Net income per common share - diluted, as reported		$0.09	$0.16
Net income per common share - diluted, pro forma		$0.07	$0.14

3.	Treasury Stock

     On September 16, 2001, the Company’s Board of Directors authorized the purchase of up to 2,000,000 shares of the Company’s outstanding stock at any time through December 31, 2001. On December 17, 2001, the Board of Directors extended this authorization until December 31, 2002. On December 10, 2002, the Board of Directors extended this authorization through January 31, 2003. As of October 31, 2002, the Company had purchased 1,400,000 shares at a cost of $23,632,000 (an average price per share of $16.88). In the three months ended January 31, 2003, the Company purchased the remaining 600,000 shares at a cost of $9,297,000 (an average price per share of $15.50).

     On March 11, 2003, the Company’s Board of Directors further authorized the purchase of up to 2,000,000 shares of the Company’s outstanding stock at any time through December 31, 2003.

4.	Revenue Presentation - Adoption of Emerging Issues Task Force Issue No. 01-14

     In January 2002, the Emerging Issues Task Force (EITF) released Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” which the Company adopted in fiscal 2002. For the Company’s Parking segment this pronouncement requires both revenues and expenses be recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Previously, expenses directly reimbursed under managed parking lot agreements were netted against the reimbursement received. EITF No. 01-14 did not change the income statement presentation of revenues and expenses of any other segments. Amounts have been reclassified to conform to the presentation of these reimbursed expenses in all prior periods presented. Adoption of the pronouncement resulted in an increase in total revenues and total costs and expenses in equal amounts of $53,705,000 and $51,576,000 for the three months ended January 31, 2003 and 2002, respectively. This presentation change had no impact on operating profits or net income.

5.	Goodwill and Other Intangibles

     The changes in the carrying amount of goodwill (in thousands) for the three months ended January 31, 2003 are as follows (acquisitions are discussed in Note 9):

	Balance as of			Balance as of
	October 31,		Earnout	January 31,
Segment	2002	Acquisitions	Payments	2003

Janitorial	$108,698	$12,650	$425	$121,773
Parking	27,271	—	163	27,434
Engineering	2,174	—	—	2,174
Security	7,213	—	45	7,258
Lighting	16,701	—	17	16,718
Elevator	3,907	—	—	3,907
Other	1,952	—	—	1,952

	$167,916	$12,650	$650	$181,216

     As of January 31, 2003 and October 31, 2002, all intangible assets other than goodwill, consisting principally of contract rights with a net book value of $4,030,000 and $4,059,000, respectively, were included in other assets and are being amortized over the contract periods. Amortization expense for intangible assets other than goodwill was $262,000 and $263,000 for the three months ended January 31, 2003 and 2002, respectively. The remaining amortization period for intangible assets other than goodwill ranges from 11 months to 14 years. The weighted average remaining life is 8 years.

6.	Net Income per Common Share

     The Company has reported its earnings in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. The calculation of net income per common share is as follows (in thousands except per share amounts):

	Three months
	ended January 31,
	2003	2002

Net income available to common stockholders	$4,338	$7,991

Average common shares outstanding - basic	49,053	48,966
Effect of dilutive securities:
Stock options	919	1,712

Average common shares outstanding - diluted	49,972	50,678

Net income per common share - basic	$0.09	$0.16
Net income per common share - diluted	$0.09	$0.16

     For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period (i.e., “out-of-the-money” options). On January 31, 2003 and 2002, options to purchase common shares of 3,061,000 and 2,223,000 at a weighted average exercise price of $16.29 and $16.09, respectively, were excluded from the computation.

7.	Debt

     The Company has a $150,000,000 syndicated line of credit which will expire July 1, 2005. Under the terms of this unsecured revolving credit facility, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate (LIBOR) plus a spread of .875% to 1.25% or, for overnight borrowings, at the prime rate plus a spread of .00% to .25%. The spread for LIBOR and prime borrowings is based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of .175% based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued in conjunction with the Company’s self-insurance program and parking business plus cash borrowings are considered to be outstanding amounts. As of January 31, 2003, the total outstanding amount under this facility was $120,507,000 in the form of standby letters of credit. The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of January 31, 2003.

8.	Comprehensive Income (Loss)

     Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses. Comprehensive income for the three months ended January 31, 2003 and 2002 approximated net income.

9.	Acquisitions

     All acquisitions have been accounted for using the purchase method of accounting. Operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is generally included in goodwill. Most purchase agreements provide for contingent payments based on the annual pretax income for subsequent periods ranging generally from two to five years. Any such future payments are generally capitalized as goodwill when paid. Cash paid for acquisitions, including down payments and contingent amounts based on subsequent earnings, was $14,810,000 and $3,226,000 in the three months ended January 31, 2003 and 2002, respectively. In addition, shares of common stock with a fair market value of $1,371,000 at the date of issuance were issued in the first quarter of 2002, which was the final payment under the contingent payment provisions of a 1997 acquisition.

     On January 31, 2003, the Company acquired the commercial self-performing janitorial cleaning operations of Horizon National Commercial Services, LLC, a provider of janitorial services based in Red Bank, New Jersey. Assets acquired by the Company include key customer accounts in the eastern, mid-western and south central United States. The total acquisition cost was $14,679,000, which included the assumption of payroll related liabilities totaling $269,000. Of the total acquisition cost, $12,650,000 was allocated to goodwill and $2,029,000 to fixed and other assets. The purchase price allocation is subject to change within ninety days from the closing date.

     The operating results generated from this acquisition will be included in the consolidated financial results of the Company effective February 1, 2003. Due to the relative size of this acquisition, pro forma information is not included in the accompanying consolidated financial statements.

     During the three months ended January 31, 2003, contingent payments totaling $650,000 were made on earlier acquisitions as provided by the respective purchase agreements. All amounts paid were added to goodwill.

10.	Segment Information

     Under SFAS No. 131 criteria, the Company has six reportable segments: Janitorial, Parking, Engineering, Security, Lighting, and Elevator. All other services are included in the “Other” segment. Corporate expenses are not allocated.

	Three months ended January 31,
	2003	2002

	(In thousands)
Sales and Other Income:
Janitorial	$330,852	$286,800
Parking	94,415	89,486
Engineering	45,627	43,670
Security	37,789	32,163
Lighting	33,146	32,567
Elevator	28,182	26,493
Other	10,484	16,156
Corporate	131	217

	$580,626	$527,552

Operating Profit:
Janitorial	$7,807	$10,843
Parking	590	1,048
Engineering	2,030	2,321
Security	1,342	1,195
Lighting	680	1,909
Elevator	951	916
Other	(123)	698
Corporate Expenses	(6,640)	(5,777)

Operating Profit	6,637	13,153
Interest Expense	(125)	(265)

Income Before Income Taxes	$6,512	$12,888

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company’s liquidity needs. The Company has a $150 million syndicated line of credit which will expire July 1, 2005. Under the terms of this unsecured revolving credit facility, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate (LIBOR) plus a spread of .875% to 1.25% or, for overnight borrowings, at the prime rate plus a spread of .00% to .25%. The spread for LIBOR and prime borrowings is based on the Company’s leverage ratio. As of January 31, 2003, the total amount outstanding under this facility was $120.5 million in the form of standby letters of credit. The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of January 31, 2003.

     During the three months ended January 31, 2003 and 2002, operating activities generated net cash of $17.8 million and $12.5 million, respectively. Operating cash flows increased primarily due to higher revenues and greater collections in the first quarter of 2003, compared to the first quarter of 2002. Additionally, accrued liabilities were higher as of January 31, 2003 compared to October 31, 2002 mainly due to the timing of recurring expense payments.

     Net cash used in investing activities was $16.7 million in the three months ended January 31, 2003, compared to $5.6 million in the same period of 2002. The increase is primarily due to the acquisition of the commercial self-performing janitorial cleaning operations from Horizon National Commercial Services in January 2003.

     Net cash used in financing activities was $9.4 million in the three months ended January 31, 2003, compared to $2.3 million in the three months ended January 31, 2002. The change is principally due to the purchase of 0.6 million shares of the Company’s stock as discussed below.

     On September 16, 2001, the Company’s Board of Directors authorized the purchase of up to 2.0 million shares of the Company’s outstanding stock at any time through December 31, 2001. On December 17, 2001, the Board of Directors extended this authorization until December 31, 2002. On December 10, 2002, the Board of Directors extended this authorization through January 31, 2003. As of October 31, 2002, the Company had purchased 1.4 million shares at a cost of $23.6 million (an average price per share of $16.88). In the three months ended January 31, 2003, the Company purchased the remaining 0.6 million shares at a cost of $9.3 million (an average price per share of $15.50).

     On March 11, 2003, the Company’s Board of Directors further authorized the purchase of up to 2.0 million shares of the Company’s outstanding stock at any time through December 31, 2003.

     At January 31, 2003, working capital was $189.3 million, compared to $210.7 million at October 31, 2002. The $21.4 million decline is primarily due to higher accrued liabilities as of January 31, 2003 compared to October 31, 2002 mainly due to the timing of recurring expense payments. The largest component of working capital consists of trade accounts receivable that totaled $319.2 million at January 31, 2003, compared to $318.4 million at October 31, 2002. These amounts were net of allowances for doubtful accounts of $6.2 million and $6.6 million at January 31, 2003 and October 31, 2002, respectively. As of January 31, 2003, accounts receivable that were over 90 days past due had decreased slightly to $41.4 million (13.0% of the total outstanding) from $41.6 million (13.1% of the total outstanding) at October 31, 2002, primarily due to increased collection efforts.

     The Company self-insures certain insurable risks such as general liability, automobile property damage and workers’ compensation. Commercial umbrella policies are obtained to provide for $150 million of coverage above the self-insured retention limits (i.e., deductible). As of November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million to $1.0 million per occurrence due to general insurance market conditions. Despite the increased retention, the price of the 2003 umbrella policies is significantly higher than 2002 and this higher price has been factored into the self-insurance rates charged by the Company to its divisions in 2003. The Company annually retains an outside actuary to review the adequacy of its self-insurance claim reserves.

Insurance Claims Related to the Destruction of the World Trade Center in New York City on September 11, 2001

     The Company had commercial insurance policies covering business interruption, property damage and other losses related to this tragic incident. As previously reported by the Company, the World Trade Center complex in New York was the Company’s largest single job-site with annual sales of approximately $75 million (3% of ABM’s consolidated sales for 2001). The Company has been working with its insurance carrier, Zurich Insurance, in providing claim information regarding the lost business income and, as described further below, has substantially settled the property portion of the claim. In December 2001, Zurich filed a Declaratory Judgment Action in the Southern District of New York claiming the loss of the business profit falls under the policy’s Contingent Business Interruption Sub-limit of $10 million. Based on a review of the policy and consultation with legal counsel and other specialists, the Company believes that its business interruption claim does not fall under the $10 million sub-limit on contingent business interruption. Zurich’s filing does not impact any other aspects of the claim. As of October 31, 2002, Zurich paid two partial settlements totaling $13.3 million, of which $10 million is for business interruption and $3.3 million for property damage. The Company realized a pretax gain of $10 million in 2002 on the proceeds received. There have been no additional settlements or legal developments in the three months ended January 31, 2003.

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

Contractual Obligations and Commercial Commitments

     The Company is contractually obligated to make future payments under non-cancelable operating lease agreements. As of January 31, 2003, future contractual payments are as follows:

(In thousands)	Payments Due By Period

Contractual		Less than	1 - 3	4 - 5	After 5
Obligations	Total	1 year	years	years	years

Operating Leases	$190,346	$47,872	$56,345	$30,106	$56,023

     Additionally, the Company has the following commercial commitments:

(In thousands)	Amounts of Commitment Expiration Per Period

	Total
Commercial	Amounts	Less than	1 - 3	4 - 5	After 5
Commitments	Committed	1 year	years	years	years

Standby Letters of Credit	$120,507	$120,507	—	—	—
Financial Responsibility Bonds	1,883	1,883	—	—	—

Total	$122,390	$122,390	—	—	—

Acquisitions

     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the first quarter of 2003 are discussed in Note 9 to the consolidated financial statements.

Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company’s fiscal year and first quarter which ended on October 31 and January 31, respectively.

Three Months Ended January 31, 2003 vs. Three Months Ended January 31, 2002

     Net income for the first quarter of 2003 was $4.3 million ($0.09 per diluted share), a decrease of $3.7 million or 45.7% from the net income of $8.0 million ($0.16 per diluted share) for the first quarter of 2002. Declines in operating profits from the Janitorial segment, primarily the Northeast region, Lighting, Parking and Engineering segments as well as higher Corporate expenses accounted for the decrease in net income. The pretax operating loss from the Northeast region for the first quarter of 2003 was $4.6 million, compared to $0.4 million of operating profit for the same period last year. Operating profits for Lighting were $0.7 million and $1.9 million for the first quarter of 2003 and 2002, respectively. Partially offsetting the declines were operating profits totaling $2.8 million from acquisitions that did not impact results until after January 31, 2002, namely: Lakeside Building Maintenance, Triumph Security Corporation, Triumph Cleaning Corporation and Foulke Associates, Inc.

     Sales and other income (hereinafter called sales) for the first quarter of 2003 of $580.6 million increased by $53.0 million or 10.1% from $527.6 million for the first quarter of 2002. The increase is primarily due to $50.0 million in sales from acquisitions that did not impact results until after January 31, 2002. The remainder of the increase was attributable to new business, partially offset by the impact of contract terminations and declines in sales due to increased vacancies.

     As a percentage of sales, operating expenses and cost of goods sold were 90.7% for the first quarter of 2003, compared to 90.0% for the first quarter of 2002. Consequently, as a percentage of sales, the Company’s gross profit (sales minus operating expenses and cost of goods sold) of 9.3% in the first quarter of 2003 was lower than the gross profit of 10.0% for the first quarter of 2002. The decline was due primarily to lower margins on new business, delays in planned terminations of unprofitable contracts in the Northeast region of Janitorial, higher labor costs in Lighting, decline in sales from higher margin business due to increased vacancies, and higher reimbursements for out-of-pocket expenses from existing managed parking lot clients for which Parking had no margin benefit. Additionally, operating expenses for the first quarter of 2003 included higher insurance costs which could not be fully absorbed through increased pricing.

     Selling, general and administrative expenses for the first quarter of 2003 were $47.6 million compared to $39.6 million for the corresponding three months of 2002. The increase in selling, general and administrative expenses was due primarily to $3.3 million of selling, general and administrative expenses related to acquisitions that did not impact results until after the first quarter of 2002. The Northeast region of Janitorial contributed $1.0 million to the increase primarily as a result of higher legal expenses and costs associated with implementing management changes in the region. Additionally, the first quarter of 2003 reflects a $1.0 million increase in bad debt expense as well as higher employer contributions to the Company’s 401(k) plan which was enhanced effective January 1, 2002. Furthermore, corporate expenses for the first quarter of 2003 included higher directors and officers’ insurance costs and professional fees. As a percentage of sales, selling, general and administrative expenses increased to 8.2% for the three months ended January 31, 2003 from 7.5% for the same period in 2002.

     Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was $0.1 million for the first quarter of 2003 compared to $0.3 million for the same period in 2002. The decrease was primarily due to lower borrowings and interest rates during the first quarter of 2003, compared to the same period in 2002.

     The effective federal and state income tax rate was 33.4% for the first quarter of 2003, compared to 38.0% for the first quarter of 2002. The lower effective tax rate was mostly due to the impact of a lower estimated state tax rate and a higher proportional benefit from the same level of estimated federal tax credits applied to a lower level of pretax income.

Segment Information

     The results of operations from the Company’s segments for the three months ended January 31, 2003, compared to the same period in 2002, are more fully described below. The sales and operating profits of the segments are set forth in Note 10 to the consolidated financial statements.

     Sales for Janitorial were $44.1 million or 15.4% higher in the first quarter of 2003 than the same quarter of 2002, primarily due to the $43.1 million contribution from Lakeside Building Maintenance acquired in July 2002. The remainder of the increase was attributable to new business, partially offset by declines in sales from higher margin contracts due to increased vacancies. Operating profits in the first quarter of 2003 were $3.0 million or 28.0% lower than the same period in 2002 primarily due to the $5.0 million decline in operating profits in the Northeast region, which was partially offset by $2.6 million of operating profit from Lakeside Building Maintenance. Additionally, operating expenses included higher insurance costs which could not be fully absorbed through increased pricing.

     The Northeast region of Janitorial, especially New York City, was primarily impacted by higher labor costs, delays in planned terminations of unprofitable contracts and bad weather in the first quarter of 2003. Further, first quarter 2002 results for New York City operations benefited from the extra clean-up work performed following the September 11 attacks. While such additional work has substantially diminished, higher labor costs continued in the first quarter of 2003 as displaced senior workers from the World Trade Center related accounts replaced less senior lower wage employees assigned to existing jobs. Additionally, the region’s operating profits for the first quarter of 2003 included higher unused sick leave payments, legal fees related to a lawsuit in connection with the collection of outstanding amounts from a large former customer, and costs associated with implementing management changes in this region.

     Parking sales increased by $4.9 million or 5.5%, while its operating profits decreased by $0.5 million or 43.7% during the first quarter of 2003 compared to the first quarter of 2002 primarily due to increased insurance costs which could not be fully absorbed through increased pricing. Of the $4.9 million sales increase, $2.1 million represented higher reimbursements for out-of-pocket expenses from existing managed parking lot clients for which Parking had no margin benefit. The remainder of the sales increase was generated by net new business that commenced after January 31, 2002, partially offset by the decline in sales from the hi-tech areas of San Francisco and Seattle where the economic downturn resulted in high office building vacancies. Although the new contracts generated higher sales, due to competitive pressures, they were priced at lower margins which further contributed to the reduced operating profits.

     Sales for Engineering increased $2.0 million or 4.5% from the first quarter of 2002 to the first quarter of 2003 due to new business. Operating profits decreased by $0.3 million or 12.5% from the first quarter of 2002 to the first quarter of 2003, primarily due to a settlement with a competitor firm on a bid-related issue and consulting costs associated with a study to assist Engineering to expand into new markets and broaden the scope of its services.

     Security sales increased $5.6 million or 17.5% primarily due to the sales contributed by the acquisitions of Triumph Security on January 26, 2002 and Foulke Security on February 28, 2002 totaling $6.6 million. Partially offsetting the sales from acquisitions was the decrease in tag sales, or sales in addition to the contractual fees, in the first quarter of 2003 compared to the first quarter of 2002, which experienced unusually high tag sales due to heightened security after the September 11 terrorist attack. Operating profits increased by only $0.1 million or 12.3% despite the significant increase in sales due to higher labor and insurance costs.

     Lighting sales increased $0.6 million or 1.8% during the first quarter of 2003 compared to the first quarter of 2002, with a $1.2 million or 64.4% decrease in operating profits primarily due to higher labor costs in the Northeast and North Central regions. Sales were about flat as contracts lost were replaced by contracts with much lower margins further contributing to the reduced operating profits. A number of newer national contracts in fact operated at a loss as a result of aggressive pricing which did not take into account higher labor costs demanded by covering a wider geographic area of service. These contracts are currently being reviewed for a price adjustment negotiation or a thirty-day cancellation. The Northeast and North Central regions changed the management of several branches and incurred higher labor-related costs due to training and double management during the transition. Decline in operating profits was partially offset by a $0.3 million gain recognized in the first quarter of 2003 related to the early termination of a contract.

     Sales for Elevator increased by $1.7 million or 6.4% in the first quarter of 2003 compared to the same period in 2002, and operating profits increased by $35,000 or 3.8% for the first quarter of 2003, compared to the corresponding quarter of 2002, primarily due to increased repair and modernization business. Partially offsetting the operating profits from new business was the labor cost for an extra work week in Elevator’s accounting cycle for the first quarter of 2003.

     Sales for the Other segment, which is comprised of CommAir Mechanical Services and ABM Facility Services, were down $5.7 million or 35.1% for the first quarter. The Other segment produced a loss of $0.1 million in the first quarter of 2003 compared to a profit of $0.7 million in the same period last year. The lower revenues and operating profits for the quarter were primarily due to fewer projects and ABM Facility Services’ loss of the Consolidated Freightways account in September 2002 after it declared bankruptcy.

     The increase in Corporate expenses amounted to $0.9 million in the first quarter of 2003 compared to the same period of 2002. The increase was due to higher premiums paid for directors and officers’ liability insurance, as well as increased expenses related to the use of outside counsel while in the process of hiring a Corporate General Counsel.

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No.146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect this statement to have a material effect on the Company’s results of operations or financial condition.

     In November 2002, FASB issued Financial Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002 while the disclosure requirements are effective for interim and annual periods ending after December 15, 2002. At January 31, 2003, the Company has no guarantees to disclose under FIN 45.

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

     Self-Insurance Reserves: Certain insurable risks such as general liability, automobile property damage and workers’ compensation are self-insured by the Company. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company’s self-insurance program are recorded on a claim-incurred basis. The Company uses an independent actuarial firm to annually evaluate and estimate the range of the Company’s claim costs and liabilities. The Company accrues the minimum amount of the actuarial range of exposure. Using the annual actuarial report, management develops annual insurance costs for each division, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs on a quarterly basis. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. If the number of claims incurred were to increase, or the severity of the claims were to increase, the Company may be required to record an additional expense for self-insurance liabilities.

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

     Deferred Income Tax Asset Valuation Allowance: Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. At January 31, 2003, the net deferred tax asset was $64.3 million and no valuation allowance was recorded. Should future income be less than anticipated, the net deferred tax asset may not be recoverable.

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

     The Company is currently involved in five proceedings relating to environmental matters: one involving alleged potential soil and groundwater contamination at a Company facility in Florida; one involving alleged potential soil contamination at a former Company facility in Arizona; one involving alleged potential soil and groundwater contamination at a former dry-cleaning facility leased by the Company in Nevada; one involving alleged potential soil contamination at a former parking facility leased by the Company in Washington; and one involving alleged potential soil and groundwater contamination at a third party recycling center in Southern California. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s financial position, cash flows, or results of operations. Three of the five proceedings are subject to ongoing settlement negotiations and a reserve of $0.5 million has been set aside for the potential liability. The liability related to the other two claims is neither probable nor estimable, hence no accruals have been made related to these matters.

Safe Harbor Statement

     Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995: Because of the factors set forth below, as well as other variables affecting the Company’s operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein which are not historical facts are forward-looking statements that are subject to meaningful risks and uncertainties, including but not limited to: (1) significant decreases in commercial real estate occupancy, resulting in reduced demand and pricing pressures on building maintenance and other facility services in the Company’s major markets, (2) inability to pass through cost increases in a timely manner, or at all, or to reduce expenses when sales decline, (3) loss or bankruptcy of one or more of the Company’s major customers, which could adversely affect the Company’s ability to collect its accounts receivable or recover its deferred costs, (4) major collective bargaining issues that may cause loss of revenues or cost increases that non-union companies can use to their advantage in gaining market share, (5) significant shortfalls in adding additional customers in existing and new territories and markets, (6) a protracted slowdown in the Company’s acquisition activities, (7) legislation or other governmental action that severely impacts one or more of the Company’s lines of business, such as price controls that could restrict price increases, or the unrecovered cost of any universal employer-paid health insurance, as well as government investigations that adversely affect the Company, (8) reduction or revocation of the Company’s line of credit, which would increase interest expense or the cost of capital, (9) cancellation or nonrenewal of the Company’s primary insurance policies, as many customers contract out services based on the contractor’s ability to provide adequate insurance coverage and limits, (10) catastrophic uninsured or underinsured claims against the Company, the inability of the Company’s insurance carriers to pay otherwise insured claims, or inadequacy in the Company’s reserve for self-insured claims, (11) inability to employ entry level personnel due to labor shortages, (12) resignation, termination, death or disability of one or more of the Company’s key executives, which could adversely affect customer retention and day-to-day management of the Company, (13) inability to successfully integrate acquisitions into the Company, and (14) other material factors that are disclosed from time to time in the Company’s public filings with the United States Securities and Exchange Commission, such as reports on Forms 8-K, 10-K and 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, as such, are not subject to material foreign currency exchange rate risk. The Company has no outstanding debt. Although the Company had over $11 million in cash and cash equivalents at January 31, 2003, market rate risk associated with falling interest rates in the United States is not material.

Item 4. Controls and Procedures

     (a)   Evaluation of disclosure controls and procedures. ABM’s chief executive officer and ABM’s chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this Form 10-Q, have concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company including its consolidated subsidiaries would be made known to them by others within those entities.

     (b)   Changes in internal controls. There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 10.78	-	Corporate Executive Employment Agreement with James P. McClure as of November 1, 2002

Exhibit 99.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended January 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

March 12, 2003	/s/ George B. Sundby Senior Vice President and Chief Financial Officer Principal Financial Officer

March 12, 2003	/s/ Maria Placida Y. de la Peña Vice President and Controller Chief Accounting Officer

CERTIFICATIONS

I, Henrik C. Slipsager, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ABM Industries Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 12, 2003	/s/ Henrik C. Slipsager Henrik C. Slipsager Chief Executive Officer (Principal Executive Officer)

I, George B. Sundby, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ABM Industries Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 12, 2003	/s/ George B. Sundby

George B. Sundby Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.78	Corporate Executive Employment Agreement with James P. McClure as of November 1, 2002

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002