Form 10-Q
period 2003-04-30
ABM INDUSTRIES INC /DE/
filed 2003-06-11
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Number of shares of common stock outstanding as of May 31, 2003: 49,218,144.

ABM Industries Incorporated
Form 10-Q
For the three months and six months ended April 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	April 30,	October 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$10,515	$19,427
Trade accounts receivable, net	326,167	318,376
Inventories	29,437	30,055
Deferred income taxes	30,467	30,002
Prepaid expenses and other current assets	44,434	39,925

Total current assets	441,020	437,785

Investments and long-term receivables	13,809	14,952
Property, plant and equipment, at cost
Land and buildings	5,055	5,114
Transportation equipment	15,099	14,245
Machinery and other equipment	74,325	73,001
Leasehold improvements	13,911	14,428

	108,390	106,788
Less accumulated depreciation and amortization	(73,046)	(70,522)

Property, plant and equipment, net	35,344	36,266

Goodwill	185,540	167,916
Deferred income taxes	35,432	33,542
Other assets	18,745	14,478

Total assets	$729,890	$704,939

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	April 30,	October 31,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$42,567	$51,585
Income taxes payable	7,847	6,579
Accrued liabilities:
Compensation	69,070	62,412
Taxes - other than income	16,501	13,923
Insurance claims	52,949	50,969
Other	57,862	41,622

Total current liabilities	246,796	227,090
Retirement plans	24,003	23,791
Insurance claims	68,623	67,388

Total liabilities	339,422	318,269

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 51,145,000 and 50,397,000 shares issued at April 30, 2003 and October 31, 2002, respectively	512	504
Additional paid-in capital	159,233	151,135
Accumulated other comprehensive loss	(720)	(789)
Retained earnings	264,372	259,452
Cost of treasury stock (2,000,000 and 1,400,000 shares at April 30, 2003 and October 31, 2002, respectively)	(32,929)	(23,632)

Total stockholders’ equity	390,468	386,670

Total liabilities and stockholders’ equity	$729,890	$704,939

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2003	2002	2003	2002

Revenues
Sales and other income	$589,829	$525,850	$1,170,455	$1,053,402
Gain on insurance claim	—	4,300	—	4,300

Total revenues	589,829	530,150	1,170,455	1,057,702

Expenses
Operating expenses and cost of goods sold	526,613	468,563	1,052,996	943,346
Selling, general and administrative	47,460	38,791	95,066	78,407
Interest	178	232	303	497

Total expenses	574,251	507,586	1,148,365	1,022,250

Income before income taxes	15,578	22,564	22,090	35,452
Income taxes	5,686	8,575	7,860	13,472

Net income	$9,892	$13,989	$14,230	$21,980

Net income per common share
Basic	$0.20	$0.28	$0.29	$0.45
Diluted	$0.20	$0.27	$0.29	$0.43
Average common and common equivalent shares
Basic	48,994	49,256	49,023	49,110
Diluted	49,877	51,494	49,925	51,086
Dividends per common share	$0.095	$0.090	$0.190	$0.180

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
(In thousands)

	2003	2002

Cash flows from operating activities:
Cash received from customers	$1,157,025	$1,071,987
Other operating cash receipts	1,702	7,353
Interest received	521	303
Cash paid to suppliers and employees	(1,127,297)	(1,025,220)
Interest paid	(193)	(614)
Income taxes paid	(8,515)	(13,498)

Net cash provided by operating activities	23,243	40,311

Cash flows from investing activities:
Additions to property, plant and equipment	(5,572)	(3,880)
Proceeds from sale of assets	400	603
Decrease in investments and long-term receivables	1,143	156
Purchase of businesses	(17,193)	(11,577)

Net cash used in investing activities	(21,222)	(14,698)

Cash flows from financing activities:
Common stock issued	7,674	9,740
Common stock purchases	(9,297)	(16,670)
Dividends paid	(9,310)	(8,878)
Increase in bank overdraft	—	1,687
Repayments of long-term borrowings	—	(11,819)

Net cash used in financing activities	(10,933)	(25,940)

Net decrease in cash and cash equivalents	(8,912)	(327)
Cash and cash equivalents beginning of period	19,427	3,052

Cash and cash equivalents end of period	$10,515	$2,725

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
(In thousands)

	2003	2002

Reconciliation of net income to net cash provided by operating activities:
Net income	$14,230	$21,980
Adjustments:
Depreciation and intangible amortization	7,440	7,642
Provision for bad debts	3,369	2,123
Gain on sale of assets	(81)	(157)
(Increase) decrease in deferred income taxes	(2,355)	531
(Increase) decrease in trade accounts receivable	(11,126)	22,098
Decrease (increase) in inventories	633	(3,528)
(Increase) decrease in prepaid expenses and other current assets	(3,744)	1,900
(Increase) decrease in other assets	(4,626)	126
Increase in income taxes payable	1,700	(557)
Increase in retirement plan accrual	212	413
Increase in insurance claims liability	3,215	2,199
Increase (decrease) in trade accounts payable and other accrued liabilities	14,376	(14,459)

Total adjustments to net income	9,013	18,331

Net cash provided by operating activities	$23,243	$40,311

Supplemental data:
Non-cash investing activities:
Common stock issued for net assets of business acquired	$—	$1,371

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly ABM Industries Incorporated and subsidiaries (the Company) financial position as of April 30, 2003, the results of operations for the three and six months then ended, and cash flows for the six months then ended. These adjustments are of a normal, recurring nature.

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

	Three months ended		Six months ended
(In thousands except	April 30,		April 30,
per share amounts)	2003	2002	2003	2002

Net income available to common stockholders	$9,892	$13,989	$14,230	$21,980

Average common shares outstanding - basic	48,994	49,256	49,023	49,110
Effect of dilutive securities:
Stock options	883	2,238	902	1,976

Average common shares outstanding - diluted	49,877	51,494	49,925	51,086

Net income per common share - basic	$0.20	$0.28	$0.29	$0.45
Net income per common share - diluted	$0.20	$0.27	$0.29	$0.43

     For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period (i.e., “out-of-the-money” options). On April 30, 2003 and 2002, options to purchase common shares of 4.3 million and 0.4 million at a weighted average exercise price of $15.85 and $18.36, respectively, were excluded from the computation.

3.	Stock-Based Compensation – Adoption of Statement of Financial Accounting Standard No. 148

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide for alternative methods of transition to SFAS No. 123 and amends disclosure provisions. The Statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure provisions of SFAS 148 effective November 1, 2002. The Company’s application of APB Opinion No. 25 generally does not result in compensation cost because the exercise price of the options is equal to the fair value of the stock at the grant date. Under the intrinsic value method, if the fair value of the stock is greater than the exercise price at grant date, the excess is amortized to compensation expense over the estimated service life of the recipient. No stock-based employee compensation cost is reflected in net income for the three and six months ended April 30, 2003 and 2002 as all options granted since October 31, 1995 had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all employee options granted, modified, or settled after October 31, 1995 using the retroactive restatement method:

		Three months ended		Six months ended
(In thousands except		April 30,		April 30,
per share amounts)		2003	2002	2003	2002

Net income, as reported		$9,892	$13,989	$14,230	$21,980
Add:	Stock-based employee compensation cost, net of tax effect, included in net income	—	—	—	—
Deduct:	Stock-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	1,054	1,052	2,133	2,074

Net income, pro forma		$8,838	$12,937	$12,097	$19,906

Net income per common share - basic,
as reported		$0.20	$0.28	$0.29	$0.45
pro forma		$0.18	$0.26	$0.25	$0.41
Net income per common share - diluted,
as reported		$0.20	$0.27	$0.29	$0.43
pro forma		$0.18	$0.25	$0.24	$0.39

4.	Revenue Presentation - Adoption of Emerging Issues Task Force Issue No. 01-14

     In January 2002, the Emerging Issues Task Force (EITF) released Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” which the Company adopted in fiscal 2002. For the Company’s Parking segment this pronouncement requires both revenues and expenses be recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Previously, expenses directly reimbursed under managed parking lot agreements were netted against the reimbursement received. EITF No. 01-14 did not change the income statement presentation of revenues and expenses of any other segments. Amounts have been reclassified to conform to the presentation of these reimbursed expenses in all prior periods presented. Adoption of the pronouncement resulted in an increase in total revenues and total costs and expenses in equal amounts of $51.5 million and $49.0 million for the three months ended April 30, 2003 and 2002, respectively, and $105.2 million and $100.6 million for the six months ended April 30, 2003 and 2002, respectively. This presentation change had no impact on operating profits or net income.

5. Goodwill and Other Intangibles

     The changes in the carrying amount of goodwill for the six months ended April 30, 2003 are as follows (acquisitions are discussed in Note 6):

(In thousands)

	Balance as of			Balance as of
	October 31,			April 30,
Segment	2002	Acquisitions	Earnouts	2003

Janitorial	$108,698	$12,965	$2,539	$124,202
Parking	27,271	1,627	431	29,329
Engineering	2,174	—	—	2,174
Security	7,213	—	45	7,258
Lighting	16,701	—	17	16,718
Elevator	3,907	—	—	3,907
Other	1,952	—	—	1,952

	$167,916	$14,592	$3,032	$185,540

     As of April 30, 2003 and October 31, 2002, all intangible assets other than goodwill, consisting principally of contract rights with a net book value of $4.2 million and $4.1 million, respectively, were included in other assets and are being amortized over the contract periods. Amortization expense for intangible assets other than goodwill was $0.3 million for each of the three month periods ended April 30, 2003 and 2002, and $0.6 million and $0.5 million for the six months ended April 30, 2003 and 2002, respectively. The remaining amortization period for intangible assets other than goodwill ranges from 1 to 14 years. The weighted average remaining life is 5 years at April 30, 2003.

6. Acquisitions

     All acquisitions have been accounted for using the purchase method of accounting. Operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is generally included in goodwill. Most purchase agreements provide for contingent payments based on the annual pretax income for subsequent periods ranging generally from two to five years. Any such future payments are generally capitalized as goodwill when paid. Cash paid for acquisitions, including down payments and contingent amounts based on subsequent earnings, was $17.2 million and $11.6 million in the six months ended April 30,

2003 and 2002, respectively. In addition, shares of common stock with a fair market value of $1.4 million at the date of issuance were issued in the first six months of 2002, which was the final payment under the contingent payment provisions of a 1997 acquisition.

     On January 31, 2003, the Company acquired the commercial self-performed janitorial cleaning operations of Horizon National Commercial Services, LLC, a provider of janitorial services based in Red Bank, New Jersey. Assets acquired by the Company include key customer accounts in the eastern, mid-western and south central United States. The total adjusted acquisition cost was $14.7 million, which included the assumption of payroll related liabilities totaling $0.2 million. Of the total adjusted acquisition cost, $13.0 million was allocated to goodwill and $1.7 million to fixed and other assets at the time of acquisition.

     On April 30, 2003, the Company acquired selected assets of Valet Parking Service, a provider of parking services based in Culver City, California. The total acquisition cost included a cash down payment of $1.6 million, most of which was allocated to goodwill, plus annual contingent payments of $0.3 million for the three years subsequent to the acquisition date, if specified levels of variable gross profits from the acquired operations are maintained.

     The operating results generated from these acquisitions will be included in the consolidated financial results of the Company from the respective dates of acquisition. Due to the relative size of these acquisitions, pro forma information is not included in the consolidated financial statements.

     During the six months ended April 30, 2003, contingent payments totaling $3.0 million were made on earlier acquisitions as provided by the respective purchase agreements. All amounts paid were added to goodwill.

7. Debt

     In April 2003, the Company increased the amount of its syndicated line of credit, which will expire July 1, 2005, to $250 million. As amended, no compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London interbank offered rate (LIBOR) plus a spread of .875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of .00% to .25% or, for overnight to one week, at the interbank offered rate (IBOR) plus a spread of .875% to 1.50%. The spread for LIBOR, PRIME and IBOR borrowings is based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of .200%, as amended, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of April 30, 2003, the total outstanding amount under this facility was $120.5 million in the form of standby letters of credit. The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of April 30, 2003.

8. Comprehensive Income (Loss)

     Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses. Comprehensive income for the three and six months ended April 30, 2003 and 2002 approximated net income.

9. Treasury Stock

     On September 16, 2001, the Company’s Board of Directors authorized the purchase of up to 2.0 million shares of the Company’s outstanding stock at any time through December 31, 2001. On December 17, 2001, the Board of Directors extended this authorization through December 31, 2002 and on December 10, 2002, this authorization was extended through January 31, 2003. As of October 31, 2002, the Company had purchased 1.4 million shares at a cost of $23.6 million (an average price per share of $16.88). In the three months ended January 31, 2003, the Company purchased the remaining 0.6 million shares at a cost of $9.3 million (an average price per share of $15.50).

     On March 11, 2003, the Company’s Board of Directors authorized the purchase of up to 2.0 million shares of the Company’s outstanding stock at any time through December 31, 2003. The Company did not purchase any shares in the three months ended April 30, 2003.

10. Segment Information

     Under SFAS No. 131 criteria, Janitorial, Parking, Engineering, Security, Lighting, and Elevator are reportable segments. All other services are included in the “Other” segment. Corporate expenses are not allocated.

	Three months ended		Six months ended
	April 30,		April 30,
(In thousands)	2003	2002	2003	2002

Sales and Other Income:
Janitorial	$343,505	$284,229	$674,357	$571,029
Parking	91,659	88,353	186,074	177,839
Engineering	43,945	42,667	89,572	86,337
Security	39,008	34,631	76,797	66,794
Lighting	33,577	32,071	66,723	64,638
Elevator	27,292	28,234	55,474	54,727
Other	10,741	15,532	21,225	31,688
Corporate	102	133	233	350

	$589,829	$525,850	$1,170,455	$1,053,402

Operating Profit:
Janitorial	$15,570	$16,327	$23,377	$27,170
Parking	1,022	1,783	1,612	2,831
Engineering	2,586	2,339	4,616	4,660
Security	1,160	1,065	2,502	2,260
Lighting	1,813	2,095	2,493	4,004
Elevator	1,043	608	1,994	1,524
Other	70	74	(53)	772
Corporate expense	(7,508)	(5,795)	(14,148)	(11,572)

Operating Profit	15,756	18,496	22,393	31,649
Gain on insurance claim	—	4,300	—	4,300
Interest expense	(178)	(232)	(303)	(497)

Income before income taxes	$15,578	$22,564	$22,090	$35,452

11. Contingencies

     In September 1999, a former employee filed a gender discrimination lawsuit against the Company. On May 19, 2003, a Washington state court jury awarded $4 million in damages, plus plaintiff’s costs, to the former employee. The Company will ask the Superior Court, State of Washington, County of Spokane, to set aside the jury verdict and will appeal if the court denies that request. Although there can be no assurance that the Company will prevail in this matter, the Company believes that the verdict against the Company was inconsistent with the law and facts of the case and that it will be reversed upon appeal. Accordingly, the Company has not recorded any liability in its financial statements associated with the jury award.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company’s liquidity needs. In April 2003, the Company increased the amount of its syndicated line of credit, which will expire July 1, 2005, to $250 million. As amended, no compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London interbank offered rate (LIBOR) plus a spread of .875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of .00% to .25% or, for overnight to one week, at the interbank offered rate (IBOR) plus a spread of      .875% to 1.50%. The spread for LIBOR, PRIME and IBOR borrowings is based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of .200%, as amended, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of April 30, 2003, the total outstanding amount under this facility was $120.5 million in the form of standby letters of credit. The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of April 30, 2003.

     During the six months ended April 30, 2003 and 2002, operating activities generated net cash of $23.2 million and $40.3 million, respectively. Cash from operations for the six months ended April 30, 2002 included the receipt of the initial payment of $6.5 million from the September 11th insurance claim. Cash from operations decreased primarily due to greater collection of outstanding accounts receivable balances during the first half of 2002 compared to the first half of 2003, higher insurance premium payments, and effect of the timing of other recurring expense payments.

     Net cash used in investing activities was $21.2 million in the six months ended April 30, 2003, compared to $14.7 million in the same period of 2002. The increase is primarily due to the acquisition of the commercial self-performed janitorial cleaning operations from Horizon National Commercial Services in January 2003.

     Net cash used in financing activities was $10.9 million in the six months ended April 30, 2003, compared to $25.9 million in the six months ended April 30, 2002. The change is principally due to the net effect of no long-term borrowings and repayments in the first six months of 2003, compared to $11.8 million of repayments of long-term borrowings in the first six months of 2002, and the use of $9.3 million to purchase the Company’s stock in the first half of 2003, compared to $16.7 million in the first half of the prior year.

     On September 16, 2001, the Company’s Board of Directors authorized the purchase of up to 2.0 million shares of the Company’s outstanding stock at any time through December 31, 2001. On December 17, 2001, the Board of Directors extended this authorization through December 31, 2002 and on December 10, 2002, this authorization was extended through January 31, 2003. As of October 31, 2002, the Company had purchased 1.4 million shares at a cost of $23.6 million (an average price per share of $16.88). In the three months ended January 31, 2003, the Company purchased the remaining 0.6 million shares at a cost of $9.3 million (an average price per share of $15.50).

     On March 11, 2003, the Company’s Board of Directors authorized the purchase of up to 2.0 million shares of the Company’s outstanding stock at any time through December 31, 2003. The Company did not purchase any shares in the three months ended April 30, 2003.

     At April 30, 2003, working capital was $194.2 million, compared to $210.7 million at October 31, 2002. The $16.5 million decline is primarily due to higher accrued liabilities as of April 30, 2003 compared to October 31, 2002 mainly due to the timing of recurring expense payments. The largest component of working capital consists of trade accounts receivable that totaled $326.2 million at April 30, 2003, compared to $318.4 million at October 31, 2002. These amounts were net of allowances for doubtful accounts of $6.4 million and $6.6 million at April 30, 2003 and October 31, 2002, respectively. As of April 30, 2003, accounts receivable that were over 90 days past due had decreased $6.7 million to $34.9 million (10.7% of the total net outstanding) from $41.6 million (13.1% of the total net outstanding) at October 31, 2002, primarily due to continued increased collection efforts.

     The Company self-insures certain insurable risks such as general liability, automobile property damage, and workers’ compensation. Commercial umbrella policies are obtained to provide for $150 million of coverage above the self-insured retention limits (i.e., deductible). As of November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million to

$1.0 million. Effective April 14, 2003, the deductible for California workers’ compensation insurance increased to $2.0 million per occurrence due to general insurance market conditions. This recent increase in retention will be taken into consideration during this year’s actuarial review of the reserves. While the increased self-insured retention increases the Company’s risk associated with workers’ compensation liabilities, during the entire history of the Company’s self-insurance program, few claims have exceeded $1.0 million. Despite the increased retention, the price of the 2003 umbrella policies is significantly higher than 2002 and this higher price has been factored into the self-insurance rates charged by the Company to its divisions in 2003. The Company annually retains an outside actuary to review the adequacy of its self-insurance claim reserves.

Insurance Claims Related to the Destruction of the World Trade Center in New York City on September 11, 2001

     The Company had commercial insurance policies covering business interruption, property damage and other losses related to this tragic incident. As previously reported by the Company, the World Trade Center complex in New York was the Company’s largest single job-site with annual sales of approximately $75 million (3% of ABM’s consolidated sales for 2001). The Company provided its insurance carrier, Zurich Insurance, claim information regarding the lost business income and, as described further below, substantially settled the property portion of the claim. In December 2001, Zurich filed a Declaratory Judgment Action in the Southern District of New York claiming the loss of the business profit falls under the policy’s contingent business interruption sub-limit of $10 million. On June 2, 2003, the court ruled in favor of Zurich. Based on a review of the policy and consultation with legal counsel and other specialists, the Company continues to believe that its business interruption claim does not fall under the $10 million sub-limit on contingent business interruption and, therefore, the Company will appeal the judge’s decision. Zurich’s filing does not impact any other aspects of the claim. As of October 31, 2002, Zurich paid two partial settlements totaling $13.3 million, of which $10 million is for business interruption and $3.3 million for property damage. The Company realized a pretax gain of $10 million in 2002 on the proceeds received.

Contractual Obligations and Commercial Commitments

     The Company is contractually obligated to make future payments under non-cancelable operating lease agreements. As of April 30, 2003, future contractual payments are as follows:

(In thousands)

	Payments Due By Period

Contractual		Less than	1 - 2	4 - 5	After 5
Obligations	Total	1 year	years	years	years

Operating Leases	$194,915	$46,942	$59,708	$33,187	$55,078

     Additionally, the Company has the following commercial commitments:

(In thousands)

	Amounts of Commitment Expiration Per Period

Commercial		Less than	1 - 2	4 - 5	After 5
Commitments	Total	1 year	years	years	years

Standby Letters of Credit	$120,507	$120,507	—	—	—
Financial Responsibility Bonds	4,160	4,160	—	—	—

Total	$124,667	$124,667	—	—	—

Acquisitions

     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the first six months of 2003 are discussed in Note 6 to the consolidated financial statements.

Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company’s fiscal year and second quarter which ended on October 31 and April 30, respectively.

Three Months Ended April 30, 2003 vs. Three Months Ended April 30, 2002

     Net income for the second quarter of 2003 was $9.9 million ($0.20 per diluted share), a decrease of $4.1 million or 29.3% from the net income of $14.0 million ($0.27 per diluted share) for the second quarter of 2002. Pretax income for the second quarter of 2002 included a gain of $4.3 million from an initial payment of $6.5 million from the September 11 insurance claim. Declines in operating profits from the Janitorial segment, primarily the

Northeast and Northwest regions, Lighting and Parking segments as well as higher Corporate expenses accounted for the decrease in net income. Partially offsetting the declines were operating profits totaling $2.7 million from acquisitions that did not impact results until after April 30, 2002, namely: Lakeside Building Maintenance (Lakeside) and the commercial self-performed janitorial cleaning operations from Horizon National Commercial Services (Horizon).

     Sales and other income (hereinafter called sales) for the second quarter of 2003 of $589.8 million increased by $63.9 million or 12.2% from $525.9 million for the second quarter of 2002. The increase is primarily due to $57.4 million in sales from acquisitions that did not impact results until after April 30, 2002. The remainder of the increase was attributable to new business, partially offset by the impact of contract terminations and declines in sales due to increased real estate vacancies and decreased capital project work and extra services as customers tightened their budgets.

     As a percentage of sales, operating expenses and cost of goods sold were 89.3% for the second quarter of 2003, compared to 89.1% for the second quarter of 2002. Consequently, as a percentage of sales, the Company’s gross profit (sales minus operating expenses and cost of goods sold) of 10.7% in the second quarter of 2003 was lower than the gross profit of 10.9% for the second quarter of 2002. The decline was due primarily to lower margins on new business, declines in sales from higher margin business due to increased vacancies, and higher reimbursements for out-of-pocket expenses from existing managed parking lot clients for which Parking had no margin benefit. Additionally, operating expenses for the second quarter of 2003 included higher insurance costs that could not be fully absorbed through increased pricing.

     Selling, general and administrative expenses for the second quarter of 2003 were $47.5 million compared to $38.8 million for the corresponding three months of 2002. The increase in selling, general and administrative expenses was due primarily to $4.3 million of selling, general and administrative expenses related to the Lakeside and Horizon acquisitions that did not impact results until after the second quarter of 2002. Additionally, corporate expenses for the first quarter of 2003 included higher directors and officers’ insurance costs and professional fees. As a percentage of sales, selling, general and administrative expenses increased to 8.0% for the three months ended April 30, 2003 from 7.4% for the same period in 2002.

     Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was $0.18 million for the second quarter of 2003 compared to $0.23 million for the same period in 2002. The decrease was primarily due to lower borrowings and interest rates during the second quarter of 2003, compared to the same period in 2002.

     The effective federal and state income tax rate was 36.5% for the second quarter of 2003, compared to 38.0% for the second quarter of 2002. The lower effective tax rate was primarily due to the impact of a lower estimated state tax rate and a higher proportional benefit from the same level of estimated federal tax credits applied to a lower level of pretax income.

Segment Information

     Under SFAS No. 131 criteria, Janitorial, Parking, Engineering, Security, Lighting, and Elevator are reportable segments. All other services are included in the “Other” segment. Corporate expenses are not allocated.

	Three months ended
	April 30,
(In thousands)	2003	2002

Sales and Other Income:
Janitorial	$343,505	$284,229
Parking	91,659	88,353
Engineering	43,945	42,667
Security	39,008	34,631
Lighting	33,577	32,071
Elevator	27,292	28,234
Other	10,741	15,532
Corporate	102	133

	$589,829	$525,850

Operating Profit:
Janitorial	$15,570	$16,327
Parking	1,022	1,783
Engineering	2,586	2,339
Security	1,160	1,065
Lighting	1,813	2,095
Elevator	1,043	608
Other	70	74
Corporate expense	(7,508)	(5,795)

Operating Profit	15,756	18,496
Gain on insurance claim	—	4,300
Interest expense	(178)	(232)

Income before income taxes	$15,578	$22,564

     The results of operations from the Company’s segments for the three months ended April 30, 2003, compared to the same period in 2002, are more fully described below.

     Sales for Janitorial were $59.3 million or 20.9% higher in the second quarter of 2003 than the same quarter of 2002, primarily due to the $57.4 million contribution from Lakeside acquired on July 12, 2002 and Horizon acquired on January 31, 2003. The remainder of the increase was attributable to new business, partially offset by the termination of unprofitable jobs in the Northeast and Southeast regions, the termination of a major contract due to collection issues in the Northwest region, declines in sales from existing contracts due to increased vacancies and decreased tag work or extra services as customers tightened their budgets. Operating profits in the second quarter of 2003 were $0.8 million or 4.6% lower than the same period in 2002 primarily due to the $3.5 million decline in operating profits in almost all regions, particularly in the Northeast and Northwest regions, partially offset by $2.7 million of operating profit from Lakeside and Horizon. Competitive pressures, particularly from non-union companies, led to the pricing of new business at lower margins and prevented most regions of Janitorial from passing on the full amount of the insurance rate increase for 2003.

     The decline in operating profits in the Northwest region of Janitorial was due to the loss of a major contract and higher legal fees primarily due to a gender discrimination lawsuit filed against the Company by a former employee. On May 19, 2003, a Washington state court jury awarded $4 million in damages, plus plaintiff’s costs, to the former employee which the Company will appeal. The Company believes that the verdict was inconsistent with the law and facts of the case and that it will be reversed upon appeal. Accordingly, the Company has not recorded any liability in its financial statements associated with the jury award.

     The decline in operating profits in the Northeast region of Janitorial was primarily due to new business competitively priced at lower margins and a decline in sales from higher margin business due to increased vacancies.

     Parking sales increased by $3.3 million or 3.7%, while its operating profits decreased by $0.8 million or 42.7% during the second quarter of 2003 compared to the second quarter of 2002. The decrease in operating profits was primarily due to the adverse effect of the war against Iraq and fear of Severe Acute Respiratory Syndrome (SARS) on sales at airport and hotel facilities, increased insurance costs which could not be fully absorbed through increased pricing, and start-up costs incurred at the San Jose Airport. Of the $3.3 million sales increase, $2.5 million represented higher reimbursements for out-of-pocket expenses from existing managed parking lot clients for which Parking had no margin benefit. The remainder of the sales increase was generated by net new business, partially offset by the decline in sales from the hi-tech areas of San Francisco and Seattle where the economic downturn resulted in high office building vacancies, the loss of a major contract in Seattle, and the decline in sales at airport and hotel facilities.

     Sales for Engineering increased $1.3 million or 3.0% from the second quarter of 2002 to the second quarter of 2003 due to new business. Operating profits increased by $0.2 million or 10.6% from the second quarter of 2002 to the second quarter of 2003 primarily due to increased business and the savings from the delay in replacing a vacant sales position.

     Security sales increased $4.4 million or 12.6% in the second quarter of 2003 compared the second quarter of 2002, primarily due to an increase of $1.6 million in the sales contributed by the operations acquired from Foulke Security on February 28, 2002, and the award of a national contract from Equity Office Properties on March 1, 2003, which contributed $1.8 million in sales in the second quarter of 2003. The remainder of the sales increase was generated by net new business throughout the country. Operating profits increased by only $0.1 million or 8.9% despite the significant increase in sales due to new business competitively bid at lower margins and start-up costs incurred in the second quarter of 2003 related to the new jobs acquired from Equity Office Properties.

     Lighting sales increased $1.5 million or 4.7% and gross profit margins improved during the second quarter of 2003 compared to the second quarter of 2002, however, operating profits decreased $0.3 million or 13.5% primarily due to higher selling, general and administrative expenses. The increase in sales was primarily due to increased project work partially offset by the termination of certain national contracts during the second quarter of 2003. Higher bad debt provision due to increased customer bankruptcies and the cost of hiring additional branch managers contributed to the increase in selling, general and administrative expenses during the second quarter of 2003 compared to the same period in 2002.

     Sales for Elevator decreased by $0.9 million or 3.3% in the second quarter of 2003 compared to the same period in 2002, primarily due to reduced modernization sales in the Philadelphia and Chicago branches. Operating profits increased by $0.4 million or 71.5% for the second quarter of 2003, compared to the corresponding quarter of 2002, primarily due to accrued losses on unprofitable modernization contracts that were completed in 2003 but impacted 2002 results.

     Sales for the Other segment, which is comprised of CommAir Mechanical Services and ABM Facility Services, were down $4.8 million or 30.8% for the second quarter of 2003 compared to the same period of 2002. The Other segment produced a profit of $70,000 in the second quarter of 2003 compared to $74,000 in the same period last year. Operating profits for the second quarter of 2002 included a $0.5 million write-down of work-in-progress. The lower sales and operating profits for the second quarter of 2003 were primarily due to decreased capital project work as customers tightened their budgets and ABM Facility Services’ loss of the Consolidated Freightways account in September 2002 after it declared bankruptcy.

     Corporate expenses increased by $1.7 million in the second quarter of 2003 compared to the same period of 2002. The increase was due to higher premiums paid for directors and officers’ liability insurance and higher professional fees including expenses related to the due diligence performed for a proposed acquisition that was not completed.

Six Months Ended April 30, 2003 vs. Six Months Ended April 30, 2002

     Net income for the first half of 2003 was $14.2 million ($0.29 per diluted share), a decrease of $7.8 million or 35.3% from the net income of $22.0 million ($0.43 per diluted share) for the first half of 2002. Pretax income for the first half of 2002 included a gain of $4.3 million from an initial payment of $6.5 million from the September 11th insurance claim. Declines in operating profits from the Janitorial segment, primarily the Northeast and Northwest regions, Lighting and Parking segments as well as higher Corporate expenses accounted for the decrease in net income. Partially offsetting the declines were operating profits totaling $5.3 million from the Lakeside and Horizon acquisitions that did not impact results until after April 30, 2002.

     Sales and other income (hereinafter called sales) for the first half of 2003 of $1,170.5 million increased by $117.1 million or 11.1% from $1,053.4 million for the first half of 2002. The increase is primarily due to $100.5 million in sales from acquisitions that did not impact results until after April 30, 2002. The remainder of the increase was attributable to new business, partially offset by the impact of contract terminations and declines in sales due to increased vacancies and decreased project work and extra services as customers tightened their budgets.

     As a percentage of sales, operating expenses and cost of goods sold were 90.0% for the first half of 2003, compared to 89.6% for the first half of 2002. Consequently, as a percentage of sales, the Company’s gross profit of 10.0% in the first half of 2003 was lower than the gross profit of 10.4% for the first half of 2002. The decline was due primarily to lower margins on new business, delays in planned terminations of unprofitable contracts in the Northeast region of Janitorial, a decline in sales from higher margin business due to increased vacancies, and higher reimbursements for out-of-pocket expenses from existing managed parking lot clients for which Parking had no margin benefit. Additionally, operating expenses for the first half of 2003 included higher insurance costs that could not be fully absorbed through increased pricing.

     Selling, general and administrative expenses for the first half of 2003 were $95.1 million compared to $78.4 million for the corresponding period of 2002. The increase in selling, general and administrative expenses was due primarily to $7.4 million of selling, general and administrative expenses related to Lakeside and Horizon acquisitions that did not impact results until after the first half of 2002. The Northeast region of Janitorial contributed $1.4 million to the increase primarily as a result of higher legal expenses and costs associated with implementing management changes in the region. Additionally, the first half of 2003 reflects a $1.2 million increase in bad debt expense as well as higher employer contributions to the Company’s 401(k) plan, which was enhanced effective January 1, 2002. Furthermore, corporate expenses for the first half of 2003 included higher directors and officers’ insurance costs and professional fees. As a percentage of sales, selling, general and administrative expenses increased to 8.1% for the six months ended April 30, 2003 from 7.4% for the same period in 2002.

     Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was $0.3 million for the first half of 2003 compared to $0.5 million for the same period in 2002. The decrease was primarily due to lower borrowings and interest rates during the first half of 2003, compared to the same period in 2002.

     The effective federal and state income tax rate was 35.6% for the first half of 2003, compared to 38.0% for the first half of 2002. The lower effective tax rate was mostly due to the impact of a lower estimated state tax rate and a higher proportional benefit from the same level of estimated federal tax credits applied to a lower level of pretax income.

Segment Information

     Under SFAS No. 131 criteria, Janitorial, Parking, Engineering, Security, Lighting, and Elevator are reportable segments. All other services are included in the “Other” segment. Corporate expenses are not allocated.

	Six months ended
	April 30,
(In thousands)	2003	2002

Sales and Other Income:
Janitorial	$674,357	$571,029
Parking	186,074	177,839
Engineering	89,572	86,337
Security	76,797	66,794
Lighting	66,723	64,638
Elevator	55,474	54,727
Other	21,225	31,688
Corporate	233	350

	$1,170,455	$1,053,402

Operating Profit:
Janitorial	$23,377	$27,170
Parking	1,612	2,831
Engineering	4,616	4,660
Security	2,502	2,260
Lighting	2,493	4,004
Elevator	1,994	1,524
Other	(53)	772
Corporate expense	(14,148)	(11,572)

Operating Profit	22,393	31,649
Gain on insurance claim	—	4,300
Interest expense	(303)	(497)

Income before income taxes	$22,090	$35,452

     The results of operations from the Company’s segments for the six months ended April 30, 2003, compared to the same period in 2002, are more fully described below.

     Sales for Janitorial were $103.3 million or 18.1% higher in the first half of 2003 than the same half of 2002, primarily due to the $100.5 million contribution from Lakeside acquired on July 12, 2002 and Horizon acquired on January 31, 2003. The remainder of the increase was attributable to new business, partially offset by the termination of unprofitable jobs in the Northeast and Southeast regions and the termination of a major contract due to collection issues in the Northwest region, declines in sales from existing contracts due to increased vacancies and decreased tag work or extra services as customers tightened their budgets. Operating profits in the first half of 2003 were $3.8 million or 14.0% lower than the same period in 2002 primarily due to the $6.3 million and $1.1 million decline in operating profits in the Northeast and Northwest regions, respectively, which was partially offset by $5.3 million of operating profit from Lakeside and Horizon. Additionally, operating expenses included higher insurance costs which could not be fully absorbed through increased pricing.

     The decline in operating profits in the Northwest region of Janitorial was due to the loss of a major contract and higher legal fees primarily due to a gender discrimination lawsuit filed against the Company by a former employee. On May 19, 2003, a Washington state court jury awarded $4 million in damages, plus plaintiff’s costs, to the former employee which the Company will appeal. The Company believes that the verdict was inconsistent with the law and facts of the case and that it will be reversed upon appeal. Accordingly, the Company has not recorded any liability in its financial statements associated with the jury award.

     The decline in operating profits in the Northeast region of Janitorial, especially in New York City, was primarily due to new business competitively priced at lower margins and a decline in sales from higher margin business due to increased vacancies, delays in planned terminations of unprofitable contracts, and bad weather in the first quarter of 2003. Further, first quarter 2002 results for New York City operations benefited from the extra clean-up work performed following the September 11th attacks. Additionally, the region’s operating profits for the first half of 2003 included higher unused sick leave payments, legal fees related to a lawsuit in connection with the collection of outstanding amounts from a large former customer, and costs associated with implementing management changes in this region.

     Parking sales increased by $8.2 million or 4.6%, while its operating profits decreased by $1.2 million or 43.1% during the first six months of 2003 compared to the first six months of 2002. The decrease in operating profits was primarily due to increased insurance costs which could not be fully absorbed through increased pricing, the adverse effect of the war against Iraq and fear of Severe Acute Respiratory Syndrome (SARS) on sales at airport and hotel facilities, and start-up costs incurred at the San Jose Airport. Of the $8.2 million sales increase, $4.7 million represented higher reimbursements for out-of-pocket expenses from existing managed parking lot clients for which Parking had no margin benefit. The remainder of the sales increase was generated by net new business, partially offset by the decline in sales from the hi-tech areas of San Francisco and Seattle where the economic downturn resulted in high office building vacancies, the loss of a major contract in Seattle, and the decline in sales at airport and hotel facilities.

     Sales for Engineering increased $3.2 million or 3.7% from the first half of 2002 to the first half of 2003 due to new business. Operating profits decreased by $44,000 or 0.9% from the first half of 2002 to the first half of 2003, primarily due to a settlement with a competitor firm on a bid-related issue, difficulty in passing along insurance increases to customers, and consulting costs associated with a study to assist Engineering to expand into new markets and broaden the scope of its services, partially offset by the savings from the delay in replacing a vacant sales position.

     Security sales increased $10.0 million or 15.0% in the first half of 2003 compared to the same period in 2002, primarily due to an increase of $8.8 million in the sales contributed by the operations acquired from Triumph Security on January 26, 2002 and Foulke Security on February 28, 2002. Furthermore, the award of a national contract from Equity Office Properties on March 1, 2003 contributed $1.8 million in sales in the first six months of 2003. Operating profits increased by only $0.2 million or 10.7% despite the significant increase in sales due to new business competitively bid at lower margins, and start-up costs incurred in the second half of 2003 related to the new jobs acquired from Equity Office Properties.

     Lighting sales increased $2.1 million or 3.2% and gross profit margins improved during the first half of 2003 compared to the first half of 2002, but operating profits decreased $1.5 million or 37.7% primarily due to higher selling, general and administrative expenses particularly in the Northeast and North Central regions. The decline in operating profits was partially offset by a $0.3 million gain recognized in the first quarter of 2003 related to the early termination of a contract. Increase in sales was primarily due to increased project work, partially offset by the termination of certain national contracts during the first half of 2003. The Northeast and North Central regions changed management as well as hired additional managers in several branches and incurred higher labor-related costs due to training and double management during the transition.

     Sales for Elevator increased by $0.7 million or 1.4% in the first half of 2003 compared to the same period in 2002, primarily due to increased repair business and service extras, or work generating fees in addition to the regular contractual fee. Operating profits increased by $0.5 million or 30.8% for the first half of 2003, compared to the corresponding period of 2002, primarily due to accrued losses on unprofitable modernization contracts that were completed in 2003 but impacted 2002 results.

     Sales for the Other segment were down $10.5 million or 33.0% for the first half. The Other segment produced a loss of $53,000 in the first half of 2003 compared to a profit of $0.8 million in the same period last year. The lower revenues and operating profits for the quarter were primarily due to decreased capital project work as customers tightened their budgets and ABM Facility Services’ loss of the Consolidated Freightways account in September 2002 after it declared bankruptcy.

     Corporate expenses increased by $2.6 million in the first half of 2003 compared to the same period of 2002. The increase was due to higher premiums paid for directors and officers’ liability insurance, higher professional fees including expenses related to the due diligence performed for a proposed acquisition that was not completed, and increased expenses related to the use of outside counsel while in the process of hiring a General Counsel. The new General Counsel was hired on May 1, 2003.

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

     In November 2002, FASB issued Financial Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002 while the disclosure requirements are effective for interim and annual periods ending after December 15, 2002. At April 30, 2003, the Company has no guarantees to disclose under FIN 45.

     In January 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003; and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Analysis of the Company’s interest in variable interest entities at April 30, 2003 indicates that no consolidation will be required. The application of FIN 46 is not expected to have a material effect on the Company’s results of operations or financial condition.

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

     Deferred Income Tax Asset Valuation Allowance: Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. At April 30, 2003, the net deferred tax asset was $65.9 million and no valuation allowance was recorded. Should future income be less than anticipated, the net deferred tax asset may not be recoverable.

     Contingencies and Litigation: ABM and certain of its subsidiaries have been named defendants in certain litigations arising in the ordinary course of business including certain environmental matters. When a loss is probable and estimable the Company records the estimated loss. The actual loss may be greater than estimated or litigation where the outcome was not considered probable may result in a loss.

Environmental Matters

     The nature of the Company’s operations, primarily services, would not ordinarily involve it in environmental contamination. However, the Company’s operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of the Company’s operations, although historically they have not had a material adverse effect on the Company’s financial position, results of operations, or cash flows.

     The Company is currently involved in three proceedings relating to environmental matters: one involving alleged potential soil contamination at a former Company facility in Arizona; one involving alleged potential soil and groundwater contamination at a former dry-cleaning facility leased by the Company in Nevada; and one involving alleged potential soil and groundwater contamination at a third party recycling center in Southern California. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Two of the three proceedings are subject to ongoing settlement negotiations and a reserve of $0.5 million has been set aside for the potential liability. The liability related to the other claim is neither probable nor estimable, hence no accrual has been made related to this matter.

     Two other proceedings relating to environmental matters that existed at January 31, 2003 were resolved in the second quarter of 2003. A settlement agreement was executed and a payment of $0.1 million was made for one proceeding, which involved alleged potential soil contamination at a former parking facility leased by the Company in Washington. The other proceeding involving alleged potential soil and groundwater contamination at a Company facility in Florida was resolved and does not require any further action.

Safe Harbor Statement

     Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995: Because of the factors set forth below, as well as other variables affecting the Company’s operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein which are not historical facts are forward-looking statements that are subject to meaningful risks and uncertainties, including but not limited to: (1) significant decreases in commercial real estate occupancy, resulting in reduced demand and pricing pressures on building maintenance and other facility services in the Company’s major markets, (2) inability to pass through cost increases in a timely manner, or at all, or to reduce expenses when sales decline, (3) loss or bankruptcy of one or more of the Company’s major customers, which could adversely affect the Company’s ability to collect its accounts receivable or recover its deferred costs as well as having an adverse impact on future revenue, (4) major collective bargaining issues that may cause loss of revenues or cost increases that non-union competitors can use to their advantage in gaining market share, (5) significant shortfalls in adding additional customers in existing and new territories and markets, (6) inability to successfully integrate acquisitions into the Company, (7) a protracted slowdown in the Company’s acquisition activities, (8) legislation or other governmental action that severely impacts one or more of the Company’s lines of business, such as price controls that could restrict price increases, or the unrecovered cost of any universal employer-paid health insurance, as well as government investigations that adversely affect the Company, (9) reduction or revocation of the Company’s line of credit, which would increase interest expense or the cost of capital, (10) cancellation or nonrenewal of the Company’s primary insurance policies, as many customers contract out services based on the contractor’s ability to provide adequate insurance coverage and limits, (11) catastrophic uninsured or underinsured claims against the Company, the inability of the Company’s insurance carriers to pay otherwise insured claims, or inadequacy in the Company’s reserve for self-insured claims, (12) inability to employ entry level personnel at competitive wage rates due to labor shortages, (13) resignation, termination, death or disability of one or more of the Company’s key executives, which could adversely affect customer retention and day-to-day management of the Company, and (14) other material factors that are disclosed from time to time in the Company’s public filings with the United States Securities and Exchange Commission, such as reports on Forms 8-K and 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, as such, are not subject to material foreign currency exchange rate risk. The Company has no outstanding debt. Although the Company had over $3 million in cash equivalents at April 30, 2003, market rate risk associated with falling interest rates in the United States is not material.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders

     a)     The Annual Meeting of Stockholders was held on March 11, 2003.

     b)     The following directors were elected by a vote of stockholders: Linda L. Chavez, Theodore T. Rosenberg, Henrik C. Slipsager, and William W. Steele. Linda L. Chavez, Theodore T. Rosenberg, and Henrik C. Slipsager will serve for a term ending at the annual meeting in the year 2006. William W. Steele will serve for a term ending at the annual meeting in the year 2004.

          The following directors remained in office: Luke S. Helms, Maryellen C. Herringer, Charles T. Horngren, Henry L. Kotkins, Jr., and Martinn H. Mandles.

     c)     The following matters were voted upon at the meeting:

     (1)     Proposal 1 - Election of Directors.

Nominee	For	Withheld

Linda L. Chavez	39,453,954	3,540,423
Theodore T. Rosenberg	41,555,391	1,438,986
Henrik C. Slipsager	40,175,655	2,818,722
William W. Steele	40,977,911	2,016,466

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 4.1 -	Credit Agreement dated as of June 28, 2002, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent, as amended through April 23, 2003

	Exhibit 99.1 -	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.2 -	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

June 11, 2003	/s/ George B. Sundby

George B. Sundby Senior Vice President and Chief Financial Officer Principal Financial Officer

June 11, 2003	/s/ Maria Placida Y. de la Peña

Maria Placida Y. de la Peña Vice President and Controller Chief Accounting Officer

CERTIFICATIONS

I, Henrik C. Slipsager, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ABM Industries Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 11, 2003	/s/ Henrik C. Slipsager

Henrik C. Slipsager Chief Executive Officer (Principal Executive Officer)

I, George B. Sundby, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ABM Industries Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 11, 2003	/s/ George B. Sundby

George B. Sundby Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Credit Agreement dated as of June 28, 2002, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent, as amended through April 23, 2003

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002