Form 10-Q
period 2003-07-31
ABM INDUSTRIES INC /DE/
filed 2003-09-11
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 1-8929

ABM INDUSTRIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	94-1369354
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Pacific Avenue, Suite 222, San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)

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

Yes          No    x

Number of shares of common stock outstanding as of August 31, 2003: 49,398,585.

ABM INDUSTRIES INCORPORATED
FORM 10-Q

For the three months and nine months ended July 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(In thousands except share amounts)	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$26,864	$19,416
Trade accounts receivable, net	302,932	296,634
Inventories	22,919	24,471
Deferred income taxes	34,073	30,002
Prepaid expenses and other current assets	41,354	39,501
Assets held for sale	28,831	32,136

Total current assets	456,973	442,160

Investments and long-term receivables	13,367	14,952
Property, plant and equipment, at cost
Land and buildings	5,080	5,114
Transportation equipment	14,596	14,245
Machinery and other equipment	72,922	71,548
Leasehold improvements	13,971	14,336

	106,569	105,243
Less accumulated depreciation and amortization	(73,035)	(69,397)

Property, plant and equipment, net	33,534	35,846

Goodwill	182,814	164,009
Deferred income taxes	34,587	33,542
Other assets	18,705	14,430

Total assets	$739,980	$704,939

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	July 31,	October 31,
(In thousands except share amounts)	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$45,358	$48,995
Income taxes payable	7,443	6,579
Liabilities held for sale	7,869	7,403
Accrued liabilities:
Compensation	61,538	58,814
Taxes — other than income	13,868	13,525
Insurance claims	54,828	50,969
Other	55,291	40,805

Total current liabilities	246,195	227,090
Retirement plans	24,449	23,791
Insurance claims	70,309	67,388

Total liabilities	340,953	318,269

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 51,487,000 and 50,397,000 shares issued at July 31, 2003 and October 31, 2002, respectively	515	504
Additional paid-in capital	163,329	151,135
Accumulated other comprehensive loss	(510)	(789)
Retained earnings	271,417	259,452
Cost of treasury stock (2,175,000 and 1,400,000 shares at July 31, 2003 and October 31, 2002, respectively)	(35,724)	(23,632)

Total stockholders’ equity	399,027	386,670

Total liabilities and stockholders’ equity	$739,980	$704,939

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands except
per share amounts)	2003	2002	2003	2002

Revenues
Sales and other income	$569,093	$514,260	$1,684,074	$1,512,935
Gain on insurance claim	—	5,725	—	10,025

Total revenues	569,093	519,985	1,684,074	1,522,960

Expenses
Operating expenses and cost of goods sold	511,720	460,942	1,520,980	1,360,202
Selling, general and administrative	41,689	44,290	127,027	113,580
Interest	216	229	503	726

Total expenses	553,625	505,461	1,648,510	1,474,508

Income from continuing operations before income taxes	15,468	14,524	35,564	48,452
Income taxes	4,912	2,633	12,010	15,523

Income from continuing operations	10,556	11,891	23,554	32,929
Income from discontinued operation, net of income taxes	1,182	743	2,414	1,685

Net income	$11,738	$12,634	$25,968	$34,614

Net Income per common share — Basic
From continuing operations	$0.21	$0.24	$0.48	$0.67
From discontinued operation	0.03	0.02	0.05	0.04

Net Income	$0.24	$0.26	$0.53	$0.71

Net Income per common share — Diluted
From continuing operations	$0.21	$0.23	$0.47	$0.64
From discontinued operation	0.02	0.02	0.05	0.04

Net Income	$0.23	$0.25	$0.52	$0.68

Average common and common equivalent shares
Basic	49,269	49,059	49,105	49,093
Diluted	50,244	51,179	50,031	51,117
Dividends per common share	$0.095	$0.090	$0.285	$0.270

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002

(In thousands)	2003	2002

Cash flows from operating activities:
Cash received from customers	$1,669,627	$1,527,630
Other operating cash receipts	2,806	8,525
Interest received	711	441
Cash paid to suppliers and employees	(1,614,658)	(1,462,026)
Interest paid	(420)	(856)
Income taxes paid	(15,284)	(16,400)

Net cash flows from continuing operating activities	42,782	57,314
Net cash flows from discontinued operation	6,276	5,836

Net cash provided by operating activities	49,058	63,150

Cash flows from investing activities:
Net cash flows from discontinued operation	(95)	(101)
Additions to property, plant and equipment	(7,740)	(5,611)
Proceeds from sale of assets	607	1,025
Decrease in investments and long-term receivables	1,585	483
Purchase of businesses	(21,099)	(50,407)

Net cash used in investing activities	(26,742)	(54,611)

Cash flows from financing activities:
Common stock issued	11,227	13,656
Common stock purchases	(12,092)	(16,670)
Dividends paid	(14,003)	(13,283)
Increase in bank overdraft	—	4,281
Long-term borrowings	—	15,000
Repayments of long-term borrowings	—	(11,819)

Net cash used in financing activities	(14,868)	(8,835)

Net increase (decrease) in cash and cash equivalents	7,448	(296)
Cash and cash equivalents beginning of period	19,416	3,041

Cash and cash equivalents end of period	$26,864	$2,745

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002
(Continued)

(In thousands)	2003	2002

Reconciliation of net income to net cash provided by operating activities:
Net income	$25,968	$34,614
Less income from discontinued operation	(2,414)	(1,685)

Income from continuing operations	23,554	32,929
Adjustments:
Depreciation and intangible amortization	11,085	11,276
Provision for bad debts	4,665	6,562
Gain on sale of assets	(77)	(184)
Increase in deferred income taxes	(5,116)	(739)
(Increase) decrease in trade accounts receivable	(10,914)	19,545
Decrease (increase) in inventories	1,566	(521)
Increase in prepaid expenses and other current assets	(1,134)	(2,854)
Increase in other assets	(4,919)	(2,051)
Increase (decrease) in income taxes payable	1,842	(138)
Increase in retirement plans accrual	658	746
Increase in insurance claims liability	6,780	3,542
Increase (decrease) in trade accounts payable and other accrued liabilities	14,792	(10,799)

Total adjustments	19,228	24,385

Net cash flows from continuing operating activities	42,782	57,314
Net cash flows from discontinued operation	6,276	5,836

Net cash provided by operating activities	$49,058	$63,150

Supplemental data:
Non-cash investing activities:
Common stock issued for net assets of business acquired	$—	$1,371

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly ABM Industries Incorporated and subsidiaries (the Company) financial position as of July 31, 2003, the results of operations for the three and nine months then ended, and cash flows for the nine months then ended. These adjustments are of a normal, recurring nature, except as otherwise noted.

     The information included in this Form 10-Q should be read in conjunction with the management’s discussion and analysis, the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2002, as filed with the Securities and Exchange Commission.

     The operations of the Company’s Elevator Segment, Amtech Elevator Services, Inc., have been classified as discontinued operation in the accompanying consolidated financial statements and, accordingly, the Company has segregated the assets and liabilities of the discontinued operation in the accompanying consolidated balance sheets for all periods presented. In addition, the Company has segregated the Amtech operating results and cash flows in the accompanying consolidated statements of income. See Note 7.

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

(In thousands except	Three months ended		Nine months ended
per share amounts)	July 31,		July 31,

	2003	2002	2003	2002

Income from continuing operations, net of income taxes	$10,556	$11,891	$23,554	$32,929
Income from discontinued operation, net of income taxes	1,182	743	2,414	1,685

Net income available to common stockholders	$11,738	$12,634	$25,968	$34,614

Average common shares outstanding - Basic	49,269	49,059	49,105	49,093
Effect of dilutive securities:
Stock options	975	2,120	926	2,024

Average common shares outstanding - Diluted	50,244	51,179	50,031	51,117

Net income per common share — Basic:
From continuing operations	$0.21	$0.24	$0.48	$0.67
From discontinued operation	0.03	0.02	0.05	0.04

Net Income	$0.24	$0.26	$0.53	$0.71

Net income per common share — Diluted:
From continuing operations	$0.21	$0.23	$0.47	$0.64
From discontinued operation	0.02	0.02	0.05	0.04

Net Income	$0.23	$0.25	$0.52	$0.68

     For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period (i.e., “out-of-the-money” options). On July 31, 2003 and 2002, options to purchase common shares of 3.4 million and 0.4 million at a weighted average exercise price of $16.14 and $18.36, respectively, were excluded from the computation.

3.   Stock-Based Compensation – Adoption of Statement of Financial Accounting Standard No. 148

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide for alternative methods of transition to SFAS No. 123 and amends disclosure provisions. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of SFAS No. 148 effective November 1, 2002. The Company’s application of APB Opinion No. 25 generally does not result in compensation cost because the exercise price of the options is equal to the fair value of the stock at the grant date. Under the intrinsic value method, if the fair value of the stock is greater than the exercise price at grant date, the excess is amortized to compensation expense over the estimated service life of the recipient. No stock-based employee compensation cost is reflected in net income for the three and nine months ended July 31, 2003 and 2002 as all options granted since October 31, 1995 had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all employee options granted, modified, or settled after October 31, 1995 using the retroactive restatement method:

(In thousands except	Three months ended		Nine months ended
per share amounts)	July 31,		July 31,

	2003	2002	2003	2002

Net income, as reported	$11,738	$12,634	$25,968	$34,614
Deduct: Stock-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	1,023	915	3,156	2,989

Net income, pro forma	$10,715	$11,719	$22,812	$31,625

Net income per common share — basic as reported	$0.24	$0.26	$0.53	$0.71
pro forma	$0.22	$0.24	$0.46	$0.64
Net income per common share — diluted as reported	$0.23	$0.25	$0.52	$0.68
pro forma	$0.21	$0.23	$0.46	$0.62

4.   Revenue Presentation — Adoption of Emerging Issues Task Force Issue No. 01-14

     In January 2002, the Emerging Issues Task Force (EITF) released Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” which the Company adopted in fiscal 2002. For the Company’s Parking segment this pronouncement requires both revenues and expenses be recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Previously, expenses directly reimbursed under managed parking lot agreements were netted against the reimbursement received. EITF No. 01-14 did not change the income statement presentation of revenues and expenses of any other segments. Amounts have been reclassified to conform to the presentation of these reimbursed expenses in all prior periods presented. Adoption of the pronouncement resulted in an increase in total revenues and total costs and expenses in equal amounts of $55.1 million and $51.3 million for the three months ended July 31, 2003 and 2002, respectively, and $160.4 million and $151.9 million for the nine months ended July 31, 2003 and 2002, respectively. This presentation change had no impact on operating profits or net income.

5.   Goodwill and Other Intangibles

     The changes in the carrying amount of goodwill for the nine months ended July 31, 2003 are as follows (acquisitions are discussed in Note 6):

(In thousands)
	Balance as of			Balance as of
Segment	October 31, 2002	Acquisitions	Earnouts	July 31, 2003

Janitorial	$108,698	12,147	3,644	$124,489
Parking	27,271	1,653	452	29,376
Engineering	2,174	—	—	2,174
Security	7,213	—	454	7,667
Lighting	16,701	—	455	17,156
Other	1,952	—	—	1,952

Total	164,009	13,800	5,005	182,814

     As of July 31, 2003 and October 31, 2002, all intangible assets other than goodwill, consisting principally of contract rights with a net book value of $3.9 million and $4.1 million, respectively, were included in other assets and are being amortized over the contract periods. Amortization expense for intangible assets other than goodwill was $0.3 million for each of the three- month periods ended July 31, 2003 and 2002, and $0.8 million for each of the nine-month periods ended July 31, 2003 and 2002. The remaining amortization period for intangible assets other than goodwill ranges from 1 to 14 years. The weighted average remaining life was 4 years at July 31, 2003.

6.   Acquisitions

     All acquisitions have been accounted for using the purchase method of accounting. Operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is generally included in goodwill. Most purchase agreements provide for contingent payments based on the annual pretax income for subsequent periods ranging generally from two to five years. Any such future payments are generally capitalized as goodwill when paid. Cash paid for acquisitions, including down payments and contingent amounts based on subsequent earnings, was $21.1 million and $50.4 million in the nine months ended July 31, 2003 and 2002, respectively. In addition, shares of common stock with a fair market value of $1.4 million at the date of issuance were issued in the first nine months of 2002, which was the final payment under the contingent payment provisions of a 1997 acquisition.

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

     On April 30, 2003, the Company acquired selected assets of Valet Parking Service, a provider of parking services based in Culver City, California. The total acquisition cost was $1.6 million, most of which was allocated to goodwill, plus annual contingent payments of $0.3 million for the three years subsequent to the acquisition date, if specified levels of variable gross profits from the acquired operations are maintained.

     The operating results generated from these acquisitions are included in the consolidated financial results of the Company from the respective dates of acquisition. Due to the relative size of these acquisitions, pro forma information is not included in the consolidated financial statements.

     During the nine months ended July 31, 2003, contingent payments totaling $5.0 million were made on earlier acquisitions as provided by the respective purchase agreements. All amounts paid were added to goodwill.

7. Discontinued Operation

     On July 9, 2003, ABM Industries Incorporated entered into a Sale Agreement with Otis Elevator Company, a wholly owned subsidiary of United Technologies Corporation (“Otis”), to sell substantially all of the operating assets of Amtech Elevator Services, Inc. (a wholly owned subsidiary which represented the Company’s Elevator Segment) to Otis. On August 15, 2003, the sale was completed. The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a license to the name “Amtech Elevator Services.” The consideration paid to the Company in connection with the sale was $112 million in cash, subject to certain adjustments, and assumption of trade payables and accrued liabilities.

     The assets and liabilities of the Elevator Segment have been segregated and classified as held for sale and the operating results and cash flows have been reported as discontinued operation in the accompanying consolidated financial statements. Income taxes have been allocated using the estimated combined federal and state tax rates applicable for each of the periods presented. The prior periods presented have been reclassified.

     The operating results of the discontinued operation for the three and nine months ended July 31, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

(In thousands)	2003	2002	2003	2002

Revenues	28,270	$29,492	83,744	$84,219

Income before income taxes	1,912	1,202	3,906	2,726
Income taxes	730	459	1,492	1,041

Net income	$1,182	$743	$2,414	$1,685

     Assets and liabilities of the discontinued operation included in the accompanying consolidated balance sheet are as follows at July 31, 2003 and October 31, 2002:

(In thousands)	July 31, 2003	October 31, 2002

Trade accounts receivable, net	$17,432	$21,742
Inventories	6,648	5,584
Prepaid expenses and other current assets	434	435
Property, plant and equipment, net	362	420
Goodwill	3,907	3,907
Other assets	48	48

Total assets	28,831	32,136

Trade accounts payable	2,909	2,590
Accrued liabilities:
Compensation	2,059	1,818
Taxes — other than income	337	398
Other	2,564	2,597

Total liabilities	7,869	7,403

Net assets	$20,962	$24,733

8. Debt

     In April 2003, the Company increased the amount of its syndicated line of credit, which will expire July 1, 2005, to $250 million. As amended, no compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London interbank offered rate (LIBOR) plus a spread of .875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of .00% to .25% or, for overnight to one week, at the interbank offered rate (IBOR) plus a spread of .875% to 1.50%. The spread for LIBOR, PRIME and IBOR borrowings is based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of .200%, as amended, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of July 31, 2003, the total outstanding amount under this facility was $120.8 million in the form of standby letters of credit. The provisions of the credit facility require the

Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of July 31, 2003.

9. Comprehensive Income (Loss)

     Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses. Comprehensive income for the three and nine months ended July 31, 2003 and 2002 approximated net income.

10. Treasury Stock

     On September 16, 2001, the Company’s Board of Directors authorized the purchase of up to 2.0 million shares of the Company’s outstanding stock at any time through December 31, 2001, which authorization was later extended through January 31, 2003. As of October 31, 2002, the Company had purchased 1.4 million shares at a cost of $23.6 million (an average price per share of $16.88). In the three months ended January 31, 2003, the Company purchased the remaining 0.6 million shares at a cost of $9.3 million (an average price per share of $15.50).

     On March 11, 2003, the Company’s Board of Directors authorized the purchase of up to 2.0 million shares of the Company’s outstanding stock at any time through December 31, 2003. In the three month ended July 31, 2003, the Company purchased 0.2 million shares at a cost of $2.8 million (an average price per share of $15.97).

11. Segment Information

     Under SFAS No. 131 criteria, Janitorial, Parking, Engineering, Security, and Lighting are reportable segments. The Elevator segment was sold on August 15, 2003 and its operating results are reported separately under discontinued operation and are excluded from the table below (See Footnote 7). All other services are included in the “Other” segment. Corporate expenses are not allocated.

	Three months ended		Nine months ended
	July 31,		July 31,

(In thousands)	2003	2002	2003	2002

Sales and other income:
Janitorial	$343,314	$295,556	$1,017,671	$866,585
Parking	97,835	91,912	283,909	269,751
Engineering	44,492	43,273	134,064	129,610
Security	41,449	36,603	118,246	103,397
Lighting	30,657	31,868	97,380	96,506
Other	11,303	14,960	32,528	46,648
Corporate	43	88	276	438

	$569,093	$514,260	$1,684,074	$1,512,935

Operating profit:
Janitorial	$13,859	$12,442	$37,236	$39,612
Parking	2,326	2,077	3,938	4,908
Engineering	2,631	2,626	7,247	7,286
Security	1,897	1,468	4,399	3,728
Lighting	1,373	1,880	3,866	5,884
Other	333	(2,159)	280	(1,387)
Corporate expense	(6,735)	(9,306)	(20,899)	(20,878)

Operating profit	15,684	9,028	36,067	39,153
Gain on insurance claim	—	5,725	—	10,025
Interest expense	(216)	(229)	(503)	(726)

Income from continuing operations before income taxes	$15,468	$14,524	$35,564	$48,452

12. Contingencies

     In September 1999, a former employee filed a gender discrimination lawsuit against the Company. On May 19, 2003, a Washington state court jury awarded $4 million in damages, plus plaintiff’s costs, to the former employee. Upon entry of judgment, the Company will ask the Superior Court, State of Washington, County of Spokane, to set aside the jury verdict and to grant a new trial on some claims and dismiss other claims. The Company will appeal if the court denies these requests. There can be no assurance that the Company will prevail in this matter. The Company, however, believes that the award against the Company was excessive and that the verdict was inconsistent with the law and the evidence. Because the Company believes that the judgment will be reversed upon appeal, the Company has not recorded any liability in its financial statements associated with the judgment.

13. Subsequent Events

     On August 15, 2003, ABM Industries Incorporated completed the sale of substantially all of the operating assets of Amtech Elevator Services, Inc. (a wholly owned subsidiary which represented the Company’s Elevator segment) to Otis Elevator Company, a wholly owned subsidiary of United Technologies

Corporation, pursuant to a Sale Agreement dated as of July 9, 2003. For additional information, see Note 7.

     On August 29, 2003, the Company acquired substantially all of the assets and operations of H.G.O., Inc., d/b/a HGO Services, a provider of janitorial services based in King of Prussia, Pennsylvania. Assets acquired by the Company include key customer accounts in the greater Philadelphia metropolitan area, including locations in New Jersey and Delaware. The total acquisition cost was $12.8 million, plus annual contingent payments of approximately $1.1 million for the three years subsequent to the acquisition date if specified levels of customer accounts are retained, and additional annual contingent payments for the three years subsequent to the acquisition date if financial performance exceeds agreed-upon levels. Of the total initial acquisition cost, $12.4 million was allocated to goodwill and $.4 million to fixed and other assets at the time of acquisition. Contingent payments, if made, will be allocated to goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reclassifications

     On August 15, 2003, ABM Industries Incorporated completed the sale of substantially all of the operating assets of Amtech Elevator Services, Inc. (a wholly owned subsidiary which represented the Company’s Elevator segment) to Otis Elevator Company, a wholly owned subsidiary of United Technologies Corporation, pursuant to a Sale Agreement dated as of July 9, 2003. For additional information, see “Discontinued Operation.”

     The assets and liabilities of the Elevator segment have been classified as held for sale and the operating results and cash flows have been reported as discontinued operation in the accompanying consolidated financial statements. The prior periods presented have been reclassified.

Financial Condition

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company’s liquidity needs. On August 15, 2003, the Company received $112 million in cash proceeds from the sale of substantially all the operating assets of its Elevator segment, Amtech Elevator Services, Inc. See “Discontinued Operation.”

     In April 2003, the Company increased the amount of its syndicated line of credit, which will expire July 1, 2005, to $250 million. As amended, no compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London interbank offered rate (LIBOR) plus a spread of .875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of .00% to .25% or, for overnight to one week, at the interbank offered rate (IBOR) plus a spread of .875% to 1.50%. The spread for LIBOR, PRIME and IBOR borrowings is based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of .200%, as amended, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of July 31, 2003, the total outstanding amount under this facility was $120.8 million in the form of standby letters of credit. The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of July 31, 2003.

     During the nine months ended July 31, 2003 and 2002, operating activities generated net cash of $49.1 million and $63.2 million, respectively. Cash from operations decreased primarily due to greater collection of outstanding accounts receivable balances during the first nine months of 2002 compared to the same period of 2003, higher insurance premium payments during the current nine month period, and effect of the timing of other recurring expense payments. In addition, cash from operations for the nine months ended July 31, 2002 included the receipt of the initial payment of $6.8 million from the September 11th insurance claim.

     Net cash used in investing activities for the nine months ended July 31, 2003 was $26.7 million compared to $54.6 million for the same period last year. Net cash used for the purchase of business for the first nine months of 2003 was $21.1 million, compared to $50.4 million for the same period of 2002, of which $36.9 million was used for the purchase of the operations of Lakeside Building Maintenance in July 2002.

     Net cash used in financing activities was $14.9 million in the nine months ended July 31, 2003, compared to $8.8 million in the nine months ended July 31, 2002. The increase was primarily due to no borrowings in the first nine months of 2003 compared to a net borrowing of $7.5 million (including bank overdraft) in the first nine months of 2002 as well as lower cash provided by common stock issuance. Partially offsetting the increase was the use of only $12.1 million to purchase the Company’s stock in the first nine months of 2003, compared to $16.7 million in the same period last year.

     On September 16, 2001, the Company’s Board of Directors authorized the purchase of up to 2.0 million shares of the Company’s outstanding stock at any time through December 31, 2001, which authorization was later extended through January 31, 2003. As of October 31, 2002, the Company had purchased 1.4 million shares at a cost of $23.6 million (an average price per share of $16.88). In the three months ended January 31, 2003, the Company purchased the remaining 0.6 million shares at a cost of $9.3 million (an average price per share of $15.50).

     On March 11, 2003, the Company’s Board of Directors authorized the purchase of up to 2.0 million shares of the Company’s outstanding stock at any time through December 31, 2003. In the three month ended July 31, 2003, the Company purchased 0.2 million shares at a cost of $2.8 million (an average price per share of $15.97).

     Working capital declined by $4.3 million to $210.8 million at July 31, 2003 from $215.1 million at October 31, 2002. The largest component of working capital consists of trade accounts receivable that totaled $302.9 million at July 31, 2003, compared to $296.6 million at October 31, 2002. These amounts were net of allowances for doubtful accounts of $6.4 million and $5.5 million at July 31, 2003 and October 31, 2002, respectively. As of July 31, 2003, accounts receivable that were over 90 days past due had decreased $4.9 million to $31.8 million (10.5% of the total net outstanding) from $36.7 million (12.4% of the total net outstanding) at October 31, 2002.

     The Company self-insures certain insurable risks such as general liability, automobile property damage, and workers’ compensation. Commercial umbrella policies are obtained to provide for $150 million of coverage above the self-insured retention limits (i.e., deductible). As of November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million to $1.0 million. Effective April 14, 2003, the deductible for California workers’ compensation insurance increased to $2.0 million per occurrence due to general insurance market conditions. While the higher self-insured retention increases the Company’s risk associated with workers’ compensation liabilities, during the history of the Company’s self-insurance program, few claims have exceeded $1.0 million. Despite the higher retention, the price of the 2003 umbrella policies is significantly higher than 2002 and this higher price has been factored into the self-insurance rates charged by the Company to its divisions in 2003. The Company annually retains an outside actuary to review the adequacy of its self-insurance claim reserves.

Insurance Claims Related to the Destruction of the World Trade Center in New York City on September 11, 2001

     The Company had commercial insurance policies covering business interruption, property damage and other losses related to this tragic incident. As previously reported by the Company, the World Trade Center complex in New York was the Company’s largest single job-site with annual sales of approximately $75 million (3% of ABM’s consolidated sales for 2001). The Company provided its insurance carrier, Zurich Insurance, claim information regarding the lost business income and, as described further below, substantially settled the property portion of the claim. As of October 31, 2002, Zurich paid two partial settlements totaling $13.3 million, of which $10 million was for business interruption and $3.3 million for property damage. The Company realized a pretax gain of $10 million in 2002 on the proceeds received.

     In December 2001, Zurich filed a Declaratory Judgment Action in the Southern District of New York claiming the loss of the business profit falls under the policy’s contingent business interruption sub-limit of $10 million. On June 2, 2003, the court ruled on certain summary judgment motions in favor of Zurich. Subsequent to the June ruling, additional rulings by the judge have limited the Company’s recourse under the policy to the amounts paid plus additional amounts related to physical property of ABM located on the WTC premises and certain accounts receivable from customers that could not be collected. Based on a review of the policy and consultation with legal counsel and other specialists, the Company continues to believe that its business interruption claim does not fall under the $10 million sub-limit on contingent business interruption and that Company’s losses under its WTC contracts are eligible for additional business interruption coverage. Therefore, the Company will appeal the judge’s rulings.

Contractual Obligations and Commercial Commitments

     The Company is contractually obligated to make future payments under non-cancelable operating lease agreements. As of July 31, 2003, future contractual payments are as follows:

(In thousands)	Payments Due By Period

Contractual		Less than	1 - 2	4 - 5	After 5
Obligations	Total	1 year	years	years	years

Operating Leases	$196,882	$44,477	$58,883	$33,242	$60,280

     Additionally, the Company has the following commercial commitments:

(In thousands)	Amounts of Commitment Expiration Per Period

Commercial		Less than	1 - 2	4 - 5	After 5
Commitments	Total	1 year	years	years	years

Standby Letters of Credit	$120,757	$120,757	—	—	—
Financial Responsibility Bonds	4,211	4,211	—	—	—

Total	$124,968	$124,968	—	—	—

Acquisitions

     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the first nine months of 2003 are discussed in note 6 to the consolidated financial statements.

Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company’s fiscal year and third quarter which ended on October 31 and July 31, respectively.

Three Months Ended July 31, 2003 vs. Three Months Ended July 31, 2002

     Income from continuing operations for the third quarter of 2003 was $10.6 million ($0.21 per diluted share) compared to $11.9 million ($0.23 per diluted share) for the third quarter of 2002. The decrease of $1.3 million or 11.2% was primarily due to the inclusion of the following items in the results for the third quarter of 2002: pretax gain from insurance claim of $5.7 million and $2.6 million of income tax benefit, partially offset by $7.2 million of pretax charges including $3.1 million of costs associated with senior management changes, $1.0 million write-down of work-in-progress and $3.1 million higher bad debt provision for the third quarter of 2002 compared to the same period in 2003. Declines in operating profits from the Janitorial segment’s Northeast and Northwest regions as well as from the Lighting segment were more than offset by operating profit improvements totaling $2.9 million contributed by acquisitions that did not significantly impact results until after July 31, 2002, primarily Lakeside Building Maintenance (Lakeside) acquired on July 12, 2002, the commercial self-performed janitorial cleaning operations of Horizon National Commercial Services (Horizon) acquired on January 31, 2003, and Valet

Parking Services acquired on April 30, 2003, as well as $0.7 million of tax benefit from the filing of the 2002 state and federal tax returns.

     Sales and other income (hereinafter called sales) for the third quarter of 2003 of $569.1 million increased by $54.8 million or 10.7% from $514.3 million for the third quarter of 2002. Acquisitions that did not significantly impact results until after July 31, 2002 contributed $54.6 million to the sales increase. The remainder of the increase was attributable to new business, partially offset by the impact of contract terminations and declines in sales due to increased real estate vacancies and decreased capital project work and extra services as customers tightened their budgets.

     As a percentage of sales, operating expenses and cost of goods sold were 89.9% for the third quarter of 2003, compared to 89.6% for the third quarter of 2002. Consequently, as a percentage of sales, the Company’s gross profit (sales minus operating expenses and cost of goods sold) of 10.1% in the third quarter of 2003 was lower than the gross profit of 10.4% for the third quarter of 2002. The decline was due primarily to lower margins on new business and declines in sales from higher margin business due to increased vacancies.

     Selling, general and administrative expenses for the third quarter of 2003 were $41.7 million compared to $44.3 million for the corresponding three months of 2002. The decrease in selling, general and administrative expenses was primarily due to $6.2 million of charges included in the selling, general and administrative expenses for the third quarter of 2002. These charges included $3.1 million of costs associated with the elimination of the Chief Administrative Officer position, the early retirement of the former General Counsel, the replacement of the President of ABM Facility Services Division, as well as $3.1 million higher bad debt provision for the third quarter of 2002 compared to the same period in 2003. However, the third quarter of 2003 included $3.6 million of higher selling, general and administrative expenses related to the Lakeside and Horizon acquisitions that did not substantially impact results until after the third quarter of 2002. Additionally, corporate expenses for the third quarter of 2003 included higher directors and officers’ insurance cost. As a percentage of sales, selling, general and administrative expenses decreased to 7.3% for the three months ended July 31, 2003 from 8.6% for the same period in 2002.

     Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was flat at $0.2 million for the third quarters of 2003 and 2002.

     The effective federal and state income tax rate for income from continuing operations was 31.8% for the third quarter of 2003, compared to 18.1% for the third quarter of 2002. Income tax provision for continuing operations for the third quarter of 2002 included a tax benefit of $2.6 million principally from tax liability adjustments made after the filing of the 2001 income tax returns including $0.6 million of benefit from lowering the state tax rate effective in the third quarter of 2002, while the third quarter of 2003 included $0.7 million of tax benefit from the filing of the

2002 state and federal tax returns. The estimated combined federal and state tax rate of 36.3% was used for both the third quarter of 2003 and 2002.

Segment Information

     Under SFAS No. 131 criteria, Janitorial, Parking, Engineering, Security, and Lighting are reportable segments. The Elevator segment was sold on August 15, 2003 and its operating results are reported separately under discontinued operation and are excluded from the table below (see “Discontinued Operation”). All other services are included in the “Other” segment. Corporate expenses are not allocated.

	Three months ended
	July 31,

(In thousands)	2003	2002

Sales and other income:
Janitorial	$343,314	$295,556
Parking	97,835	91,912
Engineering	44,492	43,273
Security	41,449	36,603
Lighting	30,657	31,868
Other	11,303	14,960
Corporate	43	88

	$569,093	$514,260

Operating profit:
Janitorial	$13,859	$12,442
Parking	2,326	2,077
Engineering	2,631	2,626
Security	1,897	1,468
Lighting	1,373	1,880
Other	333	(2,159)
Corporate expense	(6,735)	(9,306)

Operating profit	15,684	9,028
Gain on insurance claim	—	5,725
Interest expense	(216)	(229)

Income from continuing operations before income taxes	$15,468	$14,524

     The results of operations from the Company’s segments for the three months ended July 31, 2003, compared to the same period in 2002, are more fully described below.

     Sales for Janitorial were $47.8 million or 16.2% higher in the third quarter of 2003 than the same quarter of 2002, primarily due to the $49.7 million contribution from Lakeside which was acquired on July 12, 2002 and Horizon acquired on January 31, 2003. The contributions of these acquisitions were partially offset by declines in sales due to the termination of unprofitable jobs in the Northeast and Southeast regions and the termination of a major contract with collection issues in the Northwest region. All regions are affected by their customers’ reduced discretionary expenditures. Sales from new customers, primarily in California and the Kansas, Oklahoma and Texas area also contributed to the increase. Operating profits in the third quarter of 2003 were $1.4 million or 11.4% higher than the same period in 2002 primarily due to $2.6 million of operating profit improvement from Lakeside and Horizon, partially offset by declines in operating profits in certain regions. The most significant declines were in the Northeast, the Northwest and South Central regions. These were partially offset by gains in other regions particularly the Southeast.

     All Janitorial regions were affected by competitive pressures, particularly from non-union companies, leading to the pricing of new business at lower margins and prevented most regions of Janitorial from passing on the full amount of the insurance rate increase for 2003. The Northeast was affected by decline in high margin extra work from existing customers and union contract restrictions which affect the ability to reduce labor in response to higher vacancy in many buildings. The Northwest was affected by $0.2 million in legal expenses from the discrimination trial and post-trial activities as well as higher office building vacancies. The South Central region was affected by pricing pressures from non-union competitors. Favorable results in the Southeast are due to termination of unprofitable jobs and effective labor controls.

     Parking sales increased by $5.9 million or 6.4%, while its operating profits increased $0.2 million or 12.0% during the third quarter of 2003 compared to the third quarter of 2002. The sales increase was primarily attributable to the Valet Parking acquisition which occurred on April 30, 2003 and new business, partially offset by the decline in sales from the hi-tech areas of San Francisco and Seattle where the economic downturn resulted in high office building vacancies, the loss of a major contract in Seattle, and the decline in sales at airport and hotel facilities. The increase in operating profit was primarily due to the increase in sales.

     Engineering sales increased $1.2 million or 2.8% from the third quarter of 2002 to the third quarter of 2003 primarily due to sales from new business offset in part by a $0.7 million decline in sales from existing large customers that have reduced their spending. Operating profits for the third quarter of 2003 were flat compared to the same period last year despite the increase in sales due to higher salaries in New York, Los Angeles and Northern California and a settlement with a competitor firm on a bid-related issue requiring payment while the customer contract is in force.

     Security sales increased $4.8 million or 13.2% in the third quarter of 2003 compared to the same quarter of 2002, due primarily to the award of a national contract from Equity Office Properties on March 1, 2003 which contributed $3.5 million in sales in the third quarter of 2003. The remainder of the sales increase was generated by net new business throughout the country. Operating profits increased by $0.4 million or 29.2% primarily due to higher sales and the ability to absorb new business without increasing overhead expenses.

     Lighting sales decreased $1.2 million or 3.8% during the third quarter of 2003 compared to the third quarter of 2002 and operating profits decreased $0.5 million or 27.0% primarily due to the decline in sales and lower margins on newer jobs. The decline in sales from 2002 was a result of the reduction in energy retrofit projects and the termination of certain national contracts after the third quarter of 2002.

     Sales for the Other segment, which is comprised of CommAir Mechanical Services and ABM Facility Services, were down $3.7 million or 24.4% for the third quarter of 2003 compared to the same period of 2002. The lower sales for the third quarter of 2003 were primarily due to decreased capital project work as customers tightened their budgets and ABM Facility Services’ loss of the Consolidated Freightways account as a result of that company’s bankruptcy in September 2002. The Other segment produced a profit of $0.3 million in the third quarter of 2003 compared to a loss of $2.2 million in the same period last year. Operating loss for the third quarter of 2002 included a $1.0 million write-down of work-in-progress in the Mechanical Division, a $1.3 million bad debt provision in the Facilities Services Division for the Consolidated Freightways account, as well as $0.4 million in costs associated with the replacement of the President of the Facilities Services Division.

     Corporate expenses decreased by $2.6 million in the third quarter of 2003 compared to the same period of 2002. Included in corporate expenses for the third quarter of 2002 was $2.7 million of costs associated with the elimination of the Chief Administrative Officer position and the early retirement of the former General Counsel. Corporate expenses for the third quarter of 2003 included higher directors and officers’ insurance cost compared to the same period last year.

Nine Months Ended July 31, 2003 vs. Nine Months Ended July 31, 2002

     Income from continuing operations for the first nine months of 2003 was $23.6 million ($0.47 per diluted share), a decrease of $9.3 million or 28.5% from the net income of $32.9 million ($0.64 per diluted share) for the first nine months of 2002. The decrease is primarily due to the inclusion of the following items in the results for the first nine months of 2002: $10 million pretax gain from an initial payment of $13.3 million from the September 11th insurance claim and $2.0 million of income tax benefit, partially offset by $6.0 million of pretax charges including $3.1 million of costs associated with senior management changes, $1.0 million write-down of work-in-progress and $1.9 million higher bad debt provision for the first nine months of 2002 compared to the same period in 2003. Furthermore, declines in operating profits from the Janitorial segment, primarily the Northeast and Northwest regions, Lighting and Parking segments contributed to the decrease in income from continuing operations. Partially offsetting the declines were operating profit improvements totaling $8.3 million contributed by the acquisitions of Lakeside, Horizon and Valet Parking Services operations which did not significantly impact results until after July 31, 2002, as well as $0.7 million of tax benefit primarily from the filing of the 2002 state and federal tax returns.

     Sales and other income for the first nine months of 2003 of $1,684.1 million increased by $171.2 million or 11.3% from $1,512.9 million for the first nine months of 2002. Acquisitions that did not significantly impact results until after July 31, 2002 contributed $155 million to the sales increase. The remainder of the increase was attributable to new business, partially offset by the impact of contract terminations and declines in sales due to increased vacancies and decreased project work and extra services as customers tightened their budgets.

     As a percentage of sales, operating expenses and cost of goods sold were 90.3% for the first nine months of 2003, compared to 89.9% for the first nine months of 2002. Consequently, as a percentage of sales, the Company’s gross profit of 9.7% in the first nine months of 2003 was lower than the gross profit of 10.1% for the first nine months of 2002. The decline was due primarily to lower margins on new business, delays in planned terminations of unprofitable contracts in the Northeast region of Janitorial, a decline in sales from higher margin business due to increased vacancies, and higher reimbursements for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit. Additionally, operating expenses for the first nine months of 2003 included higher insurance costs that could not be fully absorbed through increased pricing.

     Selling, general and administrative expenses for the first nine months of 2003 were $127 million compared to $113.6 million for the corresponding period of 2002. Of the $13.4 million increase, $11 million was contributed by the Lakeside and Horizon acquisitions that did not significantly impact results until after the first nine months of 2002. Additionally, corporate expenses for the first nine months of 2003 included higher directors and officers’ insurance costs and professional fees, as well as higher employer contributions to the Company’s 401(k) plan, which was enhanced effective January 1, 2002. However, the first nine months of 2002 also reflected a total of $5.0 million of charges including $3.1 million of costs associated with the elimination of the Chief Administrative Officer position, the early retirement of the Corporate General Counsel, the replacement of the President of ABM Facility Services Division, as well as $1.9 million higher bad debt provision for the first nine months of 2002 compared to the same period in 2003. As a percentage of sales, selling, general and administrative expenses remained at 7.5% for the nine months ended July 31, 2003 from the same period in 2002.

     Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was $0.5 million for the first nine months of 2003 compared to $0.7 million for the same period in 2002. The decrease was primarily due to lower borrowings and interest rates during the first nine months of 2003, compared to the same period in 2002.

     The effective federal and state income tax rate for income from continuing operations was 33.8% for the first nine months of 2003, compared to 32.0% for the same period of 2002. Income tax provision for continuing operations for the first nine months of 2002 included a tax benefit of $2.0 million principally from tax liability adjustments made after the filing of the 2001 income tax returns, while the first nine months of 2003 included $0.7 million of tax benefit from the filing of the 2002 state and federal tax returns. The estimated combined federal and state tax rate of 36.3% was used for both the first nine months of 2003 and 2002.

Segment Information

     Under SFAS No. 131 criteria, Janitorial, Parking, Engineering, Security, and Lighting are reportable segments. The Elevator segment was sold on August 15, 2003 and its operating results are reported separately under discontinued operation and are excluded from the table below (see “Discontinued Operation”). All other services are included in the “Other” segment. Corporate expenses are not allocated.

	Nine months ended
	July 31,

(In thousands)	2003	2002

Sales and other income:
Janitorial	$1,017,671	$866,585
Parking	283,909	269,751
Engineering	134,064	129,610
Security	118,246	103,397
Lighting	97,380	96,506
Other	32,528	46,648
Corporate	276	438

	$1,684,074	$1,512,935

Operating profit:
Janitorial	$37,236	$39,612
Parking	3,938	4,908
Engineering	7,247	7,286
Security	4,399	3,728
Lighting	3,866	5,884
Other	280	(1,387)
Corporate expense	(20,899)	(20,878)

Operating profit	36,067	39,153
Gain on insurance claim	—	10,025
Interest expense	(503)	(726)

Income from continuing operations before income taxes	$35,564	$48,452

     The results of operations from the Company’s segments for the nine months ended July 31, 2003, compared to the same period in 2002, are more fully described below.

     Sales for Janitorial were $151.1 million or 17.4% higher in the first nine months of 2003 than the same period of 2002, primarily due to the $150.2 million contribution from Lakeside acquired on July 12, 2002 and Horizon acquired on January 31, 2003. The remainder of the increase was attributable to new business, partially offset by the termination of unprofitable jobs in the Northeast and Southeast regions, the termination of a major contract due to collection issues in the Northwest region and declines in sales from existing contracts due to increased vacancies and decreased tag work or extra services as customers tightened their budgets. Operating profits in the first nine months of 2003 were $2.4 million or 6.0% lower than the same period in 2002 primarily due to the $7.7 million and $1.9 million decline in operating profits in the Northeast and Northwest regions, respectively, which was partially offset by $7.9 million of operating profit improvement from Lakeside and Horizon. The decline in operating profits in the Northwest region of Janitorial was due to the loss of a major contract, reduced revenues from existing contracts and higher legal fees primarily due to a gender discrimination lawsuit filed against the Company by a former employee.

     In September 1999, a former employee filed a gender discrimination lawsuit against the Company. On May 19, 2003, a Washington state court jury awarded $4 million in damages, plus plaintiff’s costs, to the former employee. Upon entry of judgment, the Company will ask the Superior Court, State of Washington, County of Spokane, to set aside the jury verdict and to grant a new trial on some claims and dismiss other claims. The Company will appeal if the court denies these requests. There can be no assurance that the Company will prevail in this matter. The Company, however, believes that the award against the Company was excessive and that the verdict was inconsistent with the law and the evidence. Because the Company believes that the judgment will be reversed upon appeal, the Company has not recorded any liability in its financial statements associated with the judgment.

     The decline in operating profits in the Northeast region of Janitorial, especially in New York City, was primarily due to new business priced at lower margins as a result of competitive pressures and a decline in sales from higher margin business due to increased vacancies. The benefit of terminating unprofitable contracts has been offset by loss of profitable building contracts. Further, first quarter 2002 results for New York City operations benefited from the extra clean-up work performed following the September 11th attacks. The region’s operating profits for the first nine months of 2003 included higher unused sick leave payments, legal fees related to a lawsuit in connection with the collection of outstanding amounts from a large former customer, and costs associated with implementing management changes in this region.

     Parking sales increased by $14.2 million or 5.2%, while its operating profits decreased by $1.0 million or 19.8% during the first nine months of 2003 compared to the first nine months of 2002. The sales increase included the sales from the Valet Parking acquisition which occurred on April 30, 2003, as well as $8.5 million of higher reimbursements for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit. These sales increases were partially offset by declines in sales from the hi-tech areas of San Francisco and Seattle where the economic downturn resulted in high office building vacancies, the loss of a major contract in Seattle, and the declines in sales at airport and hotel facilities. The decrease in operating profits was primarily due to increased insurance costs which could not be fully absorbed through increased pricing, and the adverse effect of the war against Iraq and the Severe Acute Respiratory Syndrome (SARS) on sales at airport and hotel facilities.

     Engineering sales increased $4.5 million or 3.4% during the first nine months of 2003 compared to the first nine months of 2002 primarily due to sales from new business offset in part by a $5.5 million decline in sales from existing large customers that have reduced their spending. Operating profits decreased by $39,000 or 0.5% from the first nine months of 2002 to the first nine months of 2003 primarily due to higher salaries in New York, Los Angeles and Northern California, a settlement with a competitor firm on a bid-related issue requiring payment while the customer contract is in force, and consulting costs associated with a study to assist Engineering to expand into new markets and broaden the scope of its services.

     Security sales increased $14.8 million or 14.4% for the nine months of 2003 compared to the same period in 2002 primarily due to an increase of $9.5 million in the sales contributed by the operations acquired from Triumph Security on January 26, 2002 and Foulke Security on February 28, 2002. In addition, the award of a national contract from Equity Office Properties (EOP) added $5.3 million in sales for the first nine months of 2003. Operating profits increased by $0.7 million or 18.0% due to increased sales and tight control over operating expenses, partially offset by start-up costs incurred in the first nine months of 2003 related to the new jobs acquired from EOP.

     Lighting sales increased $0.9 million or 0.9% during the nine months of 2003 compared to the same period of 2002, while operating profits decreased by $2.0 million or 34.3%, despite slightly higher margins, primarily due to higher selling, general and administrative expenses particularly in the Northeast and North Central regions. The decline in operating profits was partially offset by a $0.3 million gain recognized in the first quarter of 2003 related to the early termination of a contract. Increase in sales was primarily due to increased project work, partially offset by the termination of certain national contracts during the first nine months of 2003. The Northeast and North Central regions hired additional managers in several branches and incurred higher labor-related costs due to training and double management during the transition.

     Sales for the Other segment were down $14.1 million or 30.3% for the first nine months of 2003 compared to the same period of 2002. The lower sales for the third quarter of 2003 were primarily due to decreased capital project work as customers tightened their budgets and ABM Facility Services’ loss of the Consolidated Freightways account in September 2002. The Other segment produced a profit of $0.3 million in the first nine months of 2003 compared to a loss of $1.4 million in the same period last year. Operating loss for the first nine months of 2002 included a $1.0 million write-down of work-in-progress in the Mechanical Division, a $1.3 million bad debt provision in the Facilities Services Division for the Consolidated Freightways account, as well as $0.4 million in costs associated with the replacement of the President of the Facilities Services Division.

     Corporate expenses for the first nine months of 2003 were essentially flat with the same period of 2002. However, the first nine months of 2002 included $2.7 million of costs associated with the elimination of the Chief Administrative Officer position and the early retirement of the former General Counsel. Corporate expenses for the first nine months of 2003 reflect higher premiums paid for directors and officers’ liability insurance, higher professional fees including expenses related to the due diligence performed for a proposed acquisition that was not completed, and increased expenses related to the use of outside counsel while in the process of hiring a General Counsel. The new General Counsel was hired on May 1, 2003.

Discontinued Operation

     On July 9, 2003, ABM Industries Incorporated entered into a Sale Agreement with Otis Elevator Company, a wholly owned subsidiary of United Technologies Corporation (“Otis”), to sell substantially all of the operating assets of Amtech Elevator Services, Inc. (a wholly owned subsidiary which represented the Company’s Elevator segment) to Otis. On August 15, 2003, the sale was completed. The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a license to the name “Amtech Elevator Services.” The consideration paid to the Company in connection with the sale was $112 million in cash, subject to certain adjustments, and assumption of trade payables and accrued liabilities.

     The assets and liabilities of the Elevator segment have been segregated and classified as held for sale and the operating results and cash flows have been reported as discontinued operation in the accompanying consolidated financial statements. Income taxes have been allocated using the estimated combined federal and state tax rates applicable for each of the periods presented. The prior periods presented have been reclassified.

     The operating results of the discontinued operation for the three and nine months ended July 31, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

(In thousands)	2003	2002	2003	2002

Revenues	28,270	$29,492	83,744	$84,219

Income before income taxes	1,912	1,202	3,906	2,726
Income taxes	730	459	1,492	1,041

Net income	$1,182	$743	$2,414	$1,685

Subsequent Events

     On August 15, 2003, ABM Industries Incorporated completed the sale of substantially all of the operating assets of Amtech Elevator Services, Inc. (a wholly owned subsidiary which represented the Company’s Elevator segment) to Otis Elevator Company, a wholly owned subsidiary of United Technologies

Corporation, pursuant to a Sale Agreement dated as of July 9, 2003. For additional information, see “Discontinued Operation.”

     On August 29, 2003, the Company acquired substantially all of the assets and operations of H.G.O., Inc., d/b/a HGO Services, a provider of janitorial services based in King of Prussia, Pennsylvania. Assets acquired by the Company include key customer accounts in the greater Philadelphia metropolitan area, including locations in New Jersey and Delaware. The total acquisition cost was $12.8 million, plus annual contingent payments of approximately $1.1 million for the three years subsequent to the acquisition date if specified levels of customer accounts are retained, and additional annual contingent payments for the three years subsequent to the acquisition date if financial performance exceeds agreed-upon levels. Of the total initial acquisition cost, $12.4 million was allocated to goodwill and $.4 million to fixed and other assets at the time of acquisition. Contingent payments, if made, will be allocated to goodwill.

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

     In November 2002, FASB issued Financial Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002 while the disclosure requirements are effective for interim and annual periods ending after December 15, 2002. At July 31, 2003, the Company has no guarantees to disclose under FIN 45.

     In November 2002, the EITF issued a final consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides accounting guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Management does not expect this statement to have a material effect on the Company’s results of operations or financial condition.

     In November 2002, the EITF issued a final consensus on EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. EITF Issue No. 02-16 provides accounting guidance on how a customer (end user) and a reseller should characterize certain consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. EITF Issue No. 02-16 is effective for fiscal periods beginning after December 15, 2002 for resellers, with early application permitted, while for customers it is effective prospectively for arrangements entered into after November 21, 2002. Management does not expect this statement to have a material effect on the Company’s results of operations or financial condition.

     In January 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003; and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Analysis of the Company’s interest in variable interest entities at July 31, 2003 indicates that no consolidation will be required. The application of FIN 46 is not expected to have a material effect on the Company’s results of operations or financial condition.

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

     Deferred Income Tax Asset Valuation Allowance: Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. At July 31, 2003, the net deferred tax asset was $68.7 million and no valuation allowance was recorded. Should future income be less than anticipated, the net deferred tax asset may not be recoverable.

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

     The Company is currently involved in two proceedings relating to environmental matters: one involving alleged potential soil contamination at a former Company facility in Arizona and one involving alleged potential soil and groundwater contamination at a Company facility in Florida. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that neither of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows. As any liability related to these claims is neither probable nor estimable, no accruals have been made related to these matters.

     Three other proceedings related to environmental matters that existed at October 31, 2002 were resolved in the first nine months of 2003. In the second quarter a settlement agreement was executed and a payment of $0.1 million was made for one proceeding, which involved alleged potential soil contamination at a former parking facility leased by the Company in Washington.

     In the third quarter of 2003, two proceeding were resolved. One involved alleged potential soil and groundwater contamination at a former dry-cleaning facility leased by the Company in Nevada and a settlement payment of $0.5 million was made. The other involved alleged potential soil and groundwater contamination at a third party recycling center in Southern California and a settlement payment of $21,000 was made.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, as such, are not subject to material foreign currency exchange rate risk. The Company has no outstanding debt. Although the Company had over $25 million in cash equivalents at July 31, 2003, market rate risk associated with falling interest rates in the United States is not material.

Item 4. Controls and Procedures

     The Company’s principal executive officer and principal financial officer have concluded that the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) were adequate as of the end of the period covered by this quarterly report, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

     No change in the Company’s internal control over financial reporting was identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In September 1999, a former employee filed a gender discrimination lawsuit against the Company. On May 19, 2003, a Washington state court jury awarded $4 million in damages, plus plaintiff’s costs, to the former employee. Upon entry of judgment, the Company will ask the Superior Court, State of Washington, County of Spokane, to set aside the jury verdict and to grant a new trial on some claims and dismiss other claims. The Company will appeal if the court denies these requests. There can be no assurance that the Company will prevail in this matter. The Company, however, believes that the award against the Company was excessive and that the verdict was inconsistent with the law and the evidence. Because the Company believes that the judgment will be reversed upon appeal, the Company has not recorded any liability in its financial statements associated with the judgment.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

Exhibit 3.2	-	Bylaws as amended June 10, 2003

Exhibit 31.1	-	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	-	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	-	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

     The Company furnished a report on Form 8-K dated May 20, 2003 pursuant to Item 9, which reported the Company’s intent to appeal a Washington State court jury’s decision to award $4 million in damages to a former employee because it is inconsistent with the law and the facts of the case. ABM also announced the jury verdict in its favor in the second employment case being tried in the same court.

     The Company filed a report on Form 8-K dated June 10, 2003 pursuant to Item 5, which announced the declaration of its quarterly dividend and furnished in the same report pursuant to Item 12 its financial results related to the second quarter of fiscal year 2003.

     The Company filed a report on Form 8-K dated July 9, 2003 pursuant to Item 5, which contained the Company’s announcement that it had entered into a Sale Agreement with Otis Elevator Company to sell substantially all of the operating assets of its wholly owned subsidiary, Amtech Elector Services, Inc., to Otis Elevator Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

September 10, 2003	/s/ George B. Sundby George B. Sundby Senior Vice President and Chief Financial Officer Principal Financial Officer

September 10, 2003	/s/ Maria Placida Y. de la Peña Maria Placida Y. de la Peña Vice President and Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.2	Bylaws as amended June 10, 2003

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002