Form 10-K
period 2003-10-31
ABM INDUSTRIES INC /DE/
filed 2004-01-14
CIK 771497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2003

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

Registrant’s telephone number, including area code: (415) 733-4000

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes X  No

As of April 30, 2003 (the last business day of registrant’s most recently completed second fiscal quarter), non-affiliates of the registrant beneficially owned shares of the registrant’s common stock with an aggregate market value of $541,504,655, computed by reference to the price at which the common stock was last sold.

As of December 31, 2003, there were 48,530,777 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

ABM Industries Incorporated

Form 10-K
For the Fiscal Year Ended October 31, 2003

PART I

ITEM 1. BUSINESS

       ABM Industries Incorporated (“ABM”) is one of the largest facility services contractors listed on the New York Stock Exchange. With annual revenues in excess of $2.2 billion and more than 64,000 employees, ABM and its subsidiaries (the “Company”) provide janitorial, parking, engineering, security, lighting and mechanical services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities in the United States and British Columbia, Canada.

      The Company also provided elevator services until August 15, 2003, on which date substantially all of the operating assets of Amtech Elevator Services, Inc., a wholly-owned subsidiary of ABM (“Amtech Elevator”), were sold to Otis Elevator Company, a wholly-owned subsidiary of United Technologies Corporation (“Otis Elevator”). See “Discontinued Operation” contained in Item 7.

      ABM was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909. The corporate headquarters of the Company is located at 160 Pacific Avenue, Suite 222, San Francisco, California 94111, and the Company’s telephone number at that location is (415) 733-4000. The Company’s Website is www.abm.com. Through a link on the Investor Relations section of the Company’s Website, the following filings are made available as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: (1) Annual Reports on Form 10-K, (2) Quarterly Reports on Form 10-Q, (3) Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as (4) the Section 16 filings by ABM’s directors and executive officers. All such filings are available free of charge. In addition, ABM makes available on its Website certain materials related to its corporate governance.

Industry Information

      The Company conducts business through a number of subsidiaries, which are grouped into seven segments based on the nature of the business operations. The operating subsidiaries within each segment generally report to the same senior management. Referred to collectively as the “ABM Family of Services,” at October 31, 2003 the seven segments were:

         • Janitorial

         • Parking
         • Engineering
         • Security
         • Lighting
         • Mechanical
         • Facility Services

     The Company also provided elevator services until August 15, 2003 when it sold substantially all of the operating assets of its Elevator segment. See “Discontinued Operation” contained in Item 7.

      The business activities of the Company by industry segment, as they existed at October 31, 2003, are more fully described below.

      • Janitorial. The Company performs janitorial services through a number of the Company’s subsidiaries, primarily operating under the names “ABM Janitorial Services,” “American Building Maintenance” and “ABM Lakeside Building Maintenance.” The Company provides a wide range of basic janitorial services for a variety of facilities, including commercial office buildings, industrial plants, financial institutions, retail stores, shopping centers, warehouses, airport terminals, health and educational facilities, stadiums and arenas, and government buildings. Services provided include floor cleaning and finishing, window washing, furniture polishing, carpet cleaning and dusting, as well as other building cleaning services. The Company’s Janitorial subsidiaries maintain 111 offices in 42 states, the District of Columbia and one Canadian province, and operate under thousands of individually negotiated building maintenance contracts, nearly all of which are obtained by competitive bidding. The Company’s Janitorial contracts are either fixed-price agreements or they contain clauses under which the customer agrees to reimburse the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage. Generally, profit margins on maintenance contracts tend to be inversely proportional to the size of the contract. The majority of Janitorial contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice and contain automatic renewal clauses.

      • Parking. The Company provides parking services through a number of subsidiaries, primarily operating under the names “Ampco System Parking” “Ampco System Airport Parking” and “Ampco Express Airport Parking.” The Company’s Parking

subsidiaries maintain 28 offices and operate in 30 states. The Company operates approximately 1,700 parking lots and garages, including, but not limited to, the following airports: Austin, Texas; Buffalo, New York; Denver, Colorado; Honolulu, Hawaii; Orlando, Florida; and San Francisco, California. In conjunction with its on-airport parking services, the Company also operates off-airport parking facilities in Philadelphia, Pennsylvania; Houston and Dallas, Texas; Los Angeles and San Diego, California, and parking shuttle bus services at 13 locations. Approximately 40% of the lots and garages are leased and 60% are operated through management contracts for third parties. The lease terms generally range from 3 to 20 years and usually contain provisions for renewal options. Leases which expire may continue on a month-to-month basis or may be replaced by similar leases. Many leases contain provisions for contingent rentals based on revenues. Management contracts contain clauses under which the customer agrees to reimburse the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage.

      • Engineering. The Company provides engineering services through a number of subsidiaries, primarily operating under the name “ABM Engineering Services.” The Company provides facilities with on-site engineers to operate, maintain and repair electrical, energy management, mechanical and plumbing systems utilizing in part computerized maintenance management systems. These services are designed to maintain equipment at optimal efficiency for customers such as high-rise office buildings, schools, computer centers, shopping malls, manufacturing facilities, museums and universities. The Company’s Engineering subsidiaries operate in 23 states through 13 branch and regional offices, five of which are in California and one each in Arizona, Colorado, Florida, Illinois, Massachusetts, New York, Pennsylvania and Texas. The majority of Engineering contracts contain clauses under which the customer agrees to reimburse the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage. Additionally, the majority of Engineering contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice. ABM Engineering Services Company, a wholly-owned subsidiary has maintained ISO 9002 Certification for the past five years, the only national engineering services provider of on-site operating engineers to earn this prestigious designation. ISO is a quality standard comprised of a rigorous set of guidelines and good business practices against which companies are evaluated through a comprehensive independent audit process.

      • Security. The Company provides security services through a number of subsidiaries, primarily operating under the names “American Commercial Security Services,” “ACSS” and “ABM Security Services.” The Company provides security guards; electronic monitoring of fire, life safety systems and access control devices; and security consulting services to a wide range of businesses. The Company’s Security subsidiaries maintain 25 offices and operates in the major metropolitan areas of Phoenix, Arizona; Los Angeles, Sacramento, San Diego, San Francisco and Santa Clara, California; Chicago, Illinois; New Orleans, Louisiana; Minneapolis, Minnesota; Portland, Oregon; Houston, Dallas, Fort Worth, Austin and San Antonio, Texas; Seattle, Washington; New York City, New York; and Philadelphia and Pittsburgh, Pennsylvania. The sales under the majority of Security contracts are based on actual hours of service at contractually specified rates. Additionally, the majority of Security contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice and contain automatic renewal clauses.

      • Lighting. The Company provides lighting services through a number of subsidiaries, primarily operating under the name “Amtech Lighting Services.” The Company provides relamping, fixture cleaning, and periodic lighting maintenance service to a variety of commercial, industrial and retail facilities. The Company’s Lighting subsidiaries also repair and maintain electrical outdoor signage, and provide electrical service and repairs. The Company’s Lighting subsidiaries operate 27 offices, eight of which are located in California, four in Texas, two in North Carolina, and one office in each of the following states: Alabama, Arizona, Florida, Georgia, Illinois, Kentucky, Louisiana, Minnesota,

Nevada, New Jersey, New York, Oregon and Washington. Lighting contracts are either fixed-price agreements or time and materials based where the customer is billed according to actual hours of service and materials used at contractually specified prices. Contracts range from one to six years, but the majority are subject to termination by either party after 30 to 90 days’ written notice. Most maintenance agreements involving initial services, such as relamping and fixture cleaning, include cancellation penalties.

      • Mechanical. The Company provides mechanical services through a number of subsidiaries, primarily operating under the names “CommAir Mechanical Services” and “CommAir Preferred Mechanical Services.” The Company installs, maintains and repairs heating, ventilation and air conditioning and refrigeration equipment, performs chemical water treatment and provides energy conservation services for commercial, industrial and institutional facilities. The Company’s Mechanical subsidiaries maintain nine offices, eight of which are located in California and one in Phoenix, Arizona. Mechanical contracts are either fixed-price agreements or time and materials based where the customer is billed according to actual hours of service and materials used at contractually specified prices. The majority of such contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice. Contracts for projects, however, typically cannot be cancelled.

      • Facility Services. The Company provides facility services through a number of subsidiaries, primarily operating under the name “ABM Facility Services.” The Company provides customers with streamlined, centralized control and coordination of multiple facility service needs. This process is consistent with the greater competitive demands on corporate organizations to become more efficient in the business market today. By leveraging the core competencies of the Company’s other service offerings, the Company attempts to reduce overhead (such as redundant personnel) for its customers by providing multiple services under a single contract, with one contact and one invoice. Its National Service Call Center provides centralized dispatching, emergency services, accounting and related reports to financial institutions, high-tech companies and other customers regardless of industry or size. Facility Services is headquartered in San Francisco, where it also maintains its National Service Call Center.

      Additional information relating to the Company’s industry segments appears in Note 13 of Notes to Consolidated Financial Statements.

Trademarks

      The Company believes that it owns or is licensed to use all corporate names, tradenames, trademarks, service marks, copyrights, patents and trade secrets which are material to the Company’s operations.

Competition

      The Company believes that each aspect of its business is highly competitive, and that such competition is based primarily on price and quality of service. The Company provides nearly all its services under contracts originally obtained through competitive bidding. The low cost of entry to the facilities services business has led to strongly competitive markets made up of large numbers of mostly regional and local owner-operated companies, located in major cities throughout the United States and in British Columbia, Canada (with particularly intense competition in its janitorial business in the Southeast and South Central regions of the United States). The Company also competes with the operating divisions of a few large, diversified facility service and manufacturing companies on a national basis. Indirectly, the Company competes with building owners and tenants that perform internally one or more of the services provided by the Company. These building owners and tenants might have a competitive advantage when the Company’s services are subject to sales tax and internal operations are not. Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could inhibit the Company’s success in bidding for profitable business and its ability to increase prices even as costs rise, thereby reducing margins.

Sales and Marketing

      The Company’s sales and marketing efforts are conducted by its corporate, subsidiary, region, branch and district offices. Sales, marketing, management and operations personnel in each of these offices participate directly in selling and servicing customers. The broad geographic scope of these offices enables the Company to provide a full range of facility services through intercompany sales referrals, multi-service “bundled” sales and national account sales. The Company also has designated a nationwide group of “ABM Family of Services” executives to market all of the Company’s facility services capabilities.

      The Company has a broad customer base, including, but not limited to, commercial office buildings, industrial plants, financial institutions, retail stores, shopping centers, warehouses, airports, health and educational facilities, stadiums and arenas, government buildings, apartment complexes, and theme parks. No customer accounted for more than 5% of its revenues during the fiscal year ended October 31, 2003.

Employees

      The Company employs over 64,000 persons, of whom the vast majority are service employees who perform janitorial, parking, engineering, security, lighting and mechanical services. Approximately 28,000 of these employees are covered under collective bargaining agreements at the local level. There are about 3,700 employees with executive, managerial, supervisory, administrative, professional, sales, marketing or clerical responsibilities, or other office assignments.

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

      Three other environmental proceedings were settled during fiscal year 2003 for approximately $0.6 million.

Executive Officers of the Registrant

      The executive officers of ABM are as follows:

		Principal Occupations and Business Experience
Name	Age	During Past Five Years

Henrik C. Slipsager	49	President & Chief Executive Officer and a Director of ABM since November 2000; Executive Vice President of ABM and President of ABM Janitorial Services, from November 1999 through October 2000; Senior Vice President of ABM from March 1998 through October 1999; Executive Vice President of ABM Janitorial Services from January 1997 through October 1999.
Jess E. Benton III	63	Chief Operating Officer of ABM since November 2000; Executive Vice President since November 1999; Senior Vice President from July 1994 through October 1999.
James P. McClure	46	Executive Vice President of ABM since September 2002; President of ABM Janitorial Services since November 2000; Senior Vice President of ABM Janitorial Services from July 1997 through October 2000.
Linda S. Auwers	56	Senior Vice President, General Counsel & Secretary of ABM since May 2003; Vice President, Deputy General Counsel and Secretary of Compaq Computer Corporation from May 2001 through May 2002; Vice President, Secretary and Associate General Counsel of Compaq Computer Corporation from September 1999 to April 2001; Vice President and Assistant General Counsel of Compaq Computer Corporation from 1995 to September 1999.
Donna M. Dell	55	Senior Vice President of Human Resources of ABM since November 1999; Chief Employment Counsel since April 1997; Vice President of Human Resources from July 1994 through October 1999.
George B. Sundby	52	Senior Vice President & Chief Financial Officer of ABM since June 2001; Senior Vice President & Chief Financial Officer of Transamerica Finance Corporation from September 1999 through March 2001; Vice President of Financial Planning and Analysis of Transamerica Corporation from January 1995 through March 2001.
Gary R. Wallace	54	Senior Vice President of ABM, Director of Business Development & Chief Marketing Officer since November 2000; Senior Vice President of ABM Janitorial Services from September 1995 through October 2000.
Steven M. Zaccagnini	42	Senior Vice President of ABM since September 2002; President of CommAir Mechanical Services since September 2002; President of ABM Facility Services since April 2002; Senior Vice President of Jones Lang LaSalle from April 1995 through February 2002.
Maria De Martini	44	Vice President, Controller & Chief Accounting Officer of ABM since July 2001; Controller of Vectiv Corporation from March 2001 through June 2001; Assistant Controller of Transamerica Finance Corporation from December 1999 through March 2001; Director of Accounting of Transamerica Corporation from December 1997 through November 1999.
David L. Farwell	42	Vice President & Treasurer of ABM since August 2002; Treasurer of JDS Uniphase Corporation from December 1999 through April 2002; Assistant Treasurer of Acuson Corporation from October 1997 through December 1999.

ITEM 2. PROPERTIES

       The Company has corporate, subsidiary, regional, branch or district offices in over 220 locations throughout the United States and in British Columbia, Canada. Fourteen of these facilities are owned by the Company. At October 31, 2003, the real estate owned by the Company had an aggregate net book value of $3.4 million and was located in: Phoenix, Arizona; Fresno, California; Jacksonville and Tampa, Florida; Portland, Oregon; Arlington, Houston and San Antonio, Texas; and Kennewick, Seattle, Spokane and Tacoma, Washington.

      Rental payments under long and short-term lease agreements amounted to $96.9 million for the fiscal year ended October 31, 2003. Of this amount, $64.2 million in rental expense was attributable to public parking lots and garages leased and operated by Parking. The remaining expense was for the rental or lease of office space, computers, operating equipment and motor vehicles.

ITEM 3. LEGAL PROCEEDINGS

       In September 1999, a former employee filed a gender discrimination lawsuit against ABM in the state of Washington. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court, in the case named Forbes v. ABM, awarded $4.0 million in damages, and the court later awarded costs of $0.7 million to the former employee. In addition, the court may award the plaintiff up to $0.8 million to mitigate the federal tax impact of the plaintiff’s award (the Washington Supreme Court is currently deciding whether amounts to mitigate federal tax consequences may be awarded in wrongful termination cases). ABM will appeal the jury’s verdict to the State Court of Appeals as well as the award of costs on the grounds that it was denied a fair trial. There can be no assurance that ABM will prevail in this matter. ABM, however, believes that the award against ABM was excessive and that the verdict was inconsistent with the law and the evidence. Because ABM believes that the judgment will be reversed upon appeal, ABM has not recorded any liability in its financial statements associated with the judgment. However, as of October 31, 2003, ABM has incurred and recorded legal fees of $0.1 million associated with the appeal. These fees, which include the cost of a new trial, are expected to total approximately $0.4 million.

      The Company and some of its subsidiaries have been named defendants in certain other litigation arising in the ordinary course of business. In the opinion of management, based on advice of legal counsel, such matters should have no material effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       ABM’s common stock is listed on the New York Stock Exchange. The following table sets forth the high and low intra-day prices of ABM’s common stock on the New York Stock Exchange and quarterly cash dividends declared on common shares for the periods indicated:

	Fiscal Quarter

	First	Second	Third	Fourth	Year

Fiscal Year 2003
Price range of common stock:
High	$16.36	$16.34	$16.73	$16.57	$16.73
Low	$13.50	$12.50	$13.25	$13.94	$12.50
Dividends declared per share	$0.095	$0.095	$0.095	$0.095	$0.38
Fiscal Year 2002
Price range of common stock:
High	$16.40	$19.43	$19.75	$17.69	$19.75
Low	$13.36	$14.88	$14.00	$12.92	$12.92
Dividends declared per share	$0.09	$0.09	$0.09	$0.09	$0.36

      At December 31, 2003, there were 4,199 registered holders of ABM’s common stock, in addition to stockholders in street name. To the Company’s knowledge, there are no current factors that are likely to materially limit the Company’s ability to pay comparable dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is derived from the Company’s consolidated financial statements for each of the years in the five-year period ended October 31, 2003. It should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

Years ended October 31,	2003	2002	2001	2000	1999
(in thousands, except per share data and ratios)

Operations (1) and (2)
Revenues
Sales and other income	$2,262,476	$2,068,058	$2,027,800	$1,879,450	$1,701,532
Gain on insurance claim	—	10,025	—	—	—

	2,262,476	2,078,083	2,027,800	1,879,450	1,701,532

Expenses
Operating expenses and cost of goods sold	2,035,731	1,855,980	1,820,081	1,666,250	1,504,626
Selling, general and administrative	171,135	156,042	144,927	133,013	124,605
Interest	758	1,052	2,600	3,319	1,959
Goodwill amortization (3)	—	—	12,065	11,006	9,569

	2,207,624	2,013,074	1,979,673	1,813,588	1,640,759

Income from continuing operations before income taxes	54,852	65,009	48,127	65,862	60,773
Income taxes	18,454	20,951	18,259	25,747	25,078

Income from continuing operations	36,398	44,058	29,868	40,115	35,695
Income from discontinued operation, net of income taxes	2,560	2,670	2,958	4,228	3,972
Gain on sale of discontinued operation, net of income taxes	51,500	—	—	—	—

Net income	$90,458	$46,728	$32,826	$44,343	$39,667

Net income per common share — Basic
Income from continuing operations	$0.74	$0.90	$0.62	$0.88	$0.80
Income from discontinued operation	0.05	0.05	0.06	0.09	0.09
Gain on sale of discontinued operation	1.05	—	—	—	—

	$1.84	$0.95	$0.68	$0.97	$0.89

Net income per common share — Diluted
Income from continuing operations	$0.73	$0.86	$0.59	$0.83	$0.74
Income from discontinued operation	0.05	0.06	0.06	0.09	0.08
Gain on sale of discontinued operation	1.03	—	—	—	—

	$1.81	$0.92	$0.65	$0.92	$0.82

Average common and common equivalent shares
Basic	49,065	49,116	47,598	45,102	44,134
Diluted	50,004	51,015	50,020	47,418	47,496

Financial Statistics
Dividends declared per common share	$0.38	$0.36	$0.33	$0.31	$0.28
Stockholders’ equity	$444,036	$386,670	$361,177	$316,309	$276,951
Common shares outstanding	48,367	48,997	48,778	45,998	44,814
Stockholders’ equity per common share (4)	$9.18	$7.89	$7.40	$6.88	$6.18
Working capital	$243,957	$215,070	$229,542	$224,199	$184,279
Net operating cash flows from continuing operations	$53,720	$100,020	$66,069	$19,242	$32,157
Current ratio	1.95	1.95	1.97	2.05	2.01
Long-term debt (less current portion)	$—	$—	$942	$36,811	$28,903
Redeemable cumulative preferred stock	$—	$—	$—	$6,400	$6,400
Total assets	$795,983	$704,939	$683,100	$641,985	$563,384
Assets held for sale	$—	$32,136	$41,362	$37,283	$32,162
Trade accounts receivable — net	$287,906	$296,634	$336,512	$325,799	$268,812
Goodwill	$201,866	$164,009	$109,292	$105,308	$101,292
Property, plant and equipment — net	$30,123	$35,846	$42,425	$40,149	$34,681
Capital expenditures	$11,621	$7,345	$16,667	$18,327	$19,097
Depreciation and intangible amortization	$14,829	$14,955	$13,823	$12,010	$10,556

     (1) Certain prior year amounts have been reclassified to conform to the current year presentation. The results from operations of the Company’s Elevator segment, which was sold on August 15, 2003, have been classified as income from discontinued operation and the assets and liabilities have been classified as held for sale in the accompanying consolidated financial statements and this table.

     (2) The World Trade Center represented the Company’s largest worksite; its destruction has directly and indirectly impacted subsequent Company results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     (3) In 2002, the Company adopted SFAS No. 142 under which goodwill is no longer amortized, but is subject to at least an annual assessment for impairment.

     (4) Stockholders’ equity per common share is calculated by dividing stockholders’ equity at the end of the fiscal year by the number of shares of common stock outstanding at that date. This calculation may not be comparable to similarly titled measures reported by other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained in Item 8, “Financial Statements and Supplementary Data.” All information in the discussion and references to the years are based on the Company’s fiscal year that ends on October 31.

Overview

      The Company provides janitorial, parking, engineering, security, lighting and mechanical services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities in the United States and British Columbia, Canada. The Company also provided elevator services until August 15, 2003, when it sold substantially all of the operating assets of its Elevator segment (see “Discontinued Operation”). The largest segment of the Company’s business is Janitorial which generated over 60% of the Company’s sales and other income from continuing operations (hereinafter called “sales”) and over 64% of its operating profit before corporate expenses for fiscal 2003.

      The Company’s sales are substantially based on the performance of labor-intensive services at contractually specified prices. Janitorial and other maintenance service contracts are either fixed-price or “cost-plus” (i.e., the customer agrees to reimburse the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage). The majority of the Company’s contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice. In addition to services defined within the scope of the contract, the Company also generates sales from extra services where the customer might require additional cleaning or emergency repair services.

      Sales have historically been the major source of cash for the Company while payroll expenses, which are directly related to sales, have been the largest use of cash. Hence operating cash flows significantly depend on the sales level and timing of collections, as well as the quality of the customer receivable. The timing and level of the payments to suppliers and other vendors, as well as the magnitude of self-insured claims, also affect operating cash flows. The Company’s management views operating cash flows as a good indicator of financial strength. Strong operating cash flows provide opportunities for growth both internally and through acquisitions.

      The Company faces many challenges that affect its sales and profitability. Recent results have been negatively influenced by declines in office building occupancy, weakness in airline travel and the hospitality industry and a slowdown in capital investment by customers. In the long run, achieving the desired levels of sales and profitability will depend on the Company’s ability to retain more customers than it loses, at acceptable profit margins, in the face of competition, particularly from privately-owned companies that typically have the lower cost advantage.

Financial Condition

      Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. Management believes that funds from these sources will remain available and adequately serve the Company’s liquidity needs. Additionally, the Company received a total of $112.4 million in cash proceeds from the Elevator divestiture during 2003 (see “Discontinued Operation”).

      During 2003, 2002 and 2001, operating activities generated net cash of $60.1 million, $110.9 million and $65.8 million, respectively. Cash from operations was higher in 2002 compared to 2003 and 2001 primarily due to greater collection of outstanding accounts receivable during 2002. In addition, cash from operations for the year ended October 31, 2002 included the receipt of two partial settlements totaling $13.3 million in gross insurance proceeds related to the World Trade Center (“WTC”) insurance claim.

      Net cash provided by investing activities in 2003 was $66.1 million, compared to net cash used in investing activities in 2002 and 2001 of $59.3 million and $27.0 million, respectively. The increase in net cash provided by investing activities in 2003 from 2002 was due to the $112.4 million proceeds received from the Elevator divestiture during 2003 (see “Discontinued Operation”). Net cash used for the purchase of business in 2003 was $40.6 million compared to $52.4 million in 2002 of which $36.9 million was used for the initial payment for the purchase of the operations of Lakeside Building Maintenance, Inc. and an affiliated company (collectively, “Lakeside”) in July 2002, the largest acquisition ever made by the Company. The increase in cash used in investing activities in 2002 from 2001 primarily reflects the payment for the acquisition of

Lakeside in 2002 and the receipt of $12.0 million of proceeds from the sale of Easterday Janitorial Supply Company (“Easterday,” see “Acquisitions and Divestitures”) in April 2001, offset by the decrease in capital expenditures in 2002 due to a larger investment in information technology in 2001.

      Net cash used in financing activities was $34.7 million in 2003, $35.2 million in 2002 and $37.7 million in 2001. The decrease in 2003 from 2002 was primarily due to no debt repayments in 2003 compared to $11.8 million in 2002, offset by greater common stock purchases and lower common stock issuance in 2003. The slight decrease in net cash used in financing activities in 2002 from 2001 was primarily due to reduced debt repayments partially offset by common stock purchases in 2002.

      On September 16, 2001, the Company’s Board of Directors authorized the purchase of up to 2.0 million shares of the Company’s outstanding common stock at any time through December 31, 2001, which authorization was later extended through January 31, 2003. As of October 31, 2002, the Company had purchased 1.4 million shares at a cost of $23.6 million (an average price per share of $16.88). In the three months ended January 31, 2003, the Company purchased the remaining 0.6 million shares at a cost of $9.3 million (an average price per share of $15.50).

      On March 11, 2003, the Company’s Board of Directors authorized the purchase of up to 2.0 million additional shares of the Company’s outstanding common stock at any time through December 31, 2003. As of October 31, 2003, the Company purchased 1.4 million shares under this authorization at a cost of $21.1 million (an average price per share of $15.04) and 0.6 million shares were available for purchase.

      On December 9, 2003, the Company’s Board of Directors authorized the purchase of up to 2.0 million additional shares of the Company’s outstanding common stock at any time through December 31, 2004.

      In April 2003, the Company increased the amount of its syndicated line of credit, which will expire July 1, 2005, to $250.0 million. As amended, no compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of 0.00% to 0.25% or, for overnight to one week, at the Interbank Offered Rate (“IBOR”) plus a spread of 0.875% to 1.50%. The spread for LIBOR, prime and IBOR borrowings is based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of 0.20%, as amended, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of October 31, 2003 and 2002, the total outstanding amounts under this facility were $69.0 million and $102.0 million, respectively, in the form of standby letters of credit. The decrease is due to the reduction of the use of standby letters of credit for certain self-insurance agreements, specifically in the State of California where the Company now participates in the state’s Self-Insurers’ Security Fund in lieu of standby letters of credit. The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of October 31, 2003. The Company’s effective weighted average interest rate (excluding amortization of related fees) for all LIBOR, prime and IBOR borrowings for the year ended October 31, 2003 was 2.60%.

      Working capital increased by $28.9 million to $244.0 million at October 31, 2003 from $215.1 million at October 31, 2002 primarily due to the net impact of the Elevator divestiture during 2003 (see “Discontinued Operation”). The largest component of working capital consists of trade accounts receivable that totaled $287.9 million at October 31, 2003, compared to $296.6 million at October 31, 2002. These amounts were net of allowances for doubtful accounts of $6.3 million and $5.5 million at October 31, 2003 and October 31, 2002, respectively. As of October 31, 2003, accounts receivable that were over 90 days past due had decreased $8.5 million to $28.2 million (9.8% of the total net outstanding) from $36.7 million (12.4% of the total net outstanding) at October 31, 2002.

      The Company self-insures certain insurable risks such as general liability, automobile property damage, and workers’ compensation. Commercial umbrella policies are obtained to provide for $150.0 million of coverage above the self-insured retention limits (i.e., deductible). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million to $1.0 million. Effective April 14, 2003, the deductible for California workers’ compensation insurance increased to $2.0 million per occurrence due to general insurance market conditions. While the higher self-insured retention increases the Company’s risk associated with workers’ compensation liabilities, during the history of the Company’s self-insurance program, few claims have exceeded $1.0 million. The Company annually retains an outside actuary to review the adequacy of its self-insurance claim reserves. Based on the review completed in October 2003, the self-insurance reserves as of the end of 2003 were deemed adequate.

Insurance Claims Related to the Destruction of the World Trade Center in New York City on September 11, 2001

      The Company had commercial insurance policies covering business interruption, property damage and other losses related to this tragic incident. As previously reported by the Company, the WTC complex in New York was the Company’s largest single job-site with annual sales of approximately $75.0 million (3% of the Company’s consolidated sales for 2001). The Company provided its insurance carrier, Zurich Insurance (“Zurich”), claim information regarding the lost business income and, as described further below, substantially settled the property portion of the claim. As of October 31, 2002, Zurich had paid two partial settlements totaling $13.3 million, of which $10.0 million was for business interruption and $3.3 million for property damage. The Company realized a pretax gain of $10.0 million in 2002 on the proceeds received.

      In December 2001, Zurich filed a Declaratory Judgment Action in the Southern District of New York claiming the loss of the business profit falls under the policy’s contingent business interruption sub-limit of $10.0 million. On June 2, 2003, the court ruled on certain summary judgment motions in favor of Zurich. Subsequent to the June ruling, additional rulings by the court have limited the Company’s recourse under the policy to the amounts paid plus additional amounts related to physical property of the Company located on the WTC premises and certain accounts receivable from customers that could not be collected. Based on a review of the policy and consultation with legal counsel and other specialists, the Company continues to believe that its business interruption claim does not fall under the $10.0 million sub-limit on contingent business interruption and that the Company’s losses under its WTC contracts are eligible for additional business interruption coverage up to the policy maximum of $124.0 million. Therefore, the Company is appealing the court’s rulings.

      Under the guidance published by the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” the Company has not recognized future amounts it expects to recover from its business interruption insurance as income. Any gain from insurance proceeds is considered a contingent gain and, under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” can only be recognized as income in the period when any and all contingencies for that portion of the insurance claim have been resolved.

Off-Balance Sheet Arrangements

      As of October 31, 2003, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations, Commercial Commitments and Other Long-Term Liabilities

      The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles, and other equipment. As of October 31, 2003, future contractual payments were as follows:

(in thousands)	Payments Due By Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Operating Leases	$195,454	$44,042	$59,010	$32,528	$59,874

      Additionally, the Company has the following commercial commitments and other long-term liabilities:

(in thousands)	Amounts of Commitment Expiration Per Period

Commercial Commitments	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Standby Letters of Credit	$69,018	$69,018	—	—	—
Financial Responsibility Bonds	4,211	4,211	—	—	—

Total	$73,229	$73,229	—	—	—

(in thousands)	Payments Due By Period

Other Long-Term Liabilities	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Retirement Plans	$40,515	$2,212	$4,301	$4,831	$29,171

      Although a portion of insurance claims is classified as long-term liabilities, insurance claims are not included in the above table as they are not contractual obligations.

Acquisitions and Divestitures

      The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition and acquisitions made in 2003 are discussed in Note 9 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.” Acquisitions made during the three years ended October 31, 2003 contributed approximately $334.6 million (14.8%) to 2003 sales.

      On April 30, 2001, the Company sold Easterday for $12.0 million and realized a pretax gain of $0.7 million. Prior to its sale, Easterday’s operating results were included in “Other” segment.

      On August 15, 2003, ABM sold substantially all of the operating assets of Amtech Elevator, which represented the Company’s Elevator segment, to Otis Elevator. The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. The Company realized a gain on the sale of $51.5 million, net of $31.9 million of income taxes. See “Discontinued Operation.”

Results of Continuing Operations

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 became effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company adopted the provisions of SFAS No. 142 beginning with the first quarter of 2002. In accordance with this standard, goodwill is no longer amortized, but is subject to an annual assessment for impairment. The Company is required to perform goodwill impairment tests on an annual basis and, in certain circumstances, between annual tests. As of October 31, 2003, no impairment of the Company’s goodwill carrying value has been indicated. For comparative purposes, goodwill amortization has been segregated from the operating profits of the segments for the year ended October 31, 2001 and reported separately.

      In January 2002, the EITF released Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” which the Company adopted in fiscal 2002. For the Company’s Parking segment this pronouncement requires both revenues and expenses be recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Previously, expenses directly reimbursed under managed parking lot agreements were netted against the reimbursement received. EITF No. 01-14 did not change the income statement presentation of revenues and expenses of any other segments and had no impact on the Company’s operating profits or net income. Parking sales related solely to the reimbursement of expenses totaled $215.3 million, $203.8 million and $199.1 million for years ended October 31, 2003, 2002 and 2001, respectively.

COMPARISON OF 2003 TO 2002 — CONTINUING OPERATIONS

Years ended October 31		% of		% of	Increase
($ in thousands)	2003	Sales	2002	Sales	(Decrease)

Revenues
Sales and other income	$2,262,476	100.0%	$2,068,058	100.0%	9.4%
Gain on insurance claim	—		10,025		—

	2,262,476		2,078,083		8.9%

Expenses
Operating expenses and cost of goods sold	2,035,731	90.0%	1,855,980	89.7%	9.7%
Selling, general and administrative	171,135	7.6%	156,042	7.5%	9.7%
Interest	758	0.0%	1,052	0.1%	(27.9)%

	2,207,624	97.6%	2,013,074	97.3%	9.7%

Income from continuing operations before income taxes	54,852	2.4%	65,009	3.1%	(15.6)%
Income taxes	18,454	0.8%	20,951	1.0%	(11.9)%

Income from continuing operations	$36,398	1.6%	$44,058	2.1%	(17.4)%

      Income From Continuing Operations. Income from continuing operations in 2003 was $36.4 million ($0.73 per diluted share), a decrease of $7.7 million or 17.4% from $44.1 million ($0.86 per diluted share) in 2002. A number of items affected the comparability of the fiscal years. Fiscal 2002 results benefited from a $10.0 million pretax gain ($6.3 million after-tax, $0.12 per diluted share) from the receipt of two partial settlements totaling $13.3 million from the WTC insurance claim, and $2.0 million of income tax benefit ($0.04 per diluted share) from the adjustment of prior-year estimated tax liabilities, partially offset by $3.2 million of costs ($2.0 million after-tax, $0.04 per diluted share) associated with senior management changes. Fiscal 2003 results included $9.6 million ($6.0 million after-tax, $0.12 per diluted share) of higher operating profits contributed by acquisitions that did not significantly impact results until after July 31, 2002. However, the positive impact of the acquisitions on fiscal 2003 results was more than offset by declines in operating profits in 2003 from Janitorial, primarily in the Northeast and Northwest regions, as well as Lighting and Parking, see “Segment Information”.

      Sales. Sales in 2003 of $2,262.5 million increased by $194.4 million or 9.4% from $2,068.1 million in 2002. Acquisitions that did not significantly impact results until after July 31, 2002 contributed $182.0 million to the sales increase, primarily Lakeside acquired on July 12, 2002, the commercial self-performed janitorial cleaning operations of Horizon National Commercial Services (“Horizon”) acquired on January 31, 2003, Valet Parking Services (“Valet”) acquired on April 30, 2003, and HGO Services (“HGO”) acquired on August 29, 2003. The remainder of the increase was attributable to new business, partially offset by the impact of contract terminations and declines in sales due to increased vacancies and decreased project work and extra services as customers tightened their budgets.

      Operating Expenses and Cost of Goods Sold. As a percentage of sales, operating expenses and cost of goods sold were 90.0% for 2003, compared to 89.7% for 2002. Consequently, as a percentage of sales, the Company’s gross profit of 10.0% in 2003 was lower than the gross profit of 10.3% in 2002. The decline was due primarily to lower margins on new business, delays in planned terminations of unprofitable contracts in the Northeast region of Janitorial, a decline in sales from higher margin business due to increased vacancies in commercial office buildings, and higher reimbursements for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit. Additionally, operating expenses for 2003 included higher insurance costs that could not be fully offset by price increases.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2003 were $171.1 million compared to $156.0 million for 2002. The $15.1 million increase included $12.6 million additional expenses contributed by acquisitions that did not impact results until after July 31, 2002, higher insurance costs, and annual salary increases. Additionally, corporate expenses in 2003 included higher directors and officers’ insurance costs and professional fees. However, 2002 also reflected a total of $7.0 million of charges including $3.2 million of costs associated with the elimination of the Chief Administrative Officer position, the early retirement of the former Corporate General Counsel, the replacement of the President of Facility Services, as well as $3.8 million higher bad debt provision in 2002 than in 2003. As a percentage of sales, selling, general and administrative expenses were 7.6% in 2003, compared to 7.5% in 2002.

      Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was $0.8 million in 2003 compared to $1.1 million in 2002. The decrease was primarily due to lower borrowings and interest rates during 2003, compared to 2002.

      Income Taxes. The effective federal and state income tax rate for income from continuing operations was 33.6% for 2003, compared to 32.2% for 2002. Income tax provision for continuing operations for 2002 included a tax benefit of $2.0 million principally from tax liability adjustments made after the filing of the 2001 income tax returns, while 2003 included $0.7 million of tax benefit from the filing of the 2002 state and federal tax returns and $0.2 million of income tax refund from filing prior years’ amended returns.

Segment Information

      Under SFAS No. 131 criteria, Janitorial, Parking, Engineering, Security, and Lighting are reportable segments. The operating results of the former Elevator segment are reported separately under discontinued operation and are excluded from the table below, see “Discontinued Operation.” All other services are included in the “Other” segment. Corporate expenses are not allocated.

	Years ended October 31,		Increase
($ in thousands)	2003	2002	(Decrease)

Sales and other income:
Janitorial	$1,368,282	$1,197,035	14.3%
Parking	380,576	363,511	4.7%
Engineering	180,230	173,561	3.8%
Security	159,670	140,569	13.6%
Lighting	127,539	130,858	(2.5)%
Other	45,394	61,963	(26.7)%
Corporate	785	561	39.9%

	$2,262,476	$2,068,058	9.4%

Operating profit (loss):
Janitorial	$53,487	$54,337	(1.6)%
Parking	6,349	6,948	(8.6)%
Engineering	9,925	10,033	(1.1)%
Security	6,485	5,639	15.0%
Lighting	5,646	8,261	(31.7)%
Other	1,337	(1,190)	N/A
Corporate expense	(27,619)	(27,992)	(1.3)%

Operating profit	55,610	56,036	(0.8)%
Gain on insurance claim	—	10,025	N/A
Interest expense	(758)	(1,052)	(27.9)%

Income from continuing operations before income taxes	$54,852	$65,009	(15.6)%

      Janitorial. Sales for Janitorial were $171.2 million or 14.3% higher in 2003 than in 2002, primarily due to the $172.8 million contribution from Lakeside, Horizon and HGO. These gains in sales were substantially offset by the termination of unprofitable jobs in the Northeast and Southeast regions, the termination of a major contract due to collection issues in the Northwest region, and declines in sales from existing contracts due to increased vacancies and decreased extra services as customers tightened their budgets. In addition, sales for 2002 included $1.0 million of interest on receivables from the resolution of past-due balances with two customers.

      Operating profits in 2003 were $0.9 million or 1.6% lower than in 2002 primarily due to the $7.7 million and $2.5 million decline in operating profits in the Northeast and Northwest regions, respectively, which was partially offset by $8.8 million of operating profit improvement from Lakeside, Horizon and HGO.

      The decline in operating profits in the Northeast region of Janitorial, especially in New York City, was primarily due to new business priced at lower margins as a result of competitive pressures and a decline in sales from higher margin business due to increased vacancies. The benefit of terminating some unprofitable contracts has been offset by customer cancellations of some profitable service contracts. Further, first quarter 2002 results for New York City operations benefited from the extra clean-up work performed following the September 11th attacks. The region’s operating profits in 2003 were impacted by legal fees associated with a lawsuit related to the collection of a past-due accounts receivable from a large former customer and costs associated with implementing management changes in this region.

      The decline in operating profits in the Northwest region of Janitorial was due to the loss of a major contract, reduced revenues from existing contracts and higher legal fees primarily due to a gender discrimination lawsuit filed against ABM by a former employee in September 1999 in the State of Washington. ABM has not recorded any liability in its financial statements associated with the damages and costs awarded to the former employee. However, as of October 31, 2003, ABM has incurred and recorded legal fees of $0.1 million associated with the appeal. See Item 3, “Legal Proceedings.”

      Parking. Parking sales increased by $17.1 million or 4.7%, while operating profits decreased by $0.6 million or 8.6% during 2003 compared to 2002. The sales increase included $11.5 million of higher reimbursements for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit, sales from the Valet acquisition, and the receipt of a $1.1 million settlement for prior period services performed related to a managed parking lot contract in Houston, Texas. These sales increases were partially offset by declines in sales from the hi-tech sectors of

San Francisco and Seattle where the economic downturn resulted in high office building vacancies, the loss of a major contract in Seattle, and the declines in sales at airport and hotel facilities. The decrease in operating profits was primarily due to increased insurance costs, including self-insured reserve amounts, which could not be fully offset by price increases, and the adverse effect of the military conflict in Iraq and the outbreak of Severe Acute Respiratory Syndrome (“SARS”) on parking at airport and hotel facilities, as well as a provision of $1.0 million for parking sales taxes for prior years based on a pending sales tax audit. Additionally, operating profit for 2002 included a $0.5 million gain on the early termination of a parking lease.

      Engineering. Engineering sales increased $6.7 million or 3.8% during 2003 compared to 2002 primarily due to new business, offset in part by a $7.0 million decline in sales from existing large customers that have reduced their spending. Operating profits decreased by $0.1 million or 1.1% from 2002 to 2003 primarily due to settlements of disputed amounts with two customers totaling $0.5 million, a settlement with a competing firm on a bid-related issue requiring payment while the customer contract is in force, and consulting costs associated with a study to assist Engineering to expand into new markets and broaden the scope of its services.

      Security. Security sales increased $19.1 million or 13.6% for 2003 compared to 2002 primarily due to an increase of $9.5 million in the sales contributed by the operations acquired from Triumph Security Corporation (“Triumph”) in New York City on January 26, 2002 and Foulke Associates, Inc. (“Foulke”), located throughout Georgia, Florida, Maryland, Pennsylvania and Virginia, on February 28, 2002. In addition, the award of a national contract from a Real Estate Investment Trust (“REIT”) added $8.4 million in sales for 2003. Operating profits increased by $0.8 million or 15.0% due to increased sales and tight control over operating expenses, partially offset by start-up costs incurred in 2003 related to the new contract with the REIT.

      Lighting. Lighting sales decreased $3.3 million or 2.5% and operating profits decreased $2.6 million or 31.7% during 2003 compared to 2002. The decrease in sales, particularly in the Northeast and North Central regions, was primarily due to significantly less retrofit projects in 2003 compared to 2002 and the termination of several national service contracts during 2003. Lighting’s customers, especially retailers, significantly reduced their capital budgets and spent less on energy saving initiatives in 2003. The decline in operating profits was primarily due to lower sales and higher selling, general and administrative expenses, partially offset by a $0.3 million gain recognized in the first quarter of 2003 related to the early termination of a contract. The Northeast and North Central regions hired additional managers in several branches and incurred higher labor-related costs due to training and management duplication during the transition.

      Other. Sales for the Other segment were down $16.6 million or 26.7% in 2003 compared to 2002. The lower sales in 2003 were primarily due to decreased capital project work as customers tightened their budgets and Facility Services’ loss of the Consolidated Freightways account due to bankruptcy in September 2002. The Other segment produced a profit of $1.3 million in 2003 compared to a loss of $1.2 million in 2002. Operating loss in 2002 included a $1.2 million write-down of work-in-progress in Mechanical, a $1.3 million bad debt provision in Facility Services for the Consolidated Freightways account, as well as $0.4 million in costs associated with the replacement of the President of Facility Services.

      Corporate. Corporate expenses for 2003 were down $0.4 million from 2002. However, 2002 included $2.8 million of costs associated with the elimination of the Chief Administrative Officer position and the early retirement of the former General Counsel. Corporate expenses for 2003 reflected a $1.1 million increase in premiums paid for directors and officers’ liability insurance (from $0.3 million in 2002 to $1.4 million in 2003), as well as higher professional fees related to the due diligence performed for a proposed acquisition that was not completed, Sarbanes-Oxley compliance, and additional use of outside legal counsel while in the process of recruiting a new General Counsel. The new General Counsel was hired on May 1, 2003.

COMPARISON OF 2002 TO 2001 — CONTINUING OPERATIONS

Years ended October 31		% of		% of	Increase
($ in thousands)	2002	Sales	2001	Sales	(Decrease)

Revenues
Sales and other income	$2,068,058	100.0%	$2,027,800	100.0%	2.0%
Gain on insurance claim	10,025		—		—

	2,078,083		2,027,800		2.5%

Expenses
Operating expenses and cost of goods sold	1,855,980	89.7%	1,820,081	89.8%	2.0%
Selling, general and administrative	156,042	7.5%	144,927	7.1%	7.7%
Interest	1,052	0.1%	2,600	0.1%	(59.5)%
Goodwill amortization	—	—	12,065	0.6%	—

	2,013,074	97.3%	1,979,673	97.6%	1.7%

Income from continuing operations before income taxes	65,009	3.1%	48,127	2.4%	35.1%
Income taxes	20,951	1.0%	18,259	0.9%	14.7%

Income from continuing operations	$44,058	2.1%	$29,868	1.5%	47.5%

      Income From Continuing Operations. Income from continuing operations for 2002 was $44.1 million ($0.86 per diluted share), an increase of 47.5% from the income from continuing operations of $29.9 million ($0.59 per diluted share) for 2001.

      The results for 2002 included a $10.0 million pretax gain from the receipt of two partial settlements from Zurich totaling $13.3 million related to the WTC; the impact of new acquisitions, primarily Lakeside in July 2002, which contributed $3.5 million of operating profit in 2002; a $2.0 million income tax benefit from the adjustment of prior year estimated tax liabilities; and a $1.4 million tax benefit from a lower income tax rate. The results for 2002 were adversely impacted by a $3.2 million pretax provision for costs associated with the elimination of the Chief Administrative Officer position, the early retirement of the former Corporate General Counsel and the replacement of the President of Facility Services; and a $3.2 million pretax increase in operating expenses in New York City as a result of the WTC related increase in seniority-based payroll and unemployment insurance costs at other job-sites in New York City. Additionally, the bad debt expense for 2002 was $5.0 million higher than 2001, primarily due to increased bankruptcies. Lastly, the business lost at the WTC had higher profit margins than those obtained on new business.

      Results for 2001 included a $20.0 million pretax insurance charge; $12.1 million of pretax goodwill amortization expense; and a pretax gain of $0.7 million from the divestiture of Easterday. Additionally, for the fiscal year ended October 31, 2001, the Company realized pretax income of $8.4 million on revenue of $71.0 million from the WTC and adjacent facilities.

      Sales. Sales for 2002 of $2,068.1 million increased by 2.0% compared to $2,027.8 million for 2001 despite the loss of the WTC and the sale of Easterday. Easterday contributed $16.0 million to sales for the first six months of 2001. Offsetting the absence of the WTC and Easterday sales in 2002 were sales from the newly acquired operations of Lakeside in the Midwest and other new business, primarily in Security. Sales generated from acquisitions during 2001 contributed $10.8 million of the 2002 increase, while 2002 acquisitions added $69.8 million. Also included in sales for 2002 was $1.0 million of interest income from the resolution of past due balances with two janitorial customers and $0.5 million of pretax gain from the early termination of a lease at Parking.

      Operating Expenses and Cost of Goods Sold. As a percentage of sales, operating expenses and cost of goods sold was 89.7% for 2002, compared to 89.8% for 2001. Consequently, as a percentage of sales, the Company’s gross profit of 10.3% in 2002 was higher than the gross profit of 10.2% in 2001. Operating expenses and cost of goods sold for fiscal 2002 included a $1.2 million pretax write-down of work-in-progress.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $156.0 million in 2002, an increase of 7.7% from $144.9 million in 2001. The increase in selling, general and administrative expenses was primarily due to the $3.2 million costs associated with the above-mentioned personnel changes, $5.0 million of higher bad debt expense due to increased bankruptcies, and $1.0 million of professional expenses associated with the WTC insurance claim. Accordingly, as a percentage of sales, selling, general and administrative expenses increased to 7.5% in 2002 from 7.1% in 2001.

      Interest Expense. Interest expense was $1.1 million in 2002 compared to $2.6 million for 2001, a decrease of $1.5 million. This decrease was primarily due to lower weighted average borrowings and lower interest rates in 2002.

      Income Taxes. The effective tax rate for income from continuing operations for 2002 was 32.2%, compared to 37.9% for 2001. The decline was primarily due to a $2.0 million benefit from the adjustment of the prior year’s estimated tax liabilities and $1.4 million of benefit from the reduction in the state tax rate and non-deductible expenses.

Segment Information

      Under SFAS No. 131 criteria, all services other than Janitorial, Parking, Engineering, Security, and Lighting are included in the “Other” segment, including Easterday, prior to its sale on April 29, 2001. The operating results of the former Elevator segment are reported separately under discontinued operation and are excluded from the table below, see “Discontinued Operation.” Corporate expenses are not allocated. Goodwill amortization has been segregated from the operating profits of the segments for 2001 and reported separately to provide a comparable analysis.

	Years ended October 31,		Increase
($ in thousands)	2002	2001	(Decrease)

Sales and other income:
Janitorial	$1,197,035	$1,159,914	3.2%
Parking	363,511	365,073	(0.4)%
Engineering	173,561	171,008	1.5%
Security	140,569	103,980	35.2%
Lighting	130,858	144,319	(9.3)%
Other	61,963	82,188	(24.6)%
Corporate	561	1,318	(57.4)%

	$2,068,058	$2,027,800	2.0%

Operating profit (loss):
Janitorial	$54,337	$67,590	(19.6)%
Parking	6,948	6,619	5.0%
Engineering	10,033	9,404	6.7%
Security	5,639	3,174	77.7%
Lighting	8,261	11,983	(31.1)%
Other	(1,190)	5,280	N/A
Corporate expense	(27,992)	(41,258)	(32.2)%
Goodwill amortization	—	(12,065)	N/A

Operating profit	56,036	50,727	10.5%
Gain on insurance claim	10,025	—	N/A
Interest expense	(1,052)	(2,600)	(59.5)%

Income from continuing operations before income taxes	$65,009	$48,127	35.1%

      Janitorial. Janitorial reported sales for 2002 of $1,197.0 million, an increase of 3.2% from 2001. Sales included $1.0 million of interest on receivables from the resolution of past due balances with two customers. Janitorial accounted for nearly 58% of the Company’s consolidated sales in 2002. Janitorial sales increased primarily due to the impact of new acquisitions partially offset by the loss of the WTC. Sales generated from acquisitions during 2001 contributed $14.2 million of the 2002 increase, while the 2002 acquisitions added a total of $53.4 million, of which $51.6 million was contributed by Lakeside. Operating profits decreased 19.6% in 2002 to $54.3 million as compared to 2001 due to the loss of the WTC, and $3.2 million of pretax increase in operating expenses in New York City as a result of the WTC related increase in seniority-based payroll and unemployment insurance costs which could not be offset by price increases. Furthermore, bad debt expense increased to $6.3 million in 2002 compared to $2.1 million in 2001 due to increased bankruptcies.

      Parking. Parking sales decreased by 0.4% to $363.5 million in 2002, while its operating profits increased 5.0% to $6.9 million in 2002 compared to 2001. The decrease in sales was due to the loss of an airport contract and the continuing effects of the terrorist attacks of September 11, 2001 on sales at airport and hotel facilities, partially offset by sales from new parking contracts. The increase in operating profits resulted from higher margins on new parking contracts, discontinuation of unprofitable contracts and a $0.5 million gain on the early termination of a parking lease, which more than offset increased insurance costs that could not be fully offset by price increases.

      Engineering. Sales for Engineering increased 1.5% to $173.6 million in 2002 compared to 2001, due to an increased customer base in all regions and, in the second quarter of 2002, the resolution of disputed additional work performed for the Port Authority of New York. This was partially offset by the absence of the WTC contract. Operating profits increased 6.7% to $10.0 million from 2001 to 2002, due to increased business and improved profit margins.

      Security. Security sales increased 35.2% to $140.6 million due to the acquisitions of Sundown Security in June 2001, Triumph in January 2002, and Foulke in February 2002, as well as the addition of several large customer accounts. Sales generated by extra services were also higher due to heightened security concerns after the terrorist attacks on September 11, 2001. Operating profits increased 77.7% to $5.6 million in 2002 compared to fiscal year 2001 primarily due to increased sales and lower costs due to tighter control over labor and operating expenses.

      Lighting. Lighting reported a 9.3% decrease in sales to $130.9 million for 2002 compared to 2001, and a decrease in operating profits by 31.1% to $8.3 million in 2002. The decrease in sales and profits was primarily due to decreased business in the Southeast and Southwest regions, mostly related to non-recurring energy conservation projects in 2001, and the loss of sales and profits from the WTC.

      Other. Sales for the Other segment, which included Easterday prior to its sale on April 29, 2001, were down 24.6% to $62.0 million in 2002 compared to 2001, and the segment contributed a loss of $1.2 million in 2002 compared to a profit of $5.3 million in 2001. The loss was primarily due to fewer Mechanical and Facilities Services projects, a write-down of work-in-progress and an additional bad debt provision totaling approximately $1.7 million in Mechanical, a $1.3 million bad debt provision in Facility Services related to the bankruptcy of Consolidated Freightways in September of 2002, as well as $0.4 million in costs associated with the replacement of the President of Facility Services. Included in the results for 2001 was the pretax gain of $0.7 million from the sale of Easterday in the second quarter of 2001. Easterday’s sales price of $12.0 million represented a $3.7 million premium over the book value of the net assets sold. The pre-tax gain was net of Easterday-specific insurance expenses of $1.3 million, reserves for sale contingencies (including the guarantee of sold receivables and expenses of winding-up Easterday operations) of $1.0 million, write-offs of intangible assets of $0.3 million, and second quarter operating losses of $0.4 million.

      Corporate. Corporate expenses for 2002 included a $2.8 million pretax provision for costs associated with the elimination of the Chief Administrative Officer position and the early retirement of the former Corporate General Counsel, and $1.0 million of professional fees related to the WTC insurance claim. Included in 2001 was $20.0 million of pretax insurance charge to strengthen the Company’s self-insurance reserves, reflecting the results of the annual independent actuarial review completed in December 2001. While virtually all insurance claims arise from the operating segments, this adjustment is included in unallocated corporate expenses. Had the Company allocated the insurance charge among the segments, the reported pre-tax operating profits of the segments, as a whole, would have been reduced by $20.0 million, with an equal and offsetting change to unallocated corporate expenses and therefore no change to consolidated pre-tax earnings. Based on the annual actuarial review completed in November 2002, the self-insurance reserves as of the end of 2002 were deemed adequate.

Discontinued Operation

      On August 15, 2003, ABM completed the sale of substantially all of the operating assets of Amtech Elevator to Otis Elevator. The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a perpetual license to the name “Amtech Elevator Services.” The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. The Company realized a gain on the sale of $51.5 million, net of $31.9 million of income taxes. See Note 10 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

      The assets and liabilities of the Elevator segment have been segregated and classified as held for sale and the operating results and cash flows have been reported as discontinued operation in the accompanying consolidated financial statements. Income taxes have been allocated using the estimated combined federal and state tax rates applicable to Elevator for each of the periods presented. The prior periods presented have been reclassified.

      The operating results of the discontinued operation for fiscal 2003, 2002 and 2001 are shown below. Fiscal 2003 includes operating results for the period beginning November 1, 2002 through the date of sale, August 15, 2003.

(in thousands)	2003	2002	2001

Revenues	$88,147	$113,874	$121,371

Income before income taxes	4,142	4,319	4,818
Income taxes	1,582	1,649	1,860

Net income	$2,560	$2,670	$2,958

Recent Accounting Pronouncements

      In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. SFAS No. 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the consolidated financial statements of the Company.

      In November 2002, FASB issued Financial Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002 while the disclosure requirements are effective for interim and annual periods ending after December 15, 2002. At October 31, 2003, the Company had made no guarantees subject to FIN 45.

      In November 2002, the EITF issued a final consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides accounting guidance on how a customer (end-user) and a reseller should characterize certain consideration received from a vendor (such as a rebate) and when to recognize and how to measure that consideration in its income statement. EITF Issue No. 02-16 is effective for fiscal periods beginning after December 15, 2002 for resellers, with early application permitted, while for customers it is effective prospectively for arrangements entered into after November 21, 2002. The Company, as a reseller of certain supplies and equipment, has adopted the provisions of EITF Issue No. 02-16. The adoption had no material effect on the Company’s results of operations or financial condition.

      In January 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applied immediately to variable interests in variable interest entities created after January 31, 2003; and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Analysis of the Company’s interest in variable interest entities at October 31, 2003 indicates that no consolidation will be required. The application of FIN 46 had no material effect on the Company’s results of operations or financial condition.

      In May 2003, the EITF released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides accounting guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provisions of EITF Issue No. 00-21 effective in the fourth quarter of 2003. The Company’s Lighting segment earns revenues under service contracts that have multiple deliverables including initial services of relamping or retrofitting and future services of periodic maintenance. Lighting’s multiple deliverable contracts do not meet the criteria for treating the deliverables as separate units of accounting, hence the revenues and costs associated with the initial services are deferred and amortized over the service period on a straight-line basis. This is consistent with the revenue recognition methodology used by Lighting prior to the adoption of EITF Issue No. 00-21. Therefore, the adoption had no material effect on the Company’s results of operations or financial condition.

Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for doubtful accounts, valuation allowance for the net deferred income tax asset, contingencies and litigation liabilities. The Company bases its estimates on historical experience, independent valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

      Self-Insurance Reserves: Certain insurable risks such as general liability, automobile property damage and workers’ compensation are self-insured by the Company. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company’s self-insurance program are recorded on a claim-incurred basis. The Company uses an independent actuarial firm to annually evaluate and estimate the range of the Company’s claim costs and liabilities. The Company accrues the minimum amount of the actuarial range of exposure. Using the annual actuarial report, management develops annual insur-

ance costs for each operation, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs on a quarterly basis. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. If the frequency or severity of claims incurred were to increase, the Company might be required to record additional expenses for self-insurance liabilities.

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

      Deferred Income Tax Asset Valuation Allowance: Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. At October 31, 2003, the net deferred tax asset was $68.8 million and no valuation allowance was recorded. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.

      Contingencies and Litigation: ABM and certain of its subsidiaries have been named defendants in certain litigations arising in the ordinary course of business including certain environmental matters. When a loss is probable and estimable the Company records the estimated loss. The actual loss may be greater than estimated, or litigation where the outcome was not considered probable might result in a loss.

Factors That May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

      The disclosure and analysis in this Annual Report on Form 10-K contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, the Company also provides forward-looking statements in other written materials released to the public as well as oral forward-looking statements. Such statements give the Company’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management tries, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan, “project,” and similar expressions. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, and the outcome of contingencies and other uncertainties, such as legal proceedings, and financial results.

      Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they evaluate forward-looking statements.

      The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any future disclosures the Company makes on related subjects in its Form 10-Q and Form 8-K reports to the Securities and Exchange Commission. Set forth below are factors that the Company thinks, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results or those anticipated, estimated or projected. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The public should understand that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties.

      A further decline in commercial office building occupancy and rental rates could affect the Company’s sales and profitability. The Company’s sales directly depend on commercial real estate occupancy levels and the rental income of building owners. Decreases in these levels reduce demand and also create pricing pressures on building maintenance and other services provided by the Company. In certain geographic areas and service segments, the Company’s most profitable work includes jobs performed for tenants in buildings in which it performs building services for the property owner or management company. A decline in occupancy rates can result in a decline in fees paid by landlords as well as tenant work which will lower sales and margins. In addition, in those areas of its business where the Company’s workers are unionized, decreases in sales can be accompanied by relative increases in labor costs if the Company is obligated by collective bargaining agreements to retain workers with seniority and consequently higher compensation levels.

      An increase in costs that the Company cannot pass on to customers could affect profitability. The Company attempts to negotiate contracts under which its customers agree to pay for increases in certain underlying costs associated with providing its services, particularly labor costs, workers’ compensation and other insurance costs, and any applicable payroll taxes. If the Company cannot pass through increases in its costs to its customers under its contracts in a timely manner or at all, then the Company’s expenses will increase without a corresponding increase in sales. Further, if the Company’s sales decline, the Company may not be able to reduce its expenses correspondingly or at all.

      The financial difficulties or bankruptcy of one or more of the Company’s major customers could adversely affect results. The Company’s ability to collect its accounts receivable and future sales depend, in part, on the financial strength of its customers. The Company estimates an allowance for accounts it does not consider collectible and this allowance adversely impacts profitability. In the event customers experience financial difficulty, and particularly if bankruptcy results, profitability is further impacted by the Company’s failure to collect accounts receivable in excess of the estimated allowance. Additionally, the Company’s future sales would be reduced.

      The Company could experience major collective bargaining disputes that would lead to the loss of sales or expense increases. Approximately 44% of the Company’s employees are subject to collective bargaining agreements at the local level. When one or more of the collective bargaining agreements are subject to renegotiation, the Company and the union may not agree on terms, which could result in a strike, work slow down or other job action at one or more of the Company’s locations, which could disrupt the Company in providing its service. Alternatively, the result of renegotiating a collective bargaining agreement could be a substantial increase in labor and benefits expenses that the Company could be unable to pass through to its customers for some period of time. In addition, the Company’s non-union competitors may attempt to use any disputes that the Company has with its unions to the competitors’ advantage in gaining market share.

      The Company is subject to intense competition. The Company believes that each aspect of its business is highly competitive, and that such competition is based primarily on price and quality of service. The Company provides nearly all its services under contracts originally obtained through competitive bidding. The low cost of entry to the facilities services business has led to strongly competitive markets made up of large numbers of mostly regional and local owner-operated companies, located in major cities throughout the United States and in British Columbia, Canada (with particularly intense competition in its janitorial business in the Southeast and South Central regions of the United States). The Company also competes with the operating divisions of a few large, diversified facility service and manufacturing companies on a national basis. Indirectly, the Company competes with building owners and tenants that perform internally one or more of the services provided by the Company. These building owners and tenants might have a competitive advantage when the Company’s services are subject to sales tax and internal operations are not. Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could inhibit the Company’s success in bidding for profitable business and its ability to increase prices even as costs rise, thereby reducing margins.

      The Company’s success depends on its ability to preserve its long-term relationships with its customers. The Company’s contracts with its customers are generally cancelable upon relatively short notice. However, the work associated with long-term relationships is generally more profitable than that from short-term relationships because the Company incurs initial costs with many new contracts, particularly for training, operating equipment and uniforms. Once these costs are expensed or fully depreciated over the appropriate periods, the underlying contracts become more profitable. Therefore, the Company’s loss of long-term customers could have an adverse impact on its profitability even if the Company generates equivalent sales from new customers.

      Weakness in airline travel and the hospitality industry could adversely impact the Company’s Parking results. A significant portion of the Company’s parking sales is tied to the numbers of airline passengers and hotel guests. Parking results were adversely affected after the terrorist attacks of September 11, 2001, during the SARS crisis and at the start of the military conflict in Iraq as people curtailed both business and personal travel and hotel occupancy rates declined. As airport security precautions expanded, the decline in travel was particularly noticeable at airports associated with shorter flights for which ground transportation became the alternative. While it appears that airline travel and the hospitality industry are now recovering there can be no assurance that airline travel will reach previous levels or increased concerns about terrorism, disease, or other adversities will not again reduce travel.

      A continued slowdown in capital investments by customers could negatively impact the project sales of the Lighting and Mechanical segments. While the economy appears to be recovering in recent months, the commercial office building and retail sectors have been slow to make capital expenditures for lighting and mechanical projects. While we expect capital investment in these areas to increase in the coming year, customers’ capital projects budget could continue at low levels, which would adversely impact the Company’s results.

      Acquisition activity could slow or be unsuccessful. A significant portion of the Company’s historic growth has come through acquisitions. A slowdown in acquisitions could lead to a slower growth rate. Because new contracts frequently involve start-up costs, sales associated with acquired operations generally have higher margins than new sales associated with internal growth. Therefore a slowdown in acquisition activity could lead to higher costs as well as lower revenue growth. Because contracts in the Company’s businesses are generally short-term and personal relationships are significant in retaining customers, the Company relies on its ability to retain the managers of its acquired businesses. An inability to retain the services of the former owners and senior managers of acquired businesses could adversely affect the projected benefits of an acquisition. Moreover, the inability to successfully integrate acquisitions into the Company or to achieve the operational efficiencies anticipated in acquisitions could adversely impact sales and costs.

      The Company incurs significant accounting and other control costs, which could increase. As a publicly-traded corporation, the Company incurs certain additional costs to comply with regulatory requirements. Most of the Company’s competitors are privately-owned so these costs can be a competitive disadvantage for the Company. Should the Company’s sales decline, its costs associated with regulatory compliance will rise as a percentage of sales and under certain circumstances could increase in dollars as well.

      An inadequacy in the Company’s self-insurance reserves, or the cancellation or nonrenewal of the Company’s primary insurance policies, could adversely impact the Company’s results. The Company’s financial resources and its insurance coverage gives it a competitive advantage over smaller companies. Many customers, particularly institutional owners and large property management companies, prefer to do business with contractors who can provide substantial insurance coverage including, in the case of certain primary coverages, adequate self-insurance, and limits. Should the Company be unable to renew its umbrella and other commercial insurance policies at competitive rates, this loss would have an adverse impact on the Company’s business. While the size of the Company’s self-insurance reserves is determined by an actuarial analysis, an unanticipated increase in the frequency or severity of claims against the Company would have an adverse financial impact. In addition, catastrophic uninsured claims against the Company or the inability of the Company’s insurance carriers to pay otherwise insured claims would have an adverse financial impact.

      Other issues and uncertainties may include:

•	labor shortages that adversely affect the Company’s ability to employ entry level personnel
•	a reduction or revocation of the Company’s line of credit that could increase interest expense and the cost of capital
•	legislation or other governmental action that detrimentally impacts the Company’s expenses or reduces sales by adversely affecting the Company’s customers such as state or locally-mandated healthcare benefits
•	new accounting pronouncements or changes in accounting policies
•	impairment of goodwill
•	the resignation, termination, death or disability of one or more of the Company’s key executives that adversely affects customer retention or day-to-day management of the Company
•	inclement weather which could disrupt the Company in providing its services

      The Company believes that it has the services, human and financial resources for business success, but future profit and cash flow can be adversely (or advantageously) influenced by a number of factors, including those discussed above, any and all of which are inherently difficult to forecast.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At October 31, 2003, the Company had no outstanding long-term debt. Although the Company’s assets included over $110.9 million in cash and cash equivalents at October 31, 2003, market rate risk associated with changing interest rates in the United States is not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

To the Stockholders and Board of Directors

ABM Industries Incorporated:

      We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

San Francisco, California

January 5, 2004

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

October 31	2003	2002
(in thousands, except share data)

Assets
Cash and cash equivalents	$110,947	$19,416
Trade accounts receivable (less allowances of $6,339 and $5,543)	287,906	296,634
Inventories	21,419	24,471
Deferred income taxes	36,339	30,002
Prepaid expenses and other current assets	44,037	39,501
Assets held for sale	—	32,136

Total current assets	500,648	442,160
Investments and long-term receivables	11,459	14,952
Property, plant and equipment (less accumulated depreciation of $74,619 and $69,397)	30,123	35,846
Goodwill (less accumulated amortization of $69,386)	201,866	164,009
Deferred income taxes	32,462	33,542
Other assets	19,425	14,430

Total assets	$795,983	$704,939

Liabilities
Trade accounts payable	$38,143	$48,995
Income taxes payable	36,658	6,579
Liabilities held for sale	—	7,403
Accrued liabilities:
Compensation	61,691	60,595
Taxes — other than income	15,297	13,525
Insurance claims	55,499	50,969
Other	49,403	39,024

Total current liabilities	256,691	227,090
Retirement plans	24,175	23,791
Insurance claims	71,081	67,388

Total liabilities	351,947	318,269

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,767,000 and 50,397,000 shares issued at October 31, 2003 and 2002, respectively	518	504
Additional paid-in capital	166,497	151,135
Accumulated other comprehensive loss	(268)	(789)
Retained earnings	331,275	259,452
Cost of treasury stock (3,400,000 and 1,400,000 shares at October 31, 2003 and October 31, 2002, respectively)	(53,986)	(23,632)

Total stockholders’ equity	444,036	386,670

Total liabilities and stockholders’ equity	$795,983	$704,939

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years ended October 31	2003	2002	2001
(in thousands, except per share data)

Revenues
Sales and other income	$2,262,476	$2,068,058	$2,027,800
Gain on insurance claim	—	10,025	—

	2,262,476	2,078,083	2,027,800

Expenses
Operating expenses and cost of goods sold	2,035,731	1,855,980	1,820,081
Selling, general and administrative	171,135	156,042	144,927
Interest	758	1,052	2,600
Goodwill amortization	—	—	12,065

	2,207,624	2,013,074	1,979,673

Income from continuing operations before income taxes	54,852	65,009	48,127
Income taxes	18,454	20,951	18,259

Income from continuing operations	36,398	44,058	29,868
Income from discontinued operation, net of income taxes	2,560	2,670	2,958
Gain on sale of discontinued operation, net of income taxes	51,500	—	—

Net income	$90,458	$46,728	$32,826

Net income per common share — Basic
Income from continuing operations	$0.74	$0.90	$0.62
Income from discontinued operation	0.05	0.05	0.06
Gain on sale of discontinued operation	1.05	—	—

	$1.84	$0.95	$0.68

Net income per common share — Diluted
Income from continuing operations	$0.73	$0.86	$0.59
Income from discontinued operation	0.05	0.06	0.06
Gain on sale of discontinued operation	1.03	—	—

	$1.81	$0.92	$0.65

Average common and common equivalent shares
Basic	49,065	49,116	47,598
Diluted	50,004	51,015	50,020

          The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
Years ended October 31, 2003, 2002	Common Stock		Treasury Stock		Additional	Other
and 2001					Paid-in	Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance October 31, 2000	45,998	$460	—	$—	$102,672	$(653)	$213,830	$316,309
Comprehensive income:
Net income							32,826	32,826
Foreign currency translation						(110)		(110)

Comprehensive income								32,716
Dividends:
Common stock							(15,770)	(15,770)
Preferred stock							(432)	(432)
Tax benefit from exercise of stock options					3,651			3,651
Stock issued under employees’ stock purchase and option plans and for acquisition	2,780	28			24,675			24,703

Balance October 31, 2001	48,778	$488	—	$—	$130,998	$(763)	$230,454	$361,177
Comprehensive income:
Net income							46,728	46,728
Foreign currency translation						(26)		(26)

Comprehensive income								46,702
Dividends:
Common stock							(17,730)	(17,730)
Tax benefit from exercise of stock options					1,384			1,384
Stock purchases			(1,400)	(23,632)				(23,632)
Stock issued under employees’ stock purchase and option plans and for acquisition	1,619	16			18,753			18,769

Balance October 31, 2002	50,397	$504	(1,400)	$(23,632)	$151,135	$(789)	$259,452	$386,670
Comprehensive income:
Net income							90,458	90,458
Foreign currency translation						521		521

Comprehensive income								90,979
Dividends:
Common stock							(18,635)	(18,635)
Tax benefit from exercise of stock options					1,052			1,052
Stock purchases			(2,000)	(30,354)				(30,354)
Stock issued under employees’ stock purchase and option plans	1,370	14			14,310			14,324

Balance October 31, 2003	51,767	$518	(3,400)	$(53,986)	$166,497	$(268)	$331,275	$444,036

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended October 31	2003	2002	2001

(in thousands)

Cash flows from operating activities:
Net income	$90,458	$46,728	$32,826
Less income from discontinued operation	(54,060)	(2,670)	(2,958)

Income from continuing operations	36,398	44,058	29,868
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and intangible amortization	14,829	14,955	13,823
Goodwill amortization	—	—	12,065
Provision for bad debts	6,544	10,381	5,389
Gain on sale of assets	(66)	(236)	(41)
Gain on sale of business	—	—	(718)
Increase in deferred income taxes	(5,257)	(1,338)	(12,138)
Decrease (increase) in trade accounts receivable	2,225	30,782	(20,500)
Decrease (increase) in inventories	3,081	(4,214)	(2,379)
(Increase) decrease in prepaid expenses and other current assets	(3,105)	3,073	(3,023)
(Increase) decrease in other assets	(5,940)	(3,445)	48
(Decrease) increase in income taxes payable	(769)	590	(1,267)
Increase (decrease) in retirement plans accrual	384	2,308	(903)
Increase in insurance claims liability	8,223	6,665	18,872
(Decrease) increase in trade accounts payable and other accrued liabilities	(2,827)	(3,559)	26,973

Total adjustments to net income	17,322	55,962	36,201

Net cash flows from continuing operating activities	53,720	100,020	66,069
Net operational cash flows from discontinued operation	6,422	10,899	(273)

Net cash provided by operating activities	$60,142	$110,919	$65,796

Cash flows from investing activities:
Net investing cash flows from discontinued operation	(95)	(136)	(174)
Additions to property, plant and equipment	(11,621)	(7,345)	(16,667)
Proceeds from sale of assets	2,451	1,692	1,172
Decrease (increase) in investments and long-term receivables	3,493	(1,081)	49
Purchase of businesses	(40,574)	(52,448)	(23,401)
Proceeds from sale of business	112,400	—	12,000

Net cash provided by (used in) investing activities	66,054	(59,318)	(27,021)

Cash flows from financing activities:
Common stock issued	14,324	17,955	26,688
Common stock purchases	(30,354)	(23,632)	—
Preferred stock redemption	—	—	(6,400)
Dividends paid	(18,635)	(17,730)	(16,202)
Decrease in bank overdraft	—	—	(15,952)
Long-term borrowings	—	—	108,000
Repayments of long-term borrowings	—	(11,819)	(133,857)

Net cash used in financing activities	(34,665)	(35,226)	(37,723)

Net increase in cash and cash equivalents	91,531	16,375	1,052
Cash and cash equivalents beginning of year	19,416	3,041	1,989

Cash and cash equivalents end of year	$110,947	$19,416	$3,041

Supplemental Data:
Cash paid for income taxes	$24,570	$21,699	$31,664
Non-cash investing activities:
Common stock issued for net assets of business acquired	$—	$1,371	$1,666

         The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation: The consolidated financial statements include the accounts of ABM Industries Incorporated and its subsidiaries (the Company). All material intercompany transactions and balances have been eliminated.

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

      Reclassifications: The operations of the Company’s Elevator segment have been classified as a discontinued operation for all periods presented. Accordingly, the assets and liabilities of the elevator segment have been segregated and classified as held for sale and the operating results and cash flows are shown as discontinued operation in the accompanying consolidated financial statements. See Note 10.

      Trade Accounts Receivable: The Company’s accounts receivable arise from services provided to its customers and are generally due and payable on terms varying from the receipt of invoice to net thirty days. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk.

      Inventories: Inventories are service related supplies and are valued at amounts approximating the lower of cost (first-in, first-out basis) or market. The cost of inventories is net of vendor rebates. Rebates are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which was issued in November 2002. EITF Issue No. 02-16 provides accounting guidance on how a customer (end user) and a reseller should characterize certain consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. EITF Issue No. 02-16 is effective for fiscal periods beginning after December 15, 2002 for resellers, with early application permitted, while for customers it is effective prospectively for arrangements entered into after November 21, 2002. The Company, as a reseller of certain supplies and equipment, has adopted the provisions of EITF Issue No. 02-16. The adoption had no material effect on the Company’s results of operations or financial condition.

      Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation and amortization. At the time property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Maintenance and repairs are charged against income as incurred.

      Depreciation and amortization are calculated using the straight-line method. Useful lives used in computing depreciation for transportation equipment average 3 to 5 years and for machinery and other equipment average 2 to 20 years. Buildings are depreciated over periods of 20 to 40 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases, or the assets’ useful lives.

      Goodwill and Other Intangibles: In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 became effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company adopted the provisions of SFAS No. 142 beginning with the first quarter of fiscal 2002. In accordance with this standard, goodwill is no longer amortized but is subject to at least an annual assessment for impairment. The Company is required to perform goodwill impairment tests on an annual basis using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. As of October 31, 2003, no impairment of the Company’s goodwill carrying value has been indicated.

      The changes in the carrying amount of goodwill for the year ended October 31, 2003 are as follows (acquisitions are discussed in Note 9):

	Balance	Initial		Balance
	as of	Payments		as of
	October 31,	for	Contingent	October 31,
(in thousands)	2002	Acquisitions	Amounts	2003

Janitorial	$108,698	$25,273	$8,687	$142,658
Parking	27,271	1,657	992	29,920
Engineering	2,174	—	—	2,174
Security	7,213	—	593	7,806
Lighting	16,701	—	655	17,356
Other	1,952	—	—	1,952

Total	$164,009	$26,930	$10,927	$201,866

      Transitional disclosure of earnings excluding goodwill amortization is as follows:

Years ended October 31	2003	2002	2001
(in thousands, except per share data)

Income from continuing operations, net of income taxes	$36,398	$44,058	$29,868
Income from discontinued operation, net of income taxes	2,560	2,670	2,958
Gain on sale of discontinued operation, net of income taxes	51,500	—	—
Goodwill amortization from continuing operations, net of income taxes	—	—	7,481
Goodwill amortization from discontinued operation, net of income taxes	—	—	118

Adjusted net income	90,458	46,728	40,425
Preferred stock dividends	—	—	(432)

Adjusted net income available to common stockholders	$90,458	$46,728	$39,993

Net income per common share — Basic:
Income from continuing operations	$0.74	$0.90	$0.62
Income from discontinued operation	0.05	0.05	0.06
Gain on sale of discontinued operation	1.05	—	—
Goodwill amortization from continuing operations	—	—	0.16
Goodwill amortization from discontinued operation	—	—	—

Adjusted net income per common share — Basic	$1.84	$0.95	$0.84

Net income per common share — Diluted:
Income from continuing operations	$0.73	$0.86	$0.59
Income from discontinued operation	0.05	0.06	0.06
Gain on sale of discontinued operation	1.03	—	—
Goodwill amortization from continuing operations	—	—	0.15
Goodwill amortization from discontinued operation	—	—	—

Adjusted net income per common share — Diluted	$1.81	$0.92	$0.80

Average common shares outstanding
Basic	49,065	49,116	47,598
Diluted	50,004	51,015	50,020

      As of October 31, 2003 and 2002, all intangible assets other than goodwill, consisting principally of contract rights with a net book value of $3.7 million and $4.1 million, respectively, were included in other assets and are being amortized over the contract periods. Amortization expense for intangible assets other than goodwill was $1.1 million, $1.1 million, and $0.4 million for the years ended October 31, 2003, 2002 and 2001, respectively. The remaining amortiza-

tion period for intangible assets other than goodwill ranges from 1 to 13 years. The weighted average remaining life was 4 years at October 31, 2003.

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

      Revenue Recognition: The Company earns revenue primarily under service contracts that are either fixed price or are time and materials based. In both contract types, revenue is recognized as the services are performed. Under the fixed price contacts, with the exception of Lighting’s multiple deliverable contracts, there are no up-front fee arrangements or acceptance requirements that would require deferral of revenue recognition under Staff Accounting Bulletin No. 101.

      In May 2003, the EITF released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides accounting guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted the provisions of EITF Issue No. 00-21 effective in the fourth quarter of 2003. The Company’s Lighting segment earns revenues under service contracts that have multiple deliverables including initial services of relamping or retrofitting and future services of periodic maintenance. Lighting’s multiple deliverable contracts do not meet the criteria for treating the deliverables as separate units of accounting, hence the revenues and direct costs associated with the initial services are deferred and amortized over the service period on a straight-line basis. This is consistent with the revenue recognition methodology used by Lighting prior to the adoption of EITF Issue No. 00-21. Therefore, the adoption had no material effect on the Company’s results of operations or financial condition.

      In January 2002, the EITF released Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” which the Company adopted in fiscal 2002. For the Company’s Parking segment this pronouncement requires both revenues and expenses be recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Previously, expenses directly reimbursed under managed parking lot agreements were netted against the reimbursement received. EITF No. 01-14 did not change the income statement presentation of revenues and expenses of any other segments and had no impact on the Company’s operating profits or net income. Parking sales related solely to the reimbursement of expenses totaled $215.3 million, $203.8 million and $199.1 million for years ended October 31, 2003, 2002 and 2001, respectively.

      Net Income per Common Share: The Company has reported its earnings in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period. Diluted net income per common share, after the reduction for preferred stock dividends, is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Preferred stock dividends no longer apply after the redemption of preferred stock on September 4, 2001.

The calculation of net income per common share is as follows:

Years ended October 31	2003	2002	2001
(in thousands, except per share data)

Income from continuing operations, net of income taxes	$36,398	$44,058	$29,868
Income from discontinued operation, net of income taxes	2,560	2,670	2,958
Gain on sale of discontinued operation, net of income taxes	51,500	—	—

Net income	90,458	46,728	32,826
Preferred stock dividends	—	—	(432)

Net income available to common stockholders	$90,458	$46,728	$32,394

Average common shares outstanding — Basic	49,065	49,116	47,598
Effect of dilutive securities:
Stock options	939	1,899	2,300
Other	—	—	122

Average common shares outstanding — Diluted	50,004	51,015	50,020

Net income per common share — Basic:
Income from continuing operations	$0.74	$0.90	$0.62
Income from discontinued operation	0.05	0.05	0.06
Gain on sale of discontinued operation	1.05	—	—

	$1.84	$0.95	$0.68

Net income per common share — Diluted:
Income from continuing operations	$0.73	$0.86	$0.59
Income from discontinued operation	0.05	0.06	0.06
Gain on sale of discontinued operation	1.03	—	—

	$1.81	$0.92	$0.65

      For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period (i.e., “out-of-the-money” options). On October 31, 2003, 2002 and 2001, options to purchase common shares of 2.8 million, 3.1 million, and 1.7 million at weighted average exercise prices of $16.26, $16.29 and $16.31, respectively, were excluded from the computation.

      Cash and Cash Equivalents: The Company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

      Stock-Based Compensation: In December 2002, FASB issued SFAS  No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation” to provide for alternative methods of transition to SFAS No. 123 and amended disclosure provisions. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of SFAS No. 148 effective November 1, 2002. The Company’s application of APB Opinion No. 25 does not result in compensation cost because the exercise price of the options is equal to the fair value of the stock at the grant date. Under the intrinsic value method, if the fair value of the stock is greater than the exercise price at grant date, the excess is amortized to compensation expense over the estimated service life of the recipient.

      As all options granted since October 31, 1995 had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in net income for the years ended October 31, 2003, 2002 and 2001. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all employee options granted after October 31, 1995 using the retroactive restatement method:

Years ended October 31	2003	2002	2001
(in thousands, except per share data)

Net income, as reported	$90,458	$46,728	$32,826
Deduct: Stock-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	3,591	3,941	3,724

Net income, pro forma	$86,867	$42,787	$29,102

Net income per common share — Basic
As reported	$1.84	$0.95	$0.68
Pro forma	$1.77	$0.87	$0.60
Net income per common share — Diluted
As reported	$1.81	$0.92	$0.65
Pro forma	$1.74	$0.84	$0.57

     The fair value of stock-based awards to employees is calculated through the use of option pricing models. The use of these models requires subjective assumptions, including future stock price volatility and expected time to exercise, which can have a significant effect on the calculated values. The Company’s calculations for fiscal 2003, 2002 and 2001 were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant of 7.4 years, 9.7 years and 9.2 years, respectively; expected stock price volatility of 23.0%, 32.5% and 28.1%, respectively; expected dividend yields of 2.6%, 2.2% and 2.2%, respectively; and risk free interest rates of 3.3%, 4.4% and 5.3%, respectively.

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

2. INSURANCE

      The Company self-insures certain insurable risks such as general liability, automobile property damage and workers’ compensation. Commercial umbrella policies are obtained to provide for $150.0 million of coverage above the self-insured retention limits (i.e., deductible). As of November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million to $1.0 million. Effective April 14, 2003, the deductible for California workers’ compensation insurance increased to $2.0 million per occurrence due to general insurance market conditions. While the higher self-insured retention increases the Company’s risk associated with workers’ compensation liabilities, during the history of the Company’s self-insurance program, few claims have exceeded $1.0 million. Despite the higher retention, the price of the 2003 umbrella policies is significantly higher than 2002 and this higher price has been factored into the self-insurance rates charged by the Company to its operations in 2003.

      The Company uses independent actuaries to annually evaluate and record the Company’s estimated claim costs and liabilities and accrues an amount that is within an actuarial range of exposure. The estimated liability for claims incurred but unpaid at October 31, 2003 and 2002 was $126.6 million and $118.4 million, respectively. Based on the annual actuarial review completed in October 2003, the self-insurance reserves as of the end of fiscal year 2003 were deemed adequate.

      In the fourth quarter of fiscal year 2001, the Company recorded a $20.0 million pre-tax expense to strengthen reserves as a result of the actuarial evaluation. The 2001 actuarial report revealed that while the frequency of claims was trending favorably as expected, the severity of claims in 2000 and 2001 trended higher than anticipated in the report received in 2000. The impact of these trends on known claims and on claims incurred but not reported called for an increase of approximately $8.5 million for fiscal 2001 claims while approximately $10.5 million reflected 2001’s unfavorable trend on pre-2001 claims. Additionally, 2001 required a provision of $1.0 million for claims related to the September 11, 2001 World Trade Center (WTC) attack.

      In connection with certain self-insurance agreements, the Company has standby letters of credit at October 31, 2003 and 2002 supporting the estimated unpaid liability in the amount of $67.6 million and $100.3 million, respectively. As of October 31, 2003, the Company participated in the State of California’s Self-Insurers’ Security Fund in lieu of using standby letters of credit.

3. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at October 31 consisted of the following:

(in thousands)	2003	2002

Land	$876	$876
Buildings	4,133	4,238
Transportation equipment	13,717	14,245
Machinery and other equipment	71,846	71,548
Leasehold improvements	14,170	14,336

	104,742	105,243
Less accumulated depreciation and amortization	74,619	69,397

	$30,123	$35,846

4. LONG-TERM DEBT AND CREDIT AGREEMENT

      In April 2003, the Company increased the amount of its syndicated line of credit, which will expire July 1, 2005, to $250.0 million. As amended, no compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of 0.00% to 0.25% or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.875% to 1.50%. The spread for LIBOR, prime and IBOR borrowings is based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of 0.20%, as amended, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of October 31, 2003 and 2002, the total outstanding amounts under this facility were $69.0 million and $102.0 million, respectively, in the form of standby letters of credit. The decrease is due to the reduction of the use of standby letters of credit for certain self-insurance agreements, specifically in the State of California where the Company now participates in the state’s Self-Insurers’ Security Fund in lieu of standby letters of credit. The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of October 31, 2003. The Company’s effective weighted average interest rate (excluding amortization of related fees) for all LIBOR, prime and IBOR borrowings for the year ended October 31, 2003 was 2.60%.

5. EMPLOYEE BENEFIT PLANS

      The Company offers the following employee benefit plans to its employees.

(a) 401(k) Plan

      The Company has a 401(k) plan covering certain qualified employees, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company matches a certain percentage of employee contributions depending on the participant’s amount of contributions. Effective January 1, 2002, the Company amended its plan to adopt the “safe harbor” rules of 401(k) plans. These rules contain more generous company match provisions and cover many employees not previously included. Therefore, since January 2002, the Company has been incurring additional costs. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees.

      The Company’s matching 401(k) contributions required by the 401(k) plan for 2003, 2002 and 2001 were $5.2 million, $4.2 million and $1.5 million, respectively.

(b) Retirement Agreements

      The Company has unfunded retirement agreements for approximately 55 current and former directors and senior executives, many of which are fully vested. The retirement agreements for senior executives provide for monthly benefits for ten years commencing at the later of the respective retirement dates of those executives or age 65. The benefits are accrued over required vesting periods. During 2003, 2002 and 2001, amounts accrued under these agreements were $0.4 million, $0.5 million and $0.5 million, respectively. Payments were made in 2003, 2002 and 2001 in the amounts of $0.4 million, $0.4 million and $0.2 million, respectively. As of October 31, 2003, the present value of estimated future payments under these agreements was $3.9 million.

      Non-employee directors who have completed at least five years of service are eligible to receive ten years of monthly retirement benefits equal to the monthly retainer fee received prior to retirement, reduced on a pro-rata basis for fewer than ten years of service. Benefit payments commence at the later of the respective retirement dates of those directors or age 62 (early retirement) or 72 (senior retirement) and ends at the earlier of the 121st month after retirement or the death of the director. Non-employee directors who retire after the age of 70 have the option to receive a lump sum payment equal to the present value of the monthly payments discounted at 8.0%. The benefits are accrued over required vesting periods. During 2003, 2002 and 2001, amounts accrued under this agreement were $0.4 million, $0.1 million and $0.1 million, respectively. Payments made in 2003 were $0.2 million and less than $0.1 million of payments were made in each of the fiscal years 2002 and 2001. As of October 31, 2003, the present value of estimated future payments under these agreements was $1.2 million.

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

      Net cost of the plan is comprised of:

(in thousands)	2003	2002	2001

Service cost	$—	$184	$427
Interest	317	350	358

Net cost	$317	$534	$785

Actuarial present value of:
Vested benefit obligation	$4,409	$4,571	$4,479
Accumulated benefit obligation	$4,433	$4,664	$4,662
Projected benefit obligation	$4,792	$5,153	$5,342

      The 2003 actuarial present values reflect the payout of 24 plan participants who were employees of Amtech Elevator Services, Inc. and were terminated on August 15, 2003. See Note 10.

      Assumptions used in accounting for the plan as of October 31 were:

	2003	2002	2001

Weighted average discount rate	6.25%	6.75%	7.50%
Rate of increase in compensation level	3.0%	3.0%	5.0%

      The liability recorded by the Company is equal to the accumulated benefit obligation shown above.

(d) Death Benefit Plan

      The Company has an unfunded post-retirement death benefit plan with a vesting period of ten years. This plan covers certain qualified employees and, upon retirement on or after the employee’s 62nd birthday, provides fifty percent of the death benefit that the employee was entitled to prior to retirement subject to a maximum of $150,000. Coverage during retirement continues until death for retired employees hired before September 1, 1980. On March 1, 2003, the post-retirement death benefit for any active employees hired after September 1, 1980 was eliminated. For employees hired after September 1, 1980 and retired before March 1, 2003, the post-retirement death benefit continues until the retired employees 70th birthday.

      At October 31, 2003 and 2002, the actuarial present values of the accumulated post-retirement benefit obligation were $4.4 million and $5.1 million, respectively. The accumulated post-retirement benefit obligation was calculated using the assumed rates of 6.25% and 6.75% weighted average discount rate as of October 31, 2003 and 2002 and 3% increase in compensation level for both years. The Company recorded liabilities of $4.2 million and $3.8 million, at October 31, 2003 and 2002, respectively, for its obligations under the plan.

      The decline in the actuarial present value in 2003 was primarily due to the elimination of the benefit for employees hired after September 1, 1980 and the termination of the employees of Amtech Elevator Services, Inc. upon the sale of its operating assets to Otis Elevator Company (Otis Elevator) on August 15, 2003. See Note 10.

(e) Pension Plan Under Collective Bargaining

      Certain qualified employees of the Company are covered under union-sponsored collectively bargained multi-employer defined benefit plans. Contributions for these plans were approximately $29.2 million, $26.7 million and $27.4 million in 2003, 2002 and 2001, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

6. LEASE COMMITMENTS AND RENTAL EXPENSE

      The Company is contractually obligated to make future payments under noncancelable operating lease agreements for various facilities, vehicles and other equipment. As of October 31, 2003, future minimum lease commitments under noncancelable operating leases were as follows:

Fiscal years ending (in thousands)

2004	$44,042
2005	33,585
2006	25,425
2007	18,559
2008	13,969
Thereafter	59,874

Total minimum lease commitments	$195,454

      Rental expense for continuing operations for the years ended October 31 is summarized as follows:

(in thousands)	2003	2002	2001

Minimum rentals under noncancelable leases	$54.360	$51,441	$49,506
Contingent rentals	34,390	35,093	44,255
Short-term rental agreements	8,175	11,076	7,029

	$96,925	$97,610	$100,790

      Contingent rentals are applicable to leases of parking lots and garages and are based on percentages of the gross receipts or other financial parameters attributable to the related facilities.

7. CAPITAL STOCK

Common Stock

      On March 12, 2002, ABM’s Board of Directors declared a 2-for-1 split of ABM’s common stock in the form of a 100% stock dividend payable on May 7, 2002 to stockholders of record on March 29, 2002. A total of 24.9 million shares of common stock were issued in connection with the stock split. The par value of the shares was not changed from $0.01.

Treasury Stock

      On September 16, 2001, the Company’s Board of Directors authorized the purchase of up to 2.0 million shares of the Company’s outstanding common stock at any time through December 31, 2001, which authorization was later extended through January 31, 2003. As of October 31, 2002, the Company had purchased 1.4 million shares at a cost of $23.6 million (an average price per share of $16.88). In the three months ended January 31, 2003, the Company purchased the remaining 0.6 million shares at a cost of $9.3 million (an average price per share of $15.50).

      On March 11, 2003, the Company’s Board of Directors authorized the purchase of up to 2.0 million additional shares of the Company’s outstanding common stock at any time through December 31, 2003. As of October 31, 2003, the Company purchased 1.4 million shares under this authorization at a cost of $21.1 million (an average price per share of $15.04) and 0.6 million shares are available for purchase.

      On December 9, 2003, the Company’s Board of Directors authorized the purchase of up to 2.0 million additional shares of the Company’s outstanding common stock at any time through December 31, 2004.

Preferred Stock

      The Company is authorized to issue 0.5 million shares of preferred stock. None of these preferred shares are currently issued.

Common Stock Rights Plan

      Under the Company’s stockholder rights plan one preferred stock purchase right (a Right) attached to each outstanding share of common stock on April 22, 1998, and a Right has attached or will attach to each subsequently issued share of common stock. The Rights are exercisable only if a person or group acquires 20% or more of the Company’s common stock (an Acquiring Person) or announces a tender offer for 20% or more of the common stock. Each Right entitles stockholders to buy one-two thousandths of a share of newly created Participating Preferred Stock, par value $0.01 per share, of the Company at an initial exercise price of $87.50 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase at the exercise price common stock (or, in certain circumstances, Participating Preferred Stock) of the Company having a market value at that time of twice the Right’s exercise price. These Rights holders would also be entitled to purchase an equivalent number of shares at the exercise price if the Acquiring Person were to control the Company’s Board of Directors and cause the Company to enter into certain mergers or other transactions. In addition, if an Acquiring Person acquired between 20% and 50% of the Company’s voting stock, the Company’s Board of Directors may, at its option, exchange one share of the Company’s common stock for each Right held (other than Rights held by the Acquiring Person). Rights held by the Acquiring Person will become void. The Theodore Rosenberg Trust and The Sydney J. Rosenberg Trust, and certain related persons, cannot be Acquiring Persons under the Rights plan, therefore, changes in their holdings will not cause the Rights to become exercisable or non-redeemable or trigger the other features of the Rights. The Rights will expire on April 22, 2008, unless earlier redeemed by the Board at $0.005 per Right.

Stock Options

      The Company has four types of stock option plans which are described below.

“Time-Vested” Incentive Stock Option Plan

      In 1987, the Company adopted a stock option plan under which 2.4 million shares were reserved for grant. In March 1994, this plan was amended to reserve an additional 2.0 million shares. In March 1996, the plan was amended again to reserve another 4.0 million shares. The options become exercisable at a rate of 20% per year beginning one year after date of grant and terminate no later than 10 years plus one month after date of grant. Options which terminate without being exercised may be reissued. At October 31, 2003, 0.9 million shares remained available for grant.

      Transactions under this plan are summarized as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Balance October 31, 2000	3,704,000	$9.62
Granted (Weighted average fair value of $4.70)	546,000	$15.16
Exercised	(868,000)	$6.88
Forfeitures	(216,000)	$12.26

Balance October 31, 2001	3,166,000	$11.14
Granted (Weighted average fair value of $4.56)	313,000	$8.48
Exercised	(505,000)	$14.94
Forfeitures	(346,000)	$13.00

Balance October 31, 2002	2,628,000	$11.86
Granted (Weighted average fair value of $3.15)	483,000	$14.88
Exercised	(381,000)	$7.35
Forfeitures	(100,000)	$15.35

Balance October 31, 2003	2,630,000	$12.93

      In November 2003, 0.2 million shares, with a weighted average exercise price of $15.77 were granted under this plan.

				Exercisable at
Outstanding at October 31, 2003				October 31, 2003

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Prices	Options	Life (Years)	Price	Options	Price

$ 4.24 – 6.66	168,000	1.0	$5.24	168,000	$5.24
$ 8.72 – 14.1	1 1,137,000	4.8	$10.94	815,000	$10.35
$14.70 – 18.30	1,325,000	7.2	$15.62	552,000	$16.12

Total	2,630,000	5.7	$12.93	1,535,000	$11.87

“Price-Vested” Performance Stock Option Plans

      In December 1996, the Company adopted a stock option plan (the 1996 Plan) under which 3.0 million shares have been reserved. In December 2001, the Company adopted an additional but substantially similar plan (the 2002 Plan) under which 4.0 million shares were reserved for grant under the plan. The options expire ten years after the date of grant and any options which terminate without being exercised may be reissued. Each option has a pre-defined vesting price which provides for accelerated vesting. If, during the first four years, the stock price achieved and maintained a set price for ten out of thirty consecutive trading days, the options associated with the price would vest. The prices established were $12.50, $15.00, $17.50 and $20.00 in the 1996 Plan. On September 10, 2002, the Board of Directors established accelerated vesting prices of $20.00, $22.50, $25.00 and $27.50 for the 2002 Plan. The 1996 Plan and 2002 Plan provide that 25% of the options granted will vest at each price point. If, at the end of four years, any of the stock price performance targets were not achieved, then the remaining options would vest at the end of eight years from the date the options were granted. Options vesting during the first year following grant do not become exercisable until after the first anniversary of grant. At October 31, 2003, 0.2 million and 2.8 million shares remained available for grant under the 1996 Plan and 2002 Plan, respectively.

      Transactions under these plans are summarized as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Balance October 31, 2000	2,290,000	$11.17
Granted (Weighted average fair value of $5.48)	360,000	$15.38
Exercised	(420,000)	$10.09
Forfeitures	(170,000)	$13.95

Balance October 31, 2001	2,060,000	$11.89
Granted (Weighted average fair value of $6.09)	1,190,000	$16.67
Exercised	(130,000)	$13.89
Forfeitures	(60,000)	$10.06

Balance October 31, 2002	3,060,000	$13.70
Granted (Weighted average fair value of $3.60)	231,000	$14.59
Exercised	(130,000)	$10.09
Forfeitures	(150,000)	$16.29

Balance October 31, 2003	3,011,000	$13.79

				Exercisable at
Outstanding at October 31, 2003				October 31, 2003

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Prices	Options	Life (Years)	Price	Options	Price

$10.00 – 12.80	1,220,000	3.5	$10.18	860,000	$10.23
$13.20 – 18.30	1,791,000	8.2	$16.26	450,000	$15.94

Total	3,011,000	6.3	$13.79	1,310,000	$12.20

“Age-Vested” Career Stock Option Plan

      In 1984, the Company adopted a stock option plan whereby 1.36 million shares were reserved for grant. In March 1996, another 2.0 million shares were reserved for grant under the plan. As amended on December 20, 1994, options which have been granted at fair market value are 50% exercisable when the option holders reach their 61st birthdays and the remaining 50% will vest on their 64th birthdays. To the extent vested, the options may be exercised at any time prior to one year after termination of employment. On December 9, 2003, the Board of Directors amended the plan to provide that no further grants may be made under the Plan. At the time of this amendment, 1.0 million shares were available for grant under the plan. These shares, as well as any shares related to options that are cancelled without being exercised, will no longer be reserved for issuance under the plan.

      Transactions under this plan are summarized as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Balance October 31, 2000	2,202,000	$10.48
Granted (Weighted average fair value of $6.42)	146,000	$15.38
Exercised	(422,000)	$5.65
Forfeitures	(92,000)	$10.29

Balance October 31, 2001	1,834,000	$11.50
Granted (Weighted average fair value of $6.29)	155,000	$15.38
Exercised	(79,000)	$10.40
Forfeitures	(139,000)	$13.84

Balance October 31, 2002	1,771,000	$11.72
Granted	—	—
Exercised	(30,000)	$8.70
Forfeitures	(190,000)	$15.34

Balance October 31, 2003	1,551,000	$11.31

			Exercisable at
Outstanding at October 31, 2003			October 31, 2003

		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
Range of	Number of	Contractual	Exercise	Of	Exercise
Prices	Options	Life (Years)	Price	Options	Price

$ 2.86	308,000	3.0	$2.86	104,000	$2.86
$ 5.63 – 9.72	183,000	6.1	$5.96	22,000	$5.63
$10.38	103,000	15.6	$10.38	—	—
$14.70 – 18.30	957,000	10.7	$15.15	170,000	$15.12

Total	1,551,000	8.9	$11.31	296,000	$10.11

          Employee Stock Purchase Plan

      In 1985, the Company adopted an employee stock purchase plan under which sale of 10.0 million shares of its common stock has been authorized. In March 1996 and 1999, sales of an additional 2.4 million shares each were authorized, and again in March 2001, 2.4 million additional shares were authorized under this plan. The purchase price of the shares under the plan is the lesser of 85% of the fair market value at the commencement of each plan year or 85% of the fair market value on the date of purchase. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. During 2003, 2002, and 2001, 0.9 million, 0.9 million and 1.1 million shares of stock were issued under the plan for aggregate purchase prices of $11.1 million, $11.6 million and $12.1 million, respectively. The weighted average fair value of those purchase rights granted in 2003, 2002 and 2001 were $4.16, $3.85 and $3.50, respectively, and were issued at a weighted average price of $12.20, $13.36 and $11.52, respectively. At October 31, 2003, 0.1 million shares remained unissued under the plan. This plan terminated upon issue of all of the available shares in November 2003.

      On December 9, 2003, the Board of Directors of ABM approved the submission of a new employee stock purchase plan to ABM’s stockholders for approval at the 2004 Annual Meeting. Under the proposed plan the purchase price of the shares under the plan will be determined twice a year on the 1st of May and November of each plan year and it will be the lesser of 85% of the fair market value on those dates or 85% of the fair market value on the date of monthly purchases. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees will be required to hold their shares for six months from the date of purchase.

8. INCOME TAXES

      The income taxes provision for continuing operations is made up of the following components for each of the years ended October 31:

(in thousands)	2003	2002	2001

Current
Federal	$22,402	$19,408	$26,346
State	2,030	2,887	3,887
Foreign	110	63	41
Deferred
Federal	(5,720)	(2,529)	(10,894)
State	(368)	1,122	(1,121)

	$18,454	$20,951	$18,259

      Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. statutory rates to pretax income from continuing operations as a result of the following for the years ended October 31:

	2003	2002	2001

Statutory rate	35.0%	35.0%	35.0%
State and local taxes on income, net of federal tax benefit	3.2	3.1	3.6
Tax credits	(5.6)	(6.1)	(5.7)
Tax liability no longer required	—	(2.2)	—
Nondeductible expenses and other — net	1.0	2.4	5.0

	33.6%	32.2%	37.9%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31 are presented below:

(in thousands)	2003	2002

Deferred tax assets:
Self-insurance claims	$48,343	$45,202
Bad debt allowance	2,421	2,119
Deferred and other compensation	14,441	14,046
Goodwill	—	1,105
State taxes payable	2,469	791
Other	7,459	2,932

Total gross deferred tax assets	75,133	66,195

Deferred tax liabilities:
Goodwill	(3,798)	—
Deferred software development cost	(2,534)	(3,482)

Total gross deferred tax liabilities	(6,332)	(3,482)

Net deferred tax assets of continuing operations	68,801	62,713
Net deferred tax assets of discontinued operation	—	831

Net deferred tax assets	$68,801	$63,544

      Management has determined that it is more likely than not that the total net deferred tax asset will be realized.

9. ACQUISITIONS

      All acquisitions have been accounted for using the purchase method of accounting. Operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price (including contingent amounts) over fair value of the net assets acquired is generally included in goodwill. Most purchase agreements provide for initial payments and contingent amounts based on the annual pretax income or other financial parameters for subsequent periods ranging generally from two to five years. Cash paid for acquisitions, including down payments and contingent amounts was $40.6 million, $52.4 million and $23.4 million in the years ended October 31, 2003, 2002 and 2001, respectively. In addition, shares of common stock with a fair market value of $1.4 million and $1.7 million at the date of issuance were issued in 2002 and 2001, respectively. The common stock issuance in 2002 was the final payment made under the contingent payment provisions of a 1997 acquisition.

      Acquisitions made during the year ended October 31, 2003 are discussed below:

      On January 31, 2003, the Company acquired the commercial self-performed janitorial cleaning operations of Horizon National Commercial Services, LLC, a provider of janitorial services based in Red Bank, New Jersey. Assets acquired by the Company include key customer accounts in the eastern, mid-western and south central United States. The total adjusted acquisition cost was $14.7 million, which included the assumption of payroll related liabilities totaling $0.2 million. Of the total adjusted acquisition cost, $12.9 million was allocated to goodwill and $1.8 million to fixed and other assets at the time of acquisition.

      On April 30, 2003, the Company acquired selected assets of Valet Parking Service, a provider of parking services based in Culver City, California. The total acquisition cost was $1.7 million, most of which was allocated to goodwill, plus annual contingent amounts of $0.3 million for the three years subsequent to the acquisition date, if specified levels of variable gross profits from the acquired operations are maintained.

      On August 29, 2003, the Company acquired substantially all of the assets and operations of H.G.O., Inc., d/b/a HGO Services, a provider of janitorial services based in King of Prussia, Pennsylvania. Assets acquired by the Company include key customer accounts in the greater Philadelphia metropolitan area, including locations in New Jersey and Delaware. The total acquisition cost was $12.8 million, plus annual contingent amounts of approximately $1.1 million for the three years subsequent to the acquisition date if specified levels of customer accounts are retained, and additional annual contingent amounts for the three years subsequent to the acquisition date if financial performance exceeds agreed-upon levels. Of the total initial acquisition cost, $12.4 million was allocated to goodwill and $0.4 million to fixed and other assets at the time of acquisition. Contingent amounts, if paid, will be allocated to goodwill.

      The operating results generated from these acquisitions are included in the consolidated financial results of the Company from the respective dates of acquisition. Due to the relative size of these acquisitions, pro forma information is not included in the consolidated financial statements.

      During the year ended October 31, 2003, contingent amounts totaling $10.9 million were paid on earlier acquisitions as provided by the respective purchase agreements. All amounts paid were added to goodwill.

      Acquisitions made during the year ended October 31, 2002 are discussed below:

      The Company acquired the service contracts and selected assets of Triumph Security Corporation and Triumph Cleaning Corporation (collectively, Triumph) with customers located in New York City effective January 26 and 28, 2002, respectively. This acquisition contributed $6.4 million in sales in 2002.

      On February 28, 2002, the Company acquired the security contracts, accounts receivable and selected assets of Foulke Associates, Inc. (Foulke) with customers located throughout Georgia, Florida, Maryland, Pennsylvania and Virginia. This acquisition contributed $11.8 million in sales in 2002.

      The total cost of the Triumph and Foulke acquisitions was $8.8 million, of which $7.1 million was allocated to goodwill. The aggregate purchase prices of these acquisitions do not reflect payments of contingent consideration based upon the future results of operations of the businesses acquired. As these acquisitions were not material, pro forma information is not included in the accompanying consolidated financial statements.

      On July 12, 2002, the Company acquired the operations of Lakeside Building Maintenance, Inc. and an affiliated company (collectively, Lakeside) with customers located in Chicago, Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Louisville, Milwaukee, Nashville and St. Louis. The total down payment acquisition cost was $41.1 million, which included the assumption of liabilities totaling $4.2 million. Of the down payment, $39.5 million was allocated to goodwill. Contingent amounts are payable over a three-year period commencing July 13, 2002. The first two annual payments will be equal to fifty percent of Lakeside’s Adjusted Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) for each year of the two-year period following the acquisition, while the final payment will be equal to $5.3 million provided that the gross sales of Lakeside during the third year following the acquisition are equal to or greater than $131.2 million. This acquisition contributed $51.6 million in revenues in 2002. Included in the ABM results of operations for the year ended October 31, 2002, was $3.5 million of Lakeside pretax operating profit.

      The following pro forma information for the Lakeside acquisition assumes that the acquisition occurred on November 1, 2000. The actual results of operations of Lakeside for the period July 13, 2002 through October 31, 2002 are included in the ABM results of operations for the year ended October 31, 2002.

	2002			2001

(in thousands, except per share data)	ABM	Lakeside*	Pro Forma	ABM	Lakeside	Pro Forma

		(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues	$2,078,083	$113,460	$2,191,543	$2,027,800	$149,434	$2,177,234

Operating and SG&A expense	2,012,022	106,413	2,118,435	1,965,008	139,883	2,104,891
Interest expense	1,052	1,365	2,417	2,600	2,663	5,263
Goodwill amortization	—	—	—	12,065	2,625	14,690

Total expenses	2,013,074	107,778	2,120,852	1,979,673	145,171	2,124,844

Income from continuing operations before income taxes	65,009	5,682	70,691	48,127	4,263	52,390
Income taxes	20,951	2,063	23,014	18,259	1,620	19,879

Net income from continuing operations	$44,058	$3,619	$47,677	$29,868	$2,643	$32,511

* Represents Lakeside results of operations for the period November 1, 2001 through July 12, 2002.

Net income per common share from continuing operations
Basic	$0.90	—	$0.97	$0.62	—	$0.67
Diluted	$0.86	—	$0.93	$0.59	—	$0.64
Average common shares outstanding
Basic	49,116	—	49,116	47,598	—	47,598
Diluted	51,015	—	51,015	50,020	—	50,020

10. DISCONTINUED OPERATION

      On July 9, 2003, ABM Industries Incorporated entered into a Sale Agreement with Otis Elevator to sell substantially all of the operating assets of Amtech Elevator Services, Inc. (a wholly-owned subsidiary which represented the Company’s Elevator segment) to Otis Elevator. On August 15, 2003, the sale was completed. The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a perpetual license to the name “Amtech Elevator Services.” The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. The Company realized a gain on the sale of $51.5 million which is net of $31.9 million of income taxes.

      The assets and liabilities of the Elevator segment have been segregated and classified as held for sale and the operating results and cash flows have been reported as discontinued operation in the accompanying consolidated financial statements. Income taxes have been allocated using the estimated combined federal and state tax rates applicable to Elevator for each of the periods presented. The prior periods presented have been reclassified.

      The operating results of the discontinued operation for the years ended October 31, 2003, 2002 and 2001 are shown below. Operating results for 2003 are for the period beginning November 1, 2002 through the date of sale, August 15, 2003.

(in thousands)	2003	2002	2001

Revenues	$88,147	$113,874	$121,371

Income before income taxes	4,142	4,319	4,818
Income taxes	1,582	1,649	1,860

Net income	$2,560	$2,670	$2,958

     Assets and liabilities of the discontinued operation were as follows at August 15, 2003 (the date of sale) and at October 31, 2002 included in the accompanying consolidated balance sheet:

(in thousands)	August 15, 2003	October 31, 2002

Trade accounts receivable, net	$17,432	$21,742
Inventories	6,634	5,584
Prepaid expenses and other current assets	518	435
Property, plant and equipment, net	362	420
Goodwill	3,907	3,907
Other assets	48	48

Total assets	28,901	32,136

Trade accounts payable	2,909	2,590
Accrued liabilities:
Compensation	2,059	1,817
Taxes — other than income	337	398
Other	2,564	2,598

Total liabilities	7,869	7,403

Net assets	$21,032	$24,733

11.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

12. CONTINGENCIES

      In September 1999, a former employee filed a gender discrimination lawsuit against ABM in the state of Washington. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court, in the case named Forbes v. ABM, awarded $4.0 million in damages, and the court later awarded costs of $0.7 million to the former employee. In addition, the court may award the plaintiff up to $0.8 million to mitigate the federal tax impact of the plaintiff’s award (the Washington Supreme Court is currently deciding whether amounts to mitigate federal tax consequences may be awarded in wrongful termination cases). ABM will appeal the jury’s verdict to the State Court of Appeals as well as the award of costs on the grounds that it was denied a fair trial. There can be no assurance that ABM will prevail in this matter. ABM, however, believes that the award against ABM was excessive and that the verdict was inconsistent with the law and the evidence. Because ABM believes that the judgment will be reversed upon appeal, ABM has not recorded any liability in its financial statements associated with the judgment. However, as of October 31, 2003, ABM has incurred and recorded legal fees of $0.1 million associated with the appeal. These fees, which include the cost of a new trial, are expected to total approximately $0.4 million.

      The Company and some of its subsidiaries have been named defendants in certain other litigation arising in the ordinary course of business. In the opinion of management, based on advice of legal counsel, such matters should have no material effect on the Company’s financial position, results of operations or cash flows.

13. SEGMENT INFORMATION

      Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” segment information is presented under the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

      The Company is currently organized into seven separate operating segments. Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Engineering, Security and Lighting are reportable segments. Substantially all of the operating assets of the Elevator segment were sold on August 15, 2003 and its operating results are reported separately under discontinued operation (see Note 10). Mechanical, Facility Services, and Easterday Janitorial Supply, prior to its sale on April 29, 2001, are included in the Other segment. Corporate expenses are not allocated. The unallocated corporate expenses for 2001 included a $20.0 million insurance charge, recorded in the fourth quarter of 2001, (see Note 2) and centralization of marketing and sales expenses. While virtually all insurance claims arise from the operating segments, this adjustment was recorded as unallocated corpo-

rate expense. Had the Company allocated the insurance charge among the segments, the reported pre-tax operating profits of the segments, as a whole, would have been reduced by $20.0 million with an equal and offsetting change to unallocated corporate expenses and therefore no change to consolidated pre-tax earnings. All of these segments are distinct business units. They are managed separately because of their unique services, technology and marketing requirements. Nearly 100% of the operations and related sales are within the United States and no single customer accounts for more than 5% of sales. For comparative purposes, goodwill amortization has been segregated from the operating profits of the segments for the year ended October 31, 2001 and reported separately.

SEGMENT INFORMATION

									Assets
(in thousands)								Goodwill	Held For	Consolidated
Year ended October 31, 2003	Janitorial	Parking	Engineering	Security	Lighting	Other	Corporate	Amortization	Sale	Totals

Sales and other income	$1,368,282	$380,576	$180,230	$159,670	$127,539	$45,394	$785	$—	$—	$2,262,476

Operating profit	$53,487	$6,349	$9,925	$6,485	$5,646	$1,337	$(27,619)	$—	$—	$55,610
Interest expense	—	—	—	—	—	—	(758)	—	—	(758)

Income from continuing operations before income taxes	$53,487	$6,349	$9,925	$6,485	$5,646	$1,337	$(28,377)	$—	$—	$54,852

Identifiable assets	$364,304	$78,185	$35,728	$35,828	$80,211	$13,909	$187,818	$—	$—	$795,983

Depreciation expense	$5,425	$1,368	$59	$268	$1,584	$176	$4,804	$—	$—	$13,684

Intangible amortization expense	$700	$304	$—	$—	$—	$141	$—	$—	$—	$1,145

Capital expenditures	$5,017	$1,228	$18	$109	$1,551	$91	$3,607	$—	$—	$11,621

Year ended October 31, 2002

Sales and other income	$1,197,035	$363,511	$173,561	$140,569	$130,858	$61,963	$561	$—	$—	$2,068,058
Gain on insurance claim	—	—	—	—	—	—	10,025	—	—	10,025

Total revenues	$1,197,035	$363,511	$173,561	$140,569	$130,858	$61,963	$10,586	$—	$—	$2,078,083

Operating profit	$54,337	$6,948	$10,033	$5,639	$8,261	$(1,190)	$(27,992)	$—	$—	$56,036
Gain on insurance claim	—	—	—	—	—	—	10,025	—	—	10,025
Interest expense	—	—	—	—	—	—	(1,052)	—	—	(1,052)

Income from continuing operations before income taxes	$54,337	$6,948	$10,033	$5,639	$8,261	$(1,190)	$(19,019)	$—	$—	$65,009

Identifiable assets	$336,414	$80,889	$32,435	$31,295	$82,197	$15,080	$94,493	$—	$32,136	$704,939

Depreciation expense	$5,091	$1,764	$85	$304	$1,725	$240	$4,661	$—	$—	$13,870

Intangible amortization expense	$700	$244	$—	$—	$—	$141	$—	$—	$—	$1,085

Capital expenditures	$3,643	$1,119	$39	$289	$722	$141	$1,392	$—	$—	$7,345

Year ended October 31, 2001

Sales and other income	$1,159,914	$365,073	$171,008	$103,980	$144,319	$82,188	$1,318	$—	$—	$2,027,800

Operating profit	$67,590	$6,619	$9,404	$3,174	$11,983	$5,280	$(41,258)	$(12,065)	$—	$50,727
Interest expense	(917)	—	(7)	(10)	—	1	(1,667)	—	—	(2,600)

Income from continuing operations before income taxes	$66,673	$6,619	$9,397	$3,164	$11,983	$5,281	$(42,925)	$(12,065)	$—	$48,127

Identifiable assets	$285,979	$86,837	$47,948	$23,835	$82,528	$14,536	$100,075	$—	$41,362	$683,100

Depreciation expense	$4,980	$1,980	$79	$221	$1,542	$505	$4,155	$—	$—	$13,462

Intangible amortization expense	$181	$180	$—	$—	$—	$—	$—	$—	$—	$361

Goodwill amortization expense	$7,728	$2,569	$369	$171	$945	$283	$—	$—	$—	$12,065

Capital expenditures	$3,659	$1,612	$79	$311	$2,572	$1,295	$7,139	$—	$—	$16,667

14. QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Quarter

(in thousands, except per share amounts)	First	Second	Third	Fourth	Year

Year ended October 31, 2003
Sales and other income	$552,444	$562,537	$569,093	$578,402	$2,262,476

Gross profit from continuing operations	$48,391	$57,330	$57,373	$63,651	$226,745

Net income from continuing operations	$3,750	$9,248	$10,556	$12,844	$36,398
Net income from discontinued operation	588	644	1,182	146	2,560
Net gain on sale of discontinued operation	—	—	—	51,500	51,500

	$4,338	$9,892	$11,738	$64,490	$90,458

Net income per common share — Basic
Income from continuing operations	$0.08	$0.19	$0.21	$0.26	$0.74
Income from discontinued operation	0.01	0.01	0.03	—	0.05
Gain on sale of discontinued operation	—	—	—	1.05	1.05

	$0.09	$0.20	$0.24	$1.31	$1.84

Net income per common share — Diluted
Income from continuing operations	$0.08	$0.18	$0.21	$0.26	$0.73
Income from discontinued operation	0.01	0.02	0.02	—	0.05
Gain on sale of discontinued operation	—	—	—	1.03	1.03

	$0.09	$0.20	$0.23	$1.29	$1.81

Year ended October 31, 2002
Sales and other income	$501,059	$497,616	$514,260	$555,123	$2,068,058
Gain on insurance claim	—	4,300	5,725	—	10,025

Total revenues	$501,059	$501,916	$519,985	$555,123	$2,078,083

Gross profit from continuing operations	$47,379	$52,036	$53,318	$59,345	$212,078

Net income from continuing operations	$7,425	$13,613	$11,891	$11,129	$44,058
Net income from discontinued operation	566	376	743	985	2,670

	$7,991	$13,989	$12,634	$12,114	$46,728

Net income per common share — Basic
Income from continuing operations	$0.15	$0.28	$0.24	$0.23	$0.90
Income from discontinued operation	0.01	—	0.02	0.02	0.05

	$0.16	$0.28	$0.26	$0.25	$0.95

Net income per common share — Diluted
Income from continuing operations	$0.15	$0.26	$0.23	$0.22	$0.86
Income from discontinued operation	0.01	0.01	0.02	0.02	0.06

	$0.16	$0.27	$0.25	$0.24	$0.92

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9 A.	CONTROLS AND PROCEDURES

      The Company’s principal executive officer and principal financial officer have concluded that the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) was adequate as of the end of the period covered by this Annual Report on Form 10-K, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

      No change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s fourth fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item regarding ABM’s executive officers is included in Part I under “Executive Officers.” The information required by this item regarding ABM’s directors is incorporated by reference to the information set forth under the caption “Election of Directors” in the Proxy Statement to be used by ABM in connection with its 2004 Annual Meeting of Stockholders.

      The information required by this item regarding ABM’s audit committee financial expert is incorporated by reference to the information set forth under the caption “Audit Committee” in the Proxy Statement to be used by ABM in connection with its 2004 Annual Meeting of Stockholders. The information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used by ABM in connection with its 2004 Annual Meeting of Stockholders.

      The Company has adopted and posted on its Website (www.abm.com) the ABM Code of Business Conduct & Ethics (the “Code of Ethics”) that applies to all directors, officers and employees of the Company, including the Company’s Chief Executive Officer, Chief Financial Officer and Corporate Controller. If any amendments are made to the Code of Ethics or if any waiver, including any implicit waiver, from a provision of the Code of Ethics is granted to the Company’s Chief Executive Officer, Chief Financial Officer or Corporate Controller, the Company will disclose the nature of such amendment or waiver on its Website.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors” contained in the Proxy Statement to be used by ABM in connection with its 2004 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Principal Stockholders” contained in the Proxy Statement to be used by ABM in connection with its 2004 Annual Meeting of Stockholders.

      Equity Compensation Plan Information as of October 31, 2003:

Number of
	Number of		securities remaining
	securities to be	Weighted-	available for future
	issued upon	average exercise	issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	7,192,000	$12.94	5,011,000 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	7,192,000	$12.94	5,011,000

(1) This amount includes 86,000 shares of common stock available for issuance under the Company’s Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors” contained in the Proxy Statement to be used by ABM in connection with the 2004 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is incorporated by reference to the information set forth under the caption “Appointment of Auditors” contained in the Proxy Statement to be used by ABM in connection with the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Form 10-K:

1. Consolidated Financial Statements of ABM Industries Incorporated and Subsidiaries:

Independent Auditors’ Report

Consolidated Balance Sheets — October 31, 2003 and 2002

Consolidated Statements of Income — Years ended October 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended October 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows — Years ended October 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements.

2. Consolidated Financial Statement Schedule of ABM Industries Incorporated and Subsidiaries:

Schedule II — Consolidated Valuation Accounts — Years ended October 31, 2003, 2002 and 2001.

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

3. Exhibits:

See Exhibit Index.

      (b) Reports on Form 8-K:

      The Company filed a report on Form 8-K dated August 15, 2003 pursuant to Item 2, which announced the completion of the Company’s sale of substantially all of the operating assets of its wholly-owned subsidiary, Amtech Elevator Services, Inc., a California corporation, to Otis Elevator Company, a New Jersey corporation and a wholly-owned subsidiary of United Technologies Corporation, pursuant to a Sale Agreement dated as of July 9, 2003.

      The Company filed a report on Form 8-K dated September 9, 2003 pursuant to Item 5, which announced the declaration of its quarterly dividend and furnished in the same report pursuant to Item 12 its financial results related to the third quarter of fiscal year 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABM Industries Incorporated

By:	/s/ Henrik C. Slipsager

Henrik C. Slipsager
President, Chief Executive Officer and Director
January 14, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henrik C. Slipsager

Henrik C. Slipsager, President, Chief Executive Officer and Director (Principal Executive Officer) January 14, 2004
/s/ George B. Sundby	/s/ Maria De Martini

George B. Sundby Senior Vice President and Chief Financial Officer (Principal Financial Officer) January 14, 2004	Maria De Martini Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer) January 14, 2004
/s/ Linda Chavez	/s/ Luke S. Helms

Linda Chavez, Director January 14, 2004	Luke S. Helms, Director January 14, 2004
/s/ Maryellen C. Herringer	/s/ Charles T. Horngren

Maryellen C. Herringer, Director January 14, 2004	Charles T. Horngren, Director January 14, 2004
/s/ Henry L. Kotkins, Jr.	/s/ Martinn H. Mandles

Henry L. Kotkins, Jr., Director January 14, 2004	Martinn H. Mandles Chairman of the Board and Director January 14, 2004
/s/ Theodore Rosenberg	/s/ William W. Steele

Theodore Rosenberg, Director January 14, 2004	William W. Steele, Director January 14, 2004

Schedule II

CONSOLIDATED VALUATION ACCOUNTS

Years ended October 31, 2003, 2002 and 2001

	Balance	Charges to	Write-offs	Balance
	Beginning	Costs and	Net of	End of
(in thousands)	of Year	Expenses	Recoveries	Year

Allowance for Doubtful Accounts
Years ended October 31,
2003	$5,543	6,544	(5,748)	$6,339
2002	8,457	10,381	(13,295)	5,543
2001	8,238	5,389	(5,170)	8,457

      Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated November 25, 2003.
3.2	Bylaws, as amended June 10, 2003 (incorporated by reference to Exhibit No. 3.2 to the registrant’s Form 10-Q Quarterly Report for the quarter ended July 31, 2003, File No. 1-8929).
4.1	Credit Agreement, dated as of June 28, 2002, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent, as amended through April 23, 2003 (incorporated by reference to Exhibit No. 4.1 to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 30, 2003, File No. 1-8929).
10.1†	1987 Stock Option Plan, as amended, effective December 19, 1995 (now known as “Time-Vested‘ Incentive Stock Option Plan) (incorporated by reference to Exhibit No. 10.13 to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 30, 1996, File No. 1-8929).
10.2	Rights Agreement, dated as of March 17, 1998, between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit No. 4.1 to the registrant’s Form 8-K Current Report dated as of March 17, 1998, File No. 1-8929).
10.3†	Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.28 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 1993, File No. 1-8929).
10.4†	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit No. 10.20 to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 30, 1991, File No. 1-8929).
10.5†	1996 ABM Industries Incorporated Long-Term Senior Executive Stock Option Plan (now known as “1996 Price-Vested” Performance Stock Option Plan) (incorporated by reference to Exhibit No. 10.40 to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 30, 1997, File No. 1-8929).
10.6†	Amendment No. 2 to the ABM Industries Incorporated 1987 Incentive Stock Option Plan (December 19, 1994 Restatement) Plan (now known as “Time-Vested” Incentive Stock Option Plan) (incorporated by reference to Exhibit No. 10.48 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 1999, File No. 1-8929).
10.7†	Amendment No. 3 to the “Time-Vested” Incentive Stock Option Plan (incorporated by reference to Exhibit No. 10.49 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 1999, File No. 1-8929).
10.8†	Amendment No. 4 to the ABM Industries Incorporated “Time-Vested” Incentive Stock Option Plan (December 19, 1995 Restatement) (incorporated by reference to Exhibit No. 10.50 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 1999, File No. 1-8929).
10.9†	Amendment No. 1 to the Long-Term Senior Executive Incentive Stock Option Plan Adopted December 1996 (now known as “1996 Price-Vested” Performance Stock Option Plan) (incorporated by reference to Exhibit No. 10.54 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 1999, File No. 1-8929).
10.10†	Amendment No. 2 to the “Price-Vested” Performance Stock Option Plan (now known as “1996 Price-Vested” Performance Stock Option Plan) (incorporated by reference to Exhibit No. 10.55 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 1999, File No. 1-8929).
10.11†	Amendment No. 3 to the ABM Industries Incorporated “Price-Vested” Performance Stock Option Plan (now known as “1996 Price-Vested” Performance Stock Option Plan) (incorporated by reference to Exhibit No. 10.56 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 1999, File No. 1-8929).
10.12†	Employee Stock Purchase Plan (as amended through May 1, 2000) (incorporated by reference to Exhibit No. 10.59 to the registrant’s Form 10-Q Quarterly Report for the quarter ended January 31, 2001, File No. 1-8929).
10.13†	Amendment No. 1 to Employee Stock Purchase Plan (May 2000 Restatement) (incorporated by reference to Exhibit No. 10.60 to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 30 2001, File No. 1-8929).
10.14†	2002 Price-Vested Performance Stock Option Plan (incorporated by reference to Exhibit No. 10.69 to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 30 2002, File No. 1-8929).
10.15†	Agreement with Martinn H. Mandles (incorporated by reference to Exhibit No. 10.71 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 2002, File No. 1-8929).
10.16	First Amendment to Rights Agreement, dated as of May 6, 2002, between ABM Industries Incorporated and Mellon Investor Services LLC, as successor Rights Agent (incorporated by reference to Exhibit No. 10.77 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 2002, File No. 1-8929).
10.17†	Service Award Plan amended as of January 1, 2003.
10.18†	Form of Stock Option Agreement Under 2002 Price-Vested Performance Stock Option Plan.
10.19†	1984 Executive Stock Option Plan as amended and restated December 9, 2003 (now known as “Age-Vested” Career Stock Option Plan).
10.20†	Supplemental Executive Retirement Plan as amended and restated December 9, 2003.
10.21†	Form of Corporate Executive Employment Agreement with other than those specifically named.
10.22†	Corporate Executive Employment Agreement with Henrik C. Slipsager as of November 1, 2003.
10.23†	Corporate Executive Employment Agreement with Jess E. Benton, III, as of November 1, 2003.
10.24†	Corporate Executive Employment Agreement with James P. McClure as of November 1, 2003.
10.25†	Corporate Executive Employment Agreement with George B. Sundby as of November 1, 2003.
10.26†	Corporate Executive Employment Agreement with Steven M. Zaccagnini as of November 1, 2003.
10.27†	Form of Non-Employee Director Retirement Benefit Agreement.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract, compensatory plan or arrangement.