Form 10-Q
period 2004-01-31
ABM INDUSTRIES INC /DE/
filed 2004-03-11
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 1-8929

ABM INDUSTRIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1369354 (I.R.S. Employer Identification No.)

160 Pacific Avenue, Suite 222, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Number of shares of common stock outstanding as of February 29, 2004:
48,644,493.

ABM INDUSTRIES INCORPORATED
FORM 10-Q
For the three months ended January 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
(In thousands except share amounts)	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$90,705	$110,947
Trade accounts receivable, net	297,329	287,906
Inventories	20,815	21,419
Deferred income taxes	38,234	36,339
Prepaid expenses and other current assets	45,683	44,037

Total current assets	492,766	500,648

Investments and long-term receivables	10,519	11,459
Property, plant and equipment, at cost
Land and buildings	4,982	5,009
Transportation equipment	13,731	13,717
Machinery and other equipment	69,305	71,846
Leasehold improvements	14,359	14,170

	102,377	104,742
Less accumulated depreciation and amortization	(73,358)	(74,619)

Property, plant and equipment, net	29,019	30,123

Goodwill	202,154	201,866
Deferred income taxes	33,047	32,462
Other assets	21,820	19,425

Total assets	$789,325	$795,983

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Continued)

	January 31,	October 31,
(In thousands except share amounts)	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$39,086	$38,143
Income taxes payable	12,238	36,658
Accrued liabilities:
Compensation	58,758	61,691
Taxes — other than income	20,801	15,297
Insurance claims	57,355	55,499
Other	54,940	49,403

Total current liabilities	243,178	256,691
Retirement plans	24,314	24,175
Insurance claims	72,762	71,081

Total liabilities	340,254	351,947

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 52,083,000 and 51,767,000 shares issued at January 31, 2004 and October 31, 2003, respectively	521	518
Additional paid-in capital	170,917	166,497
Accumulated other comprehensive loss	(269)	(268)
Retained earnings	333,577	331,275
Cost of treasury stock (3,500,000 and 3,400,000 shares at January 31, 2004 and October 31, 2003, respectively)	(55,675)	(53,986)

Total stockholders’ equity	449,071	444,036

Total liabilities and stockholders’ equity	$789,325	$795,983

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

(In thousands except per share amounts)	2004	2003
Revenues
Sales and other income	$570,823	$552,444
Expenses
Operating expenses and cost of goods sold	516,835	504,053
Selling, general and administrative	42,557	42,721
Interest	250	109

Total expenses	559,642	546,883

Income from continuing operations before income taxes	11,181	5,561
Income taxes	4,025	1,811

Income from continuing operations	7,156	3,750
Income from discontinued operation, net of income taxes	—	588

Net income	$7,156	$4,338

Net income per common share — Basic
From continuing operations	$0.15	$0.08
From discontinued operation	—	0.01

	$0.15	$0.09

Net income per common share — Diluted
From continuing operations	$0.14	$0.08
From discontinued operation	—	0.01

	$0.14	$0.09

Average common and common equivalent shares
Basic	48,512	49,053
Diluted	49,785	49,972
Dividends declared per common share	$0.10	$0.095

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

(In thousands)	2004	2003
Cash flows from operating activities:
Net income	$7,156	$4,338
Less income from discontinued operation		(588)

Income from continuing operations	7,156	3,750
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and intangible amortization	3,475	3,567
Provision for bad debts	1,195	1,201
Gain on sale of assets	(36)	(28)
Increase in deferred income taxes	(2,480)	(776)
Increase in trade accounts receivable	(10,618)	(2,148)
Decrease in inventories	604	499
Increase in prepaid expenses and other current assets	(1,646)	(2,186)
Increase in other assets	(2,694)	(4,005)
Increase in income taxes payable	6,354	2,751
Increase (decrease) in retirement plans accrual	139	(121)
Increase in insurance claims liability	3,537	1,769
Increase in trade accounts payable and other accrued liabilities	9,051	13,221

Total adjustments to net income	6,881	13,744

Net cash flows from continuing operating activities	14,037	17,494
Net operational cash flows from discontinued operation	(30,507)	320

Net cash (used in) provided by operating activities	(16,470)	17,814

Cash flows from investing activities:
Net investing cash flows from discontinued operation	—	(4)
Additions to property, plant and equipment	(2,087)	(2,668)
Proceeds from sale of assets	51	213
Decrease in investments and long-term receivables	940	558
Purchase of businesses	(288)	(14,810)

Net cash used in investing activities	(1,384)	(16,711)

Cash flows from financing activities:
Common stock issued	4,156	4,559
Common stock purchases	(1,689)	(9,297)
Dividends paid	(4,855)	(4,640)

Net cash used in financing activities	(2,388)	(9,378)

Net decrease in cash and cash equivalents	(20,242)	(8,275)
Cash and cash equivalents beginning of period	110,947	19,416

Cash and cash equivalents end of period	$90,705	$11,141

Supplemental Data:
Cash paid for income taxes	$30,658	$199

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly ABM Industries Incorporated and Subsidiaries (the Company) financial position as of January 31, 2004 and the results of operations and cash flows for the three months then ended. These adjustments are of a normal, recurring nature, except as otherwise noted.

     The information included in this Form 10-Q should be read in conjunction with the management’s discussion and analysis, the consolidated financial statements and the notes thereto included in the Company’s Form 10-K Annual Report for the fiscal year ended October 31, 2003, as filed with the Securities and Exchange Commission.

     The operations of the Company’s Elevator segment have been classified as a discontinued operation for all periods presented. Accordingly, the operating results and cash flows are shown as discontinued operation in the accompanying consolidated financial statements. See Note 7.

2.	Net Income per Common Share

     The Company has reported its earnings in accordance with Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. The calculation of net income per common share is as follows:

(In thousands except per share amounts)	Three months ended
	January 31,
	2004	2003
Income from continuing operations, net of income taxes	$7,156	$3,750
Income from discontinued operation, net of income taxes	—	588

Net income available to common stockholders	$7,156	$4,338

Average common shares outstanding — Basic	48,512	49,053
Effect of dilutive securities:
Stock options	1,273	919

Average common shares outstanding — Diluted	49,785	49,972

Net income per common share — Basic:
From continuing operatons	$0.15	$0.08
From discontinued operation	—	0.01

	$0.15	$0.09

Net income per common share — Diluted:
From continuing operatons	$0.14	$0.08
From discontinued operation	—	0.01

	$0.14	$0.09

     For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period (i.e., “out-of-the-money” options). On January 31, 2004 and 2003, options to purchase common shares of 0.3 million and 3.1 million at a weighted average exercise price of $18.30 and $16.29, respectively, were excluded from the computation.

3.	Stock-Based Compensation – Adoption of Statement of Financial Accounting Standard No. 148

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation” to provide for alternative methods of transition to SFAS No. 123 and amended disclosure provisions. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of SFAS No. 148 effective November 1, 2002. The Company’s application of APB Opinion No. 25 does not result in compensation cost because the exercise price of the options is equal to the fair value of the stock at the grant date. Under the intrinsic value method, if the fair value of the stock is greater than the exercise price at grant date, the excess is amortized to compensation expense over the estimated service life of the recipient.

     As all options granted since October 31, 1995 had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in net income for the three months ended January 31, 2004 and 2003. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all employee options granted after October 31, 1995 using the retroactive restatement method:

(In thousands except per share amounts)	Three months ended
	January 31,
	2004	2003
Net income, as reported	$7,156	$4,338
Deduct: Stock-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	624	1,079

Net income, pro forma	$6,532	$3,259

Net income per common share — basic
As reported	$0.15	$0.09
Pro forma	$0.13	$0.07
Net income per common share — diluted
As reported	$0.14	$0.09
Pro forma	$0.13	$0.07

     For purposes of calculating the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. The use of these models requires subjective assumptions, including future stock price volatility and expected time to exercise, which can have a significant effect on the calculated values. The Company’s calculations for the three months ended January 31, 2004 and 2003 were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant of 6.8 years and 6.1 years, respectively; expected stock price volatility of 24.2% and 28.4%, respectively; expected dividend yields of 2.4% and 2.6%, respectively; and risk free interest rates of 3.7% and 3.9%, respectively.

     The Company’s pro forma calculations are based on a single option valuation approach. The computed pro forma fair value of the options awards are amortized over the required vesting periods. For purposes of the pro forma calculations, should options vest earlier, the remaining unrecognized value is recognized immediately and stock option forfeitures are recognized as they occur.

4.	Revenue Presentation

     The Company has reported its revenues in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” For the Company’s Parking segment this pronouncement requires both revenues and expenses be recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients. EITF No. 01-14 did not change the income statement presentation of revenues and expenses of any other segments and had no impact on the Company’s operating profits or net income. Parking sales related solely to the reimbursement of expenses totaled $53.8 million and $53.7 million for the quarters ended January 31, 2004 and 2003, respectively.

5.	Goodwill and Other Intangibles

     The changes in the carrying amount of goodwill for the three months ended January 31, 2004 were as follows:

(In thousands)		Initial
	Balance as of	Payments for	Contingent	Balance as of
Segment	October 31, 2003	Acquisitions	Amounts	January 31, 2004
Janitorial	$142,658	—	$176	$142,834
Parking	29,920	—	102	30,022
Engineering	2,174	—	—	2,174
Security	7,806	—	10	7,816
Lighting	17,356	—	—	17,356
Other	1,952	—	—	1,952

Total	$201,866	—	$288	$202,154

     As of January 31, 2004 and October 31, 2003, all intangible assets other than goodwill, consisting principally of contract rights with a net book value of $3.4 million and $3.7 million, respectively, were included in other assets and are being amortized over the contract periods. Amortization expense for intangible assets other than goodwill was $0.3 million for each of the three-month periods ended January 31, 2004 and 2003. The remaining amortization period for intangible assets other than goodwill ranges from 1 to 13 years. The weighted average remaining life was 4 years at January 31, 2004.

6.	Acquisitions

     Acquisitions have been accounted for using the purchase method of accounting. Operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price (including contingent amounts) over fair value of the net assets acquired is generally included in goodwill. Most purchase agreements provide for initial payments and contingent payments based on the annual pretax income or other financial parameters for subsequent periods ranging generally from two to five years. Cash paid for acquisitions, including down payments and contingent amounts based on subsequent earnings, was $0.3 million and $14.8 million in the three months ended January 31, 2004 and 2003, respectively.

     No acquisitions were made during the three months ended January 31, 2004.

     On January 31, 2003, the Company acquired the commercial self-performed janitorial cleaning operations of Horizon National Commercial Services, LLC, a provider of janitorial services based in Red Bank, New Jersey. Assets acquired by the Company include key customer accounts in the eastern, mid-western and south central United States. The total adjusted acquisition cost was $14.7 million, which included the assumption of payroll-related liabilities totaling $0.2 million. Of the total adjusted acquisition cost, $12.9 million was allocated to goodwill and $1.8 million to fixed and other assets at the time of acquisition.

     The operating results generated from this acquisition are included in the consolidated financial results of the Company from the date of acquisition. Due to the relative size of this acquisition, pro forma information is not included in the consolidated financial statements.

     During the three months ended January 31, 2004 and 2003, contingent amounts totaling $0.3 million and $0.7 million, respectively, were paid on earlier acquisitions as provided by the respective purchase agreements. All amounts paid were added to goodwill.

7.	Discontinued Operation

     On August 15, 2003, ABM Industries Incorporated sold substantially all of the operating assets of Amtech Elevator Services, Inc., a wholly-owned subsidiary of ABM that represented the Company’s Elevator segment, to Otis Elevator Company, a wholly-owned subsidiary of United Technologies Corporation (Otis Elevator). The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a perpetual license to the name “Amtech Elevator Services.” The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. The Company realized a gain on the sale of $51.5 million, which is net of $31.9 million of income taxes, of which $30.5 million was paid with the extension of the federal and state income tax returns on January 15, 2004.

     The operating results and cash flows of the Elevator segment have been reported as discontinued operation in the accompanying consolidated financial statements. Income taxes have been allocated using the estimated combined federal and state tax rates applicable to Elevator for each of the periods presented.

     The operating results of the discontinued operation for the three months ended January 31, 2003 are shown below.

(In thousands)	Three months ended
January 31, 2003
Revenues	$28,182

Income before income taxes	951
Income taxes	363

Net income	$588

8.	Debt

     In April 2003, the Company increased the amount of its syndicated line of credit, which will expire July 1, 2005, to $250.0 million. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of 0.00% to 0.25% or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.875% to 1.50%. The spreads for LIBOR, prime and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of 0.20%, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program and cash borrowings are considered to be outstanding amounts. As of January 31, 2004 and October 31, 2003, the total outstanding amounts under this facility were $74.6 million and $69.0 million, respectively, in the form of standby letters of credit. On February 4, 2004 ABM procured a $7.0 million letter of credit in connection with the gender discrimination lawsuit against ABM in the state of Washington (see Note 12, “Contingencies”). The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of January 31, 2004.

9.	Comprehensive Income (Loss)

     Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses. Comprehensive income for the three months ended January 31, 2004 and 2003 approximated net income.

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

     On March 11, 2003, the Company’s Board of Directors authorized the purchase of up to 2.0 million additional shares of the Company’s outstanding common stock at any time through December 31, 2003. As of October 31, 2003, the Company purchased 1.4 million shares under this authorization at a cost of $21.1 million (an average price per share of $15.04). In the two months ended December 31, 2003, the Company purchased 0.1 million shares at a cost of $1.7 million (an average price per share of $16.90).

     On December 9, 2003, the Company’s Board of Directors authorized the purchase of up to another 2.0 million additional shares of the Company’s outstanding common stock at any time through December 31, 2004. As of January 31, 2004, 2.0 million shares remained available for purchase under this authorization.

11.	Segment Information

     Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Engineering, Security, and Lighting are reportable segments. Mechanical and Facility Services are included in the Other segment. Corporate expenses are not allocated.

(In thousands)	Three months ended January 31,
	2004	2003
Sales and other income:
Janitorial	$350,605	$330,852
Parking	93,858	94,415
Engineering	48,176	45,627
Security	40,876	37,789
Lighting	26,613	33,146
Other	10,448	10,484
Corporate	247	131

	$570,823	$552,444

Operating profit:
Janitorial	$12,829	$7,807
Parking	1,044	590
Engineering	2,565	2,030
Security	1,477	1,342
Lighting	618	680
Other	262	(123)
Corporate expense	(7,364)	(6,656)

Operating profit	11,431	5,670
Interest expense	(250)	(109)

Income from continuing operations before income taxes	$11,181	$5,561

12.	Contingencies

     In September 1999, a former employee filed a gender discrimination lawsuit against ABM in the state of Washington. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court, in the case named Forbes v. ABM, awarded $4.0 million in damages. The court later awarded costs of $0.7 million to the plaintiff. In addition, the plaintiff may receive an additional $0.8 million to mitigate the federal tax impact of the plaintiff’s award (the Washington Supreme Court is currently deciding whether amounts to mitigate federal tax consequences may be awarded in wrongful termination cases). ABM is appealing the jury’s verdict as well as the award of costs to the State Court of Appeals on the grounds that it was denied a fair trial. By law, interest on the judgment accrues at 12% per year while the appeal is pending. ABM has stayed enforcement of the judgment by procuring a $7.0 million letter of credit. ABM believes that the award against ABM was excessive and that the verdict was inconsistent with the law and the evidence. Because ABM believes that the judgment will be reversed upon appeal and that it will prevail in a new trial, ABM has not recorded any liability in its financial statements associated with the judgment. However, there can be no assurance that ABM will prevail in this matter. As of January 31, 2004, ABM has incurred and recorded legal fees of $0.2 million associated with the appeal. These fees, which include the cost of a new trial, are expected to total approximately $0.4 million. In addition, ABM will incur annual costs of approximately 1% of the amount of the letter of credit.

     The Company and some of its subsidiaries have been named defendants in certain other litigation arising in the ordinary course of business. In the opinion of management, based on advice of legal counsel, such matters should have no material effect on the Company’s financial position, results of operations or cash flows.

13.	Subsequent Events

     On March 8, 2004, ABM Industries Incorporated entered into an Asset Purchase Agreement with SSA Holdings II, LLC, a North Carolina limited liability company, and its wholly owned subsidiary Security Services of America, LLC, a North Carolina limited liability company (collectively, “SSA”), and its members, to acquire substantially all of the operating assets of SSA for an initial consideration of $40.7 million, net of liabilities assumed totaling $0.3 million. Additional consideration includes contingent payments equal to 20% to 25% of adjusted earnings before interest and taxes, depending upon the level of actual earnings, for each of the years in the five-year period commencing on the closing date.

     SSA, also known as “Silverhawk Security Specialists” and “Elite Protection Services”, is a full service private security and investigative firm with a diverse client base that includes small, medium and large businesses throughout the Southeast and Midwest regions of the United States. SSA generated $90.4 million in revenues for the year ended December 31, 2003.

     On March 9, 2004, the stockholders of ABM approved the 2004 Employee Stock Purchase Plan under which an aggregate of 2.0 million shares may be issued commencing on May 1, 2004. Under the plan the purchase price of the shares will be determined twice a year on the 1st of May and November of each plan year and it will be the lesser of 85% of the fair market value on those dates or 85% of the fair market value on the date of monthly purchases. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees will be required to hold their shares for a minimum of six months from the date of purchase.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company provides janitorial, parking, engineering, security, lighting and mechanical services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities in the United States and British Columbia, Canada. The Company also provided elevator services until August 15, 2003, when it sold substantially all of the operating assets of its Elevator segment (see “Discontinued Operation”). The largest segment of the Company’s business is Janitorial which generated over 61% of the Company’s sales and other income from continuing operations (hereinafter called “sales”) and over 68% of its operating profit before corporate expenses for the first quarter of 2004.

     The Company’s sales are substantially based on the performance of labor-intensive services at contractually specified prices. Janitorial and other maintenance service contracts are either fixed-price or “cost-plus” (i.e., the customer agrees to reimburse the agreed upon amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage). The profitability of fixed-price contracts is impacted by the variability of the number of workdays in a quarter. The majority of the Company’s contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice. In addition to services defined within the scope of the contract, the Company also generates sales from extra services where the customer might require additional cleaning or emergency repair services which work frequently offers higher margins.

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

     The Company’s most recent acquisitions significantly contributed to the growth in sales and operating profit in the first quarter of 2004 from the same period last year. Internal growth in sales was more than offset by the lack of retrofit jobs at Lighting and terminations of some unprofitable contracts, as well as the loss of profitable contracts to competition. To mitigate the adverse effect on operating profit of the continued slowdown in capital investment by customers, the Company successfully lowered its overhead expenses in Lighting. In the long run, achieving the desired levels of sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately-owned companies that typically have the lower cost advantage.

     In the short-term, management is focused on actively managing its business, converting bids into sales and integrating its most recent acquisitions. In the long-term, management is focused on implementing its strategic plan to grow the business through a combination of internal growth and selective acquisitions in the Company’s core disciplines.

Liquidity and Capital Resources

	January 31,	October 31,
(In thousands)	2004	2003	Change
Cash and cash equivalents	$90,705	$110,947	$(20,242)
Working capital	$249,588	$243,957	$5,631

	Three months ended January 31,
	2004	2003	Change
Cash provided by operating activities from continuing operations	$14,037	$17,494	$(3,457)
Cash used in investing activities	$(1,384)	$(16,711)	$15,327
Cash used in financing activities	$(2,388)	$(9,378)	$6,990

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of January 31, 2004 and October 31, 2003, the Company’s cash and cash equivalents totaled $90.7 million and $110.9 million, respectively. The relatively high cash balances were primarily due to the $112.4 million of cash proceeds from the Elevator divestiture received during 2003, while the decline in the first quarter of 2004 reflects the payment of estimated income taxes associated with this divestiture (see “Discontinued Operation”).

     Working Capital. Working capital increased by $5.6 million to $249.6 million at January 31, 2004 from $244.0 million at October 31, 2003. The largest component of working capital consists of trade accounts receivable, which totaled $297.3 million at January 31, 2004, compared to $287.9 million at October 31, 2003. These amounts were net of allowances for doubtful accounts of $6.8 million and $6.3 million at January 31, 2004 and October 31, 2003, respectively. As of January 31, 2004, accounts receivable that were over 90 days past due had decreased $5.7 million to $22.5 million (7.6% of the total net outstanding) from $28.2 million (9.8% of the total net outstanding) at October 31, 2003.

     Cash Flows from Operating Activities. During the three months ended January 31, 2004 and 2003, operating activities from continuing operations generated net cash of $14.0 million and $17.5 million, respectively. Cash from operations was higher in 2003 compared to 2004 primarily due to greater collection of outstanding accounts receivable during 2003.

     Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended January 31, 2004 was $15.3 million lower than the same period last year. No acquisitions were made in the first quarter of 2004 while the Company acquired Horizon National Commercial Services, LLC (“Horizon”) in 2003.

     Cash Flows from Financing Activities. Net cash used in financing activities was $2.4 million in the three months ended January 31, 2004, compared to $9.4 million in the three months ended January 31, 2003. Stock purchases in the first quarter of 2004 were $7.6 million lower than in the first quarter of last year.

     In the three months ended January 31, 2003, the Company purchased 0.1 million shares of the Company’s outstanding common stock at a cost of $1.7 million (an average price per share of $16.90) while in the three months ended January 31, 2003, the Company purchased 0.6 million shares at a cost of $9.3 million (an average price per share of $15.50). As of January 31, 2004, 2.0 million shares remained available for purchase under a December 9, 2003 Board authorization.

     On March 9, 2004, the stockholders of ABM approved the 2004 Employee Stock Purchase Plan under which an aggregate of 2.0 million shares may be issued commencing on May 1, 2004 (see “Subsequent Events”).

     Line of Credit. In April 2003, the Company increased the amount of its syndicated line of credit, which will expire July 1, 2005, to $250.0 million. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of 0.00% to 0.25% or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.875% to 1.50%. The spread for LIBOR, prime and IBOR borrowings is based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of 0.20%, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of January 31, 2004 and October 31, 2003, the total outstanding amounts under this facility were $74.6 million and $69.0 million, respectively, in the form of standby letters of credit. On February 4, 2004 ABM procured a $7.0 million letter of credit in connection with the gender discrimination lawsuit against ABM in the state of Washington (see Note 12, “Contingencies”). The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of January 31, 2004.

Cash Requirements

     The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles, and other equipment. As of January 31, 2004, future contractual payments were as follows:

(In thousands)	Payments Due By Period
Contractual		Less than	1-3	4-5	After 5
Obligations	Total	1 year	years	years	years
Operating Leases	$186,072	$43,827	$55,334	$30,575	$56,336

     Additionally, the Company has the following commercial commitments and other long-term liabilities:

(In thousands)	Amounts of Commitment Expiration Per Period
Commercial		Less than	1 - 3	4 - 5	After 5
Commitments	Total	1 year	years	years	years
Standby Letters of Credit	$74,618	74,618	—	—	—
Financial Responsibility Bonds	4,211	4,211	—	—	—

Total	$78,829	$78,829	—	—	—

(In thousands)	Payments Due By Period
Other Long-Term		Less than	1 - 3	4 - 5	After 5
Liabilities	Total	1 year	years	years	years
Retirement Plans	$40,484	$2,116	$4,393	$4,846	$29,129

     Not included in the retirement plans in the table above are union-sponsored collectively bargained multi-employer defined benefit plans under which certain qualified employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions for these plans averaged approximately $7.0 million per quarter based on actual fiscal 2003 contributions.

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

     The self-insurance claims paid for the three months ended January 31, 2004 and 2003 were $14.4 million and $14.9 million, respectively. The total claim payments made in the fiscal years ended October 31, 2003 and 2002 were $58.9 million and $52.7 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances.

     In connection with the gender discrimination lawsuit against ABM in the state of Washington (see Note 12, “Contingencies”), ABM has stayed enforcement of the $4.0 million judgment and $0.7 million award of costs by procuring a $7.0 million letter of credit on February 4, 2004. ABM will incur annual costs of approximately 1% of the amount of the letter of credit. ABM believes that the award against ABM will be reversed upon appeal and that it will prevail in a new trial. However, the damages in this case cannot be determined at this time, and these damages may range between $0, should ABM prevail in a new trial, and an amount awarded by the jury in a new trial, should the plaintiff prevail in a new trial. If ABM does not prevail in a new trial, then the plaintiff may also receive the award of her costs associated with the new trial.

     On March 8, 2004, ABM Industries Incorporated entered into an Asset Purchase Agreement with SSA (see Note 13, “Subsequent Events”), to acquire substantially all of the operating assets of SSA for an initial consideration of $40.7 million, net of liabilities assumed totaling $0.3 million. Additional consideration includes contingent payments equal to 20% to 25% of adjusted earnings before interest and taxes, depending upon the level of actual earnings, for each of the years in the five-year period commencing on the closing date.

     The Company has no significant commitments for capital expenditures except for the SSA purchase price and believes that the current cash and cash equivalents, cash generated from operations and the expected renewal of its line of credit prior to July 2005 will be sufficient to meet the Company’s cash requirements for the longer term.

Insurance Claims Related to the Destruction of the World Trade Center in New York City on September 11, 2001

     The Company had commercial insurance policies covering business interruption, property damage and other losses related to the WTC complex in New York, which was the Company’s largest single job-site with annual sales of approximately $75.0 million (3% of the Company’s consolidated sales for 2001). As of October 31, 2002, Zurich Insurance (“Zurich”) had paid two partial settlements totaling $13.3 million, of which $10.0 million was for business interruption and $3.3 million for property damage, which substantially settled the property portion of the claim. The Company realized a pretax gain of $10.0 million in 2002 on the proceeds received.

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

Off-Balance Sheet Arrangements

     As of January 31, 2004, the Company did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities and Exchange Commission Regulation S-K.

Acquisitions

     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. No acquisitions were made during the quarter ended January 31, 2004. Acquisitions made during the same quarter of last year are discussed in Note 6 to the consolidated financial statements.

Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company’s fiscal year and first quarter which ended on October 31 and January 31, respectively.

Three Months Ended January 31, 2004 vs. Three Months Ended January 31, 2003

($ in thousands)	Three months ended January 31,
	2004	% of	2003	% of	Increase
		Sales		Sales	(Decrease)
Revenues
Sales and other income	$570,823	100.0%	$552,444	100.0%	3.3%
Expenses
Operating expenses and cost of goods sold	516,835	90.5%	504,053	91.2%	2.5%
Selling, general and administrative	42,557	7.5%	42,721	7.7%	-0.4%
Interest	250	0.0%	109	0.0%	129.4%

Total expenses	559,642	98.0%	546,883	99.0%	2.3%

Income from continuing operations before income taxes	11,181	2.0%	5,561	1.0%	101.1%
Income taxes	4,025	0.7%	1,811	0.3%	122.3%

Income from continuing operations	$7,156	1.3%	$3,750	0.7%	90.8%

     Income From Continuing Operations. Income from continuing operations for the first quarter of 2004 was $7.2 million ($0.14 per diluted share) compared to $3.8 million ($0.08 per diluted share) for the first quarter of 2003. The increase was primarily due to lower expenses in the Northeast region of Janitorial, one fewer workday in the first quarter of 2004 compared to the same period in 2003, acquisitions which did not impact results until after January 31, 2003, namely: Horizon acquired on January 31, 2003, Valet Parking Service (“Valet”) acquired on April 30, 2003, and HGO Services (“HGO”) acquired on August 29, 2003, and operating profit improvement in Engineering.

     Sales and Other Income. Sales and other income for the first quarter of 2004 of $570.8 million increased by $18.4 million or 3.3% from $552.4 million for the first quarter of 2003. Acquisitions that did not significantly impact results until after January 31, 2003 contributed $28.9 million to the sales increase, although these increases were partially offset by decreased revenues in the Northeast region of Janitorial and in Lighting and Parking.

     Operating Expenses and Cost of Goods Sold. As a percentage of sales, gross profit (sales minus operating expenses and cost of goods sold) was 9.5% for the first quarter of 2004 compared to 8.8% for the first quarter of 2003. The higher margins were primarily due to lower sick leave and other operating expenses in the Northeast region of Janitorial, one fewer workday in the first quarter of 2004 compared to the same period in 2003 which favorably impacted fixed-price contracts in Janitorial, and the termination of unprofitable contracts in Janitorial, Parking and Lighting, partially offset by the impact of losing profitable contracts.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2004 were $42.6 million compared to $42.7 million for the corresponding three months of 2003. The decrease in selling, general and administrative expenses was primarily attributable to the staff reduction in Lighting and Other segments and the absence of costs associated with management changes in the Northeast region of

Janitorial, almost entirely offset by $1.7 million of selling, general and administrative expenses attributable to the Horizon, HGO and Valet acquisitions and higher professional fees related to Sarbanes-Oxley compliance.

     Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was $0.3 million for the first quarter of 2004 compared to $0.1 million for the first quarter of 2003. The increase was primarily due to higher loan commitment fees in the first quarter of 2004.

     Income Taxes. The effective tax rate for income from continuing operations was 36.0% for the first quarter of 2004, compared to 32.6% for the first quarter of 2003, reflecting the higher level of pretax income. The estimated federal tax credits were substantially the same in the two quarters.

Segment Information

     Under SFAS No. 131 criteria, Janitorial, Parking, Engineering, Security, and Lighting are reportable segments. The operating results of the former Elevator segment are reported separately under discontinued operation and are excluded from the table below, see “Discontinued Operation”. All other services are included in the “Other” segment. Corporate expenses are not allocated.

($ in thousands)	Three months ended January 31,		Better
	2004	2003	(Worse)
Sales and other income:
Janitorial	$350,605	$330,852	6.0%
Parking	93,858	94,415	-0.6%
Engineering	48,176	45,627	5.6%
Security	40,876	37,789	8.2%
Lighting	26,613	33,146	-19.7%
Other	10,448	10,484	-0.3%
Corporate	247	131	88.5%

	$570,823	$552,444	3.3%

Operating profit:
Janitorial	$12,829	$7,807	64.3%
Parking	1,044	590	76.9%
Engineering	2,565	2,030	26.4%
Security	1,477	1,342	10.1%
Lighting	618	680	-9.1%
Other	262	(123)	N/A
Corporate expense	(7,364)	(6,656)	-10.6%

Operating profit	11,431	5,670	101.6%
Interest expense	(250)	(109)	-129.4%

Income from continuing operations before income taxes	$11,181	$5,561	101.1%

     The results of operations from the Company’s segments for the three months ended January 31, 2004, compared to the same period in 2003, are more fully described below.

     Janitorial. Sales for Janitorial increased $19.8 million or 6.0% from the first quarter of 2003 to the first quarter of 2004. The increase in sales is primarily due to the $24.5 million in sales contributed by the Horizon and HGO acquisitions. Additionally, the Southwest Region increased sales through price increases to existing customers as well as gaining new customers in the Los Angeles area. The sales increase was partially offset by decreases in the Northeast and Southeast regions primarily due to loss of profitable contracts to competition as well as the termination of unprofitable contracts.

     Operating profit increased $5.0 million or 64.3% in the first quarter of 2004 compared to the first quarter of 2003 primarily due to reduced expenses in the Northeast region, one fewer workday in the first quarter of 2004 and the impact of acquisitions, partially offset by the effect of higher state unemployment rates, especially in California. The Northeast region’s operating loss for the first quarter of 2004 was $2.4 million lower than its operating loss for the first quarter of 2003 primarily due to lower sick leave expenses, lower legal fees and the absence of costs associated with management changes in the first quarter of 2004. The first quarter of 2004 had one fewer workday than the same period last year which favorably impacted fixed-price contracts by approximately $1.7 million in payroll and related expenses. Additionally, Horizon and HGO acquisitions contributed $1.4 million of the increase in Janitorial’s operating profit.

     Parking. Parking sales decreased by $0.6 million or 0.6% while operating profits increased by $0.5 million or 76.9% during the first quarter of 2004 compared to the first quarter of 2003. The decrease in sales was due primarily to the loss of two airport contracts in January and September of 2003 and the impact of severe weather conditions in various parts of the country on travel and airport parking. The decrease was partially offset by $4.4 million of sales from Valet. The increase in operating profits resulted from a $0.3 million contribution from Valet, higher margins on renegotiated contracts as well as the termination of several unprofitable contracts.

     Engineering. Sales for Engineering increased $2.5 million or 5.6% from the first quarter of 2003 to the first quarter of 2004 due to an increased customer base in the Mid-Atlantic, Northern California and West Central regions. Operating profit increased $0.5 million or 26.4% from the first quarter 2003 to the first quarter 2004 primarily due to higher sales. Additionally, the results for the first quarter of 2003 included $0.2 million in settlement with a competing firm on a bid-related issue.

     Security. Security sales increased $3.1 million or 8.2% mainly due to the net effect of new business. Operating profits increased $0.1 million or 10.1% primarily due to increase in sales and the successful consolidation of overhead staff and facilities, partially offset by the impact of sharp increases in state unemployment rates, especially in California.

     Lighting. Lighting sales decreased $6.5 million or 19.7% during the three months ended January 31, 2004 compared to the same period of 2003 and operating profits decreased $0.1 million or 9.1%. The decrease in sales was primarily due to significantly fewer retrofit projects in 2004 compared to 2003 and the termination of certain underperforming national contracts after January 2003. The decline in operating profits was primarily due to reduced sales partially offset by higher margins and lower selling, general and administrative expenses mainly as a result of staff reductions after January 2003.

     Other. Sales for the Other Segment were flat for the first three months of 2004 compared to the same period of 2003 while operating profit increased by $0.4 million. Higher sales in Facilities Services were offset by lower sales in Mechanical primarily due to decreased capital project work. The increase in operating profit is primarily due to higher sales in Facilities Services as well as higher margins and lower selling, general and administrative expenses in Mechanical mainly as a result of staff reductions after January 2003.

     Corporate. Corporate expense for the first quarter of 2004 increased by $0.7 million or 10.6% compared to the first quarter of 2003 primarily due to $0.5 million of higher professional fees primarily related to the Sarbanes-Oxley compliance.

Discontinued Operation

     On August 15, 2003, ABM completed the sale of substantially all of the operating assets of Amtech Elevator to Otis Elevator. The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a perpetual license to the name “Amtech Elevator Services.” The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. The Company realized a gain on the sale of $51.5 million which is net of $31.9 million of income taxes, of which $30.5 million was paid with the extension of the federal and state income tax returns on January 15, 2004.

     The operating results and cash flows of the Elevator segment have been reported as discontinued operation in the accompanying consolidated financial statements. Income taxes have been allocated using the estimated combined federal and state tax rates applicable to Elevator for each of the periods presented.

     The operating results of the discontinued operation for the three months ended January 31, 2003 are shown below.

(In thousands)	Three months ended
January 31, 2003
Revenues	$28,182

Income before income taxes	951
Income taxes	363

Net income	$588

Subsequent Events

     On March 8, 2004, ABM Industries Incorporated entered into an Asset Purchase Agreement with SSA, to acquire substantially all of the operating assets of SSA for an initial consideration of $40.7 million, net of liabilities assumed totaling $0.3 million. Additional consideration includes contingent payments equal to 20% to 25% of adjusted earnings before interest and taxes, depending upon the level of actual earnings, for each of the years in the five-year period commencing on the closing date.

     SSA, also known as “Silverhawk Security Specialists” and “Elite Protection Services,” is a full service private security and investigative firm with a diverse client base that includes small, medium and large businesses throughout the Southeast and Midwest regions of the United States. SSA generated $90.4 million in revenues for the year ended December 31, 2003.

     On March 9, 2004, the stockholders of ABM approved the 2004 Employee Stock Purchase Plan under which an aggregate of 2.0 million shares may be issued commencing on May 1, 2004. Under the plan the purchase price of the shares will be determined twice a year on the 1st of May and November of each plan year and it will be the lesser of 85% of the fair market value on those dates or 85% of the fair market value on the date of monthly purchases. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees will be required to hold their shares for a minimum of six months from the date of purchase.

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

Recent Accounting Pronouncements

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

     In December 2003, the FASB issued Financial Interpretation Number (“FIN”) 46R Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“VIEs”), which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. There were no VIEs created by the Company after December 31, 2003 and the VIEs created before January 1, 2004 are in the process of being evaluated.

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

     Self-Insurance Reserves: Certain insurable risks such as general liability, automobile property damage and workers’ compensation are self-insured by the Company. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company’s self-insurance program are recorded on a claim-incurred basis. The Company uses an independent actuarial firm to annually evaluate and estimate the range of the Company’s claim costs and liabilities. The Company accrues the minimum amount of the actuarial range of exposure. Using the annual actuarial report, management develops annual insurance costs for each operation, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs on a quarterly basis. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. If the frequency or severity of claims incurred were to increase, the Company might be required to record additional expenses for self-insurance liabilities.

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

     Deferred Income Tax Asset Valuation Allowance: Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. At January 31, 2004, the net deferred tax asset was $71.3 million and no valuation allowance was recorded. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.

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

Factors That May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

     The disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, the Company also provides forward-looking statements in other written materials released to the public as well as oral forward-looking statements. Such statements give the Company’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management tries, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” and similar expressions. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, and the outcome of contingencies and other uncertainties, such as legal proceedings, and financial results.

     Set forth below are factors that the Company thinks, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results or those anticipated, estimated or projected. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The public should understand that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete list of all potential risks or uncertainties: (1) A further decline in commercial office building occupancy and rental rates could affect the Company’s sales and profitability. (2) An increase in costs that the Company cannot pass on to customers could affect profitability. (3) The financial difficulties or bankruptcy of one or more of the Company’s major customers could adversely affect results. (4) The Company could experience major collective bargaining disputes that would lead to the loss of sales or expense increases. (5) The Company is subject to intense competition. (6) The Company’s success depends on its ability to preserve its long-term relationships with its customers. (7) Weakness in airline travel and the hospitality industry could adversely impact the Company’s Parking results. (8) A continued slowdown in capital investments by customers could negatively impact the project sales of the Lighting and Mechanical segments. (9) Acquisition activity could slow or be unsuccessful. (10) The Company incurs significant accounting and other control costs, which could increase. (11) An inadequacy in the Company’s self-insurance reserves, or the cancellation or non-renewal of the Company’s primary insurance policies, could adversely impact the Company’s results. (12) Other issues and uncertainties which may include: labor shortages that adversely affect the Company’s ability to employ entry level personnel, a reduction or revocation of the Company’s line of credit that could increase interest expense and the cost of capital, legislation or other governmental action that detrimentally impacts the Company’s expenses or reduces sales by adversely affecting the Company’s customers such as state or locally-mandated healthcare benefits, new accounting pronouncements or changes in accounting policies, impairment of goodwill, the resignation, termination, death or disability of one or more of the Company’s key executives that adversely affects customer retention or day-to-day management of the Company, and inclement weather which could disrupt the Company in providing its services.

     The Company believes that it has the services, human and financial resources for business success, but future profit and cash flow can be adversely (or advantageously) influenced by a number of factors, including those listed above, any and all of which are inherently difficult to forecast. The Company’s Annual Report on Form 10-K for the year ended October 31, 2003, contains additional information with respect to the factors that could influence its business. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At January 31, 2004, the Company had no outstanding long-term debt. Although the Company’s assets included over $90.7 million in cash and cash equivalents at January 31, 2004, market rate risk associated with changing interest rates in the United States is not material.

Item 4. Controls and Procedures

     The Company’s principal executive officer and principal financial officer have concluded that the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) was adequate as of the end of the period covered by this Quarterly Report on Form 10-Q, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

     No change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s first fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In September 1999, a former employee filed a gender discrimination lawsuit against ABM in the state of Washington. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court, in the case named Forbes v. ABM, awarded $4.0 million in damages. The court later awarded costs of $0.7 million to the plaintiff. In addition, the plaintiff may receive an additional $0.8 million to mitigate the federal tax impact of the plaintiff’s award (the Washington Supreme Court is currently deciding whether amounts to mitigate federal tax consequences may be awarded in wrongful termination cases). ABM is appealing the jury’s verdict as well as the award of costs to the State Court of Appeals on the grounds that it was denied a fair trial. By law, interest on the judgment accrues at 12% per year while the appeal is pending. ABM has stayed enforcement of the judgment by procuring a $7.0 million letter of credit. ABM believes that the award against ABM was excessive and that the verdict was inconsistent with the law and the evidence. Because ABM believes that the judgment will be reversed upon appeal and that it will prevail in a new trial, ABM has not recorded any liability in its financial statements associated with the judgment. However, there can be no assurance that ABM will prevail in this matter.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Stock Repurchases

			(c) Number of	(d) Maximum number
			shares (or	(or approximate
			units) purchase	dollar value) of
			as part of	shares (or units)
	(a) Total number	(b) Average	publicly	that may yet be
	of shares (or	price paid per	announced plans	purchased under the
Period	units) purchased	share (or unit)	or programs	plans or programs
11/1/2003-11/30/2003	—	—	—	600,000 shares

12/1/2003-12/31/2003	100,000 shares (1)	$16.90	100,000 shares	2,600,000 shares (2)

1/1/2004-1/31/2004	—	—	—	2,000,000 shares

Total	100,000 shares	$16.90	100,000 shares	2,000,000 shares

(1)	A March 11, 2003 Board of Directors authorization for 2,000,000 shares expired December 31, 2003, with 500,000 shares unpurchased.

(2)	On December 9, 2003, the Board of Directors authorized another 2,000,000 shares to be purchased at any time through December 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 31.1 -	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2 -	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1 -	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

     The Company filed a report on Form 8-K dated December 9, 2003 pursuant to Item 5, which announced the declaration of its quarterly dividend and furnished in the same report pursuant to Item 12 its financial results related to fiscal year 2003 and the fourth quarter of fiscal year 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

March 11, 2004	/s/ George B. Sundby

George B. Sundby Senior Vice President and Chief Financial Officer Principal Financial Officer

March 11, 2004	/s/ Maria De Martini

Maria De Martini Vice President and Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002