Form 10-Q
period 2004-04-30
ABM INDUSTRIES INC /DE/
filed 2004-06-09
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Number of shares of common stock outstanding as of May 31, 2004: 48,877,388.

ABM INDUSTRIES INCORPORATED
FORM 10-Q
For the three months and six months ended April 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
(In thousands except share amounts)	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$60,175	$110,947
Trade accounts receivable, net	291,686	287,906
Inventories	23,331	21,419
Deferred income taxes	39,399	36,339
Prepaid expenses and other current assets	43,102	44,037

Total current assets	457,693	500,648

Investments and long-term receivables	9,923	11,459
Property, plant and equipment, at cost
Land and buildings	4,986	5,009
Transportation equipment	13,713	13,717
Machinery and other equipment	72,924	71,846
Leasehold improvements	14,653	14,170

	106,276	104,742
Less accumulated depreciation and amortization	(75,046)	(74,619)

Property, plant and equipment, net	31,230	30,123

Goodwill	220,787	201,866
Other intangibles, at cost	29,326	7,637
Less accumulated amortization	(5,459)	(3,946)

Other intangibles, net	23,867	3,691

Deferred income taxes	33,241	32,462
Other assets	19,688	15,734

Total assets	$796,429	$795,983

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Continued)

	April 30,	October 31,
(In thousands except share amounts)	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$42,231	$38,143
Income taxes payable	7,340	36,658
Accrued liabilities:
Compensation	62,586	61,691
Taxes — other than income	17,984	15,297
Insurance claims	58,502	55,499
Other	56,041	49,403

Total current liabilities	244,684	256,691
Retirement plans	24,651	24,175
Insurance claims	74,077	71,081

Total liabilities	343,412	351,947

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 52,313,000 and 51,767,000 shares issued at April 30, 2004 and October 31, 2003, respectively	523	518
Additional paid-in capital	173,068	166,497
Accumulated other comprehensive loss	(380)	(268)
Retained earnings	335,481	331,275
Cost of treasury stock (3,500,000 and 3,400,000 shares at April 30, 2004 and October 31, 2003, respectively)	(55,675)	(53,986)

Total stockholders’ equity	453,017	444,036

Total liabilities and stockholders’ equity	$796,429	$795,983

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands except per share amounts)	2004	2003	2004	2003
Revenues
Sales and other income	$590,345	$562,537	$1,161,168	$1,114,981
Expenses
Operating expenses and cost of goods sold	533,124	505,207	1,049,959	1,009,260
Selling, general and administrative	43,936	42,320	86,194	84,779
Intangible amortization	2,545	297	2,844	559
Interest	241	178	491	287

Total expenses	579,846	548,002	1,139,488	1,094,885

Income from continuing operations before income taxes	10,499	14,535	21,680	20,096
Income taxes	3,715	5,287	7,740	7,098

Income from continuing operations	6,784	9,248	13,940	12,998
Income from discontinued operation, net of income taxes	—	644	—	1,232

Net income	$6,784	$9,892	$13,940	$14,230

Net income per common share — Basic
From continuing operations	$0.14	$0.19	$0.29	$0.27
From discontinued operation	—	0.01	—	0.02

	$0.14	$0.20	$0.29	$0.29

Net income per common share — Diluted
From continuing operations	$0.14	$0.18	$0.28	$0.26
From discontinued operation	—	0.02	—	0.03

	$0.14	$0.20	$0.28	$0.29

Average common and common equivalent shares
Basic	48,713	48,994	48,613	49,023
Diluted	50,145	49,877	49,965	49,925
Dividends declared per common share	$0.10	$0.095	$0.20	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003

(In thousands)	2004	2003
Cash flows from operating activities:
Net income	$13,940	$14,230
Less income from discontinued operation	—	(1,232)

Income from continuing operations	13,940	12,998
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and intangible amortization	9,222	7,337
Provision for bad debts	2,113	2,648
Gain on sale of assets	(83)	(81)
Increase in deferred income taxes	(3,839)	(2,355)
Increase in trade accounts receivable	(4,137)	(14,621)
(Increase) decrease in inventories	(1,300)	937
Decrease (increase) in prepaid expenses and other current assets	1,571	(3,859)
Increase in other assets	(3,516)	(4,608)
Increase in income taxes payable	2,103	1,700
Increase in retirement plans accrual	476	212
Increase in insurance claims liability	5,999	3,215
Increase in trade accounts payable and other accrued liabilities	13,784	13,418

Total adjustments to net income	22,393	3,943

Net cash flows from continuing operating activities	36,333	16,941
Net operational cash flows from discontinued operation	(30,507)	6,302

Net cash provided by operating activities	5,826	23,243

Cash flows from investing activities:
Net investing cash flows from discontinued operation	—	(108)
Additions to property, plant and equipment	(6,147)	(5,402)
Proceeds from sale of assets	242	338
Decrease in investments and long-term receivables	1,536	1,143
Purchase of businesses	(46,467)	(17,193)

Net cash used in investing activities	(50,836)	(21,222)

Cash flows from financing activities:
Common stock issued	5,662	7,674
Common stock purchases	(1,689)	(9,297)
Dividends paid	(9,735)	(9,310)

Net cash used in financing activities	(5,762)	(10,933)

Net decrease in cash and cash equivalents	(50,772)	(8,912)
Cash and cash equivalents beginning of period	110,947	19,416

Cash and cash equivalents end of period	$60,175	$10,504

Supplemental Data:
Cash paid for income taxes	$39,983	$7,753

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly ABM Industries Incorporated and Subsidiaries’ (the Company) financial position as of April 30, 2004 and the results of operations for the three and six months then ended, and cash flows for the six months then ended. These adjustments are of a normal, recurring nature, except as otherwise noted.

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

	Three months ended		Six months ended
	April 30,		April 30,
(In thousands except per share amounts)	2004	2003	2004	2003
Income from continuing operations, net of income taxes	$6,784	$9,248	$13,940	$12,998
Income from discontinued operation, net of income taxes	—	644	—	1,232

Net income available to common stockholders	$6,784	$9,892	$13,940	$14,230

Average common shares outstanding — Basic	48,713	48,994	48,613	49,023
Effect of dilutive securities:
Stock options	1,432	883	1,352	902

Average common shares outstanding — Diluted	50,145	49,877	49,965	49,925

Net income per common share — Basic:
From continuing operations	$0.14	$0.19	$0.29	$0.27
From discontinued operation	—	0.01	—	0.02

	$0.14	$0.20	$0.29	$0.29

Net income per common share — Diluted:
From continuing operations	$0.14	$0.18	$0.28	$0.26
From discontinued operation	—	0.02	—	0.03

	$0.14	$0.20	$0.28	$0.29

     For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period (i.e., “out-of-the-money” options). On April 30, 2004 and 2003, options to purchase common shares of 0.3 million and 4.3 million at a weighted average exercise price of $18.30 and $15.85, respectively, were excluded from the computation.

3. Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation” to provide for alternative methods of transition to SFAS No. 123 and amended disclosure provisions. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and adopted the disclosure provisions of SFAS No. 148 effective November 1, 2002. The Company’s application of APB Opinion No. 25 does not result in compensation cost because the exercise price of the options is equal to the fair value of the stock at the grant date. Under the intrinsic value method, if the fair value of the stock is greater than the exercise price at grant date, the excess is amortized to compensation expense over the estimated service life of the recipient.

     As all options granted since October 31, 1995 had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in net income for the three and six months ended April 30, 2004 and 2003. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all employee options granted after October 31, 1995 using the retroactive restatement method:

	Three months ended		Six months ended
	April 30,		April 30,
(In thousands except per share amounts)	2004	2003	2004	2003
Net income, as reported	$6,784	$9,892	$13,940	$14,230
Deduct: Stock-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	420	1,054	1,044	2,133

Net income, pro forma	$6,364	$8,838	$12,896	$12,097

Net income per common share — Basic
As reported	$0.14	$0.20	$0.29	$0.29
Pro forma	$0.13	$0.18	$0.27	$0.25
Net income per common share — Diluted
As reported	$0.14	$0.20	$0.28	$0.29
Pro forma	$0.13	$0.18	$0.26	$0.24

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

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Expected life from the date of grant	8.2 years	7.1 years	7.2 years	7.1 years
Expected stock price volatility average	26.3%	22.2%	24.8%	23.0%
Expected dividend yield	2.2%	2.5%	2.4%	2.6%
Risk-free interest rate	3.5%	3.1%	3.7%	3.2%
Weighted average fair value of grants	$4.94	$3.14	$4.12	$3.18

     The Company’s pro forma calculations are based on a single option valuation approach. The computed pro forma fair value of the options awards are amortized over the required vesting periods. For purposes of the pro forma calculations, should options vest earlier, the remaining unrecognized value is recognized immediately and stock option forfeitures are recognized as they occur.

4. Revenue Presentation

     The Company has reported its revenues in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” For the Company’s Parking segment, this pronouncement requires both revenues and expenses be recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients. EITF No. 01-14 did not change the income statement presentation of revenues and expenses of any other segments and had no impact on the Company’s operating profits or net income. Parking sales related solely to the reimbursement of expenses totaled $52.2 million and $51.5 million for the three months ended April 30, 2004 and 2003, respectively, and $106.0 million and $105.2 million for the six months ended April 30, 2004 and 2003, respectively.

5. Goodwill and Other Intangibles

     Goodwill. The changes in the carrying amount of goodwill for the six months ended April 30, 2004 were as follows:

(In thousands)		Initial		Reclassified
	Balance as of	Payments for	Contingent	to Other	Balance as of
Segment	October 31, 2003	Acquisitions*	Amounts*	Intangibles	April 30, 2004
Janitorial	$142,658	$—	$1,651	($11,400)	$132,909
Parking	29,920	—	246	(1,657)	28,509
Engineering	2,174	—	—	—	2,174
Security	7,806	29,710	10	—	37,526
Lighting	17,356	—	361	—	17,717
Other	1,952	—	—	—	1,952

Total	$201,866	$29,710	$2,268	($13,057)	$220,787

*	see Note 6, “Acquisitions”

     Correction of an Error. In October 2002, the EITF released Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” EITF Issue No. 02-17 provided guidance regarding the use of certain assumptions, such as expectations of future contract renewals, in estimating the fair value of customer relationship intangible assets acquired in a business combination. EITF Issue No. 02-17 was effective for business combinations consummated after October 25, 2002 but the Company failed to reflect the effect it would have had on the business combinations completed in fiscal 2003 in the fiscal 2003 and the first quarter of fiscal 2004 financial statements.

     Prior to adopting EITF Issue No. 02-17, the Company assigned little or no value to acquired customer contracts and related customer relationships because the contracts generally had one year terms with 30-day cancellation provisions. With the effectiveness of EITF Issue No. 02-17, assumptions regarding expectations of future contract renewals must now be incorporated in estimating the fair value of customer relationship intangible assets.

     In the second quarter of 2004, the Company engaged a third party valuation firm to independently appraise the value of the customer relationship intangible assets related to the two largest business combinations completed in 2003 namely, the acquisition of the commercial self-performed janitorial cleaning operations of Horizon National Commercial Services, LLC (Horizon) acquired on January 31, 2003 and HGO Janitorial Services (HGO) acquired on August 29, 2003. The valuation of the customer relationship intangible asset related to the smallest business combination completed in 2003, Valet Parking Services (Valet) acquired on April 30, 2003, was performed internally using the discounted cash flow technique, the same technique used by the third party valuation firm.

     As a result of these valuations, in the second quarter of 2004, the purchase accounting was adjusted to reflect a reduction in goodwill for the customer relationship intangible assets acquired in Horizon, HGO and Valet of $4.2 million, $7.1 million and $1.7 million, respectively. In addition, $0.3 million of the total HGO acquisition cost was re-allocated to trademarks and trade names. Of the $4.2 million Horizon intangible assets only $0.2 million was recorded as intangibles at the time of the acquisition. The total amount reclassified from goodwill to other intangibles was $13.1 million. The impact of these re-allocations on amortization expense is discussed below.

     Other Intangibles. Effective April 30, 2004, Other Intangibles and the related amortization expense are presented as separate line items on the balance sheet and statement of income, respectively. Prior periods presented have been reclassified. The gross carrying amount and accumulated amortization of other intangibles apart from goodwill as of April 30, 2004 were as follows:

	Gross Carrying Amount					Accumulated Amortization
	October 31,		Retire-		April 30,	October 31,		Retire-	Catch-Up	April 30,
(In thousands)	2003	Additions*	ments	Reclass	2004	2003	Additions	ments	Amort.	2004
Customer contracts and related relationships	$200	$7,016	$—	$12,757	$19,973	$—	$(607)	$—	$(1,385)	$(1,992)
Trademarks and trade names	—	2,900	—	300	3,200	—	(123)	—	(83)	(206)
Other (contract rights, etc.)	7,437	47	(1,331)	—	6,153	(3,946)	(646)	1,331	—	(3,261)

Total	$7,637	$9,963	$(1,331)	$13,057	$29,326	$(3,946)	$(1,376)	$1,331	$(1,468)	$(5,459)

*	see Note 6, “Acquisitions”

     Correction of an Error. As described above, a total of $13.1 million of customer relationship intangible assets and trademarks and trade names was reclassified from goodwill to other intangibles in the second quarter of 2004. These intangible assets have finite lives and must therefore be amortized. The related catch-up amortization expense recorded in the second quarter of 2004 for fiscal 2003 and the first quarter of 2004 totaled $1.5 million, as shown below.

	Amortization Expense Catch-Up Adjustment
	Fiscal 2003 Quarters				Year Ended October 31,	First Quarter	Total Catch-Up
(In thousands)	First	Second	Third	Fourth	2003	2004	Adjustment
Customer contracts and related relationships	$—	$191	$246	$429	$866	$519	$1,385
Trademarks and trade names				33	33	50	83

Total adjustment before income taxes	$—	$191	$246	$462	$899	$569	$1,468

     The weighted average remaining life and the amortization expense for the three and six months ended April 30, 2004 (including the $1.5 million catch-up amortization) and April 30, 2003, as well as the estimated amortization expense for each of the five succeeding fiscal years are as follows:

		Amortization Expense
	Weighted	Three Months Ended		Six Months Ended
	Average Remaining Life	April 30		April 30		Estimated Amortization Expense
($ in thousands)	(Years)	2004	2003	2004	2003	2005	2006	2007	2008	2009
Customer contracts and related relationships	12.2	$1,992	$—	$1,992	$—	$2,678	$2,432	$2,187	$1,941	$1,695
Trademarks and trade names	4.6	206	—	206	—	647	580	580	580	217
Other (contract rights, etc.)	4.2	347	297	646	559	982	712	100	74	64

Total	10.3	$2,545	$297	$2,844	$559	$4,307	$3,724	$2,867	$2,595	$1,976

     The customer relationship intangible assets are being amortized using the sum-of-the-years-digits method over the useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible asset are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Other intangible assets, consisting principally of contract rights, are being amortized over the contract periods using the straight-line method.

6. Acquisitions

     Acquisitions have been accounted for using the purchase method of accounting. Operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price (including contingent amounts) over fair value of the net tangible and intangible assets acquired is generally included in goodwill. Most purchase agreements provide for initial payments and contingent payments based on the annual pretax income or other financial parameters for subsequent periods ranging generally from two to five years. Cash paid for acquisitions, including initial payments and contingent amounts based on subsequent earnings, was $46.5 million and $17.2 million in the six months ended April 30, 2004 and 2003, respectively.

     The Company made the following acquisitions during the six-month period ended April 30, 2004:

     On March 15, 2004, the Company acquired substantially all of the operating assets of Security Services of America, LLC (“SSA”), a North Carolina limited liability company and wholly-owned subsidiary of SSA Holdings II, LLC. SSA, also known as “Silverhawk Security Specialists” and “Elite Protection Services,” provides full service private security and investigative services to a diverse client base that includes small, medium and large businesses throughout the Southeast and Midwest regions of the United States. The total acquisition cost included an initial cash payment of $40.7 million, net of liabilities assumed totaling $0.3 million, plus contingent payments equal to 20% to 25% of adjusted earnings before interest and taxes, depending upon the level of actual earnings, for each of the years in the five-year period following the date of acquisition. The Company has engaged a third party valuation firm to independently appraise the value of the intangible assets related to this acquisition and the appraisal is still in progress as of the date of this report. Subject to the final independent appraisal, the Company has estimated the fair values of the intangible assets to be $6.1 million for customer relationship intangible asset and $2.9 million for trademarks and trade names using the discounted cash flow technique, the same technique used by the third party valuation firm for Horizon and HGO. Additionally, $2.3 million of the total purchase price was allocated to fixed and other tangible assets and $29.7 million to goodwill.

     On April 2, 2004, the Company acquired substantially all of the commercial janitorial assets of the Northeast United States Division of Initial Contract Services, Inc., a provider of janitorial services based in New York. The acquisition included key accounts throughout the Northeast region totaling approximately 50 buildings. The total acquisition cost included an initial cash payment of $3.5 million, of which $0.9 million was allocated to customer relationship intangible asset, $1.8 million to accounts receivable and

$0.8 million to other assets, plus annual contingent payments for each of the years in the five-year period following the acquisition date, calculated as follows: 3% of the acquired operation’s revenues for the first and second year, 2% for the third and fourth year, and 1% for the fifth year. The valuation of the customer relationship intangible asset related to this acquisition was performed internally using the discounted cash flow technique.

     Acquisitions made during the year ended October 31, 2003 were as follows:

     On January 31, 2003, the Company acquired the commercial self-performed janitorial cleaning operations of Horizon, a provider of janitorial services based in Red Bank, New Jersey. Assets acquired by the Company include key customer accounts in the eastern, mid-western and south central United States. The total adjusted acquisition cost was $14.7 million, which included the assumption of payroll-related liabilities totaling $0.2 million. Of the total adjusted acquisition cost, $12.9 million was allocated to goodwill and $1.8 million to fixed and other assets at the time of acquisition. In the second quarter of 2004, $4.2 million of the $12.9 million goodwill was re-allocated to other intangibles (see Note 5, “Goodwill and Other Intangibles”).

     On April 30, 2003, the Company acquired selected assets of Valet Parking Service, a provider of parking services based in Culver City, California. The total acquisition cost included an initial cash payment of $1.7 million, most of which was allocated to goodwill, plus annual contingent payments of $0.3 million for the three years subsequent to the acquisition date, if specified levels of variable gross profits from the acquired operations are maintained. In the second quarter of 2004, the $1.7 million previously allocated to goodwill was re-allocated to other intangibles (see Note 5, “Goodwill and Other Intangibles”).

     On August 29, 2003, the Company acquired substantially all of the assets and operations of H.G.O., Inc., d/b/a HGO Services, a provider of janitorial services based in King of Prussia, Pennsylvania. Assets acquired by the Company include key customer accounts in the greater Philadelphia metropolitan area, including locations in New Jersey and Delaware. The total acquisition cost was $12.8 million, plus annual contingent amounts of approximately $1.1 million for the three years subsequent to the acquisition date if specified levels of customer accounts are retained, and additional annual contingent amounts for the three years subsequent to the acquisition date if financial performance exceeds agreed-upon levels. Of the total initial acquisition cost, $12.4 million was allocated to goodwill and $0.4 million to fixed and other assets at the time of acquisition. Contingent amounts, if paid, will be allocated to goodwill. In the second quarter of 2004, $7.4 million of the $12.4 million goodwill was re-allocated to other intangibles (see Note 5, “Goodwill and Other Intangibles”).

     The operating results generated from these acquisition are included in the consolidated financial results of the Company from the date of acquisition. Due to the relative size of these acquisitions, pro forma information is not included in the consolidated financial statements.

     During the six months ended April 30, 2004 and 2003, contingent amounts totaling $2.3 million and $3.0 million, respectively, were paid on earlier acquisitions as provided by the respective purchase agreements. All amounts paid were added to goodwill.

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

     The operating results of the discontinued operation for the three and six months ended April 30, 2003 are shown below.

	Three months ended	Six months ended
(In thousands)	April 30, 2003	April 30, 2003
Revenues	$27,292	$55,474

Income before income taxes	$1,043	$1,994
Income taxes	399	762

Net income	$644	$1,232

8. Line of Credit Facility

     In April 2003, the Company increased the amount of its syndicated line of credit, which will expire July 1, 2005, to $250.0 million. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of 0.00% to 0.25% or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.875% to 1.50%. The spreads for LIBOR, prime and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of 0.20%, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program and cash borrowings are considered to be outstanding amounts. As of April 30, 2004 and October 31, 2003, the total outstanding amounts under this facility were $86.2 million and $69.0 million, respectively, in the form of standby letters of credit. On February 4, 2004 ABM procured a $7.0 million letter of credit in connection with the gender discrimination lawsuit against ABM in the state of Washington (see Note 13, “Contingencies”). The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of April 30, 2004.

9. Comprehensive Income (Loss)

     Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses. Comprehensive income for the three and six months ended April 30, 2004 and 2003 approximated net income.

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

     On December 9, 2003, the Company’s Board of Directors authorized the purchase of up to 2.0 million additional shares of the Company’s outstanding common stock at any time through December 31, 2004. As of April 30, 2004, 2.0 million shares remained available for purchase under this authorization.

11. Employee Stock Purchase Plan

     On March 9, 2004, the stockholders of ABM approved the 2004 Employee Stock Purchase Plan under which an aggregate of 2.0 million shares may be issued. The participant’s purchase price is 85% of the lower of the fair market value of ABM’s stock on the first day of each six-month period in the fiscal year (i.e. May and November) or the last trading day of each month. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees will be required to hold their shares for a minimum of six months from the date of purchase. Under the regulations of the Securities and Exchange Commission, the Company is required to register the common stock to be offered and sold under the Plan. The Company anticipates that registration will be effected in time for the first offering period to commence on August 1, 2004.

12. Retirement and Postretirement Plans

     The net cost of the defined benefit retirement plans and the postretirement benefit plan for the three and six months ended April 30, 2004 and April 30, 2003 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2004	2003	2004	2003
Defined Benefit Plans:
Service Cost	$84	$58	$168	$116
Interest	145	146	290	292

Total Cost	$229	$204	$458	$407

Post-Retirement Plan:
Service Cost	$10	$13	$20	$26
Interest	69	69	138	138

Total Cost	$79	$82	$158	$164

     The defined benefit plans include the Company’s retirement agreements for approximately 55 current and former directors and senior executives and an unfunded severance pay plan covering certain qualified employees. The severance pay plan was amended effective January 1, 2002 to no longer award any further benefits. The postretirement benefit plan is the Company’s unfunded postretirement death benefit plan.

     The Company made matching 401(k) contributions required by the 401(k) plan for the three and six months ended April 30, 2004 in the amounts of $1.2 million and $2.5 million, respectively. The Company anticipates contributing an additional $2.7 million in the following six months for a total of $5.2 million in fiscal 2004.

13. Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46R, a revision to FIN 46, “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. In 1995 and 1998, the Company purchased limited partnership investments in low income housing tax credit partnerships. These partnerships, organized by independent third parties and sold as investments, are variable interest entities (VIE) as defined by FIN 46R. At April 30, 2004, the at-risk book value of the investment in these two partnerships, totaled $4.5 million. In accordance with FIN 46R, because the Company is not the primary beneficiary of these partnerships, it is not required to consolidate these partnerships. The Company’s adoption of FIN 46R did not have a material impact on its financial position, results of operations or liquidity.

     In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), “Employer’s Disclosure about Pensions and Other Post-Retirement Benefits.” SFAS 132(R) revised employers’ disclosure about pension plans and other post-retirement benefit plans. SFAS 132(R) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ending after December 15, 2003. SFAS 132(R) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The interim disclosure requirements of SFAS No. 132(R) are effective for interim periods beginning after December 15, 2003. The Company adopted the interim disclosure requirements as disclosed in Note 12.

14. Segment Information

     Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Engineering, Security, and Lighting are reportable segments. Mechanical and Facility Services are included in the Other segment. Corporate expenses are not allocated.

	Three months ended		Six months ended
	April 30,		April 30,
(In thousands)	2004	2003	2004	2003
Sales and other income:
Janitorial	$355,331	$343,505	$705,936	$674,357
Parking	93,670	91,659	187,528	186,074
Engineering	48,801	43,945	96,977	89,572
Security	52,098	39,008	92,974	76,797
Lighting	28,937	33,577	55,550	66,723
Other	11,304	10,741	21,752	21,225
Corporate	204	102	451	233

	$590,345	$562,537	$1,161,168	$1,114,981

Operating profit:
Janitorial	$10,181	$15,570	$23,010	$23,377
Parking	1,657	1,022	2,701	1,612
Engineering	2,847	2,586	5,412	4,616
Security	1,716	1,160	3,193	2,502
Lighting	666	1,813	1,284	2,493
Other	144	70	406	(53)
Corporate expense	(6,471)	(7,508)	(13,835)	(14,164)

Operating profit	10,740	14,713	22,171	20,383
Interest expense	(241)	(178)	(491)	(287)

Income from continuing operations before income taxes	$10,499	$14,535	$21,680	$20,096

15. Contingencies

     In September 1999, a former employee filed a gender discrimination lawsuit against ABM in the state of Washington. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court, in the case named Forbes v. ABM, awarded $4.0 million in damages. The court later awarded costs of $0.7 million to the plaintiff and an additional $0.8 million to mitigate the federal tax impact of the plaintiff’s award. ABM is appealing the jury’s verdict and the award of costs to the State Court of Appeals on the grounds that it was denied a fair trial and that Forbes failed to prove that ABM engaged in discrimination or retaliation. The U.S. Supreme Court is currently deciding whether courts are permitted to award federal tax consequences in wrongful termination cases. ABM has stayed enforcement of the judgment by procuring a $7.0 million letter of credit. At the time the letter of credit was procured, statutory interest on the judgment was 12% per year. However, Washington recently lowered the interest paid on judgments to 2% above the U.S. Treasury Bill rate. ABM believes that the award against ABM was excessive and that the verdict was inconsistent with the law and the evidence. Because ABM believes that the judgment will be reversed upon appeal and that it will prevail in a new trial, ABM has not recorded any liability in its financial statements associated with the judgment. However, there can be no assurance that ABM will prevail in this matter. As of April 30, 2004, ABM has incurred and recorded legal fees of $0.2 million associated with the appeal. These fees, which include the cost of a new trial, are expected to total approximately $0.4 million. In addition, ABM will incur annual costs of approximately 1% of the amount of the letter of credit.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company provides janitorial, parking, engineering, security, lighting and mechanical services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities in the United States and British Columbia, Canada. The Company also provided elevator services until August 15, 2003, when it sold substantially all of the operating assets of its Elevator segment (see “Discontinued Operation”). The largest segment of the Company’s business is Janitorial which generated over 60% of the Company’s sales and other income from continuing operations (hereinafter called “sales”) and over 63% of its operating profit before corporate expenses for the first six months of 2004.

     The Company’s sales are substantially based on the performance of labor-intensive services at contractually specified prices. Janitorial and other maintenance service contracts are either fixed-price or “cost-plus” (i.e., the customer agrees to reimburse the agreed upon amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage). The profitability of fixed-price contracts is impacted by the variability of the number of workdays in a quarter. The majority of the Company’s contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice. In addition to services defined within the scope of the contract, the Company also generates sales from extra services, such as when the customer requires additional cleaning or emergency repair services, with extra services frequently providing higher margins.

     Sales have historically been the major source of cash for the Company while payroll expenses, which are directly related to sales, have been the largest use of cash. Hence operating cash flows significantly depend on the sales level and timing of collections, as well as the quality of the customer accounts receivable. The timing and level of the payments to suppliers and other vendors, as well as the magnitude of self-insured claims, also affect operating cash flows. The Company’s management views operating cash flows as a good indicator of financial strength. Strong operating cash flows provide opportunities for growth both internally and through acquisitions.

     The Company’s most recent acquisitions significantly contributed to the growth in sales and operating profit in the first six months of 2004 from the same period last year. Internal growth in sales was more than offset by the reduction in retrofit jobs at Lighting and terminations of some unprofitable contracts, as well as the loss of profitable contracts to competition. To mitigate the adverse effect on operating profit of the continued slowdown in capital investment by customers, the Company successfully lowered its overhead expenses in Lighting. In the long run, achieving the desired levels of sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately-owned companies that typically have the lower cost advantage.

     In the short-term, management is focused on actively managing its business, converting bids into sales and integrating its most recent acquisitions. In the long-term, management is focused on implementing its strategic plan to grow the business through a combination of internal growth and selective acquisitions in the Company’s core disciplines.

Liquidity and Capital Resources

	April 30,	October 31,
(In thousands)	2004	2003	Change
Cash and cash equivalents	$60,175	$110,947	$(50,772)
Working capital	$213,009	$243,957	$(30,948)

	Six months ended April 30,
	2004	2003	Change
Cash provided by operating activities from continuing operations	$36,333	$16,941	$19,392
Cash used in investing activities	$(50,836)	$(21,222)	$(29,614)
Cash used in financing activities	$(5,762)	$(10,933)	$5,171

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of April 30, 2004 and October 31, 2003, the Company’s cash and cash equivalents totaled $60.2 million and $110.9 million, respectively. The relatively high cash balance at October 31, 2003 was primarily due to the $112.4 million of cash proceeds from the Elevator divestiture received during 2003. The decline in the first six months of 2004 reflects the payment of estimated income taxes associated with this divestiture (see “Discontinued Operation”) and the initial cash payments made for the purchases of the operations of Security Services of America (“SSA”) acquired on March 15, 2004, and Initial Contract Services, Inc. (“Initial”) acquired on April 2, 2004, offset in part by cash from operations.

     Working Capital. Working capital decreased by $30.9 million to $213.0 million at April 30, 2004 from $244.0 million at October 31, 2003 primarily due to the initial cash payments made for the purchase of SSA and Initial, offset in part by cash from operations. The largest component of working capital consists of trade accounts receivable, which totaled $291.7 million at April 30, 2004, compared to $287.9 million at October 31, 2003. These amounts were net of allowances for doubtful accounts of $6.7 million and $6.3 million at April 30, 2004 and October 31, 2003, respectively. As of April 30, 2004, accounts receivable that were over 90 days past due had decreased $9.7 million to $18.5 million (6.3% of the total net outstanding) from $28.2 million (9.8% of the total net outstanding) at October 31, 2003.

     Cash Flows from Operating Activities. During the six months ended April 30, 2004 and 2003, operating activities from continuing operations generated net cash of $36.3 million and $16.9 million, respectively. Cash from operations was higher in the first half of 2004 compared to the first half of 2003 primarily due to greater collection of outstanding accounts receivable during 2004.

     Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended April 30, 2004 was $29.6 million higher than the same period last year. Net cash used for the purchase of businesses in the first six months of 2004 was $46.5 million, of which $44.2 million was used for the purchase of the operations of SSA and Initial. In the first six months of 2003, $17.2 million was used for the purchase of businesses of which $16.4 million was used for the purchase of the operations of Horizon National Commercial Services, LLC (“Horizon”) and Valet Parking Services (“Valet”).

     Cash Flows from Financing Activities. Net cash used in financing activities was $5.8 million in the six months ended April 30, 2004, compared to $10.9 million in the six months ended April 30, 2003. In the six months ended April 30, 2004, the Company purchased 0.1 million shares of the Company’s outstanding common stock at a cost of $1.7 million (an average price per share of $16.90) while in the six months ended April 30, 2003, the Company purchased 0.6 million shares at a cost of $9.3 million (an average price per share of $15.50). As of April 30, 2004, 2.0 million shares remained available for purchase under a December 9, 2003 Board authorization which expires December 31, 2004.

     Line of Credit. In April 2003, the Company increased the amount of its syndicated line of credit, which will expire July 1, 2005, to $250.0 million. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of 0.00% to 0.25% or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.875% to 1.50%. The spread for LIBOR, prime and IBOR borrowings is based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of 0.20%, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of April 30, 2004 and October 31, 2003, the total outstanding amounts under this facility were $86.2 million and $69.0 million, respectively, in the form of standby letters of credit. The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of April 30, 2004.

Cash Requirements

     The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles, and other equipment. As of April 30, 2004, future contractual payments were as follows:

(In thousands)	Payments Due By Period
		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years
Operating Leases	$175,291	$36,984	$52,082	$30,130	$56,095

     Additionally, the Company has the following commercial commitments and other long-term liabilities:

(In thousands)	Amounts of Commitment Expiration Per Period
		Less than	1 - 3	4 - 5	After 5
Commercial Commitments	Total	1 year	years	years	years
Standby Letters of Credit	$86,183	$86,183	—	—	—
Financial Responsibility Bonds	4,211	4,211	—	—	—

Total	$90,394	$90,394	—	—	—

(In thousands)	Payments Due By Period
		Less than	1 - 3	4 - 5	After 5
Other Long-Term Liabilities	Total	1 year	years	years	years
Retirement Plans	$40,188	$2,233	$5,077	$5,211	$27,667

     Not included in the retirement plans in the table above are union-sponsored collectively bargained multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions for these plans were $15.9 million in the six months ended April 30, 2004. Contributions for these plans averaged approximately $7.0 million per quarter in fiscal 2003.

     The Company self-insures certain insurable risks such as general liability, automobile property damage, and workers’ compensation. Commercial umbrella policies are obtained to provide for $150.0 million of coverage above the self-insured retention limits (i.e., deductibles). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million (inclusive of legal fees) to $1.0 million (exclusive of legal fees). Effective April 14, 2003, the deductible for California workers’ compensation insurance increased to $2.0 million per occurrence due to general insurance market conditions. While the higher self-insured retention increases the Company’s risk associated with workers’ compensation liabilities, during the history of the Company’s self-insurance program, few claims have exceeded $1.0 million. The Company annually retains an outside actuary to review the adequacy of its self-insurance claim reserves.

     The self-insurance claims paid for the six months ended April 30, 2004 and 2003 were $30.2 million and $30.0 million, respectively. The total claim payments made in the fiscal years ended October 31, 2003 and 2002 were $58.9 million and $52.7 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances.

     In connection with the gender discrimination lawsuit against ABM in the state of Washington (see Note 13, “Contingencies”), ABM has stayed enforcement of the $4.0 million judgment and $0.7 million award of costs by procuring a $7.0 million letter of credit on February 4, 2004. ABM will incur annual costs of approximately 1% of the amount of the letter of credit. ABM believes that the award against ABM will be reversed upon appeal and that it will prevail in a new trial. However, the damages in this case cannot be determined at this time, and these damages may range between $0, should ABM prevail in a new trial, and an amount awarded by the jury in a new trial, should the plaintiff prevail in a new trial. If ABM does not prevail in a new trial, then the plaintiff may also receive the award of her costs associated with the new trial.

     The Company has no significant commitments for capital expenditures and believes that the current cash and cash equivalents, cash generated from operations and the expected renewal of its line of credit prior to July 2005 will be sufficient to meet the Company’s cash requirements for the longer term.

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

Off-Balance Sheet Arrangements

     As of April 30, 2004, the Company did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities and Exchange Commission Regulation S-K.

Acquisitions

     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the six-month periods ended April 30, 2004 and 2003 are discussed in Note 6 to the consolidated financial statements.

Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company’s fiscal year and second quarter which ended on October 31 and April 30, respectively.

Three Months Ended April 30, 2004 vs. Three Months Ended April 30, 2003

	Three months		Three months
	ended	% of	ended	% of	Increase
($ in thousands)	April 30, 2004	Sales	April 30, 2003	Sales	(Decrease)
Revenues
Sales and other income	$590,345	100.0%	$562,537	100.0%	4.9%
Expenses
Operating expenses and cost of goods sold	533,124	90.3%	505,207	89.8%	5.5%
Selling, general and administrative	43,936	7.4%	42,320	7.5%	3.8%
Intangible amortization	2,545	0.4%	297	0.1%	—
Interest	241	0.0%	178	0.0%	35.4%

Total expenses	579,846	98.2%	548,002	97.4%	5.8%

Income from continuing operations before income taxes	10,499	1.8%	14,535	2.6%	-27.8%
Income taxes	3,715	0.6%	5,287	0.9%	-29.7%

Income from continuing operations	$6,784	1.1%	$9,248	1.6%	-26.6%

     Income From Continuing Operations. Income from continuing operations for the second quarter of 2004 was $6.8 million ($0.14 per diluted share) compared to $9.2 million ($0.18 per diluted share) for the second quarter of 2003. The decrease was primarily due to operating profit declines in Janitorial that resulted mainly from two extra work days in the second quarter of 2004, and Lighting primarily due to lower sales. Additionally, results for the second quarter of 2004 included higher amortization expense (including $1.5 million of catch-up adjustment described below under “Correction of an Error” and in Note 5, “Goodwill and Other Intangibles”) related to intangible assets acquired in business combinations completed in 2003 and the first half of 2004. Partially offsetting the declines were contributions from operations which were not acquired until after April 30, 2003, namely: Valet acquired on April 30, 2003, HGO acquired on August 29, 2003, SSA acquired on March 15, 2004, and Initial acquired on April 2, 2004.

     Sales and Other Income. Sales and other income for the second quarter of 2004 of $590.3 million increased by $27.8 million or 4.9% from $562.5 million for the second quarter of 2003. Acquisitions that did not impact results until after April 30, 2003 contributed $28.6 million to the sales increase, although these increases were partially offset by decreased sales in Lighting, price declines on existing contracts due to competitive pressures and termination of unprofitable contracts.

     Operating Expenses and Cost of Goods Sold. As a percentage of sales, gross profit (sales minus operating expenses and cost of goods sold) was 9.7% for the second quarter of 2004 compared to 10.2% for the second quarter of 2003. The lower margins were primarily due to two more workdays in the second quarter of 2004 compared to the same period of 2003 which unfavorably impacted fixed-price contracts in Janitorial, as well as higher state unemployment insurance, especially in California.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 2004 were $43.9 million, compared to $42.4 million for the corresponding three months of 2003. The increase in selling, general and administrative expenses was primarily due to $1.5 million of selling, general and administrative expenses attributable to the Valet, HGO, SSA and Initial acquisitions.

     Intangible Amortization. Intangible amortization was $2.5 million for the second quarter of 2004 compared to $0.3 million for the same period of 2003. The amortization for the second quarter of 2004 included a $1.5 million catch-up adjustment described below under “Correction of an Error” and in Note 5, “Goodwill and Other Intangibles,” as well as the amortization for the second quarter of 2004 of the re-allocated intangibles and intangibles acquired in the first half of fiscal 2004.

     Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was very slightly higher in the second quarter of 2004 compared to the second quarter of 2003.

     Income Taxes. The effective tax rate for income from continuing operations was 35.4% for the second quarter of 2004, compared to 36.4% for the second quarter of 2003, reflecting the lower level of pretax income. The estimated federal tax credits were substantially the same in the two quarters.

     Segment Information. Under SFAS No. 131 criteria, Janitorial, Parking, Engineering, Security, and Lighting are reportable segments. The operating results of the former Elevator segment are reported separately under discontinued operation and are excluded from the table below, see “Discontinued Operation.” All other services are included in the “Other” segment. Corporate expenses are not allocated.

	Three months ended April 30,		Better
($ in thousands)	2004	2003	(Worse)
Sales and other income:
Janitorial	$355,331	$343,505	3.4%
Parking	93,670	91,659	2.2%
Engineering	48,801	43,945	11.1%
Security	52,098	39,008	33.6%
Lighting	28,937	33,577	-13.8%
Other	11,304	10,741	5.2%
Corporate	204	102	100.0%

	$590,345	$562,537	4.9%

Operating profit:
Janitorial	$10,181	$15,570	-34.6%
Parking	1,657	1,022	62.1%
Engineering	2,847	2,586	10.1%
Security	1,716	1,160	47.9%
Lighting	666	1,813	-63.3%
Other	144	70	105.7%
Corporate expense	(6,471)	(7,508)	13.8%

Operating profit	10,740	14,713	-27.0%
Interest expense	(241)	(178)	-35.4%

Income from continuing operations before income taxes	$10,499	$14,535	-27.8%

     The results of operations from the Company’s segments for the three months ended April 30, 2004, compared to the same period in 2003, are more fully described below.

     Janitorial. Sales for Janitorial increased $11.8 million or 3.4% from the second quarter of 2003 to the second quarter of 2004. The increase in sales was primarily due to the $12.7 million in sales contributed by the HGO and Initial acquisitions. Additionally, the Southwest and Northern California regions increased sales through price increases to existing customers, as well as gaining new customers. These sales increases were partially offset by decreases in the Northeast, South Central and Southeast regions primarily due to lower prices on existing contracts due to competitive pressures as well as the termination of unprofitable contracts.

     Operating profit decreased $5.4 million or 34.6% in the second quarter of 2004 compared to the second quarter of 2003 primarily due to the approximately $3.7 million impact of two more workdays in the second quarter of 2004 and the effect of higher state unemployment rates, especially in California. Additionally, the results for the second quarter of 2004 included $1.8 million higher intangible amortization expense related to business combinations completed in 2003 and the first half of 2004. The Northeast, South Central and Southeast regions also contributed to the lower operating profit due to loss of profitable contracts.

     Parking. Parking sales increased by $2.0 million or 2.2% while operating profits increased by $0.6 million or 62.1% during the second quarter of 2004 compared to the second quarter of 2003. The increase in sales was due primarily to the Valet acquisition on April 30, 2003 which contributed $4.1 million and higher airport sales principally arising from air traffic improvements, partially offset by the termination of an airport contract in September of 2003. The increase in operating profits resulted from increased activity at airport locations and higher margins on renegotiated contracts partially offset by higher state unemployment insurance, especially in California.

     Engineering. Sales for Engineering increased $4.9 million or 11.1% from second quarter of 2003 to the second quarter of 2004 due to an increase in customer base. Operating profit increased $0.3 million or 10.1% from the second quarter of 2003 to the second quarter of 2004 primarily due to higher sales and reduced selling expenses, partially offset by higher state unemployment insurance, especially in California.

     Security. Security sales increased $13.1 million or 33.6% due to the SSA acquisition, which contributed $11.8 million in sales in the second quarter of 2004, and the net effect of new business. Operating profits increased $0.6 million or 47.9% primarily due to the $0.5 million profit contribution from SSA, increases in sales and the successful consolidation of overhead staff and facilities, partially offset by higher state unemployment rates, especially in California.

     Lighting. Lighting sales decreased $4.6 million or 13.8% during the three months ended April 30, 2004 compared to the same period of 2003 and operating profits decreased $1.1 million or 63.3% due primarily to decrease in sales, partially offset by savings from staff reductions. The decrease in sales was primarily due to significantly fewer retrofit projects in 2004 compared to 2003.

     Other. Sales for the Other Segment increased by $0.6 million or 5.2% for the three months ended April 30, 2004 compared to the same period of 2003, while operating profit increased by $0.1 million or 105.7%. Higher sales in Facilities Services, due to new contracts, were partially offset by lower sales in Mechanical primarily due to decreased capital project work. The increase in operating profit was primarily due to higher sales in Facilities Services partially offset by lower sales at Mechanical.

     Corporate. Corporate expenses for the second quarter of 2004 decreased by $1.0 million or 13.8% compared to the same period of 2003. The second quarter of 2003 included higher professional fees, including expenses related to the due diligence performed for a proposed acquisition that was not completed and increased expenses related to the use of outside counsel while in the process of hiring a General Counsel. The new General Counsel was hired on May 1, 2003.

Six Months Ended April 30, 2004 vs. Six Months Ended April 30, 2003

	Six months		Six months
	ended	% of	ended	% of	Increase
($ in thousand)	April 30, 2004	Sales	April 30, 2003	Sales	(Decrease)
Revenues
Sales and other income	$1,161,168	100.0%	$1,114,981	100.0%	4.1%
Expenses
Operating expenses and cost of goods sold	1,049,959	90.4%	1,009,260	90.5%	4.0%
Selling, general and administrative	86,194	7.4%	84,779	7.6%	1.7%
Intangible amortization	2,844	0.2%	559	0.1%	—
Interest	491	0.0%	287	0.0%	71.1%

Total expenses	1,139,488	98.1%	1,094,885	98.2%	4.1%

Income from continuing operations before income taxes	21,680	1.9%	20,096	1.8%	7.9%
Income taxes	7,740	0.7%	7,098	0.6%	9.0%

Income from continuing operations	$13,940	1.2%	$12,998	1.2%	7.2%

     Income From Continuing Operations. Income from continuing operations for the first six months of 2004 was $13.9 million ($0.28 per diluted share) compared to $13.0 million ($0.26 per diluted share) for the first six months of 2003. The increase was primarily due to operations which were not acquired until after April 30, 2003, namely: Valet, HGO, SSA and Initial, as well as Horizon which was acquired on January 31, 2003, and lower expenses in the Northeast region of Janitorial. Partially offsetting the improvements were higher amortization expense (including a $1.5 million catch-up adjustment described below under “Correction of an Error” and in Note 5, “Goodwill and Other Intangibles”) for intangible assets acquired in business combinations completed in 2003 and the first half of 2004 and one extra work day in the first six months of 2004 compared to the same period in 2003.

     Sales and Other Income. Sales and other income for the first half of 2004 of $1,161.2 million increased by $46.2 million or 4.1% from $1,115.0 million for the first half of 2003. Acquisitions that did not impact results until after the first quarter of 2003 contributed $57.5 million to the sales increase, although these increases were partially offset by decreased sales in the Northeast region of Janitorial and in Lighting.

     Operating Expenses and Cost of Goods Sold. As a percentage of sales, gross profit was 9.6% for the first six months of 2004 compared to 9.5% for the first six months of 2003. The higher margins were primarily due to lower sick leave and other operating expenses in the Northeast region of Janitorial and the termination of unprofitable contracts in Janitorial, Parking and Lighting, partially offset by the loss of profitable contracts, one more workday in the first six months of 2004 compared to the same period of 2003 and higher state unemployment insurance, especially in California.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months of 2004 were $86.2 million compared to $84.8 million for the corresponding six months of 2003. The increase in selling, general and administrative expenses was primarily due to $3.2 million of selling, general and administrative expense increase attributable to the Horizon, Valet, HGO, SSA and Initial acquisitions and higher professional fees related to Sarbanes-Oxley compliance.

     Intangible Amortization. Intangible amortization was $2.8 million for the first half of 2004 compared to $0.6 million for the same period of 2003. The amortization for the first half of 2004 included a $1.5 million catch-up adjustment described below under “Correction of an Error” and in Note 5, “Goodwill and Other Intangibles,” as well as the amortization for the second quarter of 2004 of the re-allocated intangibles and those acquired in the first half of fiscal 2004.

     Interest Expense. Interest expense was $0.5 million for the first half of 2004 compared to $0.3 million for the first half of 2003. The increase was primarily due to higher loan commitment fees in the first quarter of 2004.

     Income Taxes. The effective tax rate for income from continuing operations was 35.7% for the first six month of 2004, compared to 35.3% for the same period of 2003, reflecting the higher level of pretax income. The estimated federal tax credits were substantially the same in the two six-month periods.

     Segment Information. Under SFAS No. 131 criteria, Janitorial, Parking, Engineering, Security, and Lighting are reportable segments. The operating results of the former Elevator segment are reported separately under discontinued operation and are excluded from the table below, see “Discontinued Operation”. All other services are included in the “Other” segment. Corporate expenses are not allocated.

	Six months ended April 30,		Better
($ in thousands)	2004	2003	(Worse)
Sales and other income:
Janitorial	$705,936	$674,357	4.7%
Parking	187,528	186,074	0.8%
Engineering	96,977	89,572	8.3%
Security	92,974	76,797	21.1%
Lighting	55,550	66,723	-16.7%
Other	21,752	21,225	2.5%
Corporate	451	233	93.6%

	$1,161,168	$1,114,981	4.1%

Operating profit:
Janitorial	$23,010	$23,377	-1.6%
Parking	2,701	1,612	67.6%
Engineering	5,412	4,616	17.2%
Security	3,193	2,502	27.6%
Lighting	1,284	2,493	-48.5%
Other	406	(53)	—
Corporate expense	(13,835)	(14,164)	2.3%

Operating profit	22,171	20,383	8.8%
Interest expense	(491)	(287)	-71.1%

Income from continuing operations before income taxes	$21,680	$20,096	7.9%

     The results of operations from the Company’s segments for the six months ended April 30, 2004, compared to the same period in 2003, are more fully described below.

     Janitorial. Sales for Janitorial increased by $31.6 million or 4.7% from the first six months of 2003 to the first six month of 2004. The increase in sales in primarily due to the $37.2 million in sales increase contributed by the Horizon, HGO and Initial acquisitions. Additionally, Janitorial increased sales through price increases to existing customers as well as gaining new customers. The sales increase was partially offset by decreases in the Northeast and Southeast regions primarily due to loss of profitable contracts to competition as well as the termination of unprofitable contracts.

     Operating profit decreased by $0.4 million or 1.6% in the first half of 2004 compared to the same period of 2003 primarily due to $1.8 million higher intangible amortization expense related to business combinations completed in 2003 and the first half of 2004, one more workday in the first six months of 2004 compared to the same period of 2003 which unfavorably impacted fixed-price contracts, and higher state unemployment rates, especially in California. The declines in operating profits were partially offset by the impact of acquisitions and reduced expenses in the Northeast region. The Horizon, HGO and Initial acquisitions contributed $2.2 million to Janitorial’s operating profit increase. The Northeast region’s operating loss for the first six months of 2004 was $0.8 million lower than its operating loss for the same period of 2003 primarily due to lower sick leave expenses, bad debt write-offs, lower legal fees and the absence of costs associated with management changes in the first quarter of 2004.

     Parking. Parking sales increased by $1.5 million or 0.8% while operating profits increased by $1.1 million or 67.6% during the first six months of 2004 compared to the first six months of 2003. The increase in sales was due primarily to the Valet acquisition, which contributed $8.5 million in sales, and higher airport sales principally arising from air traffic improvements, which was significantly offset by the termination of two airport contracts in 2003 and the impact of severe weather conditions in various parts of the country on travel and airport parking during the first six months of 2004. The increase in operating profits resulted from increased activity at airport locations, higher margins on renegotiated contracts and a $0.2 million contribution from Valet during the first six months of 2004, partially offset by higher state unemployment insurance, especially in California.

     Engineering. Sales for Engineering increased $7.4 million or 8.3% from the first six months of 2003 to the first six months of 2004 due to an increase in customer base. Operating profit increased $0.8 million or 17.2% from the first half 2003 to the first half 2004 primarily due to higher sales and reduced selling expenses, partially offset by higher state unemployment insurance, especially in California. Additionally, the results for the first quarter of 2003 included $0.2 million in settlement with a competing firm on a bid-related issue.

     Security. Security sales increased $16.2 million or 21.1% due to the SSA acquisition, which contributed $11.8 million in sales in the first half of 2004, and the net effect of new business. Operating profits increased $0.7 million or 27.6% primarily due to the $0.5 million profit contribution from SSA, increases in sales and the successful consolidation of overhead staff and facilities, partially offset by higher state unemployment insurance, especially in California.

     Lighting. Lighting sales decreased $11.2 million or 16.7% during the first six months of 2004 compared to the same six months of 2003 and operating profits decreased $1.2 million or 48.5% due primarily to decrease in sales, partially offset by savings from staff reductions. The decrease in sales was primarily due to significantly fewer retrofit projects in 2004 compared to 2003 and the termination of certain underperforming national contracts after January 2003.

     Other. Sales for the Other Segment increased by $0.5 million or 2.5% for the six months ended April 30, 2004 compared to the same period of 2003, while operating profit was $0.4 million in the first half of 2004 compared to a loss of $0.1 million in the first half of 2003. Higher sales in Facilities Services were partially offset by lower sales in Mechanical primarily due to decreased capital project work. The operating profit in the first half of 2004 is primarily due to higher sales in Facilities Services partially offset by lower sales at Mechanical.

     Corporate. Corporate expenses for the first half of 2004 decreased by $0.3 million or 2.3% compared to the same period of 2003. The decline is primarily due to higher professional fees in the first half of 2003, which included fees related to the due diligence performed for a proposed acquisition that was not completed and fees related to the use of outside counsel while in the process of hiring a General Counsel, partially offset by higher professional fees primarily related to the Sarbanes-Oxley compliance in the first half of 2004.

Correction of an Error

     In October 2002, the EITF released Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” EITF Issue No. 02-17 provided guidance regarding the use of certain assumptions, such as expectations of future contract renewals, in estimating the fair value of customer relationship intangible assets acquired in a business combination. EITF Issue No. 02-17 was effective for business combinations consummated after October 25, 2002 but the Company failed to reflect the effect it would have had on the business combinations completed in fiscal 2003 in the fiscal 2003 and first quarter of fiscal 2004 financial statements.

     Prior to EITF Issue No. 02-17, the Company assigned little or no value to acquired customer contracts and related customer relationships because the contracts generally had one year terms with 30-day cancellation provisions. With the effectiveness of EITF Issue No. 02-17, assumptions regarding expectations of future contract renewals must now be incorporated in estimating the fair value of customer relationship intangible assets.

     In the second quarter of 2004, the Company engaged a third party valuation firm to independently appraise the value of the customer relationship intangible assets related to the two largest business combinations completed in 2003 namely, the acquisition of the commercial self-performed janitorial cleaning operations of Horizon acquired on January 31, 2003 and HGO Janitorial Services (“HGO”) acquired on August 29, 2003. The valuation of the customer relationship intangible asset related to the smallest business combination completed in 2003, Valet acquired on April 30, 2003, was performed internally using the discounted cash flow technique, the same technique used by the third party valuation firm.

     As a result of these valuations, in the second quarter of 2004, the purchase accounting was adjusted to reflect a reduction in goodwill for the customer relationship intangible assets acquired in Horizon, HGO and Valet of $4.2 million, $7.1 million and $1.7 million, respectively. In addition, $0.3 million of the total HGO acquisition cost was re-allocated to trademarks and trade names. Of the $4.2 million Horizon intangible assets only $0.2 million was recorded as intangibles at the time of the acquisition. The total amount reclassified from goodwill to other intangibles was $13.1 million (see Note 5, “Goodwill and Other Intangibles”).

     The reclassified intangible assets have finite lives and must therefore be amortized. The related catch-up amortization expense totaling $1.5 million recorded in the second quarter of 2004 for fiscal 2003 and the first quarter of 2004 and the related impact the adjustment would have had on income from continuing operations before income taxes and diluted earnings per share for those periods are as follows:

	Amortization Expense Catch-Up Adjustment
	Fiscal 2003 Quarters				Year Ended October 31,	First Quarter	Total Catch-Up
($ in thousands)	First	Second	Third	Fourth	2003	2004	Adjustment
Customer contracts and related relationships	$—	$191	$246	$429	$866	$519	$1,385
Trademarks and trade names				33	33	50	83

Total adjustment before income taxes	—	191	246	462	899	569	1,468
Income taxes	—	73	94	176	343	217	560

Net adjustment	$—	$118	$152	$286	$556	$352	$908

As a percent of prior period income from continuing operations before income taxes	0.0%	1.3%	1.6%	2.4%	1.6%	5.1%
Impact on diluted earnings per share	$—	$—	$—	$0.01	$0.01	$—

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

     The operating results of the discontinued operation for the three and six months ended April 30 , 2003 are shown below.

	Three months ended	Six months ended
(In thousands)	April 30, 2003	April 30, 2003
Revenues	$27,292	$55,474

Income before income taxes	$1,043	$1,994
Income taxes	399	762

Net income	$644	$1,232

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

     The Company is currently involved in three environmental matters: one involving alleged potential soil contamination at a former Company facility in Arizona, one involving alleged potential soil and groundwater contamination at a Company facility in Florida, and one, which arose in the second quarter of 2004, involving an alleged de minimis contribution to a landfill in Southern California. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows. As any liability related to these claims is neither probable nor estimable, no accruals have been made related to these matters

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46R, a revision to FIN 46, “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. In 1995 and 1998, the Company purchased limited partnership investments in low income housing tax credit partnerships. These partnerships, organized by independent third parties and sold as investments, are variable interest entities (VIE) as defined by FIN 46R. At April 30, 2004, the at-risk book value of the investment in these two partnerships, totaled $4.5 million. In accordance with FIN 46R, because the Company is not the primary beneficiary of these partnerships, it is not required to consolidate these partnerships. The Company’s adoption of FIN 46R did not have a material impact on its financial position, results of operations or liquidity.

     In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), “Employers’s Disclosure about Pensions and Other Post-Retirement Benefits.” SFAS 132(R) revised employers’ disclosure about pension plans and other post-retirement benefit plans. SFAS 132(R) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ending after December 15, 2003. SFAS 132(R) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The interim disclosure requirements of SFAS No. 132(R) are effective for interim periods beginning after December 15, 2003. The Company adopted the interim disclosure requirements in its Consolidated Financial Statements for the three and six months ended April 30, 2004 as disclosed in Note 12.

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

     Deferred Income Tax Asset Valuation Allowance: Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. At April 30, 2004, the net deferred tax asset was $72.6 million and no valuation allowance was recorded. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.

     Other Intangible Assets Apart from Goodwill: The Company engages a third party valuation firm to independently appraise the value of intangible assets acquired in significant business combinations. For less significant acquisitions, the Company performs an internal valuation of the intangible assets using the discounted cash flow technique. At least annually, the Company will evaluate the remaining useful life of an intangible asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the asset’s remaining useful life changes, the remaining carrying amount of the intangible asset would be amortized over the revised remaining useful life. Furthermore, the remaining unamortized book value of intangibles will be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The first step of an impairment test under SFAS No. 144 is a comparison of the future cash flows, undiscounted, to the remaining book value of the intangible. If the future cash flows are insufficient to recover the remaining value, a fair value of the asset, depending on its size, will be independently or internally determined and compared to the book value to determine if an impairment charge is required.

     Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” goodwill is no longer amortized but is subject to at least an annual assessment for impairment. The Company is required to perform goodwill impairment tests on an annual basis using the two-step process prescribed in SFAS No.

142. The first step is a screen for potential impairment comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. The impairment test is performed at least annually at fiscal year-end. The fair value of the reporting unit, if required to be determined, will be independently appraised.

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

     Set forth below are factors that the Company thinks, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results or those anticipated, estimated or projected. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The public should understand that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete list of all potential risks or uncertainties: (1) A decline in commercial office building occupancy and rental rates could affect the Company’s sales and profitability. (2) An increase in costs that the Company cannot pass on to customers could affect profitability. (3) The financial difficulties or bankruptcy of one or more of the Company’s major customers could adversely affect results. (4) The Company could experience major collective bargaining disputes that would lead to the loss of sales or expense increases. (5) The Company is subject to intense competition. (6) The Company’s success depends on its ability to preserve its long-term relationships with its customers. (7) Weakness in airline travel and the hospitality industry could adversely impact the Company’s Parking results. (8) A continued slowdown in capital investments by customers could negatively impact the project sales of the Lighting and Mechanical segments. (9) Acquisition activity could slow or be unsuccessful. (10) The Company incurs significant accounting and other control costs, which could increase. (11) An inadequacy in the Company’s self-insurance reserves, or the cancellation or non-renewal of the Company’s primary insurance policies, could adversely impact the Company’s results. (12) Other issues and uncertainties which may include: labor shortages that adversely affect the Company’s ability to employ entry level personnel, a reduction or revocation of the Company’s line of credit that could increase interest expense and the cost of capital, legislation or other governmental action that detrimentally impacts the Company’s expenses or reduces sales by adversely affecting the Company’s customers such as state or locally-mandated healthcare benefits, new accounting pronouncements or changes in accounting policies, impairment of goodwill and other intangible assets, the resignation, termination, death or disability of one or more of the Company’s key executives that adversely affects customer retention or day-to-day management of the Company, and inclement weather which could disrupt the Company in providing its services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At April 30, 2004, the Company had no outstanding long-term debt. Although the Company’s assets included over $60.2 million in cash and cash equivalents at April 30, 2004, market rate risk associated with changing interest rates in the United States is not material.

Item 4. Controls and Procedures

     (a) Disclosure Controls and Procedures. During the period covered by this Quarterly Report on Form 10-Q, the Company, including its principal executive officer and principal financial officer, determined that its controls over financial reporting (including disclosure controls and procedures and internal controls) had not been sufficiently comprehensive to identify new accounting developments; specifically they proved inadequate to bring to the attention of appropriate personnel the adoption of EITF Issue No. 02-17. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Correction of an Error” and Note 5, “Goodwill and Other Intangibles.” To remedy this deficiency in controls, the Company is hiring another Corporate Assistant Controller whose primary responsibility will be to implement new accounting pronouncements, and, therefore, will be charged with monitoring recent publications on new and developing standards and pronouncements by the Public Company Accounting Oversight Board, Financial Accounting Standards Board, Emerging Issues Task Force, and the American Institute of Certified Public Accountants. Since promptly after this deficiency was identified, the Company’s Chief Financial Officer, Chief Accounting Officer and two Corporate Assistant Controllers have been performing the functions that will be permanently assigned to such person.

     Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) giving effect to this enhancement and as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were adequately designed to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     (b) Changes in Internal Control Over Financial Reporting. Except as set forth in paragraph (a), no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s second fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In September 1999, a former employee filed a gender discrimination lawsuit against ABM in the state of Washington. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court, in the case named Forbes v. ABM, awarded $4.0 million in damages. The court later awarded costs of $0.7 million to the plaintiff and an additional $0.8 million to mitigate the federal tax impact of the plaintiff’s award. ABM is appealing the jury’s verdict and the award of costs to the State Court of Appeals on the grounds that it was denied a fair trial and that Forbes failed to prove that ABM engaged in discrimination or retaliation. The U.S. Supreme Court is currently deciding whether courts are permitted to award federal tax consequences in wrongful termination cases. ABM has stayed enforcement of the judgment by procuring a $7.0 million letter of credit. At the time the letter of credit was procured, statutory interest on the judgment was 12% per year. However, Washington recently lowered the interest paid on judgments to 2% above the U.S. Treasury bill rate. ABM believes that the award against ABM was excessive and that the verdict was inconsistent with the law and the evidence. Because ABM believes that the judgment will be reversed upon appeal and that it will prevail in a new trial, ABM has not recorded any liability in its financial statements associated with the judgment. However, there can be no assurance that ABM will prevail in this matter.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Stock Repurchases

(d) Maximum number
(or approximate
			(c) Number of	dollar value) of
			shares (or units)	shares (or units)
	(a) Total number of	(b) Average price	purchase as part of	that may yet be
	shares (or units)	paid per share	publicly announced	purchased under the
Period	purchased	(or unit)	plans or programs	plans or programs (1)
2/1/2004-2/29/2004	—	—	—	2,000,000 shares
3/1/2004-3/31/2004	—	—	—	2,000,000 shares
4/1/2004-4/30/2004	—	—	—	2,000,000 shares

(1)	On December 9, 2003, the Board of Directors authorized 2,000,000 shares to be purchased at any time through December 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on March 9, 2004.

(b)	The following directors were elected by a vote of stockholders: Luke S. Helms, Henry L. Kotkins, Jr. and William W. Steele, who will serve for a term ending at the annual meeting in the year 2007.

The following directors remained in office: Linda L. Chavez, Maryellen C. Herringer, Charles T. Horngren, Martinn H. Mandles, Theodore T. Rosenberg and Henrik C. Slipsager.

(c)	The following matters were voted upon at the meeting:

     (1) Proposal 1 – Election of Directors

Nominee	For	Withheld
Luke S. Helms	27,871,803	13,900,566
Henry L. Kotkins, Jr.	39,028,163	2,744,206
William W. Steele	37,472,996	4,299,373

     (2) Proposal 2 – Adoption of 2004 Employee Stock Purchase Plan

For	Against	Abstentions	Broker Non-Votes
32,328,095	2,363,697	1,351,331	5,729,246

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 31.1	-	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	-	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	-	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

     The Company filed a report on Form 8-K dated March 9, 2004 pursuant to Item 5, which announced the acquisition of substantially all of the operating assets of SSA Holdings II, LLC, a North Carolina limited liability company, and its wholly owned subsidiary Security Services of America, LLC, a North Carolina limited liability company, and its members, as well as the declaration of the Company’s quarterly dividend. In the same report pursuant to Item 12, the Company furnished its financial results related to the first quarter of fiscal year 2004.

     The Company filed a report on Form 8-K dated March 31, 2004 pursuant to Item 5, which announced that Terry Petty has been named Executive Vice President & Chief Operating Officer and Chief Financial Officer George B. Sundby has been promoted to Executive Vice President.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated
June 9, 2004	/s/ George B. Sundby
George B. Sundby
Executive Vice President and Chief Financial Officer Principal Financial Officer

June 9, 2004	/s/ Maria De Martini
Maria De Martini
Vice President and Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002