Form 10-Q
period 2004-07-31
ABM INDUSTRIES INC /DE/
filed 2004-09-09
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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
Yes ☒ No ☐

Number of shares of common stock outstanding as of August 31, 2004: 48,520,153

ABM INDUSTRIES INCORPORATED
FORM 10-Q
For the three months and nine months ended July 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(In thousands except share amounts)	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$49,501	$110,947
Trade accounts receivable, net	307,900	287,906
Inventories	21,792	21,419
Deferred income taxes	37,679	36,339
Prepaid expenses and other current assets	41,733	44,037

Total current assets	458,605	500,648

Investments and long-term receivables	10,199	11,459
Property, plant and equipment, at cost
Land and buildings	5,051	5,009
Transportation equipment	14,145	13,717
Machinery and other equipment	74,955	71,846
Leasehold improvements	14,574	14,170

	108,725	104,742
Less accumulated depreciation and amortization	(77,878)	(74,619)

Property, plant and equipment, net	30,847	30,123

Goodwill	221,754	201,866
Other intangibles, at cost	30,145	7,637
Less accumulated amortization	(6,753)	(3,946)

Other intangibles, net	23,392	3,691

Deferred income taxes	34,095	32,462
Other assets	21,722	15,734

Total assets	$800,614	$795,983

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

	July 31,	October 31,
(In thousands except share amounts)	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$40,461	$38,143
Income taxes payable	8,725	36,658
Accrued liabilities:
Compensation	63,105	61,691
Taxes - other than income	18,047	15,297
Insurance claims	60,068	55,499
Other	54,445	49,403

Total current liabilities	244,851	256,691
Retirement plans	25,081	24,175
Insurance claims	75,955	71,081

Total liabilities	345,887	351,947

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 52,472,000 and 51,767,000 shares issued at July 31, 2004 and October 31, 2003, respectively	525	518
Additional paid-in capital	175,561	166,497
Accumulated other comprehensive loss	(306)	(268)
Retained earnings	344,006	331,275
Cost of treasury stock (4,000,000 and 3,400,000 shares at July 31, 2004 and October 31, 2003, respectively)	(65,059)	(53,986)

Total stockholders’ equity	454,727	444,036

Total liabilities and stockholders’ equity	$800,614	$795,983

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands except per share amounts)	2004	2003	2004	2003
Revenues
Sales and other income	$623,773	$569,093	$1,784,941	$1,684,074
Expenses
Operating expenses and cost of goods sold	555,348	511,720	1,605,307	1,520,980
Selling, general and administrative	46,045	41,404	132,239	126,183
Intangible amortization	1,294	285	4,138	844
Interest	255	216	746	503

Total expenses	602,942	553,625	1,742,430	1,648,510

Income from continuing operations before income taxes	20,831	15,468	42,511	35,564
Income taxes	7,437	4,912	15,177	12,010

Income from continuing operations	13,394	10,556	27,334	23,554
Income from discontinued operation, net of income taxes	—	1,182	—	2,414

Net income	$13,394	$11,738	$27,334	$25,968

Net income per common share - Basic
From continuing operations	$0.27	$0.21	$0.56	$0.48
From discontinued operation	—	0.03	—	0.05

	$0.27	$0.24	$0.56	$0.53

Net income per common share - Diluted
From continuing operations	$0.27	$0.21	$0.55	$0.47
From discontinued operation	—	0.02	—	0.05

	$0.27	$0.23	$0.55	$0.52

Average common and common equivalent shares
Basic	48,748	49,269	48,658	49,105
Diluted	50,226	50,244	50,052	50,031
Dividends declared per common share	$0.10	$0.095	$0.30	$0.285

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003

(In thousands)	2004	2003
Cash flows from operating activities:
Net income	$27,334	$25,968
Less income from discontinued operation	—	(2,414)

Income from continuing operations	27,334	23,554
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and intangible amortization	13,798	11,085
Provision for bad debts	3,133	4,665
Gain on sale of assets	(159)	(77)
Increase in deferred income taxes	(2,973)	(5,116)
Increase in trade accounts receivable	(21,371)	(10,914)
Decrease in inventories	239	1,566
Decrease (increase) in prepaid expenses and other current assets	2,940	(1,134)
Increase in other assets	(5,569)	(4,919)
Increase in income taxes payable	4,135	1,842
Increase in retirement plans accrual	906	658
Increase in insurance claims liability	9,443	6,780
Increase in trade accounts payable and other accrued liabilities	11,074	14,792

Total adjustments to net income	15,596	19,228

Net cash flows from continuing operating activities	42,930	42,782
Net operational cash flows from discontinued operation	(30,507)	6,276

Net cash provided by operating activities	12,423	49,058

Cash flows from investing activities:
Net investing cash flows from discontinued operation	—	(95)
Additions to property, plant and equipment	(9,262)	(7,740)
Proceeds from sale of assets	509	607
Decrease in investments and long-term receivables	1,260	1,585
Purchase of businesses	(48,209)	(21,099)

Net cash used in investing activities	(55,702)	(26,742)

Cash flows from financing activities:
Common stock issued	7,510	11,227
Common stock purchases	(11,073)	(12,092)
Dividends paid	(14,604)	(14,003)

Net cash used in financing activities	(18,167)	(14,868)

Net (decrease) increase in cash and cash equivalents	(61,446)	7,448
Cash and cash equivalents beginning of period	110,947	19,416

Cash and cash equivalents end of period	$49,501	$26,864

Supplemental Data:
Cash paid for income taxes	$44,681	$15,284

     The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments which are necessary to present fairly ABM Industries Incorporated and Subsidiaries’ (the Company) financial position as of July 31, 2004 and the results of operations for the three and nine months then ended, and cash flows for the nine months then ended. These adjustments are of a normal, recurring nature, except as otherwise noted.

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

     The Company has investments in two low income housing tax credit partnerships. Purchased in 1995 and 1998, these limited partnerships, organized by independent third parties and sold as investments, are variable interest entities as defined by FASB Financial Interpretation (FIN) No. 46R, a revision to FIN 46, “Consolidation of Variable Interest Entities.” In accordance with FIN 46R, these partnerships are not consolidated in the Company’s consolidated financial statements because the Company is not the primary beneficiary of the partnerships. At July 31, 2004, the at-risk book value of these investments totaled $4.2 million.

2. Net Income per Common Share

     The Company has reported its earnings in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. The calculation of net income per common share is as follows:

	Three months ended		Nine months ended
	July 31,		July 31,
(In thousands except per share amounts)	2004	2003	2004	2003
Income from continuing operations, net of income taxes	$13,394	$10,556	$27,334	$23,554
Income from discontinued operation, net of income taxes	—	1,182	—	2,414

Net income available to common stockholders	$13,394	$11,738	$27,334	$25,968

Average common shares outstanding - Basic	48,748	49,269	48,658	49,105
Effect of dilutive securities:
Stock options	1,478	975	1,394	926

Average common shares outstanding - Diluted	50,226	50,244	50,052	50,031

Net income per common share - Basic:
From continuing operations	$0.27	$0.21	$0.56	$0.48
From discontinued operation	—	0.03	—	0.05

	$0.27	$0.24	$0.56	$0.53

Net income per common share - Diluted:
From continuing operations	$0.27	$0.21	$0.55	$0.47
From discontinued operation	—	0.02	—	0.05

	$0.27	$0.23	$0.55	$0.52

     For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period (i.e., “out-of-the-money” options). On July 31, 2004 and 2003, options to purchase common shares of 23,250 and 3.4 million at a weighted average exercise price of $19.04 and $16.14, respectively, were excluded from the computation.

3. Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation” to provide for alternative methods of transition to SFAS No. 123 and amended disclosure provisions. SFAS No. 148 was effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and adopted the disclosure provisions of SFAS No. 148 effective November 1, 2002. The Company’s application of APB Opinion No. 25 does not result in compensation cost because the exercise price of the options is equal to the fair value of the stock at the grant date. Under the intrinsic value method, if the fair value of the stock is greater than the exercise price at grant date, the excess is amortized to compensation expense over the estimated service life of the recipient.

     As all options granted since October 31, 1995 had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in net income for the three and nine months ended July 31, 2004 and 2003. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding employee options granted after October 31, 1995 using the retroactive restatement method:

	Three months ended		Nine months ended
	July 31,		July 31,
(In thousands except per share amounts)	2004	2003	2004	2003
Net income, as reported	$13,394	$11,738	$27,334	$25,968
Deduct: Stock-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	298	1,023	1,342	3,156

Net income, pro forma	$13,096	$10,715	$25,992	$22,812

Net income per common share - Basic
As reported	$0.27	$0.24	$0.56	$0.53
Pro forma	$0.27	$0.22	$0.53	$0.46
Net income per common share - Diluted
As reported	$0.27	$0.23	$0.55	$0.52
Pro forma	$0.26	$0.21	$0.52	$0.46

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

	Three months ended		Nine months ended
	July 31,		July 31,
	2004	2003 *	2004	2003
Expected life from the date of grant	8.1 years	—	7.3 years	7.3 years
Expected stock price volatility average	20.5%	—	24.5%	22.9%
Expected dividend yield	2.1%	—	2.6%	2.6%
Risk-free interest rate	4.5%	—	3.7%	3.2%
Weighted average fair value of grants	$4.92	—	$4.18	$3.16

* No options were granted in the three months ended July 31, 2003.

     The Company’s pro forma calculations are based on a single option valuation approach. The computed pro forma fair value of the options awards are amortized over the required vesting periods. For purposes of the pro forma calculations, should options vest earlier, the remaining unrecognized value is recognized immediately and stock option forfeitures are recognized as they occur.

4. Revenue Presentation

     The Company has reported its revenues in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” For the Company’s Parking segment, this pronouncement requires both revenues and expenses be recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients. EITF No. 01-14 did not change the income statement presentation of revenues and expenses of any other segments and had no impact on the Company’s operating profits or net income. Parking sales related solely to the reimbursement of expenses totaled $54.3 million and $55.1 million for the three months ended July 31, 2004 and 2003, respectively, and $160.3 million and $160.4 million for the nine months ended July 31, 2004 and 2003, respectively.

5. Goodwill and Other Intangibles

     Goodwill. The changes in the carrying amount of goodwill for the nine months ended July 31, 2004 were as follows:

(In thousands)

		Initial		Reclassified
	Balance as of	Payments for	Contingent	to Other	Balance as of
Segment	October 31, 2003	Acquisitions*	Amounts*	Intangibles	July 31, 2004
Janitorial	$142,658	$—	2,584	($11,400)	$133,842
Parking	29,920	—	335	(1,657)	28,598
Engineering	2,174	—	—	—	2,174
Security	7,806	28,935	730	—	37,471
Lighting	17,356	—	361	—	17,717
Other	1,952	—	—	—	1,952

Total	$201,866	$28,935	$4,010	($13,057)	$221,754

* see Note 6, “Acquisitions”

     Correction of an error in the second quarter of fiscal 2004. In October 2002, the EITF released Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” EITF Issue No. 02-17 provided guidance regarding the use of certain assumptions, such as expectations of future contract renewals, in estimating the fair value of customer relationship intangible assets acquired in a business combination. EITF Issue No. 02-17 was effective for business combinations consummated after October 25, 2002 but the Company failed to reflect the effect it would have had on the three business combinations completed in fiscal 2003 until the second quarter of 2004.

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

     Other Intangibles. Effective April 30, 2004, Other Intangibles and the related amortization expense have been presented as separate line items on the balance sheet and statement of income, respectively. Prior periods presented have been reclassified. The gross carrying amount and accumulated amortization of other intangibles apart from goodwill as of July 31, 2004 were as follows:

	Gross Carrying Amount					Accumulated Amortization
	October 31,		Retire-		July 31,	October 31,		Retire-	Catch-Up	July 31,
(In thousands)	2003	Additions*	ments	Reclass**	2004	2003	Additions	ments	Amort.**	2004
Customer contracts and related relationships	$200	$8,010	$—	$12,757	$20,967	$—	$(1,398)	$—	$(1,385)	$(2,783)
Trademarks and trade names	—	2,700	—	300	3,000	—	(303)	—	(83)	(386)
Other (contract rights, etc.)	7,437	72	(1,331)	—	6,178	(3,946)	(969)	1,331	—	(3,584)

Total	$7,637	$10,782	$(1,331)	$13,057	$30,145	$(3,946)	$(2,670)	$1,331	$(1,468)	$(6,753)

* See Note 6, “Acquisitions”

** Reclassification of catch-up amortization recorded in the quarter ended April 30, 2004

     Correction of an error in the second quarter of fiscal 2004. As described above, a total of $13.1 million of customer relationship intangible assets and trademarks and trade names was reclassified from goodwill to other intangibles in the second quarter of 2004. These intangible assets have finite lives and must therefore be amortized. The related catch-up amortization expense recorded in the second quarter of 2004 for fiscal 2003 and the first quarter of 2004 totaled $1.5 million, as shown below.

	Amortization Expense Catch-Up Adjustment
	Fiscal 2003 Quarters				Year Ended	First	Total
					October 31,	Quarter	Catch-Up
(In thousands)	First	Second	Third	Fourth	2003	2004	Adjustment
Customer contracts and related relationships	$—	$191	$246	$429	$866	$519	$1,385
Trademarks and trade names	—	—	—	33	33	50	83

Total adjustment before income taxes	$—	$191	$246	$462	$899	$569	$1,468

     The weighted average remaining life and the amortization expense for the three and nine months ended July 31, 2004 (including the $1.5 million catch-up amortization) and July 31, 2003, as well as the estimated amortization expense for each of the five succeeding fiscal years are as follows:

		Amortization Expense
	Weighted	Three Months Ended		Nine Months Ended
	Average Remaining Life	July 31		July 31		Estimated Amortization Expense
($ in thousands)	(Years)	2004	2003	2004	2003	2005	2006	2007	2008	2009
Customer contracts and related relationships	11.7	$791	$—	$2,783	$—	$2,852	$2,589	$2,327	$2,064	$1,802
Trademarks and trade names	4.4	180	—	386	—	607	540	540	540	203
Other (contract rights, etc.)	4.2	323	285	969	844	982	712	100	74	64

Total	10.1	$1,294	$285	$4,138	$844	$4,441	$3,841	$2,967	$2,678	$2,069

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

6. Acquisitions

     Acquisitions have been accounted for using the purchase method of accounting. Operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price (including contingent amounts) over fair value of the net tangible and intangible assets acquired is included in goodwill. Most purchase agreements provide for initial payments and contingent payments based on the annual pretax income or other financial parameters for subsequent periods ranging generally from two to five years. Cash paid for acquisitions, including initial payments and contingent amounts based on subsequent earnings, was $48.2 million and $21.1 million in the nine months ended July 31, 2004 and 2003, respectively.

     The Company made the following acquisitions during the nine-month period ended July 31, 2004:

     On March 15, 2004, the Company acquired substantially all of the operating assets of Security Services of America, LLC (SSA), a North Carolina limited liability company and wholly-owned subsidiary of SSA Holdings II, LLC. SSA, also known as “Silverhawk Security Specialists” and “Elite Protection Services,” provides full service private security and investigative services to a diverse client base that includes small, medium and large businesses throughout the Southeast and Midwest regions of the United States. The total acquisition cost included an initial cash payment of $40.7 million, net of liabilities assumed totaling $0.3 million, plus contingent payments equal to 20% to 25% of adjusted earnings before interest and taxes, depending upon the level of actual earnings, for each of the years in the five-year period following the date of acquisition. Of the total purchase price, $7.1 million was allocated to customer relationship intangible asset and $2.7 million to trademarks and trade names. The values of these intangible assets were independently appraised by a third party valuation firm. The appraisal was completed in the third quarter of 2004. Additionally, $2.3 million of the total purchase price was allocated to fixed and other tangible assets and $28.9 million to goodwill.

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

     The operating results generated from these acquisitions are included in the consolidated financial results of the Company from their dates of acquisition. Due to the size of these acquisitions, pro forma information is not included in the consolidated financial statements.

     During the nine months ended July 31, 2004 and 2003, contingent amounts totaling $4.0 million and $5.0 million, respectively, were paid on earlier acquisitions as provided by the respective purchase agreements. All amounts paid were added to goodwill.

     The original asset purchase agreement for the operations of Lakeside Building Maintenance, Inc. and an affiliated company (collectively, Lakeside) stated that the final contingent payment of $5.3 million would be paid in September 2005 provided that the gross sales of Lakeside during the third year following the acquisition are equal to or greater than $131.2 million and the seller (part of current Lakeside management) fulfills the other terms and conditions of the asset purchase agreement. As second year sales already exceeded $131.2 million at $172.5 million, the asset purchase agreement was amended to eliminate only the sales requirement to better align Lakeside management with ABM Janitorial in the renewal of customer contracts.

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

     The operating results of the discontinued operation for the three and nine months ended July 31, 2003 are shown below.

	Three months ended	Nine months ended
(In thousands)	July 31, 2003	July 31, 2003
Revenues	$28,270	$83,744

Income before income taxes	$1,912	$3,906
Income taxes	730	1,492

Net income	$1,182	$2,414

8. Line of Credit Facility

     In April 2003, the Company increased the amount of its syndicated line of credit to $250.0 million. This line of credit will expire July 1, 2005. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of 0.00% to 0.25% or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.875% to 1.50%. The spreads for LIBOR, prime and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of 0.175%, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program and cash borrowings are considered to be outstanding amounts. As of July 31, 2004 and October 31, 2003, the total outstanding amounts under this facility were $92.0 million and $69.0 million, respectively, in the form of standby letters of credit. The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of July 31, 2004.

9. Comprehensive Income (Loss)

     Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses. Comprehensive income for the three and nine months ended July 31, 2004 and 2003 approximated net income.

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

     On December 9, 2003, the Company’s Board of Directors authorized the purchase of up to 2.0 million additional shares of the Company’s outstanding common stock at any time through December 31, 2004. In the three months ended July 31, 2004, the Company purchased 0.5 million shares under this authorization at a cost of $9.4 million (an average price per share of $18.77). As of July 31, 2004, 1.5 million shares remained available for purchase under this authorization.

11. Employee Stock Purchase Plan

     On March 9, 2004, the stockholders of ABM approved the 2004 Employee Stock Purchase Plan under which an aggregate of 2.0 million shares may be issued. The participant’s purchase price is 85% of the lower of the fair market value of ABM’s stock on the first day of each six-month period in the fiscal year (i.e., May and November, or in the case of the first offering period, the price on August 1, 2004) or the last trading day of each month. The first offering period is a three-month period which commenced on August 1, 2004. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees will be required to hold their shares for a minimum of six months from the date of purchase.

12. Retirement and Postretirement Plans

     The net cost of the defined benefit retirement plans and the postretirement benefit plan for the three and nine months ended July 31, 2004 and July 31, 2003 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2004	2003	2004	2003
Defined Benefit Plans:
Service Cost	$78	$52	$246	$168
Interest	145	146	435	437

Total Cost	$223	$198	$681	$605

Post-Retirement Plan:
Service Cost	$10	$13	$30	$39
Interest	69	69	207	207

Total Cost	$79	$82	$237	$246

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

     The Company made matching 401(k) contributions required by the 401(k) plan for the three and nine months ended July 31, 2004 in the amounts of $1.3 million and $3.8 million, respectively. The Company anticipates contributing an additional $1.2 million in the fourth quarter for a total of $5.0 million in fiscal 2004.

13. Segment Information

     Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Engineering, Security, and Lighting are reportable segments. Mechanical and Facility Services are included in the Other segment. Corporate expenses are not allocated.

	Three months ended		Nine months ended
	July 31,		July 31,
(In thousands)	2004	2003	2004	2003
Sales and other income:
Janitorial	$367,539	$343,314	$1,073,475	$1,017,671
Parking	97,856	97,835	285,384	283,909
Engineering	51,550	44,492	148,527	134,064
Security	65,012	41,449	157,986	118,246
Lighting	27,510	30,657	83,060	97,380
Other	13,722	11,303	35,474	32,528
Corporate	584	43	1,035	276

	$623,773	$569,093	$1,784,941	$1,684,074

Operating profit:
Janitorial	$17,868	$13,859	$40,878	$37,236
Parking	3,457	2,326	6,158	3,938
Engineering	3,157	2,631	8,569	7,247
Security	2,594	1,897	5,787	4,399
Lighting	442	1,373	1,726	3,866
Other	531	333	937	280
Corporate expense	(6,963)	(6,735)	(20,798)	(20,899)

Operating profit	21,086	15,684	43,257	36,067
Interest expense	(255)	(216)	(746)	(503)

Income from continuing operations before income taxes	$20,831	$15,468	$42,511	$35,564

14. Contingencies

     In September 1999, a former employee filed a gender discrimination lawsuit against ABM in the state of Washington. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court, in the case named Forbes v. ABM, awarded $4.0 million in damages. The court later awarded costs of $0.7 million to the plaintiff and an additional $0.8 million to mitigate the federal tax impact of the plaintiff’s award. The trial court recently reduced the tax mitigation amount to $0.4 million, a ruling that Forbes has challenged. The U.S. Supreme Court is currently deciding whether courts are permitted to award any amounts for mitigation for federal tax consequences in wrongful termination cases. ABM is appealing the jury’s verdict and the award of costs to the State Court of Appeals on the grounds that it was denied a fair trial and that Forbes failed to prove that ABM engaged in discrimination or retaliation. ABM has stayed enforcement of the judgment by procuring a $7.0 million letter of credit. At the time the letter of credit was procured, statutory interest on the judgment was 12% per year. However, Washington lowered the interest paid on judgments to 2% above the U.S. Treasury Bill rate. ABM believes that the award against ABM was excessive and that the verdict was inconsistent with the law and the evidence. Because ABM believes that the judgment will be reversed upon appeal and that it will prevail in a new trial, ABM has not recorded any liability in its financial statements associated with the judgment. However, there can be no assurance that ABM will prevail in this matter. As of July 31, 2004, ABM had incurred and recorded legal fees of $0.3 million associated with the appeal. These fees, which include the cost of a new trial, are expected to total approximately $0.5 million. In addition, ABM will incur annual fees of approximately 1% of the amount of the letter of credit.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company provides janitorial, parking, engineering, security, lighting and mechanical services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities in the United States and British Columbia, Canada. The Company also provided elevator services until August 15, 2003, when it sold substantially all of the operating assets of its Elevator segment (see “Discontinued Operation”). The largest segment of the Company’s business is Janitorial which generated over 60% of the Company’s sales and other income from continuing operations (hereinafter called “sales”) and over 63% of its operating profit before corporate expenses for the first nine months of 2004.

     The Company’s sales are substantially based on the performance of labor-intensive services at contractually specified prices. Janitorial and other maintenance service contracts are either fixed-price or “cost-plus” (i.e., the customer agrees to reimburse the agreed upon amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage). The quarterly profitability of fixed-price contracts is impacted by the variability of the number of work days in the quarter. The majority of the Company’s contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice. In addition to services defined within the scope of the contract, the Company also generates sales from extra services, such as when the customer requires additional cleaning or emergency repair services, with extra services frequently providing higher margins.

     Sales have historically been the major source of cash for the Company, while payroll expenses, which are directly related to sales, have been the largest use of cash. Hence operating cash flows significantly depend on the sales level and timing of collections, as well as the quality of the customer accounts receivable. The timing and level of the payments to suppliers and other vendors, as well as the magnitude of self-insured claims, also affect operating cash flows. The Company’s management views operating cash flows as a good indicator of financial strength. Strong operating cash flows provide opportunities for growth both internally and through acquisitions.

     The Company’s most recent acquisitions significantly contributed to the growth in sales and operating profit in the first nine months of 2004 from the same period last year. Internal growth in sales also contributed to the growth in sales and operating profit but was partially offset by the reduction in retrofit jobs at Lighting and terminations of some unprofitable contracts, as well as the loss of profitable contracts to competition. Internal growth in sales represents not only sales from new customers but also expanded services or increases in the scope of work for existing customers. Sales in the Company’s Lighting and Mechanical businesses are primarily related to the level of capital investments by customers. To mitigate the adverse effect on operating profit of low levels of capital investment by customers, in the first nine months of fiscal 2004 the Company successfully lowered its overhead expenses in Lighting and Mechanical. In the long run, achieving the desired levels of sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately-owned companies that typically have the lower cost advantage.

     In the short-term, management is focused on actively managing its business, converting bids into sales and integrating its most recent acquisitions. In the long-term, management is focused on implementing its strategic plan to grow the business through a combination of internal growth and selective acquisitions in the Company’s core disciplines.

Liquidity and Capital Resources

	July 31,	October 31,
(In thousands)	2004	2003	Change
Cash and cash equivalents	$49,501	$110,947	$(61,446)
Working capital	$213,754	$243,957	$(30,203)

	Nine months ended July 31,
	2004	2003	Change
Cash provided by operating activities from continuing operations	$42,930	$42,782	$148
Cash used in investing activities	$(55,702)	$(26,742)	$(28,960)
Cash used in financing activities	$(18,167)	$(14,868)	$(3,299)

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of July 31, 2004 and October 31, 2003, the Company’s cash and cash equivalents totaled $49.5 million and $110.9 million, respectively. The relatively high cash balance at October 31, 2003 was primarily due to the $112.4 million of cash proceeds from the Elevator divestiture received during 2003. The decline in the first nine months of 2004 reflects the payment of estimated income taxes associated with this divestiture (see “Discontinued Operation”), the initial cash payments made for the purchases of the operations of Security Services of America (“SSA”) acquired on March 15, 2004, and Initial Contract Services, Inc. (“Initial”) acquired on April 2, 2004 and the cash payments for the purchases of 0.6 million of the Company’s common stock, offset in part by cash from operations.

     Working Capital. Working capital decreased by $30.2 million to $213.8 million at July 31, 2004 from $244.0 million at October 31, 2003 primarily due to the initial cash payments made for the purchase of SSA and Initial, offset in part by cash from operations. The largest component of working capital consists of trade accounts receivable, which totaled $307.9 million at July 31, 2004, compared to $287.9 million at October 31, 2003. These amounts were net of allowances for doubtful accounts of $7.6 million and $6.3 million at July 31, 2004 and October 31, 2003, respectively. As of July 31, 2004, accounts receivable that were over 90 days past due had decreased $4.2 million to $24.0 million (7.8% of the total net outstanding) from $28.2 million (9.8% of the total net outstanding) at October 31, 2003.

     Cash Flows from Operating Activities. Net cash generated by operating activities from continuing operations during the nine months ended July 31, 2004 increased only slightly to $42.9 million from $42.8 million for the same period in 2003 despite the increase in income from continuing operations due to slower payments by some large customers.

     Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended July 31, 2004 was $29.0 million higher than the same period last year. Net cash used for the purchase of businesses in the first nine months of 2004 was $48.2 million, of which $44.2 million was used for the purchase of the operations of SSA and Initial. In the first nine months of 2003, $21.1 million was used for the purchase of businesses of which $16.4 million was used for the purchase of the operations of Horizon National Commercial Services, LLC (“Horizon”) and Valet Parking Services (“Valet”).

     Cash Flows from Financing Activities. Net cash used in financing activities was $18.2 million in the nine months ended July 31, 2004, compared to $14.9 million in the nine months ended July 31, 2003. The Company generated less cash from the issuance of the Company’s common stock in the nine months ended July 31, 2004 compared to the same period last year as the employee stock purchase plan terminated upon issue of all the available shares in November 2003. A new employee stock purchase plan was approved by the stockholders in March 2004 and the first offering period began on August 1, 2004. (See Note 11, “Employee Stock Purchase Plan.”)

     Line of Credit. In April 2003, the Company increased the amount of its syndicated line of credit to $250.0 million. This line of credit will expire July 1, 2005. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of 0.00% to 0.25% or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.875% to 1.50%. The spreads for LIBOR, prime and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of 0.175%, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of July 31, 2004 and October 31, 2003, the total outstanding amounts under this facility were $92.0 million and $69.0 million, respectively, in the form of standby letters of credit. The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of July 31, 2004.

Cash Requirements

     The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles, and other equipment. As of July 31, 2004, future contractual payments were as follows:

(In thousands)	Payments Due By Period
		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years
Operating Leases	$207,891	$47,811	$64,773	$40,764	$54,543

     Additionally, the Company has the following commercial commitments and other long-term liabilities:

(In thousands)	Amounts of Commitment Expiration Per Period
		Less than	1 - 3	4 - 5	After 5
Commercial Commitments	Total	1 year	years	years	years
Standby Letters of Credit	$91,953	$91,953	—	—	—
Financial Responsibility Bonds	4,211	4,211	—	—	—

Total	$96,164	$96,164	—	—	—

(In thousands)	Payments Due By Period
		Less than	1 - 3	4 - 5	After 5
Other Long-Term Liabilities	Total	1 year	years	years	years
Retirement Plans	$40,366	$2,221	$5,196	$5,253	$27,696

     Not included in the retirement plans in the table above are union-sponsored collectively bargained multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions for these plans were $24.2 million in the nine months ended July 31, 2004. Contributions for these plans averaged approximately $7.0 million per quarter in fiscal 2003.

     The Company self-insures certain insurable risks such as general liability, automobile property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million (inclusive of legal fees) to $1.0 million (exclusive of legal fees). Effective April 14, 2003, the deductible for California workers’ compensation insurance increased to $2.0 million per occurrence due to general insurance market conditions. While the higher self-insured retention increases the Company’s risk associated with workers’ compensation liabilities, during the history of the Company’s self-insurance program, few claims have exceeded $1.0 million. The Company annually retains an outside actuary to review the adequacy of its self-insurance claim reserves.

     The self-insurance claims paid for the nine months ended July 31, 2004 and 2003 were $45.8 million and $45.2 million, respectively. The total claim payments made in the fiscal years ended October 31, 2003 and 2002 were $58.9 million and $52.7 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances.

     In connection with the gender discrimination lawsuit against ABM in the state of Washington (see Note 14, “Contingencies”), ABM has stayed enforcement of the $4.0 million judgment, $0.7 million award of costs and an additional $0.8 million to mitigate the federal tax impact of the plaintiff’s award by procuring a $7.0 million letter of credit on February 4, 2004. In the third quarter of 2004, the trial court reduced the tax mitigation amount to $0.4 million, a ruling that Forbes has challenged. ABM will incur annual fees of approximately 1% of the amount of the related letter of credit. ABM believes that the award against ABM will be reversed upon appeal and that it will prevail in a new trial. However, the damages in this case cannot be determined at this time, and these damages may range between $0, should ABM prevail in a new trial, and an amount awarded by the jury in a new trial, should the plaintiff prevail in a new trial. If ABM does not prevail in a new trial, then the plaintiff may also receive the award of costs associated with the new trial.

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

     In December 2001, Zurich filed a Declaratory Judgment Action in the Southern District of New York claiming the loss of the business profit falls under the policy’s contingent business interruption sub-limit of $10.0 million. On June 2, 2003, the court ruled on certain summary judgment motions in favor of Zurich. Subsequent to the June 2003 ruling, additional rulings by the court have limited the Company’s recourse under the policy to the amounts paid plus additional amounts related to physical property of the Company located on the WTC premises and certain accounts receivable from customers that could not be collected. Based on a review of the policy and consultation with legal counsel and other specialists, the Company continues to believe that its business interruption claim does not fall under the $10.0 million sub-limit on contingent business interruption and that the Company’s losses under its WTC contracts are eligible for additional business interruption coverage up to the policy maximum of $124.0 million. Therefore, the Company is appealing the court’s rulings.

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

Off-Balance Sheet Arrangements

     As of July 31, 2004, the Company did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities and Exchange Commission Regulation S-K.

Acquisitions

     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the nine-month periods ended July 31, 2004 and 2003 are discussed in Note 6 to the consolidated financial statements.

Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company’s fiscal year and third quarter which ended on October 31 and July 31, respectively.

Three Months Ended July 31, 2004 vs. Three Months Ended July 31, 2003

	Three months		Three months
	ended	% of	ended	% of	Increase
($ in thousands)	July 31, 2004	Sales	July 31, 2003	Sales	(Decrease)
Revenues
Sales and other income	$623,773	100.0%	$569,093	100.0%	9.6%
Expenses
Operating expenses and cost of goods sold	555,348	89.0%	511,720	89.9%	8.5%
Selling, general and administrative	46,045	7.4%	41,404	7.3%	11.2%
Intangible amortization	1,294	0.2%	285	0.1%	—
Interest	255	0.0%	216	0.0%	18.1%

Total expenses	602,942	96.7%	553,625	97.3%	8.9%

Income from continuing operations before income taxes	20,831	3.3%	15,468	2.7%	34.7%
Income taxes	7,437	1.2%	4,912	0.9%	51.4%

Income from continuing operations	$13,394	2.1%	$10,556	1.9%	26.9%

     Income From Continuing Operations. Income from continuing operations for the third quarter of 2004 increased 26.9% to $13.4 million ($0.27 per diluted share) from $10.6 million ($0.21 per diluted share) for the third quarter of 2003. The impact of acquisitions and improved margins contributed to the increase in the third quarter of 2004. All operating segments showed significant improvement in income from continuing operations except for Lighting.

     Sales and Other Income. Sales and other income for the third quarter of 2004 of $623.8 million increased by $54.7 million or 9.6% from $569.1 million for the third quarter of 2003. Acquisitions completed in fiscal year 2003 and nine months ended July 31, 2004 contributed $40.3 million to the sales increase. Additionally, new business in Janitorial and Engineering and expanded service to existing Janitorial and Engineering customers contributed to the higher sales in the third quarter of 2004. However, these increases were partially offset by decreased project sales in Lighting.

     Operating Expenses and Cost of Goods Sold. As a percentage of sales, gross profit (sales minus operating expenses and cost of goods sold) was 11.0% for the third quarter of 2004 compared to 10.1% for the third quarter of 2003. The higher margins were primarily due to one fewer work day in the third quarter of 2004 compared to the same period of 2003 which favorably impacted fixed-price contracts in Janitorial due to lower labor and related expenses and the termination of unprofitable airport contracts in Parking.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2004 were $46.0 million, compared to $41.4 million for the third quarter of 2003. The increase was primarily due to an increase of $2.9 million in selling, general and administrative expenses attributable to the fiscal year 2003 and year-to-date 2004 acquisitions, and higher professional fees primarily related to Sarbanes-Oxley Act compliance, as well as higher cost associated with two Chief Operating Officers with the transitioning in of the new Chief Operating Officer.

     Intangible Amortization. Intangible amortization was $1.3 million for the third quarter of 2004 compared to $0.3 million for the same period of 2003. The higher amortization was due to intangibles acquired in business combinations completed in fiscal year 2003 and nine months ended July 31, 2004. (See Note 5, “Goodwill and Other Intangibles.”)

     Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was slightly higher in the third quarter of 2004 compared to the third quarter of 2003.

     Income Taxes. The effective tax rate for income from continuing operations was 35.7% for the third quarter of 2004, compared to 31.8% for the third quarter of 2003. The 35.7% effective tax rate was based on a higher estimated tax rate for income from continuing operations for fiscal 2004 of 37.3% compared to the estimated tax rate of 35.3% for fiscal 2003. The estimated tax rate for continuing operations for fiscal 2004 reflects a higher estimated state income tax rate due to the combined income tax return filing requirements in certain states where separate income tax returns were previously filed. The income tax provision for continuing operations for the third quarter of 2004 included a tax benefit of $0.6 million principally from adjusting the income tax liability accounts after filing the 2003 income tax returns and from filing amended tax returns primarily to claim higher tax credits, while the income tax provision for continuing operations for the third quarter of 2003 included a tax benefit of $0.7 million principally from adjusting the income tax liability accounts after filing the 2002 income tax returns.

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

	Three months ended July 31,		Better
($ in thousands)	2004	2003	(Worse)
Sales and other income:
Janitorial	$367,539	$343,314	7.1%
Parking	97,856	97,835	0.0%
Engineering	51,550	44,492	15.9%
Security	65,012	41,449	56.8%
Lighting	27,510	30,657	(10.3)%
Other	13,722	11,303	21.4%
Corporate	584	43	—

	$623,773	$569,093	9.6%

Operating profit:
Janitorial	$17,868	$13,859	28.9%
Parking	3,457	2,326	48.6%
Engineering	3,157	2,631	20.0%
Security	2,594	1,897	36.7%
Lighting	442	1,373	(67.8)%
Other	531	333	59.5%
Corporate expense	(6,963)	(6,735)	(3.4)%

Operating profit	21,086	15,684	34.4%
Interest expense	(255)	(216)	(18.1)%

Income from continuing operations before income taxes	$20,831	$15,468	34.7%

     The results of operations from the Company’s segments for the three months ended July 31, 2004, compared to the same period in 2003, are more fully described below.

     Janitorial. Sales for Janitorial increased $24.2 million or 7.1% from the third quarter of 2003 to the third quarter of 2004. The increase in sales was primarily due to the $18.1 million increase in sales from the Horizon, HGO and Initial acquisitions. Additionally, sales increased due to new business in the Northern California and Southwest regions, price increases in the Southwest and Midwest regions and expanded scope of services to existing customers in the Northwest region. These sales increases were partially offset by decreased sales in the Northeast, South Central and Southeast regions primarily due to reduced scope of work and lower prices on services provided to existing customers.

     Operating profit increased $4.0 million or 28.9% in the third quarter of 2004 compared to the third quarter of 2003. Of the increase, $1.7 million was due to one fewer work day in the third quarter of 2004 than in the same period in 2003. Significant margin improvement in New York and the Northwest region and new business in Northern California, as well as lower bad debt expense contributed to the increased operating profits. The Horizon, HGO and Initial acquisitions contributed $0.8 million to the operating profit increase.

     Parking. Parking sales were essentially flat while operating profits increased by $1.1 million or 48.6% during the third quarter of 2004 compared to the third quarter of 2003. Although sales generally improved at remaining airport locations with improved airline travel, this was offset by the termination of unprofitable airport contracts after July 2003. The increase in operating profits resulted from the termination of unprofitable contracts, airline travel improvement and higher margins on renegotiated contracts, partially offset by higher state unemployment insurance expenses, especially in California.

     Engineering. Sales for Engineering increased $7.1 million or 15.9% from the third quarter of 2003 to the third quarter of 2004 primarily due to new business in California. Additionally, as the economy recovered, customers began increasing the number of onsite engineers at their locations. Operating profit increased $0.5 million or 20.0% from the third quarter of 2003 to the third quarter of 2004 primarily due to increased sales in California.

     Security. Security sales increased $23.6 million or 56.8% due to the SSA acquisition, which contributed $23.0 million to the sales increase, and the award of several major contracts which started in the third quarter 2004. Operating profits increased $0.7 million or 36.7% due to the $0.6 million operating profit contribution from SSA, and slightly better margins resulting from a rate increase program. The SSA operating profit was net of $0.4 million of amortization of intangibles.

     Lighting. Lighting sales decreased $3.1 million or 10.3% for the third quarter of 2004 compared to the same period of 2003 and operating profits decreased $0.9 million or 67.8% due primarily to decrease in sales, partially offset by savings from staff reductions. The decrease in sales was due to significantly fewer retrofit projects in 2004 compared to 2003.

     Other. Sales for the Other Segment increased by $2.4 million or 21.4% for the third quarter of 2004 compared to the same period of 2003, while operating profit increased by $0.2 million or 59.5%. Higher sales in Facilities Services resulting from a new major contract and slightly higher Mechanical project sales contributed to the sales increase. The increase in operating profit was primarily due to higher sales in Facilities Services partially offset by lower operating profit at Mechanical despite staff reductions.

     Corporate. Corporate expenses for the third quarter of 2004 increased by $0.2 million or 3.4% compared to the same period of 2003 mainly due to higher professional fees primarily related to Sarbanes-Oxley Act compliance and higher cost associated with two Chief Operating Officers with the transitioning in of the new Chief Operating Officer.

Nine Months Ended July 31, 2004 vs. Nine Months Ended July 31, 2003

	Nine months		Nine months
	ended	% of	ended	% of	Increase
($ in thousands)	July 31, 2004	Sales	July 31, 2003	Sales	(Decrease)
Revenues
Sales and other income	$1,784,941	100.0%	$1,684,074	100.0%	6.0%
Expenses
Operating expenses and cost of goods sold	1,605,307	89.9%	1,520,980	90.3%	5.5%
Selling, general and administrative	132,239	7.4%	126,183	7.5%	4.8%
Intangible amortization	4,138	0.2%	844	0.1%	—
Interest	746	0.0%	503	0.0%	48.3%

Total expenses	1,742,430	97.6%	1,648,510	97.9%	5.7%

Income from continuing operations before income taxes	42,511	2.4%	35,564	2.1%	19.5%
Income taxes	15,177	0.9%	12,010	0.7%	26.4%

Income from continuing operations	$27,334	1.5%	$23,554	1.4%	16.0%

     Income From Continuing Operations. Income from continuing operations for the first nine months of 2004 increased 16.0% to $27.3 million ($0.55 per diluted share) from $23.6 million ($0.47 per diluted share) for the first nine months of 2003. The impact of the acquisitions completed in fiscal year 2003 and nine months ended July 31, 2004 and improved margins contributed to the increase in the first nine months of 2004. All operating segments showed improvement in income from continuing operations except for Lighting.

     Sales and Other Income. Sales and other income for the first nine months of 2004 of $1,784.9 million increased by $100.9 million or 6.0% from $1,684.1 million for the first nine months of 2003. Acquisitions completed in fiscal year 2003 and nine months ended July 31, 2004 contributed $96.5 million to the sales increase. Additionally, new business in Engineering and Janitorial contributed to the higher sales for the first nine months of 2004. However, these increases were partially offset by decreased project sales in Lighting and termination of unprofitable contracts in Janitorial, Parking and Lighting.

     Operating Expenses and Cost of Goods Sold. As a percentage of sales, gross profit was 10.1% for the first nine months of 2004 compared to 9.7% for the first nine months of 2003. The higher margins were primarily due to lower sick leave and other operating expenses in the Northeast region of Janitorial and the termination of unprofitable contracts in Janitorial, Parking and Lighting and successfully renegotiated contracts at Parking, partially offset by the loss of profitable contracts in the Janitorial Northeast and Southeast regions and higher state unemployment insurance expenses, especially in California.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months of 2004 were $132.2 million compared to $126.2 million for the corresponding nine months of 2003. The increase was primarily due to an increase of $5.3 million in selling, general and administrative expenses attributable to the fiscal year 2003 and year-to-date 2004 acquisitions, higher professional fees related to Sarbanes-Oxley Act compliance, as well as higher cost associated with two Chief Operating Officers with the transitioning in of the new Chief Operating Officer, partially offset by lower bad debt expense.

     Intangible Amortization. Intangible amortization was $4.1 million for the first nine months of 2004 compared to $0.8 million for the same period of 2003. The amortization for the first nine months of 2004 included a $0.9 million catch-up adjustment for fiscal 2003 described in Note 5, “Goodwill and Other Intangibles.”

     Interest Expense. Interest expense was $0.7 million for the first nine months of 2004 compared to $0.5 million for the first nine months of 2003. The increase was primarily due to higher loan commitment fees in the first quarter of 2004.

     Income Taxes. The effective tax rate for income from continuing operations was 35.7% for the first nine month of 2004 compared to 33.8% for the same period of 2003. The 35.7% effective tax rate was based on a higher estimated tax rate for income from continuing operations for fiscal 2004 of 37.3% compared to the estimated tax rate of 35.3% for fiscal 2003. The estimated tax rate for continuing operations for fiscal 2004 reflects a higher estimated state income tax rate due to the combined income tax return filing requirements in certain states where separate income tax returns were previously filed. Income tax provision for continuing operations for the first nine months of 2004 included a tax benefit of $0.6 million principally from adjusting the tax liability accounts after filing the 2003 income tax returns and from filing amended tax returns primarily to claim higher tax credits, while the income tax provision for continuing operations for the first nine months of 2003 included a tax benefit of $0.7 million principally from adjusting the tax liability accounts after filing the 2002 income tax returns.

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

	Nine months ended July 31,		Better
($ in thousands)	2004	2003	(Worse)
Sales and other income:
Janitorial	$1,073,475	$1,017,671	5.5%
Parking	285,384	283,909	0.5%
Engineering	148,527	134,064	10.8%
Security	157,986	118,246	33.6%
Lighting	83,060	97,380	(14.7)%
Other	35,474	32,528	9.1%
Corporate	1,035	276	—

	$1,784,941	$1,684,074	6.0%

Operating profit:
Janitorial	$40,878	$37,236	9.8%
Parking	6,158	3,938	56.4%
Engineering	8,569	7,247	18.2%
Security	5,787	4,399	31.6%
Lighting	1,726	3,866	(55.4)%
Other	937	280	—
Corporate expense	(20,798)	(20,899)	0.5%

Operating profit	43,257	36,067	19.9%
Interest expense	(746)	(503)	(48.3)%

Income from continuing operations before income taxes	$42,511	$35,564	19.5%

     The results of operations from the Company’s segments for the nine months ended July 31, 2004, compared to the same period in 2003, are more fully described below.

     Janitorial. Sales for Janitorial increased by $55.8 million or 5.5% from the first nine months of 2003 to the first nine months of 2004. The increase in sales was due to the $54.0 million in sales increase contributed by the Horizon, HGO and Initial acquisitions. Additionally, sales increased due to new business in the Northern California and Southwest regions and price increases in the Southwest and Midwest regions. However, these increases were partially offset by decreased sales in the Northeast and Southeast regions primarily due to loss of profitable contracts to competition as well as the termination of unprofitable contracts.

     Operating profit improved by $3.6 million or 9.8% in the first nine months of 2004 compared to the same period of 2003. The Northeast region contributed $2.1 million to the improvement over the prior year, without taking into account the Initial acquisition. This was due to lower sick leave, bad debt and legal expenses, the absence of costs associated with management changes which affected the first nine months of 2004, as well as termination of unprofitable contracts. The contribution to the operating profit increase of the Horizon, HGO and Initial acquisitions was $1.5 million. Operating profits for the Northwest and Midwest increased in the first nine months of 2004 from the same period in 2003 due to improved margins in the Northwest and increased prices in the Midwest. Operating profits for the Southeast, South Central, and Lakeside showed declines in the first nine months of 2004 from the same period in 2003 due to competitive pricing pressures and reduced work from existing customers.

     Parking. Parking sales increased by $1.5 million or 0.5% while operating profits increased by $2.2 million or 56.4% during the first nine months of 2004 compared to the first nine months of 2003. The Valet acquisition contributed $7.7 million to the sales increase. Although airport sales at each location generally improved with increases in airline travel, these improvements were more than offset by the termination of two airport contracts in 2003 and the impact of severe weather conditions in various parts of the country on travel and airport parking during the first six months of 2004. The increase in operating profits resulted from the termination of unprofitable airport contracts after July 2003, increased activity at remaining airport locations higher margins on renegotiated contracts and a $0.2 million contribution from Valet for the first nine months of 2004, partially offset by higher state unemployment insurance expense, especially in California.

     Engineering. Sales for Engineering increased $14.5 million or 10.8% from the first nine months of 2003 to the first nine months of 2004 due to an increase in customer base in California. Additionally, as the economy recovered, customers began increasing the number of onsite engineers at their locations. Operating profit increased $1.3 million or 18.2% from the first nine months of 2003 to the first nine months of 2004 due to higher sales, partially offset by higher state unemployment insurance expenses, especially in California.

     Security. Security sales increased $39.7 million or 33.6% primarily due to the SSA acquisition, which contributed $34.8 million to the sales increase, and the net effect of new business including several major contracts awarded in the third quarter of 2004. Operating profits increased $1.4 million or 31.6% primarily due to the $1.2 million profit contribution from SSA, increases in sales and slightly improved margins resulting from a rate increase program, partially offset by higher state unemployment insurance expenses, especially in California.

     Lighting. Lighting sales decreased $14.3 million or 14.7% during the first nine months of 2004 compared to the same nine months of 2003 and operating profits decreased $2.1 million or 55.4% due primarily to decrease in sales, partially offset by savings from staff reductions. The decrease in sales was primarily due to significantly fewer retrofit projects in 2004 compared to 2003 and the termination of certain underperforming national contracts after July 2003.

     Other. Sales for the Other Segment increased by $2.9 million or 9.1% for the nine months ended July 31, 2004 compared to the same period of 2003, while operating profit increased $0.7 million. Higher sales in Facilities Services resulting from a new major contract and an increase in project sales at Mechanical generated the sales increase. The increase in operating profit is primarily due to higher sales in Facilities Services from new contracts along with staff reductions.

     Corporate. Corporate expenses for the first nine months of 2004 decreased by $0.1 million or 0.5% compared to the same period of 2003. Corporate expenses in the first nine months of 2003 included fees related to the due diligence performed for a proposed acquisition that was not completed and fees related to the use of outside counsel while in the process of hiring a General Counsel. However, the absence of these expenses in the first nine months of 2004 was partially offset by increases in professional fees primarily related to Sarbanes-Oxley Act compliance in the first nine months of 2004 and higher cost associated with two Chief Operating Officers with the transitioning in of the new Chief Operating Officer.

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

     The operating results of the discontinued operation for the three and nine months ended July 31 , 2003 are shown below.

	Three months ended	Nine months ended
(In thousands)	July 31, 2003	July 31, 2003
Revenues	$28,270	$83,744

Income before income taxes	$1,912	$3,906
Income taxes	730	1,492

Net income	$1,182	$2,414

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

     The Company is currently involved in three environmental matters: one involving alleged potential soil contamination at a former Company facility in Arizona, one involving alleged potential soil and groundwater contamination at a Company facility in Florida, and one involving an alleged de minimis contribution to a landfill in Southern California. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows. As any liability related to these claims is neither probable nor estimable, no accruals have been made related to these matters

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for doubtful accounts, valuation allowance for the net deferred income tax asset, estimate of useful life of intangible assets, impairment of goodwill, and contingencies and litigation liabilities. The Company bases its estimates on historical experience, independent valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Self-Insurance Reserves: Certain insurable risks such as general liability, automobile property damage and workers’ compensation are self-insured by the Company. However, commercial policies are obtained to provide coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company’s self-insurance program are recorded on a claim-incurred basis. The Company uses an independent actuarial firm to evaluate and estimate the range of the Company’s claim costs and liabilities annually. The Company accrues the minimum amount of the actuarial range of exposure. Using the annual actuarial report, management develops annual insurance costs for each operation, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs on a quarterly basis. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse development (e.g. change in statutory requirements and change in reserving methodology). If the trends suggest that the frequency or severity of claims incurred increased, the Company might be required to record additional expenses for self-insurance liabilities.

     Allowance for Doubtful Accounts: The Company’s accounts receivable arise from services provided to its customers and are generally due and payable on terms varying from the receipt of invoice to net thirty days. The Company estimates an allowance for accounts it does not consider fully collectible. Changes in the financial condition of the customer or adverse development in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance.

     Deferred Income Tax Asset Valuation Allowance: Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. At July 31, 2004, the net deferred tax asset was $71.8 million and no valuation allowance was recorded. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.

     Other Intangible Assets Apart from Goodwill: The Company engages a third party valuation firm to independently appraise the value of intangible assets acquired in larger sized business combinations. For smaller acquisitions, the Company performs an internal valuation of the intangible assets using the discounted cash flow technique. At least annually, the Company will evaluate the remaining useful life of an intangible asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the asset’s remaining useful life changes, the remaining carrying amount of the intangible asset would be amortized over the revised remaining useful life. Furthermore, the remaining unamortized book value of intangibles will be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The first step of an impairment test under SFAS No. 144 is a comparison of the future cash flows, undiscounted, to the remaining book value of the intangible. If the future cash flows are insufficient to recover the remaining value, a fair value of the asset, depending on its size, will be independently or internally determined and compared to the book value to determine if an impairment charge is required.

     Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” goodwill is no longer amortized but is subject to at least an annual assessment for impairment. The Company is required to perform goodwill impairment tests on an annual basis using the two-step process prescribed in SFAS No. 142. The first step is to evaluate for potential impairment by comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. The impairment test is performed at least annually at fiscal year-end. The fair value of the reporting unit, if required to be determined, will be independently appraised.

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

     Set forth below are factors that the Company thinks, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results or those anticipated, estimated or projected. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The public should understand that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete list of all potential risks or uncertainties: (1) A decline in commercial office building occupancy and rental rates could affect the Company’s sales and profitability. (2) An increase in costs that the Company cannot pass on to customers could affect profitability. (3) The financial difficulties or bankruptcy of one or more of the Company’s major customers could adversely affect results. (4) The Company could experience major collective bargaining disputes that would lead to the loss of sales or expense increases. (5) The Company is subject to intense competition. (6) The Company’s success depends on its ability to preserve its long-term relationships with its customers. (7) Weakness in airline travel and the hospitality industry could adversely impact the Company’s Parking results. (8) Low levels of capital investments by customers could negatively impact the project sales of the Lighting and Mechanical segments. (9) Acquisition activity could slow or be unsuccessful. (10) The Company incurs significant accounting and other control costs, which could increase. (11) An inadequacy in the Company’s self-insurance reserves, or the cancellation or non-renewal of the Company’s primary insurance policies, could adversely impact the Company’s results. (12) Other issues and uncertainties which may include: labor shortages that adversely affect the Company’s ability to employ entry level personnel, a reduction or revocation of the Company’s line of credit that could increase interest expense and the cost of capital, legislation or other governmental action that detrimentally impacts the Company’s expenses or reduces sales by adversely affecting the Company’s customers such as state or locally-mandated healthcare benefits, new accounting pronouncements or changes in accounting policies, impairment of goodwill and other intangible assets, the resignation, termination, death or disability of one or more of the Company’s key executives that adversely affects customer retention or day-to-day management of the Company, and inclement weather which could disrupt the Company in providing its services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At July 31, 2004, the Company had no outstanding long-term debt. Although the Company’s assets included over $49.5 million in cash and cash equivalents at July 31, 2004, market rate risk associated with changing interest rates in the United States is not material.

Item 4. Controls and Procedures

     (a) Disclosure Controls and Procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were adequately designed to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     (b) Changes in Internal Control Over Financial Reporting. No change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s third fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In September 1999, a former employee filed a gender discrimination lawsuit against ABM in the state of Washington. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court, in the case named Forbes v. ABM, awarded $4.0 million in damages. The court later awarded costs of $0.7 million to the plaintiff and an additional $0.8 million to mitigate the federal tax impact of the plaintiff’s award. In the third quarter of 2004, the trial court reduced the tax mitigation amount to $0.4 million, a ruling that Forbes has challenged. The U.S. Supreme Court is currently deciding whether courts are permitted to award any amounts for mitigation for federal tax consequences in wrongful termination cases. ABM is appealing the jury’s verdict and the award of costs to the State Court of Appeals on the grounds that it was denied a fair trial and that Forbes failed to prove that ABM engaged in discrimination or retaliation. ABM has stayed enforcement of the judgment by procuring a $7.0 million letter of credit. ABM believes that the award against ABM was excessive and that the verdict was inconsistent with the law and the evidence. Because ABM believes that the judgment will be reversed upon appeal and that it will prevail in a new trial, ABM has not recorded any liability in its financial statements associated with the judgment. However, there can be no assurance that ABM will prevail in this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

				(d) Maximum number
			(c) Number of	(or approximate dollar
			shares (or units)	value) of shares (or
	(a) Total number of	(b) Average price	purchased as part of	units) that may yet be
	shares (or units)	paid per share	publicly announced	purchased under the
Period	purchased	(or unit)	plans or programs	plans or programs (1)
5/1/2004-5/31/2004	—	—	—	2,000,000 shares
6/1/2004-6/30/2004	202,300 shares	$18.69	202,300 shares	1,797,700 shares
7/1/2004-7/31/2004	297,700 shares	$18.82	297,700 shares	1,500,000 shares

Total	500,000 shares	$18.77	500,000 shares	1,500,000 shares

(1)	On December 9, 2003, the Board of Directors authorized 2,000,000 shares to be purchased at any time through December 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 31.1	-	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	-	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	-	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

     The Company filed a report on Form 8-K dated June 8, 2004 pursuant to Item 5, which announced the declaration of its quarterly dividend and furnished in the same report pursuant to Item 12 its financial results related to the second quarter of fiscal year 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

September 9, 2004	/s/ George B. Sundby

George B. Sundby
Executive Vice President and
Chief Financial Officer
Principal Financial Officer

September 9, 2004	/s/ Maria De Martini

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