Form 10-K
period 2004-10-31
ABM INDUSTRIES INC /DE/
filed 2005-01-14
CIK 771497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2004

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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      As of April 30, 2004 (the last business day of registrant’s most recently completed second fiscal quarter), non-affiliates of the registrant beneficially owned shares of the registrant’s common stock with an aggregate market value of $715,370,172, computed by reference to the price at which the common stock was last sold.

      As of December 31, 2004, there were 49,279,156 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement to be used by the Company in connection with its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

ABM Industries Incorporated

Form 10-K
For the Fiscal Year Ended October 31, 2004

PART I

ITEM 1.	BUSINESS

      ABM Industries Incorporated (“ABM”) is one of the largest facility services contractors listed on the New York Stock Exchange. With annual revenues in excess of $2.4 billion and approximately 70,000 employees, ABM and its subsidiaries (the “Company”) provide janitorial, parking, security, engineering, lighting and mechanical services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada.

      ABM was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909. The corporate headquarters of the Company is located at 160 Pacific Avenue, Suite 222, San Francisco, California 94111, and the Company’s telephone number at that location is (415) 733-4000.

      The Company’s Website is www.abm.com. Through a link on the Investor Relations section of the Company’s Website, the following filings and amendments to those filings are made available as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: (1) Annual Reports on Form 10-K, (2) Quarterly Reports on Form 10-Q, (3) Current Reports on Form 8-K and (4) filings by ABM’s directors and executive officers under Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act.”) All such filings are available free of charge. The Company also makes available on its Website and in print to those who request them its Corporate Governance Guidelines, Code of Business Conduct & Ethics and the charters of its audit, compensation and governance committees.

Industry Information

      The Company conducts business through a number of subsidiaries, which are grouped into seven segments based on the nature of the business operations. The operating subsidiaries within each segment generally report to the same senior management. Referred to collectively as the “ABM Family of Services,” at October 31, 2004 the seven segments were:

•	Janitorial

•	Parking

•	Security

•	Engineering

•	Lighting

•	Mechanical

•	Facility Services

      The Company also provided elevator services until August 15, 2003, on which date substantially all of the operating assets of Amtech Elevator Services, Inc., a wholly-owned subsidiary of ABM (“Amtech Elevator”), were sold to Otis Elevator Company, a wholly-owned subsidiary of United Technologies Corporation (“Otis Elevator”). See “Discontinued Operation” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      The business activities of the Company by industry segment, as they existed at October 31, 2004, are more fully described below.

      • Janitorial. The Company performs janitorial services through a number of the Company’s subsidiaries, primarily operating under the names “ABM Janitorial Services,” “American Building Maintenance” and “ABM Lakeside Building Maintenance.” The Company provides a wide range of basic janitorial services for a variety of facilities, including commercial office buildings, industrial plants, financial institutions, retail stores, shopping centers, warehouses, airport terminals, health and educational facilities, stadiums and arenas, and government buildings. Services provided include floor cleaning and finishing, window washing, furniture polishing, carpet cleaning and dusting, as well as other building cleaning services. The Company’s Janitorial subsidiaries maintain 111 offices in 42 states, the District of Columbia and one Canadian province, and operate under thousands of individually negotiated building maintenance contracts, nearly all of which are obtained by competitive bidding. The Company’s Janitorial contracts are either fixed-price agreements or “cost-plus” (i.e., the customer agrees to reimburse the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage). Generally, profit margins on maintenance contracts tend to be inversely proportional to the size of the contract. In addition to services defined within the scope of the contract, the Company also generates sales from extra services, such as when the customer requires additional cleaning, with extra services frequently providing higher margins. The majority of Janitorial contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice and contain automatic renewal clauses.

      • Parking. The Company provides parking services through a number of subsidiaries, primarily operating under the names “Ampco System Parking,” “Ampco System Airport Parking” and “Ampco Express Airport Parking.” The Company’s Parking subsidiaries maintain 29 offices and operate in 29 states. The Company operates approximately 1,700 parking lots and garages, including, but not limited to, the following airports: Austin, Texas; Buffalo, New York; Denver, Colorado; Honolulu, Hawaii; Minneapolis/ St. Paul, Minnesota; Omaha, Nebraska; Orlando, Florida; San Francisco and San Jose, California. The Company also operates off-airport parking facilities in Philadelphia, Pennsylvania; Houston, Texas; Los Angeles and San Diego, California, and operates 18 parking shuttle bus services. Approximately 40% of the lots and garages are leased and 60% are operated through management contracts for third parties. The lease terms generally range from three to 20 years and provide for payment of a fixed amount of rent, plus a percentage of revenue. The leases usually contain provisions for renewal options and may be terminated by the customer for various reasons including development of the real estate. Leases which expire may continue on a month-to-month basis. Management contract terms are generally from one to three years and often can be cancelled without cause by the customer upon 30 days’ notice and may also contain renewal clauses. Management contracts generally provide that all expenses incurred are to be reimbursed including the amount of wages, payroll taxes, insurance charges and all other expenses and including a management fee for parking services provided. More than half of the Company’s parking revenues come from reimbursements of expenses for which the Company does not derive any profit. Therefore, the level of parking revenues is not directly indicative of profitability.

      • Security. The Company provides security services through a number of subsidiaries, primarily operating under the names “American Commercial Security Services,” “ACSS,” “ABM Security Services,” “SSA Security, Inc.” (dba, “Security Services of America”), “Silverhawk Security Specialists” and “Elite Protection Services.” The Company provides security officers; investigative services; electronic monitoring of fire, life safety systems and access control devices; and security consulting services to a wide range of businesses. The Company’s Security subsidiaries maintain 54 offices and operate in 33 states and the District of Columbia. The sales under the majority of Security contracts are based on actual hours of service at contractually specified rates. Additionally, the majority of Security contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice and contain automatic renewal clauses.

      • Engineering. The Company provides engineering services through a number of subsidiaries, primarily operating under the name “ABM Engineering Services.” The Company provides facilities with on-site engineers to operate and maintain mechanical, electrical and plumbing systems utilizing in part computerized maintenance management systems. These services are designed to maintain equipment at optimal efficiency for customers such as high-rise office buildings, schools, computer centers, shopping malls, manufacturing facilities, museums and universities. The Company’s Engineering subsidiaries maintain 14 branches and operate in 28 states. The majority of Engineering contracts contain clauses under which the customer agrees to reimburse the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage. Additionally, the majority of Engineering contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice. ABM Engineering Services Company, a wholly-owned subsidiary, has maintained ISO 9000 Certification for the past six years, the only national engineering services provider of on-site operating engineers to earn this prestigious designation. ISO is a quality standard comprised of a rigorous set of guidelines and good business practices against which companies are evaluated through a comprehensive independent audit process.

      • Lighting. The Company provides lighting services through a number of subsidiaries, primarily operating under the name “Amtech Lighting Services.” The Company provides relamping, fixture cleaning, energy retrofits and lighting maintenance service to a variety of commercial, industrial and retail facilities. The Company’s Lighting subsidiaries also repair and maintain electrical outdoor signage, and provide electrical service and repairs. The Company’s Lighting subsidiaries maintain 27 offices and operate in 50 states. Lighting contracts are either fixed-price agreements or time and materials based where the customer is billed according to actual hours of service and materials used at specified prices. Contracts range from one to six years, but the majority are subject to termination by either party after 30 to 90 days’ written notice. Most maintenance agreements involving initial services, such as relamping and fixture cleaning, include cancellation clauses.

      • Mechanical. The Company provides mechanical services through a number of subsidiaries, primarily operating under the names “CommAir Mechanical Services” and “CommAir Preferred Mechanical Services.” The Company installs, maintains and repairs heating, ventilation, and air conditioning and refrigeration equipment, performs chemical water treatment and provides energy conservation services for commercial, industrial and institutional facilities. The Company’s Mechanical subsidiaries maintain seven offices in California and Arizona. Mechanical contracts are either fixed-price agreements or time and materials based where the customer is billed according to actual hours of service and materials used at contractually specified prices. The majority of such contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice. Contracts for projects, however, typically cannot be cancelled.

      • Facility Services. The Company provides facility services through a number of subsidiaries, primarily operating under the name “ABM Facility Services.” The Company provides customers with streamlined, centralized control and coordination of multiple facility service needs. This process is consistent with the greater competitive demands on corporate organizations to become more efficient in the business market today. By leveraging the core competencies of the Company’s other service offerings, the Company attempts to reduce overhead (such as redundant personnel) for its customers by providing multiple services under a single contract, with one contact and one invoice. Its National Service Call Center provides centralized dispatching, emergency services, accounting and related reports to financial institutions, high-tech companies and other customers regardless of industry or size. Facility Services is headquartered in Oakland, California, where it also maintains its National Service Call Center, but operates nationally utilizing the ABM Engineering platform in many states.

      Additional information relating to the Company’s industry segments appears in Note 18 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

Trademarks

      The Company believes that it owns or is licensed to use all corporate names, tradenames, trademarks, service marks, copyrights, patents and trade secrets which are material to the Company’s operations.

Competition

      The Company believes that each aspect of its business is highly competitive, and that such competition is based primarily on price and quality of service. The Company provides nearly all its services under contracts originally obtained through competitive bidding. The low cost of entry to the facility services business has led to strongly competitive markets made up of large numbers of mostly regional and local owner-operated companies, located in major cities throughout the United States and in British Columbia, Canada (with particularly intense competition in the janitorial business in the Southeast and South Central regions of the United States). The Company also competes with the operating divisions of a few large, diversified facility services and manufacturing companies on a national basis. Indirectly, the Company competes with building owners and tenants that can perform internally one or more of the services provided by the Company. These building owners and tenants might have a competitive advantage when the Company’s services are subject to sales tax and internal operations are not. Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could inhibit the Company’s success in bidding for profitable business and its ability to increase prices even as costs rise, thereby reducing margins.

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

      The Company has a broad customer base, including, but not limited to, commercial office buildings, industrial plants, financial institutions, retail stores, shopping centers, warehouses, airports, health and educational facilities, stadiums and arenas, government buildings, apartment complexes, and theme parks. No customer accounted for more than 5% of its revenues during the fiscal year ended October 31, 2004.

Employees

      The Company employs approximately 70,000 persons, of whom the vast majority are service employees who perform janitorial, parking, engineering, security, lighting and mechanical services. Approximately 29,000 of these employees are covered under collective bargaining agreements at the local level. There are about 3,900 employees with executive, managerial, supervisory, administrative, professional, sales, marketing or clerical responsibilities, or other office assignments.

Environmental Matters

      The Company’s operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of the Company’s operations, although historically they have not had a material adverse effect on the Company’s financial position, results of operations or cash flows.

Executive Officers of the Registrant

      The executive officers of ABM are as follows:

		Principal Occupations and Business Experience
Name	Age	During Past Five Years

Henrik C. Slipsager	50	President & Chief Executive Officer and a Director of ABM since November 2000; Executive Vice President of ABM and President of ABM Janitorial Services from November 1999 through October 2000.
Jess E. Benton III	64	Executive Vice President of ABM since November 1999; Chief Operating Officer of ABM from November 2000 through March 2004.
James P. McClure	47	Executive Vice President of ABM since September 2002; President of ABM Janitorial Services since November 2000; Senior Vice President of ABM Janitorial Services from July 1997 through October 2000.
William T. Petty	55	Executive Vice President & Chief Operating Officer of ABM since April 2004; Executive Vice President of North American Lodging Operations of Marriott International from January 1999 through March 2004.
George B. Sundby	53	Executive Vice President since March 2004; Chief Financial Officer of ABM since June 2001; Senior Vice President of ABM from June 2001 through March 2004; Senior Vice President & Chief Financial Officer of Transamerica Finance Corporation from September 1999 through March 2001; Vice President of Financial Planning and Analysis of Transamerica Corporation from January 1995 through March 2001.
Linda S. Auwers	57	Senior Vice President, General Counsel & Secretary of ABM since May 2003; Vice President, Deputy General Counsel & Secretary of Compaq Computer Corporation from May 2001 through May 2002; Vice President, Secretary & Associate General Counsel of Compaq Computer Corporation from September 1999 to April 2001.
Gary R. Wallace	55	Senior Vice President of ABM, Director of Business Development & Chief Marketing Officer since November 2000; Senior Vice President of ABM Janitorial Services from September 1995 through October 2000.
Steven M. Zaccagnini	43	Senior Vice President of ABM and President of CommAir Mechanical Services since September 2002; President of ABM Facility Services since April 2002; Senior Vice President of Jones Lang LaSalle from April 1995 through February 2002.
Maria De Martini	45	Vice President, Controller & Chief Accounting Officer of ABM since July 2001; Controller of Vectiv Corporation from March 2001 through June 2001; Assistant Controller of Transamerica Finance Corporation from December 1999 through March 2001.
David L. Farwell	43	Vice President & Treasurer of ABM since August 2002; Treasurer of JDS Uniphase Corporation from December 1999 through April 2002.

ITEM 2.	PROPERTIES

      The Company has corporate, subsidiary, regional, branch or district offices in over 250 locations throughout the United States and in British Columbia, Canada. Fourteen of these facilities are owned by the Company. At October 31, 2004, the real estate owned by the Company had an aggregate net book value of $3.3 million and was located in: Phoenix, Arizona; Fresno, California; Jacksonville and Tampa, Florida; Portland, Oregon; Arlington, Houston and San Antonio, Texas; and Kennewick, Seattle, Spokane and Tacoma, Washington.

      Rental payments under long and short-term lease agreements amounted to $96.9 million for the fiscal year ended October 31, 2004. Of this amount, $63.7 million in rental expense was attributable to public parking lots and garages leased and operated by Parking. The remaining expense was for the rental or lease of office space, computers, operating equipment and motor vehicles.

ITEM 3.	LEGAL PROCEEDINGS

      In September 1999, a former employee filed a gender discrimination lawsuit against ABM in the state of Washington. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court, in the case named Forbes v. ABM, awarded $4.0 million in damages. The court later awarded costs of $0.7 million to the plaintiff, pre-judgment interest in the amount of $0.3 million and an additional $0.8 million to mitigate the federal tax impact of the plaintiff’s award. The U.S. Supreme Court is currently deciding whether courts are permitted to award any amounts for mitigation for federal tax consequences in wrongful termination cases. ABM is appealing the jury’s verdict and the award of costs to the State Court of Appeals on the grounds that it was denied a fair trial and that Forbes failed to prove that ABM engaged in discrimination or retaliation. ABM has stayed enforcement of the judgment by procuring a $7.0 million letter of credit. ABM believes that the award against ABM was excessive and that the verdict was inconsistent with the law and the evidence. Because ABM believes that the judgment will be reversed upon appeal and that it will prevail in a new trial, ABM has not recorded any liability in its financial statements associated with the judgment. However, there can be no assurance that ABM will prevail in this matter. Oral arguments are scheduled for February 17, 2005.

      ABM and some of its subsidiaries have been named defendants in certain other litigation arising in the ordinary course of business. In the opinion of management, based on advice of legal counsel, such matters should have no material effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

      ABM’s common stock is listed on the New York Stock Exchange. The following table sets forth the high and low intra-day prices of ABM’s common stock on the New York Stock Exchange and quarterly cash dividends declared on common shares for the periods indicated:

	Fiscal Quarter

	First	Second	Third	Fourth	Year

Fiscal Year 2004
Price range of common stock:
High	$18.83	$18.85	$19.63	$21.01	$21.01
Low	$15.10	$16.85	$17.53	$16.77	$15.10
Dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.40

Fiscal Year 2003
Price range of common stock:
High	$16.36	$16.34	$16.73	$16.57	$16.73
Low	$13.50	$12.50	$13.25	$13.94	$12.50
Dividends declared per share	$0.095	$0.095	$0.095	$0.095	$0.38

      To the Company’s knowledge, there are no current factors that are likely to materially limit the Company’s ability to pay comparable dividends for the foreseeable future.

Stockholders

      At December 31, 2004, there were 4,008 registered holders of ABM’s common stock, in addition to stockholders in street name.

Issuer Purchase of Equity Securities

				(c) Number of	(d) Maximum Number
				Shares (or Units)	(or Approximate Dollar
	(a) Total			Purchased as Part	Value) of Shares (or
	Number of Shares		(b) Average	of Publicly	Units) That May Yet
	(or Units)		Price Paid per	Announced Plans or	be Purchased Under the
Period	Purchased		Share (or Unit)	Programs	Plans or Programs(1)

8/1/2004-8/31/2004	—		—	—	1,500,000 shares

9/1/2004-9/30/2004	180 shares	(2)	$20.41	—	1,500,000 shares

10/1/2004-10/31/2004	16,503 shares	(2)	$20.79	—	1,500,000 shares

Total	16,683 shares		$20.79	—	1,500,000 shares

(1)	On December 9, 2003, ABM’s Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s outstanding common stock at any time through December 31, 2004. The Company did not purchase any shares of ABM’s common stock in the fourth quarter of fiscal 2004 and 1.5 million shares remained available for purchase at October 31, 2004 under this authorization.

(2)	Participants in the Company’s “Time-Vested” Incentive Stock Option Plan (the “Plan”) may exercise stock options by surrendering shares of ABM’s common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plan are repurchased by the Company pursuant to the terms of the Plan and applicable award agreement and not pursuant to publicly announced share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

      The following selected financial data is derived from the Company’s consolidated financial statements for each of the years in the five-year period ended October 31, 2004. It should be read in conjunction with the consolidated financial statements and the notes thereto, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), which are included elsewhere in this report.

	Years Ended October 31,

	2004	2003	2002	2001	2000

		As Restated	As Restated	As Restated	As Restated

	(In thousands, except per share data and ratios)
OPERATIONS(1)(2)
Revenues
Sales and other income	$2,416,223	$2,262,476	$2,068,058	$2,027,800	$1,879,450
Gain on insurance claim	—	—	10,025	—	—

	2,416,223	2,262,476	2,078,083	2,027,800	1,879,450

Expenses
Operating expenses and cost of goods sold	2,187,659	2,035,982	1,858,356	1,823,764	1,667,513
Selling, general and administrative	176,667	170,125	156,257	144,566	132,952
Interest	1,016	758	1,052	2,600	3,319
Goodwill amortization(3)	—	—	—	12,065	11,006
Intangible amortization	4,519	2,044	1,085	361	61

	2,369,861	2,208,909	2,016,750	1,983,356	1,814,851

Income from continuing operations before income taxes	46,362	53,567	61,333	44,444	64,599
Income taxes	15,889	17,943	19,649	16,757	25,325

Income from continuing operations	30,473	35,624	41,684	27,687	39,274
Income from discontinued operation, net of income taxes	—	2,560	2,670	2,958	4,228
Gain on sale of discontinued operation, net of income taxes	—	52,736	—	—	—

Net income	$30,473	$90,920	$44,354	$30,645	$43,502

Net income per common share — Basic
Income from continuing operations	$0.63	$0.73	$0.85	$0.57	$0.86
Income from discontinued operation	—	0.05	0.05	0.06	0.09
Gain on sale of discontinued operation	—	1.07	—	—	—

	$0.63	$1.85	$0.90	$0.63	$0.95

Net income per common share — Diluted
Income from continuing operations	$0.61	$0.71	$0.82	$0.54	$0.82
Income from discontinued operation	—	0.05	0.05	0.06	0.09
Gain on sale of discontinued operation	—	1.06	—	—	—

	$0.61	$1.82	$0.87	$0.60	$0.91

Average common and common equivalent shares
Basic	48,641	49,065	49,116	47,598	45,102
Diluted	50,064	50,004	51,015	50,020	47,418

	Years Ended October 31,

	2004	2003	2002	2001	2000

		As Restated	As Restated	As Restated	As Restated

	(In thousands, except per share data and ratios)
FINANCIAL STATISTICS
Dividends paid per common share	$0.40	$0.38	$0.36	$0.33	$0.31
Stockholders’ equity(2)	$442,161	$430,022	$372,194	$349,075	$306,388
Common shares outstanding	48,707	48,367	48,997	48,778	45,998
Stockholders’ equity per common share(2)(4)	$9.08	$8.89	$7.60	$7.16	$6.66
Working capital(2)	$231,660	$242,439	$212,570	$229,542	$224,199
Net operating cash flows from continuing operations	$64,197	$53,720	$100,020	$66,069	$19,242
Current ratio(2)	1.91	1.94	1.94	1.97	2.05
Long-term debt (less current portion)	$—	$—	$—	$942	$36,811
Redeemable cumulative preferred stock	$—	$—	$—	$—	$6,400
Total assets(2)	$842,524	$804,306	$712,550	$690,708	$648,091
Assets held for sale	$—	$—	$32,136	$41,362	$37,283
Trade accounts receivable — net(2)	$321,449	$286,606	$295,334	$336,512	$325,799
Goodwill(2)(3)	$227,447	$188,809	$164,009	$109,292	$105,308
Other intangibles — net(2)	$22,290	$15,849	$4,059	$4,527	$690
Property, plant and equipment — net(2)	$31,354	$31,988	$35,846	$42,425	$40,149
Capital expenditures	$11,497	$11,621	$7,345	$16,667	$18,327
Depreciation(2)	$13,148	$13,819	$13,870	$13,462	$11,949

(1)	The World Trade Center (“WTC”) represented the Company’s largest worksite; its destruction has directly and indirectly impacted subsequent Company results. See MD&A.

(2)	The prior period selected financial data presented in the table above have been restated for various correcting adjustments. These adjustments are discussed in more detail below.

Correction of insurance reserve methodology. In the fourth quarter of 2004, the Company corrected its methodology for insurance reserves to comply with generally accepted accounting principles and restated its financial statements for each of the fiscal years in the four-year period ended October 31, 2003. The correction brought the Company’s self-insurance reserves to the actuarial point estimate of claim costs and liabilities resulting in a cumulative increase in the Company’s self-insurance reserves of $22.3 million at October 31, 2003, of which $7.6 million is the impact on the four-year period ended October 31, 2003.

Late adoption of an accounting pronouncement. The restated financial statements also reflect the correction of the fair value calculation for other intangibles, primarily customer relationship intangibles, under Emerging Issues Task Force (“EITF”) Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” EITF Issue No. 02-17 was effective for business combinations consummated after October 25, 2002, but the Company did not originally report the effect it had on the three business combinations completed in 2003 until the second quarter of 2004. The correction increased intangibles other than goodwill by $13.1 million for acquisitions completed in 2003 with an equal offsetting reduction to goodwill.

Other adjustments. As a result of its decision to restate, the Company further determined to make three additional corrections to its financial statements, which affect the years ended October 31, 2003 and 2002. The first was to record in the proper period vacation and sick leave accruals in the Northeast region of Janitorial resulting in an increase in operating expenses and cost of goods sold of $1.2 million in 2002, with an equal and offsetting decrease in 2003. The second was a $1.3 million increase in bad debt expense resulting from the write-off of the unpaid balance of a major WTC account settled in 2002 that is not specifically covered by the outstanding insurance claim. The Company continues to pursue insurance claims for accounts receivable not collected due to the loss of Company documentation and additional property lost in the terrorist attacks of September 11, 2001. The third was a $2.0 million ($1.2 million after-tax) increase in the gain on sale of the Elevator segment resulting from the reversal of the write-off of an allocated portion of the capitalized costs associated with the prior implementation of the Company’s enterprise-wide financial system because the Company has continued to use the entire system. See Note 13 of Notes to Consolidated Financial statements contained in Item 8, “Financial Statements and Supplementary Data.” The cost is being amortized over the remainder of the original life of the system with the adjustment impacting income from continuing operations for the fourth quarter of 2003 and thereafter.

The effects of the restatement for the correction of these errors are shown below.

	Net Income Restatement Adjustments

						Cumulative
						Adjustment
	Total	Year Ended	Year Ended	Year Ended	Year Ended	as of
	Restatement	October 31,	October 31,	October 31,	October 31,	November 1,
	Adjustment	2003	2002	2001	2000	1999

	(In thousands)
Insurance	$(22,337)	$(1,451)	$(1,176)	$(3,683)	$(1,263)	$(14,764)
Intangible amortization	(899)	(899)	—	—	—	—
Vacation and sick leave	—	1,200	(1,200)	—	—	—
Bad debt expense	(1,300)	—	(1,300)	—	—	—
Depreciation	(135)	(135)	—	—	—	—

Net decrease in income from continuing operations before income taxes	(24,671)	(1,285)	(3,676)	(3,683)	(1,263)	(14,764)
Income taxes	(9,421)	(511)	(1,302)	(1,502)	(422)	(5,684)

Net decrease in income from continuing operations	(15,250)	(774)	(2,374)	(2,181)	(841)	(9,080)
Net increase in gain on sale of Elevator, net of income taxes	1,236	1,236	—	—	—	—

Net (decrease) increase in net income	$(14,014)	$462	$(2,374)	$(2,181)	$(841)	$(9,080)

The effects of the restatement adjustments on the balance sheets at October 31, 2003, 2002, 2001 and 2000 are shown below.

	Balance Sheet Restatement Adjustments

	October 31,	October 31,	October 31,	October 31,
	2003	2002	2001	2000

	(In thousands)
ASSETS
Trade accounts receivable — net	$(1,300)	$(1,300)	$—	$—
Goodwill	(13,057)	—	—	—
Other intangibles	12,158	—	—	—
Property, plant and equipment — net	1,865	—	—	—
Deferred income taxes	8,657	8,910	7,608	6,106

Total assets adjustment	$8,323	$7,610	$7,608	$6,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and other accrued liabilities	$—	$1,200	$—	$—
Insurance claims	22,337	20,886	19,710	16,027
Retained earnings	(14,014)	(14,476)	(12,102)	(9,921)

Total liabilities and stockholders’ equity adjustment	$8,323	$7,610	$7,608	$6,106

(See Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” and “Restatement Due to Correction of Errors” in MD&A for a more detailed explanation of the adjustments.)

(3)	In 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized, but is subject to at least an annual assessment for impairment.

(4)	Stockholders’ equity per common share is calculated by dividing stockholders’ equity at the end of the fiscal year by the number of shares of common stock outstanding at that date. This calculation may not be comparable to similarly titled measures reported by other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained in Item 8, “Financial Statements and Supplementary Data.” All information in the discussion and references to the years are based on the Company’s fiscal year that ends on October 31. Prior periods have been restated for correction of errors. (See Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” and the section below entitled “Restatement Due to Correction of Errors.”)

Overview

      The Company provides janitorial, parking, security, engineering, lighting and mechanical services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada. The Company also provided elevator services until August 15, 2003, when it sold substantially all of the operating assets of its Elevator segment (see “Discontinued Operation”). The largest segment of the Company’s business is Janitorial which generated over 59% of the Company’s sales and other income from continuing operations (hereinafter called “sales”) and over 63% of its operating profit before corporate expenses for 2004.

      The Company’s sales are substantially based on the performance of labor-intensive services at contractually specified prices. Janitorial and other maintenance service contracts are either fixed-price or “cost-plus” (i.e., the customer agrees to reimburse the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage). In addition to services defined within the scope of the contract, the Company also generates sales from extra services, such as when the customer requires additional cleaning or emergency repair services, with extra services frequently providing higher margins. The quarterly profitability of fixed-price contracts is impacted by the variability of the number of work days in the quarter.

      The majority of the Company’s contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice. Upon renewal of the contract, the Company may renegotiate the price although competitive pressures and customers’ price-sensitivity could inhibit the Company’s ability to pass on cost increases. Such cost increases include, but are not limited to, wage, benefit, payroll tax (including unemployment insurance tax), workers’ compensation and general liability insurance increases. However, for some renewals the Company is able to restructure the scope and terms of the contract such that the costs are reduced thereby keeping the price competitive.

      Sales have historically been the major source of cash for the Company, while payroll expenses, which are substantially related to sales, have been the largest use of cash. Hence operating cash flows significantly depend on the sales level and timing of collections, as well as the quality of the customer accounts receivable. The timing and level of the payments to suppliers and other vendors, as well as the magnitude of self-insured claims, also affect operating cash flows. The Company’s management views operating cash flows as a good indicator of financial strength. Strong operating cash flows provide opportunities for growth both internally and through acquisitions.

      The Company’s most recent acquisitions significantly contributed to the growth in sales and operating profit in 2004 from 2003. The Company also experienced internal growth in sales in 2004, but it was partially offset by the reduction in project sales at Lighting and terminations of some unprofitable contracts, as well as the loss of profitable contracts to competition. Internal growth in sales represents not only sales from new customers, but also expanded services or increases in the scope of work for existing customers. Sales in the Company’s Lighting and Mechanical businesses are primarily related to the level of capital investments by customers. To mitigate the adverse effect on operating profit of low levels of capital investment by customers, in 2004 the Company successfully lowered its overhead expenses in Lighting and Mechanical. In the long run, achieving the desired levels of sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately-owned companies that typically have the lower cost advantage.

      In the short-term, management is focused on actively managing its business, converting bids into sales and integrating its most recent acquisitions. In the long-term, management is focused on implementing its strategic plan to grow the business through a combination of internal growth and selective acquisitions in the Company’s core disciplines.

Liquidity and Capital Resources

	October 31,

	2004	2003	Change

	(In thousands)
Cash and cash equivalents	$63,369	$110,947	$(47,578)
	As Restated
Working capital	$231,660	$242,439	$(10,779)

	Years Ended October 31,			Years Ended October 31,

	2004	2003	Change	2003	2002	Change

	(In thousands)
Cash provided by operating activities from continuing operations	$64,197	$53,720	$10,477	$53,720	$100,020	$(46,300)
Cash (used in) provided by investing activities	$(60,753)	$66,054	$(126,807)	$66,054	$(59,318)	$125,372
Cash used in financing activities	$(20,515)	$(34,665)	$14,150	$(34,665)	$(35,226)	$561

      Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of October 31, 2004 and 2003, the Company’s cash and cash equivalents totaled $63.4 million and $110.9 million, respectively. The relatively high cash balance at October 31, 2003 was primarily due to the $112.4 million of cash proceeds received from the Elevator divestiture during 2003. The decline in 2004 reflects the payment of $30.5 million estimated income taxes associated with this divestiture (see “Discontinued Operation”), $44.2 million initial cash payments made for the purchases of the operations of Security Services of America (“SSA”), acquired on March 15, 2004, and Initial Contract Services, Inc. (“Initial”), acquired on April 2, 2004 and the $11.1 million cash payments for the purchases of 0.6 million of ABM’s common stock, offset in part by cash from operations.

      Working Capital. Working capital decreased by $10.8 million to $231.7 million at October 31, 2004 from $242.4 million at October 31, 2003 primarily due to the initial cash payments made for the purchase of SSA and Initial, offset in part by cash from operations. The largest component of working capital consists of trade accounts receivable, which totaled $321.4 million at October 31, 2004, compared to $286.6 million at October 31, 2003. These amounts were net of allowances for doubtful accounts of $8.4 million and $6.1 million at October 31, 2004 and 2003, respectively. The increase in trade accounts receivable balance as of the end of 2004 compared to the end of 2003 was due to higher sales and slower payments by some large customers in 2004. As of October 31, 2004, accounts receivable that were over 90 days past due had decreased $7.4 million to $19.2 million (5.8% of the total outstanding) from $26.6 million (9.1% of the total outstanding) at October 31, 2003.

      Cash Flows from Operating Activities. During 2004, 2003 and 2002, operating activities from continuing operations generated net cash of $64.2 million, $53.7 million, and $100.0 million, respectively. Operating cash from continuing operations increased in 2004 from 2003 primarily due to the delay in 2004 year-end payments to vendors and suppliers as the year-end fell on a weekend, partially offset by slower payments by some large customers. In 2002, cash from continuing operations was higher than in 2003 primarily due to greater collection of outstanding accounts receivable during 2002. In addition, in 2002 two partial settlements totaling $13.3 million related to the WTC insurance claim were received.

      Cash Flows from Investing Activities. Net cash used in investing activities in 2004 was $60.8 million, compared to net cash provided by investing activities in 2003 of $66.1 million and net cash used in investing activities in 2002 of $59.3 million. Investing activities in 2003 generated net cash of $66.1 million primarily due to the $112.4 million of cash proceeds received from the Elevator divestiture during 2003 (see “Discontinued Operation”). Additionally, in comparison with the $54.2 million in 2004, cash used for the purchase of businesses was lower in 2003 at $40.6 million. Of the $54.2 million used for the purchase of businesses in 2004, $44.2 million was used for the purchase of the operations of SSA and Initial, while of the $40.6 million used in 2003, $29.2 million was used for the purchase of operations of Horizon National Commercial Services, LLC (“Horizon”), Valet Parking Services (“Valet”) and HGO Janitorial Services (“HGO”). Cash used for the purchase of businesses in 2002 was $52.4 million, of which $36.9 million was used for the initial payment for the purchase of the operations of Lakeside Building Maintenance, Inc. and an affiliated company (collectively, “Lakeside”) in July 2002.

      Cash Flows from Financing Activities. Net cash used in financing activities was $20.5 million in 2004, $34.7 million in 2003 and $35.2 million in 2002. The Company purchased 0.6 million shares of ABM’s common stock at a cost of $11.1 million in 2004, compared to 2.0 million shares at $30.4 million in 2003 and 1.4 million shares at $23.6 million in 2002. The lower common stock purchases in 2004 compared to 2003 was partially offset by the lower cash generated from the issuance of ABM’s common stock in 2004 compared to 2003 as the employee stock purchase plan terminated upon issue of all the available shares in November 2003. A new employee stock purchase plan was approved by the stockholders in March 2004 and the first offering period began on August 1, 2004. (See Note 9 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”) The decrease in net cash used in financing activities in 2003 from 2002 was primarily due to no debt repayments in 2003 compared to $11.8 million in 2002, offset by greater common stock purchases and lower common stock issuance in 2003.

      Line of Credit. In April 2003, the Company increased the amount of its syndicated line of credit to $250.0 million. This line of credit will expire July 1, 2005. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of 0.00% to 0.25% or, for overnight to one week, at the Interbank Offered Rate (“IBOR”) plus a spread of 0.875% to 1.50%. The spreads for LIBOR, prime and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of 0.175%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of October 31, 2004 and 2003, the total outstanding amounts under this facility were $96.5 million and $69.0 million, respectively, in the form of standby letters of credit. The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of October 31, 2004.

Cash Requirements

      The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment. As of October 31, 2004, future contractual payments were as follows:

	Payments Due by Period

		Less Than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

	(In thousands)
Operating leases	$209,226	$48,363	$67,735	$43,678	$49,450

      Additionally, the Company has the following commercial commitments and other long-term liabilities:

	Amounts of Commitment Expiration per Period

		Less Than	1-3	4-5	After 5
Commercial Commitments	Total	1 Year	Years	Years	Years

	(In thousands)
Standby letters of credit	$96,503	$96,503	—	—	—
Financial responsibility bonds	4,211	4,211	—	—	—

Total	$100,714	$100,714	—	—	—

	Payments Due by Period

		Less Than	1-3	4-5	After 5
Other Long-Term Liabilities	Total	1 Year	Years	Years	Years

	(In thousands)
Retirement plans	$43,089	$2,114	$5,432	$5,278	$30,265

      Not included in the retirement plans in the table above are union-sponsored collectively bargained multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions for these plans were $34.9 million, $29.2 million and $26.7 million in 2004, 2003 and 2002, respectively.

      The Company self-insures certain insurable risks such as general liability, automobile property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million (inclusive of legal fees) to $1.0 million (exclusive of legal fees). Effective April 14, 2003, the deductible for California workers’ compensation insurance increased to $2.0 million per occurrence due to general insurance market conditions. While the higher self-insured retention increases the Company’s risk associated with workers’ compensation liabilities, during the history of the Company’s self-insurance program, few claims have exceeded $1.0 million. The Company annually retains an outside actuary to provide an actuarial estimate of its insurance claims. The 2004 actuarial review completed in November 2004 indicated that there were adverse developments in the Company’s insurance reserves primarily related to workers’ compensation claims in the State of California during the four-year period ended October 31, 2003, for which the Company recorded a charge of $17.2 million in the fourth quarter of 2004. The Company believes a substantial portion of the $17.2 million is related to poor claims management by a third party administrator and is taking action to mitigate the impact. The Company is in the process of transferring the administration of its workers’ compensation claims from that third party administrator to another administrator which has been more successfully handling the Company’s claims reported since November 1, 2003.

      Additionally, in the fourth quarter of 2004, the Company corrected its methodology for estimating self-insurance reserves to comply with generally accepted accounting principles and restated the prior period financial statements presented in this Annual Report on Form 10-K. The correction brought the Company’s self-insurance reserves to the actuarial point estimate of claim costs and liabilities resulting in a cumulative increase in the Company’s self-insurance reserves of $22.3 million at October 31, 2003, of which $1.5 million and $1.2 million decreased consolidated pre-tax income in 2003 and 2002, respectively. (See Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” and the section below entitled “Restatement Due to Correction of Errors.”)

      The combined impact on the self-insurance reserves of correcting the Company’s reserving methodology and the adverse development recognized in 2004 totaled $41.6 million and consisted of the $22.3 million cumulative increase in reserves at October 31, 2003 and $19.3 million of insurance charges in 2004 included in Corporate, of which $17.2 million is attributable to the adverse development in insurance reserves.

      The self-insurance claims paid in 2004, 2003 and 2002 were $60.7 million, $58.9 million and $52.7 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances. The actuarial projection of payments on self-insurance claims to be made in fiscal 2005 is $66.3 million.

      The Company has no significant commitments for capital expenditures and believes that the current cash and cash equivalents, cash generated from operations and the expected renewal of its line of credit prior to July 2005 will be sufficient to meet the Company’s cash requirements for the long term.

Insurance Claims Related to the Destruction of the World Trade Center in New York City on September 11, 2001

      The Company had commercial insurance policies covering business interruption, property damage and other losses related to the WTC complex in New York, which was the Company’s largest single job-site with annual sales of approximately $75.0 million (3% of the Company’s consolidated sales for 2001). As of October 31, 2002, Zurich Insurance (“Zurich”) had paid two partial settlements totaling $13.3 million, of which $10.0 million was for business interruption and $3.3 million for property damage, which substantially settled the property portion of the claim. The Company realized a pre-tax gain of $10.0 million in 2002 on the proceeds received.

      In December 2001, Zurich filed a Declaratory Judgment Action in the Southern District of New York claiming the loss of the business profit falls under the policy’s contingent business interruption sub-limit of $10.0 million. On June 2, 2003, the court ruled on certain summary judgment motions in favor of Zurich. Subsequent to the June 2003 ruling, additional rulings by the court have limited the Company’s recourse under the policy to the amounts paid plus additional amounts related to physical property of the Company located on the WTC premises and certain accounts receivable from customers that could not be collected. Based on a review of the policy and consultation with legal counsel and other specialists, the Company continues to believe that its business interruption claim does not fall under the $10.0 million sub-limit on contingent business interruption and that the Company’s losses under its WTC contracts are eligible for additional business interruption coverage up to the policy maximum of $124.0 million. Therefore, the Company is appealing the court’s rulings. Oral arguments occurred in September 2004 and the Company is awaiting the outcome.

      Under EITF Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” the Company has not recognized future amounts it expects to recover from its business interruption insurance as income. Any gain from insurance proceeds is considered a contingent gain and, under SFAS No. 5, “Accounting for Contingencies,” can only be recognized as income in the period when any and all contingencies for that portion of the insurance claim have been resolved.

Environmental Matters

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

      The Company is currently involved in three environmental matters: one involving alleged potential soil contamination at a former Company facility in Arizona, one involving alleged potential soil and groundwater contamination at a Company facility in Florida, and one involving an alleged de minimis contribution to a landfill in Southern California. While it is difficult to predict the ultimate outcome of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows. As any liability related to these matters is neither probable nor estimable, no accruals have been made related to these matters.

Off-Balance Sheet Arrangements

      The Company is party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters. Primarily, these agreements are standard indemnification arrangements in its ordinary course of business. Pursuant to these arrangements, the Company may agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally its customers, in connection with any claims arising out of the services that the Company provides. The Company also incurs costs to defend lawsuits or settle claims related to these indemnification arrangements and in most cases these costs are paid from its insurance program. The term of these indemnification arrangements is generally perpetual. Although the Company attempts to place limits on this indemnification reasonably related to the size of the contract, the maximum obligation is not always explicitly stated and, as a result, the maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable.

      ABM’s certificate of incorporation and bylaws may require it to indemnify Company directors and officers against liabilities that may arise by reason of their status as such and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified. ABM has also entered into indemnification agreements with its directors to this effect. The overall amount of these obligations cannot be reasonably estimated, however, the Company believes that any loss under these obligations would not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company currently has directors’ and officers’ insurance.

Effect of Inflation

      The low rates of inflation experienced in recent years have had no material impact on the financial statements of the Company. The Company attempts to recover increased costs by increasing sales prices to the extent permitted by contracts and competition.

Acquisitions and Divestitures

      The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the three years ended October 31, 2004 are discussed in Note 12 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” and contributed approximately $393.6 million (16.3%) to 2004 sales.

      On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator, which represented the Company’s Elevator segment, to Otis Elevator. The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. The Company realized a gain on the sale of $52.7 million, net of $32.7 million of income taxes. See “Discontinued Operation.”

Restatement Due to Correction of Errors

      The prior period financial statements presented in this Annual Report on Form 10-K have been restated for various correcting adjustments. These adjustments are discussed in more detail below. (See Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”)

      Correction of insurance reserve methodology. On December 14, 2004, the Company concluded that the methodology it was using to estimate its self-insurance reserve in its financial statements for prior years was not in accordance with generally accepted accounting principles. For the first three quarters of 2004 and the prior fiscal years presented in this Annual Report on Form 10-K, the Company consistently accrued self-insurance reserves at the low end of a range between 85 percent and 115 percent of the actuarial point estimate of claim costs and liabilities. Pursuant to SFAS No. 5, “Accounting for Contingencies” and Financial Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss,” the minimum amount in a range may be used to accrue self-insurance reserves only if no amount within the range is a better estimate than any other amount. Because the actuarially calculated point estimate is considered a better estimate, the Company has now determined that it is, and was during these prior fiscal years, the correct liability to record.

      Accordingly, effective as of October 31, 2004, the Company brought its self-insurance reserves to the actuarial point estimate of claim costs and liabilities resulting in a cumulative increase in the Company’s self-insurance reserves of $22.3 million at October 31, 2003, of which $1.5 million and $1.2 million decreased consolidated pre-tax income in 2003 and 2002, respectively.

      Late adoption of an accounting pronouncement. The restated financial statements also reflect the correction of the fair value calculation for other intangibles, primarily customer relationship intangibles, under EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” EITF Issue No. 02-17 provides guidance regarding the use of certain assumptions, such as expectations of future contract renewals, in estimating the fair value of customer relationship intangible assets acquired in a business combination. EITF Issue No. 02-17 was effective for business combinations consummated after October 25, 2002, but the Company did not originally report the effect it had on the three business combinations completed in 2003 until the second quarter of 2004.

      Prior to adopting EITF Issue No. 02-17, the Company assigned little or no value to acquired customer contracts and related customer relationships because the contracts generally had one year terms with 30-day cancellation provisions. With the effectiveness of EITF Issue No. 02-17, assumptions regarding expectations of future contract renewals must now be incorporated in estimating the fair value of customer relationship intangible assets. As a result of the adoption of EITF 02-17, purchase accounting for acquisitions completed in 2003 was adjusted to reflect a $13.1 million increase in acquired intangibles other than goodwill and an offsetting reduction in goodwill of $13.1 million. The reclassified intangible assets have finite lives and must therefore be amortized.

      Based on the quantitative and qualitative analyses performed by the Company in the second quarter of 2004, the resulting catch-up amortization totaling $1.5 million for 2003 and the first quarter of 2004 did not warrant the restatement of those periods and, therefore, the adjustment was recorded in the second quarter of 2004. However, since the correction of the self-insurance reserves necessitated the restatement of prior periods, the Company decided also to restate its financial statements to reflect the impact of EITF 02-17.

      Other adjustments. As a result of its decision to restate, the Company further determined to make three additional corrections to its financial statements, which affect the years ended October 31, 2003 and 2002. The first was to record in the proper period vacation and sick leave accruals in the Northeast region of Janitorial resulting in an increase in operating expenses and cost of goods sold of $1.2 million in 2002, with an equal and offsetting decrease in 2003. The second was a $1.3 million increase in bad debt expense resulting from the write-off of the unpaid balance of a major WTC account settled in 2002 that is not specifically covered by the outstanding insurance claim. The Company continues to pursue insurance claims for accounts receivable not collected due to the loss of Company documentation and additional property lost in the terrorist attacks of September 11, 2001. The third was a $2.0 million ($1.2 million after-tax) increase in the gain on sale of the Elevator segment resulting from the reversal of the write-off of an allocated portion of the capitalized costs associated with the prior implementation of the Company’s enterprise-wide financial system because the Company has continued to use the entire system. See Note 13 of Notes to Consolidated Financial statements contained in Item 8, “Financial Statements and Supplementary Data.” The cost is being amortized over the remainder of the original life of the system with the adjustment impacting income from continuing operations for the fourth quarter of 2003 and thereafter.

      The effects of the restatement for the correction of these errors are shown below.

	Cumulative			Cumulative
	Adjustment			Adjustment
	as of	Year Ended	Year Ended	as of
	November 1,	October 31,	October 31,	November 1,
	2001	2002	2003	2003

	(In thousands)
Insurance	$(19,710)	$(1,176)	$(1,451)	$(22,337)
Intangible amortization	—	—	(899)	(899)
Vacation and sick leave	—	(1,200)	1,200	—
Bad debt expense	—	(1,300)	—	(1,300)
Depreciation	—	—	(135)	(135)

Net decrease in income from continuing operations before income taxes	(19,710)	(3,676)	(1,285)	(24,671)
Income taxes	(7,608)	(1,302)	(511)	(9,421)

Net decrease in income from continuing operations	$(12,102)	$(2,374)	$(774)	$(15,250)
Net increase in gain on sale of Elevator, net of income taxes	—	—	1,236	1,236

Net (decrease) increase in net income	$(12,102)	$(2,374)	$462	$(14,014)

									Nine
	Fiscal 2003 Quarters				Year Ended	Fiscal 2004 Quarters			Months Ended
					October 31,				July 31,
	First	Second	Third	Fourth	2003	First	Second	Third	2004

	(In thousands)
Insurance	$(312)	$(255)	$(629)	$(255)	$(1,451)	$(624)	$(434)	$(608)	$(1,666)
Intangible amortization	—	(191)	(246)	(462)	(899)	(569)	1,468	—	899
Vacation and sick leave	1,200	—	—	—	1,200	—	—	—	—
Depreciation	—	—	—	(135)	(135)	(135)	(135)	(135)	(405)

Net increase (decrease) in income from continuing operations before income taxes	888	(446)	(875)	(852)	(1,285)	(1,328)	899	(743)	(1,172)
Income taxes	319	(170)	(334)	(326)	(511)	(507)	343	(497)	(661)

Net increase (decrease) in income from continuing operations	569	(276)	(541)	(526)	(774)	(821)	556	(246)	(511)
Net increase in gain on sale of Elevator, net of income taxes	—	—	—	1,236	1,236	—	—	—	—

Net increase (decrease) in net income	$569	$(276)	$(541)	$710	$462	$(821)	$556	$(246)	$(511)

     The effect of restatement adjustments on segment information is shown below. While virtually all insurance claims arise from the operating segments, the insurance restatement adjustments were included in unallocated corporate expenses. Had the Company allocated the insurance adjustment among the operating segments, the reported pre-tax operating profits of the operating segments, as a whole, would have been lower with an equal and offsetting change to unallocated Corporate expenses and therefore no change to consolidated pre-tax earnings for the periods presented.

			Restatement Adjustments
	As Reported	As Reported			As Restated	As Restated
	2003	2002	2003	2002	2003	2002

	(In thousands)
Operating profit:
Janitorial	$53,487	$54,337	$412	$(2,500)	$53,899	$51,837
Parking	6,349	6,948	(111)	—	6,238	6,948
Security	6,485	5,639	—	—	6,485	5,639
Engineering	9,925	10,033	—	—	9,925	10,033
Lighting	5,646	8,261	—	—	5,646	8,261
Other	1,337	(1,190)	—	—	1,337	(1,190)
Corporate expense	(27,619)	(27,992)	(1,586)	(1,176)	(29,205)	(29,168)

Operating profit	55,610	56,036	(1,285)	(3,676)	54,325	52,360
Gain on insurance claim		10,025	—	—	—	10,025
Interest expense	(758)	(1,052)	—	—	(758)	(1,052)

Income from continuing operations before income taxes	$54,852	$65,009	$(1,285)	$(3,676)	$53,567	$61,333

Results of Continuing Operations

COMPARISON OF 2004 TO 2003 — CONTINUING OPERATIONS

		% of		% of	Increase
	2004	Sales	2003	Sales	(Decrease)

	As Restated
	($ In thousands)
Revenues
Sales and other income	$2,416,223	100.0%	$2,262,476	100.0%	6.8%
Expenses
Operating expenses and cost of goods sold	2,187,659	90.5%	2,035,982	90.0%	7.4%
Selling, general and administrative	176,667	7.3%	170,125	7.5%	3.8%
Interest	1,016	0.0%	758	0.0%	34.0%
Intangible amortization	4,519	0.2%	2,044	0.1%	121.1%

	2,369,861	98.1%	2,208,909	97.6%	7.3%

Income from continuing operations before income taxes	46,362	1.9%	53,567	2.4%	(13.5)%
Income taxes	15,889	0.7%	17,943	0.8%	(11.4)%

Income from continuing operations	$30,473	1.3%	$35,624	1.6%	(14.5)%

See Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” and the section above entitled “Restatement Due to Correction of Errors.”

      Income From Continuing Operations. Income from continuing operations in 2004 decreased 14.5% to $30.5 million ($0.61 per diluted share) from $35.6 million ($0.71 per diluted share) in 2003. The decline was primarily due to the $17.2 million ($10.4 million after tax, $0.21 per diluted share) insurance charge resulting from adverse developments in the Company’s California workers’ compensation claims believed to be related to poor claims management by a third party administrator. However, all operating segments showed improvement in income from continuing operations except for Lighting. The acquisitions completed in 2003 and 2004, new business and one fewer work day in 2004 partially offset the impact of the insurance charge.

      Sales and Other Income. Sales and other income in 2004 of $2,416.2 million increased by $153.7 million, or 6.8%, from $2,262.5 million in 2003. Acquisitions completed in 2003 and 2004 contributed $131.9 million to the sales increase. Additionally, new business in Engineering, Janitorial and Security contributed to the higher sales in 2004. However, these increases were partially offset by decreased project sales in Lighting and termination of unprofitable contracts in Janitorial, Parking and Lighting.

      Operating Expenses and Cost of Goods Sold. As a percentage of sales, gross profit was 9.5% in 2004 compared to 10.0% in 2003. The $17.2 million insurance charge more than offset the higher margin contributions from acquisitions in 2003 and 2004 and from the new businesses in Engineering and Security, as well as the impact of one fewer workday in 2004, termination of unprofitable contracts in Janitorial, Parking and Lighting and renegotiated contracts at Parking. The loss of profitable contracts in the Janitorial Northeast and Southeast regions and higher state unemployment insurance expenses, especially in California, also contributed to reduced gross profits.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $176.7 million in 2004 compared to $170.1 million in 2003. The increase was primarily due to an increase of $7.7 million in selling, general and administrative expenses attributable to 2003 and 2004 acquisitions, higher professional fees related to compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), higher cost associated with the transitioning in of the new Chief Operating Officer, as well as a charge in 2004 for a lump sum payment to a director. These increases were partially offset by staff reductions in Lighting and Mechanical and lower bad debt expense mostly in Janitorial.

      Intangible Amortization. Intangible amortization was $4.5 million in 2004 compared to $2.0 million in 2003. The increase was due to the full year impact on 2004 of 2003 acquisitions and the amortization of intangibles related to the 2004 acquisitions of SSA and Initial.

      Interest Expense. Interest expense was $1.0 million in 2004 compared to $0.8 million in 2003. The increase was primarily due to higher loan commitment fees in the first quarter of 2004.

      Income Taxes. The effective tax rate for income from continuing operations was 34.3% for 2004, compared to 33.5% for 2003. The 34.3% effective tax rate reflects a higher estimated state income tax rate due to the combined income tax return filing requirements in certain states where separate income tax returns were previously filed. The income tax provision for continuing operations for 2004 included a tax benefit of $1.3 million principally attributable to adjusting the tax liability accounts after filing the 2003 income tax returns and from filing amended tax returns primarily to claim higher work opportunity tax credits. The income tax provision for continuing operations for 2003 included a tax benefit of $0.9 million principally from adjusting the tax liability accounts after filing the 2002 income tax returns and from refunds from prior years’ amended tax returns.

Segment Information

      Under SFAS No. 131 criteria, Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. The operating results of the former Elevator segment are reported separately under discontinued operation and are excluded from the table below, see “Discontinued Operation.” All other services are included in the “Other” segment. Corporate expenses are not allocated. Additionally, while virtually all insurance claims arise from the operating segments, the insurance restatement adjustments were included in unallocated corporate expenses. Had the Company allocated these insurance charges among the operating segments, the reported pre-tax operating profits of the operating segments, as a whole, would have been lower with an equal and offsetting change to unallocated Corporate expenses and therefore no change to consolidated pre-tax earnings for the periods presented.

			Better
	2004	2003	(Worse)

		As Restated
		($ In thousands)
Sales and other income:
Janitorial	$1,442,901	$1,368,282	5.5%
Parking	384,547	380,576	1.0%
Security	224,715	159,670	40.7%
Engineering	200,771	180,230	11.4%
Lighting	112,074	127,539	(12.1)%
Other	49,459	45,394	9.0%
Corporate	1,756	785	123.7%

	$2,416,223	$2,262,476	6.8%

Operating profit:
Janitorial	$60,574	$53,899	12.4%
Parking	9,514	6,238	52.5%
Security	9,002	6,485	38.8%
Engineering	11,976	9,925	20.7%
Lighting	2,822	5,646	(50.0)%
Other	1,486	1,337	11.1%
Corporate expense	(47,996)	(29,205)	(64.3)%

Operating profit	47,378	54,325	(12.8)%
Interest expense	(1,016)	(758)	(34.0)%

Income from continuing operations before income taxes	$46,362	$53,567	(13.5)%

See Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” and the section above entitled “Restatement Due to Correction of Errors.”

      Janitorial. Sales for Janitorial increased by $74.6 million, or 5.5%, from 2003 to 2004. The higher sales were primarily due to a $65.0 million increase in sales from the Horizon, HGO and Initial acquisitions completed in 2003 and 2004. Additionally, sales increased due to new business in the Southwest and Northern California regions, expansion of service to existing customers in the Midwest region, and price adjustments to pass through a portion of union wage, workers’ compensation insurance and state unemployment insurance increases in the Southwest and Midwest regions. These increases were substantially offset by decreased sales in the Northeast, Southeast and South Central regions primarily due to loss of profitable contracts to competition, as well as the termination of unprofitable contracts.

      Operating profit improved by $6.7 million, or 12.4%, in 2004 compared to 2003. The increases in operating profits of Horizon, HGO and Initial were $3.4 million. Additionally, Janitorial 2004 operating profit included a $2.5 million benefit from lower bad debt expense and $2.3 million from one fewer work day in 2004, partially offset by increase in union wage, workers’ compensation insurance and state unemployment insurance not fully absorbed through increased pricing.

      Other operating profit contributions from the Northeast, Northwest, Midwest and Northern California were more than offset by the impact of lost businesses in Southeast and South Central regions, and increased staffing and legal expenses in the Southwest region. The factors contributing to the operating profit improvement in the Northeast were the absence of costs associated with management changes which affected 2003, as well as termination of unprofitable contracts. The Northwest region operating profits improved primarily due to lower legal expenses. The 2004 operating profits in the Midwest and Northern California regions benefited from increased sales.

      Parking. Parking sales increased by $4.0 million, or 1.0%, while operating profits increased by $3.3 million, or 52.5%, during 2004 compared to 2003. The 2003 Valet acquisition contributed $7.7 million to the sales increase. Despite the impact of severe weather conditions in various parts of the country on travel and airport parking during the first six months of 2004, airport sales at each location generally improved with increases in airline travel. However, these improvements were more than offset by the termination of two airport contracts in 2003. The increase in operating profits resulted from the termination of unprofitable airport contracts in 2003, increased activity at remaining airport locations, improved margins on renegotiated contracts, as well as new airport and commercial contracts. Additionally, operating profit for 2004 included incentive fee income and property tax benefits from two airport operations. The operating profit for 2003 included the receipt of a $1.1 million settlement for prior period services performed related to a managed parking lot contract in Houston, Texas, largely offset by a provision of $1.0 million for parking sales taxes for prior years based on a sales tax audit.

      Security. Security sales increased $65.0 million, or 40.7%, primarily due to the SSA acquisition, which contributed $59.2 million to the sales increase, and the net effect of new business, including major contracts awarded in the third quarter of 2004. Operating profits increased $2.5 million, or 38.8%, primarily due to the $2.1 million profit contribution from SSA, operating profit from new business and slightly improved margins on existing business resulting from a rate increase program that absorbed wage increases and part of the state unemployment insurance increase, especially in California.

      Engineering. Sales for Engineering increased $20.5 million, or 11.4%, during 2004 compared to 2003 due to successful sales initiatives resulting in the expansion of services to existing customers and new business in eight of nine regions in the country, most significantly in Northern California. Operating profits increased $2.1 million or 20.7% during 2004 compared to 2003 due to higher sales, partially offset by the increased management staff and the higher state unemployment insurance expense in California.

      Lighting. Lighting sales decreased $15.5 million, or 12.1%, during 2004 compared to 2003 primarily due to significantly fewer retrofit projects, lower prices on renewed national contracts as a result of competitive pressures and the termination of certain underperforming national contracts throughout 2003. Operating profits decreased $2.8 million or 50.0% primarily due to decrease in sales, partially offset by savings from staff reductions.

      Other. Sales for the Other Segment increased by $4.1 million, or 9.0%, for 2004 compared to 2003, while operating profit increased $0.1 million, or 11.1%. Higher sales were solely attributable to the new major contract awarded to Facility Services as sales at Mechanical were flat. The increase in operating profit was primarily due to higher sales in Facility Services from new contracts along with staff reductions at both Mechanical and Facility Services, partially offset by lower margins at Mechanical primarily due to higher union benefits.

      Corporate. Corporate expenses for 2004 increased by $18.8 million, or 64.3%, compared to 2003, primarily due to the $17.2 million insurance charge in 2004 which resulted from adverse developments in the Company’s California workers’ compensation claims believed to be related to poor claims management by a third party administrator. (See Note 3 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”) While virtually all insurance claims arise from the operating segments, this adjustment is included in unallocated corporate expenses. Had the Company allocated the insurance restatement adjustment and 2004 adverse development among the operating segments, the reported pre-tax operating profits of the operating segments, as a whole, would have been reduced by $19.3 million and $1.5 million in 2004 and 2003, respectively, with an equal and offsetting change to unallocated Corporate expenses and therefore no change to consolidated pre-tax earnings for 2004 and 2003.

      Corporate expenses in 2004 also included increases in professional fees primarily related to Sarbanes-Oxley Act compliance and preparation of amended tax returns, higher cost associated with the transitioning in of the new Chief Operating Officer, and a charge in the fourth quarter of 2004 for the lump sum payment of $0.3 million to the non-employee Chairman of the Executive Committee of the Board of Directors of ABM. These increases were partially offset by the absence of fees related to the due diligence performed in 2003 for a proposed acquisition that was not completed and fees related to the use of outside counsel in 2003 while in the process of hiring a General Counsel. The new General Counsel was hired in May 2003.

COMPARISON OF 2003 TO 2002 — CONTINUING OPERATIONS

		% of		% of	Increase
	2003	Sales	2002	Sales	(Decrease)

	As Restated		As Restated

	($ In thousands)
Revenues
Sales and other income	$2,262,476	100.0%	$2,068,058	100.0%	9.4%
Gain on insurance claim	—		10,025		—

	2,262,476		2,078,083		8.9%

Expenses
Operating expenses and cost of goods sold	2,035,982	90.0%	1,858,356	89.9%	9.6%
Selling, general and administrative	170,125	7.5%	156,257	7.6%	8.9%
Interest	758	0.0%	1,052	0.1%	(27.9)%
Intangible amortization	2,044	0.1%	1,085	0.1%	88.4%

	2,208,909	97.6%	2,016,750	97.5%	9.5%

Income from continuing operations before income taxes	53,567	2.4%	61,333	3.0%	(12.7)%
Income taxes	17,943	0.8%	19,649	1.0%	(8.7)%

Income from continuing operations	$35,624	1.6%	$41,684	2.0%	(14.5)%

See Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” and the section above entitled “Restatement Due to Correction of Errors.”

      Income From Continuing Operations. Income from continuing operations in 2003 was $35.6 million ($0.71 per diluted share), a decrease of $6.1 million or 14.5% from $41.7 million ($0.82 per diluted share) in 2002. A number of items affected the comparability of the fiscal years. Fiscal 2002 results benefited from a $10.0 million pre-tax gain ($6.3 million after-tax, $0.12 per diluted share) from the receipt of two partial settlements totaling $13.3 million from the WTC insurance claim, and $2.0 million of income tax benefit ($0.04 per diluted share) from the adjustment of prior-year estimated tax liabilities, partially offset by $3.2 million of costs ($2.0 million after-tax, $0.04 per diluted share) associated with senior management changes. Fiscal 2003 results included $9.6 million ($6.0 million after-tax, $0.12 per diluted share) of higher operating profits contributed by acquisitions that did not significantly impact results until after July 31, 2002. However, the positive impact of the acquisitions on fiscal 2003 results was more than offset by declines in operating profits in 2003 from Janitorial, primarily in the Northeast and Northwest regions, as well as Lighting and Parking. (See “Segment Information.”)

      Sales. Sales in 2003 of $2,262.5 million increased by $194.4 million or 9.4% from $2,068.1 million in 2002. Acquisitions that did not significantly impact results until after July 31, 2002 contributed $182.0 million to the sales increase, primarily Lakeside, Horizon, Valet and HGO. The remainder of the increase was attributable to new business, partially offset by the impact of contract terminations and declines in sales due to increased vacancies and decreased project work and extra services as customers tightened their budgets.

      Operating Expenses and Cost of Goods Sold. As a percentage of sales, operating expenses and cost of goods sold were 90.0% for 2003, compared to 89.9% for 2002. Consequently, as a percentage of sales, the Company’s gross profit of 10.0% in 2003 was slightly lower than the gross profit of 10.1% in 2002. The decline was due primarily to lower margins on new business, delays in planned terminations of unprofitable contracts in the Northeast region of Janitorial, a decline in sales from higher margin business due to increased vacancies in commercial office buildings, and higher reimbursements for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit. Additionally, operating expenses for 2003 included higher insurance costs that could not be fully offset by price increases.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2003 were $170.1 million compared to $156.3 million for 2002. The $13.8 million increase included $12.6 million additional expenses contributed by acquisitions that did not impact results until after July 31, 2002, higher insurance costs, and annual salary increases. Additionally, corporate expenses in 2003 included higher directors and officers’ insurance costs and professional fees. However, 2002 also reflected a total of $7.0 million of charges including $3.2 million of costs associated with the elimination of the Chief Administrative Officer position, the early retirement of the former Corporate General Counsel, the replacement of the President of Facility Services, as well as $5.1 million higher bad debt provision in 2002 than in 2003. As a percentage of sales, selling, general and administrative expenses were 7.5% in 2003 and 2002.

      Intangible Amortization. Intangible amortization was $2.0 million for the year ended October 31, 2003 compared to $1.1 million for the year ended October 31, 2002. As a result of the adoption of EITF 02-17 in 2003, a larger portion of the cost of business acquired was allocated to amortizable intangibles with a corresponding reduction in the amount allocated to goodwill.

      Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was $0.8 million in 2003 compared to $1.1 million in 2002. The decrease was primarily due to lower borrowings and interest rates during 2003, compared to 2002.

      Income Taxes. The effective federal and state income tax rate for income from continuing operations was 33.5% for 2003, compared to 32.0% for 2002. The income tax provision for continuing operations for 2002 included a tax benefit of $2.0 million principally from tax liability adjustments made after the filing of the 2001 income tax returns, while 2003 included $0.7 million of tax benefit from the filing of the 2002 state and federal tax returns and $0.2 million of income tax refund from filing prior years’ amended returns.

Segment Information

      Under SFAS No. 131 criteria, Janitorial, Parking, Engineering, Security, and Lighting are reportable segments. The operating results of the former Elevator segment are reported separately under discontinued operation and are excluded from the table below, see “Discontinued Operation.” All other services are included in the “Other” segment. Corporate expenses are not allocated. Additionally, while virtually all insurance claims arise from the operating segments, the insurance restatement adjustments were included in unallocated corporate expenses. Had the Company allocated these insurance charges among the operating segments, the reported pre-tax operating profits of the operating segments, as a whole, would have been lower with an equal and offsetting change to unallocated Corporate expenses and therefore no change to consolidated pre-tax earnings for the periods presented.

			Better
	2003	2002	(Worse)

	As Restated	As Restated

	($ In thousands)
Sales and other income:
Janitorial	$1,368,282	$1,197,035	14.3%
Parking	380,576	363,511	4.7%
Security	159,670	140,569	13.6%
Engineering	180,230	173,561	3.8%
Lighting	127,539	130,858	(2.5)%
Other	45,394	61,963	(26.7)%
Corporate	785	561	39.9%

	$2,262,476	$2,068,058	9.4%

Operating profit:
Janitorial	$53,899	$51,837	4.0%
Parking	6,238	6,948	(10.2)%
Security	6,485	5,639	15.0%
Engineering	9,925	10,033	(1.1)%
Lighting	5,646	8,261	(31.7)%
Other	1,337	(1,190)	—
Corporate expense	(29,205)	(29,168)	(0.1)%

Operating profit	54,325	52,360	3.8%
Gain on insurance claim	—	10,025	—
Interest expense	(758)	(1,052)	27.9%

Income from continuing operations before income taxes	$53,567	$61,333	(12.7)%

See Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” and the section above entitled “Restatement Due to Correction of Errors.”

      Janitorial. Sales for Janitorial were $171.2 million or 14.3% higher in 2003 than in 2002, primarily due to the $172.8 million contribution from Lakeside, Horizon and HGO. These increases in sales were substantially offset by the termination of unprofitable jobs in the Northeast and Southeast regions, the termination of a major contract due to collection issues in the Northwest region, and declines in sales from existing contracts due to increased vacancies and decreased extra services as customers tightened their budgets. In addition, sales for 2002 included $1.0 million of interest on receivables from the resolution of past-due balances with two customers.

      Operating profits in 2003 were $2.1 million or 4.0% higher than in 2002 primarily due to the $8.8 million of operating profit improvement from Lakeside, Horizon and HGO, which was substantially offset by declines in operating profits in the Northeast and Northwest regions of $4.0 million and $2.5 million, respectively.

      The decline in operating profits in the Northeast region of Janitorial, especially in New York City, was primarily due to new business priced at lower margins as a result of competitive pressures and a decline in sales from higher margin business due to increased vacancies. The benefit of terminating some unprofitable contracts has been offset by customer cancellations of some profitable service contracts. Further, first quarter 2002 results for New York City operations benefited from the extra clean-up work performed following the September 11, 2001 terrorist attacks. The region’s operating profits in 2003 were impacted by legal fees associated with a lawsuit related to the collection of a past-due accounts receivable from a large former customer and costs associated with implementing management changes in this region.

      The decline in operating profits in the Northwest region of Janitorial was due to the loss of a major contract, reduced revenues from existing contracts and higher legal fees primarily due to a gender discrimination lawsuit filed against ABM by a former employee in September 1999 in the State of Washington. ABM has not recorded any liability in its financial statements associated with the damages and costs awarded to the former employee. However, as of October 31, 2003, ABM has incurred and recorded legal fees of $0.3 million associated with the appeal. See Item 3, “Legal Proceedings.”

      Parking. Parking sales increased by $17.1 million or 4.7%, while operating profits decreased by $0.7 million or 10.2% during 2003 compared to 2002. The sales increase included $11.5 million of higher reimbursements for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit, sales from the Valet acquisition, and the receipt of a $1.1 million settlement for prior period services performed related to a managed parking lot contract in Houston, Texas. These sales increases were partially offset by declines in sales from the hi-tech sectors of San Francisco and Seattle where the economic downturn resulted in high office building vacancies, the loss of a major contract in Seattle, and the declines in sales at airport and hotel facilities. The decrease in operating profits was primarily due to increased insurance costs, including self-insured reserve amounts, which could not be fully offset by price increases, and the adverse effect of the military conflict in Iraq and the outbreak of Severe Acute Respiratory Syndrome (“SARS”) on parking at airport and hotel facilities, as well as a provision of $1.0 million for parking sales taxes for prior years based on a pending sales tax audit. Additionally, operating profit for 2002 included a $0.5 million gain on the early termination of a parking lease.

      Security. Security sales increased $19.1 million or 13.6% for 2003 compared to 2002 primarily due to an increase of $9.5 million in the sales contributed by the operations acquired from Triumph Security Corporation in New York City on January 26, 2002 and Foulke Associates, Inc. located throughout Georgia, Florida, Maryland, Pennsylvania and Virginia, on February 28, 2002. In addition, the award of a national contract from a Real Estate Investment Trust (“REIT”) added $8.4 million in sales for 2003. Operating profits increased by $0.8 million or 15.0% due to increased sales and tight control over operating expenses, partially offset by start-up costs incurred in 2003 related to the new contract with the REIT.

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

      Corporate. Corporate expenses for 2003 were flat compared to 2002. However, 2002 included $2.8 million of costs associated with the elimination of the Chief Administrative Officer position and the early retirement of the former General Counsel. Corporate expenses for 2003 reflected a $1.1 million increase in premiums paid for directors and officers’ liability insurance (from $0.3 million in 2002 to $1.4 million in 2003), as well as higher professional fees related to the due diligence performed for a proposed acquisition that was not completed, Sarbanes-Oxley compliance, and additional use of outside legal counsel while in the process of recruiting a new General Counsel. The new General Counsel was hired on May 1, 2003.

Discontinued Operation

      On August 15, 2003, the Company completed the sale of substantially all of the operating assets of Amtech Elevator to Otis Elevator. The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a perpetual license to the name “Amtech Elevator Services.” The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. The Company realized a gain on the sale of $52.7 million, which is net of $32.7 million of income taxes, of which $30.5 million was paid with the extension of the federal and state income tax returns on January 15, 2004.

      The operating results and cash flows of the Elevator segment have been reported as discontinued operation in the accompanying consolidated financial statements. Income taxes have been allocated using the estimated combined federal and state tax rates applicable to Elevator for each of the periods presented.

      The operating results of the discontinued operation for the years ended October 31, 2003 and 2002 are shown below. Operating results for 2003 are for the period beginning November 1, 2002 through the date of sale, August 15, 2003.

	2003	2002

	(In thousands)
Revenues	$88,147	$113,874

Income before income taxes	4,142	4,319
Income taxes	1,582	1,649

Net income	$2,560	$2,670

Subsequent Events

      On November 1, 2004, the Company acquired substantially all of the operating assets of Sentinel Guard Systems (“Sentinel”), a Los Angeles-based company, from Tracerton Enterprises, Inc. Sentinel, with annual revenues in excess of $13.0 million, was a provider of security officer services primarily to high-rise, commercial and residential structures. In addition to its Los Angeles business, Sentinel also operates an office in San Francisco. Sentinel operations have been merged into the Company’s American Commercial Security Services California operations. Under this transaction, the Company acquired customer accounts receivable and other assets of approximately $1.3 million and assumed liabilities of approximately $1.7 million. The consideration paid by the Company included an initial payment of $3.4 million in shares of ABM’s common stock. Additional consideration includes contingent payments, based on achieving certain revenue and profitability targets over a three-year period, estimated to be between $0.5 million and $0.75 million per year, payable in shares of ABM’s common stock.

      On December 22, 2004, the Company acquired the operating assets of Colin Service Systems, Inc., (“Colin Service”), a facility services company based in New York, for an initial payment of approximately $13.6 million in cash. Under certain conditions, additional consideration may include an estimated $1.9 million payment upon the collection of the acquired receivables and three annual contingent cash payments each for approximately $1.1 million, which are based on achieving annual revenue targets over a three-year period. With annual revenues in excess of $70 million, Colin Service is a provider of professional onsite management, commercial office cleaning, specialty cleaning, snow removal and engineering services. Under the transaction, the Company also acquired customer accounts receivables of $7.8 million and other operating assets. With the exception of office leases, the Company did not assume any of Colin Service’s liabilities.

Adoption of Accounting Standards

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 became effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company adopted the provisions of SFAS No. 142 beginning with the first quarter of 2002. In accordance with this standard, goodwill is no longer amortized, but is subject to an annual assessment for impairment. The Company is required to perform goodwill impairment tests on an annual basis and, in certain circumstances, between annual tests. As of October 31, 2004, no impairment of the Company’s goodwill carrying value has been indicated.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure the impairment loss as the difference between the carrying amount and fair value of the asset. The Company’s adoption of SFAS No. 144 did not have an impact on its financial position, results of operations or liquidity.

      In January 2002, the EITF released Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” which the Company adopted in 2002. For the Company’s Parking segment this pronouncement requires both revenues and expenses be recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Previously, expenses directly reimbursed under managed parking lot agreements were netted against the reimbursement received. EITF No. 01-14 did not change the income statement presentation of revenues and expenses of any other segments and had no impact on the Company’s operating profits or net income. Parking sales related solely to the reimbursement of expenses totaled $215.8 million, $215.3 million and $203.8 million for years ended October 31, 2004, 2003 and 2002, respectively.

      In October 2002, the EITF released Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” EITF Issue No. 02-17 provides guidance regarding the use of certain assumptions, such as expectations of future contract renewals, in estimating the fair value of customer relationship intangible assets acquired in a business combination. EITF Issue No. 02-17 was effective for business combinations consummated after October 25, 2002. The impact of the adoption of EITF 02-17 is discussed in Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” and the section above entitled “Restatement Due to Correction of Errors.”

      In November 2002, the EITF issued Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides accounting guidance on how a customer (end user) and a reseller should characterize certain consideration received from a vendor and when to recognize and how to measure that consideration in the income statement. EITF Issue No. 02-16 was effective for fiscal periods beginning after December 15, 2002 for resellers, with early application permitted, while for customers it was effective prospectively for arrangements entered into after November 21, 2002. The Company, as a reseller of certain supplies and equipment, adopted the provisions of EITF Issue No. 02-16 in 2003. The Company’s adoption of EITF Issue No. 02-16 did not have a material impact on its financial position, results of operations or liquidity.

      In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The Company’s adoption of FIN 45 did not have an impact on its financial position, results of operations or liquidity. (See Note 16 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” and the section above entitled “Off-Balance Sheet Arrangements.”)

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123 “Accounting for Stock-Based Compensation” to provide for alternative methods of transition to SFAS No. 123 and amended disclosure provisions. SFAS No. 148 was effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure provisions of SFAS No. 148 effective November 1, 2002.

      In May 2003, the EITF released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides accounting guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provisions of EITF Issue No. 00-21 effective in the fourth quarter of 2003. The Company’s Lighting segment earns revenues under service contracts that have multiple deliverables including initial services of relamping or retrofitting and future services of periodic maintenance. Lighting’s multiple deliverable contracts do not meet the criteria for treating the deliverables as separate units of accounting, hence, the revenues and direct costs associated with the initial services are deferred and amortized over the service period on a straight-line basis. This is consistent with the revenue recognition methodology used by Lighting prior to the adoption of EITF Issue No. 00-21. Therefore, the adoption had no material effect on the Company’s results of operations or financial condition.

      In December 2003, the FASB issued FIN 46R, a revision to FIN 46, “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective at the end of the first interim period ending after March 15, 2004. The Company’s adoption of FIN 46R did not have a material impact on its financial position, results of operations or liquidity.

      In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), “Employer’s Disclosure about Pensions and Other Post-Retirement Benefits.” SFAS No. 132R revised employers’ disclosure about pension plans and other post-retirement benefit plans. SFAS No. 132R requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ending after December 15, 2003. SFAS No. 132R also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The interim disclosure requirements of SFAS No. 132R are effective for interim periods beginning after December 15, 2003. The Company’s adoption of SFAS No. 132R did not have a material impact on its financial position, results of operations or liquidity. (See Note 7 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”)

New Accounting Pronouncement

      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, the Company will adopt SFAS No. 123R effective August 1, 2005.

      Upon adoption, the Company has two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method the Company would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, the Company would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, the Company is permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company has not yet determined which methodology it will adopt but believes that the impact the adoption of SFAS No. 123R will have on its financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 10 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” pursuant to the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

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

      Self-Insurance Reserves. Certain insurable risks such as general liability, automobile property damage and workers’ compensation are self-insured by the Company. However, commercial policies are obtained to provide coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company’s self-insurance program are recorded on a claim-incurred basis. The Company uses an independent actuarial firm to provide an estimate of the Company’s claim costs and liabilities annually. In prior years, the Company consistently accrued its self-insurance reserves at the low end of a range between 85 percent to 115 percent of the actuarial point estimate of claim costs and liabilities. On December 14, 2004, the Company concluded that the methodology used in prior years was not in accordance with generally accepted accounting principles. Pursuant to SFAS No. 5, “Accounting for Contingencies” and FIN 14, “Reasonable Estimation of the Amount of a Loss,” the minimum amount in a range may be used to accrue self-insurance reserves only if no amount within the range is a better estimate than any other amount. Because the actuarially calculated point estimate is considered a better estimate, the Company has now determined that it is, and was during those prior fiscal years, the correct liability to record. Hence, the Company now accrues the actuarial point estimate.

      Using the annual actuarial report, management develops annual insurance costs for each operation, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs on a quarterly basis. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse development (e.g., change in regulatory requirements and change in reserving methodology). If the trends suggest that the frequency or severity of claims incurred increased, the Company might be required to record additional expenses for self-insurance liabilities. Additionally, the Company uses third party service providers to administer its claims and the performance of the service providers can impact the reserves.

      Allowance for Doubtful Accounts. The Company’s accounts receivable arise from services provided to its customers and are generally due and payable on terms varying from the receipt of invoice to net thirty days. The Company estimates an allowance for accounts it does not consider fully collectible. Changes in the financial condition of the customer or adverse development in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance.

      Deferred Income Tax Asset Valuation Allowance. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. At October 31, 2004, the net deferred tax asset was $89.7 million and no valuation allowance was recorded. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.

      Other Intangible Assets Apart from Goodwill. The Company engages a third party valuation firm to independently appraise the value of intangible assets acquired in larger sized business combinations. For smaller acquisitions, the Company performs an internal valuation of the intangible assets using the discounted cash flow technique. The customer relationship intangible assets are being amortized using the sum-of-the-years-digits method over the useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible asset are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Other intangible assets, consisting principally of contract rights, are being amortized over the contract periods using the straight-line method. At least annually, the Company evaluates the remaining useful life of an intangible asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the asset’s remaining useful life changes, the remaining carrying amount of the intangible asset would be amortized over the revised remaining useful life. Furthermore, the remaining unamortized book value of intangibles will be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The first step of an impairment test under SFAS No. 144 is a comparison of the future cash flows, undiscounted, to the remaining book value of the intangible. If the future cash flows are insufficient to recover the remaining book value, a fair value of the asset, depending on its size, will be independently or internally determined and compared to the book value to determine if an impairment exists.

      Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” goodwill is no longer amortized. Rather, the Company performs goodwill impairment tests on an at least an annual basis, in the fourth quarter, using the two-step process prescribed in SFAS No. 142. The first step is to evaluate for potential impairment by comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. The fair value of the reporting unit, if required to be determined, will be independently appraised.

      Contingencies and Litigation. ABM and certain of its subsidiaries have been named defendants in certain litigations arising in the ordinary course of business including certain environmental matters. When a loss is probable and estimable the Company records the estimated loss. The actual loss may be greater than estimated, or litigation where the outcome was not considered probable might result in a loss.

Factors That May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

      The disclosure and analysis in this Annual Report on Form 10-K contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, the Company also provides forward-looking statements in other written materials released to the public as well as oral forward-looking statements. Such statements give the Company’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, and the outcome of contingencies and other uncertainties, such as legal proceedings, and financial results. Management tries, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and similar expressions.

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

      A decline in commercial office building occupancy and rental rates could affect the Company’s sales and profitability. The Company’s sales directly depend on commercial real estate occupancy levels and the rental income of building owners. Decreases in these levels reduce demand and also create pricing pressures on building maintenance and other services provided by the Company. In certain geographic areas and service segments, the Company’s most profitable work includes jobs performed for tenants in buildings in which it performs building services for the property owner or management company. A decline in occupancy rates could result in a decline in fees paid by landlords as well as tenant work which would lower sales and margins.

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

      The Company could experience major collective bargaining disputes that would lead to the loss of sales or expense increases. Approximately 41% of the Company’s employees are subject to collective bargaining agreements at the local level. When one or more of the collective bargaining agreements are subject to renegotiation, the Company and the union may not agree on terms, which could result in a strike, work slowdown or other job action at one or more of the Company’s locations, which could disrupt the Company in providing its services. Alternatively, the result of renegotiating a collective bargaining agreement could be a substantial increase in labor and benefits expenses that the Company could be unable to pass through to its customers for some period of time, if at all. In addition, the Company’s non-union competitors may attempt to use any disputes that the Company has with its unions to the competitors’ advantage in gaining market share.

      The Company is subject to intense competition. The Company believes that each aspect of its business is highly competitive, and that such competition is based primarily on price and quality of service. The Company provides nearly all its services under contracts originally obtained through competitive bidding. The low cost of entry to the facility services business has led to strongly competitive markets made up of large numbers of mostly regional and local owner-operated companies, located in major cities throughout the United States and in British Columbia, Canada (with particularly intense competition in the janitorial business in the Southeast and South Central regions of the United States). The Company also competes with the operating divisions of a few large, diversified facility services and manufacturing companies on a national basis. Indirectly, the Company competes with building owners and tenants that can perform internally one or more of the services provided by the Company. These building owners and tenants might have a competitive advantage when the Company’s services are subject to sales tax and internal operations are not. Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could inhibit the Company’s success in bidding for profitable business and its ability to increase prices even as costs rise, thereby reducing margins.

      The Company’s success depends on its ability to preserve its long-term relationships with its customers. The Company’s contracts with its customers are generally cancelable upon relatively short notice. However, the business associated with long-term relationships is generally more profitable than that from short-term relationships because the Company incurs start-up costs with many new contracts, particularly for training, operating equipment and uniforms. Once these costs are expensed or fully depreciated over the appropriate periods, the underlying contracts become more profitable. Therefore, the Company’s loss of long-term customers could have an adverse impact on its profitability even if the Company generates equivalent sales from new customers.

      Weakness in airline travel and the hospitality industry could adversely impact the Company’s Parking results. A significant portion of the Company’s parking sales is tied to the numbers of airline passengers and hotel guests. Parking results were adversely affected after the terrorist attacks of September 11, 2001, during the SARS crisis and at the start of the military conflict in Iraq as people curtailed both business and personal travel and hotel occupancy rates declined. As airport security precautions expanded, the decline in travel was particularly noticeable at airports associated with shorter flights for which ground transportation became the alternative. While it appears that airline travel and the hospitality industry are now recovering, there can be no assurance that airline travel will reach previous levels or increased concerns about terrorism, disease, or other adversities will not again reduce travel, adversely impacting Parking sales and operating profits.

      Continued low levels of capital investments by customers could adversely impact the results at Lighting and Mechanical segments. While the economy appears to be recovering in recent months, the commercial office building and retail sectors have been slow to make capital expenditures for lighting and mechanical projects. While we expect capital investment in these areas to increase in the coming year, customers’ capital project budgets could continue at low levels, which would adversely impact the Company’s results.

      Acquisition activity could slow or be unsuccessful. A significant portion of the Company’s historic growth has come through acquisitions. A slowdown in acquisitions could lead to a slower growth rate. Because new contracts frequently involve start-up costs, sales associated with acquired operations generally have higher margins than new sales associated with internal growth. Therefore a slowdown in acquisition activity could lead to constant or lower margins, as well as lower revenue growth. Because contracts in the Company’s businesses are generally short-term and personal relationships are significant in retaining customers, the Company relies on its ability to retain the managers of its acquired businesses. An inability to retain the services of the former owners and senior managers of acquired businesses could adversely affect the projected benefits of an acquisition. Moreover, the inability to successfully integrate acquisitions into the Company or to achieve the operational efficiencies anticipated in acquisitions could adversely impact sales and costs.

      The Company incurs significant accounting and other control costs, which could increase. As a publicly-traded corporation, the Company incurs certain costs to comply with regulatory requirements. Most of the Company’s competitors are privately-owned so these costs can be a competitive disadvantage for the Company. Should the Company’s sales decline, its costs associated with regulatory compliance will rise as a percentage of sales and under certain circumstances could increase in dollars as well.

      A change in the frequency or severity of claims against the Company, a deterioration in claims management, or the cancellation or nonrenewal of the Company’s primary insurance policies could adversely affect the Company’s results. While the Company attempts to establish adequate self-insurance reserves using an annual actuarial study, unanticipated increases in the frequency or severity of claims against the Company would have an adverse financial impact. Also, where the Company self-insures, a deterioration in claims management, whether by the Company or by a third party claims administrator, could lead to delays in settling claims thereby increasing claim costs, particularly in the workers’ compensation area. In addition, catastrophic uninsured claims against the Company or the inability of the Company’s insurance carriers to pay otherwise insured claims would have a material adverse financial impact on the Company.

      Furthermore, many customers, particularly institutional owners and large property management companies, prefer to do business with contractors, such as the Company, with significant financial resources, who can provide substantial insurance coverage. Should the Company be unable to renew its umbrella and other commercial insurance policies at competitive rates, this loss would have an adverse impact on the Company’s business.

      While the Company believes that it now has adequate internal control over financial reporting, the management of the Company is required to evaluate internal control over financial reporting under Section 404 of Sarbanes-Oxley and any adverse results from such evaluation could result in a loss of investor confidence in the Company’s financial reports and have an adverse effect on ABM’s stock price. Pursuant to Section 404 of Sarbanes-Oxley, beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending October 31, 2005, management will be required to furnish a report on the Company’s internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of its fiscal year, including a statement as to whether or not the Company’s internal control over financial reporting is effective. This assessment must include disclosure of any material weakness in internal control over financial reporting identified by management. This report must also contain a statement that the Company’s auditors have issued an attestation report on management’s assessment of such internal control.

      Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of the internal control over financial reporting under Section 404. Management’s assessment of internal control over financial reporting requires management to make subjective judgments and, particularly because Auditing Standards No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and the Company’s auditors may not agree with management’s assessments.

      The Company is still performing the process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if management identifies one or more material weakness in internal control over financial reporting (such as was identified in connection with the preparation of the 2004 financial statements) that it is not able to remediate to meet the October 31, 2005 deadline, management will be unable to assert such internal control is effective. If management is unable to assert that internal control over financial reporting is effective as of October 31, 2005 (or if the Company’s auditors are unable to attest that management’s report is fairly stated or they are unable to express an opinion on the effectiveness of the Company’s internal control over financial reporting), the Company could lose investor confidence in the accuracy and completeness of its financial reports, which would have an adverse effect on ABM’s stock price.

      Additionally, while the Company currently anticipates being able to satisfy the requirements of Section 404 in a timely fashion, it cannot be certain as to the timing of completion of its evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2 at the present time. If management is not able to complete the assessment under Section 404 in a timely manner, management and the Company’s auditors would be unable to conclude that the Company’s internal control over financial reporting is effective as of October 31, 2005.

      Other issues and uncertainties may include:

•	labor shortages that adversely affect the Company’s ability to employ entry level personnel,

•	a reduction or revocation of the Company’s line of credit that could increase interest expense and the cost of capital,

•	legislation or other governmental action that detrimentally impacts the Company’s expenses or reduces sales by adversely affecting the Company’s customers such as state or locally-mandated healthcare benefits,

•	new accounting pronouncements or changes in accounting policies,

•	impairment of goodwill or other intangible assets,

•	the resignation, termination, death or disability of one or more of the Company’s key executives that adversely affects customer retention or day-to-day management of the Company,

•	inclement weather which could disrupt the Company in providing its services resulting in reduced sales, or work performed following inclement weather could result in higher cost with partial or no corresponding compensation from customers leading to lower margins.

      The Company believes that it has the human and financial resources for business success, but future profit and cash flow can be adversely (or advantageously) influenced by a number of factors, including those discussed above, any and all of which are inherently difficult to forecast.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At October 31, 2004, the Company had no outstanding long-term debt. Although the Company’s assets included $63.4 million in cash and cash equivalents at October 31, 2004, market rate risk associated with changing interest rates in the United States is not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ABM Industries Incorporated:

      We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated balance sheet as of October 31, 2003, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the two-year period ended October 31, 2003 have been restated.

/s/ KPMG LLP

KPMG LLP

San Francisco, California
January 14, 2005

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	October 31,

	2004	2003

		As Restated

	(In thousands, except
	share data)
Assets
Cash and cash equivalents	$63,369	$110,947
Trade accounts receivable (less allowances of $8,372 and $6,089)	321,449	286,606
Inventories	22,260	21,419
Deferred income taxes	40,918	36,121
Prepaid expenses and other current assets	38,092	44,037

Total current assets	486,088	499,130
Investments and long-term receivables	7,359	11,459
Property, plant and equipment (less accumulated depreciation of $80,296 and $74,754)	31,354	31,988
Goodwill (less accumulated amortization of $69,386)	227,447	188,809
Other intangibles (less accumulated amortization of $7,988 and $4,845)	22,290	15,849
Deferred income taxes	48,802	41,337
Other assets	19,184	15,734

Total assets	$842,524	$804,306

Liabilities
Trade accounts payable	$45,235	$38,143
Income taxes payable	10,065	36,658
Accrued liabilities:
Compensation	64,826	61,691
Taxes — other than income	18,366	15,297
Insurance claims	66,262	55,499
Other	49,674	49,403

Total current liabilities	254,428	256,691
Retirement plans	25,658	24,175
Insurance claims	120,277	93,418

Total liabilities	400,363	374,284

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,707,000 and 51,767,000 shares issued at October 31, 2004 and 2003, respectively	527	518
Additional paid-in capital	178,543	166,497
Accumulated other comprehensive loss	(108)	(268)
Retained earnings	328,258	317,261
Cost of treasury stock (4,000,000 and 3,400,000 shares at October 31, 2004 and October 31, 2003, respectively)	(65,059)	(53,986)

Total stockholders’ equity	442,161	430,022

Total liabilities and stockholders’ equity	$842,524	$804,306

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,

	2004	2003	2002

		As Restated	As Restated

	(In thousands, except per share data)
Revenues
Sales and other income	$2,416,223	$2,262,476	$2,068,058
Gain on insurance claim	—	—	10,025

	2,416,223	2,262,476	2,078,083

Expenses
Operating expenses and cost of goods sold	2,187,659	2,035,982	1,858,356
Selling, general and administrative	176,667	170,125	156,257
Interest	1,016	758	1,052
Intangible amortization	4,519	2,044	1,085

	2,369,861	2,208,909	2,016,750

Income from continuing operations before income taxes	46,362	53,567	61,333
Income taxes	15,889	17,943	19,649

Income from continuing operations	30,473	35,624	41,684
Income from discontinued operation, net of income taxes	—	2,560	2,670
Gain on sale of discontinued operation, net of income taxes	—	52,736	—

Net income	$30,473	$90,920	$44,354

Net income per common share — Basic
Income from continuing operations	$0.63	$0.73	$0.85
Income from discontinued operation	—	0.05	0.05
Gain on sale of discontinued operation	—	1.07	—

	$0.63	$1.85	$0.90

Net income per common share — Diluted
Income from continuing operations	$0.61	$0.71	$0.82
Income from discontinued operation	—	0.05	0.05
Gain on sale of discontinued operation	—	1.06	—

	$0.61	$1.82	$0.87

Average common and common equivalent shares
Basic	48,641	49,065	49,116
Diluted	50,064	50,004	51,015

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
	Common Stock		Treasury Stock		Additional	Other
					Paid-In	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total

	(In thousands)
Balance November 1, 2001 as originally reported	48,778	$488	—	$—	$130,998	$(763)	$230,454	$361,177
Adjustments to opening stockholders’ equity	—	—	—	—	—	—	(12,102)	(12,102)

Balance November 1, 2001, as restated	48,778	$488	—	$—	$130,998	$(763)	$218,352	$349,075
Comprehensive income:
Net income, as restated	—	—	—	—	—	—	44,354	44,354
Foreign currency translation	—	—	—	—	—	(26)	—	(26)

Comprehensive income, as restated	—	—	—	—	—	—	—	44,328
Dividends:
Common stock	—	—	—	—	—	—	(17,730)	(17,730)
Tax benefit from exercise of stock options	—	—	—	—	1,384	—	—	1,384
Stock purchases	—	—	(1,400)	(23,632)	—	—	—	(23,632)
Stock issued under employees’ stock purchase and option plans and for acquisition	1,619	16	—	—	18,753	—	—	18,769

Balance October 31, 2002, as restated	50,397	$504	(1,400)	$(23,632)	$151,135	$(789)	$244,976	$372,194
Comprehensive income:
Net income, as restated	—	—	—	—	—	—	90,920	90,920
Foreign currency translation	—	—	—	—	—	521	—	521

Comprehensive income, as restated	—	—	—	—	—	—	—	91,441
Dividends:
Common stock	—	—	—	—	—	—	(18,635)	(18,635)
Tax benefit from exercise of stock options	—	—	—	—	1,052	—	—	1,052
Stock purchases	—	—	(2,000)	(30,354)	—	—	—	(30,354)
Stock issued under employees’ stock purchase and option plans	1,370	14	—	—	14,310	—	—	14,324

Balance October 31, 2003, as restated	51,767	$518	(3,400)	$(53,986)	$166,497	$(268)	$317,261	$430,022
Comprehensive income:
Net income	—	—	—	—	—	—	30,473	30,473
Foreign currency translation	—	—	—	—	—	160	—	160

Comprehensive income	—	—	—	—	—	—	—	30,633
Dividends:
Common stock	—	—	—	—	—	—	(19,476)	(19,476)
Tax benefit from exercise of stock options	—	—	—	—	2,021	—	—	2,021
Stock purchases	—	—	(600)	(11,073)	—	—	—	(11,073)
Stock issued under employees’ stock purchase and option plans	940	9	—	—	10,025	—	—	10,034

Balance October 31, 2004	52,707	$527	(4,000)	$(65,059)	$178,543	$(108)	$328,258	$442,161

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,

	2004	2003	2002

		As Restated	As Restated

	(In thousands)
Cash flows from operating activities:
Net income	$30,473	$90,920	$44,354
Less income from discontinued operation	—	(55,296)	(2,670)

Income from continuing operations	30,473	35,624	41,684
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and intangible amortization	17,667	15,863	14,955
Provision for bad debts	4,641	6,544	11,681
Gain on sale of assets	(226)	(66)	(236)
Increase in deferred income taxes	(12,262)	(5,768)	(2,640)
(Increase) decrease in trade accounts receivable	(37,728)	2,225	30,782
(Increase) decrease in inventories	(229)	3,081	(4,214)
Decrease (increase) in prepaid expenses and other current assets	6,581	(3,105)	3,073
Increase in other assets	(3,074)	(5,940)	(3,445)
Increase (decrease) in income taxes payable	5,935	(769)	590
Increase in retirement plans accrual	1,483	384	2,308
Increase in insurance claims liability	37,622	9,674	7,841
Increase (decrease) in trade accounts payable and other accrued liabilities	13,314	(4,027)	(2,359)

Total adjustments to net income	33,724	18,096	58,336

Net cash flows from continuing operating activities	64,197	53,720	100,020
Net operational cash flows from discontinued operation	(30,507)	6,422	10,899

Net cash provided by operating activities	33,690	60,142	110,919

Cash flows from investing activities:
Additions to property, plant and equipment	(11,497)	(11,621)	(7,345)
Proceeds from sale of assets	796	2,451	1,692
Decrease (increase) in investments and long-term receivables	4,100	3,493	(1,081)
Purchase of businesses	(54,152)	(40,574)	(52,448)
Proceeds from sale of business	—	112,400	—
Net investing cash flows from discontinued operation	—	(95)	(136)

Net cash (used in) provided by investing activities	(60,753)	66,054	(59,318)

Cash flows from financing activities:
Common stock issued	10,034	14,324	17,955
Common stock purchases	(11,073)	(30,354)	(23,632)
Dividends paid	(19,476)	(18,635)	(17,730)
Repayments of long-term borrowings	—	—	(11,819)

Net cash used in financing activities	(20,515)	(34,665)	(35,226)

Net (decrease) increase in cash and cash equivalents	(47,578)	91,531	16,375
Cash and cash equivalents beginning of year	110,947	19,416	3,041

Cash and cash equivalents end of year	$63,369	$110,947	$19,416

Supplemental data:
Cash paid for income taxes	$52,723	$24,570	$21,699
Non-cash investing activities:
Common stock issued for net assets of business acquired	$—	$—	$1,371

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ABM Industries Incorporated (ABM) is one of the largest facility services contractors listed on the New York Stock Exchange. With annual revenues in excess of $2.4 billion and approximately 70,000 employees, ABM and its subsidiaries (the Company) provide janitorial, parking, security, engineering, lighting and mechanical services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada.

      Principles of Consolidation. The consolidated financial statements include the accounts of ABM and its subsidiaries. All material intercompany transactions and balances have been eliminated.

      The consolidated financial statements for the years ended October 31, 2003 and 2002, and the first three quarters of 2004 have been restated. All information in the notes to the consolidated financial statements affected by the restatement give effect to the restatement. (See Note 2.)

      Use of Estimates. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for doubtful accounts, valuation allowance for the net deferred income tax asset, contingencies and litigation liabilities. The Company bases its estimates on historical experience, independent valuations, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Trade Accounts Receivable. The Company’s accounts receivable arise from services provided to its customers and are generally due and payable on terms varying from the receipt of invoice to net thirty days. The Company estimates an allowance for accounts it does not consider fully collectible. Changes in the financial condition of the customer or adverse development in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk.

      Inventories. Inventories consist of service-related supplies and are valued at amounts approximating the lower of cost (first-in, first-out basis) or market. The cost of inventories is net of vendor rebates in accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

      Investments. The Company has investments in two low income housing tax credit partnerships. Purchased in 1995 and 1998, these limited partnerships, organized by independent third parties and sold as investments, are variable interest entities as defined by Financial Accounting Standards Board (FASB) Financial Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities.” In accordance with FIN 46R, these partnerships are not consolidated in the Company’s consolidated financial statements because the Company is not the primary beneficiary of the partnerships. At October 31, 2004 and 2003, the at-risk book value of these investments totaled $3.9 million and $5.0 million, respectively.

      Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation and amortization. At the time property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Maintenance and repairs are charged against income as incurred.

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

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangibles,” goodwill is no longer amortized. Rather, the Company performs a goodwill impairment test on at least an annual basis, in the fourth quarter, using the two-step process prescribed in SFAS No. 142. The first step is to evaluate for potential impairment by comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. The fair value of the reporting unit, if required to be determined, will be independently appraised.

      Other Intangibles. The Company engages a third party valuation firm to independently appraise the fair value of intangible assets acquired in larger sized business combinations. For smaller acquisitions, the Company performs an internal valuation of the intangible assets using the discounted cash flow technique. Acquired customer relationship intangible assets are being amortized using the sum-of-the-years-digits method over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible asset are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Other intangible assets, consisting principally of contract rights, are being amortized over the contract periods using the straight-line method. At least annually, the Company evaluates the remaining useful life of an intangible asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the asset’s remaining useful life changes, the remaining carrying amount of the intangible asset would be amortized over the revised remaining useful life. Furthermore, the remaining unamortized book value of intangibles is reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The first step of an impairment test under SFAS No. 144 is a comparison of the future cash flows, undiscounted, to the remaining book value of the intangible. If the future cash flows are insufficient to recover the remaining book value, a fair value of the asset, depending on its size, will be independently or internally determined and compared to the book value to determine if an impairment exists.

      Income Taxes. Income tax expense is based on reported results of operations before income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. (See Note 11.)

      Revenue Recognition. The Company earns revenue primarily under service contracts that are either fixed price, cost plus or are time and materials based. In all contract types, revenue is recognized as the services are performed. Under the fixed price contracts, with the exception of Lighting’s multiple deliverable contracts (as defined by EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”), there are no up-front fee arrangements or acceptance requirements that would require deferral of revenue recognition under Staff Accounting Bulletin No. 104.

      The Company’s Lighting segment earns revenues under service contracts that have multiple deliverables including initial services of relamping or retrofitting and future services of periodic maintenance. Lighting’s multiple deliverable contracts do not meet the criteria for treating the deliverables as separate units of accounting, hence the revenues and direct costs associated with the initial services are deferred and amortized over the service period on a straight-line basis, in accordance with EITF Issue No. 00-21.

      The Company’s Parking segment reports both revenues and expenses recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.”

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Parking sales related solely to the reimbursement of expenses totaled $215.8 million, $215.3 million and $203.8 million for years ended October 31, 2004, 2003 and 2002, respectively.

      Net Income per Common Share. The Company has reported its earnings in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Stock options account for the entire difference between basic average common shares outstanding and diluted average common shares outstanding. For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period (i.e., “out-of-the-money” options). On October 31, 2004, 2003 and 2002, options to purchase common shares of 17 thousand, 2.8 million, and 3.1 million at weighted average exercise prices of $20.40, $16.26 and $16.29, respectively, were excluded from the computation.

      Stock-Based Compensation. The Company accounts for stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s application of APB Opinion No. 25 does not result in compensation cost because the exercise price of the options is equal to the fair value of the stock at the grant date. Under the intrinsic value method, if the fair value of the stock is greater than the exercise price at grant date, the excess is amortized to compensation expense over the estimated service life of the recipient.

      Cash and Cash Equivalents. The Company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

      Comprehensive Income. Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses.

      Accounting Standards Adopted. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 became effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company adopted the provisions of SFAS No. 142 beginning with the first quarter of 2002. In accordance with this standard, goodwill is no longer amortized, but is subject to an annual assessment for impairment. The Company is required to perform goodwill impairment tests on an annual basis and, in certain circumstances, between annual tests. As of October 31, 2004, no impairment of the Company’s goodwill carrying value has been indicated.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure the impairment loss as the difference between the carrying amount and fair value of the asset. The Company’s adoption of SFAS No. 144 did not have an impact on its financial position, results of operations or liquidity.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2002, the EITF released Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” which the Company adopted in 2002. For the Company’s Parking segment this pronouncement requires both revenues and expenses be recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Previously, expenses directly reimbursed under managed parking lot agreements were netted against the reimbursement received. EITF No. 01-14 did not change the income statement presentation of revenues and expenses of any other segments and had no impact on the Company’s operating profits or net income.

      In October 2002, the EITF released Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” EITF Issue No. 02-17 provides guidance regarding the use of certain assumptions, such as expectations of future contract renewals, in estimating the fair value of customer relationship intangible assets acquired in a business combination. EITF Issue No. 02-17 was effective for business combinations consummated after October 25, 2002. The impact of the adoption of EITF 02-17 is discussed in Note 2.

      In November 2002, the EITF issued Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides accounting guidance on how a customer (end user) and a reseller should characterize certain consideration received from a vendor and when to recognize and how to measure that consideration in the income statement. EITF Issue No. 02-16 was effective for fiscal periods beginning after December 15, 2002 for resellers, with early application permitted, while for customers it was effective prospectively for arrangements entered into after November 21, 2002. The Company, as a reseller of certain supplies and equipment, adopted the provisions of EITF Issue No. 02-16 in 2003. The Company’s adoption of EITF Issue No. 02-16 did not have a material impact on its financial position, results of operations or liquidity.

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The Company’s adoption of FIN 45 did not have an impact on its financial position, results of operations or liquidity. (See Note 16.)

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123 “Accounting for Stock-Based Compensation” to provide for alternative methods of transition to SFAS No. 123 and amended disclosure provisions. SFAS No. 148 was effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure provisions of SFAS No. 148 effective November 1, 2002.

      In May 2003, the EITF released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides accounting guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provisions of EITF Issue No. 00-21 effective in the fourth quarter of 2003. The Company’s adoption of EITF Issue No. 00-21 had no material effect on its financial position, results of operations or liquidity.

      In December 2003, the FASB issued FIN 46R, a revision to FIN 46, “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 46R was effective at the end of the first interim period ending after March 15, 2004. The Company’s adoption of FIN 46R did not have a material impact on its financial position, results of operations or liquidity.

      In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), “Employer’s Disclosure about Pensions and Other Post-Retirement Benefits.” SFAS No. 132R revised employers’ disclosure about pension plans and other post-retirement benefit plans. SFAS No. 132R requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements were effective for fiscal years ending after December 15, 2003. SFAS No. 132R also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The interim disclosure requirements of SFAS No. 132R were effective for interim periods beginning after December 15, 2003. The Company’s adoption of SFAS No. 132R did not have a material impact on its financial position, results of operations or liquidity. (See Note 7.)

      New Accounting Pronouncement. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, the Company will adopt SFAS No. 123R effective August 1, 2005.

      Upon adoption, the Company has two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method the Company would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, the Company would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, the Company is permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company has not yet determined which methodology it will adopt but believes that the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 10 pursuant to the disclosure requirements of SFAS No. 148.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	RESTATEMENT OF PRIOR PERIODS PRESENTED

      The prior period financial statements included herein have been restated for various correcting adjustments. These adjustments are discussed in more detail below.

      Correction of insurance reserve methodology. On December 14, 2004, the Company concluded that the methodology it was using to estimate its self-insurance reserve in its financial statements for prior years was not in accordance with generally accepted accounting principles. For the first three quarters of 2004 and the prior fiscal years presented in these financial statements, the Company consistently accrued self-insurance reserves at the low end of a range between 85 percent and 115 percent of the actuarial point estimate of claim costs and liabilities. Pursuant to SFAS No. 5, “Accounting for Contingencies” and Financial Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss,” the minimum amount in a range may be used to accrue self-insurance reserves only if no amount within the range is a better estimate than any other amount. Because the actuarially calculated point estimate is considered a better estimate, the Company has now determined that it is, and was during these prior fiscal years, the correct liability to record.

      Accordingly, effective as of October 31, 2004, the Company brought its self-insurance reserves to the actuarial point estimate of claim costs and liabilities resulting in a cumulative increase in the Company’s self-insurance reserves of $22.3 million at October 31, 2003, of which $1.5 million and $1.2 million decreased consolidated pre-tax income in 2003 and 2002, respectively .

      Late adoption of an accounting pronouncement. The restated financial statements also reflect the correction of the fair value calculation for other intangibles, primarily customer relationship intangibles, under EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” EITF Issue No. 02-17 provides guidance regarding the use of certain assumptions, such as expectations of future contract renewals, in estimating the fair value of customer relationship intangible assets acquired in a business combination. EITF Issue No. 02-17 was effective for business combinations consummated after October 25, 2002, but the Company did not originally report the effect it had on the three business combinations completed in 2003 until the second quarter of 2004.

      Prior to adopting EITF Issue No. 02-17, the Company assigned little or no value to acquired customer contracts and related customer relationships because the contracts generally had one year terms with 30-day cancellation provisions. With the effectiveness of EITF Issue No. 02-17, assumptions regarding expectations of future contract renewals must now be incorporated in estimating the fair value of customer relationship intangible assets. As a result of the adoption of EITF 02-17, purchase accounting for acquisitions completed in 2003 was adjusted to reflect a $13.1 million increase in acquired intangibles other than goodwill and an offsetting reduction in goodwill of $13.1 million. The reclassified intangible assets have finite lives and must therefore be amortized.

      Based on the quantitative and qualitative analyses performed by the Company in the second quarter of 2004, the resulting catch-up amortization totaling $1.5 million for 2003 and the first quarter of 2004 did not warrant the restatement of those periods and, therefore, the adjustment was originally recorded in the second quarter of 2004. However, since the correction of the self-insurance reserves necessitated the restatement of prior periods, the Company decided also to restate its financial statements to reflect the impact of EITF 02-17.

      Other adjustments. As a result of its decision to restate, the Company further determined to make three additional corrections to its financial statements, which affect the years ended October 31, 2003 and 2002. The first was to record in the proper period vacation and sick leave accruals in the Northeast region of Janitorial resulting in an increase in operating expenses and cost of goods sold of $1.2 million in 2002, with an equal and offsetting decrease in 2003. The second was a $1.3 million increase in bad debt expense from the write-off of the unpaid balance of a major World Trade Center (WTC) account settled in 2002 that is not specifically covered by the outstanding insurance claim. The third was a $2.0 million ($1.2 million after-tax) increase in the gain on sale of the Elevator segment resulting from the reversal of the write-off of an allocated portion of

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the capitalized costs associated with the prior implementation of the Company’s enterprise-wide financial system because the Company has continued to use the entire system. See Note 13. The cost is being amortized over the remainder of the original life of the system with the adjustment impacting income from continuing operations for the fourth quarter of 2003 and thereafter.

      The effects of the restatement for the correction of these errors are shown below.

	Cumulative			Cumulative
	Adjustment			Adjustment
	as of	Year Ended	Year Ended	as of
	November 1,	October 31,	October 31,	November 1,
	2001	2002	2003	2003

	(In thousands)
Insurance	$(19,710)	$(1,176)	$(1,451)	$(22,337)
Intangible amortization	—	—	(899)	(899)
Vacation and sick leave	—	(1,200)	1,200	—
Bad debt expense	—	(1,300)	—	(1,300)
Depreciation	—	—	(135)	(135)

Net decrease in income from continuing operations before income taxes	(19,710)	(3,676)	(1,285)	(24,671)
Income taxes	(7,608)	(1,302)	(511)	(9,421)

Net decrease in income from continuing operations	$(12,102)	$(2,374)	$(774)	$(15,250)
Net increase in gain on sale of Elevator, net of income taxes	—	—	1,236	1,236

Net (decrease) increase in net income	$(12,102)	$(2,374)	$462	$(14,014)

      The restatement adjustment to the stockholders’ equity as of November 1, 2001 was $12.1 million.

									Nine
	Fiscal 2003 Quarters				Year Ended	Fiscal 2004 Quarters			Months Ended
					October 31,				July 31,
	First	Second	Third	Fourth	2003	First	Second	Third	2004

	(In thousands)
Insurance	$(312)	$(255)	$(629)	$(255)	$(1,451)	$(624)	$(434)	$(608)	$(1,666)
Intangible amortization	—	(191)	(246)	(462)	(899)	(569)	1,468	—	899
Vacation and sick leave	1,200	—	—	—	1,200	—	—	—	—
Depreciation	—	—	—	(135)	(135)	(135)	(135)	(135)	(405)

Net increase (decrease) in income from continuing operations before income taxes	888	(446)	(875)	(852)	(1,285)	(1,328)	899	(743)	(1,172)
Income taxes	319	(170)	(334)	(326)	(511)	(507)	343	(497)	(661)

Net increase (decrease) in income from continuing operations	569	(276)	(541)	(526)	(774)	(821)	556	(246)	(511)
Net increase in gain on sale of Elevator, net of income taxes	—	—	—	1,236	1,236	—	—	—	—

Net increase (decrease) in net income	$569	$(276)	$(541)	$710	$462	$(821)	$556	$(246)	$(511)

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The effect of restatement adjustments on segment information is shown below. While virtually all insurance claims arise from the operating segments, the insurance restatement adjustments were included in unallocated corporate expenses. Had the Company allocated the insurance adjustment among the operating segments, the reported pre-tax operating profits of the operating segments, as a whole, would have been lower with an equal and offsetting change to unallocated Corporate expenses and therefore no change to consolidated pre-tax earnings for the periods presented.

			Restatement
			Adjustments
	As Reported	As Reported			As Restated	As Restated
	2003	2002	2003	2002	2003	2002

	(In thousands)
Operating profit:
Janitorial	$53,487	$54,337	$412	$(2,500)	$53,899	$51,837
Parking	6,349	6,948	(111)	—	6,238	6,948
Security	6,485	5,639	—	—	6,485	5,639
Engineering	9,925	10,033	—	—	9,925	10,033
Lighting	5,646	8,261	—	—	5,646	8,261
Other	1,337	(1,190)	—	—	1,337	(1,190)
Corporate expense	(27,619)	(27,992)	(1,586)	(1,176)	(29,205)	(29,168)

Operating profit	55,610	56,036	(1,285)	(3,676)	54,325	52,360
Gain on insurance claim	—	10,025	—	—	—	10,025
Interest expense	(758)	(1,052)	—	—	(758)	(1,052)

Income from continuing operations before income taxes	$54,852	$65,009	$(1,285)	$(3,676)	$53,567	$61,333

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The restatements of the balance sheet as of October 31, 2003 and the statements of income and cash flows for the years ended October 31, 2003 and 2002 are presented below.

Consolidated Balance Sheet Restatement

	October 31, 2003

Condensed	As Reported	Adjustments	As Restated

	(In thousands)
Assets
Cash and cash equivalents	$110,947	$—	$110,947
Trade accounts receivable	287,906	(1,300)	286,606
Inventories	21,419	—	21,419
Deferred income taxes	36,339	(218)	36,121
Prepaid expenses and other current assets	44,037	—	44,037

Total current assets	500,648	(1,518)	499,130
Property, plant and equipment	30,123	1,865	31,988
Goodwill	201,866	(13,057)	188,809
Other intangibles	3,691	12,158	15,849
Deferred income taxes	32,462	8,875	41,337
Other	27,193	—	27,193

Total assets	$795,983	$8,323	$804,306

Liabilities
Current liabilities	$256,691	$—	$256,691
Non current liabilities
Retirement plans	24,175	—	24,175
Insurance claims	71,081	22,337	93,418

Total liabilities	351,947	22,337	374,284

Stockholders’ equity
Common stock	518	—	518
Additional paid-in capital	166,497	—	166,497
Accumulated other comprehensive loss	(268)	—	(268)
Retained earnings	331,275	(14,014)	317,261
Cost of treasury stock	(53,986)	—	(53,986)

Total stockholders’ equity	444,036	(14,014)	430,022

Total liabilities and stockholders’ equity	$795,983	$8,323	$804,306

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Income Restatement

	For the Year Ended October 31, 2003

	As Reported	Adjustments	As Restated

	(In thousands, except per share data)
Revenues
Sales and other income	$2,262,476	$—	$2,262,476
Gain on insurance claim	—	—	—

	2,262,476	—	2,262,476

Expenses
Operating expenses and cost of goods sold	2,035,731	251	2,035,982
Selling, general and administrative	169,990	135	170,125
Interest	758	—	758
Intangible amortization	1,145	899	2,044

	2,207,624	1,285	2,208,909

Income from continuing operations before income taxes	54,852	(1,285)	53,567
Income taxes	18,454	(511)	17,943

Income from continuing operations	36,398	(774)	35,624
Income from discontinued operation, net of income taxes	2,560	—	2,560
Gain on sale of discontinued operation, net of income taxes	51,500	1,236	52,736

Net income	$90,458	$462	$90,920

Net income per common share — Basic
Income from continuing operations	$0.74	$(0.01)	$0.73
Income from discontinued operation	0.05	—	0.05
Gain on sale of discontinued operation	1.05	0.02	1.07

	$1.84	$0.01	$1.85

Net income per common share — Diluted
Income from continuing operations	$0.73	$(0.02)	$0.71
Income from discontinued operation	0.05	—	0.05
Gain on sale of discontinued operation	1.03	0.03	1.06

	$1.81	$0.01	$1.82

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended October 31, 2002

	As Reported	Adjustments	As Restated

	(In thousands, except per share data)
Revenues
Sales and other income	$2,068,058	$—	$2,068,058
Gain on insurance claim	10,025	—	10,025

	2,078,083	—	2,078,083

Expenses
Operating expenses and cost of goods sold	1,855,980	2,376	1,858,356
Selling, general and administrative	154,957	1,300	156,257
Interest	1,052	—	1,052
Intangible amortization	1,085	—	1,085

	2,013,074	3,676	2,016,750

Income from continuing operations before income taxes	65,009	(3,676)	61,333
Income taxes	20,951	(1,302)	19,649

Income from continuing operations	44,058	(2,374)	41,684
Income from discontinued operation, net of income taxes	2,670	—	2,670
Gain on sale of discontinued operation, net of income taxes	—	—	—

Net income	$46,728	$(2,374)	$44,354

Net income per common share — Basic
Income from continuing operations	$0.90	$(0.05)	$0.85
Income from discontinued operation	0.05	—	0.05
Gain on sale of discontinued operation	—	—	—

	$0.95	$(0.05)	$0.90

Net income per common share — Diluted
Income from continuing operations	$0.86	$(0.04)	$0.82
Income from discontinued operation	0.06	(0.01)	0.05
Gain on sale of discontinued operation	—	—	—

	$0.92	$(0.05)	$0.87

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Cash Flows Restatement

	For the Year Ended October 31, 2003

Condensed	As Reported	Adjustments	As Restated

	(In thousands)
Cash flows from operating activities:
Net income	$90,458	$462	$90,920
Less income from discontinued operation	(54,060)	(1,236)	(55,296)

Income from continuing operations	36,398	(774)	35,624
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities	17,322	774	18,096

Net cash flows from continuing operating activities	53,720	—	53,720
Net operational cash flows from discontinued operation	6,422	—	6,422

Net cash provided by operating activities	60,142	—	60,142

Cash flows from investing activities	66,054	—	66,054
Cash flows from financing activities	(34,665)	—	(34,665)

Net increase in cash and cash equivalents	91,531	—	91,531
Cash and cash equivalents beginning of year	19,416	—	19,416

Cash and cash equivalents end of year	$110,947	$—	$110,947

	For the Year Ended October 31, 2002

Condensed	As Reported	Adjustments	As Restated

	(In thousands)
Cash flows from operating activities:
Net income	$46,728	$(2,374)	$44,354
Less income from discontinued operation	(2,670)	—	(2,670)

Income from continuing operations	44,058	(2,374)	41,684
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities	55,962	2,374	58,336

Net cash flows from continuing operating activities	100,020	—	100,020
Net operational cash flows from discontinued operation	10,899	—	10,899

Net cash provided by operating activities	110,919	—	110,919

Cash flows from investing activities	(59,318)	—	(59,318)
Cash flows from financing activities	(35,226)	—	(35,226)

Net increase in cash and cash equivalents	16,375	—	16,375
Cash and cash equivalents beginning of year	3,041	—	3,041

Cash and cash equivalents end of year	$19,416	$—	$19,416

      Certain amounts in Notes 3, 4, 5, 10, 11, 12, 13, 18 and 19 have been restated to reflect the restatement adjustments described above.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INSURANCE

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

      The Company uses an independent actuary to annually evaluate the Company’s estimated claim costs and liabilities and accrues self-insurance reserves in an amount that is equal to the actuarial point estimate. (See Note 2.) The estimated liability for claims incurred but unpaid at October 31, 2004 and 2003 was $186.5 million and $148.9 million, respectively. The actuarial review completed in November 2004 indicated that there were adverse developments in the Company’s insurance reserves related to workers’ compensation claims in the State of California during the four-year period ended October 31, 2003, for which the Company recorded a charge of $17.2 million.

      As discussed in Note 2, during the fourth quarter of 2004, the Company corrected its methodology for estimating its self-insurance reserves to comply with generally accepted accounting principles. This resulted in a cumulative increase in the Company’s self-insurance reserves of $22.3 million at October 31, 2003, of which $1.5 million and $1.2 million decreased consolidated pre-tax income in 2003 and 2002, respectively. Of the $17.2 million adverse development charge, $2.5 million is attributable to the correction of methodology.

      The combined impact on the self-insurance reserves of correcting the Company’s reserving methodology and the adverse development recognized in 2004 totaled $41.6 million and consisted of the $22.3 million cumulative increase in reserves at October 31, 2003 and $19.3 million of insurance charges in 2004 included in Corporate, of which $17.2 million is attributable to the adverse development in insurance reserves.

      In connection with certain self-insurance programs, the Company had standby letters of credit at October 31, 2004 and 2003 supporting the estimated unpaid liability in the amount of $88.3 million and $67.6 million, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at October 31 consisted of the following:

	2004	2003

		As Restated

	(In thousands)
Land	$879	$876
Buildings	4,175	4,133
Transportation equipment	14,126	13,717
Machinery and other equipment	78,163	73,846
Leasehold improvements	14,307	14,170

	111,650	106,742
Less accumulated depreciation and amortization	80,296	74,754

Total	$31,354	$31,988

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL AND OTHER INTANGIBLES

      Goodwill: The changes in the carrying amount of goodwill for the years ended October 31, 2004 and 2003 were as follows (acquisitions are discussed in Note 12):

	Balance as of	Initial		Balance as of
	October 31,	Payments for	Contingent	October 31,
Segment	2003	Acquisitions	Amounts	2004

	As Restated

	(In thousands)
Janitorial	$131,258	$—	$7,963	$139,221
Parking	28,263	—	486	28,749
Security	7,806	28,991	808	37,605
Engineering	2,174	—	—	2,174
Lighting	17,356	—	390	17,746
Other	1,952	—	—	1,952

Total	$188,809	$28,991	$9,647	$227,447

	Balance as of	Initial		Balance as of
	October 31,	Payments for	Contingent	October 31,
Segment	2002	Acquisitions	Amounts	2003

		As Restated		As Restated

	(In thousands)
Janitorial	$108,698	$13,873	$8,687	$131,258
Parking	27,271	—	992	28,263
Security	7,213	—	593	7,806
Engineering	2,174	—	—	2,174
Lighting	16,701	—	655	17,356
Other	1,952	—	—	1,952

Total	$164,009	$13,873	$10,927	$188,809

      Other Intangibles: The changes in the gross carrying amount and accumulated amortization of other intangibles apart from goodwill for the years ended October 31, 2004 and 2003 were as follows (acquisitions are discussed in Note 12):

	Gross Carrying Amount				Accumulated Amortization

	October 31,			October 31,	October 31,			October 31,
	2003	Additions	Retirements	2004	2003	Additions	Retirements	2004

	As Restated				As Restated

	(In thousands)
Customer contracts and related relationships	$12,957	$8,260	$—	$21,217	$(866)	$(2,680)	$—	$(3,546)
Trademarks and trade names	300	2,700	—	3,000	(33)	(537)	—	(570)
Other (contract rights, etc.)	7,437	—	(1,376)	6,061	(3,946)	(1,302)	1,376	(3,872)

Total	$20,694	$10,960	$(1,376)	$30,278	$(4,845)	$(4,519)	$1,376	$(7,988)

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross Carrying Amount				Accumulated Amortization

	October 31,			October 31,	October 31,			October 31,
	2002	Additions	Retirements	2003	2002	Additions	Retirements	2003

		As Restated		As Restated		As Restated		As Restated

	(In thousands)
Customer contracts and related relationships	$—	$12,957	$—	$12,957	$—	$(866)	$—	$(866)
Trademarks and trade names	—	300	—	300	—	(33)	—	(33)
Other (contract rights, etc.)	7,175	262	—	7,437	(2,801)	(1,145)	—	(3,946)

Total	$7,175	$13,519	$—	$20,694	$(2,801)	$(2,044)	$—	$(4,845)

      The weighted average remaining lives as of October 31, 2004 and the amortization expense for the years ended October 31, 2004, 2003 and 2002 of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years are as follows:

	Weighted
	Average	Amortization Expense			Estimated Amortization Expense
	Remaining Life
	(Years)	2004	2003	2002	2005	2006	2007	2008	2009

		As Restated

	(In thousands)
Customer contracts and related relationships	11.5	$2,680	$866	$—	$2,886	$2,621	$2,355	$2,090	$1,825
Trademarks and trade names	4.3	537	33	—	607	540	540	540	203
Other (contract rights, etc.)	4.2	1,302	1,145	1,085	966	681	82	77	61

Total	10.0	$4,519	$2,044	$1,085	$4,459	$3,842	$2,977	$2,707	$2,089

      The customer relationship intangible assets are being amortized using the sum-of-the-years-digits method over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible asset are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Other intangible assets, consisting principally of contract rights, are being amortized over the contract periods using the straight-line method.

6.	LINE OF CREDIT FACILITY

      In April 2003, the Company increased the amount of its syndicated line of credit to $250.0 million. This line of credit will expire July 1, 2005. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of 0.00% to 0.25% or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.875% to 1.50%. The spreads for LIBOR, prime and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of 0.175%, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program and cash borrowings are considered to be outstanding amounts. As of October 31, 2004 and 2003, the total outstanding amounts under this facility were $96.5 million and $69.0 million, respectively, in the form of standby letters of credit. The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of October 31, 2004.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	EMPLOYEE BENEFIT PLANS

      The Company offers the following employee benefit plans to its employees:

401(k) Plan

      Prior to 2002, the Company had a 401(k) plan covering certain qualified non-union employees, which provided for employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allowed participants to make pre-tax contributions which the Company matched at various percentages of employee contributions depending on the particular employee group. Effective January 1, 2002, the Company amended the plan to adopt the “safe harbor” rules of 401(k) plans. These rules contain more generous company match provisions and cover many employees not previously included. As the result of the amendment of the original plan, the Company has been incurring additional costs since January 2002. A second, non-“safe harbor” 401(k) plan was adopted on that date for certain other employee groups. All amounts contributed to the plans are deposited into a trust fund administered by independent trustees.

      The Company’s matching 401(k) contributions required by the 401(k) plans for 2004, 2003 and 2002 were $5.7 million, $5.2 million and $4.2 million, respectively.

Retirement and Post-Retirement Plans

The Company has the following unfunded defined benefit plans:

      Supplemental Executive Retirement Plan. The Company has unfunded retirement agreements for approximately 55 current and former directors and senior executives, many of which are fully vested. The retirement agreements for senior executives provide for monthly benefits for ten years commencing at the later of the respective retirement dates of those executives or age 65. The benefits are accrued over the vesting period. Effective December 31, 2002, this plan was amended to preclude new participants.

      Non-Employee Director Retirement Plan. Non-employee directors who have completed at least five years of service are eligible to receive ten years of monthly retirement benefits equal to the monthly retainer fee received prior to retirement, reduced on a pro-rata basis for fewer than ten years of service. Benefit payments commence at the later of the respective retirement dates of those directors or age 62 (early retirement) or 72 (senior retirement) and ends at the earlier of the 121st month after retirement or the death of the director. The benefits are accrued over required vesting periods.

      Service Award Benefit Plan. The Company has an unfunded service award benefit plan, with a retroactive vesting period of five years. This plan is a “severance pay plan” as defined by the Employee Retirement Income Security Act (ERISA) and covers certain qualified employees. The plan provides participants, upon termination, with a guaranteed seven days pay for each year of employment subsequent to November 1, 1989. The Company, at its discretion, may also award additional days each year. Effective January 1, 2002, this plan was amended to no longer award any further days to employees. The enhancement of the 401(k) plan has replaced benefits previously provided under this plan. The Company will continue to incur interest costs related to this plan as the value of the previously earned benefits continues to increase.

The Company has the following unfunded post-retirement benefit plan:

      Death Benefit Plan. The Death Benefit Plan has a vesting period of ten years. This plan covers certain qualified employees and, upon termination on or after the employee’s 62nd birthday, provides fifty percent of the death benefit that the employee was entitled to prior to retirement subject to a maximum of $150,000. Coverage during retirement continues until death for retired employees hired before September 1, 1980. On March 1, 2003, the post-retirement death benefit for any active employees hired after September 1, 1980 was eliminated, although active employees hired before September 1, 1980 who retire on or after their 62nd birthday will continue to be covered between retirement and death. For employees hired after

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 1, 1980 and retired before March 1, 2003, the post-retirement death benefit continues until the retired employees 70th birthday.

Benefit Obligations

	Defined		Post-Retirement
	Benefit Plans at		Benefit Plan at
	October 31,		October 31,

	2004	2003	2004	2003

	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$9,370	$9,700	$4,177	$3,849
Service cost	492	317	40	51
Interest cost	759	803	275	277
Termination benefits accrued upon divestiture	—	440	—	—
Benefits paid	(942)	(1,890)	—	—

Benefit obligation at end of year	$9,679	$9,370	$4,492	$4,177

Components of Net Period Benefit Cost

      The components of net periodic benefit cost of the defined benefit retirement plans and the post-retirement benefit plan for the years ended October 31, 2004, 2003 and 2002 were:

	2004	2003	2002

	(In thousands)
Defined Benefit Plans
Service cost	$492	$317	$311
Interest	759	803	670

Net expense	$1,251	$1,120	$981

Post-Retirement Benefit Plan
Service cost	$40	$51	$170
Interest	275	277	329

Net expense	$315	$328	$499

Assumptions

      The weighted average rate assumptions used to determine benefit obligations and net periodic benefit cost for the years ended October 31, 2004, 2003 and 2002 were:

	Defined Benefit Plans			Post-Retirement Benefit Plan

	2004	2003	2002	2004	2003	2002

Discount rate	5.75%	6.67%	6.87%	5.75%	6.25%	6.75%
Rate of compensation increase	1.25%	1.38%	1.52%	3.00%	3.00%	3.00%

Estimated Future Benefit Payments

      The retirement and post-retirement benefit plans are unfunded agreements, therefore, no contributions are expected to be made.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates estimated future benefit payments, which are calculated using the same assumptions used to measure the Company’s benefit obligation and are based upon expected future service:

	Defined Benefit Plans	Post-Retirement Benefit Plan

	(In thousands)
2005	$676	$276
2006	1,351	277
2007	1,207	269
2008	1,189	272
2009	1,218	276
2010-2014	5,851	1,507

Deferred Compensation Plan

      The Company has an unfunded deferred compensation plan available to executive, management, administrative or sales employees whose annualized base salary exceeds $95,000. The plan allows employees to make pre-tax contributions from one to twenty percent of their compensation. The deferred amount earns interest equal to the prime interest rate on the last day of the calendar quarter up to six percent. If the prime rate exceeds six percent, the deferred compensation interest rate is equal to six percent plus one half of the excess over six per cent. The average interest rate credited to the deferred compensation amounts for 2004, 2003 and 2002 were 4.35%, 4.10% and 4.71%, respectively. At October 31, 2004, there were 63 active participants and 60 retired or terminated employees participating in the plan.

	2004	2003	2002

	(In thousands)
Deferred compensation liability at beginning of year	$10,315	$9,894	$9,055
Employee contributions	1,222	1,170	1,135
Interest accrued	470	414	439
Payments	(809)	(1,163)	(735)

Deferred compensation liability at end of year	$11,198	$10,315	$9,894

Pension Plan Under Collective Bargaining

      Certain qualified employees of the Company are covered under union-sponsored collectively bargained multi-employer defined benefit plans. Contributions for these plans were approximately $34.9 million, $29.2 million and $26.7 million in 2004, 2003 and 2002, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LEASE COMMITMENTS AND RENTAL EXPENSE

      The Company is contractually obligated to make future payments under noncancelable operating lease agreements for various facilities, vehicles, and other equipment. As of October 31, 2004, future minimum lease commitments under noncancelable operating leases were as follows:

(In thousands)
Fiscal Years
2005	$48,363
2006	37,172
2007	30,563
2008	25,171
2009	18,507
Thereafter	49,450

Total minimum lease commitments	$209,226

      Rental expense for continuing operations for the years ended October 31 is summarized as follows:

	2004	2003	2002

	(In thousands)
Minimum rentals under noncancelable leases	$58,239	$54,360	$51,441
Contingent rentals	32,697	34,390	35,093
Short-term rental agreements	5,966	8,175	11,076

	$96,902	$96,925	$97,610

      Contingent rentals are applicable to leases of parking lots and garages and are based on percentages of the gross receipts or other financial parameters attributable to the related facilities.

9.	CAPITAL STOCK

Common Stock

      On March 12, 2002, ABM’s Board of Directors declared a 2-for-1 split of ABM’s common stock in the form of a 100% stock dividend payable on May 7, 2002 to stockholders of record on March 29, 2002. A total of 24.9 million shares of common stock were issued in connection with the stock split. The par value of the shares was not changed from $0.01.

Treasury Stock

      On September 16, 2001, ABM’s Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s outstanding common stock at any time through December 31, 2001, which authorization was later extended through January 31, 2003. As of October 31, 2002, the Company had purchased 1.4 million shares at a cost of $23.6 million (an average price per share of $16.88). In the three months ended January 31, 2003, the Company purchased the remaining 0.6 million shares at a cost of $9.3 million (an average price per share of $15.50).

      On March 11, 2003, ABM’s Board of Directors authorized the purchase of up to 2.0 million additional shares of ABM’s outstanding common stock at any time through December 31, 2003. As of October 31, 2003, the Company purchased 1.4 million shares under this authorization at a cost of $21.1 million (an average price per share of $15.04). In the two months ended December 31, 2003, the Company purchased 0.1 million shares at a cost of $1.7 million (an average price per share of $16.90).

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 9, 2003, ABM’s Board of Directors authorized the purchase of up to 2.0 million additional shares of ABM’s outstanding common stock at any time through December 31, 2004. As of October 31, 2004, the Company had purchased 0.5 million shares under this authorization at a cost of $9.4 million (an average price per share of $18.77). No purchases were made in November and December 2004 under this authorization.

Preferred Stock

      ABM is authorized to issue 0.5 million shares of preferred stock. None of these preferred shares are currently issued.

Common Stock Rights Plan

      Under the Company’s stockholder rights plan one preferred stock purchase right (a Right) attached to each outstanding share of common stock on April 22, 1998, and a Right has attached or will attach to each subsequently issued share of common stock. The Rights are exercisable only if a person or group acquires 20% or more of ABM’s common stock (an Acquiring Person) or announces a tender offer for 20% or more of the common stock. Each Right entitles stockholders to buy one-two thousandths of a share of newly created participating preferred stock, par value $0.01 per share, of ABM at an initial exercise price of $87.50 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase, at the exercise price, common stock (or, in certain circumstances, participating preferred stock) of ABM having a market value at that time of twice the Right’s exercise price. These Rights holders would also be entitled to purchase an equivalent number of shares at the exercise price if the Acquiring Person were to control ABM’s Board of Directors and cause the Company to enter into certain mergers or other transactions. In addition, if an Acquiring Person acquired between 20% and 50% of ABM’s voting stock, ABM’s Board of Directors may, at its option, exchange one share of ABM’s common stock for each Right held (other than Rights held by the Acquiring Person). Rights held by the Acquiring Person will become void. The Theodore Rosenberg Trust and The Sydney J. Rosenberg Trust, and certain related persons, cannot be Acquiring Persons under the Rights plan, therefore, changes in their holdings will not cause the Rights to become exercisable or non-redeemable or trigger the other features of the Rights. The Rights will expire on April 22, 2008, unless earlier redeemed by the ABM’s Board of Directors at $0.005 per Right.

Stock Options

      The Company has four stock option plans which are described below.

“Time-Vested” Incentive Stock Option Plan

      In 1987, the Company adopted a stock option plan under which 2.4 million shares were reserved for grant. In March 1994, this plan was amended to reserve an additional 2.0 million shares. In March 1996, the plan was amended again to reserve another 4.0 million shares. The options become exercisable at a rate of 20% per year beginning one year after date of grant and terminate no later than 10 years plus one month after date of grant. Options which terminate without being exercised may be reissued. At October 31, 2004, 0.8 million shares remained available for grant.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Transactions under this plan are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Balance October 31, 2001	3,166,000	$11.14
Granted (Weighted average fair value of $4.56)	313,000	$14.94
Exercised	(505,000)	$8.48
Forfeitures	(346,000)	$13.00

Balance October 31, 2002	2,628,000	$11.86
Granted (Weighted average fair value of $3.15)	483,000	$14.88
Exercised	(381,000)	$7.35
Forfeitures	(100,000)	$15.35

Balance October 31, 2003	2,630,000	$12.93
Granted (Weighted average fair value of $4.04)	266,000	$16.62
Exercised	(399,000)	$10.14
Forfeitures	(119,000)	$15.38

Balance October 31, 2004	2,378,000	$13.69

						Exercisable at
			Outstanding at October 31, 2004			October 31, 2004

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Number of	Contractual	Exercise	Number of	Exercise
Range of Prices			Options	Life (Years)	Price	Options	Price

$5.63	-	$6.66	56,000	0.9	$6.51	56,000	$6.51
$8.72	-	$14.11	932,000	4.0	$11.07	738,000	$10.63
$14.70	-	$20.40	1,390,000	6.9	$15.74	582,000	$15.83

Total			2,378,000	5.6	$13.69	1,376,000	$12.66

“Price-Vested” Performance Stock Option Plans

      In December 1996, the Company adopted a stock option plan (the 1996 Plan) under which 3.0 million shares have been reserved. In December 2001, the Company adopted an additional but substantially similar plan (the 2002 Plan) under which 4.0 million shares were reserved for grant under the plan. The options expire ten years after the date of grant and any options which terminate without being exercised may be reissued. Each option has a pre-defined vesting price which provides for accelerated vesting. If, during the first four years, the stock price achieved and maintained a set price for ten out of thirty consecutive trading days, the options associated with the price would vest. The prices established were $12.50, $15.00, $17.50 and $20.00 in the 1996 Plan. On September 10, 2002, the Board of Directors established accelerated vesting prices of $20.00, $22.50, $25.00 and $27.50 for the 2002 Plan. On December 6, 2004, the Compensation Committee of ABM’s Board of Directors approved an amendment to the 2002 Plan to raise the accelerated vesting prices to $22.50, $25.00, $27.50, and $30.00. This change is effective for grants on and after December 6, 2004. The 1996 Plan and 2002 Plan provide that 25% of the options granted will vest at each price point. If, at the end of four years, any of the stock price performance targets were not achieved, then the remaining options would vest at the end of eight years from the date the options were granted. Options vesting during the first year

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following grant do not become exercisable until after the first anniversary of grant. At October 31, 2004, 0.2 million and 2.7 million shares remained available for grant under the 1996 Plan and the 2002 Plan, respectively.

      Transactions under these plans are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Balance October 31, 2001	2,060,000	$11.89
Granted (Weighted average fair value of $6.09)	1,190,000	$16.67
Exercised	(130,000)	$13.89
Forfeitures	(60,000)	$10.06

Balance October 31, 2002	3,060,000	$13.70
Granted (Weighted average fair value of $3.60)	231,000	$14.59
Exercised	(130,000)	$10.09
Forfeitures	(150,000)	$16.29

Balance October 31, 2003	3,011,000	$13.79
Granted (Weighted average fair value of $5.52)	85,000	$18.10
Exercised	(270,000)	$11.86
Forfeitures	(60,000)	$13.48

Balance October 31, 2004	2,766,000	$14.12

						Exercisable at
			Outstanding at October 31, 2004			October 31, 2004

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Number of	Contractual	Exercise	Number of	Exercise
Range of Prices			Options	Life (Years)	Price	Options	Price

$10.00	-	$10.38	980,000	2.4	$10.04	650,000	$10.03
$13.20	-	$20.40	1,786,000	7.4	$16.37	785,000	$16.08

Total			2,766,000	5.6	$14.12	1,435,000	$13.34

Executive Stock Option Plan (aka “Age-Vested” Career Stock Option Plan)

      In 1984, the Company adopted a stock option plan whereby 1.36 million shares were reserved for grant. In March 1996, another 2.0 million shares were reserved for grant under the plan. As amended on December 20, 1994, options which have been granted at fair market value are 50% exercisable when the option holders reach their 61st birthdays and the remaining 50% will vest on their 64th birthdays. To the extent vested, the options may be exercised at any time prior to one year after termination of employment. On December 9, 2003, ABM’s Board of Directors amended and restated the plan to provide that no further grants may be made under the Plan. At the time of this amendment, 1.0 million shares were available for grant under the plan. These shares, as well as any shares related to options that are cancelled without being exercised, will no longer be reserved for issuance under the plan.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Transactions under this plan are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Balance October 31, 2001	1,834,000	$11.50
Granted (Weighted average fair value of $6.29)	155,000	$15.38
Exercised	(79,000)	$10.40
Forfeitures	(139,000)	$13.84

Balance October 31, 2002	1,771,000	$11.72
Granted	—	—
Exercised	(30,000)	$8.70
Forfeitures	(190,000)	$15.34

Balance October 31, 2003	1,551,000	$11.31
Granted	—	—
Exercised	(134,000)	$8.36
Forfeitures	(39,000)	$14.04

Balance October 31, 2004	1,378,000	$11.52

				Exercisable at
	Outstanding at October 31, 2004			October 31, 2004

		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number of	Contractual	Exercise	of	Exercise
Range of Prices	Options	Life (Years)	Price	Options	Price

$ 2.86	256,000	2.2	$2.86	80,000	$2.86
$ 5.63 - $ 9.72	152,000	5.9	$6.03	22,000	$5.63
$10.38	92,000	14.9	$10.38	3,000	$10.38
$14.70 - $18.30	878,000	10.5	$15.12	160,000	$14.74

	1,378,000	8.8	$11.52	265,000	$10.35

Employee Stock Purchase Plan

      In 1985, the Company adopted an employee stock purchase plan under which sale of 10.0 million shares of its common stock was authorized. In March 1996 and 1999, sales of an additional 2.4 million shares each were authorized, and again in March 2001, 2.4 million additional shares were authorized under this plan. The purchase price of the shares under the plan was the lesser of 85% of the fair market value at the commencement of each plan year or 85% of the fair market value on the date of purchase. Employees could designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit.

      The weighted average fair values of the purchase price rights granted in 2004, 2003, and 2002 were $4.29, $4.16 and $3.85, respectively. During 2004, 2003 and 2002, the number of shares of stock issued under the plan were 0.1 million, 0.9 million and 0.9 million, respectively; and were issued at weighted average prices of $11.72, $12.20 and $13.36, respectively. The aggregate purchases for 2004, 2003 and 2002, were $1.0 million, $11.1 million and $11.6 million, respectively. The plan terminated upon issue of all available shares in November 2003.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 9, 2004, the stockholders of ABM approved the 2004 Employee Stock Purchase Plan under which an aggregate of 2.0 million shares may be issued. The participant’s purchase price is 85% of the lower of the fair market value of ABM’s stock on the first day of each six-month period in the fiscal year (i.e., May and November, or in the case of the first offering period, the price on August 1, 2004) or the last trading day of each month. The first offering period was a three-month period which commenced on August 1, 2004. The second offering period commenced on November 1, 2004. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase.

      The weighted average fair value of the purchase rights granted in 2004 under the new plan was $3.41. During 2004, 0.1 million shares of stock was issued under the plan at a weighted average price of $15.25. The aggregate purchase for 2004 was $1.2 million. At October 31, 2004, 1.9 million shares remained unissued under the plan.

10.	STOCK-BASED COMPENSATION

      The Company accounts for stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s application of APB Opinion No. 25 does not result in compensation cost because the exercise price of the options is equal to the fair value of the stock at the grant date. Under the intrinsic value method, if the fair value of the stock is greater than the exercise price at grant date, the excess is amortized to compensation expense over the estimated service life of the recipient.

      As all options granted since October 31, 1995 had exercise prices equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income for the years ended October 31, 2004, 2003 and 2002. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding employee options granted after October 31, 1995 using the retroactive restatement method:

	2004	2003	2002

		As Restated	As Restated

	(In thousands except per share amounts)
Net income, as reported	$30,473	$90,920	$44,354
Deduct: Stock-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	1,979	3,591	3,941

Net income, pro forma	$28,494	$87,329	$40,413

Net income per common share — Basic
As reported	$0.63	$1.85	$0.90
Pro forma	$0.59	$1.78	$0.82
Net income per common share — Diluted
As reported	$0.61	$1.82	$0.87
Pro forma	$0.58	$1.75	$0.79

      For purposes of calculating the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, the fair value of stock-based awards to employees, including purchase rights issued under the Employee Stock Purchase Plan, is calculated through the use of option pricing models. The use of these models requires subjective assumptions, including future stock price volatility and expected time to exercise, which can have a significant effect on the calculated values. The

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002

Expected life from the date of grant	7.4 years	7.4 years	9.7 years
Expected stock price volatility average	24.9%	23.0%	32.5%
Expected dividend yield	2.3%	2.6%	2.2%
Risk-free interest rate	3.7%	3.3%	4.4%
Weighted average fair value of grants	$4.40	$3.21	$5.82

      The Company’s pro forma calculations are based on a single option valuation approach. The computed pro forma fair value of the options awards are amortized over the required vesting periods. For purposes of the pro forma calculations, should options vest earlier, the remaining unrecognized value is recognized immediately and stock option forfeitures are recognized as they occur.

      As discussed in Note 1, in December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123 and supercedes APB Opinion No. 25.

11.	INCOME TAXES

      The income taxes provision for continuing operations is made up of the following components for each of the years ended October 31:

	2004	2003	2002

		As Restated	As Restated

	(In thousands)
Current
Federal	$23,177	$22,402	$19,408
State	4,889	2,044	2,887
Foreign	85	109	63
Deferred
Federal	(7,633)	(6,137)	(3,745)
State	(4,629)	(475)	1,036

	$15,889	$17,943	$19,649

      Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. statutory rates to pre-tax income from continuing operations as a result of the following for the years ended October 31:

	2004	2003	2002

		As Restated	As Restated
Statutory rate	35.0%	35.0%	35.0%
State and local taxes on income, net of federal tax benefit	4.3%	3.2%	3.1%
Tax credits	(6.3)%	(5.8)%	(6.4)%
Tax liability no longer required	—	—	(2.4)%
Nondeductible expenses and other — net	1.3%	1.1%	2.7%

	34.3%	33.5%	32.0%

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31 are presented below:

	2004	2003

		As Restated

	(In thousands)
Deferred tax assets:
Self-insurance claims	$73,352	$56,874
Deferred and other compensation	17,391	14,441
Bad debt allowance	3,528	2,421
State taxes	785	2,469
Other	5,099	7,241

Total gross deferred tax assets	100,155	83,446

Deferred tax liabilities:
Goodwill and other acquired intangibles	(8,526)	(3,454)
Deferred software development cost	(1,909)	(2,534)

Total gross deferred tax liabilities	(10,435)	(5,988)

Net deferred tax assets	$89,720	$77,458

      Management has determined that it is more likely than not that the total net deferred tax asset will be realized.

12.	ACQUISITIONS

      Acquisitions have been accounted for using the purchase method of accounting. The operating results generated by the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price (including contingent amounts) over fair value of the net tangible and intangible assets acquired is included in goodwill. Most purchase agreements provide for initial payments and contingent payments based on the annual pre-tax income or other financial parameters for subsequent periods ranging generally from two to five years.

      Cash paid for acquisitions, including initial payments and contingent amounts based on subsequent earnings, was $54.2 million, $40.6 million and $52.4 million in the years ended October 31, 2004, 2003 and 2002, respectively. Of those payment amounts, $9.9 million, $10.9 million and $8.1 million were the contingent amounts paid in the years ended October 31, 2004, 2003 and 2002, respectively, on earlier acquisitions as provided by the respective purchase agreements. Of the $9.9 million paid in 2004, $0.3 million was added to other intangibles and $9.6 million to goodwill. All amounts paid in 2003 and 2002 were added to goodwill. In addition, shares of ABM’s common stock with a fair market value of $1.4 million at the date of issuance were issued in 2002. The common stock issuance in 2002 was the final payment made under the contingent payment provisions of a 1997 acquisition.

      The Company made the following acquisitions during the year ended October 31, 2004:

      On March 15, 2004, the Company acquired substantially all of the operating assets of Security Services of America, LLC (SSA), a North Carolina limited liability company and wholly-owned subsidiary of SSA Holdings II, LLC. SSA, also known as “Silverhawk Security Specialists” and “Elite Protection Services,” provided full service private security and investigative services to a diverse client base that includes small, medium and large businesses throughout the Southeast and Midwest regions of the United States. The total acquisition cost included an initial cash payment of $40.7 million, net of liabilities assumed totaling

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.3 million, plus contingent payments equal to 20% to 25% of adjusted earnings before interest and taxes, depending upon the level of actual earnings, for each of the years in the five-year period following the date of acquisition. Of the total purchase price, $7.1 million was allocated to customer relationship intangible asset and $2.7 million to trademarks and trade names. Additionally, $2.2 million of the total purchase price was allocated to fixed and other tangible assets and $29.0 million to goodwill.

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

      Acquisitions made during the year ended October 31, 2003 were as follows:

      On January 31, 2003, the Company acquired the commercial self-performed janitorial cleaning operations of Horizon, a provider of janitorial services based in Red Bank, New Jersey. Assets acquired by the Company included key customer accounts in the eastern, mid-western and south central United States. The total adjusted acquisition cost was $14.7 million, which included the assumption of payroll-related liabilities totaling $0.2 million. Of the total adjusted acquisition cost, $12.9 million was originally allocated to goodwill and $1.8 million to fixed and other assets at the time of acquisition. As a result of the restatement of the year ended October 31, 2003 to reflect the adoption of EITF 02-17, $4.2 million of the $12.9 million goodwill was re-allocated to other intangibles. (See Note 2.)

      On April 30, 2003, the Company acquired selected assets of Valet, a provider of parking services based in Culver City, California. The total acquisition cost included an initial cash payment of $1.7 million, substantially all of which was allocated to goodwill, plus annual contingent payments of $0.3 million for the three years subsequent to the acquisition date, if specified levels of variable gross profits from the acquired operations are maintained. As a result of the restatement of the year ended October 31, 2003 to reflect the adoption of EITF 02-17, the $1.7 million previously allocated to goodwill was re-allocated to other intangibles. (See Note 2.)

      On August 29, 2003, the Company acquired substantially all of the assets and operations of HGO, a provider of janitorial services based in King of Prussia, Pennsylvania. Assets acquired by the Company include key customer accounts in the greater Philadelphia metropolitan area, including locations in New Jersey and Delaware. The total acquisition cost was $12.8 million, plus annual contingent amounts of approximately $1.1 million for the three years subsequent to the acquisition date if specified levels of customer accounts are retained, and additional annual contingent amounts for the three years subsequent to the acquisition date if financial performance exceeds agreed-upon levels. Of the total initial acquisition cost, $12.4 million was originally allocated to goodwill and $0.4 million to fixed and other assets at the time of acquisition. Contingent amounts, if paid, will be allocated to goodwill. As a result of the restatement of 2003 to reflect the adoption of EITF 02-17, $7.4 million of the $12.4 million goodwill was re-allocated to other intangibles. (See Note 2.)

      Acquisitions made during the year ended October 31, 2002 were as follows:

      The Company acquired the service contracts and selected assets of Triumph Security Corporation and Triumph Cleaning Corporation (collectively, Triumph) with customers located in New York City effective January 26 and 28, 2002, respectively.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On July 12, 2002, the Company acquired the operations of Lakeside Building Maintenance, Inc. and an affiliated company (collectively, Lakeside) with customers located in Chicago, Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Louisville, Milwaukee, Nashville and St. Louis. The total down payment acquisition cost was $41.1 million, which included the assumption of liabilities totaling $4.2 million. Of the down payment, $39.5 million was allocated to goodwill. Contingent amounts are payable over a three-year period commencing July 13, 2002. The first two annual payments were equal to fifty percent of Lakeside’s Adjusted Earnings Before Interest Taxes Depreciation and Amortization for each year of the two-year period following the acquisition, while the final payment will be equal to $5.3 million provided that the sellers, including managers now employed by the Company, fulfill the other terms and conditions of the asset purchase agreement. The asset purchase agreement was amended in 2004 to eliminate a sales level requirement to better align Lakeside management with ABM Janitorial in the renewal of customer contracts.

      The following pro forma information represents Lakeside’s results of operations for the period November 1, 2001 through July 12, 2002. The actual results of operations of Lakeside for the period July 13, 2002 through October 31, 2002 are included in the Company’s results of operations for the year ended October 31, 2002.

	2002

	ABM	Lakeside	Proforma

	As Restated	Unaudited	Unaudited

	(In thousands, except per share data)
Revenues	$2,076,783	$113,460	$2,190,243
Operating and SG&A expense	2,014,398	106,413	2,120,811
Interest expense	1,052	1,365	2,417

Total expenses	2,015,450	107,778	2,123,228

Income from continuing operations before income taxes	61,333	5,682	67,015
Income taxes	19,649	2,063	21,712

Net income from continuing operations	$41,684	$3,619	$45,303

Net income per common share from continuing operations
Basic	$0.85	—	$0.92
Diluted	$0.82	—	$0.89
Average common shares outstanding
Basic	49,116	—	49,116
Diluted	51,015	—	51,015

      Due to the size of the other acquisitions, pro forma information is not included in the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	DISCONTINUED OPERATION

      On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator Services, Inc., a wholly-owned subsidiary of ABM that represented the Company’s Elevator segment, to Otis Elevator Company, a wholly-owned subsidiary of United Technologies Corporation (Otis Elevator). The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a perpetual license to the name “Amtech Elevator Services.” The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. The Company realized a gain on the sale of $52.7 million, which is net of $32.7 million of income taxes, of which $30.5 million was paid with the extension of the federal and state income tax returns on January 15, 2004.

      The operating results and cash flows of the Elevator segment have been reported as discontinued operation in the accompanying consolidated financial statements. Income taxes have been allocated using the estimated combined federal and state tax rates applicable to Elevator for each of the periods presented.

      The operating results of the discontinued operation for the years ended October 31, 2003 and 2002 are shown below. Operating results for 2003 are for the period beginning November 1, 2002 through the date of sale, August 15, 2003.

	2003	2002

	(In thousands)
Revenues	$88,147	$113,874

Income before income taxes	4,142	4,319
Income taxes	1,582	1,649

Net income	$2,560	$2,670

      Assets and liabilities of the discontinued operation were as follows at August 15, 2003 (the date of sale):

August 15, 2003

(In thousands)
Trade accounts receivable, net	$17,432
Inventories	6,634
Prepaid expenses and other current assets	518
Property, plant and equipment, net	362
Goodwill	3,907
Other assets	48

Total assets	28,901

Trade accounts payable	2,909
Accrued liabilities:
Compensation	2,059
Taxes — other than income	337
Other	2,564

Total liabilities	7,869

Net assets	$21,032

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      In September 1999, a former employee filed a gender discrimination lawsuit against ABM in the state of Washington. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court, in the case named Forbes v. ABM, awarded $4.0 million in damages. The court later awarded costs of $0.7 million to the plaintiff, pre-judgment interest in the amount of $0.3 million and an additional $0.8 million to mitigate the federal tax impact of the plaintiff’s award. The U.S. Supreme Court is currently deciding whether courts are permitted to award any amounts for mitigation for federal tax consequences in wrongful termination cases. ABM is appealing the jury’s verdict and the award of costs to the State Court of Appeals on the grounds that it was denied a fair trial and that Forbes failed to prove that ABM engaged in discrimination or retaliation. ABM has stayed enforcement of the judgment by procuring a $7.0 million letter of credit. Interest on the judgment is assessed at 2% above the U.S. Treasury Bill rate. ABM believes that the award against ABM was excessive and that the verdict was inconsistent with the law and the evidence. Because ABM believes that the judgment will be reversed upon appeal and that it will prevail in a new trial, ABM has not recorded any liability in its financial statements associated with the judgment. However, there can be no assurance that ABM will prevail in this matter. As of October 31, 2004, ABM had incurred and recorded legal fees of $0.3 million associated with the appeal. These fees, which include the cost of a new trial, are expected to total approximately $0.5 million. In addition, ABM will incur annual fees of approximately 1% of the amount of the letter of credit. Oral arguments are scheduled for February 17, 2005.

      ABM and some of its subsidiaries have been named defendants in certain other litigation arising in the ordinary course of business. In the opinion of management, based on advice of legal counsel, such matters should have no material effect on the Company’s financial position, results of operations or cash flows.

16.	GUARANTEES AND INDEMNIFICATION AGREEMENTS

      We have applied the measurement and disclosure provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” to our agreements that contain guarantee and certain indemnification clauses. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of October 31, 2003 and 2004, we did not have any material guarantees that were issued or modified subsequent to December 31, 2002.

      However, the Company is party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters. Primarily, these agreements are standard indemnification arrangements in its ordinary course of business. Pursuant to these arrangements, the Company may agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally its customers, in connection with any claims arising out of the services that the Company provides. The Company also incurs costs to defend lawsuits or settle claims related to these indemnification arrangements and in most cases these costs are paid from its insurance program. The term of these indemnification arrangements is generally perpetual. Although the Company attempts to place limits on this indemnification reasonably related to the size of the contract, the maximum obligation is not always

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

explicitly stated and, as a result, the maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable.

      ABM’s certificate of incorporation and bylaws may require it to indemnify Company directors and officers against liabilities that may arise by reason of their status as such and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified. ABM has also entered into indemnification agreements with its directors to this effect. The overall amount of these obligations cannot be reasonably estimated, however, the Company believes that any loss under these obligations would not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company currently has directors’ and officers’ insurance.

17.	SUBSEQUENT EVENTS

      On November 1, 2004, the Company acquired substantially all of the operating assets of Sentinel Guard Systems (Sentinel), a Los Angeles-based company, from Tracerton Enterprises, Inc. Sentinel, with annual revenues in excess of $13.0 million, was a provider of security officer services primarily to high-rise, commercial and residential structures. In addition to its Los Angeles business, Sentinel also operated an office in San Francisco. Sentinel operations have been merged into the Company’s American Commercial Security Services California operations. Under this transaction, the Company acquired customer accounts receivable and other assets of approximately $1.3 million and assumed liabilities of approximately $1.7 million. The consideration paid by the Company included an initial payment of $3.4 million in shares of ABM’s common stock. Additional consideration includes contingent payments, based on achieving certain revenue and profitability targets over a three-year period, estimated to be between $0.5 million and $0.75 million per year, payable in shares of ABM’s common stock.

      On December 22, 2004, the Company acquired the operating assets of Colin Service Systems, Inc., (Colin Service), a facility services company based in New York, for an initial payment of approximately $13.6 million in cash. Under certain conditions, additional consideration may include an estimated $1.9 million payment upon the collection of the acquired receivables and three annual contingent cash payments each for approximately $1.1 million, which are based on achieving annual revenue targets over a three-year period. With annual revenues in excess of $70 million, Colin Service is a provider of professional onsite management, commercial office cleaning, specialty cleaning, snow removal and engineering services. Under the transaction, the Company also acquired customer accounts receivable of $7.8 million and other operating assets. With the exception of office leases, the Company did not assume any of Colin Service’s liabilities.

18.	SEGMENT INFORMATION

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

      The Company is currently organized into seven separate operating segments. Under the criteria of SFAS No. 131, Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. Mechanical and Facility Services are included in the Other segment. Substantially all of the operating assets of the Elevator segment were sold on August 15, 2003 and its operating results are reported separately under discontinued operation. (See Note 13.) All segments are distinct business units. They are managed separately because of their unique services, technology and marketing requirements. Nearly 100% of the operations and related sales are within the United States and no single customer accounts for more than 5% of sales.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Corporate expenses are not allocated. The unallocated corporate expenses include the $17.2 million adverse development charge in 2004 and $2.1 million, $1.5 million and $1.2 million insurance restatement adjustments for 2004, 2003 and 2002, respectively, (see Notes 2 and 3) and centralization of marketing and sales expenses. While virtually all insurance claims arise from the operating segments, this adjustment was recorded as unallocated corporate expense. Had the Company allocated the insurance charge among the segments, the reported pre-tax operating profits of the segments, as a whole, would have been reduced by $19.3 million, $1.5 million and $1.2 million for 2004, 2003 and 2002, respectively, with an equal and offsetting change to unallocated corporate expenses and therefore no change to consolidated pre-tax earnings.

								Assets
								Held for	Consolidated
	Janitorial	Parking	Security	Engineering	Lighting	Other	Corporate	Sale	Totals

	(In thousands)
Year ended October 31, 2004
Sales and other income	$1,442,901	$384,547	$224,715	$200,771	$112,074	$49,459	$1,756	$—	$2,416,223

Operating profit	$60,574	$9,514	$9,002	$11,976	$2,822	$1,486	$(47,996)		$47,378
Interest expense	—	—	—	—	—	—	(1,016)	—	(1,016)

Income from continuing operations before income taxes	$60,574	$9,514	$9,002	$11,976	$2,822	$1,486	$(49,012)	$—	$46,362

Identifiable assets	$383,566	$78,548	$90,627	$38,159	$85,411	$14,997	$151,216	$—	$842,524

Depreciation expense	$5,237	$1,092	$552	$34	$1,578	$134	$4,521	$—	$13,148

Intangible amortization expense	$2,766	$706	$929	$—	$—	$118	$—	$—	$4,519

Capital expenditures	$5,795	$1,085	$182	$81	$1,524	$38	$2,792	$—	$11,497

Year ended October 31, 2003 (As Restated)
Sales and other income	$1,368,282	$380,576	$159,670	$180,230	$127,539	$45,394	$785	$—	$2,262,476

Operating profit(1)	$53,899	$6,238	$6,485	$9,925	$5,646	$1,337	$(29,205)	$—	$54,325
Interest expense	—	—	—	—	—	—	(758)	—	(758)

Income from continuing operations before income taxes(1)	$53,899	$6,238	$6,485	$9,925	$5,646	$1,337	$(29,963)	$—	$53,567

Identifiable assets(1)	$363,004	$78,185	$35,828	$35,728	$80,211	$13,909	$197,441	$—	$804,306

Depreciation expense(1)	$5,425	$1,368	$268	$59	$1,584	$176	$4,939	$—	$13,819

Intangible amortization expense(1)	$1,488	$415	$—	$—	$—	$141	$—	$—	$2,044

Capital expenditures	$5,017	$1,228	$109	$18	$1,551	$91	$3,607	$—	$11,621

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Assets
								Held for	Consolidated
	Janitorial	Parking	Security	Engineering	Lighting	Other	Corporate	Sale	Totals

	(In thousands)
Year ended October 31, 2002 (As Restated)
Sales and other income	$1,197,035	$363,511	$140,569	$173,561	$130,858	$61,963	$561	$—	$2,068,058
Gain on insurance claim(1)	—	—	—	—	—	—	10,025	—	10,025

Total revenues(1)	$1,197,035	$363,511	$140,569	$173,561	$130,858	$61,963	$10,586	$—	$2,078,083

Operating profit(1)	$51,837	$6,948	$5,639	$10,033	$8,261	$(1,190)	$(29,168)	$—	$52,360
Gain on insurance claim(1)	—	—	—	—	—	.	10,025	—	10,025
Interest expense	—	—	—	—	—	—	(1,052)	—	(1,052)

Income from continuing operations before income taxes(1)	$51,837	$6,948	$5,639	$10,033	$8,261	$(1,190)	$(20,195)	$—	$61,333

Identifiable assets(1)	$335,114	$80,889	$31,295	$32,435	$82,197	$15,080	$103,404	$32,136	$712,550

Depreciation expense(1)	$5,091	$1,764	$304	$85	$1,725	$240	$4,661	$—	$13,870

Intangible amortization expense	$700	$244	$—	$—	$—	$141	$—	$—	$1,085

Capital expenditures	$3,643	$1,119	$289	$39	$722	$141	$1,392	$—	$7,345

(1)	See Note 2.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Quarter

	First	Second	Third	Fourth	Year

	(In thousands, except per share amounts)
Nine months ended July 31, 2004, as reported
Sales and other income	$570,823	$590,345	$623,773
Gross profit from continuing operations	$53,988	$57,221	$68,425
Net income from continuing operations	$7,156	$6,784	13,394
Net income per common share — Basic	$0.15	$0.14	$0.27
Net income per common share — Diluted	$0.14	$0.14	$0.27
Year ended October 31, 2004, as restated
Sales and other income	$570,823	$590,345	$623,773	$631,282	$2,416,223
Gross profit from continuing operations	$53,364	$56,787	$67,817	$50,596	$228,564
Net income from continuing operations	$6,335	$7,340	$13,148	$3,650	$30,473
Net income per common share — Basic	$0.13	$0.15	$0.27	$0.08	$0.63
Net income per common share — Diluted	$0.13	$0.15	$0.26	$0.07	$0.61
Year ended October 31, 2003, as reported
Sales and other income	$552,444	$562,537	$569,093	$578,402	$2,262,476
Gross profit from continuing operations	$48,391	$57,330	$57,373	$63,651	$226,745
Net income from continuing operations	$3,750	$9,248	$10,556	$12,844	$36,398
Net income from discontinued operation	588	644	1,182	146	2,560
Net gain on sale of discontinued operation	—	—	—	51,500	51,500

	$4,338	$9,892	$11,738	$64,490	$90,458

Net income per common share — Basic Income from continuing operations	$0.08	$0.19	$0.21	$0.26	$0.74
Income from discontinued operation	0.01	0.01	0.03	—	0.05
Gain on sale of discontinued operation	—	—	—	1.05	1.05

	$0.09	$0.20	$0.24	$1.31	$1.84

Net income per common share — Diluted Income from continuing operations	$0.08	$0.18	$0.21	$0.26	$0.73
Income from discontinued operation	0.01	0.02	0.02	—	0.05
Gain on sale of discontinued operation	—	—	—	1.03	1.03

	$0.09	$0.20	$0.23	$1.29	$1.81

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Quarter

	First	Second	Third	Fourth	Year

	(In thousands, except per share amounts)
Year ended October 31, 2003, as restated
Sales and other income	$552,444	$562,537	$569,093	$578,402	$2,262,476
Gross profit from continuing operations	$49,279	$57,075	$56,744	$63,396	$226,494
Net income from continuing operations	$4,319	$8,972	$10,015	$12,318	$35,624
Net income from discontinued operation	588	644	1,182	146	2,560
Net gain on sale of discontinued operation	—	—	—	52,736	52,736

	$4,907	$9,616	$11,197	$65,200	$90,920

Net income per common share — Basic Income from continuing operations	$0.09	$0.19	$0.20	$0.25	$0.73
Income from discontinued operation	0.01	0.01	0.03	—	0.05
Gain on sale of discontinued operation	—	—	—	1.07	1.07

	$0.10	$0.20	$0.23	$1.32	$1.85

Net income per common share — Diluted Income from continuing operations	$0.09	$0.18	$0.20	$0.24	$0.71
Income from discontinued operation	0.01	0.01	0.02	0.01	0.05
Gain on sale of discontinued operation	—	—	—	1.06	1.06

	$0.10	$0.19	$0.22	$1.31	$1.82

See Note 2.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

      Disclosure Controls and Procedures. In connection with the audit of the Company’s consolidated financial statements for the year ended October 31, 2004, the Company’s management and independent registered public accounting firm, KPMG LLP, reported to the Company’s Audit Committee of the Board of Directors the identification of a “material weakness” (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in internal control over financial reporting. The material weakness identified related to the Company’s historical accounting for the Company’s self-insurance reserves, which did not recognize that the actuarially calculated point estimate contained in the independent actuarial reports on which such self-insurance reserves were based was considered a better estimate of the Company’s self-insurance liability under SFAS No. 5, “Accounting for Contingencies” and Financial Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” and would have been the correct liability amount to record. The result of this error was restatement of the Company’s prior period financial statements presented in this Annual Report on Form 10-K. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 of Notes to Consolidated Financial Statements.

      During the year ended October 31, 2004, the Company has taken steps to strengthen its control processes to guard against the improper application of generally accepted accounting principles (“GAAP”). Among other things, the Company has recently hired another Corporate Assistant Controller whose primary responsibility is implementing new accounting pronouncements, including monitoring recent publications on new and developing standards and pronouncements by the Public Company Accounting Oversight Board, Financial Accounting Standards Board, Emerging Issues Task Force and the American Institute of Certified Public Accountants. In particular response to the material weakness, the Company will verify the then-applicable GAAP requirements in respect of the establishment of such self-insurance reserves before defining the requirements of each annual independent actuarial report, such that the contents of the report clarify and support the appropriate GAAP requirements. Additionally, the independent actuary will make a formal presentation of its findings to the Audit Committee in a regularly scheduled quarterly meeting attended by the Company’s independent auditor. The Company believes that these efforts have addressed the material weakness that affected internal control over financial reporting for the year ended October 31, 2004 and the years that have been restated.

      As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation and the identification of the material weakness described above, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K these controls and procedures were not adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These officers believe, however, that the actions taken to improve its disclosure controls and procedures and address the material weakness, particularly those described above, should be adequate to provide reasonable assurance that these objectives can be achieved in the future. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.

      Certificates with respect to disclosure controls and procedures by ABM’s Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a) of the Exchange Act are attached to this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

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

ITEM 9B.	OTHER INFORMATION

      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item regarding ABM’s executive officers is included in Part I under “Executive Officers of the Registrant.” The information required by this item regarding ABM’s directors is incorporated by reference from the information set forth under the caption “Proposal 1 — Election of Directors” in the Proxy Statement to be used by ABM in connection with its 2005 Annual Meeting of Stockholders.

      The information required by this item regarding ABM’s Audit Committee and audit committee financial expert is incorporated by reference from the information set forth under the caption “Corporate Governance — Audit Committee” in the Proxy Statement to be used by ABM in connection with its 2005 Annual Meeting of Stockholders. The information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information set forth under the caption “Principal Stockholders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used by ABM in connection with its 2005 Annual Meeting of Stockholders.

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

      ABM’s common stock is listed on the New York Stock Exchange. As a result, ABM’s Chief Executive Officer is required to make and he has made on April 4, 2004, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the New York Stock Exchange Listed Company Manual stating that he was not aware of any violations by the Company of the New York Stock Exchange corporate governance listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference from the information set forth under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors” contained in the Proxy Statement to be used by ABM in connection with its 2005 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Principal Stockholders” contained in the Proxy Statement to be used by ABM in connection with its 2005 Annual Meeting of Stockholders.

      The following tables provides information regarding the Company’s equity compensation plans as of October 31, 2004:

	Number of	Weighted-	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued upon	Exercise Price	Future Issuance Under
	Exercise of	of Outstanding	Equity Compensation
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Securities Reflected in
	and Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
“Time-Vested” Incentive Stock Option Plan	2,378,000	$13.69	779,000
“Price-Vested” Performance Stock Option Plans	2,766,000	14.12	2,965,000
“Age-Vested” Career Stock Option Plan	1,378,000	11.52	—
Employee Stock Purchase Plan	—	—	1,900,000
Equity compensation plans not approved by security holders:	—	—	—

Total	6,522,000	$13.41	5,644,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference from the information set forth under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors” contained in the Proxy Statement to be used by ABM in connection with its 2005 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is incorporated by reference from the information set forth under the caption “Audit-Related Matters” contained in the Proxy Statement to be used by ABM in connection with its 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements of ABM Industries Incorporated and Subsidiaries:
Independent Auditors’ Report
Consolidated Balance Sheets — October 31, 2004 and 2003
Consolidated Statements of Income — Years ended October 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended October 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows — Years ended October 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements.
2.	Consolidated Financial Statement Schedule of ABM Industries Incorporated and Subsidiaries:
Schedule II — Consolidated Valuation Accounts — Years ended October 31, 2004, 2003 and 2002.

      All other schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto.

      (b) Exhibits:

See Exhibit Index.

      (c) Additional Financial Statements:

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

January 14, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henrik C. Slipsager

Henrik C. Slipsager,
President, Chief Executive Officer and Director
(Principal Executive Officer)

January 14, 2005

/s/ George B. Sundby	/s/ Maria De Martini

George B. Sundby	Maria De Martini
Executive Vice President and	Vice President, Controller and
Chief Financial Officer	Chief Accounting Officer
(Principal Financial Officer)	(Principal Accounting Officer)
January 14, 2005	January 14, 2005

/s/ Linda Chavez	/s/ Luke S. Helms

Linda Chavez, Director	Luke S. Helms, Director
January 14, 2005	January 14, 2005

/s/ Maryellen C. Herringer	/s/ Charles T. Horngren

Maryellen C. Herringer, Director	Charles T. Horngren, Director
January 14, 2005	January 14, 2005

/s/ Henry L. Kotkins, Jr.	/s/ Martinn H. Mandles

Henry L. Kotkins, Jr., Director	Martinn H. Mandles
January 14, 2005	Chairman of the Board and Director
January 14, 2005

/s/ Theodore Rosenberg	/s/ William W. Steele

Theodore Rosenberg, Director	William W. Steele, Director
January 14, 2005	January 14, 2005

Schedule II

CONSOLIDATED VALUATION ACCOUNTS

	Balance	Charges to	Write-offs	Balance
	Beginning	Costs and	Net of	End of
	of Year	Expenses	Recoveries	Year

		(In thousands)
Allowance for doubtful accounts, as restated Years ended October 31,
2004	$6,089	$4,641	$(2,358)	$8,372
2003	5,293	6,544	(5,748)	6,089
2002	8,457	11,681	(14,845)	5,293

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of ABM Industries Incorporated, dated November 25, 2003 (incorporated by reference to Exhibit No. 3.1 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 2003, File No. 1-8929).

3.2		Bylaws, as amended June 10, 2003 (incorporated by reference to Exhibit No. 3.2 to the registrant’s Form 10-Q Quarterly Report for the quarter ended July 31, 2003, File No. 1-8929).

4.1		Credit Agreement, dated as of June 28, 2002, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent, as amended through April 23, 2003 (incorporated by reference to Exhibit No. 4.1 to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 30, 2003, File No. 1-8929).

10	.1†	Executive Stock Option Plan (aka “Age-Vested” Career Stock Option Plan), as amended and restated as of January 11, 2005.

10	.2†	“Time-Vested” Incentive Stock Option Plan, as amended and restated as of January 11, 2005.

10	.3†	Form of Stock Option Agreement under the “Time-Vested” Incentive Stock Option Plan.

10	.4†	“1996 Price-Vested” Performance Stock Option Plan, as amended and restated as of January 11, 2005.

10	.5†	Form of Stock Option Agreement under the “1996 Price-Vested” Performance Stock Option Plan.

10	.6†	2002 Price-Vested Performance Stock Option Plan, as amended and restated as of January 11, 2005.

10	.7†	Form of Stock Option Agreement under the 2002 Price-Vested Performance Stock Option Plan.

10	.8†	2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 99.1 to the registrant’s Registration Statement on Form S-8, dated as of June 15, 2004, File No. 333-116487).

10	.9†	Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.28 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 1993, File No. 1-8929).

10	.10†	Service Award Benefit Plan, as amended and restated as of January 11, 2005.

10	.11†	Supplemental Executive Retirement Plan as amended and restated as of December 9, 2003 (incorporated by reference to Exhibit No. 10.20 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 2003, File No. 1-8929).

10	.12†	Form of Non-Employee Director Retirement Benefit Agreement (incorporated by reference to Exhibit No. 10.27 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 2003, File No. 1-8929).

10	.13†	Form of Indemnification Agreement for Directors.

10.14		Rights Agreement, dated as of March 17, 1998, between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit No. 4.1 to the registrant’s Form 8-K Current Report dated as of March 17, 1998, File No. 1-8929).

10.15		First Amendment to Rights Agreement, dated as of May 6, 2002, between ABM Industries Incorporated and Mellon Investor Services LLC, as successor Rights Agent (incorporated by reference to Exhibit No. 10.77 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 2002, File No. 1-8929).

10	.16†	Agreement with Martinn H. Mandles (incorporated by reference to Exhibit No. 10.71 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 2002, File No. 1-8929).

10	.17†	ABM Executive Retiree Healthcare and Dental Plan.

10	.18†	Corporate Executive Employment Agreement with Henrik C. Slipsager as of November 1, 2003 (incorporated by reference to Exhibit No. 10.22 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 2003, File No. 1-8929).

10	.19†	Corporate Executive Employment Agreement with Jess E. Benton, III, as of November 1, 2003 (incorporated by reference to Exhibit No. 10.23 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 2003, File No. 1-8929).

Exhibit
Number		Description

10	.20†	Corporate Executive Employment Agreement with James P. McClure as of November 1, 2003 (incorporated by reference to Exhibit No. 10.24 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 2003, File No. 1-8929).

10	.21†	Corporate Executive Employment Agreement with George B. Sundby as of November 1, 2003 (incorporated by reference to Exhibit No. 10.25 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 2003, File No. 1-8929).

10	.22†	Corporate Executive Employment Agreement with Steven M. Zaccagnini as of November 1, 2003 (incorporated by reference to Exhibit No. 10.27 to the registrant’s Form 10-K Annual Report for the fiscal year ended October 31, 2003, File No. 1-8929).

10	.23†	Corporate Executive Employment Agreement with William T. Petty as of April 1, 2004.

10	.24†	Form of Corporate Executive Employment Agreement.

21.1		Subsidiaries of the Registrant.

23.1		Consent of the Independent Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract, compensatory plan or arrangement.