Form 10-Q
period 2005-01-31
ABM INDUSTRIES INC /DE/
filed 2005-03-10
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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
Yes ☒ No ☐

Number of shares of common stock outstanding as of February 28, 2005: 49,729,175.

ABM INDUSTRIES INCORPORATED
FORM 10-Q
For the three months ended January 31, 2005

PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements (Unaudited)	2
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION	30
Item 1.	Legal Proceedings	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6.	Exhibits	32
SIGNATURES		33
EXHIBIT INDEX		34
EXHIBIT 3.2
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.4
EXHIBIT 10.6
EXHIBIT 10.11
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
(in thousands, except share amounts)	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$62,975	$63,369
Trade accounts receivable, net	331,707	317,713
Inventories	22,434	22,260
Deferred income taxes	40,862	40,918
Prepaid expenses and other current assets	46,590	38,721

Total current assets	504,568	482,981

Investments and long-term receivables	9,949	10,466
Property, plant and equipment, at cost
Land and buildings	5,065	5,054
Transportation equipment	14,207	14,126
Machinery and other equipment	78,835	78,163
Leasehold improvements	14,806	14,307

	112,913	111,650
Less accumulated depreciation and amortization	(80,479)	(80,296)

Property, plant and equipment, net	32,434	31,354

Goodwill, net of accumulated amortization	234,995	227,447
Other intangibles, at cost	36,321	30,278
Less accumulated amortization	(9,344)	(7,988)

Other intangibles, net	26,977	22,290

Deferred income taxes	48,435	48,802
Other assets	17,546	19,184

Total assets	$874,904	$842,524

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Continued)

	January 31,	October 31,
(in thousands, except share amounts)	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$44,871	$45,235
Income taxes payable	12,353	10,065
Accrued liabilities:
Compensation	65,311	64,826
Taxes — other than income	25,346	18,366
Insurance claims	71,166	67,662
Other	50,385	48,274

Total current liabilities	269,432	254,428
Retirement plans	24,104	25,658
Insurance claims	123,854	120,277

Total liabilities	417,390	400,363

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,624,000 and 52,707,000 shares issued at January 31, 2005 and October 31, 2004, respectively	536	527
Additional paid-in capital	191,211	178,543
Accumulated other comprehensive loss	(173)	(108)
Retained earnings	330,999	328,258
Cost of treasury stock (4,000,000 shares at January 31, 2005 and October 31, 2004)	(65,059)	(65,059)

Total stockholders’ equity	457,514	442,161

Total liabilities and stockholders’ equity	$874,904	$842,524

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

(in thousands, except per share data)	2005	2004
		As Restated
Revenues
Sales and other income	$647,363	$570,823
Expenses
Operating expenses and cost of goods sold	585,929	517,459
Selling, general and administrative	47,062	42,393
Intangible amortization	1,356	868
Interest	252	250

Total expenses	634,599	560,970

Income before income taxes	12,764	9,853
Income taxes	4,840	3,518

Net income	$7,924	$6,335

Net income per common share
Basic	$0.16	$0.13
Diluted	$0.16	$0.13
Average common and common equivalent shares
Basic	49,192	48,512
Diluted	50,402	49,785
Dividends declared per common share	$0.105	$0.100

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

(in thousands)	2005	2004
		As Restated
Cash flows from operating activities:
Net income	$7,924	$6,335
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and intangible amortization	4,806	4,179
Provision for bad debts	466	1,195
Gain on sale of assets	(29)	(36)
Increase in deferred income taxes	(541)	(2,987)
Increase in trade accounts receivable	(7,409)	(10,618)
(Increase) decrease in inventories	(174)	604
Increase in prepaid expenses and other current assets	(7,702)	(1,646)
Decrease (increase) in other assets	1,673	(2,694)
Increase in income taxes payable	2,941	6,354
(Decrease) increase in retirement plans accrual	(1,554)	139
Increase in insurance claims liability	7,081	4,161
Increase in trade accounts payable and other accrued liabilities	7,381	9,051

Total adjustments to net income	6,939	7,702

Net cash flows from continuing operating activities	14,863	14,037
Net operational cash flows from discontinued operation	—	(30,507)

Net cash provided by (used in) operating activities	14,863	(16,470)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,825)	(2,087)
Proceeds from sale of assets	812	51
Decrease in investments and long-term receivables	517	940
Purchase of businesses	(15,173)	(288)

Net cash used in investing activities	(18,669)	(1,384)

Cash flows from financing activities:
Common stock issued	8,595	4,156
Common stock purchases	—	(1,689)
Dividends paid	(5,183)	(4,855)

Net cash provided by (used in) financing activities	3,412	(2,388)

Net decrease in cash and cash equivalents	(394)	(20,242)
Cash and cash equivalents beginning of period	63,369	110,947

Cash and cash equivalents end of period	$62,975	$90,705

Supplemental Data:
Cash paid for income taxes	$2,440	$30,658
Non-cash investing activities:
Common stock issued for business acquired	$3,429	$—

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments necessary to present fairly ABM Industries Incorporated (ABM) and subsidiaries’ (the Company) financial position as of January 31, 2005 and the results of operations and cash flows for the three months then ended. These adjustments are of a normal, recurring nature, except as otherwise noted.

     The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis, the consolidated financial statements and the notes thereto included in the Company’s Form 10-K Annual Report for the fiscal year ended October 31, 2004, as filed with the Securities and Exchange Commission.

     Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2. Previous Restatement of Prior Periods

     During the preparation of the financial statements for the year ended October 31, 2004, the Company concluded that the methodology it was using to estimate its self-insurance reserves in its previously issued financial statements was not in accordance with generally accepted accounting principles ( GAAP) and therefore restated its previously issued financial statements in connection with the preparation of the financial statements included in its Annual Report on Form 10-K for the year ended October 31, 2004. As a result of the decision to restate, the Company further determined to make additional corrections to its financial statements. The effects of the restatement for the correction of these errors on the first three months of 2004 are shown below:

Three Months Ended
(in thousands)	January 31, 2004
Insurance	$(624)
Intangible amortization	(569)
Software amortization	(135)

Decrease in income before income taxes	(1,328)
Income taxes	(507)

Decrease in net income	$(821)

     Detailed information on the restatement is included in the Company’s Form 10-K Annual Report for the fiscal year ended October 31, 2004, as filed with the Securities and Exchange Commission.

3. Net Income per Common Share

     The Company has reported its earnings in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings per Share.” Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Stock options account for the entire difference between basic average common shares outstanding and diluted average common shares outstanding. The calculation of net income per common share is as follows:

	Three Months Ended January 31,
(in thousands, except per share data)	2005	2004
		As Restated
Net income available to common stockholders	$7,924	$6,335

Average common shares outstanding — Basic	49,192	48,512
Effect of dilutive securities:
Stock options	1,210	1,273

Average common shares outstanding — Diluted	50,402	49,785

Net income per common share — Basic	$0.16	$0.13
Net income per common share — Diluted	$0.16	$0.13

     For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common shares for the period (i.e., “out-of-the-money” options). On January 31, 2005 and 2004, options to purchase common shares of 0.3 million at weighted average exercise prices of $21.44 and $18.30, respectively, were excluded from the computation.

4. Stock-Based Compensation

     The Company accounts for stock-based employee compensation plans, including purchase rights issued under the Employee Stock Purchase Plan, using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s application of APB Opinion No. 25 does not result in compensation cost because the exercise price of the options is equal to the fair value of the stock at the grant date. Under the intrinsic value method, if the fair value of the stock is greater than the exercise price at the grant date, the excess is amortized to compensation expense over the estimated service life of the recipient.

     As all options granted since October 31, 1995 had exercise prices equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income for the three months ended January 31, 2005 and 2004, except for $42,000 of compensation expense recorded in the first three months of 2005 due to the accelerated vesting of 4,000 options in connection with the termination of an employee on December 7, 2004. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding employee options granted after October 31, 1995 using the retroactive restatement method:

	Three Months Ended January 31,
(in thousands, except per share data)	2005	2004
		As Restated
Net income, as reported	$7,924	$6,335
Deduct: Stock-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	789	624

Net income, pro forma	$7,135	$5,711

Net income per common share — Basic
As reported	$0.16	$0.13
Pro forma	$0.15	$0.12
Net income per common share — Diluted
As reported	$0.16	$0.13
Pro forma	$0.14	$0.11

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

	Three Months Ended January 31,
	2005	2004

Expected life from the date of grant	6.4 years	6.8 years
Expected stock price volatility average	22.1%	24.2%
Expected dividend yield	2.0%	2.4%
Risk-free interest rate	3.9%	3.7%
Weighted average fair value of grants	$5.12	$3.77

     The Company’s pro forma calculations are based on a single option valuation approach. The computed pro forma fair value of the options awards are amortized over the required vesting periods. For purposes of the pro forma calculations, should options vest earlier, the remaining unrecognized value is recognized immediately and stock option forfeitures are recognized as they occur.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, the Company will adopt SFAS No. 123R effective August 1, 2005. The Company believes that the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations will approximate the magnitude of the stock-based employee compensation costs disclosed in this note.

5. Revenue Presentation

     The Company’s Parking segment reports both revenues and expenses recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking sales related solely to the reimbursement of expenses totaled $58.3 million and $53.8 million for the three months ended January 31, 2005 and 2004, respectively.

6. Insurance

     The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million (inclusive of legal fees) to $1.0 million (exclusive of legal fees). Effective April 14, 2003, the deductible for California workers’ compensation insurance increased to $2.0 million per occurrence due to general insurance market conditions.

     The Company uses an independent actuary to annually evaluate the Company’s estimated claim costs and liabilities and accrues self-insurance reserves in an amount that is equal to the actuarial point estimate. The estimated liability for claims incurred but unpaid at January 31, 2005 and October 31, 2004 was $195.0 million and $187.9 million, respectively.

     In connection with certain self-insurance programs, the Company had standby letters of credit at January 31, 2005 and October 31, 2004 supporting estimated unpaid liabilities in the amount of $108.5 million and $88.3 million, respectively.

7. Variable Interest Entities

     The Company has investments in two low income housing tax credit partnerships. Purchased in 1995 and 1998, these limited partnerships, organized by independent third parties and sold as investments, are variable interest entities as defined by FASB Financial Interpretation (FIN) No. 46R, a revision to FIN 46, “Consolidation of Variable Interest Entities.” In accordance with FIN 46R, these partnerships are not consolidated in the Company’s consolidated financial statements because the Company is not the primary beneficiary of the partnerships. At January 31, 2005 and October 31, 2004, the at-risk book value of these investments totaled $3.7 million and $3.9 million, respectively.

8. Goodwill and Other Intangibles

     Goodwill. The changes in the carrying amount of goodwill for the three months ended January 31, 2005 were as follows (acquisitions are discussed in Note 9):

(in thousands)		Initial
	Balance as of	Payments for	Contingent	Balance as of
Segment	October 31, 2004	Acquisitions	Amounts	January 31, 2005
Janitorial	$139,221	$3,645	$1,067	$143,933
Parking	28,749	—	110	28,859
Security	37,605	2,470	—	40,075
Engineering	2,174	—	—	2,174
Lighting	17,746	—	256	18,002
Other	1,952	—	—	1,952

Total	$227,447	$6,115	$1,433	$234,995

     The $2.5 million increase in Security’s goodwill includes $1.0 million that resulted from recording a deferred tax liability from the Sentinel Guard Systems (Sentinel) transaction. See Note 9, “Acquisitions.”

     Other Intangibles. The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the three months ended January 31, 2005 were as follows (acquisitions are discussed in Note 9):

	Gross Carrying Amount			Accumulated Amortization
	October 31,		January 31,	October 31,		January 31,
(in thousands)	2004	Additions	2005	2004	Additions	2005
Customer contracts and related relationships	$21,217	$5,993	$27,210	$(3,546)	$(907)	$(4,453)
Trademarks and trade names	3,000	50	3,050	(570)	(187)	(757)
Other (contract rights, etc.)	6,061	—	6,061	(3,872)	(262)	(4,134)

Total	$30,278	$6,043	$36,321	$(7,988)	$(1,356)	$(9,344)

     The weighted average remaining lives as of January 31, 2005 and the amortization expense for the three months ended January 31, 2005 and 2004 of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years are as follows:

		Amortization Expense		Estimated Amortization Expense
	Weighted	Three Months Ended		Years Ending
	Average	January 31,		October 31,
	Remaining Life
($ in thousands)	(Years)	2005	2004	2006	2007	2008	2009	2010
			As Restated
Customer contracts and related relationships	10.9	$907	$519	$3,654	$3,262	$2,871	$2,479	$2,088
Trademarks and trade names	4.1	187	50	540	540	540	203	—
Other (contract rights, etc.)	4.2	262	299	674	78	70	61	61

Total	9.8	$1,356	$868	$4,868	$3,880	$3,481	$2,743	$2,149

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

9. Acquisitions

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

     Cash paid for acquisitions, including initial payments and contingent amounts based on subsequent performance, was $15.2 million and $0.3 million in the three months ended January 31, 2005 and 2004, respectively. Of those payment amounts, $1.4 million and $0.3 million were the contingent amounts paid in the three months ended January 31, 2005 and 2004, respectively, on earlier acquisitions as provided by the respective purchase agreements. In addition, shares of ABM’s common stock with a fair market value of $3.4 million at the date of issuance were issued in the three months ended January 31, 2005 as payment for business acquired.

     The Company made the following acquisitions during the three months ended January 31, 2005:

     On November 1, 2004, the Company acquired substantially all of the operating assets of Sentinel, a Los Angeles-based company, from Tracerton Enterprises, Inc. Sentinel, with annual revenues in excess of $13.0 million, was a provider of security officer services primarily to high-rise, commercial and residential structures. In addition to its Los Angeles business, Sentinel also operated an office in San Francisco. The total purchase price was $5.3 million, which included an initial payment of $3.4 million in shares of ABM’s common stock, the assumption of liabilities totaling approximately $1.8 million and $0.1 million of professional fees. Of the total purchase price, $2.4 million was allocated to customer relationship intangible asset, $0.1 million to trademarks and trade names, $1.3 million to customer accounts receivable and other assets and $1.5 million to goodwill. Additionally, because of the tax-free nature of this transaction to the seller, the Company recorded a $1.0 million deferred tax liability on the difference between the recorded fair market value and the seller’s tax basis of the net assets acquired. Goodwill was increased by the same amount. Additional consideration includes contingent payments, based on achieving certain revenue and profitability targets over a three-year period, estimated to be between $0.5 million and $0.75 million per year, payable in shares of ABM’s common stock.

     On December 22, 2004, the Company acquired the operating assets of Colin Service Systems, Inc. (Colin), a facility services company based in New York, for an initial payment of $13.6 million in cash. Under certain conditions, additional consideration may include an estimated $1.9 million payment upon the collection of the acquired receivables and three annual contingent cash payments each for approximately $1.1 million, which are based on achieving annual revenue targets over a three-year period. With annual revenues in excess of $70 million, Colin was a provider of professional onsite management, commercial office cleaning, specialty cleaning, snow removal and engineering services. Of the total initial payment, $3.6 million was allocated to customer relationship intangible assets, $6.4 million to customer accounts receivable and other assets and $3.6 million to goodwill.

     Due to the size of these acquisitions, pro forma information is not included in the consolidated financial statements.

     No acquisitions were made during the three months ended January 31, 2004.

10. Discontinued Operation

     On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator Services, Inc., a wholly-owned subsidiary of ABM that represented the Company’s Elevator segment, to Otis Elevator Company, a wholly-owned subsidiary of United Technologies Corporation (Otis Elevator). The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a perpetual license to the name “Amtech Elevator Services.” The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. The Company realized a gain on the sale of $52.7 million, which is net of $32.7 million of income taxes, of which $30.5 million was paid with the extension of the federal and state income tax returns on January 15, 2004. This payment has been reported as discontinued operation in the accompanying consolidated statements of cash flows.

11. Line of Credit Facility

     The Company has a $250.0 million syndicated line of credit that will expire July 1, 2005. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of 0.00% to 0.25% or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.875% to 1.50%. The spreads for LIBOR, prime and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of 0.175%, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program and cash borrowings are considered to be outstanding amounts. As of January 31, 2005 and October 31, 2004, the total outstanding amounts under this facility were $116.7 million and $96.5 million, respectively, in the form of standby letters of credit. The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of January 31, 2005.

12. Comprehensive Income

     Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses. Comprehensive income for the three months ended January 31, 2005 and 2004 approximated net income.

13. Treasury Stock

     On March 11, 2003, ABM’s Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s outstanding common stock at any time through December 31, 2003. The Company purchased 1.4 million shares under this authorization at a cost of $21.1 million (an average price per share of $15.04) through October 31, 2003. In the two months ended December 31, 2003, the Company purchased 0.1 million shares at a cost of $1.7 million (an average price per share of $16.90).

     On December 9, 2003, ABM’s Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s outstanding common stock at any time through December 31, 2004. The Company purchased 0.5 million shares under this authorization at a cost of $9.4 million (an average price per share of $18.77) through October 31, 2004. No purchases were made in the two months ended December 31, 2004 when this authorization expired.

     On March 7, 2005, ABM’s Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s outstanding common stock at any time through October 31, 2005.

14. Employee Benefit Plans

Retirement and Post-Retirement Plans

     The net cost of the defined benefit retirement plans and the post-retirement benefit plan for the three months ended January 31, 2005 and 2004 were as follows:

	Three Months Ended
	January 31,
(in thousands)	2005	2004
Defined Benefit Plans
Service cost	$50	$82
Interest	144	146

Net expense	$194	$228

Post-Retirement Benefit Plan
Service cost	$10	$10
Interest	68	69

Net expense	$78	$79

     The defined benefit plans include the Company’s retirement agreements for approximately 55 current and former directors and senior executives (Supplemental Executive Retirement Plan) and an unfunded severance pay plan covering certain qualified employees (Service Award Benefit Plan). The Supplemental Executive Retirement Plan was amended effective December 31, 2002 to preclude new participants and the Service Award Benefit Plan was amended effective January 1, 2002 to no longer award any further benefits. The post-retirement benefit plan is the Company’s unfunded post-retirement death benefit plan.

401(k) Plan

     The Company made matching 401(k) contributions required by the 401(k) plan for the three months ended January 31, 2005 and 2004 in the amounts of $1.5 million and $1.3 million, respectively.

Deferred Compensation Plan

     The Company has an unfunded deferred compensation plan available to executive, management, administrative or sales employees whose annualized base salary exceeds $95,000. The plan allows employees to make pre-tax contributions from one to twenty percent of their compensation. The deferred amount earns interest equal to the prime interest rate on the last day of the calendar quarter up to six percent. If the prime rate exceeds six percent, the deferred compensation interest rate is equal to six percent plus one half of the excess over six per cent. The average interest rates credited to the deferred compensation amounts for the first three months of 2005 and 2004 were 5.33% and 4.00%, respectively. At January 31, 2005, there were 47 active participants and 60 retired or terminated employees participating in the plan.

	Three Months Ended
	January 31,
(in thousands)	2005	2004
Employee contributions	$381	$393
Interest accrued	140	104
Payments	(2,115)	(330)

Pension Plan Under Collective Bargaining

     Certain qualified employees of the Company are covered under union-sponsored collectively bargained multi-employer defined benefit plans. Contributions paid for these plans were $8.3 million and $5.5 million in the three months ended January 31, 2005 and 2004, respectively. The increase in contribution payments was primarily due to a payment for the three months ended January 31, 2004 that was not made until the second quarter of 2004. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

15. Segment Information

     Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. On November 1, 2004, Facility Services merged with Engineering. Mechanical and Facility Services are included in the Other segment until the end of fiscal 2004 and only Mechanical is included in Other segment beginning in fiscal 2005. Corporate expenses are not allocated.

	Three Months Ended
	January 31,
(in thousands)	2005	2004
		As Restated
Sales and other income
Janitorial	$376,123	$350,605
Parking	101,126	93,858
Security	73,111	40,876
Engineering	58,048	48,176
Lighting	29,416	26,613
Other	9,198	10,448
Corporate	341	247

	$647,363	$570,823

Operating profit (loss)
Janitorial	$12,432	$12,315
Parking	2,388	989
Security	3,087	1,477
Engineering	3,001	2,565
Lighting	681	618
Other	(229)	262
Corporate	(8,344)	(8,123)

Operating profit	13,016	10,103
Interest expense	(252)	(250)

Income before income taxes	$12,764	$9,853

16. Contingencies

     In September 1999, a former employee filed a gender discrimination lawsuit against ABM in the state of Washington. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court, in the case named Forbes v. ABM, awarded $4.0 million in damages. The court later awarded costs of $0.7 million to the plaintiff, pre-judgment interest in the amount of $0.3 million and an additional $0.8 million to mitigate the federal tax impact of the plaintiff’s award. ABM is appealing the jury’s verdict and the award of costs to the State Court of Appeals on the grounds that it was denied a fair trial and that Forbes failed to prove that ABM engaged in discrimination or retaliation. ABM has stayed enforcement of the judgment by procuring a $7.0 million letter of credit. Interest on the judgment is assessed at 2% above the U.S. treasury bill rate. ABM believes that the award against ABM was excessive and that the verdict was inconsistent with the law and the evidence. Because ABM believes that the judgment will be reversed upon appeal and that it will prevail in a new trial, ABM has not recorded any liability in its financial statements associated with the judgment. However, there can be no assurance that ABM will prevail in this matter. As of January 31, 2005, ABM had incurred and recorded legal fees of $0.3 million associated with the appeal. These fees, which include the cost of a new trial, are expected to total approximately $0.5 million. In addition, ABM will incur annual fees of approximately 1% of the amount of the letter of credit. Oral arguments before the State Court of Appeals occurred on February 17, 2005 and a decision is pending.

     In 1998 ABM’s parking subsidiary leased a parking facility in Houston, Texas, owned by a limited partnership jointly owned by affiliates of American National Insurance Company (“ANICO”) and partners associated with Gerry Albright (“Albright affiliates.”) In June 2003, the ANICO affiliates notified the Albright affiliates that they would sell their interest in the parking facility. The Albright affiliates accepted the offer and attempted to secure financing. In connection with certain proposed financing for the Albright affiliates, ABM’s parking subsidiary was asked to submit an estoppel certificate and on that certificate it set forth certain claims under the lease. The Albright affiliates subsequently did not close the transaction and the ANICO affiliates acquired the interest in the parking facility held by the Albright affiliates. On December 5, 2003, the Albright affiliates filed a lawsuit against ABM, its parking subsidiary, and certain ANICO affiliates. The complaint alleged that ABM breached its obligations under the parking facility lease and committed tortious interference, the ANICO affiliates breached fiduciary responsibilities under the partnership agreement, and that ABM and ANICO were engaged in a conspiracy. Subsequently, claims against ANICO were dismissed. The Albright affiliates assert damages consisting of (1) the value of the parking facility in excess of the purchase price at the time of the proposed purchase by the Albright affiliates ($1.8 million); (2) lost future revenues from the operation of the parking facility ($15.4 million); (3) future appreciation of the property during the remainder of the parking facility lease (a range from $9.9 million to $39.0 million); (4) exemplary damages; and (5) attorneys’ fees. This matter is currently before the Federal District Court in Houston, Texas. ABM believes that it acted in good faith under the terms of the lease and is not liable to the Albright affiliates for their damages related to their inability to secure financing.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     ABM Industries Incorporated (“ABM”) and its subsidiaries (the “Company”) provide janitorial, parking, security, engineering, lighting and mechanical services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada. The largest segment of the Company’s business is Janitorial which generated over 58% of the Company’s sales and other income (hereinafter called “sales”) and over 58% of its operating profit before corporate expenses for the first three months of 2005.

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

     The Company’s most recent acquisitions significantly contributed to the growth in sales and operating profit in the first three months of 2005 from the same period in 2004. The Company also experienced internal growth in sales in the first three months of 2005. Internal growth in sales represents not only sales from new customers, but also expanded services or increases in the scope of work for existing customers. In the long run, achieving the desired levels of sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately-owned companies that typically have the lower cost advantage.

     In the short-term, management is focused on pursuing new business and integrating its most recent acquisitions. In the long-term, management is focused on implementing its strategic plan to grow the business through a combination of internal growth and selective acquisitions in the Company’s core disciplines.

Liquidity and Capital Resources

	January 31,	October 31,
(in thousands)	2005	2004	Change
Cash and cash equivalents	$62,975	$63,369	$(394)
Working capital	$235,136	$228,553	$6,583

	Three Months Ended January 31,
(in thousands)	2005	2004	Change
Cash provided by operating activities from continuing operations	$14,863	$14,037	$826
Net cash used in investing activities	$(18,669)	$(1,384)	$(17,285)
Net cash provided by (used in) financing activities	$3,412	$(2,388)	$5,800

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of January 31, 2005 and October 31, 2004, the Company’s cash and cash equivalents totaled $63.0 million and $63.4 million, respectively. The cash balance at January 31, 2005 declined only slightly from October 31, 2004 despite the $13.6 million initial cash payment made for the purchase of operations of Colin Service Systems, Inc. (“Colin”), acquired on December 22, 2004, primarily due to cash from operating activities.

     Working Capital. Working capital increased by $6.6 million to $235.1 million at January 31, 2005 from $228.6 million at October 31, 2004 primarily due, as above, to the increase in cash from operating activities partially offset by the initial cash payment made for Colin. The largest component of working capital consists of trade accounts receivable, which totaled $331.7 million at January 31, 2005, compared to $317.7 million at October 31, 2004. These amounts were net of allowances for doubtful accounts of $8.4 million at each of January 31, 2005 and October 31, 2004. The increase in the trade accounts receivable balance was due to higher sales during the first three months of 2005 than the first three months of 2004. As of January 31, 2005, accounts receivable that were over 90 days past due had increased $0.9 million to $20.1 million from $19.2 million at October 31, 2004 (5.9% of the total outstanding at both dates).

     Cash Flows from Operating Activities. During the first three months of 2005 and 2004, operating activities from continuing operations generated net cash of $14.9 million and $14.0 million, respectively. Operating cash from continuing operations increased in the first three months of 2005 from the first three months of 2004 primarily due to higher net income.

     Cash Flows from Investing Activities. Net cash used in investing activities in the first three months of 2005 was $18.7 million, compared to $1.4 million in the first three months of 2004. The increase was primarily due to the purchase of businesses in the first three months of 2005 totaling $15.2 million, of which $13.6 million in cash was used for the purchase of the operations of Colin, while no business purchases were made in the first three months of 2004.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $3.4 million in the first three months of 2005 while $2.4 million was used in the first three months of 2004. This was primarily due to more cash generated from the issuance of ABM’s common stock under employee stock purchase plans in the first three months of 2005 compared to the same period of 2004. The 1985 employee stock purchase plan terminated upon issuance of all the available shares in November 2003. A new employee stock purchase plan was approved by the stockholders in March 2004 and the first offering period began on August 1, 2004. Additionally, the Company did not purchase any shares of ABM’s common stock in the first three months of 2005, while 0.1 million shares were purchased in the first three months of 2004 at a cost of $1.7 million (an average price per share of $16.90).

     Line of Credit. The Company has a $250 million syndicated line of credit that will expire July 1, 2005. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of 0.00% to 0.25% or, for overnight to one week, at the Interbank Offered Rate (“IBOR”) plus a spread of 0.875% to 1.50%. The spreads for LIBOR, prime and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a commitment fee payable quarterly, in arrears, of 0.175%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of January 31, 2005 and October 31, 2004, the total outstanding amounts under this facility were $116.7 million and $96.5 million, respectively, in the form of standby letters of credit. The provisions of the credit facility require the Company to maintain certain financial ratios and limit outside borrowings. The Company was in compliance with all covenants as of January 31, 2005.

Cash Requirements

     The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment. As of January 31, 2005, future contractual payments were as follows:

(in thousands)	Payments Due By Period
Contractual		Less than	1 - 3	4 - 5	After 5
Obligations	Total	1 year	years	years	years
Operating Leases	$188,942	$46,806	$59,843	$34,330	$47,963

     Additionally, the Company has the following commercial commitments and other long-term liabilities:

(in thousands)	Amounts of Commitment Expiration Per Period
Commercial		Less than	1 - 3	4 - 5	After 5
Commitments	Total	1 year	years	years	years
Standby Letters of Credit	$116,693	$116,693	—	—	—

Financial Responsibility Bonds	1,934	1,934	—	—	—

Total	$118,627	$118,627	—	—	—

(in thousands)	Payments Due By Period
Other Long-Term		Less than	1 - 3	4 - 5	After 5
Liabilities	Total	1 year	years	years	years
Retirement Plans	$41,249	$1,962	$5,097	$4,978	$29,212

     Not included in the retirement plans in the table above are union-sponsored collectively bargained multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions paid for these plans were $8.3 million and $5.5 million in the three months ended January 31, 2005 and 2004, respectively. The increase in contribution payments was primarily due to a payment for the three months ended January 31, 2004 that was not made until the second quarter of 2004.

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

     The self-insurance claims paid in the first three months of 2005 and 2004 were $14.7 million and $14.4 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances.

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

Insurance Claims Related to the Destruction of the World Trade Center in New York City on September 11, 2001

     The Company had commercial insurance policies covering business interruption, property damage and other losses related to the World Trade Center (“WTC”) complex in New York, which was the Company’s largest single job-site with annual sales of approximately $75.0 million (3% of the Company’s consolidated sales for 2001). As of October 31, 2004, Zurich Insurance (“Zurich”) had paid partial settlements totaling $13.8 million, of which $10.0 million was for business interruption and $3.8 million for property damage, which substantially settled the property portion of the claim. The Company realized a pre-tax gain of $10.0 million in 2002 on the proceeds received.

     In December 2001, Zurich filed a Declaratory Judgment Action in the Southern District of New York claiming the loss of the business profit falls under the policy’s contingent business interruption sub-limit of

$10.0 million. On June 2, 2003, the court ruled on certain summary judgment motions in favor of Zurich. Therefore, the Company appealed the court’s rulings.

     On February 9, 2005, the United States Court of Appeals for the Second Circuit granted summary judgment in favor of ABM on the Company’s insurance claims for business interruption losses resulting from the WTC terrorist attack. The Appeals Court also ruled that ABM is entitled to recovery for the extra expenses it incurred after September 11, 2001, which include millions of dollars related to increased unemployment claims and costs associated with the redeployment of WTC personnel at other facilities. The Appeals Court rejected the arguments of Zurich to limit ABM’s business interruption coverage and returned the case to the Southern District of New York for determination of appropriate additional compensation under the policy. ABM will continue to pursue its claims against Zurich. Under the policy, coverage for business interruption and other related losses is capped at $127.4 million. ABM believes its losses exceed $100 million, of which $10 million has been paid under the contingent business interruption sub-limit. On February 24, 2005, Zurich filed a motion to have its appeal heard by the Second Circuit Court of Appeals sitting en banc. Zurich’s motion is pending.

     Under Emerging Issues Task Force (“EITF”) Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” the Company has not recognized future amounts it expects to recover from its business interruption insurance as income. Any gain from insurance proceeds is considered a contingent gain and, under Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies,” can only be recognized as income in the period when any and all contingencies for that portion of the insurance claim have been resolved.

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

     ABM’s certificate of incorporation and bylaws may require it to indemnify Company directors and officers against liabilities that may arise by reason of their status as such and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified. ABM has also entered into indemnification agreements with its directors to this effect. The overall amount of these obligations cannot be reasonably estimated, however, the Company believes that any loss under these obligations would not have a material adverse effect on the Company’s financial position, results of operations or cash flows as the Company currently has directors’ and officers’ insurance, which has a deductible of up to $1.0 million.

Acquisitions

     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the three-month period ended January 31, 2005 are discussed in Note 9 of Notes to the Consolidated Financial Statements. There was no acquisition during the first three months of 2004.

Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years and quarters are based on the Company’s fiscal year and first quarter which ended on October 31 and January 31, respectively.

Three Months Ended January 31, 2005 vs. Three Months Ended January 31, 2004

	Three Months		Three Months
	Ended	% of	Ended	% of	Increase
($ in thousands)	January 31, 2005	Sales	January 31, 2004	Sales	(Decrease)
			As Restated*
Revenues
Sales and other income	$647,363	100.0%	$570,823	100.0%	13.4%
Expenses
Operating expenses and cost of goods sold	585,929	90.5%	517,459	90.7%	13.2%
Selling, general and administrative	47,062	7.3%	42,393	7.4%	11.0%
Intangible amortization	1,356	0.2%	868	0.2%	—
Interest	252	0.0%	250	0.0%	0.8%

Total expenses	634,599	98.0%	560,970	98.3%	13.1%

Income before income taxes	12,764	2.0%	9,853	1.7%	29.5%
Income taxes	4,840	0.7%	3,518	0.6%	37.6%

Net income	$7,924	1.2%	$6,335	1.1%	25.1%

*See Note 2 of Notes to Consolidated Financial Statements.

     Net Income. Net income for the first three months of 2005 increased 25.1% to $7.9 million ($0.16 per diluted share) from $6.3 million ($0.13 per diluted share) for the first three months of 2004. All operating segments showed improvement in operating income, except for the Other segment, despite one more work day in the first three months of 2005 compared to the same period in 2004. The increase in net income was primarily attributable to the increase in sales and other income (“sales”) in the first three months of 2005 from the first three months of 2004.

     Sales and Other Income. Sales for the first three months of 2005 of $647.4 million increased by $76.5 million or 13.4% from $570.8 million for the first three months of 2004. Acquisitions completed in fiscal year 2004 and the three months ended January 31, 2005 contributed $43.4 million to the sales increase. The remainder of the sales increase was primarily due to new business in all operating segments except for the Other segment, as well as due to the expansion of services with existing Janitorial and Engineering customers.

     Operating Expenses and Cost of Goods Sold. As a percentage of sales, gross profit (sales minus operating expenses and cost of goods sold) was 9.5% for the first three months of 2005 compared to 9.3% for the first three months of 2004. The increase in margins was primarily due to the higher margin contributions from the Security acquisitions completed in 2004 and the first three months of 2005, termination of unprofitable contracts and favorably renegotiated contracts at Parking, and higher “tag” (i.e. extra services) sales which provided higher margins in the Northeast region of Janitorial. The positive effect of these changes was partially offset by one more work day in the first three months of 2005 compared to the same period in 2004 which unfavorably impacted the fixed-price contracts in Janitorial.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first three months of 2005 were $47.1 million, compared to $42.4 million for the first three months of 2004. The increase was primarily due to an increase of $2.8 million in selling, general and administrative expenses attributable to the acquisitions completed in 2004 and the first three months of 2005, annual salary increases, higher professional fees and additional personnel devoted to compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) as well as higher cost associated with the transitioning in of the new Chief Operating Officer. The former Chief Operating Officer, who retired on January 31, 2005, entered into a one-year consulting agreement with ABM.

     Intangible Amortization. Intangible amortization was $1.4 million for the first three months of 2005 compared to $0.9 million for the first three months of 2004. The higher amortization was due to intangibles acquired in business combinations completed in fiscal year 2004 and three months ended January 31, 2005.

     Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was flat between the first three months of 2005 and the first three months of 2004.

     Income Taxes. The effective tax rate was 37.9% for the first three months of 2005, compared to 35.7% for the first three months of 2004 reflecting the higher level of pretax income while the estimated federal tax credits were substantially the same in both quarters. In addition, the 37.9% effective tax rate reflects a higher estimated state income tax rate due to the combined income tax return filing requirements in certain states where separate income tax returns were previously filed.

     Segment Information. Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. On November 1, 2004, Facility Services merged with Engineering. Mechanical and Facility Services are included in the Other segment until the end of fiscal 2004 and only Mechanical is included in Other segment beginning in fiscal 2005. Corporate expenses are not allocated.

	Three Months Ended January 31,
			Better
($ in thousands)	2005	2004	(Worse)
		As Restated*
Sales and other income
Janitorial	$376,123	$350,605	7.3%
Parking	101,126	93,858	7.7%
Security	73,111	40,876	78.9%
Engineering	58,048	48,176	20.5%
Lighting	29,416	26,613	10.5%
Other	9,198	10,448	(12.0)%
Corporate	341	247	38.1%

	$647,363	$570,823	13.4%

Operating profit (loss)
Janitorial	$12,432	$12,315	1.0%
Parking	2,388	989	141.5%
Security	3,087	1,477	109.0%
Engineering	3,001	2,565	17.0%
Lighting	681	618	10.2%
Other	(229)	262	(187.4)%
Corporate	(8,344)	(8,123)	(2.7)%

Operating profit	13,016	10,103	28.8%
Interest expense	(252)	(250)	(0.8)%

Income before income taxes	$12,764	$9,853	29.5%

*See Note 2 of Notes to Consolidated Financial Statements.

     The results of operations from the Company’s segments for the three months ended January 31, 2005, compared to the same period in 2004, are more fully described below.

     Janitorial. Sales for Janitorial increased by $25.5 million, or 7.3%, during the first three months of 2005 compared to the same period in 2004. The Initial and Colin acquisitions contributed $14.3 million to the increase in sales. Additionally, sales across almost all regions increased particularly in the Mid-Atlantic, Midwest and Northwest regions due to new business. Sales in the Northern California region also increased due to expansion of services to existing customers and price adjustments to pass through a portion of union cost increases.

     Operating profit increased only 1.0% in the first three months of 2005 compared to the first three months of 2004 despite the 7.3% increase in sales, primarily due to the impact of one more work day in the first three months of 2005 than in the same period last year, amounting to approximately $2.2 million of additional labor cost. The Northeast region contributed the most to the improvement with its operating loss down by $1.3 million in the first three months of 2005 compared to 2004 primarily due to higher tag sales, which provided higher margins, and tight control of labor cost especially in Manhattan. The Initial and Colin acquisitions contributed $0.3 million of operating profit. Operating profit improved in all regions except the Northern California and Midwest regions. The Northern California region’s price adjustments did not absorb all the increases in workers’ compensation insurance and union costs resulting in a lower operating profit despite increase in sales, while competitive pressures in Chicago resulted in lower prices in the Midwest region.

     Parking. Parking sales increased $7.3 million or 7.7% while operating profit increased $1.4 million or 141.5% during the first three months of 2005 compared to the first three months of 2004. Of the $7.3 million sales increase, $4.5 million represented higher reimbursements for out-of pocket expenses from managed parking lot clients for which Parking had no margin benefit. New contracts contributed to the remainder of the increase. The increase in operating profits resulted from the new contracts, the termination of unprofitable contracts and higher margins on renegotiated contracts. Additionally, insurance expenses were lower in the Southwest region.

     Security. Security sales increased $32.2 million, or 78.9%, during the first three months of 2005 compared to the first three months of 2004 primarily due to the SSA and Sentinel acquisitions, which contributed $29.2 million to the sales increase. The remainder of the sales increase is attributable to the net effect of new business, including major contracts awarded in the third quarter of 2004. Operating profits increased $1.6 million, or 109%, primarily due to the $1.4 million profit contribution from SSA and Sentinel and operating profit from new business.

     Engineering. Sales for Engineering increased $9.9 million, or 20.5%, during the first three months of 2005 compared to the first three months of 2004 due to successful sales initiatives resulting in new business and the expansion of services to existing customers across the country, most significantly in Northern California. Operating profits increased $0.4 million, or 17.0%, during 2005 compared to 2004 due to higher sales, partially offset by the expenses associated with increased management staff and the higher state unemployment insurance expense in California. The increase in management staff resulted from the merger of Engineering and Facility Services.

     Lighting. Lighting sales increased $2.8 million, or 10.5%, while operating profit increased by $0.1 million, or 10.2%, during the first three months of 2005 compared to the first three months of 2004. The growth in sales was driven by increased project and service business primarily in the Southwest and Northwest regions. The increase in operating profit was primarily due to higher sales partially offset by costs associated with an expanded sales force.

     Other. Sales for the Other Segment decreased $1.3 million, or 12.0%, while operating profit decreased $0.5 million during the first three months of 2005 compared to the same period of 2004. Sales declined primarily due to Facility Services’ sales now being reported as part of Engineering. Also, on November 1, 2004, Mechanical was awarded a large guaranteed maintenance contract by a major wireless provider to service cell sites across the country. About one half of the cell sites were under a preventive maintenance contract with the same wireless provider prior to November 1, 2004 and the preventive maintenance service that would have been performed on those sites in the first three months of 2005 was postponed while preparations for the bigger scope of work under the guaranteed maintenance contract were underway. The work under the guaranteed maintenance contract began slowly in the first three months of 2005 as technicians were hired and trained on special equipment and other operational and administrative preparations were being made. Additionally, prices on other new jobs were lower due to competitive pressures.

     Corporate. Corporate expenses for the first three months of 2005 increased by $0.2 million or 2.7% compared to the same period of 2004 mainly due to higher professional fees and additional personnel devoted to Sarbanes-Oxley compliance as well as higher cost associated with the transitioning in of the new Chief Operating Officer. The former Chief Operating Officer, who retired on January 31, 2005, entered into a one-year consulting agreement with ABM.

Discontinued Operation

     On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator Services, Inc., a wholly-owned subsidiary of ABM that represented the Company’s Elevator segment, to Otis Elevator Company, a wholly-owned subsidiary of United Technologies Corporation (Otis Elevator). The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a perpetual license to the name “Amtech Elevator Services.” The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. The Company realized a gain on the sale of $52.7 million, which is net of $32.7 million of income taxes, of which $30.5 million was paid with the extension of the federal and state income tax returns on January 15, 2004. This payment has been reported as discontinued operation in the accompanying consolidated statements of cash flows.

Recent Accounting Pronouncement

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, the Company will adopt SFAS No. 123R effective August 1, 2005. The Company believes that the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations will approximate the magnitude of the stock-based employee compensation costs disclosed above pursuant to the disclosure requirements of SFAS No. 148. (See Note 4 of the Notes to Consolidated Financial Statements.)

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for doubtful accounts, valuation allowance for the net deferred income tax asset, estimate of useful life of intangible assets, impairment of goodwill and other intangibles, and contingencies and litigation liabilities. The Company bases its estimates on historical experience, independent valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Self-Insurance Reserves. Certain insurable risks such as general liability, automobile property damage and workers’ compensation are self-insured by the Company. However, commercial policies are obtained to provide coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company’s self-insurance program are recorded on a claim-incurred basis. The Company uses an independent actuarial firm to provide an estimate of the Company’s claim costs and liabilities annually and the Company accrues the actuarial point estimate.

     Using the annual actuarial report, management develops annual insurance costs for each operation, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs on a quarterly basis. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse development (e.g., change in regulatory requirements and change in reserving methodology). If the trends suggest that the frequency or severity of claims incurred increased, the Company might be required to record additional expenses for self-insurance liabilities. Additionally, the Company uses third party service providers to administer its claims and the performance of the service providers and transfers between administrators can impact the cost of claims and accordingly the amounts reflected in insurance reserves.

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

     Deferred Income Tax Asset Valuation Allowance. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. At January 31, 2005, the net deferred tax asset was $89.3 million and no valuation allowance was recorded. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.

     Other Intangible Assets Other Than Goodwill. The Company engages a third party valuation firm to independently appraise the value of intangible assets acquired in larger sized business combinations. For smaller acquisitions, the Company performs an internal valuation of the intangible assets using the discounted cash flow technique. The customer relationship intangible assets are being amortized using the sum-of-the-years-digits method over the useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible asset are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Other intangible assets, consisting principally of contract rights, are being amortized over the contract periods using the straight-line method. At least annually, the Company evaluates the remaining useful life of an intangible asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the asset’s remaining useful life changes, the remaining carrying amount of the intangible asset would be amortized over the revised remaining useful life. Furthermore, the remaining unamortized book value of intangibles will be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The first step of an impairment test under SFAS No. 144 is a comparison of the future cash flows, undiscounted, to the remaining book value of the intangible. If the future cash flows are insufficient to recover the remaining book value, a fair value of the asset, depending on its size, will be independently or internally determined and compared to the book value to determine if an impairment exists.

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

     Set forth below are factors that the Company thinks, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results or those anticipated, estimated or projected. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Investors should understand that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete list of all potential risks or uncertainties.

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

     A change in actuarial analysis could affect the Company’s results. The Company contracts an annual independent actuarial evaluation of its insurance reserves to ensure that its insurance reserves are appropriate. Actuaries may vary in the manner in which they derive their estimates and these differences could lead to variations in actuarial estimates that cause changes in the Company’s insurance reserves not related to changes in its claims experience. In addition, because the Company’s actuarial estimate is prepared annually and requires several months of analysis, the Company may not learn of a deterioration in claims, particularly claims administered by a third party, until additional costs have been incurred or are projected.

     A change in the frequency or severity of claims against the Company, a deterioration in claims management, or the cancellation or non-renewal of the Company’s primary insurance policies could adversely affect the Company’s results. While the Company attempts to establish adequate self-insurance reserves using an annual actuarial study, unanticipated increases in the frequency or severity of claims against the Company would have an adverse financial impact. Also, where the Company self-insures, a deterioration in claims management, whether by the Company or by a third party claims administrator, could lead to delays in settling claims thereby increasing claim costs, particularly in the workers’ compensation area. In addition, catastrophic uninsured claims against the Company or the inability of the Company’s insurance carriers to pay otherwise insured claims would have a material adverse financial impact on the Company.

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

     Weakness in airline travel and the hospitality industry could adversely affect the results of the Company’s Parking segment. A significant portion of the Company’s parking sales is tied to the numbers of airline passengers and hotel guests. Parking results were adversely affected after the terrorist attacks of September 11, 2001, during the SARS crisis and at the start of the military conflict in Iraq as people curtailed both business and personal travel and hotel occupancy rates declined. As airport security precautions expanded, the decline in travel was particularly noticeable at airports associated with shorter flights for which ground transportation became the alternative. While it appears that airline travel and the hospitality industry are now recovering, there can be no assurance that airline travel will reach previous levels or increased concerns about terrorism, disease, or other adversities will not again reduce travel, adversely impacting Parking sales and operating profits.

     Continued low levels of capital investments by customers could adversely impact the results of Lighting and Mechanical operations. While the economy appears to be recovering in recent months,

the commercial office building and retail sectors have been slow to make capital expenditures for lighting and mechanical projects. While we expect capital investment in these areas to increase in the coming year, customers’ capital project budgets could continue at low levels, which would adversely impact the Company’s results.

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

     The Company could experience labor disputes that could lead to loss of sales or expense variations. At January 31, 2005, approximately 41% of the Company’s employees were subject to collective bargaining agreements at the local level. Some collective bargaining agreements will expire or become subject to renegotiation during the current fiscal year. When one or more of the Company’s major collective bargaining agreements becomes subject to renegotiation, the Company and the union may disagree on important terms which, in turn, could lead to a strike, work slowdown or other job actions at one or more of the Company’s locations. A strike, work slowdown or other job action could in some cases disrupt the Company from providing its services, resulting in reduced revenue collection. In other cases, a strike, work slowdown or other job action could lead to lower expenses due to fewer employees performing services. Alternatively, the result of renegotiating a collective bargaining could be a substantial increase in labor and benefits expenses that the Company could be unable to pass through to its customers for some period of time, if at all.

     The Company incurs significant accounting and other control costs, which could increase. As a publicly-traded corporation, the Company incurs certain costs to comply with regulatory requirements. Most of the Company’s competitors are privately-owned so these costs can be a competitive disadvantage for the Company. Should the Company’s sales decline or if the Company is unsuccessful at increasing prices to cover higher expenditures for control and audit, its costs associated with regulatory compliance will rise as a percentage of sales.

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

Management’s assessment of internal control over financial reporting requires management to make subjective judgments and, particularly because Auditing Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and the Company’s auditors may not agree with management’s assessments.

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

Other issues and uncertainties may include:

     · labor shortages that adversely affect the Company’s ability to employ entry level personnel,

     · a reduction or revocation of the Company’s line of credit that could increase interest expense and the cost of capital,

     · legislation or other governmental action that detrimentally impacts the Company’s expenses or reduces sales by adversely affecting the Company’s customers such as state or locally- mandated healthcare benefits,

     · new accounting pronouncements or changes in accounting policies,

     · impairment of goodwill or other intangible assets,

     · the resignation, termination, death or disability of one or more of the Company’s key executives that adversely affects customer retention or day-to-day management of the Company,

     · inclement weather which could disrupt the Company in providing its services resulting in reduced sales, or work performed following inclement weather could result in higher cost with partial or no corresponding compensation from customers leading to lower margins.

     The Company believes that it has the human and financial resources for business success, but future profit and cash flow can be adversely (or advantageously) influenced by a number of factors, including those listed above, any and all of which are inherently difficult to forecast. The Company’s Annual Report on Form 10-K for the year ended October 31, 2004, contains additional information with respect to the factors that could influence its business. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At January 31, 2005, the Company had no outstanding long-term debt. Although the Company’s assets included $63.0 million in cash and cash equivalents at January 31, 2005, market rate risk associated with changing interest rates in the United States is not material.

Item 4. Controls and Procedures

     Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 or 15d-15, under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

     Changes in Internal Control Over Financial Reporting. Except for the steps to strengthen its control processes previously described under “Controls and Procedures — Disclosure Controls and Procedures” in the Company Annual Report on Form 10-K for fiscal year 2004, no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2005 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In September 1999, a former employee filed a gender discrimination lawsuit against ABM in the state of Washington. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court, in the case named Forbes v. ABM, awarded $4.0 million in damages. The court later awarded costs of $0.7 million to the plaintiff, pre-judgment interest in the amount of $0.3 million and an additional $0.8 million to mitigate the federal tax impact of the plaintiff’s award. ABM is appealing the jury’s verdict and the award of costs to the State Court of Appeals on the grounds that it was denied a fair trial and that Forbes failed to prove that ABM engaged in discrimination or retaliation. ABM has stayed enforcement of the judgment by procuring a $7.0 million letter of credit. ABM believes that the award against ABM was excessive and that the verdict was inconsistent with the law and the evidence. Because ABM believes that the judgment will be reversed upon appeal and that it will prevail in a new trial, ABM has not recorded any liability in its financial statements associated with the judgment. However, there can be no assurance that ABM will prevail in this matter. Oral arguments before the State Court of Appeals occurred on February 17, 2005 and a decision is pending.

     In 1998 ABM’s parking subsidiary leased a parking facility in Houston, Texas, owned by a limited partnership jointly owned by affiliates of American National Insurance Company (“ANICO”) and partners associated with Gerry Albright (“Albright affiliates.”) In June 2003, the ANICO affiliates notified the Albright affiliates that they would sell their interest in the parking facility. The Albright affiliates accepted the offer and attempted to secure financing. In connection with certain proposed financing for the Albright affiliates, ABM’s parking subsidiary was asked to submit an estoppel certificate and on that certificate it set forth certain claims under the lease. The Albright affiliates subsequently did not close the transaction and the ANICO affiliates acquired the interest in the parking facility held by the Albright affiliates. On December 5, 2003, the Albright affiliates filed a lawsuit against ABM, its parking subsidiary, and certain ANICO affiliates. The complaint alleged that ABM breached its obligations under the parking facility lease and committed tortious interference, the ANICO affiliates breached fiduciary responsibilities under the partnership agreement, and that ABM and ANICO were engaged in a conspiracy. Subsequently, claims against ANICO were dismissed. The Albright affiliates assert damages consisting of (1) the value of the parking facility in excess of the purchase price at the time of the proposed purchase by the Albright affiliates ($1.8 million); (2) lost future revenues from the operation of the parking facility ($15.4 million); (3) future appreciation of the property during the remainder of the parking facility lease (a range from $9.9 million to $39.0 million); (4) exemplary damages; and (5) attorneys’ fees. This matter is currently before the Federal District Court in Houston, Texas. ABM believes that it acted in good faith under the terms of the lease and is not liable to the Albright affiliates for their damages related to their inability to secure financing.

     ABM and some of its subsidiaries have been named defendants in certain other litigation arising in the ordinary course of business. In the opinion of management, based on advice of legal counsel, such matters should have no material effect on the Company’s financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Unregistered Sales and Use of Proceeds

     On November 1, 2004, ABM issued 169,151 shares of ABM’s common stock as part of the consideration paid for the Company’s acquisition of substantially all of the operating assets of Sentinel. The estimated value of the shares was $3.4 million (using a price per share of $20.27.)

(c)     Stock Repurchases

(d) Maximum number
			(c) Number of	(or approximate dollar
			shares (or units)	value) of shares (or
	(a) Total number of	(b) Average price	purchased as part of	units) that may yet be
	shares (or units)	paid per share	publicly announced	purchased under the
Period	purchased	(or unit)	plans or programs	plans or programs (1)
11/1/2004-11/30/2004	—	—	—	1,500,000 shares

12/1/2004-12/31/2004	2,133 shares(2)	$19.45	—	1,500,000 shares

1/1/2005-1/31/2005	—	—	—	—

Total	2,133 shares(2)	$19.45	—	— (3)

(1)	On December 9, 2003, ABM’s Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s outstanding common stock at any time through December 31, 2004. The Company did not purchase any shares of ABM’s common stock in the two months ended December 31, 2004 when this authorization expired.

(2)	Participants in the Company’s “Time-Vested” Incentive Stock Option Plan (the “Plan”) may exercise stock options by surrendering shares of ABM’s common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plan are repurchased by the Company pursuant to the terms of the Plan and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(3)	On March 7, 2005, ABM’s Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s outstanding common stock at any time through October 31, 2005.

Item 6. Exhibits

Exhibit 3.2	-	Bylaws, as amended January 28, 2004.

Exhibit 10.1	-	Executive Stock Option Plan, as amended and restated as of January 11, 2005.

Exhibit 10.2	-	“Time-Vested” Incentive Stock Option Plan, as amended and restated as of January 11, 2005.

Exhibit 10.4	-	“1996 Price-Vested” Performance Stock Option Plan, as amended and restated as of January 11, 2005.

Exhibit 10.6	-	2002 Price-Vested Performance Stock Option Plan, as amended and restated as of January 11, 2005.

Exhibit 10.11	-	Supplemental Executive Retirement Plan, as amended December 6, 2004.

Exhibit 10.24	-	Form of Corporate Executive Employment Agreement effective November 1, 2004.

Exhibit 10.25	-	First Amendment to Corporate Executive Employment Agreement with James P. McClure dated February 2, 2005.

Exhibit 10.26	-	First Amendment to Corporate Executive Employment Agreement with Steven M. Zaccagnini dated February 2, 2005.

Exhibit 10.27	-	First Amendment to Corporate Executive Employment Agreement with George B. Sundby dated February 2, 2005.

Exhibit 10.28	-	Consulting Agreement with Jess E. Benton, III, as of February 1, 2005.

Exhibit 10.29	-	Description of the compensation of non-employee directors for fiscal year beginning November 1, 2004.

Exhibit 31.1	-	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	-	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	-	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated
March 10, 2005	/s/ George B. Sundby
George B. Sundby
Executive Vice President and Chief Financial Officer Principal Financial Officer

March 10, 2005	/s/ Maria De Martini
Maria De Martini
Vice President and Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.2	Bylaws, as amended January 28, 2004.

10.1†	Executive Stock Option Plan, as amended and restated as of January 11, 2005.

10.2†	“Time-Vested” Incentive Stock Option Plan, as amended and restated as of January 11, 2005.

10.4†	“1996 Price-Vested” Performance Stock Option Plan, as amended and restated as of January 11, 2005.

10.6†	2002 Price-Vested Performance Stock Option Plan, as amended and restated as of January 11, 2005.

10.11†	Supplemental Executive Retirement Plan, as amended December 6, 2004.

10.24†	Form of Corporate Executive Employment Agreement effective November 1, 2004.

10.25†	First Amendment to Corporate Executive Employment Agreement with James P. McClure dated February 2, 2005.

10.26†	First Amendment to Corporate Executive Employment Agreement with Steven M. Zaccagnini dated February 2, 2005.

10.27†	First Amendment to Corporate Executive Employment Agreement with George B. Sundby dated February 2, 2005.

10.28	Consulting Agreement with Jess E. Benton, III, effective as of February 1, 2005.

10.29	Description of the compensation of non-employee directors for fiscal year beginning November 1, 2004.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract, compensatory plan or arrangement.