Form 10-Q
period 2005-04-30
ABM INDUSTRIES INC /DE/
filed 2005-06-09
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Yes ☑ No ☐

Number of shares of common stock outstanding as of May 31, 2005: 49,805,406.

ABM INDUSTRIES INCORPORATED
FORM 10-Q
For the three months and six months ended April 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
(in thousands, except share amounts)	2005	2004

ASSETS

Current assets
Cash and cash equivalents	$52,513	$63,369
Trade accounts receivable, net	326,151	307,237
Inventories	20,383	20,554
Deferred income taxes	42,362	40,918
Prepaid expenses and other current assets	46,177	38,607
Assets held for sale	13,912	14,441

Total current assets	501,498	485,126

Investments and long-term receivables	9,495	10,450

Property, plant and equipment, at cost
Land and buildings	5,066	5,054
Transportation equipment	14,453	14,039
Machinery and other equipment	81,515	77,506
Leasehold improvements	14,968	14,176

	116,002	110,775
Less accumulated depreciation and amortization	(82,968)	(79,584)

Property, plant and equipment, net	33,034	31,191

Goodwill, net of accumulated amortization	233,378	225,495

Other intangibles, at cost	37,313	30,278
Less accumulated amortization	(10,822)	(7,988)

Other intangibles, net	26,491	22,290

Deferred income taxes	49,134	48,802
Other assets	18,900	19,170

Total assets	$871,930	$842,524

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
(in thousands, except share amounts)	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$42,975	$42,553
Income taxes payable	2,674	10,065
Liabilities held for sale	4,184	3,926
Accrued liabilities:
Compensation	62,004	64,350
Taxes — other than income	19,038	18,162
Insurance claims	72,010	67,662
Other	52,677	47,710

Total current liabilities	255,562	254,428

Retirement plans and other non-current liabilities	25,006	25,658
Insurance claims	127,168	120,277

Total liabilities	407,736	400,363

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value;100,000,000 shares authorized; 53,969,000 and 52,707,000 shares issued at April 30, 2005 and October 31,2004, respectively	540	527
Additional paid-in capital	196,821	178,543
Accumulated other comprehensive loss	(245)	(108)
Retained earnings	336,295	328,258
Cost of treasury stock (4,212,000 and 4,000,000 shares	—	—
at April 30, 2005 and October 31, 2004), respectively	(69,217)	(65,059)

Total stockholders’ equity	464,194	442,161

Total liabilities and stockholders’ equity	$871,930	$842,524

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands except per share amounts)	2005	2004	2005	2004

		As Restated		As Restated
Revenues
Sales and other income	$639,555	$580,923	$1,277,720	$1,142,558
Gain on insurance claim	1,195	—	1,195	—

Total revenues	640,750	580,923	1,278,915	1,142,558

Expenses
Operating expenses and cost of goods sold	576,726	526,748	1,155,583	1,037,715
Selling, general and administrative	50,331	41,558	95,038	81,557
Intangible amortization	1,478	1,077	2,834	1,945
Interest	241	241	493	491

Total expenses	628,776	569,624	1,253,948	1,121,708

Income from continuing operations before income taxes	11,974	11,299	24,967	20,850
Income taxes	1,850	4,019	6,780	7,418

Income from continuing operations	10,124	7,280	18,187	13,432
Income from discontinued operations, net of income taxes	387	60	248	243

Net income	$10,511	$7,340	$18,435	$13,675

Net income per common share — Basic
From continuing operations	$0.20	$0.15	$0.36	$0.28
From discontinued operations	0.01	—	0.01	—

	$0.21	$0.15	$0.37	$0.28

Net income per common share — Diluted
From continuing operations	$0.20	$0.15	$0.36	$0.28
From discontinued operations	—	—	—	—

	$0.20	$0.15	$0.36	$0.28

Average common and common equivalent shares
Basic	49,730	48,713	49,461	48,613
Diluted	50,702	50,145	50,552	49,965

Dividends declared per common share	$0.105	$0.10	$0.21	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2005 AND 2004

(in thousands)	2005	2004

		As Restated
Cash flows from operating activities:
Net income	$18,435	$13,675
Less income from discontinued operations	(248)	(243)

Income from continuing operations	18,187	13,432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and intangible amortization	9,763	8,525
Provision for bad debts	504	2,067
Gain on sale of assets	(66)	(84)
Increase in deferred income taxes	(2,740)	(4,003)
Increase in trade accounts receivable	(12,279)	(5,075)
Decrease (increase) in inventories	171	(1,192)
(Increase) decrease in prepaid expenses and other current assets	(7,422)	1,579
Decrease (increase) in other assets	306	(3,516)
(Decrease) increase in income taxes payable	(6,315)	2,103
(Decrease) increase in retirement plans accrual	(652)	476
Increase in insurance claims liability	11,239	7,057
Increase in trade accounts payable and other accrued liabilities	2,015	13,400

Total adjustments to net income	(5,476)	21,337

Net cash flows from continuing operating activities	12,711	34,769
Net operational cash flows from discontinued operations	1,062	(28,943)

Net cash provided by operating activities	13,773	5,826

Cash flows from investing activities:
Additions to property, plant and equipment	(9,368)	(6,139)
Proceeds from sale of assets	1,204	241
Decrease in investments and long-term receivables	955	1,536
Purchase of businesses	(16,558)	(46,467)
Net investing cash flows from discontinued operations	(31)	(7)

Net cash used in investing activities	(23,798)	(50,836)

Cash flows from financing activities:
Common stock issued	13,725	5,662
Common stock purchases	(4,158)	(1,689)
Dividends paid	(10,398)	(9,735)

Net cash used in financing activities	(831)	(5,762)

Net decrease in cash and cash equivalents	(10,856)	(50,772)
Cash and cash equivalents beginning of period	63,369	110,947

Cash and cash equivalents end of period	$52,513	$60,175

Supplemental Data:
Cash paid for income taxes	$15,835	$39,983
Non-cash investing activities:
Common stock issued for business acquired	$3,490	$—

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments necessary to present fairly ABM Industries Incorporated (ABM) and subsidiaries’ (the Company) financial position as of April 30, 2005 and the results of operations for the three and six months then ended, and cash flows for the six months then ended. These adjustments are of a normal, recurring nature, except as otherwise noted.

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

     On May 27, 2005, the Company entered into an agreement to sell substantially all of the operating assets of its wholly owned subsidiary, CommAir Mechanical Services (Mechanical). As a result of this event, the assets and liabilities of Mechanical have been segregated and classified as held for sale and its operating results and cash flows have been reported as a discontinued operation in the accompanying consolidated financial statements of the Company. See Note 10.

2. Previous Restatement of Prior Periods

     During the preparation of the financial statements for the year ended October 31, 2004, the Company concluded that the methodology it was using to estimate its self-insurance reserves in its previously issued financial statements was not in accordance with generally accepted accounting principles (GAAP) and therefore restated its previously issued financial statements in connection with the preparation of the financial statements included in its Annual Report on Form 10-K for the year ended October 31, 2004. As a result of the decision to restate, the Company further determined to make additional corrections to its financial statements. The effects of the restatement for the correction of these errors on the three and six months ended April 30, 2004 are shown below:

	Three Months Ended	Six Months Ended
(in thousands)	April 30, 2004	April 30, 2004

Insurance	$(434)	$(1,058)
Intangible amortization	1,468	899
Software amortization	(135)	(270)

Increase (decrease) in income from continuing operations before income taxes	899	(429)
Income taxes	343	(164)

Increase (decrease) in income from continuing operations, net of income taxes	$556	$(265)

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2005	2004	2005	2004

		As Restated		As Restated
Net income available to common stockholders	$10,511	$7,340	$18,435	$13,675

Average common shares outstanding — Basic	49,730	48,713	49,461	48,613
Effect of dilutive securities:
Stock options	972	1,432	1,091	1,352

Average common shares outstanding — Diluted	50,702	50,145	50,552	49,965

Net income per common share — Basic	$0.21	$0.15	$0.37	$0.28

Net income per common share — Diluted	$0.20	$0.15	$0.36	$0.28

     For purposes of computing diluted net income per common share for each quarter, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common shares for the quarter (i.e., “out-of-the-money” options). For the three months ended April 30, 2005 and 2004, options to purchase common shares of 0.4 million and 0.3 million, respectively, at weighted average exercise prices of $21.32 and $18.30, respectively, were excluded from the computation.

4. Stock-Based Compensation

     The Company accounts for stock-based employee compensation plans, including purchase rights issued under the Employee Stock Purchase Plan, using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s application of APB Opinion No. 25 does not result in compensation cost because the exercise price of the options is equal to or greater than the fair value of the stock at the grant date. Under the intrinsic value method, if the fair value of the stock is greater than the exercise price at the grant date, the excess is amortized to compensation expense over the estimated service life of the recipient.

     On March 24, 2005, the Company amended its 2002 Price-Vested Performance Stock Option Plan (2002 Plan) to permit the Company to make grants with exercise prices at or above the fair market value of the Company’s common stock on the date of grant. Prior to the amendment, the 2002 Plan called for all grants to have exercise prices equal to the fair market value of the Company’s common stock on the day of grant.

     As all options granted since October 31, 1995 had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income for the three and six months ended April 30, 2005 and 2004, except for $42,000 of compensation expense recorded in the first three months of 2005 due to the accelerated vesting of options for 4,000 common shares in connection with the termination of an employee on December 7, 2004. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all outstanding employee options granted after October 31, 1995 using the retroactive restatement method:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2005	2004	2005	2004

		As Restated		As Restated
Net income, as reported	$10,511	$7,340	$18,435	$13,675

Deduct: Stock-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	712	420	1,501	1,044

Net income, pro forma	$9,799	$6,920	$16,934	$12,631

Net income per common share — Basic
As reported	$0.21	$0.15	$0.37	$0.28
Pro forma	$0.20	$0.14	$0.34	$0.26
Net income per common share — Diluted
As reported	$0.20	$0.15	$0.36	$0.28
Pro forma	$0.19	$0.14	$0.33	$0.25

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004

Expected life from the date of grant	7.9 years	8.2 years	6.7 years	7.2 years
Expected stock price volatility average	20.1%	26.3%	21.8%	24.8%
Expected dividend yield	1.9%	2.2%	2.0%	2.4%
Risk-free interest rate	4.5%	3.5%	4.0%	3.7%
Weighted average fair value of grants	$5.62	$4.94	$5.21	$4.12

     The Company’s pro forma calculations are based on a single option valuation approach. The computed pro forma fair value of the options awards are amortized over the required vesting periods. For purposes of the pro forma calculations, should options vest earlier, the remaining unrecognized value is recognized immediately and stock option forfeitures are recognized as they occur.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. In accordance with the standard, the Company will adopt SFAS No. 123R effective November 1, 2005. The Company believes that the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations will approximate the magnitude of the stock-based employee compensation costs disclosed in this note.

5. Revenue Presentation

     The Company’s Parking segment reports both revenues and expenses recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking sales related solely to the reimbursement of expenses totaled $56.1 million and $52.2 million for the three months ended April 30, 2005 and 2004, respectively, and $114.5 million and $106.0 million for the six months ended April 30, 2005 and 2004, respectively.

6. Insurance

     The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million (inclusive of legal fees) to $1.0 million (exclusive of legal fees) except for California workers’ compensation insurance which increased to $2.0 million effective April 14, 2003. However, effective April 14, 2005, the deductible for California workers’ compensation insurance was decreased from $2.0 million to $1.0 million per occurrence, plus an additional $1.0 million annually in the aggregate, due to improvements in general insurance market conditions.

     The Company uses an independent actuary to annually evaluate the Company’s estimated claim costs and liabilities and accrues self-insurance reserves in an amount that is equal to the actuarial point estimate. Using the annual actuarial report, management develops annual insurance costs for each operation, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs on a quarterly basis. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse development (e.g., change in regulatory requirements and change in reserving methodology). If the trends suggest that the frequency or severity of claims incurred has increased, the Company might be required to record additional expenses for self-insurance liabilities. Additionally, the Company uses third party service providers to administer its claims and the performance of the service providers and transfers between administrators can impact the cost of claims and accordingly the amounts reflected in insurance reserves. The estimated liability for claims incurred but unpaid at April 30, 2005 and October 31, 2004 was $199.2 million and $187.9 million, respectively.

     In connection with certain self-insurance programs, the Company had standby letters of credit at April 30, 2005 and October 31, 2004 supporting estimated unpaid liabilities in the amounts of $109.0 million and $88.3 million, respectively.

7. Variable Interest Entities

     The Company has investments in two low income housing tax credit partnerships. Purchased in 1995 and 1998, these limited partnerships, organized by independent third parties and sold as investments, are variable interest entities as defined by FASB Financial Interpretation (FIN) No. 46R, a revision to FIN 46, “Consolidation of Variable Interest Entities.” In accordance with FIN 46R, these partnerships are not consolidated in the Company’s consolidated financial statements because the Company is not the primary beneficiary of the partnerships. At April 30, 2005 and October 31, 2004, the at-risk book value of these investments totaled $3.4 million and $3.9 million, respectively.

8. Goodwill and Other Intangibles

     Goodwill. The changes in the carrying amount of goodwill for the six months ended April 30, 2005 were as follows (acquisitions are discussed in Note 9):

(in thousands)

		Initial
	Balance as of	Payments for	Contingent	Balance as of
Segment	October 31, 2004	Acquisitions	Amounts	April 30, 2005

Janitorial	$139,221	$3,650	$1,193	$144,064
Parking	28,749	—	314	29,063
Security	37,605	2,470	—	40,075
Engineering	2,174	—	—	2,174
Lighting	17,746	—	256	18,002

Total	$225,495	$6,120	$1,763	$233,378

     The $2.5 million increase in Security’s goodwill includes $1.0 million that resulted from recording a deferred tax liability from the Sentinel Guard Systems (Sentinel) transaction in the first quarter of 2005. See Note 9, “Acquisitions.”

     Other Intangibles. The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the six months ended April 30, 2005 were as follows (acquisitions are discussed in Note 9):

	Gross Carrying Amount			Accumulated Amortization
	October 31,		April 30,	October 31,		April 30,
(in thousands)	2004	Additions	2005	2004	Additions	2005

Customer contracts and related relationships	$21,217	$6,985	$28,202	$(3,546)	$(1,939)	$(5,485)
Trademarks and trade names	3,000	50	3,050	(570)	(387)	(957)
Other (contract rights, etc.)	6,061	—	6,061	(3,872)	(508)	(4,380)

Total	$30,278	$7,035	$37,313	$(7,988)	$(2,834)	$(10,822)

     The weighted average remaining lives as of April 30, 2005 and the amortization expense for the three and six months ended April 30, 2005 and 2004 of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years are as follows:

	Weighted	Amortization Expense				Estimated Amortization Expense
	Average	Three Months Ended		Six Months Ended		Years Ending
	Remaining Life	April 30,		April 30,		October 31,
($ in thousands)	(Years)	2005	2004	2005	2004	2006	2007	2008	2009	2010

			As Restated		As Restated
Customer contracts and related relationships	10.8	$1,032	$607	$1,939	$1,126	$3,780	$3,379	$2,978	$2,577	$2,176
Trademarks and trade names	3.9	200	123	387	173	540	540	540	203	—
Other (contract rights, etc.)	4.3	246	347	508	646	674	78	70	61	61

Total	9.8	$1,478	$1,077	$2,834	$1,945	$4,994	$3,997	$3,588	$2,841	$2,237

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

     Cash paid for acquisitions, including initial payments and contingent amounts based on subsequent performance, was $16.6 million and $46.5 million in the six months ended April 30, 2005 and 2004, respectively. Of those payment amounts, $1.8 million and $2.3 million were the contingent amounts paid in the six months ended April 30, 2005 and 2004, respectively, on earlier acquisitions as provided by the respective purchase agreements. In addition, shares of ABM’s common stock with a fair market value of $3.5 million at the date of issuance were issued in the six months ended April 30, 2005 as payment for business acquired.

     The Company made the following acquisitions during the six months ended April 30, 2005:

     On November 1, 2004, the Company acquired substantially all of the operating assets of Sentinel, a Los Angeles-based company, from Tracerton Enterprises, Inc. Sentinel, with annual revenues in excess of $13.0 million, was a provider of security officer services primarily to high-rise, commercial and residential structures. In addition to its Los Angeles business, Sentinel also operated an office in San Francisco. The total purchase price was $5.3 million, which included an initial payment of $3.5 million in shares of ABM’s common stock, the assumption of liabilities totaling approximately $1.7 million and $0.1 million of professional fees. Of the total purchase price, $2.4 million was allocated to customer relationship intangible asset, $0.1 million to trademarks and trade names, $1.3 million to customer accounts receivable and other assets and $1.5 million to goodwill. Additionally, because of the tax-free nature of this transaction to the seller, the Company recorded a $1.0 million deferred tax liability on the difference between the recorded fair market value and the seller’s tax basis of the net assets acquired. Goodwill was increased by the same amount. Additional consideration includes contingent payments, based on achieving certain revenue and profitability targets over a three-year period, estimated to be between $0.5 million and $0.75 million per year, payable in shares of ABM’s common stock.

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

     On March 4, 2005, the Company acquired the operating assets of Amguard Security and Patrol Services (Amguard), based in Germantown, Maryland, for $1.1 million in cash. Additional consideration includes a contingent payment in the amount of $0.45 million, subject to reduction in the event certain revenue targets are not achieved. With annual revenues in excess of $4.5 million, Amguard was a provider of security officer services, primarily to high-rise, commercial and residential structures. Of the total initial payment, $1.0 million was allocated to customer relationship intangible assets and $0.1 million to other assets.

     The Company made the following acquisitions during the six months ended April 30, 2004:

     On March 15, 2004, the Company acquired substantially all of the operating assets of Security Services of America, LLC (SSA), a North Carolina limited liability company and wholly owned subsidiary of SSA Holdings II, LLC. SSA, also known as “Silverhawk Security Specialists” and “Elite Protection Services,” provided full service private security and investigative services to a diverse client base that includes small, medium and large businesses throughout the Southeast and Midwest regions of the United States. The total acquisition cost included an initial cash payment of $40.7 million, net of liabilities assumed totaling $0.3 million, plus contingent payments equal to 20% to 25% of adjusted earnings before interest and taxes, depending upon the level of actual earnings, for each of the years in the five-year period following the date of acquisition. Of the total purchase price, $7.1 million was allocated to customer relationship intangible asset and $2.7 million to trademarks and trade names. Additionally, $2.2 million of the total purchase price was allocated to fixed and other tangible assets and $29.0 million to goodwill.

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

     Due to the size of these acquisitions, individually and in aggregate, pro forma information is not included in the consolidated financial statements.

10. Discontinued Operations

     On May 27, 2005, the Company entered into a Sale Agreement, with Carrier Corporation, a wholly owned subsidiary of United Technologies Corporation (Carrier), to sell substantially all of the operating assets of Mechanical. The sale was completed on June 2, 2005.

     The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as rights to the name “CommAir Mechanical Services.” The consideration paid was $32 million in cash, subject to certain adjustments, and Carrier’s assumption of trade payables and accrued liabilities. ABM will realize a pre-tax gain of approximately $21 million in the third quarter of 2005.

     Less than $0.3 million of Mechanical’s operating assets, representing its water treatment business, were not sold to Carrier but are held for sale.

     The assets and liabilities of Mechanical have been segregated and classified as held for sale and the operating results and cash flows have been reported as a discontinued operation in the accompanying consolidated financial statements. Income taxes have been allocated using the estimated combined federal and state tax rates applicable to Mechanical for each of the periods presented. The prior periods presented have been reclassified.

     Assets and liabilities of Mechanical included in the accompanying consolidated balance sheet were as follows at April 30, 2005 and October 31, 2004:

	April 30,	October 31,
(in thousands)	2005	2004

Trade accounts receivable, net	$9,492	$10,476
Inventories	2,234	1,706
Property, plant and equipment, net	139	163
Goodwill, net of accumulated amortization	1,952	1,952
Other	95	144

Total assets	13,912	14,441

Trade accounts payable	2,403	2,682
Accrued liabilities:
Compensation	354	476
Taxes — other than income	223	204
Other	1,204	564

Total liabilities	4,184	3,926

Net assets	$9,728	$10,515

     The operating results of Mechanical for the three and six months ended April 30, 2005 and 2004 are shown below.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2005	2004	2005	2004

Revenues	$11,105	$9,422	$20,303	$18,610

Income before income taxes	$400	$99	$171	$401
Income taxes	157	39	67	158

Income from discontinued operation, net of income taxes	$243	$60	$104	$243

     On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator Services, Inc., a wholly owned subsidiary of ABM that represented the Company’s Elevator segment, to Otis Elevator Company, a wholly owned subsidiary of United Technologies Corporation (Otis Elevator). The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a perpetual license to the name “Amtech Elevator Services.” The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. The Company realized a gain on the sale of $52.7 million, which is net of $32.7 million of income taxes, of which $30.5 million was paid with the extension of the federal and state income tax returns on January 15, 2004. This payment has been reported as a discontinued operation in the accompanying consolidated statements of cash flows.

     In June 2005, the Company settled litigation that arose from and was directly related to the operations of Elevator prior to its disposal. An estimated liability was recorded on the date of disposal. The settlement amount was less than the estimated liability by $0.2 million, pre-tax. This difference was recorded as income from discontinued operation in the second quarter of 2005 as shown below.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2005	2004	2005	2004

Income before income taxes	$233	$—	$233	$—
Income taxes	89	—	89	—

Income from discontinued operation, net of income taxes	$144	$—	$144	$—

11. Line of Credit Facility

     On May 25, 2005 (effective time), ABM terminated its $250 million three-year syndicated line of credit scheduled to expire on July 1, 2005 (old Facility) and replaced the old Facility with a new $300 million five-year syndicated line of credit scheduled to expire on May 25, 2010 (new Facility). Under the old Facility, no compensating balances were required and the interest rate was determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.875% to 1.50% or, for overnight borrowings, at the prime rate plus a spread of 0.00% to 0.25% or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.875% to 1.50%. The spreads for LIBOR, prime and IBOR borrowings were based on ABM’s leverage ratio. The old Facility called for a commitment fee payable quarterly, in arrears, of 0.175%, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with ABM’s self-insurance program and cash borrowings were considered to be outstanding amounts. As of April 30, 2005 and October 31, 2004, the total outstanding amounts under the old Facility were $118.6 million and $96.5 million, respectively, in the form of standby letters of credit. The Company was in compliance with all covenants at those dates.

     Under the new Facility, no compensating balances are required and the interest rate is determined at the time of borrowing based on LIBOR plus a spread of 0.375% to 1.125% or, for overnight loan borrowings, at the prime rate or, for overnight to one week, at IBOR plus a spread of 0.375% to 1.125%. The spreads for LIBOR, prime and IBOR borrowings are based on ABM’s leverage ratio. The new Facility calls for a non-use fee payable quarterly, in arrears, of 0.125%, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with ABM’s self-insurance program and cash borrowings are considered to be outstanding amounts. The standby letters of credit outstanding under the old Facility at the effective time remained outstanding under the new Facility.

     The new Facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the new Facility also requires that ABM maintain three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341,941,000, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after the effective time (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM and its subsidiaries after the effective time by reason of the issuance and sale of capital stock or other equity interests of ABM or any subsidiary, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to ABM’s employee stock purchase plans, employee stock option plans and similar programs.

12. Comprehensive Income

     Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses. Comprehensive income for the three and six months ended April 30, 2005 and 2004 approximated net income.

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

     On March 7, 2005, ABM’s Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s outstanding common stock at any time through October 31, 2005. The Company purchased 0.2 million shares under this authorization at a cost of $4.2 million (an average price per share of $19.64) through April 30, 2005.

14. Employee Benefit Plans

Retirement and Post-Retirement Plans

     The net cost of the defined benefit retirement plans and the post-retirement benefit plan for the three and six months ended April 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2005	2004	2005	2004

Defined Benefit Plans
Service cost	$48	$79	$98	$161
Interest	136	146	280	292

Net expense	$184	$225	$378	$453

Post-Retirement Benefit Plan
Service cost	$10	$10	$20	$20
Interest	67	69	135	138

Net expense	$77	$79	$155	$158

     The defined benefit plans include the Company’s retirement agreements for approximately 54 current and former directors and senior executives (Supplemental Executive Retirement Plan) and an unfunded severance pay plan covering certain qualified employees (Service Award Benefit Plan). The Supplemental Executive Retirement Plan was amended effective December 31, 2002 to preclude new participants and the Service Award Benefit Plan was amended effective January 1, 2002 to no longer award any further benefits. The Service Award Benefit Plan was further amended effective April 6, 2005 to require only a lump-sum distribution of benefits, where previously two annual payments were required. In addition, participants currently receiving annual payments are to receive any remaining unpaid benefits as soon as administratively possible. The post-retirement benefit plan is the Company’s unfunded post-retirement death benefit plan.

401(k) Plan

     The Company made matching 401(k) contributions required by the 401(k) plan for the three months ended April 30, 2005 and 2004 in the amounts of $1.4 million and $1.2 million, respectively, and for the six months ended April 30, 2005 and 2004 in the amounts of $2.9 million and $2.5 million, respectively.

Deferred Compensation Plan

     The Company has an unfunded deferred compensation plan available to executive, management, administrative or sales employees whose annualized base salary exceeds $95,000. The plan allows employees to make pre-tax contributions from one to twenty percent of their compensation. The deferred amount earns interest equal to the prime interest rate on the last day of the calendar quarter up to six percent. If the prime rate exceeds six percent, the deferred compensation interest rate is equal to six percent plus one half of the excess over six percent. The average interest rates credited to the deferred compensation amounts for the three months ended April 30, 2005 and 2004 were 5.83% and 4.08%, respectively, and for the six months ended April 30, 2005 and 2004 were 5.63% and 4.04%, respectively. At April 30, 2005, there were 81 active participants and 27 retired or terminated employees participating in the plan.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2005	2004	2005	2004

Employee contributions	$257	$302	$637	$696
Interest accrued	$142	$109	$283	$213
Payments	$(276)	$(172)	$(2,391)	$(502)

Pension Plan Under Collective Bargaining

     Certain qualified employees of the Company are covered under union-sponsored collectively bargained multi-employer defined benefit plans. Contributions paid for these plans were $9.1 million and $10.3 million in the three months ended April 30, 2005 and 2004, respectively, and $17.4 million and $15.9 million in the six months ended April 30, 2005 and 2004, respectively. The decrease in contribution payments in the second quarter of 2005 compared to the second quarter of 2004 was primarily due to a payment for the first quarter of 2004 that was not made until the second quarter of 2004. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

15. Segment Information

     Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. On November 1, 2004, Facility Services merged with Engineering. The operating results of Facility Services for the prior period have been reclassified to Engineering from the Other segment for comparative purposes. The operating results of Mechanical, also previously included in the Other segment, are reported separately under discontinued operations and are excluded from the table below, see “Discontinued Operations.” As a result of the reclassifications of Facility Services and Mechanical, Other segment no longer exists. Corporate expenses are not allocated.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2005	2004	2005	2004

		As Restated		As Restated
Sales and other income
Janitorial	$381,457	$355,331	$757,580	$705,936
Parking	99,180	93,670	200,306	187,528
Security	72,652	52,098	145,763	92,974
Engineering	57,127	50,683	115,175	100,119
Lighting	28,787	28,937	58,203	55,550
Corporate	352	204	693	451

	$639,555	$580,923	$1,277,720	$1,142,558

Operating profit (loss)
Janitorial	$10,198	$11,484	$22,630	$23,799
Parking	2,448	1,822	4,836	2,811
Security	2,367	1,716	5,454	3,193
Engineering	3,180	2,892	6,181	5,417
Lighting	813	666	1,494	1,284
Corporate	(7,986)	(7,040)	(16,330)	(15,163)

Operating profit	11,020	11,540	24,265	21,341
Gain on insurance claim	1,195	—	1,195	—
Interest expense	(241)	(241)	(493)	(491)

Income from continuing operations before income taxes	$11,974	$11,299	$24,967	$20,850

16. Contingencies

     During the quarter ended April 30, 2005, the Company recorded a charge of $6.3 million for damages, court-awarded fees and other amounts awarded to the plaintiff in the case named Forbes v. ABM, as well as other costs (including interest through April 30, 2005) following the Washington Court of Appeals’ April 21, 2005 denial of ABM’s appeal of an earlier jury verdict. This gender discrimination lawsuit was originally filed in the State of Washington against ABM by a former employee of a subsidiary of ABM in September 1999. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court awarded $4.0 million in damages to the plaintiff. The court later awarded costs of $0.7 million to the plaintiff, pre-judgment interest in the amount of $0.3 million and an additional $0.8 million to mitigate the federal tax impact of the plaintiff’s award. When the awards were made, the Company believed it had been denied a fair trial and appealed the verdict on the grounds that several key rulings by the court were incorrect and resulted in substantial prejudice to the Company. The Company also believed that the original verdict would be reversed because it was excessive and inconsistent with the law and the evidence. Because it believed the awards would be reversed and it would prevail in a new trial, the Company did not record any liability on its financial statements previously. Although the Company retains its beliefs in respect of the merits of the case and intends to appeal to the Washington State Supreme Court, the Company took the charge in the quarter ended April 30, 2005 in recognition of the loss of its first appeal. The $6.3 million estimated liability was included in other accrued liabilities as of April 30, 2005.

     In 1998, ABM’s parking subsidiary leased a parking facility in Houston, Texas, owned by a limited partnership jointly owned by affiliates of American National Insurance Company (ANICO) and partners associated with Gerry Albright (Albright affiliates.) In June 2003, the ANICO affiliates notified the Albright affiliates that they would sell their interest in the parking facility. The Albright affiliates accepted the offer and attempted to secure financing. In connection with certain proposed financing for the Albright affiliates,

ABM’s parking subsidiary was asked to submit an estoppel certificate and on that certificate it set forth certain claims under the lease. The Albright affiliates subsequently did not close the transaction and the ANICO affiliates acquired the interest in the parking facility held by the Albright affiliates. On December 5, 2003, the Albright affiliates filed a lawsuit against ABM, its parking subsidiary, and certain ANICO affiliates. The complaint alleged that ABM breached its obligations under the parking facility lease and committed tortious interference, the ANICO affiliates breached fiduciary responsibilities under the partnership agreement, and that ABM and ANICO were engaged in a conspiracy. Subsequently, claims against ANICO were dismissed. The Albright affiliates assert damages consisting of (1) the value of the parking facility in excess of the purchase price at the time of the proposed purchase by the Albright affiliates ($1.8 million); (2) lost future revenues from the operation of the parking facility ($15.4 million); (3) future appreciation of the property during the remainder of the parking facility lease (a range from $9.9 million to $39.0 million); (4) exemplary damages; and (5) attorneys’ fees. This matter is currently before the Federal District Court in Houston, Texas. ABM believes that it acted in good faith under the terms of the lease and is not liable to the Albright affiliates for their damages related to their inability to secure financing.

     In December 1997, ABM’s parking subsidiary entered into a five-year agreement with the City of Dallas to perform parking management services for the Love Field Airport. This agreement provided for a minimum annual guarantee payment (MAG) to the City. The Company believes that reductions to the number of stalls in the managed parking area that occurred commencing August 4, 2001 and the opening of a new parking area and other actions required adjustment of the agreement, including the amount of the MAG. Although an exchange between the parties took place as to terms of an amendment, no amendment was executed. ABM’s parking subsidiary did, however, continue performing parking management services until April 2004, when the agreement was terminated. On July 12, 2004, the City of Dallas filed a complaint in Texas State Court in Dallas alleging a breach of contract by ABM’s parking subsidiary for underpayment of the MAG by $1.8 million, and in May 2005 amended that complaint to allege fraud and negligent misrepresentation by ABM’s parking subsidiary. The matter is currently in the discovery phase. ABM believes that it acted in good faith and is not liable to the City of Dallas for payments in excess of $0.1 million which the Company accrued, under the terms of the agreement, in 2003.

     On February 1, 2005, the Office of Federal Contract Compliance Programs (OFCCP), a division of the US Department of Labor, notified ABM’s security subsidiary of an alleged violation of federal affirmative action laws based on a statistical hiring disparity (shortfall) between men and women during 2002. (There was no statistically significant shortfall in 2001, or since 2002.) On April 8, 2005, the OFCCP verbally advised ABM that is was seeking back pay in the amount of $1.2 million to remedy the alleged disparity. ABM believes, however, that it has strong defenses to the OFCCP’s allegations and that the damages paid, if any, will amount to significantly less than $1.2 million. Because the amount of the damages cannot be estimated at this time, the Company has not taken a charge on its financial statements in connection with this matter.

     ABM and some of its subsidiaries have been named defendants in certain other litigation arising in the ordinary course of business. In the opinion of management, based on advice of legal counsel, such matters should have no material effect on the Company’s financial position, results of operations or cash flows.

17. Income Taxes

     The effective tax rates for the three months ended April 30, 2005 and 2004 were 15.5% and 35.6%, respectively, and 27.2% and 35.6% for the six months ended April 30, 2005 and 2004, respectively. A $2.7 million income tax benefit was recorded in the second quarter of 2005 resulting from the favorable settlement of the audit of prior years’ state tax returns (tax years 2000 to 2003) in May 2005. An estimated liability was accrued in prior years for the separate income tax returns filed with that state for the years under audit because the intercompany charges were not supported by a recent formal transfer pricing study. The estimated liability was greater than the settlement amount. The income tax benefit was partially offset by the effect of a higher level of pre-tax income in the three months and six months ended April 30, 2005 compared to the same periods in 2004, with the estimated federal tax credits remaining substantially the same in all periods. In addition, the effective tax rates for 2005 reflect a higher estimated state income tax rate due to the combined income tax return filing requirements in certain states where separate income tax returns were previously filed.

18. Subsequent Events

     On May 25, 2005, ABM terminated its $250 million three-year syndicated line of credit scheduled to expire on July 1, 2005 and replaced it with a new $300 million five-year syndicated line of credit scheduled to expire on May 25, 2010. See Note 11.

     On May 27, 2005, the Company entered into a Sale Agreement with Carrier to sell substantially all of the operating assets of Mechanical. The sale was completed on June 2, 2005. See Note 10.

     In June 2005, the Company paid $4.5 million in additional state and city income taxes and interest due for tax years 2000 to 2003 in settlement of a state tax audit. See Note 17.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     ABM Industries Incorporated (“ABM”) and its subsidiaries (the “Company”) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada. The largest segment of the Company’s business is Janitorial which generated over 59% of the Company’s sales and other income (hereinafter called “Sales”) and over 55% of its operating profit before corporate expenses for the first six months of 2005. In May 2005, after the period covered by this report, the Company entered into an agreement to sell substantially all of the operating assets of its wholly owned subsidiary, CommAir Mechanical Services (“Mechanical”), its mechanical operations. The sale was completed on June 2, 2005.

     The Company’s Sales are substantially based on the performance of labor-intensive services at contractually specified prices. Janitorial and other maintenance service contracts are either fixed-price or “cost-plus” (i.e., the customer agrees to reimburse the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage). In addition to services defined within the scope of the contract, the Company also generates Sales from extra services (also known as “tag sales”), such as when the customer requires additional cleaning or emergency repair services, with extra services frequently providing higher margins. The quarterly profitability of fixed-price contracts is impacted by the variability of the number of work days in the quarter.

     The majority of the Company’s contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice. Upon renewal of the contract, the Company may renegotiate the price although competitive pressures and customers’ price-sensitivity could inhibit the Company’s ability to pass on cost increases. Such cost increases include, but are not limited to, wage, benefit, payroll tax (including unemployment insurance tax), workers’ compensation and general liability insurance increases. However, for some renewals the Company is able to restructure the scope and terms of the contract to maintain profit margin.

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

     The Company’s most recent acquisitions significantly contributed to the growth in Sales and operating profit in the first six months of 2005 from the same period in 2004. The Company also experienced internal growth in Sales in the first six months of 2005. Internal growth in Sales represents not only Sales from new customers, but also expanded services or increases in the scope of work for existing customers. In the long run, achieving the desired levels of Sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately owned companies that typically have the lower cost advantage.

     In the short-term, management is focused on pursuing new business and integrating its most recent acquisitions. In the long-term, management continues to focus the Company’s financial and management resources on those businesses it can grow to be a leading national service provider.

Liquidity and Capital Resources

	April 30,	October 31,
(in thousands)	2005	2004	Change

Cash and cash equivalents	$52,513	$63,369	$(10,856)
Working capital	$245,936	$230,698	$15,238

	Six Months Ended April 30,
(in thousands)	2005	2004	Change

Cash provided by operating activities from continuing operations	$12,711	$34,769	$(22,058)
Net cash used in investing activities	$(23,798)	$(50,836)	$27,038
Net cash used in financing activities	$(831)	$(5,762)	$4,931

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of April 30, 2005 and October 31, 2004, the Company’s cash and cash equivalents totaled $52.5 million and $63.4 million, respectively. The cash balance at April 30, 2005 declined from October 31, 2004 primarily due to $14.7 million initial cash payment made for the purchase of operations of Colin Service Systems, Inc. (“Colin”), acquired on December 22, 2004 and Amguard Security and Patrol Services (“Amguard”) acquired on March 1, 2005, $10.4 million cash dividends and $4.2 million cash payments for the purchases of 0.2 million shares of ABM’s common stock, offset in part by cash from operations.

     Working Capital. Working capital increased by $15.2 million to $245.9 million at April 30, 2005 from $230.7 million at October 31, 2004 primarily due to the increase in trade accounts receivable, resulting from the increase in Sales, partially offset by the portions of initial cash payments for acquisitions allocated to goodwill and other intangibles. The largest component of working capital consists of trade accounts receivable, which totaled $326.2 million at April 30, 2005, compared to $307.2 million at October 31, 2004. These amounts were net of allowances for doubtful accounts of $7.7 million and $8.2 million at April 30, 2005 and October 31, 2004, respectively. As of April 30, 2005, accounts receivable that were over 90 days past due had increased $2.8 million to $21.1 million (6.3% of the total outstanding) from $18.3 million (5.8% of the total outstanding) at October 31, 2004.

     Cash Flows from Operating Activities. During the first six months of 2005 and 2004, operating activities from continuing operations generated net cash of $12.7 million and $34.8 million, respectively. Operating cash from continuing operations decreased in the first six months of 2005 from the first six months of 2004 primarily due to slower payments by some large customers in 2005 and higher income tax payments due to higher estimated taxable income in 2005 and combined tax return filing in states where separate tax returns were previously filed and the effect of the timing of other recurring payments.

     Cash Flows from Investing Activities. Net cash used in investing activities in the first six months of 2005 was $23.8 million, compared to $50.8 million in the first six months of 2004. The decrease was primarily due to the purchase of businesses in the first six months of 2005 totaling $16.6 million, compared to $46.5 million in the first six months of 2004, as well as higher additions to property, plant and equipment in 2005 mostly invested in communication and information technologies.

     Cash Flows from Financing Activities. Net cash used in financing activities was $0.8 million in the first six months of 2005 while $5.8 million was used in the first six months of 2004. This was primarily due to more cash generated from the issuance of ABM’s common stock under employee stock purchase plans in the first six months of 2005 compared to the same period of 2004, partially offset by higher common stock purchases and dividend payments in the first six months of 2005. The 1985 employee stock purchase plan terminated upon issuance of all the available shares in November 2003. A new employee stock purchase plan was approved by the stockholders in March 2004 and the first offering period began on August 1, 2004. The Company purchased 0.2 million shares of ABM’s common stock in the first six months of 2005 at a cost of $4.2 million (an average price per share of $19.64,) while 0.1 million shares were purchased in the first six months of 2004 at a cost of $1.7 million (an average price per share of $16.90).

     Line of Credit. On May 25, 2005 (the “effective time”), ABM terminated its $250 million three-year syndicated line of credit scheduled to expire on July 1, 2005 (the “old Facility”) and replaced the old Facility with a new $300 million five-year syndicated line of credit scheduled to expire on May 25, 2010 (the “new Facility”).

     Under the new Facility, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.375% to 1.125% or, for overnight loan borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (“IBOR”) plus a spread of 0.375% to 1.125%. The spreads for LIBOR, prime and IBOR borrowings are based on ABM’s leverage ratio. The new Facility calls for a non-use fee payable quarterly, in arrears, of 0.125%, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with ABM’s self-insurance program and cash borrowings are considered to be outstanding amounts. As of April 30, 2005, the total outstanding amounts under the old Facility were $118.6 million, in the form of standby letters of credit; these standby letters of credit are now outstanding under the new Facility.

     The new Facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the new Facility also requires that ABM maintain three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341,941,000, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after the effective time (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM and its subsidiaries after the effective time by reason of the issuance and sale of capital stock or other equity interests of ABM or any subsidiary, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to ABM’s employee stock purchase plans, employee stock option plans and similar programs.

Cash Requirements

     The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment. As of April 30, 2005, future contractual payments were as follows:

(in thousands)		Payments Due By Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 year	years	years	years

Contractual Obligations

Operating Leases	$183,860	$45,380	$59,931	$32,968	$45,581

     Additionally, the Company has the following commercial commitments and other long-term liabilities:

(in thousands)	Amounts of Commitment Expiration Per Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 year	years	years	years

Commercial Commitments
Standby Letters of Credit	$118,560	$118,560	—	—	—
Surety Bonds	58,225	43,227	$14,978	$20	—

Total	$176,785	$161,787	$14,978	$20	—

(in thousands)		Payments Due By Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 year	years	years	years

Other Long-Term Liabilities

Retirement Plans	$41,259	$2,152	$5,062	$5,017	$29,028

     The Company uses surety bonds, principally performance and payment bonds, to guarantee performance under various customer contracts in the normal course of business. These bonds typically remain in force for one to five years and may include optional renewal periods. At April 30, 2005, outstanding surety bonds totaled approximately $58.2 million. The Company does not believe these bonds will be required to be drawn upon.

     Not included in the retirement plans in the table above are union-sponsored collectively bargained multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions paid for these plans were $17.4 million and $15.9 million in the six months ended April 30, 2005 and 2004, respectively.

     The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million (inclusive of legal fees) to $1.0 million (exclusive of legal fees) except for the California workers’ compensation insurance which increased to $2.0 million effective April 14, 2003. However, effective April 14, 2005, the deductible for California workers’ compensation insurance was decreased from $2.0 million to $1.0 million per occurrence, plus an additional $1.0 million annually in the aggregate, due to improvements in general insurance market conditions. The estimated liability for claims incurred but unpaid at April 30, 2005 and October 31, 2004 was $199.2 million and $187.9 million, respectively.

     The self-insurance claims paid or accrued for payment in the first six months of 2005 and 2004 were $30.9 million and $30.2 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances.

     In connection with the gender discrimination lawsuit against ABM in the state of Washington in the case named Forbes v. ABM (see Note 16 of Notes to Consolidated Financial Statements,) the Company recorded a charge of $6.3 million for damages, court-awarded fees and other amounts awarded to the plaintiff, as well as other costs (including interest through April 30, 2005) in the second quarter of 2005 following the Washington Court of Appeals’ April 21, 2005 denial of ABM’s appeal of an earlier jury verdict.

The Company retains its beliefs in the merits of the case and it had appealed to the Washington State Supreme Court.

     In June 2005, the Company paid $4.5 million in additional state and city income taxes and interest due for tax years 2000 to 2003 in settlement of a state tax audit. See Note 18 of Notes to Consolidated Financial Statements.

     The Company has begun the process of installing a Voice over Internet Protocol (“VoIP”) technology that will allow the entire Company to make telephone calls using the Company’s private network instead of a regular (or analog) phone line. The VoIP project is estimated to cost $6.1 million and is expected to be completed before the end of this fiscal year.

     The Company has no other significant commitments for capital expenditures and believes that the current cash and cash equivalents, cash generated from operations, the $32.0 million sales proceeds received in June 2005 from the sale of Mechanical and the new Facility will be sufficient to meet the Company’s cash requirements for the long term.

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

     In December 2001, Zurich filed a Declaratory Judgment Action in the Southern District of New York claiming the loss of the business profit falls under the policy’s contingent business interruption sub-limit of $10.0 million. On June 2, 2003, the court ruled on certain summary judgment motions in favor of Zurich. Thereafter, the Company appealed the court’s rulings.

     On February 9, 2005, the United States Court of Appeals for the Second Circuit granted summary judgment in favor of ABM on the Company’s insurance claims for business interruption losses resulting from the WTC terrorist attack. The Court also ruled that ABM is entitled to recovery for the extra expenses the Company incurred after September 11, 2001, which include millions of dollars related to increased unemployment claims and costs associated with the redeployment of WTC personnel at other facilities. The Court rejected the arguments of Zurich to limit the Company’s business interruption coverage and returned the case to the Southern District of New York for determination of appropriate additional compensation under the policy. ABM will continue to pursue its claims against Zurich. Under the policy, coverage for business interruption and other related losses is capped at $127.4 million. ABM believes its losses exceed $100.0 million, of which the $10.0 million described above has been paid under the contingent business interruption sub-limit. On February 24, 2005, Zurich filed a motion to have its appeal heard by the Second Circuit Court of Appeals sitting en banc. Zurich’s motion is pending.

     On March 30, 2005, the Company signed the Sworn Statement in Proof of Loss which entitled the Company to receive an indemnity payment from Zurich of $1.5 million, representing the Company’s recovery of certain accounts receivable from customers that cannot be collected due to loss of paperwork in the destruction of WTC, additional claimed business personal property and business income loss. On May 9, 2005, this indemnity payment was received. The Company realized a pre-tax gain of $1.2 million on this indemnity payment in the second quarter of 2005.

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

Acquisitions and Dispositions

     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the six-month periods ended April 30, 2005 and 2004 are discussed in Note 9 of Notes to Consolidated Financial Statements.

     As a result of the Company’s agreement to sell substantially all of the operating assets of Mechanical, the assets and liabilities of Mechanical have been segregated and classified as held for sale and the operating results and cash flows have been reported as discontinued operation in the accompanying consolidated financial statements. Income taxes have been allocated using the estimated combined federal and state tax rates applicable to Mechanical for each of the periods presented. The prior periods presented have been reclassified. See the discussion of discontinued operations below and in Note 10 of Notes to Consolidated Financial Statements.

Results of Continuing Operations

     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years, quarters and first six months are based on the Company’s fiscal year which ends on October 31 and the quarter and first six months which end on April 30.

Three Months Ended April 30, 2005 vs. Three Months Ended April 30, 2004

	Three Months		Three Months
	Ended	% of	Ended	% of	Increase
($ in thousands)	April 30, 2005	Sales	April 30, 2004	Sales	(Decrease)
	As Restated *
Revenues
Sales and other income	$639,555	100.0%	$580,923	100.0%	10.1%
Gain on insurance claim	1,195	—	—	—	—

Total revenues	640,750	—	580,923	—	—

Expenses
Operating expenses and cost of goods sold	576,726	90.2%	526,748	90.7%	9.5%
Selling, general and administrative	50,331	7.9%	41,558	7.2%	21.1%
Intangible amortization	1,478	0.2%	1,077	0.2%	—
Interest	241	—	241	—	—

Total expenses	628,776	98.3%	569,624	98.1%	10.4%

Income from continuing operations before income taxes	11,974	1.9%	11,299	1.9%	6.0%
Income taxes	1,850	0.3%	4,019	0.7%	-54.0%

Income from continuing operations	$10,124	1.6%	$7,280	1.3%	39.1%

*	See Note 2 of Notes to Consolidated Financial Statements.

     Income from continuing operations. Income from continuing operations for the second quarter of 2005 increased 39.1% to $10.1 million ($0.20 per diluted share) from $7.3 million ($0.15 per diluted share) for the second quarter of 2004 despite the $6.3 million pre-tax charge for amounts awarded the plaintiff in Forbes v. ABM, which the Company recorded when its appeal was denied. All operating segments showed improvement in operating income, except for the Janitorial segment where the $6.3 million charge was recorded. Income from operations also benefited by the one fewer work day in the second quarter of 2005 compared to the same period in 2004. Additionally, in the second quarter of 2005, the Company recorded $2.7 million of income tax benefit resulting from a state tax audit settlement and $1.2 million of pre-tax gain on the WTC indemnity payment.

     Sales and Other Income. Sales for the second quarter of 2005 of $639.6 million increased by $58.6 million or 10.1% from $580.9 million for the second quarter of 2004. Acquisitions completed in fiscal year 2004 and the six months ended April 30, 2005 contributed $38.9 million to the Sales increase. The remainder of the Sales increase was primarily due to new business in all operating segments, as well as due to the expansion of services with existing Janitorial and Engineering customers.

     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit (Sales minus operating expenses and cost of goods sold) was 9.8% for the second quarter of 2005 compared to 9.3% for the second quarter of 2004. The increase in margins was primarily due to one fewer work day in the second quarter of 2005 compared to the same period in 2004 which favorably impacted the fixed-price contracts in Janitorial, termination of unprofitable contracts and favorably renegotiated contracts at Parking, higher margin contributions from the Security acquisitions completed in 2004 and the first six months of 2005 and increased tag sales which increased margins in the Northeast region of Janitorial.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 2005 were $50.3 million, compared to $41.6 million for the second quarter of 2004. The increase was primarily due to the $6.3 million charge taken by Janitorial for Forbes v. ABM in the second quarter of 2005, $1.7 million in selling, general and administrative expenses attributable to the acquisitions completed in 2004 and the first six months of 2005, annual salary increases and higher costs related to Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) compliance, specifically, higher professional fees and additional personnel devoted to the compliance effort.

     Intangible Amortization. Intangible amortization was $1.5 million for the second quarter of 2005 compared to $1.1 million for the second quarter of 2004. The higher amortization was due to intangibles acquired in business combinations completed in fiscal year 2004 and six months ended April 30, 2005, partially offset by lower amortization on acquisitions completed in fiscal year 2003 resulting from the use of sum-of-the-years-digits method for customer relationship intangible assets.

     Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was flat between the second quarter of 2005 and the second quarter of 2004.

     Income Taxes. The effective tax rate was 15.5% for the second quarter of 2005, compared to 35.6% for the second quarter of 2004. A $2.7 million income tax benefit was recorded in the second quarter of 2005 resulting from the favorable settlement of the audit of prior years’ state tax returns (tax years 2000 to 2003) in May 2005. An estimated liability was accrued in prior years for the separate income tax returns filed with that state for the years under audit because the intercompany charges were not supported by a recent formal transfer pricing study. The estimated liability was greater than the settlement amount. The income tax benefit was partially offset by the effect of a higher level of pre-tax income in the second quarter of 2005 with the estimated federal tax credits remaining substantially the same in both quarters. In addition, the 15.5% effective tax rate reflects a higher estimated state income tax rate due to the combined income tax return filing requirements in certain states where separate income tax returns were previously filed.

     Segment Information. Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. On November 1, 2004, Facility Services merged with Engineering. The operating results of Facility Services for the prior period has been reclassified to Engineering from the Other segment for comparative purposes. The operating results of Mechanical, also previously included in the Other segment, are reported separately under discontinued operations and are excluded from the table below, see “Discontinued Operations.” As a result of the reclassifications of Facility Services and Mechanical, Other segment no longer exists. Corporate expenses are not allocated.

	Three Months Ended April 30,		Better
($ in thousands)	2005	2004	(Worse)
	As Restated *
Sales and other income
Janitorial	$381,457	$355,331	7.4%
Parking	99,180	93,670	5.9%
Security	72,652	52,098	39.5%
Engineering	57,127	50,683	12.7%
Lighting	28,787	28,937	(0.5)%
Corporate	352	204	72.5%

	$639,555	$580,923	10.1%

Operating profit (loss)
Janitorial	$10,198	$11,484	(11.2)%
Parking	2,448	1,822	34.4%
Security	2,367	1,716	37.9%
Engineering	3,180	2,892	10.0%
Lighting	813	666	22.1%
Corporate	(7,986)	(7,040)	(13.4)%

Operating profit	11,020	11,540	(4.5)%
Gain on insurance claim	1,195	—	—
Interest expense	(241)	(241)	—

Income from continuing operations before income taxes	$11,974	$11,299	6.0%

*	See Note 2 of Notes to Consolidated Financial Statements.

     The results of operations from the Company’s segments for the three months ended April 30, 2005, compared to the same period in 2004, are more fully described below.

     Janitorial. Sales for Janitorial increased by $26.1 million, or 7.4%, during the second quarter of 2005 compared to the same period in 2004. The Initial Contract Services, Inc. (“Initial”) and Colin acquisitions contributed $21.1 million to the increase in Sales. Additionally, Sales across almost all regions increased, particularly in the Mid-Atlantic, Midwest, Northern California and Northwest regions. The Sales increase was primarily due to new business and expansion of services to existing customers. Additionally, Sales in the Northern California region increased due to price adjustments to pass through a portion of union cost increases.

     Operating profit decreased by $1.3 million, or 11.2%, during second quarter 2005 compared to the same period in 2004, primarily due to the $6.3 million charge for Forbes v. ABM, partially offset by operating profit improvements in the majority of the regions and approximately $2.3 million benefit from one fewer work day in the second quarter of 2005 than in the same period last year. The $6.3 million charge includes damages, court-awarded fees and other amounts awarded to the plaintiff, as well as other costs (including interest through April 30, 2005 ) following the Washington Court of Appeals’ April 21, 2005 denial of ABM’s appeal of an earlier jury verdict. See Note 16 of Notes to Consolidated Financial Statements.

     The Northeast region contributed the most to the improvement with its operating loss down by $1.9 million in the second quarter of 2005 compared to 2004 due to higher tag sales which provided higher margins, tight control of labor cost especially in Manhattan, higher prices on some renegotiated contracts, the impact of acquisitions and one fewer work day. The Initial and Colin acquisitions contributed $0.6 million of operating profit. The remainder of the operating profit improvement in Janitorial was primarily due to higher Sales and improved margins on existing contracts through better control of costs and lower state unemployment insurance in certain regions. These improvements were partially offset by increases in workers’ compensation insurance and union costs that were not fully absorbed by price adjustments in the Northern California region.

     Parking. Parking Sales increased $5.5 million or 5.9% while operating profit increased $0.6 million or 34.4% during the second quarter of 2005 compared to the second quarter of 2004. Of the $5.5 million Sales increase, $3.9 million represented higher reimbursements for out-of pocket expenses from managed parking lot clients for which Parking had no margin benefit. New contracts and increased traffic at airport locations contributed to the remainder of the Sales increase. The increase in operating profits resulted from the new contracts, the termination of unprofitable contracts, higher margins on renegotiated contracts, as well as improvements at airport locations due to increased air traffic across the country.

     Security. Security Sales increased $20.6 million, or 39.5%, during the second quarter of 2005 compared to the second quarter of 2004 primarily due to the Security Services of America, LLC (“SSA”), Sentinel Guard Systems (“Sentinel”) and Amguard acquisitions, which contributed $17.8 million to the Sales increase. The remainder of the Sales increase is attributable to the net effect of new business, including major contracts awarded in the third quarter of 2004. Operating profits increased $0.7 million, or 37.9%, primarily due to the $0.7 million profit contribution from SSA, Sentinel and Amguard and the net effect of new business offset by a $0.4 million bad debt provision for a customer which declared bankruptcy in April 2005.

     Engineering. Sales for Engineering increased $6.4 million, or 12.7%, during the second quarter of 2005 compared to the second quarter of 2004 due to successful sales initiatives resulting in new business and the expansion of services to existing customers across the country, most significantly in Northern California. Operating profits increased $0.3 million, or 10.0%, during 2005 compared to 2004 due to higher Sales, partially offset by the higher state unemployment insurance expense in California.

     Lighting. Lighting Sales were flat while operating profit increased by $0.1 million, or 22.1%, during the second quarter of 2005 compared to the second quarter of 2004. The increase in operating profit was primarily due to lower bad debt expense partially offset by costs associated with an expanded sales force.

     Corporate. Corporate expenses for the second quarter of 2005 increased by $0.9 million or 13.4% compared to the same period of 2004 mainly due to higher costs related to Sarbanes-Oxley compliance, specifically, higher professional fees and additional personnel devoted to the compliance effort.

Six Months Ended April 30, 2005 vs. Six Months Ended April 30, 2004

	Six Months		Six Months
	Ended	% of	Ended	% of	Increase
($ in thousands)	April 30, 2005	Sales	April 30, 2004	Sales	(Decrease)
	As Restated *
Revenues
Sales and other income	$1,277,720	100.0%	$1,142,558	100.0%	11.8%
Gain on insurance claim	1,195	—	—	—	—

Total revenues	1,278,915	—	1,142,558	—	—

Expenses
Operating expenses and cost of goods sold	1,155,583	90.4%	1,037,715	90.8%	11.4%
Selling, general and administrative	95,038	7.4%	81,557	7.1%	16.5%
Intangible amortization	2,834	0.2%	1,945	0.2%	—
Interest	493	—	491	—	0.4%

Total expenses	1,253,948	98.1%	1,121,708	98.2%	11.8%

Income from continuing operations before income taxes	24,967	2.0%	20,850	1.8%	19.7%
Income taxes	6,780	0.5%	7,418	0.6%	-8.6%

Income from continuing operations	$18,187	1.4%	$13,432	1.2%	35.4%

*	See Note 2 of Notes to Consolidated Financial Statements.

     Income from continuing operations. Income from continuing operations for the first six months of 2005 increased 35.4% to $18.2 million ($0.36 per diluted share) from $13.4 million ($0.28 per diluted share) for the first six months of 2004 despite the $6.3 million pre-tax charge for Forbes v. ABM. All operating segments showed improvement in operating income, except for the Janitorial segment where the $6.3 million charge was recorded. Additionally, in the first six months of 2005, the Company recorded $2.7 million of income tax benefit resulting from the above-described state tax audit settlement and $1.2 million of pre-tax gain on the WTC indemnity payment.

     Sales and Other Income. Sales for the first six months of 2005 of $1,277.7 million increased by $135.1 million or 11.8% from $1,142.6 million for the first six months of 2004. Acquisitions completed in fiscal year 2004 and the six months ended April 30, 2005 contributed $82.3 million to the Sales increase. The remainder of the Sales increase was primarily due to new business in all operating segments, as well as due to the expansion of services with existing Janitorial and Engineering customers.

     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit (Sales minus operating expenses and cost of goods sold) was 9.6% for the first six months of 2005 compared to 9.2% for the first six months of 2004. The increase in margins was primarily due to the higher margin contributions from the Security acquisitions completed in 2004 and the first six months of 2005, termination of unprofitable contracts and favorably renegotiated contracts at Parking, and higher tag Sales which provided higher margins in the Northeast region of Janitorial, partially offset by higher reimbursements for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first six months of 2005 were $95.0 million, compared to $81.6 million for the first six months of 2004. The increase was primarily due to the $6.3 million charge taken by Janitorial for Forbes v. ABM in the first six months of 2005, $4.2 million in selling, general and administrative expenses attributable to the acquisitions completed in 2004 and the first six months of 2005, annual salary increases, higher costs related to Sarbanes-Oxley compliance, specifically, higher professional fees and additional personnel devoted to the compliance effort.

     Intangible Amortization. Intangible amortization was $2.8 million for the first six months of 2005 compared to $1.9 million for the first six months of 2004. The higher amortization was due to intangibles acquired in business combinations completed in fiscal year 2004 and six months ended April 30, 2005, partially offset by lower amortization on acquisitions completed in fiscal year 2003 resulting from the use of sum-of-the-years-digits method for customer relationship intangible assets.

     Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was flat between the first six months of 2005 and the first six months of 2004.

     Income Taxes. The effective tax rate was 27.2% for the first six months of 2005, compared to 35.6% for the first six months of 2004. A $2.7 million income tax benefit was recorded in the second quarter of 2005 resulting from the favorable settlement of the audit of prior years’ state tax returns (tax years 2000 to 2003) in May 2005. An estimated liability was accrued in prior years for the separate income tax returns filed with that state for the years under audit because the intercompany charges were not supported by a recent formal transfer pricing study. The estimated liability was greater than the settlement amount. The income tax benefit was partially offset by the effect of a higher level of pre-tax income in the first six months of 2005 with the estimated federal tax credits remaining substantially the same in both periods. In addition, the 27.2% effective tax rate reflects a higher estimated state income tax rate due to the combined income tax return filing requirements in certain states where separate income tax returns were previously filed.

     Segment Information. The results for continuing operations by segment for the six months ended April 30, 2005 and 2004 are shown below.

	Six Months Ended April 30,		Better
($ in thousands)	2005	2004	(Worse)
		As Restated *
Sales and other income
Janitorial	$757,580	$705,936	7.3%
Parking	200,306	187,528	6.8%
Security	145,763	92,974	56.8%
Engineering	115,175	100,119	15.0%
Lighting	58,203	55,550	4.8%
Corporate	693	451	53.7%

	$1,277,720	$1,142,558	11.8%

Operating profit (loss)
Janitorial	$22,630	$23,799	(4.9)%
Parking	4,836	2,811	72.0%
Security	5,454	3,193	70.8%
Engineering	6,181	5,417	14.1%
Lighting	1,494	1,284	16.4%
Corporate	(16,330)	(15,163)	(7.7)%

Operating profit	24,265	21,341	13.7%
Gain on insurance claim	1,195	—	—
Interest expense	(493)	(491)	(0.4)%

Income from continuing operations before income taxes	$24,967	$20,850	19.7%

*	See Note 2 of Notes to Consolidated Financial Statements.

     The results of operations from the Company’s segments for the six months ended April 30, 2005, compared to the same period in 2004, are more fully described below.

     Janitorial. Sales for Janitorial increased by $51.6 million, or 7.3%, for the first six months of 2005 compared to the same period in 2004. The Initial and Colin acquisitions contributed $35.4 million to the increase in Sales. Additionally, Sales across almost all regions increased, particularly in the Mid-Atlantic, Midwest, Northern California and Northwest regions. The Sales increase was primarily due to new business and expansion of services to existing customers. Additionally, Sales in Northern California increased due to price adjustments to pass through a portion of union cost increases.

     Operating profit decreased by $1.2 million, or 4.9%, during the first six months of 2005 compared to the same period in 2004, primarily due to the $6.3 million charge for Forbes v. ABM incurred by the Northwest region, partially offset by operating profit improvements in the majority of the regions.

     The Northeast region contributed the most to the improvement with its operating loss down by $3.2 million in the first six months of 2005 compared to 2004 due to higher tag sales, which provided higher margins, tight control of labor cost especially in Manhattan, higher prices on some renegotiated contracts and the impact of acquisitions. The Initial and Colin acquisitions contributed $0.9 million of operating profit. The remainder of the operating profit improvement in Janitorial was primarily due to higher Sales and improved margins on existing jobs through better control of costs and lower state unemployment insurance in certain regions. These improvements were partially offset by increases in workers’ compensation insurance and union costs that were not fully absorbed by price adjustments in the Northern California region.

     Parking. Parking Sales increased $12.8 million or 6.8%, while operating profit increased $2.0 million or 72.0% during the first six months of 2005 compared to the first six months of 2004. Of the $12.8 million Sales increase, $8.5 million represented higher reimbursements for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit. New contracts and increased traffic at airport locations contributed to the remainder of the Sales increase. The increase in operating profits resulted from the new contracts, the termination of unprofitable contracts, higher margins on renegotiated contracts, as well as improvements at airport locations due to increased air traffic across the country.

     Security. Security Sales increased $52.8 million, or 56.8%, during the fist six months of 2005 compared to the first six months of 2004 primarily due to the SSA, Sentinel and Amguard acquisitions, which contributed $46.9 million to the Sales increase. The remainder of the Sales increase is attributable to the net effect of new business, including major contracts awarded in the third quarter of 2004. Operating profits increased $2.3 million, or 70.8%, primarily due to the $2.3 million profit contribution from SSA, Sentinel and Amguard and the net effect of new business offset by a $0.4 million bad debt provision for a customer which declared bankruptcy in April 2005.

     Engineering. Sales for Engineering increased $15.1 million, or 15.0%, during the first six months of 2005 compared to the first six months of 2004 due to successful sales initiatives resulting in new business and the expansion of services to existing customers across the country, most significantly in Northern California. Operating profits increased $0.8 million, or 14.1%, during 2005 compared to 2004 due to higher Sales, partially offset by the higher state unemployment insurance expense in California.

     Lighting. Lighting Sales increased $2.7 million, or 4.8%, while operating profit increased by $0.2 million, or 16.4%, during the first six months of 2005 compared to the first six months of 2004. The increase in Sales was primarily due to increased project and service business in the Southwest and Northwest regions. The increase in operating profit was primarily due to higher Sales and lower bad debt expense partially offset by costs associated with an expanded sales force.

     Corporate. Corporate expenses for the first six months of 2005 increased by $1.2 million or 7.7% compared to the same period of 2004 mainly due to higher costs related to Sarbanes-Oxley compliance, specifically, higher professional fees and additional personnel devoted to the compliance effort.

Discontinued Operations

     On May 27, 2005, the Company entered into a Sale Agreement, with Carrier Corporation, a wholly owned subsidiary of United Technologies Corporation (“Carrier”), to sell substantially all of the operating assets of Mechanical. The sale was completed on June 2, 2005.

     The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as rights to the name “CommAir Mechanical Services.” The consideration paid was $32 million in cash, subject to certain adjustments, and Carrier’s assumption of trade payables and accrued liabilities. ABM will realize a pre-tax gain of approximately $21 million in the third quarter of 2005.

     Less than $0.3 million of Mechanical’s operating assets, representing its water treatment business, were not sold to Carrier but are held for sale.

     The operating results of Mechanical for the three and six months ended April 30, 2005 and 2004 are shown below.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2005	2004	2005	2004

Revenues	$11,105	$9,422	$20,303	$18,610

Income before income taxes	$400	$99	$171	$401
Income taxes	157	39	67	158

Income from discontinued operation, net of income taxes	$243	$60	$104	$243

     On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator Services, Inc., a wholly owned subsidiary of ABM that represented the Company’s Elevator segment, to Otis Elevator Company, a wholly owned subsidiary of United Technologies Corporation (“Otis Elevator”). The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a perpetual license to the name “Amtech Elevator Services.” The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. The Company realized a gain on the sale of $52.7 million, which is net of $32.7 million of income taxes, of which $30.5 million was paid with the extension of the federal and state income tax returns on January 15, 2004. This payment has been reported as discontinued operation in the accompanying consolidated statements of cash flows.

     In June 2005, the Company settled litigation that arose from and was directly related to the operations of Elevator prior to its disposal. An estimated liability was recorded on the date of disposal. The settlement amount was less than the estimated liability by $0.2 million, pre-tax. This difference was recorded as income from discontinued operation in the second quarter of 2005 as shown below.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2005	2004	2005	2004

Income before income taxes	$233	$—	$233	$—
Income taxes	89	—	89	—

Income from discontinued operation, net of income taxes	$144	$—	$144	$—

Recent Accounting Pronouncement

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service. SFAS No. 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005. In accordance with the standard, the Company will adopt SFAS No. 123R effective November 1, 2005. The Company believes that the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations will approximate the magnitude of the stock-based employee compensation costs disclosed above pursuant to the disclosure requirements of SFAS No. 148. (See Note 4 of Notes to Consolidated Financial Statements.)

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

     Deferred Income Tax Asset Valuation Allowance. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. At April 30, 2005, the net deferred tax asset was $91.5 million and no valuation allowance was recorded. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.

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

     A decline in commercial office building occupancy and rental rates could affect the Company’s sales and profitability. The Company’s sales directly depend on commercial real estate occupancy levels and the rental income of building owners. Decreases in these levels reduce demand and also create pricing pressures on building maintenance and other services provided by the Company. In certain geographic areas and service segments, the Company’s most profitable work includes tag jobs performed for tenants in buildings in which it performs building services for the property owner or management company. A decline in occupancy rates could result in a decline in fees paid by landlords as well as tenant work which would lower sales and margins. In addition, in those areas of its business where the Company’s workers are unionized, decreases in sales can be accompanied by relative increases in labor costs if the Company is obligated by collective bargaining agreements to retain workers with seniority and consequently higher compensation levels.

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

     Continued low levels of capital investments by customers could adversely impact the results of Lighting operations. While the economy appears to be recovering in recent months, the commercial office building and retail sectors have been slow to make capital expenditures for lighting projects. While we expect capital investment in these areas to increase in the coming year, customers’ capital project budgets could continue at low levels, which would adversely impact the Company’s results.

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

     The Company could experience labor disputes that could lead to loss of sales or expense variations. At April 30, 2005, approximately 41% of the Company’s employees were subject to collective bargaining agreements at the local level. Some collective bargaining agreements will expire or become subject to renegotiation during the current fiscal year. When one or more of the Company’s major collective bargaining agreements becomes subject to renegotiation, the Company and the union may disagree on important terms which, in turn, could lead to a strike, work slowdown or other job actions at one or more of the Company’s locations. A strike, work slowdown or other job action could in some cases disrupt the Company from providing its services, resulting in reduced revenue collection. In other cases, a strike, work slowdown or other job action could lead to lower expenses due to fewer employees performing services. Alternatively, the result of renegotiating a collective bargaining could be a substantial increase in labor and benefits expenses that the Company could be unable to pass through to its customers for some period of time, if at all.

     The Company incurs significant accounting and other control costs, which could increase. As a publicly traded corporation, the Company incurs certain costs to comply with regulatory requirements. Most of the Company’s competitors are privately owned so these costs can be a competitive disadvantage for the Company. Should the Company’s sales decline or if the Company is unsuccessful at increasing prices to cover higher expenditures for control and audit, its costs associated with regulatory compliance will rise as a percentage of sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At April 30, 2005, the Company had no outstanding long-term debt. Although the Company’s assets included $52.5 million in cash and cash equivalents at April 30, 2005, market rate risk associated with changing interest rates in the United States is not material.

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

     Changes in Internal Control Over Financial Reporting. No change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2005 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended April 30, 2005, the Company recorded a charge of $6.3 million for damages, court-awarded fees and other amounts awarded to the plaintiff in the case named Forbes v. ABM, as well as other costs (including interest through April 30, 2005) following the Washington Court of Appeals’ April 21, 2005 denial of ABM’s appeal of an earlier jury verdict. This gender discrimination lawsuit was originally filed in the State of Washington against ABM by a former employee of a subsidiary of ABM in September 1999. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court awarded $4.0 million in damages to the plaintiff. The court later awarded costs of $0.7 million to the plaintiff, pre-judgment interest in the amount of $0.3 million and an additional $0.8 million to mitigate the federal tax impact of the plaintiff’s award. When the awards were made, the Company believed it had been denied a fair trial and appealed the verdict on the grounds that several key rulings by the court were incorrect and resulted in substantial prejudice to the Company. The Company also believed that the original verdict would be reversed because it was excessive and inconsistent with the law and the evidence. Because it believed the awards would be reversed and it would prevail in a new trial, the Company did not record any liability on its financial statements previously. Although the Company retains its beliefs in respect of the merits of the case and intends to appeal to the Washington State Supreme Court, the Company took the charge in the quarter ended April 30, 2005 in recognition of the loss of its first appeal.

     In 1998, ABM’s parking subsidiary leased a parking facility in Houston, Texas, owned by a limited partnership jointly owned by affiliates of American National Insurance Company (“ANICO”) and partners associated with Gerry Albright (“Albright affiliates.”) In June 2003, the ANICO affiliates notified the Albright affiliates that they would sell their interest in the parking facility. The Albright affiliates accepted the offer and attempted to secure financing. In connection with certain proposed financing for the Albright affiliates, ABM’s parking subsidiary was asked to submit an estoppel certificate and on that certificate it set forth certain claims under the lease. The Albright affiliates subsequently did not close the transaction and the ANICO affiliates acquired the interest in the parking facility held by the Albright affiliates. On December 5, 2003, the Albright affiliates filed a lawsuit against ABM, its parking subsidiary, and certain ANICO affiliates. The complaint alleged that ABM breached its obligations under the parking facility lease and committed tortious interference, the ANICO affiliates breached fiduciary responsibilities under the partnership agreement, and that ABM and ANICO were engaged in a conspiracy. Subsequently, claims against ANICO were dismissed. The Albright affiliates assert damages consisting of (1) the value of the parking facility in excess of the purchase price at the time of the proposed purchase by the Albright affiliates ($1.8 million); (2) lost future revenues from the operation of the parking facility ($15.4 million); (3) future appreciation of the property during the remainder of the parking facility lease (a range from $9.9 million to

$39.0 million); (4) exemplary damages; and (5) attorneys’ fees. This matter is currently before the Federal District Court in Houston, Texas. ABM believes that it acted in good faith under the terms of the lease and is not liable to the Albright affiliates for their damages related to their inability to secure financing.

     In December 1997, ABM’s parking subsidiary entered into a five-year agreement with the City of Dallas to perform parking management services for the Love Field Airport. This agreement provided for a minimum annual guarantee payment (MAG) to the City. The Company believes that reductions to the number of stalls in the managed parking area that occurred commencing August 4, 2001 and the opening of a new parking area and other actions required adjustment of the agreement, including the amount of the MAG. Although an exchange between the parties took place as to terms of an amendment, no amendment was executed. ABM’s parking subsidiary did, however, continue performing parking management services until April 2004, when the agreement was terminated. On July 12, 2004, the City of Dallas filed a complaint in Texas State Court in Dallas alleging a breach of contract by ABM’s parking subsidiary for underpayment of the MAG by $1.8 million, and in May 2005 amended that complaint to allege fraud and negligent misrepresentation by ABM’s parking subsidiary. The matter is currently in the discovery phase. ABM believes that it acted in good faith and is not liable to the City of Dallas for payments in excess of $0.1 million which the Company accrued, under the terms of the agreement, in 2003.

     On February 1, 2005, the Office of Federal Contract Compliance Programs (OFCCP), a division of the US Department of Labor, notified ABM’s security subsidiary of an alleged violation of federal affirmative action laws based on a statistical hiring disparity (shortfall) between men and women during 2002. (There was no statistically significant shortfall in 2001, or since 2002.) On April 8, 2005, the OFCCP verbally advised ABM that is was seeking back pay in the amount of $1.2 million to remedy the alleged disparity. ABM believes, however, that it has strong defenses to the OFCCP’s allegations and that the damages paid, if any, will amount to significantly less than $1.2 million. Because the amount of the damages cannot be estimated at this time, the Company has not taken a charge on its financial statements in connection with this matter.

     ABM and some of its subsidiaries have been named defendants in certain other litigation arising in the ordinary course of business. In the opinion of management, based on advice of legal counsel, such matters should have no material effect on the Company’s financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

(d) Maximum number
(or approximate
				(c) Number of		dollar value) of
				shares (or units)		shares (or units)
				purchased as part		that may yet be
	(a) Total number of		(b) Average price	of publicly		purchased under the
	shares (or units)		paid per share	announced plans or		plans or programs
Period	purchased		(or unit)	programs		(1)

2/1/2005-2/28/2 005	—		—	—		—

3/1/2005-3/31/2005	211,872	shares (2)	$19.64	211,700	shares	1,788,300 shares

4/1/2005-4/30/2005	—		—	—		1,788,300 shares

Total	211,872	shares	$19.64	211,700	shares	1,788,300 shares

(1)	On March 7, 2005, ABM’s Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s common stock at any time through October 31, 2005.

(2)	Participants in the Company’s “Time-Vested” Incentive Stock Option Plan (the “Plan”) may exercise stock options by surrendering shares of ABM’s common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plan are repurchased by the Company pursuant to the terms of the Plan and applicable award agreement and not pursuant to publicly announced share repurchase programs. 172 shares were purchased in the three months ended April 30, 2005 under this program.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on March 8, 2005.

(b)	The following directors were elected by a vote of stockholders: Maryellen C. Herringer, Charles T. Horngren and Martinn H. Mandles, who will serve for a term ending at the annual meeting in the year 2008.

The following directors continued in office with terms expiring at the annual meeting in the year 2006: Linda L. Chavez, Theodore T. Rosenberg and Henrik C. Slipsager.

The following directors continued in office with terms expiring at the annual meeting in the year 2007: Luke S. Helms, Henry L. Kotkins, Jr. and William W. Steele.

(c)	The following matters were voted upon at the meeting:

     (1) Proposal 1 – Election of Directors

Nominee	For	Withheld

Maryellen C. Herringer	43,952,335	239,971
Charles T. Horngren.	43,919,965	272,341
Martinn H. Mandles	42,808,485	1,383,821

     (2) Ratification of KPMG LLP as ABM’s auditors

For	Against	Abstain

43,525,939	617,988	48,379

Item 6.Exhibits

Exhibit 10.1	-	Chief Executive Officer Performance Objectives for Fiscal Year 2005 (incorporated by reference as Exhibit 99.1 to the registrant’s Form 8-K Current Report dated March 24, 2005, File No. 1-8929)

Exhibit 10.2	-	Form of Non-Qualified Stock Option Agreement under the Time-Vested Incentive Stock Option Plan (incorporated by reference as Exhibit 99.2 to the registrant’s Form 8-K Current Report dated March 24, 2005, File No. 1-8929)

Exhibit 10.3	-	2002 Price-Vested Performance Stock Option Plan, as amended and restated March 24, 2005

Exhibit 10.4	-	Service Award Benefit Plan, as amended and restated April 2005

Exhibit 10.5	-	Credit Agreement, dated as of May 25, 2005, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent

Exhibit 31.1	-	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	-	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	-	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated
June 8, 2005	/s/ George B. Sundby
George B. Sundby
Executive Vice President and Chief Financial Officer Principal Financial Officer

June 8, 2005	/s/ Maria De Martini
Maria De Martini
Vice President and Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Chief Executive Officer Performance Objectives for Fiscal Year 2005 (incorporated by reference as material contract to Exhibit 99.1 to the registrant’s Form 8-K Current Report dated March 24, 2005, File No. 1-8929)

10.2	Form of Non-Qualified Stock Option Agreement under the Time-Vested Incentive Stock Option Plan (incorporated by reference as material contract to Exhibit 99.2 to the registrant’s Form 8-K Current Report dated March 24, 2005, File No. 1-8929)

10.3	2002 Price-Vested Performance Stock Option Plan, as amended and restated March 24, 2005

10.4	Service Award Benefit Plan, as amended and restated April 2005

10.5	Credit Agreement, dated as of May 25, 2005, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.