Form 10-Q
period 2005-07-31
ABM INDUSTRIES INC /DE/
filed 2005-09-09
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-8929
ABM INDUSTRIES INCORPORATED
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	94-1369354

(State of Incorporation)	(I.R.S. Employer Identification No.)
160 Pacific Avenue, Suite 222, San Francisco, California 94111

(Address of principal executive offices)(Zip Code)
415/733-4000

(Registrant’s telephone number, including area code)
N/A

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock outstanding as of August 31, 2005: 48,767,160.

ABM INDUSTRIES INCORPORATED
FORM 10-Q
For the three months and nine months ended July 31, 2005

PART I. FINANCIAL INFORMATION	2

Item 1. Financial Statements (Unaudited)	2

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION	43

Item 1. Legal Proceedings	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6. Exhibits	46

SIGNATURES	47

EXHIBIT INDEX	48
EXHIBIT 2.1
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(in thousands, except share amounts)	2005	2004

ASSETS

Current assets
Cash and cash equivalents	$43,202	$63,369
Trade accounts receivable, net	350,938	307,237
Inventories	20,559	20,554
Deferred income taxes	40,561	40,918
Prepaid expenses and other current assets	44,959	38,607
Assets held for sale	—	14,441

Total current assets	500,219	485,126

Investments and long-term receivables	9,138	10,450

Property, plant and equipment, at cost
Land and buildings	5,070	5,054
Transportation equipment	14,455	14,039
Machinery and other equipment	77,742	77,506
Leasehold improvements	16,036	14,176

	113,303	110,775
Less accumulated depreciation and amortization	(78,282)	(79,584)

Property, plant and equipment, net	35,021	31,191

Goodwill, net of accumulated amortization	242,343	225,495

Other intangibles, at cost	37,705	30,278
Less accumulated amortization	(12,212)	(7,988)

Other intangibles, net	25,493	22,290

Deferred income taxes	46,718	48,802
Other assets	18,422	19,170

Total assets	$877,354	$842,524

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(in thousands, except share amounts)	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$42,994	$42,553
Income taxes payable	3,263	10,065
Liabilities held for sale	—	3,926
Accrued liabilities:
Compensation	64,071	64,350
Taxes — other than income	18,840	18,162
Insurance claims	66,730	67,662
Other	57,043	47,710

Total current liabilities	252,941	254,428

Retirement plans and other non-current liabilities	24,861	25,658
Insurance claims	126,865	120,277

Total liabilities	404,667	400,363

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value;100,000,000 shares authorized; 54,296,000 and 52,707,000 shares issued at July 31, 2005 and October 31,2004, respectively	544	527
Additional paid-in capital	201,686	178,543
Accumulated other comprehensive loss	(160)	(108)
Retained earnings	366,994	328,258
Cost of treasury stock (5,600,000 and 4,000,000 shares at July 31, 2005 and October 31, 2004), respectively	(96,377)	(65,059)

Total stockholders’ equity	472,687	442,161

Total liabilities and stockholders’ equity	$877,354	$842,524

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands except per share amounts)	2005	2004	2005	2004
		As Restated		As Restated
Revenues
Sales and other income	$650,140	$612,797	$1,927,860	$1,755,355
Gain on insurance claim	—	—	1,195	—

Total revenues	650,140	612,797	1,929,055	1,755,355

Expenses
Operating expenses and cost of goods sold	570,959	547,891	1,726,542	1,585,606
Selling, general and administrative	44,417	43,683	139,455	125,240
Intangible amortization	1,430	1,294	4,264	3,239
Interest	220	255	713	746

Total expenses	617,026	593,123	1,870,974	1,714,831

Income from continuing operations before income taxes	33,114	19,674	58,081	40,524
Income taxes	11,422	6,778	18,202	14,196

Income from continuing operations	21,692	12,896	39,879	26,328
Income (loss) from discontinued operations, net of income taxes	(15)	252	233	495
Gain on sale of discontinued operations, net of income taxes	14,221	—	14,221	—

Net income	$35,898	$13,148	$54,333	$26,823

Net income per common share — Basic
Income from continuing operations	$0.45	$0.26	$0.81	$0.54
Income (loss) from discontinued operations	(0.01)	0.01	—	0.01
Gain on sale of discontinued operations	0.29	—	0.29	—

	$0.73	$0.27	$1.10	$0.55

Net income per common share — Diluted
Income from continuing operations	$0.43	$0.25	$0.79	$0.53
Income from discontinued operations	—	0.01	—	0.01
Gain on sale of discontinued operations	0.29	—	0.29	—

	$0.72	$0.26	$1.08	$0.54

Average common and common equivalent shares
Basic	49,487	48,748	49,470	48,658
Diluted	50,462	50,226	50,522	50,052

Dividends declared per common share	$0.105	$0.10	$0.315	$0.30
The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2005 AND 2004

(in thousands)	2005	2004
		As Restated
Cash flows from operating activities:
Net income	$54,333	$26,823
Less income from discontinued operations	(14,454)	(495)

Income from continuing operations	39,879	26,328
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and intangible amortization	14,670	13,206
Provision for bad debts	702	3,019
Gain on sale of assets	(61)	(158)
Increase in deferred income taxes	1,477	(3,634)
Increase in trade accounts receivable	(37,268)	(20,562)
(Increase) decrease in inventories	(5)	279
(Increase) decrease in prepaid expenses and other current assets	(6,204)	3,000
Decrease (increase) in other assets	259	(5,569)
(Decrease) increase in income taxes payable	(12,172)	4,135
(Decrease) increase in retirement plans accrual and other non-current liabilities	(797)	906
Increase in insurance claims liability	5,656	11,109
Increase in trade accounts payable and other accrued liabilities	8,354	10,174

Total adjustments to net income	(25,389)	15,905

Net cash flows from continuing operating activities	14,490	42,233
Net operational cash flows from discontinued operations	372	(29,810)

Net cash provided by operating activities	14,862	12,423

Cash flows from investing activities:
Additions to property, plant and equipment	(14,887)	(9,250)
Proceeds from sale of assets	1,254	507
Decrease in investments and long-term receivables	1,312	1,260
Purchase of businesses	(25,430)	(48,209)
Proceeds from sale of business	32,250	—
Net investing cash flows from discontinued operation	—	(10)

Net cash used in investing activities	(5,501)	(55,702)

Cash flows from financing activities:
Common stock issued	17,387	7,510
Common stock purchases	(31,318)	(11,073)
Dividends paid	(15,597)	(14,604)

Net cash used in financing activities	(29,528)	(18,167)

Net decrease in cash and cash equivalents	(20,167)	(61,446)
Cash and cash equivalents beginning of period	63,369	110,947

Cash and cash equivalents end of period	$43,202	$49,501

Supplemental Data:
Cash paid for income taxes	$28,897	$44,681
Non-cash investing activities:
Common stock issued for business acquired	$3,490	$—

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments necessary to present fairly ABM Industries Incorporated (ABM) and subsidiaries’ (the Company) financial position as of July 31, 2005 and the results of operations for the three and nine months then ended, and cash flows for the nine months then ended. These adjustments are of a normal, recurring nature, except as otherwise noted.
     The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis, the consolidated financial statements and the notes thereto included in the Company’s Form 10-K Annual Report for the fiscal year ended October 31, 2004, as filed with the Securities and Exchange Commission.
     In addition to the discontinued operations certain reclassifications of prior year amounts have been made to conform with the current year presentation.
     On June 2, 2005, the Company sold substantially all of the operating assets of its wholly owned subsidiary, CommAir Mechanical Services (Mechanical). Most of the remaining assets, consisting of the assets of the water treatment business, were sold separately on July 31, 2005. As a result of these events, the assets and liabilities of Mechanical have been segregated and its operating results and cash flows have been reported as a discontinued operation in the accompanying consolidated financial statements of the Company. See Note 10.

2.	Previous Restatement of Prior Periods
     During the preparation of the financial statements for the year ended October 31, 2004, the Company concluded that the methodology it was using to estimate its self-insurance reserves in its previously issued financial statements was not in accordance with generally accepted accounting principles (GAAP) and therefore restated its previously issued financial statements in connection with the preparation of the financial statements included in its Annual Report on Form 10-K for the year ended October 31, 2004. As a result of the decision to restate, the Company further determined to make additional corrections to its financial statements. The effects of the restatement for the correction of these errors on the three and nine months ended July 31, 2004 are shown below:

	Three Months Ended	Nine Months Ended
(in thousands)	July 31, 2004	July 31, 2004

Insurance	$(608)	$(1,666)
Intangible amortization	—	899
Software amortization	(135)	(405)

Decrease in income from continuing operations before income taxes	(743)	(1,172)
Income taxes	(497)	(661)

Decrease in income from continuing operations, net of income taxes	$(246)	$(511)

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2005	2004	2005	2004
		As Restated		As Restated
Net income available to common stockholders	$35,898	$13,148	$54,333	$26,823

Average common shares outstanding — Basic	49,487	48,748	49,470	48,658
Effect of dilutive securities:
Stock options	975	1,478	1,052	1,394

Average common shares outstanding — Diluted	50,462	50,226	50,522	50,052

Net income per common share — Basic	$0.73	$0.27	$1.10	$0.55

Net income per common share — Diluted	$0.72	$0.26	$1.08	$0.54
     For purposes of computing diluted net income per common share for each quarter, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common shares for the quarter (i.e., “out-of-the-money” options). For the three months ended July 31, 2005 and 2004, options to purchase common shares of 324,500 and 23,250, respectively, at weighted average exercise prices of $21.49 and $19.04, respectively, were excluded from the computation.

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
     On June 7, 2005, the Company amended its Time-Vested Incentive Stock Option Plan and its 2002 Plan to permit the Company to make grants effective on a future date. For purposes of determining exercise prices of an option effective on a future date, the fair market value will be the closing price of the Company’s common stock on such future date.

     On June 14, 2005, the Company amended the 2002 Plan to change the accelerated vesting prices of options granted on that date to $23.00 and $26.00. The options will vest within the first four years if the fair market value of the Company’s common stock equals or exceeds $23.00 with respect to the first 50% of options and $26.00 with respect to the remaining options. If, at the end of four years, either of the stock price performance targets were not achieved, then the remaining options would vest at the end of eight years from the date the options were granted.
     As all options granted since October 31, 1995 had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income for the three and nine months ended July 31, 2005 and 2004, except for $42,000 of compensation expense recorded in the first three months of 2005 due to the accelerated vesting of options for 4,000 common shares in connection with the termination of an employee on December 7, 2004. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all outstanding employee options granted after October 31, 1995 using the retroactive restatement method:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2005	2004	2005	2004
		As Restated		As Restated
Net income, as reported	$35,898	$13,148	$54,333	$26,823

Deduct: Stock-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	799	298	2,300	1,342

Net income, pro forma	$35,099	$12,850	$52,033	$25,481

Net income per common share — Basic
As reported	$0.73	$0.27	$1.10	$0.55
Pro forma	$0.71	$0.26	$1.05	$0.52

Net income per common share — Diluted
As reported	$0.72	$0.26	$1.08	$0.54
Pro forma	$0.70	$0.26	$1.03	$0.51
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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004

Expected life from the date of grant	10 years	8.1 years	9.2 years	7.3 years
Expected stock price volatility average	23.3%	20.5%	22.9%	24.5%
Expected dividend yield	2.3%	2.1%	2.2%	2.6%
Risk-free interest rate	4.1%	4.5%	4.1%	3.7%
Weighted average fair value of grants	$5.15	$4.92	$5.16	$4.18

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

5.	Parking Revenue Presentation
     The Company’s Parking segment reports both revenues and expenses recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking sales related solely to the reimbursement of expenses totaled $57.6 million and $54.3 million for the three months ended July 31, 2005 and 2004, respectively, and $172.1 million and $160.3 million for the nine months ended July 31, 2005 and 2004, respectively.

6.	Insurance
     The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million (inclusive of legal fees) to $1.0 million (exclusive of legal fees) except for California workers’ compensation insurance which increased to $2.0 million effective April 14, 2003. However, effective April 14, 2005, the deductible for California workers’ compensation insurance decreased from $2.0 million to $1.0 million per occurrence, plus an additional $1.0 million annually in the aggregate, due to improvements in general insurance market conditions.
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

     The 2005 actuarial report covering substantially all of the Company’s self-insurance reserves was completed in the third quarter of 2005. The report showed favorable developments in the Company’s California workers’ compensation and general and auto liability claims, offset in part by adverse development in the Company’s workers’ compensation claims outside of California, in each case as of May 1, 2005. The net favorable development required the Company to reduce its self-insurance reserve by $9.0 million. Of the $9.0 million, $5.5 million was attributable to reserves for 2004 and prior years, of which $1.4 million was attributable to a correction of an overstatement of reserves at October 31, 2004, while $3.5 million was a reduction of the insurance provision for the first six months of 2005. The $5.5 million was recorded by Corporate while the $3.5 million was allocated to the operating segments. Including the $3.5 million benefit, the total insurance expense recorded by the operating segments for the first nine months of 2005 was flat compared to the first nine months of 2004 except for the additional insurance expense attributable to acquisitions.
     The actuarial report referred to above covers insurance reserves totaling $185.6 million as of July 31, 2005. The Company also has several low deductible self-insurance programs that cover general liability expenses at malls, special event facilities and airport shuttles, as well as workers’ compensation for selected employees in certain states. The actuarial valuations of these self-insurance reserves are in the process of being performed and are expected to be completed in the fourth quarter of 2005. The aggregate amounts of these self-insurance reserves were $8.0 million and $5.9 million at July 31, 2005 and October 31, 2004, respectively.
     The total estimated liability for claims incurred but unpaid at July 31, 2005 and October 31, 2004 was $193.6 million and $187.9 million, respectively.
     In connection with certain self-insurance programs, the Company had standby letters of credit at July 31, 2005 and October 31, 2004 supporting estimated unpaid liabilities in the amounts of $82.1 million and $88.3 million, respectively.
7.	Variable Interest Entities
     The Company has investments in two low income housing tax credit partnerships. Purchased in 1995 and 1998, these limited partnerships, organized by independent third parties and sold as investments, are variable interest entities as defined by FASB Financial Interpretation (FIN) No. 46R, a revision to FIN 46, “Consolidation of Variable Interest Entities.” In accordance with FIN 46R, these partnerships are not consolidated in the Company’s consolidated financial statements because the Company is not the primary beneficiary of the partnerships. At July 31, 2005 and October 31, 2004, the at-risk book value of these investments totaled $3.2 million and $3.9 million, respectively.
8.	Goodwill and Other Intangibles
     Goodwill. The changes in the carrying amount of goodwill for the nine months ended July 31, 2005 were as follows (acquisitions are discussed in Note 9):

(in thousands)		Initial
	Balance as of	Payments for	Contingent	Balance as of
Segment	October 31, 2004	Acquisitions	Amounts	July 31, 2005

Janitorial	$139,221	$3,650	$7,840	$150,711
Parking	28,749	—	650	29,399
Security	37,605	2,563	1,889	42,057
Engineering	2,174	—	—	2,174
Lighting	17,746	—	256	18,002

Total	$225,495	$6,213	$10,635	$242,343

     The $2.6 million increase in Security’s goodwill for initial payments for acquisitions includes $1.0 million that resulted from recording a deferred tax liability from the Sentinel Guard Systems (Sentinel) transaction in the first quarter of 2005. See Note 9.
     Other Intangibles. The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the nine months ended July 31, 2005 were as follows (acquisitions are discussed in Note 9):

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retire-	July 31,	October 31,		Retire-	July 31,
(in thousands)	2004	Additions	ments	2005	2004	Additions	ments	2005
Customer contracts and related relationships	$21,217	$6,900	$—	$28,117	$(3,546)	$(2,970)	$—	$(6,516)
Trademarks and trade names	3,000	50	—	3,050	(570)	(522)	—	(1,092)
Other (contract rights, etc.)	6,061	517	(40)	6,538	(3,872)	(772)	40	(4,604)

Total	$30,278	$7,467	$(40)	$37,705	$(7,988)	$(4,264)	$40	$(12,212)

     The weighted average remaining lives as of July 31, 2005 and the amortization expense for the three and nine months ended July 31, 2005 and 2004 of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years are as follows:

	Weighted		Amortization Expense			Estimated Amortization Expense
	Average	Three Months Ended		Nine Months Ended		Years Ending
	Remaining Life	July 31,		July 31,		October 31,
($ in thousands)	(Years)	2005	2004	2005	2004	2006	2007	2008	2009	2010
					As Restated
Customer contracts and related relationships	10.6	$1,031	$791	$2,970	$1,917	$3,780	$3,379	$2,978	$2,577	$2,176
Trademarks and trade names	3.6	135	180	522	353	540	540	540	203	—
Other (contract rights, etc.)	5.5	264	323	772	969	732	146	139	128	102

Total	9.6	$1,430	$1,294	$4,264	$3,239	$5,052	$4,065	$3,657	$2,908	$2,278

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
     Cash paid for acquisitions, including initial payments and contingent amounts based on subsequent performance, was $25.4 million and $48.2 million in the nine months ended July 31, 2005 and 2004, respectively. Of those payment amounts, $10.6 million and $4.0 million were the contingent amounts paid in the nine months ended July 31, 2005 and 2004, respectively, on earlier acquisitions as provided by the respective purchase agreements. In addition, shares of ABM’s common stock with a fair market value of $3.5 million at the date of issuance were issued in the nine months ended July 31, 2005 as payment for business acquired.
     The Company made the following acquisitions during the nine months ended July 31, 2005:
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
     On March 4, 2005, the Company acquired the operating assets of Amguard Security and Patrol Services (Amguard), based in Germantown, Maryland, for $1.1 million in cash. Additional consideration includes a contingent payment in the amount of $0.45 million, subject to reduction in the event certain revenue targets are not achieved. With annual revenues in excess of $4.5 million, Amguard was a provider of security officer services, primarily to high-rise, commercial and residential structures. Of the total initial payment, $0.9 million was allocated to customer relationship intangible assets, $0.1 million to goodwill and $0.1 million to other assets.
     The Company made the following acquisitions during the nine months ended July 31, 2004:
     On March 15, 2004, the Company acquired substantially all of the operating assets of Security Services of America, LLC (SSA), a North Carolina limited liability company and wholly owned subsidiary of SSA Holdings II, LLC. SSA, also known as “Silverhawk Security Specialists” and “Elite Protection Services,” provided full service private security and investigative services to a diverse client base that included small, medium and large businesses throughout the Southeast and Midwest regions of the United States. The total acquisition cost included an initial cash payment of $40.7 million, net of liabilities assumed totaling $0.3 million, plus contingent payments equal to 20% to 25% of adjusted earnings before interest and taxes, depending upon the level of actual earnings, for each of the years in the five-year period following the date of acquisition. Of the total purchase price, $7.1 million was allocated to customer relationship intangible asset and $2.7 million to trademarks and trade names. Additionally, $2.2 million of the total purchase price was allocated to fixed and other tangible assets and $29.0 million to goodwill.

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
     On June 2, 2005, the Company sold substantially all of the operating assets of Mechanical to Carrier Corporation, a wholly owned subsidiary of United Technologies Corporation (“Carrier”). The operating assets sold included customer contracts, accounts receivable, inventories, facility leases and other assets, as well as rights to the name “CommAir Mechanical Services.” The consideration paid was $32.0 million in cash, subject to certain adjustments, and Carrier’s assumption of trade payables and accrued liabilities. The Company realized a pre-tax gain of $21.4 million ($13.1 million after tax) on the sale of these assets in the third quarter of 2005.
     On July 31, 2005, the Company sold most of the remaining operating assets of Mechanical, consisting of its water treatment business, to San Joaquin Chemicals, Incorporated for $0.5 million, of which $0.25 million was in the form of a note and $0.25 million in cash. The operating assets sold included customer contracts and inventories. The Company realized a pre-tax gain of $0.3 million ($0.2 million after tax) on the sale of these in the third quarter of 2005.
     The assets and liabilities of Mechanical in the prior period financials have been segregated and the operating results and cash flows have been reported as a discontinued operation in the accompanying consolidated financial statements. Income taxes have been allocated using the estimated combined federal and state tax rates applicable to Mechanical for each of the periods presented. The prior periods presented have been reclassified.
     Assets and liabilities of Mechanical included in the accompanying consolidated balance sheet were as follows at May 31, 2005 (before the date of sale of the main portion of Mechanical to Carrier on June 2, 2005) and October 31, 2004:

	May 31,	October 31,
(in thousands)	2005	2004

Trade accounts receivable, net	$9,903	$10,476
Inventories	2,084	1,706
Property, plant and equipment, net	126	163
Goodwill, net of accumulated amortization	1,952	1,952
Other	60	144

Total assets	14,125	14,441

Trade accounts payable	2,292	2,682
Accrued liabilities:
Compensation	350	476
Taxes — other than income	331	204
Other	989	564

Total liabilities	3,962	3,926

Net assets	$10,163	$10,515

     On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator Services, Inc. (Elevator), a wholly owned subsidiary of ABM that represented the Company’s Elevator segment, to Otis Elevator Company, a wholly owned subsidiary of United Technologies Corporation (Otis Elevator). The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a perpetual license to the name “Amtech Elevator Services.” The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. In fiscal 2003, the Company realized a gain on the sale of $52.7 million, which was net of $32.7 million of income taxes, of which $30.5 million was paid with the extension of the federal and state income tax returns on January 15, 2004. This payment has been reported as a discontinued operation in the accompanying consolidated statements of cash flows. Income taxes on the gain on sale of discontinued operation for the third quarter of 2005 included a $0.9 million benefit from the correction of the overstatement of income taxes provided for the Elevator gain. The overstatement was related to the incorrect treatment of goodwill associated with assets acquired by Elevator in 1985.
     In June 2005, the Company settled litigation that arose from and was directly related to the operations of Elevator prior to its disposal. An estimated liability was recorded on the date of disposal. The settlement amount was less than the estimated liability by $0.2 million, pre-tax. This difference was recorded as income from discontinued operation in the second quarter of 2005.
     The operating results of Mechanical for the three and nine months ended July 31, 2005 and 2004 and the Elevator adjustments are shown below. Operating results for 2005 for the portion of Mechanical’s business sold to Carrier are for the periods beginning May 1, 2005 and November 1, 2004, respectively, through the date of sale, June 2, 2005. Operating results for 2005 for Mechanical’s water treatment business are for the full three and nine months periods.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2005	2004	2005	2004

Revenues	$4,472	$10,976	$24,775	$29,586

Income (loss) before income taxes	$(21)	$414	$383	$815
Income taxes	(6)	162	150	320

Income (loss) from discontinued operations, net of income taxes	$(15)	$252	$233	$495

11.	Line of Credit Facility
     On May 25, 2005, ABM terminated its $250 million three-year syndicated line of credit scheduled to expire on July 1, 2005 (old Facility) and replaced the old Facility with a new $300 million five-year syndicated line of credit scheduled to expire on May 25, 2010 (new Facility).
     Under the new Facility, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.375% to 1.125% or, for overnight loan borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.375% to 1.125%. The spreads for LIBOR, prime and IBOR borrowings are based on ABM’s leverage ratio. The new Facility calls for a non-use fee payable quarterly, in arrears, of 0.125%, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with ABM’s self-insurance program and cash borrowings are considered to be outstanding amounts. As of July 31, 2005 and October 31, 2004, the total outstanding amounts under the applicable Facility were $91.6 million and $96.5 million, respectively, in the form of standby letters of credit. The Company was in compliance with all covenants at those dates.
     The new Facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the new Facility also requires that ABM satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after the effective time (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM and its subsidiaries after the effective time by reason of the issuance and sale of capital stock or other equity interests of ABM or any subsidiary, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to ABM’s employee stock purchase plans, employee stock option plans and similar programs.
12.	Comprehensive Income
     Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses. Comprehensive income for the three and nine months ended July 31, 2005 and 2004 approximated net income.
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

     On March 7, 2005, ABM’s Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s outstanding common stock at any time through October 31, 2005. The Company purchased 1.6 million shares under this authorization at a cost of $31.3 million (an average price per share of $19.57) through July 31, 2005.
14.	Employee Benefit Plans
Retirement and Post-Retirement Plans
     The net cost of the defined benefit retirement plans and the post-retirement benefit plan for the three and nine months ended July 31, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2005	2004	2005	2004

Defined Benefit Plans
Service cost	$53	$61	$151	$222
Interest	222	143	502	435

Net expense	$275	$204	$653	$657

Post-Retirement Benefit Plan
Service cost	$10	$10	$30	$30
Interest	68	69	203	207

Net expense	$78	$79	$233	$237

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
     The interest costs in 2005 include expenses associated with the accelerated payments to employees of Mechanical, which was sold in the third quarter of 2005.
401(k) Plan
     The Company made matching 401(k) contributions required by the 401(k) plan for both of the three months ended July 31, 2005 and 2004 in the amount of $1.3 million and for the nine months ended July 31, 2005 and 2004 in the amounts of $4.1 million and $3.8 million, respectively.
Deferred Compensation Plan
     The Company has an unfunded deferred compensation plan available to executive, management, administrative or sales employees whose annualized base salary exceeds $95,000. The plan allows employees to make pre-tax contributions from one to twenty percent of their compensation. The deferred amount earns interest equal to the prime interest rate on the last day of the calendar quarter up to six percent. If the prime rate exceeds six percent, the deferred compensation interest rate is equal to six percent plus one half of the excess over six percent. The average interest rates credited to the deferred compensation amounts for the three months ended July 31, 2005 and 2004 were 6.17% and 4.42%, respectively, and for the nine months ended July 31, 2005 and 2004 were 5.82% and 4.17%, respectively. At July 31, 2005, there were 78 active participants and 31 retired or terminated employees participating in the plan.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2005	2004	2005	2004

Employee contributions	$219	$275	$856	$971
Interest accrued	$153	$100	$436	$313
Payments	$(23)	$(72)	$(2,414)	$(574)
Pension Plan Under Collective Bargaining
     Certain qualified employees of the Company are covered under union-sponsored multi-employer defined benefit plans. Contributions paid for these plans were $8.7 million and $8.3 million in the three months ended July 31, 2005 and 2004, respectively, and $26.1 million and $24.2 million in the nine months ended July 31, 2005 and 2004, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.
15.	Segment Information
     Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. On November 1, 2004, Facility Services merged with Engineering. The operating results of Facility Services for the prior period have been reclassified to Engineering from the Other segment for comparative purposes. The operating results of Mechanical, also previously included in the Other segment, are reported separately under discontinued operations and are excluded from the table below. See Note 10. As a result of the reclassifications of Facility Services and Mechanical, the Other segment no longer exists. Corporate expenses are not allocated.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2005	2004	2005	2004
		As Restated		As Restated
Sales and other income
Janitorial	$384,381	$367,539	$1,141,961	$1,073,475
Parking	102,767	97,856	303,073	285,384
Security	74,702	65,012	220,465	157,986
Engineering	60,882	54,296	176,057	154,415
Lighting	26,877	27,510	85,080	83,060
Corporate	531	584	1,224	1,035

	$650,140	$612,797	$1,927,860	$1,755,355

Operating profit
Janitorial	$25,165	$17,867	$47,795	$41,666
Parking	4,079	3,458	8,915	6,269
Security	4,302	2,594	9,756	5,787
Engineering	4,146	3,274	10,327	8,691
Lighting	927	442	2,421	1,726
Corporate	(5,285)	(7,706)	(21,615)	(22,869)

Operating profit	33,334	19,929	57,599	41,270
Gain on insurance claim	—	—	1,195	—
Interest expense	(220)	(255)	(713)	(746)

Income from continuing operations before income taxes	$33,114	$19,674	$58,081	$40,524

16.	Contingencies
     During the quarter ended April 30, 2005, the Company recorded a charge of $6.3 million for damages, court-awarded fees and other amounts awarded to the plaintiff in the case named Forbes v. ABM, as well as other costs (including interest through April 30, 2005) following the Washington Court of Appeals’ April 21, 2005 denial of ABM’s appeal of an earlier jury verdict. This gender discrimination lawsuit was originally filed in the State of Washington against ABM by a former employee of a subsidiary of ABM in September 1999. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court awarded $4.0 million in damages to the plaintiff. The court later awarded costs of $0.7 million to the plaintiff, pre-judgment interest in the amount of $0.3 million and an additional $0.8 million to mitigate the federal tax impact of the plaintiff’s award. When the awards were made, the Company believed it had been denied a fair trial and appealed the verdict on the grounds that several key rulings by the court were incorrect and resulted in substantial prejudice to the Company. The Company also believed that the original verdict would be reversed because it was excessive and inconsistent with the law and the evidence. In August 2005, the Company and plaintiff agreed to settle the lawsuit for $5.0 million, which resulted in a partial reversal of the $6.3 million charge. The $5.0 million liability was included in other accrued liabilities as of July 31, 2005.
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

The complaint alleged that ABM breached its obligations under the parking facility lease and committed tortious interference, the ANICO affiliates breached fiduciary responsibilities under the partnership agreement, and that ABM and ANICO were engaged in a conspiracy. Subsequently, claims against ANICO were dismissed. The Albright affiliates assert damages consisting of (1) the value of the parking facility in excess of the purchase price at the time of the proposed purchase by the Albright affiliates ($1.8 million); (2) lost future revenues from the operation of the parking facility ($15.4 million); (3) future appreciation of the property during the remainder of the parking facility lease (a range from $9.9 million to $39.0 million); (4) exemplary damages; and (5) attorneys’ fees. This matter is currently before the Federal District Court in Houston, Texas. ABM believes that it acted in good faith under the terms of the lease and is not liable to the Albright affiliates for their damages related to their inability to secure financing. If ABM were found liable, ABM believes that the amount of the Albright affiliates’ damages would be approximately $3.26 million. ABM further believes that any damages in excess of $150,000 incurred in this lawsuit would represent an insured loss under its commercial general liability coverage and commercial umbrella coverage and that its carriers have a duty to provide a defense. ABM has notified its carriers who have denied coverage or indicated an intention to deny coverage. In August 2005, ABM filed a complaint for declaratory judgment against its insurance carriers in Federal District Court in San Francisco, California to ensure its coverage for any damages related to the claims of the Albright affiliates. As of the filing of this report, ABM believes that the likelihood of the loss occurring is not probable and, therefore, it has not accrued any amount for this matter.
     In December 1997, ABM’s parking subsidiary entered into a five-year agreement with the City of Dallas to perform parking management services for the Love Field Airport. This agreement provided for a minimum annual guarantee payment (MAG) to the City. The Company believes that reductions to the number of stalls in the managed parking area that occurred commencing August 4, 2001 and the opening of a new parking area and other actions required adjustment of the agreement, including the amount of the MAG. Although an exchange between the parties took place as to terms of an amendment, no amendment was executed. ABM’s parking subsidiary did, however, continue performing parking management services until April 2004, when the agreement was terminated. On July 12, 2004, the City of Dallas filed a complaint in Texas State Court in Dallas alleging a breach of contract by ABM’s parking subsidiary for underpayment of the MAG by $1.8 million, and in May 2005 amended that complaint to allege fraud and negligent misrepresentation by ABM’s parking subsidiary. The matter is currently in the discovery phase. ABM believes that it acted in good faith and is not liable to the City of Dallas. In order to resolve this dispute, the Company has offered $100,000 in settlement, which it has accrued.
     On February 1, 2005, the Office of Federal Contract Compliance Programs (OFCCP), a division of the US Department of Labor, notified ABM’s security subsidiary of an alleged violation of federal affirmative action laws based on a statistical hiring disparity (shortfall) between men and women during 2002. (There was no statistically significant shortfall in 2001, or since 2002.) In August 2005, ABM and the OFCCP agreed to settle this claim for $67,000, which the Company accrued as of July 31, 2005.
     The Company uses an independent actuary to annually evaluate the Company’s estimated claim costs and liabilities. The 2004 actuarial report completed in November 2004 indicated that there were adverse developments in the Company’s insurance reserves primarily related to workers’ compensation claims in the State of California during the four-year period ended October 31, 2003, for which the Company recorded a charge of $17.2 million in the fourth quarter of 2004. The Company believes a substantial portion of the $17.2 million was related to poor claims management by a third party administrator, who no longer performs these services for the Company. In addition, the Company believes that poor claims administration in certain other states, where it had insurance, led to higher insurance costs for the Company for its damages related to claims mismanagement. On May 11, 2005, the Company filed a complaint against its former third party administrator. The Company is actively pursing this complaint, which will be subject to arbitration.
     ABM and some of its subsidiaries have been named defendants in certain other litigation arising in the ordinary course of business. In the opinion of management, based on advice of legal counsel, such matters should have no material effect on the Company’s financial position, results of operations or cash flows.
17. Income Taxes
     The effective tax rates for both of the three months ended July 31, 2005 and 2004 were 34.5%, and for the nine months ended July 31, 2005 and 2004 were 31.3% and 35.0%, respectively. A $2.7 million income tax benefit was recorded in the second quarter of 2005 resulting from the favorable settlement of the audit of prior years’ state tax returns (tax years 2000 to 2003) in May 2005. An estimated liability was accrued in prior years for the separate income tax returns filed with that state for the years under audit because the intercompany charges were not supported by a recent formal transfer pricing study. The estimated liability was greater than the settlement amount ($4.5 million). The settlement amount was paid in June 2005. Additionally, the income tax provision for continuing operations for the third quarter of 2005 included a tax benefit of $0.3 million principally from adjusting the income tax liability accounts after filing the 2004 income tax returns, while the income tax provision for continuing operations for the third quarter of 2004 included a tax benefit of $0.6 million principally from adjusting the income tax liability accounts after filing the 2003 income tax returns and from filing amended tax returns primarily to claim higher tax credits. The effective tax rate for the first nine months of 2005 reflects a slightly lower estimated state tax rate based on the actual filing of state tax returns for 2004.
18. Subsequent Events
     On August 3, 2005, the Company acquired the commercial janitorial cleaning operations in Baltimore, Maryland, of the Northeast United States Division of Initial Contract Services, Inc., a provider of janitorial services based in New York, for approximately $0.35 million in cash. The acquisition includes contracts with key accounts throughout the metropolitan area of Baltimore and represents over $7.0 million in annual contract revenue. Additional consideration may be paid during the subsequent four years based on financial performance of the acquired business.
     The Company continues to assess the impact of Hurricane Katrina on its operations. All segments except Engineering provided services in New Orleans with over 600 employees. The Company believes that its supplies in the area were destroyed and that rented office facilities and a warehouse sustained significant flood damage. The Company’s property damage and business interruption coverage provides for a deductible of the greater of $0.5 million or 2% of losses. The Sales and operating profits from its New Orleans business for the nine months ended July 31, 2005 were approximately $10.0 million and $0.7 million, respectively. The accounts receivable associated with customers located in New Orleans totaled $1.8 million as of July 31, 2005. The Company is uncertain when it will be able to restore services in New Orleans or what customer demand will be in connection with such resumption. However, the Company does expect to resume services in New Orleans including providing site clean-up services in new construction associated with the return of business and residents to the area.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     ABM Industries Incorporated (“ABM”) and its subsidiaries (the “Company”) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada. The largest segment of the Company’s business is Janitorial which generated over 59% of the Company’s sales and other income (hereinafter called “Sales”) and over 60% of its operating profit before corporate expenses for the first nine months of 2005. On June 2, 2005, the Company sold substantially all of the operating assets of its wholly owned subsidiary, CommAir Mechanical Services (“Mechanical”), which had provided mechanical operations. The remaining operations were sold on July 31, 2005.

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
     The Company’s most recent acquisitions significantly contributed to the growth in Sales and operating profit in the first nine months of 2005 from the same period in 2004. The Company also experienced internal growth in Sales in the first nine months of 2005. Internal growth in Sales represents not only Sales from new customers, but also expanded services or increases in the scope of work for existing customers. In the long run, achieving the desired levels of Sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately owned companies that typically have the lower cost advantage.
     In the short-term, management is focused on pursuing new business and integrating its most recent acquisitions. In the long-term, management continues to focus the Company’s financial and management resources on those businesses it can grow to be a leading national service provider.
     The following discussion should be read in conjunction with the consolidated financial statements of the Company. All information in the discussion and references to the years, quarters and first nine months are based on the Company’s fiscal year which ends on October 31 and the quarter and first nine months which end on July 31.
Liquidity and Capital Resources

	July 31,	October 31,
(in thousands)	2005	2004	Change

Cash and cash equivalents	$43,202	$63,369	$(20,167)
Working capital	$247,278	$230,698	$16,580

	Nine Months Ended July 31,
(in thousands)	2005	2004	Change

Cash provided by operating activities from continuing operations	$14,490	$42,233	$(27,743)
Net cash used in investing activities	$(5,501)	$(55,702)	$50,201
Net cash used in financing activities	$(29,528)	$(18,167)	$(11,361)

     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of July 31, 2005 and October 31, 2004, the Company’s cash and cash equivalents totaled $43.2 million and $63.4 million, respectively. The cash balance at July 31, 2005 declined from October 31, 2004 primarily due to $31.3 million cash payments for the purchase of ABM common stock and $14.7 million as the initial installment for the purchase of operations of Colin Service Systems, Inc. (“Colin”) acquired on December 22, 2004 and Amguard Security and Patrol Services (“Amguard”) acquired on March 1, 2005, offset in part by the $32.3 million cash proceeds from the sales of the Mechanical operating assets in the third quarter of 2005 and cash from operations.
     Working Capital. Working capital increased by $16.6 million to $247.3 million at July 31, 2005 from $230.7 million at October 31, 2004 primarily due to the increase in trade accounts receivable, resulting from the increase in Sales and lower collections as a percentage of Sales, and the sales of the Mechanical operating assets, partially offset by the increase in common stock purchases. The largest component of working capital consists of trade accounts receivable, which totaled $350.9 million at July 31, 2005, compared to $307.2 million at October 31, 2004. These amounts were net of allowances for doubtful accounts of $7.5 million and $8.2 million at July 31, 2005 and October 31, 2004, respectively. The decrease in allowance for doubtful accounts is due primarily to the elimination of specific reserves on certain accounts where billing disputes were settled. As of July 31, 2005, accounts receivable that were over 90 days past due had increased $8.5 million to $26.8 million (7.5% of the total outstanding) from $18.3 million (5.8% of the total outstanding) at October 31, 2004. Collection efforts suffered as accounting offices across the Company focused on the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) certification requirements.
     Cash Flows from Operating Activities. During the first nine months of 2005 and 2004, operating activities from continuing operations generated net cash of $14.5 million and $42.2 million, respectively. Operating cash from continuing operations decreased in the first nine months of 2005 from the first nine months of 2004 primarily due to slower payments by some large customers in 2005 and a temporary decline in collection efforts, as well as higher income tax payments due to higher estimated taxable income in 2005 and the effect of the timing of other recurring payments.
     Cash Flows from Investing Activities. Net cash used in investing activities in the first nine months of 2005 was $5.5 million, compared to $55.7 million in the first nine months of 2004. The decrease was primarily due to the $32.3 million proceeds received from the sales of the operating assets of Mechanical during the third quarter of 2005 (see “Discontinued Operation”) and the $22.8 million decrease in the cash used in the purchase of businesses in the first nine months of 2005 compared to the first nine months of 2004, partially offset by higher additions to property, plant and equipment in 2005 mostly invested in communication and information technologies.
     Cash Flows from Financing Activities. Net cash used in financing activities was $29.5 million in the first nine months of 2005, while $18.2 million was used in the first nine months of 2004. This was primarily due to higher common stock purchases and dividend payments in the first nine months of 2005, partially offset by more cash generated from the issuance of ABM’s common stock under employee stock purchase plans in the first nine months of 2005. The Company purchased 1.6 million shares of ABM’s common stock in the first nine months of 2005 at a cost of $31.3 million (an average price per share of $19.57) while 0.6 million shares were purchased in the first nine months of 2004 at a cost of $11.1 million (an average price per share of $18.46). The 1985 employee stock purchase plan terminated upon issuance of all the available shares in November 2003. A new employee stock purchase plan was approved by the stockholders in March 2004 and the first offering period began on August 1, 2004.
     Line of Credit. On May 25, 2005, ABM terminated its $250 million three-year syndicated line of credit scheduled to expire on July 1, 2005 (the “old Facility”) and replaced the old Facility with a new $300 million five-year syndicated line of credit scheduled to expire on May 25, 2010 (the “new Facility”).

     Under the new Facility, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.375% to 1.125% or, for overnight loan borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (“IBOR”) plus a spread of 0.375% to 1.125%. The spreads for LIBOR, prime and IBOR borrowings are based on ABM’s leverage ratio. The new Facility calls for a non-use fee payable quarterly, in arrears, of 0.125%, based on the average, daily, unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with ABM’s self-insurance program and cash borrowings are considered to be outstanding amounts. As of July 31, 2005 and October 31, 2004, the total outstanding amounts under the applicable Facility were $91.6 million and $96.5 million, respectively, in the form of standby letters of credit. The Company was in compliance with all covenants at those dates.
     The new Facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the new Facility also requires that ABM satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after the effective time (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM and its subsidiaries after the effective time by reason of the issuance and sale of capital stock or other equity interests of ABM or any subsidiary, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to ABM’s employee stock purchase plans, employee stock option plans and similar programs.
Cash Requirements
     The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment. As of July 31, 2005, future contractual payments were as follows:

(in thousands)	Payments Due By Period
Contractual		Less than	1 - 3	4 - 5	After 5
Obligations	Total	1 year	years	years	years

Operating Leases	$177,073	$43,817	$58,291	$31,362	$43,603

     Additionally, the Company has the following commercial commitments and other long-term liabilities:

(in thousands)	Amounts of Commitment Expiration Per Period
Commercial		Less than	1 - 3	4 - 5	After 5
Commitments	Total	1 year	years	years	years

Standby Letters of Credit	$91,633	$91,633	—	—	—
Surety Bonds	58,350	47,197	$11,132	$21	—

Total	$149,983	$138,830	$11,132	$21	—

(in thousands)	Payments Due By Period
Other Long-Term		Less than	1 - 3	4 - 5	After 5
Liabilities	Total	1 year	years	years	years

Retirement Plans	$41,453	$2,194	$5,118	$5,103	$29,038

     The Company uses surety bonds, principally performance and payment bonds, to guarantee performance under various customer contracts in the normal course of business. These bonds typically remain in force for one to five years and may include optional renewal periods. At July 31, 2005, outstanding surety bonds totaled approximately $58.4 million. The Company does not believe these bonds will be required to be drawn upon.
     Not included in the retirement plans in the table above are union-sponsored multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions paid for these plans were $26.1 million and $24.2 million in the nine months ended July 31, 2005 and 2004, respectively.
     The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million (inclusive of legal fees) to $1.0 million (exclusive of legal fees) except for the California workers’ compensation insurance which increased to $2.0 million effective April 14, 2003. However, effective April 14, 2005, the deductible for California workers’ compensation insurance decreased from $2.0 million to $1.0 million per occurrence, plus an additional $1.0 million annually in the aggregate, due to improvements in general insurance market conditions. The estimated liability for claims incurred but unpaid at July 31, 2005 and October 31, 2004 was $193.6 million and $187.9 million, respectively.
     The self-insurance claims paid in the first nine months of 2005 and 2004 were $45.8 million and $44.8 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances.
     In connection with the gender discrimination lawsuit against ABM in the state of Washington in the case named Forbes v. ABM, the Company and the plaintiff have agreed to settle the claim for $5.0 million, which the Company expects to pay in the fourth quarter of 2005. See Note 16 of Notes to Consolidated Financial Statements.
     The Company has begun the process of installing a Voice over Internet Protocol (“VoIP”) technology that will allow the entire Company to make telephone calls using the Company’s private network instead of a regular (or analog) phone line. The VoIP project is estimated to cost $7.4 million and is expected to be completed before the end of this fiscal year.
     The Company has no other significant commitments for capital expenditures and believes that the current cash and cash equivalents, cash generated from operations and the new Facility will be sufficient to meet the Company’s cash requirements for the long term.
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
     On February 24, 2005, Zurich filed a motion to have its appeal heard by the Second Circuit Court of Appeals sitting en banc. Zurich’s motion was denied on June 27, 2005, and this matter will return to the district court for a trial on the amount of ABM’s losses.
     On March 30, 2005, the Company signed the Sworn Statement in Proof of Loss which entitled the Company to receive an indemnity payment from Zurich of $1.5 million, representing the Company’s recovery of certain accounts receivable from customers that cannot be collected due to loss of paperwork in the destruction of WTC, additional claimed business personal property and business income loss. On May 9, 2005, this indemnity payment was received. The Company realized a pre-tax gain of $1.2 million on this indemnity payment in the second quarter of 2005. An additional $1.5 million in accounts receivable losses remain in dispute, and negotiations are ongoing.
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
Acquisitions and Dispositions
     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the nine-month periods ended July 31, 2005 and 2004 are discussed in Note 9 of Notes to Consolidated Financial Statements.
     As a result of the Company’s sale of substantially all of the operating assets of Mechanical, the assets and liabilities of Mechanical in the prior period financials have been segregated and classified as held for sale and the operating results and cash flows have been reported as discontinued operation in the accompanying consolidated financial statements. Income taxes have been allocated using the estimated combined federal and state tax rates applicable to Mechanical for each of the periods presented. The prior periods presented have been reclassified. See the discussion of discontinued operations below and in Note 10 of Notes to Consolidated Financial Statements.
Results of Continuing Operations
Three Months Ended July 31, 2005 vs. Three Months Ended July 31, 2004

	Three Months		Three Months
	Ended	% of	Ended	% of	Increase
($ in thousands)	July 31, 2005	Sales	July 31, 2004	Sales	(Decrease)
	As Restated *
Revenues
Sales and other income	$650,140	100.0%	$612,797	100.0%	6.1%
Gain on insurance claim	—	—	—	—	—

Total revenues	650,140	—	612,797	—	6.1%

Expenses
Operating expenses and cost of goods sold	570,959	87.8%	547,891	89.4%	4.2%
Selling, general and administrative	44,417	6.8%	43,683	7.1%	1.7%
Intangible amortization	1,430	0.2%	1,294	0.2%	10.5%
Interest	220	—	255	—	—

Total expenses	617,026	94.9%	593,123	96.8%	4.0%

Income from continuing operations before income taxes	33,114	5.1%	19,674	3.2%	68.3%
Income taxes	11,422	1.8%	6,778	1.1%	68.5%

Income from continuing operations	$21,692	3.3%	$12,896	2.1%	68.2%

* See Note 2 of Notes to Consolidated Financial Statements.
     Income from continuing operations. Income from continuing operations for the third quarter of 2005 increased 68.2% to $21.7 million ($0.43 per diluted share) from $12.9 million ($0.25 per diluted share) for the third quarter of 2004. The increase was primarily due to a $9.0 million ($5.5 million after- tax, $0.11 per diluted share) benefit from the reduction of the Company’s self-insurance reserves described below. Even without the effect of the favorable insurance adjustment, all operating segments showed improvement in operating income from the third quarter of 2004. In addition, in the third quarter of 2005, the Forbes v. ABM case was settled at $5.0 million, $1.3 million lower than the amount accrued. Partially offsetting these improvements were higher costs related to Sarbanes-Oxley certification effort.
     The 2005 actuarial report covering substantially all of the Company’s self-insurance reserves was completed in the third quarter of 2005. The report showed favorable developments in the Company’s California workers’ compensation and general and auto liability claims, offset in part by adverse development in the Company’s workers’ compensation claims outside of California, in each case as of May 1, 2005. The net favorable development required the Company to reduce its self-insurance reserve by $9.0 million. Of the $9.0 million, $5.5 million was attributable to reserves for 2004 and prior years, of which $1.4 million was attributable to a correction of an overstatement of reserves at October 31, 2004, while $3.5 million was a reduction of the insurance provision for the first six months of 2005. The $5.5 million was recorded by Corporate while the $3.5 million was allocated to the operating segments. Excluding the $9.0 million benefit, the total insurance expense recorded by the operating segments for the third quarter of 2005 was flat compared to the third quarter of 2004 except for the additional insurance expense attributable to acquisitions.
     Sales and Other Income. Sales for the third quarter of 2005 of $650.1 million increased by $37.3 million or 6.1% from $612.8 million for the third quarter of 2004. Acquisitions completed in fiscal year 2004 and the nine months ended July 31, 2005 contributed $21.8 million to the Sales increase. The remainder of the Sales increase was primarily due to new business in all operating segments, except Lighting, as well as the expansion of services with existing Janitorial and Engineering customers.
     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit (Sales minus operating expenses and cost of goods sold) was 12.2% for the third quarter of 2005 compared to 10.6% for the third quarter of 2004. The increase in margins was primarily due to the $9.0 million benefit from the reduction of the Company’s self-insurance reserves, partially offset by higher reimbursements for out-of-pocket expenses from existing managed parking lot clients for which Parking had no margin benefit.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2005 were $44.4 million, compared to $43.7 million for the third quarter of 2004. The increase was primarily due to higher costs related to Sarbanes-Oxley compliance, specifically, $3.5 million higher professional fees related to the compliance effort, and annual salary increases. Partially offsetting the increase was the $1.3 million decrease in the liability accrued for the Forbes v. ABM case.
     Intangible Amortization. Intangible amortization was $1.4 million for the third quarter of 2005 compared to $1.3 million for the third quarter of 2004. The higher amortization was due to intangibles acquired in business combinations completed in fiscal year 2004 and nine months ended July 31, 2005, partially offset by lower amortization on acquisitions completed in fiscal year 2003 resulting from the use of sum-of-the-years-digits method for customer relationship intangible assets.
     Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was flat between the third quarter of 2005 and the third quarter of 2004.
     Income Taxes. The effective tax rate was 34.5% for the third quarter of 2005 and for the third quarter of 2004. The income tax provision for continuing operations for the third quarter of 2005 included a tax benefit of $0.3 million principally from adjusting the income tax liability accounts after filing the 2004 income tax returns, while the income tax provision for continuing operations for the third quarter of 2004 included a tax benefit of $0.6 million principally from adjusting the income tax liability accounts after filing the 2003 income tax returns and from filing amended tax returns primarily to claim higher tax credits. The effective tax rate for the third quarter of 2005 reflects a slightly lower estimated state tax rate based on the actual filing of state tax returns for 2004.
     Segment Information. Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. On November 1, 2004, Facility Services merged with Engineering. The operating results of Facility Services for the prior period has been reclassified to Engineering from the Other segment for comparative purposes. The operating results of Mechanical, also previously included in the Other segment, are reported separately under discontinued operations and are excluded from the table below. See Discontinued Operations. As a result of the reclassifications of Facility Services and Mechanical, the Other segment no longer exists. Corporate expenses are not allocated.

	Three Months Ended July 31,		Better
($ in thousands)	2005	2004	(Worse)
		As Restated *
Sales and other income
Janitorial	$384,381	$367,539	4.6%
Parking	102,767	97,856	5.0%
Security	74,702	65,012	14.9%
Engineering	60,882	54,296	12.1%
Lighting	26,877	27,510	(2.3)%
Corporate	531	584	(9.1)%

	$650,140	$612,797	6.1%

Operating profit
Janitorial	$25,165	$17,867	40.8%
Parking	4,079	3,458	18.0%
Security	4,302	2,594	65.8%
Engineering	4,146	3,274	26.6%
Lighting	927	442	109.7%
Corporate	(5,285)	(7,706)	31.4%

Operating profit	33,334	19,929	67.3%
Interest expense	(220)	(255)	13.7%

Income from continuing operations before income taxes	$33,114	$19,674	68.3%

* See Note 2 of Notes to Consolidated Financial Statements.
     The results of operations from the Company’s segments for the quarter ended July 31, 2005, compared to the same period in 2004, are more fully described below.
     Janitorial. Sales for Janitorial increased by $16.8 million, or 4.6%, during the third quarter of 2005 compared to the same period in 2004. The Initial Contract Services, Inc. (“Initial”) and Colin acquisitions contributed $14.2 million to the increase in Sales. Sales increased in the Mid-Atlantic, Midwest, Northern California and Northwest regions due to new business, expansion of services to existing customers and price adjustments to pass through a portion of union cost increases. The increases were partially offset by reductions in Sales from lost accounts in the Northeast, Southeast and Southwest regions.
     Operating profit increased by $7.3 million, or 40.8%, during third quarter 2005 compared to the same period in 2004. Operating profit for the third quarter of 2005 included $2.2 million benefit from the reduction of insurance expense for the first six months of 2005 due to the favorable development in the Company’s self-insured claims. The final settlement of the Forbes v. ABM case resulted in a $1.3 million reduction in liability previously recorded in the second quarter of 2005. The remainder of the operating profit improvement was due to higher tag sales, which provided better margins, and tight control of labor costs particularly in the Southwest and Northeast regions.
     Parking. Parking Sales increased $4.9 million or 5.0%, during the third quarter of 2005 compared to the same period in 2004. Of the $4.9 million Sales increase, $3.3 million represented higher reimbursements for out-of pocket expenses from managed parking lot clients for which Parking had no margin benefit. New contracts and increased traffic at airport locations contributed the remainder of the Sales increase. Operating profit increased $0.6 million or 18.0% during the third quarter of 2005 compared to the third quarter of 2004. Operating profit for the third quarter of 2005 included a $0.3 million benefit from the reduction of insurance expense for the first six months of 2005 due to the favorable development in the Company’s self-insured claims. The remainder of the operating profit increase was primarily due to new contracts, the termination of unprofitable contracts, higher margins on renegotiated contracts, as well as improvements at airport locations due to increased air traffic across the country. The cost of implementing a new revenue reporting system and a settlement of a billing dispute in the Northwest region significantly offset these improvements.
     Security. Security Sales increased $9.7 million, or 14.9%, during the third quarter of 2005 compared to the third quarter of 2004 primarily due to the Security Services of America, LLC (“SSA”), Sentinel Guard Systems (“Sentinel”) and Amguard acquisitions, which contributed $7.6 million to the Sales increase, and new business, partially offset by the loss of a major contract in Seattle at the end of June 2005. Operating profits increased $1.7 million, or 65.8%, due to the $1.0 million profit contribution from SSA, Sentinel and Amguard. In addition, operating profit for the third quarter of 2005 included a $0.5 million benefit from the reduction of insurance expense for the first six months of 2005 due to the favorable development in the Company’s self-insured claims.
     Engineering. Sales for Engineering increased $6.6 million, or 12.1%, during the third quarter of 2005 compared to the third quarter of 2004 due to successful sales initiatives resulting in new business and the expansion of services to existing customers across the country. Operating profits increased $0.9 million, or 26.6%, during 2005 compared to 2004 primarily due to higher Sales. In addition, operating profit for the third quarter of 2005 included a $0.3 million benefit from the reduction of insurance expense for the first six months of 2005 due to the favorable development in the Company’s self-insured claims. A settlement of an employee claim partially offset these improvements.
     Lighting. Lighting Sales decreased $0.6 million or 2.3%, while operating profit increased $0.5 million, or 109.7% during the third quarter of 2005 compared to the third quarter of 2004. The Sales decrease was primarily due to decreased project business and lost service contracts. Operating profit for the third quarter of 2005 included a $0.2 million benefit from the reduction of insurance expense for the first six months of 2005 due to the favorable development in the Company’s self-insured claims and a $0.3 million reduction of bad debt expense related to specific accounts that are no longer required.
     Corporate. Corporate expenses for the third quarter of 2005 decreased by $2.4 million or 31.4% compared to the same period of 2004 mainly due to the $5.5 million benefit from the favorable development in the Company’s California workers’ compensation and general liability claims attributable to prior years. While virtually all insurance claims arise from the operating segments, this adjustment is included in unallocated corporate expenses. Had the Company allocated this insurance adjustment among the operating segments, the reported pre-tax operating profits of the operating segments, as a whole, would have been increased by $5.5 million in the third quarter of 2005, with an equal and offsetting change to unallocated Corporate expenses and therefore no change to consolidated pre-tax earnings for the third quarter of 2005.
     Costs related to Sarbanes-Oxley compliance, specifically, professional fees related to the certification effort were $3.7 million and $0.2 million in the third quarter of 2005 and 2004, respectively.
Nine Months Ended July 31, 2005 vs. Nine Months Ended July 31, 2004

	Nine Months		Nine Months
	Ended	% of	Ended	% of	Increase
($ in thousands)	July 31, 2005	Sales	July 31, 2004	Sales	(Decrease)
			As Restated *
Revenues
Sales and other income	$1,927,860	100.0%	$1,755,355	100.0%	9.8%
Gain on insurance claim	1,195	—	—	—	—

Total revenues	1,929,055	—	1,755,355	—	9.9%

Expenses
Operating expenses and cost of goods sold	1,726,542	89.6%	1,585,606	90.3%	8.9%
Selling, general and administrative	139,455	7.2%	125,240	7.1%	11.4%
Intangible amortization	4,264	0.2%	3,239	0.2%	31.6%
Interest	713	—	746	—	-4.4%

Total expenses	1,870,974	97.0%	1,714,831	97.7%	9.1%

Income from continuing operations before income taxes	58,081	3.0%	40,524	2.3%	43.3%
Income taxes	18,202	0.9%	14,196	0.8%	28.2%

Income from continuing operations	$39,879	2.1%	$26,328	1.5%	51.5%

* See Note 2 of Notes to Consolidated Financial Statements.
     Income from continuing operations. Income from continuing operations for the first nine months of 2005 increased 51.5% to $39.9 million ($0.79 per diluted share) from $26.3 million ($0.53 per diluted share) for the first nine months of 2004. All operating segments showed improvement in operating income. Additionally, income from continuing operations for the first nine months of 2005 included the $5.5 million ($3.4 million after-tax, $0.07 per diluted share) benefit from the reduction of the Company’s self-insurance reserves, $2.7 million of income tax benefit resulting from a state tax audit settlement and $1.2 million of pre-tax gain on the WTC indemnity payment. These positive developments were partially offset by the $5.0 million pre-tax charge to settle Forbes v. ABM and higher costs related to the Sarbanes-Oxley certification effort.
     Sales and Other Income. Sales for the first nine months of 2005 of $1,927.9 million increased by $172.5 million or 9.8% from $1,755.4 million for the first nine months of 2004. Acquisitions completed in fiscal year 2004 and the nine months ended July 31, 2005 contributed $104.1 million to the Sales increase. The remainder of the Sales increase was primarily due to new business in all operating segments, as well as the expansion of services with existing Janitorial and Engineering customers.
     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit (Sales minus operating expenses and cost of goods sold) was 10.4% for the first nine months of 2005 compared to 9.7% for the first nine months of 2004. The increase in margins was primarily due to the $5.5 million benefit from the reduction of the Company’s self-insurance reserves, higher margin contributions from the Security acquisitions completed in 2004 and the first nine months of 2005, termination of unprofitable contracts and favorably renegotiated contracts at Parking, and higher tag sales which provided higher margins in the Northeast region of Janitorial, partially offset by higher reimbursements for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit. The total insurance expense recorded by the operating segments for the first nine months of 2005 was flat compared to the first nine months of 2004 except for the additional insurance expense attributable to acquisitions.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months of 2005 were $139.5 million, compared to $125.2 million for the first nine months of 2004. The increase was primarily due to the $5.0 million charge taken by Janitorial to settle Forbes v. ABM in the first nine months of 2005, higher costs related to Sarbanes-Oxley compliance, specifically, $4.7 million higher professional fees related to the compliance effort, as well as annual salary increases, and $3.6 million in selling, general and administrative expenses attributable to the acquisitions completed in 2004 and the first nine months of 2005. These increases were partially offset by the decrease in bad debt expense primarily because of the elimination of specific reserves on customer accounts where billing disputes have been settled.
     Intangible Amortization. Intangible amortization was $4.3 million for the first nine months of 2005 compared to $3.2 million for the first nine months of 2004. The higher amortization was due to intangibles acquired in business combinations completed in fiscal year 2004 and nine months ended July 31, 2005, partially offset by lower amortization on acquisitions completed in fiscal year 2003 resulting from the use of sum-of-the-years-digits method for customer relationship intangible assets.
     Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was flat between the first nine months of 2005 and the first nine months of 2004.
     Income Taxes. The effective tax rate was 31.3% for the first nine months of 2005, compared to 35.0% for the first nine months of 2004. A $2.7 million income tax benefit was recorded in the second quarter of 2005 resulting from the favorable settlement of the audit of prior years’ state tax returns (tax years 2000 to 2003) in May 2005. An estimated liability was accrued in prior years for the separate income tax returns filed with that state for the years under audit because the intercompany charges were not supported by a recent formal transfer pricing study. The estimated liability was greater than the settlement amount. Additionally, the income tax provision for continuing operations for the third quarter of 2005 included a tax benefit of $0.3 million principally from adjusting the income tax liability accounts after filing the 2004 income tax returns, while the income tax provision for continuing operations for the third quarter of 2004 included a tax benefit of $0.6 million principally from adjusting the income tax liability accounts after filing the 2003 income tax returns and from filing amended tax returns primarily to claim higher tax credits. The effective tax rate for the first nine months of 2005 reflects a slightly lower estimated state tax rate based on the actual filing of state tax returns for 2004.
     Segment Information. The results for continuing operations by segment for the nine months ended July 31, 2005 and 2004 are shown below.

	Nine Months Ended July 31,		Better
($ in thousands)	2005	2004	(Worse)
		As Restated *
Sales and other income
Janitorial	$1,141,961	$1,073,475	6.4%
Parking	303,073	285,384	6.2%
Security	220,465	157,986	39.5%
Engineering	176,057	154,415	14.0%
Lighting	85,080	83,060	2.4%
Corporate	1,224	1,035	18.3%

	$1,927,860	$1,755,355	9.8%

Operating profit
Janitorial	$47,795	$41,666	14.7%
Parking	8,915	6,269	42.2%
Security	9,756	5,787	68.6%
Engineering	10,327	8,691	18.8%
Lighting	2,421	1,726	40.3%
Corporate	(21,615)	(22,869)	5.5%

Operating profit	57,599	41,270	39.6%
Gain on insurance claim	1,195	—	—
Interest expense	(713)	(746)	4.4%

Income from continuing operations before income taxes	$58,081	$40,524	43.3%

* See Note 2 of Notes to Consolidated Financial Statements.
     The results of operations from the Company’s segments for the nine months ended July 31, 2005, compared to the same period in 2004, are more fully described below.
     Janitorial. Sales for Janitorial increased by $68.5 million, or 6.4% for the first nine months of 2005 compared to the same period in 2004. The Initial and Colin acquisitions contributed $49.6 million to the increase in Sales. Sales increased in the Mid-Atlantic, Midwest, Northern California, Northwest and South Central regions due to new business, expansion of services to existing customers and price adjustments to pass through a portion of union cost increases. The increases were partially offset by reductions in Sales from lost accounts in the Northeast and Southeast regions.
     Operating profit increased by $6.1 million, or 14.7%, during the first nine months of 2005 compared to the same period in 2004. The increase was primarily due to the operating profit improvements in the majority of the regions and $1.2 million operating profit contribution from the Initial and Colin acquisitions. These positive developments were partially offset by the $5.0 million charge to settle Forbes v. ABM and increases in workers’ compensation insurance costs that were not fully absorbed by price adjustments in the Northern California region.
     Of the regions that showed operating profit improvement, the Northeast region showed the most improvement with its operating loss down by $3.9 million in the first nine months of 2005 compared to 2004 due to higher tag sales, which provided higher margins, tight control of labor cost especially in Manhattan, higher prices on some renegotiated contracts, lower bad debt expense and the impact of acquisitions. The other regions showed operating profit improvement primarily due to higher Sales and higher margins on existing jobs resulting from lower costs.
     Parking. Parking Sales increased $17.7 million, or 6.2%, while operating profit increased $2.6 million, or 42.2%, during the first nine months of 2005 compared to the first nine months of 2004. Of the $17.7 million Sales increase, $11.8 million represented higher reimbursements for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit. New contracts and increased traffic at airport locations contributed to the remainder of the Sales increase. The increase in operating profits resulted from new contracts, the termination of unprofitable contracts, higher margins on renegotiated contracts as well as improvements at airport locations due to increased air traffic across the country. The cost of implementing a new revenue reporting system and a settlement of a billing dispute in the Northwest region partially offset these improvements.
     Security. Security Sales increased $62.5 million, or 39.5%, during the first nine months of 2005 compared to the first nine months of 2004 primarily due to the SSA, Sentinel and Amguard acquisitions, which contributed $54.5 million to the Sales increase. The remainder of the Sales increase is attributable to the net effect of new business, including major contracts awarded in the third quarter of 2004. Operating profits increased $4.0 million, or 68.6%, primarily due to the $3.3 million profit contribution from SSA, Sentinel and Amguard and the net effect of new business, offset by a $0.4 million bad debt provision for a customer which declared bankruptcy in April 2005.
     Engineering. Sales for Engineering increased $21.6 million, or 14.0%, during the first nine months of 2005 compared to the first nine months of 2004 due to successful sales initiatives resulting in new business and the expansion of services to existing customers across the country, mostly in the Southern California, Northern California and Eastern regions. Operating profits increased $1.6 million or 18.8%, during 2005 compared to 2004 primarily due to higher Sales. Higher state unemployment insurance expense in California and settlement of an employee claim partially offset these improvements.
     Lighting. Lighting Sales increased $2.0 million, or 2.4%, while operating profit increased $0.7 million or 40.3% during the first nine months of 2005 compared to the first nine months of 2004. The growth in Sales was primarily due to increased project and service business in the Southwest and Northwest regions, offset by a decrease in project business in the Northcentral region and lost service contracts. The increase in operating profit was primarily due to increased Sales and a $0.3 million reduction of bad debt expense related to specific accounts that are no longer required, partially offset by increased costs associated with an expanded sales force and Sarbanes-Oxley compliance.
     Corporate. Corporate expenses for the first nine months of 2005 decreased by $1.3 million or 5.5% compared to the same period of 2004 mainly due to the $5.5 million benefit from the favorable development of the Company’s California workers’ compensation and general liability claims attributable to prior years. While virtually all insurance claims arise from the operating segments, this adjustment is included in unallocated corporate expenses. Had the Company allocated this insurance adjustment among the operating segments, the reported pre-tax operating profits of the operating segments, as a whole, would have been increased by $5.5 million in the first nine months of 2005, with an equal and offsetting change to unallocated Corporate expenses and therefore no change to consolidated pre-tax earnings for the first nine months of 2005.
     Costs related to Sarbanes-Oxley compliance, specifically, professional fees related to the certification effort were $5.0 million and $0.3 million in the first nine months of 2005 and 2004, respectively.
Discontinued Operations
     On June 2, 2005, the Company sold substantially all of the operating assets of Mechanical to Carrier Corporation, a wholly owned subsidiary of United Technologies Corporation (“Carrier”). The operating assets sold included customer contracts, accounts receivable, inventories, facility leases and other assets, as well as rights to the name “CommAir Mechanical Services.” The consideration paid was $32.0 million in cash, subject to certain adjustments, and Carrier’s assumption of trade payables and accrued liabilities. The Company realized a pre-tax gain of $21.4 million ($13.1 million after tax) on the sale of these assets in the third quarter of 2005.

     On July 31, 2005, the Company sold most of the remaining operating assets of Mechanical, consisting of its water treatment business, to San Joaquin Chemicals, Incorporated for $0.5 million, of which $0.25 million was in the form of a note and $0.25 million in cash. The operating assets sold included customer contracts and inventories. The Company realized a pre-tax gain of $0.3 million ($0.2 million after tax) on the sale of these assets in the third quarter of 2005.
     On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator Services, Inc. (“Elevator”), a wholly owned subsidiary of ABM that represented the Company’s Elevator segment, to Otis Elevator Company, a wholly owned subsidiary of United Technologies Corporation (“Otis Elevator”). The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a perpetual license to the name “Amtech Elevator Services.” The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. In fiscal 2003, the Company realized a gain on the sale of $52.7 million, which was net of $32.7 million of income taxes, of which $30.5 million was paid with the extension of the federal and state income tax returns on January 15, 2004. This payment has been reported as discontinued operation in the accompanying consolidated statements of cash flows. Income taxes on the gain on sale of discontinued operation for the third quarter of 2005 included a $0.9 million benefit from the correction of the overstatement of income taxes provided for the Elevator gain. The overstatement was related to the incorrect treatment of goodwill associated with assets acquired by Elevator in 1985.
     In June 2005, the Company settled litigation that arose from and was directly related to the operations of Elevator prior to its disposal. An estimated liability was recorded on the date of disposal. The settlement amount was less than the estimated liability by $0.2 million, pre-tax. This difference was recorded as income from discontinued operation in the second quarter of 2005.
     The operating results of Mechanical for the three and nine months ended July 31, 2005 and 2004 and the Elevator adjustments are shown below. Operating results for 2005 for the portion of Mechanical’s business sold to Carrier are for the periods beginning May 1, 2005 and November 1, 2004, respectively, through the date of sale, June 2, 2005. Operating results for 2005 for Mechanical’s water treatment business are for the full three and nine months periods.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2005	2004	2005	2004

Revenues	$4,472	$10,976	$24,775	$29,586

Income (loss) before income taxes	$(21)	$414	$383	$815
Income taxes	(6)	162	150	320

Income (loss) from discontinued operation, net of income taxes	$(15)	$252	$233	$495

Subsequent Events
     On August 3, 2005, the Company acquired the commercial janitorial cleaning operations in Baltimore, Maryland, of the Northeast United States Division of Initial Contract Services, Inc., a provider of janitorial services based in New York, for approximately $0.35 million in cash. The acquisition includes contracts with key accounts throughout the metropolitan area of Baltimore and represents over $7.0 million in annual contract revenue. Additional consideration may be paid during the subsequent four years based on financial performance of the acquired business.
     The Company continues to assess the impact of Hurricane Katrina on its operations. All segments except Engineering provided services in New Orleans with over 600 employees. The Company believes that its supplies in the area were destroyed and that rented office facilities and a warehouse sustained significant flood damage. The Company’s property damage and business interruption coverage provides for a deductible of the greater of $0.5 million or 2% of losses. The Sales and operating profits from its

New Orleans business for the nine months ended July 31, 2005 were approximately $10.0 million and $0.7 million, respectively. The accounts receivable associated with customers located in New Orleans totaled $1.8 million as of July 31, 2005. The Company is uncertain when it will be able to restore services in New Orleans or what customer demand will be in connection with such resumption. However, the Company does expect to resume services in New Orleans, including providing site clean-up services in new construction associated with the return of business and residents to the area.
Recent Accounting Pronouncements
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces ABP Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion No. 20 previously required that such a change be reported as a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.
     In June 2005, the EITF ratified their conclusions on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements”. This EITF clarifies the life assigned to leasehold improvements acquired in a business combination and leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term. For leasehold improvements acquired in a business combination, amortization should be over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. This is effective for all leasehold improvements purchased or acquired beginning in the fiscal 4th quarter of 2005 for the Company. The Company does not believe the application of the guidance in EITF Issue No. 05-6 will have a significant impact on its financial statements.

Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for doubtful accounts, valuation allowance for the net deferred income tax asset, estimate of useful life of intangible assets, impairment of goodwill and other intangibles, and contingencies and litigation liabilities. The Company bases its estimates on historical experience, independent valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.
     The Company believes the following critical accounting policies govern its more significant judgments and estimates used in the preparation of its consolidated financial statements.
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
     Deferred Income Tax Asset Valuation Allowance. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. If management determines it is more likely than not that the net deferred tax asset will be realized, no valuation allowance is recorded. At July 31, 2005, the net deferred tax asset was $87.3 million and no valuation allowance was recorded. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.
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
Factors That May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
     The disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, the Company also provides forward-looking statements in other written materials released to the public, as well as oral forward-looking statements. Such statements give the Company’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, and the outcome of contingencies and other uncertainties, such as legal proceedings, and financial results. Management tries, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and similar expressions.
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
     Adverse results from the evaluation of internal control over financial reporting under Section 404 of Sarbanes-Oxley could result in a loss of investor confidence in the Company’s financial reports and have an adverse effect on the Company’s stock price. Pursuant to Section 404 of Sarbanes-Oxley, beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending October 31, 2005, management will be required to furnish a report on the Company’s internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of its fiscal year, including a statement as to whether or not the Company’s internal control over financial reporting is effective. This assessment must include disclosure of any material weakness in internal control over financial reporting identified by management. The Company’s auditors also will be required to deliver an attestation report on management’s assessment of and operating effectiveness of such internal control.
     In the course of management’s ongoing system and process evaluation and testing of internal controls, management identified areas of internal control over financial reporting that required improvement, particularly in the information technology environment, Lighting inventory controls, and Parking cash management. Management continues the process documentation, evaluation and remediation needed to comply with Section 404 and certain aspects of that work are behind schedule. The timely and successful completion of management’s assessment of the effectiveness of the internal control over financial reporting under Section 404 is one of the Company’s highest priorities. However, the Company’s further testing, or the subsequent testing by its independent registered public accounting firm, may reveal deficiencies in the Company’s internal controls over financial reporting that are deemed to be material weaknesses.
     If management is unable to assert that internal control over financial reporting is effective as of October 31, 2005 (or if the Company’s auditors are unable to attest that management’s report is fairly stated or they are unable to express an opinion on the effectiveness of the Company’s internal control over financial reporting), the Company could lose investor confidence in the accuracy and completeness of its financial reports, which would be likely to have an adverse effect on the Company’s stock price. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm operating results or cause the Company to fail to timely meet regulatory reporting obligations or become subject to regulatory sanctions.
     The Company incurs significant accounting and other control costs, which could increase. As a publicly traded corporation, the Company incurs certain costs to comply with regulatory requirements. The process of meeting the requirements of Section 404 has been more costly than anticipated, requiring additional personnel and outside advisory services as well as additional accounting and legal expenses. The Company will continue to incur these costs for the remainder of 2005 and in early 2006 and the fees, particularly those associated with its independent auditor, could increase. In addition, the Company is experiencing higher-than-anticipated capital expenditures and operating expenses during the implementation of Section 404 compliance related changes.
     Most of the Company’s competitors are privately owned so these costs can be a competitive disadvantage for the Company. Should the Company’s sales decline or if the Company is unsuccessful at increasing prices to cover higher expenditures for control and audit, its costs associated with regulatory compliance will rise as a percentage of sales.
     The Company could experience labor disputes that could lead to loss of sales or expense variations. At July 31, 2005, approximately 42% of the Company’s employees were subject to various local collective bargaining agreements. Some collective bargaining agreements will expire or become subject to renegotiation during the current fiscal year. In addition, the Company may face union organizing drives in certain cities. When one or more of the Company’s major collective bargaining agreements becomes subject to renegotiation or when the Company faces union organizing drives, the Company and the union may disagree on important issues which, in turn, could lead to a strike, work slowdown or other job actions at one or more of the Company’s locations. A strike, work slowdown or other job action could in some cases disrupt the Company from providing its services, resulting in reduced revenue collection. If declines in customer service occur or if the company’s customers are targeted for sympathy strikes by other unionized workers, contract cancellations could result. In other cases, a strike, work slowdown or other job action could lead to lower expenses due to fewer employees performing services. Alternatively, the result of renegotiating a collective bargaining could be a substantial increase in labor and benefits expenses that the Company could be unable to pass through to its customers for some period of time, if at all.
     An increase in costs that the Company cannot pass on to customers could affect profitability. The Company attempts to negotiate contracts under which its customers agree to pay for increases in certain underlying costs associated with providing its services, particularly labor costs, workers’ compensation and other insurance costs, any applicable payroll taxes and fuel costs. If the Company cannot pass through increases in its costs to its customers under its contracts in a timely manner or at all, then the Company’s expenses will increase without a corresponding increase in sales. Further, if the Company’s sales decline, the Company may not be able to reduce its expenses correspondingly or at all.
     A change in actuarial analysis could affect the Company’s results. The Company contracts an annual independent actuarial evaluation of its insurance reserves to ensure that its insurance reserves are appropriate. Actuaries may vary in the manner in which they derive their estimates and these differences could lead to variations in actuarial estimates that cause changes in the Company’s insurance reserves not related to changes in its claims experience. In addition, because the Company’s actuarial estimate is prepared annually and requires several months of analysis, the Company may not learn of a deterioration in claims, particularly claims administered by a third party, until additional costs have been incurred or are projected. Similarly, the Company may be aware of an improvement in its workers’ compensation experience, through improved safety measures or better claims management, before that improvement is reflected in its insurance costs, which are determined based upon the annual actuarial analysis. Because the Company bases its pricing in part on its estimated insurance costs, the Company’s prices could be higher or lower than they otherwise might be if better information was available resulting in a competitive disadvantage in the former case and reduced margins or unprofitable contracts in the latter.
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
     Weakness in airline travel and the hospitality industry could adversely affect the results of the Company’s Parking segment. A significant portion of the Company’s Parking sales is tied to the numbers of airline passengers and hotel guests. Parking results were adversely affected after the terrorist attacks of September 11, 2001, during the SARS crisis and at the start of the military conflict in Iraq as people curtailed both business and personal travel and hotel occupancy rates declined. As airport security precautions expanded, the decline in travel was particularly noticeable at airports associated with shorter flights for which ground transportation became the alternative. While it appears that airline travel and the hospitality industry have recovered, there can be no assurance that airline travel will reach previous levels or increased concerns about terrorism, disease, or other adversities will not again reduce travel, adversely impacting Parking sales and operating profits.
     Acquisition activity could slow or be unsuccessful. A significant portion of the Company’s historic growth has come through acquisitions. A slowdown in acquisitions could lead to a slower growth rate. Because new contracts frequently involve start-up costs, sales associated with acquired operations generally have higher margins than new sales associated with internal growth. Therefore a slowdown in acquisition activity could lead to constant or lower margins, as well as lower revenue growth. Because contracts in the Company’s businesses are generally short-term and personal relationships are significant in retaining customers, the Company relies on its ability to retain the managers of its acquired businesses. An inability to retain the services of the former owners and senior managers of acquired businesses could adversely affect the projected benefits of an acquisition. Moreover, the inability to successfully integrate acquisitions into the Company or to achieve the operational efficiencies anticipated in acquisitions could adversely impact sales and costs if we are unable to achieve this integration without encountering difficulties or experiencing the loss of key customers or suppliers. It also may be difficult to design and implement effective internal controls over financial reporting for combined operations and differences in existing controls for each business may results in deficiencies or weaknesses that require remediation when the financial controls and reporting functions are combined.
     Hurricane Katrina could lead to loss of business and increased expenses. The Company does not currently know when it will be able to begin providing services in the New Orleans area or the type or extent of services that it will provide. Because of the extensive damage to the area and the length of time that buildings will be under water, extensive mold remediation is likely to be required in the clean up effort and the Company does not provide these services. The Company does, however, provide site clean up services associated with new construction that may begin in the area. The Sales and operating profits of the Company’s New Orleans’s businesses for the nine months ended July 31, 2005 were approximately $10.0 million and $0.7 million, respectively. The accounts receivable associated with customers located in New Orleans totaled $1.8 million as of July 31, 2005. The Company’s ability to replace this business or collect these receivables is uncertain at this time.
     Natural or man-made disasters could disrupt the Company in providing services. Storms, earthquakes, or other natural or man-made disasters may result in reduced sales or property damage. Disasters may also cause economic dislocations throughout the country. Hurricane Katrina has led to higher fuel and energy prices and it is difficult to predict how high the prices may climb or how long the increases may last. While certain of these increased energy costs may be recovered from the Company’s customers, such costs incurred by the Company that are not related to the provision of services to customers will not be recoverable. In addition, natural or man-made disasters may increase the volatility of the Company’s results, either due to increased costs caused by the disaster with partial or no corresponding compensation from customers, or, alternatively, increased sales and profitability related to tag work, special projects and other higher margin work necessitated by the disaster.
     Other issues and uncertainties may include:
     • new accounting pronouncements or changes in accounting policies,
     • labor shortages that adversely affect the Company’s ability to employ entry level personnel,
     • legislation or other governmental action that detrimentally impacts the Company’s expenses or reduces sales by adversely affecting the Company’s customers such as state or locally- mandated healthcare benefits,
     • impairment of goodwill or other intangible assets,
     • a reduction or revocation of the Company’s line of credit that could increase interest expense and the cost of capital,
     • the resignation, termination, death or disability of one or more of the Company’s key executives that adversely affects customer retention or day-to-day management of the Company,
     The Company believes that it has the human and financial resources for business success, but future profit and cash flow can be adversely (or advantageously) influenced by a number of factors, including those listed above, any and all of which are inherently difficult to forecast. The Company’s Annual Report on Form 10-K for the year ended October 31, 2004, contains additional information with respect to the factors that could influence its business. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At July 31, 2005, the Company had no outstanding long-term debt. Although the Company’s assets included $43.2 million in cash and cash equivalents at July 31, 2005, market rate risk associated with changing interest rates in the United States is not material.

Item 4.	Controls and Procedures
     Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.
     Changes in Internal Control Over Financial Reporting. No individual change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2005 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As described elsewhere in this Form 10-Q Quarterly Report, management has been engaged in systems and process evaluation and testing of internal controls. While no material weaknesses have been identified during that process, management has identified areas of internal control over financial reporting that required improvement, particularly in the information technology environment, Lighting inventory controls and Parking cash management. The Company is in the process of implementing such improvements.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     During the quarter ended April 30, 2005, the Company recorded a charge of $6.3 million for damages, court-awarded fees and other amounts awarded to the plaintiff in the case named Forbes v. ABM, as well as other costs (including interest through April 30, 2005) following the Washington Court of Appeals’ April 21, 2005 denial of ABM’s appeal of an earlier jury verdict. This gender discrimination lawsuit was originally filed in the State of Washington against ABM by a former employee of a subsidiary of ABM in September 1999. On May 19, 2003, a Washington state court jury for the Spokane County Superior Court awarded $4.0 million in damages to the plaintiff. The court later awarded costs of $0.7 million to the plaintiff, pre-judgment interest in the amount of $0.3 million and an additional $0.8 million to mitigate the federal tax impact of the plaintiff’s award. When the awards were made, the Company believed it had been denied a fair trial and appealed the verdict on the grounds that several key rulings by the court were incorrect and resulted in substantial prejudice to the Company. The Company also believed that the original verdict would be reversed because it was excessive and inconsistent with the law and the evidence. In August 2005, the Company and plaintiff agreed to settle the lawsuit for $5.0 million, which resulted in a partial reversal of the $6.3 million charge. The $5.0 million liability was included in other accrued liabilities as of July 31, 2005.
     In 1998, ABM’s parking subsidiary leased a parking facility in Houston, Texas, owned by a limited partnership jointly owned by affiliates of American National Insurance Company (“ANICO”) and partners associated with Gerry Albright (the “Albright affiliates.”) In June 2003, the ANICO affiliates notified the Albright affiliates that they would sell their interest in the parking facility. The Albright affiliates accepted the offer and attempted to secure financing. In connection with certain proposed financing for the Albright affiliates, ABM’s parking subsidiary was asked to submit an estoppel certificate and on that certificate it set forth certain claims under the lease. The Albright affiliates subsequently did not close the transaction and the ANICO affiliates acquired the interest in the parking facility held by the Albright affiliates. On December 5, 2003, the Albright affiliates filed a lawsuit against ABM, its parking subsidiary, and certain ANICO affiliates. The complaint alleged that ABM breached its obligations under the parking facility lease and committed tortious interference, the ANICO affiliates breached fiduciary responsibilities under the partnership agreement, and that ABM and ANICO were engaged in a conspiracy. Subsequently, claims against ANICO were dismissed. The Albright affiliates assert damages consisting of (1) the value of the parking facility in excess of the purchase price at the time of the proposed purchase by the Albright affiliates ($1.8 million); (2) lost future revenues from the operation of the parking facility ($15.4 million); (3) future appreciation of the property during the remainder of the parking facility lease (a range from $9.9 million to $39.0 million); (4) exemplary damages; and (5) attorneys’ fees. This matter is currently before the Federal District Court in Houston, Texas. ABM believes that it acted in good faith under the terms of the lease and is not liable to the Albright affiliates for their damages related to their inability to secure financing. If ABM were found liable, ABM believes that the amount of the Albright affiliates’ damages would be approximately $3.26 million. ABM further believes that any damages in excess of $150,000 incurred in this lawsuit represent an insured loss under its commercial general liability coverage and commercial umbrella coverage and that its carriers have a duty to provide a defense. ABM has notified its carriers who have denied coverage or indicated an intention to deny coverage. In August 2005, ABM filed a complaint for declaratory judgment against its insurance carriers in Federal District Court in San Francisco, California to ensure its coverage for any damages related to the claims of the Albright affiliates. As of the filing of this report, ABM believes that the likelihood of the loss occurring is not probable and, therefore, it has not accrued any amount for this matter.
     In December 1997, ABM’s parking subsidiary entered into a five-year agreement with the City of Dallas to perform parking management services for the Love Field Airport. This agreement provided for a minimum annual guarantee payment (“MAG”) to the City. The Company believes that reductions to the number of stalls in the managed parking area that occurred commencing August 4, 2001 and the opening of a new parking area and other actions required adjustment of the agreement, including the amount of the MAG. Although an exchange between the parties took place as to terms of an amendment, no amendment was executed. ABM’s parking subsidiary did, however, continue performing parking management services until April 2004, when the agreement was terminated. On July 12, 2004, the City of Dallas filed a complaint in Texas State Court in Dallas alleging a breach of contract by ABM’s parking subsidiary for underpayment of the MAG by $1.8 million, and in May 2005 amended that complaint to allege fraud and negligent misrepresentation by ABM’s parking subsidiary. The matter is currently in the discovery phase. ABM believes that it acted in good faith and is not liable to the City of Dallas. In order to resolve this dispute, the Company has offered $100,000 in settlement, which it has accrued.
     On February 1, 2005, the Office of Federal Contract Compliance Programs (“OFCCP”), a division of the US Department of Labor, notified ABM’s security subsidiary of an alleged violation of federal affirmative action laws based on a statistical hiring disparity (shortfall) between men and women during 2002. (There was no statistically significant shortfall in 2001, or since 2002.) In August 2005, ABM and the OFCCP agreed to settle this claim for $67,000, which the Company accrued as of July 31, 2005.
     The Company uses an independent actuary to annually evaluate the Company’s estimated claim costs and liabilities. The 2004 actuarial report completed in November 2004 indicated that there were adverse developments in the Company’s insurance reserves primarily related to workers’ compensation claims in the State of California during the four-year period ended October 31, 2003, for which the Company recorded a charge of $17.2 million in the fourth quarter of 2004. The Company believes a substantial portion of the $17.2 million was related to poor claims management by a third party administrator, who no longer performs these services for the Company. In addition, the Company believes that poor claims administration in certain other states, where it had insurance, led to higher insurance costs for the Company for its damages related to claims mismanagement. The Company has filed a complaint against its former third party administrator. The Company is actively pursing this complaint, which will be subject to arbitration.

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
     On February 24, 2005, Zurich filed a motion to have its appeal heard by the Second Circuit Court of Appeals sitting en banc. Zurich’s motion was denied on June 27, 2005, and this matter will return to the district court for a trial on the amount of ABM’s losses.
     On March 30, 2005, the Company signed the Sworn Statement in Proof of Loss which entitled the Company to receive an indemnity payment from Zurich of $1.5 million, representing the Company’s recovery of certain accounts receivable from customers that cannot be collected due to loss of paperwork in the destruction of WTC, additional claimed business personal property and business income loss. On May 9, 2005, this indemnity payment was received. The Company realized a pre-tax gain of $1.2 million on this indemnity payment in the second quarter of 2005. An additional $1.5 million in accounts receivable losses remain in dispute, and negotiations are ongoing.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Stock Repurchases

			(c) Number of	(d) Maximum number
			shares (or units)	(or approximate dollar
			purchased as part	value) of shares (or
	(a) Total number of	(b) Average price	of publicly	units) that may yet be
	shares (or units)	paid per share	announced plans or	purchased under the
Period	purchased	(or unit)	programs	plans or programs (1)

5/1/2005- 5/31/2005	—	—	—	1,788,300 shares

6/1/2005- 6/30/2005	510,900 shares	$19.18	510,900 shares	1,277,400 shares

7/1/2005- 7/31/2005	877,400 shares	$19.79	877,400 shares	400,000 shares

Total	1,388,300 shares	$19.56	1,388,300 shares	400,000 shares

(1) On March 7, 2005, ABM’s Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s common stock at any time through October 31, 2005.
Item 6.Exhibits

Exhibit 2.1	-	Sales Agreement, dated as of May 27, 2005, by and among ABM Industries Incorporated, CommAir Mechanical Services and Carrier Corporation (Schedules and exhibits omitted.) *

Exhibit 10.1	-	Time-Vested Incentive Stock Option Plan, as amended and restated June 7, 2005

Exhibit 10.2	-	2002 Price-Vested Performance Stock Option Plan, as amended and restated June 7, 2005

Exhibit 10.3	-	Executive Employment Agreement with Henrik C. Slipsager as of June 14, 2005

Exhibit 10.4	-	Executive Employment Agreement with James P. McClure as of July 12, 2005

Exhibit 10.5	-	Executive Employment Agreement with George B. Sundby as of July 12, 2005

Exhibit 10.6	-	Executive Employment Agreement with Steven M. Zaccagnini as of July 12, 2005

Exhibit 31.1	-	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	-	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	-	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The Company undertakes to provide a copy of each omitted schedule and exhibit to the Securities and Exchange Commission on request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

September 9, 2005	/s/ George B. Sundby

George B. Sundby
Executive Vice President and
Chief Financial Officer
Principal Financial Officer

September 9, 2005	/s/ Maria De Martini

Maria De Martini
Vice President and Controller
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Sales Agreement, dated as of May 27, 2005, by and among ABM Industries Incorporated, CommAir Mechanical Services and Carrier Corporation

10.1	Time-Vested Incentive Stock Option Plan, as amended and restated June 7, 2005

10.2	2002 Price-Vested Performance Stock Option Plan, as amended and restated June 7, 2005

10.3	Executive Employment Agreement with Henrik C. Slipsager as of June 14, 2005

10.4	Executive Employment Agreement with James P. McClure as of July 12, 2005

10.5	Executive Employment Agreement with George B. Sundby as of July 12, 2005

10.6	Executive Employment Agreement with Steven M. Zaccagnini as of July 12, 2005

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.