Form 10-K
period 2005-10-31
ABM INDUSTRIES INC /DE/
filed 2006-03-29
CIK 771497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2005
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
(Registrant’s telephone number, including area code) 415/ 733-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes    No X
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer X  Accelerated filer    Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No X
As of April 30, 2005 (the last business day of registrant’s most recently completed second fiscal quarter), non-affiliates of the registrant beneficially owned shares of the registrant’s common stock with an aggregate market value of $722,786,992, computed by reference to the price at which the common stock was last sold.
Number of shares of common stock outstanding as of February 28, 2006: 49,312,879.

ABM Industries Incorporated
Form 10-K
For the Fiscal Year Ended October 31, 2005

PART I
ITEM 1. BUSINESS
       ABM Industries Incorporated (“ABM”) is a leading facility services contractor in the United States. With annual revenues in excess of $2.5 billion and approximately 73,000 employees, ABM and its subsidiaries (the “Company”) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada.
      ABM was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909. The corporate headquarters of the Company is located at 160 Pacific Avenue, Suite 222, San Francisco, California 94111, and the Company’s telephone number at that location is (415) 733-4000.
      The Company’s Website is www.abm.com. Through a link on the Investor Relations section of the Company’s Website, the following filings and amendments to those filings are made available free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: (1) Annual Reports on Form 10-K, (2) Quarterly Reports on Form 10-Q, (3) Current Reports on Form 8-K and (4) filings by ABM’s directors and executive officers under Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act.”) The Company also makes available on its Website and in print, free of charge, to those who request them its Corporate Governance Guidelines, Code of Business Conduct & Ethics and the charters of its audit, compensation and governance committees.
Industry Information
      The Company conducts business through a number of subsidiaries, which are grouped into five segments based on the nature of the business operations. The operating subsidiaries within each segment generally report to the same senior management. Referred to collectively as the “ABM Family of Services,” at October 31, 2005 the five segments were:
          • Janitorial
          • Parking
          • Security
          • Engineering
          • Lighting
      The Company previously provided mechanical services. On June 2, 2005, the Company sold substantially all of the operating assets of CommAir Mechanical Services (“Mechanical”), a wholly owned subsidiary of ABM, to Carrier Corporation (“Carrier”), a wholly owned subsidiary of United Technologies Corporation. It sold the remaining assets to another buyer on July 31, 2005. See “Divestiture and Results from Discontinued Operations” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On November 1, 2004, the Company’s Facility Services segment merged with the Engineering segment.
      The business activities of the Company by industry segment, as they existed at October 31, 2005, are more fully described below.
      ■ Janitorial. The Company performs janitorial services through a number of the Company’s subsidiaries, primarily operating under the names “ABM Janitorial Services,” “American Building Maintenance” and “ABM Lakeside Building Maintenance.” The Company provides a wide range of basic janitorial services for a variety of facilities, including commercial office buildings, industrial plants, financial institutions, retail stores, shopping centers, warehouses, airport terminals, health and educational facilities, stadiums and arenas, and government buildings. Services provided include floor cleaning and finishing, window washing, furniture polishing, carpet cleaning and dusting, as well as other building cleaning services. The Company’s Janitorial subsidiaries maintain 114 offices in 42 states, the District of Columbia and one Canadian province, and operate under thousands of individually negotiated building maintenance contracts, nearly all of which are obtained by competitive bidding. The Company’s Janitorial contracts are either fixed price agreements or “cost-plus” (i.e.,the customer agrees to reimburse the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage). Generally, profit margins on maintenance contracts tend to be inversely proportional to the size of the contract. In addition to services defined within the scope of the contract, the Company also generates sales from extra services (or “tags”), such as additional cleaning requirements, with extra services frequently providing higher margins. The majority of Janitorial contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice and contain automatic renewal clauses.

      ■ Parking. The Company provides parking services through a number of subsidiaries primarily operating under the names “Ampco System Parking,” “Ampco System Airport Parking” and “Ampco Express Airport Parking.” The Company’s Parking subsidiaries maintain 27 offices and operate in 28 states. The Company operates approximately 1,700 parking lots and garages, including, but not limited to, the following airports: Austin, Texas; Buffalo, New York; Denver, Colorado; Honolulu, Hawaii; Minneapolis/ St. Paul, Minnesota; Omaha, Nebraska; Orlando, Florida; San Francisco and San Jose, California. The Company also operates off-airport parking facilities in Philadelphia, Pennsylvania; Houston, Texas; and San Diego, California, and operates 18 parking shuttle bus services. Approximately 40% of the parking lots and garages are leased and 60% are operated through management contracts for third parties, nearly all of which are obtained by competitive bidding. The Company operated over 700,000 parking spaces as of October 31, 2005. Under leased lot arrangements, the Company leases the parking lot from the owner and is responsible for all expenses incurred, retains all revenues from monthly and transient parkers and pays rent to the owner per the terms and conditions of the lease. The lease terms generally range from three to 20 years and provide for payment of a fixed amount of rent, plus a percentage of revenue. The leases usually contain renewal options and may be terminated by the customer for various reasons including development of the real estate. Leases which expire may continue on a month-to-month basis. Under the management contracts, the Company manages the parking lot for the owner in exchange for a management fee, which could be a fixed fee, a performance-based fee such as a percentage of gross or net revenues, or a combination of both. Management contract terms are generally from one to three years, and often can be terminated without cause by the customer upon 30 days’ notice and may also contain renewal clauses. The revenue and expenses are passed through by the Company to the owner under the terms and conditions of the management contracts. More than half of the Company’s Parking revenues come from reimbursements of expenses. Therefore, the level of Parking revenues is not directly indicative of profitability.
      ■ Security. The Company provides security services through a number of subsidiaries, primarily operating under the names “American Commercial Security Services,” “ACSS,” “ABM Security Services,” “SSA Security, Inc.,” “Security Services of America,” “Silverhawk Security Specialists” and “Elite Protection Services.” The Company provides security officers; investigative services; electronic monitoring of fire, life safety systems and access control devices; and security consulting services to a wide range of businesses. The Company’s Security subsidiaries maintain 61 offices and operate in 26 states and the District of Columbia. Sales are generally based on actual hours of service at contractually specified rates. The majority of Security contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice and contain automatic renewal clauses. Nearly all Security contracts are obtained by competitive bidding.
      ■ Engineering. The Company provides engineering services through a number of subsidiaries, primarily operating under the name “ABM Engineering Services.” The Company provides facilities with on-site engineers to operate and maintain mechanical, electrical and plumbing systems utilizing in part computerized maintenance management systems. These services are designed to maintain equipment at optimal efficiency for customers such as high-rise office buildings, schools, computer centers, shopping malls, manufacturing facilities, museums and universities. The Company’s Engineering subsidiaries maintain 10 branches and operate in 40 states and the District of Columbia. The majority of Engineering contracts contain clauses under which the customer agrees to reimburse the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage. Additionally, the majority of Engineering contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice and may contain renewal clauses. Nearly all Engineering contracts are obtained by competitive bidding. ABM Engineering Services Company, a wholly owned subsidiary, has maintained ISO 9000 Certification for the past six years, the only national engineering services provider of on-site operating engineers to earn this prestigious designation. ISO is a quality standard comprised of a rigorous set of guidelines and good business practices against which companies are evaluated through a comprehensive independent audit process.
      The Company also provides facility services through a number of subsidiaries, primarily operating under the name “ABM Facility Services.” The Company provides customers with streamlined, centralized control and coordination of multiple facility service needs. This process is consistent with the greater competitive demands on corporate organizations to become more efficient in the business market today. By leveraging the core competencies of the Company’s other service offerings, the Company attempts to reduce overhead (such as redundant personnel) for its customers by providing multiple services under a single contract, with one contact and one invoice. Its National Service Call Center provides centralized dispatching, emergency services, accounting and related reports to financial institutions, high-tech companies and other customers regardless of industry or size.
      ■ Lighting. The Company provides lighting services through a number of subsidiaries, primarily operating under the name “Amtech Lighting Services.” The Company provides relamping, fixture cleaning, energy retrofits and lighting maintenance service to a variety of commercial, industrial and retail facilities. The Company’s Lighting subsidiaries also repair and maintain electrical outdoor signage, and provide electrical service and repairs. The Company’s Lighting subsidiaries maintain 27 offices and operate in 50 states and the District of Columbia. Lighting contracts are either fixed-price (long-term full service or maintenance only contracts), project work or time and materials based where the customer is billed according to actual hours of service and materials used at specified prices. Contracts range from one to six years, but the majority are subject to termination by either party after 30 to 90 days’ written notice and may contain renewal clauses. Nearly all Lighting contracts are obtained by competitive bidding.
      Additional information relating to the Company’s industry segments appears in Note 17 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”
Trademarks
      The Company believes that it owns or is licensed to use all corporate names, tradenames, trademarks, service marks, copyrights, patents and trade secrets which are material to the Company’s operations.
Competition
      The Company believes that each aspect of its business is highly competitive, and that such competition is based primarily on price and quality of service. The Company provides nearly all its services under contracts originally obtained through competitive bidding. The low cost of entry to the facility services business has led to strongly competitive markets made up of large numbers of mostly regional and local owner-operated companies, located in major cities throughout the United States and in British Columbia, Canada (with particularly intense competition in the janitorial business in the Southeast and South Central regions of the United States). The Company also competes with the operating divisions of a few large, diversified facility services and manufacturing companies on a national basis. Indirectly, the Company competes with building owners and tenants that can perform internally one or more of the services provided by the Company. These building owners and tenants might have a competitive advantage when the Company’s services are subject to sales tax and internal operations are not. Furthermore, competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could inhibit the Company’s success in bidding for profitable business and its ability to increase prices even as costs rise, thereby reducing margins.
Sales and Marketing
      The Company’s sales and marketing efforts are conducted by its corporate, subsidiary, regional, branch and district offices. Sales, marketing, management and operations personnel in each of these offices participate directly in selling and servicing customers. The broad geographic scope of these offices enables the Company to provide a full range of facility services through intercompany sales referrals, multi-service “bundled” sales and national account sales.
      The Company has a broad customer base, including, but not limited to, commercial office buildings, industrial plants, financial institutions, retail stores, shopping centers, warehouses, airports, health and educational facilities, stadiums and arenas, and government buildings. No customer accounted for more than 5% of its revenues during the fiscal year ended October 31, 2005.
Employees
      The Company employs approximately 73,000 persons, of whom the vast majority are service employees who perform janitorial, parking, security, engineering and lighting services. Approximately 29,000 of these employees are covered under collective bargaining agreements at the local level. There are about 4,000 employees with executive, managerial, supervisory, administrative, professional, sales, marketing or clerical responsibilities, or other office assignments.
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
      Timeliness of remediation of material weaknesses in the Company’s internal control over financial reporting as of October 31, 2005 could affect the Company’s results. As disclosed in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, the management of the Company has concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2005 because of material weaknesses related to the Company’s controls over and at the operations the Company acquired in March 2004 from Security Services of America, LLC, included as a subsidiary within the Company’s Security segment. While the Company implemented most of the remediation actions it has thus far determined to take to address the material weaknesses that caused the Company’s internal control over financial reporting to be deemed not effective, it will not be considered fully remediated until the improved internal controls operate for a period of time and, through testing, are deemed to be operating effectively.
      A change in the frequency or severity of claims against the Company, a deterioration in claims management, or the cancellation or non-renewal of the Company’s primary insurance policies could adversely affect the Company’s results. While the Company attempts to establish adequate self-insurance reserves using actuarial studies, unanticipated increases in the frequency or severity of claims against the Company would have an adverse financial impact. Also, where the Company self-insures, a deterioration in claims management, whether by the Company or by a third party claims administrator, could lead to delays in settling claims thereby increasing claim costs, particularly in the workers’ compensation area. In addition, catastrophic uninsured claims against the Company or the inability or refusal of the Company’s insurance carriers to pay otherwise insured claims would have a material adverse financial impact on the Company.
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
      A change in actuarial analysis could affect the Company’s results. The Company uses an independent actuary to evaluate estimated claim costs and liabilities at least annually to ensure that its self-insurance reserves are appropriate. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse development (e.g., change in regulatory requirements and change in reserving methodology). Actuaries may vary in the manner in which they derive their estimates and these differences could lead to variations in actuarial estimates that cause changes in the Company’s insurance reserves not related to changes in its claims experience. Changes in insurance reserves as a result of the actuarial review can cause swings in operating results that are unrelated to the Company’s ongoing business. In addition, because of the time required for the actuarial analysis, the Company may not learn of a deterioration in claims, particularly claims administered by a third party, until additional costs have been incurred or are projected. Because the Company bases its pricing in part on its estimated insurance costs, the Company’s prices could be higher or lower than they otherwise might be if better information was available resulting in a competitive disadvantage in the former case and reduced margins or unprofitable contracts in the latter.
      The Company’s technology environment may be inadequate to support growth. Although the Company employs a centralized accounting system, the Company relies on a number of legacy information technology systems, as well as manual processes, to conduct its operations. These systems and processes may be unable to provide adequate support for the business and create additional reliance upon manual, rather than system controls, particularly as the Company expands. This could result, for instance, in delays in meeting payroll obligations, in difficulty calculating and tracking appropriate withholding of governmental withholding and other payroll regulatory obligations, and in higher internal and external expenses to work around these systems. Additionally, the current technology environment may be unable to support the integration of acquired businesses and anticipated internal growth. The Company is engaged in an evaluation of its information technology systems, including its legacy payroll systems, its centralized information technology infrastructure and desktop environment, and its accounting and financial system.
      The Company could experience labor disputes that could lead to loss of sales or expense variations. At October 31, 2005, approximately 40% of the Company’s employees were subject to various local collective bargaining agreements. Some collective bargaining agreements will expire or become subject to renegotiation during fiscal year 2006. In addition, the Company may face union organizing drives in certain cities. When one or more of the Company’s major collective bargaining agreements becomes subject to renegotiation or when the Company faces union organizing drives, the Company and the union may disagree on important issues which, in turn, could lead to a strike, work slowdown or other job actions at one or more of the Company’s locations. A strike, work slowdown or other job action could in some cases disrupt the Company from providing its services, resulting in reduced revenue collection. If declines in customer service occur or if the Company’s customers are targeted for sympathy strikes by other unionized workers during union organizing drives, contract cancellations could result. In other cases, a strike, work slowdown or other job action could lead to lower expenses due to fewer employees performing services. Alternatively, the result of renegotiating a collective bargaining agreement could be a substantial increase in labor and benefits expenses that the Company could be unable to pass through to its customers for some period of time, if at all.
      Acquisition activity could slow or be unsuccessful. A significant portion of the Company’s historic growth has come through acquisitions and the Company expects to continue to acquire businesses in the future as part of its growth strategy. A slowdown in acquisitions could lead to a slower growth rate. Because new contracts frequently involve start-up costs, sales associated with acquired operations generally have higher margins than new sales associated with internal growth. Therefore a slowdown in acquisition activity could lead to constant or lower margins, as well as lower revenue growth. There can be no assurance that any acquisition that the Company makes in the future will provide the Company with the benefits that were anticipated when entering the transaction. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which the Company may face risks include:

•	Diversion of management time and focus from operating the business to acquisition integration;

•	Inability to retain employees from businesses the Company acquires;

•	Inability to maintain relationships with customers of the acquired business;

•	The need to implement or improve internal controls, procedures and policies appropriate for a public company at businesses that prior to the acquisition lacked these controls, procedures and policies;

•	The need to integrate acquired businesses’ accounting, banking, management information, human resources and other administrative systems to permit effective management;

•	Write-offs or impairment charges relating to goodwill and other intangible assets from acquisitions; and

•	Unanticipated or unknown liabilities relating to acquired businesses.
      A decline in commercial office building occupancy and rental rates could affect the Company’s sales and profitability. The Company’s sales directly depend on commercial real estate occupancy levels and the rental income of building owners. Decreases in occupancy levels and rental income reduce demand and also create pricing pressures on building maintenance and other services provided by the Company. In certain geographic areas and service segments, the Company’s most profitable work includes tag jobs performed for tenants in buildings in which it performs building services for the property owner or management company. A decline in occupancy rates could result in a decline in fees paid by landlords, as well as tenant work, which would lower sales and margins. In addition, in those areas of its business where the Company’s workers are unionized, decreases in sales can be accompanied by relative increases in labor costs if the Company is obligated by collective bargaining agreements to retain workers with seniority and consequently higher compensation levels and cannot pass through these costs to customers.
      Weakness in airline travel and the hospitality industry could adversely affect the results of the Company’s Parking segment. A significant portion of the Company’s Parking sales is tied to the numbers of airline passengers and hotel guests. Parking results were adversely affected after the terrorist attacks of September 11, 2001, during the Severe Acute Respiratory Syndrome (“SARS”) crisis and at the start of the military conflict in Iraq as people curtailed both business and personal travel and hotel occupancy rates declined. As airport security precautions expanded, the decline in travel was particularly noticeable at airports associated with shorter flights for which ground transportation became the alternative. While it appears that airline travel and the hospitality industry have recovered, there can be no assurance that increased concerns about terrorism, disease, or other adversities will not again reduce travel, adversely impacting Parking sales and operating profits.
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
      The Company’s success depends on its ability to preserve its long-term relationships with its customers. The Company’s contracts with its customers can generally be terminated upon relatively short notice. However, the business associated with long-term relationships is generally more profitable than that from short-term relationships because the Company incurs start-up costs with many new contracts, particularly for training, operating equipment and uniforms. Once these costs are expensed or fully depreciated over the appropriate periods, the underlying contracts become more profitable. Therefore, the Company’s loss of long-term customers could have an adverse impact on its profitability even if the Company generates equivalent sales from new customers.
      The Company is subject to intense competition. The Company believes that each aspect of its business is highly competitive, and that such competition is based primarily on price and quality of service. The Company provides nearly all its services under contracts originally obtained through competitive bidding. The low cost of entry to the facility services business has led to strongly competitive markets made up of large numbers of mostly regional and local owner-operated companies, located in major cities throughout the United States and in British Columbia, Canada (with particularly intense competition in the janitorial business in the Southeast and South Central regions of the United States). The Company also competes with the operating divisions of a few large, diversified facility services and manufacturing companies on a national basis. Indirectly, the Company competes with building owners and tenants that can perform internally one or more of the services provided by the Company. These building owners and tenants might have a competitive advantage when the Company’s services are subject to sales tax and internal operations are not. Furthermore, competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could inhibit the Company’s success in bidding for profitable business and its ability to increase prices even as costs rise, thereby reducing margins.
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
      Natural disasters or acts of terrorism could disrupt the Company in providing services. Storms, earthquakes, or other natural disasters or acts of terrorism may result in reduced sales or property damage. Disasters may also cause economic dislocations throughout the country. In addition, natural disasters or acts of terrorism may increase the volatility of the Company’s results, either due to increased costs caused by the disaster with partial or no corresponding compensation from customers, or, alternatively, increased sales and profitability related to tag jobs, special projects and other higher margin work necessitated by the disaster.
      The Company incurs significant accounting and other control costs that reduce its profitability. As a publicly traded corporation, the Company incurs certain costs to comply with regulatory requirements. The process of attempting to meet the internal control over financial reporting certification requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was more costly than anticipated, requiring additional personnel and outside advisory services as well as additional accounting and legal expenses. The Company anticipates capital expenditures and operating expenses associated with the remediation of its material weaknesses and other planned remediation actions and with implementation of system-provided internal controls in 2006.
      Most of the Company’s competitors are privately owned so these costs can be a competitive disadvantage for the Company. Should the Company’s sales decline or if the Company is unsuccessful at increasing prices to cover higher expenditures for internal control and audit, its costs associated with regulatory compliance will rise as a percentage of sales.
      Other issues and uncertainties may include:

•	new accounting pronouncements or changes in accounting policies,

•	labor shortages that adversely affect the Company’s ability to employ entry level personnel,

•	legislation or other governmental action that detrimentally impacts the Company’s expenses or reduces sales by adversely affecting the Company’s customers,

•	unanticipated adverse jury determinations, judicial rulings or other developments in litigation to which the Company is subject,

•	a reduction or revocation of the Company’s line of credit that could increase interest expense and the cost of capital,

•	the resignation, termination, death or disability of one or more of the Company’s key executives that adversely affects customer retention or day-to-day management of the Company.
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

Executive Officers of the Registrant
      The executive officers of ABM as of March 27, 2006 were as follows:

		Principal Occupations and Business Experience
Name	Age	During Past Five Years

Henrik C. Slipsager	51	President & Chief Executive Officer and a Director of ABM since November 2000.
James P. McClure	49	Executive Vice President of ABM since September 2002; President of ABM Janitorial Services since November 2000.
George B. Sundby	54	Executive Vice President of ABM since March 2004; Chief Financial Officer of ABM since June 2001; Senior Vice President of ABM from June 2001 to March 2004; Senior Vice President & Chief Financial Officer of Transamerica Finance Corporation from September 1999 to March 2001; Vice President of Financial Planning and Analysis of Transamerica Corporation from January 1995 to March 2001.
Steven M. Zaccagnini	45	Executive Vice President of ABM since December 2005; Senior Vice President of ABM from September 2002 to December 2005; President of ABM Facility Services since April 2002; President of Amtech Lighting Services since November 2005; President of CommAir Mechanical Services from September 2002 to May 2005; Senior Vice President of Jones Lang LaSalle from April 1995 to February 2002.
Erin B. Andre	47	Senior Vice President of ABM since August 2005; Vice President, Human Resources of National Energy and Gas Transmission, Inc. from April 2000 to May 2005.
Linda S. Auwers	58	Senior Vice President, General Counsel & Secretary of ABM since May 2003; Vice President, Deputy General Counsel & Secretary of Compaq Computer Corporation from May 2001 to May 2002; Vice President, Secretary & Associate General Counsel of Compaq Computer Corporation from September 1999 to April 2001.
David L. Farwell	44	Senior Vice President & Chief of Staff of ABM since September 2005; Treasurer of ABM since August 2002; Vice President of ABM from August 2002 to September 2005; Treasurer of JDS Uniphase Corporation from December 1999 to April 2002.
Gary R. Wallace	56	Senior Vice President of ABM, Director of Business Development & Chief Marketing Officer since November 2000.
Maria De Martini	46	Vice President, Controller & Chief Accounting Officer of ABM since July 2001; Controller of Vectiv Corporation from March 2001 to June 2001; Assistant Controller of Transamerica Finance Corporation from December 1999 to March 2001.

ITEM 2. PROPERTIES
       The Company has corporate, subsidiary, regional, branch or district offices in over 240 locations throughout the United States and in British Columbia, Canada. Thirteen of these facilities are owned by the Company. At October 31, 2005, the real estate owned by the Company had an aggregate net book value of $2.7 million and was located in: Phoenix, Arizona; Fresno, California; Jacksonville and Tampa, Florida; Portland, Oregon; Houston and San Antonio, Texas; and Kennewick, Seattle, Spokane and Tacoma, Washington.
      Rental payments under long and short-term lease agreements amounted to $97.3 million for the fiscal year ended October 31, 2005. Of this amount, $63.7 million in rental expense was attributable to public parking lots and garages leased and operated by Parking. The remaining expense was for the rental or lease of office space, computers, operating equipment and motor vehicles.
ITEM 3. LEGAL PROCEEDINGS
       The Company is involved in various claims and legal proceedings of a nature considered normal to its business, as well as from time to time in additional matters. The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available.
      In 1998, a parking subsidiary of ABM leased a parking facility in Houston, Texas, owned by a limited partnership jointly owned by affiliates of American National Insurance Company (“ANICO”) and partners associated with Gerry Albright (“Albright affiliates”). In June 2003, the ANICO affiliates notified the Albright affiliates that they were offering to sell their interest in the parking facility to the Albright affiliates under a buy-sell agreement. The Albright affiliates accepted the offer and attempted to secure financing. In connection with certain proposed financing for the Albright affiliates, ABM’s parking subsidiary was asked to submit an estoppel certificate and on that certificate it set forth certain claims under the lease. The Albright affiliates subsequently did not close the transaction and the ANICO affiliates acquired the interest in the parking facility held by the Albright affiliates. On December 5, 2003, the Albright affiliates filed a lawsuit against ABM, its parking subsidiary, and certain ANICO affiliates. On February 15, 2006, ABM and the Albright affiliates entered into a settlement agreement following a court-ordered mediation. ABM has notified its insurance carriers of the Albright claims, which carriers denied coverage and refused to defend this litigation. In August 2005, ABM filed a complaint for declaratory judgment against its insurance carriers in Federal District Court in San Francisco, California to ensure its coverage for any damages related to the claims of the Albright affiliates. ABM continues to pursue this action against its insurance carriers and believes that its damages (consisting of $6.3 million paid to settle the litigation plus legal defense costs) in the Albright case are covered by insurance.
      In September 2005, the Company and plaintiff settled the gender discrimination case named Forbes v. ABM, originally brought in Spokane County Superior Court in 1998.
      In December 1997, an ABM parking subsidiary entered into a five-year agreement with the City of Dallas to perform parking management services for the Love Field Airport. This agreement provided for a minimum annual guarantee payment (“MAG”) to the City. On July 12, 2004, the City of Dallas filed a complaint in Texas State Court in Dallas alleging a breach of contract by the parking subsidiary for underpayment of the MAG, and in May 2005 amended that complaint to allege fraud and negligent misrepresentation by the parking subsidiary. The matter was settled in October 2005.
      The Company uses an independent actuary to evaluate the Company’s estimated claim costs and liabilities at least annually. The 2004 actuarial report completed in November 2004 indicated that there were adverse developments in the Company’s insurance reserves primarily related to workers’ compensation claims in the State of California during the four-year period ended October 31, 2003, for which the Company recorded a charge of $17.2 million in the fourth quarter of 2004. The Company believes a substantial portion of the $17.2 million was related to poor claims management by a third party administrator, who no longer performs these services for the Company. In addition, the Company believes that poor claims administration in certain other states, where it had insurance, led to higher insurance costs for the Company. The Company has filed a claim against its former third party administrator for its damages related to claims mismanagement. The Company is actively pursing this claim, which is subject to arbitration in accordance with the rules of the American Arbitration Association. The three-person arbitration panel has been designated.
      The Company had commercial insurance policies covering business interruption, property damage and other losses related to the World Trade Center (“WTC”) complex in New York, which was the Company’s largest single job-site at the time of its destruction on September 11, 2001 with annual sales of approximately $75.0 million. In December 2001, Zurich Insurance Company (“Zurich”), its business interruption carrier, filed a Declaratory Judgment Action in the Southern District of New York claiming all the Company’s losses of business profits fell under the policy’s contingent business interruption sub-limit of $10.0 million. On June 2, 2003, the court ruled on certain summary judgment motions in favor of Zurich. Thereafter, the Company appealed the court’s rulings. On February 9, 2005, the United States Court of Appeals for the Second Circuit granted summary judgment in favor of ABM on the Company’s insurance claims for business interruption losses resulting from the WTC terrorist attack. The Court also ruled that ABM is entitled to recovery for the extra expenses the Company incurred after September 11, 2001, which include millions of dollars related to increased unemployment claims and costs associated with the redeployment of WTC personnel at other facilities. The Court rejected the arguments of Zurich to limit the Company’s business interruption coverage. On February 24, 2005, Zurich filed a motion to have its appeal heard by the Second Circuit Court of Appeals sitting en banc. Zurich’s motion was denied on June 27, 2005, and this matter has returned to the district court for a trial on the amount of ABM’s losses. Under the policy, coverage for business interruption and other related losses is capped at $127.4 million. ABM believes its losses exceed $100.0 million, of which $10.0 million was paid in 2002 under the contingent business interruption sub-limit. Discovery on damages is ongoing and no trial date has been set. In addition, during 2005, the Company received an indemnity payment from Zurich of $1.5 million, representing the Company’s recovery of certain accounts receivable from customers that cannot be collected due to loss of paperwork in the destruction of the WTC, additional claimed business property and business income loss. In 2002, Zurich had paid the Company $3.8 million for property damage, which substantially settled the property portion of the claim.
      While the Company accrues amounts it believes are adequate to address any liabilities related to litigation that the Company believes will result in a probable loss, the ultimate resolution of such matters is always uncertain. It is possible that litigation or other proceedings brought against the Company in the future could have a material adverse impact on its financial condition and results of operations.

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
Market Information and Dividends
      ABM’s common stock is listed on the New York Stock Exchange. The following table sets forth the high and low intra-day prices of ABM’s common stock on the New York Stock Exchange and quarterly cash dividends declared on common shares for the periods indicated:

	Fiscal Quarter

	First	Second	Third	Fourth	Year

Fiscal Year 2005
Price range of common stock:
High	$22.49	$20.18	$20.27	$21.43	$22.49
Low	$17.83	$17.99	$18.08	$18.76	$17.83
Dividends declared per share	$0.105	$0.105	$0.105	$0.105	$0.42
Fiscal Year 2004
Price range of common stock:
High	$18.83	$18.85	$19.63	$21.01	$21.01
Low	$15.10	$16.85	$17.53	$16.77	$15.10
Dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.40

      To the Company’s knowledge, there are no current factors that are likely to materially limit the Company’s ability to pay comparable dividends for the foreseeable future.
Stockholders
      At February 28, 2006, there were 3,834 registered holders of ABM’s common stock, in addition to stockholders in street name.
Issuer Purchases of Equity Securities
      On March 7, 2005, ABM’s Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s outstanding common stock at any time through October 31, 2005. The Company did not purchase any shares of ABM’s common stock in the fourth quarter of fiscal 2005 and the authorization expired with 400,000 shares remaining.

ITEM 6. SELECTED FINANCIAL DATA
       The following selected financial data is derived from the Company’s consolidated financial statements for each of the years in the five-year period ended October 31, 2005. It should be read in conjunction with the consolidated financial statements and the notes thereto, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), which are included elsewhere in this Annual Report on Form 10-K.

Years Ended October 31,	2005	2004	2003	2002	2001
(in thousands, except per share data and ratios)

Operations (1)(2)
Revenues
Sales and other income	$2,586,566	$2,375,149	$2,222,367	$2,021,698	$1,974,542
Gain on insurance claim	1,195	—	—	10,025	—

	2,587,761	2,375,149	2,222,367	2,031,723	1,974,542

Expenses
Operating expenses and cost of goods sold (3)	2,312,687	2,157,637	2,007,740	1,822,802	1,784,327
Selling, general and administrative (4)	204,131	166,981	159,949	145,772	134,677
Interest	884	1,016	758	1,052	2,600
Goodwill amortization (5)	—	—	—	—	11,797
Intangible amortization	5,673	4,519	2,044	1,085	361

	2,523,375	2,330,153	2,170,491	1,970,711	1,933,762

Income from continuing operations before income taxes	64,386	44,996	51,876	61,012	40,780
Income taxes	20,832	15,352	17,278	19,523	15,316

Income from continuing operations	43,554	29,644	34,598	41,489	25,464
Income from discontinued operations, net of income taxes	166	829	3,586	2,865	5,181
Gain on sale of discontinued operations, net of income taxes	14,221	—	52,736	—	—

Net income	$57,941	$30,473	$90,920	$44,354	$30,645

Net income per common share — Basic
Income from continuing operations	$0.88	$0.61	$0.71	$0.84	$0.53
Income from discontinued operations	—	0.02	0.07	0.06	0.10
Gain on sale of discontinued operations	0.29	—	1.07	—	—

	$1.17	$0.63	$1.85	$0.90	$0.63

Net income per common share — Diluted
Income from continuing operations	$0.86	$0.59	$0.69	$0.81	$0.50
Income from discontinued operations	—	0.02	0.07	0.06	0.10
Gain on sale of discontinued operations	0.29	—	1.06	—	—

	$1.15	$0.61	$1.82	$0.87	$0.60

Average common and common equivalent shares
Basic	49,332	48,641	49,065	49,116	47,598
Diluted	50,367	50,064	50,004	51,015	50,020

FINANCIAL STATISTICS (2)
Dividends declared per common share	$0.42	$0.40	$0.38	$0.36	$0.33
Stockholders’ equity	$475,926	$442,161	$430,022	$372,194	$349,075
Common shares outstanding	49,051	48,707	48,367	48,997	48,778
Stockholders’ equity per common share (6)	$9.70	$9.08	$8.89	$7.60	$7.16
Working capital	$246,379	$230,698	$244,671	$214,876	$236,062
Net operating cash flows from continuing operations	$44,799	$64,412	$50,746	$95,583	$64,226
Current ratio	1.90	1.91	$1.95	$1.94	$2.00
Long-term debt (less current portion)	$—	$—	$—	$—	$942
Total assets	$903,710	$842,524	$804,306	$712,550	$690,708
Assets held for sale	$—	$14,441	$12,028	$46,011	$60,352
Trade accounts receivable — net	$345,104	$307,237	$278,330	$285,827	$323,667
Goodwill (5)	$243,559	$225,495	$186,857	$162,057	$107,696
Other intangibles — net	$24,463	$22,290	$15,849	$4,059	$4,527
Property, plant and equipment — net	$34,270	$31,191	$31,738	$35,533	$42,044
Capital expenditures	$17,738	$11,460	$11,535	$7,212	$16,482
Depreciation	$13,918	$13,024	$13,673	$13,674	$13,221

     (1) The World Trade Center formerly represented the Company’s largest job-site; its destruction on September 11, 2001 has directly and indirectly impacted subsequent Company results. Revenues for 2002 and 2005 include gains resulting from amounts received in connection with World Trade Center insurance claims.
     (2) The results from operations of the Company’s Mechanical segment, which was sold in 2005, have been classified as income from discontinued operation and the assets and liabilities have been classified as held for sale in the accompanying consolidated financial statements and this table. The results from operations of the Company’s Elevator segment, which was sold in 2003, have been similarly classified. Accordingly, certain prior year amounts have been reclassified to conform to the current year presentation.
     (3) Operating expenses for 2005, 2004 and 2001 included a $8.2 million benefit from the reduction of the Company’s self-insurance reserves, a $17.2 million insurance charge resulting from adverse developments in the Company’s California worker’s compensation claims and a $23.5 million insurance charge resulting from higher than expected severity of claims, respectively. See Note 2 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

     (4) Selling, general and administrative expenses for 2005 included litigation losses totaling $14.1 million. There were no significant litigation losses in the other years presented.
     (5) In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized, but is subject to at least an annual assessment for impairment.
     (6) Stockholders’ equity per common share is calculated by dividing stockholders’ equity at the end of the fiscal year by the number of shares of common stock outstanding at that date. This calculation may not be comparable to similarly titled measures reported by other companies.

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
Overview
      ABM Industries Incorporated (“ABM”) and its subsidiaries (the “Company”) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada. The largest segment of the Company’s business is Janitorial which generated over 58% of the Company’s sales and other income (hereinafter called “Sales”) and over 68% of its operating profit before corporate expenses for 2005. The Company also previously provided mechanical and elevator services. It sold substantially all of the operating assets of its Mechanical segment on June 2, 2005 and the remaining assets on July 31, 2005. It sold substantially all of the operating assets of its Elevator segment on August 15, 2003. (See “Divestitures and Results from Discontinued Operations.”)
      The Company’s Sales are substantially based on the performance of labor-intensive services at contractually specified prices. Janitorial and other maintenance service contracts are either fixed-price or “cost-plus” (i.e., the customer agrees to reimburse the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage), or are time and materials based. In addition to services defined within the scope of the contract, the Company also generates Sales from extra services (or “tags”), such as additional cleaning requirements or emergency repair services, with extra services frequently providing higher margins. The quarterly profitability of fixed-price contracts is impacted by the variability of the number of work days in the quarter.
      The majority of the Company’s contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice. Upon renewal of the contract, the Company may renegotiate the price although competitive pressures and customers’ price sensitivity could inhibit the Company’s ability to pass on cost increases. Such cost increases include, but are not limited to, labor costs, workers’ compensation and other insurance costs, any applicable payroll taxes and fuel costs. However, for some renewals the Company is able to restructure the scope and terms of the contract to maintain profit margin.
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
      The Company’s most recent acquisitions significantly contributed to the growth in Sales in 2005 from 2004. The Company also experienced internal growth in Sales in 2005. Internal growth in Sales represents not only Sales from new customers, but also expanded services or increases in the scope of work for existing customers. In the long run, achieving the desired levels of Sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately owned companies that typically have the lower cost advantage.
      In the short-term, management is focused on pursuing new business and integrating its most recent acquisitions. In the long-term, management continues to focus the Company’s financial and management resources on those businesses it can grow to be a leading national service provider.

Liquidity and Capital Resources

	October 31,
(in thousands)	2005	2004	Change

Cash and cash equivalents	$56,793	$63,369	$(6,576)
Working capital	$246,379	$230,698	$15,681

	Years ended October 31,			Years ended October 31,
(in thousands)	2005	2004	Change	2004	2003	Change

Cash provided by operating activities from continuing operations	$44,799	$64,412	$(19,613)	$64,412	$50,746	$13,666
Cash (used in) provided by investing activities	$(13,102)	$(60,753)	$47,651	$(60,753)	$66,054	$(126,807)
Cash used in financing activities	$(30,925)	$(20,515)	$(10,410)	$(20,515)	$(34,665)	$14,150

      Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of October 31, 2005 and 2004, the Company’s cash and cash equivalents totaled $56.8 million and $63.4 million, respectively. The cash balance at October 31, 2005 decreased from October 31, 2004 primarily due to $31.3 million cash payments for the purchase of ABM common stock, $17.7 million of capital expenditures and $26.9 million for acquisitions, including $15.1 million of the initial payments for the purchase of operations of Colin Service Systems, Inc. (“Colin”) acquired on December 22, 2004, Amguard Security and Patrol Services (“Amguard”) acquired on March 1, 2005, and Initial Contract Services, Inc., Baltimore (“Initial Baltimore”) acquired on August 3, 2005. Mostly offsetting these items were cash from operations and the $32.3 million cash proceeds from the sales of the Mechanical operating assets in 2005.
      Working Capital. Working capital increased by $15.7 million to $246.4 million at October 31, 2005 from $230.7 million at October 31, 2004 primarily due to cash flow from continuing operations partially offset by common stock purchases. The largest component of working capital consists of trade accounts receivable, which totaled $345.1 million at October 31, 2005, compared to $307.2 million at October 31, 2004. These amounts were net of allowance for doubtful accounts of $6.1 million and sales allowance of $1.8 million at October 31, 2005 and allowance for doubtful accounts of $8.2 million at October 31, 2004. Effective on October 31, 2005, the Company reclassified the portion of the allowance for doubtful accounts related to the estimated losses on receivables resulting from customer credits (e.g., vacancy credits for fixed-price contracts, customer discounts, job cancellations, breakage cost, etc.) into sales allowance. Prior to October 31, 2005, the allowance for doubtful accounts included estimated losses on receivables resulting from both customer credits and credit risks. The amount reclassified as of October 31, 2005 was $1.8 million. As of October 31, 2005, accounts receivable that were over 90 days past due had increased $8.9 million to $27.2 million (7.7% of the total outstanding) from $18.3 million (5.8% of the total outstanding) at October 31, 2004. Collection efforts suffered as accounting offices across the Company focused on the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal controls certification requirement.
      Cash Flows from Operating Activities. During 2005, 2004 and 2003, operating activities from continuing operations generated net cash of $44.8 million, $64.4 million, and $50.7 million, respectively. Operating cash from continuing operations decreased in 2005 from 2004 primarily due to $14.6 million higher income tax payments including a state tax settlement, higher extension payments made in 2005 for 2004 than the extension payments made in 2004 for 2003 and overpayments of current year income taxes. In addition, cash flows from operating activities for 2005 included the $5.0 million payment to settle Forbes v. ABM, a gender discrimination lawsuit in the state of Washington and increased deferred cost on projects not completed at the end of the year at Lighting. These increases were offset in part by $4.4 million in proceeds from the sale of a leasehold interest for an off-airport parking facility. Operating cash from continuing operations increased in 2004 from 2003 primarily due to the delay in 2004 year-end payments to vendors and suppliers as the year-end fell on a weekend, partially offset by slower payments by some large customers.
      Cash Flows from Investing Activities. Net cash used in investing activities in 2005 and 2004 was $13.1 million and $60.8 million, respectively, while 2003 investing activities provided net cash of $66.1 million. The decrease in investing activities in 2005 compared to 2004 was primarily due to the $32.3 million proceeds received from the sales of the Mechanical operating assets in 2005 (see “Divestures and Results from Discontinued Operations”) and the $27.3 million decrease in the cash used in the purchase of businesses in 2005 compared to 2004, partially offset by higher additions to property, plant and equipment (mostly communication and information technologies) in 2005. Investing activities in 2003 provided net cash of $66.1 million primarily due to the $112.4 million of cash proceeds received from the Elevator sale during 2003. (See “Divestitures and Results from Discontinued Operations.”) Additionally, cash used for the purchase of businesses in 2003 at $40.6 million was lower than the $54.2 million used in 2004. Of the $54.2 million used for the purchase of businesses in 2004, $44.2 million was used for the purchase of the operations of Security Services of America, LLC (“SSA LLC”) and the northeastern United States operations of Initial Contract Services, Inc. (“Initial Northeast”), while of the $40.6 million used in 2003, $29.2 million was used for the purchase of operations of Horizon National Commercial Services, LLC (“Horizon,”) Valet Parking Services (“Valet”) and HGO Janitorial Services (“HGO.”)
      Cash Flows from Financing Activities. Net cash used in financing activities was $30.9 million in 2005, $20.5 million in 2004 and $34.7 million in 2003. The Company purchased 1.6 million shares of ABM’s common stock at a cost of $31.3 million in 2005, compared to 0.6 million shares at $11.1 million in 2004 and 2.0 million shares at $30.4 million in 2003. The higher common stock purchases in 2005 compared to 2004 were partially offset by more cash generated from the issuance of ABM’s common stock under the employee stock purchase plan in 2005. The lower common stock purchases in 2004 compared to 2003 was partially offset by the lower cash generated from the issuance of ABM’s common stock in 2004 compared to 2003. The 1985 employee stock purchase plan terminated upon issuance of all the available shares in November 2003. A new employee stock purchase plan was approved by the stockholders in March 2004 and the first offering period began on August 1, 2004.
      Line of Credit. In May 2005, ABM entered into a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (“IBOR”) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.125%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of October 31, 2005, the total outstanding amount under the facility was $84.4 million in the form of standby letters of credit. As of October 31, 2004, $96.5 million (also in the form of standby letters of credit) was outstanding under the prior facility.
      The facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also requires that the Company satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after the effective time (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM after the effective time by reason of the issuance and sale of capital stock or other equity interests of ABM, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to ABM’s employee stock purchase plans, employee stock option plans and similar programs.

      The lenders waived the event of default that would have existed under the facility for failure to deliver audited financial statements for 2005 and a corresponding compliance certificate occasioned by the delay in filing the Annual Report on Form 10-K provided these were delivered no later than March 31, 2006. The Company is otherwise in compliance with the covenants and expects to make the required deliveries by March 31, 2006.
Cash Requirements
      The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment. As of October 31, 2005, future contractual payments were as follows:

(in thousands)	Payments Due By Period

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Operating leases	$137,814	$35,535	$45,916	$24,861	$31,502

      Additionally, the Company has the following commercial commitments and other long-term liabilities:

(in thousands)	Amounts of Commitment Expiration Per Period

Commercial Commitments	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Standby letters of credit	$84,433	$84,433	—	—	—
Surety bonds	58,029	56,491	$1,517	$21	—

Total	$142,462	$140,924	$1,517	$21	—

(in thousands)	Payments Due By Period

Other Long-Term Liabilities	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Unfunded employee benefit plans	$36,243	$3,030	$4,417	$4,496	$24,300

      The Company uses surety bonds, principally performance and payment bonds, to guarantee performance under various customer contracts in the normal course of business. These bonds typically remain in force for one to five years and may include optional renewal periods. At October 31, 2005, outstanding surety bonds totaled approximately $58.0 million. The Company does not believe these bonds will be required to be drawn upon.
      The Company has three unfunded defined benefit plans, an unfunded post-retirement benefit plan and an unfunded deferred compensation plan that are more fully described in Note 6 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data”. At October 31, 2005, the liability reflected on the Company’s consolidated balance sheet for these five plans totaled $22.8 million, with the amount expected to be paid over the next 20 years estimated at $36.2 million. With the exception of the deferred compensation plan, the liability for which is reflected on the Company’s consolidated balance sheet at the amount of compensation deferred plus accrued interest, the plan liabilities at that date assume future annual compensation increases of 3.0% (for those plans affected by compensation changes) and have been discounted at 5.75%, a rate based on Moody’s AA-rated long-term corporate bonds (i.e., 20 years). Because the deferred compensation plan liability reflects the actual obligation of the Company and the post-retirement benefit plan and two of the three defined benefit plans have been frozen, variations in assumptions would be unlikely to have a material effect on the Company’s financial condition and operating performance. The Company expects to fund payments required under the five plans from operating cash as payments are due to participants.
      Not included in the unfunded employee benefit plans in the table above are union-sponsored multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions paid for these plans were $34.4 million, $33.5 million and $27.6 million in 2005, 2004 and 2003, respectively.

      The Company self-insures certain insurable risks such as general liability, automobile property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million (inclusive of legal fees) to $1.0 million (exclusive of legal fees) except for the California workers’ compensation insurance which increased to $2.0 million effective April 14, 2003. However, effective April 14, 2005, the deductible for California workers’ compensation insurance decreased from $2.0 million to $1.0 million per occurrence, plus an additional $1.0 million annually in the aggregate, due to improvements in general insurance market conditions. The estimated liability for claims incurred but unpaid at October 31, 2005 and October 31, 2004 was $198.6 million and $187.9 million, respectively. The Company retains an outside actuary to provide an actuarial estimate of its insurance reserves at least annually.
      The self-insurance claims paid in 2005, 2004 and 2003 were $55.2 million, $60.7 million and $58.9 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances. The actuarial projection of payments on self-insurance claims to be made in fiscal 2006 is $71.5 million.
      The Company paid a total of $7.8 million in February 2006 in respect of settlement of litigation and other claims that were pending at October 31, 2005. Because the settlements occurred before the 2005 financial statements were issued, this amount was subsequently accrued for as of October 31, 2005.
      The Company has begun the process of installing a Voice over Internet Protocol (“VoIP”) technology that will allow the entire Company to make telephone calls using the Company’s private broadband network instead of a regular (or analog) phone line. The VoIP project is estimated to cost $7.4 million, of which $3.5 million was already spent as of October 31, 2005, and is expected to be completed by April 30, 2006.
      The Company has no other significant commitments for capital expenditures and believes that the current cash and cash equivalents, cash generated from operations and the line of credit will be sufficient to meet the Company’s cash requirements for the long term.
Insurance Claims Related to the Destruction of the World Trade Center in New York City on September 11, 2001
      The Company had commercial insurance policies covering business interruption, property damage and other losses related to the World Trade Center complex in New York, which was the Company’s largest single job-site at the time of its destruction on September 11, 2001 with annual Sales of approximately $75.0 million. The Company is engaged in protracted litigation with Zurich, its business interruption insurance carrier, to recover its losses of business profits, which is described in Part I, Item 3, Legal Proceedings. Under the policy, coverage for business interruption and other related losses is capped at $127.4 million. ABM believes its losses exceed $100.0 million, of which $10.0 million was paid in 2002 under the contingent business interruption sub-limit. In addition, during 2005, the Company received an indemnity payment from Zurich of $1.5 million, representing the Company’s recovery of certain accounts receivable from customers that cannot be collected due to loss of paperwork in the destruction of World Trade Center, additional claimed business personal property and business income loss. The Company realized a pre-tax gain of $1.2 million on this indemnity payment. In 2002, Zurich had paid the Company $3.8 million for property damage, which substantially settled the property portion of the claim.
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
Environmental Matters
      The Company’s operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of the Company’s operations, although historically they have not had a material adverse effect on the Company’s financial position, results of operations, or cash flows. In addition, from time to time the Company is involved in environmental issues at certain of its locations or in connection with its operations. While it is difficult to predict the ultimate outcome of any of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Off-Balance Sheet Arrangements
      The Company is party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. Primarily, these agreements are standard indemnification arrangements in its ordinary course of business. Pursuant to these arrangements, the Company may agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally its customers, in connection with any claims arising out of the services that the Company provides. The Company also incurs costs to defend lawsuits or settle claims related to these indemnification arrangements and in most cases these costs are paid from its insurance program. The term of these indemnification arrangements is generally perpetual. Although the Company attempts to place limits on this indemnification reasonably related to the size of the contract, the maximum obligation is not always explicitly stated and, as a result, the maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable.
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
Impact of the 2005 Hurricanes
      The impact of the 2005 hurricanes on the Company’s sales and operating profits was not significant. The segments most affected were Lighting, Parking and Janitorial. Lighting and Parking experienced a reduction in operating profit totaling $0.3 million, but this was offset by a $0.3 million increase in Janitorial’s operating profit from assisting in the clean-up efforts. The Company’s rented office facilities and supplies and equipment at certain customer locations sustained flood damage. The Company’s property damage and business interruption coverage provides for a deductible of the greater of $0.5 million or 2% of losses. The accounts receivable associated with customers located in New Orleans totaled $4.4 million as of October 31, 2005, which the Company expects to substantially collect. The Company expects to continue providing site clean-up services in new construction associated with the return of business and residents to the New Orleans area.
Acquisitions
      The operating results of businesses acquired during the periods presented have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the three years ended October 31, 2005 are discussed in Note 11 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” and contributed approximately $310.6 million (12.0%) to 2005 Sales.
Divestitures and Results from Discontinued Operations
      On June 2, 2005, the Company sold substantially all of the operating assets of CommAir Mechanical

Services, which represented the Company’s Mechanical segment, to Carrier. The operating assets sold included customer contracts, accounts receivable, inventories, facility leases and other assets, as well as rights to the name “CommAir Mechanical Services.” The consideration paid was $32.0 million in cash, subject to certain adjustments, and Carrier’s assumption of trade payables and accrued liabilities. The Company realized a pre-tax gain of $21.4 million ($13.1 million after tax) on the sale of these assets in 2005.
      On July 31, 2005, the Company sold the remaining operating assets of Mechanical, consisting of its water treatment business, to San Joaquin Chemicals, Incorporated for $0.5 million, of which $0.25 million was in the form of a note and $0.25 million in cash. The operating assets sold included customer contracts and inventories. The Company realized a pre-tax gain of $0.3 million ($0.2 million after tax) on the sale of these assets in 2005.
      On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator Services, Inc. to Otis Elevator Company (“Otis Elevator”). The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a perpetual license to the name “Amtech Elevator Services.” The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. In fiscal 2003, the Company realized a gain on the sale of $52.7 million, which was net of $32.7 million of income taxes, of which $30.5 million was paid with the extension of the federal and state income tax returns on January 15, 2004. This payment has been reported as discontinued operations in the accompanying consolidated statements of cash flows. Income taxes on the gain on sale of discontinued operations for 2005 included a $0.9 million benefit from the correction of the overstatement of income taxes provided for the Elevator gain. The overstatement was related to the incorrect treatment of goodwill associated with assets acquired by Elevator in 1985.
      In June 2005, the Company settled litigation that arose from and was directly related to the operations of Elevator prior to its disposal. An estimated liability was recorded on the date of disposal. The settlement amount was less than the estimated liability by $0.2 million, pre-tax. This difference was recorded as income from discontinued operations in 2005.
      The operating results of Mechanical and Elevator for 2005, 2004 and 2003 are shown below. Operating results for 2005 for the portion of Mechanical’s business sold to Carrier are for the period beginning November 1, 2004 through the date of sale, June 2, 2005. Operating results for 2005 for Mechanical’s water treatment business are for the period beginning November 1, 2004 through the date of sale, July 31, 2005. Operating results for 2003 for Elevator are for the period beginning November 1, 2002 through the dale of sale, August 15, 2003.

(In thousands)	2005	2004	2003

Revenues	$24,811	$41,074	$128,256

Income before income taxes	$273	$1,366	$5,833
Income taxes	107	537	2,247

Income from discontinued operations, net of income taxes	$166	$829	$3,586

Restatement
      As part of the preparation of the Company’s 2005 financial statements, errors were identified that resulted in a material understatement of cost of goods sold, selling, general and administrative expenses, and accrued compensation and a material overstatement of cash and cash equivalents associated with the operations acquired in 2004 from SSA LLC in the Security segment, and in the accounting for a subcontracting arrangement with SSA LLC (which ended June 30, 2005). These errors required the Company to restate its financial statements for the first three quarters of 2005. See Note 18 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.” (The Company has not amended its previously filed Quarterly Reports on Form 10-Q for these quarters). Correcting these errors reduced the Company’s income from continuing operations before income taxes and the operating profits of the Security segment by $4.0 million in the quarter ended January 31, 2005, $2.1 million in the quarter ended April 30, 2005 and $1.8 million in the quarter ended July 31, 2005. Of the $4.0 million reduction of the Company’s income from continuing operations before income taxes in the quarter ended January 31, 2005, $2.0 million was a correction of an error attributable to a $2.8 million charge to selling, general and administrative expenses for a reserve provided for the amount the Company believes it overpaid SSA LLC in 2004 in connection with the subcontracting arrangement with

SSA LLC and a $0.3 million charge to cost of goods sold to correct the understatement of payroll and payroll related expenses in 2004, partially offset by $1.1 million of benefit recorded in cost of goods sold from correcting the overstatement of insurance expense in 2004. The procedures undertaken by the Company to identify and correct these errors revealed control deficiencies that management concluded constituted material weaknesses in the Company’s internal control over financial reporting. See Part II, Item 9A, “Controls and Procedures.”
Results of Continuing Operations
COMPARISON OF 2005 TO 2004 — CONTINUING OPERATIONS

Years Ended October 31,		% of		% of	Increase
($ in thousands)	2005	Sales	2004	Sales	(Decrease)

Revenues
Sales and other income	$2,586,566	100.0%	$2,375,149	100.0%	8.9%
Gain on insurance claim	1,195	—	—	—	—

	$2,587,761	—	$2,375,149	—	—

Expenses
Operating expenses and cost of goods sold	2,312,687	89.4%	2,157,637	90.8%	7.2%
Selling, general and administrative	204,131	7.9%	166,981	7.0%	22.2%
Interest	884	0.0%	1,016	0.0%	(13.0)%
Intangible amortization	5,673	0.2%	4,519	0.2%	25.5%

	2,523,375	97.6%	2,330,153	98.1%	8.3%

Income from continuing operations before income taxes	64,386	2.5%	44,996	1.9%	43.1%
Income taxes	20,832	0.8%	15,352	0.6%	35.7%

Income from continuing operations	$43,554	1.7%	$29,644	1.2%	46.9%

      Income from continuing operations. Income from continuing operations in 2005 increased 46.9% to $43.6 million ($0.86 per diluted share) from $29.6 million ($0.59 per diluted share) in 2004 primarily due to 2005 including an $8.2 million ($5.0 million after-tax, $0.10 per diluted share) benefit from the reduction of the Company’s self-insurance reserves and 2004 including a $17.2 million ($10.4 million after-tax, $0.21 per diluted share) increase in self-insurance reserves as described below. All operating segments, except Security, showed improvement in operating income. Additionally, income from continuing operations in 2005 included a $4.3 million pre-tax gain on sale of a leasehold interest of an off-airport parking facility by Parking, $2.7 million of income tax benefit resulting from a state tax audit settlement and $1.2 million gain on the World Trade Center indemnity payment. These positive developments were partially offset by a $13.0 million increase in litigation losses and $11.6 million of higher professional fees related to compliance with the Sarbanes-Oxley internal controls certification requirement. In addition, there was one more workday in 2005 compared to 2004.
      The $17.2 million insurance charge recorded by Corporate in 2004 resulted from adverse developments in the Company’s California workers’ compensation claims believed to be related to poor claims management by a third party administrator. The $8.2 million insurance benefit had two components. The 2005 actuarial report covering substantially all of the Company’s general liability and workers’ compensation reserves was completed in the third quarter of 2005 and showed favorable developments in the Company’s California workers’ compensation and general and auto liability claims, offset in part by adverse developments in the Company’s workers’ compensation claims outside of California. This resulted in a $5.5 million reduction in reserves recorded by Corporate, of which $1.4 million was attributable to a correction of an overstatement of reserves at October 31, 2004. The 2005 actuarial reports covering the rest of the Company’s self-insurance reserves, including low deductible self-insurance programs that cover general liability expenses at malls, special event facilities and airport shuttles, as well as workers’ compensation for certain employees in certain states, were completed in the fourth quarter of 2005 resulting in the reduction of these reserves by $2.7 million. The $2.7 million was recorded by Janitorial and Parking.
      Sales and Other Income. Sales and other income in 2005 of $2,586.6 million increased by $211.5 million or 8.9% from $2,375.1 million in 2004. Acquisitions completed in 2004 and 2005 contributed $126.7 million to the Sales increase. The remainder of the Sales increase was primarily due to new business in all operating segments, expansion of services with existing Janitorial and Engineering customers and the $4.3 million gain on sale of the leasehold interest by Parking.
      Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit (Sales minus operating expenses and cost of goods sold) was 10.6% in 2005 compared to 9.2% in 2004. The increase in margins was primarily due to the $8.2 million insurance expense benefit in 2005 and the $17.2 million insurance charge in 2004. Results for 2005 also include the $4.3 million gain on sale of the leasehold interest by Parking, termination of unprofitable contracts and favorably renegotiated contracts at Parking and Janitorial operating profit improvements in 2005 in the majority of regions, particularly the Northeast, where higher tag sales provided higher margins. Partially offsetting these were higher reimbursements in 2005 for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit, higher overtime costs in Security that cannot be passed through to clients, and one more workday in 2005 compared to 2004 which unfavorably impacted fixed-price contracts in Janitorial. The total insurance expense recorded by the operating segments in 2005 was flat compared to 2004.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $204.1 million in 2005, compared to $167.0 million in 2004. The increase was primarily due to the $13.0 million increase in litigation losses, $11.6 million of higher professional fees related to the Sarbanes-Oxley internal control compliance requirement in 2005, $7.7 million selling, general and administrative expenses attributable to the operations associated with acquisitions completed in 2004 and 2005 (including the $3.4 million overpayment in connection with the subcontracting arrangement with SSA LLC) and the expanded sales force at Lighting and Security, as well as annual salary increases. These increases were partially offset by the decrease in bad debt expense primarily because of the elimination of specific reserves on customer accounts where billing disputes have been settled.
      Intangible Amortization. Intangible amortization was $5.7 million in 2005 compared to $4.5 million in 2004. The higher amortization was due to intangibles acquired in business combinations completed in 2004 and 2005, partially offset by lower amortization on acquisitions completed in 2003 resulting from the use of sum-of-the-years-digits method for amortization of customer relationship intangible assets.
      Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was $0.9 million in 2005 and $1.0 million 2004.
      Income Taxes. The effective tax rate was 32.4% for 2005, compared to 34.1% for 2004. A $2.7 million income tax benefit was recorded in the second quarter of 2005 resulting from the favorable settlement of the audit of prior years’ state tax returns (tax years 2000 to 2003) in May 2005. An estimated liability was accrued in prior years for the separate income tax returns filed with that state for the years under audit because the intercompany charges were not supported by a recent formal transfer pricing study. The estimated liability was greater than the settlement amount. The income tax provision for continuing operations for 2004 included a tax benefit of $1.3 million principally from adjusting the income tax liability accounts after filing the 2003 income tax returns and from filing amended tax returns primarily to claim higher tax credits. The effective tax rate for 2005 also reflects a slightly lower estimated state tax rate based on actual state tax returns for 2004.
Segment Information
      Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. On November 1, 2004, Facility Services merged with Engineering. The operating results of Facility Services for the prior periods have been reclassified to Engineering from the Other segment for comparative purposes. The operating results of Mechanical, also previously included in the Other segment, are reported separately under discontinued operations and are excluded from the table below. (See Divestitures and Results from Discontinued Operations.) As a result of the reclassifications of Facility Services and

Mechanical, the Other segment no longer exists. Corporate expenses are not allocated.

	Years Ended October 31,		Better
($ in thousands)	2005	2004	(Worse)

Sales and other income:
Janitorial	$1,525,565	$1,442,901	5.7%
Parking	409,886	384,547	6.6%
Security	294,299	224,715	31.0%
Engineering	238,794	209,156	14.2%
Lighting	116,218	112,074	3.7%
Corporate	1,804	1,756	2.7%

	$2,586,566	$2,375,149	8.9%

Operating profit:
Janitorial	$67,754	$60,574	11.9%
Parking	10,527	9,514	10.6%
Security	3,089	9,002	(65.7)%
Engineering	14,200	12,096	17.4%
Lighting	3,805	2,822	34.8%
Corporate expense	(35,300)	(47,996)	26.5%

Operating profit	64,075	46,012	39.3%
Gain on insurance claim	1,195	—	—
Interest expense	(884)	(1,016)	13.0%

Income from continuing operations before income taxes	$64,386	$44,996	43.1%

      Janitorial. Janitorial Sales increased by $82.7 million, or 5.7%, in 2005 compared to 2004. The Initial Northeast, Initial Baltimore and Colin acquisitions contributed $66.2 million to the increase in Sales with the impact showing in the Mid-Atlantic and the Northeast regions. In addition, the Mid-Atlantic, Midwest, Northern California, Northwest, South Central and Southwest regions all increased Sales due to new business, expansion of services to existing customers and price adjustments to pass through a portion of union cost increases. The increases were partially offset by reductions in Sales from lost accounts in the Northeast and Southeast regions.
      Operating profit increased by $7.2 million, or 11.9%, in 2005 compared to 2004. The increase was primarily due to the operating profit improvements in the majority of the regions, a $1.3 million benefit from the reduction of insurance expense due to the reduction of self-insurance reserves for workers’ compensation for certain employees, and a $0.8 million operating profit contribution from the two Initial and Colin acquisitions. These positive developments were partially offset by a $6.2 million increase in litigation losses and one more workday in 2005 compared to 2004 which unfavorably impacted fixed-price contracts.
      Of the regions that showed operating profit improvement, the Northeast region showed the most improvement, earning a profit in 2005 compared to a loss in 2004. The improvement was due to higher tag sales, which provided higher margins, tight control of labor cost, especially in Manhattan, higher prices on some renegotiated contracts, lower bad debt expense and the impact of acquisitions. The other regions showed operating profit improvement primarily due to higher Sales and higher margins on existing jobs resulting from lower costs.
      Parking. Parking Sales increased $25.4 million, or 6.6%, while operating profit increased $1.0 million, or 10.6%, in 2005 compared to 2004. Of the $25.4 million Sales increase, $15.7 million represented higher reimbursements for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit. Sales for the period also benefited from the sale of the leasehold interest of an off-airport parking facility resulting in a gain of $4.3 million. New contracts and increased traffic at airport locations throughout the year contributed to the remainder of the Sales increase. The increase in operating profits was primarily due to the $4.3 million gain, $1.4 million benefit from the reduction of self-insurance reserves for airport shuttle claims, the impact of new contracts, termination of unprofitable contracts, higher margins on renegotiated contracts, as well as improvements at airport locations due to increased air traffic across the country. Partially offsetting these improvements were a $6.9 million increase in litigation losses and the cost of implementing a new revenue reporting system.
      Security. Security Sales increased $69.6 million, or 31.0%, in 2005 compared to 2004 primarily due to the 2004 and 2005 acquisitions of operations from SSA LLC, Sentinel Guard Systems (“Sentinel”) and Amguard, which contributed $60.5 million to the Sales increase. The remainder of the Sales increase is attributable to the net effect of new business, partially offset by the loss of a major contract in Seattle at the end of June 2005. Operating profits decreased $5.9 million, or 65.7%, primarily due to the $7.2 million decline in operating profit from the operations acquired from SSA LLC. The decline resulted from increased overtime expenses that cannot be passed through to the clients, lower margins on new contracts, a $3.4 million charge for a reserve provided for the amount the Company believes it overpaid SSA LLC in connection with the subcontracting arrangement with SSA LLC. Of the $3.4 million charge, $2.8 million is attributable to the overpayment in 2004. The Company intends to continue to vigorously pursue collection. Also included in SSA LLC’s operating profit for 2005 was a $0.3 million charge to correct the understatement of payroll and payroll related expenses in 2004 and a $1.1 million benefit from correcting the overstatement of insurance expense in 2004. Additionally, the other operating units of Security incurred higher costs of an expanded sales force. Partially offsetting these declines were $1.1 million of profit contribution from Sentinel and Amguard and the net effect of new business.
      Engineering. Engineering Sales increased $29.6 million, or 14.2%, in 2005 compared to 2004 due to successful sales initiatives resulting in new business and the expansion of services to existing customers across the country, mostly in the Southern California, Northern California and Eastern regions. Operating profits increased $2.1 million, or 17.4%, during 2005 compared to 2004 primarily due to higher Sales, partially offset by higher state unemployment insurance expense in California and settlement of an employee claim.
      Lighting. Lighting Sales increased $4.1 million, or 3.7%, in 2005 compared to 2004, while operating profit increased $1.0 million, or 34.8%. The growth in Sales was primarily due to increased project and service business in the Southwest and Northwest regions, partially offset by a decrease in project business in the Northcentral region, lost service contracts and the impact of several hurricanes in the fourth quarter of 2005. The increase in operating profit was primarily due to increased Sales and a $0.9 million reduction of bad debt expense primarily related to reversals of specific reserves determined no longer to be required, partially offset by increased costs associated with an expanded sales force.
      Corporate. Corporate expenses decreased by $12.7 million, or 26.5%, in 2005 compared to 2004 mainly due to the difference between the $17.2 million increase in self-insurance reserves in 2004 and the $5.5 million decrease in self-insurance reserves in 2005. While virtually all insurance claims arise from the operating segments, the $5.5 million decrease in self-insurance reserves in 2005 and $17.2 million increase in reserves in 2004 were included in unallocated corporate expenses. Had the Company allocated these insurance adjustments among the operating segments, the reported pre-tax operating profits of the operating segments, as a whole, would have been increased by $5.5 million in 2005 and decreased by $17.2 million in 2004, with an equal and offsetting change to unallocated Corporate expenses and therefore no change to consolidated pre-tax earnings for both years. The favorable impact of the insurance adjustments was partially offset by $11.6 million of higher professional fees related to the Sarbanes-Oxley internal controls certification requirement.
COMPARISON OF 2004 TO 2003 — CONTINUING OPERATIONS

Years Ended October 31,		% of		% of	Increase
($ in thousands)	2004	Sales	2003	Sales	(Decrease)

Revenues
Sales and other income	$2,375,149	100.0%	$2,222,367	100.0%	6.9%
Expenses
Operating expenses and cost of goods sold	2,157,637	90.8%	2,007,740	90.3%	7.5%
Selling, general and administrative	166,981	7.0%	159,949	7.2%	4.4%
Interest	1,016	0.0%	758	0.0%	34.0%
Intangible amortization	4,519	0.2%	2,044	0.1%	121.1%

	2,330,153	98.1%	2,170,491	97.7%	7.4%

Income from continuing operations before income taxes	44,996	1.9%	51,876	2.3%	(13.3)%
Income taxes	15,352	0.6%	17,278	0.8%	(11.1)%

Income from continuing operations	$29,644	1.2%	$34,598	1.6%	(14.3)%

      Income From Continuing Operations. Income from continuing operations in 2004 decreased 14.3% to $29.6 million ($0.59 per diluted share) from $34.6 million ($0.69 per diluted share) in 2003. The decline was primarily due to the $17.2 million ($10.4 million after tax, $0.21 per diluted share) insurance charge resulting from adverse developments in the Company’s California workers’ compensation claims believed to be related to poor claims management by a third party administrator. However, all operating segments showed improvement in income from continuing operations except for Lighting. The acquisitions completed in 2003 and 2004, new business and one fewer work day in 2004 than 2003 partially offset the impact of the insurance charge.
      Sales and Other Income. Sales and other income in 2004 of $2,375.1 million increased by $152.7 million, or 6.9%, from $2,222.4 million in 2003. Acquisitions completed in 2003 and 2004 contributed $131.9 million to the Sales increase. Additionally, new business in Engineering, Janitorial and Security contributed to the higher Sales in 2004. However, these increases were partially offset by decreased project sales in Lighting and termination of unprofitable contracts in Janitorial, Parking and Lighting.
      Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit was 9.2% in 2004 compared to 9.7% in 2003. The $17.2 million insurance charge more than offset the higher margin contributions from acquisitions in 2003 and 2004 and from the new businesses in Engineering and Security, as well as the impact of one fewer workday in 2004, termination of unprofitable contracts in Janitorial, Parking and Lighting and renegotiated contracts at Parking. The loss of profitable contracts in the Janitorial Northeast and Southeast regions and higher state unemployment insurance expenses, especially in California, also contributed to reduced gross profits.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $167.0 million in 2004 compared to $159.9 million in 2003. The increase was primarily due to an increase of $7.7 million in selling, general and administrative expenses attributable to 2003 and 2004 acquisitions, higher professional fees related to Sarbanes-Oxley compliance, higher cost associated with the transitioning in of the new Chief Operating Officer, as well as a charge in 2004 for a lump sum payment to a director. These increases were partially offset by staff reductions in Lighting and lower bad debt expense mostly in Janitorial.
      Intangible Amortization. Intangible amortization was $4.5 million in 2004 compared to $2.0 million in 2003. The increase was due to the full year impact on 2004 of 2003 acquisitions and the amortization of intangibles related to the 2004 acquisitions of operations from SSA LLC and Initial Northeast.
      Interest Expense. Interest expense was $1.0 million in 2004 compared to $0.8 million in 2003. The increase was primarily due to higher loan commitment fees in the first quarter of 2004.
      Income Taxes. The effective tax rate for income from continuing operations was 34.1% for 2004, compared to 33.3% for 2003. The 34.1% effective tax rate reflects a higher estimated state income tax rate due to the combined income tax return filing requirements in certain states where separate income tax returns were previously filed. The income tax provision for continuing operations for 2004 included a tax benefit of $1.3 million principally attributable to adjusting the tax liability accounts after filing the 2003 income tax returns and from filing amended tax returns primarily to claim higher work opportunity tax credits. The income tax provision for continuing operations for 2003 included a tax benefit of $0.9 million principally from adjusting the tax liability accounts after filing the 2002 income tax returns and from refunds from prior years’ amended tax returns.
Segment Information

Years Ended
October 31,			Better
($ in thousands)	2004	2003	(Worse)

Sales and other income:
Janitorial	$1,442,901	$1,368,282	5.5%
Parking	384,547	380,576	1.0%
Security	224,715	159,670	40.7%
Engineering	209,156	185,515	12.7%
Lighting	112,074	127,539	(12.1)%
Corporate	1,756	785	123.7%

	$2,375,149	$2,222,367	6.9%

Operating profit:
Janitorial	$60,574	$53,899	12.4%
Parking	9,514	6,238	52.5%
Security	9,002	6,485	38.8%
Engineering	12,096	9,571	26.4%
Lighting	2,822	5,646	(50.0)%
Corporate expense	(47,996)	(29,205)	(64.3)%

Operating profit	46,012	52,634	(12.6)%
Interest expense	(1,016)	(758)	(34.0)%

Income from continuing operations before income taxes	$44,996	$51,876	(13.3)%

      Janitorial. Sales for Janitorial increased by $74.6 million, or 5.5%, from 2003 to 2004. The higher Sales were primarily due to a $65.0 million increase in Sales from the Horizon, HGO and Initial Northeast acquisitions completed in 2003 and 2004. Additionally, Sales increased due to new business in the Southwest and Northern California regions, expansion of service to existing customers in the Midwest region, and price adjustments to pass through a portion of union wage, workers’ compensation insurance and state unemployment insurance increases in the Southwest and Midwest regions. These increases were substantially offset by decreased Sales in the Northeast, Southeast and South Central regions primarily due to loss of profitable contracts to competition, as well as the termination of unprofitable contracts.
      Operating profit improved by $6.7 million, or 12.4%, in 2004 compared to 2003. The increases in operating profits of Horizon, HGO and Initial North-

east were $3.4 million. Additionally, Janitorial 2004 operating profit included a $2.5 million benefit from lower bad debt expense and $2.3 million from one fewer work day in 2004, partially offset by an increase in union wages, workers’ compensation insurance and state unemployment insurance not fully absorbed through increased pricing.
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
      Parking. Parking Sales increased by $3.9 million, or 1.0%, while operating profits increased by $3.3 million, or 52.5%, during 2004 compared to 2003. The 2003 Valet acquisition contributed $7.7 million to the Sales increase. Despite the impact of severe weather conditions in various parts of the country on travel and airport parking during the first six months of 2004, airport sales at each existing location generally improved with increases in airline traffic. However, these improvements were more than offset by the termination of two airport contracts in 2003. The increase in operating profits resulted from the termination of unprofitable airport contracts in 2003, increased activity at remaining airport locations, improved margins on renegotiated contracts, as well as new airport and commercial contracts. Additionally, operating profit for 2004 included incentive fee income and property tax benefits from two airport operations. The operating profit for 2003 included the receipt of a $1.1 million settlement for prior period services performed related to a managed parking lot contract in Houston, Texas, largely offset by a provision of $1.0 million for parking sales taxes for prior years based on a sales tax audit.
      Security. Security Sales increased $65.0 million, or 40.7%, primarily due to the acquisition of operations from SSA LLC, which contributed $59.2 million to the Sales increase, and the net effect of new business, including major contracts awarded in the third quarter of 2004. Operating profits increased $2.5 million, or 38.8%, primarily due to the $2.1 million profit contribution from operations acquired from SSA LLC, operating profit from new business and slightly improved margins on existing business resulting from a rate increase program that absorbed wage increases and part of the state unemployment insurance increase, especially in California.
      Engineering. Sales for Engineering increased $23.7 million, or 12.7%, during 2004 compared to 2003 due to successful sales initiatives resulting in the expansion of services to existing customers and new business in eight of nine regions in the country, most significantly in Northern California. Additionally, Engineering was awarded a new major contract in 2004. Operating profits increased $2.5 million, or 26.4%, during 2004 compared to 2003 due to higher Sales, partially offset by the increased management staff and the higher state unemployment insurance expense in California.
      Lighting. Lighting Sales decreased $15.4 million, or 12.1%, during 2004 compared to 2003 primarily due to significantly fewer retrofit projects, lower prices on renewed national contracts as a result of competitive pressures and the termination of certain underperforming national contracts throughout 2003. Operating profits decreased $2.8 million or 50.0% primarily due to decrease in Sales, partially offset by savings from staff reductions.
      Corporate. Corporate expenses for 2004 increased by $18.8 million, or 64.3%, compared to 2003, primarily due to the $17.2 million insurance charge in 2004 which resulted from adverse developments in the Company’s California workers’ compensation claims believed to be related to poor claims management by a third party administrator. While virtually all insurance claims arise from the operating segments, this adjustment is included in unallocated corporate expenses. Had the Company allocated the insurance restatement adjustment and 2004 adverse development among the operating segments, the reported pre-tax operating profits of the operating segments, as a whole, would have been reduced by $17.2 million in 2004, with an equal and offsetting change to unallocated Corporate expenses and therefore no change to consolidated pre-tax earnings for 2004.
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
Subsequent Events
      On November 1, 2005, The Company acquired the customer contracts of Brandywine Building Services, Inc., a facility services company based in Wilmington, Delaware, for approximately $3.6 million in cash. Additional cash consideration of approximately $2.4 million is expected to be paid based on the financial performance of the acquired business over the next four years. With annual revenues in excess of $9.0 million, Brandywine Building Services, Inc. is a provider of commercial office cleaning and specialty cleaning services throughout Delaware, southeast Pennsylvania and south New Jersey.
      On November 27, 2005, the Company acquired the customer contracts of Fargo Security, Inc., a security guard services company based in Miami, Florida, for approximately $1.2 million in cash. Additional cash consideration of approximately $0.5 million is expected to be paid based on the revenue retained by the acquired business over the 90 days following the date of acquisition. With annual revenues in excess of $6.5 million, Fargo Security, Inc. is a provider of contract security guard services throughout the Miami metropolitan area.
      On December 11, 2005, the Company acquired the customer contracts of MWS Management, Inc., dba Protector Security Services, a security guard services company based in St. Louis, Missouri, for approximately $0.6 million in cash. Additional cash consideration of approximately $0.3 million is expected to be paid based on the revenue retained by the acquired business over the 90 days following the date of acquisition. With annual revenues in excess of $2.6 million, Protector Security Services is a provider of contract security guard services throughout the St. Louis metropolitan area.
      In February 2006, the Company agreed to settle certain litigation and other claims that were pending at October 31, 2005. Because the settlements occurred before the 2005 financial statements were issued this amount was subsequently accrued for as of October 31, 2005 in the aggregate amount of $7.8 million. The foregoing amount does not take into account recoveries, if any, from insurance carriers.
Adoption of Accounting Standards
      In December 2004, the FASB issued SFAS No. 153, “Exchanges for Nonmonetary Assets — an amendment of APB Opinion No. 29.” APB Opinion No. 29 is based on the premise that nonmonetary transactions should be measured based on the fair value of the assets exchanged. SFAS No. 153 incorporates a general exception for nonmonetary exchange transactions that have commercial substance. Under SFAS No. 153, a nonmonetary exchange shall be measured based on the recorded amount (after reduction of any indicated impairment) of the nonmonetary asset relinquished and not on the fair values of the exchanged assets if any of the following conditions apply: fair value is not determinable, the transaction is made to facilitate sales to customers, or the transaction lacks commercial substance. SFAS No. 153 was effective for nonmonetary asset exchanges beginning in the fourth quarter of 2005. The Company’s adoption of SFAS No. 153 did not have a material impact on its financial position, results of operations or liquidity.
      In June 2005, the EITF ratified their conclusions on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF Issue No. 05-6 clarifies the life assigned to leasehold improvements acquired in a business combination and leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term. For leasehold improvements acquired in a business combination, amortization should be over the shorter of the useful lives of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful lives of the assets or a term that includes lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. This was effective for all leasehold improvements purchased or acquired beginning in the fourth quarter of 2005 for the Company. The Company’s adoption of EITF Issue

No. 05-6 did not have a material impact on its financial position, results of operations or liquidity.
New Accounting Pronouncements
      In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service. SFAS No. 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005. In accordance with the standard, the Company will adopt SFAS No. 123R effective November 1, 2005. The Company believes that the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations will approximate the magnitude of the stock-based employee compensation costs disclosed in Note 9 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company will adopt SFAS No. 154 effective November 1, 2005.
      In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 provides guidance to the treatment of rental expense incurred during a construction period. The guidance in FSP No. FAS 13-1 prohibits the capitalization of rental expense as leasehold improvement costs and is effective in the first reporting period beginning after December 15, 2005. The Company does not expect the adoption of FSP No. FAS 13-1 will have a material impact on its financial position, results of operations or liquidity.
Critical Accounting Policies and Estimates
      The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for doubtful accounts, sales allowance, valuation allowance for the net deferred income tax asset, estimate of useful life of intangible assets, impairment of goodwill and other intangibles, and contingencies and litigation liabilities. The Company bases its estimates on historical experience, independent valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
      The Company believes the following critical accounting policies govern its more significant judgments and estimates used in the preparation of its consolidated financial statements.
      Self-Insurance Reserves. Certain insurable risks such as general liability, automobile property damage and workers’ compensation are self-insured by the

Company. However, commercial policies are obtained to provide coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company’s self-insurance program are recorded on a claim-incurred basis. The Company uses an independent actuary to evaluate the Company’s estimated claim costs and liabilities at least annually and accrues self-insurance reserves in an amount that is equal to the actuarial point estimate.
      Using the annual actuarial report, management develops annual insurance costs for each operation, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse development (e.g., change in regulatory requirements and change in reserving methodology). If the trends suggest that the frequency or severity of claims incurred increased, the Company might be required to record additional expenses for self-insurance liabilities. Additionally, the Company uses third party service providers to administer its claims and the performance of the service providers and transfers between administrators can impact the cost of claims and accordingly the amounts reflected in insurance reserves.
      Allowance for Doubtful Accounts. Trade accounts receivable arise from services provided to its customers and are generally due and payable on terms varying from the receipt of invoice to net thirty days. The Company records an allowance for doubtful accounts to provide for losses on accounts receivable due to customer and other credit risk. The allowance is typically estimated based on an analysis of the historical rate of credit losses or write-offs (due to customer bankruptcy or failure of a former customer to pay) and specific customer concerns. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. Changes in the financial condition of the customer or adverse development in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance. If the rate of future credit losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses. Alternatively, if the rate of future credit losses is less than the historical rate, then the allowance for doubtful accounts will be in excess of actual credit losses. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk.
      Sales Allowance. Sales allowance is an estimate for losses on customer receivables resulting from customer credits (e.g., vacancy credits for fixed-price contracts, customer discounts, job cancellations, breakage cost, etc.). The sales allowance estimate is based on an analysis of the historical rate of sales adjustments (credit memos, net of re-bills). The accuracy of the estimate is dependent on the rate of future sales adjustments being consistent with the historical rate. If the rate of future sales adjustments is greater than the historical rate, then the sales allowance may not be sufficient to provide for actual sales adjustments. Alternatively, if the rate of future sales adjustments is less than the historical rate, then the sales allowance will be in excess of actual sales adjustments.
      Deferred Income Tax Asset and Valuation Allowance. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If the enacted rates in future years differ from the rates expected to apply, an adjustment of the net deferred tax assets will be required. Additionally, if management determines it is more likely than not that a portion of the net deferred tax asset will not be realized, a valuation allowance is recorded. At October 31, 2005, the net deferred tax asset was $93.2 million, net of a $0.2 million valuation allowance related to state net operating loss carryforwards. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.
      Other Intangible Assets Other Than Goodwill. The Company engages a third party valuation firm to independently appraise the value of intangible assets acquired in larger sized business combinations. For smaller acquisitions, the Company performs an internal valuation of the intangible assets using the discounted cash flow technique. Acquired customer relationship intangible assets are being amortized using the sum-of-the-years-digits method over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible asset are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Other intangible assets, consisting principally of contract rights, are being amortized over the contract periods using the straight-line method. At least annually, in the fourth quarter, the Company evaluates the remaining useful lives of its intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an asset’s remaining useful life changes, the remaining carrying amount of the intangible asset would be amortized over the revised remaining useful life. Furthermore, the remaining unamortized book value of intangibles will be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The first step of an impairment test under SFAS No. 144 is a comparison of the future cash flows, undiscounted, to the remaining book value of the intangible. If the future cash flows are insufficient to recover the remaining book value, a fair value of the asset, depending on its size, will be independently or internally determined and compared to the book value to determine if an impairment exists.
      Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” goodwill is no longer amortized. Rather, the Company performs goodwill impairment tests on at least an annual basis, in the fourth quarter, using the two-step process prescribed in SFAS No. 142. The first step is to evaluate for potential impairment by comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. As of October 31, 2005, no impairment of the Company’s goodwill carrying value has been indicated.
      Contingencies and Litigation. ABM and certain of its subsidiaries have been named defendants in certain proceedings arising in the ordinary course of business, including certain environmental matters. Litigation outcomes are often difficult to predict and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. So long as the Company believes that a loss in litigation is not probable, then no liability will be recorded unless the parties agree upon a settlement, which may occur because ABM wishes to avoid the costs of litigation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At October 31, 2005, the Company had no outstanding long-term debt. Although the Company’s assets included $56.8 million in cash and cash equivalents at October 31, 2005, market rate risk associated with changing interest rates in the United States is not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
ABM Industries Incorporated:
      We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ABM Industries Incorporated’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effectiveness of, internal control over financial reporting.
/s/ KPMG LLP

San Francisco, California
March 28, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
ABM Industries Incorporated:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that ABM Industries Incorporated (the Company) did not maintain effective internal control over financial reporting as of October 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of October 31, 2005:
      The material weaknesses are related to the Company’s controls over and at the operations the Company acquired in March 2004 from Security Services of America, LLC (SSA LLC), included as a subsidiary within the Company’s Security segment (SSA).

•	Procedures regarding the preparation and documentation of journal entries were not operating in accordance with the Company’s policies, and the review and approval of such journal entries were ineffective.

•	Periodic reconciliations and account analyses of cash and cash equivalents and accrued liabilities were not prepared and reviewed in accordance with the Company’s policies.

•	Duties related to preparation of journal entries and account reconciliation and analysis were not appropriately segregated in accordance with the Company’s policy.

•	Appropriate procedures to document, review and approve the subcontracting transactions between the Company and SSA LLC were not established.

•	Appropriate procedures to segregate SSA LLC’s cash collections and disbursements from those of the Company were not established.
      In addition, the Company did not have adequate controls over the initial assessment, integration and subsequent monitoring of the employees of SSA, nor did it adequately establish or implement post-acquisition policies and procedures at SSA. This material weakness resulted in the aforementioned material weaknesses not being identified and remediated timely.

      The material weaknesses resulted in a material understatement of cost of goods sold, selling, general and administrative expenses and accrued compensation and a material overstatement of cash and cash equivalents, that required the Company to restate its previously issued financial statements for the quarters ended January 31, 2005, April 30, 2005 and July 31, 2005. Material errors were also identified in the quarter ended October 31, 2005.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of October 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of ABM Industries Incorporated and subsidiaries. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 28, 2006, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP

KPMG LLP
San Francisco, California
March 28, 2006

ABM Industries Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

October 31,	2005	2004
(In thousands, except share data)

Assets
Cash and cash equivalents	$56,793	$63,369
Trade accounts receivable (less allowances of $7,932 and $8,212)	345,104	307,237
Inventories	21,280	20,554
Deferred income taxes	46,795	40,918
Prepaid expenses and other current assets	44,690	38,607
Prepaid income taxes	6,791	—
Assets held for sale	—	14,441

Total current assets	521,453	485,126
Investments and long-term receivables	12,955	10,450
Property, plant and equipment (less accumulated depreciation of $80,370 and $79,584)	34,270	31,191
Goodwill (less accumulated amortization of $69,386)	243,559	225,495
Other intangibles (less accumulated amortization of $13,478 and $7,988)	24,463	22,290
Deferred income taxes	46,426	48,802
Other assets	20,584	19,170

Total assets	$903,710	$842,524

Liabilities
Trade accounts payable	$47,605	$42,553
Income taxes payable	2,349	10,065
Liabilities held for sale	—	3,926
Accrued liabilities:
Compensation	72,034	64,350
Taxes — other than income	18,832	18,162
Insurance claims	71,455	67,662
Other	62,799	47,710

Total current liabilities	275,074	254,428
Retirement plans and other non-current liabilities	25,596	25,658
Insurance claims	127,114	120,277

Total liabilities	427,784	400,363

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,651,000 and 52,707,000 shares issued at October 31, 2005 and 2004, respectively	547	527
Additional paid-in capital	206,369	178,543
Accumulated other comprehensive loss	(68)	(108)
Retained earnings	365,455	328,258
Cost of treasury stock (5,600,000 and 4,000,000 shares at October 31, 2005 and October 31, 2004, respectively)	(96,377)	(65,059)

Total stockholders’ equity	475,926	442,161

Total liabilities and stockholders’ equity	$903,710	$842,524

        The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

Years ended October 31,	2005	2004	2003
(In thousands, except per share data)

Revenues
Sales and other income	$2,586,566	$2,375,149	$2,222,367
Gain on insurance claim	1,195	—	—

	2,587,761	2,375,149	2,222,367

Expenses
Operating expenses and cost of goods sold	2,312,687	2,157,637	2,007,740
Selling, general and administrative	204,131	166,981	159,949
Interest	884	1,016	758
Intangible amortization	5,673	4,519	2,044

	2,523,375	2,330,153	2,170,491

Income from continuing operations before income taxes	64,386	44,996	51,876
Income taxes	20,832	15,352	17,278

Income from continuing operations	43,554	29,644	34,598
Income from discontinued operations, net of income taxes	166	829	3,586
Gain on sale of discontinued operations, net of income taxes	14,221	—	52,736

Net income	$57,941	$30,473	$90,920

Net income per common share — Basic
Income from continuing operations	$0.88	$0.61	$0.71
Income from discontinued operations	—	0.02	0.07
Gain on sale of discontinued operations	0.29	—	1.07

	$1.17	$0.63	$1.85

Net income per common share — Diluted
Income from continuing operations	$0.86	$0.59	$0.69
Income from discontinued operations	—	0.02	0.07
Gain on sale of discontinued operations	0.29	—	1.06

	$1.15	$0.61	$1.82

Average common and common equivalent shares
Basic	49,332	48,641	49,065
Diluted	50,367	50,064	50,004

           The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
	Common Stock		Treasury Stock		Additional	Other
					Paid-in	Comprehensive	Retained
(In thousands)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance November 1, 2002	50,397	$504	(1,400)	$(23,632)	$151,135	$(789)	$244,976	$372,194
Comprehensive income:
Net income	—	—	—	—	—	—	90,920	90,920
Foreign currency translation	—	—	—	—	—	521	—	521

Comprehensive income	—	—	—	—	—	—	—	91,441
Dividends:
Common stock	—	—	—	—	—	—	(18,635)	(18,635)
Tax benefit from exercise of stock options	—	—	—	—	1,052	—	—	1,052
Stock purchases	—	—	(2,000)	(30,354)	—	—	—	(30,354)
Stock issued under employees’ stock purchase and option plans	1,370	14	—	—	14,310	—	—	14,324

Balance October 31, 2003	51,767	$518	(3,400)	$(53,986)	$166,497	$(268)	$317,261	$430,022
Comprehensive income:
Net income	—	—	—	—	—	—	30,473	30,473
Foreign currency translation	—	—	—	—	—	160	—	160

Comprehensive income	—	—	—	—	—	—	—	30,633
Dividends:
Common stock	—	—	—	—	—	—	(19,476)	(19,476)
Tax benefit from exercise of stock options	—	—	—	—	2,021	—	—	2,021
Stock purchases	—	—	(600)	(11,073)	—	—	—	(11,073)
Stock issued under employees’ stock purchase and option plans	940	9	—	—	10,025	—	—	10,034

Balance October 31, 2004	52,707	$527	(4,000)	$(65,059)	$178,543	$(108)	$328,258	$442,161
Comprehensive income:
Net income	—	—	—	—	—	—	57,941	57,941
Foreign currency translation	—	—	—	—	—	40	—	40

Comprehensive income	—	—	—	—	—	—	—	57,981
Dividends:
Common stock	—	—	—	—	—	—	(20,744)	(20,744)
Tax benefit from exercise of stock options	—	—	—	—	3,203	—	—	3,203
Stock purchases	—	—	(1,600)	(31,318)	—	—	—	(31,318)
Stock issued under employees’ stock purchase and option plans and for acquisition	1,944	20	—	—	24,623	—	—	24,643

Balance October 31, 2005	54,651	$547	(5,600)	$(96,377)	$206,369	$(68)	$365,455	$475,926

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended October 31,	2005	2004	2003
(In thousands)

Cash flows from operating activities:
Net income	$57,941	$30,473	$90,920
Less income from discontinued operations	(14,387)	(829)	(56,322)

Income from continuing operations	43,554	29,644	34,598
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and intangible amortization	19,591	17,543	15,717
Provision for bad debts	1,112	4,482	6,326
Gain on sale of assets	(419)	(225)	(66)
Increase in deferred income taxes	(4,465)	(12,262)	(5,768)
(Increase) decrease in trade accounts receivable	(31,844)	(35,369)	1,212
(Increase) decrease in inventories	(726)	9	2,521
(Increase) decrease in prepaid expenses and other current assets	(5,888)	6,643	(3,086)
Increase in other assets	(2,132)	(3,074)	(5,950)
(Decrease) increase in prepaid and payable income taxes	(11,304)	5,935	(769)
(Decrease) increase in retirement plans and other non-current liabilities	(62)	1,483	384
Increase in insurance claims liability	10,630	37,622	9,674
Increase (decrease) in trade accounts payable and other accrued liabilities	26,752	11,981	(4,047)

Total adjustments to income from continuing operations	1,245	34,768	16,148

Net cash flows from continuing operating activities	44,799	64,412	50,746
Net operational cash flows from discontinued operations	(7,348)	(30,722)	9,396

Net cash provided by operating activities	37,451	33,690	60,142

Cash flows from investing activities:
Additions to property, plant and equipment	(17,738)	(11,460)	(11,535)
Proceeds from sale of assets	1,775	795	2,448
(Increase) decrease in investments and long-term receivables	(2,505)	4,100	3,491
Purchase of businesses	(26,884)	(54,152)	(40,574)
Proceeds from sale of business	32,250	—	112,400
Net investing cash flows from discontinued operations	—	(36)	(176)

Net cash (used in) provided by investing activities	(13,102)	(60,753)	66,054

Cash flows from financing activities:
Common stock issued	21,137	10,034	14,324
Common stock purchases	(31,318)	(11,073)	(30,354)
Dividends paid	(20,744)	(19,476)	(18,635)

Net cash used in financing activities	(30,925)	(20,515)	(34,665)

Net (decrease) increase in cash and cash equivalents	(6,576)	(47,578)	91,531
Cash and cash equivalents beginning of year	63,369	110,947	19,416

Cash and cash equivalents end of year	$56,793	$63,369	$110,947

Supplemental data:
Cash paid for income taxes	$43,901	$52,723	$24,570
Non-cash investing activities:
Common stock issued for net assets of business acquired	$3,506	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ABM Industries Incorporated (ABM) is a leading facility services contractor in the United States. With annual revenues in excess of $2.5 billion and approximately 73,000 employees, ABM and its subsidiaries (the Company) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada.
      Principles of Consolidation. The consolidated financial statements include the accounts of ABM and its subsidiaries. All material intercompany transactions and balances have been eliminated.
      Reclassifications. Certain amounts in the accompanying 2004 financial statements have been reclassified for consistency with the 2005 presentation.
      Use of Estimates. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for doubtful accounts, sales allowance, valuation allowance for the net deferred income tax asset, estimate of useful life of intangible assets, impairment of goodwill and other intangibles, and contingencies and litigation liabilities. The Company bases its estimates on historical experience, independent valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
      Allowance for Doubtful Accounts. Trade accounts receivable arise from services provided to its customers and are generally due and payable on terms varying from the receipt of invoice to net thirty days. The Company records an allowance for doubtful accounts to provide for losses on accounts receivable due to customer and other credit risk. The allowance is typically estimated based on an analysis of the historical rate of credit losses or write-offs (due to customer bankruptcy or failure of a former customer to pay) and specific customer concerns. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. Changes in the financial condition of the customer or adverse development in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance. If the rate of future credit losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses. Alternatively, if the rate of future credit losses is less than the historical rate, then the allowance for doubtful accounts will be in excess of actual credit losses. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk.
      Sales Allowance. Sales allowance is an estimate for losses on customer receivables resulting from customer credits (e.g., vacancy credits for fixed-price contracts, customer discounts, job cancellations, breakage cost, etc.). The sales allowance estimate is based on an analysis of the historical rate of sales adjustments (credit memos, net of re-bills). The accuracy of the estimate is dependent on the rate of future sales adjustments being consistent with the historical rate. If the rate of future sales adjustments is greater than the historical rate, then the sales allowance may not be sufficient to provide for actual sales adjustments. Alternatively, if the rate of future sales adjustments is less than the historical rate, then the sales allowance will be in excess of actual sales adjustments.
      Inventories. Inventories consist of service-related supplies and are valued at amounts approximating the lower of cost (first-in, first-out basis) or market. The cost of inventories is net of vendor rebates in accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”
      Investments. The Company has investments in two low income housing tax credit partnerships. Purchased in 1995 and 1998, these limited partnerships, organized by independent third parties and sold as investments, are variable interest entities as defined by Financial Accounting Standards Board

(FASB) Financial Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities.” In accordance with FIN 46R, these partnerships are not consolidated in the Company’s consolidated financial statements because the Company is not the primary beneficiary of the partnerships. At October 31, 2005 and 2004, the at-risk book value of these investments totaled $2.9 million and $3.9 million, respectively.
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
      Depreciation and amortization are calculated using the straight-line method. Useful lives used in computing depreciation for transportation equipment average 3 to 5 years and for machinery and other equipment average 2 to 20 years. Buildings are depreciated over periods of 20 to 40 years. In accordance with the adoption of EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” in 2005, leasehold improvements are amortized over the shorter of the terms of the respective leases including renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased, or the assets’ useful lives.
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
      Other Intangibles. The Company engages a third party valuation firm to independently appraise the fair value of intangible assets acquired in larger sized business combinations. For smaller acquisitions, the Company performs an internal valuation of the intangible assets using the discounted cash flow technique. Acquired customer relationship intangible assets are being amortized using the sum-of-the-years-digits method over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible asset are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Other intangible assets, consisting principally of contract rights, are being amortized over the contract periods using the straight-line method. At least annually, in the fourth quarter, the Company evaluates the remaining useful lives of its intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an asset’s remaining useful life changes, the remaining carrying amount of the intangible asset would be amortized over the revised remaining useful life. Furthermore, the remaining unamortized book value of intangibles is reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The first step of an impairment test under SFAS No. 144 is a comparison of the future cash flows, undiscounted, to the remaining book value of the intangible. If the future cash flows are insufficient to recover the remaining book value, a fair value of the asset, depending on its size, will be independently or internally determined and compared to the book value to determine if an impairment exists.
      Income Taxes. Income tax expense is based on reported results of operations before income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If the enacted rates in future years differ from the rates expected to apply, an adjustment of the net deferred tax assets will be required. Additionally, if management determines it is more likely than not that a portion of the net deferred tax asset will not be realized, a valuation allowance is recorded. At October 31, 2005, the net deferred tax asset was $93.2 million, net of a $0.2 million valuation allowance related to state net operating loss carryfor-

wards. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable. (See Note 10.)
      Contingencies and Litigation. ABM and certain of its subsidiaries have been named defendants in certain proceedings arising in the ordinary course of business, including certain environmental matters. Litigation outcomes are often difficult to predict and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability.
      Revenue Recognition. The Company earns revenue primarily under service contracts that are either fixed price, cost-plus or are time and materials based. Revenue is recognized when earned, normally when services are performed. In all forms of service provided by the Company, revenue recognition follows the guidelines under Staff Accounting Bulletin (SAB) No. 104, unless another form of guidance takes precedence over SAB No. 104 as mentioned below.
      The Janitorial Division primarily earns revenue from the following types of arrangements: fixed price arrangements, cost-plus arrangements, and tag or extra service work. Fixed price arrangements are contracts in which the customer agrees to pay a fixed fee every month over the specified contract term. A variation of a fixed price arrangement is a square-foot arrangement. Square-foot arrangements are ones in which monthly billings are fixed, however, the customer is given a vacancy credit, that is, a credit calculated based on vacant square footage that is not serviced. Cost-plus arrangements are ones in which the customer agrees to reimburse the Company for the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage. Tag revenue is additional services requested by the customer outside of the standard contract terms. This work is usually additional work and is performed on short notice due to unforeseen events. The Janitorial Division recognizes revenue on each type of arrangement when services are performed.
      The Parking Division has primarily two types of arrangements: managed lot and leased lot. Under the managed lot arrangements, the Company manages the parking lot for the owner in exchange for a management fee, which could be a fixed fee, a performance-based fee such as a percentage of gross or net revenues, or a combination of both. The revenue and expenses are passed through by the Company to the owner under the terms and conditions of the management contract. The management fee revenue is recognized when services are performed. The Company also reports both revenue and expenses recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking sales related solely to the reimbursement of expenses totaled $231.5 million, $215.8 million and $215.3 million for years ended October 31, 2005, 2004 and 2003, respectively. Under leased lot arrangements, the Company leases the parking lot from the owner and is responsible for all expenses incurred, retains all revenues from monthly and transient parkers and pays rent to the owner per the terms and conditions of the lease. Revenues from monthly and transient parkers are recognized when cash is received.
      The Security Division primarily performs scheduled post assignments under one-year service arrangements. Security services for special events may be performed under temporary service agreements. Scheduled post assignments and temporary service agreements are billed based on actual hours of service at contractually specified rates. Revenues for both types of arrangements are recognized when services are performed.
      The Engineering Division provides services primarily under cost-plus arrangements in which the customer agrees to reimburse the Company for the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage. Revenue is recognized for these contracts when services are performed.
      The Lighting Division provides services under the following types of contracts: long-term full service contracts, maintenance only contracts, project work, and time and materials based. A long-term full service contract is a multiple deliverable arrangement wherein the Company initially provides services involving washing light fixtures and replacing all the lamps, followed by periodic lighting maintenance services. Lighting’s multiple deliverable contracts do not meet the criteria for treating the deliverables as separate units of accounting, hence the revenues and direct costs associated with the initial service are deferred and amortized over the service period on a straight-line basis, in accordance with EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Typically, the payment terms require a monthly fixed fee payment. If any payment is received upfront for the initial service, revenue is deferred and amortized over the maintenance period. A maintenance only contract is one in which the Company provides periodic lighting maintenance services only, usually covering only labor costs. In accordance with FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” revenue for maintenance only contracts is recognized on a straight-line basis and costs are recorded as incurred. Project work denotes construction-type arrangements that require several months to complete. Revenue for construction-type arrangements is recognized under the percentage-of-completion method and is based upon the total gross profit projected for the project at the time of completion and the expenses incurred to date. For Lighting, the percentage-of-completion is measured using the proportion of the cost of direct material installed. Time and materials arrangements are contracts under which the customer is billed based on the number of hours of service and materials used at an agreed upon price per hour of labor and price per unit of material. Revenue from time and materials arrangements is recognized when services are performed unless services consist of multiple deliverables as discussed above.
      Net Income per Common Share. The Company has reported its earnings in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Stock options account for the entire difference between basic average common shares outstanding and diluted average common shares outstanding. For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period (i.e., “out-of-the-money” options). For the years ended October 31, 2005, 2004 and 2003, options to purchase common shares of 0.5 million, 17 thousand, and 2.8 million at weighted average exercise prices of $21.32, $20.40 and $16.26, respectively, were excluded from the computation.
      Stock-Based Compensation. During the periods presented, the Company accounted for stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s application of APB Opinion No. 25 does not result in compensation cost because the exercise price of the options is equal to the fair value of the stock at the grant date. Under the intrinsic value method, if the fair value of the stock is greater than the exercise price at grant date, the excess is amortized to compensation expense over the estimated service life of the recipient.
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
      Related Party Transactions. The Company has a current receivable which is included in prepaid expenses and other current assets that is due from Security Services of America, LLC (SSA LLC), the seller of contract security guard assets and operations that were acquired by the Company in 2004. The receivable arose from overpayments in connection with subcontracting the services of licensed security officers from SSA LLC while certain state operating licenses were being obtained by the Company. Current employees of the Company indirectly own approximately 40% of the equity in SSA LLC. At October 31, 2005 the outstanding amount of the receivable totaled $3.4 million. Because SSA LLC disputes the amount owed, the Company has fully reserved for this receivable. However, the Company intends to continue to vigorously pursue collection.

      In connection with the sale of substantially all of the assets of CommAir Mechanical Services on June 2, 2005, ABM entered into an Interim Services Agreement with Carrier Corporation (Carrier) to provide risk management, information technology, human resources, operational and financial services to Carrier to aid in the transition of the business, and entered into subleases by which Carrier subleased various facilities. All of the subleases had terminated as of December 2, 2005 and all of the interim services had terminated as of December 31, 2005. The total consideration recorded by ABM from the Interim Service Agreement and subleases was $0.5 million for fiscal 2005.
      Accounting Standards Adopted. In December 2004, the FASB issued SFAS No. 153, “Exchanges for Nonmonetary Assets — an amendment of APB Opinion No. 29.” APB Opinion No. 29 is based on the premise that nonmonetary transactions should be measured based on the fair value of the assets exchanged. SFAS 153 incorporates a general exception for nonmonetary exchange transactions that have commercial substance. Under SFAS No. 153, a nonmonetary exchange shall be measured based on the recorded amount (after reduction of any indicated impairment) of the nonmonetary asset relinquished and not on the fair values of the exchanged assets if any of the following conditions apply: fair value is not determinable, the transaction is made to facilitate sales to customers, or the transaction lacks commercial substance. SFAS No. 153 was effective for nonmonetary asset exchanges beginning in the fourth quarter of 2005. The Company’s adoption of SFAS No. 153 did not have a material impact on its financial position, results of operations or liquidity.
      In June 2005, the EITF ratified their conclusions on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF Issue No. 05-6 clarifies the life assigned to leasehold improvements acquired in a business combination and leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term. For leasehold improvements acquired in a business combination, amortization should be over the shorter of the useful lives of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful lives of the assets or a term that includes lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. This was effective for all leasehold improvements purchased or acquired beginning in the fourth quarter of 2005 for the Company. The Company’s adoption of EITF Issue No. 05-6 did not have a material impact on its financial position, results of operations or liquidity.
      New Accounting Pronouncements. In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service. SFAS No. 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005. In accordance with the standard, the Company will adopt SFAS No. 123R effective November 1, 2005. The Company believes that the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations will approximate the magnitude of the stock-based employee compensation costs disclosed below in Note 9.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion No. 20 previously required that such a change be reported as a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company will adopt SFAS No. 154 effective November 1, 2005.
      In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 provides guidance to the treatment of rental expense incurred during a construction period. The guidance in FSP No. FAS 13-1 prohibits the capitalization of rental expense as leasehold improvement costs and is effective in the first reporting period beginning after December 15, 2005. The Company does not expect the adoption of FSP No. FAS 13-1 will have a material impact on its financial position, results of operations or liquidity.

2.	INSURANCE
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
      The Company uses an independent actuary to evaluate the Company’s estimated claim costs and liabilities at least annually and accrues self-insurance reserves in an amount that is equal to the actuarial point estimate. Using the annual actuarial report, management develops annual insurance costs for each operation, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse development (e.g., change in regulatory requirements and change in reserving methodology). If the trends suggest that the frequency or severity of claims incurred has increased, the Company might be required to record additional expenses for self-insurance liabilities. Additionally, the Company uses third party service providers to administer its claims and the performance of the service providers and transfers between administrators can impact the cost of claims and accordingly the amounts reflected in insurance reserves.
      The 2005 actuarial report covering substantially all of the Company’s general liability and workers’ compensation reserves was completed in the third quarter of 2005 resulting in a $5.5 million insurance benefit. The report showed favorable developments in the Company’s California workers’ compensation and general and auto liability claims, offset in part by adverse developments in the Company’s workers’ compensation claims outside of California. The $5.5 million was recorded by Corporate and was attributable to reserves for 2004 and prior years, of which $1.4 million was attributable to a correction of an overstatement of reserves at October 31, 2004. The 2005 actuarial reports covering the rest of the Company’s self-insurance reserves including low deductible self-insurance programs that cover general liability expenses at malls, special event facilities and airport shuttles, as well as workers’ compensation for certain employees in certain states were completed in the fourth quarter of 2005 resulting in the reduction of these reserves by $2.7 million. The $2.7 million was recorded by Janitorial and Parking and was mostly attributable to reserves for 2004 and prior years.
      The 2004 actuarial report completed in November 2004 indicated that there were adverse developments in the Company’s insurance reserves primarily related to workers’ compensation claims in the State of California during the four-year period ended October 31, 2003, for which Corporate recorded a charge of $17.2 million in the fourth quarter of 2004. The Company believes a substantial portion of the $17.2 million was related to poor claims management by a third party administrator, who no longer performs these services for the Company.

      The total estimated liability for claims incurred but unpaid at October 31, 2005 and 2004 was $198.6 million and $187.9 million, respectively.
      In connection with certain self-insurance programs, the Company had standby letters of credit at October 31, 2005 and 2004 supporting estimated unpaid liabilities in the amounts of $82.1 million and $88.3 million, respectively.

3.	PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment at October 31 consisted of the following:

(in thousands)	2005	2004

Land	$808	$879
Buildings	3,816	4,175
Transportation equipment	14,119	14,039
Machinery and other equipment	79,406	77,506
Leasehold improvements	16,491	14,176

	114,640	110,775
Less accumulated depreciation and amortization	80,370	79,584

Total	$34,270	$31,191

4.	GOODWILL AND OTHER INTANGIBLES
      Goodwill: The changes in the carrying amount of goodwill for the years ended October 31, 2005 and 2004 were as follows (acquisitions are discussed in Note 11):

	Balance as	Initial		Balance as
	of	Payments		of
	October 31,	for	Contingent	October 31,
(in thousands)	2004	Acquisitions	Amounts	2005

Janitorial	$139,221	$3,758	$8,328	$151,307
Parking	28,749	—	786	29,535
Security	37,605	2,563	2,373	42,541
Engineering	2,174	—	—	2,174
Lighting	17,746	—	256	18,002

Total	$225,495	$6,321	$11,743	$243,559

      The $2.6 million increase in Security’s goodwill for initial payments for acquisitions includes $1.0 million that resulted from recording a deferred tax liability from the Sentinel Guard Systems (Sentinel) transaction in the first quarter of 2005. (See Note 11.) Of the $243.6 million carrying amount of goodwill as of October 31, 2005, $44.8 million is not amortizable for income tax purposes because of being acquired prior to 1991 or through stock acquisitions.

	Balance as	Initial		Balance as
	of	Payments		of
	October 31,	for	Contingent	October 31,
(in thousands)	2003	Acquisitions	Amounts	2004

Janitorial	$131,258	$—	$7,963	$139,221
Parking	28,263	—	486	28,749
Security	7,806	28,991	808	37,605
Engineering	2,174	—	—	2,174
Lighting	17,356	—	390	17,746

Total	$186,857	$28,991	$9,647	$225,495

      Other Intangibles: The changes in the gross carrying amount and accumulated amortization of other intangibles apart from goodwill for the years ended October 31, 2005 and 2004 were as follows (acquisitions are discussed in Note 11):

	Gross Carrying Amount				Accumulated Amortization

	October 31,			October 31,	October 31,			October 31,
(in thousands)	2004	Additions	Retirements	2005	2004	Additions	Retirements	2005

Customer contracts and related relationships	$21,217	$7,050	$—	$28,267	$(3,546)	$(3,994)	$—	$(7,540)
Trademarks and trade names	3,000	50	—	3,050	(570)	(657)	—	(1,227)
Other (contract rights, etc.)	6,061	746	(183)	6,624	(3,872)	(1,022)	183	(4,711)

Total	$30,278	$7,846	$(183)	$37,941	$(7,988)	$(5,673)	$183	$(13,478)

	Gross Carrying Amount					Accumulated Amortization

	October 31,				October 31,	October 31,			October 31,
(in thousands)	2003	Additions	Retirements		2004	2003	Additions	Retirements	2004

Customer contracts and related relationships	$12,957	$8,260		$—	$21,217	$(866)	$(2,680)	$—	$(3,546)
Trademarks and trade names	300	2,700		—	3,000	(33)	(537)	—	(570)
Other (contract rights, etc.)	7,437	—		(1,376)	6,061	(3,946)	(1,302)	1,376	(3,872)

Total	$20,694	$10,960	$	$(1,376)	$30,278	$(4,845)	$(4,519)	$1,376	$(7,988)

      The weighted average remaining lives as of October 31, 2005 and the amortization expense for the years ended October 31, 2005, 2004 and 2003 of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years are as follows:

	Weighted
	Average	Amortization Expense			Estimated Amortization Expense
	Remaining Life
(in thousands)	(Years)	2005	2004	2003	2006	2007	2008	2009	2010

Customer contracts and related relationships	10.6	$3,994	$2,680	$866	$3,803	$3,400	$2,997	$2,594	$2,191
Trademarks and trade names	3.4	657	537	33	540	540	540	203	—
Other (contract rights, etc.)	6.5	1,022	1,302	1,145	751	166	158	147	121

Total	9.8	$5,673	$4,519	$2,044	$5,094	$4,106	$3,695	$2,944	$2,312

      The customer relationship intangible assets are being amortized using the sum-of-the-years-digits method over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible assets are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Other intangible assets, consisting principally of contract rights, are being amortized over the contract periods using the straight-line method.

5.	LINE OF CREDIT FACILITY
      In May 2005, ABM entered into a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.125%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of October 31, 2005, the total outstanding amount under the facility was $84.4 million in the form of standby letters of credit. As of October 31, 2004, $96.5 million (also in the form of standby letters of credit) was outstanding under the prior facility.
      The facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also requires that the Company satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after the effective time (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM after the effective time by reason of the issuance and sale of capital stock or other equity interests of ABM, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to ABM’s employee stock purchase plans, employee stock option plans and similar programs.

      The lenders waived the event of default that would have existed under the facility for failure to deliver audited financial statements for 2005 and a corresponding compliance certificate occasioned by the delay in filing the Annual Report on Form 10-K provided these were delivered no later than March 31, 2006. The Company is otherwise in compliance with the covenants and expects to make the required deliveries by March 31, 2006.

6.	EMPLOYEE BENEFIT PLANS
      The Company offers the following employee benefit plans to its employees:
401(k) Plan
      The Company has two 401(k) plans covering certain qualified non-union employees, which provided for employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pre-tax contributions that the Company matches at various percentages of employee contributions depending on the particular employee group. All amounts contributed to the plans are deposited into a trust fund administered by independent trustees. The Company made matching 401(k) contributions required by the 401(k) plans for 2005, 2004 and 2003 in the amounts of $5.3 million, $5.5 million and $5.0 million, respectively.
Retirement and Post-Retirement Plans
      The Company has the following unfunded defined benefit plans:
      Supplemental Executive Retirement Plan. The Company has unfunded retirement agreements for 46 current and former senior executives, including two current directors who were former senior executives, many of which are fully vested. The retirement agreements provide for monthly benefits for ten years commencing at the later of the respective retirement dates of those executives or age 65. The benefits are accrued over the vesting period. Effective December 31, 2002, this plan was amended to preclude new participants.
      Non-Employee Director Retirement Plan. Non-employee directors who have completed at least five years of service are eligible to receive ten years of monthly retirement benefits equal to the monthly retainer fee received prior to retirement, reduced on a pro-rata basis for fewer than ten years of service. Benefit payments commence at the later of the respective retirement dates of those directors or age 62 (early retirement) or 72 (senior retirement) and end at the earlier of the 121st month after retirement or the death of the director. The benefits are accrued over the vesting periods.
      Service Award Benefit Plan. The Company has an unfunded service award benefit plan, with a retroactive vesting period of five years. This plan is a “severance pay plan” as defined by the Employee Retirement Income Security Act (ERISA) and covers certain qualified employees. The plan provides participants, upon termination, with a guaranteed seven days pay for each year of employment subsequent to November 1, 1989. Effective January 1, 2002, this plan was frozen. The Company will continue to incur interest costs related to this plan as the value of the previously earned benefits continues to increase. The Company uses an independent actuary to measure the value of this liability. The measurement date used is September 30.
      The Company has the following unfunded post-retirement benefit plan:
      Death Benefit Plan. The Death Benefit Plan covers certain qualified employees and, upon retirement on or after the employee’s 62nd birthday, provides 50% of the death benefit that the employee was entitled to prior to retirement subject to a maximum of $150,000. Coverage during retirement continues until death for retired employees hired before September 1, 1980. On March 1, 2003, the post-retirement death benefit for any active employees hired after September 1, 1980 was eliminated, although active employees hired before September 1, 1980 who retire on or after their 62nd birthday will continue to be covered between retirement and death. For certain plan participants who retired before March 1, 2003, the post-retirement death benefit continues until the retired employees 70th birthday. The Company uses an independent actuary to measure the value of this liability. The measurement date used is September 30.

Benefit Obligations

			Post-
	Defined		Retirement
	Benefit Plans at		Benefit Plan at
	October 31,		October 31,

(in thousands)	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$9,679	$9,370	$4,492	$4,177
Service cost	199	492	39	40
Interest cost	539	759	271	275
Amortization of actuarial loss	43	—	—	—
Termination benefits accrued upon divestiture	93	—	—	—
Benefits paid	(2,492)	(942)	—	—

Benefit obligation at end of year	$8,061	$9,679	$4,802	$4,492

Components of Net Period Benefit Cost
      The components of net periodic benefit cost of the defined benefit retirement plans and the post-retirement benefit plan for the years ended October 31, 2005, 2004 and 2003 were:

(in thousands)	2005	2004	2003

Defined Benefit Plans
Service cost	$199	$492	$317
Interest	539	759	803
Amortization of actuarial loss	43	—	—

Net expense	$781	$1,251	$1,120

Post-Retirement Benefit Plan
Service cost	$39	$40	$51
Interest	271	275	277

Net expense	$310	$315	$328

Assumptions
      The weighted average rate assumptions used to determine benefit obligations and net periodic benefit cost for the years ended October 31, 2005, 2004 and 2003 were:

				Post-Retirement
	Defined Benefit Plans			Benefit Plan

	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	5.75%	6.67%	5.75%	5.75%	6.25%
Rate of compensation increase	0.87%	1.25%	1.38%	3.00%	3.00%	3.00%

      The discount rates are based on Moody’s AA-rated long-term corporate bonds (i.e., 20 years).

Estimated Future Benefit Payments
      The retirement and post-retirement benefit plans are unfunded agreements, therefore, no contributions are expected to be made.
      The following table illustrates estimated future benefit payments, which are calculated using the same assumptions used to measure the Company’s benefit obligation and are based upon expected future service:

	Defined	Post-Retirement
(in thousands)	Benefit Plans	Benefit Plan

2006	$1,744	$250
2007	905	247
2008	944	245
2009	806	251
2010	1,105	255
2011-2015	3,691	1,436

Deferred Compensation Plan
      The Company has an unfunded deferred compensation plan available to executive, management, administrative or sales employees whose annualized base salary exceeds $95,000. The plan allows employees to defer from 1% to 20% of their pre-tax compensation. The deferred amount earns interest equal to the prime interest rate on the last day of the calendar quarter up to 6%. If the prime rate exceeds 6%, the deferred compensation interest rate is equal to 6% plus one half of the excess over 6%. The average interest rates credited to the deferred compensation amounts for 2005, 2004 and 2003 were 5.99%, 4.35% and 4.10%, respectively. At October 31, 2005, there were 68 active participants and 36 retired or terminated employees participating in the plan.

(in thousands)	2005	2004	2003

Deferred compensation liability at beginning of year	$11,198	$10,315	$9,894
Employee contributions	1,034	1,222	1,170
Interest accrued	594	470	414
Payments	(2,871)	(809)	(1,163)

Deferred compensation liability at end of year	$9,955	$11,198	$10,315

Pension Plan Under Collective Bargaining
      Certain qualified employees of the Company are covered under union-sponsored multi-employer defined benefit plans. Contributions paid for these plans were $34.4 million, $33.5 million and $27.6 million in 2005, 2004 and 2003, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.
7. LEASE COMMITMENTS AND RENTAL EXPENSE
      The Company is contractually obligated to make future payments under noncancelable operating lease agreements for various facilities, vehicles, and other equipment. As of October 31, 2005, future minimum lease commitments under noncancelable operating leases for the succeeding fiscal years are as follows:

(in thousands)

2006	$35,535
2007	25,495
2008	20,421
2009	14,771
2010	10,090
Thereafter	31,502

Total minimum lease commitments	$137,814

      Rental expense for continuing operations for the years ended October 31, 2005, 2004 and 2003 were as follows:

(in thousands)	2005	2004	2003

Minimum rentals under noncancelable leases	$54,019	$57,935	$53,772
Contingent rentals	33,809	32,697	34,390
Short-term rental agreements	9,519	4,726	7,162

	$97,347	$95,358	$95,324

      Contingent rentals are applicable to leases of parking lots and garages and are based on percentages of the gross receipts or other financial parameters attributable to the related facilities.
8. CAPITAL STOCK
Treasury Stock
      Under a series of Board of Directors authorizations, the Company has made the following repurchases of ABM common stock: year ended October 31, 2003, 2.0 million shares at a cost of $30.4 million (an average price of $15.20 per share); year ended October 31, 2004, 0.6 million shares at a cost of $11.1 million (an average price of $18.50 per share); and year ended October 31, 2005, 1.6 million shares at a cost of $31.3 million (an average price of $19.57 per share). At October 31, 2005, the existing authorization for additional repurchases expired.
Preferred Stock
      ABM is authorized to issue 0.5 million shares of preferred stock. None of these preferred shares are currently issued.
Common Stock Rights Plan
      Under ABM’s stockholder rights plan one preferred stock purchase right (a Right) attached to each outstanding share of common stock on April 22, 1998, and a Right has attached or will attach to each subsequently issued share of common stock. The Rights are exercisable only if a person or group acquires 20% or more of ABM’s common stock (an Acquiring Person) or announces a tender offer for 20% or more of the common stock. Each Right entitles stockholders to buy one-two thousandths of a share of newly created participating preferred stock, par value $0.01 per share, of ABM at an initial exercise price of $87.50 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase, at the exercise price, common stock (or, in certain circumstances, participating preferred stock) of ABM having a market value at that time of twice the Right’s exercise price. These Rights holders would also be entitled to purchase an equivalent number of shares at the exercise price if the Acquiring Person were to control ABM’s Board of Directors and cause the Company to enter into certain mergers or other transactions. In addition, if an Acquiring Person acquired between 20% and 50% of ABM’s voting stock, ABM’s Board of Directors may, at its option, exchange one share of ABM’s common stock for each Right held (other than Rights held by the Acquiring Person). Rights held by the Acquiring Person will become void. Theodore Rosenberg and The Theodore Rosenberg Trust and those receiving stock therefrom without payment, cannot be Acquiring Persons under the Rights plan, therefore, changes in their holdings will not cause the Rights to become exercisable or non-redeemable or trigger the other features of the Rights. The Rights will expire on April 22, 2008, unless earlier redeemed by ABM’s Board of Directors at $0.005 per Right.

Stock Options
      The Company has four stock option plans which are described below.

“Time-Vested” Incentive Stock Option Plan
      In 1987, ABM adopted a stock option plan under which 2.4 million shares were reserved for grant. In March 1994, this plan was amended to reserve an additional 2.0 million shares. In March 1996, the plan was amended again to reserve another 4.0 million shares. The options become exercisable at a rate of 20% of the shares per year beginning one year after date of grant and terminate no later than 10 years plus one month after date of grant. Options which terminate without being exercised may be reissued. At October 31, 2005, 0.5 million shares remained available for grant.
      Transactions under this plan are summarized as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Balance October 31, 2002	2,628,000	$11.86
Granted (Weighted average fair value of $3.15)	483,000	$14.88
Exercised	(381,000)	$7.35
Forfeitures	(100,000)	$15.35

Balance October 31, 2003	2,630,000	$12.93
Granted (Weighted average fair value of $4.04)	266,000	$16.62
Exercised	(399,000)	$10.14
Forfeitures	(119,000)	$15.38

Balance October 31, 2004	2,378,000	$13.69
Granted (Weighted average fair value of $5.38)	390,000	$21.33
Exercised	(372,000)	$10.45
Forfeitures	(111,000)	$15.73

Balance October 31, 2005	2,285,000	$15.42

				Exercisable at
Outstanding at October 31, 2005				October 31, 2005

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of	Contractual	Exercise	of	Exercise
Prices	Options	Life (Years)	Price	Options	Price

$ 8.72 – $14.11	674,000	3.5	$11.63	584,000	$11.32
$14.70 – $21.81	1,611,000	6.7	$17.01	715,000	$15.76

Total	2,285,000	5.8	$15.42	1,299,000	$13.76

“Price-Vested” Performance Stock Option Plans
      In December 1996, ABM adopted a stock option plan (the 1996 Plan) under which 3.0 million shares were reserved for grant. In December 2001, ABM adopted an additional but substantially similar plan (the 2002 Plan) under which 4.0 million shares were reserved for grant. The options expire ten years after the date of grant and any options which terminate without being exercised may be reissued. Each option has a pre-defined vesting price which provides for accelerated vesting. If, during the first four years, the stock price achieved and maintained a set price for ten out of thirty consecutive trading days, the options associated with the price would vest. The prices established for the 1996 Plan were $12.50, $15.00, $17.50 and $20.00. On September 10, 2002, the Compensation Committee of ABM’s Board of Directors established accelerated vesting prices of $20.00, $22.50, $25.00 and $27.50 for the 2002 Plan. On December 6, 2004, the Compensation Committee of ABM’s Board of Directors amended the form of agreement for the 2002 Plan to raise the accelerated vesting prices to $22.50, $25.00, $27.50, and $30.00. The form of agreement for these options under the 1996 Plan and 2002 Plan provides that 25% of the options granted will vest at each price point. On June 14, 2005, the Compensation Committee of ABM’s Board of Directors adopted a form of agreement for the 2002 Plan to change the accelerated vesting prices of options granted on and after that date to $23.00 and $26.00 with 50% of the options vesting at each price. Under each form of option agreement, if, at the end of four years, any of the stock price performance targets are not achieved, then the remaining options would vest at the end of eight years from the date the options were granted. Options vesting during the first year following grant do not become exercisable until after the first anniversary of grant. At October 31, 2005, 0.3 million and 2.0 million shares remained available for grant under the 1996 Plan and the 2002 Plan, respectively.

      Transactions under these plans are summarized as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Balance October 31, 2002	3,060,000	$13.70
Granted (Weighted average fair value of $3.60)	231,000	$14.59
Exercised	(130,000)	$10.09
Forfeitures	(150,000)	$16.29

Balance October 31, 2003	3,011,000	$13.79
Granted (Weighted average fair value of $5.52)	85,000	$18.10
Exercised	(270,000)	$11.86
Forfeitures	(60,000)	$13.48

Balance October 31, 2004	2,766,000	$14.12
Granted (Weighted average fair value of $5.22)	987,000	$18.47
Exercised	(635,000)	$10.82
Forfeitures	(311,000)	$17.07

Balance October 31, 2005	2,807,000	$16.07

				Exercisable at
Outstanding at October 31, 2005				October 31, 2005

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of	Contractual	Exercise	of	Exercise
Prices	Options	Life (Years)	Price	Options	Price

$10.00 – $10.38	400,000	1.3	$10.02	380,000	$10.00
$13.20 – 21.70	2,407,000	7.5	$17.08	729,000	$16.07

Total	2,807,000	6.6	$16.07	1,109,000	$13.99

Executive Stock Option Plan (aka “Age-Vested” Career Stock Option Plan)
      In 1984, ABM adopted a stock option plan under which 1.36 million shares were reserved for grant. In March 1996, another 2.0 million shares were reserved for grant. Under a plan amendment of December 20, 1994, options are exercisable for 50% of the shares when the option holders reach their 61st birthdays and the remaining 50% become exercisable on their 64th birthdays. To the extent vested, the options may be exercised at any time prior to one year after termination of employment. Effective as of December 9, 2003, no further grants may be made under the Plan.
      Transactions under this plan are summarized as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Balance October 31, 2002	1,771,000	$11.72
Exercised	(30,000)	$8.70
Forfeitures	(190,000)	$15.34

Balance October 31, 2003	1,551,000	$11.31
Exercised	(134,000)	$8.36
Forfeitures	(39,000)	$14.04

Balance October 31, 2004	1,378,000	$11.52
Exercised	(242,000)	$6.07
Forfeitures	(150,000)	$11.80

Balance October 31, 2005	986,000	$12.82

				Exercisable at
Outstanding at October 31, 2005				October 31, 2005

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of	Contractual	Exercise	of	Exercise
Prices	Options	Life (Years)	Price	Options	Price

$2.86	94,000	2.1	$2.86	68,000	$2.86
$5.63 – $9.72	92,000	5.5	$6.29	12,000	$6.13
$10.38	78,000	14.9	$10.38	3,000	$10.38
$14.70 – $18.30	722,000	10.3	$15.20	147,000	$14.76

Total	986,000	9.5	$12.82	230,000	$10.75

Employee Stock Purchase Plan
      In 1985, ABM adopted an employee stock purchase plan under which participants could purchase shares of ABM common stock at the lesser of 85% of the fair market value at the commencement of each plan year or 85% of the fair market value on the date of purchase. Employees could designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. The weighted average fair values of the purchase price rights granted in 2004 and 2003 were $4.29 and $4.16, respectively. During 2004 and 2003, the number of shares of stock issued under the plan were 0.1 million and 0.9 million, respectively; and were issued at weighted average prices of $11.72 and $12.20, respectively. The aggregate purchases for 2004 and 2003, were $1.0 million and $11.1 million, respectively. The plan terminated upon issue of all available shares in November 2003.
      On March 9, 2004, the stockholders of ABM approved the 2004 Employee Stock Purchase Plan under which an aggregate of 2.0 million shares may be issued. The participant’s purchase price is 85% of the lower of the fair market value of ABM’s common stock on the first day of each six-month period in the fiscal year (i.e., May and November, or in the case of the first offering period, the price on August 1, 2004) or the last trading day of each month. The first offering period was a three-month period which commenced on August 1, 2004. The second offering period commenced on November 1, 2004. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase.
      On March 7, 2006, the Board of Directors of ABM amended the 2004 Employee Stock Purchase Plan, increasing the participant’s purchase price to 95% of the market price on the date of purchase which is the last trading day of each month and eliminating the look-back feature. These amendments are effective beginning May 1, 2006.
      The weighted average fair values of the purchase rights granted in 2005 and 2004 under the new plan were $3.70 and $3.41, respectively. During 2005 and 2004, 0.6 million and 0.1 million shares of stock were issued under the plan at a weighted average price of $15.83 and $15.25, respectively. The aggregate purchases for 2005 and 2004 were $8.9 million and $1.2 million, respectively. At October 31, 2005, 1.3 million shares remained unissued under the plan.
9. STOCK-BASED COMPENSATION
      The Company has accounted for stock-based employee compensation plans, including purchase rights issued under the Employee Stock Purchase Plan, using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s application of APB Opinion No. 25 did not result in compensation cost because the exercise price of the options was equal to or greater than the fair value of the stock at the grant date. Under the intrinsic value method, if the fair value of the stock is greater than the exercise price at the grant date, the excess is amortized to compensation expense over the estimated service life of the recipient.
      As all options granted since October 31, 1995 had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income for the years ended October 31, 2005, 2004 and 2003, except for $42,000 of compensation expense recorded in 2005 due to the accelerated vesting of options for 4,000 common shares in connection with the termination of an employee on December 7, 2004. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all outstanding employee options granted after October 31, 1995 using the retroactive restatement method:

(in thousands except per share amounts)	2005	2004	2003

Net income, as reported	$57,941	$30,473	$90,920
Deduct: Stock-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	3,349	3,075	3,918

Net income, pro forma	$54,592	$27,398	$87,002

Net income per common share — Basic
As reported	$1.17	$0.63	$1.85
Pro forma	$1.11	$0.57	$1.77
Net income per common share — Diluted
As reported	$1.15	$0.61	$1.82
Pro forma	$1.08	$0.56	$1.74

      The deductions for the stock-based employee compensation cost in 2004 and 2003 have been restated to correct the understatement of the compensation cost resulting from the failure to accelerate the correct amount of cost attributable to the remaining unrecognized value associated with Price-Vested stock options triggered upon achievement of the pre-defined vesting prices as described in Note 8 and the impact of forfeitures that amount of which in 2004 and 2003 had inadvertently included vested options. The correction resulted in an after-tax increase in stock-based employee compensation cost and a corresponding decrease in pro forma net income of $1.1 million ($0.02 pro forma per diluted share) in 2004 and $0.3 million ($0.01 pro forma per diluted share) in 2003.
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

	2005	2004	2003

Expected life from the date of grant	8.9 years	7.4 years	7.4 years
Expected stock price volatility average	23.5%	24.9%	23.0%
Expected dividend yield	2.2%	2.3%	2.6%
Risk-free interest rate	4.1%	3.7%	3.3%
Weighted average fair value of grants	$5.27	$4.40	$3.21

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

10.	INCOME TAXES
      The income taxes provision for continuing operations is made up of the following components for each of the years ended October 31:

(in thousands)	2005	2004	2003

Current
Federal	$22,231	$22,732	$21,850
State	2,052	4,799	1,931
Foreign	50	85	109
Deferred
Federal	(2,621)	(7,633)	(6,137)
State	(880)	(4,631)	(475)

	$20,832	$15,352	$17,278

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
      Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. statutory rates to pre-tax income from continuing operations as a result of the following for the years ended October 31:

	2005	2004	2003

Statutory rate	35.0%	35.0%	35.0%
State and local taxes on income, net of federal tax benefit	4.3%	4.3%	3.1%
Tax credits	(6.7)%	(6.6)%	(5.9)%
Tax liability no longer required	(4.2)%	—	—
Nondeductible expenses and other — net	4.0%	1.4%	1.1%

	32.4%	34.1%	33.3%

      Included in the tax credits that the Company generated in the years presented above are Work Opportunity, Enterprise Zone and Low Income Housing tax credits.
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31 are presented below:

(in thousands)	2005	2004

Deferred tax assets:
Self-insurance claims	$77,329	$73,352
Deferred and other compensation	16,577	17,391
Bad debt allowance	3,146	3,528
Settlement liabilities	3,481
State taxes	1,010	785
State net operating loss carryforwards	1,277	—
Other	5,913	5,099

	108,733	100,155
Valuation allowance	(241)	—

Total gross deferred tax assets	108,492	100,155

Deferred tax liabilities:
Goodwill and other acquired intangibles	(14,114)	(8,526)
Deferred software development cost	(1,157)	(1,909)

Total gross deferred tax liabilities	(15,271)	(10,435)

Net deferred tax assets	$93,221	$89,720

      At October 31, 2005, the Company’s net deferred tax assets included a tax benefit from state net operating loss carryforwards of $1.3 million. The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards which management believes are not likely to be realized. The state net operating loss carryforwards will expire between the years 2007 and 2025.

11.	ACQUISITIONS
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
      Cash paid for acquisitions, including initial payments and contingent amounts based on subsequent earnings, was $26.9 million, $54.2 million and $40.6 million in the years ended October 31, 2005, 2004 and 2003, respectively. Of those payment amounts, $11.7 million, $9.9 million and $10.9 million were the contingent amounts paid in the years ended October 31, 2005, 2004 and 2003, respectively, on earlier acquisitions as provided by the respective purchase agreements. In addition, shares of ABM’s common stock with a fair market value of $3.5 million at the date of issuance were issued in the year ended October 31, 2005 as payment for business acquired.
      The Company made the following acquisitions during the year ended October 31, 2005:
      On November 1, 2004, the Company acquired substantially all of the operating assets of Sentinel Guard Systems (Sentinel), a Los Angeles-based company, from Tracerton Enterprises, Inc. Sentinel, with annual revenues in excess of $13.0 million, was a provider of security officer services primarily to high-rise, commercial and residential structures. In addition to its Los Angeles business, Sentinel also operated an office in San Francisco. The total purchase price was $5.3 million, which included an initial payment of $3.5 million in shares of ABM’s common stock, the assumption of liabilities totaling approximately $1.7 million and $0.1 million of professional fees. Of the total purchase price, $2.4 million was allocated to customer relationship intangible assets, $0.1 million to trademarks and trade names, $1.3 million to customer accounts receivable and other assets and $1.5 million to goodwill. Additionally, because of the tax-free nature of this transaction to the seller, the Company recorded a $1.0 million deferred tax liability on the difference between the recorded fair market value and the seller’s tax basis of the net assets acquired. Goodwill was increased by the same amount. Additional consideration includes contingent payments, based on achieving certain revenue and profitability targets over a three-year period, estimated to be between $0.5 million and $0.75 million per year, payable in shares of ABM’s common stock.
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
      On August 3, 2005, the Company acquired the commercial janitorial cleaning operations in Baltimore, Maryland, of the Northeast United States Division of Initial Contract Services, Inc., a provider of janitorial services based in New York, for approximately $0.35 million in cash. The acquisition includes contracts with key accounts throughout the metropolitan area of Baltimore and represents over $7.0 million in annual contract revenue. Additional consideration may be paid during the subsequent four years based on financial performance of the acquired business. Of the total initial payment, $0.15 million was allocated to customer relationship intangible assets, $0.1 million to goodwill and $0.1 million to other assets.

      The Company made the following acquisitions during the year ended October 31, 2004:
      On March 15, 2004, the Company acquired substantially all of the operating assets of Security Services of America, LLC (SSA LLC), a North Carolina limited liability company and wholly owned subsidiary of SSA Holdings II, LLC. SSA LLC and its subsidiaries, also operating under the names “Silverhawk Security Specialists” and “Elite Protection Services,” provided full service private security and investigative services to a diverse client base that included small, medium and large businesses throughout the Southeast and Midwest regions of the United States. The total acquisition cost included an initial cash payment of $40.7 million, net of liabilities assumed totaling $0.3 million, plus contingent payments equal to 20% to 25% of adjusted earnings before interest and taxes, depending upon the level of actual earnings, for each of the years in the five-year period following the date of acquisition. Of the total purchase price, $7.1 million was allocated to customer relationship intangible assets and $2.7 million to trademarks and trade names. Additionally, $2.2 million of the total purchase price was allocated to fixed and other tangible assets and $29.0 million to goodwill.
      On April 2, 2004, the Company acquired a significant portion of the commercial janitorial assets of the Northeast United States Division of Initial Contract Services, Inc., a provider of janitorial services based in New York. The acquisition included key accounts throughout the Northeast region totaling approximately 50 buildings. The total acquisition cost included an initial cash payment of $3.5 million, of which $0.9 million was allocated to customer relationship intangible assets, $1.8 million to accounts receivable and $0.8 million to other assets, plus annual contingent payments for each of the years in the five-year period following the acquisition date, calculated as follows: 3% of the acquired operation’s revenues for the first and second year, 2% for the third and fourth year, and 1% for the fifth year.
      Acquisitions made during the year ended October 31, 2003 were as follows:
      On January 31, 2003, the Company acquired the commercial self-performed janitorial cleaning operations of Horizon National Commercial Services, LLC, a provider of janitorial services based in Red Bank, New Jersey. Assets acquired by the Company included key customer accounts in the eastern, mid-western and south central United States. The total adjusted acquisition cost was $14.7 million, which included the assumption of payroll-related liabilities totaling $0.2 million. Of the total adjusted acquisition cost, $8.7 million was allocated to goodwill, $4.2 million to other intangibles, and $1.8 million to fixed and other assets.
      On April 30, 2003, the Company acquired selected assets of Valet Parking Services, a provider of parking services based in Culver City, California. The total acquisition cost included an initial cash payment of $1.7 million, substantially all of which was allocated to other intangibles, plus annual contingent payments of $0.3 million for the three years subsequent to the acquisition date, if specified levels of variable gross profits from the acquired operations are maintained.
      On August 29, 2003, the Company acquired substantially all of the assets and operations of HGO Janitorial Services, a provider of janitorial services based in King of Prussia, Pennsylvania. Assets acquired by the Company include key customer accounts in the greater Philadelphia metropolitan area, including locations in New Jersey and Delaware. The total acquisition cost was $12.8 million, plus annual contingent amounts of approximately $1.1 million for the three years subsequent to the acquisition date if specified levels of customer accounts are retained, and additional annual contingent amounts for the three years subsequent to the acquisition date if financial performance exceeds agreed-upon levels. Of the total initial acquisition cost, $7.4 million was allocated to other intangibles, $5.0 million to goodwill, and $0.4 million to fixed and other assets at the time of acquisition. Contingent amounts, if paid, will be allocated to goodwill.
      Due to the size of these acquisitions, individually and in aggregate, pro forma information is not included in the consolidated financial statements.

12.	DISCONTINUED OPERATIONS
      On June 2, 2005, the Company sold substantially all of the operating assets of CommAir Mechanical Services, a wholly owned subsidiary of ABM (Mechanical) to Carrier Corporation, a wholly owned subsidiary of United Technologies Corporation (Carrier). The operating assets sold included customer contracts, accounts receivable, inventories, facility leases and other assets, as well as rights to the name “CommAir Mechanical Services.” The consideration paid was $32.0 million in cash, subject to certain adjustments, and Carrier’s assumption of trade payables and accrued liabilities. The Company realized a pre-tax gain of $21.4 million ($13.1 million after tax) on the sale of these assets in 2005.
      On July 31, 2005, the Company sold the remaining operating assets of Mechanical, consisting of its water treatment business, to San Joaquin Chemicals, Incorporated for $0.5 million, of which $0.25 million was in the form of a note and $0.25 million in cash. The operating assets sold included customer contracts and inventories. The Company realized a pre-tax gain of $0.3 million ($0.2 million after tax) on the sale of these assets in 2005.
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

      On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator Services, Inc. (Elevator), a wholly owned subsidiary of ABM, to Otis Elevator Company, a wholly owned subsidiary of United Technologies Corporation (Otis Elevator). The operating assets sold included customer contracts, accounts receivable, facility leases and other assets, as well as a perpetual license to the name “Amtech Elevator Services.” The consideration in connection with the sale included $112.4 million in cash and Otis Elevator’s assumption of trade payables and accrued liabilities. In fiscal 2003, the Company realized a gain on the sale of $52.7 million, which was net of $32.7 million of income taxes, of which $30.5 million was paid with the extension of the federal and state income tax returns on January 15, 2004. This payment has been reported under discontinued operations in the accompanying consolidated statements of cash flows. Income taxes on the gain on sale of discontinued operations for 2005 included a $0.9 million benefit from the correction of the overstatement of income taxes provided for the Elevator gain. The overstatement was related to the incorrect treatment of goodwill associated with assets acquired by Elevator in 1985.
      In June 2005, the Company settled litigation that arose from and was directly related to the operations of Elevator prior to its disposal. An estimated liability was recorded on the date of disposal. The settlement amount was less than the estimated liability by $0.2 million, pre-tax. This difference was recorded as income from discontinued operations in 2005.
      The operating results of Mechanical and Elevator for 2005, 2004 and 2003 are shown below. Operating results for 2005 for the portion of Mechanical’s business sold to Carrier are for the period beginning November 1, 2004 through the date of sale, June 2, 2005. Operating results for 2005 for Mechanical’s water treatment business are for the period beginning November 1, 2004 through the date of sale, July 31, 2005. Operating results for 2003 for Elevator are for the period beginning November 1, 2002 through the date of sale, August 15, 2003.

(in thousands)	2005	2004	2003

Revenues	$24,811	$41,074	$128,256

Income before income taxes	$273	$1,366	$5,833
Income taxes	107	537	2,247

Income from discontinued operations, net of income taxes	$166	$829	$3,586

13.	DISCLOSURES ABOUT FAIR VALUE OF
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

14.	CONTINGENCIES
      The Company accrues amounts it believes are adequate to address any liabilities related to litigation that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that litigation or other proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses at October 31, 2005 was insignificant.

15.	GUARANTEES AND INDEMNIFICATION AGREEMENTS
      The Company has applied the measurement and disclosure provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” agreements that contain guarantee and certain indemnification clauses. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of October 31, 2005 and 2004, the Company did not have any material guarantees that were issued or modified subsequent to October 31, 2002.
      However, the Company is party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. Primarily, these agreements are standard indemnification arrangements in its ordinary course of business. Pursuant to these arrangements, the Company may agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally its customers, in connection with any claims arising out of the services that the Company provides. The Company also incurs costs to defend lawsuits or settle claims related to these indemnification arrangements and in most cases these costs are paid from its insurance program. The term of these indemnification arrangements is generally perpetual. Although the Company attempts to place limits on this indemnification reasonably related to the size of the contract, the maximum obligation is not always explicitly stated and, as a result, the maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable.
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

16.	SUBSEQUENT EVENTS
      On November 1, 2005, the Company acquired the customer contracts of Brandywine Building Services, Inc., a facility services company based in Wilmington, Delaware, for approximately $3.6 million in cash. Additional cash consideration of approximately $2.4 million is expected to be paid based on the financial performance of the acquired business over the next four years. With annual revenues in excess of $9.0 million, Brandywine Building Services, Inc. is a provider of commercial office cleaning and specialty cleaning services throughout Delaware, southeast Pennsylvania and south New Jersey.
      On November 27, 2005, the Company acquired the customer contracts of Fargo Security, Inc., a security guard services company based in Miami, Florida, for approximately $1.2 million in cash. Additional cash consideration of approximately $0.5 million is expected to be paid based on the revenue retained by the acquired business over the 90 days following the date of acquisition. With annual revenues in excess of $6.5 million, Fargo Security, Inc. is a provider of contract security guard services throughout the Miami metropolitan area.
      On December 11, 2005, the Company acquired the customer contracts of MWS Management, Inc., dba Protector Security Services, a security guard services company based in St. Louis, Missouri, for approximately $0.6 million in cash. Additional cash consideration of approximately $0.3 million is expected to be paid based on the revenue retained by the acquired business over the 90 days following the date of acquisition. With annual revenues in excess of $2.6 million, Protector Security Services is a provider of contract security guard services throughout the St. Louis metropolitan area.
      In February 2006, the Company agreed to settle certain litigation and other claims that were pending at October 31, 2005. Because the settlements occurred before the 2005 financial statements were issued, this amount was subsequently accrued for as of October 31, 2005 in the aggregate amount of $7.8 million. The foregoing amount does not take into account recoveries, if any, from insurance carriers.

17.	SEGMENT INFORMATION
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
      The Company is currently organized into five separate operating segments. Under the criteria of SFAS No. 131, Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. On November 1, 2004, Facility Services merged with Engineering. The operating results of Facility Services for the prior period have been reclassified to Engineering from the Other segment for comparative purposes. The operating results of Mechanical, also previously included in the Other segment, and Elevator are reported separately under discontinued operations and are excluded from the table below. (See Note 12.) As a result of the reclassifications of Facility Services and Mechanical, the Other segment no longer exists. All segments are distinct business units. They are managed separately because of their unique services, technology and marketing requirements. Nearly 100% of the operations and related sales are within the United States and no single customer accounts for more than 5% of sales.
      Corporate expenses are not allocated. The unallocated corporate expenses include the $5.5 million reduction of insurance reserves in 2005 and the $17.2 million increase in insurance reserves in 2004. (See Note 2.) While virtually all insurance claims arise from the operating segments, these adjustments were recorded as unallocated corporate expense. Had the Company allocated the insurance charge among the segments, the reported pre-tax operating profits of the segments, as a whole, would have been increased by $5.5 million for 2005 and reduced by $17.2 million for 2004, with an equal and offsetting change to unallocated corporate expenses and therefore no change to consolidated pre-tax earnings.

(in thousands)							Assets Held	Consolidated
Year ended October 31, 2005	Janitorial	Parking	Security	Engineering	Lighting	Corporate	For Sale	Totals

Sales and other income	$1,525,565	$409,886	$294,299	$238,794	$116,218	$1,804	$—	$2,586,566
Gain on insurance claim	—	—	—	—	—	$1,195	—	1,195

Total revenues	$1,525,565	$409,886	$294,299	$238,794	$116,218	$2,999	$—	$2,587,761

Operating profit	$67,754	$10,527	$3,089	$14,200	$3,805	$(35,300)	$—	$64,075
Gain on insurance claim	—	—	—	—	—	$1,195	—	1,195
Interest expense	—	—	—	—	—	(884)	—	(884)

Income from continuing operations before income taxes	$67,754	$10,527	$3,089	$14,200	$3,805	$(34,989)	$—	$64,386

Identifiable assets	$398,361	$87,663	$106,451	$50,875	$94,904	$165,456	$—	$903,710

Depreciation expense	$5,721	$1,113	$677	$41	$1,567	$4,799	$—	$13,918

Intangible amortization expense	$3,189	$555	$1,929	$—	$—	$—	$—	$5,673

Capital expenditures	$4,633	$1,367	$511	$66	$1,809	$9,352	$—	$17,738

Year ended October 31, 2004

Sales and other income	$1,442,901	$384,547	$224,715	$209,156	$112,074	$1,756	$—	$2,375,149

Operating profit	$60,574	$9,514	$9,002	$12,096	$2,822	$(47,996)	$—	$46,012
Interest expense	—	—	—	—	—	$(1,016)	—	(1,016)

Income from continuing operations before income taxes	$60,574	$9,514	$9,002	$12,096	$2,822	$(49,012)	$—	$44,996

Identifiable assets	$383,566	$78,548	$90,627	$38,715	$85,411	$151,216	$14,441	$842,524

Depreciation expense	$5,237	$1,092	$552	$44	$1,578	$4,521	$—	$13,024

Intangible amortization expense	$2,766	$706	$929	$118	$—	$—	$—	$4,519

Capital expenditures	$5,795	$1,085	$182	$82	$1,524	$2,792	$—	$11,460

Year ended October 31, 2003

Sales and other income	$1,368,282	$380,576	$159,670	$185,515	$127,539	$785	$—	$2,222,367

Operating profit	$53,899	$6,238	$6,485	$9,571	$5,646	$(29,205)	$—	$52,634
Interest expense	—	—	—	—	—	$(758)	—	(758)

Income from continuing operations before income taxes	$53,899	$6,238	$6,485	$9,571	$5,646	$(29,963)	$—	$51,876

Identifiable assets	$363,004	$78,185	$35,828	$37,609	$80,211	$197,441	$12,028	$804,306

Depreciation expense	$5,425	$1,368	$268	$89	$1,584	$4,939	$—	$13,673

Intangible amortization expense	$1,488	$415	$—	$141	$—	$—	$—	$2,044

Capital expenditures	$5,017	$1,228	$109	$23	$1,551	$3,607	$—	$11,535

18.	QUARTERLY INFORMATION (UNAUDITED)
      Restatement of Quarterly Information. The financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended January 31, 2005, April 30, 2005 and July 31, 2005 have been restated herein to correct accounting errors associated with operations acquired from SSA LLC in 2004 in the Security segment of the Company. These errors primarily involved understatement of cost of goods sold, accrued compensation, accounts payable and other assets and an overstatement of cash and cash equivalents during the first three quarters of 2005 and errors in accounting for the subcontracting arrangement with SSA LLC while certain state operating licenses were being obtained by the Company. The adjustments to correct these accounting errors were as follows: 1) a reduction in cash and cash equivalents of $2.2 million, $3.0 million and $7.0 million as of January 31, 2005, April 30, 2005 and July 31, 2005, respectively, 2) an increase in prepaid expenses and other current assets of $0.2 million as of January 31, 2005 and a reduction of $0.2 million as of April 30, 2005 for overpayments to SSA LLC, 3) an increase in accrued compensation of $2.0 million, $2.9 million and $0.9 million as of January 31, 2005, April 30, 2005 and July 31, 2005, respectively, 4) an increase in payroll and payroll related expenses (which is included in operating expenses and cost of goods sold) of $0.6 million, $2.1 million and $1.8 million for the quarters ended January 31, 2005, April 30, 2005 and July 31, 2005, respectively, and 5) an increase in selling, general & administrative expense to fully reserve the $3.4 million overpayment to SSA LLC for the quarter ended January 31, 2005. The aggregate effect of the adjustments was to reduce the operating profits of the Security segment by $4.0 million in the quarter ended January 31, 2005, $2.1 million in the quarter ended April 30, 2005 and $1.8 million for the quarter ended July 31, 2005. Of the $4.0 million reduction in the operating profits of the Security segment in the quarter ended January 31, 2005, $2.0 million was a correction of an error attributable to a $2.8 million charge to selling, general and administrative expenses for a reserve provided for the amount the Company believes it overpaid SSA LLC in 2004 in connection with the subcontracting arrangement with SSA LLC and a $0.3 million charge to cost of goods sold to correct the understatement of payroll and payroll related expenses in 2004, partially offset by $1.1 million benefit in cost of goods sold from correcting the overstatement of insurance expense in 2004.
      The net effect of these adjustments on income from continuing operations and net income are shown below.

Net Income Restatement Adjustments (Unaudited)

	Quarter	Quarter	Quarter
	Ended	Ended	Ended
	January 31,	April 30,	July 31,
(in thousands)	2005	2005	2005

Cost of goods sold	$(600)	$(2,100)	$(1,800)
Selling, general and of administrative expenses	$(3,400)
Net decrease in income from continuing operations before income taxes	(4,000)	(2,100)	(1,800)
Income taxes	(1,560)	(819)	(702)

Net decrease in income from continuing operations	$(2,440)	$(1,281)	(1,098)

Net decrease in net income	$(2,440)	$(1,281)	(1,098)

      The net effect of these adjustments on specific balance sheet line items are shown below.

Balance Sheet Restatement Adjustments (Unaudited)

	January 31,	April 30,	July 31,
(in thousands)	2005	2005	2005

Assets
Cash and cash equivalents	$(2,200)	$(3,000)	$(7,000)
Prepaid expenses and other current assets	200	(200)

Total assets adjustment	$(2,000)	$(3,200)	$(7,000)

Liabilities
Income taxes payable	$(1,560)	$(2,379)	$(3,081)
Accrued compensation	2,000	2,900	900
Stockholders’ equity
Retained earnings	(2,440)	(3,721)	(4,819)

Total liabilities and stockholders’ equity adjustment	$(2,000)	$(3,200)	$(7,000)

Balance sheet items, as reported (unaudited)
Cash and cash equivalents	$62,975	$52,513	$43,202
Prepaid expenses and other current assets	$46,529	$46,177	$44,959
Total assets	$874,904	$871,930	$877,354
Income taxes payable	$12,353	$2,674	$3,263
Accrued compensation	$65,003	$62,004	$64,071
Retained earnings	$330,999	$336,295	$366,994
Total liabilities and stockholders’ equity	$874,904	$871,930	$877,354
Balance sheet items, as restated (unaudited)
Cash and cash equivalents	$60,775	$49,513	$36,202
Prepaid expenses and other current assets	$46,729	$45,977	$44,959
Total assets	$872,904	$868,730	$870,354
Income taxes payable	$10,793	$295	$182
Accrued compensation	$67,003	$64,904	$64,971
Retained earnings	$328,559	$332,574	$362,175
Total liabilities and stockholders’ equity	$872,904	$868,730	$870,354

      The quarterly information for the three years ended October 31, 2005, 2004 and 2003 is as follows.

	Fiscal Quarter

(in thousands, except per share amounts)	First	Second	Third	Fourth	Year

Year ended October 31, 2005, as reported
Sales and other income	$638,165	$639,555	$650,140
Gross profit from continuing operations	$59,308	$62,829	$79,181
Income from continuing operations	$8,063	$10,124	$21,692
Income (loss) from discontinued operations	(139)	387	(15)
Gain on sale of discontinued operations	—	—	14,221

	$7,924	$10,511	$35,898

Net income per common share — Basic
Income from continuing operations	$0.16	$0.20	$0.45
Income (loss) from discontinued operations	—	0.01	(0.01)
Gain on sale of discontinued operations	—	—	0.29

	$0.16	$0.21	$0.73

Net income per common share — Diluted
Income from continuing operations	$0.16	$0.20	$0.43
Income from discontinued operations	—	—	—
Gain on sale of discontinued operations	—	—	0.29

	$0.16	$0.20	$0.72

Year ended October 31, 2005	As restated	As restated	As restated
Sales and other income	$638,165	$639,555	$650,140	$658,706	$2,586,566
Gross profit from continuing operations	$58,708	$60,729	$77,381	$77,061	$273,879
Income from continuing operations	$5,623	$8,843	$20,594	$8,494	$43,554
Income (loss) from discontinued operations	(139)	387	(15)	(67)	166
Gain on sale of discontinued operations	—	—	14,221	—	14,221

	$5,484	$9,230	$34,800	$8,427	$57,941

Net income per common share — Basic
Income from continuing operations	$0.11	$0.18	$0.42	$0.17	$0.88
Income (loss) from discontinued operations	—	0.01	(0.01)		—
Gain on sale of discontinued operations	—	—	0.29	—	0.29

	$0.11	$0.19	$0.70	$0.17	1.17

Net income per common share — Diluted
Income from continuing operations	$0.11	$0.17	$0.41	$0.17	$0.86
Income from discontinued operations		0.01	(0.01)	—	—
Gain on sale of discontinued operations	—	—	0.29	—	0.29

	$0.11	$0.18	$0.69	$0.17	$1.15

	Fiscal Quarter

(in thousands, except per share amounts)	First	Second	Third	Fourth	Year

Year ended October 31, 2004
Sales and other income	$561,635	$580,923	$612,797	$619,794	$2,375,149
Gross profit from continuing operations	$50,668	$54,175	$64,906	$47,763	$217,512
Income from continuing operations	$6,152	$7,280	$12,896	$3,316	$29,644
Income from discontinued operations	183	60	252	334	829
Gain on sale of discontinued operations	—	—	—	—	—

	$6,335	$7,340	$13,148	$3,650	$30,473

Net income per common share — Basic
Income from continuing operations	$0.13	$0.15	$0.26	$0.07	$0.61
Income from discontinued operations	—	—	0.01	0.01	0.02
Gain on sale of discontinued operations	—	—	—	—	—

	$0.13	$0.15	$0.27	$0.08	$0.63

Net income per common share — Diluted
Income from continuing operations	$0.13	$0.15	$0.25	$0.06	$0.59
Income from discontinued operations	—	—	0.01	0.01	0.02
Gain on sale of discontinued operations	—	—	—	—	—

	$0.13	$0.15	$0.26	$0.07	$0.61

Year ended October 31, 2003
Sales and other income	$543,022	$552,748	$559,218	$567,379	$2,222,367
Gross profit from continuing operations	$46,642	$54,031	$53,737	$60,217	$214,627
Income from continuing operations	$4,244	$8,793	$9,729	$11,832	$34,598
Income from discontinued operations	663	823	1,468	632	3,586
Gain on sale of discontinued operations	—	—	—	52,736	52,736

	$4,907	$9,616	$11,197	$65,200	$90,920

Net income per common share — Basic
Income from continuing operations	$0.09	$0.18	$0.20	$0.24	$0.71
Income from discontinued operations	0.01	0.02	0.03	0.01	0.07
Gain on sale of discontinued operations	—	—	—	1.07	1.07

	$0.10	$0.20	$0.23	$1.32	$1.85

Net income per common share — Diluted
Income from continuing operations	$0.09	$0.17	$0.19	$0.24	$0.69
Income from discontinued operations	0.01	0.02	0.03	0.01	0.07
Gain on sale of discontinued operations	—	—	—	1.06	1.06

	$0.10	$0.19	$0.22	$1.31	$1.82

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
       Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
       a. Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2005, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, these officers concluded that these disclosure controls and procedures were not effective as of October 31, 2005 because of the material weaknesses in internal control over financial reporting pertaining to operations acquired in the Company’s Security segment in March 2004 described below. The deficiencies in internal control over financial reporting that existed with respect to this operation also constituted material weaknesses in the quarters ended January 31, 2005, April 30, 2005 and July 31, 2005 and required the Company to restate its previously issued financial statements for those quarters. Although the Company’s principal executive officer and principal financial officer had earlier concluded that the Company’s disclosure controls and procedures were adequate as of those dates, in light of the determination of the material weaknesses, these officers have now concluded they were not. Further, in response to these material weaknesses, management performed extensive supplemental analyses and other post-closing procedures in preparing its financial statements as of and for the year ended October 31, 2005 to ensure that such financial statements were fairly stated, in all material respects, in accordance with accounting principles generally accepted in the United States of America.
      b. Management’s Report on Internal Control Over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements nor completely eliminate the risk of collusion. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005 based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Control — Integrated Framework. Based on that assessment, the manage-

ment of the Company identified material weaknesses in the Company’s internal control over financial reporting as discussed below. Therefore, the management of the Company concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2005.
      The material weaknesses are related to the Company’s controls over and at the operations the Company acquired in March 2004 from Security Services of America, LLC (SSA LLC), included as a subsidiary within the Company’s Security segment (SSA). The deficiencies that constitute the material weaknesses were as follows:

•	Procedures regarding the preparation and documentation of journal entries were not operating in accordance with the Company’s policies and the review and approval of such journal entries were ineffective.

•	Periodic reconciliations and account analyses of cash and cash equivalents and accrued liabilities were not prepared and reviewed in accordance with the Company’s policies.

•	Duties related to preparation of journal entries and account reconciliation and analysis were not appropriately segregated in accordance with the Company’s policies.

•	Appropriate procedures to document, review and approve the subcontracting transactions between the Company and SSA LLC were not established.

•	Appropriate procedures to segregate SSA LLC’s cash collections and disbursements from those of the Company were not established.
      In addition, the Company did not have adequate controls over the initial assessment, integration and subsequent monitoring of the employees of SSA, nor did it adequately establish or implement post-acquisition policies and procedures at SSA. This material weakness resulted in the aforementioned material weaknesses not being identified and remediated timely.
      The material weaknesses resulted in a material understatement of cost of goods sold, selling, general and administrative expenses, and accrued compensation and a material overstatement of cash and cash equivalents, that required the Company to restate its previously issued financial statements for the quarters ended January 31, 2005, April 30, 2005 and July 31, 2005. Material errors were also identified in the quarter ended October 31, 2005, and these errors were corrected prior to the issuance of the accompanying 2005 financial statements.
      The Company’s independent registered public accounting firm has issued an auditors’ report on management’s assessment of the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”
      c. Completed and Planned Remediation Actions to Address the Internal Control Weaknesses. The management of the Company believes that the conversion of SSA LLC’s financial systems to the Company’s enterprise-wide financial systems as of July 1, 2005 has already helped in promoting standard documentation controls and procedures. Furthermore, the management of the Company believes that actions taken since October 31, 2005 and actions that will be taken in 2006, along with other improvements yet to be formally identified, will address the material weaknesses in the Company’s internal control over financial reporting noted above. The remediation actions to be taken in connection with the operations acquired from SSA LLC include:

•	Implementation of effective secondary review and approval of journal entries and supporting documentation.

•	Implementation of effective secondary review and approval of account reconciliations and analyses.

•	Implementation of quarterly review of financial controls checklist and financial statements by internal audit.

•	Identification of additional resources, including management personnel from the Company’s other Security operations, to review financial closing, including the review of operational reports used by Regional and Branch personnel in determining customer profitability.

•	Evaluation of the accounting personnel requirements for headquarters for the operations acquired from SSA LLC in Morehead City, North Carolina and the Security segment headquarters in Houston, Texas.
      While most of the remediation actions were implemented prior to the issuance of the accompanying 2005 financial statements for the year ended October 31, 2005, the material weaknesses will not be considered fully remediated until the improved internal controls operate for a period of time and, through testing, are deemed to be operating effectively.
      In addition to the remediation actions specific to the operations acquired from SSA LLC, outlined above, the Company intends to take the following actions in respect of future acquisitions:

•	Establishment of formal integration policies and procedures for accounting, human resources and other administrative processes.

•	Adoption of a new Company policy to require conversion of the acquired businesses’ financial systems to the Company’s enterprise-wide general ledger and payroll systems within three months from acquisition. Exceptions will require formal risk assessment and approval.

•	Adoption of a new Company policy to require conversion of the acquired businesses’ banking systems to the Company’s centrally controlled banking platform within three months of acquisition. Exceptions (current and prospective) will require formal risk assessment and approval.
      d. Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As set forth above under “Completed and Planned Remediation Actions to Address the Internal Control Weaknesses,” the Company has implemented a number of changes since October 31, 2005 that it believes have materially improved the Company’s internal control over financial reporting and expects similar improvement from the remediation actions detailed above but not yet implemented.

ITEM 9B.	OTHER INFORMATION
       Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers
      The information required by this item regarding ABM’s executive officers is included in Part I under “Executive Officers of the Registrant.”
Directors
      The directors of ABM as of March 27, 2006 are as follows:

		Position, Principal Occupation,
Name	Age	Business Experience and Directorships

Linda L. Chavez	58	Chairman of the Center for Equal Opportunity since January 2006; founder and President of the Center for Equal Opportunity from January 1995 through December 2005; radio talk host for WMET since December 2003; author and nationally syndicated columnist and television commentator. Also a director of Pilgrim’s Pride Corporation. ABM director since 1997.
Luke S. Helms	62	Managing Director, Sonata Capital Group, a privately-owned registered investment advisory firm since June 2000; Vice Chairman of KeyBank from April 1998 to March 2000; Vice Chairman of BankAmerica Corporation and Bank of America NT&SA from May 1993 to October 1996. ABM director since 1995.
Maryellen C. Herringer	62	Chairman of the Board since March 2006; attorney-at-law; Executive Vice President & General Counsel of APL Limited, an international provider of transport and logistics services, from March 1995 to December 1997; Senior Vice President & General Counsel of APL Limited from July 1991 to March 1995. Also a director of Golden West Financial Corporation; World Savings Bank, a wholly-owned subsidiary of Golden West Financial Corporation; PG&E Corporation; and Pacific Gas & Electric Company, a subsidiary of PG&E Corporation. ABM director since 1993.
Charles T. Horngren	79	Edmund J. Littlefield Professor of Accounting, Emeritus, Stanford Business School; author and consultant. ABM director since 1973.
Henry L. Kotkins, Jr.	57	Chairman & Chief Executive Officer of Skyway Luggage, a privately-held luggage manufacturer and distributor, since 1980. Also a director of Cutter & Buck. ABM director since 1995.
Martinn H. Mandles	65	Chairman of the Board from December 1997 to March 2006. Retired as an officer and employee of ABM in November 2004, after 33 years of employment, including service as Chief Administrative Officer from November 1991 to July 2002 and Executive Vice President from November 1991 to December 1997. ABM director since 1991.
Theodore T. Rosenberg	97	Retired as an officer and employee of ABM in December 1989, after 61 years of employment, including service as President from 1935 to 1962 and Chairman of the Board from 1962 to 1984. ABM director since 1962.
Henrik C. Slipsager	51	President & Chief Executive Officer of ABM since November 2000; Executive Vice President and President of ABM Janitorial Services from November 1999 to October 2000; Senior Vice President and Executive Vice President of ABM Janitorial Services from January 1997 to October 1999. ABM director since 2000.
William W. Steele	69	Retired as an officer and employee of ABM in October 2000 after 43 years of employment, including service as President & Chief Executive Officer from November 1994 to October 2000. Also a director of Labor Ready, Inc. ABM director since 1988.

Audit Committee
      The Audit Committee of the Board of Directors oversees the corporate financial reporting process and the internal and independent audits of ABM, and ensures that there is effective communication among the Board, management and the independent registered public accountant. The responsibilities of the Audit Committee include: (1) selecting the independent registered public accountant, (2) approving the fees for the independent registered public accountant, (3) ensuring the independence of the independent registered public accountant, (4) overseeing the work of the independent registered public accountant, and (5) reviewing ABM’s system of internal accounting controls. The members of the Audit Committee are: Mr. Horngren, Chair, Mr. Helms, and Ms. Herringer.
      Each member of the Audit Committee is independent. In addition, the Board of Directors has determined that each member of the Committee is financially literate and qualifies as an “audit committee financial expert” under the definition set forth in Item 401 of Regulation S-K. Mr. Horngren’s expertise stems from his accounting expertise and experience in assessing the performance of companies with respect to the preparation of financial statements, including his experience on the ABM Audit Committee. Mr. Helms’ expertise derives from his experience overseeing the performance of companies in the banking industry with respect to the preparation of financial statements and his experience on the ABM Audit Committee. Ms. Herringer has relevant experience as a partner in the corporate and business law departments at two of the nation’s major corporate law firms in which she advised clients about securities filings, corporate transactions, corporate governance, and other matters. In addition, the internal audit function at APL Limited reported to Ms. Herringer during part of her tenure there. Ms. Herringer’s expertise also derives from experience on the ABM Audit Committee and as a member of the audit committee of Golden West Financial Corporation, a publicly held company. She also serves on the Audit Committee of PG&E Corporation.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires ABM’s directors, officers and persons who own more than 10% of a registered class of ABM’s securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the reporting forms and representations of its directors, officers and 10% stockholders, ABM believes that during fiscal 2005 all forms required to be filed under Section 16(a) were filed on a timely basis.
Code of Business Conduct & Ethics
      The Company has adopted and posted on its Website (www.abm.com) the ABM Code of Business Conduct & Ethics (the “Code of Ethics”) that applies to all directors, officers and employees of the Company, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. If any amendments are made to the Code of Ethics or if any waiver, including any implicit waiver, from a provision of the Code of Ethics is granted to the Company’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, the Company will disclose the nature of such amendment or waiver on its Website.
Annual Certification to New York Stock Exchange
      ABM’s common stock is listed on the New York Stock Exchange. As a result, ABM’s Chief Executive Officer is required to make and he has made on March 28, 2005, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the New York Stock Exchange Listed Company Manual stating that he was not aware of any violations by the Company of the New York Stock Exchange corporate governance listing standards.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
      The compensation of the Chief Executive Officer, the four other most highly compensated executive officers of ABM during fiscal year 2005 serving as executive officers at the end of fiscal year 2005, and an additional executive officer who resigned from ABM during 2005, is set forth below for fiscal years 2005, 2004 and 2003. Columns regarding “Restricted Stock Awards,” and “Long-Term Incentive Plan Payouts” are excluded because no reportable payments in those categories were made to these persons in or for the relevant years.

					Long-Term
					Compensation
					Awards
		Annual Compensation
					Securities	All Other
	Fiscal	Salary		Other Annual	Underlying	Compensation
Name and Principal Position	Year	($)(1)	Bonus($)	Compensation(2)	Options (#)	($)

Henrik C. Slipsager	2005	677,950	338,975	34,836	200,000	4,200	(3)
President & Chief	2004	677,950	234,549	31,963	0	4,100	(3)
Executive Officer	2003	677,950	185,922		0	4,000	(3)

James P. McClure	2005	439,300	210,864	23,051	125,640	3,225	(3)
Exec. VP & President	2004	439,300	179,937	22,037	0	8,200	(3)
of ABM Janitorial Services	2003	422,415	105,273	—	0	9,621	(3)

George B. Sundby	2005	350,000	101,500	20,587	101,000	8,400	(3)
Executive VP &	2004	343,489	56,424	18,043	0	8,200	(3)
Chief Financial Officer	2003	312,900	105,496	—	0	10,154	(3)

Steven M. Zaccagnini	2005	319,815	179,098	11,466	100,000	8,290	(3)
Executive VP & President	2004	309,000	108,150	17,421	0	10,328	(3)
of ABM Facility Services	2003	287,500	75,000	—	60,000	82,601	(4)

Linda S. Auwers(5)	2005	306,153	86,657	15,271	75,000	9,686	(3)
Senior VP, General	2004	295,025	60,371	14,908	0	18,153	(6)
Counsel & Corporate Secretary	2003	142,972	63,180	—	120,000	15,257	(7)

William T. Petty(8)	2005	337,500	168,750	13,734	50,000	0
Executive VP & Chief	2004	268,800	131,250	7,462	80,000	56,934	(7)
Operating Officer

(1)	Annual compensation for each year includes amounts deferred under ABM’s Deferred Compensation Plan.

(2)	The fiscal year 2005 aggregate incremental costs for perquisites and personal benefits include the following: Mr. Slipsager, $14,188 for automobile allowance and expenses, $14,843 for club dues; $5,039 for parking expenses, and $766 for other perquisites; Mr. McClure, $13,689 for automobile allowance and expenses, $8,473 for club dues and $889 for other perquisites; Mr. Sundby, $12,576 for automobile allowance and expenses; $3,600 for parking; and $4,411 for club dues; Mr. Zaccagnini, $10,845 for automobile allowance and expenses, $177 in above-market interest under the ABM Deferred Compensation Plan, and $444 for other perquisites; Ms. Auwers, $11,215 for automobile allowance and expenses, $3,600 in lieu of parking expenses, and $456 for other perquisites; and Mr. Petty, $9,819 for automobile allowance and expenses, $2,925 for parking expenses, and $990 for other perquisites. The fiscal year 2004 aggregate incremental costs for perquisites and personal benefits include the following: Mr. Slipsager, $13,523 for automobile allowance and expenses, $12,827 for club dues; $5,218 for parking expenses, and $395 for credit card fees; Mr. McClure, $10,305 for automobile allowance and expenses, $1,500 for parking expenses, and $10,232 for club dues; Mr. Sundby, $11,687 for automobile allowance and expenses; $2,756 for club dues; and $3,600 for parking expenses; Mr. Zaccagnini, $10,866 for automobile allowance and expenses and $6,555 for club dues; Ms. Auwers, $11,308 for automobile allowance and expenses, and $3,600 in lieu of parking expenses; and Mr. Petty, $6,537 for automobile allowance and expenses and $925 for parking expenses. ABM did not provide reimbursement for personal income taxes associated with any of these perquisites or personal benefits. The incremental costs for perquisites for fiscal year 2003 are not reflected; however, in each case such amounts were in the aggregate below the lesser of $50,000 or 10% of such executive’s annual salary and bonus. The perquisites and personal benefits for the named executives in 2003 were similar in type and cost to those in 2004 and 2005.

(3)	ABM’s contribution to the 401(k) Plan, in which all employees are generally eligible to participate.

(4)	Includes $78,465 in reimbursement of relocation expenses and $4,136 in contributions to ABM’s 401(k) Plan.

(5)	Ms. Auwers joined ABM as Senior Vice President, General Counsel & Corporate Secretary in May 2003.

(6)	Includes $14,025 in reimbursement of relocation expenses and $4,128 in contributions to ABM’s 401(k) Plan.

(7)	Consists of relocation expenses.

(8)	Mr. Petty began employment at ABM in April 2004 and resigned in July 2005.

Options Granted to Executive Officers
      The persons named in the Summary Compensation Table received the stock option grants set forth below in fiscal year 2005.
Stock Option Grants in Last Fiscal Year

Individual Grants
							Potential Realizable Value
	Number of	% of Total					At Assumed Annual Rates
	Securities	Options					of Stock Price Appreciation
	Underlying	Granted to		Exercise or			for Option Term(2)
	Option	Employees in		Base	Expiration
Name	Granted(#)	Fiscal Year		Price(1)	Date		5%	10%

Henrik C. Slipsager(3)	100,000	7.3	(4)	18.30	06/14/2015		$1,150,877	$2,916,549
	100,000	7.3	(5)	20.90	09/14/2015		$1,314,390	$3,330,922
James P. McClure	120,000	8.7	(4)	18.30	06/14/2015		$1,381,053	$3,499,858
	5,640	0.0	(5)	20.90	09/14/2015		$74,132	$187,864
George B. Sundby	28,000	2.0	(5)	21.81	03/24/2015		$384,053	$973,267
	23,000	1.7	(6)	21.70	03/24/2015		$313,881	$795,437
	50,000	3.6	(4)	18.30	06/14/2015		$575,439	$1,458,274
Steven M. Zaccagnini	100,000	7.3	(4)	18.30	06/14/2015		$1,150,877	$2,916,549
Linda S. Auwers	75,000	5.4	(4)	18.30	06/14/2015		$863,158	$2,187,412
William T. Petty	50,000	3.6	(4)	18.30	10/31/2005	(7)	$0	$0

(1)	The exercise price equals the fair market value of ABM common stock on the date of grant.

(2)	A term of ten years has been used in calculating assumed appreciation. No gain to the optionee is possible without an increase in the price of ABM common stock from the exercise price, which will benefit all stockholders.

(3)	On November 29,2005, Mr. Slipsager received an additional option under the Time-Vested Plan to acquire 57,000 shares at an exercise price of $20.83, which vests 20% per year over the first five years. The right to exercise these options expires on the earlier of ten years from grant or three months after termination of employment. However, these options may be immediately exercised in the event of a “Change of Control” as defined in the Time-Vested Plan.

(4)	Price-Vested Performance Stock Options granted under the 2002 Plan, which vest over the first four years at a rate tied to the price of ABM Common Stock, 50% at $23.00 and 50% at $26.00, and after eight years from the date of grant if not previously vested. The right to exercise these options expires on the earlier of ten years from grant or three months after termination of employment. However, these options may be immediately exercised in the event of a “Change of Control” as defined in the 2002 Plan.

(5)	Time-Vested Stock Options granted under the Time-Vested Plan, which vest 20% per year over the first five years. The right to exercise these options expires on the earlier of ten years from grant or three months after termination of employment. However, these options may be immediately exercised in the event of a “Change of Control” as defined in the Time-Vested Plan.

(6)	Price-Vested Performance Stock Options granted under the 2002 Plan, which vest over the first four years at a rate tied to the price of ABM Common Stock, 25% at each of $22.50, $25.00, $27.50, and $30.00, and after eight years from the date of grant if not previously vested. The right to exercise these options expires on the earlier of ten years from grant or three months after termination of employment. However, these options may be immediately exercised in the event of a “Change of Control” as defined in the 2002 Plan.

(7)	Options terminated 90 days after termination of employment.
Options Exercised and Fiscal Year-End Stock Option Values
      The following table sets forth certain information concerning the value of stock options owned at fiscal year end by the persons named in the Summary Compensation Table.
Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Stock Option Values

			Common Shares
			Underlying Unexercised		Value of Unexercised
			Options At October 31,		In-the-Money Options at
	Shares		2005(#)		October 31, 2005(1)
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Henrik C. Slipsager	-0-	-0-	287,000	323,000	$1,659,385	$550,675
James P. McClure	-0-	-0-	156,000	238,640	$424,420	$564,395
George B. Sundby	-0-	-0-	114,000	167,000	$470,910	$324,290
Steven M. Zaccagnini	-0-	-0-	34,000	166,000	$140,430	$402,970
Linda S. Auwers	-0-	-0-	36,000	159,000	$209,880	$600,720
William T. Petty	18,000	$44,100	0	0	0	0

(1)	The value of unexercised in-the-money options equals the difference between the option exercise price and $19.78, the closing price of ABM common stock on the New York Stock Exchange on October 31, 2005, multiplied by the number of shares underlying the option.

Supplemental Executive Retirement Plan
      The Company has unfunded retirement agreements for 46 current and former senior executives, including two current directors who were former senior executives, many of which are fully vested. The retirement agreements provide for monthly benefits for ten years commencing at the later of the respective retirement dates of those executives or age 65. The benefits are accrued over the vesting period. Effective December 31, 2002, this plan was amended to preclude new participants.
      When fully vested, the current supplemental executive retirement benefits shall provide the following for the persons named in the Summary Compensation Table: for Henrik C. Slipsager, $1,000,000; for James P. McClure, $250,000; and for George B. Sundby and Steven M. Zaccagnini, $150,000. The amounts currently vested are $986,000, $217,000, $66,250 and $51,000 for Messrs. Slipsager, McClure, Sundby and Zaccagnini, respectively. The amounts accrued in 2005 for these benefits for the named executives were $66,454, $12,733, $7,669 and $4,385, respectively. The other persons named in the Summary Compensation Table are not eligible to participate in this plan.
Service Award Benefit Plan
      The Company has an unfunded service award benefit plan, with a retroactive vesting period of five years. This plan is a “severance pay plan” as defined by the Employee Retirement Income Security Act (“ERISA”) and covers certain qualified employees. The plan provides participants, upon termination, with a guaranteed seven days pay for each year of employment between November 1989 and January 2002. The amount of the payment is based on the final average annual compensation, up to a maximum of $175,000, received by the employees during their last three full years of full-time employment with ABM. The amount of payment under the plan, together with any other severance pay paid to the employee, cannot exceed two times the compensation received by the employee in the twelve-month period preceding the termination of employment. If the employee is terminated for cause (such as theft or embezzlement), such employee forfeits any benefits payable under the plan. Mr. Slipsager’s benefit under this plan will be based on 51 days’ pay; and Mr. McClure’s on 122 days’ pay. Were Messrs. Slipsager and McClure to have terminated service effective October 31, 2005, they would have been eligible to receive $34,327 and $82,115 under the plan. The other persons named in the Summary Compensation Table are not eligible to participate in this plan.
Deferred Compensation Plan
      ABM’s Deferred Compensation Plan is an unfunded deferred compensation plan available to executive, management, administrative, and sales employees whose annualized base salary exceeds $95,000. The plan allows employees to make pre-tax contributions from 1% to 20% of their compensation, including base pay and bonuses. Deferred amounts earn interest equal to the prime interest rate on the last day of the calendar quarter up to 6%. If the prime rate exceeds 6%, the plan interest rate is equal to 6% plus one-half of the excess of prime rate over 6%. The average interest rate credited to the deferred compensation amounts for 2005 was 6%. The Deferred Compensation Plan benefits of Mr. Zaccagnini, the only executive named in the Summary Compensation Table who participated in this plan, are described in the Summary Compensation Table.
Employment and Severance Agreements; Perquisites
      ABM or its subsidiaries have written employment agreements with the named executive officers (other than Mr. Petty), as well as certain other officers. These employment agreements provide for annual salaries in the following amounts for fiscal year 2006: for Henrik C. Slipsager, $700,000; James P. McClure, $439,300; for George B. Sundby, $350,000; for Steven M. Zaccagnini, $400,000; and for Linda S. Auwers $310,745. These employment agreements provide for annual bonuses based on a target percentage of base salary, in each case subject to modification based on individual performance.
      For 2006, Mr. Slipsager’s bonus target is 75% of base compensation and may range from 0 to 150% of the targeted amount. His performance objectives are based on a number of financial, operations, and control related targets. Mr. McClure’s target bonus for 2006 is 60% of base compensation; Messrs. Sundby and Mr. Zaccagnini’s target bonus is 50% of base compensation and Ms. Auwers’s target bonus is 40% of base compensation. Messrs. McClure and Zaccagnini’s bonuses will be based 40% on the performance of the operations headed by the executive; 20% on Company perform-

ance, and 40% on individual performance in providing strategic leadership, employee leadership, and compliance and administration. The Company and operational performance components may range from 0% to 200% of the target amount; the individual performance components may range from 0% to 150% of the target amounts. Mr. Sundby and Ms. Auwers’ bonuses for fiscal year 2006 will be based 60 percent on Company performance and 40 percent on individual performance. The Company results component may range from 0% to 200% of the targeted amount; the individual performance component may range from 0% to 150% of the targeted amount.
      Each of the employment agreements for the named executive officers (other than Mr. Petty) has a term extending through October 2007, but extends automatically for an additional one-year period if a notice of non-renewal is not given at least 90 days prior to the termination date. The employment agreements may also terminate earlier in connection with termination for cause, voluntary termination by the executive or upon total disability or death of the named executive officer. Under the employment agreements, the named executive officers are also eligible for other customary benefits including, but not limited to, participation in ABM’s 401(k) Plan, as well as group life, health, and accidental death and disability insurance programs. Under ABM policies, ABM also provides certain other perquisites, such as automobiles or automobile allowances and expenses, club dues, and incidental personal benefits, including office parking.
      In addition, ABM has entered into severance agreements with each of the named executive officers (other than Mr. Petty) to assure continuity of the Company’s senior management and to provide the named executives officers with stated severance compensation should their employment with the Company be terminated under certain defined circumstances following a change in control (as defined in the agreement). The agreements are considered to be “double trigger” arrangements where the payment of severance compensation is predicated upon the occurrence of two triggering events: (1) the occurrence of a change in control; and (2) either the involuntary termination (other than for “cause” as defined in the agreement) or the termination of employment with the Company for “good reason” as defined in the agreement. The stated benefits consist of (1) a lump sum payment in an amount equal to two times (three times, in the case of Mr. Slipsager) the sum of base salary (at the rate in effect for the year in which the termination date occurs) plus current target bonus, (2) the continuation of all health benefits or reasonably equivalent benefits, for 18 months following the date of termination; and (3) a lump sum cash payment equal to the sum of any unpaid incentive compensation that was earned, accrued, allocated or awarded for a performance period ending prior to the termination date plus the value of any annual bonus or long-term incentive pay earned, accrued, allocated or awarded with respect to service during the performance period. Any payments under the severance agreements will be reduced to the extent that the named executive officer receives payments under his or her employment agreement with the Company following a termination of employment.
      Payments and benefits under the severance agreements (as well as under all other agreements or plans covering the named executive officer) are subject to reduction in order to avoid the application of the excise tax on “excess parachute payments” under the Internal Revenue Code, but only if the reduction would increase the net after-tax amount received by the named executive officer (the “modified cap”) with one exception. That exception is that the reduction may be made to the extent that the named executive officer would be entitled to receive, on a net-after tax basis, at least 90% of the severance payment he or she would otherwise be entitled to under the severance agreement. In consideration for the protection afforded by the severance agreements, the named executive officers agreed to non-competition provisions for the term of employment and for varying periods of time thereafter.
      ABM stock options held by the named executive officers vest upon change of control as defined in the applicable plan but include the modified cap.
Director Compensation
      During fiscal year 2005, each non-employee director received a retainer fee of $36,000 per year, $1,000 for each telephonic Board or committee meeting attended lasting less than two hours, and $2,000 for each in-person Board or Committee meeting attended and for each telephonic Board or committee meeting attended lasting two hours or more. Martinn Mandles, as Chairman of the Board in 2005 received an additional annual retainer of $36,000. In addition, ABM paid Mr. Mandles, then serving as Chairman of the Board, $50,000 in fiscal year 2005 for certain transition services, which fee continued pro-rata through January 31, 2006. The Chair of the Audit Committee received an additional fee equal to 100% of the applicable meeting fee for each Audit Committee meeting attended and each of the Chairs of the Governance Committee, Compensation Committee, and Executive Committee received an additional fee equal to 50% of the applicable meeting fee for each Committee meeting attended. The fees to the Committee Chairs took effect November 1, 2004, except for the fee to the Chair of the Executive Committee, which took effect January 1, 2005. These arrangements remain in effect. The aggregate amount paid to non-employee directors for fiscal year 2005 meeting and retainer fees, including the $50,000 fee to Mr. Mandles and the fees to Mr. Steele and Mr. Rosenberg described below, was $812,167.
      Pursuant to the terms of ABM’s Time-Vested Incentive Stock Option Plan, on the first business day of each fiscal year, each non-employee director receives a stock option grant for 10,000 shares of ABM common stock, with an exercise price set at the fair market value of ABM common stock on the date of grant. The stock options vest annually in equal increments over five years. The exercise price of the 2005 grants made on November 1, 2004 is $20.735 per share. The Black-Scholes value of each 10,000 share grant on November 1, 2004 was $49,900. ABM also reimburses its non-employee directors for their out-of-pocket expenses incurred in attending Board and committee meetings.
      As a result of the expected reduced frequency of meetings of the Executive Committee, on January 1, 2005, ABM made a lump-sum payment of $300,000 to Chairman of the Executive Committee William Steele and, effective December 31, 2004, terminated the monthly fee of $8,333 to Mr. Steele as a consulting director. The Board also ratified an additional monthly fee of $8,333 for fiscal year 2005 payable to Theodore Rosenberg, which fee continued through January 31, 2006.
      Non-employee directors who have completed at least five years of service as a non-employee director are eligible to receive ten years of monthly retirement benefits equal to the monthly retainer fee received prior to retirement, reduced on a pro-rata basis for fewer than ten years of service. Benefit payments commence at the later of the respective retirement dates of those directors or age 62 (early retirement) or 72 (senior retirement) and end at the earlier of the 121st month after retirement or the death of the director. Non-employee directors who retire after the age of 70 have the option to receive a lump sum payment equal to the present value of the monthly payments discounted at 8%. In 2005, ABM accrued $129,247 in connection with the non-employee director retirement benefit. The aggregate liability for this plan at October 31, 2005, was $1,633,181.
      Mr. Steele retired as an officer and employee of ABM in October 2000. Pursuant to his previous employment contract, ABM is paying retirement benefits of $8,333 per month to Mr. Steele for a ten-year period ending June 2011. ABM also contributes up to $901 per month toward medical and dental insurance for Mr. Steele and his spouse (until each is age seventy-five) and provides him with $150,000 in life insurance coverage for the remainder of his life. In addition, under the terms of the previous employment contract, ABM pays certain club dues for Mr. Steele, which totaled $3,733 in fiscal year 2005.
      Mr. Mandles retired as an officer and employee on November 1, 2004. Mr. Mandles and ABM entered into an agreement in November 2002 that replaced and superceded his prior employment agreement, and provided that Mr. Mandles would serve as an employee of ABM until November 1, 2004 as well as serve as Chairman of the Board, subject to the pleasure of the Board. He continued to serve as Chairman of the Board until March 2006. Under the terms of the 2002 agreement. Mr. Mandles received salary prorated for one day of employment in fiscal year 2005, which was $1,786, as well as the payment of accrued and unused vacation, which was $59,411. The November 2002 agreement also required that ABM pay Mr. Mandles $108,000 on November 1, 2004, and that Mr. Mandles pay ABM $103,000 on that date to reimburse ABM for the cost of a club membership, both of which payments were made. Under the terms of the agreement and his previous employment contracts, ABM is paying retirement benefits of $4,167 per month to Mr. Mandles for a ten-year period ending October 2015. The amount accrued for this benefit in 2005 was $20,249. Mr. Mandles also participated in ABM’s Deferred Compensation Plan for many years. Following his retirement as an officer and employee on November 1, 2004, all deferred amounts and cumulative interest, a total of $996,994, were distributed to Mr. Mandles in accordance with his prior distribution election. Under ABM’s Service Award Benefit Plan, Mr. Mandles received a payment of $82,115 on May 13, 2005. See “Executive Compensation-Service

Award Benefit Plan.”Mr. Mandles also received $150,000 in life insurance for the remainder of his life in accordance with the applicable ABM policy.
      ABM has also entered into indemnification agreements with its directors. These agreements, among other things, require ABM to indemnify its directors against certain liabilities that may arise in connection with their services as directors to the fullest extent provided by Delaware law.
      The late Sydney J. Rosenberg, brother of Theodore Rosenberg, retired as a director, officer and employee of ABM in December 1997. Pursuant to his previous employment contract, ABM began making payments to Sydney J. Rosenberg, and will continue making payments to his estate, of $8,333 per month for a period of ten years ending November 2007. Under the same agreement, ABM also pays $6,000 per year to the widow of Sydney J. Rosenberg for the same ten-year period to assist with medical and dental expenses.
Compensation Committee Interlocks and Insider Participation
      Maryellen C. Herringer, Linda L. Chavez and Henry L. Kotkins, Jr. currently serve as members of the Compensation Committee of the Board. They have no relationships with ABM other than as directors and stockholders. During fiscal year 2005, no executive officer of ABM served as a member of the compensation committee or as a director of any other for-profit entity other than subsidiaries of ABM.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Management and Certain Beneficial Owners
      The following table sets forth the number of shares and percentage of outstanding shares of ABM common stock beneficially owned as of February 28, 2006, by (1) the persons or entities known to ABM to be beneficial owners of more than 5% of the shares of ABM common stock outstanding as of February 28, 2006, (2) each named executive officer, (3) each director, and (4) all directors and executive officers as a group. Except as noted, each person has sole voting and investment power over the shares shown in the table.

	Number of Shares		%(1)

Bank of America Corporation(2)	5,046,970		10.2
100 North Tryon Street, Floor 25
Bank of America Corporate Center
Charlotte, North Carolina 28255
Kayne Anderson Rudnick Investment Management LLC(3)	3,459,206		7.0
1800 Avenue of the Stars, Second Floor
Los Angeles, CA 90067
Linda S. Auwers	39,818	(4)	*
Linda L. Chavez	42,000	(5)	*
Luke S. Helms	94,000	(6)	*
Maryellen C. Herringer	110,000	(7)	*
Charles T. Horngren	119,600	(8)	*
Henry L. Kotkins, Jr.	82,000	(9)	*
Martinn H. Mandles	375,967	(10)	*
James P. McClure	186,588	(11)	*
Theodore T. Rosenberg
The Theodore Rosenberg Trust	4,893,140	(12)	9.9
295 89th Street, Suite 200
Daly City, CA 94015
Henrik C. Slipsager	315,352	(13)	*
William W. Steele	237,276	(14)	*
George B. Sundby	129,619	(15)	*
Steven M. Zaccagnini	50,779	(16)	*
Executive officers and directors as a group (17 persons)	6,883,261	(17)	13.6

*	Less than 1%.

(1)	Based on a total of 49,312,879 shares of ABM common stock outstanding as of February 28, 2006

(2)	Share ownership is as of December 31, 2005. Based upon a Schedule 13G filed by Bank of America Corporation (“BofA”) with the Securities and Exchange Commission on February 2, 2006. BofA indicated in the filing that it had shared voting power for 1,639,122 shares and shared dispositive power for 5,045,488 shares. Two other members of the group included in such filing indicated beneficial ownership of more than 5% of the outstanding common stock: NB Holdings Corporation, which beneficially owned 5,045,488 shares, with shared voting power for 1,639,122 shares and shared dispositive power for 5,045,488 shares and Bank of America, NA, which beneficially owned 5,042,109 shares, with sole voting power over 1,116,400 shares, shared voting power over 519,343 shares, sole dispositive power over 38,000 shares and shared dispositive power over 5,004,109 shares.

(3)	Share ownership is as of December 31, 2005. Based upon a Schedule 13G filed by Kayne Anderson Rudnick Investment Management, LLC (“Kayne”) with the Securities and Exchange Commission on February 8, 2006. Kayne indicated in the filing sole voting power or sole dispositive power for all the shares.

(4)	Includes 36,000 shares subject to outstanding options that were exercisable on or within 60 days after February 28, 2006.

(5)	Includes 42,000 shares subject to outstanding options that were exercisable on or within 60 days after February 28, 2006.

(6)	Includes 76,000 shares subject to outstanding options that were exercisable on or within 60 days after February 28, 2006.

(7)	Includes 76,000 shares subject to outstanding options that were exercisable on or within 60 days after February 28, 2006.

(8)	Includes 82,000 shares subject to outstanding options that were exercisable on or within 60 days after February 28, 2006.

(9)	Includes 70,000 shares subject to outstanding options that were exercisable on or within 60 days after February 28, 2006.

(10)	Includes 20,421 shares of ABM common stock held by The Leo L. Schaumer Trust, which is an irrevocable trust of which Mr. Mandles and Bank of America N.A. are the only co-trustees, 8,752 shares in The Donald L. Schaumer Trust, which is an irrevocable trust of which Mr. Mandles is the sole trustee, and 8,703 shares of Common Stock held by The David W. Steele Trust an irrevocable trust of which Mr. Mandles is the sole trustee. Mr. Mandles disclaims beneficial ownership of the shares held by these trusts. Mr. Mandles is also one of three trustees of The Sydney J. Rosenberg Trusts, which are irrevocable trusts, that based upon a Schedule 13D dated January 11, 2006 holds 2,215,883 shares, but is not deemed to beneficially own the shares held by The Sydney J. Rosenberg Trusts.

(11)	Includes 180,000 shares subject to outstanding options that were exercisable on or within 60 days after February 28, 2006.

(12)	4,787,556 shares of ABM common stock are held by The Theodore Rosenberg Trust, a revocable trust of which Theodore Rosenberg is the only trustee and sole beneficiary. Mr. Rosenberg’s ownership also includes 44,000 shares subject to outstanding options that were exercisable on or within 60 days after February 28, 2006, and 61,584 shares of ABM common stock held by a family charitable foundation, of which Theodore Rosenberg is a director. Mr. Rosenberg and The Theodore Rosenberg Trust disclaim beneficial ownership of the shares held by the family charitable foundation.

(13)	Includes 305,000 shares subject to outstanding options that were exercisable on or within 60 days after February 28, 2006.

(14)	Includes 30,000 shares subject to outstanding options that were exercisable on or within 60 days after February 28, 2006.

(15)	Includes 127,600 shares subject to outstanding options that were exercisable on or within 60 days after February 28, 2006.

(16)	Includes 46,000 shares subject to outstanding options that were exercisable on or within 60 days after February 28, 2006.

(17)	Includes 1,314,600 shares subject to outstanding options held by ABM’s executive officers and directors that were exercisable on or within 60 days after February 28, 2006.

     The following tables provides information regarding the Company’s equity compensation plans as of October 31, 2005:

Number of
	Number of	Weighted-	securities remaining
	securities to be	average	available for future
	issued upon	exercise price	issuance under
	exercise of	of outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,078,000	$15.30	4,148,000 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	6,078,000	$15.30	4,148,000

(1)	Includes 1,360,000 shares available for issuance under the Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
       The following table presents fees for professional audit services rendered by KPMG LLP for the audit of ABM’s annual financial statements for the years ended October 31, 2005, and October 31, 2004, and fees billed for other services rendered by KPMG LLP during those periods.

	2005	2004

Audit fees(1)	$5,106,000	$1,215,000
Audit related fees(2)	40,950	41,500
Tax fees	0	0
All other fees	0	0

Total	$5,146,950	$1,256,500

(1)	Audit fees consisted of audit work performed for the independent audit of ABM’s annual financial statements, and for 2005, Internal Controls, and review of the financial statements contained in ABM’s quarterly reports on Form 10-Q.

(2)	Audit-related fees consisted principally of audits of employee benefit plans.
Policy on Preapproval of Independent Auditor Services
      Consistent with Securities and Exchange Commission policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to preapprove all audit and permissible non-audit services provided by the independent auditor. Prior to engagement of the independent auditor for the next year’s audit, the Audit Committee preapproves services in four categories of services:

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for related services that are reasonably related to the performance of the audit and review of financial statements, including benefit plan audits.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and include fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories.
      The Audit Committee must specifically approve the terms of the annual audit engagement and all internal control related services. The Audit Committee preapproves specific types of services within these categories as well as maximum charges for the services. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services or increase the maximum amount of authorized charges not contemplated in the original preapproval. In those instances, the Audit Committee must preapprove the services before the auditor is engaged or increase the authorization before approved services may be continued.
      The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
       (a) The following documents are filed as part of this Form 10-K:

1. Consolidated Financial Statements of ABM Industries Incorporated and Subsidiaries:

Independent Auditors’ Report

Consolidated Balance Sheets — October 31, 2005 and 2004

Consolidated Statements of Income — Years ended October 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended October 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows — Years ended October 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements.

2. Consolidated Financial Statement Schedule of ABM Industries Incorporated and Subsidiaries:

Schedule II — Consolidated Valuation Accounts — Years ended October 31, 2005, 2004 and 2003.
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
March 28, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Henrik C. Slipsager

Henrik C. Slipsager,
President, Chief Executive Officer and Director
(Principal Executive Officer)
March 28, 2006
/s/ George B. Sundby

George B. Sundby
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
March 28, 2006
/s/ Linda Chavez

Linda Chavez, Director
March 28, 2006
/s/ Maryellen C. Herringer

Maryellen C. Herringer, Chairman of the Board and Director
March 28, 2006
/s/ Henry L. Kotkins, Jr.

Henry L. Kotkins, Jr., Director
March 28, 2006

/s/ Theodore Rosenberg

Theodore Rosenberg, Director
March 28, 2006
/s/ Maria De Martini

Maria De Martini
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)
March 28, 2006
/s/ Luke S. Helms

Luke S. Helms, Director
March 28, 2006
/s/ Charles T. Horngren

Charles T. Horngren, Director
March 28, 2006
/s/ Martinn H. Mandles

Martinn H. Mandles, Director
March 28, 2006
/s/ William W. Steele

William W. Steele, Director
March 28, 2006

Schedule II
CONSOLIDATED VALUATION ACCOUNTS

	Balance	Charges to	Write-offs	Reclassification	Balance
	Beginning	Costs and	Net of	to Sales	End of
(in thousands)	of Year	Expenses	Recoveries	Allowance	Year

Allowance for doubtful accounts
Years ended October 31,
2005	$8,212	$1,112	$(1,392)	$(1,784)	$6,148
2004	5,945	4,482	(2,215)	—	8,212
2003	5,150	6,326	(5,531)	—	5,945

	Balance	Charges to	Write-offs	Reclassification from	Balance
	Beginning	Costs and	Net of	Allowance for	End of
(in thousands)	of Year	Expenses	Recoveries	Doubtful Accounts	Year

Sales allowance
Year ended October 31,
2005	—	—	—	$1,784	$1,784

       Effective on October 31, 2005, the Company reclassified the portion of the allowance for doubtful accounts related to the estimated losses on receivables resulting from customer credits into sales allowance. Prior to October 31, 2005, the allowance for doubtful accounts included estimated losses on receivables resulting from both customer credits and credit risks. The amount reclassified as of October 31, 2005 was $1.8 million.
       At October 31, 2005, the Company has a current receivable from SSA LLC totaling $3.4 million. This receivable is included in prepaid expenses and other current assets. A valuation reserve of an equal and offsetting amount was provided as of October 31, 2005. See “Related Party Transactions” in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

      EXHIBIT INDEX

Exhibit
Number		Description

2.1		Sales Agreement, dated as of May 27, 2005, by and among ABM Industries Incorporated, CommAir Mechanical Services and Carrier Corporation (incorporated by reference to Exhibit No. 2.1 to the registrant’s Form 10-Q Quarterly Report for the quarter ended July 31, 2005, File No. 1-8929).
3.1		Restated Certificate of Incorporation of ABM Industries Incorporated, dated November 25, 2003 (incorporated by reference to Exhibit No. 3.1 to the registrant’s Form 10-K Annual Report for the year ended October 31, 2003, File No. 1-8929).
3.2		Bylaws, as amended January 28, 2004 (incorporated by reference to Exhibit No. 3.2 to the registrant’s Form 10-Q Quarterly Report for the quarter ended January 31, 2005, File No. 1-8929).
4.1		Rights Agreement, dated as of March 17, 1998, between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit No. 4.1 to the registrant’s Form 8-K Current Report dated as of March 17, 1998, File No. 1-8929).
4.2		First Amendment to Rights Agreement, dated as of May 6, 2002, between ABM Industries Incorporated and Mellon Investor Services LLC, as successor Rights Agent (incorporated by reference to Exhibit No. 10.77 to the registrant’s Form 10-K Annual Report for the year ended October 31, 2002, File No. 1-8929).
10	.1†	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated as of January 11, 2005 (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 10-Q Quarterly Report for the quarter ended January 31, 2005, File No. 1-8929).
10	.2†	Time-Vested Incentive Stock Option Plan, as amended and restated as of June 7, 2005 (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 10-Q Quarterly Report for the quarter ended July 31, 2005, File No. 1-8929).
10	.3†	Form of Incentive Stock Option Agreement under the Time-Vested Incentive Stock Option Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s Form 10-K Annual Report for the year ended October 31, 2004, File No. 1-8929).
10	.4†	Form of Non-Qualified Stock Option Agreement under the Time-Vested Incentive Stock Option Plan, as amended effective December 12, 2005.
10	.5†	1996 Price-Vested Performance Stock Option Plan, as amended and restated as of January 11, 2005 (incorporated by reference to Exhibit No. 10.4 to the registrant’s Form 10-Q Quarterly Report for the quarter ended January 31, 2005, File No. 1-8929).
10	.6†	Form of Stock Option Agreement under the 1996 Price-Vested Performance Stock Option Plan, as amended effective December 12, 2005.
10	.7†	2002 Price-Vested Performance Stock Option Plan, as amended and restated as of June 7, 2005 (incorporated by reference to Exhibit No. 10.2 to the registrant’s Form 10-Q Quarterly Report for the quarter ended July 31, 2005, File No. 1-8929).
10	.8†	Form of Stock Option Agreement under the 2002 Price-Vested Performance Stock Option Plan, as amended effective December 12, 2005.
10	.9†	Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.28 to the registrant’s Form 10-K Annual Report for the year ended October 31, 1993, File No. 1-8929).
10	.10†	Service Award Benefit Plan, as amended and restated April 2005 (incorporated by reference to Exhibit No. 10.4 to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 30, 2005, File No. 1-8929).
10	.11†	Supplemental Executive Retirement Plan as amended December 6, 2004 (incorporated by reference to Exhibit No. 10.11 to the registrant’s Form 10-Q Quarterly Report for the quarter ended January 31, 2005, File No. 1-8929).

10	.12†	Form of Non-Employee Director Retirement Benefit Agreement (incorporated by reference to Exhibit No. 10.27 to the registrant’s Form 10-K Annual Report for the year ended October 31, 2003, File No. 1-8929).
10	.13†	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit No. 10.13 to the registrant’s Form 10-K Annual Report for the year ended October 31, 2004, File No. 1-8929).
10	.14†	Arrangements With Non-Employee Directors.
10	.15†	ABM Executive Retiree Healthcare and Dental Plan (incorporated by reference to Exhibit No. 10.17 to the registrant’s Form 10-K Annual Report for the year ended October 31, 2004, File No. 1-8929).
10	.16†	Agreement with Martinn H. Mandles (incorporated by reference to Exhibit No. 10.71 to the registrant’s Form 10-K Annual Report for the year ended October 31, 2002, File No. 1-8929).
10	.17†	Executive Employment Agreement with Henrik C. Slipsager as of June 14, 2005 (incorporated by reference to Exhibit No. 10.3 to the registrant’s Form 10-Q Quarterly Report for the quarter ended July 31, 2005, File No. 1-8929).
10	.18†	Consulting Agreement with Jess E. Benton, III, effective as of February 1, 2005 (incorporated by reference to Exhibit No. 10.28 to the registrant’s Form 10-Q Quarterly Report for the quarter ended January 31, 2005, File No. 1-8929).
10	.19†	Executive Employment Agreement with James P. McClure as of July 12, 2005 (incorporated by reference to Exhibit No. 10.4 to the registrant’s Form 10-Q Quarterly Report for the quarter ended July 31, 2005, File No. 1-8929).
10	.20†	Executive Employment Agreement with George B. Sundby as of July 12, 2005 (incorporated by reference to Exhibit No. 10.5 to the registrant’s Form 10-Q Quarterly Report for the quarter ended July 31, 2005, File No. 1-8929).
10	.21†	Executive Employment Agreement with Steven M. Zaccagnini as of July 12, 2005 (incorporated by reference to Exhibit No. 10.6 to the registrant’s Form 10-Q Quarterly Report for the quarter ended July 31, 2005, File No. 1-8929).
10	.22†	Executive Employment Agreement with Linda S. Auwers as of September 20, 2005.
10	.23†	Form of Employment Agreement for Senior Vice President and Executives not otherwise listed.
10	.24†	Form of Employment Agreement for Vice President and Executives not otherwise listed.
10	.25†	Severance Agreement with Henrik C. Slipsager dated as of December 13, 2005.
10	.26†	Form of Severance Agreement with James P. McClure, George B. Sundby, Steven M. Zaccagnini and Linda S. Auwers dated as of December 13, 2005.
10	.27†	Description of 2006 Base Salary and Performance Incentive Program.
10.28		Credit Agreement, dated as of May 25, 2005, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit No. 10.5 to the registrant’s Form 10-Q Quarterly Report for the quarter ended April 30, 2005, File No. 1-8929).
21.1		Subsidiaries of the Registrant.
23.1		Consent of the Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract, compensatory plan or arrangement.