Form 10-Q
period 2006-01-31
ABM INDUSTRIES INC /DE/
filed 2006-04-07
CIK 771497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-8929
ABM INDUSTRIES INCORPORATED
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	94-1369354

(State of Incorporation)	(I.R.S. Employer Identification No.)

160 Pacific Avenue, Suite 222, San Francisco, California 94111

(Address of principal executive offices)(Zip Code)

415/733-4000

(Registrant’s telephone number, including area code)
N/A

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock outstanding as of March 31, 2006: 49,312,479.

ABM INDUSTRIES INCORPORATED
FORM 10-Q
For the three months ended January 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
(in thousands, except share amounts)	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$32,095	$56,793
Trade accounts receivable	373,545	353,036
Less: Allowances	(8,375)	(7,932)

Accounts receivable, net	365,170	345,104

Inventories	20,861	21,280
Deferred income taxes	46,733	46,795
Prepaid expenses and other current assets	52,841	44,690
Prepaid income taxes	5,395	6,791

Total current assets	523,095	521,453

Investments and long-term receivables	13,176	12,955
Property, plant and equipment, at cost
Land and buildings	4,624	4,624
Transportation equipment	14,052	14,119
Machinery and other equipment	82,145	79,406
Leasehold improvements	17,053	16,491

	117,874	114,640
Less accumulated depreciation and amortization	(83,256)	(80,370)

Property, plant and equipment, net	34,618	34,270

Goodwill, net of accumulated amortization	245,379	243,559
Other intangibles, at cost	42,929	37,941
Less accumulated amortization	(15,056)	(13,478)

Other intangibles, net	27,873	24,463

Deferred income taxes	46,696	46,426
Other assets	21,051	20,584

Total assets	$911,888	$903,710

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
(in thousands, except share amounts)	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$46,637	$47,605
Income taxes payable	2,349	2,349
Accrued liabilities:
Compensation	71,138	72,034
Taxes — other than income	24,975	18,832
Insurance claims	72,889	71,455
Other	59,817	62,799

Total current liabilities	277,805	275,074
Retirement plans and other non-current liabilities	25,232	25,596
Insurance claims	129,581	127,114

Total liabilities	432,618	427,784

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares
authorized; none issued	—	—
Common stock, $0.01 par value;100,000,000 shares authorized; 54,866,000 and 54,651,000 shares issued at January 31, 2006 and October 31, 2005, respectively	549	547
Additional paid-in capital	210,974	206,369
Accumulated other comprehensive income (loss)	88	(68)
Retained earnings	364,036	365,455
Cost of treasury stock (5,600,000 shares)	(96,377)	(96,377)

Total stockholders’ equity	479,270	475,926

Total liabilities and stockholders’ equity	$911,888	$903,710

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31

(In thousands except per share amounts)	2006	2005
		As Restated
Revenues
Sales and other income	$666,601	$638,165
Expenses
Operating expenses and cost of goods sold	606,176	579,457
Selling, general and administrative	52,893	48,107
Intangible amortization	1,578	1,356
Interest	123	252

Total expenses	660,770	629,172

Income from continuing operations before income taxes	5,831	8,993
Income taxes	1,841	3,370

Income from continuing operations	3,990	5,623
Loss from discontinued operations, net of income taxes	—	(139)

Net income	$3,990	$5,484

Net income per common share — Basic
Income from continuing operations	$0.08	$0.11
Loss from discontinued operations	—	—

	$0.08	$0.11

Net income per common share — Diluted
Income from continuing operations	$0.08	$0.11
Loss from discontinued operations	—	—

	$0.08	$0.11

Average common and common equivalent shares
Basic	49,185	49,192
Diluted	50,087	50,402
Dividends declared per common share	$0.11	$0.105
The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31

(in thousands)	2006	2005
		As Restated
Cash flows from operating activities:
Net income	$3,990	$5,484
Less loss from discontinued operations	—	139

Income from continuing operations	3,990	5,623
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and intangible amortization	5,127	4,783
Share-based compensation expense	1,160	—
Provision for bad debt	762	437
Gain on sale of assets	(112)	(29)
Increase in deferred income taxes	(208)	(541)
Increase in trade accounts receivable	(20,828)	(9,098)
Decrease in inventories	419	396
Increase in prepaid expenses and other current assets	(8,061)	(7,955)
(Increase) decrease in other assets	(467)	1,673
Decrease in prepaid income taxes	1,396	1,381
Decrease in retirement plans accrual and other non-current liabilities	(364)	(1,554)
Increase in insurance claims liability	3,901	7,081
Increase in trade accounts payable and other accrued liabilities	1,369	9,053

Total adjustments to income from continuing operations	(15,906)	5,627

Net cash (used in) provided by continuing operating activities	(11,916)	11,250
Net operational cash flows from discontinued operations	—	1,413

Net cash (used in) provided by operating activities	(11,916)	12,663

Cash flows from investing activities:
Additions to property, plant and equipment	(3,799)	(4,795)
Proceeds from sale of assets	269	811
(Increase) decrease in investments and long-term receivables	(221)	517
Purchase of businesses	(7,069)	(15,173)
Net investing cash flows from discontinued operations	—	(29)

Net cash used in investing activities	(10,820)	(18,669)

Cash flows from financing activities:
Common stock issued	3,447	8,595
Dividends paid	(5,409)	(5,183)

Net cash (used in) provided by financing activities	(1,962)	3,412

Net decrease in cash and cash equivalents	(24,698)	(2,594)
Cash and cash equivalents beginning of period	56,793	63,369

Cash and cash equivalents end of period	$32,095	$60,775

Supplemental Data:
Cash paid for income taxes	$307	$2,440
Tax benefit from exercise of options	$338	$653
Cash received from exercise of options	$3,109	$8,595
Non-cash investing activities:
Common stock issued for business acquired	$—	$3,429

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	General
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments necessary to present fairly ABM Industries Incorporated (ABM) and subsidiaries’ (the Company) financial position as of January 31, 2006 and the results of operations and cash flows for the three months then ended. These adjustments are of a normal, recurring nature, except as otherwise noted.
     The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis and the consolidated financial statements and the notes thereto included in the Company’s Form 10-K Annual Report for the fiscal year ended October 31, 2005, as filed with the Securities and Exchange Commission.
     On June 2, 2005, the Company sold substantially all of the operating assets of its wholly owned subsidiary, CommAir Mechanical Services (Mechanical). The remaining assets, consisting of the assets of the water treatment business, were sold to another buyer on July 31, 2005. As a result of these events, the assets and liabilities of Mechanical have been segregated and its operating results and cash flows have been reported as a discontinued operation in the accompanying consolidated financial statements of the Company. (See Note 10.)
2.	Previous Restatement of Prior Periods
     The financial statements for the first three quarters of 2005 have been restated to correct accounting errors associated with the operations acquired from Security Services of America, LLC (SSA LLC) in 2004 in the Security segment of the Company. These errors primarily involved the understatement of cost of goods sold, selling, general and administrative expenses, accrued compensation, and an overstatement of cash and cash equivalents during the first three quarters of 2005 and errors in accounting for the subcontracting arrangement with SSA LLC while certain state operating licenses were being obtained by the Company. Correcting these errors reduced the Company’s income from continuing operations before income taxes and the operating profits of the Security segment by $4.0 million ($2.4 million after-tax) in the quarter ended January 31, 2005. Of the pre-tax amount, $2.0 million was a correction of an error attributable to a $2.8 million charge to selling, general and administrative expenses for a reserve provided for the amount the Company believes it overpaid SSA LLC in 2004 in connection with the subcontracting arrangement with SSA LLC and a $0.3 million charge to cost of goods sold to correct the understatement of payroll and payroll-related expenses in 2004, partially offset by $1.1 million benefit in cost of goods sold from correcting the overstatement of insurance expense in 2004.
     Detailed information on the restatement is included in the Company’s Form 10-K Annual Report for the fiscal year ended October 31, 2005, as filed with the Securities and Exchange Commission.
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

	Three Months Ended January 31,
(in thousands, except per share data)	2006	2005
		As Restated

Net income available to common stockholders	$3,990	$5,484

Average common shares outstanding — Basic	49,185	49,192
Effect of dilutive securities:
Stock options	902	1,210

Average common shares outstanding — Diluted	50,087	50,402

Net income per common share — Basic	$0.08	$0.11

Net income per common share — Diluted	$0.08	$0.11
     For purposes of computing diluted net income per common share for the three months ended January 31, 2006 and 2005, options to purchase common shares of 1.6 million and 0.3 million, respectively, at weighted average exercise prices of $19.47 and $21.44, respectively, were excluded from the computation as they had an anti-dilutive effect.
4.	Share-Based Compensation
     The Company has four stock option plans which are described below.
     “Time-Vested” Incentive Stock Option Plan
     In 1987, ABM adopted a stock option plan under which 2.4 million shares were reserved for grant. In March 1994, this plan was amended to reserve an additional 2.0 million shares. In March 1996, the plan was amended again to reserve another 4.0 million shares. The options become exercisable at a rate of 20% of the shares per year beginning one year after date of grant and terminate no later than 10 years plus one month after date of grant. Options which terminate without being exercised may be reissued. At January 31, 2006, 0.2 million shares remained available for grant.
     “Price-Vested” Performance Stock Option Plans
     In December 1996, ABM adopted a stock option plan (the 1996 Plan) under which 3.0 million shares were reserved for grant. In December 2001, ABM adopted an additional but substantially similar plan (the 2002 Plan) under which 4.0 million shares were reserved for grant. The options expire ten years after the date of grant and any options which terminate without being exercised may be reissued. Each option has a pre-defined vesting price which provides for accelerated vesting. If, during the first four years, the stock price achieved and maintained a set price for ten out of thirty consecutive trading days, the options associated with the price would vest. The prices established for the 1996 Plan were $12.50, $15.00, $17.50 and $20.00. On September 10, 2002, the Compensation Committee of ABM’s Board of Directors established accelerated vesting prices of $20.00, $22.50, $25.00 and $27.50 for the 2002 Plan. On December 6, 2004, the Compensation Committee of ABM’s Board of Directors amended the form of agreement for the 2002 Plan to raise the accelerated vesting prices to $22.50, $25.00, $27.50, and $30.00. The form of agreement for these options under the 1996 Plan and 2002 Plan provide that 25% of the options granted will vest at each price point. On June 14, 2005, the Compensation Committee of ABM’s Board of Directors adopted a form of agreement for the 2002 Plan to change the accelerated vesting prices of options granted on and after that date to $23.00 and $26.00 with 50% of the options vesting at each price. Under each form of option agreement, if, at the end of four years, any of the stock price performance targets are not achieved, then the remaining options would vest at the end of eight years from the date the options were granted. Options vesting during the first year following grant do not become exercisable until after the first anniversary of grant. At January 31, 2006, 0.3 million and 2.0 million shares remained available for grant under the 1996 Plan and the 2002 Plan, respectively.

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
     Employee Stock Purchase Plan
     On March 9, 2004, the stockholders of ABM approved the 2004 Employee Stock Purchase Plan under which an aggregate of 2.0 million shares may be issued. The participant’s purchase price is 85% of the lower of the fair market value of ABM’s common stock on the first day of each six-month period in the fiscal year (i.e., May and November, or in the case of the first offering period, the price on August 1, 2004) or the last trading day of each month. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase. At January 31, 2006, 1.2 million shares remained unissued under the plan.
     On March 7, 2006, the Board of Directors of ABM amended the 2004 Employee Stock Purchase Plan. Commencing May 1, 2006, the purchase price will be 95% of the fair market value of ABM’s common stock on the last trading day of each month. Accordingly, this plan will no longer be considered compensatory.
     Effective November 1, 2005, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first three months of 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted for the fiscal years beginning November 1, 1995 and ending October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and 2) amortization related to all stock option awards granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The compensation cost is included in selling, general and administrative expenses.
     The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statement for the three months ended January 31, 2006 were as follows.

Three Months Ended
(in thousands)	January 31, 2006

Share-based compensation expense recognized in SG&A before income taxes	$1,160
Income tax benefit	166

Total share-based compensation expense after income taxes	$994

     As of January 31, 2006, there was $8.5 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested options which is expected to be recognized over a weighted-

average vesting period of 3.1 years. The Company elected to treat each award granted under the Time-Vested plan as a single award and recognize the compensation cost on a straight-line basis over the requisite service period of the entire award. At any point in time, the compensation cost recognized will equal or exceed the portion of the grant-date fair value of the award that has vested at that date.
     The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation during the three-month period ended January 31, 2005:

		Three Months Ended
(in thousands, except per share data)		January 31, 2005
		As Restated
Net income, as reported		$5,484
Deduct:	Stock-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	865

Net income, pro forma		$4,619

Net income per common share — Basic
	As reported	$0.11
	Pro forma	$0.09

Net income per common share — Diluted
	As reported	$0.11
	Pro forma	$0.09
     The Company continues to estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company uses an outside expert to estimate the assumptions used in the option valuation model. The Company now estimates option forfeitures based on historical data and adjusts the forfeiture rate periodically. The adjustment of the forfeiture rate may result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed. During the three months ended January 31, 2006, no adjustment was necessary.
     The weighted average assumptions used in the option valuation model for the three months ended January 31, 2006 and 2005 are shown in the table below:

	Three Months Ended January 31,
	2006	2005

Expected term from the date of grant	6.7 years	6.4 years
Expected stock price volatility average	26.3%	22.1%
Expected dividend yield	2.1%	2.0%
Risk-free interest rate	4.4%	3.9%
Weighted average fair value of grants	$5.67	$5.12
     The expected term of the options granted under the Time-Vested plan is based on observed historical exercise patterns. The expected term for options granted under the Price-Vested plan was calculated using the simplified method in accordance with SEC Staff Accounting Bulletin No. 107. The simplified method was calculated as the vesting term plus the contractual term divided by two. The vesting term of the Price-Vested options was derived using a Monte Carlo Simulation due to the market condition affecting the exercisability of these options. The expected volatility is based on considerations of implied volatility from publicly traded and quoted options on the Company’s stock and the Company's historical volatility. The risk-free interest rate is based on the continuous compounded yield on U.S. Treasury Constant Maturity Rates with a remaining term equal to the expected term of the option. The dividend yield is based on the historical dividend yield over the expected term of the options granted.
     Because the Company was delayed in filing its Annual Report on Form 10-K for the fiscal year ended October 31, 2005, and this Quarterly Report on Form 10-Q for the period ended January 31, 2006 the Company was not able to issue shares in the Employee Stock Purchase Plan on February 28, 2006 or March 31, 2006. In accordance with the terms of the Plan, participants could elect the return of their contributions for these months. Monies left in the plan as well as contributions for April 2006 will be used to purchase shares on April 30, 2006 at a purchase price equal to 85% of the lower of the fair market value of ABM common stock on November 1, 2005 or on April 30, 2006.
     Because of the delays in filing the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, and this Quarterly Report on Form 10-Q for the period ended January 31, 2006, the Company could not issue shares under its stock option plans and no participants were permitted to exercise options between February 1, 2006 and the date of filing of this Quarterly Report on Form 10-Q. Following the filing of this Quarterly Report on Form 10-Q, stock option exercises will be permitted.
     The status of the Company’s stock option plans at January 31, 2006, excluding the Employee Stock Purchase Plan, is summarized below:

			Weighted-
		Weighted-	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise price	contractual term	value
	(in thousands)	per share	(in years)	(in thousands)

Outstanding at October 31, 2005	6,078	$15.30
Granted	286	20.09
Exercised	90	10.06
Forfeited or expired	52	14.42

Outstanding at January 31, 2006	6,222	$15.60	6.71	$23,100

Exercisable at January 31, 2006	2,826	$13.96	3.99	$14,670

     Additionally, 125,000 shares of common stock were issued to employees under the Employee Stock Purchase Plan at an average price of $16.29 during the three months ended January 31, 2006. The compensation cost recognized during the three months ended January 31, 2006 associated with these shares was $0.5 million.
     The total intrinsic value of the options for 90,000 shares exercised during the three months ended January 31, 2006 was $0.9 million. The fair value of options vested during the three months ended January 31, 2006 was $1.7 million.
5.	Parking Revenue Presentation
     The Company’s Parking segment reports both revenues and expenses recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking sales related solely to the reimbursement of expenses totaled $64.1 million and $58.3 million for the three months ended January 31, 2006 and 2005, respectively.
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
     The Company uses an independent actuary to annually evaluate the Company’s estimated claim costs and liabilities and accrues self-insurance reserves in an amount that is equal to the actuarial point estimate. Using the annual actuarial report, management develops annual insurance costs for each operation, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs on a quarterly basis. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse developments (e.g., changes in regulatory requirements and changes in reserving methodology). If the trends suggest that the frequency or severity of claims incurred has increased, the Company might be required to record additional expenses for self-insurance liabilities. Additionally, the Company uses third party service providers to administer its claims and the performance of the service providers and transfers between administrators can impact the cost of claims and accordingly the amounts reflected in insurance reserves.
     The total estimated liability for claims incurred but unpaid at January 31, 2006 and October 31, 2005 was $202.5 million and $198.6 million, respectively.
     In connection with certain self-insurance programs, the Company had standby letters of credit at January 31, 2006 and October 31, 2005 supporting estimated unpaid liabilities in the amounts of $93.4 million and $82.1million, respectively.
7.	Variable Interest Entities
     The Company has investments in two low income housing tax credit partnerships. Purchased in 1995 and 1998, these limited partnerships, organized by independent third parties and sold as investments, are variable interest entities as defined by Financial Accounting Standards Board (FASB) Financial Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities.” In accordance with FIN 46R, these partnerships are not consolidated in the Company’s consolidated financial statements because the Company is not the primary beneficiary of the partnerships. At January 31, 2006 and October 31, 2005, the at-risk book value of these investments totaled $2.7 million and $2.9 million, respectively.
8.	Goodwill and Other Intangibles
     Goodwill. The changes in the carrying amount of goodwill for the three months ended January 31, 2006 were as follows (acquisitions are discussed in Note 9):

(in thousands)		Initial	Contingent
	Balance as of	Payments for	Amounts	Balance as of
Segment	October 31, 2005	Acquisitions	and Other	January 31, 2006

Janitorial	$151,307	$575	$1,007	$152,889
Parking	29,535	—	—	29,535
Security	42,541	238	—	42,779
Engineering	2,174	—	—	2,174
Lighting	18,002	—	—	18,002

Total	$243,559	$813	$1,007	$245,379

     Of the $245.4 million carrying amount of goodwill as of January 31, 2006, $44.8 million is not amortizable for income tax purposes because of being acquired prior to 1991 or through stock acquisitions.

     Other Intangibles. The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the three months ended January 31, 2006 were as follows (acquisitions are discussed in Note 9):

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retire-	January 31,	October 31,		Retire-	January 31,
(in thousands)	2005	Additions	ments	2006	2005	Additions	ments	2006

Customer contracts and related relationships	$28,267	$4,988	$—	$33,255	$(7,540)	$(1,185)	$—	$(8,725)
Trademarks and trade names	3,050	—	—	3,050	(1,227)	(135)	—	(1,362)
Other (contract rights, etc.)	6,624	—	—	6,624	(4,711)	(258)	—	(4,969)

Total	$37,941	$4,988	$—	$42,929	$(13,478)	$(1,578)	$—	$(15,056)

     Of the $5.0 million additions to other intangibles, $0.5 million is a contingent payment for the previously acquired Initial Northeast and the remaining $4.5 million is for initial payments for acquisitions during the three months ended January 31, 2006.
     The weighted average remaining lives as of January 31, 2006 and the amortization expense for the three months ended January 31, 2006 and 2005 of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years are as follows:

	Weighted	Amortization Expense		Estimated Amortization Expense
	Average	Three Months Ended		Years Ending
	Remaining Life	January 31,		October 31,
($ in thousands)	(Years)	2006	2005	2007	2008	2009	2010	2011

Customer contracts and related relationships	10.3	$1,185	$907	$4,263	$3,726	$3,188	$2,650	$2,112
Trademarks and trade names	3.1	135	187	540	540	202	—	—
Other (contract rights, etc.)	7.1	258	262	181	173	162	135	135

Total	9.7	$1,578	$1,356	$4,984	$4,439	$3,552	$2,785	$2,247

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
     Cash paid for acquisitions, including initial payments and contingent amounts based on subsequent performance, was $7.1 million and $15.2 million in the three months ended January 31, 2006 and 2005, respectively. Of those payment amounts, $1.6 million and $1.4 million were the contingent amounts paid in the three months ended January 31, 2006 and 2005, respectively, on earlier acquisitions as provided by the respective purchase agreements. In addition, shares of ABM’s common stock with a fair market value of $3.4 million at the date of issuance were issued in the three months ended January 31, 2005 as payment for business acquired.
     The Company made the following acquisitions during the three months ended January 31, 2006:
     On November 1, 2005, the Company acquired substantially all of the operating assets of Brandywine Building Services, Inc., a facility services company based in Wilmington, Delaware, for approximately $3.6 million in cash. Additional cash consideration of approximately $2.4 million is expected to be paid based on the financial performance of the acquired business over the next four years. With annual revenues in excess of $9.0 million, Brandywine Building Services, Inc. was a provider of commercial office cleaning and specialty cleaning services throughout Delaware, southeast Pennsylvania and south New Jersey. Of the total initial payment, $2.9 million was allocated to customer relationship intangible assets, $0.6 million to goodwill and $0.1 million to other assets.
     On November 27, 2005, the Company acquired substantially all of the operating assets of Fargo Security, Inc., a security guard services company based in Miami, Florida, for approximately $1.2 million in cash. Additional cash consideration of approximately $0.5 million is expected to be paid based on the revenue retained by the acquired business over the 90 days following the date of acquisition. With annual revenues in excess of $6.5 million, Fargo Security, Inc. was a provider of contract security guard services throughout the Miami metropolitan area. Of the total initial payment, $1.0 million was allocated to customer relationship intangible assets and $0.2 million to goodwill.
     On December 11, 2005, the Company acquired substantially all of the operating assets of MWS Management, Inc., dba Protector Security Services, a security guard services company based in St. Louis, Missouri, for approximately $0.6 million in cash. Additional cash consideration of approximately $0.3 million is expected to be paid based on the revenue retained by the acquired business over the 90 days following the date of acquisition. With annual revenues in excess of $2.6 million, Protector Security Services was a provider of contract security guard services throughout the St. Louis metropolitan area. Of the total initial payment, $0.6 million was allocated to customer relationship intangible assets.
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
     On June 2, 2005, the Company sold substantially all of the operating assets of CommAir Mechanical Services, which represented the Company’s Mechanical segment, to Carrier Corporation. The operating assets sold included customer contracts, accounts receivable, inventories, facility leases and other assets, as well as rights to the name “CommAir Mechanical Services.” The consideration paid was $32.0 million in cash, subject to certain adjustments, and Carrier’s assumption of trade payables and accrued liabilities. The Company realized a pre-tax gain of $21.4 million ($13.1 million after tax) on the sale of these assets in 2005.
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
     The operating results of Mechanical for the three months ended January 31, 2005 are shown below.

Three Months Ended
(In thousands)	January 31, 2005

Revenues	$9,198

Loss before income taxes	$(229)
Income taxes	(90)

Loss from discontinued operations, net of income taxes	$(139)

11.	Line of Credit Facility
     In May 2005, ABM entered into a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.125%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of January 31, 2006 and October 31, 2005, the total outstanding amounts under the facility were $97.8 million and $84.4 million in the form of standby letters of credit, respectively.
     The facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also requires that the Company satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after May 25, 2005 (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM after the effective time by reason of the issuance and sale of capital stock or other equity interests of ABM, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to ABM’s employee stock purchase plans, employee stock option plans and similar programs.
     The lenders waived the event of default that would have existed under the facility for failure to deliver audited financial statements for 2005 and a corresponding compliance certificate occasioned by the delay in filing the Annual Report on Form 10-K provided these were delivered no later than March 31, 2006. The Annual Report on Form 10-K was filed on March 29, 2006 and the Company is now in compliance with all covenants.
12.	Comprehensive Income
     Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses. The Company’s comprehensive income was $0.2 million for the three months ended January 31, 2006 and a loss of $0.1 million for the three months ended January 31, 2005.
13.	Treasury Stock
     On March 7, 2005, ABM’s Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s outstanding common stock at any time through October 31, 2005. The Company repurchased 1.6 million shares under this authorization during the year ended October 31, 2005 at a cost of $31.3 million (an average price of $19.57 per share). At October 31, 2005, the authorization for the remaining 0.4 million shares expired. No shares were repurchased during the first three months of 2006 and 2005.
     On March 29, 2006, the Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s outstanding common stock at any time through October 31, 2006.
14.	Employee Benefit Plans
     The Company offers various employee benefit plans to its employees. Detailed descriptions of these plans is included in the Company’s Form 10-K Annual Report for the fiscal year ended October 31, 2005, as filed with the Securities and Exchange Commission.
Retirement and Post-Retirement Plans
     The net cost of the defined benefit retirement plans and the post-retirement benefit plan for the three months ended January 31, 2006 and 2005 were as follows:

	Three Months Ended January 31,
(in thousands)	2006	2005

Defined Benefit Plans
Service cost	$90	$50
Interest	111	144

Net expense	$201	$194

Post-Retirement Benefit Plan
Service cost	$8	$10
Interest	62	68

Net expense	$70	$78

     The Company has three unfunded defined benefit plans. The Supplemental Executive Retirement Plan represents retirement agreements for current and former senior executives including two non-employee directors who are former employees. The Non-Employee Director Retirement Plan represents retirement agreements for non-employee directors including two former senior executives who begin to accrue benefits under the non-employee director plan after termination of employment. The Service

Award Benefit Plan represents an unfunded severance pay plan covering certain qualified employees. The Supplemental Executive Retirement Plan was amended effective December 31, 2002 to preclude new participants and the Service Award Benefit Plan was frozen effective January 1, 2002. The post-retirement benefit plan is the Company’s unfunded Death Benefit Plan.
401(k) Plans
     The Company made matching 401(k) contributions required by the 401(k) plans for the three months ended January 31, 2006 and 2005 in the amount of $1.4 million and $1.5 million, respectively.
Deferred Compensation Plan
     The Company has an unfunded deferred compensation plan available to executive, management, administrative or sales employees whose annualized base salary exceeds $100,000. The plan allows employees to defer from 1% to 20% of their pre-tax compensation. The deferred amount earns interest equal to the prime interest rate on the last day of the calendar quarter up to 6%. If the prime rate exceeds 6%, the deferred compensation interest rate is equal to 6% plus one half of the excess over 6%. The average interest rates credited to the deferred compensation amounts for the first three months of 2006 and 2005 were 6.63% and 5.33%, respectively. At January 31, 2006, there were 62 active participants and 38 retired or terminated employees participating in the plan.

	Three Months Ended January 31,
(in thousands)	2006	2005

Employee contributions	$207	$381
Interest accrued	167	140
Payments	(746)	(2,115)
Pension Plan Under Collective Bargaining
     Certain qualified employees of the Company are covered under union-sponsored multi-employer defined benefit plans. Contributions into these plans were $8.7 million and $8.0 million in the three months ended January 31, 2006 and 2005, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.
15.	Segment Information
     Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. Corporate expenses, including the Company’s share-based compensation costs, are not allocated.

	Three Months Ended January 31,
(in thousands)	2006	2005
		As Restated
Sales and other income
Janitorial	$386,354	$376,123
Parking	105,721	101,126
Security	78,296	73,111
Engineering	66,939	58,048
Lighting	28,896	29,416
Corporate	395	341

	$666,601	$638,165

Operating profit
Janitorial	$14,696	$12,432
Parking	1,639	2,388
Security	175	(913)
Engineering	3,188	3,001
Lighting	335	681
Corporate	(14,079)	(8,344)

Operating profit	5,954	9,245
Interest expense	(123)	(252)

Income from continuing operations before income taxes	$5,831	$8,993

16.	Contingencies
     The Company accrues amounts it believes are adequate to address any liabilities related to litigation or other proceedings that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that litigation or other proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses at January 31, 2006 was not material.
17.	Income Taxes
     The effective tax rate was 31.6% for the first three months of 2006 compared to 37.5% for the first three months of 2005. The effective tax rate for the first three months of 2006 was lower than the estimated annual effective tax rate for fiscal year 2006 of 37.5%, primarily due to a $0.3 million benefit from the increase in deferred tax assets as of January 31, 2006, related to an increase in the estimated overall state income tax rate.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q and to the consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005. All information in the discussion and references to the years and quarters are based on the Company’s fiscal year which ends on October 31 and the quarter which ends on January 31.
Overview

     ABM Industries Incorporated (“ABM”) and its subsidiaries (the “Company”) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States as well as in certain cities in British Columbia, Canada. The largest segment of the Company’s business is Janitorial which generated over 57% of the Company’s sales and other income (hereinafter called “Sales”) and over 72% of its operating profit before corporate expenses for the first three months of 2006. The Company also previously provided mechanical services. It sold substantially all of the operating assets of its Mechanical segment on June 2, 2005 and the remaining assets on July 31, 2005. (See “Results from Discontinued Operations.”)
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
     The Company’s recent acquisitions significantly contributed to the growth in Sales in the first three months of 2006 from the same period in 2005. The Company also experienced internal growth in Sales in the first three months of 2006. Internal growth in Sales represents not only Sales from new customers, but also expanded services or increases in the scope of work for existing customers. In the long run, achieving the desired levels of Sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately owned companies that typically have the lower cost advantage.
     In the short-term, management is focused on pursuing new business and integrating its most recent acquisitions. In the long-term, management continues to focus the Company’s financial and management resources on those businesses it can grow to be a leading national service provider.
Liquidity and Capital Resources

	January 31,	October 31,
(in thousands)	2006	2005	Change

Cash and cash equivalents	$32,095	$56,793	$(24,698)
Working capital	245,290	246,379	(1,089)

	Three Months Ended January 31,
(in thousands)	2006	2005	Change
		As Restated
Net cash (used in) provided by operating activities from continuing operations	$(11,916)	$11,250	$(23,166)
Net cash (used in) investing activities	(10,820)	(18,669)	7,849
Net cash (used in) provided by financing activities	(1,962)	3,412	(5,374)
     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of January 31, 2006 and October 31, 2005, the Company’s cash and cash equivalents totaled $32.1 million and $56.8 million, respectively. The cash balance at January 31, 2006 declined from October 31, 2005 primarily due to $11.9 million of cash used in operations, $5.4 million of initial payments for the purchase of operations of Brandywine Building Services, Inc. (“Brandywine”) acquired on November 1, 2005, Fargo Security, Inc. (“Fargo”) acquired on November 27, 2005 and Protector Security Services (“Protector”) acquired on December 11, 2005, and $3.8 million of capital expenditures.
     Working Capital. Working capital decreased by $1.1 million to $245.3 million at January 31, 2006 from $246.4 million at October 31, 2005. The largest component of working capital consists of trade accounts receivable, which totaled $365.2 million at January 31, 2006, compared to $345.1 million at October 31, 2005. These amounts were net of allowances for doubtful accounts of $6.5 million and sales allowance of $1.9 million at January 31, 2006 and allowance for doubtful account of $6.1 million and sales allowance of $1.8 million at October 31, 2005. As of January 31, 2006, accounts receivable that were over 90 days past due had increased by $7.2 million to $34.4 million (9.2% of the total outstanding) from $27.2 million (7.7% of the total outstanding) at October 31, 2005. Some larger customers were slower in making payments.
     Cash Flows from Operating Activities. During the first three months of 2006 $11.9 million was used in operating activities from continuing operations, while operations in the first three months of 2005 provided net cash of $11.3 million. Operating cash from continuing operations decreased in the first three months of 2006 from the first three months of 2005 primarily due to slower payments by some large customers in 2006 and the effect of the timing of other recurring payments.
     Cash Flows from Investing Activities. Net cash used in investing activities in the first three months of 2006 was $10.8 million, compared to $18.7 million used in the first three months of 2005. The decrease was primarily due to the $8.1 million decrease in the cash used in the purchase of businesses in the first three months of 2006 compared to the first three months of 2005.
     Cash Flows from Financing Activities. Net cash used in financing activities was $2.0 million in the first three months of 2006, while $3.4 million was provided by financing activities in the first three months of 2005. This was primarily because $5.1 million less in common stock was issued in the first three months of 2006 through the Company’s stock option and employee stock purchase plans.
     Line of Credit. In May 2005, ABM entered into a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.125%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of January 31,

2006 and October 31, 2005, the total outstanding amounts under the facility were $97.8 million and $84.4 million in the form of standby letters of credit, respectively.
     The facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also requires that the Company satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after May 25, 2005 (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM after the effective time by reason of the issuance and sale of capital stock or other equity interests of ABM, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to ABM’s employee stock purchase plans, employee stock option plans and similar programs.
     The lenders waived the event of default that would have existed under the facility for failure to deliver audited financial statements for 2005 and a corresponding compliance certificate occasioned by the delay in filing the Annual Report on Form 10-K provided these were delivered no later than March 31, 2006. The Annual Report on Form 10-K was filed on March 29, 2006 and the Company is now in compliance with all covenants.
Cash Requirements
     The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment. As of January 31, 2006, future contractual payments were as follows:

(in thousands)	Payments Due By Period

Contractual		Less than	1 - 3	4 - 5	After 5
Obligations	Total	1 year	years	years	years

Operating Leases	$136,938	$37,394	$45,037	$23,730	$30,777

     Additionally, the Company has the following commercial commitments and other long-term liabilities:

(in thousands)	Amounts of Commitment Expiration Per Period

Commercial		Less than	1 - 3	4 - 5	After 5
Commitments	Total	1 year	years	years	years

Standby Letters of Credit	$97,845	$97,845	—	—	—
Surety Bonds	51,401	42,872	$8,508	$21	—

Total	$149,246	$140,717	$8,508	$21	—

(in thousands)	Payments Due By Period

Other Long-Term		Less than	1 - 3	4 - 5	After 5
Liabilities	Total	1 year	years	years	years

Retirement Plans	$35,455	$2,706	$4,265	$4,415	$24,069

     The Company uses surety bonds, principally performance and payment bonds, to guarantee performance under various customer contracts in the normal course of business. These bonds typically remain in force for one to five years and may include optional renewal periods. At January 31, 2006, outstanding surety bonds totaled approximately $51.4 million. The Company does not believe these bonds will be required to be drawn upon.

     The Company has three unfunded defined benefit plans, an unfunded post-retirement benefit plan and an unfunded deferred compensation plan that are described in Note 14 of the Notes to Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q. At January 31, 2006, the liability reflected on the Company’s consolidated balance sheet for these five plans totaled $22.6 million, with the amount expected to be paid over the next 20 years estimated at $35.5 million. With the exception of the deferred compensation plan, the liability for which is reflected on the Company’s consolidated balance sheet at the amount of compensation deferred plus accrued interest, the plan liabilities at that date assume future annual compensation increases of 3.0% (for those plans affected by compensation changes) and have been discounted at 5.75%, a rate based on Moody’s AA-rated long-term corporate bonds (i.e., 20 years). Because the deferred compensation plan liability reflects the actual obligation of the Company and the post-retirement benefit plan and two of the three defined benefit plans have been frozen, variations in assumptions would be unlikely to have a material effect on the Company’s financial condition and operating performance. The Company expects to fund payments required under the five plans from operating cash as payments are due to participants.
     Not included in the unfunded employee benefit plans in the table above are union-sponsored multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions paid for these plans were $8.7 million and $8.0 million in the three months ended January 31, 2006 and 2005, respectively.
     The Company self-insures certain insurable risks such as general liability, automobile property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million (inclusive of legal fees) to $1.0 million (exclusive of legal fees) except for the California workers’ compensation insurance which increased to $2.0 million effective April 14, 2003. However, effective April 14, 2005, the deductible for California workers’ compensation insurance decreased from $2.0 million to $1.0 million per occurrence, plus an additional $1.0 million annually in the aggregate, due to improvements in general insurance market conditions. The estimated liability for claims incurred but unpaid at January 31, 2006 and October 31, 2005 was $202.5 million and $198.6 million, respectively. The Company retains an outside actuary to provide an actuarial estimate of its insurance reserves at least annually.
     The self-insurance claims paid in the first three months of 2006 and 2005 were $16.3 million and $14.7 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances.
     The Company paid a total of $7.8 million in February 2006 in respect of settlement of litigation and other claims that were pending at October 31, 2005. Because the settlements occurred before the 2005 financial statements were issued, this amount was subsequently accrued for as of October 31, 2005 and was still unpaid as of January 31, 2006.
     The Company has begun the process of installing a Voice over Internet Protocol (“VoIP”) technology that will allow the entire Company to make telephone calls using the Company’s private network instead of a regular (or analog) phone line. The VoIP project is estimated to cost $7.4 million, of which $4.7 million was already spent as of January 31, 2006, and is expected to be completed by April 30, 2006.
     The Company has no other significant commitments for capital expenditures and believes that the current cash and cash equivalents, cash generated from operations and the line of credit will be sufficient to meet the Company’s cash requirements for the long term.
Insurance Claims Related to the Destruction of the World Trade Center in New York City on September 11, 2001

     The Company had commercial insurance policies covering business interruption, property damage and other losses related to the World Trade Center complex in New York, which was the Company’s largest single job-site at the time of its destruction on September 11, 2001 with annual Sales of approximately $75.0 million. The Company is engaged in protracted litigation with Zurich, its business interruption insurance carrier, to recover its losses of business profits, which is described in Part II, Item 1, Legal Proceedings. Under the policy, coverage for business interruption and other related losses is capped at $127.4 million. ABM believes its losses exceed $100.0 million, of which $10.0 million was paid in 2002 under the contingent business interruption sub-limit. In addition, during 2005, the Company received an indemnity payment from Zurich of $1.5 million, representing the Company’s recovery of certain accounts receivable from customers that cannot be collected due to loss of paperwork in the destruction of World Trade Center, additional claimed business personal property and business income loss. In 2002, Zurich had paid the Company $3.8 million for property damage, which substantially settled the property portion of the claim.
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
Acquisitions
     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the three months ended January 31, 2006 and 2005 are discussed in Note 9 of Notes to Consolidated Financial Statements.
Results of Continuing Operations
Three Months Ended January 31, 2006 vs. Three Months Ended January 31, 2005

	Three Months		Three Months
	Ended	% of	Ended	% of	Increase
($ in thousands)	January 31, 2006	Sales	January 31, 2005	Sales	(Decrease)

			As Restated
Revenues
Sales and other income	$666,601	100.0%	$638,165	100.0%	4.5%

Expenses
Operating expenses and cost of goods sold	606,176	90.9%	579,457	90.8%	4.6%
Selling, general and administrative	52,893	7.9%	48,107	7.5%	9.9%
Intangible amortization	1,578	0.2%	1,356	0.2%	16.4%
Interest	123	—	252	—	—

Total expenses	660,770	99.1%	629,172	98.6%	5.0%

Income from continuing operations before income taxes	5,831	0.9%	8,993	1.4%	(35.2)%
Income taxes	1,841	0.3%	3,370	0.5%	(45.4)%

Income from continuing operations	$3,990	0.6%	$5,623	0.9%	(29.0)%

     Income from continuing operations. Income from continuing operations for the first three months of 2006 decreased 29% to $4.0 million ($0.08 per diluted share) from $5.6 million ($0.11 per diluted share) for the first three months of 2005. The decrease was primarily due to $4.5 million of higher professional fees related to the Sarbanes-Oxley internal controls certification requirement and $1.2 million of share-based compensation costs with the adoption of SFAS No. 123R effective November 1, 2005. Additionally, the operating profit of Parking and Lighting declined between the three months ended January 31, 2005 and 2006 but these declines were more than offset by operating profit improvements in Janitorial and Engineering. Operating profit of Security for the three months of 2006 was $0.2 million compared to an operating loss of $0.9 million for the first three months of 2005, which included a $3.4 million charge for a reserve provided for the amount the Company believes it overpaid SSA LLC in connection with a subcontracting agreement that ended on June 30, 2005. The Company is pursuing the collection of this overpayment.
     Sales and Other Income. Sales for the first three months of 2006 of $666.6 million increased by $28.4 million or 4.5% from $638.2 million for the first three months of 2005. Acquisitions completed in fiscal year 2005 and the three months ended January 31, 2006 contributed $16.1 million to the Sales increase. Additionally, Parking’s reimbursements for out-of-pocket expenses from managed parking lot clients were $5.8 million higher. The remainder of the Sales increase was primarily due to new business in Engineering and Security.
     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit (Sales minus operating expenses and cost of goods sold) was 9.1% and 9.2% for the first three months of 2006 and 2005, respectively. The decline in margins was primarily due to increased overtime expenses and lower margins on new contracts in Security, higher reimbursements in 2006 for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit, partially offset by higher margins in Janitorial due to lower insurance expense.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2006 were $52.9 million, compared to $48.1 million for the first quarter of 2005. The increase was primarily due to $4.5 million of higher professional fees related to the Sarbanes-Oxley internal controls certification requirement, $1.2 million of share-based compensation costs with the adoption of SFAS No. 123R and annual salary increases. The first quarter of 2005 included a $3.4 million charge for a reserve provided for the amount the Company believes it overpaid SSA LLC.
     Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was lower for the first quarter of 2006 compared to the first quarter of 2005.
     Income Taxes. The effective tax rate was 31.6% for the first three months of 2006 compared to 37.5% for the first three months of 2005. The effective tax rate for the first three months of 2006 was lower than the estimated annual effective tax rate for fiscal year 2006 of 37.5%, primarily due to a $0.3 million benefit from the increase in deferred tax assets as of January 31, 2006, related to an increase in the estimated overall state income tax rate.
     Segment Information. Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. Corporate expenses, including the Company’s share-based compensation costs, are not allocated.

	Three Months Ended January 31,		Better
($ in thousands)	2006	2005	(Worse)

		As Restated
Sales and other income
Janitorial	$386,354	$376,123	2.7%
Parking	105,721	101,126	4.5%
Security	78,296	73,111	7.1%
Engineering	66,939	58,048	15.3%
Lighting	28,896	29,416	(1.8)%
Corporate	395	341	15.8%

	$666,601	$638,165	4.5%

Operating profit
Janitorial	$14,696	$12,432	18.2%
Parking	1,639	2,388	(31.4)%
Security	175	(913)	—
Engineering	3,188	3,001	6.2%
Lighting	335	681	(50.8)%
Corporate	(14,079)	(8,344)	(68.7)%

Operating profit	5,954	9,245	(35.6)%
Interest expense	(123)	(252)	51.2%

Income from continuing operations
before income taxes	$5,831	$8,993	(35.2)%

     The results of operations from the Company’s segments for the quarter ended January 31, 2006, compared to the same period in 2005, are more fully described below.

     Janitorial. Sales for Janitorial increased by $10.2 million, or 2.7%, for the first three months of 2006 compared to 2005. The Brandywine, Initial Baltimore and Colin acquisitions contributed $13.4 million to the increase in Sales. Additionally, Sales in the Northern California, Northwest, South Central, Southwest and North Central regions increased due to new business, expansion of services to existing customers and price adjustments to pass through a portion of union cost increases. The increases were partially offset by reductions in Sales from lost accounts in the Midwest, Southeast and Northeast regions.
     Operating profit increased by $2.3 million, or 18.2%, during the first three months of 2006 compared to 2005. The increase was primarily due to lower insurance expense, $0.3 million profit contribution from acquisitions (Brandywine, Initial Baltimore and Colin) and higher profit in Northern California due to higher sales and margin improvement.
     Parking. Parking Sales increased by $4.6 million or 4.5% while operating profit decreased $0.7 million or 31.4% during the first three months of 2006 as compared to the same period of 2005. The increase in Sales was primarily due to $5.8 million of higher reimbursements for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit, partially offset by a decrease in lease revenue. The reduction in lease revenue was principally due to the October 2005 sale of the leasehold interest in an off-airport parking facility that had contributed $1.7 million in Sales in the first three months of 2005. The decrease in operating profit is primarily due to higher legal expenses and higher operating costs associated with a new revenue collection and reporting system still being implemented.
     Security. Security Sales increased $5.2 million, or 7.1%, during the first three months of 2006 compared to the first three months of 2005 primarily due to the acquisitions of Amguard Security and Patrol Services (“Amguard”), Fargo and Protector, which contributed $2.7 million to the Sales increase, and new business. Operating profit of Security for the three months of 2006 was $0.2 million compared to an operating loss of $0.9 million for the first three months of 2005. The improvement in operating profit was primarily due to the inclusion in 2005 of a $3.4 million charge for a reserve provided for the amount the Company believes it overpaid SSA LLC, of which $2.8 million is attributable to the overpayment in 2004. The Company intends to continue to vigorously pursue the collection of the overpayment. Also included in 2005 was a $0.3 million charge to correct the understatement of payroll and payroll-related expenses in 2004. Partially offsetting these increases were higher overtime expenses in the operations acquired from SSA LLC, lower margins on new contracts, annual salary increases and increase in workers’ compensation, legal fees and settlements. Additionally, included in 2005 was $1.1 million of benefit from correcting the overstatement of insurance expense in 2004.
     Engineering. Sales for Engineering increased $8.9 million, or 15.3%, during the first three months of 2006 compared to the first three months of 2005 due to successful sales initiatives resulting in new business and the expansion of services to existing customers across the country, most significantly in Northern California and the Midwest. Operating profits increased $0.2 million, or 6.2%, during the first three months of 2006 compared to the first three months of 2005 primarily due to higher Sales, partially offset by higher selling, general and administrative expenses associated with increased management staff necessary to support the growth in business.
     Lighting. Lighting Sales decreased $0.5 million or 1.8% and operating profit decreased $0.3 million, or 50.8% during the first three months of 2006 compared to the first three months of 2005. The Sales decrease was primarily due to decreased project business and lost service contracts. The decrease in operating profit was primarily due to the decrease in Sales.
     Corporate. Corporate expenses for the first three months of 2006 increased by $5.7 million or 68.7% compared to the same period of 2005 mainly due to $4.5 million of higher professional fees related to the Sarbanes-Oxley internal controls certification requirement and $1.2 million of share-based compensation costs with the adoption of SFAS No. 123R.
Share-Based Compensation
     Effective November 1, 2005, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R,

Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first three months of 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted for the fiscal years beginning November 1, 1995 and ending October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and 2) amortization related to all stock option awards granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The compensation cost is included in selling, general and administrative expenses.
     The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statement for the three months ended January 31, 2006 for stock options were $1.2 million and $0.2 million, respectively. As of January 31, 2006, there was $8.5 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested options which is expected to be recognized over a weighted-average vesting period of 3.1 years.
     The Company continues to estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company uses an outside expert to estimate the assumptions used in the option valuation model. The Company now estimates option forfeitures based on historical data and adjusts the forfeiture rate periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed. During the three months ended January 31, 2006, no adjustment was necessary.
     On March 7, 2006, the Board of Directors of ABM amended the 2004 Employee Stock Purchase Plan, effective May 1, 2006. The plan had provided that the participant’s purchase price would be 85% of the lower of the fair market value of ABM’s common stock on the first day of each six-month period in the fiscal year or the last trading day of each month. Commencing May 1, 2006, the purchase price will be 95% of the fair market value of ABM’s common stock on the last trading day of each month.
     Because the Company was delayed in filing its Annual Report on Form 10-K for the fiscal year ended October 31, 2005, and this Quarterly Report on Form 10-Q for the period ended January 31, 2006, the Company was not able to issue shares in the Employee Stock Purchase Plan on February 28, 2006 or March 31, 2006. In accordance with the terms of the Plan, participants could elect the return of their contributions for these months. Monies left in the plan as well as contributions for April 2006 will be used to purchase shares on April 30, 2006 at a purchase price equal to 85% of the lower of the fair market value of ABM common stock on November 1, 2005 or on April 30, 2006.
     Because of the delays in filing the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, and this Quarterly Report on Form 10-Q for the period ended January 31, 2006, the Company could not issue shares under its stock option plans and no participants were permitted to exercise options between February 1, 2006 and the date of filing of this Quarterly Report on Form 10-Q. Following the filing of this Quarterly Report on Form 10-Q, stock option exercises will be permitted.
Results from Discontinued Operations
     On June 2, 2005, the Company sold substantially all of the operating assets of CommAir Mechanical Services, which represented the Company’s Mechanical segment, to Carrier Corporation (“Carrier”). The operating assets sold included customer contracts, accounts receivable, inventories, facility leases and other assets, as well as rights to the name “CommAir Mechanical Services.” The consideration paid was $32.0 million in cash, subject to certain adjustments, and Carrier’s assumption of trade payables and accrued liabilities. The Company realized a pre-tax gain of $21.4 million ($13.1 million after tax) on the sale of these assets in 2005.
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
     The operating results of Mechanical for the three months ended January 31, 2005 are shown below.

Three Months Ended
(In thousands)	January 31, 2005

Revenues	$9,198

Loss before income taxes	$(229)
Income taxes	(90)

Loss from discontinued operations, net of income taxes	$(139)

Adoption of Accounting Standards
     Effective November 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 107. For more details, see “Share-Based Compensation” section above.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes” (“Opinion No. 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principles. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company began to apply SFAS No. 154 effective November 1, 2005.
Recent Accounting Pronouncements
     In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 provides guidance for the treatment of rental expense incurred during a construction period. The guidance in FSP No. FAS 13-1 prohibits the capitalization of rental expense as leasehold improvement costs and is effective in the first reporting period beginning after December 15, 2005. The Company does not expect the adoption of FSP No. FAS 13-1 will have a material impact on its financial position, results of operations or liquidity.
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
     Using the annual actuarial report, management develops annual insurance costs for each operation, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse developments (e.g., changes in regulatory requirements and changes in reserving methodology). If the trends suggest that the frequency or severity of claims incurred increased, the Company might be required to record additional expenses for self-insurance liabilities. Additionally, the Company uses third party service providers to administer its claims and the performance of the service providers and transfers between administrators can impact the cost of claims and accordingly the amounts reflected in insurance reserves.
     Allowance for Doubtful Accounts. Trade accounts receivable arise from services provided to its customers and are generally due and payable on terms varying from the receipt of invoice to net thirty days. The Company records an allowance for doubtful accounts to provide for losses on accounts receivable due to customers’ inability to pay and other credit risks. The allowance is typically estimated based on an analysis of the historical rate of credit losses or write-offs (due to a customer bankruptcy or failure of a former customer to pay) and specific customer concerns. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. Changes in the financial condition of customers or adverse developments in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance. If the rate of future credit losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses. Alternatively, if the rate of future credit losses is less than the historical rate, then the allowance for doubtful accounts will be in excess of actual credit losses. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk.
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

     Deferred Income Tax Asset and Valuation Allowance. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If the enacted rates in future years differ from the rates expected to apply, an adjustment of the net deferred tax assets will be required. Additionally, if management determines it is more likely than not that a portion of the net deferred tax asset will not be realized, a valuation allowance is recorded. At January 31, 2006, the net deferred tax asset was $93.4 million, net of a $0.2 million valuation allowance related to state net operating loss carryforwards. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.
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
     Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” goodwill is no longer amortized. Rather, the Company performs goodwill impairment tests on at least an annual basis, in the fourth quarter, using the two-step process prescribed in SFAS No. 142. The first step is to evaluate for potential impairment by comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. The fair value of the reporting unit, if required to be determined, will be independently appraised. As of January 31, 2006, no impairment of the Company’s goodwill carrying value has been indicated.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At January 31, 2006, the Company had no outstanding long-term debt. Although the Company’s assets included $32.1 million in cash and cash equivalents at January 31, 2006, market rate risk associated with changing interest rates in the United States is not material.
Item 4. Controls and Procedures
     a. Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2006, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, these officers concluded that these disclosure controls and procedures were not effective as of January 31, 2006 because of material weaknesses in internal control over financial reporting pertaining to operations acquired in the Company’s Security segment in March 2004 described in the Company’s Annual Report on Form 10-K which remained unremediated at January 31, 2006. As a result of these material weaknesses, management performed extensive supplemental analyses and other post-closing procedures in preparing its financial statements as of and for the quarter ended January 31, 2006 to ensure that such financial statements were fairly stated, in all material respects, in accordance with accounting principles generally accepted in the United States of America.
     b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As set forth in Item 9A of the Company’s Annual Report on Form 10-K for the year ended October 31, 2005, the Company has implemented a number of changes since January 31, 2006 that it believes have materially improved the Company’s internal control over financial reporting and expects similar improvement from other remediation actions not yet implemented.
PART II.OTHER INFORMATION
Item 1. Legal Proceedings
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
     On July 12, 2005, a purported class action lawsuit entitled Augustus v. American Commercial Security Services (“ACSS”) was filed in the Superior Court of California, Los Angeles County. The potential class consists of all ACSS security guards in California. The plaintiff alleges that ACSS failed to provide meal breaks and rest breaks under California’s wage and hour laws. On February 23, 2006, a second purported class action lawsuit was filed by the same named plaintiff in the same forum representing the same class and alleging violations of California’s wage and hour laws and unfair business practices. ACSS and ABM are investigating these claims and will defend these lawsuits vigorously. It is too early to assess the amount of potential losses in these matters, if any.
     The Company had commercial insurance policies covering business interruption, property damage and other losses related to the World Trade Center (“WTC”) complex in New York, which was the Company’s largest single job-site at the time of its destruction on September 11, 2001 with annual sales of approximately $75.0 million. In December 2001, Zurich Insurance Company (“Zurich”), its business interruption carrier, filed a Declaratory Judgment Action in the Southern District of New York claiming all the Company’s losses of business profits fell under the policy’s contingent business interruption sub-limit of $10.0 million. On June 2, 2003, the court ruled on certain summary judgment motions in favor of Zurich. Thereafter, the Company appealed the court’s rulings. On February 9, 2005, the United States Court of Appeals for the Second Circuit granted summary judgment in favor of ABM on the Company’s insurance claims for business interruption losses resulting from the WTC terrorist attack. The Court also ruled that ABM is entitled to recovery for the extra expenses the Company incurred after September 11, 2001, which includes expenses related to increased unemployment claims and costs associated with the redeployment of WTC personnel at other facilities. The Court rejected the arguments of Zurich to limit the Company’s business interruption coverage to $10.0 million. On February 24, 2005, Zurich filed a motion to have its appeal heard by the Second Circuit Court of Appeals sitting en banc. Zurich’s motion was denied on June 27, 2005, and this matter has returned to the district court for a trial on the amount of ABM’s losses. On March 31, 2006, the parties argued motions for partial summary judgment before the district court on different methods for determining the appropriate period for recovery of business interruption losses. No rulings have yet been made. A trial date has been established for August 14, 2006. Under the policy, coverage for business interruption and other related losses is capped at $127.4 million. ABM believes its losses exceed $100.0 million, of which $10.0 million was paid in 2002 under the contingent business interruption sub-limit. In addition, during 2005, the Company received an indemnity payment from Zurich of $1.5 million, representing the Company’s recovery of certain accounts receivable from customers that cannot be collected due to loss of paperwork in the destruction of the WTC, and additional claimed business property and business income loss. In 2002, Zurich had paid the Company $3.8 million for property damage, which substantially settled the property portion of the claim.
     The Company uses an independent actuary to evaluate the Company’s estimated claim costs and liabilities at least annually. The 2004 actuarial report completed in November 2004 indicated that there were adverse developments in the Company’s insurance reserves primarily related to workers’ compensation claims in the State of California during the four-year period ended October 31, 2003, for which the Company recorded a charge of $17.2 million in the fourth quarter of 2004. The Company believes a substantial portion of the $17.2 million was related to poor claims management by a third party administrator that no longer performs these services for the Company. In addition, the Company believes that poor claims administration in certain other states, where it had insurance, led to higher insurance costs for the Company. The Company has filed a claim against its former third party administrator for its damages related to claims mismanagement. The Company is actively pursing this claim, which is subject to arbitration in accordance with the rules of the American Arbitration Association. The three-person arbitration panel has been designated and a schedule for the discovery process established.
     In August 2005, ABM filed an action for declaratory relief, breach of contract and breach of the implied covenant of good faith and fair dealing in U.S. District Court in The Northern District of California against its insurance carriers, Zurich American Insurance Company and National Union Fire Insurance Company relating to the carrier’s failure to provide coverage for ABM and one of its Parking subsidiaries. All parties have filed motions for summary adjudication on the issue of the duty to defend, and those are to be heard in April, 2006. ABM is also seeking to amend its complaint in this action to include “bad faith” allegations based upon the recent settlement of the underlying litigation with IAH-JFK Airport Parking Co., LLC. ABM seeks to recover legal fees and $6.3 million in its settlement costs in the underlying litigation.
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
Item 1A. Risk Factors
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
     Timeliness of remediation of material weakness in the Company’s internal control over financial reporting as of January 31, 2006 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could affect the Company’s results. As disclosed in the Company’s Form 10-K for the fiscal year ended October 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2005 because of material weaknesses related to the Company’s controls over and at the operations the Company acquired in March 2004 from Security Services of America, LLC, included as a subsidiary within the Company’s Security segment. These material weaknesses remained unremediated at January 31, 2006. While during the second quarter of fiscal year 2006 the Company implemented most of the remediation actions it has thus far determined to take to address the material weaknesses that caused the Company’s internal control over financial reporting to be deemed not effective, they will not be considered fully remediated until the improved internal controls operate for a period of time and, through testing, are deemed to be operating effectively.
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
     A change in actuarial analysis could affect the Company’s results. The Company uses an independent actuary to evaluate estimated claim costs and liabilities at least annually to ensure that its self-insurance reserves are appropriate. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse developments (e.g., changes in regulatory requirements and changes in reserving methodology). Actuaries may vary in the manner in which they derive their estimates and these differences could lead to variations in actuarial estimates that cause changes in the Company’s insurance reserves not related to changes in its claims experience. Changes in insurance reserves as a result of an actuarial review can cause swings in operating results that are unrelated to the Company’s ongoing business. In addition, because of the time required for the actuarial analysis, the Company may not learn of a deterioration in claims, particularly claims administered by a third party, until additional costs have been incurred or are projected. Because the Company bases its pricing in part on its estimated insurance costs, the Company’s prices could be higher or lower than they otherwise might be if better information were available resulting in a competitive disadvantage in the former case and reduced margins or unprofitable contracts in the latter.
     The Company’s technology environment may be inadequate to support growth. Although the Company employs a centralized accounting system, the Company relies on a number of legacy information technology systems, as well as manual processes, to conduct its operations. These systems and processes may be unable to provide adequate support for the business and create additional reliance upon manual rather than system controls, particularly as the Company expands. This could result, for instance, in delays in meeting payroll obligations, in difficulty calculating and tracking appropriate withholding of governmental withholding and other payroll regulatory obligations, and in higher internal and external expenses to work around these systems. Additionally, the current technology environment may be unable to support the integration of acquired businesses and anticipated internal growth. The Company is engaged in an evaluation of its information technology systems, including its legacy payroll systems, its centralized information technology infrastructure and desktop environment, and its accounting and financial system.
     The Company could experience labor disputes that could lead to loss of sales or expense variations. At January 31, 2006, approximately 40% of the Company’s employees were subject to various local collective bargaining agreements. Some collective bargaining agreements will expire or become subject to renegotiation during fiscal year 2006. In addition, the Company may face union organizing drives in certain cities. When one or more of the Company’s major collective bargaining agreements becomes subject to renegotiation or when the Company faces union organizing drives, the Company and the union may disagree on important issues which, in turn, could lead to a strike, work slowdown or other job actions at one or more of the Company’s locations. A strike, work slowdown or other job action could in some cases disrupt the Company from providing its services, resulting in reduced revenue collection. If declines in customer service occur or if the Company’s customers are targeted for sympathy strikes by other unionized workers during union organizing drives, contract cancellations could result. In other cases, a strike, work slowdown or other job action could lead to lower expenses due to fewer employees performing services. Alternatively, the result of renegotiating a collective bargaining agreement could be a substantial increase in labor and benefits expenses that the Company could be unable to pass through to its customers for some period of time, if at all.
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
•	Diversion of management time and focus from operating the business to acquisition integration;

•	Inability to retain employees from businesses the Company acquires;

•	Inability to maintain relationships with customers of the acquired business;

•	The need to implement or improve internal controls, procedures and policies appropriate for a public company at businesses that prior to the acquisition lacked these controls, procedures and policies;

•	The need to integrate acquired businesses’ accounting, management information, human resources and other administrative systems to permit effective management;

•	Write-offs or impairment charges relating to goodwill and other intangible assets from acquisitions; and

•	Unanticipated or unknown liabilities relating to acquired businesses.
     A decline in commercial office building occupancy and rental rates could affect the Company’s sales and profitability. The Company’s sales directly depend on commercial real estate occupancy levels and the rental income of building owners. Decreases in occupancy levels and rental income reduce demand and also create pricing pressures on building maintenance and other services provided by the Company. In certain geographic areas and service segments, the Company’s most profitable sales are known as tag jobs, which are services performed for tenants in buildings in which it performs building services for the property owner or management company. A decline in occupancy rates could result in a decline in fees paid by landlords, as well as tenant work, which would lower sales and margins. In addition, in those areas of its business where the Company’s workers are unionized, decreases in sales can be accompanied by relative increases in labor costs if the Company is obligated by collective bargaining agreements to retain workers with seniority and consequently higher compensation levels and cannot pass through these costs to customers.
     Weakness in airline travel and the hospitality industry could adversely affect the results of the Company’s Parking segment. A significant portion of the Company’s Parking sales is tied to the numbers of airline passengers and hotel guests. Parking results were adversely affected after the terrorist attacks of September 11, 2001, during the Severe Acute Respiratory Syndrome (“SARS”) crisis and at the start of the military conflict in Iraq as people curtailed both business and personal travel and hotel occupancy rates declined. As airport security precautions expanded, the decline in travel was particularly noticeable at airports associated with shorter flights for which ground transportation became the alternative. While it appears that airline travel and the hospitality industry have recovered, there can be no assurance that increased concerns about terrorism, disease (including avian flu), or other adversities will not again reduce travel, adversely impacting Parking sales and operating profits.
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

     The Company is subject to intense competition. The Company believes that each aspect of its business is highly competitive, and that such competition is based primarily on price and quality of service. The Company provides nearly all its services under contracts originally obtained through competitive bidding. The low cost of entry to the facility services business has led to strongly competitive markets made up of large numbers of mostly regional and local owner-operated companies, located in hundreds of cities throughout the United States as well as in certain cities in British Columbia, Canada (with particularly intense competition in the janitorial business in the Southeast and South Central regions of the United States). The Company also competes with the operating divisions of a few large, diversified facility services and manufacturing companies on a national basis. Indirectly, the Company competes with building owners and tenants that can perform internally one or more of the services provided by the Company. These building owners and tenants might have a competitive advantage when the Company’s services are subject to sales tax and internal operations are not. Furthermore, competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could inhibit the Company’s success in bidding for profitable business and its ability to increase prices even as costs rise, thereby reducing margins.
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
     The Company incurs significant accounting and other control costs that reduce its profitability. As a publicly traded corporation, the Company incurs certain costs to comply with regulatory requirements. The process of attempting to meet the internal control over financial reporting certification requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was more costly than anticipated, requiring additional personnel and outside advisory services as well as additional accounting and legal expenses. The Company anticipates capital expenditures and operating expenses associated with the remediation of its material weaknesses and other planned remediation actions and with implementation of system-provided internal controls which is continuing in 2006.
     Most of the Company’s competitors are privately owned so these costs can be a competitive disadvantage for the Company. Should the Company’s sales decline or if the Company is unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, its costs associated with regulatory compliance will rise as a percentage of sales.
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
Item 6. Exhibits

Exhibit 10.1	-	Settlement Agreement and Release of All Claims with IAH-JFK Airport Parking Co., LLC dated February 15, 2006.
Exhibit 10.2	-	2006 Base Salary and Performance Incentive Program: Chief Executive Officer.
Exhibit 31.1	-	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
Exhibit 31.2	-	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
Exhibit 32.1	-	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated
April 7, 2006	/s/ George B. Sundby
George B. Sundby
Executive Vice President and Chief Financial Officer Principal Financial Officer

April 7, 2006	/s/ Maria De Martini
Maria De Martini
Vice President and Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Settlement Agreement and Release of All Claims with IAH-JFK Airport Parking Co., LLC dated February 15, 2006.
10.2	2006 Base Salary and Performance Incentive Program: Chief Executive Officer
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.