Form 10-Q
period 2006-04-30
ABM INDUSTRIES INC /DE/
filed 2006-06-12
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-8929
ABM INDUSTRIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-1369354
(State of Incorporation)	(I.R.S. Employer Identification No.)
160 Pacific Avenue, Suite 222, San Francisco, California 94111
(Address of principal executive offices)(Zip Code)
415/733-4000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock outstanding as of May 31, 2006: 48,751,582.

ABM INDUSTRIES INCORPORATED
FORM 10-Q
For the three and six months ended April 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
(in thousands, except share amounts)	2006	2005

ASSETS

Current assets
Cash and cash equivalents	$25,006	$56,793

Trade accounts receivable	373,521	353,036
Less: Allowances	(8,372)	(7,932)

Accounts receivable, net	365,149	345,104

Inventories	21,421	21,280
Deferred income taxes	45,984	46,795
Prepaid expenses and other current assets	51,546	44,690
Prepaid income taxes	1,645	6,791

Total current assets	510,751	521,453

Investments and long-term receivables	13,799	12,955

Property, plant and equipment, at cost
Land and buildings	4,025	4,624
Transportation equipment	14,561	14,119
Machinery and other equipment	84,978	79,406
Leasehold improvements	17,446	16,491

	121,010	114,640
Less accumulated depreciation and amortization	(86,307)	(80,370)

Property, plant and equipment, net	34,703	34,270

Goodwill, net of accumulated amortization	246,874	243,559

Other intangibles, at cost	39,371	37,941
Less accumulated amortization	(13,256)	(13,478)

Other intangibles, net	26,115	24,463

Deferred income taxes	46,288	46,426
Other assets	20,720	20,584

Total assets	$899,250	$903,710

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
(in thousands, except share amounts)	2006	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$53,657	$47,605
Income taxes payable	2,329	2,349
Accrued liabilities:
Compensation	64,778	72,034
Taxes — other than income	20,973	18,832
Insurance claims	75,137	71,455
Other	51,490	62,799

Total current liabilities	268,364	275,074

Retirement plans and other non-current liabilities	24,562	25,596
Insurance claims	132,363	127,114

Total liabilities	425,289	427,784

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,963,000 and 54,651,000 shares issued at April 30, 2006 and October 31, 2005, respectively	551	547
Additional paid-in capital	214,477	206,369
Accumulated other comprehensive income (loss)	245	(68)
Retained earnings	369,007	365,455
Cost of treasury stock (6,400,000 and 5,600,000 shares at April 30, 2006 and October 31, 2005, respectively)	(110,319)	(96,377)

Total stockholders’ equity	473,961	475,926

Total liabilities and stockholders’ equity	$899,250	$903,710

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2006	2005	2006	2005
		As Restated		As Restated

Revenues
Sales and other income	$660,108	$639,555	$1,326,709	$1,277,720
Gain on insurance claim	—	1,195	—	1,195

Total revenues	660,108	640,750	1,326,709	1,278,915

Expenses
Operating expenses and cost of goods sold	592,322	578,826	1,198,498	1,158,283
Selling, general and administrative	49,530	50,331	102,423	98,438
Intangible amortization	1,493	1,478	3,071	2,834
Interest	121	241	244	493

Total expenses	643,466	630,876	1,304,236	1,260,048

Income from continuing operations before income taxes	16,642	9,874	22,473	18,867
Income taxes	6,250	1,031	8,091	4,401

Income from continuing operations	10,392	8,843	14,382	14,466
Income from discontinued operations, net of income taxes	—	387	—	248

Net income	$10,392	$9,230	$14,382	$14,714

Net income per common share — Basic
Income from continuing operations	$0.21	$0.18	$0.29	$0.29
Income from discontinued operations	—	0.01	—	0.01

	$0.21	$0.19	$0.29	$0.30

Net income per common share — Diluted
Income from continuing operations	$0.21	$0.17	$0.29	$0.28
Income from discontinued operations	—	0.01	—	0.01

	$0.21	$0.18	$0.29	$0.29

Average common and common equivalent shares
Basic	49,226	49,730	49,205	49,461
Diluted	49,812	50,702	49,949	50,552

Dividends declared per common share	$0.11	$0.105	$0.22	$0.21
The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2006 AND 2005

(in thousands)	2006	2005
		As Restated

Cash flows from operating activities:
Net income	$14,382	$14,714
Less income from discontinued operations	—	(248)

Income from continuing operations	14,382	14,466
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and intangible amortization	10,488	9,763
Share-based compensation expense	2,055	—
Provision for bad debt	852	504
Gain on sale of assets	(635)	(66)
Decrease (increase) in deferred income taxes	949	(2,740)
Increase in trade accounts receivable	(20,605)	(12,279)
(Increase) decrease in inventories	(141)	171
Increase in prepaid expenses and other current assets	(6,766)	(7,222)
(Increase) decrease in other assets and long-term receivables	(1,007)	306
Decrease (increase) in net prepaid income taxes	5,126	(8,694)
Decrease in retirement plans and other non-current liabilities	(1,034)	(652)
Increase in insurance claims	8,931	11,239
(Decrease) increase in trade accounts payable and other accrued liabilities	(10,143)	4,915

Total adjustments to income from continuing operations	(11,930)	(4,755)

Net cash provided by continuing operating activities	2,452	9,711
Net operational cash flows from discontinued operations	—	1,062

Net cash provided by operating activities	2,452	10,773

Cash flows from investing activities:
Additions to property, plant and equipment	(8,354)	(9,368)
Proceeds from sale of assets	1,394	1,204
Purchase of businesses	(8,564)	(16,558)
Other	—	924

Net cash used in investing activities	(15,524)	(23,798)

Cash flows from financing activities:
Common stock issued	6,057	13,725
Common stock purchases	(13,942)	(4,158)
Dividends paid	(10,830)	(10,398)

Net cash used in financing activities	(18,715)	(831)

Net decrease in cash and cash equivalents	(31,787)	(13,856)
Cash and cash equivalents beginning of period	56,793	63,369

Cash and cash equivalents end of period	$25,006	$49,513

Supplemental Data:
Cash paid for income taxes	$1,526	$15,835
Tax benefit from exercise of options	$477	$1,201
Cash received from exercise of options	$5,580	$13,725
Non-cash investing activities:
Common stock issued for business acquired	$—	$3,490

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. General
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments necessary to present fairly ABM Industries Incorporated (ABM) and subsidiaries’ (the Company) financial position as of April 30, 2006 and the results of operations for the three and six months then ended, and cash flows for the six months then ended. These adjustments are of a normal, recurring nature, except as otherwise noted.
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
2. Previous Restatement of Prior Periods
     The financial statements for the first two quarters of 2005 included herein have been restated to correct accounting errors associated with the operations acquired from Security Services of America, LLC (SSA LLC) in 2004 in the Security segment of the Company. These errors primarily involved the understatement of cost of goods sold, selling, general and administrative expenses, accrued compensation, and an overstatement of cash and cash equivalents during the first two quarters of 2005 and errors in accounting for the subcontracting arrangement with SSA LLC while certain state operating licenses were being obtained by the Company. Correcting these errors reduced the Company’s income from continuing operations before income taxes and the operating profits of the Security segment by $2.1 million ($1.3 million after-tax) and $6.1 million ($3.7 million after-tax) in the three and six months ended April 30, 2005, respectively. Of the $6.1 million for the six months ended April 30, 2005, $2.0 million was attributable to correction of 2004 errors, (i.e., a $2.8 million charge to selling, general and administrative expenses for a reserve provided for the amount the Company believes it overpaid SSA LLC in 2004 in connection with the subcontracting arrangement with SSA LLC and a $0.3 million charge to cost of goods sold to correct the understatement of payroll and payroll-related expenses in 2004, that were partially offset by a $1.1 million benefit in cost of goods sold from correcting the overstatement of insurance expense in 2004).
     Detailed information on the restatement is included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, as filed with the Securities and Exchange Commission.
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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2006	2005	2006	2005
		As Restated		As Restated

Net income available to common stockholders	$10,392	$9,230	$14,382	$14,714

Average common shares outstanding — Basic	49,226	49,730	49,205	49,461
Effect of dilutive securities:
Stock options	586	972	744	1,091

Average common shares outstanding — Diluted	49,812	50,702	49,949	50,552

Net income per common share — Basic	$0.21	$0.19	$0.29	$0.30

Net income per common share — Diluted	$0.21	$0.18	$0.29	$0.29
     For purposes of computing diluted net income per common share for the three months ended April 30, 2006 and 2005, options to purchase common shares of 2.5 million and 0.4 million, respectively, at weighted average exercise prices of $18.64 and $21.32, respectively, were excluded from the computation as they had an anti-dilutive effect.
4. Share-Based Compensation
     The Company has five stock incentive plans, which are described below. The Company also has an employee stock purchase plan.
     2006 Equity Incentive Plan
     On May 2, 2006, the shareholders of ABM approved the 2006 Equity Incentive Plan (the 2006 Equity Plan), which replaced the Time-Vested Incentive Stock Option Plan (the Time-Vested Plan), the 1996 Price-Vested Performance Stock Option Plan (the 1996 Plan) and the 2002 Price-Vested Performance Stock Option Plan (the 2002 Plan and collectively with the Time-Vested Plan and the 1996 Plan, the Prior Plans), all in advance of their expirations. The purpose of the 2006 Equity Plan is to provide stock-based compensation to employees and directors to promote close alignment among the interests of employees, directors and shareholders. The 2006 Equity Plan provides for the issuance of 2.5 million shares of the Company’s common stock plus the remaining shares authorized under the Prior Plans as of May 2, 2006, plus forfeitures under the Prior Plans after that date. The terms and conditions governing existing grants under the Time-Vested Plan, the 1996 Plan and the 2002 Plan will continue to apply to the outstanding grants made under those plans. The 2006 Equity Plan is an “omnibus” plan that provides for a variety of equity and equity-based award vehicles, including stock options, stock appreciation rights, restricted stock, restricted stock unit awards, performance shares, and other share-based awards. Shares subject to awards that terminate without vesting or exercise may be reissued. Certain of the awards available under the 2006 Equity Plan will qualify as “performance-based” compensation under Internal Revenue Code Section 162(m) (Section 162(m)).
     “Time-Vested” Incentive Stock Option Plan
     Under the Time-Vested Plan, the options become exercisable at a rate of 20% of the shares per year beginning one year after date of grant and terminate no later than 10 years plus one month after date of grant. At April 30, 2006, 0.3 million shares remained available for grant. On May 2, 2006, the remaining shares authorized under this plan became available for grant under the 2006 Equity Plan, as will forfeitures after that date.
     “Price-Vested” Performance Stock Option Plans

     ABM has two Price-Vested Plans, the 1996 Plan and the 2002 Plan. The two plans are substantially similar. Each option has pre-defined vesting prices which provide for accelerated vesting, which were established by ABM’s Compensation Committee. Under each form of option agreement, if, at the end of four years, any of the stock price performance targets are not achieved, then the remaining options would vest at the end of eight years from the date the options were granted. Options vesting during the first year following grant do not become exercisable until after the first anniversary of grant. The options expire ten years after the date of grant. At April 30, 2006, 0.3 million and 2.1 million shares remained available for grant under the 1996 Plan and the 2002 Plan, respectively. On May 2, 2006, the remaining shares authorized under these plans became available for grant under the 2006 Equity Plan, as will forfeitures after this date.
     Executive Stock Option Plan (aka “Age-Vested” Career Stock Option Plan)
     Under the Age-Vested Plan, options are exercisable for 50% of the shares when the option holders reach their 61st birthdays and the remaining 50% become exercisable on their 64th birthdays. To the extent vested, the options may be exercised at any time prior to one year after termination of employment. Effective as of December 9, 2003, no further grants may be made under the Plan.
     Employee Stock Purchase Plan
     Under the 2004 Employee Stock Purchase Plan, through April 30, 2006, the participants’ purchase price was 85% of the lower of the fair market value of ABM’s common stock on the first day of each six-month period in the fiscal year (i.e., May and November, or in the case of the first offering period, the price on August 1, 2004) or the last trading day of each month. Effective May 1, 2006, the purchase price became 95% of the fair market value of ABM’s common stock on the last trading day of each month. Accordingly, this plan is no longer considered compensatory and the value of the awards will no longer be treated as share-based compensation expense. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase. At April 30, 2006, 1.0 million shares remained unissued under the plan.
     Share-Based Compensation Expense
     Effective November 1, 2005, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the three and six months ended April 30, 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted for the fiscal years beginning November 1, 1995 and ending October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and 2) amortization related to all stock option awards granted November 1, 2005 or after, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The compensation cost is included in selling, general and administrative expenses and is not allocated to the segments.
     The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statement for the three and six months ended April 30, 2006 were as follows.

	Three Months Ended	Six Months Ended
(in thousands)	April 30, 2006	April 30, 2006

Share-based compensation expense recognized in SG&A before income taxes	$895	$2,055
Income tax benefit	159	325

Total share-based compensation expense after income taxes	$736	$1,730

     As of April 30, 2006, there was $7.9 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested options which is expected to be recognized over a weighted-average vesting period of 3.1 years. The Company elected to treat each award granted under the Time-Vested Plan as a single award and recognize the compensation cost on a straight-line basis over the requisite service period of the entire award. At any point in time, the compensation cost recognized will equal or exceed the portion of the grant-date fair value of the award that has vested at that date.
     The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation during the three- and six-month periods ended April 30, 2005:

		Three Months Ended	Six Months Ended
(in thousands, except per share data)		April 30, 2005	April 30, 2005
		As Restated	As Restated
Net income, as reported		$9,230	$14,714
Deduct:	Stock-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	713	1,579

Net income, pro forma		$8,517	$13,135

Net income per common share — Basic
	As reported	$0.19	$0.30
	Pro forma	$0.17	$0.27

Net income per common share — Diluted
	As reported	$0.18	$0.29
	Pro forma	$0.17	$0.26
     The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company uses an outside expert to determine the assumptions used in the option valuation model. The Company estimates option forfeitures based on historical data and adjusts the forfeiture rate periodically or as needed. The adjustment of the forfeiture rate may result in a cumulative catch-up adjustment in any period the forfeiture rate estimate is changed. During the three and six months ended April 30, 2006, no adjustment was necessary.
     The assumptions used in the option valuation model for the three and six months ended April 30, 2006 and 2005 are shown in the table below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006 *	2005	2006	2005

Expected term from the date of grant		7.9 years	6.7 years	6.7 years
Expected stock price volatility average		20.1%	26.3%	21.8%
Expected dividend yield		1.9%	2.1%	2.0%
Risk-free interest rate		4.5%	4.4%	4.0%
Weighted average fair value of grants		$5.62	$5.67	$5.21

*	No options were granted in the three months ended April 30, 2006.
     The expected term for options granted under the Time-Vested Plan is based on observed historical exercise patterns. The expected term for options granted under the 1996 Plan and the 2002 Plan was calculated using the simplified method in accordance with SEC Staff Accounting Bulletin No. 107. The simplified method was calculated as the vesting term plus the contractual term divided by two. The vesting term of the 1996 Plan and the 2002 Plan options was derived using a Monte Carlo Simulation due to the market condition affecting the exercisability of these options. The expected volatility is based on considerations of implied volatility from publicly traded and quoted options on the Company’s stock and the Company’s historical volatility. The risk-free interest rate is based on the continuous compounded yield on U.S. Treasury Constant Maturity Rates with a remaining term equal to the expected term of the option. The dividend yield is based on the historical dividend yield over the expected term of the options granted.
     The status of the Company’s stock option plans at April 30, 2006, is summarized below:

			Weighted-
		Weighted-	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise price	contractual term	value
	(in thousands)	per share	(in years)	(in thousands)

Outstanding at October 31, 2005	6,078	$15.30
Granted	286	20.09
Exercised	140	10.44
Forfeited or expired	143	15.18

Outstanding at April 30, 2006	6,081	$15.64	6.48	$13,371

Exercisable at April 30, 2006	2,816	$14.07	3.77	$9,286

     Additionally, 127,000 shares of common stock were issued to employees under the Employee Stock Purchase Plan at a price of $14.79 during the three months ended April 30, 2006 and 261,000 shares at an average price of $15.65 during the six months ended April 30, 2006. The compensation cost recognized during the three and six months ended April 30, 2006 associated with these shares was $0.3 million and $0.8 million, respectively.
     The total intrinsic value of the options for 50,000 shares exercised during the three months ended April 30, 2006 was $0.3 million and for 140,000 shares exercised during the six months ended April 30, 2006 was $1.2 million. The fair value of options that vested during the three and six months ended April 30, 2006 was $0.1 million and $1.8 million, respectively.
5. Parking Revenue Presentation
     The Company’s Parking segment reports both revenues and expenses recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements

Received for Out-of-Pocket Expenses Incurred.” Parking sales related solely to the reimbursement of expenses totaled $62.8 million and $56.1 million for the three months ended April 30, 2006 and 2005, respectively, and $126.9 million and $114.5 million for the six months ended April 30, 2006 and 2005, respectively.
6. Insurance
     The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million per occurrence (inclusive of legal fees) to $1.0 million per occurrence (exclusive of legal fees) except for California workers’ compensation insurance which increased to $2.0 million per occurrence from April 14, 2003 to April 14, 2005, when it returned to $1.0 million per occurrence, plus an additional $1.0 million annually in the aggregate.
     The Company uses an independent actuary to evaluate the Company’s estimated claim costs and liabilities annually and accrues self-insurance reserves in an amount that is equal to the actuarial point estimate. Using the annual actuarial report, management develops annual insurance costs for each operation, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs on a quarterly basis. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse developments (e.g., changes in regulatory requirements and changes in reserving methodology). If the trends suggest that the frequency or severity of claims incurred has increased, the Company might be required to record additional expenses for self-insurance liabilities. Additionally, the Company uses third party service providers to administer its claims and the performance of the service providers and transfers between administrators can impact the cost of claims and accordingly the amounts reflected in insurance reserves.
     The total estimated liability for claims incurred but unpaid at April 30, 2006 and October 31, 2005 was $207.5 million and $198.6 million, respectively.
     In connection with certain self-insurance programs, the Company had standby letters of credit at April 30, 2006 and October 31, 2005 supporting estimated unpaid liabilities in the amounts of $93.4 million and $82.1million, respectively.
7. Variable Interest Entities
     The Company has investments in two low income housing tax credit partnerships. Purchased in 1995 and 1998, these limited partnerships, organized by independent third parties and sold as investments, are variable interest entities as defined by Financial Accounting Standards Board (FASB) Financial Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities.” In accordance with FIN 46R, these partnerships are not consolidated in the Company’s consolidated financial statements because the Company is not the primary beneficiary of the partnerships. At April 30, 2006 and October 31, 2005, the at-risk book value of these investments totaled $2.7 million and $2.9 million, respectively.
8. Goodwill and Other Intangibles
     Goodwill. The changes in the carrying amount of goodwill for the six months ended April 30, 2006 were as follows (acquisitions are discussed in Note 9):

(in thousands)		Initial	Contingent
	Balance as of	Payments for	Amounts	Balance as of
Segment	October 31, 2005	Acquisitions	and Other	April 30, 2006

Janitorial	$151,307	$575	$2,107	$153,989
Parking	29,535	—	395	29,930
Security	42,541	238	—	42,779
Engineering	2,174	—	—	2,174
Lighting	18,002	—	—	18,002

Total	$243,559	$813	$2,502	$246,874

     Of the $246.9 million carrying amount of goodwill as of April 30, 2006, $44.8 million is not amortizable for income tax purposes because of being acquired prior to 1991 or through stock acquisitions.
     Other Intangibles. The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the six months ended April 30, 2006 were as follows (acquisitions are discussed in Note 9):

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retirements	April 30,	October 31,		Retirements	April 30,
(in thousands)	2005	Additions	and Other	2006	2005	Additions	and Other	2006

Customer contracts and related relationships	$28,267	$4,988	$—	$33,255	$(7,540)	$(2,406)	$—	$(9,946)
Trademarks and trade names	3,050	—	—	3,050	(1,227)	(270)	—	(1,497)
Other (contract rights, etc.)	6,624	27	(3,585)	3,066	(4,711)	(395)	3,293	(1,813)

Total	$37,941	$5,015	$(3,585)	$39,371	$(13,478)	$(3,071)	$3,293	$(13,256)

     Of the $5.0 million additions to other intangibles, $0.5 million is for contingent amounts paid for earlier acquisitions and the remaining $4.5 million is for initial payments for acquisitions during the six months ended April 30, 2006.
     The weighted average remaining lives as of April 30, 2006 and the amortization expense for the three and six months ended April 30, 2006 and 2005 of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years are as follows:

	Weighted	Amortization Expense				Estimated Amortization Expense
	Average	Three Months Ended		Six Months Ended		Years Ending
	Remaining Life	April 30,		April 30,		October 31,
($ in thousands)	(Years)	2006	2005	2006	2005	2007	2008	2009	2010	2011

Customer contracts and related relationships	9.9	$1,221	$1,032	$2,406	$1,939	$4,275	$3,737	$3,199	$2,661	$2,124
Trademarks and trade names	2.9	135	200	270	387	540	540	202	—	—
Other (contract rights, etc.)	8.8	137	246	395	508	190	181	165	135	135

Total	9.4	$1,493	$1,478	$3,071	$2,834	$5,005	$4,458	$3,566	$2,796	$2,259

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
     Cash paid for acquisitions, including initial payments and contingent amounts based on subsequent performance, was $8.6 million and $16.6 million in the six months ended April 30, 2006 and 2005, respectively. Of those payment amounts, $3.1 million and $1.8 million were the contingent amounts paid in the six months ended April 30, 2006 and 2005, respectively, on earlier acquisitions as provided by the respective purchase agreements. In addition, shares of ABM’s common stock with a fair market value of $3.5 million at the date of issuance were issued in the six months ended April 30, 2005 as payment for business acquired.
     The Company made the following acquisitions during the six months ended April 30, 2006:
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
     The Company made the following acquisitions during the six months ended April 30, 2005:
     On November 1, 2004, the Company acquired substantially all of the operating assets of Sentinel Guard Systems (Sentinel), a Los Angeles-based company, from Tracerton Enterprises, Inc. Sentinel, with annual revenues in excess of $13.0 million, was a provider of security officer services primarily to high-rise, commercial and residential structures. In addition to its Los Angeles business, Sentinel also operated an office in San Francisco. The initial purchase price was $5.3 million, which included a payment of $3.5 million in shares of ABM’s common stock, the assumption of liabilities totaling approximately $1.7 million and $0.1 million of professional fees. Of the initial purchase price, $2.4 million was allocated to customer relationship intangible assets, $0.1 million to trademarks and trade names, $1.3 million to customer accounts receivable and other assets and $1.5 million to goodwill. Additionally, because of the tax-free nature of this transaction to the seller, the Company recorded a $1.0 million deferred tax liability on the difference between the recorded fair market value and the seller’s tax basis of the net assets acquired. Goodwill was increased by the same amount. Additional consideration includes contingent payments, based on achieving certain revenue and profitability targets over a three-year period, estimated to be between $0.5 million and $0.75 million per year, payable in shares of ABM’s common stock.
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
10. Discontinued Operations
     On June 2, 2005, the Company sold substantially all of the operating assets of CommAir Mechanical Services, which represented the Company’s Mechanical segment, to Carrier Corporation (Carrier). The operating assets sold included customer contracts, accounts receivable, inventories, facility leases and other assets, as well as rights to the name “CommAir Mechanical Services.” The consideration paid was $32.0 million in cash, subject to certain adjustments, and Carrier’s assumption of trade payables and accrued liabilities. The Company realized a pre-tax gain of $21.4 million ($13.1 million after tax) on the sale of these assets in 2005.
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
     The operating results of Mechanical for the three and six months ended April 30, 2005 are shown below.

	Three Months Ended	Six Months Ended
(In thousands)	April 30, 2005	April 30, 2005

Revenues	$11,105	$20,303

Income before income taxes	$400	$171
Income taxes	157	67

Income from discontinued operations, net of income taxes	$243	$104

     On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator Services, Inc., which represented the Company’s Elevator segment, to Otis Elevator Company. In June 2005, the Company settled litigation that arose from and was directly related to the operations of Elevator prior to its disposal. An estimated liability had been recorded on the date of disposal. The settlement amount was less than the estimated liability by $0.2 million, pre-tax. This difference was recorded as income from discontinued operations in the second quarter of 2005 as shown below.

	Three Months Ended	Six Months Ended
(In thousands)	April 30, 2005	April 30, 2005

Income before income taxes	$233	$233
Income taxes	89	89

Income from discontinued operations, net of income taxes	$144	$144

11. Line of Credit Facility
     In May 2005, ABM entered into a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.125%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of April 30, 2006 and October 31, 2005, the total outstanding amounts under the facility were $97.8 million and $84.4 million in the form of standby letters of credit, respectively.
     The facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also requires that the Company satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after May 25, 2005 (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM after the effective time by reason of the issuance and sale of capital stock or other equity interests of ABM, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to ABM’s employee stock purchase plans, employee stock option plans and similar programs. The Company is currently in compliance with all covenants.
12. Comprehensive Income
     Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses. The Company’s other comprehensive income was $0.3 million for the six months ended April 30, 2006 and a loss of $0.1 million for the six months ended April 30, 2005.
13. Treasury Stock
     On March 7, 2005, ABM’s Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s outstanding common stock at any time through October 31, 2005. The Company repurchased 1.6 million shares under this authorization during the year ended October 31, 2005 at a cost of $31.3 million (an average price of $19.57 per share), of which 0.2 million were repurchased during the first six months of 2005 at a cost of $4.2 million (an average price of $19.64 per share). At October 31, 2005, the authorization for the remaining 0.4 million shares expired.

     On March 29, 2006, the Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s outstanding common stock at any time through October 31, 2006. The Company repurchased 0.8 million shares under this authorization during the first six months of 2006 at a cost of $13.9 million (an average price of $17.43 per share).
14. Employee Benefit Plans
     The Company offers various employee benefit plans to its employees. Detailed descriptions of these plans are included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, as filed with the Securities and Exchange Commission.
Executive Officer Incentive Plan
     On May 2, 2006, the shareholders of ABM approved the Executive Officer Incentive Plan (Incentive Plan). The purpose of the Incentive Plan is to provide annual performance-based cash incentives to certain employees of the Company and to motivate those employees to set and achieve above-average financial and non-financial goals. The Incentive Plan will give the Compensation Committee of the Board of Directors of the Company the ability to award cash bonuses that qualify as “performance-based compensation” under Section 162(m), and the Company’s ability to deduct cash bonuses will be preserved. The aggregate funds available for bonuses under the Incentive Plan are three percent of pre-tax operating income for the award year. The plan sets forth certain limits on the awards to each of the covered employees eligible for bonuses under the Incentive Plan.
Retirement and Post-Retirement Plans
     The Company has three unfunded defined benefit plans. The Supplemental Executive Retirement Plan represents retirement agreements for current and former senior executives including two non-employee directors who are former employees. The Non-Employee Director Retirement Plan represents retirement agreements for non-employee directors including two former senior executives who began to accrue benefits under the non-employee director plan after termination of employment. The Service Award Benefit Plan represents an unfunded severance pay plan covering certain qualified employees. The Supplemental Executive Retirement Plan was amended effective December 31, 2002 to preclude new participants and the Service Award Benefit Plan was frozen effective January 1, 2002. The post-retirement benefit plan is the Company’s unfunded Death Benefit Plan.
     The net expense of the defined benefit retirement plans and the post-retirement benefit plan for the three and six months ended April 30, 2006 and 2005 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2006	2005	2006	2005

Defined Benefit Plans
Service cost	$54	$48	$144	$98
Interest	123	136	234	280

Net expense	$177	$184	$378	$378

Post-Retirement Benefit Plan
Service cost	$7	$10	$15	$20
Interest	61	67	123	135

Net expense	$68	$77	$138	$155

401(k) Plans

     The Company made matching contributions required by the 401(k) plans for the three months ended April 30, 2006 and 2005 in the amounts of $1.4 million and $1.3 million, respectively, and for the six months ended April 30, 2006 and 2005 in the amount of $2.8 million each.
Deferred Compensation Plan
     The Company has an unfunded deferred compensation plan available to executive, management, administrative or sales employees whose annualized base salary exceeds $100,000. The plan allows employees to defer from 1% to 20% of their pre-tax compensation. The deferred amount earns interest equal to the prime interest rate on the last day of the calendar quarter up to 6%. If the prime rate exceeds 6%, the deferred compensation interest rate is equal to 6% plus one half of the excess over 6%. The average interest rates credited to the deferred compensation amounts for the three months ended April 30, 2006 and 2005 were 6.92% and 5.83%, respectively, and for the six months ended April 30, 2006 and 2005 were 6.82% and 5.63%, respectively. At April 30, 2006, there were 65 active participants and 35 retired or terminated employees participating in the plan.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2006	2005	2006	2005

Employee contributions	$190	$257	$397	$637
Interest accrued	$155	$142	$322	$283
Payments	$(926)	$(276)	$(1,672)	$(2,391)
Pension Plan Under Collective Bargaining
     Certain qualified employees of the Company are covered under union-sponsored multi-employer defined benefit plans. Contributions into these plans were $8.1 million and $8.7 million in the three months ended April 30, 2006 and 2005, respectively, and $16.8 million and $16.7 million in the six months ended April 30, 2006 and 2005, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.
15. Segment Information
     Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. Corporate expenses, including the Company’s share-based compensation costs, are not allocated.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2006	2005	2006	2005

		As Restated		As Restated
Sales and other income
Janitorial	$382,604	$381,457	$768,958	$757,580
Parking	106,063	99,180	211,784	200,306
Security	75,278	72,652	153,574	145,763
Engineering	68,101	57,127	135,040	115,175
Lighting	27,248	28,787	56,144	58,203
Corporate	814	352	1,209	693

	$660,108	$639,555	$1,326,709	$1,277,720

Operating profit
Janitorial	$20,959	$10,198	$35,655	$22,630
Parking	3,011	2,448	4,650	4,836
Security	287	267	462	(646)
Engineering	3,762	3,180	6,950	6,181
Lighting	249	813	584	1,494
Corporate	(11,505)	(7,986)	(25,584)	(16,330)

Operating profit	16,763	8,920	22,717	18,165
Gain on insurance claim	—	1,195	—	1,195
Interest expense	(121)	(241)	(244)	(493)

Income from continuing operations before income taxes	$16,642	$9,874	$22,473	$18,867

16. Contingencies
     The Company accrues amounts it believes are adequate to address any liabilities related to litigation or other proceedings that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that litigation or other proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses at April 30, 2006 was not material.
17. Income Taxes
     The effective tax rates were 37.6% and 10.4% for the three months ended April 30, 2006 and 2005, respectively, and 36.0% and 23.3% for the six months ended April 30, 2006 and 2005, respectively. A $2.7 million income tax benefit was recorded in the second quarter of 2005 resulting from the favorable settlement of the audit of prior years’ state tax returns (tax years 2000 to 2003) in May 2005. The effective tax rate for the first six months of 2006 of 36.0% was lower than the estimated annual effective tax rate for fiscal year 2006 of 37.5%, primarily due to a $0.3 million benefit from the increase in deferred tax assets recorded in the first quarter of 2006, related to an increase in the estimated overall state income tax rate.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q and to the consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005. All information in the discussion and references to the years are based on the Company’s fiscal year which ends on October 31 and the three and six month periods which end on April 30.

Overview
     ABM Industries Incorporated (“ABM”) and its subsidiaries (the “Company”) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States as well as in certain cities in British Columbia, Canada. The largest segment of the Company’s business is Janitorial which generated over 57% of the Company’s sales and other income (hereinafter called “Sales”) and over 73% of its operating profit before corporate expenses for the first six months of 2006. The Company also previously provided mechanical services. It sold substantially all of the operating assets of its Mechanical segment on June 2, 2005 and the remaining assets on July 31, 2005. (See “Results from Discontinued Operations.”)
     The Company’s Sales are substantially based on the performance of labor-intensive services at contractually specified prices. Janitorial and other maintenance service contracts are either fixed-price or “cost-plus” (i.e., the customer agrees to reimburse the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage), or are time- and materials-based. In addition to services defined within the scope of the contract, the Company also generates Sales from extra services (or “tags”), such as additional cleaning requirements or emergency repair services, with extra services frequently providing higher margins. The quarterly profitability of fixed-price contracts is impacted by the variability of the number of work days in the quarter.
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
     Sales have historically been the major source of cash for the Company, while payroll expenses, which are substantially related to Sales, have been the largest use of cash. Hence, operating cash flows significantly depend on the Sales level and timing of collections, as well as the quality of the customer accounts receivable. The timing and level of the payments to suppliers and other vendors, as well as the magnitude of self-insured claims, also affect operating cash flows. The Company’s management views operating cash flows as a good indicator of financial strength. Strong operating cash flows provide opportunities for growth, both internally and through acquisitions.
     The Company’s recent acquisitions significantly contributed to the growth in Sales in the first six months of 2006 from the same period in 2005. The Company also experienced internal growth in Sales in the first six months of 2006. Internal growth in Sales represents not only Sales from new customers, but also expanded services or increases in the scope of work for existing customers. In the long run, achieving the desired levels of Sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately owned companies that typically have the lower cost advantage.
     In the short-term, management is focused on pursuing new business and integrating its most recent acquisitions. In the long-term, management continues to focus the Company’s financial and management resources on those businesses it can grow to be a leading national service provider.

Liquidity and Capital Resources

	April 30,	October 31,
(in thousands)	2006	2005	Change

Cash and cash equivalents	$25,006	$56,793	$(31,787)
Working capital	242,387	246,379	(3,992)

	Six Months Ended April 30,
(in thousands)	2006	2005	Change

	As Restated
Net cash provided by operating activities from continuing operations	$2,452	$9,711	$(7,259)
Net cash used in investing activities	(15,524)	(23,798)	8,274
Net cash used in financing activities	(18,715)	(831)	(17,884)
     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of April 30, 2006 and October 31, 2005, the Company’s cash and cash equivalents totaled $25.0 million and $56.8 million, respectively. The cash balance at April 30, 2006 declined from October 31, 2005 primarily due to the use of $13.9 million for the purchase of ABM common stock, $8.6 million for acquisitions, including $5.4 million of initial payments for the purchase of operations of Brandywine Building Services, Inc. (“Brandywine”) acquired on November 1, 2005, Fargo Security, Inc. (“Fargo”) acquired on November 27, 2005 and Protector Security Services (“Protector”) acquired on December 11, 2005, and $8.4 million for capital expenditures, of which $2.9 million was associated with the Voice over Internet Protocol (“VoIP”) implementation which was substantially completed in the second quarter of 2006.
     Working Capital. Working capital decreased by $4.0 million to $242.4 million at April 30, 2006 from $246.4 million at October 31, 2005 primarily due to the common stock purchases, partially offset by cash flow from common stock issuance and continuing operations. The largest component of working capital consists of trade accounts receivable, which totaled $365.1 million at April 30, 2006, compared to $345.1 million at October 31, 2005. These amounts were net of allowances for doubtful accounts of $6.5 million and sales allowance of $1.9 million at April 30, 2006 and allowance for doubtful accounts of $6.1 million and sales allowance of $1.8 million at October 31, 2005. At April 30, 2006, accounts receivable that were over 90 days past due had increased by $4.7 million to $31.9 million (8.5% of the total outstanding) from $27.2 million (7.7% of the total outstanding) at October 31, 2005. Some large customers were slower in making payments.
     Cash Flows from Operating Activities. Operating activities provided net cash of $2.5 million from continuing operations in the first six months of 2006, compared to $9.7 million in the first six months of 2005. Operating cash from continuing operations decreased in the first six months of 2006 from the first six months of 2005 primarily due to the payments in the second quarter of 2006 of litigation settlements that were pending at October 31, 2005, slower payments by some large customers in the first six months of 2006 and the effect of the timing of other recurring payments, partially offset by lower income tax payments in the first six months of 2006.
     Cash Flows from Investing Activities. Net cash used in investing activities in the first six months of 2006 was $15.5 million, compared to $23.8 million in the first six months of 2005. The decrease was primarily due to the $8.0 million decrease in the cash used in the purchase of businesses in the first six months of 2006 compared to the first six months of 2005.
     Cash Flows from Financing Activities. Net cash used in financing activities was $18.7 million in the first six months of 2006, compared to $0.8 million in the first six months of 2005. This was primarily because the Company repurchased $9.8 million more in common stock in the first six months of 2006 and because $7.7 million less in common stock was issued in the first six months of 2006 through the Company’s stock option and employee stock purchase plans.

     Line of Credit. In May 2005, ABM entered into a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.125%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of April 30, 2006 and October 31, 2005, the total outstanding amounts under the facility were $97.8 million and $84.4 million in the form of standby letters of credit, respectively.
     The facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also requires that the Company satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after May 25, 2005 (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM after the effective time by reason of the issuance and sale of capital stock or other equity interests of ABM, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to ABM’s employee stock purchase plans, employee stock option plans and similar programs. The Company is currently in compliance with all covenants.
Cash Requirements
     The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment. As of April 30, 2006, future contractual payments were as follows:

(in thousands)	Payments Due By Period
Contractual		Less than	1 - 3	4 - 5	After 5
Obligations	Total	1 year	years	years	years

Operating Leases	$134,343	$36,774	$46,045	$23,251	$28,273

     Additionally, the Company has the following commercial commitments and other long-term liabilities:

(in thousands)	Amounts of Commitment Expiration Per Period
Commercial		Less than	1 - 3	4 - 5	After 5
Commitments	Total	1 year	years	years	years

Standby Letters of Credit	$97,825	$97,825	—	—	—
Surety Bonds	51,596	50,828	$747	$21	—

Total	$149,421	$148,653	$747	$21	—

(in thousands)	Payments Due By Period
Other Long-Term		Less than	1 - 3	4 - 5	After 5
Liabilities	Total	1 year	years	years	years

Retirement Plans	$34,450	$2,454	$4,142	$4,292	$23,562

     The Company uses surety bonds, principally performance and payment bonds, to guarantee performance under various customer contracts in the normal course of business. These bonds typically remain in force for one to five years and may include optional renewal periods. At April 30, 2006, outstanding surety bonds totaled approximately $51.6 million. The Company does not believe these bonds will be required to be drawn upon.
     The Company has three unfunded defined benefit plans, an unfunded post-retirement benefit plan and an unfunded deferred compensation plan that are described in Note 14 of the Notes to Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q. At April 30, 2006, the liability reflected on the Company’s consolidated balance sheet for these five plans totaled $21.8 million, with the amount expected to be paid over the next 20 years estimated at $34.5 million. With the exception of the deferred compensation plan, the liability for which is reflected on the Company’s consolidated balance sheet at the amount of compensation deferred plus accrued interest, the plan liabilities at that date assume future annual compensation increases of 3.0% (for those plans affected by compensation changes) and have been discounted at 5.75%, a rate based on Moody’s Investor Services AA-rated long-term corporate bonds (i.e., 20 years). Because the deferred compensation plan liability reflects the actual obligation of the Company and the post-retirement benefit plan and two of the three defined benefit plans have been frozen, variations in assumptions would be unlikely to have a material effect on the Company’s financial condition and operating performance. The Company expects to fund payments required under the five plans from operating cash as payments are due to participants.
     Not included in the unfunded employee benefit plans in the table above are union-sponsored multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions paid for these plans were $16.8 million and $16.7 million in the six months ended April 30, 2006 and 2005, respectively.
     The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million per occurrence (inclusive of legal fees) to $1.0 million per occurrence (exclusive of legal fees) except for California workers’ compensation insurance which increased to $2.0 million per occurrence from April 14, 2003 to April 14, 2005, when it returned to $1.0 million per occurrence, plus an additional $1.0 million annually in the aggregate. The estimated liability for claims incurred but unpaid at April 30, 2006 and October 31, 2005 was $207.5 million and $198.6 million, respectively. The Company retains an outside actuary to provide an actuarial estimate of its insurance reserves annually.
     The self-insurance claims paid in the first six months of 2006 and 2005 were $30.1 million and $30.9 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances.
     The Company is engaged in an evaluation of its legacy payroll system that could result in its replacement in the early part of fiscal 2007. The implementation costs associated with a replacement system would be approximately $3.5 million, a major portion of which could be incurred in the last half of fiscal 2006.
     The Company believes that the current cash and cash equivalents, cash generated from operations and the line of credit will be sufficient to meet the Company’s cash requirements for the long term including cash required for acquisitions.
Insurance Claims Related to the Destruction of the World Trade Center in New York City on September 11, 2001
     The Company had commercial insurance policies covering business interruption, property damage and other losses related to the World Trade Center complex in New York, which was the Company’s largest single job-site at the time of its destruction on September 11, 2001 with annual Sales of approximately $75.0 million. The Company is engaged in protracted litigation with Zurich Insurance

Company, its business interruption insurance carrier, to recover its losses of business profits, which is described in Part II, Item 1. The Company believes its losses exceed the policy limits of $127.4 million, of which it has been paid $15.2 million. In addition, the Company will seek to recover its attorneys’ fees and interest as permitted under New York law. On May 10, 2006, the judge ruled in motions for partial summary judgment as to the method for determining the appropriate period for recovery of business interruption losses, finding that the period of recovery will be a question of fact for the jury, which will evaluate the period of time it would take to rebuild the WTC and the likely duration of the Company’s contract to provide services in the WTC. The Company’s contract to provide Janitorial services at the WTC would have ended in January 2004 unless extended or renewed. The Company believes that the contract would have been renewed and that it will prevail in this argument. The judge also ruled that the jury will find as to whether the Company’s additional expenses after the destruction, such as increased unemployment claims and costs associated with the redeployment of WTC personnel, were caused by the destruction of the WTC and whether the Company’s losses related to its inability to provide services in areas around the WTC following its destruction were caused by a civil authority order.
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
Acquisitions
     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the six months ended April 30, 2006 and 2005 are discussed in Note 9 of Notes to Consolidated Financial Statements.
Results of Continuing Operations
Three Months Ended April 30, 2006 vs. Three Months Ended April 30, 2005

	Three Months Ended April 30,
		% of		% of	Increase
($ in thousands)	2006	Sales	2005	Sales	(Decrease)

	As Restated
Revenues
Sales and other income	$660,108	100.0%	$639,555	100.0%	3.2%
Gain on insurance claim	—	—	1,195	—	—

Total revenues	660,108	—	640,750	—	3.0%

Expenses
Operating expenses and cost of goods sold	592,322	89.7%	578,826	90.5%	2.3%
Selling, general and administrative	49,530	7.5%	50,331	7.9%	(1.6)%
Intangible amortization	1,493	0.2%	1,478	0.2%	1.0%
Interest	121	—	241	—	(49.8)%

Total expenses	643,466	97.5%	630,876	98.6%	2.0%

Income from continuing operations before income taxes	16,642	2.5%	9,874	1.5%	68.5%
Income taxes	6,250	0.9%	1,031	0.2%	506.2%

Income from continuing operations	$10,392	1.6%	$8,843	1.4%	17.5%

     Income from continuing operations. Income from continuing operations for the second quarter of 2006 increased 17.5% to $10.4 million ($0.21 per diluted share) from $8.8 million ($0.17 per diluted share) for the second quarter of 2005. All operating segments, except Lighting, showed improvement in operating income with Janitorial’s fixed-price contracts also benefiting from one fewer work day in the second quarter of 2006 compared to the same period in 2005. The improvements were partially offset by $2.4 million of professional fees associated with the Audit Committee’s independent investigation of prior year accounting at Security Services of America, LLC (“SSA LLC”) completed in the second quarter of 2006. Second quarter 2005 income from continuing operations included a $6.3 million pre-tax litigation loss but it also included $2.7 million of income tax benefit from a state tax audit settlement and $1.2 million pre-tax gain from the World Trade Center indemnity payment.
     Sales and Other Income. Sales for the second quarter of 2006 of $660.1 million increased by $20.5 million or 3.2% from $639.6 million for the second quarter of 2005. Parking’s reimbursements for out-of-pocket expenses from managed parking lot clients were $6.7 million higher in the second quarter of 2006 than the second quarter of 2005. Additionally, acquisitions completed in fiscal year 2005 and the six months ended April 30, 2006 contributed $4.6 million to the Sales increase. The remainder of the Sales increase was primarily due to new business in Engineering and Security.
     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit (Sales minus operating expenses and cost of goods sold) was 10.3% and 9.5% for the second quarter of 2006 and 2005, respectively. The increase in margins was primarily due to one fewer work day in the second quarter of 2006 compared to the same period in 2005 which favorably impacted the fixed-price contracts in Janitorial by approximately $2.4 million, as well as lower insurance expense and higher margin contributions from Janitorial, Engineering and Parking. The improvements were partially offset by the $6.7 million of higher reimbursements in 2006 for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 2006 were $49.5 million, compared to $50.3 million for the second quarter of 2005. The second quarter of 2005 included a $6.3 million litigation loss, while the second quarter of 2006 was impacted by $2.4 million of professional fees associated with the Audit Committee’s independent investigation of prior year accounting at SSA LLC completed in the second quarter of 2006, $0.9 million of share-based compensation costs with the adoption of SFAS No. 123R, annual salary increases and costs associated with increased staff.
     Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was lower for the second quarter of 2006 compared to the second quarter of 2005 because the amortization of the initiation costs of the new line of credit, which are being amortized over its term of five years, is lower than the amortization of the initiation costs incurred for the old line of credit, which had a three-year term.
     Income Taxes. The effective tax rate was 37.6% for the second quarter of 2006 compared to 10.4% for the second quarter of 2005. A $2.7 million income tax benefit was recorded in the second quarter of 2005 resulting from the favorable settlement of the audit of prior years’ state tax returns (tax years 2000 to 2003) in May 2005.
     Segment Information. Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. Corporate expenses, including the Company’s share-based compensation costs, are not allocated.

	Three Months Ended April 30,		Better
($ in thousands)	2006	2005	(Worse)

		As Restated
Sales and other income
Janitorial	$382,604	$381,457	0.3%
Parking	106,063	99,180	6.9%
Security	75,278	72,652	3.6%
Engineering	68,101	57,127	19.2%
Lighting	27,248	28,787	(5.3)%
Corporate	814	352	131.3%

	$660,108	$639,555	3.2%

Operating profit
Janitorial	$20,959	$10,198	105.5%
Parking	3,011	2,448	23.0%
Security	287	267	7.5%
Engineering	3,762	3,180	18.3%
Lighting	249	813	(69.4)%
Corporate	(11,505)	(7,986)	(44.1)%

Operating profit	16,763	8,920	87.9%
Gain on insurance claim	—	1,195	—
Interest expense	(121)	(241)	49.8%

Income from continuing operations before income taxes	$16,642	$9,874	68.5%

     The results of operations from the Company’s segments for the quarter ended April 30, 2006, compared to the same period in 2005, are more fully described below.
     Janitorial. Sales for Janitorial increased by $1.1 million, or 0.3%, for the second quarter of 2006 compared to the second quarter of 2005. The acquisitions of Brandywine on November 1, 2005, Initial Contract Services, Inc., Baltimore (“Initial Baltimore”) on August 3, 2005, and Colin Service Systems, Inc. (“Colin”) on December 22, 2004, contributed $3.0 million to the increase in Sales. Additionally, Sales in the Northern California, Northwest, South Central, Southwest and North Central regions increased due to new business, expansion of services to existing customers and price adjustments to pass through a portion of union cost increases. The increases were partially offset by reductions in Sales from lost accounts in the Midwest and Northeast regions.
     Operating profit increased by $10.8 million, or 105.5%, during the second quarter of 2006 compared to the second quarter of 2005, $6.3 million of which was attributable to a litigation loss in the second quarter of 2005. In addition, one fewer work day in the second quarter of 2006 compared to the same period in 2005 favorably impacted fixed-price contracts by approximately $2.4 million. The remaining improvement is due to lower insurance expense and higher margin contributions resulting from lower labor costs.
     Parking. Parking Sales increased by $6.9 million or 6.9% while operating profit increased $0.6 million or 23.0% during the second quarter of 2006 as compared to the same period of 2005. The increase in Sales was primarily due to $6.7 million of higher reimbursements for out-of-pocket expenses from managed parking lot clients and new contracts. The increase in operating profit is due to higher margin contributions from new contracts and lower lease expenses, partially offset by higher legal expenses and operating costs associated with implementation of a new revenue collection and reporting system.
     Security. Security Sales increased $2.6 million, or 3.6%, during the second quarter of 2006 compared to the second quarter of 2005 primarily due to the acquisitions of Amguard Security and Patrol

Services (“Amguard”), Fargo and Protector, which contributed $1.5 million to the Sales increase, and new business. Operating profit of Security for the second quarter of 2006 increased $20,000, or 7.5%, during the second quarter of 2006 compared to the second quarter of 2005, as a $0.4 million bad debt provision for a customer which declared bankruptcy in April 2005 roughly equaled an increase in legal fees in 2006.
     Engineering. Sales for Engineering increased $11.0 million, or 19.2%, during the second quarter of 2006 compared to the second quarter of 2005 due to successful sales initiatives resulting in new business and the expansion of services to existing customers across the country, most significantly in the Mid-Atlantic and Eastern regions. Operating profits increased $0.6 million, or 18.3%, during the second quarter of 2006 compared to the second quarter of 2005 primarily due to higher Sales, partially offset by higher selling, general and administrative expenses associated with the increased management staff necessary to support the growth in business.
     Lighting. Lighting sales decreased $1.5 million or 5.3%, and operating profit decreased $0.6 million or 69.4% during the second quarter of 2006. The Sales decrease was primarily due to decreased project business. The decrease in operating profit was primarily due to the decrease in Sales.
     Corporate. Corporate expenses for the second quarter of 2006 increased by $3.5 million or 44.1% compared to the same period of 2005 mainly due to $2.4 million of professional fees associated with the Audit Committee’s independent investigation of prior year accounting at SSA LLC completed in the second quarter of 2006, $0.9 million of share-based compensation costs with the adoption of SFAS No. 123R, and annual salary increases.
Six Months Ended April 30, 2006 vs. Six Months Ended April 30, 2005

	Six Months Ended April 30,
		% of		% of	Increase
($ in thousands)	2006	Sales	2005	Sales	(Decrease)

			As Restated
Revenues
Sales and other income	$1,326,709	100.0%	$1,277,720	100.0%	3.8%
Gain on insurance claim	—	—	1,195	—	—

Total revenues	1,326,709	—	1,278,915	—	3.7%

Expenses
Operating expenses and cost of goods sold	1,198,498	90.3%	1,158,283	90.7%	3.5%
Selling, general and administrative	102,423	7.7%	98,438	7.7%	4.0%
Intangible amortization	3,071	0.2%	2,834	0.2%	8.4%
Interest	244	—	493	—	(50.5)%

Total expenses	1,304,236	98.3%	1,260,048	98.6%	3.5%

Income from continuing operations before income taxes	22,473	1.7%	18,867	1.5%	19.1%
Income taxes	8,091	0.6%	4,401	0.3%	83.8%

Income from continuing operations	$14,382	1.1%	$14,466	1.1%	(0.6)%

     Income from continuing operations. Income from continuing operations for the first six months of 2006 decreased 0.6% to $14.4 million from $14.5 million for the first six months of 2005. The decrease was primarily due to $3.7 million of higher professional fees related to the Sarbanes-Oxley internal controls certification requirement, $2.4 million of professional fees associated with the Audit Committee’s independent investigation of prior year accounting at SSA LLC completed in the second quarter of 2006 and $2.1 million of share-based compensation costs with the adoption of SFAS No. 123R effective November 1, 2005. In addition, the operating profit of Lighting and Parking declined between the six months ended April 30, 2005 and 2006, however, these declines were more than offset by increases in the operating profit of Janitorial, Security and Engineering, with Janitorial specifically benefiting from one fewer work day in the first six months of 2006 compared to same period in 2005.
     Income from continuing operations in 2005 included a $6.3 million pre-tax litigation loss and a $3.4 million charge for a reserve provided for the amount the Company believes it overpaid SSA LLC in connection with a subcontracting agreement that ended on June 30, 2005. Also included in 2005 was $2.7 million of income tax benefit resulting from a state tax audit settlement and $1.2 million pre-tax gain on the World Trade Center indemnity payment.
     Despite the decrease in income from continuing operations, income from continuing operations per diluted share increased to $0.29 for the first six months of 2006 from $0.28 for the first six months of 2005 as a result of a 0.6 million decrease in average common shares outstanding — diluted between the periods.
     Sales and Other Income. Sales for the first six months of 2006 of $1,326.7 million increased by $49.0 million or 3.8% from $1,277.7 million for the first six months of 2005. Acquisitions completed in fiscal year 2005 and the six months ended April 30, 2006 contributed $20.7 million to the Sales increase. Additionally, Parking’s reimbursements for out-of-pocket expenses from managed parking lot clients were $12.4 million higher. The remainder of the Sales increase was primarily due to new business in Engineering and Security.
     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit was 9.7% and 9.3% for the first six months of 2006 and 2005, respectively. The increase in margins was primarily due to one fewer work day in the first six months of 2006 compared to the same period in 2005 which favorably impacted the fixed-price contracts in Janitorial, lower insurance expense and higher margin contributions from Janitorial, Engineering and Parking. The increases were partially offset by higher overtime expenses and lower margins on new contracts in Security and the $12.4 million higher reimbursements in 2006 for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first six months of 2006 were $102.4 million, compared to $98.4 million for the first six months of 2005. The increase was primarily due to the $3.7 million of higher professional fees related to the Sarbanes-Oxley internal controls certification requirement, $2.4 million of professional fees associated with the Audit Committee’s independent investigation of prior year accounting at SSA LLC completed in the second quarter of 2006, $2.1 million of share-based compensation costs, annual salary increases and costs associated with increased staff. The first six months of 2005 included a $6.3 million litigation loss and a $3.4 million charge for a reserve provided for the amount the Company believes it overpaid SSA LLC. The Company is pursuing the collection of this overpayment.
     Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was 50.5% lower for the first six months of 2006 compared to the first six months of 2005 because the amortization of the initiation costs of the new line of credit, which are being amortized over its term of five years, is lower than the amortization of the initiation costs incurred for the old line of credit, which had a three-year term.
     Income Taxes. The effective tax rate was 36.0% for the first six months of 2006 compared to 23.3% for the first six months of 2005. A $2.7 million income tax benefit was recorded in the second quarter of 2005 resulting from the favorable settlement of the audit of prior years’ state tax returns (tax years 2000 to 2003) in May 2005. The effective tax rate for the first six months of 2006 of 36.0% was lower than the estimated annual effective tax rate for fiscal year 2006 of 37.5%, primarily due to a $0.3 million benefit from the increase in deferred tax assets recorded in the first quarter of 2006, related to an increase in the estimated overall state income tax rate.

     Segment Information.

	Six Months Ended April 30,		Better
($ in thousands)	2006	2005	(Worse)

		As Restated
Sales and other income
Janitorial	$768,958	$757,580	1.5%
Parking	211,784	200,306	5.7%
Security	153,574	145,763	5.4%
Engineering	135,040	115,175	17.2%
Lighting	56,144	58,203	(3.5)%
Corporate	1,209	693	74.5%

	$1,326,709	$1,277,720	3.8%

Operating profit
Janitorial	$35,655	$22,630	57.6%
Parking	4,650	4,836	(3.8)%
Security	462	(646)	(171.5)%
Engineering	6,950	6,181	12.4%
Lighting	584	1,494	(60.9)%
Corporate	(25,584)	(16,330)	(56.7)%

Operating profit	22,717	18,165	25.1%
Gain on insurance claim	—	1,195	—
Interest expense	(244)	(493)	50.5%

Income from continuing operations before income taxes	$22,473	$18,867	19.1%

     The results of operations from the Company’s segments for the six months ended April 30, 2006, compared to the same period in 2005, are more fully described below.
     Janitorial. Sales for Janitorial increased by $11.4 million, or 1.5%, for the first six months of 2006 compared to the first six months of 2005. The Brandywine, Initial Baltimore and the Colin acquisitions contributed $16.5 million to the increase in Sales. Additionally, Sales in the Northern California, Northwest, North Central and Southwest regions increased due to new business, expansion of services to existing customers and price adjustments to pass through a portion of union cost increases. The increases were partially offset by reductions in Sales from lost accounts in the Midwest, Northeast and Southeast regions.
     Operating profit increased by $13.0 million, or 57.6%, during the first six months of 2006 compared to the first six months of 2005, $6.3 million of which was attributable to a litigation loss in the second quarter of 2005. In addition, one fewer work day in the first six months of 2006 compared to the same period in 2005 favorably impacted fixed-price contracts by approximately $2.4 million. Also, insurance expense was lower in the first six months of 2006 than in the first six months of 2005. The Brandywine, Initial Baltimore and the Colin acquisitions contributed $0.3 million additional profit. The Northern California, the Northwest, South Central and Southwest regions all increased profit due to higher sales and improved margins. The improvements were offset by lower profit in the Midwest caused by loss of some accounts and scope reductions in some existing accounts.
     Parking. Parking Sales increased by $11.5 million or 5.7% while operating profit decreased $0.2 million or 3.8% during the first six months of 2006 as compared to the same period of 2005. The increase in Sales was primarily due to $12.4 million of higher reimbursements for out-of-pocket expenses from managed parking lot clients and new contracts, partially offset by a decrease in lease revenue. The reduction in lease revenue was principally due to the October 2005 sale of the leasehold interest in an off-airport parking facility that had contributed $3.3 million in Sales in the first six months of 2005. The decrease in operating profit was due to higher legal expenses and operating costs associated with a new revenue collection and reporting system, more than offsetting the profit improvements from new contracts.

     Security. Security Sales increased $7.8 million, or 5.4%, during the first six months of 2006 compared to the first six months of 2005 primarily due to the acquisitions of Amguard, Fargo and Protector, which contributed $4.3 million to the Sales increase, and new business. Operating profit of Security for the first six months of 2006 was $0.5 million compared to an operating loss of $0.6 million for the first six months of 2005. The improvement in operating profit was primarily due to the inclusion in 2005 of a $3.4 million charge for a reserve provided for the amount the Company believes it overpaid SSA LLC, of which $2.8 million is attributable to overpayment in 2004. Also included in 2005 was a $0.4 million bad debt provision for a customer which declared bankruptcy in April 2005 and a $0.3 million charge to correct the understatement of payroll and payroll-related expenses in 2004. Partially offsetting these increases were higher overtime expenses in the operations acquired from SSA LLC, lower margins on new contracts, annual salary increases and increases in workers’ compensation, legal fees and settlements. Additionally, included in 2005 was $1.1 million of benefit from correcting the overstatement of insurance expense in 2004.
     Engineering. Sales for Engineering increased $19.9 million, or 17.2%, during the first six months of 2006 compared to the first six months of 2005 due to successful sales initiatives resulting in new business and the expansion of services to existing customers across the country, most significantly in the Mid-Atlantic and Eastern regions. Operating profits increased $0.8 million, or 12.4%, during the first six months of 2006 compared to the first six months of 2005 primarily due to higher Sales, partially offset by higher selling, general and administrative expenses associated with increased management staff necessary to support the growth in business.
     Lighting. Lighting sales decreased $2.1 million or 3.5% and operating profit decreased $0.9 million or 60.9% during the first six months of 2006. The Sales decrease was primarily due to decreased project business. The decrease in operating profit was primarily due to the decrease in Sales.
     Corporate. Corporate expenses for the first six months of 2006 increased by $9.3 million or 56.7% compared to the same period of 2005 mainly due to $3.7 million of higher professional fees related to the Sarbanes-Oxley internal controls certification requirement, $2.4 million of professional fees associated with the Audit Committee’s independent investigation of prior year accounting at SSA LLC completed in the second quarter of 2006, $2.1 million of share-based compensation costs, and annual salary increases.
Share-Based Compensation
     Effective November 1, 2005, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first six months of 2006 included: 1) amortization related to the remaining unvested portion of all stock option awards granted for the fiscal years beginning November 1, 1995 and ending October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and 2) amortization related to all stock option awards granted November 1, 2005 or after, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The compensation cost is included in selling, general and administrative expenses.
     The compensation cost and related income tax benefit recognized in the Company’s consolidated financial statements for the three months ended April 30, 2006 for stock options were $0.9 million and $0.1 million, respectively, and for the six months ended April 30, 2006 were $2.1 million and $0.3 million, respectively. As of April 30, 2006, there was $7.9 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested options which is expected to be recognized over a weighted-average vesting period of 3.1 years.
     The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company uses an outside expert to determine the assumptions used in the option valuation model. The Company estimates option forfeitures based on historical data and adjusts the forfeiture rate periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in any period the forfeiture rate estimate is changed. During the six months ended April 30, 2006, no adjustment was necessary.
     On May 2, 2006, the shareholders of ABM approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”), which replaced the Time-Vested Incentive Stock Option Plan, the 1996 Price-Vested Performance Stock Option Plan and the 2002 Price-Vested Performance Stock Option Plan (collectively, the Prior Plans), all in advance of their expirations. The purpose of the 2006 Equity Plan is to provide stock-based compensation to employees and directors to promote close alignment among the interests of employees, directors and shareholders. The 2006 Equity Plan provides for the issuance of 2.5 million shares of the Company’s common stock plus the remaining shares authorized under the Prior Plans as of May 2, 2006, plus forfeitures, under the Prior Plans after that date. The terms and conditions governing existing grants under the Time-Vested Incentive Stock Option Plan, the 1996 Price-Vested Performance Stock Option Plan and the 2002 Price-Vested Performance Stock Option Plan will continue to apply to the outstanding grants made under those plans. The 2006 Equity Plan is an “omnibus” plan that provides for a variety of equity and equity-based award vehicles, including stock options, stock appreciation rights, restricted stock, restricted stock unit awards, performance shares, and other share-based awards. Shares subject to awards that terminate without vesting or exercise may be reissued. Certain of the awards available under the 2006 Equity Plan will qualify as “performance-based” compensation under Internal Revenue Code Section 162(m) (Section 162(m)).
     On March 7, 2006, the Board of Directors of ABM amended the 2004 Employee Stock Purchase Plan, effective May 1, 2006. The plan had provided that the participant’s purchase price would be 85% of the lower of the fair market value of ABM’s common stock on the first day of each six-month period in the fiscal year or the last trading day of each month. Effective as of May 1, 2006, the purchase price is 95% of the fair market value of ABM’s common stock on the last trading day of each month.
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
     On July 31, 2005, the Company sold the remaining operating assets of Mechanical, consisting of its water treatment business, to San Joaquin Chemicals, Incorporated for $0.5 million, of which $0.25 million was in the form of a note, which was paid off in October 2005, and $0.25 million in cash. The operating assets sold included customer contracts and inventories. The Company realized a pre-tax gain of $0.3 million ($0.2 million after tax) on the sale of these assets in 2005.
     The operating results of Mechanical for the three and six months ended April, 2005 are shown below.

	Three Months Ended	Six Months Ended
(In thousands)	April 30, 2005	April 30, 2005

Revenues	$11,105	$20,303

Income before income taxes	$400	$171
Income taxes	157	67

Income from discontinued operations, net of income taxes	$243	$104

     On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator Services, Inc., which represented the Company’s Elevator segment, to Otis Elevator Company. In June 2005, the Company settled litigation that arose from and was directly related to the operations of Elevator prior to its disposal. An estimated liability was recorded on the date of disposal. The settlement amount was less than the estimated liability by $0.2 million, pre-tax. This difference was recorded as income from discontinued operations in the second quarter of 2005 as shown below.

	Three Months Ended	Six Months Ended
(In thousands)	April 30, 2005	April 30, 2005

Income before income taxes	$233	$233
Income taxes	89	89

Income from discontinued operations, net of income taxes	$144	$144

Adoption of Accounting Standards
     Effective November 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 107. For more details, see “Share-Based Compensation” section above.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes” (“Opinion No. 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. The Company began to apply SFAS No. 154 effective November 1, 2005.
     In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 provides guidance for the treatment of rental expense incurred during a construction period. The guidance in FSP No. FAS 13-1 prohibits the capitalization of rental expense as leasehold improvement costs. The Company adopted FSP No. FAS 13-1 effective February 1, 2006. The adoption did not have a material impact on the Company’s financial position, results of operations or liquidity.

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
     Self-Insurance Reserves. Certain insurable risks such as general liability, automobile property damage and workers’ compensation are self-insured by the Company. However, commercial policies are obtained to provide coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company’s self-insurance program are recorded on a claim-incurred basis. The Company uses an independent actuary to evaluate the Company’s estimated claim costs and liabilities annually and accrues self-insurance reserves in an amount that is equal to the actuarial point estimate.
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

     Deferred Income Tax Asset and Valuation Allowance. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If the enacted rates in future years differ from the rates expected to apply, an adjustment of the net deferred tax assets will be required. Additionally, if management determines it is more likely than not that a portion of the net deferred tax asset will not be realized, a valuation allowance is recorded. At April 30, 2006, the net deferred tax asset was $92.3 million, net of a $0.2 million valuation allowance related to state net operating loss carryforwards. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.
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
     Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” goodwill is no longer amortized. Rather, the Company performs goodwill impairment tests on at least an annual basis, in the fourth quarter, using the two-step process prescribed in SFAS No. 142. The first step is to evaluate for potential impairment by comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. The fair value of the reporting unit, if required to be determined, will be independently appraised. As of April 30, 2006, no impairment of the Company’s goodwill carrying value has been indicated.
     Contingencies and Litigation. ABM and certain of its subsidiaries have been named defendants in certain proceedings arising in the ordinary course of business, including certain environmental matters. Litigation outcomes are often difficult to predict and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. So long as the Company believes that a loss in litigation is not probable, then no liability will be recorded unless the parties agree upon a settlement, which may occur because the Company wishes to avoid the costs of litigation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At April 30, 2006, the Company had no outstanding long-term debt. Although the Company’s assets included $25.0 million in cash and cash equivalents at April 30, 2006, market rate risk associated with changing interest rates in the United States is not material.
Item 4. Controls and Procedures
     a. Disclosure Controls and Procedures. The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) are designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. As disclosed in the Company’s Annual Report on Form 10-K for 2005 and Quarterly Report on Form 10-Q for the first quarter of 2006, the Company’s principal executive officer and principal financial officer concluded that, as a result of material weaknesses in its internal control over financial reporting pertaining to the operations acquired from SSA LLC in March 2004 in the Company’s Security segment, the Company’s disclosure controls and procedures were not effective at year end 2005 and the end of the first quarter of 2006.
     The Company’s principal executive officer and principal financial officer again evaluated the Company’s disclosure controls and procedures as of April 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, and reflecting that the Company has not been able to confirm the effectiveness of the internal control enhancements undertaken to remediate the material weaknesses as further described below, these officers concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2006.
     b. Changes in Internal Control Over Financial Reporting. In Item 9A of the Company’s Annual Report on Form 10-K for the year ended October 31, 2005, the Company set forth a number of actions to remediate the material weaknesses associated with the operations acquired from SSA LLC. During the quarter ended April 30, 2006, the Company has taken the following remediation actions related to SSA LLC:
•	Implemented procedures for secondary review and approval of journal entries and supporting documentation and account reconciliations and analyses.

•	Implemented quarterly review of financial statements by internal audit.

•	Used management personnel from the Company’s other Security operations, to review financial closing, including the review of operational reports used by Regional and Branch personnel in determining customer profitability.

•	Evaluated the accounting personnel requirements for headquarters for the operations acquired from SSA LLC in Morehead City, North Carolina and the Security segment headquarters in Houston, Texas. This evaluation led to the hiring of an Accounting Manager to join the accounting staff at SSA LLC in Morehead City, North Carolina who will begin in June 2006.
     In addition to the remediation actions associated with the operations acquired from SSA LLC, the Company has put in place the following for future acquisitions:
•	Established a plan to formalize integration policies and procedures for accounting, human resources and other administrative processes.

•	Adopted a new Company policy to require conversion of the acquired businesses’ financial systems to the Company’s enterprise-wide general ledger and payroll systems within three months from acquisition. Exceptions (current and prospective) will require formal risk assessment and approval.

•	Adopted a new Company policy to require conversion of the acquired businesses’ banking systems to the Company’s centrally controlled banking platform within three months of acquisition. Exceptions (current and prospective) will require formal risk assessment and approval.
     While the Company has taken these significant steps to remediate the material weaknesses in its internal control over reporting referred to above and described in detail in Item 9A of the Company’s Annual Report on Form 10-K for 2005, the Company cannot confirm the effectiveness of the internal control enhancements until it has conducted sufficient testing. The Company will continue to monitor and test the effectiveness of these new processes, procedures and controls and will make any further changes that management deems appropriate.
PART II. OTHER INFORMATION
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
     The Company had commercial insurance policies covering business interruption, property damage and other losses related to the World Trade Center (“WTC”) complex in New York, which was the Company’s largest single job-site at the time of its destruction on September 11, 2001 with annual sales of approximately $75.0 million. In December 2001, Zurich Insurance Company (“Zurich”), its business interruption carrier, filed a Declaratory Judgment Action in the Southern District of New York claiming all the Company’s losses of business profits fell under the policy’s contingent business interruption sub-limit of $10.0 million. On June 2, 2003, the court ruled on certain summary judgment motions in favor of Zurich. Thereafter, the Company appealed the court’s rulings. On February 9, 2005, the United States Court of Appeals for the Second Circuit granted summary judgment in favor of ABM on the Company’s insurance claims for business interruption losses resulting from the WTC terrorist attack. The Court also ruled that ABM is entitled to recovery for the extra expenses the Company incurred after September 11, 2001, which includes expenses related to increased unemployment claims and costs associated with the redeployment of WTC personnel at other facilities. The Court rejected the arguments of Zurich to limit the Company’s business interruption coverage to $10.0 million. On February 24, 2005, Zurich filed a motion to have its appeal heard by the Second Circuit Court of Appeals sitting en banc. Zurich’s motion was denied on June 27, 2005, and this matter has returned to the district court for a trial on the amount of ABM’s losses. On March 31, 2006, the parties argued motions for partial summary judgment before the district court on different methods for determining the appropriate period for recovery of business interruption losses. No rulings have yet been made. A trial date is currently set for August 14, 2006. The Company believes its losses exceed the policy limits of $127.4 million, of which it has been paid $15.2 million. In addition, the Company will seek to recover its attorneys’ fees and interest as permitted under New York law.
     The Company uses an independent actuary to evaluate the Company’s estimated claim costs and liabilities at least annually. The 2004 actuarial report completed in November 2004 indicated that there were adverse developments in the Company’s insurance reserves primarily related to workers’ compensation claims in the State of California during the four-year period ended October 31, 2003, for which the Company recorded a charge of $17.2 million in the fourth quarter of 2004. The Company believes a substantial portion of the $17.2 million as well as other costs incurred by the Company in its insurance claims was related to poor claims management by a third party administrator that no longer performs these services for the Company. In addition, the Company believes that poor claims administration in certain other states, where it had insurance, led to higher insurance costs for the Company. The Company has filed a claim against its former third party administrator for its damages related to claims mismanagement. The Company is actively pursing this claim, which is subject to arbitration in accordance with the rules of the American Arbitration Association. The three-person arbitration panel has been designated and a schedule for the discovery process established.
     In August 2005, ABM filed an action for declaratory relief, breach of contract and breach of the implied covenant of good faith and fair dealing in U.S. District Court in The Northern District of California against its insurance carriers, Zurich American Insurance Company and National Union Fire Insurance Company relating to the carrier’s failure to provide coverage for ABM and one of its Parking subsidiaries. All parties have filed motions for summary adjudication on the issue of the duty to defend, and those are to be heard in April, 2006. ABM is amending its claim to include “bad faith” allegations based upon the recent settlement of the underlying litigation with IAH-JFK Airport Parking Co., LLC in early 2006. ABM seeks to recover legal fees and $6.3 million in its settlement costs in the underlying litigation.
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

     Timeliness of remediation of material weakness in the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could affect the Company’s results. As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, the principal executive officer and principal financial officer of the Company concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2005 because of material weaknesses related to the Company’s controls over and at the operations the Company acquired in March 2004 from Security Services of America, LLC, included as a subsidiary within the Company’s Security segment. While during the second quarter of fiscal year 2006 the Company implemented most of the remediation actions it has thus far determined to take to address the material weaknesses that caused the Company’s internal control over financial reporting to be deemed not effective at October 31, 2005, they will not be considered fully remediated until the improved internal controls operate for a period of time and, through testing, are deemed to be operating effectively.
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
     The Company’s technology environment may be inadequate to support growth. Although the Company employs a centralized accounting system, the Company relies on a number of legacy information technology systems, as well as manual processes, to conduct its operations. These systems and processes may be unable to provide adequate support for the business and create additional reliance upon manual rather than system controls, particularly as the Company expands. This could result, for instance, in delays in meeting payroll obligations, in difficulty calculating and tracking appropriate withholding of governmental withholding and other payroll regulatory obligations, and in higher internal and external expenses to work around these systems. Additionally, the current technology environment may be unable to support the integration of acquired businesses and anticipated internal growth. The Company is engaged in an evaluation of its information technology systems, including its legacy payroll system, its centralized information technology infrastructure and desktop environment, and its accounting and financial system.
     The Company could experience labor disputes that could lead to loss of sales or expense variations. At April 30, 2006, approximately 40% of the Company’s employees were subject to various local collective bargaining agreements. Some collective bargaining agreements will expire or become subject to renegotiation during fiscal year 2006. In addition, the Company may face union organizing drives in certain cities. When one or more of the Company’s major collective bargaining agreements becomes subject to renegotiation or when the Company faces union organizing drives, the Company and the union may disagree on important issues which, in turn, could lead to a strike, work slowdown or other job actions at one or more of the Company’s locations. A strike, work slowdown or other job action could in some cases disrupt the Company from providing its services, resulting in reduced revenue collection. If declines in customer service occur or if the Company’s customers are targeted for sympathy strikes by other unionized workers during union organizing drives, contract cancellations could result. In other cases, a strike, work slowdown or other job action could lead to lower expenses due to fewer employees performing services. Alternatively, the result of renegotiating a collective bargaining agreement could be a substantial increase in labor and benefits expenses that the Company could be unable to pass through to its customers for some period of time, if at all.
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
     The Company incurs significant accounting and other control costs that reduce its profitability. As a publicly traded corporation, the Company incurs certain costs to comply with regulatory requirements. The process of attempting to meet the internal control over financial reporting certification requirement of Section 404 of the Sarbanes-Oxley Act of 2002 was more costly than anticipated, requiring additional personnel and outside advisory services as well as additional accounting and legal expenses. The Company anticipates capital expenditures and operating expenses associated with the remediation of its material weaknesses and other planned remediation actions and with implementation of system-provided internal controls which is continuing in 2006.
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

(d) Maximum number
			(c) Number of	(or approximate dollar
			shares (or units)	value) of shares (or
	(a) Total number of	(b) Average price	purchased as part of	units) that may yet be
	shares (or units)	paid per share	publicly announced	purchased under the
Period	purchased	(or unit)	plans or programs	plans or programs (1)

2/1/2006-2/28/2006	—	—	—	—

3/1/2006-3/31/2006	—	—	—	2,000,000 shares

4/1/2006-4/30/2006	800,000 shares	$17.43	800,000 shares	1,200,000 shares

Total	800,000 shares	$17.43	800,000 shares	1,200,000 shares

(1)	On March 29, 2006, ABM’s Board of Directors authorized the purchase of up to 2.0 million shares of ABM’s outstanding common stock at any time through October 31, 2006.
Item 6. Exhibits

Exhibit 10.1	-	2006 Equity Incentive Plan (incorporated by reference to Exhibit No. 99.1 to the registrant’s Form 8-K Current Report filed May 5, 2006, File No. 1-8929)

Exhibit 10.2	-	ABM Executive Officer Incentive Plan (incorporated by reference to Exhibit No. 99.2 to the registrant’s Form 8-K Current Report filed May 5, 2006, File No. 1-8929)

Exhibit 31.1	-	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	-	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	-	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated
June 12, 2006	/s/ George B. Sundby
George B. Sundby
Executive Vice President and Chief Financial Officer Principal Financial Officer

June 12, 2006	/s/ Maria De Martini
Maria De Martini
Vice President and Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	2006 Equity Incentive Plan (incorporated by reference to Exhibit No. 99.1 to the registrant’s Form 8-K Current Report filed May 5, 2006, File No. 1-8929)

10.2	ABM Executive Officer Incentive Plan (incorporated by reference to Exhibit No. 99.2 to the registrant’s Form 8-K Current Report filed May 5, 2006, File No. 1-8929)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002