Form 10-Q
period 2006-07-31
ABM INDUSTRIES INC /DE/
filed 2006-09-08
CIK 771497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-8929
ABM INDUSTRIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-1369354

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Number of shares of common stock outstanding as of August 31, 2006: 48,967,212.

ABM INDUSTRIES INCORPORATED
FORM 10-Q
For the three and nine months ended July 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(in thousands, except share amounts)	2006	2005

ASSETS

Current assets
Cash and cash equivalents	$51,540	$56,793

Trade accounts receivable	377,190	353,036
Less: Allowances	(8,287)	(7,932)

Accounts receivable, net	368,903	345,104

Inventories	21,617	21,280
Deferred income taxes	44,668	46,795
Prepaid expenses and other current assets	47,914	44,690
Prepaid income taxes	—	6,791

Total current assets	534,642	521,453

Investments and long-term receivables	14,566	12,955

Property, plant and equipment, at cost
Land and buildings	4,030	4,624
Transportation equipment	14,461	14,119
Machinery and other equipment	86,220	79,406
Leasehold improvements	18,112	16,491

	122,823	114,640
Less accumulated depreciation and amortization	(89,393)	(80,370)

Property, plant and equipment, net	33,430	34,270

Goodwill, net of accumulated amortization	247,869	243,559

Other intangibles, at cost	38,973	37,941
Less accumulated amortization	(14,214)	(13,478)

Other intangibles, net	24,759	24,463

Deferred income taxes	45,034	46,426
Other assets	20,474	20,584

Total assets	$920,774	$903,710

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(in thousands, except share amounts)	2006	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$52,388	$47,605
Income taxes payable	3,708	2,349
Accrued liabilities:
Compensation	70,214	72,034
Taxes — other than income	21,417	18,832
Insurance claims	73,449	71,455
Other	51,668	62,799

Total current liabilities	272,844	275,074

Retirement plans and other non-current liabilities	25,637	25,596
Insurance claims	130,575	127,114

Total liabilities	429,056	427,784

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,331,000 and 54,651,000 shares issued at July 31, 2006 and October 31,2005, respectively	554	547
Additional paid-in capital	220,358	206,369
Accumulated other comprehensive income (loss)	245	(68)
Retained earnings	380,880	365,455
Cost of treasury stock (6,400,000 and 5,600,000 shares at July 31, 2006 and October 31, 2005, respectively)	(110,319)	(96,377)

Total stockholders’ equity	491,718	475,926

Total liabilities and stockholders’ equity	$920,774	$903,710

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2006	2005	2006	2005
		As Restated		As Restated
Revenues
Sales and other income	$689,275	$650,140	$2,015,984	$1,927,860
Gain on insurance claim	—	—	—	1,195

Total revenues	689,275	650,140	2,015,984	1,929,055

Expenses
Operating expenses and cost of goods sold	612,434	572,759	1,810,932	1,731,042
Selling, general and administrative	48,428	44,417	150,851	142,855
Intangible amortization	1,357	1,430	4,428	4,264
Interest	122	220	366	713

Total expenses	662,341	618,826	1,966,577	1,878,874

Income from continuing operations before income taxes	26,934	31,314	49,407	50,181
Income taxes	9,682	10,720	17,773	15,121

Income from continuing operations	17,252	20,594	31,634	35,060
(Loss) income from discontinued operations, net of income taxes	—	(15)	—	233
Gain on sale of discontinued operations, net of income taxes	—	14,221	—	14,221

Net income	$17,252	$34,800	$31,634	$49,514

Net income per common share — Basic
Income from continuing operations	$0.35	$0.42	$0.64	$0.71
Loss from discontinued operations	—	(0.01)	—	—
Gain on sale of discontinued operations	—	0.29	—	0.29

	$0.35	$0.70	$0.64	$1.00

Net income per common share — Diluted
Income from continuing operations	$0.35	$0.41	$0.64	$0.69
Loss from discontinued operations	—	(0.01)	—	—
Gain on sale of discontinued operations	—	0.29	—	0.29

	$0.35	$0.69	$0.64	$0.98

Average common and common equivalent shares
Basic	48,846	49,487	49,086	49,470
Diluted	49,306	50,462	49,735	50,522

Dividends declared per common share	$0.11	$0.105	$0.33	$0.315
The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2006 AND 2005

(in thousands)	2006	2005
		As Restated
Cash flows from operating activities:
Net income	$31,634	$49,514
Less income from discontinued operations	—	(14,454)

Income from continuing operations	31,634	35,060
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and intangible amortization	15,772	14,670
Share-based compensation expense	2,584	—
Provision for bad debt	1,290	702
Gain on sale of assets	(704)	(61)
Decrease in deferred income taxes	3,519	1,477
Increase in trade accounts receivable	(24,797)	(37,268)
Increase in inventories	(337)	(5)
Increase in prepaid expenses and other current assets	(3,134)	(6,204)
(Increase) decrease in other assets and long-term receivables	(1,563)	259
Increase (decrease) in net current income taxes	8,150	(15,253)
Increase (decrease) in retirement plans and other non-current liabilities	41	(797)
Increase in insurance claims	5,455	5,656
(Decrease) increase in trade accounts payable and other accrued liabilities	(5,354)	9,254

Total adjustments to income from continuing operations	922	(27,570)

Net cash provided by continuing operating activities	32,556	7,490
Net operational cash flows from discontinued operations	—	372

Net cash provided by operating activities	32,556	7,862

Cash flows from investing activities:
Additions to property, plant and equipment	(11,139)	(14,887)
Proceeds from sale of assets	1,594	1,254
Purchase of businesses	(9,525)	(25,430)
Proceeds from sale of business	—	32,250
Other	—	1,312

Net cash used in investing activities	(19,070)	(5,501)

Cash flows from financing activities:
Common stock issued	11,412	17,387
Common stock purchases	(13,942)	(31,318)
Dividends paid	(16,209)	(15,597)

Net cash used in financing activities	(18,739)	(29,528)

Net decrease in cash and cash equivalents	(5,253)	(27,167)
Cash and cash equivalents beginning of period	56,793	63,369

Cash and cash equivalents end of period	$51,540	$36,202

Supplemental Data:
Cash paid for income taxes	$3,868	$28,897
Tax benefit from exercise of options	$2,235	$2,283
Cash received from exercise of options	$9,177	$17,387
Non-cash investing activities:
Common stock issued for business acquired	$—	$3,490

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. General
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments necessary to present fairly ABM Industries Incorporated (ABM) and subsidiaries’ (the Company) financial position as of July 31, 2006 and the results of operations for the three and nine months then ended, and cash flows for the nine months then ended. These adjustments are of a normal, recurring nature, except as otherwise noted.
     The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. These estimates are based on information available as of the date of these financial statements. Actual results could differ materially from those estimates.
     The information included in this Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis and the consolidated financial statements and the notes thereto included in the Company’s Form 10-K Annual Report for the fiscal year ended October 31, 2005, as filed with the Securities and Exchange Commission (SEC).
     On June 2, 2005, the Company sold substantially all of the operating assets of its wholly owned subsidiary, CommAir Mechanical Services (Mechanical). The remaining assets, consisting of the assets of the water treatment business, were sold to another buyer on July 31, 2005. As a result of these events, the assets and liabilities of Mechanical have been segregated and its operating results and cash flows have been reported as a discontinued operation in the accompanying consolidated financial statements of the Company. (See Note 9.)
2. Previous Restatement of Prior Periods
     The financial statements for the first nine months of 2005 included herein have been restated to correct accounting errors associated with the operations acquired from Security Services of America, LLC (SSA LLC) in 2004 in the Security segment of the Company. These errors primarily involved the understatement of cost of goods sold, selling, general and administrative expenses, accrued compensation, and an overstatement of cash and cash equivalents during the first nine months of 2005 and errors in accounting for the subcontracting arrangement with SSA LLC while certain state operating licenses were being obtained by the Company. Correcting these errors reduced the Company’s income from continuing operations before income taxes and the operating profits of the Security segment by $1.8 million ($1.1 million after-tax) and $7.9 million ($4.8 million after-tax) in the three and nine months ended July 31, 2005, respectively. Of the $7.9 million for the nine months ended July 31, 2005, $2.0 million was attributable to correction of 2004 errors (i.e., a $2.8 million charge to selling, general and administrative expenses for a reserve provided for the amount the Company believes it overpaid SSA LLC in 2004 in connection with the subcontracting arrangement with SSA LLC and a $0.3 million charge to cost of goods sold to correct the understatement of payroll and payroll-related expenses in 2004, that were partially offset by a $1.1 million benefit in cost of goods sold from correcting the overstatement of insurance expense in 2004).
     Detailed information on the restatement is included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, as filed with the SEC.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2006	2005	2006	2005
		As Restated		As Restated
Net income available to common stockholders	$17,252	$34,800	$31,634	$49,514

Average common shares outstanding — Basic	48,846	49,487	49,086	49,470
Effect of dilutive securities:
Stock options	460	975	649	1,052

Average common shares outstanding — Diluted	49,306	50,462	49,735	50,522

Net income per common share — Basic	$0.35	$0.70	$0.64	$1.00

Net income per common share — Diluted	$0.35	$0.69	$0.64	$0.98
     For purposes of computing diluted net income per common share for the three months ended July 31, 2006 and 2005, options to purchase common shares of 2,628,003 and 324,500, respectively, at weighted average exercise prices of $18.44 and $21.49, respectively, were excluded from the computation as they had an anti-dilutive effect.
4. Share-Based Compensation
     The Company has five stock incentive plans, which are described below. The Company also has an employee stock purchase plan.
     2006 Equity Incentive Plan
     On May 2, 2006, the shareholders of ABM approved the 2006 Equity Incentive Plan (the 2006 Equity Plan), which replaced the Time-Vested Incentive Stock Option Plan (the Time-Vested Plan), the 1996 Price-Vested Performance Stock Option Plan (the 1996 Plan) and the 2002 Price-Vested Performance Stock Option Plan (the 2002 Plan and collectively with the Time-Vested Plan and the 1996 Plan, the Prior Plans), all in advance of their expirations. The purpose of the 2006 Equity Plan is to provide stock-based compensation to employees and directors to promote close alignment among the interests of employees, directors and shareholders. The 2006 Equity Plan provides for the issuance of awards for 2,500,000 shares of ABM’s common stock plus the remaining shares authorized under the Prior Plans as of May 2, 2006, plus forfeitures under the Prior Plans after that date. The terms and conditions governing existing options under the Time-Vested Plan, the 1996 Plan and the 2002 Plan will continue to apply to the outstanding options made under those plans. The 2006 Equity Plan is an “omnibus” plan that provides for a variety of equity and equity-based award vehicles, including stock options, stock appreciation rights, restricted stock, restricted stock unit awards, performance shares, and other share-based awards. Shares subject to awards that terminate without vesting or exercise may be reissued. Certain of the awards available under the 2006 Equity Plan will qualify as “performance-based”

compensation under Internal Revenue Code Section 162(m) (Section 162(m)). At July 31, 2006, 5,129,265 shares were available for award.
     “Time-Vested” Incentive Stock Option Plan
     Under the Time-Vested Plan, the options become exercisable at a rate of 20% of the shares per year beginning one year after date of grant and terminate no later than 10 years plus one month after date of grant. On May 2, 2006, the remaining 254,142 shares authorized under this plan became available for grant under the 2006 Equity Plan, as will forfeitures after that date.
     “Price-Vested” Performance Stock Option Plans
     ABM has two Price-Vested Plans, the 1996 Plan and the 2002 Plan. The two plans are substantially similar. Each option has pre-defined vesting prices which provide for accelerated vesting, which were established by ABM’s Compensation Committee. Under each form of option agreement, if, at the end of four years, any of the stock price performance targets are not achieved, then the remaining options would vest at the end of eight years from the date the options were granted. Options vesting during the first year following grant do not become exercisable until after the first anniversary of grant. The options expire ten years after the date of grant. On May 2, 2006, the remaining 2,350,963 shares authorized under these plans became available for grant under the 2006 Equity Plan, as will forfeitures after this date.
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
     Employee Stock Purchase Plan
     Under the 2004 Employee Stock Purchase Plan, through April 30, 2006, the participants’ purchase price was 85% of the lower of the fair market value of ABM’s common stock on the first day of each six-month period in the fiscal year (i.e., May and November, or in the case of the first offering period, the price on August 1, 2004) or the last trading day of each month. Effective May 1, 2006, the purchase price became 95% of the fair market value of ABM’s common stock on the last trading day of each month. Accordingly, this plan is no longer considered compensatory and the value of the awards will no longer be treated as share-based compensation expense. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase. At July 31, 2006, 941,338 shares remained unissued under the plan.
     Share-Based Compensation Expense
     Effective November 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the three and nine months ended July 31, 2006 included: (1) amortization related to the remaining unvested portion of all stock option awards granted for the fiscal years beginning November 1, 1995 and ended October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and (2) amortization related to all stock option awards granted November 1, 2005 or after, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The compensation cost is included in selling, general and administrative expenses and is not allocated to the segments.
     The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for the three and nine months ended July 31, 2006 were as follows.

	Three Months Ended	Nine Months Ended
(in thousands)	July 31, 2006	July 31, 2006

Share-based compensation expense recognized in selling, general and administrative expenses before income taxes	$529	$2,584
Income tax benefit	148	473

Total share-based compensation expense after income taxes	$381	$2,111

     As of July 31, 2006, there was $7.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested options which is expected to be recognized over a weighted-average vesting period of 3.0 years. The Company elected to treat each award granted under the Time-Vested Plan as a single award and recognize the compensation cost on a straight-line basis over the requisite service period of the entire award. At any point in time, the compensation cost recognized will equal or exceed the portion of the grant-date fair value of the award that has vested at that date.
     The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation during the three- and nine-month periods ended July 31, 2005:

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	July 31, 2005	July 31, 2005
	As Restated	As Restated
Net income, as reported	$34,800	$49,514
Deduct: Stock-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	815	2,394

Net income, pro forma	$33,985	$47,120

Net income per common share — Basic
As reported	$0.70	$1.00
Pro forma	$0.69	$0.95

Net income per common share — Diluted
As reported	$0.69	$0.98
Pro forma	$0.67	$0.93
     The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company uses an outside expert to determine the assumptions used in the option valuation model. The Company estimates option forfeitures based on historical data and adjusts the forfeiture rate periodically or as needed. The adjustment of the forfeiture rate may result in a cumulative catch-up adjustment in any period the forfeiture rate estimate is changed. During the three and nine months ended July 31, 2006, no adjustment was necessary.

     The assumptions used in the option valuation model for the three and nine months ended July 31, 2006 and 2005 are shown in the table below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006 *	2005	2006	2005

Expected term from the date of grant	—	10.0 years	6.7 years	9.2 years
Expected stock price volatility average	—	23.3%	26.3%	22.9%
Expected dividend yield	—	2.3%	2.1%	2.2%
Risk-free interest rate	—	4.1%	4.4%	4.1%
Weighted average fair value of grants	—	$5.15	$5.67	$5.16

*	No options were granted in the three months ended July 31, 2006.
     The expected term for options granted under the Time-Vested Plan is based on observed historical exercise patterns. The expected term for options granted under the 1996 Plan and the 2002 Plan is calculated using the simplified method in accordance with SEC Staff Accounting Bulletin No. 107. The simplified method was calculated as the vesting term plus the contractual term divided by two. The vesting term of the 1996 Plan and the 2002 Plan options was derived using a Monte Carlo Simulation due to the market condition affecting the exercisability of these options. The expected volatility is based on considerations of implied volatility from publicly traded and quoted options on ABM’s common stock and the historical volatility of ABM’s common stock. The risk-free interest rate is based on the continuous compounded yield on U.S. Treasury Constant Maturity Rates with a remaining term equal to the expected term of the option. The dividend yield is based on the historical dividend yield over the expected term of the options granted.
     The status of the Company’s stock option plans at July 31, 2006, is summarized below:

			Weighted-
		Weighted-	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise price	contractual term	value
	(in thousands)	per share	(in years)	(in thousands)

Outstanding at October 31, 2005	6,078	$15.30
Granted	286	20.09
Exercised	319	10.66
Forfeited or expired	188	15.00

Outstanding at July 31, 2006	5,857	$15.80	6.42	$9,482

Exercisable at July 31, 2006	2,626	$14.27	3.75	$6,575

     Additionally, 97,026 shares of ABM’s common stock were issued to employees under the Employee Stock Purchase Plan at an average price of $16.14 during the three months ended July 31, 2006 and 358,058 shares at an average price of $15.78 during the nine months ended July 31, 2006. The share-based compensation cost recognized during the nine months ended July 31, 2006 associated with these shares was $0.8 million. Because of changes to the plan described above, beginning in the third quarter of 2006, the value of the awards is no longer treated as share-based compensation and no share-based compensation expense was recognized in the three months ended July 31, 2006.
     The total intrinsic value of the options for 179,469 shares exercised during the three months ended July 31, 2006 was $1.2 million and for 319,349 shares exercised during the nine months ended July 31, 2006 was $2.4 million. The fair value of options that vested during the three and nine months ended July 31, 2006 was $0.2 million and $2.0 million, respectively.

     The Company settles employee stock option exercises with newly issued common shares approved by stockholders for inclusion in the 2006 Equity Plan and Prior Plans.
5. Parking Sales Presentation
     The Company’s Parking segment reports both revenues and expenses recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking sales related solely to the reimbursement of expenses totaled $69.2 million and $57.6 million for the three months ended July 31, 2006 and 2005, respectively, and $196.1 million and $172.1 million for the nine months ended July 31, 2006 and 2005, respectively.
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
     The Company uses an independent actuary to evaluate the Company’s estimated claim costs and liabilities annually and accrues self-insurance reserves in an amount that is equal to the actuarial point estimate. Using the annual actuarial report, management develops annual insurance costs for each operation, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs on a quarterly basis. The 2006 actuarial report covering substantially all of the Company’s self-insurance reserves was completed in the third quarter of 2006. The report showed favorable developments in the Company’s California workers’ compensation and general and auto liability claims and adverse development in the Company’s workers’ compensation claims outside California, in each case as of May 31, 2006. Based on the 2006 actuarial report, the Company reduced its self-insurance reserves in the third quarter of 2006 by $7.9 million, which was attributable to the first six months of 2006 and prior years. In the third quarter of 2005, the Company reduced its self insurance reserves by $9.0 million, which was attributable to the first six months of 2005 and prior years.
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
     The total estimated liability for claims incurred but unpaid at July 31, 2006 and October 31, 2005 was $204.0 million and $198.6 million, respectively.
     In connection with certain self-insurance programs, the Company had standby letters of credit at July 31, 2006 and October 31, 2005 supporting estimated unpaid liabilities in the amounts of $93.4 million and $82.1million, respectively.

7. Goodwill and Other Intangibles
     Goodwill. The changes in the carrying amount of goodwill for the nine months ended July 31, 2006 were as follows (acquisitions are discussed in Note 8):

(in thousands)		Initial	Contingent
	Balance as of	Payments for	Amounts	Balance as of
Segment	October 31, 2005	Acquisitions	and Other	July 31, 2006

Janitorial	$151,307	$575	$2,107	$153,989
Parking	29,535	—	645	30,180
Security	42,541	238	745	43,524
Engineering	2,174	—	—	2,174
Lighting	18,002	—	—	18,002

Total	$243,559	$813	$3,497	$247,869

     Of the $247.9 million carrying amount of goodwill as of July 31, 2006, $44.8 million is not amortizable for income tax purposes because of being acquired prior to 1991 or through stock acquisitions.
     Other Intangibles. The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the nine months ended July 31, 2006 were as follows (acquisitions are discussed in Note 8):

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retirements	July 31,	October 31,		Retirements	July 31,
(in thousands)	2005	Additions	and Other	2006	2005	Additions	and Other	2006

Customer contracts and related relationships	$28,267	$4,988	$—	$33,255	$(7,540)	$(3,587)	$—	$(11,127)
Trademarks and trade names	3,050	—	—	3,050	(1,227)	(405)	—	(1,632)
Other (contract rights, etc.)	6,624	27	(3,983)	2,668	(4,711)	(436)	3,692	(1,455)

Total	$37,941	$5,015	$(3,983)	$38,973	$(13,478)	$(4,428)	$3,692	$(14,214)

     Of the $5.0 million additions to other intangibles, $0.5 million is for contingent amounts paid for earlier acquisitions and the remaining $4.5 million is for initial payments for acquisitions during the nine months ended July 31, 2006.
     The weighted average remaining lives as of July 31, 2006 and the amortization expense for the three and nine months ended July 31, 2006 and 2005 of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years are as follows:

	Weighted	Amortization Expense				Estimated Amortization Expense
	Average	Three Months Ended		Nine Months Ended				Years Ending
	Remaining Life	July 31,		July 31,				October 31,
($ in thousands)	(Years)	2006	2005	2006	2005	2007	2008	2009	2010	2011

Customer contracts and related relationships	9.9	$1,181	$1,031	$3,587	$2,970	$4,275	$3,737	$3,199	$2,661	$2,124
Trademarks and trade names	2.9	135	135	405	522	540	540	202	—	—
Other (contract rights, etc.)	8.6	41	264	436	772	190	181	165	135	135

Total	9.5	$1,357	$1,430	$4,428	$4,264	$5,005	$4,458	$3,566	$2,796	$2,259

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
8.	Acquisitions
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
     Cash paid for acquisitions, including initial payments and contingent amounts based on subsequent performance, was $9.5 million and $25.4 million in the nine months ended July 31, 2006 and 2005, respectively. Of those payment amounts, $4.1 million and $10.6 million were the contingent amounts paid in the nine months ended July 31, 2006 and 2005, respectively, on earlier acquisitions as provided by the respective purchase agreements. In addition, shares of ABM’s common stock with a fair market value of $3.5 million at the date of issuance were issued in the nine months ended July 31, 2005 as payment for a business acquired.
     The Company made the following acquisitions during the nine months ended July 31, 2006:
     On November 1, 2005, the Company acquired substantially all of the operating assets of Brandywine Building Services, Inc., a facility services company based in Wilmington, Delaware, for approximately $3.6 million in cash. Additional cash consideration of approximately $2.4 million is expected to be paid based on the financial performance of the acquired business over the next four years. With annual revenues in excess of $9.0 million, Brandywine Building Services, Inc. was a provider of commercial office cleaning and specialty cleaning services throughout Delaware, southeast Pennsylvania and south New Jersey. Of the total initial payment, $2.9 million was allocated to customer relationship intangible assets, $0.6 million to goodwill and $0.1 million to other assets. As of July 31, 2006, no contingent payment had been made.
     On November 27, 2005, the Company acquired substantially all of the operating assets of Fargo Security, Inc., a security guard services company based in Miami, Florida, for an initial payment of approximately $1.2 million in cash plus an additional payment of $0.4 million based on the revenue retained by the acquired business over the 90 days following the date of acquisition. With annual revenues in excess of $6.5 million, Fargo Security, Inc. was a provider of contract security guard services throughout the Miami metropolitan area. Of the total initial payment, $1.0 million was allocated to customer relationship intangible assets and $0.2 million to goodwill. The contingent payment made in the nine months ended July 31, 2006 of $0.4 million was allocated to goodwill.
     On December 11, 2005, the Company acquired substantially all of the operating assets of MWS Management, Inc., dba Protector Security Services, a security guard services company based in St. Louis, Missouri, for an initial payment of approximately $0.6 million in cash plus an additional payment of $0.3 million based on the revenue retained by the acquired business over the 90 days following the date of acquisition. With annual revenues in excess of $2.6 million, Protector Security Services was a provider of contract security guard services throughout the St. Louis metropolitan area. Of the total initial payment, $0.6 million was allocated to customer relationship intangible assets. The contingent payment made in the nine months ended July 31, 2006 of $0.3 million was allocated to goodwill.
     The Company made the following acquisitions during the nine months ended July 31, 2005:

     On November 1, 2004, the Company acquired substantially all of the operating assets of Sentinel Guard Systems (Sentinel), a Los Angeles-based company, from Tracerton Enterprises, Inc. Sentinel, with annual revenues in excess of $13.0 million, was a provider of security officer services primarily to high-rise, commercial and residential structures. In addition to its Los Angeles business, Sentinel also operated an office in San Francisco. The initial purchase price was $5.3 million, which included a payment of $3.5 million in shares of ABM’s common stock, the assumption of liabilities totaling approximately $1.7 million and $0.1 million of professional fees. Of the initial purchase price, $2.4 million was allocated to customer relationship intangible assets, $0.1 million to trademarks and trade names, $1.3 million to customer accounts receivable and other assets and $1.5 million to goodwill. Additionally, because of the tax-free nature of this transaction to the seller, the Company recorded a $1.0 million deferred tax liability on the difference between the recorded fair market value and the seller’s tax basis of the net assets acquired. Goodwill was increased by the same amount. Additional consideration includes contingent payments, based on achieving certain revenue and profitability targets over a three-year period, estimated to be between $0.5 million and $0.75 million per year, payable in shares of ABM’s common stock. As of July 31, 2006, no contingent payment has been made.
     On December 22, 2004, the Company acquired the operating assets of Colin Service Systems, Inc. (Colin), a facility services company based in New York, for an initial payment of $13.6 million in cash. Under certain conditions, additional consideration may include an estimated $1.9 million payment upon the collection of the acquired receivables and three annual contingent cash payments each for approximately $1.1 million, which are based on achieving annual revenue targets over a three-year period. With annual revenues in excess of $70 million, Colin was a provider of professional onsite management, commercial office cleaning, specialty cleaning, snow removal and engineering services. Of the total initial payment, $3.6 million was allocated to customer relationship intangible assets, $6.4 million to customer accounts receivable and other assets and $3.6 million to goodwill. In February 2006, the first annual contingent cash payment of $1.1 million was made, bringing the total purchase price paid to date to $14.7 million. The contingent cash payment of $1.1 million was allocated to goodwill.
     On March 4, 2005, the Company acquired the operating assets of Amguard Security and Patrol Services (Amguard), based in Germantown, Maryland, for an initial payment of $1.1 million in cash plus additional payments of $0.3 million based on the revenue retained by the acquired business over the first year following the date of acquisition. With annual revenues in excess of $4.5 million, Amguard was a provider of security officer services, primarily to high-rise, commercial and residential structures. Of the total initial payment, $0.9 million was allocated to customer relationship intangible assets, $0.1 million to goodwill and $0.1 million to other assets. In October 2005 and May 2006, contingent cash payments of $0.2 million and $0.1 million, respectively, were made, bringing the total purchase price paid to $1.4 million. The contingent cash payments of $0.3 million were allocated to goodwill.
9.	Discontinued Operations
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

In June 2005, the Company settled litigation that arose from and was directly related to the operations of Elevator prior to its disposal. An estimated liability had been recorded on the date of disposal. The settlement amount was less than the estimated liability by $0.2 million, pre-tax. This difference was recorded as income from discontinued operations in the second quarter of 2005. In addition, $0.9 million benefit was recorded in Gain on sale of discontinued operations in the third quarter of 2005, which resulted from the correction of the overstatement of income taxes provided for the gain on sale of assets of the Elevator segment.
     The operating results of Mechanical for the three and nine months ended July 31, 2005 and the Elevator adjustments are shown below:

	Three Months Ended	Nine Months Ended
(In thousands)	July 31, 2005	July 31, 2005

Revenues	$4,472	$24,775

(Loss) income before income taxes	$(21)	$383
Income taxes	(6)	150

(Loss) income from discontinued operations, net of income taxes	$(15)	$233

10.	Line of Credit Facility
     In May 2005, ABM entered into a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.125%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of July 31, 2006 and October 31, 2005, the total outstanding amounts under the facility were $98.6 million and $84.4 million in the form of standby letters of credit, respectively.
     The facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also requires that the Company satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after May 25, 2005 (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM after the effective time by reason of the issuance and sale of capital stock or other equity interests of ABM, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to the Company’s employee stock purchase plan, employee stock option plans and similar programs. The Company is currently in compliance with all covenants.
11.	Comprehensive Income
     Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses. The Company’s other comprehensive income was zero for the three months ended July 31, 2006 and 2005. The Company’s other comprehensive income was $0.3 million for the nine months ended July 31, 2006 and a loss of $0.1 million for the nine months ended July 31, 2005. Comprehensive income for the nine months ended July 31, 2006 and 2005 was $31.9 million and $49.4 million, respectively.

12.	Treasury Stock
     On March 7, 2005, ABM’s Board of Directors authorized the purchase of up to 2,000,000 shares of ABM’s outstanding common stock at any time through October 31, 2005. The Company repurchased 1,600,000 shares under this authorization during the first nine months of 2005 at a cost of $31.3 million (an average price of $19.57 per share). At October 31, 2005, the authorization for the remaining 400,000 shares expired.
     On March 29, 2006, the Board of Directors authorized the purchase of up to 2,000,000 shares of ABM’s outstanding common stock at any time through October 31, 2006. The Company repurchased 800,000 shares under this authorization during the first nine months of 2006 at a cost of $13.9 million (an average price of $17.43 per share).
13.	Employee Benefit and Incentive Plans
     The Company offers various employee benefit plans to its employees. Detailed descriptions of these plans are included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, as filed with the Securities and Exchange Commission.
Executive Officer Incentive Plan
     On May 2, 2006, the shareholders of ABM approved the Executive Officer Incentive Plan (Incentive Plan). The purpose of the Incentive Plan is to provide annual performance-based cash incentives to certain employees of the Company and to motivate those employees to set and achieve above-average financial and non-financial goals. The Incentive Plan will give the Compensation Committee of the Board of Directors of ABM the ability to award cash bonuses that qualify as “performance-based compensation” under Section 162(m), and the Company’s ability to deduct cash bonuses will be preserved. The aggregate funds available for bonuses under the Incentive Plan are three percent of pre-tax operating income for the award year. The plan sets forth certain limits on the awards to each of the covered employees eligible for bonuses under the Incentive Plan.
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
     The net expense of the defined benefit retirement plans and the post-retirement benefit plan for the three and nine months ended July 31, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2006	2005	2006	2005

Defined Benefit Plans
Service cost	$64	$53	$208	$151
Interest	119	222	353	502

Net expense	$183	$275	$561	$653

Post-Retirement Benefit Plan
Service cost	$8	$10	$23	$30
Interest	62	68	185	203

Net expense	$70	$78	$208	$233

401(k) Plans
     The Company made matching contributions required by the 401(k) plans for the three months ended July 31, 2006 and 2005 in the amounts of $1.3 million each, and for the nine months ended July 31, 2006 and 2005 in the amounts of $4.1 million and $4.0 million, respectively.
Deferred Compensation Plan
     The Company has an unfunded deferred compensation plan available to executive, management, administrative or sales employees whose annualized base salary exceeds $100,000. The plan allows employees to defer from 1% to 20% of their pre-tax compensation. The deferred amount earns interest equal to the prime interest rate on the last day of the calendar quarter up to 6%. If the prime rate exceeds 6%, the deferred compensation interest rate is equal to 6% plus one half of the excess over 6%. The average interest rates credited to the deferred compensation amounts for the three months ended July 31, 2006 and 2005 were 7.13% and 6.21%, respectively, and for the nine months ended July 31, 2006 and 2005 were 6.93% and 5.83%, respectively. At July 31, 2006, there were 63 active participants and 33 retired or terminated employees participating in the plan.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2006	2005	2006	2005

Employee contributions	$147	$219	$544	$856
Interest accrued	$163	$153	$485	$436
Payments	$(132)	$(23)	$(1,804)	$(2,414)
Pension Plan Under Collective Bargaining
     Certain qualified employees of the Company are covered under union-sponsored multi-employer defined benefit plans. Contributions into these plans were $8.4 million and $8.6 million in the three months ended July 31, 2006 and 2005, respectively, and $25.2 million and $25.3 million in the nine months ended July 31, 2006 and 2005, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.
14.	Segment Information
     Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. Corporate expenses, including the Company’s share-based compensation costs, are not allocated.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2006	2005	2006	2005
		As Restated		As Restated
Sales and other income
Janitorial	$395,872	$384,381	$1,164,830	$1,141,961
Parking	115,719	102,767	327,503	303,073
Security	77,404	74,702	230,978	220,465
Engineering	71,665	60,882	206,705	176,057
Lighting	28,097	26,877	84,241	85,080
Corporate	518	531	1,727	1,224

	$689,275	$650,140	$2,015,984	$1,927,860

Operating profit
Janitorial	$23,131	$25,165	$58,786	$47,795
Parking	4,552	4,079	9,202	8,915
Security	1,980	2,502	2,442	1,856
Engineering	4,450	4,146	11,400	10,327
Lighting	116	927	700	2,421
Corporate	(7,173)	(5,285)	(32,757)	(21,615)

Operating profit	27,056	31,534	49,773	49,699
Gain on insurance claim	—	—	—	1,195
Interest expense	(122)	(220)	(366)	(713)

Income from continuing operations before income taxes	$26,934	$31,314	$49,407	$50,181

15.	Contingencies
     The Company accrues amounts it believes are adequate to address any liabilities related to litigation or other proceedings that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that litigation or other proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses at July 31, 2006 was not material.
16.	Income Taxes
     The effective tax rates were 35.9% and 34.2% for the three months ended July 31, 2006 and 2005, respectively, and 36.0% and 30.1% for the nine months ended July 31, 2006 and 2005, respectively. The estimated annual effective tax rate is 37.5% for 2006 and was 36.5% for 2005. The increase was primarily due to the effect of the non-deductible incentive stock option expense included in the 2006 pre-tax income and a higher estimated state income tax rate. A $2.7 million income tax benefit was recorded in the second quarter of 2005 resulting from the favorable settlement of the audit of prior years’ state tax returns (tax years 2000 to 2003) in May 2005 and a $0.3 million income tax benefit was recorded in the third quarter of 2005 principally from adjusting the income tax liability accounts after filing the 2004 income tax returns. A $1.1 million benefit mostly from the reversal of state tax liabilities for closed years was recorded in the third quarter of 2006, partially offset by a $0.7 million tax expense from adjusting the income tax liability accounts after filing the 2005 tax returns. A $0.3 million income tax benefit was recorded in the first quarter of 2006 from the increase in deferred tax assets due to an increase in the estimated overall state income tax rate.

17.	Subsequent Event
     On August 15, 2006, ABM settled its World Trade Center business interruption insurance coverage litigation with Zurich Insurance Company for $80.0 million, which will be received in September 2006. This payment, after giving effect to the legal and other expenses associated with the litigation, will increase ABM’s net income in its fourth quarter ending October 31, 2006, by approximately $45.0 million or $0.90 per diluted share. This settlement resolved ABM’s business interruption insurance claims for its losses related to the destruction of the World Trade Center complex in New York City, where ABM provided janitorial, engineering, and lighting services.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q and to the consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005. All information in the discussion and references to the years are based on the Company’s fiscal year which ends on October 31 and the three- and nine-month periods which end on July 31.
Overview
     ABM Industries Incorporated (“ABM”) and its subsidiaries (the “Company”) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States, as well as in certain cities in British Columbia, Canada. The largest segment of the Company’s business is Janitorial which generated over 57% of the Company’s sales and other income (hereinafter called “Sales”) and over 71% of its operating profit before corporate expenses for the first nine months of 2006. The Company also previously provided mechanical services. It sold substantially all of the operating assets of its Mechanical segment on June 2, 2005 and the remaining assets on July 31, 2005. (See “Results from Discontinued Operations.”)
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

     The Company’s recent acquisitions significantly contributed to the growth in Sales in the first nine months of 2006 from the same period in 2005. The Company also experienced internal growth in Sales in the first nine months of 2006. Internal growth in Sales represents not only Sales from new customers, but also expanded services or increases in the scope of work for existing customers. In the long run, achieving the desired levels of Sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately owned companies that typically have the lower cost advantage.
     In the short-term, management is focused on pursuing new business and integrating its most recent acquisitions. In the long-term, management continues to focus the Company’s financial and management resources on those businesses it can grow to be a leading national service provider.
Liquidity and Capital Resources

	July 31,	October 31,
(in thousands)	2006	2005	Change

Cash and cash equivalents	$51,540	$56,793	$(5,253)
Working capital	261,798	246,379	15,419

	Nine Months Ended July 31,
(in thousands)	2006	2005	Change
	As Restated
Net cash provided by operating activities from continuing operations	$32,556	$7,490	$25,066
Net cash used in investing activities	(19,070)	(5,501)	(13,569)
Net cash used in financing activities	(18,739)	(29,528)	10,789
     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of July 31, 2006 and October 31, 2005, the Company’s cash and cash equivalents totaled $51.5 million and $56.8 million, respectively. Cash used in investing and financing activities exceeded cash provided by operations due to the use of $16.2 million for dividend payments, $13.9 million for the purchase of ABM common stock, $11.1 million for additions to property, plant, and equipment, and $9.5 million for acquisitions, including $5.4 million of initial payments for the purchase of operations of Brandywine Building Services, Inc. (“Brandywine”) acquired on November 1, 2005, Fargo Security, Inc. (“Fargo”) acquired on November 27, 2005 and Protector Security Services (“Protector”) acquired on December 11, 2005. Net cash provided by operations of $32.6 million and cash from common stock issuances of $11.4 million substantially offset these uses. As described under “Insurance Claims Related to the Destruction of the World Trade Center in New York on September 11, 2001” below, the Company will receive $80.0 million in cash during the fourth quarter of 2006 from the settlement of World Trade Center insurance claims.
     Working Capital. Working capital increased by $15.4 million to $261.8 million at July 31, 2006 from $246.4 million at October 31, 2005, which is primarily reflected in $24.8 million increase in trade accounts receivable during the first nine months of 2006. Trade accounts receivable is the largest component of working capital and totaled $368.9 million at July 31, 2006 compared to $345.1 million at October 31, 2005. These amounts were net of allowances for doubtful accounts of $6.4 million and sales allowance of $1.9 million at July 31, 2006 and allowance for doubtful accounts of $6.1 million and sales allowance of $1.8 million at October 31, 2005. At July 31, 2006, accounts receivable that were over 90 days past due had increased by $10.1 million to $37.2 million (9.9% of the total outstanding) from $27.2 million (7.7% of the total outstanding) at October 31, 2005. Some large customers, including government entities, were slower in making payments.

     Cash Flows from Operating Activities. Operating activities provided net cash of $32.6 million from continuing operations in the first nine months of 2006, compared to $7.5 million in the first nine months of 2005. Operating cash from continuing operations increased in the first nine months of 2006 from the first nine months of 2005 primarily due to the lower income tax payments associated with lower estimated taxable income in the first nine months of 2006, partially offset by payments in the second quarter of 2006 of litigation settlements that were pending at October 31, 2005. Cash flows from operating activities was also affected by the timing of other recurring payments.
     Cash Flows from Investing Activities. Net cash used in investing activities in the first nine months of 2006 was $19.1 million, compared to $5.5 million in the first nine months of 2005. Cash flows from investing activities in 2005 included $32.3 million proceeds received from the sales of the operating assets of the Mechanical segment during the third quarter of 2005 (see “Results from Discontinued Operations”), although $15.9 million more cash was used in the purchase of businesses in the first nine months of 2005 compared to the first nine months of 2006.
     Cash Flows from Financing Activities. Net cash used in financing activities was $18.7 million in the first nine months of 2006, compared to $29.5 million in the first nine months of 2005. This was primarily because the Company repurchased $17.4 million less ABM common stock in the first nine months of 2006 compared to the first nine months of 2005 offset by the issuance of $6.0 million less common stock through the Company’s stock option and employee stock purchase plans in the first nine months of 2006 compared to the first nine months of 2005.
     Line of Credit. In May 2005, ABM entered into a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.125%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of July 31, 2006 and October 31, 2005, the total outstanding amounts under the facility were $98.6 million and $84.4 million in the form of standby letters of credit, respectively.
     The facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also requires that the Company satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after May 25, 2005 (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM after the effective time by reason of the issuance and sale of capital stock or other equity interests of ABM, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to the Company’s employee stock purchase plans, employee stock option plans and similar programs. The Company is currently in compliance with all covenants.
Cash Requirements
     The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment. As of July 31, 2006, future contractual payments were as follows:

(in thousands)	Payments Due By Period
Contractual		Less than	1 - 3	4 - 5	After 5
Obligations	Total	1 year	years	years	years

Operating Leases	$135,949	$35,802	$45,452	$24,647	$30,048

     Additionally, the Company has the following commercial commitments and other long-term liabilities:

(in thousands)	Amounts of Commitment Expiration Per Period
Commercial		Less than	1 - 3	4 - 5	After 5
Commitments	Total	1 year	years	years	years

Standby Letters of Credit	$98,575	$98,575	—	—	—
Surety Bonds	49,134	46,666	$2,352	$16	$100

Total	$147,709	$145,241	$2,352	$16	$100

(in thousands)	Payments Due By Period
Other Long-Term		Less than	1 - 3	4 - 5	After 5
Liabilities	Total	1 year	years	years	years

Retirement Plans	$34,187	$2,259	$4,172	$4,321	$23,435

     The Company uses surety bonds, principally performance and payment bonds, to guarantee performance under various customer contracts in the normal course of business. These bonds typically remain in force for one to five years and may include optional renewal periods. At July 31, 2006, outstanding surety bonds totaled approximately $49.1 million. The Company does not believe these bonds will be required to be drawn upon.
     The Company has three unfunded defined benefit plans, an unfunded post-retirement benefit plan and an unfunded deferred compensation plan that are described in Note 13 of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. At July 31, 2006, the liability reflected on the Company’s consolidated balance sheet for these five plans totaled $22.1 million, with the amount expected to be paid over the next 20 years estimated at $34.2 million. With the exception of the deferred compensation plan, the liability for which is reflected on the Company’s consolidated balance sheet at the amount of compensation deferred plus accrued interest, the plan liabilities at that date assume future annual compensation increases of 3.0% (for those plans affected by compensation changes) and have been discounted at 5.75%, a rate based on Moody’s Investor Services AA-rated long-term corporate bonds (i.e., 20 years). Because the deferred compensation plan liability reflects the actual obligation of the Company and the post-retirement benefit plan and two of the three defined benefit plans have been frozen, variations in assumptions would be unlikely to have a material effect on the Company’s financial condition and operating performance. The Company expects to fund payments required under the five plans from operating cash as payments are due to participants.
     Not included in the unfunded employee benefit plans in the table above are union-sponsored multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions paid for these plans were $25.2 million and $25.3 million in the nine months ended July 31, 2006 and 2005, respectively.
     The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million per occurrence (inclusive of legal fees) to $1.0 million per occurrence (exclusive of legal fees)

except for California workers’ compensation insurance which increased to $2.0 million per occurrence from April 14, 2003 to April 14, 2005, when it returned to $1.0 million per occurrence, plus an additional $1.0 million annually in the aggregate. The estimated liability for claims incurred but unpaid at July 31, 2006 and October 31, 2005 was $204.0 million and $198.6 million, respectively. The Company retains an outside actuary to provide an actuarial estimate of its insurance reserves annually.
     The self-insurance claims paid in the first nine months of 2006 and 2005 were $43.8 million and $45.8 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances.
     The Company is engaged in an evaluation of its legacy payroll system that could result in outsourcing its payroll in the early part of fiscal 2007. The implementation costs associated with replacing its payroll system with outsourcing services would be approximately $5.5 million, a major portion of which could be incurred in the last quarter of fiscal 2006.
     The Company believes that the current cash and cash equivalents, cash generated from operations and the line of credit will be sufficient to meet the Company’s cash requirements for the long term including cash required for acquisitions.
Insurance Claims Related to the Destruction of the World Trade Center in New York City on September 11, 2001
     The Company had commercial insurance policies covering business interruption, property damage and other losses related to the World Trade Center complex in New York, which was the Company’s largest single job-site at the time of its destruction on September 11, 2001 with annual Sales of approximately $75.0 million. The Company has been engaged in protracted litigation with Zurich Insurance Company (“Zurich”), its business interruption insurance carrier, to recover its losses of business profits. This litigation was settled on August 15, 2006 for $80.0 million.
     Under Emerging Issues Task Force (“EITF”) Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” the Company has not recognized any portion of this payment as income. Under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” such amounts can only be recognized as income in the period when any and all contingencies for that portion of the insurance claim have been resolved. The payment scheduled for receipt in September 2006 will, after legal and other expenses associated with the litigation, increase the Company’s net income in its fourth quarter of 2006 by approximately $45.0 million or $0.90 per diluted share. Upon receipt of the settlement proceeds, the Company will have received from Zurich $95.2 million in accumulated payments for its commercial insurance policy covering business interruption, property damage, and other losses related to the World Trade Center complex.
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
Acquisitions
     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the nine months ended July 31, 2006 and 2005 are discussed in Note 8 of Notes to Consolidated Financial Statements.
Results of Continuing Operations
Three Months Ended July 31, 2006 vs. Three Months Ended July 31, 2005

	Three Months Ended July 31,
		% of		% of	Increase
($ in thousands)	2006	Sales	2005	Sales	(Decrease)
	As Restated
Revenues
Sales and other income	$689,275	100.0%	$650,140	100.0%	6.0%

Total revenues	689,275	—	650,140	—	6.0%

Expenses
Operating expenses and cost of goods sold	612,434	88.9%	572,759	88.1%	6.9%
Selling, general and administrative	48,428	7.0%	44,417	6.8%	9.0%
Intangible amortization	1,357	0.2%	1,430	0.2%	(5.1)%
Interest	122	—	220	—	(44.5)%

Total expenses	662,341	96.1%	618,826	95.2%	7.0%

Income from continuing operations before income taxes	26,934	3.9%	31,314	4.8%	(14.0)%
Income taxes	9,682	1.4%	10,720	1.6%	(9.7)%

Income from continuing operations	$17,252	2.5%	$20,594	3.2%	(16.2)%

     Income from continuing operations. Income from continuing operations in the third quarter of 2006 decreased 16.2% to $17.3 million ($0.35 per diluted share) from $20.6 million ($0.41 per diluted share) in the third quarter of 2005. This decrease is primarily attributable to lower Janitorial operating profits in the third quarter of 2006 than the third quarter of 2005 reflecting the one additional work day in the third quarter of 2006, which unfavorably impacted the Janitorial segment’s fixed-price contracts by approximately $2.4 million pre-tax. As discussed in greater detail below, the third quarter of 2006 and 2005 included favorable adjustments of self-insurance reserves resulting from independent actuarial reports. These pre-tax adjustments to the beginning of the quarter reserves were $7.9 million in 2006 and $9.0 million in 2005. Income from continuing operations was also affected by $0.5 million pre-tax of share-based compensation costs, and increased personnel expenses as a result of annual salary increases and costs associated with increased staff. In addition, Forbes v. ABM was settled in the third quarter of 2005 for an amount lower than accrued, which increased income from continuing operations by $1.3 million pre-tax in the third quarter of 2005.
     The 2006 actuarial report covering substantially all of the Company’s self-insurance reserves was completed in the third quarter of 2006. The report showed favorable developments in the Company’s California workers’ compensation and general and auto liability claims, offset in part by adverse development in the Company’s workers’ compensation claims outside California, in each case as of May 31, 2006. Based on the 2006 actuarial report, the Company reduced its self-insurance reserves in the third quarter of 2006 by $7.9 million, which was attributable to the first six months of 2006 and prior years. This reduction was $1.1 million less than the $9.0 million reduction in the third quarter of 2005. Of the $7.9 million benefit in 2006, $4.7 million was recorded by Corporate while $3.2 million was allocated to the operating segments. Of the $9.0 million benefit in 2005, $5.5 million was recorded by Corporate and $3.5 million was allocated to the operating segments.
     Sales and Other Income. Sales for the third quarter of 2006 of $689.3 million increased by $39.1 million or 6.0% from $650.1 million in the third quarter of 2005. Parking’s reimbursements for out-of-pocket expenses from managed parking lot clients were $11.6 million higher in the third quarter of 2006 than the same quarter in 2005. Additionally, acquisitions completed in 2005 and the nine months ended July 31, 2006 contributed $4.4 million to the Sales increase. The remainder of the Sales increase was primarily due to new business mainly in Janitorial and Engineering.
     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit (Sales minus operating expenses and cost of goods sold) was 11.1% and 11.9% in the third quarter of 2006 and 2005, respectively. The decrease in margins was primarily due to one more work day in the third quarter of 2006 compared to the same period in 2005, which unfavorably impacted the fixed-price contracts in the Janitorial segment by approximately $2.4 million and the $11.6 million increase in reimbursements in 2006 for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2006 were $48.4 million, compared to $44.4 million for the third quarter of 2005. The $4.0 million increase was primarily due to the $1.3 million decrease in the liability accrued for the Forbes v. ABM settlement in the third quarter of 2005, $0.8 million lower insurance benefit recorded by Corporate in the third quarter of 2006 ($4.7 million compared to $5.5 million in 2005), $0.5 million of share-based compensation costs with the adoption of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), higher legal expenses in Corporate largely related to the World Trade Center claim, and increased personnel expenses as a result of annual salary increases and costs associated with increased staff.
     Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was lower for the third quarter of 2006 compared to the third quarter of 2005 because the amortization of the initiation costs of the new line of credit, which are being amortized over its term of five years, is lower than the amortization of the initiation costs incurred for the old line of credit, which had a three-year term.

     Income Taxes. The effective tax rate was 35.9% for the third quarter of 2006 compared to 34.2% for the third quarter of 2005. The estimated annual effective tax rate is 37.5% for 2006 and was 36.5% for 2005. The increase was primarily due to the effect of the non-deductible incentive stock option expense included in the 2006 pre-tax income and a higher estimated state income tax rate. A $1.1 million benefit mostly from the reversal of state tax liabilities for closed years was recorded in the third quarter of 2006, partially offset by a $0.7 million tax expense from adjusting the income tax liability accounts after filing the 2005 tax returns. A $0.3 million income tax benefit was recorded in the third quarter of 2005 principally from adjusting the income tax liability accounts after filing the 2004 income tax returns.
     Segment Information. Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. Corporate expenses, including the Company’s share-based compensation costs, are not allocated.

	Three Months Ended July 31,		Better
($ in thousands)	2006	2005	(Worse)
		As Restated
Sales and other income
Janitorial	$395,872	$384,381	3.0%
Parking	115,719	102,767	12.6%
Security	77,404	74,702	3.6%
Engineering	71,665	60,882	17.7%
Lighting	28,097	26,877	4.5%
Corporate	518	531	(2.4)%

	$689,275	$650,140	6.0%

Operating profit
Janitorial	$23,131	$25,165	(8.1)%
Parking	4,552	4,079	11.6%
Security	1,980	2,502	(20.9)%
Engineering	4,450	4,146	7.3%
Lighting	116	927	(87.5)%
Corporate	(7,173)	(5,285)	(35.7)%

Operating profit	27,056	31,534	(14.2)%
Gain on insurance claim	—	—	—
Interest expense	(122)	(220)	44.5%

Income from continuing operations before income taxes	$26,934	$31,314	(14.0)%

     The results of operations from the Company’s segments for the quarter ended July 31, 2006, compared to the same period in 2005, are more fully described below.
     Janitorial. Janitorial Sales increased $11.5 million, or 3.0%, in the third quarter of 2006 compared to the same quarter in 2005. The Sales increase is primarily attributable to additional Sales of $3.8 million from acquisitions in 2005 and the first nine months of 2006 including Brandywine on November 1, 2005, Initial Contract Services, Inc., Baltimore (“Initial Baltimore”) on August 3, 2005, and Colin Service Systems, Inc. (“Colin”) on December 22, 2004. Sales increased in the Northern California, Northwest, South Central, Southeast, Southwest and North Central regions due to new business, expansion of services to existing customers, and price adjustments to pass through a portion of union cost increases. These increases were partially offset by reductions in Sales from the loss of accounts in the Midwest and Northeast regions.
     Operating profit decreased by $2.0 million, or 8.1%, in the third quarter of 2006 compared to the same quarter in 2005. The decrease is primarily attributable to one additional work day in the third quarter of 2006 compared to the same quarter in 2005, adversely impacting fixed-price contracts by approximately $2.4 million. The comparable quarter in the prior year included a $1.3 million reversal of a legal reserve relating to the settlement of the Forbes v. ABM case positively impacting the results in that quarter. Operating profit in the third quarter of 2006 also included a $2.1 million benefit from the reduction of the self-insurance reserves compared to $2.2 million benefit in the same quarter of 2005.
     Parking. Parking Sales increased by $13.0 million or 12.6% while operating profit increased $0.5 million, or 11.6%, during the third quarter of 2006, compared to the same quarter in 2005. The increase in Sales was primarily due to a $11.6 million increase in reimbursements for out-of-pocket expenses from managed parking lot clients and new contracts. These improvements were partially offset by the reduction in lease revenue principally due to the October 2005 sale of a leasehold interest in an off-airport facility that had contributed $2.0 million in Sales in the third quarter 2005. The increase in operating profit arising from the increase in Sales and $0.6 million of income from lease termination fees and legal settlements was partially offset by higher legal expenses and incremental costs associated with a new revenue control and reporting system implemented in July 2005. Operating profit for the third quarter of 2006 and 2005 also included $0.3 million insurance benefits from the reduction of insurance reserves.
     Security. Security Sales increased $2.7 million, or 3.6%, in the third quarter of 2006, compared to the same quarter in 2005. This increase is primarily due to Sales from new business. Security Operating profit decreased $0.5 million, or 20.9%, in the third quarter of 2006 compared to the same quarter in 2005. This decrease was primarily attributable to increases in personnel and workers’ compensation expenses, and bad debt expense as a result of customer bankruptcies, partially offset by a $1.0 million reduction of a reserve originally provided for the amount the Company believes it overpaid SSA LLC in connection with a subcontracting arrangement that was recorded in the first quarter of 2005. Operating profit for the third quarter of 2006 also included a $0.4 million insurance benefit from the reduction of insurance reserves compared to $0.5 million benefit in the same quarter of 2005.
     Engineering. Engineering sales increased $10.8 million, or 17.7%, in the third quarter of 2006 compared to the same quarter in 2005 due to successful sales initiatives resulting in new business and the expansion of services to existing customers across the country, most significantly in the Northern California, Los Angeles, and Eastern regions. Operating profits increased $0.3 million, or 7.3%, during the third quarter of 2006 compared to the third quarter of 2005 primarily due to higher Sales, partially offset by higher selling, general and administrative expenses associated with increased management staff necessary to support the growth of the business. Operating profit for the third quarter of 2006 and 2005 also included $0.3 million insurance benefits from the reduction of insurance reserves.
     Lighting. Lighting Sales increased $1.2 million, or 4.5%, while operating profit decreased $0.8 million, or 87.5%, in the third quarter of 2006 compared to the same quarter a year ago. The Sales increase was primarily due to an increase of fixed-price (long-term full service or maintenance only), and time and materials-based contracts, partially offset by a decrease in special projects business. The decrease in operating profit was primarily due to higher subcontractor and fuel costs, which negatively impacted fixed-price contracts. Operating profit for the third quarter of 2006 also included a $0.1 million insurance benefit from the reduction of insurance reserves compared to $0.2 million benefit in the same quarter of 2005.
     Corporate. Corporate expenses in the third quarter of 2006 increased by $1.9 million or 35.7% compared to the same period of 2005. Of the increase, $0.8 million was attributable to the smaller reduction in insurance reserves in the third quarter of 2006 ($4.7 million) included in Corporate than in the third quarter of 2005 ($5.5 million). While virtually all insurance claims arise from the operating segments, these adjustment were included in unallocated Corporate expenses. Corporate expenses were also affected by $0.8 million in legal fees primarily related to the World Trade Center claim, $0.5 million of share-based compensation costs with the adoption of SFAS No. 123R, and, staffing-related increases in the third quarter of 2006. These increases were partly offset by lower documentation and testing costs associated with the Sarbanes Oxley certification effort in the third quarter of 2006 compared to the same period in 2005.

Nine Months Ended July 31, 2006 vs. Nine Months Ended July 31, 2005

	Nine Months Ended July 31,
		% of		% of	Increase
($ in thousands)	2006	Sales	2005	Sales	(Decrease)
	As Restated
Revenues
Sales and other income	$2,015,984	100.0%	$1,927,860	100.0%	4.6%
Gain on insurance claim	—	—	1,195	—	—

Total revenues	2,015,984	—	1,929,055	—	4.5%

Expenses
Operating expenses and cost of goods sold	1,810,932	89.8%	1,731,042	89.8%	4.6%
Selling, general and administrative	150,851	7.5%	142,855	7.4%	5.6%
Intangible amortization	4,428	0.2%	4,264	0.2%	3.8%
Interest	366	—	713	—	(48.7)%

Total expenses	1,966,577	97.5%	1,878,874	97.5%	4.7%

Income from continuing operations before income taxes	49,407	2.5%	50,181	2.6%	(1.5)%
Income taxes	17,773	0.9%	15,121	0.8%	17.5%

Income from continuing operations	$31,634	1.6%	$35,060	1.8%	(9.8)%

     Income from continuing operations. Income from continuing operations for the first nine months of 2006 decreased 9.8% to $31.6 million from $35.1 million for the first nine months of 2005. The decrease was primarily due to $2.6 million pre-tax of share-based compensation costs, with the adoption of SFAS No. 123R effective November 1, 2005, and $2.4 million pre-tax of professional fees associated with the Audit Committee’s independent investigation of prior year accounting at SSA. In addition, the operating profit of Lighting declined in the first nine months 2006, however, this decline was more than offset by the combined increases in the operating profits of Janitorial, Engineering, Security and Parking. Income from continuing operations in 2005 included a $5.0 million pre-tax litigation loss and a $3.4 million pre-tax charge for a reserve provided for the amount the Company believes it overpaid SSA LLC, which reserve was reduced by $1.0 million pre-tax in the third quarter of 2006. Also included in 2005 was $2.7 million of income tax benefit resulting from a state tax audit settlement and $1.2 million pre-tax gain on the World Trade Center indemnity payment.
     Sales and Other Income. Sales in the first nine months of 2006 of $2,016.0 million increased by $88.1 million or 4.6% from $1,927.9 million in the first nine months of 2005. Acquisitions completed in fiscal year 2005 and the nine months ended July 31, 2006 contributed $23.5 million to the Sales increase. Additionally, Parking’s reimbursements for out-of-pocket expenses from managed parking lot clients were $24.0 million higher. The remainder of the Sales increase was primarily due to new business primarily in Janitorial and Engineering.
     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit was 10.2% the first nine months of both 2006 and 2005. The flat margins were a result of lower insurance expense and higher margin contributions from Janitorial, Engineering and Parking, offset by higher overtime expenses, subcontracting costs, and lower margins on new contracts in Security and the $24.0 million higher reimbursements in 2006 for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first nine months of 2006 were $150.9 million, compared to $142.9 million in the first nine months of 2005. The increase was primarily due to $2.6 million of share-based compensation costs, $2.4 million of professional fees associated with the Audit Committee’s independent investigation of prior year accounting at SSA, $1.3 million related to additional expenses from acquired companies, and annual salary increases and additional legal costs. These increases were partially offset by lower documentation and testing costs in 2006 associated with the Sarbanes-Oxley certification effort in the first nine months of 2006 compared to the same period of 2005. In the first nine months of 2005, the Company recorded a $5.0 million pre-tax litigation loss and the $3.4 million charge for a reserve provided for the amount the Company believes it overpaid SSA LLC. The $3.4 million reserve was reduced by $1.0 million in the third quarter of 2006.
     Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was 48.7% lower for the first nine months of 2006 compared to the first nine months of 2005 because the amortization of the initiation costs of the new line of credit, which are being amortized over its term of five years, is lower than the amortization of the initiation costs incurred for the old line of credit, which had a three-year term.
     Income Taxes. The effective tax rates were 36.0% and 30.1% for the nine months ended July 31, 2006 and 2005, respectively. The estimated annual effective tax rate is 37.5% for 2006 and was 36.5% for 2005. The increase was primarily due to the effect of the non-deductible incentive stock option expense included in the 2006 pre-tax income and a higher estimated state income tax rate. A $2.7 million income tax benefit was recorded in the second quarter of 2005 resulting from the favorable settlement of the audit of prior years’ state tax returns (tax years 2000 to 2003) in May 2005 and a $0.3 million income tax benefit was recorded in the third quarter of 2005 principally from adjusting the income tax liability accounts after filing the 2004 income tax returns. A $1.1 million benefit mostly from the reversal of state tax liabilities for closed years was recorded in the third quarter of 2006, partially offset by a $0.7 million tax expense from adjusting the income tax liability accounts after filing the 2005 tax returns. A $0.3 million income tax benefit was recorded in the first quarter of 2006 from the increase in deferred tax assets due to an increase in the estimated overall state income tax rate.
     Segment Information.

	Nine Months Ended July 31,		Better
($ in thousands)	2006	2005	(Worse)
	As Restated
Sales and other income
Janitorial	$1,164,830	$1,141,961	2.0%
Parking	327,503	303,073	8.1%
Security	230,978	220,465	4.8%
Engineering	206,705	176,057	17.4%
Lighting	84,241	85,080	(1.0)%
Corporate	1,727	1,224	41.1%

	$2,015,984	$1,927,860	4.6%

Operating profit
Janitorial	$58,786	$47,795	23.0%
Parking	9,202	8,915	3.2%
Security	2,442	1,856	31.6%
Engineering	11,400	10,327	10.4%
Lighting	700	2,421	(71.1)%
Corporate	(32,757)	(21,615)	(51.5)%

Operating profit	49,773	49,699	0.1%
Gain on insurance claim	—	1,195	—
Interest expense	(366)	(713)	48.7%

Income from continuing operations before income taxes	$49,407	$50,181	(1.5)%

     The results of operations from the Company’s segments for the nine months ended July 31, 2006, compared to the same period in 2005, are more fully described below.

     Janitorial. Janitorial Sales increased by $22.9 million, or 2.0%, in the first nine months of 2006 compared to same period in 2005. The Sales increase is primarily attributable to additional Sales of $20.2 million from acquisitions in 2005 and the first nine months of 2006 including Brandywine, Initial Baltimore and Colin. Sales increased in the Northern California, Northwest, North Central and Southwest regions due to new business, expansion of services to existing customers, and price adjustments to pass through a portion of union cost increases. These increases were partially offset by reductions in Sales from the loss of accounts in the Midwest and Northeast regions.
     Operating profit increased by $11.0 million, or 23.0%, in the first nine months of 2006 compared to the same period in 2005, $5.0 million of which was attributable to a settlement of Forbes v. ABM that reduced operating profits in the first nine months of 2005. The Brandywine, Initial Baltimore and Colin acquisitions contributed $0.9 million additional profit. Janitorial also recorded higher Sales and improved margins from the Northern California, Northwest, South Central and Southwest regions. These improvements were offset by lower profit in the Midwest caused by scope reductions and loss of accounts.
     Parking. Parking Sales increased by $24.4 million or 8.1%, while operating profit increased $0.3 million, or 3.2%, during the first nine months of 2006 as compared to the same period of 2005. The increase in Sales was primarily due to a $24.0 million increase in reimbursements for out-of-pocket expenses from managed parking lot clients and new contracts. These improvements were partially offset by a reduction in lease revenue principally due to the October 2005 sale of a leasehold interest in an off-airport facility that had contributed $5.3 million in Sales in the first nine months of 2005. The increase in operating profit was due to higher net Sales of $2.5 million and an aggregate of $0.6 million of income from lease termination fees and legal settlements, partially offset by $2.2 million of increased general and administrative costs which included higher legal expenses, and increased costs associated with operating a new revenue control and reporting system.
     Security. Security Sales increased $10.5 million, or 4.8%, in the first nine months of 2006 compared to the same period in 2005, primarily due to Sales from new business, which was partially offset by lost Sales associated with the loss of a major customer account in June 2005.
     Security Operating profit increased $0.6 million, or 31.6%, in the first nine months of 2006 compared to the same period in 2005. The improvement in operating profit was primarily due to the inclusion in the first nine months of 2005 of a $3.4 million charge for a reserve provided for the amount the Company believes it overpaid SSA LLC, of which a $1.0 million reduction was reflected in the third quarter of 2006. Also included in 2005 was a $0.4 million bad debt provision for a customer that declared bankruptcy in April 2005 and a $0.3 million charge to correct the understatement of payroll and payroll-related 2004 expenses. Partially offsetting these increases were higher overtime expenses in 2005 related to operations acquired from SSA LLC, lower margins on new contracts, annual salary increases and increases in workers’ compensation expense, legal fees and settlements.
     Engineering. Engineering sales increased $30.6 million, or 17.4%, during the first nine months of 2006 compared to the first nine months of 2005 due to successful sales initiatives resulting in new business and the expansion of services to existing customers across the country, most significantly in the Mid-Atlantic, Northern California, and Eastern regions. Operating profits increased $1.1 million, or 10.4%, during the first nine months of 2006 compared to the first nine months of 2005, primarily due to higher Sales, partially offset by higher selling, general and administrative expenses associated with increased management staff necessary to support the growth in business.
     Lighting. Lighting Sales decreased $0.8 million, or 1.0%, and operating profit decreased $1.7 million, or 71.1%, in the nine months of 2006 compared to the same period in 2005. The Sales decrease was primarily due to decreased special project business, partially offset by an increase in fixed-price (long-term full service or maintenance only), time and materials based contracts. The decrease in operating profit was primarily due to higher subcontractor and fuel costs, which negatively impacted fixed price contracts.

     Corporate. Corporate expenses for the first nine months of 2006 increased by $11.1 million or 51.5% compared to the same period of 2005 mainly due to $2.6 million of share-based compensation costs, $2.4 million of professional fees associated with the Audit Committee’s independent investigation of prior year accounting at SSA completed in the second quarter of 2006, annual salary increases, costs of additional staffing, and higher legal fees. These increases were partially offset by lower documentation and testing costs in 2006 associated with the Sarbanes-Oxley certification effort in the first nine months of 2006 compared to the same period of 2005. In addition, $0.8 million of the increase was attributable to the smaller reduction in insurance reserves in the first nine months of 2006 ($4.7 million) in Corporate than in first nine months of 2005 ($5.5 million). While virtually all insurance claims arise from the operating segments, these adjustment were included in unallocated Corporate expenses.
Share-Based Compensation
     Effective November 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first nine months of 2006 included: 1) amortization related to the remaining unvested portion of all stock option awards granted for the fiscal years beginning November 1, 1995 and ending October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and 2) amortization related to all stock option awards granted November 1, 2005 or after, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The compensation cost is included in selling, general and administrative expenses.
     The compensation cost and related income tax benefit recognized in the Company’s consolidated financial statements for the three months ended July 31, 2006 for stock options were $0.5 million and $0.2 million, respectively, and for the nine months ended July 31, 2006 were $2.6 million and $0.5 million, respectively. As of July 31, 2006, there was $7.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested options which is expected to be recognized over a weighted-average vesting period of 3.0 years.
     The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company uses an outside expert to determine the assumptions used in the option valuation model. The Company estimates option forfeitures based on historical data and adjusts the forfeiture rate periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in any period the forfeiture rate estimate is changed. During the nine months ended July 31, 2006, no adjustment was necessary.
     On May 2, 2006, the shareholders of ABM approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”), which replaced the Time-Vested Incentive Stock Option Plan, the 1996 Price-Vested Performance Stock Option Plan and the 2002 Price-Vested Performance Stock Option Plan (collectively, the “Prior Plans”), all in advance of their expirations. The purpose of the 2006 Equity Plan is to provide stock-based compensation to employees and directors to promote close alignment among the interests of employees, directors and shareholders. The 2006 Equity Plan provides for the issuance of awards for 2.5 million shares of the Company’s common stock plus the remaining shares authorized under the Prior Plans as of May 2, 2006, plus forfeitures, under the Prior Plans after that date. The terms and conditions governing existing options under the Time-Vested Incentive Stock Option Plan, the 1996 Price-Vested Performance Stock Option Plan and the 2002 Price-Vested Performance Stock Option Plan will continue to apply to the outstanding options made under those plans. The 2006 Equity Plan is an “omnibus” plan that provides for a variety of equity and equity-based award vehicles, including stock options, stock appreciation rights, restricted stock, restricted stock unit awards, performance shares, and other share-based awards. Shares subject to awards that terminate without vesting or exercise may be reissued. Certain of the awards available under the 2006 Equity Plan will qualify as “performance-based” compensation under Internal Revenue Code Section 162(m) (“Section 162(m)”).
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
     On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator Services, Inc., which represented the Company’s Elevator segment, to Otis Elevator Company. In June 2005, the Company settled litigation that arose from and was directly related to the operations of Elevator prior to its disposal. An estimated liability had been recorded on the date of disposal. The settlement amount was less than the estimated liability by $0.2 million, pre-tax. This difference was recorded as income from discontinued operations in 2005. In addition, $0.9 million benefit was recorded in gain on sale of discontinued operations in the third quarter of 2005, which resulted from the correction of the overstatement of income taxes provided for the gain on sale of assets of the Elevator segment.
     The operating results of Mechanical for the three and nine months ended July 31, 2005 and the Elevator adjustments are shown below:

	Three Months Ended	Nine Months Ended
(In thousands)	July 31, 2005	July 31, 2005

Revenues	$4,472	$24,775

(Loss) income before income taxes	$(21)	$383
Income taxes	(6)	150

(Loss) income from discontinued operations, net of income taxes	$(15)	$233

Adoption of Accounting Standards

     Effective November 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, as interpreted by SAB No. 107. For more details, see “Share-Based Compensation” section above.
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (“Opinion No. 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. The Company began to apply SFAS No. 154 effective November 1, 2005.
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
Recent Accounting Pronouncements
     In June 2006, the FASB issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires companies to disclose the presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer (e.g. sales and use tax) as either gross or net in the accounting principles included in the notes to the financial statements. EITF 06-3 will be effective beginning with the second quarter of 2007.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 provides guidance on the accounting for and disclosure of tax positions accounted for in accordance with SFAS No. 109. FIN 48 requires that the effects of a tax position be initially recognized when it is “more likely than not” (which is defined as a greater than 50 percent chance) that the position will be sustained upon examination by the taxing authorities. In addition, FIN 48 requires additional disclosures regarding tax positions. FIN 48 is effective for the Company beginning fiscal 2008. The Company is presently assessing the impact of FIN 48 to the Company’s consolidated financial position, results of operations and cash flows.
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
     Deferred Income Tax Asset and Valuation Allowance. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If the enacted rates in future years differ from the rates expected to apply, an adjustment of the net deferred tax assets will be required. Additionally, if management determines it is more likely than not that a portion of the net deferred tax asset will not be realized, a valuation allowance is recorded. At July 31, 2006, the net deferred tax asset was $89.7 million, net of a $0.8 million valuation allowance related to state net operating loss carryforwards. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.
     Other Intangible Assets Other Than Goodwill. The Company engages a third party valuation firm to independently appraise the value of intangible assets acquired in larger sized business combinations. For smaller acquisitions, the Company performs an internal valuation of the intangible assets using the discounted cash flow technique. Acquired customer relationship intangible assets are being amortized using the sum-of-the-years-digits method over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible asset are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Other intangible assets, consisting principally of contract rights, are being amortized over the contract periods using the straight-line method. At least annually, in the fourth quarter, the Company evaluates the remaining useful lives of its intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an asset’s remaining useful life changes, the remaining carrying amount of the intangible asset would be amortized over the revised remaining useful life. Furthermore, the remaining unamortized book value of intangibles will be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). The first step of an impairment test under SFAS No. 144 is a comparison of the future cash flows, undiscounted, to the remaining book value of the intangible. If the future cash flows are insufficient to recover the remaining book value, a fair value of the asset, depending on its size, will be independently or internally determined and compared to the book value to determine if an impairment exists.
     Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangibles” (“SFAS No. 142”) goodwill is no longer amortized. Rather, the Company performs goodwill impairment tests on at least an annual basis, in the fourth quarter, using the two-step process prescribed in SFAS No. 142. The first step is to evaluate for potential impairment by comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. The fair value of the reporting unit, if required to be determined, will be independently appraised. As of July 31, 2006, no impairment of the Company’s goodwill carrying value has been indicated.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At July 31, 2006, the Company had no outstanding long-term debt. Although the Company’s assets included $51.5 million in cash and cash equivalents at July 31, 2006, market rate risk associated with changing interest rates in the United States is not material.

Item 4. Controls and Procedures
          a. Disclosure Controls and Procedures. The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. As disclosed in the Company’s Annual Report on Form 10-K for 2005 and Quarterly Report on Form 10-Q for the first and second quarters of 2006, the Company’s principal executive officer and principal financial officer concluded that, as a result of material weaknesses in its internal control over financial reporting pertaining to the operations acquired from SSA LLC in March 2004 in the Company’s Security segment, the Company’s disclosure controls and procedures were not effective at year end 2005 and the end of the first two quarters of 2006.
          The Company’s principal executive officer and principal financial officer again evaluated the Company’s disclosure controls and procedures as of July 31, 2006, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, and reflecting that the Company has not been able to confirm the effectiveness of the internal control enhancements undertaken to remediate the material weaknesses, these officers concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2006.
          b. Changes in Internal Control Over Financial Reporting. In Item 9A of the Company’s Annual Report on Form 10-K for the year ended October 31, 2005, the Company set forth material weaknesses associated with the operations acquired from SSA LLC and actions to be taken to remediate these weakness. The Company took significant steps in the first two quarters of 2006 to remediate these material weaknesses in its internal control over reporting. These remediation activities are described under Item 4, Controls and Procedures, in the Company’s Quarterly Reports on Form 10-Q for the first and second quarters of 2006. However, the Company cannot confirm the effectiveness of the internal control enhancements until it has conducted sufficient testing. The Company will continue to monitor and test the effectiveness of these new processes, procedures and controls and will make any further changes that management deems appropriate. There was no change in the Company’s internal control over financial reporting in the third quarter of 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
          On August 15, 2006, the Company settled for $80 million its previously reported litigation against its business interruption carrier, Zurich, for losses related to the destruction of the World Trade Center complex in New York, which was the Company’s largest single job-site at the time of its destruction on September 11, 2001. The settlement payment is scheduled for receipt in September 2006.
          The Company uses an independent actuary to evaluate the Company’s estimated claim costs and liabilities at least annually. The 2004 actuarial report completed in November 2004 indicated that there were adverse developments in the Company’s insurance reserves primarily related to workers’ compensation claims in the State of California during the four-year period ended October 31, 2003, for which the Company recorded a charge of $17.2 million in the fourth quarter of 2004. The Company believes a substantial portion of the $17.2 million, as well as other costs incurred by the Company in its insurance claims was related to poor claims management by a third party administrator that no longer performs these services for the Company. In addition, the Company believes that poor claims administration in certain other states, particularly New York, led to higher costs for the Company. The Company has filed a claim against its former third party administrator for its damages related to claims mismanagement. The Company is actively pursing this claim, which is subject to arbitration in accordance with the rules of the American Arbitration Association. The three-person arbitration panel has been designated and discovery is underway, including examination of a sample of claims by insurance experts.
          In August 2005, ABM filed an action for declaratory relief, breach of contract and breach of the implied covenant of good faith and fair dealing in U.S. District Court in The Northern District of California against its insurance carriers, Zurich American Insurance Company (“Zurich American”) and National Union Fire Insurance Company relating to the carriers’ failure to provide coverage for ABM and one of its Parking subsidiaries. The Company and Zurich American verbally agreed to settle the Company’s claims against Zurich American for $400,000. Zurich American had provided insurance coverage up to $1 million, subject to the Company’s $150,000 retention. National Union has filed a motion for summary adjudication on the issue of the duty to defend. ABM’s claim includes “bad faith” allegations based upon the settlement of the underlying litigation with IAH-JFK Airport Parking Co., LLC in early 2006. ABM seeks to recover legal fees and $6.3 million in settlement costs in the underlying litigation.
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
          The Company’s technology environment may be inadequate to support growth. Although the Company employs a centralized accounting system, the Company relies on a number of legacy information technology systems, as well as manual processes, to conduct its operations. These systems and processes may be unable to provide adequate support for the business and create additional reliance upon manual rather than system controls, particularly as the Company expands. This could result, for instance, in delays in meeting payroll obligations, in difficulty calculating and tracking appropriate withholding of governmental withholding and other payroll regulatory obligations, and in higher internal and external expenses to work around these systems. Additionally, the current technology environment may be unable to support the integration of acquired businesses and anticipated internal growth. The Company is engaged in an evaluation of its information technology systems, including its legacy payroll system, its centralized information technology infrastructure and desktop environment, and its accounting and financial system and is negotiating the outsourcing of a number of its technology functions. The Company believes that outsourcing may improve its technology systems, permit the reduction of costs and increase the predictability of costs and delivery and enhance disaster recovery and business continuity. The risks associated with outsourcing include the dependence upon a third party for essential aspects of the Company’s business and potentially less control over costs associated with necessary systems, as well as potentially less responsiveness from vendors than employees.
          The Company could experience labor disputes that could lead to loss of sales or expense variations. At July 31, 2006, approximately 40% of the Company’s employees were subject to various local collective bargaining agreements. Some collective bargaining agreements will expire or become subject to renegotiation during fiscal year 2006. In addition, the Company may face union organizing drives in certain cities. When one or more of the Company’s major collective bargaining agreements becomes subject to renegotiation or when the Company faces union organizing drives, the Company and the union may disagree on important issues which, in turn, could lead to a strike, work slowdown or other job actions at one or more of the Company’s locations. A strike, work slowdown or other job action could in some cases disrupt the Company from providing its services, resulting in reduced revenue collection. If declines in customer service occur or if the Company’s customers are targeted for sympathy strikes by other unionized workers during union organizing drives, contract cancellations could result. In other cases, a strike, work slowdown or other job action could lead to lower expenses due to fewer employees performing services. Alternatively, the result of renegotiating a collective bargaining agreement could be a substantial increase in labor and benefits expenses that the Company could be unable to pass through to its customers for some period of time, if at all.
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
          Weakness in airline travel and the hospitality industry could adversely affect the results of the Company’s Parking segment. A significant portion of the Company’s Parking sales is tied to the numbers of airline passengers and hotel guests. Parking results were adversely affected after the terrorist attacks of September 11, 2001, during the Severe Acute Respiratory Syndrome (“SARS”) crisis and at the start of the military conflict in Iraq as people curtailed both business and personal travel and hotel occupancy rates declined. As airport security precautions expanded, the decline in travel was particularly noticeable at airports associated with shorter flights for which ground transportation became the alternative. While it appears that airline travel and the hospitality industry have recovered, there can be no assurance that increased concerns about terrorism, increased airport and luggage restrictions, disease (including avian flu), or other adversities will not again reduce travel, adversely impacting Parking sales and operating profits.
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
          On March 29, 2006, ABM’s Board of Directors authorized the purchase of up to 2,000,000 shares of ABM’s outstanding common stock at any time through October 31, 2006. No stock repurchases were made in the third quarter of 2006. At July 31, 2006, 1,200,000 shares may yet be purchased under ABM’s stock repurchase program.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders was held on May 2, 2006.

(b)	The following directors were elected by a vote of stockholders, each to serve for a term ending at the annual meeting in the year 2009: Linda L. Chavez, Theodore T. Rosenberg and Henrik C. Slipsager.

The following directors remained in office: Luke S. Helms, Maryellen C. Herringer, Charles T. Horngren, Henry L. Kotkins, Jr., Martinn H. Mandles and William W. Steele.

(c)	The following matters were voted upon at the meeting:
(1)	Proposal 1 – Election of Directors

Nominee	For	Withheld

Linda L. Chavez	39,980,407	2,099,161
Theodore T. Rosenberg	40,175,234	1,904,334
Henrik C. Slipsager	31,467,409	10,612,159
(2)	Proposal 2 – Approval of the 2006 Equity Incentive Plan

For	Against	Abstentions	Broker Non-Votes

20,892,718	17,311,157	1,069,541	2,806,152
(3)	Proposal 3 – Approval of the Executive Officer Incentive Plan

For	Against	Abstentions	Broker Non-Votes

32,283,796	5,854,914	1,134,706	2,806,152
(4)	Proposal 4 – Ratification of KPMG LLP as Independent Registered Public Accounting Firm

For	Against	Abstentions	Broker Non-Votes

38,118,894	3,849,671	111,003	0
Item 5B. Other Information
     On September 5, 2006, the Governance Committee of the Board of Directors approved the cash compensation of non-employee directors for its fiscal year beginning November 1, 2006. These compensation arrangements will be effective until amended. Non-employee directors receive an annual retainer of $40,000, and meeting fees of $2,000 for Board and Audit Committee meetings and $1,500 for meetings of the Compensation Committee, Executive Committee and Governance Committee. In addition, the Chairman of the Board will receive an additional retainer of $40,000 per year; the Chair of the Audit Committee will receive an additional retainer of $15,000 per year; the Chair of the Compensation Committee will receive an additional retainer of $7,500; and the Chairs of the Executive Committee and Governance Committee will receive additional retainers of $5,000.
     On September 5, 2006, the Governance Committee adopted the Statement of Terms and Conditions for equity grants to directors under the 2006 Equity Incentive Plan. The Governance Committee also adopted a form of agreement for restricted stock units, which calls for pro-rata vesting over three years. In addition, restricted stock units will be credited with dividend equivalents, that will be converted to restricted stock units at the fair market value of ABM common stock on the date of payment and will be subject to the same terms and conditions as the underlying restricted stock units. Restricted stock units will be settled in ABM common stock.
     On September 6, 2006, the Board of Directors approved the equity compensation of non-employee directors. This equity compensation is effective until amended by the Board. On the date of the Annual Meeting of Stockholders each year beginning with the 2007 Annual Meeting, each of the non-employee directors will receive a grant of restricted stock units with a value of $70,000, calculated by dividing $70,000 by the fair market value of ABM common stock on the date of grant. The restricted stock units will vest in equal pro-rata amounts over a three year period. The restricted stock units will be credited with dividend equivalents that will be converted to additional stock units on the same terms and conditions as the underlying restricted stock units. The restricted stock units will be settled in shares of common stock upon the date of vesting or if deferred under a Director Deferred Compensation Plan then in effect, on the settlement date under that plan. A new non-employee director named to the Board will receive a pro-rata grant of restricted stock units upon appointment.
     On September 5, 2006, the Governance Committee of the Board of Directors approved the termination of the director retirement plan for new directors. In addition, the Governance Committee recommended that the Board establish an unfunded Director Deferred Compensation Plan effective October 31, 2006, and the conversion of the interests of current directors in the director retirement plan to deferred compensation in the new plan. Current directors who do not convert their interests in the director retirement plan will not be eligible for equity grants.
     On September 6, 2006, the Board of Directors adopted stock ownership guidelines for directors that call for directors to achieve holdings of ABM common stock equal to three times their annual retainer within four years. Directors are required to retain a portion of their equity compensation until the stock ownership targets are achieved.
     On September 6, 2006, the Board of Directors adopted two amendments to the 2006 Equity Incentive Plan. The first establishes the definition of fair market value as the closing price of ABM common stock on the New York Stock Exchange for all purposes other than establishing the exercise price of incentive stock options, for which purposes the definition remains the average of the opening and closing price on the New York Stock Exchange. The second amendment establishes that any estate planning entity to which a grantee transfers restricted or unvested equity grants must be domiciled in the United States.
Item 6. Exhibits

Exhibit 10.1	-	Director Retirement Plan Distribution Election Form, as revised June 16, 2006

Exhibit 10.2	-	Arrangements with Non-Employee Directors

Exhibit 10.3	-	Director Stock Ownership and Retention Guidelines

Exhibit 10.4	-	2006 Equity Incentive Plan, as amended September 6, 2006

Exhibit 10.5	-	Form of Restricted Stock Unit Agreement for Directors - 2006 Equity Incentive Plan

Exhibit 10.6	-	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan

Exhibit 31.1	-	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	-	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	-	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

September 8, 2006	/s/ George B. Sundby
George B. Sundby
Executive Vice President and Chief Financial Officer
Principal Financial Officer

September 8, 2006	/s/ Maria De Martini
Maria De Martini
Vice President and Controller
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Director Retirement Plan Distribution Election Form, as revised June 16, 2006

10.2	Arrangements with Non-Employee Directors

10.3	Director Stock Ownership and Retention Guidelines

10.4	2006 Equity Incentive Plan, as amended September 6, 2006

10.5	Form of Restricted Stock Unit Agreement for Directors - 2006 Equity Incentive Plan

10.6	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002