Form 10-K
period 2006-10-31
ABM INDUSTRIES INC /DE/
filed 2006-12-22
CIK 771497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended October 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from to

Commission File Number: 1-8929

ABM INDUSTRIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-1369354
(State of Incorporation)	(I.R.S. Employer Identification No.)

160 Pacific Avenue, Suite 222, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

(Registrant’s telephone number, including area code) 415/733-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

As of April 30, 2006 (the last business day of registrant’s most recently completed second fiscal quarter), non-affiliates of the registrant beneficially owned shares of the registrant’s common stock with an aggregate market value of $740,659,434, computed by reference to the price at which the common stock was last sold.

Number of shares of common stock outstanding as of November 30, 2006: 48,660,286.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABM Industries Incorporated
Form 10-K
For the Fiscal Year Ended October 31, 2006

PART I

ITEM 1.	BUSINESS

ABM Industries Incorporated (“ABM”) is a leading facility services contractor in the United States. With annual revenues in excess of $2.7 billion and approximately 75,000 employees, ABM and its subsidiaries (the “Company”) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada.

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

Industry Information

The Company conducts business through a number of subsidiaries, which are grouped into five segments based on the nature of the business operations. The operating subsidiaries within each segment generally report to the same senior management. Referred to collectively as the “ABM Family of Services,” at October 31, 2006 the five segments were:

•	Janitorial

•	Parking
•	Security
•	Engineering
•	Lighting

The business activities of the Company by industry segment, as they existed at October 31, 2006, are more fully described below.

■ Janitorial. The Company performs janitorial services through a number of the Company’s subsidiaries, primarily operating under the names “ABM Janitorial Services” and “American Building Maintenance.” The Company provides a wide range of basic janitorial services for a variety of facilities, including commercial office buildings, industrial plants, financial institutions, retail stores, shopping centers, warehouses, airport terminals, health and educational facilities, stadiums and arenas, and government buildings. Services provided include floor cleaning and finishing, window washing, furniture polishing, carpet cleaning and dusting, as well as other building cleaning services. The Company’s Janitorial subsidiaries maintain 111 offices and operate in 48 states, the District of Columbia and one Canadian province. These subsidiaries operate under thousands of individually negotiated building maintenance contracts, nearly all of which are obtained by competitive bidding. The Company’s Janitorial contracts are either fixed price agreements or “cost-plus” (i.e., the customer agrees to reimburse the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage). Generally, profit margins on contracts tend to be inversely proportional to the size of the contract. In addition to services defined within the scope of the contract, the Company also generates sales from extra services (or “tags”), such as additional cleaning requirements, with extra services frequently providing higher margins. The majority of Janitorial contracts are for one- to three-year periods, but are subject to termination by either party after 30 to 90 days’ written notice and contain automatic renewal clauses.

■ Parking. The Company provides parking services through a number of subsidiaries primarily operating under the names “Ampco System Parking,” “Ampco System Airport Parking” and “Ampco Express Airport Parking.” The Company’s Parking subsidiaries maintain 27 offices and operate in 28 states. The Company operates approximately 1,600 parking lots and garages, including, but not limited to, the following airports: Austin, Texas; Buffalo, New York; Denver, Colorado; Honolulu, Hawaii; Minneapolis/St. Paul, Minnesota; Omaha, Nebraska; Orlando, Florida; San Jose, California. The Company also operates off-airport parking facilities in Philadelphia, Pennsylvania; Houston, Texas; and San Diego, California, and operates 17 parking shuttle bus service contracts. Approximately 42% of the parking lots and garages are leased and 58% are operated through management contracts for third parties, nearly all of which are obtained by competitive bidding. The Company operated over 770,000 parking spaces as of October 31, 2006. Under leased lot arrangements, the Company leases the parking lot from the owner and is responsible for all expenses incurred, retains all revenues from monthly and transient parkers and pays rent to the owner per the terms and conditions of the lease. The lease terms generally range from one to 20 years and provide for payment of a fixed amount of rent, plus a percentage of revenue. The leases usually contain renewal options and may be terminated by the customer for various reasons including development of the real estate. Leases which expire may continue on a month-to-month basis. Under the management contracts, the Company manages the parking lot for the owner in exchange for a management fee, which could be a fixed fee, a performance-based fee such as a percentage of gross or net revenues, or a combination of both. Management contract terms are generally from one to three years, and often can be terminated without cause by the customer upon 30 days’ notice and may also contain renewal clauses. The revenue and expenses are passed through by the Company to the owner under the terms and conditions of the management contracts. More than half of the Company’s Parking revenues come from reimbursements of expenses.

■ Security. The Company provides security services through a number of subsidiaries, primarily operating under the names “American Commercial Security Services,” “ACSS,” “ABM Security Services,” “SSA Security, Inc.,” “Security Services of America,” “Silverhawk Security Specialists” and “Elite Protection Services.” The Company provides security officers; investigative services; electronic monitoring of fire, life safety systems and access control devices; and security consulting services to a wide range of businesses. The Company’s Security subsidiaries maintain 61 offices and operate in 34 states and the District of Columbia. Sales are generally based on actual hours of service at contractually specified rates. The majority of Security contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice and contain automatic renewal clauses. Nearly all Security contracts are obtained by competitive bidding.

■ Engineering. The Company provides engineering services through a number of subsidiaries, primarily operating under the name “ABM Engineering Services.” The Company provides facilities with on-site engineers to operate and maintain mechanical, electrical and plumbing systems utilizing in part computerized maintenance management systems. These services are designed to maintain equipment at optimal efficiency for customers such as high-rise office buildings, schools, computer centers, shopping malls, manufacturing facilities, museums and universities. The Company’s Engineering subsidiaries maintain 16 branches and operate in 40 states and the District of Columbia. The majority of Engineering contracts contain clauses under which the customer agrees to reimburse the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage. Additionally, the majority of Engineering contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice and may contain renewal clauses. Nearly all Engineering contracts are obtained by competitive bidding. ABM Engineering Services Company, a wholly owned subsidiary, has maintained ISO 9000 Certification since 1999, the only national engineering services provider of on-site operating engineers to earn this prestigious designation. ISO is a quality standard comprised of a rigorous set of guidelines and good business practices against which companies are evaluated through a comprehensive independent audit process.

The Company’s Engineering segment also provides facility services through a number of subsidiaries, primarily operating under the name “ABM Facility Services.” The Company provides customers with streamlined, centralized control and coordination of multiple facility service needs. This process is consistent with the greater competitive demands on corporate organizations to become more efficient in the business market today. By leveraging the core competencies of the Company’s other service offerings, the Company attempts to reduce overhead (such as redundant personnel) for its customers by providing multiple services under a single contract, with one contact and one invoice. Its National Service Call Center provides centralized dispatching, emergency services, accounting and related reports to financial institutions, high-tech companies and other customers regardless of industry or size.

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

Additional information relating to the Company’s industry segments appears in Note 18 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

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

The Company has a broad customer base, including, but not limited to, commercial office buildings, industrial plants, financial institutions, retail stores, shopping centers, warehouses, airports, health and educational facilities, stadiums and arenas, and government buildings. No customer accounted for more than 5% of its revenues during the fiscal year ended October 31, 2006.

Employees

The Company employs approximately 75,000 persons, of whom the vast majority are service employees who perform janitorial, parking, security, engineering and lighting services. Approximately 29,000 of these employees are covered under collective bargaining agreements at the local level. There are about 4,000 employees with executive, managerial, supervisory, administrative, professional, sales, marketing or clerical responsibilities, or other office assignments.

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

Executive Officers of the Registrant

The executive officers of ABM as of December 22, 2006 were as follows:

		Principal Occupations and Business Experience
Name	Age	During Past Five Years

Henrik C. Slipsager	51	President & Chief Executive Officer and a Director of ABM since November 2000.
James P. McClure	49	Executive Vice President of ABM since September 2002; President of ABM Janitorial Services since November 2000.
George B. Sundby	55	Executive Vice President of ABM since March 2004; Chief Financial Officer of ABM since June 2001; Senior Vice President of ABM from June 2001 to March 2004; Senior Vice President & Chief Financial Officer of Transamerica Finance Corporation from September 1999 to March 2001.
Steven M. Zaccagnini	45	Executive Vice President of ABM since December 2005; Senior Vice President of ABM from September 2002 to December 2005; President of ABM Facility Services since April 2002; President of Amtech Lighting Services since November 2005; President of CommAir Mechanical Services from September 2002 to May 2005; Senior Vice President of Jones Lang LaSalle from April 1995 to February 2002.
Erin M. Andre	47	Senior Vice President of ABM since August 2005; Vice President, Human Resources of National Energy and Gas Transmission, Inc. from April 2000 to May 2005.
Linda S. Auwers	59	Senior Vice President, General Counsel & Secretary of ABM since May 2003; Vice President, Deputy General Counsel & Secretary of Compaq Computer Corporation from May 2001 to May 2002.
David L. Farwell	45	Senior Vice President & Chief of Staff of ABM since September 2005; Treasurer of ABM since August 2002; Vice President of ABM from August 2002 to September 2005; Treasurer of JDS Uniphase Corporation from December 1999 to April 2002.
Gary R. Wallace	56	Senior Vice President of ABM, Director of Business Development & Chief Marketing Officer since November 2000.
Maria De Martini	47	Vice President, Controller & Chief Accounting Officer of ABM since July 2001; Controller of Vectiv Corporation from March 2001 to June 2001.

ITEM 1A.	RISK FACTORS

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

A change in the frequency or severity of claims against the Company, a deterioration in claims management, the cancellation or non-renewal of the Company’s primary insurance policies, or a change in our customer’s insurance needs could adversely affect the Company’s results.  Many customers, particularly institutional owners and large property management companies, prefer to do business with contractors, such as the Company, with significant financial resources, who can provide substantial insurance coverage. In fact, historically many of our clients have chosen to obtain insurance coverage for their risks associated with our services, by being named as additional insureds under our master liability insurance policies. In addition, pursuant to our management and service contracts, we charge certain clients an allocated portion of our insurance-related costs, including workers’ compensation insurance, at rates that, because of the scale of our operations and claims experience, we believe are competitive. A material change in insurance costs due to a change in the number of claims, claims costs or premiums paid by us could have a material effect on our operating income. While the Company attempts to establish adequate self-insurance reserves using actuarial studies, unanticipated increases in the frequency or severity of claims against the Company would have an adverse financial impact. Also, where the Company self-insures, a deterioration in claims management, whether by the Company or by a third party claims administrator, could lead to delays in settling claims thereby increasing claim costs, particularly in the workers’ compensation area. In addition, catastrophic uninsured claims against the Company or the inability or refusal of the Company’s insurance carriers to pay otherwise insured claims would have a material adverse financial impact on the Company. Furthermore, should the Company be unable to renew its umbrella and other commercial insurance policies at competitive rates or should our customers choose not to have the Company obtain insurance, it would have an adverse impact on the Company’s business.

A change in actuarial analysis could affect the Company’s results.  The Company uses an independent actuary to evaluate estimated claim costs and liabilities no less frequently than annually to ensure that its self-insurance reserves are appropriate. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse developments (e.g., changes in regulatory requirements and changes in reserving methodology). Actuaries may vary in the manner in which they derive their estimates and these differences could lead to variations in actuarial estimates that cause changes in the Company’s insurance reserves not related to changes in its claims experience. Changes in insurance reserves as a result of an actuarial review can cause swings in operating results that are unrelated to the Company’s ongoing business. In addition, because of the time required for the actuarial analysis, the Company may not learn of a deterioration in claims, particularly claims administered by a third party, until additional costs have been incurred or are projected. Because the Company bases its pricing in part on its estimated insurance costs, the Company’s prices could be higher or lower than they otherwise might be if better information were available resulting in a competitive disadvantage in the former case and reduced margins or unprofitable contracts in the latter.

The Company’s technology environment may be inadequate to support growth.  Although the

Company employs a centralized accounting system, the Company relies on a number of legacy information technology systems, particularly its payroll system, as well as manual processes, to conduct its operations. These systems and processes may be unable to provide adequate support for the business and create additional reliance upon manual rather than system controls, particularly as the Company expands. This could result, for instance, in delays in meeting payroll obligations, in difficulty calculating and tracking appropriate governmental withholding and other payroll regulatory obligations, and in higher internal and external expenses to work around these systems. Additionally, the current technology environment may be unable to support the integration of acquired businesses and anticipated internal growth. Effective October 2006, the Company entered into an outsourcing agreement with IBM to provide information technology services. With IBM’s support, the Company expects to implement a new payroll system in 2008. The project approach, scope, cost and schedule are currently being developed. The Company may also upgrade its accounting system, which would include the consolidation of multiple databases, the potential replacement of custom systems and business process redesign to facilitate the implementation of shared-service functions across the Company. If it decides to do so, software version incompatibility may require concurrent rather than sequential projects to achieve the required integration between the two systems or entail additional costs associated with consecutive implementation of the new payroll system and an accounting system upgrade. Additionally, a data warehouse/analytics solution will be necessary to address historic data and reporting requirements for payroll and accounting. Supporting multiple concurrent projects may result in resource constraints and the inability to complete projects on schedule. The Company may also experience problems in transitioning to the new systems and/or additional expenditures may be required. For the first six months of that contract, IBM is providing support in the current technology environment and will assist the Company in selecting new technology or upgrading current technology. While the Company believes that IBM’s experience and expertise will lead to improvements in its technology environment, the risks associated with outsourcing include the dependence upon a third party for essential aspects of the Company’s business and risks to the security and integrity of the Company’s data in the hands of third parties. The Company may also have potentially less control over costs associated with necessary systems when they are supported by a third party, as well as potentially less responsiveness from vendors than employees.

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

The Company could experience labor disputes that could lead to loss of sales or expense variations.  At October 31, 2006, approximately 39% of the Company’s employees were subject to various local collective bargaining agreements. Some collective bargaining agreements will expire or become subject to renegotiation during fiscal year 2007. In addition, the Company may face union organizing drives. When one or more of the Company’s major collective bargaining agreements becomes subject to renegotiation or when the Company faces union organizing drives, the Company and the union may disagree on important issues which, in turn, could lead to a strike, work slowdown or other job actions at one or more of the Company’s locations. A strike, work slowdown or other job action could in some cases disrupt the Company from providing its services, resulting in reduced revenue. If declines in customer service occur or if the Company’s customers are targeted for sympathy strikes by other unionized workers during union organizing drives, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could be a substantial increase in labor and benefits expenses that the Company could be unable to pass through to its customers for some period of time, if at all.

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

The financial difficulties or bankruptcy of one or more of the Company’s major customers could adversely affect results.  The Company’s ability to collect its accounts receivable and future sales depend, in part, on the financial strength of its customers. The Company estimates an allowance for accounts it does not consider collectible and this allowance adversely impacts profitability. In the event customers experience financial difficulty, and particularly if bankruptcy results, profitability is further impacted by the Company’s failure to collect accounts receivable in excess of the estimated allowance. Additionally, the Company’s future sales would be reduced by the loss of these customers.

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

The Company is subject to intense competition that can constrain its ability to gain business and its profitability.  The Company believes that each aspect of its business is highly competitive, and that such competition is based primarily on price and quality of service. The Company provides nearly all its services under contracts originally obtained through competitive bidding. The low cost of entry to the facility services business has led to strongly competitive markets consisting primarily of regional and local owner-operated companies, with particularly intense competition in the janitorial business in the Southeast and South Central regions of the United States. The Company also competes with the operating divisions of a few large, diversified facility services and manufacturing companies on a national basis. Indirectly, the Company competes with building owners and tenants that can perform internally one or more of the services provided by the Company. These building owners and tenants might have a competitive advantage in locations where the Company’s services are subject to sales tax and internal operations are not. Furthermore, competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could inhibit the Company’s success in bidding for profitable business and its ability to increase prices even as costs rise, thereby reducing margins. Further, if the Company’s sales decline, the Company may not be able to reduce its expenses correspondingly.

An increase in costs that the Company cannot pass on to customers could affect profitability.  The Company negotiates many contracts under which its customers agree to pay certain costs at rates set by the Company, particularly workers’ compensation and other insurance coverage where the Company self insures much of its risk. If the Company’s actual costs exceed the rates set by the Company, then the Company’s profitability may decline unless it can negotiate increases in these rates. In addition, if the Company’s costs, particularly workers’ compensation and other insurance costs, exceed those of its competitors, the Company may lose business unless it establishes rates that do not fully cover its costs.

Natural disasters or acts of terrorism could disrupt the Company in providing services.  Storms, earthquakes, or other natural disasters or acts of terrorism may result in reduced sales or property damage. Disasters may also cause economic dislocations throughout the country. In addition, natural disasters or acts of terrorism may increase the volatility of the Company’s results, either due to increased costs caused by the disaster with partial or no corresponding compensation from customers, or, alternatively, increased sales and profitability related to tag jobs, special projects and other higher margin work necessitated by the disaster. In addition, a significant portion of the Company’s Parking sales is tied to the numbers of airline passengers and hotel guests and Parking results could be adversely affected if people curtail business and personal travel.

The Company incurs significant accounting and other control costs that reduce its profitability.  As a publicly traded corporation, the Company incurs certain costs to comply with regulatory requirements. The process of complying with the internal control over financial reporting certification requirement of Section 404 of the Sarbanes-Oxley Act of 2002 was more costly than anticipated, requiring additional personnel and outside advisory services, as well as additional accounting and legal expenses. If regulatory requirements were to become more stringent or if controls thought to be effective later fail, the Company may be forced to make additional expenditures, the amounts of which could be material.

Most of the Company’s competitors are privately owned so these costs can be a competitive disadvantage for the Company. Should the Company’s sales decline or if the Company is unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, its costs associated with regulatory compliance will rise as a percentage of sales.

Other issues and uncertainties may include:

•	New accounting pronouncements or changes in accounting policies;

•	Labor shortages that adversely affect the Company’s ability to employ entry level personnel;

•	Legislation or other governmental action that detrimentally impacts the Company’s expenses or reduces sales by adversely affecting the Company’s customers;

•	Unanticipated adverse jury determinations, judicial rulings or other developments in litigation to which the Company is subject;

•	A reduction or revocation of the Company’s line of credit that could increase interest expense and the cost of capital;

•	Low levels of capital investments by customers, which tend to be cyclical in nature, could adversely impact the results of the Company’s Lighting segment; and

•	The resignation, termination, death or disability of one or more of the Company’s key executives that adversely affects customer retention or day-to-day management of the Company.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company has corporate, subsidiary, regional, branch or district offices in over 240 locations throughout the United States and in British Columbia, Canada. Twelve of these facilities are owned by the Company. At October 31, 2006, the real estate owned by the Company had an aggregate net book value of $2.3 million and was located in: Phoenix, Arizona; Jacksonville and Tampa, Florida; Portland, Oregon; Houston and San Antonio, Texas; and Kennewick, Seattle, Spokane and Tacoma, Washington.

Rental payments under long and short-term lease agreements amounted to $95.9 million for the fiscal year ended October 31, 2006. Of this amount, $62.5 million in rental expense was attributable to public parking lots and garages leased and operated by Parking. The remaining expense was for the rental or lease of office space, computers, operating equipment and motor vehicles.

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

The Company is a defendant in the following purported class action suits related to alleged violations of federal or California wage-and-hour laws: (1) The consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (“ACSS”) filed July 12, 2005, in the Superior Court of California, Los Angeles County (“L.A. Superior Ct.”); (2) Augustus and Hernandez v. ACSS filed on February 23, 2006, in L.A. Superior Ct.; (3) Bucio, Morales and Salcedo v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco; (4) the recently consolidated cases of Batiz v. ACSS and Heine v. ACSS, filed on June 7, 2006 and August 9, 2006, respectively, in the U.S. District Court of California, Central District; (5) Martinez, Lopez, Rodriguez and Godoy v. ABM Janitorial Services filed on November 28, 2006 in L.A. Superior Ct and (6) Joaquin Diaz v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Ct. The named plaintiffs in these lawsuits are current or former employees of ABM subsidiaries who allege, among other things, that they were required to work “off the clock,” were not paid for all overtime and were not provided work breaks or other benefits. The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both. The Company believes it has meritorious defenses to these claims and that class certification is unlikely, and intends to continue to vigorously defend itself. Given the nature and preliminary status of these wage-and-hour claims, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.

In September, 2006, the Company received $80.0 million in settlement of its previously reported litigation against its business interruption carrier, Zurich Insurance Company (“Zurich”), for losses related to the destruction of the World Trade Center complex in New York, which was the Company’s largest single job-site at the time of its destruction on September 11, 2001.

The Company uses an independent actuary to evaluate the Company’s estimated claim costs and liabilities no less frequently than annually. The 2004 actuarial report completed in November 2004 indicated that there were adverse developments in the Company’s insurance reserves primarily related to workers’ compensation claims in the State of California during the four-year period ended October 31, 2003, for which the Company recorded a charge of $17.2 million in the fourth quarter of 2004. The Company believes a substantial portion of the $17.2 million, as well as other costs incurred by the Company in its insurance claims was related to poor claims management by a third party administrator that no longer performs these services for the Company. In addition, the Company believes that poor claims administration in certain other states, particularly New York, led to higher costs for the Company. The Company has filed a claim against its former third party administrator for its damages related to claims mismanagement. The Company is actively pursuing this claim, which is subject to arbitration in accordance with the rules of the American Arbitration Association. The three-person arbitration panel has been designated and discovery is underway, including examination of a sample of claims by insurance experts.

In August 2005, ABM filed an action for declaratory relief, breach of contract and breach of the implied covenant of good faith and fair dealing in U.S. District Court in The Northern District of California against its insurance carriers, Zurich American Insurance Company (“Zurich American”) and National Union Fire Insurance Company relating to the carriers’ failure to provide coverage for ABM and one of its Parking subsidiaries. In September 2006, the Company settled its claims against Zurich American for $400,000. Zurich American had provided $850,000 in coverage. In September 2006, the Company lost a motion for summary adjudication filed by National Union on the issue of the duty to defend. The Company is appealing that ruling. ABM’s claim includes “bad faith” allegations based upon the settlement of the underlying litigation with IAH-JFK Airport Parking Co., LLC in early 2006. ABM seeks to recover legal fees and $5.3 million in settlement costs in the underlying litigation.

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

Market Information and Dividends

ABM’s common stock is listed on the New York Stock Exchange. The following table sets forth the high and low intra-day prices of ABM’s common stock on the New York Stock Exchange and quarterly cash dividends declared on common shares for the periods indicated:

	Fiscal Quarter
	First	Second	Third	Fourth	Year

Fiscal Year 2006
Price range of common stock:
High	$21.89	$19.40	$18.22	$20.00	$21.89
Low	$18.93	$16.35	$16.20	$16.11	$16.11
Dividends declared per share	$0.11	$0.11	$0.11	$0.11	$0.44
Fiscal Year 2005
Price range of common stock:
High	$22.49	$20.18	$20.27	$21.43	$22.49
Low	$17.83	$17.99	$18.08	$18.76	$17.83
Dividends declared per share	$0.105	$0.105	$0.105	$0.105	$0.42

To the Company’s knowledge, there are no current factors that are likely to materially limit the Company’s ability to pay comparable dividends for the foreseeable future.

Stockholders

At November 30, 2006, there were 3,669 registered holders of ABM’s common stock.

Issuer Purchases of Equity Securities

(d) Maximum number (or
			(c) Number of shares	approximate dollar value) of
	(a) Total number of	(b) Average price	(or units) purchased as	shares (or units) that may yet
	shares (or units)	paid per share	part of publicly announced	be purchased under the
Period	purchased	(or unit)	plans or programs	plans or programs (1)

8/1/2006-8/31/2006	—	—	—	1,200,000 shares

9/1/2006-9/30/2006	—	—	—	1,200,000 shares

10/1/2006-10/31/2006	628,500 shares	$19.12	628,500 shares	—

Total	628,500 shares	$19.12	628,500 shares	—

(1) On March 29, 2006, ABM’s Board of Directors authorized the purchase of up to 2,000,000 shares of ABM’s outstanding common stock at any time through October 31, 2006. The authorization expired with 571,500 shares remaining.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company’s consolidated financial statements for each of the years in the five-year period ended October 31, 2006. It should be read in conjunction with the consolidated financial statements and the notes thereto, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), which are included elsewhere in this Annual Report on Form 10-K.

Years Ended October 31,	2006	2005	2004	2003	2002
(in thousands, except per share data and ratios)

Operations
Revenues
Sales and other income	$2,712,668	$2,586,566	$2,375,149	$2,222,367	$2,021,698
Gain on insurance claim (1)	80,000	1,195	—	—	10,025

	2,792,668	2,587,761	2,375,149	2,222,367	2,031,723

Expenses
Operating expenses and cost of goods sold (2)	2,421,552	2,312,687	2,157,637	2,007,740	1,822,802
Selling, general and administrative (3)(4)	207,116	204,131	166,981	159,949	145,772
Intangible amortization	5,764	5,673	4,519	2,044	1,085
Interest	495	884	1,016	758	1,052

	2,634,927	2,523,375	2,330,153	2,170,491	1,970,711

Income from continuing operations before income taxes	157,741	64,386	44,996	51,876	61,012
Income taxes	64,536	20,832	15,352	17,278	19,523

Income from continuing operations	93,205	43,554	29,644	34,598	41,489
Income from discontinued operations, net of income taxes	—	166	829	3,586	2,865
Gain on sale of discontinued operations, net of income taxes	—	14,221	—	52,736	—

Net income	$93,205	$57,941	$30,473	$90,920	$44,354

Net income per common share — Basic
Income from continuing operations	$1.90	$0.88	$0.61	$0.71	$0.84
Income from discontinued operations	—	—	0.02	0.07	0.06
Gain on sale of discontinued operations	—	0.29	—	1.07	—

	$1.90	$1.17	$0.63	$1.85	$0.90

Net income per common share — Diluted
Income from continuing operations	$1.88	$0.86	$0.59	$0.69	$0.81
Income from discontinued operations	—	—	0.02	0.07	0.06
Gain on sale of discontinued operations	—	0.29	—	1.06	—

	$1.88	$1.15	$0.61	$1.82	$0.87

Average common and common equivalent shares
Basic	49,054	49,332	48,641	49,065	49,116
Diluted	49,678	50,367	50,064	50,004	51,015

FINANCIAL STATISTICS
Dividends declared per common share	$0.44	$0.42	$0.40	$0.38	$0.36
Stockholders’ equity	$541,247	$475,926	$442,161	$430,022	$372,194
Common shares outstanding	48,635	49,051	48,707	48,367	48,997
Stockholders’ equity per common share (5)	$11.13	$9.70	$9.08	$8.89	$7.60
Working capital	$312,456	$246,379	$230,698	$244,671	$214,876
Net operating cash flows from continuing operations	$130,367	$44,799	$64,412	$50,746	$95,583
Current ratio	1.98	1.90	$1.91	$1.95	$1.94
Total assets	$1,016,274	$903,710	$842,524	$804,306	$712,550
Assets held for sale	$—	$—	$14,441	$12,028	$46,011
Trade accounts receivable — net	$383,977	$345,104	$307,237	$278,330	$285,827
Goodwill	$247,888	$243,559	$225,495	$186,857	$162,057
Other intangibles — net	$23,881	$24,463	$22,290	$15,849	$4,059
Property, plant and equipment — net	$32,185	$34,270	$31,191	$31,738	$35,533
Capital expenditures	$14,065	$17,738	$11,460	$11,535	$7,212
Depreciation	$14,981	$13,918	$13,024	$13,673	$13,674

(1) The World Trade Center formerly represented the Company’s largest job-site; its destruction on September 11, 2001 has directly and indirectly impacted subsequent Company results. Amounts for 2006, 2005 and 2002 consist of gains in connection with World Trade Center insurance claims.

(2) Operating expenses for 2006 and 2005 included benefits of $14.1 million and $8.2 million, respectively, from the reduction of the Company’s self-insurance reserves. Operating expenses for 2004 included a $17.2 million insurance charge resulting from adverse developments in the Company’s California worker’s compensation claims. See Note 2 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

(3) Selling, general and administrative expenses included losses related to three major lawsuits against the Company totaling $12.8 million in 2005. There were no significant litigation losses in the other years presented. In addition, Selling, general and administrative expenses for 2006 included $3.3 million of incremental costs associated with outsourcing the management of the Company’s information technology infrastructure and support services. No other year presented included a similar charge.

(4) Due to the Company’s adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment’’ effective November 1, 2005, which required the recognition of compensation expense associated with stock awards, selling, general and administrative expenses in 2006 included share-based compensation expense of $3.2 million. No other years presented included share-based compensation expense except for $42,000 of compensation expense recorded in 2005 due to the accelerated vesting of options in connection with an employee termination.

(5) Stockholders’ equity per common share is calculated by dividing stockholders’ equity at the end of the fiscal year by the number of shares of common stock outstanding at that date. This calculation may not be comparable to similarly titled measures reported by other companies.

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

Overview

ABM Industries Incorporated (“ABM”) and its subsidiaries (the “Company”) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada. The largest segment of the Company’s business is Janitorial which generated over 57% of the Company’s sales and other income (hereinafter called “Sales”) and over 69% of its operating profit before corporate expenses for 2006. The Company also previously provided mechanical and elevator services. (See “Divestitures and Results from Discontinued Operations.”)

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

The Company’s growth in Sales in 2006 from 2005 is significantly attributable to internal growth. Internal growth in Sales represents not only Sales from new customers, but also expanded services or increases in the scope of work for existing customers. In the long run, achieving the desired levels of Sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately owned companies that typically have the lower cost advantage. The Company’s most recent acquisitions also contributed to the growth in sales in 2006. These acquisitions are described in Note 12 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

In the short-term, management is focused on pursuing new business and integrating its most recent acquisitions. In the long-term, management continues to focus the Company’s financial and management resources on those businesses it can grow to be a leading national service provider.

Liquidity and Capital Resources

	October 31,
(In thousands)	2006	2005	Change

Cash and cash equivalents	$134,001	$56,793	$77,208
Working capital	$312,456	$246,379	$66,077

	Years ended October 31,			Years ended October 31,
(In thousands)	2006	2005	Change	2005	2004	Change

Cash provided by operating activities from continuing operations	$130,367	$44,799	$85,568	$44,799	$64,412	$(19,613)
Cash used in investing activities	$(21,814)	$(13,102)	$(8,712)	$(13,102)	$(60,753)	$47,651
Cash used in financing activities	$(31,345)	$(30,925)	$(420)	$(30,925)	$(20,515)	$(10,410)

Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of October 31, 2006 and 2005, the Company’s cash and cash equivalents totaled $134.0 million and $56.8 million, respectively. Net cash provided by continuing operations contributed $130.4 million in 2006 and cash from common stock issuances contributed an additional $16.2 million. As described under “Insurance Claims Related to the Destruction of the World Trade Center (“WTC”) in New York on September 11, 2001” below, the Company received $80.0 million in cash during the fourth quarter of 2006 from the settlement of the WTC insurance claims, which is included in cash provided by operations. Cash used in investing and financing activities partially offset these amounts with $21.6 million used for dividend payments, $26.0 million used to purchase shares of ABM common stock, $14.1 million used for additions to property, plant, and equipment, and $10.0 million used for acquisitions, including $5.4 million of initial payments for the purchase of operations of Brandywine Building Services, Inc. (“Brandywine”) acquired on November 1, 2005, Fargo Security, Inc. (“Fargo”) acquired on November 27, 2005 and Protector Security Services (“Protector”) acquired on December 11, 2005.

Working Capital.  Working capital increased by $66.1 million to $312.5 million at October 31, 2006 from $246.4 million at October 31, 2005, which is primarily due to the income generated during 2006, including the $45.1 million after-tax gain on the WTC insurance claim, although the cash used in investing and financing activities partially offset the impact. Trade accounts receivable is the largest component of working capital and totaled $384.0 million at October 31, 2006 compared to $345.1 million at October 31, 2005. These amounts were net of allowances for doubtful accounts and sales totaling $8.0 million and $7.9 million at October 31, 2006 and 2005, respectively. At October 31, 2006, accounts receivable that were over 90 days past due had increased by $5.6 million to $32.8 million (8.4% of the total outstanding) from $27.2 million (7.7% of the total outstanding) at October 31, 2005 as a result of a slow down of customer payments.

Cash Flows from Operating Activities.  Continuing operations provided net cash of $130.4 million, $44.8 million and $64.4 million in 2006, 2005 and 2004, respectively. Cash flows from continuing operations increased in 2006 from 2005 primarily due to the $80.0 million received in settlement of WTC insurance claims, although payments in 2006 of litigation settlements that were pending at October 31, 2005 reduced cash flow from continuing operations. Cash flows from operating activities were also affected by the timing of other recurring payments. Cash from continuing operations decreased in 2005 from 2004 primarily due to higher tax payments made in 2005 compared to 2004. In addition, cash flows from operating activities for 2005 included a $5.0 million litigation loss and increased deferred cost on projects not completed at the end of the year at Lighting. These increases were offset in part by $4.4 million in proceeds from the sale of a leasehold interest for an off-airport parking facility.

Cash Flows from Investing Activities.  Net cash used in investing activities in 2006, 2005 and 2004 was $21.8 million, $13.1 million and $60.8 million, respectively. In 2005, the Company received $32.3 million from the sales of the operating assets of the Mechanical segment (see “Results from Discontinued Operations”). The Company used $16.9 million less cash to purchase businesses in 2006 compared to 2005, and $3.7 million less cash to purchase property, plant, and equipment. The decrease in net cash used in investing activities in 2005 compared to 2004 was primarily due to the $32.3 million from the Mechanical sale in 2005 and the $27.3 million decrease in the cash used in the purchase of businesses in 2005 compared to 2004, although additions to property, plant and equipment (mostly communication and information technologies) were $6.3 million higher in 2005 than in 2004.

Cash Flows from Financing Activities.  Net cash used in financing activities was $31.3 million, $30.9 million, $20.5 million in 2006, 2005 and 2004, respectively. In 2006 compared to 2005, the Company purchased $5.4 million less ABM common stock although it issued $4.9 million less ABM common stock through the Company’s stock option and employee stock purchase plans. The Company purchased $20.2 million more ABM common stock in 2005 compared to 2004, although it also issued $11.1 million more ABM common stock under the Company’s stock option and employee stock purchase plans.

Line of Credit.  In May 2005, ABM entered into a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (“IBOR”) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.125%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of October 31, 2006 and 2005, the total outstanding amounts under the facility were $98.7 million and $84.4 million, respectively, in the form of standby letters of credit.

The facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also requires that the Company satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after May 25, 2005 (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM after May 25, 2005 by reason of the issuance and sale of capital stock or other equity interests of ABM, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to the Company’s employee stock purchase plans, employee stock option plans and similar programs. At October 31, 2006, the Company was in compliance with all covenants.

Cash Requirements

The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment. As of October 31, 2006, future contractual payments were as follows:

(in thousands)	Payments Due By Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Operating leases	$129,781	$34,168	$44,283	$23,525	$27,805

Additionally, the Company has the following commercial commitments and other long-term liabilities:

(in thousands)	Amounts of Commitment Expiration Per Period

Commercial Commitments	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Standby letters of credit	$98,725	$98,725	$—	$—	$—
Surety bonds	54,462	52,504	1,948	10	—

Total	$153,187	$151,229	$1,948	$10	$—

(in thousands)	Payments Due By Period

Other Long-Term Liabilities	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Unfunded employee benefit plans	$32,575	$2,791	$3,986	$4,141	$21,657

The Company uses surety bonds, principally performance and payment bonds, to guarantee performance under various customer contracts in the normal course of business. These bonds typically remain in force for one to five years and may include optional renewal periods. At October 31, 2006, outstanding surety bonds totaled approximately $54.5 million. The Company does not believe these bonds will be required to be drawn upon.

The Company has three unfunded defined benefit plans, an unfunded post-retirement benefit plan and an unfunded deferred compensation plan that are described in Note 6 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. At October 31, 2006, the liability reflected on the Company’s consolidated balance sheet for these five plans totaled $22.3 million, with the amount expected to be paid over the next 20 years estimated at $32.6 million. With the exception of the deferred compensation plan, the liability for which is reflected on the Company’s consolidated balance sheet at the amount of compensation deferred plus accrued interest, the plan liabilities at that date assume future annual compensation increases of 3.50% (for those plans affected by compensation changes) and have been discounted at 5.75%, a rate based on Moody’s Investor Services AA-rated long-term corporate bonds (i.e., 20 years). Because the deferred compensation plan liability reflects the actual obligation of the Company and the post-retirement benefit plan and the three defined benefit plans have been frozen, variations in assumptions would be unlikely to have a material effect on the Company’s financial condition and operating performance. The Company expects to fund payments required under the plans from operating cash as payments are due to participants.

Not included in the unfunded employee benefit plans in the table above are union-sponsored multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions paid for these plans were $34.5 million, $34.4 million and $33.5 million in 2006, 2005 and 2004, respectively.

The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million per occurrence (inclusive of legal fees) to $1.0 million per occurrence (exclusive of legal fees) except for California workers’ compensation insurance which increased to $2.0 million per occurrence from April 14, 2003 to April 14, 2005, when it returned to $1.0 million per occurrence, plus an additional $1.0 million annually in the aggregate. The estimated liability for claims incurred but unpaid at October 31, 2006 and 2005 was $195.2 million and $198.6 million, respectively. The Company retains an outside actuary to provide an actuarial estimate of its insurance reserves no less frequently than annually.

The self-insurance claims paid in 2006, 2005 and 2004 were $57.4 million, $55.2 million and $60.7 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances.

On September 29, 2006, the Company entered into a Master Professional Services Agreement (the “Services Agreement”) with International Business Machines Corporation (“IBM”) that became effective October 1, 2006, pursuant to which IBM will provide to the Company substantially all of the information technology infrastructure and services provided in 2006 by in-house equipment and personnel. By transferring these functions to IBM, the Company expects to reduce the risks associated with performing these information technology functions in-house and upgrade the information technology infrastructure to support growth and strategic business initiatives.

The services that IBM will provide include data center, server, network and workstation operations, as well as help desk, applications management and support, and disaster recovery services. The base fee for these services is approximately $117 million over the initial term of 7 years and 3 months. ABM and IBM may expand the services covered by the Service Agreement at rates set forth in the Services Agreement, or later agreed to by the parties, which would increase costs. As of October 31, 2006, future contractual payments were as follows:

(in thousands)	Payments Due By Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

IBM Agreement	$112,896	$22,511	$32,017	$28,883	$29,485

The Company expects to pay approximately $35 million in taxes in the first quarter of fiscal 2007 related to the $80.0 million gain on the WTC insurance claim described below.

The Company also completed its evaluation of its legacy payroll system and expects to implement in 2008 a new payroll system, which will include payroll, human resources, and benefits applications. The Company expects to spend approximately $10 million during fiscal 2007 and the first quarter of fiscal 2008 on planning and implementation costs. The project commenced in the fourth quarter of fiscal 2006.

The Company believes that the current cash and cash equivalents, cash generated from operations and the line of credit will be sufficient to meet the Company’s cash requirements for the long term including cash required for acquisitions.

Insurance Claims Related to the Destruction of the World Trade Center in New York City on September 11, 2001

The Company had commercial insurance policies covering business interruption, property damage and other losses related to the World Trade Center complex in New York, which was the Company’s largest single job-site at the time of its destruction on September 11, 2001 with annual Sales of approximately $75.0 million. The Company had been engaged in protracted litigation with Zurich Insurance Company (“Zurich”), its business interruption insurance carrier, to recover its losses of business profits. This litigation was settled on August 15, 2006 for $80.0 million and the proceeds were received in September 2006. Under Emerging Issues Task Force (“EITF”) Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” the Company recognized the $80.0 million settlement into income from continuing operations in the fourth quarter of 2006. Including the $80.0 million, the Company received from Zurich $95.2 million in accumulated payments for its commercial insurance policy covering business interruption, property damage, and other losses related to the World Trade Center complex and no additional claims remain pending.

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

Off-Balance Sheet Arrangements

The Company is party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. Primarily, these agreements are standard indemnification arrangements in its ordinary course of business. Pursuant to these arrangements, the Company may agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally its customers, in connection with any claims arising out of the services that the Company provides. The Company also incurs costs to defend lawsuits or settle claims related to these indemnification arrangements and in most cases these costs are paid from its insurance program. The term of these indemnification arrangements is generally perpetual. Although the Company attempts to place limits on this indemnification reasonably related to the size of the contract, the maximum obligation may not be explicitly stated and, as a result, the maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable.

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

Acquisitions

The operating results of businesses acquired during the periods presented have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the three years ended October 31, 2006 are discussed in Note 12 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” and contributed approximately $235.4 million (8.7%) to 2006 Sales.

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

On July 31, 2005, the Company sold the remaining operating assets of Mechanical, consisting of its water treatment business, to San Joaquin Chemicals, Incorporated for $0.5 million, of which $0.25 million was paid in cash and $0.25 million in the form of a note, which was paid in October 2005. The operating assets sold included customer contracts and inventories. The Company realized a pre-tax gain of $0.3 million ($0.2 million after tax) on the sale of these assets in 2005.

On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator Services, Inc., which represented the Company’s Elevator segment, to Otis Elevator Company. In June 2005, the Company settled litigation that arose from and was directly related to the operations of Elevator prior to its disposal. An estimated liability of $0.5 million for several Elevator commercial litigation matters had been recorded on the date of disposal. The settlement was less than the estimated liability by $0.2 million, pre-tax. This difference was recorded as income from discontinued operations in 2005. In addition, a $0.9 million benefit was recorded in gain on sale of discontinued operations in 2005, which resulted from the correction of the overstatement of income taxes provided for the gain on sale of assets of the Elevator segment.

The operating results of Mechanical for 2005 and 2004 and the Elevator adjustments in 2005 are shown below. Operating results for 2005 for the portion of Mechanical’s business sold to Carrier are for the period beginning November 1, 2004 through the date of sale, June 2, 2005. Operating results for 2005 for Mechanical’s water treatment business are for the period beginning November 1, 2004 through the date of sale, July 31, 2005.

(In thousands)	2005	2004

Revenues	$24,811	$41,074

Income before income taxes	$273	$1,366
Income taxes	107	537

Income from discontinued operations, net of income taxes	$166	$829

Results of Continuing Operations

COMPARISON OF 2006 TO 2005 — CONTINUING OPERATIONS

Years Ended
October 31,		% of		% of	Increase
($ in thousands)	2006	Sales	2005	Sales	(Decrease)

Revenues

Sales and other income	$2,712,668	100.0%	$2,586,566	100.0%	4.9%

Gain on insurance claim	80,000	—	1,195	—	—

	$2,792,668	—	$2,587,761	—	7.9%

Expenses

Operating expenses and cost of goods sold	2,421,552	89.3%	2,312,687	89.4%	4.7%

Selling, general and administrative	207,116	7.6%	204,131	7.9%	1.5%

Intangible amortization	5,764	0.2%	5,673	0.2%	1.6%

Interest	495	—	884	—	(44.0)%

	2,634,927	97.1%	2,523,375	97.6%	4.4%

Income from continuing operations before income taxes	157,741	5.8%	64,386	2.5%	145.0%

Income taxes	64,536	2.4%	20,832	0.8%	—

Income from continuing operations	$93,205	3.4%	$43,554	1.7%	114.0%

Income from continuing operations.  Income from continuing operations in 2006 increased 114.0% to $93.2 million ($1.88 per diluted share) from $43.6 million (0.86 per diluted share) in 2005. The increase was primarily due to the $80.0 million ($45.1 million, after-tax) recognized into income in the fourth quarter of 2006 for the settlement of the WTC insurance claims. All operating segments, except Lighting, showed improvement in operating income. In addition, in 2006 the Company recognized a benefit that was $5.9 million ($3.6 million after-tax) higher than 2005 from the reduction of the Company’s self insurance reserves ($14.1 million benefit in 2006 and $8.2 million in 2005) related to prior years’ insurance claims. These improvements were partially offset by a $3.3 million ($2.0 million after-tax) charge related to outsourcing the management of the Company’s information technology infrastructure and support services in October 2006, $3.2 million ($2.6 million after-tax) of share-based compensation costs as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R effective November 1, 2005, and $2.4 million ($1.5 million after-tax) of professional fees associated with the Audit Committee’s independent investigation of prior year accounting at a subsidiary in the Company’s Security segment, Security Services America (“SSA”). Income from continuing operations in 2005 included $12.8 million ($7.8 million, after-tax) of losses from three major lawsuits, and a $3.4 million ($2.1 million after-tax) charge for a reserve provided for the amount the Company believed it overpaid Security Services of America, LLC (“SSA LLC”), which reserve was reduced by $1.0 million ($0.6 million after-tax) in 2006. Also included in 2005 was a $4.3 million ($2.6 million after-tax) gain on sale of a leasehold interest of an off-airport parking facility by Parking, a $2.7 million income tax benefit resulting from a state tax audit settlement and a $1.2 million ($0.7 million after-tax) gain on a WTC indemnity payment.

Revenues.  Revenues in 2006 of $2,792.7 million increased by $204.9 million or 7.9% from $2,587.8 million in 2005. The primary reason for the increase was the growth in Sales which increased by $126.1 million or 4.9% in 2006 from 2005. Acquisitions completed in 2005 and 2006 contributed $27.8 million to the Sales increase. Additionally, Parking’s reimbursements for out-of-pocket expenses from managed parking lot clients were $32.0 million higher. The remainder of the Sales increase was primarily due to new business, primarily in Janitorial, Security and Engineering. The $80.0 million gain from the settlement of the WTC insurance claim also positively impacted revenues.

Operating Expenses and Cost of Goods Sold.  As a percentage of Sales, gross profit (Sales minus operating expenses and cost of goods sold) was 10.7% in 2006 compared to 10.6% in 2005. The improvement in the margin was due to lower insurance expense and slightly higher margin contributions from Janitorial in 2006 compared to 2005, partially offset by the $32.0 million in additional reimbursements in 2006 compared to 2005 for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $207.1 million in 2006, compared to $204.1 million in 2005. The increase was primarily due to a $3.3 million charge related to outsourcing the management of Company’s information technology infrastructure and support services, $3.2 million of share-based compensation costs, a $2.6 million increase in payroll and payroll related costs due to annual salary increases and additional staff, $2.4 million of professional fees associated with the Audit Committee’s independent investigation of prior year accounting at SSA, and additional expenses from acquisitions made in 2005 and 2006.

These increases were partially offset by a $2.6 million reduction in documentation and testing costs associated with the Sarbanes-Oxley certification effort in 2006 compared to the same period of 2005. In 2005, the Company recorded $12.8 million of pre-tax losses from three major lawsuits, and the $3.4 million charge for a reserve provided for the amount the Company believed it overpaid SSA LLC. The $3.4 million reserve was reduced by $1.0 million in 2006.

Interest Expense.  Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was 44.0% lower in 2006 compared to 2005 because the amortization of the initiation costs of the new line of credit, which are being amortized over its term of five years, is lower than the amortization of the initiation costs incurred for the old line of credit, which had a three-year term.

Income Taxes.  The effective tax rates were 40.9% and 32.4% for 2006 and 2005, respectively. The increase in 2006 was primarily due to a higher estimated state income tax rate and the effect of the non-deductible incentive stock option expense included in pre-tax income. The increase in the state income tax rate in 2006 was largely due to the higher tax rates in the jurisdictions where the WTC settlement gain was subject to state income taxation. An income tax expense of $34.9 million was recorded in the fourth quarter of 2006 attributable to the WTC settlement gain. A $1.1 million income tax benefit, mostly from the reversal of state tax liabilities for closed years, was recorded in 2006. However, this was offset by $1.1 million in income tax expense primarily arising from the adjustment of the valuation allowance for state net operating loss carryforwards and the adjustment of the income tax liability accounts after filing the 2005 tax returns and amendments of prior year returns. A $2.7 million income tax benefit was recorded in the second quarter of 2005 resulting from the favorable settlement of the audit of prior years’ state tax returns (tax years 2000 to 2003).

Segment Information

Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. The operating results of the former Mechanical segment are reported separately under discontinued operations and are excluded from the table below. (See Divestitures and Results from Discontinued Operations.) Corporate expenses are not allocated.

	Years Ended October 31,		Better
($ in thousands)	2006	2005	(Worse)

Sales and other income:
Janitorial	$1,563,756	$1,525,565	2.5%
Parking	440,033	409,886	7.4%
Security	307,851	294,299	4.6%
Engineering	285,241	238,794	19.5%
Lighting	113,014	116,218	(2.8)%
Corporate	2,773	1,804	53.7%

	$2,712,668	$2,586,566	4.9%

Operating profit:
Janitorial	$81,578	$67,754	20.4%
Parking	13,658	10,527	29.7%
Security	4,329	3,089	40.1%
Engineering	16,736	14,200	17.9%
Lighting	1,375	3,805	(63.9)%
Corporate expense	(39,440)	(35,300)	(11.7)%

Operating profit	78,236	64,075	22.1%
Gain on insurance claim	80,000	1,195	—
Interest expense	(495)	(884)	44.0%

Income from continuing operations before income taxes	$157,741	$64,386	145.0%

Janitorial.  Janitorial Sales increased by $38.2 million, or 2.5%, in 2006 compared to 2005. The Sales increase is primarily attributable to additional Sales of $22.5 million from acquisitions in 2005 and 2006 including Brandywine Building Services, Inc., (“Brandywine”), Initial Contract Services, Inc., Baltimore (“Initial Baltimore”) and Colin Service Systems, Inc. (“Colin”), affecting both the Mid-Atlantic and Northeast regions. Sales also increased in the Northern California, Northwest, North and South Central and Southwest regions due to new business, expansion of services to existing customers, and price adjustments to pass through a portion of union cost increases. These increases were partially offset by reductions in Sales from the loss of accounts in the Midwest and Northeast regions.

Operating profit increased by $13.8 million, or 20.4%, in 2006 compared to 2005, primarily due to higher Sales and improved margins from the Northern California, Northwest, South Central and Southwest regions, which were partially offset by lower profit in the Midwest and North Central regions, both caused by scope reductions, competitive pressure and in the case of the Midwest region, loss of accounts. The Brandywine, Initial Baltimore and Colin acquisitions contributed $2.5 million additional profit. In 2005, the Company incurred a $5.0 million litigation loss; however, it recognized a $1.3 million benefit from the reduction of insurance reserves.

Parking.  Parking Sales increased by $30.1 million, or 7.4%, while operating profit increased $3.1 million, or 29.7%, in 2006 compared to 2005. The increase in Sales was primarily due to a $32.0 million increase in reimbursements for out-of-pocket expenses from managed parking lot clients, new contracts, and higher fees received from managed parking lots. These improvements were partially offset by a reduction in lease revenue principally due to the October 2005 sale of a leasehold interest in an off-airport facility that had contributed $6.5 million in Sales in 2005. The increase in operating profit was principally due to the absence of $6.9 million of litigation losses and the partially offsetting $4.3 million gain from the sale of the leasehold interest of the off-airport parking facility, and $1.4 million benefit from the reduction of insurance reserves, all of which impacted 2005. In addition, insurance expense was lower in 2006 compared to 2005 although it included a $0.4 million charge for adverse developments pertaining to prior years. A new revenue control and reporting system increased 2006 operating expenses.

Security.  Security Sales increased $13.6 million, or 4.6%, in 2006 compared to 2005, primarily due to Sales from new business, although these new sales were partially offset by lost Sales associated with the loss of a major customer account in June 2005. Operating profit increased $1.2 million, or 40.1%, in 2006 compared to 2005. Results in 2005 included a $3.4 million charge for a reserve provided for the amount the Company believed it overpaid SSA LLC, as well as a $0.4 million bad debt provision for a customer that declared bankruptcy in April 2005, a $0.3 million charge to correct the understatement of payroll and payroll-related 2004 expenses and higher overtime expenses related to operations acquired from SSA LLC. However, the benefit of not incurring these charges and a $1.0 million reduction in the SSA LLC reserve in 2006 were partially offset by lower margins on new contracts, annual salary increases and increases in workers’ compensation, legal fees and settlements.

Engineering.  Engineering Sales increased $46.4 million, or 19.5%, during 2006 compared to 2005 due to successful sales initiatives resulting in new business and the expansion of services to existing customers across the country, most significantly in the Mid-Atlantic, Northern California, and Eastern regions. Operating profits increased $2.5 million, or 17.9%, during 2006 compared to 2005 due to increased Sales, offset by the increase in sub-contracting and insurance expense, and higher management headcount necessary to support the growth in business.

Lighting.  Lighting Sales and operating profit decreased $3.2 million, or 2.8%, and $2.4 million, or 63.9%, respectively, in 2006 compared to 2005. The Sales decrease was primarily due to a $4.3 million decrease in special project business. The decrease in operating profit was primarily due to the decrease in sales and higher subcontractor and fuel costs, which negatively impacted fixed price contracts.

Corporate.  Corporate recognized $80.0 million in revenues in 2006 for the settlement of WTC insurance claims. Corporate expenses in 2006 increased by $4.1 million, or 11.7%, compared to 2005 mainly due to the $3.3 million charge related to outsourcing the management of the Company’s information technology infrastructure and support services, $3.2 million of share-based compensation costs, $2.4 million of professional fees associated with the Audit Committee’s independent investigation of prior year accounting at SSA, annual salary increases, costs of additional staffing, and higher legal expenses. These increases were partially offset by $9.0 million of additional reductions in insurance reserves recorded in Corporate in 2006 ($14.5 million) than in 2005 ($5.5 million). While virtually all insurance claims arise from the operating segments, these reductions were included in unallocated Corporate expenses. In addition, documentation and testing costs associated with the Sarbanes-Oxley certification effort were $2.6 million lower in 2006 than in 2005.

COMPARISON OF 2005 TO 2004 — CONTINUING OPERATIONS

Years Ended October 31,		% of		% of	Increase
($ in thousands)	2005	Sales	2004	Sales	(Decrease)

Revenues
Sales and other income	$2,586,566	100.0%	$2,375,149	100.0%	8.9%
Gain on insurance claim	1,195	—	—	—	—

	$2,587,761	—	$2,375,149	—	9.0%

Expenses
Operating expenses and cost of goods sold	2,312,687	89.4%	2,157,637	90.8%	7.2%
Selling, general and administrative	204,131	7.9%	166,981	7.0%	22.2%
Intangible amortization	5,673	0.2%	4,519	0.2%	25.5%
Interest	884	—	1,016	—	(13.0)%

	2,523,375	97.6%	2,330,153	98.1%	8.3%

Income from continuing operations before income taxes	64,386	2.5%	44,996	1.9%	43.1%
Income taxes	20,832	0.8%	15,352	0.6%	35.7%

Income from continuing operations	$43,554	1.7%	$29,644	1.2%	46.9%

Income from continuing operations.  Income from continuing operations in 2005 increased 46.9% to $43.6 million ($0.86 per diluted share) from $29.6 million ($0.59 per diluted share) in 2004 primarily due to 2005 including an $8.2 million ($5.0 million after-tax) benefit from the reduction of the Company’s self-insurance reserves and 2004 including a $17.2 million ($10.4 million after-tax) increase in self-insurance reserves as described below. All operating segments, except Security, showed improvement in operating income. Additionally, income from continuing operations in 2005 included a $4.3 million pre-tax gain on sale of a leasehold interest of an off-airport parking facility by Parking, $2.7 million of income tax benefit resulting from a state tax audit settlement and $1.2 million gain on a WTC indemnity payment. These positive developments were partially offset by a $13.0 million increase in litigation losses and $11.6 million of higher professional fees related to compliance with the Sarbanes-Oxley internal controls certification requirement. In addition, there was one more workday in 2005 compared to 2004.

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

Revenues.  Revenues in 2005 of $2,587.8 million increased by $212.7 million or 9.0% from $2,375.1 million in 2004. Substantially all of the increase was the growth in Sales which increased by $211.5 million or 8.9% in 2005 from 2004. Acquisitions completed in 2004 and 2005 contributed $126.7 million to the Sales increase. The remainder of the Sales increase was primarily due to new business in all operating segments, expansion of services with existing Janitorial and Engineering customers and the $4.3 million gain on sale of the leasehold interest by Parking.

Operating Expenses and Cost of Goods Sold.  As a percentage of Sales, gross profit was 10.6% in 2005 compared to 9.2% in 2004. The increase in margins was primarily due to the $8.2 million insurance expense benefit in 2005 and the $17.2 million insurance charge in 2004. Results for 2005 also include the $4.3 million gain on sale of the leasehold interest by Parking, termination of unprofitable contracts and favorably renegotiated contracts at Parking and Janitorial operating profit improvements in 2005 in the majority of regions, particularly the Northeast, where higher tag sales provided higher margins. Partially offsetting these were higher reimbursements in 2005 for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit, higher overtime costs in Security that cannot be passed through to clients, and one more workday in 2005 compared to 2004 which unfavorably impacted fixed-price contracts in Janitorial. The total insurance expense recorded by the operating segments in 2005 was flat compared to 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $204.1 million in 2005, compared to $167.0 million in 2004. The increase was primarily due to the $13.0 million increase in litigation losses, $11.6 million of higher professional fees related to the Sarbanes-Oxley internal control compliance requirement in 2005, $7.7 million selling, general and administrative expenses attributable to the operations associated with acquisitions completed in 2004 and 2005 (including the $3.4 million estimated overpayment in connection with the subcontracting arrangement with SSA LLC) and the expanded sales force at Lighting and Security, as well as annual salary increases. These increases were partially offset by the decrease in bad debt expense primarily because of the elimination of specific reserves on customer accounts where billing disputes have been settled.

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

Janitorial.  Janitorial Sales increased by $82.7 million, or 5.7%, in 2005 compared to 2004. The acquisitions of the Northeast United States Division of Initial Contract Services, Inc. (“Initial Northeast”), Initial Baltimore and Colin contributed $66.2 million to the increase in Sales with the impact showing in the Mid-Atlantic and the Northeast regions. In addition, the Mid-Atlantic, Midwest, Northern California, Northwest, South Central and Southwest regions all increased Sales due to new business, expansion of services to existing customers and price adjustments to pass through a portion of union cost increases. The increases were partially offset by reductions in Sales from lost accounts in the Northeast and Southeast regions.

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

Parking.  Parking Sales increased $25.4 million, or 6.6%, while operating profit increased $1.0 million, or 10.6%, in 2005 compared to 2004. Of the $25.4 million Sales increase, $15.7 million represented higher reimbursements for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit. Sales for the period also benefited from the sale of the leasehold interest of an off-airport parking facility resulting in a gain of $4.3 million. New contracts and increased traffic at airport locations throughout the year contributed to the remainder of the Sales increase. The increase in operating profits was primarily due to the $4.3 million gain, a $1.4 million benefit from the reduction of self-insurance reserves for airport shuttle claims, the impact of new contracts, termination of unprofitable contracts and higher margins on renegotiated contracts, as well as improvements at airport locations due to increased air traffic across the country. Partially offsetting these improvements was a $6.9 million increase in litigation losses and the cost of implementing a new revenue reporting system.

Security.  Security Sales increased $69.6 million, or 31.0%, in 2005 compared to 2004 primarily due to the 2004 and 2005 acquisitions of operations from SSA LLC, Sentinel Guard Systems (“Sentinel”) and Amguard Security and Patrol Services (“Amguard”), which contributed $60.5 million to the Sales increase. The remainder of the Sales increase was attributable to the net effect of new business, partially offset by the loss of a major contract in Seattle at the end of June 2005. Operating profits decreased $5.9 million, or 65.7%, primarily due to the $7.2 million decline in operating profit from the operations acquired from SSA LLC. The decline resulted from increased overtime expenses that could not be passed through to the clients, lower margins on new contracts, a $3.4 million charge for a reserve provided for the amount the Company estimated it overpaid SSA LLC in connection with the subcontracting arrangement with SSA LLC. Of the $3.4 million charge, $2.8 million was attributable to overpayment in 2004. The Company intends to continue to vigorously pursue collection. Also included in SSA LLC’s operating profit for 2005 was a $0.3 million charge to correct the understatement of payroll and payroll related expenses in 2004 and a $1.1 million benefit from correcting the overstatement of insurance expense in 2004. Additionally, the other operating units of Security incurred higher costs of an expanded sales force. Partially offsetting these declines were $1.1 million of profit contribution from Sentinel and Amguard and the net effect of new business.

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

Corporate.  Corporate expenses decreased by $12.7 million, or 26.5%, in 2005 compared to 2004 mainly due to the difference between the $17.2 million increase in self-insurance reserves in 2004 and the $5.5 million decrease in self-insurance reserves in 2005. While virtually all insurance claims arise from the operating segments, the $5.5 million decrease in self-insurance reserves in 2005 and $17.2 million increase in reserves in 2004 were included in unallocated corporate expenses. Had the Company allocated these insurance adjustments among the operating segments, the reported pre-tax operating profits of the operating segments, as a whole, would have been increased by $5.5 million in 2005 and decreased $17.2 million in 2004, with an equal and offsetting change to unallocated Corporate expenses and therefore no change to consolidated pre-tax earnings for either year. The favorable impact of the insurance adjustments on 2005 was partially offset by $11.6 million of higher professional fees in 2005 related to the Sarbanes-Oxley internal controls certification requirement.

Share-Based Compensation

Effective November 1, 2005, the Company began recording compensation expense associated with share-based payment awards in accordance with SFAS No. 123R as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based payment awards recognized in 2006 included: 1) amortization related to the remaining unvested portion of all stock option awards granted for the fiscal years beginning November 1, 1995 and ending October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and 2) amortization related to all share-based payment awards granted November 1, 2005 or after, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The compensation cost is included in selling, general and administrative expenses.

The total compensation cost related to the 2006 Equity Incentive Plan (the “2006 Equity Plan”) options recognized during the year ended October 31, 2006, was $10,173. As of October 31, 2006, there was $478,134 of total unrecognized compensation cost (net of estimated forfeitures) related to the 2006 Equity Plan unvested options which is expected to be recognized over a weighted-average vesting period of 2.35 years.

The total compensation cost related to the 2006 Equity Plan restricted stock units recognized during the year ended October 31, 2006, was $73,381. As of October 31, 2006, there was $3.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to restricted stock units which is expected to be recognized over a weighted- average vesting period of 2.35 years on a straight-line basis.

The total compensation cost related to the 2006 Equity Plan performance shares recognized during the year ended October 31, 2006, was $84,590. As of October 31, 2006, there was $1.9 million of total unrecognized compensation cost (net of estimated forfeitures) related to performance shares which is expected to be recognized over a weighted- average vesting period of 1.24 years on a straight-line basis.

The total compensation cost related to the “Time-Vested” Incentive Stock Option Plan (the “Time-Vested Plan”) options recognized during the year ended October 31, 2006, was $1.4 million. As of October 31, 2006, there was $2.6 million of total unrecognized compensation cost (net of estimated forfeitures) related to the Time-Vested Plan unvested options which is expected to be recognized over a weighted-average vesting period of 1.86 years.

The total compensation cost related to the 1996 and 2002 “Price-Vested” Performance Stock Option Plans (the “Price-Vested Plans”) options recognized during the year ended October 31, 2006, was $0.7 million. As of October 31, 2006, there was $3.6 million of total unrecognized compensation cost (net of estimated forfeitures) related to the Price-Vested Plans unvested options which is expected to be recognized over a weighted-average vesting period of 3.25 years.

The total compensation cost related to the Executive Stock Option Plan (also known as the “Age-Vested” Career Stock Option Plan) (the “Age-Vested Plan”) options recognized during the year ended October 31, 2006, was $0.1 million. As of October 31, 2006, there was $0.7 million of total unrecognized compensation cost (net of estimated forfeitures) related to the Age-Vested Plan unvested options which is expected to be recognized over a weighted-average vesting period of 5.22 years.

The total compensation cost related to the 2004 Employee Stock Purchase Plan recognized during the year ended October 31, 2006, was $0.8 million. Because of changes to the 2004 Employee Stock Purchase Plan beginning in the third quarter of 2006, the value of the awards is no longer treated as share-based compensation and no share-based compensation expense was recognized under this Plan after May 1, 2006.

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company uses an outside expert to determine the assumptions used in the option valuation model. The Company estimates forfeiture rates based on historical data and adjusts the rates periodically. The adjustment of the forfeiture rate may result in a cumulative adjustment in any period the forfeiture rate estimate is changed. During the year ended October 31, 2006, no adjustment was necessary.

Adoption of Accounting Standards

Effective November 1, 2005, the Company began recording compensation expense associated with share-based payment awards in accordance with SFAS No. 123R as interpreted by SEC Staff SAB No. 107 as described above.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires companies to disclose the presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer (e.g., sales and use tax) as either gross or net in the accounting principles included in the notes to the financial statements. EITF 06-3 will be effective beginning with the second quarter of 2007.

In June 2006, the FASB issued FASB Financial Interpretation No. 48, “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 provides guidance on the accounting for and disclosure of tax positions accounted for in accordance with SFAS No. 109. FIN 48 requires that the effects of a tax position be initially recognized when it is “more likely than not” (which is defined as a greater than 50 percent chance) that the position will be sustained upon examination by the taxing authorities. In addition, FIN 48 requires additional disclosures regarding tax positions. FIN 48 is effective for the Company beginning fiscal 2008. The Company is presently assessing the impact of FIN 48 to the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The implementation of SAB No. 108 will not have any impact on the Company’s evaluation as the Company is substantially following guidance provided in SAB No. 108. SAB No. 108 will be effective beginning in the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 was issued to provide guidance and consistency for comparability in fair value measurements and for expanded disclosures about fair value measurements. The Company does not anticipate that SFAS No. 157 will have an impact on the financial position, results of operations or disclosures in the Company’s financial statements. SFAS No. 157 will be effective beginning in fiscal year 2008.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. The Company does not anticipate that SFAS No. 158 will have a material impact on its financial position and results of operations. SFAS No. 158 will be effective for fiscal year ending October 31, 2007.

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

Self-Insurance Reserves.  Certain insurable risks such as general liability, automobile property damage and workers’ compensation are self-insured by the Company. However, commercial policies are obtained to provide coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company’s self-insurance program are recorded on a claim-incurred basis. The Company uses an independent actuary to evaluate the Company’s estimated claim costs and liabilities no less frequently than annually and accrues self-insurance reserves in an amount that is equal to the actuarial point estimate.

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

Allowance for Doubtful Accounts.  Trade accounts receivable arise from services provided to the Company’s customers and are generally due and payable on terms varying from receipt of the invoice to net thirty days. The Company records an allowance for doubtful accounts to provide for losses on accounts receivable due to customers’ inability to pay. The allowance is typically estimated based on an analysis of the historical rate of credit losses or write-offs (due to a customer bankruptcy or failure of a former customer to pay) and specific customer concerns. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. Changes in the financial condition of customers or adverse developments in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance. If the rate of future credit losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses. Alternatively, if the rate of future credit losses is less than the historical rate, then the allowance for doubtful accounts will be in excess of actual credit losses. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk.

Sales Allowance.  Sales allowance is an estimate for losses on customer receivables resulting from customer credits (e.g., vacancy credits for fixed-price contracts, customer discounts, job cancellations and breakage cost). The sales allowance estimate is based on an analysis of the historical rate of sales adjustments (credit memos, net of re-bills). The accuracy of the estimate is dependent on the rate of future sales adjustments being consistent with the historical rate. If the rate of future sales adjustments is greater than the historical rate, then the sales allowance may not be sufficient to provide for actual sales adjustments. Alternatively, if the rate of future sales adjustments is less than the historical rate, then the sales allowance will be in excess of actual sales adjustments.

Deferred Income Tax Asset and Valuation Allowance.  Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If the enacted rates in future years differ from the rates expected to apply, an adjustment of the net deferred tax assets will be required. Additionally, if management determines it is more likely than not that a portion of the net deferred tax asset will not be realized, a valuation allowance is recorded. At October 31, 2006, the net deferred tax asset was $86.1 million, net of a $1.5 million valuation allowance related to state net operating loss carryforwards. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.

Other Intangible Assets Other Than Goodwill.  The Company engages a third party valuation firm to independently appraise the value of intangible assets acquired in larger sized business combinations. For smaller acquisitions, the Company performs an internal valuation of the intangible assets using the discounted cash flow technique. Acquired customer relationship intangible assets are being amortized using the sum-of-the-years-digits method over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible asset are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Other intangible assets, consisting principally of contract rights, are being amortized over the contract periods using the straight-line method. At least annually, in the fourth quarter, the Company evaluates the remaining useful lives of its intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an asset’s remaining useful life changes, the remaining carrying amount of the intangible asset would be amortized over the revised remaining useful life. In addition, the remaining unamortized book value of intangibles is reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). The first step of an impairment test under SFAS No. 144 is a comparison of the future cash flows, undiscounted, to the remaining book value of the intangible. If the future cash flows are insufficient to recover the remaining book value, a fair value of the asset, depending on its size, will be independently or internally determined and compared to the book value to determine if an impairment exists.

Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangibles” (“SFAS No. 142”) goodwill is no longer amortized. Rather, the Company performs goodwill impairment tests on at least an annual basis, in the fourth quarter, using the two-step process prescribed in SFAS No. 142. The first step is to evaluate for potential impairment by comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. As of October 31, 2006, no impairment of the Company’s goodwill carrying value has been indicated.

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

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At October 31, 2006, the Company had no outstanding long-term debt. Although the Company’s assets included $134.0 million in cash and cash equivalents at October 31, 2006, market rate risk associated with changing interest rates in the United States is not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ABM Industries Incorporated:

We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ABM Industries Incorporated’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 21, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

 /s/ KPMG LLP
KPMG LLP

San Francisco, California
December 21, 2006

Report of Independent Registered Public
Accounting Firm

The Board of Directors and Stockholders
ABM Industries Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that ABM Industries Incorporated maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ABM Industries Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ABM Industries Incorporated maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ABM Industries Incorporated maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2006, and our report dated December 21, 2006 expressed an unqualified opinion on those consolidated financial statements.

 /s/ KPMG LLP
KPMG LLP

San Francisco, California
December 21, 2006

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

October 31,	2006	2005
(In thousands, except share data)

Assets
Cash and cash equivalents	$134,001	$56,793
Trade accounts receivable (less allowances of $8,041 and $7,932)	383,977	345,104
Inventories	22,783	21,280
Deferred income taxes	43,945	46,795
Prepaid expenses and other current assets	47,035	44,690
Prepaid income taxes	—	6,791

Total current assets	631,741	521,453
Investments and long-term receivables	14,097	12,955
Property, plant and equipment (less accumulated depreciation of $86,837 and $80,370)	32,185	34,270
Goodwill (less accumulated amortization of $67,557)	247,888	243,559
Other intangibles (less accumulated amortization of $15,550 and $13,478)	23,881	24,463
Deferred income taxes	42,120	46,426
Other assets	24,362	20,584

Total assets	$1,016,274	$903,710

Liabilities
Trade accounts payable	$66,336	$47,605
Income taxes payable	36,712	2,349
Accrued liabilities:
Compensation	78,673	72,034
Taxes — other than income	20,587	18,832
Insurance claims	66,364	71,455
Other	50,613	62,799

Total current liabilities	319,285	275,074
Retirement plans and other non-current liabilities	26,917	25,596
Insurance claims	128,825	127,114

Total liabilities	475,027	427,784

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,663,472 and 54,650,514 shares issued at October 31, 2006 and 2005, respectively	557	547
Additional paid-in capital	225,796	206,369
Accumulated other comprehensive income (loss)	149	(68)
Retained earnings	437,083	365,455
Cost of treasury stock (7,028,500 and 5,600,000 shares at October 31, 2006 and October 31, 2005, respectively)	(122,338)	(96,377)

Total stockholders’ equity	541,247	475,926

Total liabilities and stockholders’ equity	$1,016,274	$903,710

     The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years ended October 31,	2006	2005	2004
(In thousands, except per share data)

Revenues
Sales and other income	$2,712,668	$2,586,566	$2,375,149
Gain on insurance claim	80,000	1,195	—

	2,792,668	2,587,761	2,375,149

Expenses
Operating expenses and cost of goods sold	2,421,552	2,312,687	2,157,637
Selling, general and administrative	207,116	204,131	166,981
Intangible amortization	5,764	5,673	4,519
Interest	495	884	1,016

	2,634,927	2,523,375	2,330,153

Income from continuing operations before income taxes	157,741	64,386	44,996
Income taxes	64,536	20,832	15,352

Income from continuing operations	93,205	43,554	29,644
Income from discontinued operations, net of income taxes	—	166	829
Gain on sale of discontinued operations, net of income taxes	—	14,221	—

Net income	$93,205	$57,941	$30,473

Net income per common share — Basic
Income from continuing operations	$1.90	$0.88	$0.61
Income from discontinued operations	—	—	0.02
Gain on sale of discontinued operations	—	0.29	—

	$1.90	$1.17	$0.63

Net income per common share — Diluted
Income from continuing operations	$1.88	$0.86	$0.59
Income from discontinued operations	—	—	0.02
Gain on sale of discontinued operations	—	0.29	—

	$1.88	$1.15	$0.61

Average common and common equivalent shares
Basic	49,054	49,332	48,641
Diluted	49,678	50,367	50,064
Dividends declared per common share	$0.44	$0.42	$0.40

     The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
(In thousands)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance November 1, 2003	51,767	$518	(3,400)	$(53,986)	$166,497	$(268)	$317,261	$430,022
Comprehensive income:
Net income	—	—	—	—	—	—	30,473	30,473
Foreign currency translation	—	—	—	—	—	160	—	160

Comprehensive income	—	—	—	—	—	—	—	30,633
Dividends:
Common stock	—	—	—	—	—	—	(19,476)	(19,476)
Tax benefit from exercise of stock options	—	—	—	—	2,021	—	—	2,021
Stock purchases	—	—	(600)	(11,073)	—	—	—	(11,073)
Stock issued under employees’ stock purchase and option plans	940	9	—	—	10,025	—	—	10,034

Balance October 31, 2004	52,707	$527	(4,000)	$(65,059)	$178,543	$(108)	$328,258	$442,161
Comprehensive income:
Net income	—	—	—	—	—	—	57,941	57,941
Foreign currency translation	—	—	—	—	—	40	—	40

Comprehensive income	—	—	—	—	—	—	—	57,981
Dividends:
Common stock	—	—	—	—	—	—	(20,744)	(20,744)
Tax benefit from exercise of stock options	—	—	—	—	3,203	—	—	3,203
Stock purchases	—	—	(1,600)	(31,318)	—	—	—	(31,318)
Stock issued under employees’ stock purchase and option plans and for acquisition	1,944	20	—	—	24,623	—	—	24,643

Balance October 31, 2005	54,651	$547	(5,600)	$(96,377)	$206,369	$(68)	$365,455	$475,926
Comprehensive income:
Net income	—	—	—	—	—	—	93,205	93,205
Foreign currency translation	—	—	—	—	—	217	—	217

Comprehensive income	—	—	—	—	—	—	—	93,422
Dividends:
Common stock	—	—	—	—	—	—	(21,577)	(21,577)
Tax benefit from exercise of stock options	—	—	—	—	3,055	—	—	3,055
Stock purchases	—	—	(1,428)	(25,961)	—	—	—	(25,961)
Stock issued under employees’ stock purchase and option plans	1,012	10	—	—	13,128	—	—	13,138
Share-based compensation expense	—	—	—	—	3,244	—	—	3,244

Balance October 31, 2006	55,663	$557	(7,028)	$(122,338)	$225,796	$149	$437,083	$541,247

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended October 31,
(In thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$93,205	$57,941	$30,473
Less income from discontinued operations	—	(14,387)	(829)

Income from continuing operations	93,205	43,554	29,644
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and intangible amortization	20,745	19,591	17,543
Share-based compensation expense	3,244	—	—
Provision for bad debts	341	1,112	4,482
Gain on sale of assets	(829)	(419)	(225)
Decrease (increase) in deferred income taxes	7,156	(4,465)	(12,262)
Increase in trade accounts receivable	(38,922)	(31,844)	(35,369)
(Increase) decrease in inventories	(1,503)	(726)	9
(Increase) decrease in prepaid expenses and other current assets	(2,255)	(5,888)	6,643
Increase in other assets and long-term receivables	(4,982)	(2,132)	(3,074)
Increase (decrease) in net income taxes	41,154	(11,304)	5,935
Increase (decrease) in retirement plans and other non-current liabilities	1,321	(62)	1,483
(Decrease) increase in insurance claims	(3,380)	10,630	37,622
Increase in trade accounts payable and other accrued liabilities	15,072	26,752	11,981

Total adjustments to income from continuing operations	37,162	1,245	34,768

Net cash flows from continuing operating activities	130,367	44,799	64,412
Net operational cash flows from discontinued operations	—	(7,348)	(30,722)

Net cash provided by operating activities	130,367	37,451	33,690

Cash flows from investing activities:
Additions to property, plant and equipment	(14,065)	(17,738)	(11,460)
Proceeds from sale of assets	2,253	1,775	795
Purchase of businesses	(10,002)	(26,884)	(54,152)
Proceeds from sale of business	—	32,250	—
Other	—	(2,505)	4,064

Net cash used in investing activities	(21,814)	(13,102)	(60,753)

Cash flows from financing activities:
Common stock issued	16,193	21,137	10,034
Common stock purchased	(25,961)	(31,318)	(11,073)
Dividends paid	(21,577)	(20,744)	(19,476)

Net cash used in financing activities	(31,345)	(30,925)	(20,515)

Net increase (decrease) in cash and cash equivalents	77,208	(6,576)	(47,578)
Cash and cash equivalents beginning of year	56,793	63,369	110,947

Cash and cash equivalents end of year	$134,001	$56,793	$63,369

Supplemental data:
Cash paid for income taxes	$13,166	$43,901	$52,723
Tax benefit from exercise of options	$3,055	$3,203	$2,021
Cash received from exercise of options	$13,138	$21,137	$10,034
Non-cash investing activities:
Common stock issued for business acquired	$—	$3,506	$—

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ABM Industries Incorporated (ABM) is a leading facility services contractor in the United States. With annual revenues in excess of $2.7 billion and approximately 75,000 employees, ABM and its subsidiaries (the Company) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada.

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

Allowance for Doubtful Accounts. Trade accounts receivable arise from services provided to the Company’s customers and are generally due and payable on terms varying from receipt of the invoice to net thirty days. The Company records an allowance for doubtful accounts to provide for losses on accounts receivable due to customers’ inability to pay. The allowance is typically estimated based on an analysis of the historical rate of credit losses or write-offs (due to a customer bankruptcy or failure of a former customer to pay) and specific customer concerns. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. Changes in the financial condition of customers or adverse developments in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance. If the rate of future credit losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses. Alternatively, if the rate of future credit losses is less than the historical rate, then the allowance for doubtful accounts will be in excess of actual credit losses. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk.

Sales Allowance. Sales allowance is an estimate for losses on customer receivables resulting from customer credits (e.g., vacancy credits for fixed-price contracts, customer discounts, job cancellations and breakage cost). The sales allowance estimate is based on an analysis of the historical rate of sales adjustments (credit memos, net of re-bills). The accuracy of the estimate is dependent on the rate of future sales adjustments being consistent with the historical rate. If the rate of future sales adjustments is greater than the historical rate, then the sales allowance may not be sufficient to provide for actual sales adjustments. Alternatively, if the rate of future sales adjustments is less than the historical rate, then the sales allowance will be in excess of actual sales adjustments.

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

Depreciation and amortization are calculated using the straight-line method. Useful lives used in computing depreciation for transportation equipment average 3 to 5 years and for machinery and other equipment average 2 to 20 years. Buildings are depreciated over periods of 20 to 40 years. In accordance with the adoption of EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” in 2005, leasehold improvements are amortized over the shorter of the terms of the respective leases including renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased, or the assets’ useful lives.

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

Other Intangible Assets Other Than Goodwill. The Company engages a third party valuation firm to independently appraise the value of intangible assets acquired in larger sized business combinations. For smaller acquisitions, the Company performs an internal valuation of the intangible assets using the discounted cash flow technique. Acquired customer relationship intangible assets are being amortized using the sum-of-the-years-digits method over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible asset are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Other intangible assets, consisting principally of contract rights, are being amortized over the contract periods using the straight-line method. At least annually, in the fourth quarter, the Company evaluates the remaining useful lives of its intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an asset’s remaining useful life changes, the remaining carrying amount of the intangible asset would be amortized over the revised remaining useful life. In addition, the remaining unamortized book value of intangibles is reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The first step of an impairment test under SFAS No. 144 is a comparison of the future cash flows, undiscounted, to the remaining book value of the intangible. If the future cash flows are insufficient to recover the remaining book value, a fair value of the asset, depending on its size, will be independently or internally determined and compared to the book value to determine if an impairment exists.

Income Taxes. Income tax expense is based on results of operations before income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If the enacted rates in future years differ from the rates expected to apply, an adjustment of the net deferred tax assets will be required. Additionally, if management determines it is more likely than not that a portion of the net deferred tax asset will not be realized, a valuation allowance is recorded. At October 31, 2006, the net deferred tax asset was $86.1 million, net of a $1.5 million valuation allowance related to state net operating loss carryforwards. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable. (See Note 11.)

Contingencies and Litigation. ABM and certain of its subsidiaries have been named defendants in certain proceedings arising in the ordinary course of business, including certain environmental matters. Litigation outcomes are often difficult to predict and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred.

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

The Janitorial Division primarily earns revenue from the following types of arrangements: fixed price, cost-plus, and tag or extra service work. Fixed price arrangements are contracts in which the customer agrees to pay a fixed fee every month over the specified contract term. A variation of a fixed price arrangement is a square-foot arrangement. Square-foot arrangements are ones in which monthly billings are fixed, however, the customer is given a vacancy credit, that is, a credit calculated based on vacant square footage that is not serviced. Cost-plus arrangements are ones in which the customer agrees to reimburse the Company for the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage. Tag revenue is additional services requested by the customer outside of the standard contract terms. This work is usually additional work and is performed on short notice due to unforeseen events. The Janitorial Division recognizes revenue on each type of arrangement when services are performed.

The Parking Division has two types of arrangements: managed lot and leased lot. Under the managed lot arrangements, the Company manages the parking lot for the owner in exchange for a management fee, which could be a fixed fee, a performance-based fee such as a percentage of gross or net revenues, or a combination of both. The revenue and expenses are passed through by the Company to the owner under the terms and conditions of the management contract. The management fee revenue is recognized when services are performed. The Company also reports both revenue and expenses, recognized in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking sales related solely to the reimbursement of expenses totaled $263.4 million, $231.5 million and $215.8 million for years ended October 31, 2006, 2005 and 2004, respectively. Under leased lot arrangements, the Company leases the parking lot from the owner and is responsible for all expenses incurred, retains all revenues from monthly and transient parkers and pays rent to the owner per the terms and conditions of the lease. Revenues from monthly and transient parkers are recognized when cash is received.

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

In accordance with EITF Issue No. 01-10: “Accounting for the Impact of the Terrorist Attacks of September 11, 2001.” Insurance recoveries of losses and costs incurred as a result of the terrorist attacks of September 11, 2001 are classified in a manner consistent with the related losses, within income from continuing operations. Insurance recoveries are recognized when realization of the claim for recovery of a loss is deemed probable.

Net Income per Common Share.  The Company has reported its earnings in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Stock options account for the difference between basic average common shares outstanding and diluted average common shares outstanding. Restricted stock units and performance shares did not have an effect on the diluted average common shares outstanding. The calculation of net income per common share is as follows:

Years ended October 31	2006	2005	2004
(in thousands, except per share data)

Net income available to common stockholders	$93,205	$57,941	$30,473

Average common shares outstanding — Basic	49,054	49,332	48,641
Effect of dilutive securities:
Stock awards	624	1,035	1,423

Average common shares outstanding — Diluted	49,678	50,367	50,064

Net income per common share — Basic	$1.90	$1.17	$0.63
Net income per common share — Diluted	$1.88	$1.15	$0.61

For purposes of computing diluted net income per common share for the years ended October 31, 2006, 2005 and 2004, options to purchase common shares of 1,746,791, 451,940 and 17,000, respectively, at weighted average exercise prices of $19.39, $21.32 and $20.40, respectively, were excluded from the computation as they had an anti-dilutive effect.

Share-Based Compensation.  Effective November 1, 2005, the Company began recording compensation expense associated with share-based payment awards in accordance with SFAS No. 123R, “Share-Based Payment,” as interpreted by SAB No. 107. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based payment awards recognized in 2006 included: 1) amortization related to the remaining unvested portion of all stock option awards granted for the fiscal years beginning November 1, 1995 and ending October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and 2) amortization related to all share-based payment awards granted November 1, 2005 or after, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The compensation cost is included in selling, general and administrative expenses.

Cash and Cash Equivalents.  The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Comprehensive Income.  Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses.

Related Party Transactions.  The Company has a current receivable which is included in prepaid expenses and other current assets that is due from Security Services of America, LLC (SSA LLC), the seller of contract security guard assets and operations that were acquired by the Company in 2004. The receivable arose from overpayments in connection with subcontracting the services of licensed security officers from SSA LLC while certain state operating licenses were being obtained by the Company. Current employees of the Company indirectly own approximately 16% of the equity in SSA LLC. At October 31, 2006 the outstanding amount of the receivable totaled $3.4 million, Because SSA LLC disputes most of the amount owed, the Company has reserved $2.4 million of this receivable. However, the Company continues to vigorously pursue collection of the total amount.

In connection with the sale of substantially all of the assets of CommAir Mechanical Services on June 2, 2005, ABM entered into an Interim Services Agreement with Carrier Corporation (Carrier) to provide risk management, information technology, human resources, operational and financial services to Carrier to aid in the transition of the business, and entered into subleases by which Carrier subleased various facilities. All of the subleases had terminated as of December 2, 2005 and all of the interim services had terminated as of December 31, 2005. The total considerations recorded by ABM from the Interim Service Agreement and subleases were $0.3 million and $0.5 million for 2006 and 2005, respectively.

Accounting Standards Adopted.  Effective November 1, 2005, the Company began recording compensation expense associated with share-based payment awards in accordance with SFAS No. 123R, as interpreted by SAB No. 107. For more details, see Note 10.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (Opinion No. 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. The Company began to apply SFAS No. 154 effective November 1, 2005.

Recent Accounting Pronouncements.  In June 2006, the FASB issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 requires companies to disclose the presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer (e.g., sales and use tax) as either gross or net in the accounting principles included in the notes to the financial statements. EITF 06-3 will be effective beginning with the second quarter of 2007.

In July 2006, the FASB issued FASB Financial Interpretation No. 48, “Accounting for Uncertain Tax Positions” (FIN 48). FIN 48 provides guidance on the accounting for and disclosure of tax positions accounted for in accordance with SFAS No. 109. FIN 48 requires that the effects of a tax position be initially recognized when it is “more likely than not” (which is defined as a greater than 50 percent chance) that the position will be sustained upon examination by the taxing authorities. In addition, FIN 48 requires additional disclosures regarding tax positions. FIN 48 is effective for the Company beginning fiscal 2008. The Company is presently assessing the impact of FIN 48 to the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The implementation of SAB No. 108 will not have any impact on the Company’s evaluation as the Company is substantially following guidance provided in SAB No. 108. SAB No. 108 will be effective beginning in the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 was issued to provide guidance and consistency for comparability in fair value measurements and for expanded disclosures about fair value measurements. The Company does not anticipate that SFAS No. 157 will have an impact on the financial position, results of operations or disclosures in the Company’s financial statements. SFAS No. 157 will be effective beginning in fiscal year 2008.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. The Company does not anticipate that SFAS No. 158 will have a material impact on the financial position, results of operations or disclosures in the Company’s financial statements. SFAS No. 158 will be effective for fiscal year ending October 31, 2007.

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

The Company uses an independent actuary to evaluate the Company’s estimated claim costs and liabilities no less frequently than annually and accrues self-insurance reserves in an amount that is equal to the actuarial point estimate. Using the actuarial report, management develops annual insurance costs for each operation, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse developments (e.g., changes in regulatory requirements and changes in reserving methodology). If the trends suggest that the frequency or severity of claims incurred has increased, the Company might be required to record additional expenses for self-insurance liabilities. Additionally, the Company uses third party service providers to administer its claims and the performance of the service providers and transfers between administrators can impact the cost of claims and accordingly the amounts reflected in insurance reserves.

Three actuarial reviews were completed during 2006, with valuations dated April 30, May 31, and September 30.

The May 31, 2006 actuarial report, covering substantially all of the Company’s general liability and workers’ compensation reserves, was completed in the third quarter of 2006 resulting in a $4.7 million insurance benefit. The reports showed favorable developments in the Company’s California workers’ compensation and general and auto liability claims, offset in part by adverse developments in the Company’s workers’ compensation claims outside of California. The $4.7 million was recorded by Corporate and was attributable to reserves for 2005 and prior years.

The September 30, 2006 actuarial report, updating substantially all of the Company’s general liability and workers’ compensation reserves and a separate actuarial report covering the Company’s self-insurance reserves for low deductible self-insurance programs that cover airport shuttles and vanpools, were completed in the fourth quarter of 2006 resulting in the reduction of these reserves by $9.4 million. The reports showed favorable developments in the Company’s workers’ compensation and general and auto liability claims, offset in part by adverse developments in the Company’s airport shuttle and vanpool claims. The $9.4 million benefit comprised a $9.8 million benefit recorded by Corporate and $0.4 million of adverse development recorded by Parking relating to reserves for 2005 and prior years.

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

The 2004 actuarial report completed in November 2004 indicated that there were adverse developments in the Company’s insurance reserves primarily related to workers’ compensation claims in the State of California during the four-year period ended October 31, 2003, for which a charge of $17.2 million was recorded by Corporate in the fourth quarter of 2004. The Company believes a substantial portion of the $17.2 million was related to poor claims management by a third party administrator, who no longer performs these services for the Company. The Company has filed a claim against its former third party administrator for damages related to claims mismanagement.

The total estimated liability for claims incurred but unpaid at October 31, 2006 and 2005 was $195.2 million and $198.6 million, respectively.

In connection with certain self-insurance programs, the Company had standby letters of credit at October 31, 2006 and 2005 supporting estimated unpaid liabilities in the amounts of $93.5 million and $82.1 million, respectively.

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at October 31, 2006 and 2005 consisted of the following:

(in thousands)	2006	2005

Land	$727	$808
Buildings	3,404	3,816
Transportation equipment	14,659	14,119
Machinery and other equipment	82,405	79,406
Leasehold improvements	17,827	16,491

	119,022	114,640
Less accumulated depreciation and amortization	86,837	80,370

Total	$32,185	$34,270

Depreciation expense in 2006, 2005 and 2004 was $15.0 million, $13.9 million and $13.0 million, respectively.

4.  GOODWILL AND OTHER INTANGIBLES

Goodwill:  The changes in the carrying amount of goodwill for the years ended October 31, 2006 and 2005 were as follows (acquisitions are discussed in Note 12):

	Balance			Balance
	as of	Initial	Contingent	as of
	October 31,	Payments for	Amounts	October 31,
(in thousands)	2005	Acquisitions	and Other	2006

Janitorial	$151,307	$475	$2,108	$153,890
Parking	29,535	—	645	30,180
Security	42,541	238	863	43,642
Engineering	2,174	—	—	2,174
Lighting	18,002	—	—	18,002

Total	$243,559	$713	$3,616	$247,888

Of the $247.9 million carrying amount of goodwill as of October 31, 2006, $44.8 million is not amortizable for income tax purposes because the related acquisitions were acquired prior to 1991 or purchased by stock issuances.

	Balance			Balance
	as of	Initial		as of
	October 31,	Payments for	Contingent	October 31,
(in thousands)	2004	Acquisitions	Amounts	2005

Janitorial	$139,221	$3,758	$8,328	$151,307
Parking	28,749	—	786	29,535
Security	37,605	2,563	2,373	42,541
Engineering	2,174	—	—	2,174
Lighting	17,746	—	256	18,002

Total	$225,495	$6,321	$11,743	$243,559

The $2.6 million increase in Security’s goodwill for initial payments for acquisitions includes $1.0 million that resulted from recording a deferred tax liability from the Sentinel Guard Systems (Sentinel) transaction in the first quarter of 2005. (See Note 12.)

Other Intangibles:  The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the years ended October 31, 2006 and 2005 were as follows (acquisitions are discussed in Note 12):

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retirements	October 31,	October 31,		Retirements	October 31,
(in thousands)	2005	Additions	and Other	2006	2005	Additions	and Other	2006

Customer contracts and related relationships	$28,267	$5,446	$—	$33,713	$(7,540)	$(4,741)	$—	$(12,281)
Trademarks and trade names	3,050	—	—	3,050	(1,227)	(540)	—	(1,767)
Other (contract rights, etc.)	6,624	27	(3,983)	2,668	(4,711)	(483)	3,692	(1,502)

Total	$37,941	$5,473	$(3,983)	$39,431	$(13,478)	$(5,764)	$3,692	$(15,550)

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retirements	October 31,	October 31,		Retirements	October 31,
(in thousands)	2004	Additions	and Other	2005	2004	Additions	and Other	2005

Customer contracts and related relationships	$21,217	$7,050	$—	$28,267	$(3,546)	$(3,994)	$—	$(7,540)
Trademarks and trade names	3,000	50	—	3,050	(570)	(657)	—	(1,227)
Other (contract rights, etc.)	6,061	746	(183)	6,624	(3,872)	(1,022)	183	(4,711)

Total	$30,278	$7,846	$(183)	$37,941	$(7,988)	$(5,673)	$183	$(13,478)

The weighted average remaining lives as of October 31, 2006 and the amortization expense for the years ended October 31, 2006, 2005 and 2004 of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years are as follows:

	Weighted
	Average
	Remaining Life	Amortization Expense			Estimated Amortization Expense
(in thousands)	(Years)	2006	2005	2004	2007	2008	2009	2010	2011

Customer contracts and related relationships	9.6	$4,741	$3,994	$2,680	$4,329	$3,788	$3,246	$2,705	$2,163
Trademarks and trade names	2.4	540	657	537	540	540	202	—	—
Other (contract rights, etc.)	8.3	483	1,022	1,302	190	181	165	135	135

Total	9.1	$5,764	$5,673	$4,519	$5,059	$4,509	$3,613	$2,840	$2,298

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

5.  LINE OF CREDIT FACILITY

In May 2005, ABM entered into a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.125%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of October 31, 2006 and 2005, the total outstanding amounts under the facility were $98.7 million and $84.4 million, respectively, in the form of standby letters of credit.

The facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also requires that the Company satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and

(3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after May 25, 2005 (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM after May 25, 2005 by reason of the issuance and sale of capital stock or other equity interests of ABM, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to the Company’s employee stock purchase plan, employee stock option plans and similar programs. The Company is currently in compliance with all covenants.

6.	EMPLOYEE BENEFIT AND INCENTIVE PLANS

The Company offers the following employee benefit and incentive plans to its employees.

Executive Officer Incentive Plan

On May 2, 2006, the stockholders of ABM approved the Executive Officer Incentive Plan (Incentive Plan). The purpose of the Incentive Plan is to provide annual performance-based cash incentives to certain employees of the Company and to motivate those employees to set and achieve above-average financial and non-financial goals. The Incentive Plan will give the Compensation Committee of the Board of Directors of ABM the ability to award cash bonuses that qualify as “performance-based compensation” under Section 162(m), and the Company’s ability to deduct cash bonuses will be preserved. The aggregate funds available for bonuses under the Incentive Plan are three percent of pre-tax operating income for the award year. The plan sets forth certain limits on the awards to each of the covered employees eligible for bonuses under the Incentive Plan.

401(k) Plan

The Company has two 401(k) plans covering certain qualified non-union employees, which provided for employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pre-tax contributions that the Company matches at various percentages of employee contributions depending on the particular employee group. All amounts contributed to the plans are deposited into a trust fund administered by independent trustees. The Company made matching 401(k) contributions required by the 401(k) plans for 2006, 2005 and 2004 in the amounts of $5.8 million, $5.3 million and $5.5 million, respectively.

Retirement and Post-Retirement Plans

The Company has the following unfunded defined benefit plans:

Supplemental Executive Retirement Plan.  The Company has unfunded retirement agreements for 47 current and former senior executives, including two current directors who were former senior executives, many of which are fully vested. The retirement agreements provide for monthly benefits for ten years commencing at the later of the respective retirement dates of those executives or age 65. The benefits are accrued over the vesting period. Effective December 31, 2002, this plan was amended to preclude new participants.

Non-Employee Director Retirement Plan.  Non-employee directors who have completed at least five years of service have been eligible to receive ten years of monthly retirement benefits equal to the monthly retainer fee received prior to retirement, reduced on a pro-rata basis for fewer than ten years of service under the unfunded Non-Employee Director Retirement Plan. The benefits were accrued over the vesting periods. Effective October 1, 2006, this plan was eliminated for new directors. The individual retirement plan balances were frozen at October 31, 2006 and transferred to other plans in 2007 as described below. The value of retirement benefits under the Non-Employee Director Retirement Plan was $1.8 million at October 31, 2006.

Director Deferred Compensation Plan.  On October 23, 2006, the Board of Directors adopted an unfunded Director Deferred Compensation Plan effective October 31, 2006. Directors were given the option to convert their interests in the Non-Employee Director Retirement Plan to the Director Deferred Compensation Plan or to restricted stock units (RSUs). On November 1, 2006, $1.1 million was converted from the Non-Employee Director Retirement Plan to the Director Deferred Compensation Plan.

Directors who elected to receive RSUs will be granted the number of RSUs under the ABM 2006 Equity Incentive Plan determined by dividing the amount of retirement benefits by the fair market value of ABM common stock on the date of the 2007 annual meeting of the stockholders of the Company. The balance to be converted in 2007 from the Non-Employee Director Retirement Plan to RSUs for directors who made this election is $0.7 million.

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

Benefit Obligations

	Defined Benefit Plans at October 31,		Post-Retirement Benefit Plan at October 31,
(in thousands)	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$8,061	$9,679	$4,802	$4,492
Service cost	312	199	30	39
Interest cost	344	539	247	271
Amortization of actuarial loss	111	43	—	—
Termination benefits accrued upon divestiture	—	93	—	—
Benefits paid	(1,022)	(2,492)	—	—

Benefit obligation at end of year	$7,806	$8,061	$5,079	$4,802

Components of Net Period Benefit Cost

The components of net periodic benefit cost of the defined benefit retirement plans and the post-retirement benefit plan for the years ended October 31, 2006, 2005 and 2004 were:

(in thousands)	2006	2005	2004

Defined Benefit Plans
Service cost	$312	$199	$492
Interest	344	539	759
Amortization of actuarial loss	111	43	—

Net expense	$767	$781	$1,251

Post-Retirement Benefit Plan
Service cost	$30	$39	$40
Interest	247	271	275

Net expense	$277	$310	$315

Assumptions

The weighted average rate assumptions used to determine benefit obligations and net periodic benefit cost for the years ended October 31, 2006, 2005 and 2004 were:

	Defined Benefit Plans			Post-Retirement Benefit Plan
	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	1.24%	0.87%	1.25%	3.50%	3.00%	3.00%

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

The following table illustrates estimated future benefit payments, which are calculated using the same assumptions used to measure the Company’s benefit obligation and are based upon expected future service:

	Defined	Post-Retirement
(in thousands)	Benefit Plans	Benefit Plan

2007	$1,449	$248
2008	653	243
2009	662	247
2010	927	251
2011	515	258
2012-2016	2,170	1,443

Deferred Compensation Plan

The Company has an unfunded deferred compensation plan available to executive, management, administrative or sales employees whose annualized base salary exceeds $100,000. The plan allows employees to defer from 1% to 20% of their pre-tax compensation. The deferred amount earns interest equal to the prime interest rate on the last day of the calendar quarter up to 6%. If the prime rate exceeds 6%, the deferred compensation interest rate is equal to 6% plus one half of the excess over 6%. The average interest rates credited to the deferred compensation amounts for 2006, 2005 and 2004 were 6.98%, 5.99% and 4.35%, respectively. At October 31, 2006, there were 64 active participants and 35 retired or terminated employees participating in the plan.

(in thousands)	2006	2005	2004

Deferred compensation liability at beginning of year	$9,955	$11,198	$10,315
Employee contributions	681	1,034	1,222
Interest accrued	649	594	470
Payments	(1,869)	(2,871)	(809)

Deferred compensation liability at end of year	$9,416	$9,955	$11,198

Pension Plan Under Collective Bargaining

Certain qualified employees of the Company are covered under union-sponsored multi-employer defined benefit plans. Contributions paid for these plans were $34.5 million, $34.4 million and $33.5 million in 2006, 2005 and 2004, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

7.	LEASE COMMITMENTS AND RENTAL EXPENSE

The Company is contractually obligated to make future payments under noncancelable operating lease agreements for various facilities, vehicles, and other equipment. As of October 31, 2006, future minimum lease comitments under noncancelable operating leases for the succeeding fiscal years are as follows:

(in thousands)

2007	$34,168
2008	24,944
2009	19,339
2010	13,198
2011	10,327
Thereafter	27,805

Total minimum lease comitments	$129,781

Rental expense for continuing operations for the years ended October 31, 2006, 2005 and 2004 were as follows:

(in thousands)	2006	2005	2004

Minimum rentals under noncancelable leases	$50,364	$54,019	$57,935
Contingent rentals	35,806	33,809	32,697
Short-term rental agreements	9,737	9,519	4,726

	$95,907	$97,347	$95,358

Contingent rentals are applicable to leases of parking lots and garages and are based on percentages of the gross receipts or other financial parameters attributable to the related facilities.

8.	OTHER COMMITMENTS

On September 29, 2006, the Company entered into a services agreement with International Business Machines Incorporated (IBM) that became effective October 1, 2006, pursuant to which IBM will provide to the Company substantially all of the information technology infrastructure and services provided in 2006 by in-house equipment and personnel.

The services that IBM will provide include data center, server, network and workstation operations, as well as help desk, applications management and support, and disaster recovery services. The base fee for these services is approximately $117 million over the initial term of 7 years and 3 months. ABM and IBM may expand the services covered by the service agreement at rates set forth in the services agreement, or later agreed to by the parties, which would increase costs. As of October 31, 2006, future commitments under the service agreement with IBM for the succeeding fiscal years are as follows:

(in thousands)

2007	$22,511
2008	16,485
2009	15,532
2010	14,878
2011	14,005
Thereafter	29,485

Total	$112,896

9.	CAPITAL STOCK

Treasury Stock

Under a series of Board of Directors’ authorizations, the Company has made the following repurchases of ABM common stock: year ended October 31, 2004, 600,000 shares at a cost of $11.1 million (an average price of $18.50 per share); year ended October 31, 2005, 1,600,000 shares at a cost of $31.3 million (an average price of $19.57 per share); and year ended October 31, 2006, 1,428,500 shares at a cost of $26.0 million (an average price of $18.17 per share). At October 31, 2006, the then-existing authorization for additional repurchases expired.

Preferred Stock

ABM is authorized to issue 500,000 shares of preferred stock. None of these preferred shares are currently issued.

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

10.	SHARE-BASED COMPENSATION PLANS

The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for the year ended October 31, 2006 were as follows.

(in thousands)	2006

Share-based compensation expense recognized in selling, general and administrative expenses before income taxes	$3,244
Income tax benefit	684

Total share-based compensation expense after income taxes	$2,560

Total share-based compensation expense after income taxes — per common share
Basic	$0.05
Diluted	$0.05

Share-based compensation expense of $42,000 was recorded in 2005 due to the accelerated vesting of options in connection with an employee termination. No share-based compensation expense was recorded in 2004.

The Company has five stock incentive plans, which are described below. The Company also has an employee stock purchase plan.

2006 Equity Incentive Plan

On May 2, 2006, the stockholders of ABM approved the 2006 Equity Incentive Plan (the 2006 Equity Plan), which replaced the Time-Vested Incentive Stock Option Plan (the Time-Vested Plan), the 1996 Price-Vested Performance Stock Option Plan (the 1996 Plan) and the 2002 Price-Vested Performance Stock Option Plan (the 2002 Plan and collectively with the Time-Vested Plan and the 1996 Plan, the Prior Plans), which are further described below, all in advance of their expirations. The purpose of the 2006 Equity Plan is to provide stock-based compensation to employees and directors to promote close alignment among the interests of employees, directors and stockholders. The 2006 Equity Plan provides for the issuance of awards for 2,500,000 shares of ABM’s common stock plus the remaining shares authorized under the Prior Plans as of May 2, 2006, plus forfeitures under the Prior Plans after that date. The terms and conditions governing existing options under the Time-Vested Plan, the 1996 Plan and the 2002 Plan will continue to apply to the options outstanding under those plans. The 2006 Equity Plan is an “omnibus” plan that provides for a variety of equity and equity-based award vehicles, including stock options, stock appreciation rights, restricted stock, restricted stock unit awards, performance shares, and other share-based awards. Shares subject to awards that terminate without vesting or exercise may be reissued. Certain of the awards available under the 2006 Equity Plan will qualify as “performance-based” compensation under Internal Revenue Code Section 162(m) (Section 162(m)).

In October 2006, ABM made its first awards under the 2006 Equity Plan consisting of 130,450 nonqualified stock options, 236,375 restricted stock units, and 124,654 performance shares.

The nonqualified stock options have an exercise price of $18.71 per share, will vest as to 25% of the underlying shares on each of the next four anniversaries of the award and expire in 7 years. As of October 31, 2006, the outstanding options have a weighted average remaining contractual life of 6.93 years and an aggregate intrinsic value of $150,018.

As of October 31, 2006, there was $478,134 of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the 2006 Equity Plan, which is expected to be recognized on a straight-line basis over a weighted-average vesting period of 2.35 years. The total compensation cost related to options recognized during the year ended October 31, 2006, was $10,173.

Restricted stock units, issued in October 2006, will be settled in shares of ABM common stock with respect to 50% of the underlying shares on the second anniversary of the award and 50% on the fourth anniversary of the award. 4,023 restricted stock units were forfeited by October 31, 2006.

As of October 31, 2006, there was $3.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to restricted stock units under the 2006 Equity Plan, which is expected to be recognized on a straight-line basis over a weighted-average vesting period of 2.35 years. The total compensation cost related to restricted stock units under the 2006 Equity Plan recognized during the year ended October 31, 2006 was $73,381.

Performance shares consist of a contingent right to acquire shares of ABM common stock based on performance targets adopted by the Compensation Committee; in these awards the number of performance shares will vest based on gross margin and revenue targets for the two-year period beginning November 1, 2006 and ending October 31, 2008. Assuming minimums for both are met, vesting of 50% to 100% of the indicated shares will occur depending on the combination of gross margin and revenue achieved.

As of October 31, 2006, there was $1.9 million of total unrecognized compensation cost (net of estimated forfeitures) related to performance shares which is expected to be recognized on a straight-line basis over a weighted average vesting period of 1.24 years. The total compensation cost related to performance shares under the 2006 Equity Plan recognized during the year ended October 31, 2006, was $84,590.

The grant date fair value of the restricted stock units and performance shares was $18.71, the then market price of ABM common stock. Restricted stock units, restricted stock, and performance shares will be credited with dividend equivalent rights which will be converted to restricted stock units, restricted stock or performance shares, as applicable, at the fair market value of ABM common stock on the date of payment and will be subject to the same terms and conditions as the underlying award.

At October 31, 2006, 3,832,035 shares were available for award under the 2006 Equity Plan.

“Time-Vested” Incentive Stock Option Plan

Under the Time-Vested Plan, the options become exercisable at a rate of 20% of the shares per year beginning one year after date of grant and terminate no later than ten years plus one month after date of grant. On May 2, 2006, the remaining 254,142 shares authorized under this plan became available for grant under the 2006 Equity Plan, as will forfeitures after that date.

The status of the Time-Vested Plan at October 31, 2006, is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(in thousands)	per Share	(in years)	(in thousands)

Outstanding at October 31, 2005	2,285	$15.42

Granted	270	20.06

Exercised	244	10.83

Forfeited or expired	52	15.70

Outstanding at October 31, 2006	2,259	$16.47	5.68	$8,281

Vested and Exercisable at October 31, 2006	1,360	$14.99	4.25	$6,740

As of October 31, 2006, there was $2.6 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the Time-Vested Plan which is expected to be recognized on a straight-line basis over a weighted-average vesting period of 1.86 years. The total compensation cost related to stock options under the Time-Vested Plan recognized during the year ended October 31, 2006, was $1.4 million.

“Price-Vested” Performance Stock Option Plans

ABM has two Price-Vested Plans, the 1996 Plan and the 2002 Plan. The two plans are substantially similar. Each option has pre-defined vesting prices that provide for accelerated vesting, which were established by ABM’s Compensation Committee. Under each form of option agreement, if, at the end of four years, any of the stock price performance targets are not achieved, then the remaining options would vest at the end of eight years from the date the options were granted. Options vesting during the first year following grant do not become exercisable until after the first anniversary of grant. The options expire ten years after the date of grant. On May 2, 2006, the remaining 2,350,963 shares authorized under these plans became available for grant under the 2006 Equity Plan, as will forfeitures after this date.

The status of the Price-Vested Plans at October 31, 2006, is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(in thousands)	per Share	(in years)	(in thousands)

Outstanding at October 31, 2005	2,807	$16.07

Granted	18	19.98

Exercised	217	10.50

Forfeited or expired	88	15.33

Outstanding at October 31, 2006	2,520	$16.61	6.06	$8,291

Vested and Exercisable at October 31, 2006	917	$14.94	3.56	$4,513

As of October 31, 2006, there was $3.6 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the Price-Vested Plans, which is expected to be recognized on a straight-line basis over a weighted-average vesting period of 3.25 years. The total compensation cost related to stock options under the Price-Vested Plans recognized during the year ended October 31, 2006, was $0.7 million.

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

The status of the Age-Vested Plan at October 31, 2006, is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(in thousands)	per Share	(in years)	(in thousands)

Outstanding at October 31, 2005	986	$12.82

Granted	—	—

Exercised	102	11.13

Forfeited or expired	80	13.33

Outstanding at October 31, 2006	804	$12.98	9.66	$5,529

Vested and Exercisable at October 31, 2006	168	$10.41	2.44	$1,583

As of October 31, 2006, there was $0.7 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the Age-Vested Plan which is expected to be recognized on a straight-lined basis over a weighted-average vesting period of 5.22 years. The total compensation cost related to stock options under the Age-Vested Plan recognized during the year ended October 31, 2006, was $0.1 million.

The total intrinsic value of the options for 563,614, 1,248,033, and 802,728 shares exercised during the years ended October 31, 2006, 2005, and 2004, was $4.4 million, $11.7 million, and $6.1 million, respectively. The fair value of options that vested during the year ended October 31, 2006 was $2.4 million.

The Company settles employee stock option exercises, restricted stock unit conversions, and performance share issuances with newly issued common shares.

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation during the years ended October 31, 2005 and 2004:

(in thousands except per share amounts)	2005	2004

Net income, as reported	$57,941	$30,473
Deduct: Stock-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	3,349	3,075

Net income, pro forma	$54,592	$27,398

Net income per common share — Basic
As reported	$1.17	$0.63
Pro forma	$1.11	$0.57
Net income per common share — Diluted
As reported	$1.15	$0.61
Pro forma	$1.08	$0.56

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company uses an outside expert to determine the assumptions used in the option valuation model. The Company estimates forfeiture rates based on historical data and adjusts the rates periodically or as needed. The adjustment of the forfeiture rate may result in a cumulative adjustment in any period the forfeiture rate estimate is changed. During the year ended October 31, 2006, no adjustment was necessary.

The assumptions used in the option valuation model for the years ended October 31, 2006, 2005 and 2004 are shown in the table below:

	2006	2005	2004

Expected life from the date of grant	6.2 years	8.9 years	7.4 years
Expected stock price volatility average	26.0%	23.5%	24.9%
Expected dividend yield	2.1%	2.2%	2.3%
Risk-free interest rate	4.5%	4.1%	3.7%
Weighted average fair value of grants	$5.37	$5.27	$4.40

The expected life for options granted under the Time-Vested Plan is based on observed historical exercise patterns. The expected life for options granted under the 2006 Equity Plan is based on observed historical exercise patterns of the previously granted Time-Vested Plan options adjusted to reflect the change in vesting and expiration dates. The expected life for options granted under the 1996 Plan and the 2002 Plan is calculated using the simplified method in accordance with SAB 107. The simplified method was calculated as the vesting term plus the contractual term divided by two. The vesting term of the 1996 Plan and the 2002 Plan options was derived using a Monte Carlo Simulation due to the market condition affecting the exercisability of these options. The expected volatility is based on considerations of implied volatility from publicly traded and quoted options on ABM’s common stock and the historical volatility of ABM’s common stock. The risk-free interest rate is based on the continuous compounded yield on U.S. Treasury Constant Maturity Rates with a remaining term equal to the expected term of the option. The dividend yield is based on the historical dividend yield over the expected term of the options granted.

Employee Stock Purchase Plan

In 1985, ABM adopted an employee stock purchase plan under which participants could purchase shares of ABM common stock at the lesser of 85% of the fair market value at the commencement of each plan year or 85% of the fair market value on the date of purchase. Employees could designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. The weighted average fair value of the purchase price rights granted in 2004 was $4.29. During 2004, the number of shares of stock issued under the plan was 87,510 and was issued at a weighted average price of $11.72. The aggregate purchase for 2004 was $1.0 million. The plan terminated upon issue of all available shares in November 2003.

On March 9, 2004, the stockholders of ABM approved the 2004 Employee Stock Purchase Plan under which an aggregate of 2,000,000 shares may be issued. Through April 30, 2006, the participant’s purchase price was 85% of the lower of the fair market value of ABM’s common stock on the first day of each six-month period in the fiscal year (i.e., May and November, or in the case of the first offering period, the price on August 1, 2004) or the last trading day of each month. Effective May 1, 2006, the purchase price became 95% of the fair market value of ABM common stock on the last trading day of the month. Accordingly, the plan is no longer considered compensatory and the value of the awards will no longer be treated as share-based compensation expense. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase.

The weighted average fair values of the purchase rights granted in 2006, 2005 and 2004 under the new plan were $2.19, $3.70 and $3.41, respectively. During 2006, 2005 and 2004, 433,046, 562,826 and 77,251 shares of stock were issued under the plan at a weighted average price of $16.15, $15.83 and $15.25, respectively. The aggregate purchases for 2006, 2005 and 2004 were $7.0 million, $8.9 million and $1.2 million, respectively. The share-based compensation cost recognized during 2006 associated with these shares was $0.8 million. Because of changes to the plan described above, beginning in the third quarter of 2006, the value of the awards is no longer treated as share-based compensation and no share-based compensation expense was recognized effective May 1, 2006. At October 31, 2006, 866,352 shares remained unissued under the plan.

11.  INCOME TAXES

The income taxes provision for continuing operations is made up of the following components for each of the years ended October 31:

(in thousands)	2006	2005	2004

Current
Federal	$43,409	$22,231	$22,732
State	13,931	2,052	4,799
Foreign	39	50	85
Deferred
Federal	5,304	(2,621)	(7,633)
State	1,853	(880)	(4,631)

	$64,536	$20,832	$15,352

An income tax expense of $34.9 million was recorded in the fourth quarter of 2006 attributable to the WTC settlement gain. A $1.1 million income tax benefit, mostly from the reversal of state tax liabilities for closed years, was recorded in 2006. However, this was offset by $1.1 million in income tax expense primarily arising from the adjustment of the valuation allowance for state net operating loss carryforwards and the adjustment of the income tax liability accounts after filing the 2005 tax returns and amendments of prior year returns. A $2.7 million income tax benefit was recorded in the second quarter of 2005 resulting from the favorable settlement of the audit of prior years’ state tax returns (tax years 2000 to 2003).

Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. statutory rates to pre-tax income from continuing operations as a result of the following for the years ended October 31:

	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
State and local taxes on income, net of federal tax benefit	6.5%	4.3%	4.3%
Tax credits	(2.4)%	(6.7)%	(6.6)%
Tax liability no longer required	(0.6)%	(4.2)%	—
Nondeductible expenses and other — net	2.4%	4.0%	1.4%

	40.9%	32.4%	34.1%

The increase in the state and local tax rate in 2006 is largely due to the higher tax rates in the jurisdictions in which the WTC settlement gain is subject to state income taxation.

Included in the tax credits that the Company generated in the years presented above are Work Opportunity, Enterprise Zone and Low Income Housing tax credits. The decrease in 2006 is due to the expiration of the Work Opportunity Tax Credit program at December 31, 2005. The extender bill for the program was approved by Congress on December 9, 2006 and signed by the President on December 20, 2006.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31 are presented below:

(in thousands)	2006	2005

Deferred tax assets:
Self-insurance claims	$75,814	$77,329
Deferred and other compensation	18,112	16,577
Accounts receivable allowances	3,938	3,146
Settlement liabilities	385	3,481
State taxes	1,533	1,010
State net operating loss carryforwards	1,998	1,277
Other	6,231	5,913

	108,011	108,733
Valuation allowance	(1,461)	(241)

Total gross deferred tax assets	106,550	108,492

Deferred tax liabilities:
Goodwill and other acquired intangibles	(20,091)	(14,114)
Deferred software development cost	(395)	(1,157)

Total gross deferred tax liabilities	(20,486)	(15,271)

Net deferred tax assets	$86,064	$93,221

At October 31, 2006, the Company’s net deferred tax assets included a tax benefit from state net operating loss carryforwards of $2.0 million. The state net operating loss carryforwards will expire between the years 2007 and 2026.

The Company periodically reviews its deferred tax assets for recoverability. The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards which management believes are not likely to be realized. The Company believes that the net deferred tax assets are considered more likely than not to be realizable based on estimates of future taxable income.

The increase in the valuation allowance in 2006 results from management’s revised estimate after considering the likelihood of future utilization of the state net operating loss carryforwards. Details of the valuation allowance at October 31 are as follows:

(In thousands)	2006	2005

Valuation allowance at the beginning of the year	$241	$—
Additions	1,220	241

Valuation allowance at the end of the year	$1,461	$241

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

Cash paid for acquisitions, including initial payments and contingent amounts based on subsequent performance, was $10.0 million, $26.9 million and $54.2 million in the years ended October 31, 2006, 2005 and 2004, respectively. Of those payment amounts, $4.6 million, $11.7 million and $9.9 million were the contingent amounts paid in the years ended October 31, 2006, 2005 and 2004, respectively, on earlier acquisitions as provided by the respective purchase agreements. In addition, shares of ABM’s common stock with a fair market value of $3.5 million at the date of issuance were issued in the year ended October 31, 2005 as payment for a business acquired.

The Company made the following acquisitions during the year ended October 31, 2006:

On November 1, 2005, the Company acquired substantially all of the operating assets of Brandywine Building Services, Inc., a facility services company based in Wilmington, Delaware, for approximately $3.6 million in cash. Additional cash consideration of approximately $2.4 million is expected to be paid based on the financial performance of the acquired business over the next four years. With annual revenues in excess of $9.0 million, Brandywine Building Services, Inc. was a provider of commercial office cleaning and specialty cleaning services throughout Delaware, southeast Pennsylvania and south New Jersey. Of the total initial payment, $3.0 million was allocated to customer relationship intangible assets (amortized over a useful life of 14 years under the sum-of-the-year-digits method), $0.5 million to goodwill and $0.1 million to other assets. As of October 31, 2006, no contingent payment has been made.

On November 27, 2005, the Company acquired substantially all of the operating assets of Fargo Security, Inc., a security guard services company based in Miami, Florida, for an initial payment of approximately $1.2 million in cash plus an additional payment of $0.4 million based on the revenue retained by the acquired business over the 90 days following the date of acquisition. With annual revenues in excess of $6.5 million, Fargo Security, Inc. was a provider of contract security guard services throughout the Miami metropolitan area. Of the total initial payment, $1.0 million was allocated to customer relationship intangible assets (amortized over a useful life of five years under the sum-of-the- year-digits method), and $0.2 million to goodwill. The final contingent payment of $0.4 million made in 2006 was allocated to goodwill.

On December 11, 2005, the Company acquired substantially all of the operating assets of MWS Management, Inc., dba Protector Security Services, a security guard services company based in St. Louis, Missouri, for an initial payment of approximately $0.6 million in cash plus an additional payment of $0.3 million based on the revenue retained by the acquired business over the 90 days following the date of acquisition. With annual revenues in excess of $2.6 million, Protector Security Services was a provider of contract security guard services throughout the St. Louis metropolitan area. Of the total initial payment, $0.6 million was allocated to customer relationship intangible asset (amortized over a useful life of six years under the sum-of-the-year-digits method). The final contingent payment made in 2006 of $0.3 million was allocated to goodwill.

The Company made the following acquisitions during the year ended October 31, 2005:

On November 1, 2004, the Company acquired substantially all of the operating assets of Sentinel Guard Systems (Sentinel), a Los Angeles-based company, from Tracerton Enterprises, Inc. Sentinel, with annual revenues in excess of $13.0 million, was a provider of security officer services primarily to high-rise, commercial and residential structures. In addition to its Los Angeles business, Sentinel also operated an office in San Francisco. The initial purchase price was $5.3 million, which included a payment of $3.5 million in shares of ABM’s common stock, the assumption of liabilities totaling approximately $1.7 million and $0.1 million of professional fees. Of the total initial payment, $2.4 million was allocated to customer relationship intangible assets (amortized over a useful life of 13 years under the sum-of-the-year-digits method), $0.1 million to trademarks and trade names (amortized over a useful life of six months under the straight-line method), $1.3 million to customer accounts receivable and other assets, and $1.5 million to goodwill.

Additionally, because of the tax-free nature of this transaction to the seller, the Company recorded a $1.0 million deferred tax liability on the difference between the recorded fair market value and the seller’s tax basis of the net assets acquired. Goodwill was increased by the same amount. Additional consideration includes contingent payments, based on achieving certain revenue and profitability targets over a three-year period, estimated to be between $0.5 million and $0.75 million per year, payable in shares of ABM’s common stock. As of October 31, 2006, no contingent payment has been made.

On December 22, 2004, the Company acquired the operating assets of Colin Service Systems, Inc. (Colin), a facility services company based in New York, for an initial payment of $13.6 million in cash. Under certain conditions, additional consideration may include an estimated $1.9 million payment upon the collection of the acquired receivables and three annual contingent cash payments each for approximately $1.1 million, which are based on achieving annual revenue targets over a three-year period. With annual revenues in excess of $70 million, Colin was a provider of professional onsite management, commercial office cleaning, specialty cleaning, snow removal and engineering services. Of the total initial payment, $3.6 million was allocated to customer relationship intangible assets (amortized over a useful life of eight years under the sum-of-the-year-digits method), $6.4 million to customer accounts receivable and other assets and $3.6 million to goodwill. In 2006, the first annual contingent cash payment of $1.1 million was made, bringing the total purchase price paid to date to $14.7 million. The contingent cash payment of $1.1 million was allocated to goodwill.

On March 4, 2005, the Company acquired the operating assets of Amguard Security and Patrol Services (Amguard), based in Germantown, Maryland, for an initial payment of $1.1 million in cash plus additional payments of $0.3 million based on the revenue retained by the acquired business over the first year following the date of acquisition. With annual revenues in excess of $4.5 million, Amguard was a provider of security officer services, primarily to high-rise, commercial and residential structures. Of the total initial payment, $0.9 million was allocated to customer relationship intangible assets (amortized over a useful life of 12 years under the sum-of-the-year-digits method), $0.1 million to goodwill and $0.1 million to other assets. In 2005 and 2006, contingent cash payments of $0.2 million and $0.1 million that were allocated to goodwill were made, respectively, bringing the total purchase price paid to $1.4 million. The contingent cash payments have been completed.

On August 3, 2005, the Company acquired the commercial janitorial cleaning operations in Baltimore, Maryland, of the Northeast United States Division of Initial Contract Services, Inc., a provider of janitorial services based in New York, for approximately $0.35 million in cash. The acquisition includes contracts with key accounts throughout the metropolitan area of Baltimore and represents over $7.0 million in annual contract revenue. Additional consideration may be paid during the subsequent four years based on financial performance of the acquired business. Of the total initial payment, $0.15 million was allocated to customer relationship intangible assets (amortized over a useful life of 12 years under the sum-of-the-year-digits method), $0.1 million to goodwill, and $0.1 million to other assets. As of October 31, 2006, no contingent payment has been made.

The Company made the following acquisitions during the year ended October 31, 2004:

On March 15, 2004, the Company acquired substantially all of the operating assets of Security Services of America, LLC (SSA LLC), a North Carolina limited liability company and wholly owned subsidiary of SSA Holdings II, LLC. SSA LLC and its subsidiaries, also operating under the names “Silverhawk Security Specialists” and “Elite Protection Services,” provided full service private security and investigative services to a diverse client base that included small, medium and large businesses throughout the Southeast and Midwest regions of the United States. The total acquisition cost included an initial cash payment of $40.7 million, net of liabilities assumed totaling $0.3 million, plus contingent payments equal to 20% to 25% of adjusted earnings before interest and taxes, depending upon the level of actual earnings, for each of the years in the five-year period following the date of acquisition. Of the total initial payment, $7.1 million was allocated to customer relationship intangible assets (amortized over a useful life of 14 years under the sum-of-the-year-digits method), and $2.7 million to trademarks and trade names (amortized over a useful life of five years under the straight-line method). Additionally, $2.2 million of the total purchase price was allocated to fixed and other tangible assets and $29.0 million to goodwill. In 2005, the first annual contingent cash payment of $1.2 million was made, bringing the total purchase price paid to date to $42.2 million. The contingent cash payment of $1.2 million was allocated to goodwill. No contingent payment was made in 2006. See “Related Party Transactions” in Note 1.

On April 2, 2004, the Company acquired a significant portion of the commercial janitorial assets of the Northeast United States Division of Initial Contract Services, Inc., a provider of janitorial services based in New York. The acquisition included key accounts throughout the Northeast region totaling approximately 50 buildings. The total acquisition cost included an initial cash payment of $3.5 million plus annual contingent payments for each of the years in the five-year period following the acquisition date, calculated as follows: 3% of the acquired operation’s revenues for the first and second year, 2% for the third and fourth year, and 1% for the fifth year. Of the total initial payment, $0.9 million was allocated to customer relationship intangible assets (amortized over a useful life of 12 years under the sum-of-the-year-digits method), $1.8 million to accounts receivable and $0.8 million to other assets. In 2006, contingent cash payments of $0.9 million were made, which were allocated to customer relationship intangible assets, bringing the total purchase price paid to date to $4.4 million.

13.	DISCONTINUED OPERATIONS

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

Assets and liabilities of Mechanical included in the accompanying consolidated balance sheet were as follows at May 31, 2005 (before the date of sale of the main portion of Mechanical to Carrier on June 2, 2005):

(In thousands)	May 31, 2005

Trade accounts receivable, net	$9,903
Inventories	2,084
Property, plant and equipment, net	126
Goodwill, net of accumulated amortization	1,952
Other	60

Total assets	14,125

Trade accounts payable	2,292
Accrued liabilities:
Compensation	350
Taxes — other than income	331
Other	989

Total liabilities	3,962

Net assets	$10,163

On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator Services, Inc., which represented the Company’s Elevator segment, to Otis Elevator Company. In June 2005, the Company settled litigation that arose from and was directly related to the operations of Elevator prior to its disposal. An estimated liability of $0.5 million for several Elevator commercial litigation matters had been recorded on the date of disposal. The settlement was less than the estimated liability by $0.2 million, pre-tax. This difference was recorded as income from discontinued operations in 2005. In addition, a $0.9 million benefit was recorded in gain on sale of discontinued operations in 2005, which resulted from the correction of the overstatement of income taxes provided for the gain on sale of assets of the Elevator segment.

The operating results of Mechanical for 2005 and 2004 and the Elevator adjustments in 2005 are shown below. Operating results for 2005 for the portion of Mechanical’s business sold to Carrier are for the period beginning November 1, 2004 through the date of sale, June 2, 2005. Operating results for 2005 for Mechanical’s water treatment business are for the period beginning November 1, 2004 through the date of sale, July 31, 2005.

(In thousands)	2005	2004

Revenues	$24,811	$41,074

Income before income taxes	$273	$1,366
Income taxes	107	537

Income from discontinued operations, net of income taxes	$166	$829

14.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash equivalents approximate fair value due to the short-maturity of these instruments.

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

The Company accrues amounts it believes are adequate to address any liabilities related to litigation or other proceedings that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that litigation or other proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses at October 31, 2006 was $1.3 million.

16.  GUARANTEES AND INDEMNIFICATION AGREEMENTS

The Company has applied the measurement and disclosure provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” agreements that contain guarantee and certain indemnification clauses. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of October 31, 2006 and 2005, the Company did not have any material guarantees that were issued or modified subsequent to October 31, 2002.

However, the Company is party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. Primarily, these agreements are standard indemnification arrangements in its ordinary course of business. Pursuant to these arrangements, the Company may agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally its customers, in connection with any claims arising out of the services that the Company provides. The Company also incurs costs to defend lawsuits or settle claims related to these indemnification arrangements and in most cases these costs are paid from its insurance program. The term of these indemnification arrangements is generally perpetual. Although the Company attempts to place limits on this indemnification reasonably related to the size of the contract, the maximum obligation may not be explicitly stated and, as a result, the maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable.

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

17.	SUBSEQUENT EVENT

On December 12, 2006, ABM’s Board of Directors authorized the purchase of up to 2,000,000 shares of ABM’s outstanding common stock at any time through October 31, 2007.

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

The Company is currently organized into five separate operating segments. Under the criteria of SFAS No. 131, Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. The operating results of the former Mechanical segment are reported separately under discontinued operations and are excluded from the table below. (See Note 13.) All segments are distinct business units. They are managed separately because of their unique services, technology and marketing requirements. Nearly 100% of the operations and related sales are within the United States and no single customer accounts for more than 5% of sales.

The unallocated corporate expenses include the $14.5 million and $5.5 million reduction of insurance reserves in 2006 and 2005, respectively, and the $17.2 million increase in insurance reserves in 2004. (See Note 2.) While virtually all insurance claims arise from the operating segments, these adjustments were recorded as unallocated corporate expense. Had the Company allocated the insurance charge among the segments, the reported pre-tax operating profits of the segments, as a whole, would have been increased by $14.5 million and $5.5 million for 2006 and 2005, respectively, and reduced by $17.2 million for 2004, with an equal and offsetting change to unallocated corporate expenses and therefore no change to consolidated pre-tax earnings. This methodology would also apply to the gains on the settlement of the WTC insurance claims of $80.0 million and $1.2 million in 2006 and 2005, respectively, which were not allocated to the segments.

							Assets
							Held	Consolidated
(In thousands)	Janitorial	Parking	Security	Engineering	Lighting	Corporate	For Sale	Totals

Year ended October 31, 2006

Sales and other income	$1,563,756	$440,033	$307,851	$285,241	$113,014	$2,773	$—	$2,712,668
Gain on insurance claim	—	—	—	—	—	80,000	—	80,000

Total revenues	$1,563,756	$440,033	$307,851	$285,241	$113,014	$82,773	$—	$2,792,668

Operating profit	$81,578	$13,658	$4,329	$16,736	$1,375	$(39,440)	$—	$78,236
Gain on insurance claim	—	—	—	—	—	80,000	—	80,000
Interest expense	—	—	—	—	—	(495)	—	(495)

Income from continuing operations before income taxes	$81,578	$13,658	$4,329	$16,736	$1,375	$40,065	$—	$157,741

Identifiable assets	$416,097	$86,541	$104,174	$69,467	$100,576	$239,419	$—	$1,016,274

Depreciation expense	$5,172	$1,336	$1,230	$67	$1,343	$5,833	$—	$14,981

Intangible amortization expense	$3,030	$464	$2,270	$—	$—	$—	$—	$5,764

Capital expenditures	$4,379	$2,558	$180	$297	$2,003	$4,648	$—	$14,065

Year ended October 31, 2005

Sales and other income	$1,525,565	$409,886	$294,299	$238,794	$116,218	$1,804	$—	$2,586,566
Gain on insurance claim	—	—	—	—	—	1,195	—	1,195

Total revenues	$1,525,565	$409,886	$294,299	$238,794	$116,218	$2,999	$—	$2,587,761

Operating profit	$67,754	$10,527	$3,089	$14,200	$3,805	$(35,300)	$—	$64,075
Gain on insurance claim	—	—	—	—	—	1,195	—	1,195
Interest expense	—	—	—	—	—	(884)	—	(884)

Income from continuing operations before income taxes	$67,754	$10,527	$3,089	$14,200	$3,805	$(34,989)	$—	$64,386

Identifiable assets	$398,361	$87,663	$106,451	$50,875	$94,904	$165,456	$—	$903,710

Depreciation expense	$5,721	$1,113	$677	$41	$1,567	$4,799	$—	$13,918

Intangible amortization expense	$3,189	$555	$1,929	$—	$—	$—	$—	$5,673

Capital expenditures	$4,633	$1,367	$511	$66	$1,809	$9,352	$—	$17,738

							Assets
							Held	Consolidated
(In thousands)	Janitorial	Parking	Security	Engineering	Lighting	Corporate	For Sale	Totals

Year ended October 31, 2004

Sales and other income	$1,442,901	$384,547	$224,715	$209,156	$112,074	$1,756	$—	$2,375,149

Operating profit	$60,574	$9,514	$9,002	$12,096	$2,822	$(47,996)	$—	$46,012
Interest expense	—	—	—	—	—	(1,016)	—	(1,016)

Income from continuing operations before income taxes	$60,574	$9,514	$9,002	$12,096	$2,822	$(49,012)	$—	$44,996

Identifiable assets	$383,566	$78,548	$90,627	$38,715	$85,411	$151,216	$14,441	$842,524

Depreciation expense	$5,237	$1,092	$552	$44	$1,578	$4,521	$—	$13,024

Intangible amortization expense	$2,766	$706	$929	$118	$—	$—	$—	$4,519

Capital expenditures	$5,795	$1,085	$182	$82	$1,524	$2,792	$—	$11,460

19.	QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Quarter
(In thousands, except per share amounts)	First	Second	Third	Fourth	Year

Year ended October 31, 2006
Sales and other income	$666,601	$660,108	$689,275	$696,684	$2,712,668

Gross profit from continuing operations	$60,425	$67,786	$76,841	$86,064	$291,116

Income from continuing operations	$3,990	$10,392	$17,252	$61,571	$93,205
Income from discontinued operations	—	—	—	—	—
Gain on sale of discontinued operations	—	—	—	—	—

	$3,990	$10,392	$17,252	$61,571	$93,205

Net income per common share — Basic
Income from continuing operations	$0.08	$0.21	$0.35	$1.26	$1.90
Income from discontinued operations	—	—	—	—	—
Gain on sale of discontinued operations	—	—	—	—	—

	$0.08	$0.21	$0.35	$1.26	$1.90

Net income per common share — Diluted
Income from continuing operations	$0.08	$0.21	$0.35	$1.24	$1.88
Income from discontinued operations	—	—	—	—	—
Gain on sale of discontinued operations	—	—	—	—	—

	$0.08	$0.21	$0.35	$1.24	$1.88

Year ended October 31, 2005
Sales and other income	$638,165	$639,555	$650,140	$658,706	$2,586,566

Gross profit from continuing operations	$58,708	$60,729	$77,381	$77,061	$273,879

Income from continuing operations	$5,623	$8,843	$20,594	$8,494	$43,554
Income (loss) from discontinued operations	(139)	387	(15)	(67)	166
Gain on sale of discontinued operations	—	—	14,221	—	14,221

	$5,484	$9,230	$34,800	$8,427	$57,941

Net income per common share — Basic
Income from continuing operations	$0.11	$0.18	$0.42	$0.17	$0.88
Income (loss) from discontinued operations	—	0.01	(0.01)	—	—
Gain on sale of discontinued operations	—	—	0.29	—	0.29

	$0.11	$0.19	$0.70	$0.17	$1.17

Net income per common share — Diluted
Income from continuing operations	$0.11	$0.17	$0.41	$0.17	$0.86
Income (loss) from discontinued operations	—	0.01	(0.01)	—	—
Gain on sale of discontinued operations	—	—	0.29	—	0.29

	$0.11	$0.18	$0.69	$0.17	$1.15

	Fiscal Quarter
(In thousands, except per share amounts)	First	Second	Third	Fourth	Year

Year ended October 31, 2004
Sales and other income	$561,635	$580,923	$612,797	$619,794	$2,375,149

Gross profit from continuing operations	$50,668	$54,175	$64,906	$47,763	$217,512

Income from continuing operations	$6,152	$7,280	$12,896	$3,316	$29,644
Income from discontinued operations	183	60	252	334	829
Gain on sale of discontinued operations	—	—	—	—	—

	$6,335	$7,340	$13,148	$3,650	$30,473

Net income per common share — Basic
Income from continuing operations	$0.13	$0.15	$0.26	$0.07	$0.61
Income from discontinued operations	—	—	0.01	0.01	0.02
Gain on sale of discontinued operations	—	—	—	—	—

	$0.13	$0.15	$0.27	$0.08	$0.63

Net income per common share — Diluted
Income from continuing operations	$0.13	$0.15	$0.25	$0.06	$0.59
Income from discontinued operations	—	—	0.01	0.01	0.02
Gain on sale of discontinued operations	—	—	—	—	—

	$0.13	$0.15	$0.26	$0.07	$0.61

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.  As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

b. Management’s Report on Internal Control Over Financial Reporting.  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment and those criteria, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2006. The Company’s independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

c. Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers.  The information required by this item regarding ABM’s executive officers is included in Part I under “Executive Officers of the Registrant.”

Directors.  The information required by this item regarding ABM’s directors is incorporated by reference from the information set forth under the caption “Proposal 1 — Election of Directors” in the Proxy Statement to be used by ABM in connection with its 2007 Annual Meeting of Stockholders.

Audit Committee.  The information required by this item regarding ABM’s Audit Committee and audit committee financial expert is incorporated by reference from the information set forth under the caption “Corporate Governance — Audit Committee” in the Proxy Statement to be used by ABM in connection with its 2007 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information set forth under the caption “Principal Stockholders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used by ABM in connection with its 2007 Annual Meeting of Stockholders.

Code of Business Conduct & Ethics.  The Company has adopted and posted on its Website (www.abm.com) the ABM Code of Business Conduct & Ethics (the “Code of Ethics”) that applies to all directors, officers and employees of the Company, including the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. If any amendments are made to the Code of Ethics or if any waiver, including any implicit waiver, from a provision of the Code of Ethics is granted to the Company’s Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer, the Company will disclose the nature of such amendment or waiver on its Website.

Annual Certification to New York Stock Exchange.  ABM’s common stock is listed on the New York Stock Exchange. As a result, ABM’s Chief Executive Officer is required to make and he has made on May 31, 2006, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the New York Stock Exchange Listed Company Manual stating that he was not aware of any violations by the Company of the New York Stock Exchange corporate governance listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information set forth under the captions “Executive Compensation” contained in the Proxy Statement to be used by ABM in connection with its 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” contained in the Proxy Statement to be used by ABM in connection with its 2007 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information set forth under the captions “Executive Compensation” contained in the Proxy Statement to be used by ABM in connection with its 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information set forth under the caption “Audit Related Matters” contained in the Proxy Statement to be used by ABM in connection with its 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.  Consolidated Financial Statements of ABM Industries Incorporated and Subsidiaries:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — October 31, 2006 and 2005

Consolidated Statements of Income — Years ended October 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended October 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows — Years ended October 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements.

2.  Consolidated Financial Statement Schedule of ABM Industries Incorporated and Subsidiaries:

Schedule II — Consolidated Valuation Accounts — Years ended October 31, 2006, 2005 and 2004.

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
Henrik C. Slipsager
President & Chief Executive Officer and Director
December 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Henrik C. Slipsager

Henrik C. Slipsager,
President & Chief Executive Officer and Director
(Principal Executive Officer)
December 22, 2006

/s/  George B. Sundby

George B. Sundby
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)
December 22, 2006

/s/  Linda Chavez

Linda Chavez, Director
December 22, 2006

/s/  Maryellen C. Herringer

Maryellen C. Herringer,
Chairman of the Board and Director
December 22, 2006

/s/  Henry L. Kotkins, Jr.

Henry L. Kotkins, Jr., Director
December 22, 2006

/s/  Theodore Rosenberg

Theodore Rosenberg, Director
December 22, 2006
/s/  Maria De Martini

Maria De Martini
Vice President, Controller &
Chief Accounting Officer
(Principal Accounting Officer)
December 22, 2006

/s/  Luke S. Helms

Luke S. Helms, Director
December 22, 2006

/s/  Charles T. Horngren

Charles T. Horngren, Director
December 22, 2006

/s/  Martinn H. Mandles

Martinn H. Mandles, Director
December 22, 2006

/s/  William W. Steele

William W. Steele, Director
December 22, 2006

Schedule II

CONSOLIDATED VALUATION ACCOUNTS

	Balance	Charges to	Write-offs	Reclassification	Balance
	Beginning	Costs and	Net of	to Sales	End of
(in thousands)	of Year	Expenses	Recoveries	Allowance	Year

Allowance for doubtful accounts Years ended October 31,
2006	$6,148	$341	$(2,386)	$—	$4,103
2005	8,212	1,112	(1,392)	(1,784)	6,148
2004	5,945	4,482	(2,215)	—	8,212

				Reclassification
	Balance	Charges to	Write-offs	from Allowance	Balance
	Beginning	Costs and	Net of	For Doubtful	End of
(in thousands)	of Year	Expenses	Recoveries	Accounts	Year

Sales allowance Years ended October 31,
2006	$1,784	$32,987	$(30,833)	$—	$3,938
2005	—	—	—	1,784	1,784

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

At October 31, 2006, the Company had a current receivable of $3.4 million from SSA LLC, included in prepaid expenses and other current assets. This receivable was fully reserved at October 31, 2005. In the third quarter of 2006, the reserve was reduced based on information received from SSA LLC. At October 31, 2006, a valuation reserve of $2.4 million offset the receivable. See “Related Party Transactions” in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

     EXHIBIT INDEX

		Incorporated by Reference

Exhibit
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Sales Agreement, dated as of May 27, 2005, by and among ABM Industries Incorporated, CommAir	10-Q	001-08929	2.1	September 9, 2005
3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated November 25, 2003	10-K	001-08929	3.1	January 14, 2004
3.2	Bylaws, as amended January 28, 2004	10-Q	001-08929	3.2	March 10, 2005
4.1	Rights Agreement, dated as of March 17, 1998, between the Company and Chase Mellon Shareholder Services, LLC, as Rights Agent	8-A12B	001-08929	1	March 18, 1998
4.2	First Amendment to Rights Agreement, dated as of May 6, 2002, between ABM Industries Incorporated and Mellon Investor Services LLC, as successor Rights Agent	10-K	001-08929	10.77	December 17, 2002
10.1*	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated as of January 11, 2005	10-Q	001-08929	10.1	March 10, 2005
10.2*	Time-Vested Incentive Stock Option Plan, as amended and restated as of June 7, 2005	10-Q	001-08929	10.1	September 9, 2005
10.3*	1996 Price-Vested Performance Stock Option Plan, as amended and restated as of January 11, 2005	10-Q	001-08929	10.4	March 10, 2005
10.4*	2002 Price-Vested Performance Stock Option Plan, as amended and restated as of June 7, 2005	10-Q	001-08929	10.2	September 9, 2005
10.5*	2006 Equity Incentive Plan, as amended September 6, 2006	10-Q	001-08929	10.4	September 8, 2006
10.6*	Form of Restricted Stock Unit Agreement for Directors — 2006 Equity Incentive Plan	10-Q	001-08929	10.5	September 8, 2006
10.7*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan	10-Q	001-08929	10.6	September 8, 2006
10.8*‡	Deferred Compensation Plan, as amended October 19, 2000
10.9*	Service Award Benefit Plan, as amended and restated April 2005	10-Q	001-08929	10.4	June 9, 2005
10.10*	Supplemental Executive Retirement Plan as amended December 6, 2004	10-Q	001-08929	10.11	March 10, 2005
10.11*	Director Retirement Plan Distribution Election Form, as revised June 16, 2006	10-Q	001-08929	10.1	September 8, 2006
10.12*	Director Stock Ownership and Retention Guidelines	10-Q	001-08929	10.3	September 8, 2006
10.13*	Form of Indemnification Agreement for Directors	10-K	001-08929	10.13	January 14, 2005
10.14*	Arrangements With Non-Employee Directors	10-Q	001-08929	10.2	September 8, 2006
10.15*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005
10.16*‡	Deferred Compensation Plan for Non-Employee Directors

		Incorporated by Reference

Exhibit
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.17*	Executive Employment Agreement with Henrik C. Slipsager as of June 7, 2005	10-Q	001-08929	10.3	September 9, 2005
10.18*‡	Statement of Terms and Conditions Applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan
10.19*	Executive Employment Agreement with James P. McClure as of July 12, 2005	10-Q	001-08929	10.4	September 9, 2005
10.20*	Executive Employment Agreement with George B. Sundby as of July 12, 2005	10-Q	001-08929	10.5	September 9, 2005
10.21*	Executive Employment Agreement with Steven M. Zaccagnini as of July 12, 2005	10-Q	001-08929	10.6	September 9, 2005
10.22*	Executive Employment Agreement with Linda S. Auwers as of September 20, 2005	10-K	001-08929	10.22	March 29, 2006
10.23*	Form of Employment Agreement for Senior Vice Presidents and Executives not otherwise listed	10-K	001-08929	10.23	March 29, 2006
10.24*	Form of Employment Agreement for Vice President and Executives not otherwise listed	10-K	001-08929	10.24	March 29, 2006
10.25*	Severance Agreement with Henrik C. Slipsager dated as of December 13, 2005	10-K	001-08929	10.25	March 29, 2006
10.26*	Form of Severance Agreement with James P. McClure, George B. Sundby, Steven M. Zaccagnini and Linda S. Auwers dated as of December 13, 2005	10-K	001-08929	10.26	March 29, 2006
10.27*	Description of 2006 Base Salary and Performance Incentive Program	10-K	001-08929	10.27	March 29, 2006
10.28*	2006 Base Salary and Performance Incentive Program: Chief Executive Officer	10-Q	001-08929	10.2	April 7, 2006
10.29*	ABM Executive Officer Incentive Plan	8-K	001-08929	99.2	May 5, 2006
10.30*‡	Form of Non-Qualified Stock Option Agreement — 2006 Equity Plan
10.31*‡	Form of Restricted Stock Agreement — 2006 Equity Plan
10.32*‡	Form of Restricted Stock Unit Agreement — 2006 Equity Plan
10.33*‡	Form of Performance Share Agreement — 2006 Equity Plan
10.34	Credit Agreement, dated as of May 25, 2005, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	10-Q	001-08929	10.5	June 9, 2005
10.35	Settlement Agreement and Release of All Claims with IAH-JFK Airport Parking Co., LLC dated February 15, 2006	10-Q	001-08929	10.1	April 7, 2006

Incorporated by Reference

Exhibit
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.36‡	Master Professional Services Agreement with International Business Machines (“IBM”) effective October 1, 2006
21.1‡	Subsidiaries of the Registrant
23.1‡	Consent of the Independent Registered Public Accounting Firm
31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement

‡	Indicates filed herewith

†	Indicates furnished herewith