Form 10-Q
period 2007-01-31
ABM INDUSTRIES INC /DE/
filed 2007-03-09
CIK 771497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock outstanding as of February 28, 2007: 48,951,375.

ABM INDUSTRIES INCORPORATED
FORM 10-Q
For the three months ended January 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
(in thousands, except share amounts)	2007	2006

	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$90,665	$134,001

Trade accounts receivable	391,944	392,018
Less: Allowances	(7,943)	(8,041)

Accounts receivable, net	384,001	383,977

Inventories	23,356	22,783
Deferred income taxes	45,037	43,945
Prepaid expenses and other current assets	59,525	47,035
Prepaid income taxes	3,765	—

Total current assets	606,349	631,741

Long-term receivables	13,455	14,097

Property, plant and equipment, at cost
Land and buildings	4,137	4,131
Transportation equipment	14,673	14,659
Machinery and other equipment	84,686	82,405
Leasehold improvements	17,499	17,827

	120,995	119,022
Less: Accumulated depreciation	(89,540)	(86,837)

Property, plant and equipment, net	31,455	32,185

Goodwill, net of accumulated amortization	251,079	247,888

Other intangibles, at cost	39,497	39,431
Less: Accumulated amortization	(16,715)	(15,550)

Other intangibles, net	22,782	23,881

Deferred income taxes	41,377	42,120
Other assets	26,594	24,362

Total assets	$993,091	$1,016,274

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
(in thousands, except share amounts)	2007	2006

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$66,890	$66,336
Income taxes payable	1,363	36,712
Accrued liabilities:
Compensation	74,136	78,673
Taxes — other than income	26,532	20,587
Insurance claims	62,705	66,364
Other	50,509	50,613

Total current liabilities	282,135	319,285

Retirement plans and other non-current liabilities	27,417	26,917
Insurance claims	132,029	128,825

Total liabilities	441,581	475,027

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,897,560 and 55,663,472 shares issued at January 31, 2007 and October 31, 2006, respectively	560	557
Additional paid-in capital	233,604	225,796
Accumulated other comprehensive (loss) income	(166)	149
Retained earnings	439,850	437,083
Cost of treasury stock (7,028,500 shares)	(122,338)	(122,338)

Total stockholders’ equity	551,510	541,247

Total liabilities and stockholders’ equity	$993,091	$1,016,274

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31

(in thousands, except per share data)	2007	2006

	(Unaudited)
Revenues
Sales and other income	$703,549	$666,601

Expenses
Operating expenses and cost of goods sold	630,105	606,176
Selling, general and administrative	58,613	52,893
Intangible amortization	1,340	1,578
Interest	133	123

Total expenses	690,191	660,770

Income before income taxes	13,358	5,831
Income taxes	4,654	1,841

Net income	$8,704	$3,990

Net income per common share
Basic	$0.18	$0.08
Diluted	$0.18	$0.08

Average common and common equivalent shares
Basic	48,766	49,185
Diluted	49,736	50,087

Dividends declared per common share	$0.12	$0.11
The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31

(in thousands)	2007	2006

	(Unaudited)
Cash flows from operating activities:
Net income	$8,704	$3,990
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,891	5,127
Share-based compensation expense	2,963	1,160
Provision for bad debt	859	762
Gain on sale of assets	(381)	(112)
Increase in deferred income taxes	(349)	(208)
Increase in trade accounts receivable	(883)	(20,828)
(Increase) decrease in inventories	(573)	419
Increase in prepaid expenses and other current assets	(12,158)	(8,061)
Increase in other assets and long-term receivables	(1,556)	(467)
(Increase) decrease in net income taxes	(39,114)	1,396
Increase (decrease) in retirement plans and other non-current liabilities	500	(364)
(Decrease) increase in insurance claims	(455)	3,901
Increase in trade accounts payable and other accrued liabilities	1,543	1,369

Total adjustments to net income	(44,713)	(15,906)

Net cash used in operating activities	(36,009)	(11,916)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,441)	(3,799)
Proceeds from sale of assets	669	269
Purchase of businesses	(2,975)	(7,069)
Other	—	(221)

Net cash used in investing activities	(5,747)	(10,820)

Cash flows from financing activities:
Common stock issued	4,275	3,447
Dividends paid	(5,855)	(5,409)

Net cash used in financing activities	(1,580)	(1,962)

Net decrease in cash and cash equivalents	(43,336)	(24,698)
Cash and cash equivalents at beginning of period	134,001	56,793

Cash and cash equivalents at end of period	$90,665	$32,095

Supplemental Data:
Cash paid for income taxes	$43,301	$307
Tax benefit from exercise of options	$822	$338
Cash received from exercise of options	$3,453	$3,109
Non-cash investing activities:
Common stock issued for business acquired	$491	$—

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. General
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments necessary to present fairly ABM Industries Incorporated (ABM) and subsidiaries’ (the Company) financial position as of January 31, 2007 and the results of operations and cash flows for the three months then ended. These adjustments are of a normal, recurring nature, except as otherwise noted.
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
     The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and the notes thereto included in the Company’s Form 10-K Annual Report for the fiscal year ended October 31, 2006, as filed with the Securities and Exchange Commission (SEC).
2. Net Income per Common Share
     The Company has reported its earnings in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Stock options and restricted stock units account for the difference between basic average common shares outstanding and diluted average common shares outstanding. Performance shares did not have an effect on the diluted average common shares outstanding. The calculation of net income per common share was as follows:

	Three Months Ended January 31,
(in thousands, except per share data)	2007	2006

Net income available to common stockholders	$8,704	$3,990

Average common shares outstanding — Basic	48,766	49,185
Effect of dilutive securities:
Stock options	931	902
Restricted stock units	39	—

Average common shares outstanding — Diluted	49,736	50,087

Net income per common share
Basic	$0.18	$0.08
Diluted	$0.18	$0.08
     For purposes of computing diluted net income per common share for the three months ended January 31, 2007 and 2006, options to purchase common shares of 758,593 and 1,610,861, respectively, at weighted average exercise prices of $20.51 and $19.47, respectively, were excluded from the computation as they had an anti-dilutive effect.

3. Share-Based Compensation Plans
     The following tables show the activity under the Company’s 2006 Equity Incentive Plan, the Time-Vested Incentive Stock Option Plan, the 1996 Price-Vested Performance Option Plan, the 2002 Price-Vested Performance Stock Option Plan, and the Age-Vested Career Stock Option Plan.
Options

			Weighted-
		Weighted-	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise price	contractual term	value
	(in thousands)	per share	(in years)	(in thousands)

Outstanding at October 31, 2006	5,712	$16.09
Granted	3	23.32
Exercised	169	12.08
Forfeited or expired	38	16.32

Outstanding at January 31, 2007	5,508	$16.21	6.30	$53,018

Exercisable at January 31, 2007	3,018	$15.58	4.72	$30,972

Restricted Stock

	Number of	Weighted-average
	shares	grant date fair value
	(in thousands)	per share

Unvested at October 31, 2006	232	$18.71
Granted	—	—
Vested	—	—
Forfeited	3	18.71

Unvested at January 31, 2007	229	$18.71

Performance Shares
     As of January 31, 2007, 124,654 performance shares with a grant date fair value of $18.71 had not vested. No grants of performance shares were made in the first quarter of 2007.
Share-Based Compensation
     The Company recognized share-based compensation expense as follows:

	Three Months Ended January 31,
(in thousands, except per share data)	2007	2006

Share-based compensation expense recognized in selling, general and administrative expenses before income taxes	$2,963	$1,160
Income tax benefit	1,156	166

Total share-based compensation expense after income taxes	$1,807	$994

Total share-based compensation expense after income taxes — per common share
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

     Share-based compensation expense in the three months ended January 31, 2007 included $2.0 million of additional expense attributable to the accelerated vesting of two tranches of stock option grants under the Price-Vested Performance Stock Option Plans comprising a total of 481,638 shares. These options fully vested when ABM’s stock price achieved the $22.50 (for one tranche) and $23.00 (for the other tranche) target prices for ten trading days within a 30 consecutive trading day period during the first quarter of 2007.
     Share-based compensation expense of $0.5 million associated with the Employee Stock Purchase Plan (ESPP) was recognized in the three months ended January 31, 2006. Because of changes to the ESPP effective May 1, 2006, the value of the awards is no longer treated as share-based compensation. As a result, no share-based compensation expense associated with the ESPP was recognized in the three months ended January 31, 2007.
     The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company uses an outside expert to determine the assumptions used in the option valuation model. The Company estimates forfeiture rates based on historical data and adjusts the rates periodically or as needed. The adjustment of the forfeiture rate may result in a cumulative adjustment in any period the forfeiture rate estimate is changed. During the three months ended January 31, 2007, the Company recorded an adjustment to the forfeiture rate, resulting in a cumulative benefit adjustment of $33,124.
     The assumptions used in the option valuation model for the three months ended January 31, 2007 and 2006 are shown in the table below:

	Three Months Ended January 31,
	2007	2006

Expected term from the date of grant	5.2 years	6.7 years
Expected stock price volatility	25.3%	26.3%
Expected dividend yield	2.1%	2.1%
Risk-free interest rate	4.6%	4.4%
Weighted average fair value of grants	$5.85	$5.67
4. Parking Sales Presentation
     The Company’s Parking segment reports both revenues and expenses recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking sales related solely to the reimbursement of expenses totaled $71.1 million and $64.1 million for the three months ended January 31, 2007 and 2006, respectively.
5. Insurance
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
     The January 31, 2007 actuarial report covering substantially all of the Company’s self-insurance reserves showed favorable developments in the Company’s reserves for 2006 and prior years’ workers’ compensation, general liability and auto liability claims, amounting to an aggregate $4.2 million benefit. The benefit was recorded in Corporate.
     The total estimated liability for claims incurred but unpaid at January 31, 2007 and October 31, 2006 was $194.7 million and $195.2 million, respectively.
     In connection with certain self-insurance programs, the Company had standby letters of credit at January 31, 2007 and October 31, 2006 supporting estimated unpaid liabilities in the amounts of $102.3 million and $93.5 million, respectively.
6. Goodwill and Other Intangibles
     Goodwill. The changes in the carrying amount of goodwill for the three months ended January 31, 2007 were as follows:

		Initial	Contingent
	Balance as of	Payments for	Amounts	Balance as of
(in thousands)	October 31, 2006	Acquisitions	and Other	January 31, 2007

Janitorial	$153,890	$—	$2,700	$156,590
Parking	30,180	—	—	30,180
Security	43,642	—	491	44,133
Engineering	2,174	—	—	2,174
Lighting	18,002	—	—	18,002

Total	$247,888	$—	$3,191	$251,079

     Of the $251.1 million carrying amount of goodwill as of January 31, 2007, $45.3 million was not amortizable for income tax purposes.
     Other Intangibles. The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the three months ended January 31, 2007 were as follows:

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retirements	January 31,	October 31,		Retirements	January 31,
(in thousands)	2006	Additions	and Other	2007	2006	Additions	and Other	2007

Customer contracts and related relationships	$33,713	$241	$—	$33,954	$(12,281)	$(1,156)	$—	$(13,437)
Trademarks and trade names	3,050	—	—	3,050	(1,767)	(135)	—	(1,902)
Other (contract rights, etc.)	2,668	—	(175)	2,493	(1,502)	(49)	175	(1,376)

Total	$39,431	$241	$(175)	$39,497	$(15,550)	$(1,340)	$175	$(16,715)

     The weighted average remaining lives as of January 31, 2007 and the amortization expense for the three months ended January 31, 2007 and 2006 of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years are as follows:

	Weighted	Amortization Expense		Estimated Amortization Expense
	Average	Three Months Ended		Years Ending
	Remaining Life	January 31,		October 31,
($ in thousands)	(Years)	2007	2006	2008	2009	2010	2011	2012

Customer contracts and related relationships	9.3	$1,156	$1,185	$3,830	$3,284	$2,737	$2,191	$1,702
Trademarks and trade names	2.1	135	135	540	202	—	—	—
Other (contract rights, etc.)	7.7	49	258	182	166	136	136	117

Total	8.9	$1,340	$1,578	$4,552	$3,652	$2,873	$2,327	$1,819

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
7. Acquisitions
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
     No acquisitions were made during the three months ended January 31, 2007. Contingent payments on earlier acquisitions were $3.5 million in the three months ended January 31, 2007 of which $3.0 million was paid in cash and $0.5 million was settled with the issuance of 26,459 shares of ABM’s common stock. Cash paid for acquisitions, including initial payments and contingent amounts, was $7.1 million in the three months ended January 31, 2006, of which $1.6 million was the contingent amount due on earlier acquisitions.
     The Company made the following acquisitions during the three months ended January 31, 2006:
     On November 1, 2005, the Company acquired substantially all of the operating assets of Brandywine Building Services, Inc., a facility services company based in Wilmington, Delaware, for approximately $3.6 million in cash. In the three months ended January 31, 2007, a contingent payment of $0.6 million was made, bringing the total purchase price paid to date to $4.2 million. Additional cash consideration of approximately $1.8 million is expected to be paid based on the financial performance of the acquired business over the next three years. With annual revenues in excess of $9.0 million, Brandywine Building Services, Inc. was a provider of commercial office cleaning and specialty cleaning services throughout Delaware, southeast Pennsylvania and south New Jersey. Of the total initial payment, $3.0 million was allocated to customer relationship intangible assets (amortized over a useful life of 14 years under the sum-of-the-year-digits method), $0.5 million to goodwill and $0.1 million to other assets. The contingent payment was allocated to goodwill.
     On November 27, 2005, the Company acquired substantially all of the operating assets of Fargo Security, Inc., a security guard services company based in Miami, Florida, for an initial payment of approximately $1.2 million in cash plus an additional payment of $0.4 million based on the revenue retained by the acquired business over the 90 days following the date of acquisition. With annual revenues in excess of $6.5 million, Fargo Security, Inc. was a provider of contract security guard services throughout the Miami metropolitan area. Of the total initial payment, $1.0 million was allocated to customer relationship intangible assets (amortized over a useful life of five years under the sum-of-the-year-digits method), and $0.2 million to goodwill. The final contingent payment of $0.4 million made in 2006 was allocated to goodwill.
     On December 11, 2005, the Company acquired substantially all of the operating assets of MWS Management, Inc., dba Protector Security Services, a security guard services company based in St. Louis, Missouri, for an initial payment of approximately $0.6 million in cash plus an additional payment of $0.3 million based on the revenue retained by the acquired business over the 90 days following the date of acquisition. With annual revenues in excess of $2.6 million, Protector Security Services was a provider of contract security guard services throughout the St. Louis metropolitan area. Of the total initial payment, $0.6 million was allocated to customer relationship intangible asset (amortized over a useful life of six years under the sum-of-the-year-digits method). The final contingent payment of $0.3 million made in 2006 was allocated to goodwill.
8. Line of Credit Facility
     ABM has a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.100%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of January 31, 2007 and October 31, 2006, the total outstanding amounts under the facility were $107.5 million and $98.7 million, respectively, in the form of standby letters of credit.
     The facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also requires that the Company satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after May 25, 2005 (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM after May 25, 2005 by reason of the issuance and sale of capital stock or other equity interests of ABM, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to the Company’s ESPP, employee stock option plans and similar programs. The Company is currently in compliance with all covenants.

9. Comprehensive Income
     Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses. The Company’s other comprehensive loss was $0.3 million for the three months ended January 31, 2007 and other comprehensive income was $0.2 million for the three months ended January 31, 2006. Comprehensive income for the three months ended January 31, 2007 and 2006 was $8.4 million and $4.1 million, respectively.
10. Treasury Stock
     No stock repurchases were made in the first quarters of 2007 and 2006. The Company may, however, repurchase up to 2,000,000 shares of ABM’s common stock at any time through October 31, 2007 as authorized by the Board of Directors of ABM on December 12, 2006.
11. Benefit and Incentive Plans
     The Company offers various benefit and incentive plans to its employees and directors. Detailed descriptions of these plans are included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, as filed with the SEC.
Executive Officer Incentive Plan
     The purpose of the Executive Officer Incentive Plan (Incentive Plan) is to provide annual performance-based cash incentives to certain employees of the Company and to motivate those employees to set and achieve above-average financial and non-financial goals. The Incentive Plan gives the Compensation Committee of the Board of Directors of ABM the ability to award cash bonuses that qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code. The aggregate funds available for bonuses under the Incentive Plan are three percent of pre-tax operating income for the award year. The plan sets forth certain limits on the awards to each of the covered employees eligible for bonuses under the Incentive Plan.
Retirement and Post-Retirement Plans
     The Company has three unfunded defined benefit plans. The Director Deferred Compensation Plan represents retirement agreements for directors. The Supplemental Executive Retirement Plan represents retirement agreements for current and former senior executives including two non-employee directors who are former employees. The Service Award Benefit Plan represents an unfunded severance pay plan covering certain qualified employees. The Supplemental Executive Retirement Plan was amended effective December 31, 2002 to preclude new participants and the Service Award Benefit Plan was frozen effective January 1, 2002. The Company also has one unfunded post-retirement benefit plan, the Death Benefit Plan.
     The Company had a Non-Employee Director Retirement Plan that was eliminated for new directors effective October 1, 2006. The individual retirement plan balances were frozen at October 31, 2006. On November 1, 2006, $1.1 million of the $1.8 million liability was transferred to the Director Deferred Compensation Plan based on certain directors’ elections. The remaining $0.7 million was converted to restricted stock units on, and at the fair market value of, March 6, 2007, the date of the 2007 annual meeting of the stockholders of ABM.
     The net expense of the defined benefit retirement plans and the post-retirement benefit plan for the three months ended January 31, 2007 and 2006 was as follows:

	Three Months Ended January 31,
(in thousands)	2007	2006

Defined Benefit Plans
Service cost	$14	$62
Interest	93	111
Amortization of actuarial loss	30	28

Net expense	$137	$201

Post-Retirement Benefit Plan
Service cost	$6	$8
Interest	60	62
Amortization of actuarial gain	(12)	—

Net expense	$54	$70

401(k) Plans
     The Company made matching contributions required by the 401(k) plans for the three months ended January 31, 2007 and 2006 in the amounts of $1.3 million and $1.4 million, respectively.
Deferred Compensation Plan
     The Company has an unfunded deferred compensation plan available to executive, management, administrative or sales employees whose annualized base salary exceeds $100,000. The plan allows employees to defer from 1% to 20% of their pre-tax compensation. The deferred amount earns interest equal to the prime interest rate on the last day of the calendar quarter up to 6%. If the prime rate exceeds 6%, the deferred compensation interest rate is equal to 6% plus one half of the excess over 6%. The average interest rates credited to the deferred compensation amounts for the three months ended January 31, 2007 and 2006 were 7.13% and 6.71%, respectively. At January 31, 2007, there were 67 active participants and 38 retired or terminated employees participating in the plan.

	Three Months Ended January 31,
(in thousands)	2007	2006

Employee contributions	$281	$207
Interest accrued	$188	$167
Payments	$(95)	$(746)
Pension Plans Under Collective Bargaining Agreements
     Certain qualified employees of the Company are covered under union-sponsored multi-employer defined benefit plans. Contributions paid for these plans were $9.3 million and $8.7 million in the three months ended January 31, 2007 and 2006, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.
12. Segment Information
     Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. Corporate expenses, including the Company’s share-based compensation costs, are not allocated.

	Three Months Ended January 31,
(in thousands)	2007	2006

Sales and other income
Janitorial	$400,226	$386,354
Parking	114,806	105,721
Security	80,818	78,296
Engineering	74,778	66,939
Lighting	31,057	28,896
Corporate	1,864	395

	$703,549	$666,601

Operating profit
Janitorial	$16,842	$14,696
Parking	3,040	1,639
Security	1,100	175
Engineering	3,074	3,188
Lighting	675	335
Corporate	(11,240)	(14,079)

Operating profit	13,491	5,954
Interest expense	(133)	(123)

Income before income taxes	$13,358	$5,831

13. Contingencies
     The Company accrues amounts it believes are adequate to address any liabilities related to litigation or other proceedings that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that litigation or other proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses, including litigation, at January 31, 2007 was $4.1 million.
14. Income Taxes
     The estimated annual effective tax rate used for the first quarter of 2007 was 37.0%, compared to the 37.5% used for the first quarter of 2006. The reduced estimated rate reflects expected increased Work Opportunity Tax Credits following the retroactive reinstatement of these credits in the first quarter of 2007. The effective tax rate was, however, 34.8% in the first three months of 2007 and 31.6% in the first three months of 2006. Both periods included a $0.3 million tax benefit that lowered the effective tax rate from the estimated. The benefit recorded in the first three months of 2007 was primarily due to the inclusion in the period of Work Opportunity Tax Credits attributable to 2006, but not recognizable in 2006 because the program had expired and was not extended until the first quarter of 2007. The benefit recorded in the first three months of 2006 was primarily due to the increase in deferred tax assets as of January 31, 2006 related to an increase in the estimated overall state income tax rate.
15. Subsequent Events
     On February 23, 2007, the Company’s Parking division received $7.5 million as a result of the termination of a lease at an airport parking garage. A pre-tax gain of approximately $5 million will be recognized in the second quarter of 2007.
     Share-based compensation expense in the second quarter of 2007 will include $1.9 million of additional pre-tax expense attributable to the accelerated vesting of two tranches of stock option grants under the Price-Vested Performance Stock Option Plans comprising a total of 452,566 shares. These options fully vested when ABM’s stock price achieved the $25.00 (for one tranche) and $26.00 (for the other tranche) target prices for ten trading days within a 30 consecutive trading day period during the second quarter of 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q and with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2006. All information in the discussion and references to the years are based on the Company’s fiscal year which ends on October 31 and the three- month period which ends on January 31.
Overview
     ABM Industries Incorporated (“ABM”) and its subsidiaries (the “Company”) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada. The largest segment of the Company’s business is Janitorial which generated over 56% of the Company’s sales and other income (hereinafter called “Sales”) and over 68% of its operating profit before corporate expenses for the first three months of 2007.
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
     The Company’s growth in Sales in the first three months of 2007 from the same period in 2006 is significantly attributable to internal growth. Internal growth in Sales represents not only Sales from new customers, but also expanded services or increases in the scope of work for existing customers. In the long run, achieving the desired levels of Sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately owned companies that typically have a lower cost advantage.
     In the short-term, management is focused on pursuing new business and integrating its most recent acquisitions. In the long-term, management continues to focus the Company’s financial and management resources on those businesses it can grow to be a leading national service provider.
Liquidity and Capital Resources

	January 31,	October 31,
(in thousands)	2007	2006	Change

Cash and cash equivalents	$90,665	$134,001	$(43,336)
Working capital	$324,214	$312,456	$11,758

	Three Months Ended January 31,
(in thousands)	2007	2006	Change

Net cash used in operating activities	$(36,009)	$(11,916)	$(24,093)
Net cash used in investing activities	$(5,747)	$(10,820)	$5,073
Net cash used in financing activities	$(1,580)	$(1,962)	$382
     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of January 31, 2007 and October 31, 2006, the Company’s cash and cash equivalents totaled $90.7 million and $134.0 million, respectively. The cash balance at January 31, 2007 declined from October 31, 2006 primarily due to a $34.9 million income tax payment made in the first quarter of 2007 relating to the gain on the settlement of the World Trade Center insurance claims in the fourth quarter of 2006.
     Working Capital. Working capital increased by $11.8 million to $324.2 million at January 31, 2007 from $312.5 million at October 31, 2006, partly a result of a decrease in the current liability for insurance claims due to lower projected claim payments. Trade accounts receivable is the largest component of working capital and totaled $384.0 million at January 31, 2007 and October 31, 2006. These amounts were net of allowances for doubtful accounts and sales totaling $7.9 million and $8.0 million at January 31, 2007 and October 31, 2006, respectively. At January 31, 2007, accounts receivable that were over 90 days past due had decreased by $1.3 million to $31.5 million (8.0% of the total outstanding) from $32.8 million (8.4% of the total outstanding) at October 31, 2006.
     Cash Flows from Operating Activities. Net cash used in operating activities was $36.0 million in the first three months of 2007, compared to $11.9 million used in the first three months of 2006. The increase is primarily related to the $34.9 million income tax payment made in the first quarter of 2007 relating to the gain on the settlement of the World Trade Center insurance claims in the fourth quarter of 2006.
     Cash Flows from Investing Activities. Net cash used in investing activities in the first three months of 2007 was $5.7 million, compared to $10.8 million in the first three months of 2006. The decrease is primarily attributable to $4.1 million less cash paid for acquisitions in the first three months of 2007, in which the cash paid related to contingent amounts for businesses acquired in prior periods. Cash paid for acquisitions in the first three months of 2006 consisted of the initial payment of three acquired businesses and contingent amounts for previously acquired businesses.
     Cash Flows from Financing Activities. Net cash used in financing activities was $1.6 million in the first three months of 2007, compared to $2.0 million in the first three months of 2006. The decrease is attributable to an increase in the cash received for common stock issuances over an increase in the cash used for dividend payments.

     Line of Credit. ABM has a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.100%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of January 31, 2007 and October 31, 2006, the total outstanding amounts under the facility were $107.5 million and $98.7 million, respectively, in the form of standby letters of credit.
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
Cash Requirements
     The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment. As of January 31, 2007, future contractual payments were as follows:

(in thousands)	Payments Due By Period
Contractual			2 - 3	4 - 5	After 5
Obligations	Total	1 year	years	years	years

Operating Leases	$115,053	$36,146	$40,772	$19,898	$18,237

     Additionally, the Company has the following commercial commitments and other long-term liabilities:

(in thousands)	Amounts of Commitment Expiration Per Period
Commercial			2 - 3	4 - 5	After 5
Commitments	Total	1 year	years	years	years

Standby Letters of Credit	$107,515	$107,515	$—	$—	$—
Surety Bonds	52,723	50,092	2,621	10	—

Total	$160,238	$157,607	$2,621	$10	$—

(in thousands)	Payments Due By Period
Other Long-Term			2 - 3	4 - 5	After 5
Liabilities	Total	1 year	years	years	years

Unfunded employee benefit plans	$32,473	$2,623	$4,118	$4,101	$21,631

     The Company uses surety bonds, principally performance and payment bonds, to guarantee performance under various customer contracts in the normal course of business. These bonds typically remain in force for one to five years and may include optional renewal periods. At January 31, 2007, outstanding surety bonds totaled approximately $52.7 million. The Company does not believe these bonds will be required to be drawn upon.
     The Company has three unfunded defined benefit plans, an unfunded post-retirement benefit plan and an unfunded deferred compensation plan that are described in Note 11 of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. At January 31, 2007, the liability reflected on the Company’s consolidated balance sheet for these five plans totaled $22.6 million, with the amount expected to be paid over the next 20 years estimated at $32.5 million. With the exception of the deferred compensation plan, the liability for which is reflected on the Company’s consolidated balance sheet at the amount of compensation deferred plus accrued interest, the plan liabilities at that date assume future annual compensation increases of 3.50% (for those plans affected by compensation changes) and have been discounted at 5.75%, a rate based on Moody’s Investor Services AA-rated long-term corporate bonds (i.e., 20 years). Because the deferred compensation plan liability reflects the actual obligation of the Company and the post-retirement benefit plan and two defined benefit plans have been frozen, variations in assumptions would be unlikely to have a material effect on the Company’s financial condition and operating performance. The Company expects to fund payments required under the plans from operating cash as payments are due to participants.
     Not included in the unfunded employee benefit plans in the table above are union-sponsored multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions paid for these plans were $9.3 million and $8.7 million in the three months ended January 31, 2007 and 2006, respectively.
     The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). The estimated liability for claims incurred but unpaid at January 31, 2007 and October 31, 2006 was $194.7 million and $195.2 million, respectively. The Company retains an outside actuary to provide an actuarial estimate of its insurance reserves no less frequently than annually.
     The self-insurance claims paid in the first three months of 2007 and 2006 were $13.5 million and $16.3 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances.
     On September 29, 2006, the Company entered into a Master Professional Services Agreement (the “Services Agreement”) with International Business Machines Corporation (“IBM”) that became effective October 1, 2006, pursuant to which IBM will provide to the Company substantially all of the information technology infrastructure and services provided in 2006 by in-house equipment and personnel. The base fee for these services is approximately $117 million payable over the initial term of 7 years and 3 months. ABM and IBM may expand the services covered by the Service Agreement at rates set forth in the Services Agreement, or later agreed to by the parties, which would increase costs.
     On January 23, 2007, the Company entered into an additional agreement with IBM in connection with the Services Agreement, under which IBM will provide maintenance and support services for the Company’s legacy payroll system. The base fee for these services will be approximately $2.3 million payable over a 3 years and 7 month term commencing April 1, 2007.
     As of January 31, 2007, future contractual payments to IBM were as follows:

(in thousands)	Payments Due By Period
Contractual			2 - 3	4 - 5	After 5
Obligations	Total	1 year	years	years	years

IBM Service Agreement	$105,584	$19,321	$31,615	$28,585	$26,063
IBM Payroll System Support	2,332	689	1,588	55	—

Total	$107,916	$20,010	$33,203	$28,640	$26,063

     The Company also completed an evaluation of its legacy payroll system in the first quarter of 2007. The implementation of the new system is planned to commence in April 2008 and completion is expected in 2009. The new system will include payroll, human resources, benefits management applications, and will also upgrade and consolidate the Company’s accounting systems. The total cost of the system implementation is expected to be approximately $30 million, with on-going IBM service costs of approximately $3 million per year once implementation is completed.
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

Acquisitions
     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. No acquisitions were made during the three months ended January 31, 2007. Acquisitions made during the three months ended January 31, 2006 are discussed in Note 7 of Notes to Consolidated Financial Statements.
Results of Operations
Three Months Ended January 31, 2007 vs. Three Months Ended January 31, 2006

	Three Months		Three Months
	Ended	% of	Ended	% of	Increase
($ in thousands)	January 31, 2007	Sales	January 31, 2006	Sales	(Decrease)

Revenues
Sales and other income	$703,549	100.0%	$666,601	100.0%	5.5%
Expenses
Operating expenses and cost of goods sold	630,105	89.6%	606,176	90.9%	3.9%
Selling, general and administrative	58,613	8.3%	52,893	7.9%	10.8%
Intangible amortization	1,340	0.2%	1,578	0.2%	(15.1)%
Interest	133	—	123	—	8.1%

Total expenses	690,191	98.1%	660,770	99.1%	4.5%

Income before income taxes	13,358	1.9%	5,831	0.9%	129.1%
Income taxes	4,654	0.7%	1,841	0.3%	152.8%

Net Income	$8,704	1.2%	$3,990	0.6%	118.1%

     Net Income. Net income in the first three months of 2007 increased by $4.7 million, or 118.1%, to $8.7 million ($0.18 per diluted share) from $4.0 million ($0.08 per diluted share) in the first three months of 2006, which was primarily the result of a net increase in operating profits of $4.7 million ($2.9 million after-tax) from the operating segments and a $4.2 million ($2.5 million after-tax) reduction in the Company’s self insurance reserves related to 2006 and prior years’ insurance claims. In addition, professional fees related to the Sarbanes-Oxley internal controls certification requirement were $3.0 million ($1.8 million after-tax) lower in the first three months of 2007. These improvements were partially offset by $2.0 million ($1.2 million after-tax) of additional share-based compensation expense due to the vesting of certain options on achievement of target prices, and a $1.4 million ($0.8 million after-tax) litigation-related contingent loss provision.
     Revenues. Sales in the first three months of 2007 increased by $36.9 million, or 5.5%, to $703.5 million from $666.6 million in the first three months of 2006, primarily due to new business and expansion of services. Parking’s reimbursements for out-of-pocket expenses from managed parking lot clients were $7.1 million higher in the first quarter of 2007 than the same quarter in 2006.
     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit (Sales minus operating expenses and cost of goods sold) was 10.4% and 9.1% in the first quarter of 2007 and 2006, respectively. The increase in margins was primarily due to favorable insurance reserve developments, lower insurance rates, and the elimination of unprofitable customer accounts in Security.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2007 increased $5.7 million, or 10.8%, compared to the first quarter of 2006. The increase includes $2.0 million additional share-based compensation expense due to the vesting of certain options on achievement of target prices, a $1.4 million litigation-related contingent loss provision, $0.9 million in additional costs associated with information technology support and transition costs from the outsourcing of the Company’s IT infrastructure and personnel, higher legal costs associated with other litigation, and higher payroll expenses from annual salary increases and new hires. These increases to selling, general and administrative expenses were offset, in part, by a $3.0 million reduction in professional fees related to the Sarbanes-Oxley internal controls certification requirement.
     Interest Expense. Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was slightly higher for the first quarter of 2007 compared to the first quarter of 2006.
     Income Taxes. The estimated annual effective tax rate used for the first quarter of 2007 was 37.0%, compared to the 37.5% used for the first quarter of 2006. The reduced estimated rate reflects expected increased Work Opportunity Tax Credits following the retroactive reinstatement of these credits in the first quarter of 2007. The effective tax rate was, however, 34.8% in the first three months of 2007 and 31.6% in the first three months of 2006. Both periods included a $0.3 million tax benefit that lowered the effective tax rate from the estimated. The benefit recorded in the first three months of 2007 was primarily due to the inclusion in the period of Work Opportunity Tax Credits attributable to 2006, but not recognizable in 2006 because the program had expired and was not extended until the first quarter of 2007. The benefit recorded in the first three months of 2006 was primarily due to the increase in deferred tax assets as of January 31, 2006 related to an increase in the estimated overall state income tax rate.
     Segment Information. Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. Corporate expenses, including the Company’s share-based compensation costs, are not allocated.

	Three Months Ended January 31,		Better
($ in thousands)	2007	2006	(Worse)

Sales and other income
Janitorial	$400,226	$386,354	3.6%
Parking	114,806	105,721	8.6%
Security	80,818	78,296	3.2%
Engineering	74,778	66,939	11.7%
Lighting	31,057	28,896	7.5%
Corporate	1,864	395	371.9%

	$703,549	$666,601	5.5%

Operating profit
Janitorial	$16,842	$14,696	14.6%
Parking	3,040	1,639	85.5%
Security	1,100	175	528.6%
Engineering	3,074	3,188	(3.6)%
Lighting	675	335	101.5%
Corporate	(11,240)	(14,079)	20.2%

Operating profit	13,491	5,954	126.6%
Interest expense	(133)	(123)	(8.1)%

Income before income taxes	$13,358	$5,831	129.1%

     The results of operations from the Company’s segments for the quarter ended January 31, 2007, compared to the same period in 2006, are more fully described below.
     Janitorial. Janitorial Sales increased by $13.9 million, or 3.6%, during the first three months of 2007 compared to the first three months of 2006, primarily due to a $13.7 million increase in Sales in the Midwest, Southeast, Southwest, Northwest, and North Central regions. This Sales growth was due to new business, expansion of services to existing customers and price adjustments to pass through a portion of union cost increases. These increases were partially offset by reductions in Sales in Northern California due to reductions in scope of service at some existing customers and lost accounts.
     Operating profit increased by $2.1 million, or 14.6%, during the first three months of 2007 compared to the first three months of 2006. The increase was primarily attributable to a $2.2 million decrease in insurance expense due mostly to lower insurance rates. Additionally, operating profit increased due to higher margins and increased sales. These improvements were partially offset by a provision for settlement of a union health and welfare benefits audit.
     Parking. Parking Sales increased by $9.1 million, or 8.6%, during the first three months of 2007 compared to the first three months of 2006, mainly as a result of a $7.1 million increase in reimbursements for out-of-pocket expenses from managed parking lot clients due to new contracts. Higher lease and fixed allowance revenues of $3.5 million also contributed to the Sales increase. Operating profit increased $1.4 million, or 85.5%, during the first three months of 2007 compared to the first three months of 2006 due to the increased lease and fixed allowance revenues, and a reduction in legal expenses from the first three months of 2006.
     Security. Security Sales increased $2.5 million, or 3.2%, during the first three months of 2007 compared to the first three months of 2006 primarily due to new business, although this was partially offset by the elimination of unprofitable customer accounts in the Mid-Atlantic and South Central regions. Operating profits increased by $0.9 million in the first three months of 2007 compared to the same period of 2006 primarily due to a $0.5 million reduction in the first quarter of 2007 in the reserve for the amount the Company estimated it overpaid SSA, LLC in 2004, and an increase in profit resulting from the elimination of unprofitable customer contracts.
     Engineering. Engineering Sales increased $7.8 million, or 11.7%, in the first three months of 2007 compared to the same period in 2006, which was mainly due to new business and the expansion of services to existing customers in the Mid-Atlantic, Northern California, and Eastern regions. Operating profits decreased by $0.1 million, or 3.6%, in the first three months of 2007 compared to the same period in 2006 primarily due to higher sub-contracting costs and increased payroll expense associated with increased management staff necessary to support the growth in business.
     Lighting. Lighting Sales increased $2.2 million, or 7.5%, during the first three months of 2007 compared to the first three months of 2006 due primarily to an increase in special project business in the Southwest and South Central regions. Operating profit increased $0.3 million, or 101.5%, primarily due to increased sales.
     Corporate. Corporate expense in the first three months of 2007 decreased by $2.8 million, or 20.2%, compared to the same period in 2006, which is attributable to a $4.2 million reduction in the Company’s self insurance reserves related to 2006 and prior years’ insurance claims and a $3.0 million reduction in professional fees related to the Sarbanes-Oxley internal controls certification requirement. These benefits were offset, in part, by $2.0 million of additional share-based compensation expense due to the acceleration of price vested options, a $1.4 million litigation-related contingent loss provision, and $0.9 million of additional costs associated with information technology support and transition costs from the outsourcing of the Company’s IT infrastructure and personnel.
Adoption of Accounting Standards
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The implementation of SAB No. 108 does not have any impact on the Company’s evaluation as the Company was substantially following guidance provided in SAB No. 108. SAB No. 108 became effective beginning in the first quarter of 2007.
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
     In June 2006, the FASB issued FASB Financial Interpretation No. 48, “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 provides guidance on the accounting for and disclosure of tax positions accounted for in accordance with SFAS No. 109. FIN 48 requires that the effects of a tax position be initially recognized when it is “more likely than not” (which is defined as a greater than 50 percent chance) that the position will be sustained upon examination by the taxing authorities. In addition, FIN 48 requires additional disclosures regarding tax positions. FIN 48 is effective for the Company beginning in fiscal 2008. The Company is presently assessing the impact of FIN 48 on the Company’s consolidated financial position, results of operations and cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 was issued to provide guidance and consistency for comparability in fair value measurements and for expanded disclosures about fair value measurements. The Company does not anticipate that SFAS No. 157 will have an impact on the Company’s consolidated financial position, results of operations or disclosures in the Company’s financial statements. SFAS No. 157 will be effective beginning in fiscal year 2008.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. The Company does not anticipate that SFAS No. 158 will have a material impact on its financial position and results of operations. SFAS No. 158 will be effective for the fiscal year ending October 31, 2007.
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

     Self-Insurance Reserves. Certain insurable risks such as general liability, automobile property damage and workers’ compensation are self-insured by the Company. However, commercial policies are obtained to provide coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company’s self-insurance program are recorded on a claims-incurred basis. The Company uses an independent actuary to evaluate the Company’s estimated claim costs and liabilities no less frequently than annually and accrues self-insurance reserves in an amount that is equal to the actuarial point estimate.
     Using the independent actuarial report, management develops annual insurance costs for each operation, expressed as a rate per $100 of exposure (labor and revenue) to estimate insurance costs. Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse developments (e.g., changes in regulatory requirements and changes in reserving methodology). If the trends suggest that the frequency or severity of claims incurred increased, the Company might be required to record additional expenses for self-insurance liabilities. Additionally, the Company uses third party service providers to administer its claims and the performance of the service providers and transfers between administrators can impact the cost of claims and accordingly the amounts reflected in insurance reserves.
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
     Deferred Income Tax Asset and Valuation Allowance. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If the enacted rates in future years differ from the rates expected to apply, an adjustment of the net deferred tax assets will be required. Additionally, if management determines it is more likely than not that a portion of the net deferred tax asset will not be realized, a valuation allowance is recorded. At January 31, 2007, the net deferred tax asset was $86.4 million, net of a $1.5 million valuation allowance related to state net operating loss carryforwards. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.
     Other Intangible Assets Other Than Goodwill. The Company engages third party valuation firms to independently appraise the value of intangible assets acquired in larger sized business combinations. For smaller acquisitions, the Company performs an internal valuation of the intangible assets using the discounted cash flow technique. Acquired customer relationship intangible assets are being amortized using the sum-of-the-years-digits method over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible asset are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Other intangible assets, consisting principally of contract rights, are being amortized over the contract periods using the straight-line method. At least annually, in the fourth quarter, the Company evaluates the remaining useful lives of its intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an asset’s remaining useful life changes, the remaining carrying amount of the intangible asset would be amortized over the revised remaining useful life. In addition, the remaining unamortized book value of intangibles is reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). The first step of an impairment test under SFAS No. 144 is a comparison of the future cash flows, undiscounted, to the remaining book value of the intangible. If the future cash flows are insufficient to recover the remaining book value, a fair value of the asset, depending on its size, will be independently or internally determined and compared to the book value to determine if an impairment exists.
     Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangibles” (“SFAS No. 142”) goodwill is no longer amortized. Rather, the Company performs goodwill impairment tests on at least an annual basis, in the fourth quarter, using the two-step process prescribed in SFAS No. 142. The first step is to evaluate for potential impairment by comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. As of January 31, 2007, no impairment of the Company’s goodwill carrying value has been indicated.
     Contingencies and Litigation. ABM and certain of its subsidiaries have been named defendants in certain proceedings arising in the ordinary course of business, including certain environmental matters and wage and hour claims. Litigation outcomes are often difficult to predict and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. So long as the Company believes that a loss in litigation is not probable, then no liability will be recorded unless the parties agree upon a settlement, which may occur because the Company wishes to avoid the costs of litigation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At January 31, 2007, the Company had no outstanding long-term debt. Although the Company’s assets included $90.7 million in cash and cash equivalents at January 31, 2007, market rate risk associated with changing interest rates in the United States was not material.
Item 4. Controls and Procedures
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
     b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The Company is a defendant in the following purported class action suits related to alleged violations of federal or California wage-and-hour laws: (1) The consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (“ACSS”) filed July 12, 2005, in the Superior Court of California, Los Angeles County (“L.A. Superior Ct.”); (2) Augustus and Hernandez v. ACSS filed on February 23, 2006, in L.A. Superior Ct.; (3) Bucio, Morales and Salcedo v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco; (4) the recently consolidated cases of Batiz v. ACSS and Heine v. ACSS, filed on June 7, 2006 and August 9, 2006, respectively, in the U.S. District Court of California, Central District; (5) Martinez, Lopez, Rodriguez and Godoy v. ABM Janitorial Services filed on November 28, 2006 in L.A. Superior Ct and (6) Joaquin Diaz v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Ct. The named plaintiffs in these lawsuits are current or former employees of ABM subsidiaries who allege, among other things, that they were required to work “off the clock,” were not paid for all overtime and were not provided work breaks or other benefits. The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both. The Company believes it has meritorious defenses to these claims and intends to continue to vigorously defend itself.
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
     In August 2005, ABM filed an action for declaratory relief, breach of contract and breach of the implied covenant of good faith and fair dealing in U.S. District Court in The Northern District of California against its insurance carriers, Zurich American Insurance Company (“Zurich American”) and National Union Fire Insurance Company (“National Union”) relating to the carriers’ failure to provide coverage for ABM and one of its Parking subsidiaries. In September 2006, the Company settled its claims against Zurich American for $400,000. Zurich American had provided $850,000 in coverage. In September 2006, the Company lost a motion for summary adjudication filed by National Union on the issue of the duty to defend. The Company has appealed that ruling and recently filed its reply brief. ABM’s claim includes “bad faith” allegations for National Union’s breach of its duty to defend the Company in litigation with IAH-JFK Airport Parking Co., LLC. In early 2006, ABM paid $6.3 million in settlement costs in the IAH-JFK litigation and seeks to recover $5.3 million of these settlement costs and legal fees from National Union.
     While the Company accrues amounts it believes are adequate to address any liabilities related to litigation that the Company believes will result in a probable loss, the ultimate resolution of such matters is always uncertain. It is possible that litigation brought against the Company in the future could have a material adverse impact on its financial condition and results of operations. At January 31, 2007, the Company’s contingent loss reserves for legal proceedings aggregated $1.5 million.
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
     The Company’s technology environment may be inadequate to support growth. Although the Company employs a centralized accounting system, the Company relies on a number of legacy information technology systems, particularly its payroll system, as well as manual processes, to conduct its operations. These systems and processes may be unable to provide adequate support for the business and create additional reliance upon manual rather than system controls, particularly as the Company expands. This could result, for instance, in delays in meeting payroll obligations, in difficulty calculating and tracking appropriate governmental withholding and other payroll regulatory obligations, and in higher internal and external expenses to work around these systems. Additionally, the current technology environment may be unable to support the integration of acquired businesses and anticipated internal growth. Effective October 2006, the Company entered into an outsourcing agreement with IBM to provide information technology services. With IBM’s support, the Company will commence the implementation of a new payroll system in the second quarter of fiscal 2008 and plans to complete the implementation in 2009. The project approach, scope, cost and schedule are currently being developed. Concurrently, the Company also plans to upgrade its accounting system, which will include the consolidation of multiple databases, the potential replacement of custom systems and business process redesign to facilitate the implementation of shared-service functions across the Company. Additionally, a data warehouse/analytics solution will be necessary to address historic data and reporting requirements for payroll and accounting. Supporting multiple concurrent projects may result in resource constraints and the inability to complete projects on schedule. The Company may also experience problems in transitioning to the new systems and/or additional expenditures may be required. For the first six months of the contract, IBM is providing support in the current technology environment and assisting the Company in selecting new technology and upgrading current technology. While the Company believes that IBM’s experience and expertise will lead to improvements in its technology environment, the risks associated with outsourcing include the dependence upon a third party for essential aspects of the Company’s business and risks to the security and integrity of the Company’s data in the hands of third parties. The Company may also have potentially less control over costs associated with necessary systems when they are supported by a third party, as well as potentially less responsiveness from vendors than employees.

          Acquisition activity could slow or be unsuccessful. A significant portion of the Company’s historic growth has come through acquisitions and the Company expects to continue to acquire businesses in the future as part of its growth strategy. A slowdown in acquisitions could lead to a slower growth rate. Because new contracts frequently involve start-up costs, sales associated with acquired operations generally have higher margins than new sales associated with internal growth. Therefore a slowdown in acquisition activity could lead to constant or lower margins, as well as lower revenue growth. There can be no assurance that any acquisition that the Company makes in the future will provide the Company with the benefits that were anticipated when entering the transaction. The process of integrating an acquired business may create unforeseen difficulties and expenses. In addition, the Company’s announced strategy of international growth will entail new risks associated with currency fluctuations, international economic fluctuations, and language and cultural differences. The areas in which the Company may face risks in the United States and internationally include:
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
          The Company could experience labor disputes that could lead to loss of sales or expense variations. At January 31, 2007, approximately 39% of the Company’s employees were subject to various local collective bargaining agreements. Some collective bargaining agreements will expire or become subject to renegotiation during fiscal year 2007. In addition, the Company may face union organizing drives. When one or more of the Company’s major collective bargaining agreements becomes subject to renegotiation or when the Company faces union organizing drives, the Company and the union may disagree on important issues which, in turn, could lead to a strike, work slowdown or other job actions at one or more of the Company’s locations. In a market where the Company and a number of major competitors are unionized but other competitors are not unionized, the Company could lose customers to competitors who are not unionized. A strike, work slowdown or other job action could in some cases disrupt the Company from providing its services, resulting in reduced revenue. If declines in customer service occur or if the Company’s customers are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could be a substantial increase in labor and benefits expenses that the Company could be unable to pass through to its customers for some period of time, if at all.
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
     The Company incurs significant accounting and other control costs that reduce its profitability. As a publicly traded corporation, the Company incurs certain costs to comply with regulatory requirements. If regulatory requirements were to become more stringent or if controls thought to be effective later fail, the Company may be forced to make additional expenditures, the amounts of which could be material. Most of the Company’s competitors are privately owned so its accounting and control costs can be a competitive disadvantage for the Company. Should the Company’s sales decline or if the Company is unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, its costs associated with regulatory compliance will rise as a percentage of sales.
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
          On November 1, 2004, the Company acquired substantially all of the operating assets of Sentinel Guard Systems (“Sentinel”), a Los Angeles-based company, from Tracerton Enterprises, Inc. The initial purchase price was $5.3 million, which included a payment of $3.5 million in shares of ABM’s common stock, the assumption of liabilities totaling approximately $1.7 million and $0.1 million of professional fees. Additional consideration includes contingent payments, based on achieving certain revenue and profitability targets over the three-year period beginning November 1, 2005, payable in shares of ABM’s common stock. On February 14, 2007, ABM issued 26,459 shares of ABM’s common stock as part of the post-closing consideration. The estimated value of the shares was $0.5 million, valued at the market price average over the year of performance. The contingent payment was based on the performance of Sentinel for the year ended October 31, 2006, due 90 days after the period. Since the contingent payment was due in the first quarter of 2007, it was recognized in the first quarter of 2007. The issued securities are exempt from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and were issued to the sole shareholder of Tracerton Enterprises, Inc. which is an “accredited investor” as that term is defined in Rule 501 of Regulation D under the Securities Act.
(c) Stock Repurchases
          On December 12, 2006, ABM’s Board of Directors authorized the purchase of up to 2,000,000 shares of ABM’s outstanding common stock at any time through October 31, 2006. No stock repurchases were made in the first quarter of 2007.
Item 6. Exhibits
          See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

March 8, 2007	/s/ George B. Sundby

George B. Sundby
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

March 8, 2007	/s/ Maria De Martini

Maria De Martini
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX
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