Form 10-Q
period 2007-04-30
ABM INDUSTRIES INC /DE/
filed 2007-06-08
CIK 771497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock outstanding as of May 31, 2007: 49,746,144.

ABM INDUSTRIES INCORPORATED
FORM 10-Q
For the three and six months ended April 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
(in thousands, except share amounts)	2007	2006
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$98,685	$134,001

Trade accounts receivable	383,198	392,018
Less: Allowances	(7,038)	(8,041)

Accounts receivable, net	376,160	383,977

Inventories	23,303	22,783
Deferred income taxes	44,971	43,945
Prepaid expenses and other current assets	68,172	47,035

Total current assets	611,291	631,741

Long-term receivables	12,633	14,097

Property, plant and equipment, at cost
Land and buildings	3,940	4,131
Transportation equipment	14,676	14,659
Machinery and other equipment	84,137	82,405
Leasehold improvements	15,514	17,827

	118,267	119,022
Less: Accumulated depreciation	(88,081)	(86,837)

Property, plant and equipment, net	30,186	32,185

Goodwill, net of accumulated amortization	253,794	247,888

Other intangible assets, at cost	43,484	39,431
Less: Accumulated amortization	(17,942)	(15,550)

Other intangible assets, net	25,542	23,881

Deferred income taxes	42,945	42,120
Other assets	29,788	24,362

Total assets	$1,006,179	$1,016,274

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
(in thousands, except share amounts)	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$58,899	$66,336
Income taxes payable	1,209	36,712
Accrued liabilities
Compensation	72,784	78,673
Taxes — other than income	21,453	20,587
Insurance claims	65,182	66,364
Other	47,161	50,613

Total current liabilities	266,688	319,285

Retirement plans and other non-current liabilities	26,539	26,917
Insurance claims	131,149	128,825

Total liabilities	424,376	475,027

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 56,735,072 and 55,663,472 shares issued at April 30, 2007 and October 31, 2006, respectively	568	557
Additional paid-in capital	252,736	225,796
Accumulated other comprehensive income	228	149
Retained earnings	450,609	437,083
Cost of treasury stock (7,028,500 shares)	(122,338)	(122,338)

Total stockholders’ equity	581,803	541,247

Total liabilities and stockholders’ equity	$1,006,179	$1,016,274

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2007	2006	2007	2006
		(Unaudited)
Revenues
Sales and other income	$697,851	$660,108	$1,401,400	$1,326,709

Expenses
Operating expenses and cost of goods sold	619,313	592,322	1,249,418	1,198,498
Selling, general and administrative	51,601	49,530	110,214	102,423
Amortization of intangible assets	1,331	1,493	2,671	3,071
Interest	109	121	242	244

Total expenses	672,354	643,466	1,362,545	1,304,236

Income before income taxes	25,497	16,642	38,855	22,473
Income taxes	8,775	6,250	13,429	8,091

Net income	$16,722	$10,392	$25,426	$14,382

Net income per common share
Basic	$0.34	$0.21	$0.52	$0.29
Diluted	$0.33	$0.21	$0.51	$0.29

Average common and common equivalent shares
Basic	49,385	49,226	49,075	49,205
Diluted	50,754	49,812	50,245	49,949

Dividends declared per common share	$0.12	$0.11	$0.24	$0.22
The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30

(in thousands)	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$25,426	$14,382
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,898	10,488
Share-based compensation expense	5,810	2,055
Provision for bad debt	430	852
Gain on sale of assets	(425)	(635)
(Increase) decrease in deferred income taxes	(1,851)	949
Decrease (increase) in trade accounts receivable	7,387	(20,605)
Increase in inventories	(520)	(141)
Increase in prepaid expenses and other current assets	(20,553)	(6,766)
Increase in other assets and long-term receivables	(3,970)	(1,007)
(Decrease) increase in income taxes	(35,503)	5,126
Decrease in retirement plans and other non-current liabilities	(378)	(1,034)
Increase in insurance claims	1,142	8,931
Decrease in trade accounts payable and other accrued liabilities	(15,858)	(10,143)

Total adjustments to net income	(54,391)	(11,930)

Net cash (used in) provided by operating activities	(28,965)	2,452

Cash flows from investing activities:
Additions to property, plant and equipment	(7,103)	(8,354)
Proceeds from sale of assets	2,088	1,394
Purchase of businesses	(10,086)	(8,564)

Net cash used in investing activities	(15,101)	(15,524)

Cash flows from financing activities:
Common stock issued	20,568	6,057
Common stock purchases	—	(13,942)
Dividends paid	(11,818)	(10,830)

Net cash provided by (used in) financing activities	8,750	(18,715)

Net decrease in cash and cash equivalents	(35,316)	(31,787)
Cash and cash equivalents at beginning of period	134,001	56,793

Cash and cash equivalents at end of period	$98,685	$25,006

Supplemental Data:
Cash paid for income taxes	$47,120	$1,526
Tax benefit from exercise of options	$3,663	$477
Cash received from exercise of options	$16,905	$5,580
Non-cash investing activities:
Common stock issued for business acquired	$491	$—

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. General
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments necessary to present fairly ABM Industries Incorporated (ABM) and subsidiaries’ (the Company) financial position as of April 30, 2007, the results of operations for the three and six months then ended, and cash flows for the six months then ended. These adjustments are of a normal, recurring nature, except as otherwise noted. All information in the Notes to Consolidated Financial Statements and references to the years are based on the Company’s fiscal year which ends on October 31 and the three-month and six-month periods which end on April 30.
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
2. Adoption of a New Accounting Standard
     In June 2006, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires companies to disclose the presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer (e.g., sales and use tax) as either gross or net in the accounting policies included in the notes to the financial statements. EITF 06-3 became effective beginning in the second quarter of 2007. The Company continues to report revenues net of sales and use tax imposed on the related transaction.
3. Net Income per Common Share
     The Company has reported its earnings in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Stock options and restricted stock units account for the difference between basic average common shares outstanding and diluted average common shares outstanding. Performance shares do not currently have an effect on the diluted average common shares outstanding. The calculation of net income per common share was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2007	2006	2007	2006

Net income available to common stockholders	$16,722	$10,392	$25,426	$14,382

Average common shares outstanding — Basic	49,385	49,226	49,075	49,205
Effect of dilutive securities:
Stock options	1,289	586	1,111	744
Restricted stock units	80	—	59	—

Average common shares outstanding — Diluted	50,754	49,812	50,245	49,949

Net income per common share
Basic	$0.34	$0.21	$0.52	$0.29
Diluted	$0.33	$0.21	$0.51	$0.29
     The diluted net income per common share excludes the anti-dilutive effects of options to purchase 92,682 and 2,457,261 common shares for the three months ended April 30, 2007 and 2006, respectively, and 89,753 restricted stock units for the three months ended April 30, 2007.
     The diluted net income per common share excludes the anti-dilutive effects of options to purchase 425,638 and 2,034,061 common shares for the six months ended April 30, 2007 and 2006, respectively, and 44,877 restricted stock units for the six months ended April 30, 2007.
4. Share-Based Compensation Plans
     The following tables show the activity under the Company’s share-based compensation plans.
Options

			Weighted-
		Weighted-	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise price	contractual term	value
	(in thousands)	per share	(in years)	(in thousands)

Outstanding at October 31, 2006	5,712	$16.09
Granted	93	25.71
Exercised	925	14.60
Forfeited or expired	146	17.73

Outstanding at April 30, 2007	4,734	$16.52	6.26	$54,986

Exercisable at April 30, 2007	2,732	$16.08	5.02	$32,948

Restricted Stock Units

	Number of	Weighted-average
	shares	grant date fair value
	(in thousands)	per share

Outstanding at October 31, 2006	232	$18.71
Granted	91	26.06
Converted from Director Retirement Plan	28	27.00
Issued	—	—
Forfeited	8	19.40

Outstanding at April 30, 2007	343	$21.31

Vested at April 30, 2007	28	$27.00

Performance Shares

	Number of	Weighted-average
	shares	grant date fair value
	(in thousands)	per share

Outstanding at October 31, 2006	125	$18.71
Granted	32	25.82
Issued	—	—
Forfeited	1	18.71

Outstanding at April 30, 2007	156	$20.19

None of the performance shares had vested at April 30, 2007.
Share-Based Compensation
     The Company recognized share-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2007	2006	2007	2006

Share-based compensation expense recognized in selling, general and administrative expenses	$2,847	$895	$5,810	$2,055
Income tax benefit	1,080	159	2,236	325

Total share-based compensation expense after income taxes	$1,767	$736	$3,574	$1,730

Total share-based compensation expense after income taxes — per common share
Basic	$0.04	$0.01	$0.07	$0.04
Diluted	$0.03	$0.01	$0.07	$0.03
     Share-based compensation expense in the three and six months ended April 30, 2007 included $1.9 million and $3.9 million, respectively, of expense attributable to the accelerated vesting of stock options under the Price-Vested Performance Stock Option Plans. When ABM’s stock price achieved $22.50 and $23.00 target prices for ten trading days within a 30 consecutive trading day period during the first quarter of 2007, options for 481,638 shares vested in full. When ABM’s stock price achieved $25.00 and $26.00 target prices for ten trading days within a 30 consecutive trading day period during the second quarter of 2007, options for 452,566 shares vested in full.
     Share-based compensation expense of $0.3 million and $0.8 million associated with the Employee Stock Purchase Plan (ESPP) was recognized in the three and six months ended April 30, 2006, respectively. Because of changes to the ESPP effective May 1, 2006, the value of the awards is no longer treated as share-based compensation. As a result, no share-based compensation expense associated with the ESPP was recognized in the three and six months ended April 30, 2007.
     The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company estimates forfeiture rates based on historical data and adjusts the rates annually or as needed. The adjustment of the forfeiture rate may result in a cumulative adjustment in any period the forfeiture rate estimate is changed. Adjustments to the forfeiture rate did not result in material adjustments to share-based compensation expense in the first six months of 2007.
     The weighted average assumptions used in the option valuation model for the three and six months ended April 30, 2007 and 2006 are shown in the table below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006 *	2007	2006

Expected term from the date of grant	5.2 years	—	5.2 years	6.7 years
Expected stock price volatility	25.3%	—	25.3%	26.3%
Expected dividend yield	2.1%	—	2.1%	2.1%
Risk-free interest rate	4.4%	—	4.4%	4.4%
Weighted average fair value of grants	$6.36	—	$6.35	$5.67

*	No options were granted in the three months ended April 30, 2006.
5. Parking Revenue Presentation
     The Company’s Parking segment reports both revenues and expenses recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking sales related solely to the reimbursement of expenses totaled $68.0 million and $62.8 million for the three months ended April 30, 2007 and 2006, respectively, and $139.2 million and $126.9 million for the six months ended April 30, 2007 and 2006, respectively.
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
     The Company periodically evaluates its estimated claim costs and liabilities and accrues self-insurance reserves to its best estimate. Management also monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse developments (e.g., changes in regulatory requirements and changes in reserving methodology). If the trends suggest that the frequency or severity of claims incurred has increased, the Company might be required to record additional expenses for self-insurance liabilities. Additionally, the Company uses third party service providers to administer its claims and the performance of the service providers and transfers between administrators can impact the cost of claims and accordingly the amounts reflected in insurance reserves. A January 31, 2007 evaluation covering substantially all of the Company’s self-insurance reserves showed favorable developments in the Company’s reserves for 2006 and prior years’

workers’ compensation, general liability and auto liability claims, amounting to an aggregate $4.2 million benefit. The benefit was recorded in Corporate. The total estimated liability for claims incurred at April 30, 2007 and October 31, 2006 was $196.3 million and $195.2 million, respectively.
     In addition to using its evaluations to establish levels of self-insurance reserves, the Company uses these evaluations to develop insurance rates for each operation, which are expressed per $100 of exposure (labor and revenue). These rates become a factor in pricing by the regions/segments and in determining the operating profits of each segment.
     In connection with certain self-insurance programs, the Company had standby letters of credit at April 30, 2007 and October 31, 2006 supporting estimated unpaid liabilities in the amounts of $102.3 million and $93.5 million, respectively.
7. Goodwill and Other Intangibles
     Goodwill. The changes in the carrying amount of goodwill for the six months ended April 30, 2007 were as follows:

		Goodwill Related to
		Initial	Contingent
	Balance as of	Payments for	Amounts	Balance as of
(in thousands)	October 31, 2006	Acquisitions	and Other	April 30, 2007

Janitorial	$153,890	$—	$2,742	$156,632
Parking	30,180	2,671	—	32,851
Security	43,642	—	493	44,135
Engineering	2,174	—	—	2,174
Lighting	18,002	—	—	18,002

Total	$247,888	$2,671	$3,235	$253,794

     Of the $253.8 million carrying amount of goodwill as of April 30, 2007, $45.3 million was not amortizable for income tax purposes.
     Other Intangibles. The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the six months ended April 30, 2007 were as follows:

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retirements	April 30	October 31,		Retirements	April 30
(in thousands)	2006	Additions	and Other	2007	2006	Additions	and Other	2007

Customer contracts and related relationships	$33,713	$3,741	$—	$37,454	$(12,281)	$(2,303)	$—	$(14,584)
Trademarks and trade names	3,050	800	—	3,850	(1,767)	(277)	—	(2,044)
Other (contract rights, etc.)	2,668	—	(488)	2,180	(1,502)	(91)	279	(1,314)

Total	$39,431	$4,541	$(488)	$43,484	$(15,550)	$(2,671)	$279	$(17,942)

     The weighted average remaining lives as of April 30, 2007 and the amortization expense for the three and six months ended April 30, 2007 and 2006 of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years are as follows:

	Weighted
	Average	Amortization Expense				Estimated Amortization Expense
	Remaining	Three Months Ended		Six Months Ended		Years Ending
	Life	April 30,		April 30,		October 31,
($ in thousands)	(Years)	2007	2006	2007	2006	2008	2009	2010	2011	2012

Customer contracts and related relationships	9.3	$1,147	$1,221	$2,303	$2,406	$4,430	$3,820	$3,209	$2,599	$2,047
Trademarks and trade names	5.4	142	135	277	270	620	282	80	80	80
Other (contract rights, etc.)	6.9	42	137	91	395	163	146	116	116	97

Total	8.9	$1,331	$1,493	$2,671	$3,071	$5,213	$4,248	$3,405	$2,795	$2,224

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
     Payments for acquisitions, including initial amounts and contingent amounts due on earlier acquisitions, were $10.6 million and $8.6 million in the six months ended April 30, 2007 and 2006, respectively. Of those payment amounts, $3.5 million and $3.1 million were the contingent amounts paid in the six months ended April 30, 2007 and 2006, respectively. All payments were made in cash except for one contingent payment of $0.5 million that was settled with the issuance of 26,459 shares of ABM’s common stock in the six months ended April 30, 2007.
     The Company made the following acquisition during the six months ended April 30, 2007:
     On April 2, 2007, the Company acquired substantially all of the operating assets of HealthCare Parking Systems of America, Inc., a provider of healthcare-related parking services based in Tampa, Florida, for $7.1 million in cash. In addition, $4.7 million is expected to be paid based on the financial performance of the acquired business over the next three years. If certain growth thresholds are achieved, additional payments will be required in years four and five. With annual revenues in excess of $26.0 million, HealthCare Parking Systems of America, Inc. is a provider of premium parking management services exclusively to hospitals, health centers, and medical office buildings across the United States. Of the total initial payment, $3.5 million was initially allocated to customer relationship intangible assets (amortized over a useful life of 10 years under the sum-of-the-year-digits method), $0.8 million to trademarks intangible assets (amortized over a useful life of 10 years under the straight-line method), $2.7 million to goodwill and $0.1 million to other assets. The final purchase accounting for this acquisition is expected to be completed in the third quarter of 2007.

     The Company made the following acquisitions during the six months ended April 30, 2006:
     On November 1, 2005, the Company acquired substantially all of the operating assets of Brandywine Building Services, Inc., a facility services company based in Wilmington, Delaware, for approximately $3.6 million in cash. In the six months ended April 30, 2007, a contingent payment of $0.6 million was made, bringing the total purchase price paid to date to $4.2 million. Additional cash consideration of approximately $1.8 million is expected to be paid based on the financial performance of the acquired business over the next three years. With annual revenues in excess of $9.0 million, Brandywine Building Services, Inc. was a provider of commercial office cleaning and specialty cleaning services throughout Delaware, southeast Pennsylvania and south New Jersey. Of the total initial payment, $3.0 million was allocated to customer relationship intangible assets (amortized over a useful life of 14 years under the sum-of-the-year-digits method), $0.5 million to goodwill and $0.1 million to other assets. The contingent payment was allocated to goodwill.
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
9. Line of Credit Facility
     ABM has a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (IBOR) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.100%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of April 30, 2007 and October 31, 2006, the total outstanding amounts under the facility were $107.3 million and $98.7 million, respectively, in the form of standby letters of credit.
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
10. Comprehensive Income
     Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses. The Company’s other comprehensive income was $0.4 million and $0.2 million for the three months ended April 30, 2007 and 2006, respectively. Comprehensive income for the three months ended April 30, 2007 and 2006 was $17.1 million and $10.6 million, respectively. The Company’s other comprehensive income was $0.1 million and $0.3 million for the six months ended April 30, 2007 and 2006, respectively. Comprehensive income for the six months ended April 30, 2007 and 2006 was $25.5 million and $14.7 million, respectively.
11. Treasury Stock
     No stock repurchases were made in the first six months of 2007. The Company may, however, repurchase up to 2,000,000 shares of ABM’s common stock at any time through October 31, 2007 as authorized by the Board of Directors of ABM on December 12, 2006.
     The Company repurchased 800,000 shares of ABM’s common stock during the first six months of 2006 at a cost of $13.9 million (an average price of $17.43 per share) under a March 29, 2006 authorization by the Board of Directors of ABM that expired at October 31, 2006.
12. Benefit and Incentive Plans
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
Retirement and Post-Retirement Plans
     The Company has two unfunded defined benefit plans. The Supplemental Executive Retirement Plan represents retirement agreements for current and former senior executives including two directors who are former employees. The Service Award Benefit Plan represents an unfunded severance pay plan covering certain qualified employees. The Supplemental Executive Retirement Plan was amended effective December 31, 2002 to preclude new participants and the Service Award Benefit Plan was frozen effective January 1, 2002. The Company also has one unfunded post-retirement benefit plan, the Death Benefit Plan, which also precludes new participants effective March 1, 2003.

     The Company had a Non-Employee Director Retirement Plan that was eliminated for new directors effective October 1, 2006. The individual retirement plan balances were frozen at October 31, 2006. On November 1, 2006, $1.1 million of the $1.8 million liability was transferred to the Director Deferred Compensation Plan based on certain directors’ elections. The remaining $0.7 million was converted to 28,341 restricted stock units on, and at the fair market value of ABM common stock of, March 6, 2007, the date of the 2007 annual meeting of the stockholders of ABM.
     The net expense of the defined benefit retirement plans and the post-retirement benefit plan for the three and six months ended April 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2007	2006	2007	2006

Defined Benefit Retirement Plans
Service cost	$(11)	$26	$3	$88
Interest	92	123	185	234
Amortization of actuarial loss	31	28	61	56

Net expense	$112	$177	$249	$378

Post-Retirement Benefit Plan
Service cost	$6	$7	$12	$15
Interest	61	61	121	123
Amortization of actuarial gain	(13)	—	(25)	—

Net expense	$54	$68	$108	$138

Deferred Compensation Plans
     The Company has an unfunded Deferred Compensation Plan available to executive, management, administrative and sales employees whose annualized base salary equals or exceeds $100,000. The plan allows employees to defer from 1% to 20% of their pre-tax compensation. At April 30, 2007, there were 66 active participants and 39 retired or terminated employees participating in the plan.
     On October 23, 2006 the Board of Directors adopted an unfunded Director Deferred Compensation Plan. Based on certain directors’ elections, $1.1 million of the $1.8 million liability under the Non-employee Directors’ Retirement Plan was transferred to the Director Deferred Compensation Plan. For each plan year commencing with 2007, a director may elect to defer receipt of all or any portion of the compensation that he or she would otherwise receive from ABM. At April 30, 2007, there were four active directors participating in the plan.
     The deferred amount under both plans earns interest equal to the prime interest rate on the last day of the calendar quarter up to 6%. If the prime rate exceeds 6%, the interest rate is equal to 6% plus one half of the excess over 6%. Starting April 1, 2007, interest is further capped at 120% of the long-term applicable federal rate (compounded quarterly) in the Deferred Compensation Plan. The average interest rates credited to both plans for the three and six months ended April 30, 2007 were 6.64% and 6.88%, respectively, and to the Deferred Compensation Plan for the three and six months ended April 30, 2006 were 6.96% and 6.84%, respectively.
     The transactions under the two deferred compensation plans for the three and six months ended April 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2007	2006	2007	2006

Participant contributions	$180	$190	$461	$397
Interest accrued	$169	$155	$357	$322
Payments	$(1,058)	$(926)	$(1,153)	$(1,672)
401(k) Plans
     The Company made matching contributions required by its 401(k) plans for the three months ended April 30, 2007 and 2006 in the amounts of $1.5 million and $1.4 million, respectively, and for the six months ended April 30, 2007 and 2006 in the amounts of $2.8 million each.
Pension Plans Under Collective Bargaining Agreements
     Certain qualified employees of the Company are covered under union-sponsored multi-employer defined benefit plans. Contributions paid for these plans were $9.1 million and $8.1 million in the three months ended April 30, 2007 and 2006, respectively, and $18.4 million and $16.8 million in the six months ended April 30, 2007 and 2006, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.
13. Segment Information
     Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. Most Corporate expenses are not allocated. Such expenses include the Company’s share-based compensation costs and adjustments to the Company’s self-insurance reserves relating to prior years. Until damages and costs are awarded or a matter is settled, the Company also accrues probable and estimable losses associated with pending litigation in Corporate.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2007	2006	2007	2006

Sales and other income
Janitorial	$399,518	$382,604	$799,744	$768,958
Parking	118,521	106,063	233,327	211,784
Security	77,549	75,278	158,367	153,574
Engineering	72,044	68,101	146,822	135,040
Lighting	28,923	27,248	59,980	56,144
Corporate	1,296	814	3,160	1,209

	$697,851	$660,108	$1,401,400	$1,326,709

Operating profit
Janitorial	$23,758	$20,959	$40,600	$35,655
Parking	7,967	3,011	11,007	4,650
Security	(434)	287	666	462
Engineering	2,896	3,762	5,970	6,950
Lighting	590	249	1,265	584
Corporate	(9,171)	(11,505)	(20,411)	(25,584)

Operating profit	25,606	16,763	39,097	22,717
Interest expense	(109)	(121)	(242)	(244)

Income before income taxes	$25,497	$16,642	$38,855	$22,473

14. Contingencies
     The Company accrues amounts it believes are adequate to address any liabilities related to litigation and arbitration proceedings, and other contingencies that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that any such proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses at April 30, 2007 was $3.5 million.
15. Income Taxes
     The estimated annual effective tax rates used in the second quarter of 2007 and 2006 were 37.0% and 37.5%, respectively. The reduced estimated rate for 2007 reflects expected increased Work Opportunity Tax Credits following the retroactive reinstatement of these credits in 2007. The effective tax rate was, however, 34.4% and 37.6% in the second quarter of 2007 and 2006, respectively, and 34.6% and 36.0% in the first six months of 2007 and 2006, respectively. The following discrete tax benefits lowered the effective tax rate from the estimated. A $0.6 million deferred tax benefit was recorded in the second quarter of 2007 due to the increase in the Company’s net deferred tax assets from the new state of New York requirement to file combined returns effective in 2008. A $0.3 million tax benefit was recorded in the first quarter of 2007 primarily due to the inclusion in the period of Work Opportunity Tax Credits attributable to 2006, but not recognizable in 2006 because the program had expired and was not extended until the first quarter of 2007. Another $0.3 million benefit was recorded in the first six months of 2006 primarily due to the increase in deferred tax assets as of April 30, 2006 related to an increase in the estimated overall state income tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q and with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2006. All information in the discussion and references to the years are based on the Company’s fiscal year which ends on October 31 and the three- month and six-month periods which end on April 30.
Overview
     ABM Industries Incorporated (“ABM”) and its subsidiaries (the “Company”) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada. The largest segment of the Company’s business is Janitorial which generated over 57% of the Company’s sales and other income (hereinafter called “Sales”) and over 68% of its operating profit before Corporate expenses in the first six months of 2007.
     The Company’s Sales are substantially based on the performance of labor-intensive services at contractually specified prices. The level of Sales directly depends on commercial real estate occupancy levels. Decreases in occupancy levels reduce demand and also create pricing pressures on building maintenance and other services provided by the Company.
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
     The majority of the Company’s contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice. Upon renewal of the contract, the Company may renegotiate the price although competitive pressures and customers’ price sensitivity could inhibit the Company’s ability to pass on cost increases. Such cost increases include, but are not limited to, labor costs, workers’ compensation and other insurance costs, any applicable payroll taxes and fuel costs. However, for some renewals the Company is able to restructure the scope and terms of the contract to maintain or increase profit margin.
     Sales have historically been the major source of cash for the Company, while payroll expenses, which are substantially related to Sales, have been the largest use of cash. Hence operating cash flows primarily depend on the Sales level and timing of collections, as well as the quality of the customer accounts receivable. The timing and level of the payments to suppliers and other vendors, as well as the magnitude of self-insured claims, also affect operating cash flows. The Company’s management views operating cash flows as a good indicator of financial strength. Strong operating cash flows provide opportunities for growth both internally and through acquisitions.
     The Company’s growth in Sales in the first six months of 2007 from the same period in 2006 is primarily attributable to internal growth. Internal growth in Sales represents not only Sales from new customers, but also expanded services or increases in the scope of work for existing customers. In the long run, achieving the desired levels of Sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately owned companies that typically have a lower cost advantage. It also plans to increase Sales by expanding its services into international markets. The Company expects to focus its financial and management resources on those businesses it can grow to be a leading national service provider.
     In the short-term, management is pursuing new business, increasing operating efficiencies, and integrating its most recent acquisitions. It is also implementing a number of other projects to enhance its competitiveness including consolidating certain back office operations in a Shared Services Center in Houston, Texas. The Company is also relocating its Janitorial headquarters to Houston, concentrating its other business units in southern California and, in 2008, relocating its executive headquarters to New York City. The Company has also started the upgrade and consolidation of its accounting, payroll, and other information technology systems and expects full implementation by the end of 2009.
Liquidity and Capital Resources

	April 30,	October 31,
(in thousands)	2007	2006	Change

Cash and cash equivalents	$98,685	$134,001	$(35,316)
Working capital	$344,603	$312,456	$32,147

	Six Months Ended April 30,
(in thousands)	2007	2006	Change

Net cash (used in) provided by operating activities	$(28,965)	$2,452	$(31,417)
Net cash used in investing activities	$(15,101)	$(15,524)	$423
Net cash provided by (used in) financing activities	$8,750	$(18,715)	$27,465
     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, repurchasing shares of ABM common stock, and paying cash dividends. As of April 30, 2007 and October 31, 2006, the Company’s cash and cash equivalents totaled $98.7 million and $134.0 million, respectively. The cash balance at April 30, 2007 declined from October 31, 2006 primarily due to a $34.9 million income tax payment made in the first quarter of 2007 relating to the $80.0 million gain on the settlement of the World Trade Center insurance claims in the fourth quarter of 2006. In addition, a $7.1 million cash payment for the acquisition of the assets of HealthCare Parking Systems of America was made in the second quarter of 2007. These cash payments were partially offset by $7.5 million received in connection with the termination of an airport parking garage lease in Philadelphia.
     Working Capital. Working capital increased by $32.1 million to $344.6 million at April 30, 2007 from $312.5 million at October 31, 2006, primarily due to income generated during the first six months of 2007. Trade accounts receivable is the largest component of working capital and totaled $376.2 million at April 30, 2007 compared to $384.0 at October 31, 2006. These amounts were net of allowances for doubtful accounts and sales totaling $7.0 million and $8.0 million at April 30, 2007 and October 31, 2006, respectively. At April 30, 2007, accounts receivable that were over 90 days past due had decreased by $2.5 million to $30.3 million (7.9% of the total outstanding) from $32.8 million (8.4% of the total outstanding) at October 31, 2006.
     Cash Flows from Operating Activities. Net cash used in operating activities was $29.0 million in the first six months of 2007, compared to $2.5 million net cash provided by operating activities in the first six months of 2006. The use of cash is primarily a result of the $34.9 million income tax payment made in the first quarter of 2007 relating to the $80.0 million gain on the settlement of the World Trade Center insurance claims in the fourth quarter of 2006. This was partially offset by the $7.5 million received in connection with the termination of the airport parking garage lease.
     Cash Flows from Investing Activities. Net cash used in investing activities in the first six months of 2007 was $15.1 million, compared to $15.5 million in the first six months of 2006. The decrease is the net result of a $1.3 million decrease in purchases of property, plant and equipment, a $

1.5 million increase in the amount used to purchase businesses, and a $0.7 million increase in proceeds from the sale of assets.
     Cash Flows from Financing Activities. Net cash provided by financing activities was $8.8 million in the first six months of 2007, compared to $18.7 million used in the first six months of 2006, which was primarily the result of the use of $13.9 million to repurchase ABM common stock in the first six months of 2006. The Company did not repurchase ABM common stock in the first six months of 2007. The inflow of cash is also attributable to a $14.5 million increase in common stock issuances primarily as a result of more stock options exercised in the first six months of 2007 compared to the same period of 2006.
     Line of Credit. ABM has a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week, at the Interbank Offered Rate (“IBOR”) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.100%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of April 30, 2007 and October 31, 2006, the total outstanding amounts under the facility were $107.3 million and $98.7 million, respectively, in the form of standby letters of credit.
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
Commitments
     As of April 30, 2007, the Company’s future contractual payments, commercial commitments and other long-term liabilities were as follows:

(in thousands)	Payments Due By Period
Contractual			2 - 3	4 - 5	After 5
Obligations	Total	1 year	years	years	years

Operating Leases	$110,686	$34,771	$39,171	$19,487	$17,257
IBM Services Agreement	99,197	17,056	31,212	28,288	22,641
IBM Payroll System Support	2,279	955	1,288	36	—
IBM Systems Upgrade, Implementation and Support	24,989	9,739	7,882	4,531	2,837

	$237,151	$62,521	$79,553	$52,342	$42,735

(in thousands)	Payments Due By Period
Other Long-Term			2 - 3	4 - 5	After 5
Liabilities	Total	1 year	years	years	years

Unfunded Employee Benefit Plans	$31,446	$2,583	$4,054	$3,925	$20,884

(in thousands)		Amounts of Commitment Expiration Per Period
Commercial			2 - 3	4 - 5	After 5
Commitments	Total	1 year	years	years	years

Standby Letters of Credit	$107,315	$107,315	$—	$—	$—
Surety Bonds	63,533	60,949	2,573	10	1

	$170,848	$168,264	$2,573	$10	$1

Total Commitments	$439,445	$233,368	$86,180	$56,277	$63,620

     The amounts set forth under operating leases represent the Company’s contractual obligations to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment.
     On September 29, 2006, the Company entered into a Master Professional Services Agreement (the “Services Agreement”) with International Business Machines Corporation (“IBM”) that became effective October 1, 2006, pursuant to which IBM will provide to the Company substantially all of the information technology infrastructure and services provided in 2006 by in-house equipment and personnel. The base fee for these services is approximately $117.0 million payable over the initial term of 7 years and 3 months. As of April 30, 2007, aggregate payments of $17.8 million have been made to IBM since the Services Agreement had become effective. Services covered by the Services Agreement may be expanded at rates set forth in the Services Agreement, or later agreed to by the parties, which would increase amounts payable to IBM.
     As a result of a January 23, 2007 expansion, IBM will provide maintenance and support services for the Company’s legacy payroll system. The base fee for these services is approximately $2.3 million payable over a 3 years and 7 month term that commenced April 1, 2007.
     The Company also completed an evaluation of its existing accounting, payroll and human resources information systems in the first quarter of 2007. On April 4, 2007, the Company further expanded services covered by the Services Agreement. IBM is now assisting in the upgrade of the Company’s existing accounting systems and the implementation of a new payroll system and human resources information system. IBM will also provide post implementation support services beginning July 1, 2008 through December 31, 2013. The base fee for this upgrade, implementation, and post implementation support services is $26.2 million payable over 6 years and 10 months. As of April 30, 2007, aggregate payments of $1.2 million have been made to IBM. The Company began the design phase of the project in the second quarter of 2007. The implementation of the new systems is scheduled to commence in July 2008 with completion by the end of 2009.
     Total anticipated cost for the upgrade of the existing accounting systems, and implementation of the new payroll system and human resources system is approximately $30.0 million, which includes IBM contracted system upgrade and implementation costs of $13.3 million, as well as licensing fees and other external costs.

     The Company has two unfunded defined benefit plans, an unfunded post-retirement benefit plan and two unfunded deferred compensation plans that are described in Note 12 of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. At April 30, 2007, the liability reflected on the Company’s consolidated balance sheet for these five plans totaled $21.0 million, with the amount expected to be paid over the next 20 years estimated at $31.4 million. With the exception of the deferred compensation plans, the liabilities for which are reflected on the Company’s consolidated balance sheet at the amount of compensation deferred plus accrued interest, the plan liabilities at that date assume future annual compensation increases of 3.50% (for those plans affected by compensation changes) and have been discounted at 5.75%, a rate based on Moody’s Investor Services AA-rated long-term corporate bonds (i.e., 20 years). Because the deferred compensation plans’ liabilities reflect the actual obligations of the Company and the post-retirement benefit plan and two defined benefit plans have been frozen, variations in assumptions would be unlikely to have a material effect on the Company’s financial condition and operating performance. The Company expects to fund payments required under the plans from operating cash as payments are due to participants.
     Not included in the unfunded employee benefit plans in the table above are union-sponsored multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions paid for these plans were $18.4 million and $16.8 million in the six months ended April 30, 2007 and 2006, respectively.
     The Company uses surety bonds, principally performance and payment bonds, to guarantee performance under various customer contracts in the normal course of business. These bonds typically remain in force for one to five years and may include optional renewal periods. At April 30, 2007, outstanding surety bonds totaled approximately $63.5 million. The Company does not believe these bonds will be required to be drawn upon.
     The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). The estimated liability for claims incurred at April 30, 2007 and October 31, 2006 was $196.3 million and $195.2 million, respectively. The Company periodically evaluates its estimated claim costs and liabilities and accrues self-insurance reserves to its best estimate. The Company also uses these evaluations to develop insurance rates for each operation, which are expressed per $100 of exposure (labor and revenues). These rates become a factor in pricing by the regions/segments and in determining the operating profits of each segment.
     The self-insurance claims paid in the first six months of 2007 and 2006 were $28.7 million and $30.1 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances.
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
Acquisitions
     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the six months ended April 30, 2007 and 2006 are discussed in Note 8 of Notes to Consolidated Financial Statements.
Results of Operations
Three Months Ended April 30, 2007 vs. Three Months Ended April 30, 2006

	Three Months		Three Months
	Ended	% of	Ended	% of	Increase
($ in thousands)	April 30, 2007	Sales	April 30, 2006	Sales	(Decrease)

Revenues
Sales and other income	$697,851	100.0%	$660,108	100.0%	5.7%
Expenses
Operating expenses and cost of goods sold	619,313	88.7%	592,322	89.7%	4.6%
Selling, general and administrative	51,601	7.4%	49,530	7.5%	4.2%
Amortization of intangible assets	1,331	0.2%	1,493	0.2%	(10.9)%
Interest	109	—	121	—	(9.9)%

Total expenses	672,354	96.3%	643,466	97.5%	4.5%

Income before income taxes	25,497	3.7%	16,642	2.5%	53.2%
Income taxes	8,775	1.3%	6,250	0.9%	40.4%

Net Income	$16,722	2.4%	$10,392	1.6%	60.9%

     Net Income. Net income in the second quarter of 2007 increased by $6.3 million, or 60.9%, to $16.7 million ($0.33 per diluted share) from $10.4 million ($0.21 per diluted share) in the second quarter of 2006. This increase was primarily due to a $5.0 million ($3.0 million after-tax) gain in Parking in connection with the termination of an airport parking garage lease and increases in operating profits in Janitorial and Lighting despite across the board increases in selling and administrative payroll costs. In addition, the Company recorded a $0.6 million deferred tax benefit in the second quarter of 2007 as a result of a change in state of New York tax law. The increase is also attributable to the absence of $2.4 million ($1.5 million after-tax) of professional fees related to the Audit Committee’s independent investigation of the 2005 accounting at Security Services of America (“SSA”), a Company subsidiary, included in the second quarter of 2006. Partially offsetting these improvements was $1.9 million ($1.2 million after-tax) of share-based compensation expense recognized in the second quarter of 2007 as a result of the vesting of certain options when target prices for ABM common stock were achieved.
     Revenues. Sales in the second quarter of 2007 increased by $37.7 million, or 5.7%, to $697.9 million from $660.1 million in the second quarter of 2006, primarily due to new business and expansion of services or increases in the scope of work for existing customers. Parking’s reimbursements for out-of-pocket expenses from managed parking lot clients were $5.2 million higher in the second quarter of 2007 than in the same quarter in 2006. Parking Sales also included the $5.0 million gain in connection with the termination of an airport parking garage lease.
     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit (Sales minus operating expenses and cost of goods sold) was 11.3% and 10.3% in the second quarter of 2007 and 2006, respectively. The increase in margins was primarily due to the $5.0 million gain in connection with the lease termination in Parking, the elimination of unprofitable customer accounts in Security, and lower insurance rates in Janitorial, partially offset by a decrease in profit margins in Engineering.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 2007 increased $2.1 million, or 4.2%, compared to the second quarter of 2006 primarily due to a $2.9 million increase in selling and administrative payroll costs as a result of new hires, annual salary increases, and increased bonuses, and the $1.9 million of share-based compensation expense recognized when target prices for ABM common stock were achieved. The impact of these increases was reduced because of the $2.4 million of professional fees associated with the Audit Committee’s independent investigation of 2005 accounting at SSA included in the second quarter of 2006.
     Income Taxes. The estimated annual effective tax rate used for the second quarter of 2007 was 37.0%, compared to the 37.5% used for the second quarter of 2006. The reduced estimated rate reflects expected increased Work Opportunity Tax Credits following the retroactive reinstatement of these credits in 2007. The effective tax rates were, however, 34.4% in the second quarter of 2007 and 37.6% in the second quarter of 2006. The lower effective tax rate was primarily due to a $0.6 million deferred tax benefit recorded in the second quarter of 2007 due to the increase in the Company’s net deferred tax assets from the new state of New York requirement to file combined returns effective in 2008.
     Segment Information. Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. Most Corporate expenses are not allocated. Such expenses include the Company’s share-based compensation costs and adjustments to the Company’s self-insurance reserves relating to prior years. Until damages and costs are awarded or a matter is settled, the Company also accrues probable and estimable losses associated with pending litigation in Corporate.

	Three Months Ended April 30,		Better
($ in thousands)	2007	2006	(Worse)

Sales and other income
Janitorial	$399,518	$382,604	4.4%
Parking	118,521	106,063	11.7%
Security	77,549	75,278	3.0%
Engineering	72,044	68,101	5.8%
Lighting	28,923	27,248	6.1%
Corporate	1,296	814	59.2%

	$697,851	$660,108	5.7%

Operating profit
Janitorial	$23,758	$20,959	13.4%
Parking	7,967	3,011	164.6%
Security	(434)	287	(251.2)%
Engineering	2,896	3,762	(23.0)%
Lighting	590	249	136.9%
Corporate	(9,171)	(11,505)	20.3%

Operating profit	25,606	16,763	52.8%
Interest expense	(109)	(121)	9.9%

Income before income taxes	$25,497	$16,642	53.2%

     The results of operations from the Company’s segments for the quarter ended April 30, 2007, compared to the same quarter in 2006, are more fully described below.
     Janitorial. Janitorial Sales increased by $16.9 million, or 4.4%, during the second quarter of 2007 compared to the same quarter of 2006. All Janitorial regions, except Northern California, experienced Sales growth. This was due to new business, expansion of services to customers and price adjustments to pass through a portion of union cost increases. The decrease in Sales in Northern California was due to reductions in scope of service at some existing customers and lost accounts.
     Operating profit increased $2.8 million, or 13.4%, during the second quarter of 2007 compared to the same quarter of 2006. The increase was primarily attributable to a $1.6 million decrease in insurance expense reflecting a reduction in insurance rates charged to the segment, a $1.3 million decrease in state unemployment taxes, and operating profit from the higher Sales. These improvements were partially offset by increased selling and administrative payroll costs, and higher union benefit costs.
     Parking. Parking Sales increased by $12.5 million, or 11.7%, during the second quarter of 2007 compared to the same quarter of 2006, mainly as a result of a $5.2 million increase in reimbursements for out-of-pocket expenses from managed parking lot clients due to new contracts and the $5.0 million gain in connection with the termination of an airport parking garage lease in Philadelphia. The gain also includes forgiveness by the Company of the lessor’s $1.1 million promissory note. Lease, allowance, and management fee revenues also increased $3.5 million in the second quarter of 2007 compared to the second quarter of 2006. The $3.5 million increase includes $2.5 million in revenues from HealthCare Parking Systems of America, Inc. (“HPSA”), which was acquired on April 2, 2007. These increases were partially offset by revenues lost as a result of the termination of the airport parking garage lease.
     Operating profit increased $5.0 million, or 164.6%, during the second quarter of 2007 compared to the same quarter of 2006 as a result of the $5.0 million lease termination gain and operating profits from increased lease and fixed allowance revenues. These benefits were partially offset by additional operating costs associated with adverse weather conditions in the second quarter of 2007 compared to the mild weather conditions during the same quarter in 2006.

     Security. Security Sales increased $2.3 million, or 3.0%, during the second quarter of 2007 compared to the same quarter of 2006 primarily due to new business, although the elimination of unprofitable customer accounts partially offset the impact of the new business. Security had an operating loss of $0.4 million in the second quarter of 2007 compared to an operating profit of $0.3 million in the same quarter of 2006. This loss was primarily the result of a second quarter 2007 $1.7 million litigation settlement, a portion of which had been previously accrued as a litigation loss provision in Corporate prior to settlement. Partially offsetting this litigation settlement was a $0.4 million reduction in the second quarter of 2007 in the reserve for the amount the Company estimated it overpaid Security Services of America, LLC (“SSA, LLC”) in 2004. The reduction of the reserve was a result of the final settlement of this matter. In addition, the elimination of unprofitable customer contracts lessened Security’s operating loss.
     Engineering. Engineering Sales increased $3.9 million, or 5.8%, in the second quarter of 2007 compared to the same quarter in 2006, which was mainly due to new business and the expansion of services to existing customers, most significantly in the Eastern and Northern California regions. Operating profits decreased by $0.9 million, or 23.0%, in the second quarter of 2007 compared to the same quarter in 2006 primarily due to reduced profit margin of the new business compared to business replaced. In addition, Engineering experienced higher payroll expense associated with increased management staff necessary to support the future growth of the business.
     Lighting. Lighting Sales increased $1.7 million, or 6.1%, during the second quarter of 2007 compared to the same quarter of 2006 primarily due to an increase in special project business in the Southwest and South Central regions. Operating profit increased $0.3 million, or 136.9%, primarily due to increased Sales.
     Corporate. Corporate expense in the second quarter of 2007 decreased by $2.3 million, or 20.3%, compared to the same quarter of 2006, which is primarily attributable to the absence of $2.4 million of professional fees associated with the Audit Committee’s independent investigation of 2005 accounting at SSA included in the second quarter of 2006 and a $1.4 million benefit from reversing a loss provision upon settlement of a lawsuit, the cost of which was recorded in the Security segment. Until damages and costs are awarded or a matter is settled, the Company accrues probable and estimable losses at Corporate. These benefits were offset, in part, by $1.9 million of share-based compensation expense from the acceleration of price vested options.
Six Months Ended April 30, 2007 vs. Six Months Ended April 30, 2006

	Six Months		Six Months
	Ended	% of	Ended	% of	Increase
($ in thousands)	April 30, 2007	Sales	April 30, 2006	Sales	(Decrease)

Revenues
Sales and other income	$1,401,400	100.0%	$1,326,709	100.0%	5.6%
Expenses
Operating expenses and cost of goods sold	1,249,418	89.2%	1,198,498	90.3%	4.2%
Selling, general and administrative	110,214	7.9%	102,423	7.7%	7.6%
Amortization of intangible assets	2,671	0.2%	3,071	0.2%	(13.0)%
Interest	242	—	244	—	(0.8)%

Total expenses	1,362,545	97.2%	1,304,236	98.3%	4.5%

Income before income taxes	38,855	2.8%	22,473	1.7%	72.9%
Income taxes	13,429	1.0%	8,091	0.6%	66.0%

Net Income	$25,426	1.8%	$14,382	1.1%	76.8%

     Net Income. Net income in the first six months of 2007 increased by $11.0 million, or 76.8%, to $25.4 million ($0.51 per diluted share) from $14.4 million ($0.29 per diluted share) in the same period of 2006 primarily due to the $5.0 million ($3.0 million after-tax) gain recorded in Parking in connection with the termination of an airport parking garage lease and a $4.2 million ($2.6 million after-tax) reduction in the Company’s self insurance reserves related to 2006 and prior years’ insurance claims. All operating segments showed profit improvements except Engineering despite across the board increases in selling and administrative payroll costs. The increase is also attributable to the absence of the $2.4 million ($1.5 million after-tax) of professional fees related to the Audit Committee’s independent investigation of the 2005 accounting at SSA, included in the first six months of 2006 and a $2.8 million ($1.7 million after-tax) reduction in professional fees related to the Sarbanes-Oxley internal controls certification requirement in the first six months of 2007. These improvements were partially offset by $3.9 million ($2.4 million after-tax) of share-based compensation expense due to the vesting of certain options when target prices on ABM common stock were achieved and a $1.7 million ($1.0 million after-tax) litigation settlement in Security.
     Revenues. Sales in the first six months of 2007 increased $74.7 million, or 5.6%, to $1,401.4 million from $1,326.7 million in the same period of 2006, primarily due to new business and expansion of services or increases in the scope of work for existing customers. Parking’s reimbursements for out-of-pocket expenses from managed parking lot clients were $12.3 million higher in the first six months of 2007 than in the same period in 2006. Parking Sales also included the $5.0 million gain in connection with the lease termination.
     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit was 10.8% and 9.7% in the first six months of 2007 and 2006, respectively. The increase in margins was primarily due to the $5.0 million gain in Parking in connection with the airport parking lease termination, the $4.2 million reduction in the Company’s self insurance reserves related to 2006 and prior years’ insurance claims, lower insurance rates, and the elimination of unprofitable customer accounts in Security, partially offset by a decrease in profit margins in Engineering.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first six months of 2007 increased $7.8 million, or 7.6%, compared to the same period of 2006, primarily due to a $5.6 million increase in selling and administrative payroll costs as a result of new hires, annual salary increases, and increased bonuses, the $3.9 million of share-based compensation expense recognized when target prices for ABM common stock were achieved, and the $1.7 million litigation settlement in Security. The impact of these increases on the change between six-month periods to selling, general and administrative expenses was reduced because of the absence of $2.4 million of professional fees associated with the Audit Committee’s independent investigation of 2005 accounting at SSA included in the second quarter of 2006, and a $2.8 million reduction in professional fees related to the Sarbanes-Oxley internal controls certification requirement in the first six months of 2007 from the comparable period of 2006.
     Income Taxes. The estimated annual effective tax rates used for the first six months of 2007 and 2006 were 37.0% and 37.5%, respectively. The reduced estimated rate reflects expected increased Work Opportunity Tax Credits following the retroactive reinstatement of these credits in 2007. The effective tax rates were, however, 34.6% and 36.0% in the first six months of 2007 and 2006, respectively. The following discrete tax benefits lowered the effective tax rate from the estimated. A $0.6 million deferred tax benefit was recorded in the second quarter of 2007 due to the increase in the Company’s net deferred tax assets from the new state of New York requirement to file combined returns effective in 2008. A $0.3 million tax benefit was previously recorded in the first quarter of 2007 primarily due to the inclusion in the period of Work Opportunity Tax Credits attributable to 2006, but not recognizable in 2006 because the program had expired and was not extended until the first quarter of 2007. Another $0.3 million deferred tax benefit was recorded in the first six months of 2006 primarily due to the increase in deferred tax assets as of April 30, 2006 related to an increase in the estimated overall state income tax rate.

Segment Information.

	Six Months Ended April 30,		Better
($ in thousands)	2007	2006	(Worse)

Sales and other income
Janitorial	$799,744	$768,958	4.0%
Parking	233,327	211,784	10.2%
Security	158,367	153,574	3.1%
Engineering	146,822	135,040	8.7%
Lighting	59,980	56,144	6.8%
Corporate	3,160	1,209	161.4%

	$1,401,400	$1,326,709	5.6%

Operating profit
Janitorial	$40,600	$35,655	13.9%
Parking	11,007	4,650	136.7%
Security	666	462	44.2%
Engineering	5,970	6,950	(14.1)%
Lighting	1,265	584	116.6%
Corporate	(20,411)	(25,584)	20.2%

Operating profit	39,097	22,717	72.1%
Interest expense	(242)	(244)	0.8%

Income before income taxes	$38,855	$22,473	72.9%

     The results of operations from the Company’s segments for the six months ended April 30, 2007, compared to the same period in 2006, are more fully described below.
     Janitorial. Janitorial Sales increased by $30.8 million, or 4.0%, during the first six months of 2007 compared to the same period of 2006. All Janitorial regions, except Northern California, experienced Sales growth. This was due to new business, expansion of services to customers and price adjustments to pass through a portion of union cost increases. The decrease in Sales in Northern California was due to reductions in scope of service at some existing customers and lost accounts.
     Operating profit increased $4.9 million, or 13.9%, during the first six months of 2007 compared to the same period of 2006. The increase was primarily attributable to a $3.8 million decrease in insurance expense reflecting a reduction in insurance rates charged to the segment, a $1.8 million decrease in state unemployment taxes, and operating profit from higher Sales. These improvements were partially offset by increased selling and administrative payroll costs, higher union benefit costs, and a provision for settlement of a union health and welfare benefits audit.
     Parking. Parking Sales increased by $21.5 million, or 10.2%, during the first six months of 2007 compared to the same period of 2006, mainly as a result of a $12.3 million increase in reimbursements for out-of-pocket expenses from managed parking lot clients due to new contracts and the $5.0 million gain in connection with the termination of the airport parking garage lease. The gain includes forgiveness by the Company of the lessor’s $1.1 million promissory note. Lease, allowance, and management fee revenues also increased $7.1 million in the first six months of 2007 compared to the first six months of 2006. The $7.1 million increase includes $2.5 million in revenues from HPSA, which was acquired on April 2, 2007. These increases were partially offset by revenues lost as a result of the termination of the airport parking garage lease.
     Operating profit increased $6.4 million, or 136.7%, during the first six months of 2007 compared to the same period of 2006 as a result of the $5.0 million lease termination gain, increased profits from lease revenues, increased management fee income, and a reduction in legal expenses from the first six months of 2006. These benefits were partially offset by additional operating costs associated with adverse weather conditions in the first six months of 2007 compared to the mild weather conditions during the same period in 2006.
     Security. Security Sales increased $4.8 million, or 3.1%, during the first six months of 2007 compared to the same period of 2006 primarily due to new business, although the elimination of unprofitable customer accounts partially offset the impact of the new business. Operating profits increased by $0.2 million, or 44.2%, in the first six months of 2007 compared to the same period of 2006 primarily due to a $0.9 million reduction in the first six months of 2007 in the reserve for the amount the Company estimated it overpaid SSA, LLC in 2004, and an increase in profit resulting from the elimination of unprofitable customer contracts. Nearly offsetting these benefits, was a $1.7 million litigation settlement in the first six months of 2007.
     Engineering. Engineering Sales increased $11.8 million, or 8.7%, in the first six months of 2007 compared to the same period in 2006, which was mainly due to new business and the expansion of services to existing customers, most significantly in the Eastern, Northern California, and Mid-Atlantic regions. Operating profits decreased by $1.0 million, or 14.1%, in the first six months of 2007 compared to the same period in 2006 primarily due to reduced profit margin of the new business. In addition, Engineering experienced higher payroll expense associated with increased management staff necessary to support the future growth of the business.
     Lighting. Lighting Sales increased $3.8 million, or 6.8%, during the first six months of 2007 compared to the same period of 2006 primarily due to an increase in special project business in the Southwest and South Central regions. Operating profit increased $0.7 million, or 116.6%, in the first six months of 2007 compared to the same period of 2006, primarily due to increased Sales.
     Corporate. Corporate expense in the first six months of 2007 decreased by $5.2 million, or 20.2%, compared to the same period in 2006, which is primarily a result of a $4.2 million reduction in the Company’s self insurance reserves related to 2006 and prior years’ insurance claims, the absence of $2.4 million of professional fees associated with the Audit Committee’s independent investigation of 2005 accounting at SSA included in the second quarter of 2006, and a $2.8 million reduction in professional fees related to the Sarbanes-Oxley internal controls certification requirement in the second quarter of 2007. These benefits were offset, in part, by $3.9 million of share-based compensation expense from the acceleration of price vested options.
Adoption of Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires companies to disclose the presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer (e.g., sales and use tax) as either gross or net in the accounting policies included in the notes to the financial statements. EITF 06-3 became effective beginning in the second quarter of 2007. The Company continues to report revenues net of sales and use tax imposed on the related transaction.
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

108, which became effective beginning in the first quarter of 2007, did not have any impact on the Company’s evaluation as the Company was substantially following guidance provided in SAB No. 108.
Recent Accounting Pronouncements
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 was issued to provide guidance and consistency for comparability in fair value measurements and for expanded disclosures about fair value measurements. The Company does not anticipate that SFAS No. 157 will have an impact on the Company’s consolidated financial position, results of operations or disclosures in the Company’s financial statements. SFAS No. 157 will be effective beginning in 2009.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. The Company does not anticipate that SFAS No. 158 will have a material impact on its financial position and results of operations. SFAS No. 158 will be effective as of October 31, 2007.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 was issued to permit entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and includes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company does not anticipate that SFAS No. 159 will have an impact on the Company’s consolidated financial position, results of operations or disclosures in the Company’s financial statements. SFAS No. 159 will be effective beginning in 2009.
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for doubtful accounts, sales allowance, valuation allowance for the net deferred income tax asset, estimate of useful life of intangible assets, impairment of goodwill and other intangibles, and contingencies and litigation liabilities. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
     The Company believes the following critical accounting policies govern its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Self-Insurance Reserves. Certain insurable risks such as general liability, automobile property damage and workers’ compensation are self-insured by the Company. However, commercial policies are obtained to provide coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company’s self-insurance program are recorded on a claims-incurred basis. The Company periodically evaluates its estimated claim costs and liabilities and accrues self-insurance reserves to its best estimate.
     Additionally, management monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse developments (e.g., changes in regulatory requirements and changes in reserving methodology). If the trends suggest that the frequency or severity of claims incurred has increased, the Company might be required to record additional expenses for self-insurance liabilities. Management also uses the information from its evaluations to develop insurance rates for each operation, expressed per $100 of exposure (labor and revenue).
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
     Deferred Income Tax Asset and Valuation Allowance. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If the enacted rates in future years differ from the rates expected to apply, an adjustment of the net deferred tax assets will be required. Additionally, if management determines it is more likely than not that a portion of the net deferred tax asset will not be realized, a valuation allowance is recorded. At April 30, 2007, the net deferred tax asset was $87.9 million, net of a $1.5 million valuation allowance related to state net operating loss carryforwards. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.
     Other Intangible Assets Other Than Goodwill. The Company performs valuations of intangible assets acquired in business acquisitions. Acquired customer relationship intangible assets are being amortized using the sum-of-the-years-digits method over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible asset are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Other intangible assets, consisting principally of contract rights, are being amortized over the contract periods using the straight-line method. At least annually, in the fourth quarter, the Company evaluates the remaining useful lives of its intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an asset’s remaining useful life changes, the remaining carrying amount of the intangible asset would be amortized over the revised remaining useful life. In addition, the remaining unamortized book value of intangibles is reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). The first step of an impairment test under SFAS No. 144 is a comparison of the future cash flows, undiscounted, to the remaining book value of the intangible. If the future cash flows are insufficient to recover the remaining book value, a fair value of the asset, depending on its size, will be independently or internally determined and compared to the book value to determine if an impairment exists.
     Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangibles” (“SFAS No. 142”) goodwill is not amortized. The Company performs goodwill impairment tests on at least an annual basis, in the fourth quarter, using the two-step process prescribed in SFAS No. 142. The first step is to evaluate for potential impairment by comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. As of April 30, 2007, no impairment of the Company’s goodwill carrying value has been indicated.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At April 30, 2007, the Company had no outstanding long-term debt. Although the Company’s assets included $98.7 million in cash and cash equivalents at April 30, 2007, market rate risk associated with changing interest rates in the United States was not material.
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
     b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The Company is a defendant in the following purported class action suits related to alleged violations of federal or California wage-and-hour laws: (1) The consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (“ACSS”) filed July 12, 2005, in the Superior Court of California, Los Angeles County (“L.A. Superior Ct.”); (2) Augustus and Hernandez v. ACSS filed on February 23, 2006, in L.A. Superior Ct.; (3) Bucio, Morales and Salcedo v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco; (4) the recently consolidated cases of Batiz v. ACSS and Heine v. ACSS, filed on June 7, 2006 and August 9, 2006, respectively, in the U.S. District Court of California, Central District; (5) Martinez, Lopez, Rodriguez and Godoy v. ABM Janitorial Services filed on November 28, 2006 in L.A. Superior Ct (6) Joaquin Diaz v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Ct and (7) Castellanos v. ABM Industries filed on April 5, 2007, in U.S. District Court of California, Central District. The named plaintiffs in these lawsuits are current or former employees of ABM subsidiaries who allege, among other things, that they were required to work “off the clock,” were not paid for all overtime and were not provided work breaks or other benefits. The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both. The Company believes it has meritorious defenses to these claims and intends to continue to vigorously defend itself on claims not settled. On April 25, 2007, a settlement was reached in Augustus and Hernandez v. ACSS. The Company has established a liability of $1.7 million in accordance with this settlement, which remains subject to court approval.
     As described in more detail in Note 6 of Notes to Consolidated Financial Statements in this quarterly report on Form 10-Q, the Company self-insures certain insurable risks and, based on its periodic evaluations of estimated claim costs and liabilities, accrues self-insurance reserves to the Company’s best estimate. One such evaluation, completed in November 2004, indicated adverse developments in the insurance reserves that were primarily related to workers’ compensation claims in the state of California during the four-year period ended October 31, 2003 and resulted in the Company recording a charge of $17.2 million in the fourth quarter of 2004. The Company believes a substantial portion of the $17.2 million, as well as other cost incurred by the Company in its insurance claims was related to poor claims management by a third party administrator that no longer performs these services for the Company. The Company believes that poor claims administration in certain other states, particularly New York, led to higher costs for the Company. The Company has filed a claim against its former third party administrator for its damages related to claims mismanagement. The Company is actively pursuing this claim, which is subject to arbitration in accordance with the rules of the American Arbitration Association. The three-person arbitration panel has been designated and discovery is underway, including examination of a sample of claims by insurance experts.

     In August 2005, ABM filed an action for declaratory relief, breach of contract and breach of the implied covenant of good faith and fair dealing in U.S. District Court in The Northern District of California against its insurance carriers, Zurich American Insurance Company (“Zurich American”) and National Union Fire Insurance Company (“National Union”) relating to the carriers’ failure to provide coverage for ABM and one of its Parking subsidiaries. In September 2006, the Company settled its claims against Zurich American for $400,000. Zurich American had provided $850,000 in coverage. In September 2006, the Company lost a motion for summary adjudication filed by National Union on the issue of the duty to defend. The Company has appealed that ruling and filed its reply brief in March 2007. ABM’s claim includes “bad faith” allegations for National Union’s breach of its duty to defend the Company in litigation with IAH-JFK Airport Parking Co., LLC. In early 2006, ABM paid $6.3 million in settlement costs in the IAH-JFK litigation and seeks to recover $5.3 million of these settlement costs and legal fees from National Union.
     While the Company accrues amounts it believes are adequate to address any liabilities related to litigation that the Company believes will result in a probable loss, the ultimate resolution of such matters is always uncertain. It is possible that litigation brought against the Company in the future could have a material adverse impact on its financial condition and results of operations. At April 30, 2007, the Company’s contingent loss reserves for legal proceedings aggregated $2.2 million.
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
     The Company’s technology environment may be inadequate to support growth. Although the Company employs a centralized accounting system, the Company relies on a number of legacy information technology systems, particularly its payroll system, as well as manual processes, to conduct its operations. These systems and processes may be unable to provide adequate support for the business and create excessive reliance upon manual rather than system controls. Use of the legacy payroll systems could result, for instance, in delays in meeting payroll obligations, in difficulty calculating and tracking appropriate governmental withholding and other payroll regulatory obligations, and in higher internal and external expenses to work around these systems. Additionally, the current technology environment may be unable to support the integration of acquired businesses and anticipated internal growth. Effective October 2006, the Company entered into an outsourcing agreement with IBM to provide information technology infrastructure and services. The Company is implementing a new payroll and human resources information system, and upgrading its accounting system. The upgrade of the accounting system will include the consolidation of multiple databases, the potential replacement of custom systems and business process redesign to facilitate the implementation of shared-service functions across the Company. In addition to the risk of potential failure in each project, supporting multiple concurrent projects may result in resource constraints and the inability to complete projects on schedule. The Company may also experience problems in transitioning to the new systems and/or additional expenditures may be required after the projects are completed. IBM supports the current technology environment for ABM and assists the Company in selecting new technology and upgrading current technology. While the Company believes that IBM’s experience and expertise will lead to improvements in its technology environment, the risks associated with outsourcing include the dependence upon a third party for essential aspects of the Company’s business and risks to the security and integrity of the Company’s data in the hands of third parties. The Company may also have potentially less control over costs associated with necessary systems when they are supported by a third party, as well as potentially less responsiveness from vendors than employees.
     Transition to a Shared Services Center could create disruption in functions affected. The Company has historically performed functions such as regional accounting, accounts payable, accounts receivable collection, and payroll in a decentralized manner through regional accounting centers in its businesses. In 2007, the Company is beginning the consolidation of these functions in a Shared Services Center in Houston, Texas. The consolidation will occur first in certain accounting functions for the Janitorial Division and over the next two years other functions and additional business units will be moved to the Shared Services Center. The timing of the consolidation of different functions is tied to the upgrade of the Company’s accounting systems and implementation of a new payroll system and human resources information system. In addition to the risks associated with technology changes, the Shared Services Center implementation could lead to the turnover of personnel with critical information, and thus in addition to the costs associated with replacing these employees, it could impede the Company’s ability to bill its customers and collect receivables and might cause customer dissatisfaction associated with an inability to respond to questions about billings and other information until new employees can be retained and fully trained. Because the consolidation of functions in the Shared Services Center is tied to the upgrade of the Company’s accounting system and implementation of a new payroll system and human resources information system, delays in the implementation of the technology changes would lead to delays in the Company’s ability to realize the benefits associated with the Shared Services Center.
     A change in the frequency or severity of claims against the Company, a deterioration in claims management, the cancellation or non-renewal of the Company’s primary insurance policies, or a change in our customer’s insurance needs could adversely affect the Company’s results. Many customers, particularly institutional owners and large property management companies, prefer to do business with contractors, such as the Company, with significant financial resources, who can provide substantial insurance coverage. In fact, many of our clients choose to obtain insurance coverage for their risks associated with our services by being named as additional insureds under our master liability insurance policies and by seeking contractual indemnification for any damages associated with our services. In addition, pursuant to our management and service contracts, we charge certain clients an allocated portion of our insurance-related costs, including workers’ compensation insurance, at rates that, because of the scale of our operations and claims experience, we believe are competitive. A material change in insurance costs due to a change in the number of claims, claims costs or premiums could have a material effect on our operating income. While the Company attempts to establish adequate self-insurance reserves, unanticipated increases in the frequency or severity of claims against the Company would have an adverse financial impact. Also, where the Company self-insures, a deterioration in claims management, whether by the Company or by a third party claims administrator, could lead to mismanagement of claims thereby increasing claim costs, particularly in the workers’ compensation area. In addition, catastrophic uninsured claims against the Company or the inability or refusal of the Company’s insurance carriers to pay otherwise insured claims would have a material adverse financial impact on the Company. Furthermore, should the Company be unable to renew its umbrella and other commercial insurance policies at competitive rates, it would have an adverse impact on the Company’s business.
     A change in estimated claims costs could affect the Company’s results. The Company periodically evaluates its estimated claim costs and liabilities to ensure that its self-insurance reserves are appropriate. Additionally, management monitors new claims and claims development to assess the adequacy of the insurance reserves. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse developments (e.g., changes in regulatory requirements and changes in reserving methodology). If the trends suggest that the frequency or severity of claims incurred has increased, the Company might be required to record additional expenses for self-insurance liabilities. In addition, variations in estimates that cause changes in the Company’s insurance reserves may not always be related to changes in its claims experience. Changes in insurance reserves as a result of a review can cause swings in operating results that are unrelated to the Company’s ongoing business. In addition, because of the time required for the analysis, the Company may not learn of a deterioration in claims, particularly claims administered by a third party, until additional costs have been incurred or are projected. Because the Company bases its pricing in part on its estimated insurance costs, the Company’s prices could be higher or lower than they otherwise might be if better information were available resulting in a competitive disadvantage in the former case and reduced margins or unprofitable contracts in the latter.
          Acquisition activity could slow or be unsuccessful. A significant portion of the Company’s historic growth has come through acquisitions and the Company expects to continue to acquire businesses in the future as part of its growth strategy. A slowdown in acquisitions could lead to a slower growth rate. Because new contracts frequently involve start-up costs, sales associated with acquired operations generally have higher margins than new sales associated with internal growth. Therefore, a slowdown in acquisition activity could lead to constant or lower margins, as well as lower revenue growth. There can be no assurance that any acquisition that the Company makes in the future will provide the Company with the benefits that were anticipated when entering the transaction. The process of integrating an acquired business may create unforeseen difficulties and expenses. In addition, the Company’s announced strategy of international growth will entail new risks associated with currency fluctuations, international economic fluctuations, and language and cultural differences. The areas in which the Company may face risks in the United States and internationally include:
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
          The Company could experience labor disputes that could lead to loss of sales or expense variations. At April 30, 2007, approximately 39% of the Company’s employees were subject to various local collective bargaining agreements. Some collective bargaining agreements will expire or become subject to renegotiation during fiscal year 2007. In addition, the Company is facing a number of union organizing drives. When one or more of the Company’s major collective bargaining agreements becomes subject to renegotiation or when the Company faces union organizing drives, the Company and the union may disagree on important issues which, in turn, could lead to a strike, work slowdown or other job actions at one or more of the Company’s locations. In a market where the Company and a number of major competitors are unionized but other competitors are not unionized, the Company could lose customers to competitors who are not unionized. A strike, work slowdown or other job action could in some cases disrupt the Company from providing its services, resulting in reduced revenue. If declines in customer service occur or if the Company’s customers are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could be a substantial increase in labor and benefits expenses that the Company could be unable to pass through to its customers for some period of time, if at all.

     A decline in commercial office building occupancy and rental rates could affect the Company’s Sales and profitability. The Company’s Sales directly depend on commercial real estate occupancy levels. Decreases in occupancy levels reduce demand and also create pricing pressures on building maintenance and other services provided by the Company. In certain geographic areas and service segments, the Company’s most profitable Sales are known as tag jobs, which are services performed for tenants in buildings in which it performs building services for the property owner or management company. A decline in occupancy rates could result in a decline in fees paid by landlords, as well as tenant work, which would lower Sales and margins. In addition, in those areas of its business where the Company’s workers are unionized, decreases in Sales can be accompanied by relative increases in labor costs if the Company is obligated by collective bargaining agreements to retain workers with seniority and consequently higher compensation levels and cannot pass through these costs to customers.
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
     The Company is subject to intense competition that can constrain its ability to gain business and its profitability. The Company believes that each aspect of its business is highly competitive, and that such competition is based primarily on price and quality of service. The Company provides nearly all its services under contracts originally obtained through competitive bidding. The low cost of entry to the facility services business has led to strongly competitive markets consisting primarily of regional and local owner-operated companies, with particularly intense competition in the janitorial business in the Southeast and South Central regions of the United States. The Company also competes with the operating divisions of a few large, diversified facility services and manufacturing companies on a national basis. Indirectly, the Company competes with building owners and tenants that can perform internally one or more of the services provided by the Company. These building owners and tenants have a competitive advantage in locations where the Company’s services are subject to sales tax and internal operations are not. Furthermore, competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could inhibit the Company’s success in bidding for profitable business and its ability to increase prices even as costs rise, thereby reducing margins. Further, if the Company’s Sales decline, the Company may not be able to reduce its expenses correspondingly.
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
          Other issues and uncertainties may include:
•	Unanticipated adverse jury determinations, judicial rulings or other developments in litigation to which the Company is subject;

•	New accounting pronouncements or changes in accounting policies;

•	Changes in U.S. immigration law that raise the Company’s administrative costs;

•	Labor shortages that adversely affect the Company’s ability to employ entry level personnel;

•	Legislation or other governmental action that detrimentally impacts the Company’s expenses or reduces sales by adversely affecting the Company’s customers;

•	A reduction or revocation of the Company’s line of credit that could increase interest expense and the cost of capital;

•	Low levels of capital investments by customers, which tend to be cyclical in nature, could adversely impact the results of the Company’s Lighting segment; and

•	The resignation, termination, death or disability of one or more of the Company’s key executives that adversely affects customer retention or day-to-day management of the Company.
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
     On December 12, 2006, ABM’s Board of Directors authorized the purchase of up to 2,000,000 shares of ABM’s outstanding common stock at any time through October 31, 2006. No stock repurchases were made in the second quarter of 2007.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders was held on March 6, 2007.

(b)	The following directors were elected by a vote of stockholders, each to serve for a term ending at the annual meeting in the year 2010: Luke S. Helms, Henry L. Kotkins, Jr. and William W. Steele.

The following directors remained in office: Linda L. Chavez, Maryellen C. Herringer, Charles T. Horngren, Martinn H. Mandles, Theodore T. Rosenberg and Henrik C. Slipsager.

(c)	The following matters were voted upon at the meeting:
(1)	Proposal 1 – Election of Directors

Nominee	For	Withheld

Luke S. Helms	33,712,637	9,686,435
Henry L. Kotkins, Jr.	42,351,155	1,047,917
William W. Steele	27,141,807	16,257,265
(2) Proposal 2 – Ratification of KPMG LLP as Independent Registered Public Accounting Firm

For	Against	Abstentions	Broker Non-Votes

36,942,497	6,420,308	36,267	0
Item 6. Exhibits
          See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

June 8, 2007	/s/ George B. Sundby George B. Sundby
Executive Vice President, Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

3.2	Bylaws, as amended May 30, 2007

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002