Form 10-Q
period 2007-07-31
ABM INDUSTRIES INC /DE/
filed 2007-09-10
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock outstanding as of August 31, 2007: 49,927,034.

ABM INDUSTRIES INCORPORATED
FORM 10-Q
For the three and nine months ended July 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(in thousands, except share amounts)	2007	2006
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$107,325	$134,001

Trade accounts receivable	407,875	392,018
Less: Allowances	(7,449)	(8,041)

Accounts receivable, net	400,426	383,977

Inventories	22,466	22,783
Deferred income taxes	42,339	43,945
Prepaid expenses and other current assets	64,292	47,035
Prepaid income taxes	5,622	—

Total current assets	642,470	631,741

Long-term receivables	12,823	14,097

Property, plant and equipment, at cost
Land and buildings	3,949	4,131
Transportation equipment	15,135	14,659
Machinery and other equipment	92,010	82,405
Leasehold improvements	16,007	17,827

	127,101	119,022
Less: Accumulated depreciation	(90,865)	(86,837)

Property, plant and equipment, net	36,236	32,185

Goodwill, net of accumulated amortization	253,819	247,888

Other intangible assets, at cost	43,709	39,431
Less: Accumulated amortization	(19,377)	(15,550)

Other intangible assets, net	24,332	23,881

Deferred income taxes	44,014	42,120
Other assets	30,817	24,362

Total assets	$1,044,511	$1,016,274

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(in thousands, except share amounts)	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$69,240	$66,336
Income taxes payable	1,318	36,712
Accrued liabilities
Compensation	79,383	78,673
Taxes — other than income	21,192	20,587
Insurance claims	65,906	66,364
Other	48,888	50,613

Total current liabilities	285,927	319,285

Retirement plans and other non-current liabilities	26,785	26,917
Insurance claims	138,140	128,825

Total liabilities	450,852	475,027

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 56,928,482 and 55,663,472 shares issued at July 31, 2007 and October 31, 2006, respectively	570	557
Additional paid-in capital	258,458	225,796
Accumulated other comprehensive income	462	149
Retained earnings	456,507	437,083
Cost of treasury stock (7,028,500 shares)	(122,338)	(122,338)

Total stockholders’ equity	593,659	541,247

Total liabilities and stockholders’ equity	$1,044,511	$1,016,274

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2007	2006	2007	2006
	(Unaudited)
Revenues
Sales and other income	$717,549	$689,275	$2,118,949	$2,015,984

Expenses
Operating expenses and cost of goods sold	647,137	612,434	1,896,555	1,810,932
Selling, general and administrative	52,214	48,428	162,428	150,851
Amortization of intangible assets	1,435	1,357	4,106	4,428
Interest	105	122	347	366

Total expenses	700,891	662,341	2,063,436	1,966,577

Income before income taxes	16,658	26,934	55,513	49,407
Income taxes	4,659	9,682	18,088	17,773

Net income	$11,999	$17,252	$37,425	$31,634

Net income per common share
Basic	$0.24	$0.35	$0.76	$0.64
Diluted	$0.23	$0.35	$0.74	$0.64

Average common and common equivalent shares
Basic	49,845	48,846	49,332	49,086
Diluted	51,134	49,306	50,541	49,735

Dividends declared per common share	$0.12	$0.11	$0.36	$0.33
The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31

(in thousands)	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$37,425	$31,634
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,284	15,772
Share-based compensation expense	7,034	2,584
Provision for bad debt	874	1,290
Gain on sale of assets	(491)	(704)
(Increase) decrease in deferred income taxes	(288)	3,519
Increase in trade accounts receivable	(17,323)	(24,797)
Decrease (increase) in inventories	317	(337)
Increase in prepaid expenses and other current assets	(16,673)	(3,134)
Increase in other assets and long-term receivables	(5,214)	(1,563)
(Decrease) increase in income taxes	(41,016)	8,150
(Decrease) increase in retirement plans and other non-current liabilities	(132)	41
Increase in insurance claims	8,857	5,455
Increase (decrease) in trade accounts payable and other accrued liabilities	2,782	(5,354)

Total adjustments to net income	(46,989)	922

Net cash (used in) provided by operating activities	(9,564)	32,556

Cash flows from investing activities:
Additions to property, plant and equipment	(16,247)	(11,139)
Proceeds from sale of assets	2,297	1,594
Purchase of businesses	(10,311)	(9,525)

Net cash used in investing activities	(24,261)	(19,070)

Cash flows from financing activities:
Common stock issued	24,952	11,412
Common stock purchases	—	(13,942)
Dividends paid	(17,803)	(16,209)

Net cash provided by (used in) financing activities	7,149	(18,739)

Net decrease in cash and cash equivalents	(26,676)	(5,253)
Cash and cash equivalents at beginning of period	134,001	56,793

Cash and cash equivalents at end of period	$107,325	$51,540

Supplemental Data:
Cash paid for income taxes	$54,924	$3,868
Tax benefit from exercise of options	$4,468	$2,235
Cash received from exercise of options	$20,484	$9,177
Non-cash investing activities:
Common stock issued for business acquired	$491	$—

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. General
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments necessary to present fairly ABM Industries Incorporated (ABM) and subsidiaries’ (the Company) financial position as of July 31, 2007, the results of operations for the three and nine months then ended, and cash flows for the nine months then ended. These adjustments are of a normal, recurring nature, except as otherwise noted. All information in the Notes to Consolidated Financial Statements and references to the years are based on the Company’s fiscal year which ends on October 31 and the three-month and nine-month periods which end on July 31.
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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2007	2006	2007	2006

Net income available to common stockholders	$11,999	$17,252	$37,425	$31,634

Average common shares outstanding — Basic	49,845	48,846	49,332	49,086
Effect of dilutive securities:
Stock options	1,174	460	1,132	649
Restricted stock units	115	—	77	—

Average common shares outstanding — Diluted	51,134	49,306	50,541	49,735

Net income per common share
Basic	$0.24	$0.35	$0.76	$0.64
Diluted	$0.23	$0.35	$0.74	$0.64
     The diluted net income per common share excludes the anti-dilutive effects of options to purchase 92,682 and 2,628,003 common shares for the three months ended July 31, 2007 and 2006, respectively, and 6,233 restricted stock units for the three months ended July 31, 2007.
     The diluted net income per common share excludes the anti-dilutive effects of options to purchase 311,506 and 2,209,721 common shares for the nine months ended July 31, 2007 and 2006, respectively, and 31,675 restricted stock units for the nine months ended July 31, 2007.
4. Share-Based Compensation Plans
     The following tables show the activity under the Company’s share-based compensation plans.
Options

			Weighted-
		Weighted-	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise price	contractual term	value
	(in thousands)	per share	(in years)	(in thousands)

Outstanding at October 31, 2006	5,712	$16.09
Granted	93	25.71
Exercised	1,072	14.78
Forfeited or expired	259	17.52

Outstanding at July 31, 2007	4,474	$16.52	6.02	$38,698

Exercisable at July 31, 2007	2,549	$16.09	4.79	$23,112

Restricted Stock Units

	Number of	Weighted-average
	shares	grant date fair value
	(in thousands)	per share

Outstanding at October 31, 2006	232	$18.71
Granted	97	26.11
Converted from Director Retirement Plan	28	27.00
Issued	—	—
Forfeited	17	19.33

Outstanding at July 31, 2007	340	$21.47

Vested at July 31, 2007	28	$27.00

Performance Shares

	Number of	Weighted-average
	shares	grant date fair value
	(in thousands)	per share

Outstanding at October 31, 2006	125	$18.71
Granted	34	25.91
Issued	—	—
Forfeited	1	18.71

Outstanding at July 31, 2007	158	$20.29

     None of the performance shares had vested at July 31, 2007.
Share-Based Compensation Expense
     The Company recognized share-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2007	2006	2007	2006

Share-based compensation expense recognized in selling, general and administrative expenses	$1,224	$529	$7,034	$2,584
Income tax benefit	491	148	2,727	473

Total share-based compensation expense after income taxes	$733	$381	$4,307	$2,111

Total share-based compensation expense after income taxes — per common share
Basic	$0.01	$0.01	$0.09	$0.04
Diluted	$0.01	$0.01	$0.09	$0.04
     Share-based compensation expense in the three and nine months ended July 31, 2007 included $0.1 million and $4.0 million, respectively, of expense attributable to the accelerated vesting of stock options under the Price-Vested Performance Stock Option Plans. When ABM’s stock price achieved $22.50 and $23.00 target prices for ten trading days within a 30 consecutive trading day period during the first quarter of 2007, options for 481,638 shares vested in full. When ABM’s stock price achieved $25.00 and $26.00 target prices for ten trading days within a 30 consecutive trading day period during the second quarter of 2007, options for 452,566 shares vested in full. When ABM’s stock price achieved a $27.50 target price for ten trading days within a 30 consecutive trading day period during the third quarter of 2007, options for 36,938 shares vested in full.
     Share-based compensation expense of $0.8 million associated with the Employee Stock Purchase Plan (ESPP) was recognized in the six months ended April 30, 2006. Because of changes to the ESPP effective May 1, 2006, the value of the awards is no longer treated as share-based compensation. As a result, no share-based compensation expense associated with the ESPP was recognized in the three months ended July 31, 2006 and the three and nine months ended July 31, 2007.
     The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company estimates forfeiture rates based on historical data and adjusts the rates annually or as needed. The adjustment of the forfeiture rate may result in a cumulative adjustment in any period the forfeiture rate estimate is changed. Adjustments to the forfeiture rate did not result in material adjustments to share-based compensation expense in the first nine months of 2007.
     The weighted average assumptions used in the option valuation model for the nine months ended July 31, 2007 and 2006 are shown in the table below. No options were granted in the three months ended July 31, 2007 and 2006.

	Nine Months Ended
	July 31,
	2007	2006

Expected term from the date of grant	5.2 years	6.7 years
Expected stock price volatility	25.3%	26.3%
Expected dividend yield	2.1%	2.1%
Risk-free interest rate	4.4%	4.4%
Weighted average fair value of grants	$6.35	$5.67
5. Parking Revenue Presentation
     The Company’s Parking segment reports both revenues and expenses recognized, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking sales related solely to the reimbursement of expenses totaled $69.6 million and $69.2 million for the three months ended July 31, 2007 and 2006, respectively, and $208.8 million and $196.1 million for the nine months ended July 31, 2007 and 2006, respectively.
6. Insurance
     The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. Commercial policies are obtained to provide $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million per occurrence (inclusive of legal fees) to $1.0 million per occurrence (exclusive of legal fees) except for California workers’ compensation insurance which increased to $2.0 million per occurrence from April 14, 2003 to April 14, 2005, when it returned to $1.0 million per occurrence, plus an additional $1.0 million annually in the aggregate.
     The Company periodically evaluates its estimated claim costs and liabilities and accrues self-insurance reserves to its best estimate. Management also monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends. Trend analysis is complex and highly subjective. The interpretation of trends requires knowledge of all factors affecting the trends that may or may not be reflective of adverse developments (e.g., changes in regulatory requirements and changes in reserving methodology). If the trends suggest that the frequency or severity of claims incurred has increased, the Company might be required to record additional expenses for self-insurance liabilities. Additionally, the Company uses third party service providers to administer its claims and the performance of the service providers and transfers between administrators can impact the cost of claims and accordingly the amounts reflected in insurance reserves. A May 31, 2006 evaluation covering substantially all of the Company’s self-insurance reserves showed favorable developments in the California workers’ compensation and general liability claims that exceeded the adverse developments in the claims outside of California by $7.9 million, which was attributable to the first six months of 2006 and prior years. Of the $7.9 million benefit, $4.7 million pertained to prior years and was recorded in Corporate while the remaining $3.2 million was allocated to the operating segments. A January 31, 2007 evaluation showed a consistent trend with a net favorable development amounting to an aggregate of $4.2 million. A May 31, 2007 evaluation continued to follow a similar trend, however, the adverse developments in the claims for workers’ compensation outside of California for years prior to 2007 exceeded the favorable developments in the California workers’ compensation and general liability programs by $4.9 million. Both the 2007 benefit and the expense were recorded in Corporate in the first and third quarter of 2007, respectively. The total estimated liability for claims incurred at July 31, 2007 and October 31, 2006 was $204.0 million and $195.2 million, respectively.

     The Company also uses these evaluations to develop insurance rates for each operation, which are expressed per $100 of exposure (labor and revenue). These rates become a factor in pricing by the regions/segments and in determining the operating profits of each segment.
     In connection with certain self-insurance programs, the Company had standby letters of credit at July 31, 2007 and October 31, 2006 supporting estimated unpaid liabilities in the amounts of $102.3 million and $93.5 million, respectively.
7. Goodwill and Other Intangibles
     Goodwill. The changes in the carrying amount of goodwill for the nine months ended July 31, 2007 were as follows:

		Goodwill Related to
		Initial	Contingent
	Balance as of	Payments for	Amounts	Balance as of
(in thousands)	October 31, 2006	Acquisitions	and Other	July 31, 2007

Janitorial	$153,890	$—	$2,767	$156,657
Parking	30,180	2,671	—	32,851
Security	43,642	—	493	44,135
Engineering	2,174	—	—	2,174
Lighting	18,002	—	—	18,002

Total	$247,888	$2,671	$3,260	$253,819

     Of the $253.8 million carrying amount of goodwill as of July 31, 2007, $45.3 million was not amortizable for income tax purposes.
     Other Intangibles. The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the nine months ended July 31, 2007 were as follows:

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retirements	July 31	October 31,		Retirements	July 31
(in thousands)	2006	Additions	and Other	2007	2006	Additions	and Other	2007

Customer contracts and related relationships	$33,713	$3,966	$—	$37,679	$(12,281)	$(3,542)	$—	$(15,823)
Trademarks and trade names	3,050	800	—	3,850	(1,767)	(432)	—	(2,199)
Other (contract rights, etc.)	2,668	—	(488)	2,180	(1,502)	(132)	279	(1,355)

Total	$39,431	$4,766	$(488)	$43,709	$(15,550)	$(4,106)	$279	$(19,377)

     The weighted average remaining lives as of July 31, 2007 and the amortization expense for the three and nine months ended July 31, 2007 and 2006 of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years are as follows:

	Weighted
	Average	Amortization Expense				Estimated Amortization Expense
	Remaining	Three Months Ended		Nine Months Ended		Years Ending
	Life	July 31,		July 31,		October 31,
($ in thousands)	(Years)	2007	2006	2007	2006	2008	2009	2010	2011	2012

Customer contracts and related relationships	9.0	$1,239	$1,181	$3,542	$3,587	$4,474	$3,859	$3,243	$2,628	$2,070
Trademarks and trade names	5.4	155	135	432	405	620	282	80	80	80
Other (contract rights, etc.)	6.8	41	41	132	436	163	146	116	116	97

Total	8.7	$1,435	$1,357	$4,106	$4,428	$5,257	$4,287	$3,439	$2,824	$2,247

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
8. Acquisitions
     Acquisitions have been accounted for using the purchase method of accounting. The operating results generated by the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price (including contingent amounts) over fair value of the net tangible and intangible assets acquired is included in goodwill. Most purchase agreements provide for initial payments and contingent payments based on the annual pre-tax income or other financial parameters of the company or business for subsequent periods ranging generally from two to five years.
     Payments for acquisitions, including the initial amount and contingent amounts due on earlier acquisitions, were $10.8 million and $9.5 million in the nine months ended July 31, 2007 and 2006, respectively. Of those payments, $3.7 million and $4.1 million for the nine months ended July 31, 2007 and 2006, respectively, represented contingent amounts. All payments were made in cash except for one contingent payment of $0.5 million that was settled with the issuance of 26,459 shares of ABM’s common stock in the nine months ended July 31, 2007.
     The Company made the following acquisition during the nine months ended July 31, 2007:
     On April 2, 2007, the Company acquired substantially all of the operating assets of HealthCare Parking Systems of America, Inc., a provider of healthcare-related parking services based in Tampa, Florida, for $7.1 million in cash. In addition, $4.7 million is expected to be paid based on the financial performance of the acquired business over the three years following the acquisition. If certain growth thresholds are achieved, additional payments will be required in years four and five. With annual revenues in excess of $26.0 million, HealthCare Parking Systems of America, Inc. was a provider of premium parking management services exclusively to hospitals, health centers, and medical office buildings across the United States. Of the total initial payment, $3.5 million was initially allocated to customer relationship intangible assets (amortized over a useful life of 10 years under the sum-of-the-year-digits method), $0.8 million to trademarks intangible assets (amortized over a useful life of 10 years under the straight-line method), $2.7 million to goodwill, and $0.1 million to other assets.
     The Company made the following acquisitions during the nine months ended July 31, 2006:
     On November 1, 2005, the Company acquired substantially all of the operating assets of Brandywine Building Services, Inc., a facility services company based in Wilmington, Delaware, for approximately $3.6 million in cash. In the nine months ended July 31, 2007, a contingent payment of $0.6 million was made, bringing the total purchase price paid to date to $4.2 million. Additional cash consideration of approximately $1.8 million is expected to be paid based on the financial performance of the acquired business over the three years following the acquisition. With annual revenues in excess of $9.0 million, Brandywine Building Services, Inc. was a provider of commercial office cleaning and specialty cleaning services throughout Delaware, southeast Pennsylvania and south New Jersey. Of the total initial payment, $3.0 million was allocated to customer relationship intangible assets (amortized over a useful life of 14 years under the sum-of-the-year-digits method), $0.5 million to goodwill, and $0.1 million to other assets. The contingent payment was allocated to goodwill.

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
     On December 11, 2005, the Company acquired substantially all of the operating assets of MWS Management, Inc., dba Protector Security Services, a security guard services company based in St. Louis, Missouri, for an initial payment of approximately $0.6 million in cash plus an additional payment of $0.3 million based on the revenue retained by the acquired business over the 90 days following the date of acquisition. With annual revenues in excess of $2.6 million, Protector Security Services was a provider of contract security guard services throughout the St. Louis metropolitan area. Of the total initial payment, $0.6 million was allocated to customer relationship intangible assets (amortized over a useful life of six years under the sum-of-the-year-digits method). The final contingent payment of $0.3 million made in 2006 was allocated to goodwill.
9. Line of Credit Facility
     ABM has a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week borrowings, at the Interbank Offered Rate (IBOR) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.100%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of July 31, 2007 and October 31, 2006, the total outstanding amounts under the facility were $107.8 million and $98.7 million, respectively, in the form of standby letters of credit.
     The facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also requires that the Company satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after May 25, 2005 (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of the Company after May 25, 2005 by reason of the issuance and sale of capital stock or other equity interests of ABM, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to the Company’s ESPP, employee stock option plans and similar programs. The Company is currently in compliance with all covenants.
10. Comprehensive Income
     Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses. The Company’s other comprehensive income was $0.2 million in the three months ended July 31, 2007. No other comprehensive income was recorded in the three months ended July 31, 2006. Comprehensive income for the three months ended July 31, 2007 and 2006 was $12.2 million and $17.3 million, respectively. The Company’s other comprehensive income was $0.3 million for each of the nine months ended July 31, 2007 and 2006. Comprehensive income for the nine months ended July 31, 2007 and 2006 was $37.7 million and $31.9 million, respectively.

11. Treasury Stock
     No stock repurchases were made in the first nine months of 2007. The Company may repurchase up to 2,000,000 shares of ABM’s common stock at any time through October 31, 2007 as authorized by the Board of Directors of ABM on December 12, 2006.
     The Company repurchased 800,000 shares of ABM’s common stock during the first nine months of 2006 at a cost of $13.9 million (an average price of $17.43 per share) under a March 29, 2006 authorization by the Board of Directors of ABM that expired on October 31, 2006.
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
     The Company had a Non-Employee Director Retirement Plan that was eliminated for new directors effective October 1, 2006. The individual retirement plan balances were frozen at October 31, 2006. On November 1, 2006, $1.1 million of the $1.8 million liability was transferred to the Director Deferred Compensation Plan based on certain directors’ elections. The remaining $0.7 million was converted to 28,341 restricted stock units at the fair market value of ABM common stock on March 6, 2007, the date of the 2007 annual meeting of the stockholders of ABM.

     The net expense of the defined benefit retirement plans and the post-retirement benefit plan for the three and nine months ended July 31, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2007	2006	2007	2006

Defined Benefit Retirement Plans
Service cost	$13	$37	$16	$125
Interest	93	119	278	353
Amortization of actuarial loss	30	27	91	83

Net expense	$136	$183	$385	$561

Post-Retirement Benefit Plan
Service cost	$7	$8	$19	$23
Interest	60	62	181	185
Amortization of actuarial gain	(12)	—	(37)	—

Net expense	$55	$70	$163	$208

Deferred Compensation Plans
     The Company has an unfunded Deferred Compensation Plan available to executive, management, administrative and sales employees whose annualized base salary equals or exceeds $100,000. The plan allows employees to defer from 1% to 20% of their pre-tax compensation. At July 31, 2007, there were 64 active participants and 41 retired or terminated employees participating in the plan.
     On October 23, 2006 the Board of Directors adopted an unfunded Director Deferred Compensation Plan. Based on certain directors’ elections, $1.1 million of the $1.8 million liability under the Non-employee Directors’ Retirement Plan was transferred to the Director Deferred Compensation Plan. For each plan year commencing with 2007, a director may elect to defer receipt of all or any portion of the compensation that he or she would otherwise receive from ABM. At July 31, 2007, there were 4 active directors participating in the plan.
     The deferred amount under both plans earns interest equal to the prime interest rate on the last day of the calendar quarter up to 6%. If the prime rate exceeds 6%, the interest rate is equal to 6% plus one half of the excess over 6%. Starting April 1, 2007, interest on amounts in only the Deferred Compensation Plan is further capped at 120% of the long-term applicable federal rate (compounded quarterly). The average interest rates credited to both plans for the three and nine months ended July 31, 2007 were 5.87% and 6.56%, respectively, and to the Deferred Compensation Plan for the three and nine months ended July 31, 2006 were 7.13% and 6.93%, respectively.
     The transactions under the two deferred compensation plans for the three and nine months ended July 31, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2007	2006	2007	2006

Participant contributions	$144	$147	$605	$544
Interest accrued	$155	$163	$512	$485
Payments	$(245)	$(132)	$(1,398)	$(1,804)
401(k) Plans
     The Company made matching contributions required by its 401(k) plans for the three months ended July 31, 2007 and 2006 in the amounts of $1.3 million each and for the nine months ended July 31, 2007 and 2006 in the amounts of $4.1 million each.

Pension Plans Under Collective Bargaining Agreements
     Certain qualified employees of the Company are covered under union-sponsored multi-employer defined benefit plans. Contributions made for these plans were $9.5 million and $8.4 million in the three months ended July 31, 2007 and 2006, respectively, and $27.9 million and $25.2 million in the nine months ended July 31, 2007 and 2006, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.
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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2007	2006	2007	2006

Sales and other income
Janitorial	$408,923	$395,872	$1,208,667	$1,164,830
Parking	122,973	115,719	356,300	327,503
Security	81,829	77,404	240,196	230,978
Engineering	75,827	71,665	222,649	206,705
Lighting	26,607	28,097	86,587	84,241
Corporate	1,390	518	4,550	1,727

	$717,549	$689,275	$2,118,949	$2,015,984

Operating profit
Janitorial	$22,076	$23,131	$62,676	$58,786
Parking	4,838	4,552	15,845	9,202
Security	1,937	1,980	2,603	2,442
Engineering	4,174	4,450	10,144	11,400
Lighting	334	116	1,599	700
Corporate	(16,596)	(7,173)	(37,007)	(32,757)

Operating profit	16,763	27,056	55,860	49,773
Interest expense	(105)	(122)	(347)	(366)

Income before income taxes	$16,658	$26,934	$55,513	$49,407

14. Contingencies
     The Company accrues amounts it believes are adequate to address any liabilities related to litigation and arbitration proceedings, and other contingencies that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that any such proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses at July 31, 2007 was $1.7 million.

15. Income Taxes
     The estimated annual effective tax rate used in both the first nine months of 2007 and 2006 was 37.5%. The effective tax rates were, however, 28.0% and 35.9% in the third quarter of 2007 and 2006, respectively, and 32.6% and 36.0% in the first nine months of 2007 and 2006, respectively. The following discrete tax benefits lowered the effective tax rate from the estimated. A total of $1.5 million deferred tax benefit was recorded in the first nine months of 2007 due to the increase in the Company’s net deferred tax assets from the state of New York requirement to file combined returns effective in 2008 and from an increase in the estimated overall state income tax rate. The increase in overall state tax rate is primarily due to the Texas requirement to file a combined gross margins tax in 2007. Of the $1.5 million deferred tax benefit, $1.2 million was recorded in the third quarter of 2007. A $0.6 million tax benefit was recorded in the first quarter of 2007 primarily due to the inclusion in the period of Work Opportunity Tax Credits attributable to 2006, but not recognizable in 2006 because the program had expired and was not extended until the first quarter of 2007. Another $0.6 million tax benefit was recorded in the third quarter of 2007 mostly from the elimination of state tax liabilities for closed years. In the third quarter of 2006, a $1.1 million benefit was recorded mostly from the elimination of state tax liabilities for closed years, partially offset by a $0.7 million tax expense from adjusting the income tax liability accounts after filing the 2005 tax returns. Another $0.3 million benefit was recorded in the first nine months of 2006 primarily due to the increase in deferred tax assets as of April 30, 2006 related to an increase in the estimated overall state income tax rate.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q and with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2006. All information in the discussion and references to the years are based on the Company’s fiscal year which ends on October 31 and the three- month and nine-month periods which end on July 31.
Overview
     ABM Industries Incorporated (“ABM”) and its subsidiaries (the “Company”) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada. The largest segment of the Company’s business is Janitorial which generated over 57% of the Company’s sales and other income (hereinafter called “Sales”) and over 67% of its operating profit before Corporate expenses in the first nine months of 2007.
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
     The Company’s growth in Sales in the first nine months of 2007 from the same period in 2006 is attributable to both internal growth and growth from acquisitions. Internal growth in Sales represents not only Sales from new customers, but also expanded services or increases in the scope of work for existing customers. In the long run, achieving the desired levels of Sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately owned companies that typically have a lower cost advantage. The Company expects to focus its financial and management resources on those businesses in which it can grow to be a leading national service provider. It also plans to increase Sales by expanding its services into international markets in the future.
     In the short-term, management is pursuing new business, increasing operating efficiencies, and integrating its most recent acquisitions. It is also implementing a number of other projects to enhance its competitiveness including consolidating certain back office operations in a Shared Services Center in Houston, Texas. The Company is also relocating its Janitorial headquarters to Houston, concentrating its other business units in southern California and, in 2008, relocating its executive headquarters to New York City. The Company is also upgrading and consolidating its accounting, payroll, and other information technology systems and expects full implementation by the end of 2009.
Liquidity and Capital Resources

	July 31,	October 31,
(in thousands)	2007	2006	Change

Cash and cash equivalents	$107,325	$134,001	$(26,676)
Working capital	$356,543	$312,456	$44,087

	Nine Months Ended July 31,
(in thousands)	2007	2006	Change

Net cash (used in) provided by operating activities	$(9,564)	$32,556	$(42,120)
Net cash used in investing activities	$(24,261)	$(19,070)	$(5,191)
Net cash provided by (used in) financing activities	$7,149	$(18,739)	$25,888
     Funds provided from operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, repurchasing shares of ABM common stock, and paying cash dividends. As of July 31, 2007 and October 31, 2006, the Company’s cash and cash equivalents totaled $107.3 million and $134.0 million, respectively. The cash balance at July 31, 2007 declined from October 31, 2006 primarily due to a $34.9 million income tax payment made in the first quarter of 2007 relating to the $80.0 million gain on the settlement of the World Trade Center insurance claims recorded in the fourth quarter of 2006. In addition, a $7.1 million cash payment for the acquisition of the assets of HealthCare Parking Systems of America was made in the second quarter of 2007. These cash payments were partially offset by an additional $13.5 million in proceeds from common stock issuances in the first nine months of 2007 compared to the same period of 2006 and $7.5 million received in the first nine months of 2007 in connection with the termination of an airport parking garage lease in Philadelphia.

     Working Capital. Working capital increased by $44.0 million to $356.5 million at July 31, 2007 from $312.5 million at October 31, 2006, primarily due to income generated during the first nine months of 2007 and the increase in trade accounts receivable. Trade accounts receivable is the largest component of working capital and totaled $400.4 million at July 31, 2007 compared to $384.0 at October 31, 2006. These amounts were net of allowances for doubtful accounts and sales totaling $7.4 million and $8.0 million at July 31, 2007 and October 31, 2006, respectively. At July 31, 2007, accounts receivable that were over 90 days past due had increased by $4.2 million to $37.0 million (9.1% of the total outstanding) from $32.8 million (8.4% of the total outstanding) at October 31, 2006. Some large customers, including government entities, were slower in making payments.
     Cash Flows from Operating Activities. Net cash used in operating activities was $9.6 million in the first nine months of 2007, compared to $32.6 million net cash provided by operating activities in the first nine months of 2006. The difference in the use of cash between the first nine months of 2007 and 2006 is primarily due to the timing of state and federal income tax payments, including a $34.9 million income tax payment made in the first quarter of 2007 relating to the $80.0 million gain on the settlement of the World Trade Center insurance claims in the fourth quarter of 2006, and $5.9 million of pre-payments to IBM associated with IBM transition and maintenance services, as discussed below. These uses of cash were partially offset by the $7.5 million received in connection with the termination of the airport parking garage lease.
     Cash Flows from Investing Activities. Net cash used in investing activities in the first nine months of 2007 was $24.3 million, compared to $19.1 million in the first nine months of 2006. The increase is primarily due to the $5.1 million net increase in property, plant and equipment, which mainly reflects capitalized costs associated with the upgrade of the Company’s existing accounting systems, and the implementation of a new payroll and human resources information system (discussed below).
     Cash Flows from Financing Activities. Net cash provided by financing activities was $7.1 million in the first nine months of 2007, compared to $18.7 million used in the first nine months of 2006. During the first nine months of 2006 the Company repurchased $13.9 million of ABM common stock. The Company did not repurchase ABM common stock in the first nine months of 2007. The inflow of cash is also attributable to a $13.5 million increase in funds from common stock issuances primarily as a result of more stock options exercised in the first nine months of 2007 compared to the same period of 2006.
     Line of Credit. ABM has a $300 million syndicated line of credit scheduled to expire in May 2010. No compensating balances are required under the facility and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week borrowings, at the Interbank Offered Rate (“IBOR”) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings are based on the Company’s leverage ratio. The facility calls for a non-use fee payable quarterly, in arrears, of 0.100%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings are considered to be outstanding amounts. As of July 31, 2007 and October 31, 2006, the total outstanding amounts under the facility were $107.8 million and $98.7 million, respectively, in the form of standby letters of credit.
     The facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also requires that the Company satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after May 25, 2005 (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of the Company after May 25, 2005 by reason of the issuance and sale of capital stock or other equity interests of ABM, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to the Company’s employee stock purchase plan, employee stock option plans and similar programs. The Company is currently in compliance with all covenants.

Commitments
     As of July 31, 2007, the Company’s future contractual payments, commercial commitments and other long-term liabilities were as follows:

	Payments Due By Period
			2 - 3	4 - 5	After 5
(in thousands)	Total	1 year	years	years	years

Contractual Obligations
Operating Leases	$109,741	$35,061	$40,291	$18,671	$15,718
IBM Services Agreement	94,735	16,715	30,811	27,989	19,220
IBM Payroll System Support	2,122	1,117	987	18	—
IBM Systems Upgrade,
Implementation and Support	23,172	9,902	6,517	4,443	2,310

	$229,770	$62,795	$78,606	$51,121	$37,248

	Payments Due By Period
			2 - 3	4 - 5	After 5
(in thousands)	Total	1 year	years	years	years

Other Long-Term Liabilities
Unfunded Employee Benefit Plans	$31,074	$2,156	$4,132	$3,767	$21,019

	Amounts of Commitment Expiration Per Period
			2 - 3	4 - 5	After 5
(in thousands)	Total	1 year	years	years	years

Commercial Commitments
Standby Letters of Credit	$107,833	$107,833	$—	$—	$—
Surety Bonds	65,762	62,710	3,041	11	—

	$173,595	$170,543	$3,041	$11	$—

Total Commitments	$434,439	$235,494	$85,779	$54,899	$58,267

     The amounts set forth under operating leases represent the Company’s contractual obligations to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment.
     On September 29, 2006, the Company entered into a Master Professional Services Agreement (the “Services Agreement”) with International Business Machines Corporation (“IBM”) that became effective October 1, 2006, pursuant to which IBM will provide to the Company substantially all of the information technology infrastructure and services provided in 2006 by in-house equipment and personnel. The base fee for these services is approximately $117.0 million payable over the initial term of 7 years and 3 months. As of July 31, 2007, aggregate payments of $22.3 million had been made to IBM since the Services Agreement became effective. Services covered by the Services Agreement may be expanded at rates set forth in the Services Agreement, or later agreed to by the parties, which would increase amounts payable to IBM.
     As a result of a January 23, 2007 amendment to expand its services, IBM has agreed to provide maintenance and support services for the Company’s legacy payroll system. The base fee for these services is approximately $2.3 million payable over a 3 year and 7 month term that commenced April 1, 2007. As of July 31, 2007, aggregate payments of $0.2 million had been made to IBM for these services.

     The Company also completed an evaluation of its existing accounting, payroll and human resources information systems in the first quarter of 2007. On April 4, 2007, the Company further expanded services covered by the Services Agreement. IBM is now assisting in the upgrade of the Company’s existing accounting systems and the implementation of a new payroll system and human resources information system. IBM will also provide post-implementation support services beginning July 1, 2008 through December 31, 2013. The base fee for this upgrade, implementation, and post implementation support services is $26.2 million payable over 6 years and 10 months. As of July 31, 2007, aggregate payments of $3.0 million had been made to IBM. The Company began the design phase of the project in the second quarter of 2007. The implementation of the new systems is scheduled to commence in July 2008 with completion by the end of 2009.
     Total anticipated cost for the upgrade of the existing accounting systems and implementation of the new payroll system and human resources system is approximately $35.0 million, which includes IBM contracted system upgrade and implementation costs of $13.3 million, as well as licensing fees and other external costs.
     The Company has two unfunded defined benefit plans, an unfunded post-retirement benefit plan and two unfunded deferred compensation plans that are described in Note 12 of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. At July 31, 2007, the liability reflected on the Company’s consolidated balance sheet for these five plans totaled $21.0 million, with the amount expected to be paid over the next 20 years estimated at $31.1 million. With the exception of the deferred compensation plans, the liabilities for which are reflected on the Company’s consolidated balance sheet at the amount of compensation deferred plus accrued interest, the plan liabilities at that date assume future annual compensation increases of 3.50% (for those plans affected by compensation changes) and have been discounted at 5.75%, a rate based on Moody’s Investor Services AA-rated long-term corporate bonds (i.e., 20 years). Because the deferred compensation plans’ liabilities reflect the actual obligations of the Company and the post-retirement benefit plan and two defined benefit plans have been frozen, variations in assumptions would be unlikely to have a material effect on the Company’s financial condition and operating performance. The Company expects to fund payments required under the plans from operating cash as payments are due to participants.
     Not included in the unfunded employee benefit plans in the table above are union-sponsored multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions made for these plans were $27.9 million and $25.2 million in the nine months ended July 31, 2007 and 2006, respectively.
     The Company uses surety bonds, principally performance and payment bonds, to guarantee performance under various customer contracts in the normal course of business. These bonds typically remain in force for one to five years and may include optional renewal periods. At July 31, 2007, outstanding surety bonds totaled approximately $65.8 million. The Company does not believe these bonds will be required to be drawn upon.
     The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). The estimated liability for claims incurred at July 31, 2007 and October 31, 2006 was $204.0 million and $195.2 million, respectively. The Company periodically evaluates its estimated claim costs and liabilities and accrues self-insurance reserves to its best estimate. The self-insurance claims paid in the first nine months of 2007 and 2006 were $43.3 million and $43.8 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances.
     The Company believes that the current cash and cash equivalents, cash generated from operations and the line of credit will be sufficient to meet the Company’s cash requirements for the long-term including cash required for acquisitions.

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
Acquisitions
     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions made during the nine months ended July 31, 2007 and 2006 are discussed in Note 8 of Notes to Consolidated Financial Statements.

Results of Operations
Three Months Ended July 31, 2007 vs. Three Months Ended July 31, 2006

	Three Months		Three Months
	Ended	% of	Ended	% of	Increase
($ in thousands)	July 31, 2007	Sales	July 31, 2006	Sales	(Decrease)

Revenues
Sales and other income	$717,549	100.0%	$689,275	100.0%	4.1%
Expenses
Operating expenses and cost of goods sold	647,137	90.2%	612,434	88.9%	5.7%
Selling, general and administrative	52,214	7.3%	48,428	7.0%	7.8%
Amortization of intangible assets	1,435	0.2%	1,357	0.2%	5.7%
Interest	105	—	122	—	(13.9)%

Total expenses	700,891	97.7%	662,341	96.1%	5.8%

Income before income taxes	16,658	2.3%	26,934	3.9%	(38.2)%
Income taxes	4,659	0.6%	9,682	1.4%	(51.9)%

Net Income	$11,999	1.7%	$17,252	2.5%	(30.4)%

     Net Income. Net income in the third quarter of 2007 decreased by $5.3 million, or 30.4%, to $12.0 million ($0.23 per diluted share) from $17.3 million ($0.35 per diluted share) in the third quarter of 2006. This decrease was primarily attributable to a $12.8 million ($7.7 million after-tax) difference between the increase in self-insurance reserves ($4.9 million) in the third quarter of 2007 and a reduction in self-insurance reserves ($7.9 million) in the third quarter of 2006 as a result of the Company’s evaluation of the reserves (further described below), an increase in Corporate costs associated with the start up of the Shared Service Center and share-based compensation. These factors were partially offset by a $1.2 million state deferred tax benefit from a tax law change and an increase in the estimated overall income tax rate. In addition, the Company recorded a $0.9 million ($0.5 million after-tax) increase in interest income due to higher cash balances and interest rates. Excluding the effects of the reduction of insurance reserves in the third quarter of 2006, the operating segments showed profit improvements despite across the board increases in selling and administrative payroll costs in the third quarter of 2007.
     The Company performs three evaluations of its self-insurance reserves during the year. The May 31, 2007 evaluation indicated adverse developments in the workers’ compensation claims outside of California for years prior to 2007 that exceeded the favorable developments in the California workers’ compensation and general liability claims by $4.9 million. This expense was recorded in Corporate. The comparable evaluation on May 31, 2006 indicated favorable developments in the Company’s California workers’ compensation and general liability claims that exceeded the adverse developments in the Company’s workers’ compensation claims outside California by $7.9 million. Of the $7.9 million benefit in the third quarter of 2006, $4.7 million was recorded by Corporate as it was attributable to 2005 and prior years while $3.2 million was allocated to the operating segments as it was attributable to the first six months of 2006.
     Revenues. Sales in the third quarter of 2007 increased by $28.2 million, or 4.1%, to $717.5 million from $689.3 million in the third quarter of 2006, primarily due to new business and expansion of services, most significantly in the Janitorial segment, which generated $13.1 million more revenue. Parking also recorded $7.5 million of additional revenues from a business acquired in the second quarter of 2007.
     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit (Sales minus operating expenses and cost of goods sold) was 9.8% and 11.1% in the third quarter of 2007 and 2006, respectively. The decrease in margins was primarily due to the $12.8 million increase in insurance expense stemming from the difference in the insurance reserve adjustments between the third quarter of 2007 and the third quarter of 2006 based on the Company’s evaluation of the reserves. In addition, the percentage increase in payroll expense was greater than the percentage increase in revenue, most significantly in the Janitorial segment.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2007 increased $3.8 million, or 7.8%, compared to the third quarter of 2006 primarily due to a $2.0 million increase in selling and administrative payroll costs as a result of new hires, annual salary increases, and increased bonuses, $0.7 million of costs associated with the start up of the Shared Services Center, a $0.7 million increase in stock compensation expense, and $0.5 million of expense associated with the upgrade of the Company’s existing accounting systems and the implementation of a new payroll and human resources information system.
     Income Taxes. The estimated annual effective tax rate used in both the third quarter of 2007 and 2006 was 37.5%. The effective tax rates were, however, 28.0% in the third quarter of 2007 and 35.9% in the third quarter of 2006. The following discrete tax benefits lowered the effective tax rate from the estimated. A $1.2 million deferred tax benefit was recorded in the third quarter of 2007 due to the increase in the Company’s net deferred tax assets from the state of New York requirement to file combined returns effective in 2008 and from an increase in the estimated overall state income tax rate. The increase in state tax rate is primarily due to the Texas requirement to file a combined gross margins tax in 2007. The rate increase resulted in $0.3 million of additional income tax expense for the third quarter of 2007, representing the impact of the rate increase on the first six months of 2007. Another $0.6 million tax benefit was recorded in the third quarter of 2007 mostly from the elimination of state tax liabilities for closed years. In the third quarter of 2006, a $1.1 million benefit was recorded mostly from the elimination of state tax liabilities for closed years, partially offset by a $0.7 million tax expense from adjusting the income tax liability accounts after filing the 2005 tax returns.
     Segment Information. Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. Most Corporate expenses are not allocated. Such expenses include the Company’s share-based compensation costs and adjustments to the Company’s self-insurance reserves relating to prior years such as those made in the third quarters of 2006 and 2007. Until damages and costs are awarded or a matter is settled, the Company also accrues probable and estimable losses associated with pending litigation in Corporate.

	Three Months Ended July 31,		Better
($ in thousands)	2007	2006	(Worse)

Sales and other income
Janitorial	$408,923	$395,872	3.3%
Parking	122,973	115,719	6.3%
Security	81,829	77,404	5.7%
Engineering	75,827	71,665	5.8%
Lighting	26,607	28,097	(5.3)%
Corporate	1,390	518	168.3%

	$717,549	$689,275	4.1%

Operating profit
Janitorial	$22,076	$23,131	(4.6)%
Parking	4,838	4,552	6.3%
Security	1,937	1,980	(2.2)%
Engineering	4,174	4,450	(6.2)%
Lighting	334	116	187.9%
Corporate	(16,596)	(7,173)	(131.4)%

Operating profit	16,763	27,056	(38.0)%
Interest expense	(105)	(122)	13.9%

Income before income taxes	$16,658	$26,934	(38.2)%

     The results of operations from the Company’s segments for the quarter ended July 31, 2007, compared to the same quarter in 2006, are more fully described below.
     Janitorial. Janitorial Sales increased by $13.1 million, or 3.3%, during the third quarter of 2007 compared to the same quarter of 2006. All Janitorial regions, except the Northern California and Mid-Atlantic regions, experienced Sales growth. This was due to new business, expansion of services to customers and price adjustments to pass through a portion of union cost increases. The decrease in Sales in the Northern California and Mid Atlantic regions was due to reductions in scope of service at some existing customers and lost accounts.
     Operating profit decreased $1.1 million, or 4.6% during the third quarter of 2007 compared to the same quarter of 2006 primarily due to the third quarter of 2006 benefiting from a $2.1 million reduction of insurance reserves pertaining to the first six months of 2006. Additionally, legal expenses were higher by $1.0 million in the third quarter of 2007, which included $0.4 million to settle a lawsuit, and payroll expenses were also higher. These factors were partially offset by higher Sales.
     Parking. Parking Sales increased by $7.3 million, or 6.3%, during the third quarter of 2007 compared to the same quarter of 2006, mainly as a result of $7.5 million of additional revenues from HealthCare Parking Systems of America, Inc. (“HPSA”), which was acquired in the second quarter of 2007. The additional revenue contributed by HPSA was partially offset by revenues lost as a result of the termination of an airport parking garage lease in Philadelphia in the second quarter 2007. Operating profit increased $0.3 million, or 6.3%, during the third quarter of 2007 compared to the same quarter of 2006 as a result of $0.3 million of additional operating profits from HPSA and $0.4 million received from settlement of a class action lawsuit against the City of Miami. These increases were partially offset by higher general and administrative expenses. In addition, the third quarter of 2006 operating profit included a $0.3 million benefit from the reduction of self-insurance reserves.
     Security. Security Sales increased $4.4 million, or 5.7%, during the third quarter of 2007 compared to the same quarter of 2006 primarily due to business from new customers and increased level of service to existing customers. These increases were partially offset by the loss of sales from the elimination of unprofitable customer contracts. Operating profit was nearly flat between quarters. In the third quarter of 2006, Security recorded a $1.0 million benefit related to the reduction of a reserve originally provided for the amount the company overpaid Security Services of America, (“SSA LLC”). Security also recorded a $0.4 million benefit in the third quarter of 2006 from the reduction of the self-insurance reserves. These factors were partially offset by profit from higher Sales and elimination of unprofitable customer contracts.
     Engineering. Engineering Sales increased $4.2 million, or 5.8%, in the third quarter of 2007 compared to the same quarter in 2006, which was mainly due to new business and the expansion of services to existing customers, most significantly in the Eastern, Northern California, and Mid Atlantic regions. These increases were slightly offset by the loss of business in the Southern California and Midwest regions. Operating profits decreased by $0.3 million, or 6.2%, in the third quarter of 2007 compared to the same quarter in 2006 primarily due to the reduced profit margins on the new business compared to business replaced. The third quarter of 2006 also benefited from a $0.3 million reduction of self-insurance reserves related to the first six months of 2006. In addition, Engineering experienced higher payroll expense associated with increased management staff necessary to support the future growth of the business. These factors were partially offset by profit from higher Sales.
     Lighting. Lighting Sales decreased $1.5 million, or 5.3%, during the third quarter of 2007 compared to the same quarter of 2006 primarily due to a decrease in special project business in the Northeast and Southeast regions. Operating profit increased $0.2 million, or 187.9%, primarily due to higher gross margins on fixed fee contracts and special project business. In the third quarter of 2006, Lighting operating profit included a $0.1 million benefit from the reduction of self-insurance reserves.
     Corporate. Corporate expense in the third quarter of 2007 increased by $9.4 million, or 131.4%, compared to the same quarter of 2006, which was primarily attributable to the $9.6 million increase in insurance expense stemming from the difference in insurance reserve adjustments between the third quarter of 2007 and the third quarter of 2006 based on the Company’s evaluation of the reserves. In addition, Corporate recorded $0.7 million of costs associated with the start up of the Shared Services Center and a $0.7 million increase in stock compensation expense. These factors were partially offset by a $0.9 million increase in interest income due to higher cash balances and interest rates, as well as lower legal expenses.
Nine Months Ended July 31, 2007 vs. Nine Months Ended July 31, 2006

	Nine Months		Nine Months
	Ended	% of	Ended	% of	Increase
($ in thousands)	July 31, 2007	Sales	July 31, 2006	Sales	(Decrease)

Revenues
Sales and other income	$2,118,949	100.0%	$2,015,984	100.0%	5.1%
Expenses
Operating expenses and cost of goods sold	1,896,555	89.5%	1,810,932	89.8%	4.7%
Selling, general and administrative	162,428	7.7%	150,851	7.5%	7.7%
Amortization of intangible assets	4,106	0.2%	4,428	0.2%	(7.3)%
Interest	347	—	366	—	(5.2)%

Total expenses	2,063,436	97.4%	1,966,577	97.5%	4.9%

Income before income taxes	55,513	2.6%	49,407	2.5%	12.4%
Income taxes	18,088	0.9%	17,773	0.9%	1.8%

Net Income	$37,425	1.8%	$31,634	1.6%	18.3%

     Net Income. Net income in the first nine months of 2007 increased by $5.8 million, or 18.3%, to $37.4 million ($0.74 per diluted share) from $31.6 million ($0.64 per diluted share) in the same period of 2006 primarily due to the $5.0 million ($3.0 million after-tax) gain recorded in Parking in connection with the termination of an airport parking garage lease. All operating segments except Engineering showed profit improvements despite across the board increases in selling and administrative payroll costs. The increase is also attributable to an increase of $3.0 million ($1.8 million after-tax) in interest income due to higher cash balances and interest rates, the absence of the $2.4 million ($1.5 million after-tax) of professional fees related to the Audit Committee’s independent investigation of the 2005 accounting at Security Services of America (“SSA”), a Company subsidiary, included in the first nine months of 2006, and a $2.5 million ($1.5 million after-tax) reduction in professional fees related to the Sarbanes-Oxley internal controls certification requirement in the first nine months of 2007. These improvements were partially offset by a $5.4 million ($3.2 million after-tax) difference between the net increase in the self-insurance reserves in the first nine months of 2007 ($0.7 million) and the net decrease in self-insurance reserves ($4.7 million) in the first nine months of 2006 as a result of the Company’s evaluation of the reserves (further described below), $4.0 million ($2.4 million after-tax) of share-based compensation expense due to the vesting of certain options when target prices on ABM common stock were achieved, and a $1.7 million ($1.0 million after-tax) litigation settlement in Security.
     The Company performs three evaluations of its self-insurance reserves during the year. As previously discussed, the May 31, 2007 evaluation showed a net adverse development of $4.9 million, which was recorded in Corporate in the third quarter of 2007. This expense substantially offset the $4.2 million benefit from the net favorable development recorded in Corporate in the first quarter of 2007 as a result of its January 31, 2007 self-insurance reserve evaluation, which showed favorable developments in the Company’s reserves for 2006 and prior years’ workers’ compensation, and general liability claims exceeding the adverse developments in workers’ compensation claims outside of California. Also as previously discussed, the May 31, 2006 evaluation indicated a net favorable development of $4.7 million for 2005 and prior years, which was recorded in Corporate in the third quarter of 2006.
     Revenues. Sales in the first nine months of 2007 increased $102.9 million, or 5.1%, to $2,118.9 million from $2,016.0 million in the same period of 2006, primarily due to new business and expansion of services or increases in the scope of work for existing customers. Parking’s reimbursements for out-of-pocket expenses from managed parking lot clients were $12.7 million higher in the first nine months of 2007 than in the same period in 2006. Parking Sales also included the $5.0 million gain in connection with the lease termination.
     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit was 10.5% and 10.2% in the first nine months of 2007 and 2006, respectively. The increase in margin was primarily due to the $5.0 million gain in Parking in connection with the airport parking lease termination, lower insurance rates, and the elimination of unprofitable customer accounts in Security, partially offset by the $5.4 million difference between the increase in the self-insurance reserves in the first nine months of 2007 and reduction in self-insurance reserves in 2006, and reimbursements for out-of-pocket expenses from Parking’s managed parking lot clients that were $12.7 million higher in 2007 but which do not improve gross margin.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months of 2007 increased $11.6 million, or 7.7%, compared to the same period of 2006, primarily due to a $7.4 million increase in selling and administrative payroll costs as a result of new hires, annual salary increases, and increased bonuses, the $4.0 million of share-based compensation expense recognized when target prices for ABM common stock were achieved, the $1.7 million litigation settlement in Security, $0.9 million of expense associated with the upgrade of the Company’s existing accounting systems, and the implementation of a new payroll and human resources information system, $0.7 million of costs associated with the start up of the Shared Services Center, and an increase of $0.5 million in stock compensation expense not associated with accelerated stock options. The impact of these increases in selling, general and administrative expenses was reduced by the absence of $2.4 million of professional fees associated with the Audit Committee’s independent investigation of 2005 accounting at SSA included in the first nine months of 2006, and a $2.5 million reduction in professional fees related to the Sarbanes-Oxley internal controls certification requirement in the first nine months of 2007 from the comparable period of 2006.

     Income Taxes. The estimated annual effective tax rate used in both the first nine months of 2007 and 2006 was 37.5%. The effective tax rates were, however, 32.6% and 36.0% in the first nine months of 2007 and 2006, respectively. The following discrete tax benefits lowered the effective tax rate from the estimated. A total of $1.5 million deferred tax benefit was recorded in the first nine months of 2007 due to the increase in the Company’s net deferred tax assets from the state of New York requirement to file combined returns effective in 2008 and from an increase in the estimated overall state income tax rate. The increase in state tax rate is primarily due to the Texas requirement to file a combined gross margins tax in 2007. A $0.6 million tax benefit was recorded in the first quarter of 2007 primarily due to the inclusion in the period of Work Opportunity Tax Credits attributable to 2006, but not recognizable in 2006 because the program had expired and was not extended until the first quarter of 2007. Another $0.6 million tax benefit was recorded in the third quarter of 2007 mostly from the elimination of state tax liabilities for closed years. In the third quarter of 2006, a $1.1 million benefit was recorded mostly from the elimination of state tax liabilities for closed years, partially offset by a $0.7 million tax expense from adjusting the income tax liability accounts after filing the 2005 tax returns. Another $0.3 million benefit was recorded in the first nine months of 2006 primarily due to the increase in deferred tax assets as of April 30, 2006 related to an increase in the estimated overall state income tax rate.
Segment Information

	Nine Months Ended July 31,		Better
($ in thousands)	2007	2006	(Worse)

Sales and other income
Janitorial	$1,208,667	$1,164,830	3.8%
Parking	356,300	327,503	8.8%
Security	240,196	230,978	4.0%
Engineering	222,649	206,705	7.7%
Lighting	86,587	84,241	2.8%
Corporate	4,550	1,727	163.5%

	$2,118,949	$2,015,984	5.1%

Operating profit
Janitorial	$62,676	$58,786	6.6%
Parking	15,845	9,202	72.2%
Security	2,603	2,442	6.6%
Engineering	10,144	11,400	(11.0)%
Lighting	1,599	700	128.4%
Corporate	(37,007)	(32,757)	(13.0)%

Operating profit	55,860	49,773	12.2%
Interest expense	(347)	(366)	5.2%

Income before income taxes	$55,513	$49,407	12.4%

     The results of operations from the Company’s segments for the nine months ended July 31, 2007, compared to the same period in 2006, are more fully described below.
     Janitorial. Janitorial Sales increased by $43.8 million, or 3.8%, during the first nine months of 2007 compared to the same period of 2006. All Janitorial regions, except Northern California, experienced Sales growth. This was due to new business, expansion of services to customers and price adjustments to pass through a portion of union cost increases. The decrease in Sales in Northern California was due to reductions in scope of service at some existing customers and lost accounts.
     Operating profit increased $3.9 million, or 6.6%, during the first nine months of 2007 compared to the same period of 2006. The increase was primarily attributable to a $3.7 million decrease in insurance expense reflecting a reduction in insurance rates charged to the segment, a $1.0 million decrease in state unemployment insurance, and operating profit from higher Sales. These improvements were partially offset by a $1.6 million increase in legal expenses, and increased selling and administrative payroll costs and higher union benefit costs.

     Parking. Parking Sales increased by $28.8 million, or 8.8%, during the first nine months of 2007 compared to the same period of 2006, mainly as a result of a $12.7 million increase in reimbursements for out-of-pocket expenses from managed parking lot clients due to new contracts, $9.9 million of revenues from HPSA, which was acquired on April 2, 2007, and the $5.0 million gain in connection with the termination of the airport parking garage lease. Lease, allowance, and management fee revenues also increased in the first nine months of 2007 compared to the first nine months of 2006. These increases were partially offset by revenues lost as a result of the termination of the airport parking garage lease. Operating profit increased $6.6 million, or 72.2%, during the first nine months of 2007 compared to the same period of 2006 primarily as a result of the $5.0 million lease termination gain and $1.6 million of increased profits arising from higher lease revenues and management fee income.
     Security. Security Sales increased $9.2 million, or 4.0%, during the first nine months of 2007 compared to the same period of 2006 primarily due to business from new customers and increased levels of service to existing customers. The elimination of unprofitable customer accounts partially offset the impact of the new business. Operating profits increased $0.2 million, or 6.6%, in the first nine months of 2007 compared to the same period of 2006 primarily due to additional profit from increased Sales and the elimination of unprofitable customer contracts. These increases were largely offset by a $1.7 million litigation settlement in the first nine months of 2007.
     Engineering. Engineering Sales increased $15.9 million, or 7.7%, in the first nine months of 2007 compared to the same period in 2006, which was mainly due to new business and the expansion of services to existing customers in the Eastern, Northern California, and Mid-Atlantic regions. These increases were slightly offset by the loss of business in the Southern California and Midwest regions. Operating profits decreased by $1.3 million, or 11.0%, in the first nine months of 2007 compared to the same period in 2006 primarily due to reduced profit margins on the new business compared to business replaced. In addition, Engineering experienced higher payroll expense associated with increased management staff necessary to support the future growth of the business.
     Lighting. Lighting Sales increased $2.3 million, or 2.8%, during the first nine months of 2007 compared to the same period of 2006 primarily due to an increase in special project business in the South Central and Northern California regions. Operating profit increased $0.9 million, or 128.4%, in the first nine months of 2007 compared to the same period of 2006, primarily due to increased Sales.
     Corporate. Corporate expense in the first nine months of 2007 increased by $4.2 million, or 13.0%, compared to the same period in 2006. Of the increase, $5.4 million was attributable to the difference between the increase in self-insurance reserves in the first nine months of 2007 and the reduction of the self-insurance reserves in the first nine months of 2006. In addition, the Company recorded $4.0 million of share-based compensation expense from the acceleration of price vested options, a $0.9 million increase in expense associated with the upgrade of the Company’s existing accounting systems, and the implementation of a new payroll and human resources information system, $0.7 million in expenses associated with the start up of the Shared Services Center, and a $0.5 million increase in share-based compensation expense not associated with accelerated stock options. Offsetting these increases in Corporate expenses were a $2.8 million increase in interest income due to higher cash balances and interest rates, a $2.5 million reduction in professional fees related to the Sarbanes-Oxley internal controls certification requirement in the first nine months of 2007, and the absence of $2.4 million of professional fees associated with the Audit Committee’s independent investigation of 2005 accounting at SSA included in the first nine months of 2006.

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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. The Company anticipates that the adoption of SFAS No. 158 will result in less than $1.0 million pretax of net unrecognized loss into other comprehensive income as of October 31, 2007 subject to the result of the evaluation at September 30, 2007. The recognition provisions of SFAS No. 158 will be effective as of October 31, 2007, while the measurement data provisions will be effective as of October 31, 2009.
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

     Deferred Income Tax Asset and Valuation Allowance. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If the enacted rates in future years differ from the rates expected to apply, an adjustment of the net deferred tax assets will be required. Additionally, if management determines it is more likely than not that a portion of the net deferred tax asset will not be realized, a valuation allowance is recorded. At July 31, 2007, the net deferred tax asset was $86.4 million, net of a $1.7 million valuation allowance related to state net operating loss carryforwards. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.
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
     Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangibles” (“SFAS No. 142”), goodwill is not amortized. The Company performs goodwill impairment tests on at least an annual basis, in the fourth quarter, using the two-step process prescribed in SFAS No. 142. The first step is to evaluate for potential impairment by comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. As of July 31, 2007, no impairment of the Company’s goodwill carrying value has been indicated.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At July 31, 2007, the Company had no outstanding long-term debt. Although the Company’s assets included $107.3 million in cash and cash equivalents at July 31, 2007, market rate risk associated with changing interest rates in the United States was not material.
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
     b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The Company is a defendant in the following purported class action suits related to alleged violations of federal or California wage-and-hour laws: (1) The consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (“ACSS”) filed July 12, 2005, in the Superior Court of California, Los Angeles County (“L.A. Superior Ct.”); (2) Augustus and Hernandez v. ACSS filed on February 23, 2006, in L.A. Superior Ct.; (3) the recently consolidated cases of Bucio/Morales and Martinez/Lopez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco; (4) the consolidated cases of Batiz/Heine v. ACSS filed on June 7, 2006, respectively, in the U.S. District Court of California, Central District; (5) Joaquin Diaz v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Ct; (6) Castellanos v. ABM Industries filed on April 5, 2007, in the U.S. District Court of California, Central District; and (7) Villacres v. ABM Security filed on August 15, 2007, in the U.S. District Court of California, Central District. The named plaintiffs in these lawsuits are current or former employees of ABM subsidiaries who allege, among other things, that they were required to work “off the clock,” were not paid for all overtime and were not provided work breaks or other benefits. The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both. The Company believes it has meritorious defenses to these claims and intends to continue to vigorously defend itself on claims not settled. On April 25, 2007, a settlement was reached in Augustus and Hernandez v. ACSS, which was approved by the court on August 23, 2007. The Company has established a liability of $1.7 million, which is its estimated liability for this settlement.
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
     While the Company accrues amounts it believes are adequate to address any liabilities related to litigation that the Company believes will result in a probable loss, the ultimate resolution of such matters is always uncertain. It is possible that litigation brought against the Company in the future could have a material adverse impact on its financial condition and results of operations. At July 31, 2007, the Company’s contingent loss reserves for legal proceedings aggregated $0.4 million.
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
     The Company could experience labor disputes that could lead to loss of sales or expense variations. At July 31, 2007, approximately 39% of the Company’s employees were subject to various local collective bargaining agreements. Some collective bargaining agreements will expire or become subject to renegotiation during fiscal year 2007. In addition, the Company is facing a number of union organizing drives. When one or more of the Company’s major collective bargaining agreements becomes subject to renegotiation or when the Company faces union organizing drives, the Company and the union may disagree on important issues which, in turn, could lead to a strike, work slowdown or other job actions at one or more of the Company’s locations. In a market where the Company and a number of major competitors are unionized but other competitors are not unionized, the Company could lose customers to competitors who are not unionized. A strike, work slowdown or other job action could in some cases disrupt the Company from providing its services, resulting in reduced revenue. If declines in customer service occur or if the Company’s customers are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could be a substantial increase in labor and benefits expenses that the Company could be unable to pass through to its customers for some period of time, if at all.
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
     On December 12, 2006, ABM’s Board of Directors authorized the purchase of up to 2,000,000 shares of ABM’s outstanding common stock at any time through October 31, 2007. No stock repurchases were made in the third quarter of 2007.
Item 5B. Other Information
     On September 5, 2007, the Board of Directors appointed Sarah McConnell, Senior Vice President and Deputy General Counsel. Ms. McConnell is the former Vice President, Assistant General Counsel and Secretary of Fisher Scientific International, Inc. Her initial responsibilities will include providing legal counsel in the establishment of ABM’s Shared Services Center and its information technology system transition. Linda Auwers, Senior Vice President, General Counsel and Corporate Secretary has informed the Board of Directors that she plans to retire in May 2008. At that time, the Board of Directors anticipates that Ms. McConnell will be named General Counsel and Corporate Secretary.
Item 6. Exhibits
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated
September 10, 2007	/s/ George B. Sundby
George B. Sundby
Executive Vice President, Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
10.1	Executive Stock Option Plan, as amended and restated as of September 4, 2007

10.2	Time-Vested Incentive Stock Option Plan, as amended and restated as of September 4, 2007

10.3	1996 Price-Vested Performance Stock Option Plan, as amended and restated as of September 4, 2007

10.4	2002 Price-Vested Performance Stock Option Plan, as amended and restated as of September 4, 2007

10.8	Deferred Compensation Plan, amended and restated, effective January 1, 2005

10.16	Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of September 5, 2007

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002