Form 10-K
period 2007-10-31
ABM INDUSTRIES INC /DE/
filed 2007-12-21
CIK 771497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended October 31, 2007

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

As of April 30, 2007 (the last business day of registrant’s most recently completed second fiscal quarter), non-affiliates of the registrant beneficially owned shares of the registrant’s common stock with an aggregate market value of $1,250,916,453, computed by reference to the price at which the common stock was last sold.

Number of shares of common stock outstanding as of November 30, 2007: 50,037,914.

DOCUMENTS INCORORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABM Industries Incorporated
Form 10-K
For the Fiscal Year Ended October 31, 2007

PART I

ITEM 1.	BUSINESS

ABM Industries Incorporated (“ABM”) is a leading facility services contractor in the United States. With 2007 revenues in excess of $2.8 billion, ABM and its subsidiaries (the “Company” or “we”) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada. ABM was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909.

On November 14, 2007, ABM acquired OneSource Services, Inc. (“OneSource”), a company formed under the laws of Belize with US operations headquartered in Atlanta, Georgia. The consideration was $365.0 million, which was paid by a combination of cash on hand and borrowings under the Company’s line of credit. In addition, following the closing, the Company paid in full approximately $21 million outstanding under OneSource’s then–existing credit facility. With annual revenues of approximately $825 million during the fiscal year ended March 31, 2007 and approximately 30,000 employees, OneSource is a provider of outsourced facility services, including janitorial, landscaping, general repair and maintenance and other specialized services, for more than 10,000 commercial, industrial, institutional and retail accounts in the United States and Puerto Rico, as well as in British Columbia, Canada. OneSource’s operations will be included in the Janitorial segment and use the ABM Janitorial name.

The corporate headquarters of the Company is located at 160 Pacific Avenue, Suite 222, San Francisco, California 94111, and the Company’s telephone number at that location is (415) 733-4000. In 2008, the Company will move its corporate headquarters to 551 Fifth Avenue, Suite 300, New York, New York 10176. The Company’s telephone number at that location is (212) 297-0200.

The Company’s Website is www.abm.com. Through the “Financials” link on the Investor Relations section of the Company’s Website, the following filings and amendments to those filings are made available free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: (1) Annual Reports on Form 10-K, (2) Quarterly Reports on Form 10-Q, (3) Current Reports on Form 8-K and (4) filings by ABM’s directors and executive officers under Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Company also makes available on its Website and in print, free of charge, to those who request them its Corporate Governance Guidelines, Code of Business Conduct & Ethics and the charters of its Audit, Compensation and Governance Committees. Information contained on the Company’s Website shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K.

Industry Information

The Company conducts business through a number of subsidiaries, which are grouped into five segments based on the nature of the business operations. The operating subsidiaries within each segment generally report to the same senior management. Referred to collectively as the “ABM Family of Services,” the five segments are:

•	Janitorial

•	Parking
•	Security
•	Engineering
•	Lighting

The business activities of the Company by industry segment are more fully described below.

■ Janitorial.  The Company performs janitorial services through a number of the Company’s subsidiaries, primarily operating under the names “ABM Janitorial Services” and “American Building Maintenance.” The Company provides a wide range of basic janitorial services for a variety of facilities, including commercial office buildings, industrial plants, financial institutions, retail stores, shopping centers, warehouses, airport terminals, health and educational facilities, stadiums and arenas, and government buildings. Services provided include floor cleaning and finishing, window washing, furniture polishing, carpet cleaning and dusting, as well as other building cleaning services. At October 31, 2007, the Company’s Janitorial subsidiaries maintained 116 offices and operated in 49 states, the District of Columbia and British Columbia. OneSource’s acquisition adds an additional 93 offices and expands the Company’s scope of operations to all 50 states and Puerto Rico. Certain of these offices are expected to be consolidated as the Company integrates the OneSource operations. The Janitorial segment operates under thousands of individually negotiated building maintenance contracts, nearly all of which are obtained by competitive bidding. The Company’s Janitorial contracts are either fixed price agreements or “cost-plus” (i.e., the customer agrees to reimburse the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage). Generally, profit margins on contracts tend to be inversely proportional to the size of the contract. In addition to services defined within the scope of the contract, the Company also generates sales from extra services (or “tags”), such as additional cleaning requirements, with extra services frequently providing higher margins. The majority of Janitorial contracts are for one- to three-year periods, but are subject to termination by either party after 30 to 90 days’ written notice and contain automatic renewal clauses.

■ Parking.  The Company provides parking services through a number of subsidiaries, primarily operating under the names “Ampco System Parking,” “Ampco System Airport Parking,” “Ampco Express Airport Parking” and “HealthCare Parking Services of America.” The Company’s Parking subsidiaries maintain 27 offices and operate in 39 states. The Company operates approximately 1,775 parking lots and garages, including, but not limited to, facilities at the following airports: Austin, Texas; Dallas/Ft. Worth, Texas; Denver, Colorado; Honolulu, Hawaii; Minneapolis/St. Paul, Minnesota; Omaha, Nebraska; Orlando, Florida; San Jose, California; and Tampa, Florida. Included in the 27 offices and 1,775 parking lots were an office and 143 parking lots and garages acquired in the acquisition of HealthCare Parking Services of America (“HPSA”) in the second quarter of 2007. The Company also operates off-airport parking facilities in Houston, Texas and San Diego, California, and provides parking shuttle bus services at an additional 40 airports. The Company expanded its valet parking service through the acquisition of HPSA. Approximately 45% of the parking lots and garages are leased and 55% are operated through management contracts for third parties, nearly all of which contracts are obtained by competitive bidding. The Company operated over 770,000 parking spaces as of October 31, 2007. Under leased lot arrangements, the Company leases the parking lot from the owner and is responsible for all expenses incurred, retains all revenues from monthly and transient parkers and pays rent to the owner per the terms and conditions of the lease. The lease terms generally range from one to five years and provide for payment of a fixed amount of rent plus a percentage of revenue. The leases usually contain renewal options and may be terminated by the customer for various reasons, including development of the real estate. Leases which expire may continue on a month-to-month basis. Under the management contracts, the Company manages the parking lot for the owner in exchange for a management fee, which could be a fixed fee, a performance-based fee such as a percentage of gross or net revenues, or a combination of both. Management contract terms are generally from one to three years, and often can be terminated without cause by the customer upon 30 days’ notice and may also contain renewal clauses. The revenue and expenses are passed through by the Company to the owner under the terms and conditions of the management contract. More than half of the Company’s Parking revenues come from reimbursements of expenses.

■ Security.  The Company provides security services through a number of subsidiaries, primarily operating under the names “ABM Security Services,” “SSA Security, Inc.,” “Security Services of America,” “Silverhawk Security Specialists” and “Elite Protection Services.” The Company provides security officers; investigative services; electronic monitoring of fire, life safety systems and access control devices; and security consulting services to a wide range of businesses. The Company’s Security subsidiaries maintain 61 offices and operate in 34 states and the District of Columbia. Sales are generally based on actual hours of service at contractually specified rates. The majority of Security contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice and contain automatic renewal clauses. Nearly all Security contracts are obtained by competitive bidding.

■ Engineering.  The Company provides engineering services through a number of subsidiaries, primarily operating under the name “ABM Engineering Services.” The Company provides facilities with on-site engineers to operate and maintain mechanical, electrical and plumbing systems utilizing, in part, computerized maintenance management systems. These services are designed to maintain equipment at optimal efficiency for customers such as high-rise office buildings, schools, computer centers, shopping malls, manufacturing facilities, museums and universities. The Company’s Engineering subsidiaries maintain 12 branches and operate in 31 states and the District of Columbia. The majority of Engineering contracts contain clauses under which the customer agrees to reimburse the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage. Additionally, the majority of Engineering contracts are for three-year periods, but are subject to termination by either party after 30 to 90 days’ written notice and may contain renewal clauses. Nearly all Engineering contracts are obtained by competitive bidding. ABM Engineering Services Company, a wholly owned subsidiary of ABM, has maintained ISO 9000 Certification since 1999, the only national engineering services provider of on-site operating engineers to earn this prestigious designation. ISO is a quality standard comprised of a rigorous set of guidelines and good business practices against which companies are evaluated through a comprehensive independent audit process.

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

■ Lighting.  The Company provides lighting services through a number of subsidiaries, primarily operating under the name “Amtech Lighting Services.” The Company provides relamping, fixture cleaning, energy retrofits and lighting maintenance service to a variety of commercial, industrial and retail facilities. The Company’s Lighting subsidiaries also repair and maintain electrical outdoor signage, and provide electrical service and repairs. The Company’s Lighting subsidiaries maintain 26 offices and operate in 50 states and the District of Columbia. Lighting contracts are either fixed-price (long-term full service or maintenance only contracts), project work or time and materials-based, where the customer is billed according to actual hours of service and materials used at specified prices. Contracts range from one to six years, but the majority are subject to termination by either party after 30 to 90 days’ written notice and may contain renewal clauses. Nearly all Lighting contracts are obtained by competitive bidding.

Additional information relating to the Company’s industry segments for the three most recent fiscal years appears in Note 19 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

Trademarks

We believe that the Company owns or is licensed to use all corporate names, tradenames, trademarks, service marks, copyrights, patents and trade secrets which are material to the Company’s operations.

Competition

We believe that each aspect of the Company’s business is highly competitive, and that such competition is based primarily on price and quality of service. The Company provides nearly all its services under contracts originally obtained through competitive bidding. The low cost of entry to the facility services business has led to strongly competitive markets made up of large numbers of mostly regional and local owner-operated companies, located in major cities throughout the United States and in British Columbia, Canada (with particularly intense competition in the janitorial business in the Southeast and South Central regions of the United States). The Company also competes with the operating divisions of a few large, diversified facility services and manufacturing companies on a national basis. Indirectly, the Company competes with building owners and tenants that can perform internally one or more of the services provided by the Company. These building owners and tenants might have a competitive advantage when the Company’s services are subject to sales tax and internal operations are not. Furthermore, competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could inhibit the Company’s success in bidding for profitable business and its ability to increase prices even as costs rise, thereby reducing margins.

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

The Company has a broad customer base, including, but not limited to, commercial office buildings, industrial plants, financial institutions, retail stores, shopping centers, warehouses, airports, health and educational facilities, stadiums and arenas, and government buildings. No customer accounted for more than 5% of its revenues during the fiscal year ended October 31, 2007.

Employees

As of November 30, 2007, the Company employed approximately 107,000 persons, including approximately 30,000 OneSource employees, of whom the vast majority are service employees who perform janitorial, parking, security, engineering and lighting services. Approximately 39,000 of these employees are covered under collective bargaining agreements at the local level. There are approximately 5,000 employees with executive, managerial, supervisory, administrative, professional, sales, marketing or clerical responsibilities, or other office assignments.

Environmental Matters

The Company’s operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of the Company’s operations, although historically they have not had a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, from time to time, the Company is involved in environmental issues at certain of its locations or in connection with its operations. While it is difficult to predict the ultimate outcome of any of these matters, based on information currently available, we believe that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Executive Officers of the Registrant

The executive officers of ABM on December 21, 2007 were as follows:

		Principal Occupations and Business Experience
Name	Age	During Past Five Years

Henrik C. Slipsager	52	President & Chief Executive Officer and a Director of ABM since November 2000.
James S. Lusk	51	Executive Vice President of ABM since March 2007; Vice President, Business Services & Chief Operating Officer for the Europe, Middle East, and Africa regions for Avaya from January 2005 to January 2007; Executive Vice President, Chief Financial Officer and Treasurer of Bioscip/MIM Corporation from October 2002 to January 2005. Effective January 1, 2008, Mr. Lusk will assume the position of Chief Financial Officer of ABM.
James P. McClure	50	Executive Vice President of ABM since September 2002; President of ABM Janitorial Services since November 2000.
George B. Sundby	56	Executive Vice President of ABM since March 2004; Chief Financial Officer of ABM since June 2001; Senior Vice President of ABM from June 2001 to March 2004; Senior Vice President & Chief Financial Officer of Transamerica Finance Corporation from September 1999 to March 2001. Effective December 31, 2007, Mr. Sundby will resign from his positions at ABM.
Steven M. Zaccagnini	46	Executive Vice President of ABM since December 2005; Senior Vice President of ABM from September 2002 to December 2005; President of ABM Facility Services since April 2002; President of Amtech Lighting Services since November 2005; President of CommAir Mechanical Services from September 2002 to May 2005.
Erin M. Andre	48	Senior Vice President, Human Resources of ABM since August 2005; Vice President, Human Resources of National Energy and Gas Transmission, Inc. from April 2000 to May 2005.
Linda S. Auwers	60	Senior Vice President, General Counsel & Secretary of ABM since May 2003; Vice President, Deputy General Counsel & Secretary of Compaq Computer Corporation from May 2001 to May 2002. Effective May 31, 2008, Ms. Auwers will resign from her positions at ABM.
David L. Farwell	46	Senior Vice President & Chief of Staff of ABM since September 2005; Treasurer of ABM since August 2002; Vice President of ABM from August 2002 to September 2005.
Gary R. Wallace	57	Senior Vice President of ABM, Director of Business Development & Chief Marketing Officer since November 2000.

ITEM 1A.  RISK FACTORS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

The disclosure and analysis in this Annual Report on Form 10-K contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other written materials released to the public, as well as oral forward-looking statements. Such statements give the Company’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, and the outcome of contingencies and other uncertainties, such as legal proceedings, and financial results. Management tries, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and similar expressions.

Set forth below are factors that we think, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results or those anticipated, estimated or projected. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Investors should understand that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete list of all potential risks or uncertainties.

OneSource and other acquisitions may divert our focus and lead to unexpected difficulties.  On November 14, 2007, the Company acquired OneSource, which effectively increased the Company’s janitorial operations by approximately 50% (when measured by revenues). Realization of the benefits of the acquisition will depend, among other things, upon our ability to integrate the businesses successfully and on schedule and to achieve the anticipated savings associated with reductions in offices, staffing and other costs. There can be no assurance that the acquisition of OneSource or any acquisition that we make in the future will provide the benefits that were anticipated when entering the transaction. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks include:

•	Diversion of management time and focus from operating the business to acquisition integration;

•	The need to integrate the acquired business’s accounting, information technology, human resources and other administrative systems to permit effective management and reduce expenses;

•	The need to implement or improve internal controls, procedures and policies appropriate for a public company at a business that prior to the acquisition lacked some of these controls, procedures and policies;

•	Inability to maintain relationships with customers of the acquired business;

•	Inability to retain employees, particularly sales and operational personnel, of the acquired business;

•	Write-offs or impairment charges relating to goodwill and other intangible assets from the acquisition; and

•	Unanticipated or unknown liabilities relating to the acquired business.

In addition, pursuit of our announced strategy of international growth will entail new risks associated with currency fluctuations, international economic fluctuations, and language and cultural differences.

Our technology environment may be inadequate to support growth.  Although we use centralized accounting systems, we rely on a number of legacy information technology systems, particularly our payroll systems, as well as manual processes, to operate. These systems and processes may be unable to provide adequate support for the business and create excessive reliance upon manual rather than system controls. Use of the legacy payroll systems could result, for instance, in delays in meeting payroll obligations, in difficulty calculating and tracking appropriate governmental withholding and other payroll regulatory obligations, and in higher internal and external expenses to work around these systems. Additionally, the current technology environment is unable to support the integration of acquired businesses and anticipated internal growth. Effective October 2006, the Company entered into an outsourcing agreement with International Business Machines Corporation (“IBM”) to provide information technology infrastructure and services. We are implementing a new payroll and human resources information system, and upgrading the accounting systems. The upgrade of the accounting systems includes the consolidation of multiple databases, the potential replacement of custom systems and business process redesign to facilitate the implementation of shared-services functions across the Company. In addition to the risk of potential failure in each project, supporting multiple concurrent projects may result in resource constraints and the inability to complete projects on schedule. The acquisition of OneSource will necessitate integration and consolidation. We plan to continue to use the OneSource information technology systems during a transition period and are evaluating their integration with our systems. IBM supports our current technology environment and assists us in selecting new technology and upgrading current technology. It is also assisting in the evaluation of the OneSource technology environment. While we believe that IBM’s experience and expertise will lead to improvements in our technology environment, the risks associated with outsourcing include the dependence upon a third party for essential aspects of the Company’s business and risks to the security and integrity of the Company’s data in the hands of third parties. We may also have potentially less control over costs associated with necessary systems when they are supported by a third party, as well as potentially less responsiveness from vendors than employees.

Transition to a Shared Services Center could create disruption in functions affected.  The Company has historically performed accounting functions, such as accounts payable, accounts receivable collection and payroll, in a decentralized manner through regional accounting centers in its businesses. In 2007, we began consolidating these functions in a Shared Services Center in Houston, Texas. The consolidation has taken place in certain accounting functions for Janitorial and over the next two years other functions and additional business units (including OneSource) will be moved to the Shared Services Center. The timing of the consolidation of different functions is tied to the upgrade of the Company’s accounting systems and implementation of a new payroll system and human resources information system. In addition to the risks associated with technology changes, the Shared Services Center implementation could lead to the turnover of personnel with critical knowledge, which could impede our ability to bill customers and collect receivables and might cause customer dissatisfaction associated with an inability to respond to questions about billings and other information until new employees can be retained and fully trained. Because the consolidation of functions in the Shared Services Center is tied to the upgrade of the Company’s accounting systems and implementation of a new payroll system and human resources information system, delays in the implementation of the technology changes would lead to delays in the Company’s ability to realize the benefits associated with the Shared Services Center.

The move of our corporate headquarters will lead to loss of personnel and institutional knowledge, and may disrupt the continuity of control functions.  In March 2007, we announced the relocation of our corporate headquarters to New York City beginning in 2008. This move will begin January 1, 2008 and continue over the following two years. In addition, certain functions that have operated centrally from corporate headquarters, such as the finance and legal organizations, will be dispersed in a combination of corporate headquarters, field headquarters and shared service center locations. These moves will increase employee turnover, particularly in finance, legal and human resources. The loss of personnel could lead to disruptions in control functions stemming from delays in filling vacant positions and a lack of personnel with institutional knowledge.

A change in the frequency or severity of claims, a deterioration in claims management, the cancellation or non-renewal of primary insurance policies or a change in our customer’s insurance needs could adversely affect results.  Many customers, particularly institutional owners and large property management companies, prefer to do business with contractors, such as the Company, with significant financial resources, who can provide substantial insurance coverage. In fact, many of our clients choose to obtain insurance coverage for the risks associated with our services by being named as additional insureds under our master liability insurance policies and by seeking contractual indemnification for any damages associated with our services. In addition, pursuant to our management and service contracts, we charge certain clients an allocated portion of our insurance-related costs, including workers’ compensation insurance, at rates that, because of the scale of our operations and claims experience, we believe are competitive. A material change in insurance costs due to a change in the number of claims, claims costs or premiums could have a material effect on our operating income. In addition, should we be unable to renew our umbrella and other commercial insurance policies at competitive rates, it would have an adverse impact on the Company’s business, as would catastrophic uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims. Furthermore, where the Company self-insures, a deterioration in claims management, whether by the Company or by a third party claims administrator, could lead to mismanagement of claims thereby increasing claim costs, particularly in the workers’ compensation area.

A change in estimated claims costs could affect results.  We periodically evaluate estimated claims costs and liabilities to ensure that self-insurance reserves are appropriate. Additionally, we monitor new claims and claims development to assess the adequacy of insurance reserves. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse developments (e.g., changes in regulatory requirements and changes in reserving methodology). If the trends suggest that the frequency or severity of claims incurred has increased, we might be required to record additional expenses for self-insurance liabilities. In addition, variations in estimates that cause changes in our insurance reserves may not always be related to changes in claims experience. Changes in insurance reserves as a result of a review can cause swings in operating results that are unrelated to our ongoing business. In addition, because of the time required for the analysis, we may not learn of a deterioration in claims, particularly claims administered by a third party, until additional costs have been incurred or are projected. Because we base pricing in part on our estimated insurance costs, our prices could be higher or lower than they otherwise might be if better information were available resulting in a competitive disadvantage in the former case and reduced margins or unprofitable contracts in the latter.

Debt to fund the acquisition of OneSource, as well as any future increase in the level of debt or in interest rates, can effect our results of operations.  Incurring debt to acquire OneSource, and any future increase in the level of debt, will require that a portion of cash flow from operating activities be dedicated to interest payments and principal payments at maturity. Unless the cash flows generated by OneSource (or future acquisitions funded by debt) exceed the required payments, debt service requirements could reduce our ability to use our cash flow to fund operations and capital expenditures, and to capitalize on future business opportunities (including additional acquisitions). Because current interest rates on our debt are variable, an increase in prevailing rates would increase our interest costs. Further, our credit facility agreement contains both financial covenants and covenants that limit our ability to engage in specified transactions, which may also constrain our flexibility.

Our ability to operate and pay our debt obligations depends upon our access to cash.  Because ABM conducts business operations through operating subsidiaries, we depend on those entities to generate the funds necessary to meet financial obligations. Delays in collections or legal restrictions could restrict ABM’s subsidiaries’ ability to make distributions or loans to ABM. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable ABM to pay interest on debt obligations when due or to pay the principal of such debt at maturity. In addition, a substantial portion of our investment portfolio is invested in auction rate securities and, if an auction fails for securities in which we have invested, the investment will not be liquid. In 2007, auctions for $25.0 million of these securities failed and such failures could occur in the future. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the outstanding securities or the securities mature (between 20 and 50 years). If the issuer of the securities is unable to successfully close future auctions and its credit rating deteriorates, we may be required to adjust the carrying value of the securities through an impairment charge.

Labor disputes could lead to loss of sales or expense variations.  At November 30, 2007, approximately 36% of the Company’s employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during the year. In addition, we are facing a number of union organizing drives. When one or more of the Company’s major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues which, in turn, could lead to a strike, work slowdown or other job actions at one or more of our locations. In a market where the Company and a number of major competitors are unionized but other competitors are not unionized, we could lose customers to competitors who are not unionized. A strike, work slowdown or other job action could in some cases disrupt us from providing services, resulting in reduced revenue. If declines in customer service occur or if our customers are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could be a substantial increase in labor and benefits expenses that we may be unable to pass through to customers for some period of time, if at all.

A decline in commercial office building occupancy and rental rates could affect sales and profitability.  Our sales directly depend on commercial real estate occupancy levels. Decreases in occupancy levels reduce demand and also create pricing pressures on building maintenance and other services provided by the Company. In certain geographic areas and service segments, the Company’s most profitable sales are known as tag jobs, which are services performed for tenants in buildings in which it performs building services for the property owner or management company. A decline in occupancy rates could result in a decline in fees paid by landlords, as well as tenant work, which would lower sales and margins. In addition, in those areas where the workers are unionized, decreases in sales can be accompanied by relative increases in labor costs if we are obligated by collective bargaining agreements to retain workers with seniority and consequently higher compensation levels and cannot pass through these costs to customers.

The financial difficulties or bankruptcy of one or more of our major customers could adversely affect results.  Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of customers. We estimate an allowance for accounts we do not consider collectible and this allowance adversely impacts profitability. In the event customers experience financial difficulty, and particularly if bankruptcy results, profitability is further impacted by the Company’s failure to collect accounts receivable in excess of the estimated allowance. Additionally, the Company’s future sales would be reduced by the loss of these customers.

Acquisition activity could slow.  A significant portion of our historic growth has come through acquisitions and we expect to continue to acquire businesses in the future as part of our growth strategy. A slowdown in acquisitions could lead to a slower growth rate. Because new contracts frequently involve start-up costs, sales associated with acquired operations generally have higher margins than sales associated with internal growth. Therefore, a slowdown in acquisition activity could lead to constant or lower margins, as well as lower revenue growth.

Our success depends on our ability to preserve our long-term relationships with customers.  Our contracts with our customers can generally be terminated upon relatively short notice. However, the business associated with long-term relationships is generally more profitable than that from short-term relationships because we incur start-up costs with many new contracts, particularly for training, operating equipment and uniforms. Once these costs are expensed or fully depreciated over the appropriate periods, the underlying contracts become more profitable. Therefore, our loss of long-term customers could have an adverse impact on our profitability even if we generate equivalent sales from new customers.

We are subject to intense competition that can constrain our ability to gain business, as well as our profitability.  We believe that each aspect of our business is highly competitive, and that such competition is based primarily on price and quality of service. We provide nearly all our services under contracts originally obtained through competitive bidding. The low cost of entry to the facility services business has led to strongly competitive markets consisting primarily of regional and local owner-operated companies, with particularly intense competition in the janitorial business in the Southeast and South Central regions of the United States. We also compete with a few large, diversified facility services and manufacturing companies on a national basis. Indirectly, we compete with building owners and tenants that can perform internally one or more of the services that we provide. These building owners and tenants have a competitive advantage in locations where the Company’s services are subject to sales tax and internal operations are not. Furthermore, competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins. Further, if sales decline, we may not be able to reduce expenses correspondingly.

An increase in costs that we cannot pass on to customers could affect profitability.  We negotiate many contracts under which our customers agree to pay certain costs at rates set by the Company, particularly workers’ compensation and other insurance coverage where the Company self insures much of its risk. If actual costs exceed the rates we set, then our profitability may decline unless we can negotiate increases in these rates. In addition, if our costs, particularly workers’ compensation and other insurance costs, exceed those of our competitors, we may lose business unless we establish rates that do not fully cover our costs.

Natural disasters or acts of terrorism could disrupt services.  Storms, earthquakes, drought, floods or other natural disasters or acts of terrorism may result in reduced sales or property damage. Disasters may also cause economic dislocations throughout the country. In addition, natural disasters or acts of terrorism may increase the volatility of financial results, either due to increased costs caused by the disaster with partial or no corresponding compensation from customers, or, alternatively, increased sales and profitability related to tag jobs, special projects and other higher margin work necessitated by the disaster. In addition, a significant portion of Parking sales is tied to the numbers of airline passengers and hotel guests and Parking results could be adversely affected if people curtail business and personal travel as a result of any such event.

We incur significant accounting and other control costs that reduce profitability.  As a publicly traded corporation, we incur certain costs to comply with regulatory requirements. If regulatory requirements were to become more stringent or if controls thought to be effective later fail, we may be forced to make additional expenditures, the amounts of which could be material. Most of our competitors are privately owned so our accounting and control costs can be a competitive disadvantage. Should sales decline or if we are unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, the costs associated with regulatory compliance will rise as a percentage of sales.

Other issues and uncertainties may include:

•	Unanticipated adverse jury determinations, judicial rulings or other developments in litigation to which we are subject;

•	New accounting pronouncements or changes in accounting policies;

•	Changes in U.S. immigration law that raise our administrative costs;

•	Labor shortages that adversely affect our ability to employ entry level personnel;

•	Legislation or other governmental action that detrimentally impacts expenses or reduces sales by adversely affecting our customers;

•	Low levels of capital investments by customers, which tend to be cyclical in nature, could adversely impact the results of the Lighting segment; and

•	The resignation, termination, death or disability of one or more key executives that adversely affects customer retention or day-to-day management.

We believe that the Company has the human and financial resources for business success, but future profit and cash flow can be adversely (or advantageously) influenced by a number of factors, including those listed above, any and all of which are inherently difficult to forecast. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of November 30, 2007, the Company had corporate, subsidiary, regional, branch or district offices in over 330 locations throughout the United States (including Puerto Rico) and in British Columbia, Canada. Fourteen of these facilities are owned by the Company, of which two were obtained in the acquisition of OneSource. At October 31, 2007, the 12 facilities then owned by the Company had an aggregate net book value of $2.3 million and were located in: Phoenix, Arizona; Jacksonville and Tampa, Florida; Portland, Oregon; Houston and San Antonio, Texas; and Kennewick, Seattle, Spokane and Tacoma, Washington. The OneSource facilities were carried at net book value of $0.1 million prior to the acquisition and were located in New Orleans, Louisiana, and Lake Tansi, Tennessee.

Rental payments under long and short-term lease agreements amounted to $97.6 million for the fiscal year ended October 31, 2007. Of this amount, $64.0 million in rental expense was attributable to public parking lots and garages leased and operated by Parking. The remaining expense was for the rental or lease of office space, computers, operating equipment and motor vehicles. These amounts do not include OneSource rental payments.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, as well as, from time to time, in additional matters. The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available.

The Company is a defendant in the following purported class action lawsuits related to alleged violations of federal or California wage-and-hour laws: (1) The consolidated cases of Augustus, Hall and Davis v.

American Commercial Security Services (“ACSS”) filed July 12, 2005, in the Superior Court of California, Los Angeles County (“L.A. Superior Ct.”); (2) Augustus and Hernandez v. ACSS filed on February 23, 2006, in L.A. Superior Ct.; (3) the recently consolidated cases of Bucio/Morales and Martinez/Lopez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco; (4) the consolidated cases of Batiz/Heine v. ACSS filed on June 7, 2006, in the U.S. District Court of California, Central District; (5) Joaquin Diaz v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Ct; (6) Castellanos v. ABM Industries filed on April 5, 2007, in the U.S. District Court of California, Central District; (7) Villacres v. ABM Security filed on August 15, 2007, in the U.S. District Court of California, Central District; (8) Jose Morales v. Ampco System Parking filed on November 19, 2007, in the L.A. Superior Ct. and (9) Freddy Reyes v. Ampco System Parking filed on November 30, 2007, in the L.A. Superior Ct. The named plaintiffs in these lawsuits are current or former employees of ABM subsidiaries who allege, among other things, that they were required to work “off the clock,” were not paid for all overtime and were not provided work breaks or other benefits. The plaintiffs generally seek unspecified monetary damages, injunctive relief or both. The Company believes it has meritorious defenses to these claims and intends to continue to vigorously defend itself on claims not settled. On April 25, 2007, a settlement was reached in Augustus and Hernandez v. ACSS, which was approved by the court on August 23, 2007.

As described in more detail in Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, the Company self-insures certain insurable risks and, based on its periodic evaluations of estimated claim costs and liabilities, accrues self-insurance reserves to the Company’s best estimate. One such evaluation, completed in November 2004, indicated adverse developments in the insurance reserves that were primarily related to workers’ compensation claims in the state of California during the four-year period ended October 31, 2003 and resulted in the Company recording a charge of $17.2 million in the fourth quarter of 2004. The Company believes a substantial portion of the $17.2 million, as well as other costs incurred by the Company in its insurance claims, was related to poor claims management by a third party administrator that no longer performs these services for the Company. The Company believes that poor claims administration in certain other states, particularly New York, also led to higher costs for the Company. The Company has filed a claim against its former third party administrator for its damages related to claims mismanagement. The Company is actively pursuing this claim, which is subject to arbitration in accordance with the rules of the American Arbitration Association. The three-person arbitration panel has been designated and discovery is underway, including examination of a sample of claims by insurance experts.

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

While the Company accrues amounts it believes are adequate to address any liabilities related to litigation that the Company believes will result in a probable loss, the ultimate resolution of such matters is always uncertain. It is possible that litigation brought against the Company in the future could have a material adverse impact on its financial condition and results of operations. At October 31, 2007, the Company’s contingent loss reserves for legal proceedings aggregated $2.2 million, which included the estimated liability for the settlement of Augustus and Hernandez vs. ACSS.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

ABM’s common stock is listed on the New York Stock Exchange (NYSE: ABM). The following table sets forth the high and low intra-day prices of ABM’s common stock on the New York Stock Exchange and quarterly cash dividends declared on shares of common stock for the periods indicated:

	Fiscal Quarter
	First	Second	Third	Fourth	Year

Fiscal Year 2007
Price range of common stock:
High	$26.00	$28.87	$31.20	$25.72	$31.20
Low	$19.58	$25.35	$22.62	$19.04	$19.04
Dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48
Fiscal Year 2006
Price range of common stock:
High	$21.89	$19.40	$18.22	$20.00	$21.89
Low	$18.93	$16.35	$16.20	$16.11	$16.11
Dividends declared per share	$0.11	$0.11	$0.11	$0.11	$0.44

To our knowledge, there are no current factors that are likely to materially limit the Company’s ability to pay comparable dividends for the foreseeable future.

Stockholders

At November 30, 2007, there were 3,460 registered holders of ABM’s common stock.

Issuer Purchases of Equity Securities

On December 12, 2006, ABM’s Board of Directors authorized the purchase of up to 2,000,000 shares of ABM’s outstanding common stock during the fiscal year ended October 31, 2007. No stock repurchases were made in the fourth quarter of 2007. The authorization expired with 2,000,000 shares remaining.

Performance Graph

Set forth below is a graph comparing the five-year cumulative total stockholder return of ABM common stock with the five-year cumulative total of: (1) the Standard & Poor’s 500 Index and (2) the Standard & Poor’s 1500 Environmental & Facilities Services Index, including, in each case, reinvestment of dividends. The comparisons in the following graph are based on historical data and are not indicative of, or intended to forecast, the possible future performance of ABM common stock.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

	2002	2003	2004	2005	2006	2007

ABM Industries Incorporated	100	108.60	147.94	144.18	148.32	178.98
S&P 500 Index	100	120.80	132.18	143.71	167.19	191.53
S&P 1500 Environmental & Facilities Services Index	100	114.62	124.84	137.47	174.90	197.04

Performance graph information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company’s consolidated financial statements for each of the years in the five-year period ended October 31, 2007. It should be read in conjunction with the consolidated financial statements and the notes thereto, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), which are included elsewhere in this Annual Report on Form 10-K.

Years Ended October 31,	2007	2006	2005	2004	2003
(In thousands, except per share data and ratios)

OPERATIONS
Revenues
Sales and other income (1)	$2,842,811	$2,712,668	$2,586,566	$2,375,149	$2,222,367
Gain on insurance claim (2)	—	80,000	1,195	—	—

	2,842,811	2,792,668	2,587,761	2,375,149	2,222,367

Expenses
Operating expenses and cost of goods sold (3)	2,540,142	2,421,552	2,312,687	2,157,637	2,007,740
Selling, general and administrative (4)(5)	216,850	207,116	204,131	166,981	159,949
Intangible amortization	5,565	5,764	5,673	4,519	2,044
Interest	467	495	884	1,016	758

	2,763,024	2,634,927	2,523,375	2,330,153	2,170,491

Income from continuing operations before income taxes	79,787	157,741	64,386	44,996	51,876
Income taxes	27,347	64,536	20,832	15,352	17,278

Income from continuing operations	52,440	93,205	43,554	29,644	34,598
Income from discontinued operations, net of income taxes	—	—	166	829	3,586
Gain on sale of discontinued operations, net of income taxes	—	—	14,221	—	52,736

Net income	$52,440	$93,205	$57,941	$30,473	$90,920

Net income per common share — Basic
Income from continuing operations	$1.06	$1.90	$0.88	$0.61	$0.71
Income from discontinued operations	—	—	—	0.02	0.07
Gain on sale of discontinued operations	—	—	0.29	—	1.07

	$1.06	$1.90	$1.17	$0.63	$1.85

Net income per common share — Diluted
Income from continuing operations	$1.04	$1.88	$0.86	$0.59	$0.69
Income from discontinued operations	—	—	—	0.02	0.07
Gain on sale of discontinued operations	—	—	0.29	—	1.06

	$1.04	$1.88	$1.15	$0.61	$1.82

Average common and common equivalent shares
Basic	49,496	49,054	49,332	48,641	49,065
Diluted	50,629	49,678	50,367	50,064	50,004

FINANCIAL STATISTICS
Dividends declared per common share	$0.48	$0.44	$0.42	$0.40	$0.38
Stockholders’ equity	$605,758	$541,247	$475,926	$442,161	$430,022
Common shares outstanding	50,020	48,635	49,051	48,707	48,367
Stockholders’ equity per common share (6)	$12.11	$11.13	$9.70	$9.08	$8.89
Working capital	$353,146	$312,456	$246,379	$201,123	$244,671
Net operating cash flows from continuing operations	$54,295	$130,367	$44,799	$64,412	$50,746
Current ratio	2.22	1.97	1.88	1.78	1.94
Total assets	$1,120,673	$1,069,462	$957,818	$893,736	$844,885
Assets held for sale	$—	$—	$—	$14,441	$12,028
Trade accounts receivable — net	$370,493	$383,977	$345,104	$307,237	$278,330
Goodwill	$252,179	$247,888	$243,559	$225,495	$186,857
Other intangibles — net	$24,573	$23,881	$24,463	$22,290	$15,849
Property, plant and equipment — net	$38,945	$32,185	$34,270	$31,191	$31,738
Capital expenditures	$22,046	$14,065	$17,738	$11,460	$11,535
Depreciation	$13,187	$14,981	$13,918	$13,024	$13,673

(1) Other income included a $5.0 million gain from the termination of an off-airport parking garage lease in 2007 and a $4.3 million gain from the termination of another off-airport parking garage lease in 2005.

(2) The World Trade Center formerly represented the Company’s largest job-site; its destruction on September 11, 2001 has directly and indirectly impacted subsequent Company results. Amounts for 2006 and 2005 consist of gains in connection with World Trade Center insurance claims.

(3) Operating expenses in 2007, 2006 and 2005 included net benefits of $1.8 million, $14.1 million and $8.2 million, respectively, from the reduction of the Company’s self-insurance reserves attributable to prior years. Operating expenses in 2004 included a $17.2 million expense from the increase of the Company’s self-insurance reserves attributable to prior years. See Note 2 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

(4) Selling, general and administrative expenses in 2006 included $3.3 million of transition costs associated with the outsourcing of the Company’s information technology infrastructure and support services. Selling, general and administrative expenses in 2007 and 2006 also included $4.6 million and $0.7 million of costs associated with the implementation of a new payroll and human resources information system, and the upgrade of the Company’s accounting systems; the transition of certain back office functions to the Company’s Shared Services Center in Houston, Texas; and the move of the Company’s corporate headquarters to New York. No other year presented included similar charges. Selling, general and administrative expenses in 2007 included losses of $1.7 million related to a major lawsuit. Selling, general and administrative expenses in 2005 included losses related to three major lawsuits against the Company totaling $12.8 million. There were no significant litigation losses in the other years presented.

(5) Due to the Company’s adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” effective November 1, 2005, which required the recognition of compensation expense associated with stock awards, selling, general and administrative expenses in 2007 included share-based compensation expense of $8.2 million, of which $4.0 million related to the acceleration of price-vested stock options. In 2006, $3.2 million of share-based compensation expense was recorded in selling, general and administrative expenses. No other years presented included share-based compensation expense, except for $42,000 of compensation expense recorded in 2005 due to the accelerated vesting of options in connection with an employee termination.

(6) Stockholders’ equity per common share is calculated by dividing stockholders’ equity at the end of the fiscal year by the number of shares of ABM common stock outstanding at that date. This calculation may not be comparable to similarly titled measures reported by other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained in Item 8, “Financial Statements and Supplementary Data.” All information in the discussion and references to the years are based on the Company’s fiscal year that ends on October 31. Except where specifically referenced, this discussion does not include the operations of OneSource Services, Inc. (“OneSource”), which the Company acquired in November 2007, and includes other acquired operations from the dates of the respective purchases.

Overview

ABM Industries Incorporated (“ABM”) and its subsidiaries (the “Company”) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada. The largest segment of the Company’s business is Janitorial which generated over 57% of the Company’s sales and other income (hereinafter called “Sales”) and over 67% of its operating profit before corporate expenses for 2007. The Company also previously provided mechanical and elevator services. (See “Divestitures and Results from Discontinued Operations.”)

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

The Company’s growth in Sales in 2007 from 2006 is attributable to internal growth and growth from acquisitions. Internal growth in Sales represents not only Sales from new customers, but also expanded services or increases in the scope of work for existing customers. In the long run, achieving the desired levels of Sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately owned facility services companies that typically have the lower cost advantage. Recent acquisitions contributing to the growth in sales in 2007 are described in Note 12 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.” Subsequent to October 31, 2007, ABM acquired OneSource, a company formed under the laws of Belize with US operations headquartered in Atlanta, Georgia. The consideration was $365.0 million which was paid by a combination of current cash and borrowings from the Company’s line of credit. In addition, following the closing, the Company paid in full approximately $21 million outstanding under OneSource’s then existing credit facility. With annual revenues of approximately $825 million during the fiscal year ended March 31, 2007 and approximately 30,000 employees, OneSource is a provider of outsourced facilities services including janitorial, landscaping, general repair and maintenance and other specialized services, for more than 10,000 commercial, industrial, institutional and retail accounts in the United States and Puerto Rico, as well as in British Columbia, Canada. OneSource’s operations will be included in the Janitorial segment. The Company expects to achieve operating margins for the OneSource business consistent with the remaining Janitorial segment and attain annual cost synergies of between $45 million to $50 million, which are expected to be fully implemented within 12 months after the acquisition. In 2008, the Company expects to realize between $28 million and $32 million of synergies before giving effect for costs to achieve these synergies, as discussed below. This will be achieved primarily through a reduction in duplicative positions and back office functions, the consolidation of facilities, and elimination of professional fees and other services. Furthermore, the Company expects to realize approximately $14 million in incremental cash flow in 2008 from acquiring net operating loss carry forwards and existing goodwill amortization related to the OneSource acquisition.

In the long term, the Company expects to focus its financial and management resources on those businesses in which it can grow to be a leading national service provider. It also plans to increase Sales by expanding its services into international markets.

In the short-term, management is focused on pursuing new business, increasing operating efficiencies, and integrating its most recent acquisitions, particularly OneSource. The Company is also relocating its Janitorial headquarters to Houston, concentrating its other business units in southern California and, in 2008, relocating its corporate headquarters to New York City. In addition, the Company is implementing a new payroll and human resources information system and upgrading its accounting systems and expects full implementation by the end of 2009. In 2008, the Company expects to incur one–time expenses of approximately $20 million associated with the upgrade of the existing accounting systems, implementation of a new payroll system and human resources information system, Shared Services Center implementation, relocation of corporate headquarters and costs to achieve synergies with OneSource.

Liquidity and Capital Resources

	October 31,
(In thousands)	2007	2006	Change

Cash and cash equivalents	$136,192	$134,001	$2,191
Working capital	$353,146	$312,456	$40,690

	Years ended October 31,			Years ended October 31,
(In thousands)	2007	2006	Change	2006	2005	Change

Cash provided by operating activities from continuing operations	$54,295	$130,367	$(76,072)	$130,367	$44,799	$85,568
Net cash (used in) provided by investing activities	$(54,794)	$(21,814)	$(32,980)	$(21,814)	$16,473	$(38,287)
Net cash provided by (used in) financing activities	$2,690	$(31,345)	$34,035	$(31,345)	$(30,925)	$(420)

Funds provided by operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, repurchasing shares of ABM common stock and paying cash dividends. As of October 31, 2007 and October 31, 2006, the Company’s cash and cash equivalents totaled $136.2 million and $134.0 million, respectively.

At October 31, 2007, the Company had $25.0 million of auction rate securities that had long-term ratings in the highest classification by recognized rating agencies. Auction rate securities are debt instruments with long-term nominal maturities (typically 20 to 50 years), for which the interest rate is reset through Dutch auctions approximately every 30 days. These auction rate securities failed to trade at recent auctions due to insufficient bids from buyers and, therefore, were considered illiquid as of October 31, 2007. As a result, they were classified in long-term investments on the Consolidated Balance Sheet. The Company did not hold auction rate securities at October 31, 2006 and 2005.

On November 14, 2007, the Company acquired OneSource for $365.0 million in cash, which was paid by a combination of cash on hand and borrowings under the Company’s line of credit. In addition, the approximately $21 million outstanding debt under OneSource’s then existing credit facility was paid in full following the closing.

Working Capital.  Working capital increased by $40.6 million to $353.1 million at October 31, 2007 from $312.5 million at October 31, 2006, primarily due to income generated during 2007. Trade accounts receivable is the largest component of working capital and totaled $370.5 million at October 31, 2007 compared to $384.0 million at October 31, 2006. These amounts were net of allowances for doubtful accounts and sales totaling $6.9 million and $8.0 million at October 31, 2007 and 2006, respectively. At October 31, 2007, accounts receivable that were over 90 days past due had decreased by $4.9 million to $27.9 million (7.4% of the total outstanding) from $32.8 million (8.4% of the total outstanding) at October 31, 2006. This decrease is a result of improved collection efforts in the Janitorial, Engineering and Security segments.

Cash Flows from Operating Activities.  Continuing operations provided net cash of $54.3 million, $130.4 million and $44.8 million in 2007, 2006 and 2005, respectively. The $76.1 million decrease in cash provided by continuing operations between 2007 and 2006 was primarily due to the inclusion in 2006 of the $80.0 million received in the fourth quarter from the settlement of the World Trade Center (“WTC”) insurance claims, a $34.9 million income tax payment in 2007 relating to the WTC insurance claims settlement and $6.6 million of pre-payments to International Business Machines Corporation (“IBM”) associated with IBM transition and maintenance services in 2007, as discussed below. An increase in collection of accounts receivable in 2007 and the receipt of the $7.5 million in connection with the termination of the airport parking garage lease in 2007 also impacted the change. Cash flows from continuing operations increased by $85.6 million in 2006 from 2005 primarily due to the $80.0 million received in settlement of WTC insurance claims, although payments in 2006 of litigation settlements that were pending at October 31, 2005 reduced cash flow from continuing operations.

Cash Flows from Investing Activities.  Net cash used in investing activities was $54.8 million and $21.8 million in 2007 and 2006, respectively, and net cash provided by investing activities was $16.5 million in 2005. The $33.0 million increase in 2007 compared to 2006 is primarily due to the net investment of

$25.0 million in auction rate securities as described above and a $8.0 million increase in additions to property, plant and equipment, which mainly reflects capitalized costs associated with the upgrade of the Company’s accounting systems and the implementation of a new payroll and human resources information system (discussed below). The $38.3 million increase in cash used in investing activities in 2006 compared to 2005 was primarily due to the receipt of $32.3 million from the sales of the operating assets of the Mechanical segment (see “Divestitures and Results from Discontinued Operations”) and net proceeds of $29.6 million from the sale of auction rate securities in 2005. The 2006 and 2005 statements of cash flows were adjusted in 2007 to conform to the 2007 presentation. See Long-term investments in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplemental Data.” This was partially offset by the use of $16.9 million less cash to purchase businesses and $3.7 million less cash to acquire property, plant, and equipment in 2006 compared to 2005.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $2.7 million in 2007 and net cash used in financing activities was $31.3 million and $30.9 million in 2006 and 2005, respectively. The Company did not repurchase any ABM common stock in 2007, compared to 2006 when it repurchased $26.0 million of ABM common stock. The net cash provided by financing activities in 2007 is also attributable to a $12.3 million increase in funds from common stock issuances as a result of the increase in stock option exercises in 2007, partially offset by a $2.0 million decrease in 2004 Employee Stock Purchase Plan (“ESPP”) purchases compared to 2006. In 2006, the Company purchased $5.4 million less ABM common stock than in 2005 while issuing $4.9 million less ABM common stock through the Company’s stock option and employee stock purchase plans.

Line of Credit.  At October 31, 2007, ABM had a $300.0 million syndicated line of credit scheduled to expire in May 2010. As of October 31, 2007 and 2006, the total outstanding amounts under the facility were $108.0 million and $98.7 million, respectively, in the form of standby letters of credit. The facility included usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also required that the Company satisfy certain financial covenants. The Company was in compliance with all covenants as of October 31, 2007.

In connection with the acquisition of OneSource, the Company terminated the $300.0 million line of credit on November 14, 2007 and replaced it with a new $450.0 million five-year syndicated line of credit that is scheduled to expire on November 14, 2012 (“the new Facility”). Borrowings under the new Facility were used to acquire OneSource on November 14, 2007. The new Facility is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures and other general corporate purposes.

Under the new Facility, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.625% to 1.375% or, at ABM’s election, at the higher of the federal funds rate plus 0.5% and the Bank of America prime rate (“Alternate Base Rate”) plus a spread of 0.000% to 0.375%. A portion of the new Facility is also available for swing line (same-day) borrowings at the Interbank Offered Rate (“IBOR”) plus a spread of 0.625% to 1.375% or, at ABM’s election, at the Alternate Base Rate plus a spread of 0.000% to 0.375%. The new Facility calls for a non-use fee payable quarterly, in arrears, of 0.125% to 0.250% of the average, daily, unused portion of the new Facility. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with ABM’s self-insurance program and cash borrowings are included as usage of the new Facility. The spreads for LIBOR, Alternate Base Rate and IBOR borrowings, and the commitment fee percentage are based on ABM’s leverage ratio. The new Facility permits ABM to request an increase in the amount of the line of credit by up to $100.0 million (subject to receipt of commitments for the increased amount from existing and new lenders). The standby letters of credit outstanding under the prior facility have been replaced and are now outstanding under the new Facility. As of November 30, 2007, the total outstanding amounts under the new Facility in the form of cash borrowings and standby letters of credit were $295.0 million and $113.3 million, respectively.

The new Facility includes customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the new Facility also requires that ABM maintain three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at each fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at each fiscal quarter-end; and (3) a consolidated net worth of greater than or equal to the sum of (i) $475.0 million, (ii) an amount equal to

50% of the consolidated net income earned in each full fiscal quarter ending after November 14, 2007 (with no deduction for a net loss in any such fiscal quarter), and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM and its subsidiaries after November 14, 2007 by reason of the issuance and sale of capital stock or other equity interests of ABM or any subsidiary, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to ABM’s employee stock purchase plans, employee stock option plans and similar programs.

If an event of default occurs under the new Facility, including certain cross-defaults, insolvency, change in control, and violation of specific covenants, among others, the lenders can terminate or suspend ABM’s access to the new Facility, declare all amounts outstanding under the new Facility, including all accrued interest and unpaid fees, to be immediately due and payable, and/or require that ABM cash collateralize the outstanding letter of credit obligations.

Commitments

As of October 31, 2007, the Company’s future contractual payments, commercial commitments and other long-term liabilities were as follows:

(in thousands)	Payments Due By Period

Contractual Obligations	Total	1 year	2 – 3 years	4 – 5 years	After 5 years

Operating Leases	$110,542	$34,187	$39,042	$19,114	$18,199
IBM Services Agreement	90,334	16,434	30,410	27,692	15,798
IBM Payroll System Support	1,963	1,277	686	—	—
IBM Systems Upgrade, Implementation and Support	21,120	9,829	5,152	4,355	1,784

	$223,959	$61,727	$75,290	$51,161	$35,781

(in thousands)	Payments Due By Period

Other Long-Term Liabilities	Total	1 year	2 – 3 years	4 – 5 years	After 5 years

Unfunded Employee Benefit Plans	$30,158	$2,727	$4,098	$3,637	$19,696

(in thousands)	Amounts of Commitment Expiration Per Period

Commercial Commitments	Total	1 year	2 – 3 years	4 – 5 years	After 5 years

Standby Letters of Credit	$107,983	$107,983	$—	$—	$—
Surety Bonds	62,839	55,196	2,239	5,404	—

	$170,822	$163,179	$2,239	$5,404	$—

Total Commitments	$424,939	$227,633	$81,627	$60,202	$55,477

The amounts set forth under operating leases represent the Company’s contractual obligations to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment.

On September 29, 2006, the Company entered into a Master Professional Services Agreement (the “Services Agreement”) with IBM that became effective October 1, 2006. Under the Services Agreement, IBM is responsible for substantially all of the Company’s information technology infrastructure and support services. Prior to the Services Agreement, the Company maintained its equipment and had in-house personnel providing such services. The base fee for these services is $116.6 million payable over the initial term of 7 years and 3 months. As of October 31, 2007, aggregate payments of $26.2 million had been made to IBM since the Services Agreement became effective. Services covered by the Services Agreement may be expanded at rates set forth in the Services Agreement, or later agreed to by the parties, which would increase amounts payable to IBM.

As a result of a January 23, 2007 amendment to expand its services, IBM is also providing maintenance and support services for the Company’s legacy payroll systems. The base fee for these services is $2.3 million payable over a 3 year and 7 month term that commenced April 1, 2007. As of October 31, 2007, aggregate payments of $0.4 million had been made to IBM for these services.

The Company also completed an evaluation of its existing accounting, payroll and human resources information systems in the first quarter of 2007. On April 4, 2007, the Company further expanded services covered by the Services Agreement. IBM is assisting in the upgrade of the Company’s existing accounting systems and the implementation of a new payroll system and human resources information system. IBM will also provide post-implementation support services beginning July 1, 2008 through December 31, 2013. The base fee for this upgrade and implementation is $13.3 million, and $12.9 million for post implementation support services for a total of $26.2 million payable over 6 years and 10 months. As of October 31, 2007, aggregate payments of $5.1 million had been made to IBM. The Company began the design phase of the project in the second quarter of 2007. The implementation of the new systems is scheduled to commence in July 2008 with completion by the end of 2009.

The total anticipated cost for the upgrade of the existing accounting systems and implementation of the new payroll system and human resources system is approximately $35 million, which includes IBM contracted system upgrade and implementation costs of $13.3 million, as well as licensing fees and other external costs.

The Company has two unfunded defined benefit plans, an unfunded post-retirement benefit plan and two unfunded deferred compensation plans that are described in Note 6 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. At October 31, 2007, the liability reflected on the Company’s consolidated balance sheet for these five plans totaled $20.6 million, with the amount expected to be paid over the next 20 years estimated at $30.2 million. With the exception of the deferred compensation plans, the liabilities for which are reflected on the Company’s consolidated balance sheet at the amount of compensation deferred plus accrued interest, the plan liabilities at that date assume future annual compensation increases of 3.50% (for those plans affected by compensation changes) and have been discounted at 6.0%, a rate based on Moody’s Investor Services Aa-rated long-term corporate bonds (i.e., 20 years). Because the deferred compensation plans’ liabilities reflect the actual obligations of the Company and the post-retirement benefit plan and two defined benefit plans have been frozen, variations in assumptions would be unlikely to have a material effect on the Company’s financial condition and operating performance. The Company expects to fund payments required under the plans from operating cash as payments are due to participants.

Not included in the unfunded employee benefit plans in the table above are union-sponsored multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions made for these plans were $37.1 million, $34.5 million and $34.4 million in 2007, 2006 and 2005, respectively.

The Company uses surety bonds, principally performance and payment bonds, to guarantee performance under various customer contracts in the normal course of business. These bonds typically remain in force for one to five years and may include optional renewal periods. At October 31, 2007, outstanding surety bonds totaled $62.8 million. The Company does not believe these bonds will be required to be drawn upon.

The Company self-insures certain insurable risks such as general liability, automobile, property damage and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles). Net of the estimated recoverable from the insurers, the estimated liability for claims incurred at October 31, 2007 and 2006 was $205.1 million and $195.2 million, respectively. The Company periodically evaluates its estimated claim costs and liabilities and accrues self-insurance reserves to its best estimate. The self-insurance claims paid in 2007, 2006 and 2005 were $56.3 million, $57.4 million and $55.2 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances.

The Company believes that the current cash and cash equivalents, cash generated from operations and the new Facility will be sufficient to meet the Company’s cash requirements for the long-term, except for cash required for significant acquisitions.

Environmental Matters

The Company’s operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of the Company’s operations, although historically they have not had a material adverse effect on the Company’s financial position, results of operations, or cash flows. In addition, from time to time, the Company is involved in environmental issues at certain of its locations or in connection with its operations. While it is difficult to predict the ultimate outcome of any of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

The Company is party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. Primarily, these agreements are standard indemnification arrangements in its ordinary course of business. Pursuant to these arrangements, the Company may agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties, generally its customers, in connection with any claims arising out of the services that the Company provides. The Company also incurs costs to defend lawsuits or settle claims related to these indemnification arrangements and in most cases these costs are included in its insurance program. The term of these indemnification arrangements is generally perpetual with respect to claims arising during the service period. Although the Company attempts to place limits on this indemnification reasonably related to the size of the contract, the maximum obligation may not be explicitly stated and, as a result, the maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable.

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

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on the financial statements of the Company. The Company attempts to recover increased costs by increasing sales prices to the extent permitted by contracts and competition.

Acquisitions

The operating results of businesses acquired during the periods presented have been included in the accompanying Consolidated Financial Statements from their respective dates of acquisition. Acquisitions made during the three years ended October 31, 2007 are discussed in Note 12 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” and contributed $107.7 million (3.8%) to 2007 Sales.

Subsequent to October 31, 2007, ABM acquired OneSource. The consideration was $365.0 million in cash. See Note 18, Subsequent Event, of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

Divestitures and Results from Discontinued Operations

On June 2, 2005, the Company sold substantially all of the operating assets of CommAir Mechanical Services, which represented the Company’s Mechanical segment, to Carrier Corporation (“Carrier”). The operating assets sold included customer contracts, accounts receivable, inventories, facility leases and other assets, as well as rights to the name “CommAir Mechanical Services.” The consideration was $32.0 million in cash, subject to certain adjustments, and Carrier’s assumption of trade payables and accrued liabilities. The Company realized a pre-tax gain of $21.4 million ($13.1 million after-tax) on the sale of these assets in 2005.

On July 31, 2005, the Company sold the remaining operating assets of Mechanical, consisting of its water treatment business, to San Joaquin Chemicals, Incorporated for $0.5 million, of which $0.25 million was paid in cash and $0.25 million in the form of a note, which was paid in October 2005. The operating assets sold included customer contracts and inventories. The Company realized a pre-tax gain of $0.3 million ($0.2 million after-tax) on the sale of these assets in 2005.

On August 15, 2003, the Company sold substantially all of the operating assets of Amtech Elevator Services, Inc., which represented the Company’s Elevator segment, to Otis Elevator Company. In June 2005, the Company settled litigation that arose from and was directly related to the operations of Elevator prior to its disposal. An estimated liability of $0.5 million for several Elevator commercial litigation matters was recorded on the date of disposal. The settlement was less than the estimated liability by $0.2 million, pre-tax. This difference was recorded as income from discontinued operations in 2005. In addition, a $0.9 million benefit was recorded in gain on sale of discontinued operations in 2005, which resulted from the correction of the overstatement of income taxes provided for the gain on sale of assets of Elevator.

Revenues and net income from discontinued operations for Mechanical and the Elevator adjustments in 2005 were $24.8 million and $0.2 million, respectively. Operating results for 2005 for the portion of Mechanical’s business sold to Carrier are for the period beginning November 1, 2004 through the date of sale, June 2, 2005. Operating results for 2005 for Mechanical’s water treatment business are for the period beginning November 1, 2004 through the date of sale, July 31, 2005.

Results of Operations

COMPARISON OF 2007 TO 2006

Years Ended
October 31,		% of		% of	Increase
($ in thousands)	2007	Sales	2006	Sales	(Decrease)

Revenues

Sales and other income	$2,842,811	100.0%	$2,712,668	100.0%	4.8%

Gain on insurance claim	—	—	80,000	—	—

	$2,842,811	—	$2,792,668	—	1.8%

Expenses

Operating expenses and cost of goods sold	2,540,142	89.4%	2,421,552	89.3%	4.9%

Selling, general and administrative	216,850	7.6%	207,116	7.6%	4.7%

Intangible amortization	5,565	0.2%	5,764	0.2%	(3.5)%

Interest	467	—	495	—	(5.7)%

	2,763,024	97.2%	2,634,927	97.1%	4.9%

Income before income taxes	79,787	2.8%	157,741	5.8%	(49.4)%

Income taxes	27,347	1.0%	64,536	2.4%	(57.6)%

Net Income	$52,440	1.8%	$93,205	3.4%	(43.7)%

Net Income.  Net income in 2007 decreased by $40.8 million, or 43.7%, to $52.4 million ($1.04 per diluted share) from $93.2 million ($1.88 per diluted share) in 2006 primarily due to the $80.0 million ($45.1 million after-tax and $0.91 per diluted share) recognized into income in the fourth quarter of 2006 for the settlement of insurance claims related to recovery of the Company’s loss of business profits from the destruction of the WTC complex. In addition, the benefit from the reduction of self-insurance reserves related to prior years’ claims was $12.3 million ($7.4 million after-tax) lower in 2007 compared to 2006 (amounting to $1.8 million in 2007 and $14.1 million in 2006), as further discussed below. At the same time, profits in all operating segments except Engineering and Lighting improved in 2007 from 2006, with Parking recording a $5.0 million ($3.0 million after tax) gain in connection with the termination of an airport parking garage lease in 2007. Results in 2007 also included a $2.4 million increase in income tax benefits compared to 2006 primarily due to tax law changes and the elimination of state tax liabilities for closed years.

Three major evaluations covering substantially all of the Company’s self-insurance reserves were completed during 2007 and showed net favorable developments in the California workers’ compensation and general liability claims that exceeded the adverse developments in the workers’ compensation claims outside of California resulting in an aggregate net benefit of $1.0 million, which was attributable to the years prior to 2007 and recorded in Corporate. Separate evaluations, updating other minor programs specific to Janitorial and Parking showed favorable developments in self-insurance reserves, resulting in aggregate benefits of $0.6 million and $0.2 million, which were attributable to reserves in years prior to 2007 and recorded in Janitorial and Parking, respectively. Two major evaluations covering substantially all of the Company’s self-insurance reserves completed during 2006 also showed favorable developments in the California workers’ compensation and general liability claims that exceeded the adverse developments in the workers’ compensation claims outside of California resulting in an aggregate benefit of $14.5 million, which was attributable to the years prior to 2006 and recorded in Corporate. Separate evaluations, updating other minor programs, showed adverse developments in self-insurance reserves, resulting in an expense of $0.4 million, which was attributable to reserves in years prior to 2006 and recorded in Parking.

Revenues.  Revenues in 2007 increased $50.1 million, or 1.8%, to $2,842.8 million from $2,792.7 million in 2006. Sales, which excludes the $80.0 million gain from the 2006 settlement of the WTC insurance claims, increased $130.1 million, or 4.8%, in 2007 compared to 2006, primarily due to new business and expansion of services or increases in the scope of work for existing customers. In addition, the acquisition of HealthCare Parking Systems of America (“HPSA”) contributed $18.1 million in Sales and Parking’s reimbursements for out-of-pocket expenses from managed parking lot clients were $14.9 million higher (which includes $2.7 million in Sales contributed by HPSA) in 2007 than in 2006. Parking Sales in 2007 also included the $5.0 million gain in connection with the lease termination.

Operating Expenses and Cost of Goods Sold.  As a percentage of Sales, gross profit (Sales minus operating expenses and cost of goods sold) was 10.6% in 2007 compared to 10.7% in 2006. The decrease in margin was primarily due to the $12.3 million lower benefit in 2007 compared to 2006 from the self-insurance reserve reduction related to prior years, partially offset by the $5.0 million gain in Parking in connection with the airport parking lease termination, lower insurance rates and elimination of unprofitable contracts.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for 2007 increased $9.7 million, or 4.7%, compared to 2006, primarily due to a $9.2 million increase in selling and administrative payroll and severance costs as a result of new hires, annual compensation increases, and increased bonuses, which included $1.4 million in such expenses associated with the move of the corporate headquarters to New York. The increase was also due to $4.0 million of share-based compensation expense recognized when target prices for ABM common stock were achieved, $1.5 million of expenses associated with the start up of the Shared Services Center and a $3.0 million increase in litigation expenses. In addition, the Company recorded $1.7 million in expenses related to upgrade of the Company’s existing accounting systems and the implementation of a new payroll system and human resources information system in 2007 compared to $0.7 million recorded in 2006. The impact of these increases in selling, general and administrative expenses was offset, in part, by the absence of a $3.3 million transition charge in 2006 related to the outsourcing of the Company’s information technology infrastructure and support services, the absence of $2.4 million of professional fees associated with the Audit Committee’s independent investigation of accounting at a subsidiary, Security Services of America (“SSA”) included in 2006, and a $2.4 million reduction in 2007 from 2006 in professional fees related to the Sarbanes-Oxley internal controls certification requirement.

Income Taxes.  The effective tax rates were 34.3% and 40.9% in 2007 and 2006, respectively. The overall effective state tax rate was higher in 2006 reflecting the impact of the high level of state income tax rates in the jurisdictions where the WTC settlement gain was subject to state income taxation. The Texas requirement to file a combined gross margin tax return in 2007 partly offset that impact. The Company also recorded a $0.9 million tax benefit in 2007 due mostly from the increase in the Company’s net deferred tax assets that resulted primarily from the state of New York requirement to file combined returns effective in 2008. This new regulatory requirement will result in an increase in the future effective state tax rate. An additional $0.9 million tax benefit was also recorded in 2007, mostly from the elimination of state tax liabilities for closed years. Income tax expense in 2007 had a further $0.6 million benefit primarily due to the inclusion of Work Opportunity Tax Credits attributable to 2006, but not recognizable in 2006 because the program had expired and was not extended until the first quarter of 2007. The Company recorded a tax benefit in 2006 of $1.1 million, mostly from the reversal of state tax liabilities for closed years. This was offset by $1.1 million in income tax expense primarily arising from the adjustment of the valuation allowance for state net operating loss carryforwards and the adjustment of the income tax liability accounts after filing the 2005 tax returns and amendments of prior returns.

Segment Information

Under the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. Most Corporate expenses are not allocated. Such expenses include the Company’s share-based compensation costs and adjustments to the Company’s self-insurance reserves relating to prior years, such as those made in 2006 and 2007. Until damages and costs are awarded or a matter is settled, the Company also accrues probable and estimable losses associated with pending litigation in Corporate.

	Years Ended October 31,		Better
($ in thousands)	2007	2006	(Worse)

Sales and other income:
Janitorial	$1,621,557	$1,563,756	3.7%
Parking	479,293	440,033	8.9%
Security	321,544	307,851	4.4%
Engineering	301,600	285,241	5.7%
Lighting	112,377	113,014	(0.6)%
Corporate	6,440	2,773	132.2%

	$2,842,811	$2,712,668	4.8%

Operating profit:
Janitorial	$87,471	$81,578	7.2%
Parking	20,819	13,658	52.4%
Security	4,755	4,329	9.8%
Engineering	15,600	16,736	(6.8)%
Lighting	1,352	1,375	(1.7)%
Corporate expense	(49,743)	(39,440)	(26.1)%

Operating profit	80,254	78,236	2.6%
Gain on insurance claim	—	80,000	—
Interest expense	(467)	(495)	5.7%

Income from continuing operations before income taxes	$79,787	$157,741	(49.4)%

Janitorial.  Janitorial Sales increased by $57.8 million, or 3.7%, during 2007 compared to 2006. All Janitorial regions, except Northern California, experienced Sales growth. This was due to new business, expansion of services to customers and price adjustments to pass through a portion of union cost increases. The decrease in Sales in Northern California was due to lost accounts.

Operating profit increased $5.9 million, or 7.2%, during 2007 compared to 2006. The increase was primarily attributable to operating profit from higher Sales, a $3.8 million reduction in insurance expense due to lower rates and a $0.6 million benefit from the reduction of insurance reserves related to prior years. These improvements were partially offset by a $1.3 million increase in legal expenses and higher union benefit costs. Operating profit improved in all regions except North Central, a region that had higher legal expense, labor costs and insurance expense.

Parking.  Parking Sales increased by $39.3 million, or 8.9%, during 2007 compared to 2006, primarily due to $18.1 million of Sales from HPSA, which was acquired on April 2, 2007, a $14.9 million increase in reimbursements for out-of-pocket expenses (which includes $2.7 million in Sales contributed by HPSA) from managed parking lot clients due to new contracts and growth of existing contracts and the $5.0 million gain in connection with the termination of the airport parking garage lease. Lease, allowance and management fee revenues also increased in 2007 compared to 2006. These increases were partially offset by Sales lost as a result of the termination of the airport parking garage lease. Operating profit increased $7.2 million, or 52.4%, during 2007 compared to 2006 primarily as a result of the $5.0 million lease termination gain, $0.9 additional profits from HPSA and operating profit from the increase in sales. In addition, Parking recorded a $0.2 million benefit due to a favorable development in self-insurance reserves in 2007 and a $0.4 million charge due to an adverse development in self-insurance reserves in 2006.

Security.  Security Sales increased $13.6 million, or 4.4%, during 2007 compared to 2006 primarily due to business from new customers and increased levels of service to existing customers. The elimination of unprofitable customer accounts partially offset the impact of the new business on Sales. Operating profits increased $0.4 million, or 9.8%, in 2007 compared to 2006 primarily due to additional profit from increased Sales and the elimination of unprofitable customer contracts. These increases were largely offset by a $1.7 million litigation loss provision in 2007. Security also recorded $1.2 million and $1.0 million benefit in 2007 and 2006, respectively, for the reduction in a reserve provided for the amount the Company overpaid Security Services of America LLC (“SSA LLC”), from which it purchased the operating assets of SSA. This matter was settled in 2007.

Engineering.  Engineering Sales increased $16.4 million, or 5.7%, in 2007 compared to 2006, which was mainly due to new business and the expansion of services to existing customers in the Eastern, Northern California, and Mid-Atlantic regions. These increases were slightly offset by the loss of business in the Southern California and Midwest regions. Operating profits decreased by $1.1 million, or 6.8%, in 2007 compared to 2006 primarily due to reduced profit margins on the new business compared to business replaced. In addition, Engineering experienced higher payroll expense associated with increased management staff necessary to support the future growth of the business.

Lighting.  Lighting Sales decreased $0.6 million, or 0.6%, during 2007 compared to 2006 primarily due to decreased time and materials and fixed contract fee Sales in the Southeast and Northeast regions. Operating profit decreased $0.02 million, or 1.7% in 2007 compared to 2006 primarily due to the decreased Sales and a $0.5 million write-down of inventory to lower of cost or net realizable value, partially offset by overall increased operational efficiencies and higher margin project work in the South Central and North California regions.

Corporate.  Corporate expense increased by $10.3 million, or 26.1%, in 2007 compared to 2006. Of the increase, $13.5 million was attributable to the difference between the reductions in self-insurance reserves in 2007 and 2006. In 2007, the Company recorded $4.0 million of share-based compensation expense from the acceleration of price vested options, a $4.4 million increase in payroll and severance costs, which included $1.4 million in expenses for bonuses, severance, and new hires associated with the move of the corporate headquarters to New York, $1.7 million in expenses related to upgrade of the Company’s existing accounting systems and the implementation of a new payroll system and human resources information system in 2007 compared to $0.7 million recorded in 2006, $1.5 million in expenses associated with the start up of the Shared Services Center, and a $0.9 million increase in share-based compensation expense not associated with accelerated stock options. Offsetting these increases in expenses in 2007 were a $3.5 million increase in interest income due to higher cash balances and interest rates, the absence of a $3.3 million transition charge in 2006 related to the outsourcing of the Company’s information technology infrastructure and support services, a $2.4 million reduction in professional fees related to the Sarbanes-Oxley internal controls certification requirement in 2007, the absence of $2.4 million of professional fees associated with the Audit Committee’s independent investigation of accounting at SSA included in 2006, and a $1.1 million decrease in legal expenses in 2007.

COMPARISON OF 2006 TO 2005 — CONTINUING OPERATIONS

Years Ended
October 31,		% of		% of	Increase
($ in thousands)	2006	Sales	2005	Sales	(Decrease)

Revenues
Sales and other income	$2,712,668	100.0%	$2,586,566	100.0%	4.9%
Gain on insurance claim	80,000	—	1,195	—	—

	$2,792,668	—	$2,587,761	—	7.9%

Expenses
Operating expenses and cost of goods sold	2,421,552	89.3%	2,312,687	89.4%	4.7%
Selling, general and administrative	207,116	7.6%	204,131	7.9%	1.5%
Intangible amortization	5,764	0.2%	5,673	0.2%	1.6%
Interest	495	—	884	—	(44.0)%

	2,634,927	97.1%	2,523,375	97.6%	4.4%

Income from continuing operations before income taxes	157,741	5.8%	64,386	2.5%	145.0%
Income taxes	64,536	2.4%	20,832	0.8%	209.8%

Income from continuing operations	$93,205	3.4%	$43,554	1.7%	114.0%

Income from continuing operations.  Income from continuing operations in 2006 increased 114.0% to $93.2 million ($1.88 per diluted share) from $43.6 million (0.86 per diluted share) in 2005. The increase was primarily due to the $80.0 million ($45.1 million, after-tax) recognized into income in the fourth quarter of 2006 for the settlement of the WTC insurance claims. All operating segments, except Lighting, showed improvement in operating income. In addition, in 2006 the Company recognized a benefit that was $5.9 million ($3.6 million after-tax) higher than 2005 from the reduction of the Company’s self insurance reserves ($14.1 million benefit in 2006 and $8.2 million in 2005) related to prior years’ insurance claims as further described below. These improvements were partially offset by a $3.3 million ($2.0 million after-tax) charge related to outsourcing the management of the Company’s information technology infrastructure and support services in October 2006, $3.2 million ($2.6 million after-tax) of share-based compensation costs as a result of the adoption of SFAS No. 123R effective November 1, 2005, and $2.4 million ($1.5 million after-tax) of professional fees associated with the Audit Committee’s independent investigation of prior year accounting at SSA. Income from continuing operations in 2005 included $12.8 million ($7.8 million, after-tax) of losses from three major lawsuits, and a $3.4 million ($2.1 million after-tax) charge for a reserve provided for the amount the

Company believed it overpaid SSA LLC, which reserve was reduced by $1.0 million ($0.6 million after-tax) in 2006. Also included in 2005 was a $4.3 million ($2.6 million after-tax) gain on sale of a leasehold interest of an off-airport parking facility by Parking, a $2.7 million income tax benefit resulting from a state tax audit settlement and a $1.2 million ($0.7 million after-tax) gain on a WTC indemnity payment.

In 2006, two major evaluations of the Company’s insurance reserves were completed showing favorable developments in insurance reserves in years prior to 2006 and resulting in a net benefit of $14.1 million. A major evaluation was completed in 2005 covering substantially all of the Company’s general liability and workers’ compensation reserves showed favorable developments in the Company’s California workers’ compensation and general and auto liability claims exceeding the adverse developments in the Company’s workers’ compensation claims outside of California resulting in a net benefit of $5.5 million, which was attributable to reserves in years prior to 2005 and recorded in Corporate. Separate evaluations in 2005, updating other minor programs specific to Janitorial and Parking, showed favorable developments in self-insurance reserves, resulting in aggregate net benefits of $1.3 million and $1.4 million, which were mostly attributable to reserves in years prior to 2005 and recorded in Janitorial and Parking, respectively.

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

Operating Expenses and Cost of Goods Sold.  As a percentage of Sales, gross profit was 10.7% in 2006 compared to 10.6% in 2005. The improvement in the margin was due to lower insurance expense and slightly higher margin contributions from Janitorial in 2006 compared to 2005, partially offset by the $32.0 million in additional reimbursements in 2006 compared to 2005 for out-of-pocket expenses from managed parking lot clients for which Parking had no margin benefit.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $207.1 million in 2006, compared to $204.1 million in 2005. The increase was primarily due to a $3.3 million transition charge related to outsourcing the management of Company’s information technology infrastructure and support services, $3.2 million of share-based compensation costs, a $2.6 million increase in payroll and payroll related costs due to annual salary increases and additional staff, $2.4 million of professional fees associated with the Audit Committee’s independent investigation of prior year accounting at SSA, and additional expenses from acquisitions made in 2005 and 2006. These increases were partially offset by a $2.6 million reduction in documentation and testing costs associated with the Sarbanes-Oxley certification effort in 2006 compared to the same period of 2005. In 2005, the Company recorded $12.8 million of pre-tax losses from three major lawsuits, and the $3.4 million charge for a reserve provided for the amount the Company believed it overpaid SSA LLC. The $3.4 million reserve was reduced by $1.0 million in 2006.

Interest Expense.  Interest expense, which includes loan amortization and commitment fees for the revolving credit facility, was 44.0% lower in 2006 compared to 2005 because the amortization of the initiation costs of the line of credit entered into in May 2005, which are being amortized over its term of five years, was lower than the amortization of the initiation costs incurred for the line of credit it replaced, which had a three-year term.

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

Segment Information

Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering, and Lighting are reportable segments. The 2005 operating results of the former Mechanical segment are reported separately under discontinued operations and are excluded from the table below. (See Divestitures and Results from Discontinued Operations.) Most Corporate expenses are not allocated. Such expenses include the Company’s share-based compensation costs and adjustments to the Company’s self-insurance reserves relating to prior years such as those made in 2006. Until damages and costs are awarded or a matter is settled, the Company also accrues probable and estimable losses associated with pending litigation in Corporate.

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

Parking.  Parking Sales increased by $30.1 million, or 7.4%, while operating profit increased $3.1 million, or 29.7%, in 2006 compared to 2005. The increase in Sales was primarily due to a $32.0 million increase in reimbursements for out-of-pocket expenses from managed parking lot clients, new contracts and higher fees received from managed parking lots. These improvements were partially offset by a reduction in lease revenue principally due to the October 2005 sale of a leasehold interest in an off-airport facility that had contributed $6.5 million in Sales in 2005. The increase in operating profit was principally due to the absence of $6.9 million of litigation losses and the partially offsetting $4.3 million gain from the sale of the leasehold interest of the off-airport parking facility, and $1.4 million benefit from the reduction of insurance reserves, all of which impacted 2005. In addition, insurance expense was lower in 2006 compared to 2005, although it included a $0.4 million charge for adverse developments pertaining to prior years. A new revenue control and reporting system increased 2006 operating expenses.

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

Corporate.  Corporate recognized $80.0 million in revenues in 2006 for the settlement of WTC insurance claims. Corporate expenses in 2006 increased by $4.1 million, or 11.7%, compared to 2005 mainly due to the $3.3 million transition charge related to outsourcing the management of the Company’s information technology infrastructure and support services, $3.2 million of share-based compensation costs, $2.4 million of professional fees associated with the Audit Committee’s independent investigation of prior year accounting at SSA, annual salary increases, costs of additional staffing and higher legal expenses. These increases were partially offset by $9.0 million of additional reductions in insurance reserves recorded in Corporate in 2006 ($14.5 million) than in 2005 ($5.5 million). While virtually all insurance claims arise from the operating segments, these prior year reductions were included in unallocated Corporate expenses. In addition, documentation and testing costs associated with the Sarbanes-Oxley certification effort were $2.6 million lower in 2006 than in 2005.

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

The total compensation costs related to the 2006 Equity Incentive Plan (the “2006 Equity Plan”) options recognized during the years ended October 31, 2007 and 2006, were $0.2 million and $10,173, respectively. As of October 31, 2007, there was $0.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to the 2006 Equity Plan unvested options which is expected to be recognized over a weighted-average vesting period of 1.7 years on a straight-line basis.

The total compensation costs related to the 2006 Equity Plan restricted stock units recognized during the years ended October 31, 2007 and 2006, were $1.3 million and $73,381, respectively. As of October 31, 2007, there was $4.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to restricted stock units which is expected to be recognized over a weighted-average vesting period of 1.6 years on a straight-line basis.

The total compensation costs related to the 2006 Equity Plan performance shares recognized during the years ended October 31, 2007 and 2006, were $1.2 million and $84,590, respectively. As of October 31, 2007, there was $1.7 million of total unrecognized compensation cost (net of estimated forfeitures) related to performance shares which is expected to be recognized over a weighted-average vesting period of 0.8 years on a straight-line basis.

The total compensation costs related to the “Time-Vested” Incentive Stock Option Plan (the “Time-Vested Plan”) options recognized during the years ended October 31, 2007 and 2006, were $0.9 million and $1.4 million, respectively. As of October 31, 2007, there was $1.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to the Time-Vested Plan unvested options which is expected to be recognized over a weighted-average vesting period of 1.4 years.

The total compensation costs related to the 1996 and 2002 “Price-Vested” Performance Stock Option Plans (the “Price-Vested Plans”) options recognized during the years ended October 31, 2007 and 2006, were $4.5 million and $0.7 million, respectively. As of October 31, 2007, there was $0.9 million of total unrecognized compensation cost (net of estimated forfeitures) related to the Price-Vested Plans unvested options which is expected to be recognized over a weighted-average vesting period of 1.6 years.

The total compensation costs related to the Executive Stock Option Plan (also known as the “Age-Vested” Career Stock Option Plan) (the “Age-Vested Plan”) options recognized during both years ended October 31, 2007 and 2006, were $0.1 million. As of October 31, 2007, there was $0.6 million of total unrecognized compensation cost (net of estimated forfeitures) related to the Age-Vested Plan unvested options which is expected to be recognized over a weighted-average vesting period of 4.6 years.

The total compensation cost related to the ESPP recognized during the year ended October 31, 2006, was $0.8 million. Because of changes to the ESPP beginning in the third quarter of 2006, the value of the awards is no longer treated as share-based compensation and no share-based compensation expense was recognized under the ESPP after May 1, 2006.

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company uses an outside expert to determine the assumptions used in the option valuation model. The Company estimates forfeiture rates based on historical data and adjusts the rates periodically. The adjustment of the forfeiture rate may result in a cumulative adjustment in any period the forfeiture rate estimate is changed. In 2007, the Company recorded an adjustment to the forfeiture rate, resulting in a cumulative benefit adjustment of $33,124.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The implementation of SAB No. 108, which became effective beginning in the first quarter of 2007, did not have any impact on the Company’s evaluation.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. The recognition provisions of SFAS No. 158 became effective at

October 31, 2007 and resulted in a $0.2 million after-tax net unrecognized loss recorded in accumulated other comprehensive income at October 31, 2007 as a result of the evaluation at September 30, 2007. See Note 6 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.” The measurement date provisions will be effective as of October 31, 2009.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 will be adopted by the Company at the beginning of its fiscal year ending October 31, 2008, as required. The cumulative effect of FIN 48 will be reflected as an adjustment to beginning retained earnings upon adoption. While the Company is still assessing the impact of FIN 48 on its consolidated financial statements, it currently estimates the cumulative effect of the adoption of FIN 48 to be an immaterial amount.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 was issued to permit entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and includes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. If the Company chooses to adopt SFAS No. 159, the Company does not anticipate that SFAS No. 159 will have a material impact on the Company’s consolidated financial position, results of operations or disclosures in the Company’s financial statements. If adopted, SFAS No. 159 would be effective beginning in 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The purpose of issuing the statement is to replace current guidance in SFAS No. 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The Company does anticipate that the adoption of SFAS No. 141R will have an impact on the way in which business combinations will be accounted for compared to current practice. SFAS No. 141R will be effective for any business combinations that occur after November 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 will be effective at the beginning of the Company’s fiscal year ending October 31, 2010. The Company is currently evaluating the impact that SFAS No. 160 will have on its financial statements and disclosures.

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

Deferred Income Tax Asset and Valuation Allowance.  Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If the enacted rates in future years differ from the rates expected to apply, an adjustment of the net deferred tax assets will be required. Additionally, if management determines it is more likely than not that a portion of the net deferred tax asset will not be realized, a valuation allowance is recorded. At October 31, 2007, the net deferred tax asset was $83.7 million, net of a $1.7 million valuation allowance related to state net operating loss carryforwards. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable.

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

Goodwill.  In accordance with SFAS No. 142, “Goodwill and Other Intangibles” (“SFAS No. 142”), goodwill is not amortized. The Company performs goodwill impairment tests on at least an annual basis, in the fourth quarter, using the two-step process prescribed in SFAS No. 142. The first step is to evaluate for potential impairment by comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. Throughout the year, the Company monitors goodwill impairment by assessing projections of future performance for each segment and considers the effect of significant events that may impair goodwill. As of October 31, 2007, there was no indication that the Company’s goodwill carrying value was impaired.

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

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Included within its investment portfolio at October 31, 2007 were $25.0 million of auction rate securities that had long-term ratings in the highest classification by recognized rating agencies. These investments failed to trade at recent auctions due to insufficient bids from buyers. As such, the outstanding auction rate securities were subsequently reset at the default rate of LIBOR plus 125 or 350 basis points. While the Company now earns a premium interest rate, the investments cannot be quickly converted into cash and were considered illiquid as of October 31, 2007. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to adjust the carrying value of these investments through an impairment charge. At October 31, 2007, the fair value of these instruments was estimated at par value by standard pricing models.

Based on the Company’s ability to access its cash and other short-term investments, its expected operating cash flows, and its other sources of cash, the Company does not anticipate the lack of liquidity of these investments will affect the Company’s ability to operate its businesses in the ordinary course.

With respect to the Company’s $136.2 million in cash and cash equivalents at October 31, 2007, market rate risk associated with changing interest rates in the United States was not material.

Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At October 31, 2007, the Company had no outstanding long-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ABM Industries Incorporated:

We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of the Notes to the Consolidated Financial Statements, effective October 31, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) and effective November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ABM Industries Incorporated’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 21, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting

/s/  KPMG LLP
KPMG LLP

San Francisco, California
December 21, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ABM Industries Incorporated:

We have audited ABM Industries Incorporated’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ABM Industries Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ABM Industries Incorporated maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2007, and our report dated December 21, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
KPMG LLP

San Francisco, California
December 21, 2007

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

October 31,	2007	2006
(In thousands, except share data)

Assets
Cash and cash equivalents	$136,192	$134,001
Trade accounts receivable (less allowances of $6,891 and $8,041)	370,493	383,977
Inventories	20,350	22,783
Deferred income taxes	39,827	43,945
Prepaid expenses and other current assets	68,577	47,035
Insurance recoverables	4,420	4,206
Prepaid income taxes	3,031	—

Total current assets	642,890	635,947
Investments and long-term receivables	11,479	14,097
Investments in auction rate securities	25,000	—
Property, plant and equipment (less accumulated depreciation of $92,437 and $86,837)	38,945	32,185
Goodwill (less accumulated amortization of $67,557)	252,179	247,888
Other intangibles (less accumulated amortization of $20,836 and $15,550)	24,573	23,881
Deferred income taxes	43,899	42,120
Insurance recoverables	51,480	48,982
Other assets	30,228	24,362

Total assets	$1,120,673	$1,069,462

Liabilities
Trade accounts payable	$69,781	$66,336
Income taxes payable	1,560	36,712
Accrued liabilities:
Compensation	84,124	78,673
Taxes — other than income	19,181	20,587
Insurance claims	63,427	70,570
Other	51,671	50,613

Total current liabilities	289,744	323,491
Retirement plans and other non-current liabilities	27,555	26,917
Insurance claims	197,616	177,807

Total liabilities	514,915	528,215

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 57,047,837 and 55,663,472 shares issued at October 31, 2007 and 2006, respectively	571	557
Additional paid-in capital	261,182	225,796
Accumulated other comprehensive income	880	149
Retained earnings	465,463	437,083
Cost of treasury stock (7,028,500 shares at October 31, 2007 and October 31, 2006)	(122,338)	(122,338)

Total stockholders’ equity	605,758	541,247

Total liabilities and stockholders’ equity	$1,120,673	$1,069,462

     The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years ended October 31,	2007	2006	2005
(In thousands, except per share data)

Revenues
Sales and other income	$2,842,811	$2,712,668	$2,586,566
Gain on insurance claim	—	80,000	1,195

	2,842,811	2,792,668	2,587,761

Expenses
Operating expenses and cost of goods sold	2,540,142	2,421,552	2,312,687
Selling, general and administrative	216,850	207,116	204,131
Intangible amortization	5,565	5,764	5,673
Interest	467	495	884

	2,763,024	2,634,927	2,523,375

Income from continuing operations before income taxes	79,787	157,741	64,386
Income taxes	27,347	64,536	20,832

Income from continuing operations	52,440	93,205	43,554
Income from discontinued operations, net of income taxes	—	—	166
Gain on sale of discontinued operations, net of income taxes	—	—	14,221

Net income	$52,440	$93,205	$57,941

Net income per common share — Basic
Income from continuing operations	$1.06	$1.90	$0.88
Income from discontinued operations	—	—	—
Gain on sale of discontinued operations	—	—	0.29

	$1.06	$1.90	$1.17

Net income per common share — Diluted
Income from continuing operations	$1.04	$1.88	$0.86
Income from discontinued operations	—	—	—
Gain on sale of discontinued operations	—	—	0.29

	$1.04	$1.88	$1.15

Average common and common equivalent shares
Basic	49,496	49,054	49,332
Diluted	50,629	49,678	50,367
Dividends declared per common share	$0.48	$0.44	$0.42

     The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
(In thousands)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance October 31, 2004	52,707	$527	(4,000)	$(65,059)	$178,543	$(108)	$328,258	$442,161
Comprehensive income:
Net income	—	—	—	—	—	—	57,941	57,941
Foreign currency translation	—	—	—	—	—	40	—	40

Comprehensive income	—	—	—	—	—	—	—	57,981
Dividends:
Common stock	—	—	—	—	—	—	(20,744)	(20,744)
Tax benefit from exercise of stock options	—	—	—	—	3,203	—	—	3,203
Stock purchases	—	—	(1,600)	(31,318)	—	—	—	(31,318)
Stock issued under employees’ stock purchase and option plans and for acquisition	1,944	20	—	—	24,623	—	—	24,643

Balance October 31, 2005	54,651	$547	(5,600)	$(96,377)	$206,369	$(68)	$365,455	$475,926
Comprehensive income:
Net income	—	—	—	—	—	—	93,205	93,205
Foreign currency translation	—	—	—	—	—	217	—	217

Comprehensive income	—	—	—	—	—	—	—	93,422
Dividends:
Common stock	—	—	—	—	—	—	(21,577)	(21,577)
Tax benefit from exercise of stock options	—	—	—	—	3,055	—	—	3,055
Stock purchases	—	—	(1,428)	(25,961)	—	—	—	(25,961)
Stock issued under employees’ stock purchase and option plans	1,012	10	—	—	13,128	—	—	13,138
Share-based compensation expense	—	—	—	—	3,244	—	—	3,244

Balance October 31, 2006	55,663	$557	(7,028)	$(122,338)	$225,796	$149	$437,083	$541,247
Comprehensive income:
Net income	—	—	—	—	—	—	52,440	52,440
Foreign currency translation	—	—	—	—	—	520	—	520

Comprehensive income	—	—	—	—	—	—	—	52,960
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	211	—	211
Dividends:
Common stock	—	—	—	—	—	—	(23,805)	(23,805)
Tax benefit from exercise of stock options	—	—	—	—	4,046	—	—	4,046
Stock issued under employees’ stock purchase and option plans and for acquisition	1,385	14	—	—	23,181	—	(255)	22,940
Share-based compensation expense	—	—	—	—	8,159	—	—	8,159

Balance October 31, 2007	57,048	$571	(7,028)	$(122,338)	$261,182	$880	$465,463	$605,758

The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended October 31,	2007	2006	2005
(In thousands)

Cash flows from operating activities:
Net income	$52,440	$93,205	$57,941
Less income from discontinued operations	—	—	(14,387)

Income from continuing operations	52,440	93,205	43,554
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	18,752	20,745	19,591
Share-based compensation expense	8,159	3,244	—
Provision for bad debts	1,051	341	1,112
Gain on sale of assets	(676)	(829)	(419)
Decrease (increase) in trade accounts receivable	12,433	(38,922)	(31,844)
Decrease (increase) in inventories	2,416	(1,503)	(726)
Decrease (increase) in deferred income taxes	2,339	7,156	(4,465)
(Increase) decrease in insurance recoverables	(2,712)	920	(2,896)
Increase in prepaid expenses and other current assets	(20,958)	(2,255)	(5,888)
Increase in other assets and long-term receivables	(3,349)	(4,982)	(2,132)
(Decrease) increase in income taxes	(38,183)	41,154	(11,304)
Increase (decrease) in retirement plans and other non-current liabilities	638	1,321	(62)
Increase (decrease) in insurance claims	12,666	(4,300)	13,526
Increase in trade accounts payable and other accrued liabilities	9,279	15,072	26,752

Total adjustments to income from continuing operations	1,855	37,162	1,245

Net cash flows from continuing operating activities	54,295	130,367	44,799
Net operational cash flows from discontinued operations	—	—	(7,348)

Net cash provided by operating activities	54,295	130,367	37,451

Cash flows from investing activities:
Additions to property, plant and equipment	(22,046)	(14,065)	(17,738)
Proceeds from sale of assets	2,563	2,253	1,775
Purchase of businesses	(10,311)	(10,002)	(26,884)
Proceeds from sale of business	—	—	32,250
Investment in auction rate securities*	(534,750)	(297,050)	(421,650)
Proceeds from sale of auction rate securities*	509,750	297,050	451,225
Other	—	—	(2,505)

Net cash (used in) provided by investing activities	(54,794)	(21,814)	16,473

Cash flows from financing activities:
Common stock issued	26,495	16,193	21,137
Common stock purchased	—	(25,961)	(31,318)
Dividends paid	(23,805)	(21,577)	(20,744)

Net cash provided by (used in) financing activities	2,690	(31,345)	(30,925)

Net increase in cash and cash equivalents	2,191	77,208	22,999
Cash and cash equivalents beginning of year*	134,001	56,793	33,794

Cash and cash equivalents end of year	$136,192	$134,001	$56,793

Supplemental data:
Cash paid for income taxes	$59,005	$13,166	$43,901
Tax benefit from exercise of options	$4,046	$3,055	$3,203
Cash received from exercise of options	$22,449	$13,138	$21,137
Non-cash investing activities:
Common stock issued for business acquired	$491	$—	$3,506

*See Long-term Investments in Note 1 to the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ABM Industries Incorporated (ABM) is a leading facility services contractor in the United States. With annual revenues in excess of $2.8 billion and approximately 77,000 employees at October 31, 2007, ABM and its subsidiaries (the Company) provide janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and in British Columbia, Canada.

Principles of Consolidation. The consolidated financial statements include the accounts of ABM and its subsidiaries. All material intercompany transactions and balances have been eliminated.

Use of Estimates. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for doubtful accounts, sales allowance, valuation allowance for the net deferred income tax asset, estimate of useful lives of intangible assets, impairment of goodwill and other intangibles, and contingencies and litigation liabilities. The Company bases its estimates on historical experience, independent valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation and amortization. At the time property, plant and equipment are retired or otherwise disposed, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income. Maintenance and repairs are charged against income as incurred.

Depreciation and amortization are calculated using the straight-line method. Useful lives used in computing depreciation for transportation equipment average 3 to 5 years and for machinery and other equipment average 2 to 20 years. Buildings are depreciated over periods of

20 to 40 years. Leasehold improvements are amortized over the shorter of their useful lives and remaining terms of the respective leases, including renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.

Costs associated with internal-use software are recorded in accordance with Statement of Position No. 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software costs are amortized on a straight-line basis over the estimated useful life.

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

Income Taxes. Income tax expense is based on results of operations before income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If the enacted rates in future years differ from the rates expected to apply, an adjustment of the net deferred tax assets will be required. Additionally, if management determines it is more likely than not that a portion of the net deferred tax asset will not be realized, a valuation allowance is recorded. At October 31, 2007, the net deferred tax asset was $83.7 million, net of a $1.7 million valuation allowance related to state net operating loss carryforwards. Should future income be less than anticipated, the net deferred tax asset may not be fully recoverable. (See Note 11.)

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

The Parking Division has two types of arrangements: managed lot and leased lot. Under the managed lot arrangements, the Company manages the parking lot for the owner in exchange for a management fee, which could be a fixed fee, a performance-based fee such as a percentage of gross or net revenues, or a combination of both. The revenue and expenses are passed through by the Company to the owner under the terms and conditions of the management contract. The management fee revenue is recognized when services are performed. The Company also reports both revenue and expenses, recognized in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking sales related solely to the reimbursement of expenses totaled $278.3 million, $263.4 million and $231.5 million for years ended October 31, 2007, 2006 and 2005, respectively. Under leased lot arrangements, the Company leases the parking lot from the owner and is responsible for all expenses incurred, retains all revenues from monthly and transient parkers and pays rent to the owner per the terms and conditions of the lease. Revenues from monthly and transient parkers are recognized when cash is received.

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

In accordance with EITF Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, the Company continues to report revenues net of sales and use tax imposed on the related transaction.

In accordance with EITF Issue No. 01-10: “Accounting for the Impact of the Terrorist Attacks of September 11, 2001.” Insurance recoveries of losses and costs incurred as a result of the terrorist attacks of September 11, 2001 are classified in a manner consistent with the related losses, within income from continuing operations. Such recoveries are recognized when realization of the claim for recovery of a loss is deemed probable.

Net Income per Common Share.  The Company has reported its earnings in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Stock options and restricted stock account for the differences between basic average common shares outstanding and diluted average common shares outstanding. Performance shares currently do not have an effect on the diluted average common shares outstanding. The calculation of net income per common share is as follows:

Years ended October 31	2007	2006	2005
(in thousands, except per share data)

Net income available to common stockholders	$52,440	$93,205	$57,941

Average common shares outstanding — Basic	49,496	49,054	49,332
Effect of dilutive securities:
Stock options	1,047	624	1,035
Restricted stock units	86	—	—

Average common shares outstanding — Diluted	50,629	49,678	50,367

Net income per common share — Basic	$1.06	$1.90	$1.17
Net income per common share — Diluted	$1.04	$1.88	$1.15

The diluted net income per common share excludes the anti-dilutive effects of options to purchase the average number of common shares of 340,752, 2,110,729 and 350,823 for the years ended October 31, 2007, 2006, and 2005, respectively. In addition, average restricted stock units (RSUs) of 27,636 and 58,088 were excluded from the computation in 2007 and 2006, respectively, as they had an anti-dilutive effect. No RSUs were outstanding in 2005.

Share-Based Compensation.  Effective November 1, 2005, the Company began recording compensation expense associated with share-based payment awards in accordance with SFAS No. 123R, “Share-Based Payment,” as interpreted by SAB No. 107. Prior to November 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based payment awards recognized in 2006 included: (1) amortization related to the remaining unvested portion of all stock option awards granted for the fiscal years beginning November 1, 1995 and ending October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and (2) amortization related to all share-based payment awards granted November 1, 2005 or after, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The compensation cost is included in selling, general and administrative expenses.

Cash and Cash Equivalents.  The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Long-term Investments.  At October 31, 2007, the Company had $25 million of auction rate securities that had long-term ratings in the highest classifications by recognized rating agencies and contractual maturities between 20 to 50 years. These investments failed to trade at recent auctions due to insufficient bids from buyers. As such, the outstanding auction rate securities were subsequently reset at the default rate of the London Interbank Offered Rate (LIBOR) plus 125 to 350 basis points. While the Company now earns a premium interest rate, the investments cannot be quickly converted to cash and were considered illiquid as of October 31, 2007. As a result, they were classified as long-term on the balance sheet and reported in the cash flow statement on a gross basis as total investments in and proceeds from the sale of auction rate securities.

The 2006 and 2005 cash flow statements were also adjusted to conform to the 2007 presentation. In connection with the adjustments made to conform the 2007 presentation, it was determined that $29.6 million of auction rate securities held at October 31, 2004 and sold during 2005 were previously reflected in cash and cash equivalents beginning of year in the Consolidated Statement of Cash Flows for the year ended October 31, 2005. This resulted in an overstatement of net cash used in investing activities with an equal overstatement of the beginning of year cash and cash equivalents, but had no effect on net cash provided by operating activities. To correct this presentation, the Consolidated Statement of Cash Flows for the year ended October 31, 2005, herein, reflects an increase of $29.6 million in proceeds from sale of auction rate securities and a reduction of $29.6 million in cash and cash equivalents at the beginning of year. These adjustments are not considered to be material. The Company did not have investments in auction rate securities at October 31, 2006 and 2005.

Auction rate securities are classified as securities “available for sale” under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such securities are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. A decline in the market value of a security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

The fair value of these instruments was estimated at par value at October 31, 2007 by standard pricing models. At this time, there is no evidence to suggest that these investments are other-than temporarily impaired at October 31, 2007.

Comprehensive Income.  Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist of unrealized foreign currency translation gains and losses.

Related Party Transactions.  The Company has a receivable due from certain members of Security Services of America, LLC (SSA LLC). SSA LLC is the seller of contract security guard assets and operations that were acquired by the Company in 2004. The receivable arose from overpayments in connection with subcontracting the services of licensed security officers from SSA LLC while certain state operating licenses were being obtained by the Company. Current employees of the Company indirectly own approximately 16% of the equity in SSA LLC. In 2007, a settlement was reached with SSA LLC for $2.2 million. Of this amount, $1.6 million was paid and $0.6 million remained outstanding at October 31, 2007 from current and former employees of a subsidiary, Security Services of America (SSA), payable in four equal installments over the next 4 fiscal years.

In connection with the sale of substantially all of the assets of CommAir Mechanical Services on June 2, 2005, ABM entered into an Interim Services Agreement with Carrier Corporation (Carrier) to provide risk management, information technology, human resources, operational and financial services to Carrier to aid in the transition of the business, and entered into subleases by which Carrier subleased various facilities. All of the subleases had terminated as of December 2, 2005 and all of the interim services had terminated as of December 31, 2005. The total consideration recorded by ABM from the Interim Service Agreement and subleases were $0.3 million and $0.5 million for 2006 and 2005, respectively.

Accounting Standards Adopted.  In June 2006, the Financial Accounting Standards Board (FASB) issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 requires companies to disclose the presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer (e.g., sales and use tax) as either gross or net in the accounting policies included in the notes to the financial statements. EITF 06-3 became effective beginning in the second quarter of 2007. The Company continues to report revenues net of sales and use tax imposed on the related transaction.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). The guidance in SAB No. 108 requires companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The implementation of SAB No. 108, which became effective beginning in the first quarter of 2007, did not have any impact on the Company’s evaluation.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. The recognition provisions of SFAS No. 158 became effective at October 31, 2007 and resulted in a $0.2 million after-tax net unrecognized loss recorded in accumulated other comprehensive income at October 31, 2007 as a result of an evaluation at September 30, 2007. See Note 6. The measurement date provisions will be effective as of October 31, 2009.

Recent Accounting Pronouncements.  In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 will be adopted by the Company at the beginning of its fiscal year ending October 31, 2008, as required. The cumulative effect of the interpretation will be reflected as an adjustment to beginning retained earnings upon adoption. While the Company is still assessing the impact of FIN 48 on its consolidated financial statements, it currently estimates the cumulative effect of the adoption of FIN 48 to be an immaterial amount.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 was issued to permit entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and includes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company does not anticipate that SFAS No. 159 will have an impact on the Company’s consolidated financial position, results of operations or disclosures in the Company’s financial statements. SFAS No. 159 will be effective beginning in 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). The purpose of issuing the statement is to replace current guidance in SFAS No. 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The Company does anticipate that the adoption of SFAS No. 141R will have an impact on the way in which business combinations will be accounted for compared to current practice. SFAS No. 141R will be effective for any business combinations that occur after November 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial

Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 will be effective at the beginning of the Company’s fiscal year ending October 31, 2010. The Company is currently evaluating the impact that SFAS No. 160 will have on its financial statements and disclosures.

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

Three major evaluations covering substantially all of the Company’s self-insurance reserves were completed during 2007 and showed net favorable developments in the California workers’ compensation and general liability claims that exceeded the adverse developments in the workers’ compensation claims outside of California resulting in an aggregate net benefit of $1.0 million, which was attributable to the years prior to 2007 and recorded in Corporate. Separate evaluations, updating other minor programs specific to Janitorial and Parking, showed favorable developments in self-insurance reserves, resulting in aggregate benefits of $0.6 million and $0.2 million, which were attributable to reserves in years prior to 2007 and recorded in Janitorial and Parking, respectively.

Two major evaluations covering substantially all of the Company’s self-insurance reserves completed during 2006 also showed favorable developments in the California workers’ compensation and general liability claims that exceeded the adverse developments in the workers’ compensation claims outside of California resulting in an aggregate benefit of $14.5 million, which was attributable to the years prior to 2006 and recorded in Corporate. Separate evaluations, updating other minor programs showed adverse developments in self-insurance reserves, resulting in an expense of $0.4 million, which was attributable to reserves in years prior to 2006 and recorded in Parking.

A major evaluation, completed in the third quarter of 2005, covering substantially all of the Company’s self-insurance reserves also showed favorable developments in the Company’s California workers’ compensation and general liability claims that exceeded the adverse developments in the workers’ compensation claims outside of California resulting in a net benefit of $5.5 million, which was attributable to reserves in years prior to 2005 and recorded in Corporate. Separate evaluations, updating other minor programs, showed favorable developments in self-insurance reserves, resulting in aggregate net benefits of $1.3 million and $1.4 million, which were mostly attributable to reserves in years prior to 2005 and recorded in Janitorial and Parking, respectively.

On the October 31, 2007 balance sheet, the Company reported its self-insurance liabilities to include the liabilities in excess of the self-insurance retention limits and recorded the corresponding receivables from excess insurance for the amounts to be recovered from the insurance provider. The Company recorded $4.2 million and $49.0 million in current and non-current insurance recoverables, respectively, and $4.2 million and $49.0 million in current and non-current insurance claims liabilities, respectively, on the October 31, 2006 balance sheet. Such adjustments were not considered material. The total estimated liability for claims incurred at October 31, 2007 and 2006 was $261.0 million and $248.4 million, respectively.

The Company also uses these evaluations to develop insurance rates for each operation, which are expressed per $100 of exposure (labor and revenue). These rates become a factor in pricing by the regions/segments and in determining the operating profits of each segment.

In connection with certain self-insurance programs, the Company had standby letters of credit at October 31, 2007 and 2006 supporting estimated unpaid liabilities in the amounts of $102.3 million and $93.5 million, respectively.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at October 31, 2007 and 2006 consisted of the following:

(in thousands)	2007	2006

Land	$736	$727
Buildings	3,322	3,404
Transportation equipment	14,473	14,659
Machinery and other equipment	86,923	82,405
Leasehold improvements	15,700	17,827
Software in development	10,228	—

	131,382	119,022
Less accumulated depreciation and amortization	92,437	86,837

Total	$38,945	$32,185

Depreciation and amortization expense on property, plant and equipment in 2007, 2006 and 2005 was $13.2 million, $15.0 million and $13.9 million, respectively.

4.	GOODWILL AND OTHER INTANGIBLES

Goodwill:  The changes in the carrying amount of goodwill for the years ended October 31, 2007 and 2006 were as follows (acquisitions are discussed in Note 12):

	Balance	Goodwill Related to		Balance
	as of	Initial	Contingent	as of
	October 31,	Payments for	Amounts	October 31,
(in thousands)	2006	Acquisitions	and Other	2007

Janitorial	$153,890	$—	$2,835	$156,725
Parking	30,180	963	—	31,143
Security	43,642	—	493	44,135
Engineering	2,174	—	—	2,174
Lighting	18,002	—	—	18,002

Total	$247,888	$963	$3,328	$252,179

Of the $252.2 million carrying amount of goodwill as of October 31, 2007, $45.3 million was not amortizable for income tax purposes because the related businesses were acquired prior to 1991 or generally purchased through a tax-free exchange or stock acquisition.

	Balance	Goodwill Related to		Balance
	as of	Initial	Contingent	as of
	October 31,	Payments for	Amounts	October 31,
(in thousands)	2005	Acquisitions	and Other	2006

Janitorial	$151,307	$475	$2,108	$153,890
Parking	29,535	—	645	30,180
Security	42,541	238	863	43,642
Engineering	2,174	—	—	2,174
Lighting	18,002	—	—	18,002

Total	$243,559	$713	$3,616	$247,888

Other Intangibles:  The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the years ended October 31, 2007 and 2006 were as follows (acquisitions are discussed in Note 12):

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retirements	October 31,	October 31,		Retirements	October 31,
(in thousands)	2006	Additions	and Other	2007	2006	Additions	and Other	2007

Customer contracts and related relationships	$33,713	$5,666	$—	$39,379	$(12,281)	$(4,805)	$—	$(17,086)
Trademarks and trade names	3,050	800	—	3,850	(1,767)	(587)	—	(2,354)
Other (contract rights, etc.)	2,668	—	(488)	2,180	(1,502)	(173)	279	(1,396)

Total	$39,431	$6,466	$(488)	$45,409	$(15,550)	$(5,565)	$279	$(20,836)

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retirements	October 31,	October 31,		Retirements	October 31,
(in thousands)	2005	Additions	and Other	2006	2005	Additions	and Other	2006

Customer contracts and related relationships	$28,267	$5,446	$—	$33,713	$(7,540)	$(4,741)	$—	$(12,281)
Trademarks and trade names	3,050	—	—	3,050	(1,227)	(540)	—	(1,767)
Other (contract rights, etc.)	6,624	27	(3,983)	2,668	(4,711)	(483)	3,692	(1,502)

Total	$37,941	$5,473	$(3,983)	$39,431	$(13,478)	$(5,764)	$3,692	$(15,550)

The weighted average remaining lives as of October 31, 2007 and the amortization expense for the years ended October 31, 2007, 2006 and 2005 of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years are as follows:

	Weighted
	Average
	Remaining Life	Amortization Expense			Estimated Amortization Expense
(in thousands)	(Years)	2007	2006	2005	2008	2009	2010	2011	2012

Customer contracts and related relationships	9.7	$4,805	$4,741	$3,994	$4,539	$3,938	$3,337	$2,735	$2,192
Trademarks and trade names	5.4	587	540	657	620	282	80	80	80
Other (contract rights, etc.)	6.8	173	483	1,022	163	146	116	116	97

Total	9.4	$5,565	$5,764	$5,673	$5,322	$4,366	$3,533	$2,931	$2,369

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

At October 31, 2007, ABM had a $300.0 million syndicated line of credit scheduled to expire in May 2010. No compensating balances were required under the facility and the interest rate was determined at the time of borrowing based on the LIBOR plus a spread of 0.375% to 1.125% or, for overnight borrowings, at the prime rate or, for overnight to one week borrowings, at the Interbank Offered Rate (“IBOR”) plus a spread of 0.375% to 1.125%. The spreads for LIBOR and IBOR borrowings were based on the Company’s leverage ratio. The facility called for a non-use fee payable quarterly, in arrears, of 0.100%, based on the average daily unused portion. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program plus cash borrowings were considered to be outstanding amounts. As of October 31, 2007 and 2006, the total outstanding amounts under the facility were $108.0 million and $98.7 million, respectively, in the form of standby letters of credit.

The facility included usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also required that the Company satisfy three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at fiscal quarter-end; and (3) consolidated net worth greater than or equal to the sum of (i) $341.9 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after May 25, 2005 (with no deduction for a net loss in any such fiscal quarter) and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of the Company after May 25, 2005 by reason of the issuance and sale of capital stock or other equity interests of ABM, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to the Company’s employee stock purchase plan, employee stock option plans and similar programs. The Company was in compliance with all covenants as of October 31, 2007.

On November 14, 2007, the Company terminated the syndicated line of credit described above and replaced it with a new $450.0 million five-year syndicated line of credit that is scheduled to expire on November 14, 2012. See Note 18, Subsequent Event.

6.	EMPLOYEE BENEFIT AND INCENTIVE PLANS

As of October 31, 2007, the Company offered the following employee benefit and incentive plans to its employees.

Executive Officer Incentive Plan

On May 2, 2006, the stockholders of ABM approved the Executive Officer Incentive Plan (Incentive Plan). The purpose of the Incentive Plan is to provide annual performance-based cash incentives to certain employees of the Company and to motivate those employees to set and achieve above-average financial and non-financial goals. The Incentive Plan gives the Compensation Committee of the Board of Directors of ABM the ability to award cash bonuses that qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended, and the Company’s ability to deduct cash bonuses will be preserved. The aggregate funds available for bonuses under the Incentive Plan are three percent of pre-tax operating income for the award year. The plan sets forth certain limits on the awards to each of the covered employees eligible for bonuses under the Incentive Plan.

401(k) Plan

The Company has two 401(k) plans covering certain qualified non-union employees, which provided for employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pre-tax contributions that the Company matches at various percentages of employee contributions depending on the particular employee group. All amounts contributed to the plans are deposited into a trust fund administered by independent trustees. The Company made matching 401(k) contributions required by the 401(k) plans for 2007, 2006 and 2005 in the amounts of $4.7 million, $5.8 million and $5.3 million, respectively.

Retirement and Post-Retirement Plans

As of October 31, 2007, the Company had the following unfunded defined benefit plans:

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

Non-Employee Director Retirement Plan.  Prior to October 31, 2006, non-employee directors who had completed at least five years of service have been eligible to receive ten years of monthly retirement benefits equal to the monthly retainer fee received prior to retirement, reduced on a pro-rata basis for fewer than ten years of service under the unfunded Non-Employee Director Retirement Plan. The benefits were accrued over the vesting periods. Effective October 1, 2006, this plan was eliminated for new directors and at October 31, 2006 the individual retirement plan balances were frozen and transferred to other plans in 2007 as described below. The value of retirement benefits under the Non-Employee Director Retirement Plan was $1.8 million at October 31, 2006.

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

Directors who elected to receive RSUs were granted 28,341 RSUs under the ABM 2006 Equity Incentive Plan, which number was determined by dividing the amount of retirement benefits by the fair market value of ABM common stock on March 6, 2007, the date of the 2007 annual meeting of the stockholders of the Company. The balance converted in 2007 from the Non-Employee Director Retirement Plan to RSUs for directors who made this election was $0.7 million.

Service Award Benefit Plan.  The Company has an unfunded service award benefit plan, with a retroactive vesting period of five years. This plan is a “severance pay plan” as defined by the Employee Retirement Income Security Act (ERISA) and covers certain qualified employees. The plan provides participants, upon termination, with a guaranteed seven days pay for each year of employment subsequent to November 1, 1989. Effective January 1, 2002, this plan was frozen. The Company will continue to incur interest costs related to this plan as the value of the previously earned benefits continues to increase. The Company has measured the value of this liability annually on September 30.

The Company has the following unfunded post-retirement benefit plan:

Death Benefit Plan.  The Death Benefit Plan covers certain qualified employees and, upon retirement on or after the employee’s 62nd birthday, provides 50% of the death benefit that the employee was entitled to prior to retirement subject to a maximum of $150,000. Coverage during retirement continues until death for retired employees hired before September 1, 1980. On March 1, 2003, the post-retirement death benefit for any active employees hired after September 1, 1980 was eliminated, although active employees hired before September 1, 1980 who retire on or after their 62nd birthday will continue to be covered between retirement and death. For certain plan participants who retired before March 1, 2003, the post-retirement death benefit continues until the retired employees 70th birthday. The Company has measured the value of this liability annually on September 30.

The Company adopted SFAS No. 158 at the end of its fiscal year 2007. The incremental effect of applying SFAS No. 158 on the Company’s balance sheet as of October 31, 2007 was as follows:

	Prior to	Effect of	As Reported
	Adoption of	Adopting	October 31,
(in thousands)	SFAS No. 158	SFAS No. 158	2007

Liability for defined benefit retirement and postretirement plans	$10,044	$346	$10,390
Deferred tax assets (non-current)	(3,928)	(135)	(4,063)
Accumulated other comprehensive income	—	211	211

The liability for defined benefit retirement and postretirement plans is included in the balance sheet line item called Retirement Plans and Other Non-Current Liabilities.

Items not yet recognized as components of net periodic benefit cost as of October 31, 2007 included the following:

	Defined	Post-Retirement
(in thousands)	Benefit Plans	Plan	Total

Net actuarial loss (gain)	$1,365	$(1,019)	$346
Deferred income taxes	(534)	399	(135)

Accumulated other comprehensive loss (income)	$831	$(620)	$211

In fiscal year 2008, the Company expects to recognize, on a pretax basis, approximately $20,000 of net actuarial loss as a component of net periodic benefit cost.

Benefit Obligations

	Defined Benefit Plans at October 31,		Post-Retirement at October 31,
(in thousands)	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$9,443	$9,677	$4,323	$4,414
Service cost	57	312	25	30
Interest cost	371	344	241	247
Actuarial loss (gain)	(21)	16	(312)	(368)
Conversion to RSU’s or Deferred Compensation	(1,840)	—	—	—
Benefits paid	(1,565)	(906)	(332)	—

Benefit obligation at end of year	$6,445	$9,443	$3,945	$4,323

Unfunded Status	$6,445	$9,443	$3,945	$4,323
Unrecognized Gain (Loss)	—	(1,637)	—	756

Accrued benefit cost	$6,445	$7,806	$3,945	$5,079

Amount recognized in the balance sheet consists of:
Non-current accrued benefit liability	6,445	7,806	3,945	5,079

Amount recognized	$6,445	$7,806	$3,945	$5,079

Components of Net Period Benefit Cost

The components of net periodic benefit cost of the defined benefit retirement plans and the post-retirement benefit plan for the years ended October 31, 2007, 2006 and 2005 were:

(in thousands)	2007	2006	2005

Defined Benefit Plans
Service cost	$57	$312	$199
Interest	371	344	632
Amortization of actuarial loss (gain)	(21)	16	1,372

Net expense	$407	$672	$2,203

Post-Retirement Benefit Plan
Service cost	$25	$30	$39
Interest	241	247	271
Amortization of actuarial gain	(312)	(368)	(614)

Net expense (benefit)	$(46)	$(91)	$(304)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

(in thousands)	2007	2006	2005

Defined Benefit Plans
Adjustment to initially apply SFAS No. 158, net of tax	$831	—	—

Post-retirement Benefit Plan
Adjustment to initially apply SFAS No. 158, net of tax	$(620)	—	—

Assumptions

The weighted average rate assumptions used to determine benefit obligations and net periodic benefit cost for the years ended October 31, 2007, 2006 and 2005 were:

	Defined Benefit Plans			Post-Retirement Benefit Plan
	2007	2006	2005	2007	2006	2005

Discount rate	6.00%	5.75%	5.75%	6.00%	5.75%	5.75%
Rate of compensation increase	1.24%	1.24%	0.87%	3.50%	3.50%	3.00%

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

The following table illustrates estimated future benefit payments, which are calculated using the same assumptions used to measure the Company’s benefit obligation and are based upon expected future service:

	Defined	Post-Retirement
(in thousands)	Benefit Plans	Benefit Plan

2008	$1,426	$240
2009	663	240
2010	837	241
2011	508	245
2012	527	253
2013-2017	1,965	1,400

Deferred Compensation Plan

The Company has an unfunded Employee Deferred Compensation Plan available to executive, management, administrative and sales employees whose annualized base salary equals or exceeds $100,000. The plan allows employees to defer from 1% to 20% of their pre-tax compensation. At October 31, 2007, there were 62 active participants and 37 retired or terminated employees participating in the plan.

The Company also has unfunded Director Deferred Compensation Plan adopted on October 23, 2006. For each plan year commencing with 2007, a director may elect to defer receipt of all or any portion of the compensation that he or she would otherwise receive from ABM. At October 31, 2007, there were 4 active directors participating in the plan.

The deferred amount under both plans earns interest equal to the prime interest rate on the last day of the calendar quarter up to 6%. If the prime rate exceeds 6%, the interest rate is equal to 6% plus one half of the excess over 6%. Starting April 1, 2007 and October 1, 2007, interest on amounts in the Employee Deferred Compensation Plan and Director Deferred Compensation Plan, respectively, were capped at 120% of the long-term applicable federal rate (compounded quarterly). The average interest rates credited to the employee deferred compensation amounts for 2007, 2006 and 2005 were 6.39%, 6.98% and 5.99%, respectively. The average interest rate credited to the Directors’ deferred compensation amounts was 7.03% in 2007.

(in thousands)	2007	2006	2005

Deferred compensation liability at beginning of year	$9,416	$9,955	$11,198
Transfer of Directors Retirement Benefits	1,075	—	—
Employee contributions	753	681	1,034
Interest accrued	665	649	594
Payments	(1,703)	(1,869)	(2,871)

Deferred compensation liability at end of year	$10,206	$9,416	$9,955

Pension Plans Under Collective Bargaining

Certain qualified employees of the Company are covered under union-sponsored multi-employer defined benefit plans. Contributions paid for these plans were $37.1 million, $34.5 million and $34.4 million in 2007, 2006 and 2005, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

7.	LEASE COMMITMENTS AND RENTAL EXPENSE

The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles, and other equipment. As of October 31, 2007, future minimum lease commitments under non-cancelable operating leases for the succeeding fiscal years were as follows:

(in thousands)

2008	$34,187
2009	23,500
2010	15,542
2011	11,285
2012	7,829
Thereafter	18,199

Total minimum lease comitments	$110,542

Rental expense for continuing operations for the years ended October 31, 2007, 2006 and 2005 was as follows:

(in thousands)	2007	2006	2005

Minimum rentals under noncancelable leases	$52,700	$50,364	$54,019
Contingent rentals	39,126	35,806	33,809
Short-term rental agreements	5,792	9,737	9,519

	$97,618	$95,907	$97,347

Contingent rentals are applicable to leases of parking lots and garages and are based on percentages of the gross receipts or other financial parameters attributable to the related facilities.

8.	OTHER COMMITMENTS

On September 29, 2006, the Company entered into a Master Professional Services Agreement (Services Agreement) with International Business Machines Corporation (IBM) that became effective October 1, 2006. Under the Services Agreement, IBM is responsible for substantially all of the information technology infrastructure and support services. Prior to the Services Agreement, the Company maintained its equipment and had in-house personnel providing such services. In 2007, IBM agreed to expand its services under the Services Agreement and provide maintenance and support services to the Company’s legacy payroll system, and assist in the upgrade of the Company’s existing accounting systems and the implementation of a new payroll system and human resources information system. IBM will also provide post-implementation support services beginning July 1, 2008. The base fee for these services is $145.1 million. As of October 31, 2007, aggregate payments of $31.7 million had been made to IBM since the Services Agreement became effective.

As of October 31, 2007, future commitments under the above agreements with IBM for the succeeding fiscal years were as follows:

(in thousands)

2008	$27,541
2009	18,839
2010	17,409
2011	16,254
2012	15,793
Thereafter	17,582

Total	$113,418

9.	CAPITAL STOCK

Treasury Stock

Under a series of Board of Directors’ authorizations, the Company has made the following repurchases of ABM common stock: year ended October 31, 2005, 1,600,000 shares at a cost of $31.3 million (an average price of $19.57 per share) and year ended October 31, 2006, 1,428,500 shares at a cost of $26.0 million (an average price of $18.17 per share). No stock repurchases were made in 2007. At October 31, 2007, the then existing authorization for repurchases expired.

Preferred Stock

ABM is authorized to issue 500,000 shares of preferred stock. None of these preferred shares are currently issued.

Common Stock Rights Plan

Under ABM’s Stockholder Rights Plan one preferred stock purchase right (a Right) attached to each outstanding share of common stock on April 22, 1998, and a Right has attached or will attach to each subsequently issued share of common stock. The Rights are exercisable only if a person or group acquires 20% or more of ABM’s common stock (an Acquiring Person) or announces a tender offer for 20% or more of the common stock. Each Right entitles stockholders to buy one-two thousandths of a share of newly created participating preferred stock, par value $0.01 per share, of ABM at an initial exercise price of $87.50 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase, at the exercise price, common stock (or, in certain circumstances, participating preferred stock) of ABM having a market value at that time of twice the Right’s exercise price. These Rights holders would also be entitled to purchase an equivalent number of shares at the exercise price if the Acquiring Person were to control ABM’s Board of Directors and cause the Company to enter into certain mergers or other transactions. In addition, if an Acquiring Person acquired between 20% and 50% of ABM’s voting stock, ABM’s Board of Directors may, at its option, exchange one share of ABM’s common stock for each Right held (other than Rights held by the Acquiring Person). Rights held by the Acquiring Person will become void. Theodore Rosenberg and The Theodore Rosenberg Trust and those receiving stock therefrom without payment, cannot be Acquiring Persons under the Rights plan, therefore, changes in their holdings will not cause the Rights to become exercisable or non-redeemable or trigger the other features of the Rights. The Rights will expire on April 22, 2008, unless earlier redeemed by ABM’s Board of Directors at $0.005 per Right or the Stockholder Rights Plan is extended.

10.	SHARE-BASED COMPENSATION PLANS

The compensation expense and related income tax benefit recognized in the Company’s consolidated financial statements for the years ended October 31, 2007 and 2006 were as follows.

(in thousands)	2007	2006

Share-based compensation expense recognized in selling, general and administrative expenses before income taxes	$8,159	$3,244
Income tax benefit	3,136	684

Total share-based compensation expense after income taxes	$5,023	$2,560

Total share-based compensation expense after income taxes — per common share
Basic	$0.10	$0.05
Diluted	$0.10	$0.05

Share-based compensation expense of $42,000 was recorded in 2005 due to the accelerated vesting of options in connection with an employee termination.

Share-based compensation expense in year ended October 31, 2007 included $4.0 million of expense attributable to the accelerated vesting of stock options under the Price-Vested Performance Stock Option Plans. When ABM’s stock price achieved $22.50 and $23.00 target prices for ten trading days within a 30 consecutive trading day period during the first quarter of 2007, options for 481,638 shares vested in full. When ABM’s stock price achieved $25.00 and $26.00 target prices for ten trading days within a 30 consecutive trading day period during the second quarter of 2007, options for 452,566 shares vested in full. When ABM’s stock price achieved a $27.50 target price for ten trading days within a 30 consecutive trading day period during the third quarter of 2007, options for 36,938 shares vested in full.

The Company has five stock incentive plans, which are described below. The Company also has an employee stock purchase plan.

2006 Equity Incentive Plan

On May 2, 2006, the stockholders of ABM approved the 2006 Equity Incentive Plan (the 2006 Equity Plan), which replaced the Time-Vested Incentive Stock Option Plan (the Time-Vested Plan), the 1996 Price-Vested Performance Stock Option Plan (the 1996 Plan) and the 2002 Price-Vested Performance Stock Option Plan (the 2002 Plan and collectively with the Time-Vested Plan and the 1996 Plan, the Prior Plans), which are further described below, all in advance of their expirations. The purpose of the 2006 Equity Plan is to provide stock-based compensation to employees and directors to promote close alignment among the interests of employees, directors and stockholders. The 2006 Equity Plan provides for the issuance of awards for 2,500,000 shares of ABM’s common stock plus the remaining shares authorized under the Prior Plans as of May 2, 2006, plus forfeitures under the Prior Plans after that date. The terms and conditions governing existing options under the Time-Vested Plan, the 1996 Plan and the 2002 Plan will continue to apply to the options outstanding under those plans. The 2006 Equity Plan is an “omnibus” plan that provides for a variety of equity and equity-based award vehicles, including stock options, stock appreciation rights, restricted stock, RSU awards, performance shares, and other share-based awards. Shares subject to awards that terminate without vesting or exercise may be reissued. Certain of the awards available under the 2006 Equity Plan will qualify as “performance-based” compensation under Internal Revenue Code Section 162(m) (Section 162(m)). The status of the stock options, RSUs and performance shares granted under the 2006 Equity Plan as of October 31, 2007 are summarized below.

Stock Options

The nonqualified stock options issued under the 2006 Equity Plan become exercisable at a rate of 25% of the shares per year beginning one year after date of grant and terminate no later than seven years plus one month after date of grant.

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(in thousands)	per Share	(in years)	(in thousands)

Outstanding at October 31, 2006	131	$18.71

Granted	116	24.62

Exercised	—	—

Forfeited or expired	1	22.99

Outstanding at October 31, 2007	246	$21.49	6.18	$704

Vested and exercisable at October 31, 2007	33	$18.71	5.93	$157

As of October 31, 2007, there was $0.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the 2006 Equity Plan, which is expected to be recognized on a straight-line basis over a weighted-average vesting period of 1.7 years. The total compensation costs related to options recognized during the years ended

October 31, 2007 and 2006, were $0.2 million and $10,173, respectively.

Restricted Stock Units

RSUs granted to directors will be settled in shares of ABM common stock with respect to one-third of the underlying shares on the first, second and third anniversaries of the award. RSUs granted to persons other than directors will be settled in shares of ABM common stock with respect to 50% of the underlying shares on the second anniversary of the award and 50% on the fourth anniversary of the award.

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)	per Share

Outstanding at October 31, 2006	232	$18.71
Granted	107	25.55
Converted from Director Retirement Plan	28	27.00
Issued	—	—
Forfeited	25	19.41

Outstanding at October 31, 2007	342	$21.49

Vested at October 31, 2007	28	$27.00

As of October 31, 2007, there was $4.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to RSUs under the 2006 Equity Plan, which is expected to be recognized on a straight-line basis over a weighted-average vesting period of 1.6 years. The total compensation costs related to RSUs under the 2006 Equity Plan recognized during the years ended October 31, 2007 and 2006 were $1.3 million and $73,381, respectively.

Performance Shares

Performance shares consist of a contingent right to acquire shares of ABM common stock based on performance targets adopted by the Compensation Committee; in these awards the number of performance shares will vest based on gross margin and revenue targets for either two-year or three-year periods ending October 31, 2008 or October 31, 2009. Assuming minimum criteria for both targets are met, vesting of 50% to 100% of the indicated shares will occur depending on the combination of gross margin and revenue achieved.

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)	per Share

Outstanding at October 31, 2006	125	$18.71
Granted	45	24.53
Issued	—	—
Forfeited	3	18.71

Outstanding at October 31, 2007	167	$20.31

None of the performance shares had vested at October 31, 2007.

As of October 31, 2007, there was $1.7 million of total unrecognized compensation cost (net of estimated forfeitures) related to performance shares which is expected to be recognized on a straight-line basis over a weighted average vesting period of 0.8 years. These costs are based on estimated achievement of performance criteria, and estimated costs will be reevaluated periodically. The total compensation costs related to performance shares under the 2006 Equity Plan recognized during the years ended October 31, 2007 and 2006, were $1.2 million and $84,590, respectively.

Dividend Equivalent Rights

RSUs, restricted stock, and performance shares are credited with dividend equivalent rights which will be converted to RSUs, restricted stock or performance shares, as applicable, at the fair market value of ABM common stock on the date of payment and will be subject to the same terms and conditions as the underlying award.

At October 31, 2007, 3,416,378 shares were available for award under the 2006 Equity Plan.

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

The status of the Time-Vested Plan at October 31, 2007, is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(in thousands)	per Share	(in years)	(in thousands)

Outstanding at October 31, 2006	2,259	$16.47

Granted	—	—

Exercised	418	14.43

Forfeited or expired	141	17.93

Outstanding at October 31, 2007	1,700	$16.85	5.04	$11,336

Vested and Exercisable at October 31, 2007	1,154	$15.73	4.04	$8,989

As of October 31, 2007, there was $1.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the Time-Vested Plan which is expected to be recognized on a straight-line basis over a weighted-average vesting period of 1.4 years. The total compensation costs related to stock options under the Time-Vested Plan recognized during the years ended October 31, 2007 and 2006, were $0.9 million and $1.4 million, respectively.

“Price-Vested” Performance Stock Option Plans

ABM has two Price-Vested Plans, the 1996 Plan and the 2002 Plan. The two plans are substantially similar. Each option has pre-defined vesting prices that provide for accelerated vesting, which were established by ABM’s Compensation Committee. Under each form of option agreement, if, at the end of four years, any of the stock price performance targets are not achieved, then the remaining options vest at the end of eight years from the date the options were granted. Options vesting during the first year following grant do not become exercisable until after the first anniversary of grant. The options expire ten years after the date of grant. On May 2, 2006, the remaining 2,350,963 shares authorized under these plans became available for grant under the 2006 Equity Plan, as will forfeitures after this date.

The status of the Price-Vested Plans at October 31, 2007, is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(in thousands)	per Share	(in years)	(in thousands)

Outstanding at October 31, 2006	2,520	$16.61

Granted	—	—

Exercised	665	15.04

Forfeited or expired	87	17.96

Outstanding at October 31, 2007	1,768	$17.14	5.40	$11,274

Vested and Exercisable at October 31, 2007	1,226	$17.33	5.61	$7,586

As of October 31, 2007, there was $0.9 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the Price-Vested Plans, which is expected to be recognized on a straight-line basis over a weighted-average vesting period of 1.6 years. The total compensation costs, including compensation costs associated with the accelerated vesting of price — vested stock options as discussed above, under the Price-Vested Plans recognized during the years ended October 31, 2007 and 2006, were $4.5 million and $0.7 million, respectively.

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

The status of the Age-Vested Plan at October 31, 2007, is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(in thousands)	per Share	(in years)	(in thousands)

Outstanding at October 31, 2006	804	$12.98

Granted	—	—

Exercised	55	13.20

Forfeited or expired	70	15.73

Outstanding at October 31, 2007	679	$12.68	8.88	$7,357

Vested and Exercisable at October 31, 2007	135	$9.84	1.64	$1,847

As of October 31, 2007, there was $0.6 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the

Age-Vested Plan which is expected to be recognized on a straight-lined basis over a weighted-average vesting period of 4.6 years. The total compensation costs related to stock options under the Age-Vested Plan recognized during the years ended October 31, 2007 and 2006, were $0.1 million and $0.1 million, respectively.

The total intrinsic value of the options for 1,137,864, 563,614 and 1,248,033 shares exercised during the years ended October 31, 2007, 2006, and 2005, was $12.5 million, $4.4 million and $11.7 million, respectively. The total fair value of options that vested during the years ended October 31, 2007 and 2006 was $11.8 million and $2.4 million, respectively.

The Company settles employee stock option exercises, RSU conversions, and performance share issuances with newly issued common shares.

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation during the year ended October 31, 2005:

(in thousands except per share amounts)	2005

Net income, as reported	$57,941
Deduct: Share-based employee compensation cost, net of tax effect, that would have been included in net income if the fair value method had been applied	3,349

Net income, pro forma	$54,592

Net income per common share — Basic
As reported	$1.17
Pro forma	$1.11
Net income per common share — Diluted
As reported	$1.15
Pro forma	$1.08

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company uses an outside expert to help it to determine the assumptions used in the option valuation model. The Company estimates forfeiture rates based on historical data and adjusts the rates periodically or as needed. The adjustment of the forfeiture rate may result in a cumulative adjustment in any period the forfeiture rate estimate is changed. In 2007, the Company recorded an adjustment to the forfeiture rate, resulting in a cumulative benefit adjustment of $33,124.

The assumptions used in the option valuation model for the years ended October 31, 2007, 2006 and 2005 are shown in the table below:

	2007	2006	2005

Expected life from the date of grant	5.2 years	6.2 years	8.9 years
Expected stock price volatility average	25.3%	26.0%	23.5%
Expected dividend yield	2.1%	2.1%	2.2%
Risk-free interest rate	4.3%	4.5%	4.1%
Weighted average fair value of grants	$6.05	$5.37	$5.27

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

The weighted average fair values of the purchase rights granted in 2007, 2006 and 2005 under the new plan were $1.23, $2.19 and $3.70, respectively. During 2007, 2006 and 2005, 215,376, 433,046 and 562,826 shares of stock were issued under the plan at a weighted average price of $23.33, $16.15 and $15.83, respectively. The aggregate purchases for 2007, 2006 and 2005 were $5.0 million, $7.0 million and $8.9 million, respectively. The share-based compensation cost recognized during 2006 associated with these shares was $0.8 million. Because of changes to the plan described above, beginning in the third quarter of 2006, the value of the awards is no longer treated as share-based compensation and no share-based compensation expense was recognized effective May 1, 2006. At October 31, 2007, 651,834 shares remained unissued under the plan.

11.	INCOME TAXES

The income taxes provision for continuing operations is made up of the following components for each of the years ended October 31:

(in thousands)	2007	2006	2005

Current
Federal	$20,390	$43,409	$22,231
State	4,585	13,931	2,052
Foreign	33	39	50
Deferred
Federal	3,532	5,304	(2,621)
State	(1,193)	1,853	(880)

	$27,347	$64,536	$20,832

The Company recorded a $0.9 million tax benefit in 2007 due mostly from the increase in the Company’s net deferred tax assets that resulted primarily from the state of New York requirement to file combined returns effective in 2008. This new regulatory requirement will result in an increase in the future effective state tax rate. An additional $0.9 million tax benefit was recorded in 2007 mostly from the elimination of state tax liabilities for closed years. Income tax expense in 2007 had a further $0.6 million benefit primarily due to the inclusion of Work Opportunity Tax Credits attributable to 2006, but not recognizable in 2006 because the program had expired and was not extended until the first quarter of 2007.

An income tax expense of $34.9 million was recorded in the fourth quarter of 2006 attributable to the World Trade Center (WTC) settlement gain. A $1.1 million income tax benefit, mostly from the reversal of state tax liabilities for closed years, was recorded in 2006. This was offset by $1.1 million in income tax expense primarily arising from the adjustment of the valuation allowance for state net operating loss carryforwards and the adjustment of the income tax liability accounts after filing the 2005 tax returns and amendments of prior year returns. A $2.7 million income tax benefit was recorded in the second quarter of 2005 resulting from the favorable settlement of the audit of prior years’ state tax returns (tax years 2000 to 2003).

Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. statutory rates to pre-tax income from continuing operations as a result of the following for the years ended October 31:

	2007	2006	2005

Statutory rate	35.0%	35.0%	35.0%
State and local taxes on income, net of federal tax benefit	4.9%	6.5%	4.3%
Tax credits	(6.5)%	(2.4)%	(6.7)%
Tax liability no longer required	(0.7)%	(0.6)%	(4.2)%
Nondeductible expenses and other — net	1.6%	2.4%	4.0%

	34.3%	40.9%	32.4%

The decrease in the state and local tax rate in 2007 was primarily due to higher effective state tax rates in 2006 resulting from the higher level of state income tax rates in the jurisdictions where the WTC settlement gain was subject to state income taxation. The Texas requirement to file a combined gross margin tax return in 2007 partially offset that impact. Included in the tax credits that the Company generated in the years presented above are Work Opportunity, Enterprise Zone and Low Income Housing tax credits. The increase in 2007 is due to the resumption of processing of tax credits as a result of the extension of the Work Opportunity Tax Credit program on December 20, 2006, as well as higher Enterprise Zone credits in California due to the identification of additional in-zone property factors.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31 are presented below:

(in thousands)	2007	2006

Deferred tax assets:
Self-insurance claims (net of recoverable)	$80,897	$75,814
Deferred and other compensation	20,925	18,112
Accounts receivable allowances	2,805	3,938
Settlement liabilities	922	385
State taxes	751	1,533
State net operating loss carryforwards	1,795	1,998
Other	5,914	6,231

	114,009	108,011
Valuation allowance	(1,749)	(1,461)

Total gross deferred tax assets	112,260	106,550

Deferred tax liabilities:
Goodwill and other acquired intangibles	(26,345)	(20,091)
Deferred software development cost	(2,190)	(395)

Total gross deferred tax liabilities	(28,535)	(20,486)

Net deferred tax assets	$83,725	$86,064

At October 31, 2007, the Company’s net deferred tax assets included a tax benefit from state net operating loss carryforwards of $1.8 million. The state net operating loss carryforwards will expire between the years 2008 and 2027.

The Company periodically reviews its deferred tax assets for recoverability. The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards which management believes are not likely to be realized. The Company believes that the net deferred tax assets are considered more likely than not to be realizable based on estimates of future taxable income.

The increase in the valuation allowance in 2007 and 2006 results from management’s revised estimate after considering the likelihood of future utilization of the state net operating loss carryforwards. Details of the valuation allowance at October 31 are as follows:

(In thousands)	2007	2006

Valuation allowance at the beginning of the year	$1,461	$241
Additions	288	1,220

Valuation allowance at the end of the year	$1,749	$1,461

12.	ACQUISITIONS

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

Cash paid for acquisitions, including initial payments and contingent amounts based on subsequent performance, was $10.3 million, $10.0 million and $26.9 million in the years ended October 31, 2007, 2006 and 2005, respectively. Of those payment amounts, $3.2 million, $4.6 million and $11.7 million were the contingent amounts paid in the years ended October 31, 2007, 2006 and 2005, respectively, on earlier acquisitions as provided by the respective purchase agreements. In addition, shares of ABM’s common stock with a fair market value of $0.5 million and $3.5 million at the date of issuance were issued in the years ended October 31, 2007 and 2005, respectively, as contingent and initial payment for a business acquired.

The Company made the following acquisition during the year ended October 31, 2007:

On April 2, 2007, the Company acquired substantially all of the operating assets of HealthCare Parking Systems of America, Inc., a provider of healthcare-related parking services based in Tampa, Florida, for $7.1 million in cash. In addition, $4.7 million is expected to be paid based on the financial performance of the acquired business over the three years following the acquisition. If certain growth thresholds are achieved, additional payments will be required in years four and five. With annual revenues in excess of $26.0 million, HealthCare Parking Systems of America, Inc. was a provider of premium parking management services exclusively to hospitals, health centers, and medical office buildings across the United States. Of the total initial payment, $5.2 million was allocated to customer relationship intangible assets (amortized over a useful life of 14 years under the sum-of-the-year-digits method), $0.8 million to trademarks intangible assets (amortized over a useful life of 10 years under the straight-line method), $1.0 million to goodwill, and $0.1 million to other assets.

The Company made the following acquisitions during the year ended October 31, 2006:

On November 1, 2005, the Company acquired substantially all of the operating assets of Brandywine Building Services, Inc., a facility services company based in Wilmington, Delaware, for $3.6 million in cash. In 2007, a contingent payment of $0.6 million was made, bringing the total purchase price paid to date to $4.2 million. Additional cash consideration of approximately $1.8 million is expected to be paid based on the financial performance of the acquired business over the next three years. With annual revenues in excess of $9.0 million, Brandywine Building Services, Inc. was a provider of commercial office cleaning and specialty cleaning services throughout Delaware, southeast Pennsylvania and south New Jersey. Of the total initial payment, $3.0 million was allocated to customer relationship intangible assets (amortized over a useful life of 14 years under the sum-of-the-year-digits method), $0.5 million to goodwill, and $0.1 million to other assets. The contingent payment was allocated to goodwill.

On November 27, 2005, the Company acquired substantially all of the operating assets of Fargo Security, Inc., a security guard services company based in Miami, Florida, for an initial payment of $1.2 million in cash plus an additional payment of $0.4 million based on the revenue retained by the acquired business over the 90 days following the date of acquisition. With annual revenues in excess of $6.5 million, Fargo Security, Inc. was a provider of contract security guard services throughout the Miami metropolitan area. Of the total initial payment, $1.0 million was allocated to customer relationship intangible assets (amortized over a useful life of five years under the sum-of-the-year-digits method), and $0.2 million to goodwill. The final contingent payment of $0.4 million made in 2006 was allocated to goodwill.

On December 11, 2005, the Company acquired substantially all of the operating assets of MWS Management, Inc., dba Protector Security Services, a security guard services company based in St. Louis, Missouri, for an initial payment of $0.6 million in cash plus an additional payment of $0.3 million based on the revenue retained by the acquired business over the 90 days following the date of acquisition. With annual revenues in excess of $2.6 million, Protector Security Services was a provider of contract security guard services throughout the St. Louis metropolitan area. Of the total initial payment, $0.6 million was allocated to customer relationship intangible assets (amortized over a useful life of six years under the sum-of-the-year-digits method). The final contingent payment of $0.3 million made in 2006 was allocated to goodwill.

The Company made the following acquisitions during the year ended October 31, 2005:

On November 1, 2004, the Company acquired substantially all of the operating assets of Sentinel Guard Systems (Sentinel), a Los Angeles-based company, from Tracerton Enterprises, Inc. Sentinel, with annual revenues in excess of $13.0 million, was a provider of security officer services primarily to high-rise, commercial and residential structures. In addition to its Los Angeles business, Sentinel also operated an office in San Francisco. The initial purchase price was $5.3 million, which included a payment of $3.5 million in shares of ABM’s common stock, the assumption of liabilities totaling $1.7 million and $0.1 million of professional fees. Of the total initial payment, $2.4 million was allocated to customer relationship intangible assets (amortized over a useful life of 13 years under the sum-of-the-year-digits method), $0.1 million to trademarks and trade names (amortized over a useful life of six months under the straight-line method), $1.3 million to customer accounts receivable and other assets, and $1.5 million to goodwill. Additionally, because of the tax-free nature of this transaction to the seller, the Company recorded a $1.0 million deferred tax liability on the difference between the recorded fair market value and the seller’s tax basis of the net assets acquired. Goodwill was increased by the same amount. Additional consideration includes contingent payments, based on achieving certain revenue and profitability targets over a three-year period, estimated to be between $0.5 million and $0.75 million per year, payable in shares of ABM’s common stock. No contingent payment was made in 2006. In 2007, a contingent payment of $0.5 million in 26,459 shares of ABM’s common stock was made, bringing the total purchase price paid to date to $5.8 million. The contingent payment was allocated to goodwill.

On December 22, 2004, the Company acquired the operating assets of Colin Service Systems, Inc. (Colin), a facility services company based in New York, for an initial payment of $13.6 million in cash. Under certain conditions, additional consideration may include an estimated $1.9 million payment upon the collection of the acquired receivables and three annual contingent cash payments each for approximately $1.1 million, which are based on achieving annual revenue targets over a three-year period. With annual revenues in excess of $70.0 million, Colin was a provider of professional onsite management, commercial office cleaning, specialty cleaning, snow removal and engineering services. Of the total initial payment, $3.6 million was allocated to customer relationship intangible assets (amortized over a useful life of eight years under the sum-of-the-year-digits method), $6.4 million to customer accounts receivable and other assets and $3.6 million to goodwill. In 2007 and 2006, contingent cash payments of $1.1 million each were made, bringing the total purchase price paid to date to $15.8 million. The contingent cash payments of $2.2 million were allocated to goodwill.

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

On August 3, 2005, the Company acquired the commercial janitorial cleaning operations in Baltimore, Maryland, of the Northeast United States Division of Initial Contract Services, Inc., a provider of janitorial services based in New York, for $0.35 million in cash. The acquisition includes contracts with key accounts throughout the metropolitan area of Baltimore and represents over $7.0 million in annual contract revenue. Additional consideration may be paid during the subsequent four years based on financial performance of the acquired business. Of the total initial payment, $0.15 million was allocated to customer relationship intangible assets (amortized over a useful life of 12 years under the sum-of-the-year-digits method), $0.1 million to goodwill, and $0.1 million to other assets. As of October 31, 2007, no contingent payment was made.

13.	DISCONTINUED OPERATIONS

On June 2, 2005, the Company sold substantially all of the operating assets of CommAir Mechanical Services, which represented the Company’s Mechanical segment, to Carrier Corporation (Carrier). The operating assets sold included customer contracts, accounts receivable, inventories, facility leases and other assets, as well as rights to the name “CommAir Mechanical Services.” The consideration paid was $32.0 million in cash, subject to certain adjustments, and Carrier’s assumption of trade payables and accrued liabilities. The Company realized a pre-tax gain of $21.4 million ($13.1 million after-tax) on the sale of these assets in 2005.

On July 31, 2005, the Company sold the remaining operating assets of Mechanical, consisting of its water treatment business, to San Joaquin Chemicals, Incorporated for $0.5 million, of which $0.25 million was in the form of a note and $0.25 million in cash. The operating assets sold included customer contracts and inventories. The Company realized a pre-tax gain of $0.3 million ($0.2 million after-tax) on the sale of these assets in 2005.

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

Revenue and net income from discontinued operations of Mechanical and the Elevator adjustments for 2005 were $24.8 million and $0.2 million, respectively. Operating results for 2005 for the portion of Mechanical’s business sold to Carrier are for the period beginning November 1, 2004 through the date of sale, June 2, 2005. Operating results for 2005 for Mechanical’s water treatment business are for the period beginning November 1, 2004 through the date of sale, July 31, 2005.

14.	RESTRUCTURING COSTS

In March 2007, the Company’s Board of Directors approved the establishment of a Shared Services Center in Houston, Texas to consolidate certain back office operations; the relocation of ABM Janitorial headquarters to Houston, and the Company’s other business units to southern California; and the relocation of the Company’s corporate headquarters to New York City in 2008 (collectively, the transition). The transition is intended to reduce costs and improve efficiency of the Company’s operations and planned for completion by 2011.

The Company accounts for one-time employee termination benefits and other applicable restructuring costs in accordance with SFAS No. 146, “Accounting for

Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment and disposition of long-lived assets, including property and equipment and purchased intangible assets.

In connection with the transition, the employment agreement of the Company’s current Chief Financial Officer (CFO) was extended from October 31, 2007 to December 31, 2007, at which time the CFO is entitled to receive a severance payment of $0.5 million, of which $0.4 million was recognized in 2007. Certain corporate employees are entitled to severance payments aggregating $3.5 million upon termination in the period between March 2008 and October 2011. This amount is the potential severance if all corporate employees are terminated as their functions move from San Francisco to New York or Houston. The Company recognized $0.1 million of this severance in 2007. Such costs have been recognized in selling, general and administrative expense in the Consolidated Statements of Operations. No other material restructuring costs associated with the transition are planned.

Restructuring liabilities due within one year of the balance sheet date are classified as other accounts payable and accrued liabilities and restructuring liabilities due after one year are classified as other long-term liabilities in the Consolidated Balance Sheet. Of the unpaid balance at October 31, 2007, $0.5 million associated with the transition was classified as other accounts payable and accrued liabilities. No amounts associated with the transition at October 31, 2007 were classified as other long-term liabilities.

15.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash equivalents approximate fair value due to the short-maturity of these instruments.

Included within Company’s investment portfolio are $25.0 million of auction rate securities that had long-term ratings in the highest classifications by recognized rating agencies. These investments failed to trade at recent auctions due to insufficient bids from buyers. As such, the outstanding auction rate securities were subsequently reset at the default rate of LIBOR plus 125 or 350 basis points. While the Company now earns a premium interest rate, the investments can not be quickly converted into cash and considered illiquid as of October 31, 2007. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to adjust the carrying value of these investments through an impairment charge. At October 31, 2007, the fair value of these instruments was estimated at par value by standard pricing models.

Other financial instruments included in other investments and long-term receivables have no quoted market prices and, accordingly, a reasonable estimate of fair market value could not be made without incurring excessive costs. However, the Company believes by reference to stated interest rates and security held that the fair value of the assets would not differ significantly from the carrying value.

16.	CONTINGENCIES

The Company accrues amounts it believes are adequate to address any liabilities related to litigation and arbitration proceedings, and other contingencies that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that any such proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses at October 31, 2007 was $2.5 million.

17.	GUARANTEES AND INDEMNIFICATION AGREEMENTS

The Company has applied the measurement and disclosure provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” agreements that contain guarantee and certain indemnification clauses. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of October 31, 2007 and 2006, the Company did not have any material guarantees that were issued or modified subsequent to October 31, 2002.

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

18.	SUBSEQUENT EVENT

On November 14, 2007, ABM acquired OneSource Services, Inc. (OneSource), a facility services company headquartered in Atlanta, Georgia, by merging it with a wholly owned subsidiary. The consideration was $365.0 million which was paid by a combination of current cash and borrowings from the Company’s line of credit. In addition, following the closing, the Company paid in full approximately $21 million outstanding under OneSource’s then existing credit facility. With annual revenues of approximately $825 million during the fiscal year ended March 31, 2007 and approximately 30,000 employees, OneSource is a provider of outsourced facilities services, including janitorial, landscaping, general repair and maintenance and other specialized services, for more than 10,000 commercial, industrial, institutional and retail accounts in the United States and Puerto Rico, as well as in British Columbia, Canada. OneSource’s operations will be included in the Janitorial segment and use the ABM Janitorial name. The initial purchase accounting for the acquisition of OneSource will be completed in the first quarter of 2008.

In connection with the acquisition of OneSource, the Company terminated on November 14, 2007 its $300.0 million five-year syndicated line of credit (old Facility) and replaced the old Facility with a new $450.0 million five-year syndicated line of credit that is scheduled to expire on November 14, 2012 (new Facility). The new Facility was entered into among ABM, Bank of America, N.A. (“BofA”), as administrative agent, swing line lender, and letter of credit issuer and certain financial institutions, as lenders. The new Facility was used in part to acquire OneSource and is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes.

Under the new Facility, no compensating balances are required and the interest rate is determined at the time of borrowing from the syndicate lenders based on LIBOR plus a spread of 0.625% to 1.375% or, at ABM’s election, at the higher of the federal funds rate plus 0.5% and the BofA prime rate, (Alternate Base Rate), plus a spread of 0.000% to 0.375%. A portion of the new Facility is also available for swing line (same-day) borrowings funded by BofA, as swing line lender, at IBOR plus a spread of 0.625% to 1.375% or, at ABM’s election, at the Alternate Base Rate plus a spread of 0.000% to 0.375%. The new Facility calls for a non-use fee payable quarterly, in arrears, of 0.125% to 0.250% of the average, daily, unused portion of the new Facility. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with ABM’s self-insurance program and cash borrowings are counted as usage of the new Facility. The spreads for LIBOR, Alternate Base Rate and IBOR borrowings and the commitment fee percentage are based on ABM’s leverage ratio. The new Facility permits ABM to request an increase in the amount of the line of credit by up to $100.0 million (subject to receipt of commitments for the increased amount from existing and new lenders). The standby letters of credit outstanding under the old Facility have been replaced and are now outstanding under the new Facility. As of November 30, 2007, the total outstanding amounts under the new facility in the form of cash borrowings and standby letters of credit were $295.0 million and $113.3 million, respectively.

The new Facility includes customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the new Facility also requires that ABM maintain three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at each fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at each fiscal quarter-end; and (3) a consolidated net worth of greater than or equal to the sum of (i) $475.0 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after November 14, 2007 (with no deduction for a net loss in any such fiscal quarter), and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM and its subsidiaries after November 14, 2007 by reason of the issuance and sale of capital stock or other equity interests of ABM or any subsidiary, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to ABM’s employee stock purchase plans, employee stock option plans and similar programs.

If an event of default occurs under the new Facility, including certain cross-defaults, insolvency, change in control, and violation of specific covenants, among others, the lenders can terminate or suspend ABM’s access to the new Facility, declare all amounts outstanding under the new Facility, including all accrued interest and unpaid fees, to be immediately due and payable, and/or require that ABM cash collateralize the outstanding letter of credit obligations.

19.	SEGMENT INFORMATION

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

The unallocated corporate expenses include the $1.0 million, $14.5 million, and $5.5 million reduction of insurance reserves in 2007, 2006 and 2005, respectively. (See Note 2.) While virtually all insurance claims arise from the operating segments, these adjustments were recorded as unallocated corporate expense. Had the Company allocated the insurance charge among the segments, the reported pre-tax operating profits of the segments, as a whole, would have been increased by $1.0 million, $14.5 million and $5.5 million for 2007, 2006 and 2005, respectively, with an equal and offsetting change to unallocated corporate expenses and, therefore, no change to consolidated pre-tax earnings. This methodology would also apply to the gains on the settlement of the WTC insurance claims of $80.0 million and $1.2 million in 2006 and 2005, respectively, which were not allocated to the segments.

							Consolidated
(In thousands)	Janitorial	Parking	Security	Engineering	Lighting	Corporate	Totals

Year ended October 31, 2007

Sales and other income	$1,621,557	$479,293	$321,544	$301,600	$112,377	$6,440	$2,842,811

Operating profit	$87,471	$20,819	$4,755	$15,600	$1,352	$(49,743)	$80,254
Interest expense	—	—	—	—	—	(467)	(467)

Income before income taxes	$87,471	$20,819	$4,755	$15,600	$1,352	$(50,210)	$79,787

Identifiable assets	$416,127	$100,690	$103,753	$65,007	$103,995	$331,101	$1,120,673

Depreciation expense	$5,159	$1,370	$275	$96	$1,547	$4,740	$13,187

Intangible amortization expense	$2,623	$820	$2,122	$—	$—	$—	$5,565

Capital expenditures	$6,345	$2,761	$215	$60	$1,862	$10,803	$22,046

Year ended October 31, 2006

Sales and other income	$1,563,756	$440,033	$307,851	$285,241	$113,014	$2,773	$2,712,668
Gain on insurance claim	—	—	—	—	—	80,000	80,000

Total revenues	$1,563,756	$440,033	$307,851	$285,241	$113,014	$82,773	$2,792,668

Operating profit	$81,578	$13,658	$4,329	$16,736	$1,375	$(39,440)	$78,236
Gain on insurance claim	—	—	—	—	—	80,000	80,000
Interest expense	—	—	—	—	—	(495)	(495)

Income before income taxes	$81,578	$13,658	$4,329	$16,736	$1,375	$40,065	$157,741

Identifiable assets	$416,097	$86,541	$104,174	$69,467	$100,576	$292,607	$1,069,462

Depreciation expense	$5,172	$1,336	$1,230	$67	$1,343	$5,833	$14,981

Intangible amortization expense	$3,030	$464	$2,270	$—	$—	$—	$5,764

Capital expenditures	$4,379	$2,558	$180	$297	$2,003	$4,648	$14,065

Year ended October 31, 2005

Sales and other income	$1,525,565	$409,886	$294,299	$238,794	$116,218	$1,804	$2,586,566
Gain on insurance claim	—	—	—	—	—	1,195	1,195

Total revenues	$1,525,565	$409,886	$294,299	$238,794	$116,218	$2,999	$2,587,761

Operating profit	$67,754	$10,527	$3,089	$14,200	$3,805	$(35,300)	$64,075
Gain on insurance claim	—	—	—	—	—	1,195	1,195
Interest expense	—	—	—	—	—	(884)	(884)

Income from continuing operations before income taxes	$67,754	$10,527	$3,089	$14,200	$3,805	$(34,989)	$64,386

Identifiable assets	$398,361	$87,663	$106,451	$50,875	$94,904	$219,564	$957,818

Depreciation expense	$5,721	$1,113	$677	$41	$1,567	$4,799	$13,918

Intangible amortization expense	$3,189	$555	$1,929	$—	$—	$—	$5,673

Capital expenditures	$4,633	$1,367	$511	$66	$1,809	$9,352	$17,738

20.	QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Quarter
(In thousands, except per share amounts)	First	Second	Third	Fourth	Year

Year ended October 31, 2007
Sales and other income	$703,549	$697,851	$717,549	$723,862	$2,842,811

Gross profit	$73,444	$78,538	$70,412	$80,275	$302,669

Net income	$8,704	$16,722	$11,999	$15,015	$52,440

Net income per common share — Basic	$0.18	$0.34	$0.24	$0.30	$1.06

Net income per common share — Diluted	$0.18	$0.33	$0.23	$0.30	$1.04

Year ended October 31, 2006
Sales and other income	$666,601	$660,108	$689,275	$696,684	$2,712,668

Gross profit	$60,425	$67,786	$76,841	$86,064	$291,116

Net income	$3,990	$10,392	$17,252	$61,571	$93,205

Net income per common share — Basic	$0.08	$0.21	$0.35	$1.26	$1.90

Net income per common share — Diluted	$0.08	$0.21	$0.35	$1.24	$1.88

Year ended October 31, 2005
Sales and other income	$638,165	$639,555	$650,140	$658,706	$2,586,566

Gross profit from continuing operations	$58,708	$60,729	$77,381	$77,061	$273,879

Income from continuing operations	$5,623	$8,843	$20,594	$8,494	$43,554
Income (loss) from discontinued operations	(139)	387	(15)	(67)	166
Gain on sale of discontinued operations	—	—	14,221	—	14,221

Net income	$5,484	$9,230	$34,800	$8,427	$57,941

Net income per common share — Basic
Income from continuing operations	$0.11	$0.18	$0.42	$0.17	$0.88
Income (loss) from discontinued operations	—	0.01	(0.01)	—	—
Gain on sale of discontinued operations	—	—	0.29	—	0.29

	$0.11	$0.19	$0.70	$0.17	$1.17

Net income per common share — Diluted
Income from continuing operations	$0.11	$0.17	$0.41	$0.17	$0.86
Income (loss) from discontinued operations	—	0.01	(0.01)	—	—
Gain on sale of discontinued operations	—	—	0.29	—	0.29

	$0.11	$0.18	$0.69	$0.17	$1.15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment and those criteria, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2007. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

c. Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Certificates.  Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers.  The information required by this item regarding ABM’s executive officers is included in Part I under “Executive Officers of the Registrant.”

Directors.  The information required by this item regarding ABM’s directors is incorporated by reference from the information set forth under the caption “Proposal 1 — Election of Directors” in the Proxy Statement to be used by ABM in connection with its 2008 Annual Meeting of Stockholders.

Audit Committee.  The information required by this item regarding ABM’s Audit Committee and its members and audit committee financial expert is incorporated by reference from the information set forth under the caption “Corporate Governance — Audit Committee” in the Proxy Statement to be used by ABM in connection with its 2008 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information set forth under the caption “Principal Stockholders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used by ABM in connection with its 2008 Annual Meeting of Stockholders.

Code of Business Conduct & Ethics.  The Company has adopted and posted on its Website (www.abm.com) the ABM Code of Business Conduct & Ethics (the “Code of Ethics”) that applies to all directors, officers and employees of the Company, including the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. If any amendments are made to the Code of Ethics or if any waiver, including any implicit waiver, from a provision of the Code of Ethics is granted to the Company’s Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer, the Company will disclose the nature of such amendment or waiver on its Website at the address specified above.

Annual Certification to New York Stock Exchange.  ABM’s common stock is listed on the New York Stock Exchange. As a result, ABM’s Chief Executive Officer is required to make and he has made on April 4, 2007, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the New York Stock Exchange Listed Company Manual stating that he was not aware of any violations by the Company of the New York Stock Exchange corporate governance listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item with regard to officer and director compensation is incorporated by reference from the information set forth under the caption “Officers’ and Directors’ Compensation” contained in the Proxy Statement to be used by ABM in connection with its 2008 Annual Meeting of Stockholders. The information required by this item with respect to compensation committee interlocks and insider participation is incorporated by reference from the information so titled under the caption “Corporate Governance” contained in the Proxy Statement to be used by ABM in connection with its 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” contained in the Proxy Statement to be used by ABM in connection with its 2008 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides information regarding the Company’s equity compensation plans as of October 31, 2007.

Number of Securities
Remaining Available
for
Future Issuance
	Number of Securities			Under
	to be Issued Upon		Weighted-Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected
	Warrants and Rights		Warrants and Rights	in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by	4,391,409	(1)	$16.58	4,068,212	(2)
security holders
Equity compensation plans not approved by	—		—	—
security holders

Total	4,391,409		$16.58	4,068,212

(1)	Does not include outstanding restricted stock units or performance shares.

(2)	Includes 651,834 shares available for issuance under the Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the information so titled under the caption “Officers’ and Directors’ Compensation” contained in the Proxy Statement to be used by ABM in connection with its 2008 Annual Meeting of Stockholders. The information required by this item with respect to director independence is incorporated by reference from the information set forth under the caption “Corporate Governance” contained in the Proxy Statement to be used by ABM in connection with its 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information set forth under the caption “Audit Related Matters” contained in the Proxy Statement to be used by ABM in connection with its 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.  Consolidated Financial Statements of ABM Industries Incorporated and Subsidiaries:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — October 31, 2007 and 2006

Consolidated Statements of Income — Years ended October 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended October 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows — Years ended October 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements.

2.  Consolidated Financial Statement Schedule of ABM Industries Incorporated and Subsidiaries:

Schedule II — Consolidated Valuation Accounts — Years ended October 31, 2007, 2006 and 2005.

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
December 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Henrik C. Slipsager

Henrik C. Slipsager,
President & Chief Executive Officer and Director
(Principal Executive Officer)
December 21, 2007

/s/  George B. Sundby

George B. Sundby
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
December 21, 2007

/s/  Anthony G. Fernandes

Anthony G. Fernandes, Director
December 21, 2007

/s/  Maryellen C. Herringer

Maryellen C. Herringer,
Chairman of the Board and Director
December 21, 2007

/s/  Henry L. Kotkins, Jr.

Henry L. Kotkins, Jr., Director
December 21, 2007

/s/  Theodore Rosenberg

Theodore Rosenberg, Director
December 21, 2007

/s/  Linda Chavez

Linda Chavez, Director
December 21, 2007

/s/  Luke S. Helms

Luke S. Helms, Director
December 21, 2007

/s/  Charles T. Horngren

Charles T. Horngren, Director
December 21, 2007

/s/  Martinn H. Mandles

Martinn H. Mandles, Director
December 21, 2007

/s/  William W. Steele

William W. Steele, Director
December 21, 2007

Schedule II

CONSOLIDATED VALUATION ACCOUNTS

	Balance	Charges to	Write-offs	Reclassification	Balance
	Beginning	Costs and	Net of	to Sales	End of
(in thousands)	of Year	Expenses	Recoveries	Allowance	Year

Allowance for doubtful accounts Years ended October 31,
2007	$4,103	$1,051	$(2,034)	$—	$3,120
2006	6,148	341	(2,386)	—	4,103
2005	8,212	1,112	(1,392)	(1,784)	6,148

	Balance	Charges to	Write-offs	Reclassification	Balance
	Beginning	Costs and	Net of	from Allowance for	End of
(in thousands)	of Year	Expenses	Recoveries	Doubtful Accounts	Year

Sales allowance Years ended October 31,
2007	$3,938	$23,299	$(23,466)	$—	$3,771
2006	1,784	32,987	(30,833)	—	3,938
2005	—	—	—	1,784	1,784

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

In 2005, the Company recorded a current receivable in prepaid expenses and other current assets of $3.4 million due from certain shareholders of SSA LLC for what the Company believed it overpaid SSA LLC. On October 31, 2005, the $3.4 million was fully reserved. In 2006, this valuation reserve was reduced by $1.0 million based on new information received from SSA LLC. In 2007, the valuation reserve was further reduced by $1.2 million and then eliminated due to a settlement reached by the Company. See “Related Party Transactions” in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

EXHIBIT INDEX

		Incorporated by Reference

Exhibit
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Sales Agreement, dated as of May 27, 2005, by and among ABM Industries Incorporated, CommAir	10-Q	001-08929	2.1	September 9, 2005
2.2	Agreement and Plan of Merger, dated October 7, 2007, among OneSource Services, Inc., ABM Janitorial Incorporated and OCo Merger Sub LLC	8-K	001-08929	2.1	October 9, 2007
3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated November 25, 2003	10-K	001-08929	3.1	January 14, 2004
3.2	Bylaws, as amended May 30, 2007	10-Q	001-08929	3.2	June 8, 2007
4.1	Rights Agreement, dated as of March 17, 1998, between the Company and Chase Mellon Shareholder Services, LLC, as Rights Agent	8-A12B	001-08929	1	March 18, 1998
4.2	First Amendment to Rights Agreement, dated as of May 6, 2002, between ABM Industries Incorporated and Mellon Investor Services LLC, as successor Rights Agent	10-K	001-08929	10.77	December 17, 2002
10.1*	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated as of September 4, 2007	10-Q	001-08929	10.1	September 10, 2007
10.2*	Time-Vested Incentive Stock Option Plan, as amended and restated as of September 4, 2007	10-Q	001-08929	10.2	September 10, 2007
10.3*	1996 Price-Vested Performance Stock Option Plan, as amended and restated as of September 4, 2007	10-Q	001-08929	10.3	September 10, 2007
10.4*	2002 Price-Vested Performance Stock Option Plan, as amended and restated as of September 4, 2007	10-Q	001-08929	10.4	September 10, 2007
10.5*	2006 Equity Incentive Plan, as amended September 6, 2006	10-Q	001-08929	10.4	September 8, 2006
10.6*	Form of Restricted Stock Unit Agreement for Directors — 2006 Equity Incentive Plan	10-Q	001-08929	10.5	September 8, 2006
10.7*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan	10-Q	001-08929	10.6	September 8, 2006
10.8*	Deferred Compensation Plan, amended and restated, effective January 1, 2005	10-Q	001-08929	10.8	September 10, 2007
10.9*	Service Award Benefit Plan, as amended and restated April 2005	10-Q	001-08929	10.4	June 9, 2005
10.10*	Supplemental Executive Retirement Plan as amended December 6, 2004	10-Q	001-08929	10.11	March 10, 2005
10.11*	Director Retirement Plan Distribution Election Form, as revised June 16, 2006	10-Q	001-08929	10.1	September 8, 2006
10.12*	Director Stock Ownership and Retention Guidelines	10-Q	001-08929	10.3	September 8, 2006
10.13*	Form of Indemnification Agreement for Directors	10-K	001-08929	10.13	January 14, 2005
10.14*	Arrangements With Non-Employee Directors	10-Q	001-08929	10.2	September 8, 2006
10.15*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005
10.16*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of September 5, 2007	10-Q	001-08929	10.16	September 10, 2007

		Incorporated by Reference

Exhibit
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.17*	Executive Employment Agreement with Henrik C. Slipsager as of June 7, 2005	10-Q	001-08929	10.3	September 9, 2005
10.18*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan	10-K	001-08929	10.18	December 22, 2006
10.19*	Executive Employment Agreement with James P. McClure as of July 12, 2005	10-Q	001-08929	10.4	September 9, 2005
10.20*	Executive Employment Agreement with George B. Sundby as of July 12, 2005	10-Q	001-08929	10.5	September 9, 2005
10.21*‡	First Amendment to Executive Employment Agreement with George B. Sundby as of March 9, 2007
10.22*	Executive Employment Agreement with Steven M. Zaccagnini as of July 12, 2005	10-Q	001-08929	10.6	September 9, 2005
10.23*	Executive Employment Agreement with Linda S. Auwers as of September 20, 2005	10-K	001-08929	10.22	March 29, 2006
10.24*	Form of Employment Agreement for Senior Vice Presidents and Executives not otherwise listed	10-K	001-08929	10.23	March 29, 2006
10.25*	Severance Agreement with Henrik C. Slipsager dated as of December 13, 2005	10-K	001-08929	10.25	March 29, 2006
10.26*	Form of Severance Agreement with James P. McClure, George B. Sundby, James Lusk, Steven M. Zaccagnini and Linda S. Auwers	10-K	001-08929	10.26	March 29, 2006
10.27*	Description of 2006 Base Salary and Performance Incentive Program	10-K	001-08929	10.27	March 29, 2006
10.28*	2006 Base Salary and Performance Incentive Program: Chief Executive Officer	10-Q	001-08929	10.2	April 7, 2006
10.29*	ABM Executive Officer Incentive Plan	8-K	001-08929	99.2	May 5, 2006
10.30*	Form of Non-Qualified Stock Option Agreement — 2006 Equity Plan	10-K	001-08929	10.30	December 22, 2006
10.31*	Form of Restricted Stock Agreement — 2006 Equity Plan	10-K	001-08929	10.31	December 22, 2006
10.32*	Form of Restricted Stock Unit Agreement — 2006 Equity Plan	10-K	001-08929	10.32	December 22, 2006
10.33*	Form of Performance Share Agreement — 2006 Equity Plan	10-K	001-08929	10.33	December 22, 2006
10.34	Credit Agreement, dated as of May 25, 2005, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	10-Q	001-08929	10.5	June 9, 2005
10.35	Settlement Agreement and Release of All Claims with IAH-JFK Airport Parking Co., LLC dated February 15, 2006	10-Q	001-08929	10.1	April 7, 2006
10.36	Master Professional Services Agreement with International Business Machines (“IBM”) effective October 1, 2006	10-K	001-08929	10.36	December 22, 2006

Incorporated by Reference

Exhibit
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.37	Credit Agreement, dated as of November 14, 2007, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	November 15, 2007
10.38*‡	Executive Employment Agreement with James Lusk as of March 19, 2007
10.39*‡	Description of Severance Program
21.1‡	Subsidiaries of the Registrant
23.1‡	Consent of Independent Registered Public Accounting Firm
31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement

‡	Indicates filed herewith

†	Indicates furnished herewith