Form 10-Q
period 2008-01-31
ABM INDUSTRIES INC /DE/
filed 2008-03-10
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
Commission file number: 1-8929
ABM INDUSTRIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-1369354

(State of Incorporation)	(I.R.S. Employer Identification No.)

551 Fifth Avenue, Suite 300, New York, New York	10176

(Address of principal executive offices)	(Zip Code)
212/297-0200

(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock outstanding as of February 29, 2008: 50,195,569.

ABM INDUSTRIES INCORPORATED
FORM 10-Q
For the quarter ended January 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
(in thousands, except share amounts)	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$3,233	$136,192

Trade accounts receivable	513,619	377,384
Less: Allowances	(9,827)	(6,891)

Trade accounts receivable, net	503,792	370,493

Inventories, net	20,676	20,350
Deferred income taxes	53,867	39,827
Prepaid expenses and other current assets	88,804	68,577
Insurance recoverables	6,420	4,420
Prepaid income taxes	3,716	3,031

Total current assets	680,508	642,890

Investments in auction rate securities	23,444	25,000
Insurance deposits	42,502	—
Other investments and long-term receivables	10,180	11,479

Property, plant and equipment, net of accumulated depreciation of $95,696 and $92,437	54,359	38,945

Goodwill	551,304	252,179
Other intangible assets, net	56,877	24,573
Deferred income taxes	107,584	43,899
Insurance recoverables	59,031	51,480
Other assets	42,543	30,228

Total assets	$1,628,332	$1,120,673

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
(in thousands, except share amounts)	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$72,686	$69,781
Income taxes payable	2,450	1,560
Accrued liabilities
Compensation	97,763	84,124
Taxes — other than income	27,983	19,181
Insurance claims	85,962	63,427
Other	99,319	51,671

Total current liabilities	386,163	289,744

Line of credit	316,000	—
Retirement plans and other non-current liabilities	47,883	27,555
Insurance claims	271,814	197,616

Total liabilities	1,021,860	514,915

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 57,122,260 and 57,047,837 shares issued at January 31, 2008 and October 31, 2007, respectively	572	571
Additional paid-in capital	263,957	261,182
Accumulated other comprehensive (loss) income	(756)	880
Retained earnings	465,037	465,463
Cost of treasury stock (7,028,500 shares)	(122,338)	(122,338)

Total stockholders’ equity	606,472	605,758

Total liabilities and stockholders’ equity	$1,628,332	$1,120,673

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTERS ENDED JANUARY 31

(in thousands, except per share data)	2008	2007
	(Unaudited)
Revenues
Sales and other income	$922,636	$703,549

Expenses
Operating expenses and cost of goods sold	832,922	630,105
Selling, general and administrative	72,000	58,613
Intangible amortization	2,381	1,340

Total operating expenses	907,303	690,058

Operating income	15,333	13,491
Interest expense	4,732	133

Income before income taxes	10,601	13,358
Provision for income taxes	4,237	4,654

Net income	$6,364	$8,704

Net income per common share
Basic and diluted	$0.13	$0.18

Weighted-average common and common equivalent shares outstanding
Basic	50,113	48,766
Diluted	50,911	49,736

Dividends declared per common share	$0.125	$0.120
The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED JANUARY 31

(in thousands)	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$6,364	$8,704
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible amortization	6,336	4,891
Share-based compensation expense	1,112	2,963
Provision for bad debt	396	859
Discount on accretion on insurance claims	500	—
Gain on sale of assets	(39)	(381)
Increase in trade accounts receivable	(36,923)	(883)
Increase in inventories	(326)	(573)
Increase in deferred income taxes	(1,713)	(349)
Increase in prepaid expenses and other current assets	(15,037)	(12,158)
Decrease in insurance recoverables	—	125
Increase in other assets and long-term receivables	(668)	(1,556)
Increase (decrease) in income taxes	388	(39,114)
(Decrease) increase in retirement plans and other non-current liabilities	(388)	500
Increase (decrease) in insurance claims	4,479	(580)
Increase in trade accounts payable and other accrued liabilities	10,578	1,543

Net cash used in operating activities	(24,941)	(36,009)

Cash flows from investing activities:
Additions to property, plant and equipment	(9,607)	(3,441)
Proceeds from sale of assets	58	669
Purchase of businesses	(409,733)	(2,975)
Investment in auction rate securities	—	(163,050)
Proceeds from sale of auction rate securities	—	163,050

Net cash used in investing activities	(419,282)	(5,747)

Cash flows from financing activities:
Common stock issued	1,524	4,275
Dividends paid	(6,260)	(5,855)
Borrowings from line of credit	316,000	—

Net cash provided by (used in) financing activities	311,264	(1,580)

Net decrease in cash and cash equivalents	(132,959)	(43,336)
Cash and cash equivalents at beginning of period	136,192	134,001

Cash and cash equivalents at end of period	$3,233	$90,665

Supplemental Data:
Cash paid for income taxes	$5,659	$43,301
Tax benefit from exercise of options	$34	$822
Cash received from exercise of options	$1,490	$3,453
Interest paid on line of credit	$3,364	$—
Non-cash investing activities:
Common stock issued for business acquired	$—	$491

The accompanying notes are an integral part of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. General
     The accompanying unaudited consolidated financial statements have been prepared by ABM Industries Incorporated (ABM, and together with its subsidiaries, the Company), in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC or the Commission) and, in the opinion of management, include all adjustments (all of which were of a normal and recurring nature) necessary for a fair statement of the information for each period contained therein.
     Certain reclassifications have been made to prior periods to conform to the current period presentation. Starting with the first quarter of fiscal 2008, interest expense is no longer included in operating income due to the significance of the increase in interest expense attributable to increased borrowing against the Company’s line of credit resulting from the acquisition of OneSource Services, Inc. (OneSource).
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of these financial statements. Actual results could differ materially from those estimates.
     The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and the notes thereto included in the Company’s Form 10-K Annual Report for the fiscal year ended October 31, 2007. All references to years are to the Company’s fiscal year, which ends on October 31.
2. Adoption of New Accounting Standards
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation prescribes a consistent recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 became effective for the Company as of November 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. These provisions became effective as of October 31, 2007 and resulted in a $0.2 million after-tax net unrecognized loss recorded in accumulated other comprehensive income at October 31, 2007 as a result of the evaluation at September 30, 2007. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. The Company is required to adopt this provision during 2009. It is not expected to have a material impact on the Company’s financial statements.

3. Net Income per Common Share
     Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is computed on the basis of the weighted average number of shares outstanding plus the effect of potentially dilutive securities outstanding during the period using the treasury stock method. The potentially dilutive securities that the Company has outstanding are stock options, restricted stock units and performance shares. The calculation of net income per common share was as follows:

	Quarters Ended January 31,
(in thousands, except per share data)	2008	2007

Net income	$6,364	$8,704

Average common shares outstanding — Basic	50,113	48,766
Effect of dilutive securities
Stock options	648	931
Restricted stock units	92	39
Performance shares	58	—

Average common shares outstanding — Diluted	50,911	49,736

Net income per common share
Basic and diluted	$0.13	$0.18
     The diluted net income per common share excludes the anti-dilutive effects of stock options and restricted stock units for 1,473,725 and 758,593 common shares for the quarters ended January 31, 2008 and 2007, respectively.
4. Share-Based Compensation Plans
     Detailed descriptions of the Company’s share-based compensation plans are included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2007.
     Share-based compensation expense for the quarters ended January 31, 2008 and 2007 was $1.1 million and $3.0 million, respectively.
     Share-based compensation expense for the quarter ended January 31, 2008 included expenses associated with the following new grants approved in the first quarter of 2008: stock options for 359,932 common shares with a weighted average exercise price of $19.34, and 307,760 restricted stock units and 262,638 performance shares with weighted average grant date fair values of $19.45 and $19.06, respectively.
     Share-based compensation expense for the quarter ended January 31, 2007 included $2.0 million of additional expense attributable to the accelerated vesting of stock options for 481,638 shares under the Price-Vested Performance Stock Option Plan as a result of ABM’s stock price achieving $22.50 and $23.00 in a specified period during the first quarter of 2007.
     The Company estimates forfeiture rates based on historical data and adjusts the rates annually or as needed. The adjustment of the forfeiture rate may result in a cumulative adjustment in any period the forfeiture rate estimate is changed. Adjustment to the forfeiture rate did not result in material adjustment to share-based compensation expense in the first quarter of 2008.

5. Parking Revenue Presentation
     The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking sales related solely to the reimbursement of expenses totaled $70.8 million and $71.1 million for the quarters ended January 31, 2008 and 2007, respectively.
6. Insurance
     The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. Commercial policies are obtained to provide $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles), currently $1.0 million per occurrence (exclusive of legal fees). The self-insurance retention limit for claims other than claims acquired upon the acquisition of OneSource prior to November 1, 2002 was $0.5 million per occurrence (inclusive of legal fees) except for California workers’ compensation insurance which had a self-insurance retention of $2.0 million per occurrence from April 14, 2003 to April 14, 2005, when it returned to $1.0 million per occurrence (plus an additional $1.0 million annually in the aggregate.) For claims acquired from OneSource, self-insured retentions for substantially all insurance claim liabilities were $0.5 million, with commercial policies providing $75.0 million of coverage for certain risk exposures above the self-insured retention limits.
     OneSource insurance claims liabilities are recorded at their fair value, which is the present value of the expected future cash flows. These discounted liabilities are accreted to interest expense as the recorded values are brought to an undiscounted amount consistent with the accounting of the Company’s other insurance claims liabilities. The method of accretion approximates the effective interest yield method using the rate a market participant would use in determining the current fair value of the insurance claims liabilities. Included in interest expense in the first quarter of 2008 is $0.5 million of interest accretion related to OneSource insurance claims liabilities. Any future changes in assumptions will be recognized prospectively.
     The Company periodically evaluates its estimated claim costs and liabilities and accrues self-insurance reserves to its best estimate. Management also monitors new claims and claim development to assess the adequacy of the insurance reserves. The estimated future charge is intended to reflect the recent experience and trends associated with claim costs. Trend analysis is complex and highly subjective. The interpretation of trends requires knowledge of all factors affecting the trends that may or may not be reflective of adverse developments (e.g., changes in regulatory requirements). If the trends suggest that the frequency or severity of claims incurred has increased, the Company might be required to record additional expenses for self-insurance liabilities. Additionally, the Company uses third party service providers to administer its claims and the performance of the service providers and transfers between service providers can impact the cost of claims and accordingly the amounts reflected in insurance reserves.
     A January 31, 2007 evaluation covering substantially all of the Company’s 2006 and prior years’ workers’ compensation, general liability and auto liability claims resulted in a $4.2 million reduction of the Company’s self-insurance reserves. A January 31, 2008 evaluation covering substantially all of the Company’s self-insurance claims is in process, and the Company expects to complete this evaluation during the second quarter of 2008.
     The Company includes in its reported self-insurance liabilities the liabilities in excess of the self-insurance retention limits and records corresponding receivables for the amounts to be recovered from the excess insurance provider. The total estimated liability for claims incurred at January 31, 2008 and October 31, 2007 was $357.8 million and $261.0 million, respectively.

     In connection with certain self-insurance programs, the Company had standby letters of credit, insurance deposits and surety bonds supporting estimated unpaid liabilities. At January 31, 2008 and October 31, 2007, the Company had $112.2 million and $102.3 million in standby letters of credit, $42.5 million and $0.0 million in insurance deposits, and $111.7 million and $62.8 million in surety bonds, respectively, supporting estimated unpaid liabilities.
7. Acquisitions
     Cash paid for acquisitions, including initial payments and contingent amounts based on subsequent performance, was $409.7 million in the quarter ended January 31, 2008, of which $2.1 million was for contingent amounts related to earlier acquisitions. No acquisitions were made during the quarter ended January 31, 2007. Contingent payments on earlier acquisitions were $3.5 million in the quarter ended January 31, 2007, of which $3.0 million was paid in cash and $0.5 million was settled with the issuance of 26,459 shares of ABM’s common stock.
     On November 14, 2007, the Company acquired OneSource, a janitorial facility services company, formed under the laws of Belize, with US operations headquartered in Atlanta, Georgia. The consideration was $365.0 million, which was paid by a combination of current cash and borrowings from the Company’s line of credit. In addition, following the closing, the Company paid in full the $21.5 million outstanding under OneSource’s then-existing line of credit. The Company also incurred $4.0 million in direct acquisition costs. OneSource was a provider of janitorial and related services, including landscaping, for commercial, industrial, institutional and retail accounts in the United States and Puerto Rico, as well as in British Columbia, Canada. The Company acquired OneSource with the objective of growing the business and increasing operating efficiencies by reducing duplicative positions and back office functions, consolidating facilities and reducing professional fees and other services.
     Under purchase accounting, the purchase price of OneSource is allocated to the underlying net assets acquired and liabilities assumed based on their respective fair values as of November 14, 2007 with any excess purchase price allocated to goodwill. The Company’s preliminary allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed as of the November 14, 2007 acquisition date was as follows:

Purchase Price:

(in thousands)

Paid to OneSource shareholders	$365,000
Payment of OneSource’s pre-existing line of credit	21,474
Acquisition costs	4,017

Total cash consideration	$390,491

Allocated to:

Trade accounts receivable, net	96,772
Other current assets	12,963
Insurance recoverables	9,551
Insurance deposits	42,502
Property, plant, and equipment	9,781
Identifiable intangible assets	34,400
Net deferred income tax assets	76,012
Other non-current assets	10,389
Current liabilities	(62,336)
Insurance reserves	(91,754)
Other non-current liabilities	(20,991)
Minority interest	(5,384)
Goodwill	278,586

Net assets accquired	$390,491

     In connection with the allocation of the purchase price to OneSource’s assets and liabilities, the Company is required to estimate the fair value of OneSource’s assets and liabilities as of the November 14, 2007 acquisition date. The Company has not completed the allocation of the purchase price of the acquisition. Accordingly, further changes to the fair values of the assets acquired (including, but not limited to goodwill, net deferred tax assets, identifiable intangible assets, and property, plant and equipment) and liabilities assumed (including, but not limited to insurance claims liabilities and severance accruals) will be recorded as the valuation and purchase price allocations are finalized during the remainder of 2008.
     The results of operations for OneSource are included in the Company’s Janitorial segment beginning November 14, 2007.
     The following unaudited pro forma financial information shows the combined results of operations of the Company, including OneSource, as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results of operations that would have been reported had the business combination been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations.

	Quarters Ended January 31,
(in thousands, except per share data)	2008	2007

Revenues	$952,498	$885,826
Net income	$5,976	$4,568
Net income per common share
Basic and diluted	$0.12	$0.09
     The reduction in reported net income per common share for the quarter ended January 31, 2007 of $0.18 on the consolidated statements of income to $0.09 in the pro forma above is primarily due to the inclusion of pro forma interest expense and the absence of other operating cost synergies that were realized from the integration of OneSource’s operations.

     On January 4, 2008, the Company acquired the remaining equity of Southern Management Company (Southern Management), a facility services company based in Chattanooga, Tennessee, for $24.4 million. OneSource owned 50% of Southern Management’s equity when acquired by the Company. OneSource consolidated the results of operations of Southern Management while it owned the 50% equity interest in Southern Management. At closing, $16.8 million was paid to the other shareholders of Southern Management and the remaining $7.2 million was deposited into an escrow account pending confirmation of Southern Management’s 2007 results of operations. In addition, the Company incurred $0.4 million in direct acquisition costs. Of the $24.4 million payment for Southern Management, $18.7 million was allocated to goodwill and the remaining $5.7 million eliminated the minority interest. Southern Management was a provider of janitorial and related services to commercial, institutional and industrial, facilities and schools throughout the Southern United States. Southern Management’s operations will be included in the Janitorial segment.
8. Goodwill and Other Intangibles
     Goodwill. The changes in the carrying amount of goodwill for the quarter ended January 31, 2008 were as follows:

		Goodwill Related to
		Initial
	Balance as of	Payments for	Contingent	Balance as of
(in thousands)	October 31, 2007	Acquisitions	Amounts	January 31, 2008

Janitorial	$156,725	$297,316	$1,809	$455,850
Parking	31,143	—	—	31,143
Security	44,135	—	—	44,135
Engineering	2,174	—	—	2,174
Lighting	18,002	—	—	18,002

Total	$252,179	$297,316	$1,809	$551,304

     Of the $551.3 million carrying amount of goodwill as of January 31, 2008, $342.6 million was not amortizable for income tax purposes because the related businesses were acquired prior to 1991 or generally purchased through a tax-free exchange or stock acquisition. The purchase price allocation for the acquisitions made in the quarter ended January 31, 2008 is preliminary and will be revised as the purchase price allocations are finalized during the reminder of 2008. Any change in the fair value of the net assets and liabilities of the acquired companies will change the amount of the purchase price allocable to goodwill.
     Other Intangibles. The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the quarter ended January 31, 2008 were as follows:

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retirements	January 31,	October 31,		Retirements	January 31,
(in thousands)	2007	Additions	and Other	2008	2007	Additions	and Other	2008

Customer contracts and relationships	$39,379	$34,635	$—	$74,014	$(17,086)	$(2,185)	$—	$(19,271)
Trademarks and trade names	3,850	—	—	3,850	(2,354)	(155)	—	(2,509)
Other (contract rights, etc.)	2,180	50	—	2,230	(1,396)	(41)	—	(1,437)

Total	$45,409	$34,685	$—	$80,094	$(20,836)	$(2,381)	$—	$(23,217)

     The weighted average remaining lives as of January 31, 2008, and the amortization expense for the quarters ended January 31, 2008 and 2007, of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding years are as follows:

	Weighted	Amortization Expense		Estimated Amortization Expense
	Average	Quarters Ended				Years Ending
	Remaining Life	January 31,				October 31,
($ in thousands)	(Years)	2008	2007	2009	2010	2011	2012	2013

Customer contracts and relationships	11.9	$2,185	$1,156	$8,335	$7,377	$6,418	$5,518	$4,649
Trademarks and trade names	5.5	155	135	282	80	80	80	80
Other (contract rights, etc.)	6.5	41	49	156	126	126	107	36

Total	11.7	$2,381	$1,340	$8,773	$7,583	$6,624	$5,705	$4,765

     The customer contracts and relationships intangible assets are being amortized using the sum-of-the-years-digits method over useful lives that are consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible assets are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Other intangible assets, consisting principally of contract rights, are being amortized over the contract periods using the straight-line method.
     Of the $56.9 million carrying amount of intangibles other than goodwill as of January 31, 2008, $34.8 million was not amortizable for income tax purposes because the related businesses were purchased through tax-free stock acquisitions. The carrying amount of customer intangibles from the OneSource acquisition was $33.4 million as of January 31, 2008.
9. Line of Credit Facility
     In connection with the acquisition of OneSource, the Company terminated its $300.0 million line of credit (old Facility) on November 14, 2007 and replaced the old Facility with a new $450.0 million five-year syndicated line of credit that is scheduled to expire on November 14, 2012 (new Facility). The new Facility was entered into among ABM, Bank of America, N.A. (BofA), as administrative agent, swing line lender, and letter of credit issuer and certain financial institutions, as lenders. The new Facility was used in part to acquire OneSource and is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes.
     Under the new Facility, no compensating balances are required and the interest rate is determined at the time of borrowing from the syndicate lenders based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.625% to 1.375% or, at ABM’s election, at the higher of the federal funds rate plus 0.5% and the BofA prime rate (Alternate Base Rate) plus a spread of 0.000% to 0.375%. A portion of the new Facility is also available for swing line (same-day) borrowings funded by BofA, as swing line lender, at the Interbank Offered Rate (IBOR) plus a spread of 0.625% to 1.375% or, at ABM’s election, at the Alternate Base Rate plus a spread of 0.000% to 0.375%. The new Facility calls for a non-use fee payable quarterly, in arrears, of 0.125% to 0.250% of the average, daily, unused portion of the new Facility. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with ABM’s self-insurance program and cash borrowings are counted as usage of the new Facility. The spreads for LIBOR, Alternate Base Rate and IBOR borrowings and the commitment fee percentage are based on ABM’s leverage ratio. The new Facility permits ABM to request an increase in the amount of the line of credit by up to $100.0 million (subject to receipt of commitments for the increased amount from existing and new lenders). The standby letters of credit outstanding under the old Facility have been replaced and are now outstanding under the new Facility. As of January 31, 2008, the total outstanding amounts under the new Facility in the form of cash borrowings and standby letters of credit were $316.0 million and $118.5 million, respectively.
     The new Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the new Facility also requires that ABM maintain three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at each fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at each fiscal quarter-end; and (3) a consolidated net worth of greater than or equal to the sum of (i) $475.0 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after November 14, 2007 (with no deduction for a net loss in any such fiscal quarter), and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM and its subsidiaries after November 14, 2007 by reason of the issuance and sale of capital stock or other equity interests of ABM or any subsidiary, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to ABM’s employee stock purchase plans, employee stock option plans and similar programs. The Company was in compliance with all covenants as of January 31, 2008.
     If an event of default occurs under the new Facility, including certain cross-defaults, insolvency, change in control, and violation of specific covenants, the lenders can terminate or suspend ABM’s access to the new Facility, declare all amounts outstanding under the new Facility, including all accrued interest and unpaid fees, to be immediately due and payable, and/or require that ABM cash collateralize the outstanding letter of credit obligations.
10. Comprehensive Income
     The following table presents the components of comprehensive income, net of taxes:

	Quarters Ended January 31,
(in thousands)	2008	2007
Net income	$6,364	$8,704
Other comprehensive loss:
Change in unrealized loss on investments	(939)	—
Foreign currency translation	(50)	(186)

Comprehensive income	$5,375	$8,518

     Actuarial gains and losses on benefit plans were not material for the quarter ended January 31, 2008 and were zero for the quarter ended January 31, 2007.
11. Benefit Plans
     The Company offers various benefit plans to its employees and directors. As described in its Annual Report on Form 10-K, the Company’s defined benefit plans include the Supplemental Executive Retirement Plan and the Service Award Benefit plan. In addition, the Company has a Post-Retirement Benefit Plan, a 401(k) Plan, and two Deferred Compensation Plans. Detailed descriptions of these plans are included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2007.
Plans Assumed with OneSource Acquisition
     Certain current and former non-union OneSource employees are covered by a non-contributory, funded, defined benefit retirement plan (the OneSource Defined Benefit Plan). Benefits under the OneSource Defined Benefit Plan are based upon a formula, using an employee’s length of service and average compensation. In 1989, the OneSource Defined Benefit Plan was frozen, so that no additional benefits are earned by plan participants.
     Additionally, certain non-highly compensated non-union OneSource employees participate in a 401(k) plan (OneSource 401(k) Plan). Certain OneSource employees who are not eligible to participate in the OneSource 401(k) Plan may participate in a non-qualified, funded deferred compensation plan. Under both plans, the Company makes matching contributions equal to 50% of the first 5% of each participant’s elective contributions.
Financial Information Applicable to the Company’s Benefit Plans, including those Assumed with the OneSource Acquisition
     On January 31, 2008, the liabilities under the Company’s defined benefit plans and deferred compensation plans, including OneSource plans, were $10.0 million and $19.5 million, respectively. The liabilities under the Company’s defined benefit and deferred compensation plans at October 31, 2007, which did not include OneSource, were $6.4 million and $10.2 million, respectively. These amounts are included in retirement plans and other non-current liabilities.
     The Company made matching contributions required by its 401(k) plans and deferred compensation plans covering ABM and OneSource employees for the quarter ended January 31, 2008 and ABM employees for the quarter ended January 31, 2007 in the amounts of $1.4 million and $1.3 million, respectively.
     The components of net periodic cost of the Company’s defined benefit retirement plans and the post-retirement benefit plan for the quarters ended January 31, 2008 and 2007, were as follows:

	Quarters Ended January 31,
(in thousands)	2008	2007

Defined Benefit Retirement Plans
Service cost	$136	$14
Interest	208	93
Amortization of actuarial loss	36	30
Loss on plan investment	(93)	—

Net periodic cost	$287	$137

Post-Retirement Benefit Plan
Service cost	$5	$6
Interest	58	60
Amortization of actuarial gain	(26)	(12)

Net periodic cost	$37	$54

     The transactions under the Company’s unfunded deferred compensation plan, the unfunded director deferred compensation plan, and the funded deferred compensation plan for the quarters ended January 31, 2008 and 2007, were as follows:

	Quarters Ended January 31,
(in thousands)	2008	2007

Participant contributions	$554	$281
Company contributions	$54	$—
Loss on plan investment	$(769)	$—
Interest accrued	$138	$188
Distributions	$(873)	$(95)
     The Company makes contributions under a number of union-sponsored multi-employer arrangements, including additional defined contribution and defined benefit plans covering OneSource employees. Contributions made for pension plans under collective bargaining agreements were $12.1 million (which included $2.0 million for OneSource employees) for the quarter ended January 31, 2008 and $9.3 million for the quarter ended January 31, 2007. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.
12. Segment Information
     The Company is currently organized into five separate reportable operating segments. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering and Lighting are reportable segments. Segment sales and other income and operating profits were as follows:

	Quarters Ended January 31,
(in thousands)	2008	2007

Sales and other income
Janitorial	$606,045 *	$400,226
Parking	123,955	114,806
Security	80,941	80,818
Engineering	81,815	74,778
Lighting	28,900	31,057
Corporate	980	1,864

	$922,636	$703,549

Operating profit
Janitorial	$20,942 *	$16,842
Parking	3,889	3,040
Security	1,392	1,100
Engineering	3,526	3,074
Lighting	(124)	675
Corporate	(14,292)	(11,240)

Operating profit	15,333	13,491
Interest expense	(4,732)	(133)

Income before income taxes	$10,601	$13,358

*	Includes OneSource results for the period from November 14, 2007 to January 31, 2008.
     Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years; the Company’s share-based compensation costs; employee severance costs associated with the OneSource acquisition; and certain information technology costs. Until damages and costs are awarded or a matter is settled, the Company also accrues probable and estimable losses associated with pending litigation in Corporate.
     Janitorial total assets increased from $416.1 million on October 31, 2007 to $1,027.4 million on January 31, 2008, primarily due to assets acquired in the purchase of OneSource.
13. Contingencies
     The Company is subject to various legal and arbitration proceedings and other contingencies that have arisen in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company accrues the amount of probable and estimable losses related to such matters. At January 31, 2008, the total amount accrued for legal and other contingencies was $7.5 million. However, the ultimate resolution of legal and arbitration proceedings and other contingencies is always uncertain. If actual losses materially exceed the estimates accrued, the Company’s financial condition and results of operations could be materially adversely affected.
14. Income Taxes
     On November 1, 2007, the Company adopted the provisions of FIN 48, which provides a financial statement recognition threshold and measurement criteria for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and disclosures about uncertain positions. The cumulative effect of the adoption of FIN 48 was not material.
     As of November 1, 2007, the Company had $2.4 million of unrecognized tax benefits, all of which, if recognized, would affect its effective tax rate. The Company’s policy to include interest and penalties related to unrecognized tax benefits in income tax expense did not change upon the adoption of FIN 48. As of November 1, 2007, the Company had accrued interest related to uncertain tax positions of $0.2 million, net of federal income tax benefit, on the Company’s balance sheet. During the first quarter of 2008, the Company increased the unrecognized tax benefits by $110.8 million, as a result of the OneSource acquisition, none of which, if recognized, would affect its effective tax rate because the recognition would be treated as a purchase price adjustment. The Company has recorded $2.4 million of the unrecognized tax benefits as current tax payable.
     The Company’s major tax jurisdiction is the United States and its U.S. federal income tax return has been examined by the tax authorities through October 31, 2004. The Company does business in almost every state, significantly in California, Texas, and New York, as well as several foreign locations. In these major state jurisdictions, the tax years 2003-2006 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by the States of New York, Illinois, Minnesota and Arizona.
     The estimated annual effective tax rate used for the first quarter of 2008 was 38.0%, compared to the 37.0% used for the first quarter of 2007. The increase was largely due to a higher estimated overall state tax rate arising from the requirement to file a combined gross margin tax return in Texas. The effective tax rate was 40.0% in the first quarter of 2008 and 34.8% in the first quarter of 2007 due to certain discrete tax items. The first quarter of 2008 included a $ 0.2 million expense resulting from the decrease in the Company’s deferred tax assets due to a lower rate at which its deferred deductions will be realized in the future. The first quarter of 2007 included a $0.3 million tax benefit that was primarily due to the inclusion in the period of Work Opportunity Tax Credits attributable to 2006, but not recognizable in 2006 because the program had expired and was not extended until the first quarter of 2007. The Work Opportunity Tax Credits attributable to 2007 were recorded in 2007.
15. TRANSITION COSTS
     In March 2007, the Company’s Board of Directors approved the establishment of a Shared Services Center in Houston, Texas to consolidate certain back office operations; the relocation of ABM Janitorial headquarters to Houston, and the Company’s other business units to southern California; and the relocation of the Company’s corporate headquarters to New York City in 2008 (collectively, the transition). The transition is intended to reduce costs and improve efficiency of the Company’s operations and is planned for completion by 2011.
     Certain corporate employees are entitled to severance payments upon termination in the period between March 2008 and October 2011. The initial estimated severance of $3.5 million, which is the potential severance if all corporate employees are terminated as their functions move from San Francisco to New York or Houston, was reduced to $1.6 million as of January 31, 2008. The estimated severance costs were reduced as a result of the assessment by management that certain corporate activities and personnel will not be transitioned out of San Francisco as originally planned. Such costs have been recognized in selling, general and administrative expense. No other material costs associated with the transition are planned.
     The following table presents changes to the transition liability during the quarter ended January 31, 2008 (in thousands):

Liability on			Liability on
October 31,	Net	Cash	January 31,
2007	Expense	Payments	2008

$604	$421	$(638)	$387
     Transition liabilities due within one year of the balance sheet date are classified as other accrued liabilities. The unpaid balances associated with the transition at January 31, 2008 and October 31, 2007 were $0.4 million and $0.5 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements of ABM Industries Incorporated (ABM and together with its subsidiaries, the Company) included in this Quarterly Report on Form 10-Q and with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2007. All information in the discussion and references to the years are based on the Company’s fiscal year, which ends on October 31, and the three-month period which ends on January 31.
Overview
     The Company provides janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and Puerto Rico, as well as in British Columbia, Canada. The Company has five reportable segments: Janitorial, Parking, Security, Engineering, and Lighting.
     On November 14, 2007, ABM acquired OneSource Services, Inc. (OneSource), a janitorial facilities company formed under the laws of Belize with US operations headquartered in Atlanta, Georgia. The consideration was $365.0 million, which was paid by a combination of current cash and borrowings from the Company’s line of credit. In addition, following the closing, the Company paid in full $21.5 million outstanding under OneSource’s then-existing line of credit. The Company also incurred $4.0 million in direct acquisition costs. With annual revenues of approximately $825 million during the fiscal year ended March 31, 2007 and approximately 30,000 employees, OneSource was a provider of janitorial and related services, including landscaping, for more than 10,000 commercial, industrial, institutional and retail accounts in the United States and Puerto Rico, as well as in British Columbia, Canada.
     OneSource’s operations are included in the Janitorial segment, the largest segment of the Company’s business. Including OneSource, the Janitorial segment generated over 65% of the Company’s sales and other income (hereinafter called Sales) and over 70% of its operating profit before Corporate expenses in the first quarter of 2008.
     The Company expects to achieve operating margins for the OneSource business consistent with its other operations in the Janitorial segment and attain annual cost synergies of between $45 million to $50 million. The annual cost synergies are expected to be fully implemented within 18 months after the acquisition. In 2008, the Company expects to realize between $28 million and $32 million of synergies before giving effect to the costs to achieve these synergies, as discussed below. This will be achieved primarily through a reduction in duplicative positions and back office functions, the consolidation of facilities, and the reduction in professional fees and other services.
     The Company’s Sales are substantially based on the performance of labor-intensive services at contractually specified prices. The level of Sales directly depends on commercial real estate occupancy levels. Decreases in occupancy levels reduce demand and also create pricing pressures on building maintenance and other services provided by the Company.
     Janitorial and other maintenance service contracts are either fixed-price, “cost-plus” (i.e., the customer agrees to reimburse the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage), time-and-material based, or square footage based. In addition to services defined within the scope of the contract, the Company also generates Sales from extra services (or tags), such as additional cleaning requirements with extra services generally providing higher margins. The profitability of fixed-price contracts is impacted by the variability of the number of work days in the quarter and square footage based contracts are impacted by changes in vacancy rates.

     The majority of the Company’s contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice. Upon renewal of a contract, the Company may renegotiate the price although competitive pressures and customers’ price sensitivity could inhibit the Company’s ability to pass on cost increases. Such cost increases include, but are not limited to, labor costs, workers’ compensation and other insurance costs, any applicable payroll taxes and fuel costs. However, for some renewals the Company is able to restructure the scope and terms of the contract to maintain or increase profit margin.
     Sales have historically been the major source of cash for the Company, while payroll expenses, which are substantially related to Sales, have been the largest use of cash. Hence operating cash flows primarily depend on the Sales level and timing of collections, as well as the quality of the related receivables. The timing and level of the payments to suppliers and other vendors, as well as the magnitude of self-insured claims, also affect operating cash flows. The Company’s management views operating cash flows as a good indicator of financial strength. Strong operating cash flows provide opportunities for growth both internally and through acquisitions.
     The Company’s growth in Sales in the first quarter of 2008 from the same period in 2007 is attributable primarily to the acquisition of OneSource as described above. The Company did experience organic growth in Sales in the first quarter of 2008, which represented not only Sales from new customers, but also expanded services or increases in the scope of work for existing customers. In the long run, achieving the desired levels of Sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately owned facility services companies that typically have the lower cost advantage.
     In the long term, the Company expects to focus its financial and management resources on those businesses in which it can grow to be a leading national service provider. It also plans to increase Sales by expanding its services into international markets.
     In the short-term, management is focused on pursuing new business, increasing operating efficiencies, and integrating its most recent acquisitions, particularly OneSource. The Company is implementing a new payroll and human resources information system and upgrading its accounting systems and expects full implementation by the end of 2009. In addition, the Company is in process of relocating its Janitorial headquarters to Houston, concentrating its other business units in southern California and relocating its corporate headquarters to New York City. During the remainder of 2008, the Company expects to incur expenses of approximately $13.0 million associated with the upgrade of the existing accounting systems, implementation of a new payroll system and human resources information system, relocation of corporate headquarters and costs to achieve synergies with OneSource.
Liquidity and Capital Resources

	January 31,	October 31,
(in thousands)	2008	2007	Change

Cash and cash equivalents	$3,233	$136,192	$(132,959)
Working capital	$294,345	$353,146	$(58,801)

	Quarters Ended January 31,
(in thousands)	2008	2007	Change

Net cash used in operating activities	$(24,941)	$(36,009)	$11,068
Net cash used in investing activities	$(419,282)	$(5,747)	$(413,535)
Net cash provided by (used in) financing activities	$311,264	$(1,580)	$312,844
     Funds provided by operations and bank borrowings have historically been the sources for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of January 31, 2008 and October 31, 2007, the Company’s cash and cash equivalents totaled $3.2 million and $136.2 million, respectively. The cash balance at January 31, 2008 declined from October 31, 2007 primarily due to the acquisition of OneSource. The total purchase price, including the payment in full of OneSource’s pre-existing debt of $21.5 million and acquisition costs of $4.0 million, was $390.5 million, which was paid by a combination of current cash and borrowings from the Company’s line of credit. In addition, the Company paid $24.4 million in cash for the remaining 50% of the equity of Southern Management Company (Southern Management). Of this amount, $16.8 million was paid to the other shareholders of Southern Management and $7.2 million was deposited into an escrow account pending confirmation of Southern Management’s 2007 results of operations. See Note 7 — Acquisitions of the Notes to the Consolidated Financial Statements contained in Item 1, “Financial Statements.”
     Working Capital. Working capital decreased by $58.8 million to $294.3 million at January 31, 2008 from $353.1 million at October 31, 2007, primarily due to the $133.0 million decrease in cash and cash equivalents tied to the acquisitions of OneSource and Southern Management. In addition, accrued compensation and current insurance claims liabilities increased by $36.2 million to $183.7 million at January 31, 2008. Excluding the impact of the OneSource acquisition, accrued compensation and current insurance claims liabilities decreased by $11.1 million primarily due to annual bonuses paid in the first quarter of 2008. Trade accounts receivable increased by $133.3 million to $503.8 million at January 31, 2008, of which $95.6 million was attributable to OneSource. These amounts were net of allowances for doubtful accounts and sales totaling $9.8 million and $6.9 million at January 31, 2008 and October 31, 2007, respectively. At January 31, 2008, accounts receivable that were over 90 days past due had increased by $13.8 million to $41.7 million (8.1% of the total outstanding) from $27.9 million (7.4% of the total outstanding) at October 31, 2007, of which $6.1 million was attributable to OneSource. The remaining increase to accounts receivable is mainly associated with increased Sales.
     Cash Flows from Operating Activities. Net cash used in operating activities was $24.9 million in the first quarter of 2008, compared to $36.0 million used in the first quarter of 2007. The first quarter of 2007 included a $34.9 million income tax payment relating to the gain on the settlement of the World Trade Center insurance claims in the fourth quarter of 2006. Accounts receivable in the first quarter of 2008 increased $36.0 million from the same quarter of 2007 due to increased Sales. The effect of this increase was partially offset by a $9.0 million increase to accounts payable and accrued liabilities and a $5.6 million increase to insurance claims liabilities.
     Cash Flows from Investing Activities. Net cash used in investing activities in the first quarter of 2008 was $419.3 million, compared to $5.7 million in the first quarter of 2007. The increase was primarily due to the $390.5 million and $24.4 million paid for OneSource and the remaining 50% of the equity of Southern Management, respectively. Cash paid for acquisitions in the first quarter of 2007 consisted of contingent amounts for businesses acquired in prior periods. In addition, property, plant and equipment additions increased by $6.2 million in the first quarter of 2008 compared to the first quarter of 2007, which mainly reflects capitalized costs associated with the upgrade of the Company’s accounting systems and the implementation of a new payroll and human resources information system.
     Cash Flows from Financing Activities. Net cash provided by financing activities was $311.3 million in the first quarter of 2008, compared to $1.6 million of net cash used in financing activities in the first quarter of 2007. In the first quarter of 2008, the Company borrowed $316.0 million from the Company’s line of credit primarily in connection with the acquisitions of OneSource and the remaining 50% of the equity of Southern Management.
     Line of Credit. ABM has a $450.0 million five-year syndicated line of credit that is scheduled to expire on November 14, 2012. Initial borrowings under this line of credit were used to acquire OneSource on November 14, 2007. The line of credit is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes. See Note 9 — Line of Credit Facility of the Notes to the Consolidated Financial Statements contained in Item 1, “Financial Statements.”
     As of January 31, 2008, the total outstanding amounts under the line of credit in the form of cash borrowings and standby letters of credit were $316.0 million and $118.5 million, respectively.

Commitments
     As of January 31, 2008, the Company’s future contractual payments, commercial commitments and other long-term liabilities were as follows:

	Payments Due By Period
			2 - 3	4 - 5	After 5
(in thousands)	Total	1 year	years	years	years

Contractual Obligations
Operating leases	$133,289	$43,405	$46,984	$22,800	$20,100
Capital leases	3,230	1,202	1,846	182	—
IBM services	107,854	26,271	36,017	31,699	13,867

	$244,373	$70,878	$84,847	$54,681	$33,967

	Payments Due By Period
			2 - 3	4 - 5	After 5
(in thousands)	Total	1 year	years	years	years

Other Long-Term Liabilities
Employee benefit plans	$43,755	5,600	6,152	5,261	26,742

	Amounts of Commitment Expiration Per Period
			2 - 3	4 - 5	After 5
(in thousands)	Total	1 year	years	years	years

Commercial Commitments
Standby letters of credit	$118,492	$118,492	$—	$—	$—
Surety bonds	111,658	86,940	19,315	5,403	—

	$230,150	$205,432	$19,315	$5,403	$—

Total Commitments	$518,278	$281,910	$110,314	$65,345	$60,709

     Effective November 1, 2007, the Company adopted the provisions of Financial Accounting Standard Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company is unable to make a reasonably reliable estimate as to when payments may occur for its unrecognized tax benefits. Therefore, the Company’s liability for unrecognized tax benefits is not included in the table above. See Note 14 — Income Taxes of the Notes to the Consolidated Financial Statements contained in Item 1, “Financial Statements.”
     Leases. The amounts set forth under operating and capital leases represent the Company’s contractual obligations to make future payments under non-cancelable lease agreements for various facilities, vehicles and other equipment.
     IBM Master Professional Services Agreement. Under a Master Professional Services Agreement (Services Agreement) that extends to December 31, 2013, International Business Machine Corporation (IBM) is responsible for the day-to-day operation of substantially all of the Company’s information technology infrastructure and support services that prior to October 1, 2006 had been maintained by Company personnel. Since the second quarter of 2007, IBM also has provided maintenance and support services for the Company’s legacy payroll systems, which engagement extends through October 31, 2012, and assisted in the upgrade of the Company’s existing accounting systems and the implementation of a new payroll system and human resources information system. The implementation of the new systems is scheduled to commence in July 2008 with completion by the end of 2009. IBM will also provide post-implementation support services beginning July 1, 2008 through December 31, 2013. The total cost for these services described above, including additional modifications of IBM information technology services totaling $1.3 million, is $146.4 million. As of January 31, 2008, aggregate payments of $38.5 million had been made to IBM since the Services Agreement became effective.

     Employee Benefit Plans. The Company has two unfunded defined benefit plans, a funded defined benefit plan, an unfunded post-retirement benefit plan, two unfunded deferred compensation plans and a funded deferred compensation plan. On January 31, 2008, the liability reflected on the Company’s consolidated balance sheet for these seven plans totaled $33.5 million, with the amount expected to be paid over the next 20 years estimated at $43.8 million. With the exception of the deferred compensation plans, the liabilities of which are reflected on the Company’s consolidated balance sheet at the amount of compensation deferred plus accrued interest, the plan liabilities at that date assume future annual compensation increases of 3.50% (for those plans affected by compensation changes) and have been discounted at 6.0%, a rate based on Moody’s Investor Services AA-rated long-term corporate bonds (i.e., 20 years). Because the deferred compensation plans’ liabilities reflect the actual obligations of the Company and the post-retirement benefit plan and two defined benefit plans have been frozen, variations in assumptions would be unlikely to have a material effect on the Company’s financial condition and operating performance. The Company expects to fund payments required under the plans from operating cash as payments are due to participants.
     Not included in the employee benefit plans in the table above are union-sponsored multi-employer defined benefit plans under which certain union employees of the Company are covered. These plans are not administered by the Company and contributions are determined in accordance with the provisions of negotiated labor contracts. Contributions made for these plans were $12.1 million and $9.3 million in the quarters ended January 31, 2008 and 2007, respectively.
     Surety Bonds. The Company uses surety bonds, principally performance and payment bonds, to guarantee performance under various customer contracts in the normal course of business. These bonds typically remain in force for one to five years and may include optional renewal periods. At January 31, 2008, outstanding surety bonds totaled $111.7 million. The Company does not believe these bonds will be required to be drawn upon.
     Insurance Claims. The Company self-insures certain insurable risks such as general liability, automobile, property damage and workers’ compensation. Commercial policies are obtained to provide for $150.0 million of coverage for certain risk exposures above the self-insured retention limits (i.e., deductibles), currently $1.0 million per occurrence (exclusive of legal fees). Self-insured retentions for substantially all insurance claim liabilities acquired from OneSource were $0.5 million, with commercial policies providing $75.0 million of coverage for certain risk exposures above the self-insurance retention limits. Net of the estimated recoverable from the insurers, the estimated liability for claims incurred at January 31, 2008, which included claims acquired from OneSource, and at October 31, 2007, was $292.3 million and $205.1 million, respectively. The Company periodically evaluates its estimated claim costs and liabilities and accrues self-insurance reserves to its best estimate. The self-insurance claims paid in the quarters ended January 31, 2008 and 2007 were $17.5 million and $13.5 million, respectively. Claim payments vary based on the frequency and/or severity of claims incurred and timing of the settlements and therefore may have an uneven impact on the Company’s cash balances.
     The Company believes that the current cash and cash equivalents, cash generated from operations and its line of credit will be sufficient to meet the Company’s cash requirements for the long-term, except to the extent cash is required for significant acquisitions, if any.
Contingencies
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
     The Company is also subject to various legal and arbitration proceedings and other contingencies that have arisen in the ordinary course of business, including the matters described in Part II, Item 1, Legal Proceedings. At January 31, 2008, the total amount of probable and estimable losses accrued for legal and other contingencies was $7.0 million. However, the ultimate resolution of legal and arbitration proceedings and other contingencies is always uncertain. If actual losses materially exceed the estimates accrued, the Company’s financial condition and results of operations could be materially adversely affected.
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
Acquisitions
     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions, including OneSource, made during the quarter ended January 31, 2008, are discussed in Note 7 — Acquisitions of the Notes to Consolidated Financial Statements contained in Item 1. “Financial Statements.”

Results of Operations
Quarter Ended January 31, 2008 vs. Quarter Ended January 31, 2007

	Quarter Ended	% of	Quarter Ended	% of	Increase
($ in thousands)	January 31, 2008	Sales	January 31, 2007	Sales	(Decrease)

Revenues
Sales and other income	$922,636	100.0%	$703,549	100.0%	31.1%
Expenses
Operating expenses and cost of goods sold	832,922	90.3%	630,105	89.6%	32.2%
Selling, general and administrative	72,000	7.8%	58,613	8.3%	22.8%
Intangible amortization	2,381	0.3%	1,340	0.2%	77.7%

Total operating expense	907,303	98.3%	690,058	98.1%	31.5%

Operating income	15,333	1.7%	13,491	1.9%	13.7%
Interest expense	4,732	0.5%	133	0.0%	NM *

Income before income taxes	10,601	1.1%	13,358	1.9%	(20.6)%
Income taxes	4,237	0.5%	4,654	0.7%	(9.0)%

Net Income	$6,364	0.7%	$8,704	1.2%	(26.9)%

*	Not meaningful
     Net Income. Net income in the first quarter of 2008 decreased by $2.3 million, or 26.9%, to $6.4 million ($0.13 per diluted share) from $8.7 million ($0.18 per diluted share) in the first quarter of 2007. The operating segments had a net increase in operating profit of $4.9 million ($3.0 million after-tax). This increased net income included $3.7 million of additional profit as a result of combining OneSource into the Janitorial segment, of which $2.4 million is attributable to synergies generated from the integration of OneSource’s operations. This was more than offset by a $4.6 million ($2.8 million after-tax) increase in interest expense mainly attributable to the financing of the OneSource and Southern Management acquisitions and $1.0 million ($0.6 million after-tax) of expenses for retention bonuses, severance, and new hires associated with the move of the Company’s corporate headquarters to New York. In addition, the first quarter of 2007 benefited from a $4.2 million ($2.5 million after-tax) reduction in the Company’s self-insurance reserves, although that benefit was partially offset by an additional $2.0 million ($1.2 million after-tax) of share-based compensation expense recorded in the first quarter of 2007 related to the acceleration of price vested options.
     Revenues. Sales in the first quarter of 2008 increased $219.1 million, or 31.1%, to $922.6 million from $703.5 million in the first quarter of 2007, primarily due to $189.4 million and $8.7 million of additional revenues contributed by OneSource and HealthCare Parking Systems of America (HPSA), respectively, which were not included in the Company’s operating results during the first quarter of 2007. Excluding the OneSource and HPSA revenues, Sales increased by $21.0 million or 3.0% during the first quarter of 2008 compared to 2007, which was primarily due to new business and expansion of services in the Janitorial, Parking and Engineering segments.
     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross profit (Sales minus operating expenses and cost of goods sold) was 9.7% and 10.4% in the first quarter of 2008 and 2007, respectively. The decrease in margin was primarily due to the $4.2 million reduction in the Company’s self insurance reserves that positively impacted gross margin in the first quarter of 2007.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.4 million, or 22.8%, in the first quarter of 2008 compared to the first quarter of 2007 primarily due to the inclusion of $16.7 million of OneSource expenses in 2008. Excluding OneSource, selling, general and administrative expenses decreased $3.3 million. This was primarily due to the inclusion in the first quarter of 2007 of $2.0 million of share-based compensation expense related to the acceleration of price-vested options.
     Interest Expense. Interest expense in the first quarter of 2008 increased $4.6 million to $4.7 million from $0.1 million in the first quarter of 2007, due to amounts drawn on the Company’s line of credit in connection with the acquisitions of OneSource and the remaining 50% of equity of Southern Management. Included in interest expense in the first quarter of 2008 was $0.5 million of interest accretion related to OneSource insurance claim liabilities assumed as part of the OneSource acquisition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the insurance claim liabilities associated with the allocation of the purchase price are recorded at their fair value, which is the present value of the expected future cash flows. These discounted liabilities are accreted to interest expense as the recorded values are brought to an undiscounted amount consistent with the accounting of the Company’s other insurance claim liabilities.
     Income Taxes. The estimated annual effective tax rate used for the first quarter of 2008 was 38.0%, compared to the 37.0% in the first quarter of 2007. The increase was largely due to a higher estimated overall state tax rate arising from the requirement to file a combined gross margin tax return in Texas. The effective tax rate was 40.0% in the first quarter of 2008 and 34.8% in the first quarter of 2007, due to the following discrete tax items. The first quarter of 2008 included a $0.2 million expense resulting from the decrease in the Company’s deferred tax assets due to a lower rate at which its deferred deductions will be realized in the future. The first quarter of 2007 included a $0.3 million tax benefit. The benefit recorded in the first quarter of 2007 was primarily due to the inclusion in the period of Work Opportunity Tax Credits attributable to 2006, but not recognizable in 2006 because the program had expired and was not extended until the first quarter of 2007. The Work Opportunity Tax Credits attributable to 2007 were recorded in 2007.
     Segment Information. Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering and Lighting are reportable segments. Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserve relating to prior years; the Company’s share-based compensation costs; employee severance costs associated with the OneSource acquisition; and certain information technology costs. Until damages and costs are awarded or a matter is settled, the Company also accrues probable and estimable losses associated with pending litigation in Corporate.

	Quarters Ended January 31,		Increase
($ in thousands)	2008	2007	(Decrease)

Sales and other income
Janitorial	$606,045 *	$400,226	51.4%
Parking	123,955	114,806	8.0%
Security	80,941	80,818	0.2%
Engineering	81,815	74,778	9.4%
Lighting	28,900	31,057	(6.9)%
Corporate	980	1,864	(47.4)%

	$922,636	$703,549	31.1%

Operating profit
Janitorial	$20,942 *	$16,842	24.3%
Parking	3,889	3,040	27.9%
Security	1,392	1,100	26.5%
Engineering	3,526	3,074	14.7%
Lighting	(124)	675	NM **
Corporate	(14,292)	(11,240)	27.2%

Operating profit	15,333	13,491	13.7%
Interest expense	(4,732)	(133)	NM **

Income before income taxes	$10,601	$13,358	(20.6)%

*	Includes OneSource results for the period from November 14, 2007 to January 31, 2008.

**	Not meaningful
     The results of operations from the Company’s segments for the quarter ended January 31, 2008, compared to the same quarter in 2007, are more fully described below.
     Janitorial. Janitorial Sales increased $205.8 million, or 51.4%, during the first quarter of 2008 compared to the first quarter of 2007 primarily due to $189.4 million of additional revenue contributed by OneSource. Excluding the impact of the OneSource acquisition, Janitorial Sales increased by 4.1% with all Janitorial regions experiencing Sales growth. This was due to new business, expansion of services to existing customers and price adjustments to pass through a portion of union cost increases.
     Operating profit increased $4.1 million, or 24.3%, during the first quarter of 2008 compared to the first quarter of 2007. The increase was primarily attributable to $3.7 million of additional profit as a result of combining OneSource into the Janitorial segment of which $2.4 million is attributable to synergies generated from the integration of OneSource’s operations into the Janitorial segment. The synergies were achieved through a reduction of duplicative positions and back office functions, the consolidation of facilities, and the reduction in professional fees and other services. Furthermore, operating profit increased $0.4 million due to additional profit from increased Sales.
     Parking. Parking Sales increased $9.1 million, or 8.0%, during the first quarter of 2008 compared to the first quarter of 2007, primarily due to $8.7 million of additional revenues contributed by HPSA, which was acquired in the second quarter of 2007. Higher lease and fixed allowance revenues (net of a decrease in management fee revenues) of $1.3 million also contributed to the Sales increase. These increases were partially offset by $0.9 million of Sales lost as a result of the termination of the Philadelphia off-airport parking garage lease, which ended in the second quarter of 2007. Operating profit increased $0.8 million, or 27.9%, during the first quarter of 2008 compared to the first quarter of 2007 primarily as a result of the $0.5 million of additional operating profit contributed by HPSA and additional profit earned on increased lease and allowance revenue.
     Security. Security Sales were essentially flat in the first quarter of 2008 compared to the first quarter of 2007. New business in the Northern California region and expansion of services to existing customers offset lost business in the South Central and Gulf regions. Operating profit increased by $0.3 million, or 26.5%, in the first quarter of 2008 compared to the first quarter of 2007, primarily due to a decrease of insurance expense attributable to lower rates.
     Engineering. Engineering Sales increased $7.0 million, or 9.4%, during the first quarter of 2008 compared to the first quarter of 2007, primarily due to new business and expansion of services to existing customers. Operating profit increased by $0.5 million, or 14.7%, in the first quarter of 2008 compared to the first quarter in 2007, primarily due to additional profit from the increased Sales partially offset by reduced profit margins on new business compared to the business replaced.
     Lighting. Lighting Sales decreased $2.2 million, or 6.9%, during the first quarter of 2008 compared to the first quarter of 2007, primarily due to a decrease in time and material, and special project business. Operating profit decreased $0.8 million primarily due to the decrease in Sales, although this was offset by decreased payroll within selling, general, and administrative expense from lower headcount.
     Corporate. Corporate expense increased $3.1 million, or 27.2%, in the first quarter of 2008 compared to the first quarter of 2007. The increase reflects the absence of a $4.2 million benefit recorded in the first quarter of 2007 for the reduction in the Company’s self-insurance reserves and $1.0 million for bonuses, severance, and new hires associated with the move of the Company’s corporate headquarters to New York. The impact of these increases on Corporate expense was partially offset by the inclusion of $2.0 million of share-based compensation expense related to the acceleration of price vested options in the first quarter of 2007.
Adoption of New Accounting Standards
     In June 2006, the FASB issued FIN 48. This interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 became effective for the Company as of November 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. See Note 14 — Income Taxes of the Notes to Consolidated Financial Statements contained in Item 1. “Financial Statements.”
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. These provisions became effective as of October 31, 2007 and resulted in a $0.2 million after-tax net unrecognized loss recorded in accumulated other comprehensive income at October 31, 2007 as a result of the evaluation at September 30, 2007. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. The Company is required to adopt this provision during 2009. It is not expected to have a material impact on the Company’s financial statements.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 was issued to provide guidance and consistency for comparability in fair value measurements and for expanded disclosures about fair value measurements. The Company does not anticipate that SFAS No. 157 will have a material impact on the Company’s consolidated financial position, results of operations or disclosures in the Company’s financial statements. SFAS No. 157 will be effective beginning in fiscal 2009.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 was issued to permit entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and includes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. If the Company chooses to adopt SFAS No. 159, the Company does not anticipate that SFAS No. 159 will have a material impact on the Company’s consolidated financial position, results of operations or disclosures in the Company’s financial statements. If adopted, SFAS No. 159 would be effective beginning in fiscal year 2009.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). The purpose of issuing the statement was to replace current guidance in SFAS No. 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The Company anticipates that the adoption of SFAS No.141R will have an impact on the way in which business combinations will be accounted for compared to current practice. SFAS No. 141R will be effective for any business combination that occurs beginning in fiscal year 2010.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 will be effective beginning in fiscal year 2010. The Company is currently evaluating the impact that SFAS No. 160 will have on its financial statements and disclosures.
Critical Accounting Policies and Estimates
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of the Company’s critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Company’s 2007 Annual Report on Form 10-K for the year ended October 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments
     The Company’s primary market risk exposure is interest rate risk. The potential impact of adverse increases in this risk is discussed below. The following sensitivity analysis does not consider the effects that an adverse change may have on the overall economy nor does it consider actions the Company may take to mitigate its exposure to these changes. Actual results of changes in rates may differ materially from the following hypothetical results.
Interest Rate Risk
     The Company’s exposure to interest rate risk relates primarily to its cash equivalents and London Interbank Offered Rate (LIBOR) and Interbank Offered Rate (IBOR) based borrowings under the $450.0 million five-year syndicated line of credit that expires in November 2012. At January 31, 2008, outstanding LIBOR and IBOR based borrowings of $316.0 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 30 days, the line of credit facility we have in place will continue to allow us to borrow against the line of credit through November 2012. The Company anticipates borrowing similar amounts for periods of one week to one month. If interest rates increase 1%, the impact on the Company’s results of operations for the remainder of the fiscal year would be approximately $2.4 million of additional interest expense.
     At January 31, 2008, the Company had certain investments in auction rate securities. With the liquidity issues experienced in global credit and capital markets, the Company’s auction rate securities have experienced multiple failed auctions. The Company continues to earn interest at the maximum contractual rate for each security, which as a portfolio is higher than what the Company pays on outstanding borrowings. The estimated values of the five auction rate securities held by the Company are no longer at par. As of January 31, 2008, the Company had $23.4 million in auction rate securities in the consolidated balance sheet, which is net of an unrealized loss of $1.6 million. The unrealized loss is included in other comprehensive income as the decline in value is deemed to be temporary due primarily to the Company’s ability and intent to hold these securities long enough to recover its investments.
     The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of its investments. If the current market conditions continue, or the anticipated recovery in market values does not occur, the Company may be required to record additional unrealized losses or record an impairment charge in 2008.
     The Company intends and has the ability to hold these auction rate securities until the market recovers. Based on the Company’s ability to access its cash, its expected operating cash flows, and other sources of cash, the Company does not anticipate the lack of liquidity of these investments will affect the Company’s ability to operate its business in the ordinary course.
     Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk.
Item 4. Controls and Procedures
     a. Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act), the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.
     b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The Company is a defendant in the following purported class action lawsuits related to alleged violations of federal or California wage-and-hour laws: (1) The consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (ACSS) filed July 12, 2005, in the Superior Court of California, Los Angeles County (L.A. Superior Ct.) (Augustus I); (2) Augustus and Hernandez v. ACSS filed on February 23, 2006, in L.A. Superior Ct. (Augustus II); (3) the recently consolidated cases of Bucio/Morales and Martinez/Lopez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco; (4) the consolidated cases of Batiz/Heine v. ACSS filed on June 7, 2006, in the U.S. District Court of California, Central District (Batiz); (5) the consolidated cases of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Ct; (6) Castellanos v. ABM Industries filed on April 5, 2007, in the U.S. District Court of California, Central District; and (7) Villacres v. ABM Security filed on August 15, 2007, in the U.S. District Court of California, Central District (Villacres). The named plaintiffs in these lawsuits are current or former employees of ABM subsidiaries who allege, among other things, that they were required to work “off the clock,” were not paid for all overtime, were not provided work breaks or other benefits, and received pay stubs not conforming to California law. In all cases, the plaintiffs generally seek unspecified monetary damages, injunctive relief or both. The Company believes it has meritorious defenses to these claims and intends to continue to vigorously defend itself on claims not settled. In addition, Chen v. Ampco System Parking and ABM Industries Incorporated was filed on March 6, 2008, in the U.S. District Court of California, Southern District, alleging violations of the Fair Labor Standards Act and certain California wage and hour laws. Although ABM has not had the opportunity to investigate these allegations, the Company expects to have meritorious defenses against the claims. On April 25, 2007, a settlement was reached in Augustus II, which was finally approved by the court on February 29, 2008 in the amount of $1.4 million.
     In January 2008, the U.S. District Court of California, Central District conditionally certified the Fair Labor Standards Acts claims stated in Batiz. Although the Villacres class originally claimed numerous wage and hour violations under California law (including failure to pay overtime, failure to pay wages timely, failure to provide meal and rest breaks, the failure to provide proper wage statements to employees, and engaging in unfair business practices), the plaintiffs have since requested leave to file a Second Amended Complaint, which would include only the claim related to the provision of improper wage statements to employees, presumably to have the other claims joined with the Augustus I case. The hearing on class certification in Villacres was February 25, 2008. During the hearing, the court tentatively stated that it likely lacked jurisdiction over the case, as, under the Class Action Fairness Act, over two-thirds of the class likely reside in California, the principal place of business of the employer defendant, thereby not creating the necessary diversity jurisdiction. The court is permitting discovery on the issue and further briefing is due by April 10, 2008. The hearing on class certification in Augustus I is set for mid-2008.

     As described in more detail in Note 6 – Insurance of the Notes to Consolidated Financial Statements contained in Item 1. “Financial Statements,” the Company self-insures certain insurable risks and, based on its periodic evaluations of estimated claim costs and liabilities, accrues self-insurance reserves to the Company’s best estimate. One such evaluation, completed in November 2004, indicated adverse developments in the insurance reserves that were primarily related to workers’ compensation claims in the state of California during the four-year period ended October 31, 2003 and resulted in the Company recording a charge of $17.2 million in the fourth quarter of 2004. The Company believes a substantial portion of the $17.2 million, as well as other costs incurred by the Company in its insurance claims, was related to poor claims management by a third party administrator that no longer performs these services for the Company. The Company believes that poor claims administration in certain other states, particularly New York, also led to higher costs for the Company. The Company has filed a claim against its former third party administrator for its damages related to claims mismanagement. The Company is actively pursuing this claim, which is subject to arbitration in accordance with the rules of the American Arbitration Association. The three-person arbitration panel has been designated and discovery is underway, including examination of a sample of claims by insurance experts.
     In August 2005, ABM filed an action for declaratory relief, breach of contract and breach of the implied covenant of good faith and fair dealing in U.S. District Court in The Northern District of California against its insurance carriers, Zurich American Insurance Company (Zurich American) and National Union Fire Insurance Company (National Union) relating to the carriers’ failure to provide coverage for ABM and one of its Parking subsidiaries. In September 2006, the Company settled its claims against Zurich American for $400,000. Zurich American had provided $850,000 in coverage. In September 2006, the Company lost a motion for summary adjudication filed by National Union on the issue of the duty to defend. The Company has appealed that ruling and filed its reply brief in March 2007. ABM’s claim includes “bad faith” allegations for National Union’s breach of its duty to defend the Company in litigation with IAH-JFK Airport Parking Co., LLC. In early 2006, ABM paid $6.3 million in settlement costs in the IAH-JFK litigation and seeks to recover $5.3 million of these settlement costs and legal fees from National Union.
Item 1A. Risk Factors
Factors That May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
     The disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, the Company (also referred to in these Risk Factors as “we” or “us”) also provides forward-looking statements in other written materials released to the public, as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, and the outcome of contingencies and other uncertainties, such as legal proceedings, and financial results. We try, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and similar expressions.
     Set forth below are factors that we think, individually or in the aggregate, could cause our actual results to differ materially from past results or those anticipated, estimated or projected. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Investors should understand that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete list of all potential risks or uncertainties.
     OneSource and other acquisitions may divert our focus and lead to unexpected difficulties. On November 14, 2007, we acquired OneSource, which effectively increased our janitorial operations by approximately 45% (when measured by revenues). Realization of the benefits of the acquisition will depend, among other things, upon our ability to integrate the business with our Janitorial segment successfully and on schedule and to achieve the anticipated savings associated with reductions in offices, staffing and other costs. There can be no assurance that the acquisition of OneSource or any acquisition that we make in the future will provide the benefits that were anticipated when entering the transaction. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks include:
•	Diversion of management time and focus from operating the business to acquisition integration;

•	The need to integrate the acquired business’s accounting, information technology, human resources and other administrative systems to permit effective management and reduce expenses;

•	The need to implement or improve internal controls, procedures and policies appropriate for a public company at a business that prior to the acquisition lacked some of these controls, procedures and policies;

•	Inability to maintain relationships with customers of the acquired business or to renew contracts with those customers upon acceptable terms or at all;

•	Inability to retain employees, particularly sales and operational personnel, of the acquired business;

•	Write-offs or impairment charges relating to goodwill and other intangible assets from the acquisition;

•	Larger than anticipated liabilities or unknown liabilities relating to the acquired business; and

•	Lower than expected valuation for assets relating to the acquired business.
     In addition, pursuit of our announced strategy of international growth will entail new risks associated with currency fluctuations, international economic fluctuations, and language and cultural differences.
     Our technology environment may be inadequate to support growth. Although we use centralized accounting systems, we rely on a number of legacy information technology systems, particularly our payroll systems, as well as manual processes, to operate. These systems and processes may be unable to provide adequate support for the business and create excessive reliance upon manual rather than system controls. Use of the legacy payroll systems could result, for instance, in delays in meeting payroll obligations, in difficulty calculating and tracking appropriate governmental withholding and other payroll regulatory obligations, and in higher internal and external expenses to work around these systems. Additionally, the current technology environment is unable to support the integration of acquired businesses and anticipated organic growth. Effective October 2006, we entered into the Services Agreement with IBM to obtain information technology infrastructure and support services. With IBM’s assistance, we are implementing a new payroll and human resources information system, and upgrading the existing accounting systems. The upgrade of the accounting systems includes the consolidation of multiple databases, the potential replacement of custom systems and business process redesign to facilitate the implementation of shared-services functions across the Company. In addition to the risk of potential failure in each project, supporting multiple concurrent projects may result in resource constraints and the inability to complete projects on schedule. The acquisition of OneSource will necessitate integration and consolidation. We plan to continue to use the OneSource information technology systems during a transition period and will then transfer OneSource operations to our new payroll and human resources information system and the upgraded accounting systems. IBM also supports our current technology environment. While we believe that IBM’s experience and expertise will lead to improvements in our technology environment, the risks associated with outsourcing include the dependence upon a third party for essential aspects of our business and risks to the security and integrity of our data in the hands of third parties. We may also have potentially less control over costs associated with necessary systems when they are supported by a third party, as well as potentially less responsiveness from vendors than employees.
     Transition to a Shared Services Center could create disruption in functions affected. We have historically performed accounting functions, such as accounts payable, accounts receivable collection and payroll, in a decentralized manner through regional accounting centers in our businesses. In 2007, we began consolidating these functions in a Shared Services Center in Houston, Texas. The consolidation has taken place in certain accounting functions for Janitorial and Security and over the next two years other functions and additional business units (including OneSource) will be moved to the Shared Services Center. The timing of the consolidation of different functions is tied to the upgrade of the Company’s accounting systems and implementation of a new payroll system and human resources information system. In addition to the risks associated with technology changes, the Shared Services Center implementation could lead to the turnover of personnel with critical knowledge, which could impede our ability to bill customers and collect receivables and might cause customer dissatisfaction associated with an inability to respond to questions about billings and other information until new employees can be retained and fully trained. Because the consolidation of functions in the Shared Services Center is tied to the upgrade of our accounting systems and implementation of a new payroll system and human resources information system, delays in the implementation of the technology changes would lead to delays in our ability to realize the benefits associated with the Shared Services Center.
     The move of our corporate headquarters will lead to loss of personnel and institutional knowledge, and may disrupt the continuity of control functions. In January 2008, we began to move our corporate headquarters to New York City from San Francisco. The transition will continue over the next two years. In addition, certain functions that have operated centrally from corporate headquarters, such as the finance and legal organizations, will be dispersed in a combination of corporate headquarters, division headquarters and the Shared Services Center. These moves are increasing employee turnover, particularly in finance, legal, insurance, and human resources. The loss of personnel could lead to disruptions in control functions stemming from delays in filling vacant positions and a lack of personnel with institutional knowledge.
     A change in the frequency or severity of claims, a deterioration in claims management, the cancellation or non-renewal of primary insurance policies or a change in our customer’s insurance needs could adversely affect results. Many customers, particularly institutional owners and large property management companies, prefer to do business with contractors, such as us, with significant financial resources, who can provide substantial insurance coverage. In fact, many of our clients choose to obtain insurance coverage for the risks associated with our services by being named as additional insureds under our master liability insurance policies and by seeking contractual indemnification for any damages associated with our services. In addition, pursuant to our management and service contracts, we charge certain clients an allocated portion of our insurance-related costs, including workers’ compensation insurance, at rates that, because of the scale of our operations and claims experience, we believe are competitive. A material change in insurance costs due to a change in the number of claims, claims costs or premiums could have a material effect on our operating income. In addition, should we be unable to renew our umbrella and other commercial insurance policies at competitive rates, it would have an adverse impact on our business, as would catastrophic uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims. Furthermore, where we self-insure, a deterioration in claims management, whether by us or by a third party claims administrator, could increase claim costs, particularly in the workers’ compensation area.
     A change in estimated claims costs could affect results. We periodically evaluate estimated claims costs and liabilities to ensure that self-insurance reserves are appropriate. Additionally, we monitor new claims and claims development to assess the adequacy of insurance reserves. Trend analysis is complex and highly subjective. The interpretation of trends requires the knowledge of all factors affecting the trends that may or may not be reflective of adverse developments (e.g., changes in regulatory requirements). If the trends suggest that the frequency or severity of claims incurred has increased, we might be required to record additional expenses for self-insurance liabilities. In addition, variations in estimates that cause changes in our insurance reserves may not always be related to changes in claims experience. Changes in insurance reserves as a result of our periodic evaluations of the liabilities can cause swings in operating results that may not be indicative of the operations of our ongoing business. In addition, because of the time required for the analysis, we may not learn of a deterioration in claims, particularly claims administered by a third party, until additional costs have been incurred or are projected. Because we base pricing in part on our estimated insurance costs, our prices could be higher or lower than they otherwise might be if better information were available resulting in a competitive disadvantage in the former case and reduced margins or unprofitable contracts in the latter.
     Debt to fund the acquisition of OneSource, as well as any future increase in the level of debt or in interest rates, can affect our results of operations. Incurring debt to acquire OneSource and Southern Management, and any future increase in the level of debt will increase the Company’s interest expense. Unless the operating income associated with the use of these funds exceeds the debt expense, borrowing money will have an adverse impact on the Company’s results. In addition, incurring debt requires that a portion of cash flow from operating activities be dedicated to interest payments and principal payments at maturity. Unless the cash flows generated by OneSource (or future acquisitions funded by debt) exceed the required payments, debt service requirements could reduce our ability to use our cash flow to fund operations and capital expenditures, and to capitalize on future business opportunities (including additional acquisitions). Because current interest rates on our debt are variable, an increase in prevailing rates would increase our interest costs. Further, our credit facility agreement contains both financial covenants and covenants that limit our ability to engage in specified transactions, which may also constrain our flexibility.

     Our ability to operate and pay our debt obligations depends upon our access to cash. Because ABM conducts business operations through operating subsidiaries, we depend on those entities to generate the funds necessary to meet financial obligations. Delays in collections or legal restrictions could restrict ABM’s subsidiaries’ ability to make distributions or loans to ABM. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable ABM to pay interest on debt obligations when due or to pay the principal of such debt at maturity. In addition, a substantial portion of our investment portfolio is invested in auction rate securities and, if an auction fails for securities in which we have invested, the investment will not be liquid. In 2007, auctions for $25.0 million of these securities failed and such failure continued in the first quarter and could occur in the future. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the outstanding securities or the securities mature (between 20 and 50 years). If the issuer of the securities is unable to successfully close future auctions and its credit rating deteriorates and if the insurers are not financially able to honor their obligations as insurer, we may be required to adjust the carrying value of the securities through an impairment charge.
     Labor disputes could lead to loss of sales or expense variations. At January 31, 2008, approximately 36% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during the year. In addition, we are facing a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues which, in turn, could lead to a strike, work slowdown or other job actions at one or more of our locations. In a market where we and a number of major competitors are unionized, but other competitors are not unionized, we could lose customers to competitors who are not unionized. A strike, work slowdown or other job action could in some cases disrupt us from providing services, resulting in reduced revenue. If declines in customer service occur or if our customers are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could be a substantial increase in labor and benefits expenses that we may be unable to pass through to customers for some period of time, if at all.
     A decline in commercial office building occupancy and rental rates could affect sales and profitability. Our sales directly depend on commercial real estate occupancy levels. Decreases in occupancy levels reduce demand and also create pricing pressures on building maintenance and other services we provided. In certain geographic areas and service segments, our most profitable sales are known as tag jobs, which are services performed for tenants in buildings in which it performs building services for the property owner or management company. A decline in occupancy rates could result in a decline in fees paid by landlords, as well as tenant work, which would lower sales and margins. In addition, in those areas where the workers are unionized, decreases in sales can be accompanied by relative increases in labor costs if we are obligated by collective bargaining agreements to retain workers with seniority and consequently higher compensation levels and cannot pass through these costs to customers.
     The financial difficulties or bankruptcy of one or more of our major customers could adversely affect results. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of customers. We estimate an allowance for accounts we do not consider collectible and this allowance adversely impacts profitability. In the event customers experience financial difficulty, and particularly if bankruptcy results, profitability is further impacted by our failure to collect accounts receivable in excess of the estimated allowance. Additionally, our future sales would be reduced by the loss of these customers.
     Acquisition activity could slow. A significant portion of our historic growth has come through acquisitions and we expect to continue to acquire businesses in the future as part of our growth strategy. A slowdown in acquisitions could lead to a slower growth rate. Because new contracts frequently involve start-up costs, sales associated with acquired operations often have higher margins than sales associated with organic growth. Therefore, a slowdown in acquisition activity could lead to constant or lower margins, as well as lower revenue growth.

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
     We are subject to intense competition that can constrain our ability to gain business, as well as our profitability. We believe that each aspect of our business is highly competitive, and that such competition is based primarily on price and quality of service. We provide nearly all our services under contracts originally obtained through competitive bidding. The low cost of entry to the facility services business has led to strongly competitive markets consisting primarily of regional and local owner-operated companies, with particularly intense competition in the janitorial business in the Southeast and South Central regions of the United States. We also compete with a few large, diversified facility services and manufacturing companies on a national basis. Indirectly, we compete with building owners and tenants that can perform internally one or more of the services that we provide. These building owners and tenants have a competitive advantage in locations where our services are subject to sales tax and internal operations are not. Furthermore, competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins. Further, if sales decline, we may not be able to reduce expenses correspondingly.
     An increase in costs that we cannot pass on to customers could affect profitability. We negotiate many contracts under which our customers agree to pay certain costs at rates that we set, particularly workers’ compensation and other insurance coverage where we self insure much of our risk. If actual costs exceed the rates we set, then our profitability may decline unless we can negotiate increases in these rates. In addition, if our costs, particularly workers’ compensation, other insurance costs, labor costs, payroll taxes, and fuel costs, exceed those of our competitors, we may lose business unless we establish rates that do not fully cover our costs.
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
     We incur significant accounting and other control costs that reduce profitability. As a publicly traded corporation, we incur certain costs to comply with regulatory requirements. If regulatory requirements were to become more stringent or if accounting or other controls thought to be effective later fail, we may be forced to make additional expenditures, the amounts of which could be material. Most of our competitors are privately owned so our accounting and control costs can be a competitive disadvantage. Should sales decline or if we are unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, the costs associated with regulatory compliance will rise as a percentage of sales.

    Other issues and uncertainties may include:
•	Unanticipated adverse jury determinations, judicial rulings or other developments in litigation or arbitration to which we are subject;

•	New accounting pronouncements or changes in accounting policies;

•	Changes in U.S. immigration law that raise our administrative costs;

•	Labor shortages that adversely affect our ability to employ entry level personnel;

•	Legislation or other governmental action that detrimentally impacts expenses or reduces sales by adversely affecting our customers;

•	Low levels of capital investments by customers, which tend to be cyclical in nature, could adversely impact the results of the Lighting segment; and

•	The resignation, termination, death or disability of one or more key executives that adversely affects customer retention or day-to-day management.
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

ABM Industries Incorporated
March 10, 2008	/s/ James S. Lusk
James S. Lusk
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 10, 2008	/s/ Joseph F. Yospe
Joseph F. Yospe
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
10.1	Form of Restricted Stock Unit Agreement — 2006 Equity Incentive Plan — Annual Grants

10.2	Deferred Compensation Plan for Non-Employee Directors, effective October 31, 2006, amended March 3, 2008

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002