Form 10-Q
period 2008-04-30
ABM INDUSTRIES INC /DE/
filed 2008-06-06
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-8929
ABM INDUSTRIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-1369354

(State of Incorporation)	(I.R.S. Employer Identification No.)
551 Fifth Avenue, Suite 300, New York, New York 10176
(Address of principal executive offices)(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock outstanding as of May 30, 2008: 50,500,748.

ABM INDUSTRIES INCORPORATED
FORM 10-Q
For the three and six months ended April 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
(in thousands, except share amounts)	2008	2007

	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$17,405	$136,192
Trade accounts receivable, net of allowances of $10,365 and $6,891 at April 30, 2008 and October 31, 2007, respectively	498,408	370,493
Inventories, net	19,117	20,350
Deferred income taxes	60,124	39,827
Prepaid expenses and other current assets	82,970	68,577
Insurance recoverables	6,200	4,420
Prepaid income taxes	1,896	3,031

Total current assets	686,120	642,890

Investments in auction rate securities	23,540	25,000
Insurance deposits	42,486	—
Other investments and long-term receivables	9,175	11,479
Property, plant and equipment, net of accumulated depreciation of $94,825 and $92,437 at April 30, 2008 and October 31, 2007, respectively	57,542	38,945
Goodwill	553,886	252,179
Other intangible assets, net of accumulated amortization of $25,761 and $20,836 at April 30, 2008 and October 31, 2007, respectively	54,459	24,573
Deferred income taxes	97,568	43,899
Insurance recoverables	57,751	51,480
Other assets	39,587	30,228

Total assets	$1,622,114	$1,120,673

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
(in thousands, except share amounts)	2008	2007

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$80,122	$69,781
Income taxes payable	2,481	1,560
Accrued liabilities
Compensation	106,849	84,124
Taxes — other than income	24,371	19,181
Insurance claims	86,945	63,427
Other	88,579	51,671

Total current liabilities	389,347	289,744

Line of credit	301,500	—
Retirement plans and other non-current liabilities	46,830	27,555
Insurance claims	264,016	197,616

Total liabilities	1,001,693	514,915

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 57,505,470 and
57,047,837 shares issued at April 30, 2008 and October 31, 2007, respectively	575	571
Additional paid-in capital	273,236	261,182
Accumulated other comprehensive (loss) income	(729)	880
Retained earnings	469,677	465,463
Cost of treasury stock (7,028,500 shares at both April 30, 2008 and October 31, 2007)	(122,338)	(122,338)

Total stockholders’ equity	620,421	605,758

Total liabilities and stockholders’ equity	$1,622,114	$1,120,673

See accompanying notes of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2008	2007	2008	2007

	(Unaudited)
Revenues
Sales and other income	$938,534	$697,851	$1,861,170	$1,401,400

Expenses
Operating expenses and cost of goods sold	833,317	619,313	1,666,239	1,249,418
Selling, general and administrative	74,441	51,601	146,441	110,214
Goodwill impairment	4,500	—	4,500	—
Amortization of intangible assets	2,544	1,331	4,925	2,671

Total operating expenses	914,802	672,245	1,822,105	1,362,303

Operating profit	23,732	25,606	39,065	39,097
Interest expense	3,858	109	8,590	242

Income before income taxes	19,874	25,497	30,475	38,855
Provision for income taxes	8,802	8,775	13,039	13,429

Net income	$11,072	$16,722	$17,436	$25,426

Net income per common share
Basic	$0.22	$0.34	$0.35	$0.52
Diluted	$0.22	$0.33	$0.34	$0.51

Weighted-average common and common equivalent shares outstanding
Basic	50,424	49,385	50,268	49,075
Diluted	51,299	50,754	51,105	50,245

Dividends declared per common share	$0.125	$0.12	$0.25	$0.24
See accompanying notes of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 30,
(in thousands)	2008	2007

	(Unaudited)
Cash flows from operating activities:
Net income	$17,436	$25,426
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangible assets	12,839	9,898
Share-based compensation expense	3,391	5,810
Provision for bad debt	1,782	430
Goodwill impairment	4,500	—
Discount accretion on insurance claims	1,000	—
Gain on sale of assets	(209)	(425)
Changes in assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(32,925)	7,387
Inventories	1,233	(520)
Deferred income taxes	2,046	(1,851)
Prepaid expenses and other current assets	(2,003)	(20,553)
Insurance recoverables	1,500	(310)
Other assets and long-term receivables	(274)	(3,970)
Income taxes	2,239	(35,503)
Retirement plans and other non-current liabilities	(1,441)	(378)
Insurance claims	(2,836)	1,452
Trade accounts payable and other accrued liabilities	12,679	(15,858)

Net cash provided by (used in) operating activities	20,957	(28,965)

Cash flows from investing activities:
Additions to property, plant and equipment	(17,810)	(7,103)
Proceeds from sale of assets	1,289	2,088
Purchase of businesses	(419,940)	(10,086)
Investment in auction rate securities	—	(296,750)
Proceeds from sale of auction rate securities	—	296,750

Net cash used in investing activities	(436,461)	(15,101)

Cash flows from financing activities:
Common stock issued	7,788	20,568
Dividends paid	(12,571)	(11,818)
Borrowings from line of credit	585,000	—
Repayment of borrowings from line of credit	(283,500)	—

Net cash provided by financing activities	296,717	8,750

Net decrease in cash and cash equivalents	(118,787)	(35,316)
Cash and cash equivalents at beginning of period	136,192	134,001

Cash and cash equivalents at end of period	$17,405	$98,685

Supplemental Data:
Cash paid for income taxes	$8,410	$47,120
Tax benefit from exercise of options	$683	$3,663
Cash received from exercise of options	$7,105	$16,905
Interest paid on line of credit	$7,161	$—
Non-cash investing activities:
Common stock issued for business acquired	$621	$491

See accompanying notes of the consolidated financial statements.

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
     Certain reclassifications have been made to prior periods to conform to the current period presentation. Beginning in fiscal 2008, interest expense is no longer included in operating profit due to the significance of the increase in interest expense attributable to increased borrowing against the Company’s line of credit resulting from the acquisition of OneSource Services, Inc. (OneSource) on November 14, 2007.
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
     The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007. All references to years are to the Company’s fiscal year, which ends on October 31, and all references to the three- and six-month periods are to the three- and six-month periods, which end on April 30.
     During May 2008, the Company changed the timing of its annual goodwill impairment testing from the end of the fourth quarter (October 31) to the beginning of the fourth quarter (August 1). This change allows the Company to complete its annual goodwill impairment testing in advance of its year-end closing. Accordingly, management believes that this accounting change is preferable under the circumstances.
2. Adoption of New Accounting Standards
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 became effective for the Company as of November 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

3. Net Income per Common Share
     The computation of basic and diluted net income per common share was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2008	2007	2008	2007

Net income	$11,072	$16,722	$17,436	$25,426

Average common shares outstanding — Basic	50,424	49,385	50,268	49,075
Effect of dilutive securities
Stock options	659	1,289	654	1,111
Restricted stock units	148	80	120	59
Performance shares	68	—	63	—

Average common shares outstanding — Diluted	51,299	50,754	51,105	50,245

Net income per common share
Basic	$0.22	$0.34	$0.35	$0.52
Diluted	$0.22	$0.33	$0.34	$0.51
     The diluted net income per common share excludes certain stock options and restricted stock units since the effect of including these stock options and restricted stock units would have been anti-dilutive as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2008	2007	2008	2007

Stock options	845	93	1,006	426
Restricted stock units	30	90	168	45
4. Share-Based Compensation Plans
     Share-based compensation expense was $2.3 million and $2.8 million for the three months ended April 30, 2008 and 2007, respectively, and $3.4 million and $5.8 million for the six months ended April 30, 2008 and 2007, respectively.
     Share-based compensation expense included $1.9 million of additional expense attributable to the accelerated vesting of stock options for 452,566 shares during the three months ended April 30, 2007, under the Price-Vested Performance Stock Option Plan and $3.9 million for 934,204 shares during the six months ended April 30, 2007, in each case as a result of ABM’s stock price achieving certain target prices in a specified period.
     The Company estimates forfeiture rates based on historical data and adjusts the rates annually or as needed. The adjustment of the forfeiture rate may result in a cumulative adjustment in any period the forfeiture rate estimate is changed. In the three months ended April 30, 2008, the Company adjusted its forfeiture rate to align the estimate with expected forfeitures, which resulted in additional share-based compensation expense of $0.4 million for the three and six months ended April 30, 2008.
5. Parking Revenue Presentation
     The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking sales related solely to the reimbursement of expenses totaled

$70.1 million and $68.0 million for the three months ended April 30, 2008 and 2007, respectively, and $140.9 million and $139.2 million for the six months ended April 30, 2008 and 2007, respectively.
6. Insurance
     In connection with the purchase accounting for the OneSource acquisition, OneSource insurance claims liabilities were recorded at their fair values at the purchase date of November 14, 2007, which is based on the present value of the expected future cash flows. These discounted liabilities are being accreted to interest expense as the recorded values are brought to an undiscounted amount consistent with the accounting for the Company’s other insurance claims liabilities. The method of accretion approximates the effective interest yield method using the rate a market participant would use in determining the current fair value of the insurance claims liabilities. Included in interest expense in the three and six months ended April 30, 2008 was $0.5 million and $1.0 million, respectively, of interest accretion related to OneSource insurance claims liabilities. Any future changes in assumptions will be recognized prospectively.
     Evaluations covering the Company’s prior years’ workers’ compensation, general liability and auto liability claims, excluding claims acquired from OneSource, as of January 31, 2008 resulted in a $7.2 million reduction of the Company’s self-insurance reserves recorded in the three months ended April 30, 2008. Comparable January 31, 2007 evaluations resulted in a $4.2 million reduction recorded in the three months ended January 31, 2007.
     The Company includes in its reported self-insurance liabilities the liabilities in excess of its self-insurance retention limits and records corresponding receivables for the amounts to be recovered from the excess insurance providers. The total estimated liability for claims incurred at April 30, 2008 and October 31, 2007 was $351.0 million and $261.0 million, respectively.
     In connection with certain self-insurance programs, the Company had standby letters of credit, insurance deposits and surety bonds supporting estimated unpaid liabilities. At April 30, 2008 and October 31, 2007, the Company had $112.2 million and $102.3 million in standby letters of credit, $42.5 million and $0.0 million in insurance deposits, and $124.9 million and $62.8 million in surety bonds, respectively, supporting estimated unpaid liabilities.
7. Acquisitions
     On November 14, 2007, the Company acquired OneSource, a janitorial facility services company, formed under the laws of Belize, with US operations headquartered in Atlanta, Georgia. OneSource was a provider of janitorial and related services, including landscaping, commercial, industrial, institutional and retail accounts in the United States and Puerto Rico, as well as in British Columbia, Canada. The consideration was $365.0 million, which was paid by a combination of current cash and borrowings from the Company’s line of credit. In addition, following the closing, the Company paid in full the $21.5 million outstanding under OneSource’s then-existing line of credit. The Company also incurred $4.0 million in direct acquisition costs. The OneSource acquisition was accounted for using the purchase method of accounting.
     Under the purchase method of accounting, the purchase price of OneSource was preliminarily allocated to the underlying assets acquired, including identified intangible assets, and liabilities assumed based on their respective estimated fair values as of November 14, 2007. The excess of the cost of the acquisition over the amounts assigned to the net assets acquired was allocated to goodwill. The amount allocated to goodwill is reflective of the Company’s objective of achieving operating margins for the OneSource business that are consistent with other operations in the Janitorial segment and increasing operating efficiencies by reducing duplicative positions and back office functions, consolidating facilities and eliminating professional fees and other services.

     The Company’s preliminary purchase price allocation was as follows:
Purchase Price:

(in thousands)

Paid to OneSource shareholders	$365,000
Payment of OneSource’s pre-existing line of credit	21,474
Acquisition costs	4,017

Total cash consideration	$390,491

Allocated to:

Trade accounts receivable, net	96,772
Other current assets	12,963
Insurance recoverables	9,551
Insurance deposits	42,502
Property, plant, and equipment	9,781
Identifiable intangible assets	34,400
Net deferred income tax assets	76,012
Other non-current assets	10,389
Current liabilities	(62,336)
Insurance reserves	(91,754)
Other non-current liabilities	(20,991)
Minority interest	(5,384)
Goodwill	278,586

Net assets acquired	$390,491

     During the three months ended April 30, 2008, the Company made the following subsequent adjustments to the preliminary purchase price allocation to the assets acquired and liabilities assumed as of November 14, 2007:

(in thousands)

Preliminary goodwill allocation at November 14, 2007	$278,586
Trade accounts receivable, net	900
Property, plant, and equipment	181
Net deferred income tax assets	228
Current liabilities	2,257

Goodwill allocation at April 30, 2008	$282,152

     As of April 30, 2008, the Company had not completed the allocation of the purchase price of the acquisition. Accordingly, further changes to the fair values of the assets acquired (including, but not limited to goodwill, net deferred tax assets, property, plant and equipment, trade accounts receivable, net and other identifiable intangible assets) and liabilities assumed (including, but not limited to insurance claims and other liabilities) will be recorded as the valuation and purchase price allocations are finalized during the remainder of the fiscal year 2008.
     The results of operations for OneSource are included in the Company’s Janitorial segment results beginning November 14, 2007.
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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2008	2007	2008	2007

Revenues	$938,534	$903,718	$1,891,032	$1,789,544
Net income	$11,072	$8,341	$17,048	$12,909
Net income per common share
Basic	$0.22	$0.17	$0.34	$0.26
Diluted	$0.22	$0.17	$0.33	$0.26
     The reduction in reported diluted net income per common share for the three and six months ended April 30, 2007 from $0.33 and $0.51, respectively, on the consolidated statements of income to $0.17 and $0.26, respectively, in the pro forma above is primarily due to the inclusion of pro forma financing interest expense and the absence from the pro forma results of operating cost synergies that were obtained from the integration of OneSource’s operations.
     On January 4, 2008, the Company acquired the remaining equity of Southern Management Company (Southern Management), a facility services company based in Chattanooga, Tennessee, for $24.4 million, which includes direct acquisition costs of $0.4 million. OneSource owned 50% of Southern Management’s equity when OneSource was acquired by the Company. OneSource consolidated the results of operations of Southern Management while it owned the 50% equity interest in Southern Management. At closing, $16.8 million was paid to the other shareholders of Southern Management and the remaining $7.2 million was deposited into an escrow account pending confirmation of Southern Management’s 2007 results of operations. In the second quarter of 2008, this $7.2 million was paid to the other shareholders of Southern Management. Of the $24.4 million payment, $18.7 million was allocated to goodwill and the remaining $5.7 million eliminated the minority interest. An additional $2.9 million was paid in March 2008 to the other shareholders of Southern Management with respect to undistributed 2007 earnings. This amount was allocated to goodwill. Southern Management was a provider of janitorial and related services to commercial, institutional and industrial facilities and schools throughout the Southern United States. Southern Management’s operations are included in the Janitorial segment.
     Total additional consideration during the six months ended April 30, 2008 for other earlier acquisitions was $2.7 million, which represented contingent amounts based on subsequent performance.
8.	Goodwill and Other Intangibles
     Goodwill. The changes in the carrying amount of goodwill for the six months ended April 30, 2008 were as follows:

		Goodwill Related to
		Initial	Contingent
	Balance as of	Payments for	Amounts		Balance as of
(in thousands)	October 31, 2007	Acquisitions	& Other	Impairment	April 30, 2008

Janitorial	$156,725	$303,827	$1,862	$—	$462,414
Parking	31,143	—	(100)	—	31,043
Security	44,135	—	618	—	44,753
Engineering	2,174	—	—	—	2,174
Lighting	18,002	—	—	(4,500)	13,502

Total	$252,179	$303,827	$2,380	$(4,500)	$553,886

     Of the $553.9 million carrying amount of goodwill as of April 30, 2008, $346.6 million was not amortizable for income tax purposes because the related businesses were purchased through a tax-free exchange or stock acquisition or were acquired prior to 1991.
     Other Intangibles. The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the six months ended April 30, 2008 were as follows:

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retirements	April 30,	October 31,		Retirements	April 30,
(in thousands)	2007	Additions	and Other	2008	2007	Additions	and Other	2008

Customer contracts and relationships	$39,379	$34,435	$—	$73,814	$(17,086)	$(4,498)	$—	$(21,584)
Trademarks and trade names	3,850	300	—	4,150	(2,354)	(342)	—	(2,696)
Other (contract rights, etc.)	2,180	76	—	2,256	(1,396)	(85)	—	(1,481)

Total	$45,409	$34,811	$—	$80,220	$(20,836)	$(4,925)	$—	$(25,761)

     The customer contracts and relationships intangible assets are being amortized using the sum-of-the-years-digits method over useful lives that are consistent with the estimated useful life considerations used in the determinations of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible assets are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Other intangible assets, consisting principally of contract rights, are being amortized over the contract periods using the straight-line method.
     The weighted average remaining lives as of April 30, 2008, and the amortization expense for the three and six months ended April 30, 2008 and 2007, of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding years are as follows:

	Weighted
	Average	Amortization Expense				Estimated Amortization Expense
	Remaining	Three Months Ended		Six Months Ended		Years Ending
	Life	April 30,		April 30,		October 31,
($ in thousands)	(Years)	2008	2007	2008	2007	2009	2010	2011	2012	2013

Customer contracts and relationships	11.7	$2,313	$1,147	$4,498	$2,303	$8,356	$7,393	$6,431	$5,527	$4,653
Trademarks and trade names	6.3	187	142	342	277	313	110	110	110	110
Other (contract rights, etc.)	6.2	44	42	85	91	162	132	132	113	38

Total	11.5	$2,544	$1,331	$4,925	$2,671	$8,831	$7,635	$6,673	$5,750	$4,801

     Of the $54.5 million carrying amount of intangibles other than goodwill as of April 30, 2008, $33.5 million was not amortizable for income tax purposes because the related businesses were purchased through tax-free stock acquisitions.
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

     Under the new Facility, no compensating balances are required and the interest rate is determined at the time of borrowing from the syndicate lenders based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.625% to 1.375% or, at ABM’s election, at the higher of the federal funds rate plus 0.5% and the BofA prime rate (Alternate Base Rate) plus a spread of 0.000% to 0.375%. A portion of the new Facility is also available for swing line (same-day) borrowings funded by BofA, as swing line lender, at the Interbank Offered Rate (IBOR) plus a spread of 0.625% to 1.375% or, at ABM’s election, at the Alternate Base Rate plus a spread of 0.000% to 0.375%. The new Facility calls for a non-use fee payable quarterly, in arrears, of 0.125% to 0.250% of the average, daily, unused portion of the new Facility. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with ABM’s self-insurance program and cash borrowings are counted as use of the new Facility. The spreads for LIBOR, Alternate Base Rate and IBOR borrowings and the commitment fee percentage are based on ABM’s leverage ratio. The new Facility permits ABM to request an increase in the amount of the line of credit by up to $100.0 million (subject to receipt of commitments for the increased amount from existing and new lenders). The standby letters of credit outstanding under the old Facility have been replaced and are now outstanding under the new Facility. As of April 30, 2008, the total outstanding amounts under the new Facility in the form of cash borrowings and standby letters of credit were $301.5 million and $118.6 million, respectively.
     The new Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the new Facility also requires that ABM maintain three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at each fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at each fiscal quarter-end; and (3) a consolidated net worth of greater than or equal to the sum of (i) $475.0 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after November 14, 2007 (with no deduction for a net loss in any such fiscal quarter), and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM and its subsidiaries after November 14, 2007 by reason of the issuance and sale of capital stock or other equity interests of ABM or any subsidiary, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to ABM’s employee stock purchase plans, employee stock option plans and similar programs. The Company was in compliance with all covenants as of April 30, 2008.
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
10.	Comprehensive Income
     The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2008	2007	2008	2007

Net income	$11,072	$16,722	$17,436	$25,426
Other comprehensive income (loss):
Change in unrealized income (loss) on investment	58	—	(881)	—
Foreign currency translation	(47)	233	(97)	47

Comprehensive income	$11,083	$16,955	$16,458	$25,473

     Actuarial gains and losses on benefit plans were not material for the three and six months ended April 30, 2008.

11.	Benefit Plans
Plans Assumed with OneSource Acquisition
     Certain current and former non-union OneSource employees are covered by a non-contributory, funded, defined benefit plan (OneSource Defined Benefit Plan). Benefits under the OneSource Defined Benefit Plan are based upon a formula, using an employee’s length of service and average compensation. In 1989, the OneSource Defined Benefit Plan was frozen, so that no additional benefits are earned by plan participants.
Financial Information Applicable to the Company’s Benefit Plans, including those Assumed with the OneSource Acquisition
     On April 30, 2008, the liabilities under the Company’s defined benefit plans and deferred compensation plans, including OneSource plans, were $13.9 million and $18.5 million, respectively. The liabilities under the Company’s defined benefit and deferred compensation plans at October 31, 2007, were $6.4 million and $10.2 million, respectively. These amounts are included in retirement plans and other non-current liabilities.
     The components of net periodic cost of the Company’s defined benefit plans and the post-retirement benefit plan for the three and six months ended April 30, 2008 and 2007, were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2008	2007	2008	2007

Defined Benefit Plans
Service cost	$12	$(11)	$24	$3
Interest	208	92	416	185
Amortization of actuarial loss	160	31	320	61
Loss on plan investment	(93)	—	(186)	—

Net periodic cost	$287	$112	$574	$249

Post-Retirement Benefit Plan
Service cost	$4	$6	$9	$12
Interest	58	61	116	121
Amortization of actuarial gain	(26)	(13)	(52)	(25)

Net periodic cost	$36	$54	$73	$108

     The transactions under the Company’s unfunded deferred compensation plan, the unfunded director deferred compensation plan, and the funded deferred compensation plan for the three and six months ended April 30, 2008 and 2007, were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2008	2007	2008	2007

Participant contributions	$399	$180	$953	$461
Company contributions	$38	$—	$92	$—
Gain (loss) on plan investment	$504	$—	$(264)	$—
Interest accrued	$123	$169	$262	$357
Distributions	$(1,996)	$(1,058)	$(2,868)	$(1,153)
     The Company makes contributions under a number of union-sponsored multi-employer arrangements, including additional defined contribution and defined benefit plans covering OneSource employees. Contributions made for pension plans under collective bargaining agreements were $12.2 million and $24.3 million (which included $2.0 million and $4.0 million for OneSource employees, respectively) for the three and six months ended April 30, 2008, respectively, and $9.1 million and $18.4 million for the three and six months ended April 30, 2007, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.
12.	Segment Information
     The Company is currently organized into five separate reportable operating segments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering and Lighting are reportable segments. Segment sales and other income and operating profits were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2008	2007	2008	2007

Sales and other income
Janitorial	$625,542	$399,518	$1,231,587 *	$799,744
Parking	124,512	118,521	248,467	233,327
Security	82,285	77,549	163,226	158,367
Engineering	79,346	72,044	161,161	146,822
Lighting	26,195	28,923	55,095	59,980
Corporate	654	1,296	1,634	3,160

	$938,534	$697,851	$1,861,170	$1,401,400

Operating profit
Janitorial	$29,844	$23,758	$50,786 *	$40,600
Parking	4,364	7,967	8,253	11,007
Security	1,473	(434)	2,865	666
Engineering	4,286	2,896	7,812	5,970
Lighting	(685)	590	(809)	1,265
Lighting goodwill impairment	(4,500)	—	(4,500)	—
Corporate	(11,050)	(9,171)	(25,342)	(20,411)

Operating profit	23,732	25,606	39,065	39,097
Interest expense	(3,858)	(109)	(8,590)	(242)

Income before income taxes	$19,874	$25,497	$30,475	$38,855

*	Includes OneSource results from date of acquisition on November 14, 2007
     Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years, the Company’s share-based compensation costs, employee severance costs associated with the integration of OneSource’s operations into the Janitorial segment, and certain information technology costs. Until damages and costs are awarded or a matter is settled, the Company also accrues probable and estimable losses associated with pending litigation in Corporate.
     Janitorial total assets increased from $416.1 million on October 31, 2007 to $1,038.5 million on April 30, 2008, primarily due to assets acquired in the purchase of OneSource.
13.	Contingencies
     The Company is subject to various legal and arbitration proceedings and other contingencies that have arisen in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company accrues the amount of probable and estimable losses related to such matters. At April 30, 2008, the total amount of probable and estimable losses accrued for legal and other contingencies was $5.0 million. However, the ultimate resolution of legal and arbitration proceedings and other contingencies is always uncertain. If actual losses materially exceed the estimates accrued, the Company’s financial condition and results of operations could be materially adversely affected.
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
     As of November 1, 2007, the Company had $2.4 million of unrecognized tax benefits, all of which, if recognized, would affect its effective tax rate. The Company’s policy to include interest and penalties related to unrecognized tax benefits in income tax expense did not change upon the adoption of FIN 48. As of November 1, 2007, the Company had accrued interest related to uncertain tax positions of $0.2 million, net of federal income tax benefit, on the Company’s balance sheet. During the six months ended April 30, 2008, the Company increased the unrecognized tax benefits by $110.8 million, as a result of the OneSource acquisition, none of which, if recognized, would affect its effective tax rate because the recognition would be treated as a purchase price adjustment. The Company has recorded $2.5 million of the unrecognized tax benefits as a current liability.
     The Company’s major tax jurisdiction is the United States and its U.S. federal income tax return has been examined by the tax authorities through October 31, 2004. The Company does business in almost every state, significantly in California, Texas and New York, as well as several foreign locations. In major state jurisdictions, the tax years 2003-2006 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by the States of New York, Illinois, Minnesota and Arizona.
     The estimated annual effective tax rate, excluding discrete items, for the three months ended April 30, 2008 was 38.0%, compared to the 37.0% used for the three months ended April 30, 2007. The increase was largely due to a higher estimated overall state tax rate arising from the requirement to file a combined gross margin tax return in Texas. The effective tax rate was 44.3% and 34.4% in the three months ended April 30, 2008 and 2007, respectively, and 42.8% and 34.6% in the six months ended April 30, 2008 and 2007, respectively, due to certain discrete tax items. The effective tax rate for the three- and six-month periods in 2008 was higher than the expected annual rate primarily due to a portion of the goodwill impairment charge being non-deductible for tax purposes, which reduced the expected tax benefit by $1.3 million. The six months ended April 30, 2007 included a $0.3 million tax benefit that was primarily due to the inclusion in the period of Work Opportunity Tax Credits attributable to 2006, but not recognizable in 2006 because the program had expired and was not extended until 2007. The Work Opportunity Tax Credits attributable to 2008 and 2007 were recorded in 2008 and 2007, respectively.
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
     Certain corporate employees are entitled to severance payments upon termination in the period between March 2008 and October 2011. The initial estimated severance of $3.5 million, which is the potential severance if all corporate employees are terminated as their functions move from San Francisco to New York or Houston, was reduced to $1.7 million as of April 30, 2008. The estimated severance costs were reduced as a result of the assessment by management that certain corporate activities and personnel will not be transitioned out of San Francisco as originally planned. The severance costs have been recognized in selling, general and administrative expense. No other material costs associated with the transition are planned.
     The following table presents changes to the transition liability during the six months ended April 30, 2008 (in thousands):

Liability on			Liability on
October 31,	Net	Cash	April 30,
2007	Expense	Payments	2008

$604	$812	$(831)	$585
     Transition liabilities due within one year of the balance sheet date are classified as other accrued liabilities.
16.	Lighting Goodwill Impairment
     In response to objective evidence about the implied fair value of goodwill relating to the Company’s Lighting segment noted in connection with the preparation of the financial statements for the three months ended April 30,2008, the Company performed an assessment of goodwill for impairment. On a preliminary basis, the goodwill in the Lighting segment was determined to be impaired and a non-cash, pre-tax goodwill impairment charge of $4.5 million was recorded on April 30, 2008. This estimate will be finalized in the quarter ending July 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements of ABM Industries Incorporated (ABM, and together with its subsidiaries, the Company) included in this Quarterly Report on Form 10-Q and with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2007. All information in the discussion and references to the years are based on the Company’s fiscal year, which ends on October 31, and all references to the three- and six-month periods are to the three- and six-month periods, which end on April 30.
Overview
     The Company provides janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and Puerto Rico, as well as in British Columbia, Canada. The Company has five reportable segments: Janitorial, Parking, Security, Engineering and Lighting.
     On November 14, 2007, ABM acquired OneSource Services, Inc. (OneSource), a janitorial facilities company formed under the laws of Belize with US operations headquartered in Atlanta, Georgia. The consideration was $365.0 million, which was paid by a combination of current cash and borrowings from the Company’s line of credit. In addition, following the closing, the Company paid in full $21.5 million outstanding under OneSource’s then-existing line of credit. The Company also incurred $4.0 million in direct acquisition costs. With annual revenues of approximately $825 million in the year ended March 31, 2007 and approximately 30,000 employees, OneSource was a provider of janitorial and related services, including landscaping, for more than 10,000 commercial, industrial, institutional and retail accounts in the United States and Puerto Rico, as well as in British Columbia, Canada.
     OneSource’s operations are included in the Janitorial segment, the largest segment of the Company’s business. Including OneSource, the Janitorial segment generated over 66% of the Company’s sales and other income (hereinafter called Sales) and over 79% of its operating profit before Corporate expenses in the first six months of 2008.
     The Company expects to achieve operating margins for the OneSource business consistent with its other operations in the Janitorial segment and attain annual cost synergies between $45 million and $50 million. The annual cost synergies are expected to be fully implemented within 18 months after the acquisition. In 2008, the Company expects to realize between $28 million and $32 million of synergies before giving effect to the costs to achieve these synergies, as discussed below. This will be achieved primarily through a reduction in duplicative positions and back office functions, the consolidation of facilities, and the reduction in professional fees and other services.
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
     The Company’s growth in Sales in the first six months of 2008 from the same period in 2007 is attributable primarily to the acquisition of OneSource as described above. The Company did experience organic growth in Sales in the first six months of 2008, which represented not only Sales from new customers, but also expanded services or increases in the scope of work for existing customers. In the long run, achieving the desired levels of Sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately owned facility services companies that typically have the lower cost advantage.
     In the long term, the Company expects to focus its financial and management resources on those businesses in which it can grow to be a leading national service provider. It also plans to increase Sales by expanding its services into international markets.
     In the short-term, management is focused on pursuing new business, increasing operating efficiencies, and integrating its most recent acquisitions, particularly OneSource. The Company is implementing a new payroll and human resources information system and upgrading its accounting systems and expects full implementation by the end of 2009. In addition, the Company is in process of relocating its Janitorial headquarters to Houston, concentrating its other business units in Southern California and relocating its corporate headquarters to New York City. During the remainder of 2008, the Company expects to incur expenses of approximately $11 million associated with the upgrade of the existing accounting systems, implementation of a new payroll system and human resources information system, relocation of corporate headquarters and costs to achieve synergies with OneSource.
Liquidity and Capital Resources

	April 30,	October 31,
(in thousands)	2008	2007	Change

Cash and cash equivalents	$17,405	$136,192	$(118,787)
Working capital	$296,773	$353,146	$(56,373)

	Six Months Ended April 30,
(in thousands)	2008	2007	Change

Net cash provided by (used in) operating activities	$20,957	$(28,965)	$49,922
Net cash used in investing activities	$(436,461)	$(15,101)	$(421,360)
Net cash provided by financing activities	$296,717	$8,750	$287,967
     Cash provided by operations and bank borrowings have historically been used for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of April 30, 2008 and October 31, 2007, the Company’s cash and cash equivalents totaled $17.4 million and $136.2 million, respectively. The cash balance at April 30, 2008 declined from October 31,

2007 primarily due to the acquisition of OneSource. The total purchase price, including the payment in full of OneSource’s pre-existing debt of $21.5 million and direct acquisition costs of $4.0 million, was $390.5 million, which was paid by a combination of current cash and borrowings from the Company’s line of credit. In addition, the Company paid $27.3 million in cash, including $0.4 million in direct acquisition costs, for the remaining equity of Southern Management Company (Southern Management). See Note 7 – Acquisitions of the Notes to the Consolidated Financial Statements contained in Item 1, “Financial Statements.”
     The Company believes that the current cash and cash equivalents, cash generated from operations and amounts available under its $450 million line of credit will be sufficient to meet the Company’s cash requirements for the long-term, except to the extent cash is required for significant acquisitions, if any.
     Working Capital. Working capital decreased by $56.4 million to $296.8 million at April 30, 2008 from $353.1 million at October 31, 2007, primarily due to the $118.8 million decrease in cash and cash equivalents tied to the acquisition of OneSource, which was partially offset by additional working capital from OneSource. Trade accounts receivable increased by $127.9 million to $498.4 million at April 30, 2008, of which $94.9 million was attributable to OneSource. These amounts were net of allowances for doubtful accounts and sales totaling $10.4 million and $6.9 million at April 30, 2008 and October 31, 2007, respectively. At April 30, 2008, accounts receivable that were over 90 days past due had increased by $11.4 million to $39.3 million (7.7% of the total outstanding) from $27.9 million (7.4% of the total outstanding) at October 31, 2007. Of the over 90 days past due trade receivables, $8.6 million was attributable to OneSource. The increase to accounts receivable is mainly associated with increased Sales.
     Cash Flows from Operating Activities. Net cash provided by operating activities was $21.0 million in the first six months of 2008, compared to $29.0 million used in the first six months of 2007. The first six months of 2007 included a $34.9 million income tax payment relating to the $80.0 million gain on the settlement of the World Trade Center insurance claims in the fourth quarter of 2006. Excluding the effects of the OneSource acquisition, accounts receivable in the first six months of 2008 increased $32.9 million from the same period of 2007 due to increased Sales. The effect of this increase to operating cash flows was partially offset by a $12.7 million increase to accounts payable and accrued liabilities.
     Cash Flows from Investing Activities. Net cash used in investing activities in the first six months of 2008 was $436.5 million, compared to $15.1 million in the first six months of 2007. The increase was primarily due to the $390.5 million and $27.3 million paid for OneSource and the remaining 50% of the equity of Southern Management, respectively. Cash paid for acquisitions in the first six months of 2007 consisted of a $7.1 million payment for the acquisition of the assets of HealthCare Parking Systems of America and $3.0 million of contingent amounts for businesses acquired in periods prior to 2007. In addition, property, plant and equipment additions increased by $10.7 million in the first six months of 2008 compared to the first six months of 2007, which mainly reflects capitalized costs associated with the upgrade of the Company’s accounting systems and the implementation of a new payroll and human resources information system.
     Cash Flows from Financing Activities. Net cash provided by financing activities was $296.7 million in the first six months of 2008, compared to $8.8 million in the first six months of 2007. In the first six months of 2008, the Company borrowed $301.5 million, net from the Company’s line of credit primarily in connection with the acquisitions of OneSource and the remaining 50% of the equity of Southern Management.
     Line of Credit. ABM has a $450.0 million five-year syndicated line of credit that is scheduled to expire on November 14, 2012. The line of credit is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes. See Note 9 – Line of Credit Facility of the Notes to the Consolidated Financial Statements contained in Item 1, “Financial Statements.”

     As of April 30, 2008, the total outstanding amounts under the line of credit in the form of cash borrowings and standby letters of credit were $301.5 million and $118.6 million, respectively.
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
     The Company is also subject to various legal and arbitration proceedings and other contingencies that have arisen in the ordinary course of business, including the matters described in Part II, Item 1, Legal Proceedings. At April 30, 2008, the total amount of probable and estimable losses accrued for legal and other contingencies was $5.0 million. However, the ultimate resolution of legal and arbitration proceedings and other contingencies is always uncertain. If actual losses materially exceed the estimates accrued, the Company’s financial condition and results of operations could be materially adversely affected.
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
Acquisitions
     The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions, including OneSource, made during the six months ended April 30, 2008, are discussed in Note 7 – Acquisitions of the Notes to Consolidated Financial Statements contained in Item 1. “Financial Statements.”

Results of Operations
Three Months Ended April 30, 2008 vs. Three Months Ended April 30, 2007

	Three Months		Three Months
	Ended	% of	Ended	% of	Increase
($ in thousands)	April 30, 2008	Sales	April 30, 2007	Sales	(Decrease)

Revenues
Sales and other income	$938,534	100.0%	$697,851	100.0%	34.5%
Expenses
Operating expenses and cost of goods sold	833,317	88.8%	619,313	88.7%	34.6%
Selling, general and administrative	74,441	7.9%	51,601	7.4%	44.3%
Goodwill impairment	4,500	0.5%	—	0.0%	NM *
Amortization of intangible assets	2,544	0.3%	1,331	0.2%	91.1%

Total operating expenses	914,802	97.5%	672,245	96.3%	36.1%

Operating profit	23,732	2.5%	25,606	3.7%	-7.3%
Interest expense	3,858	0.4%	109	0.0%	NM *

Income before income taxes	19,874	2.1%	25,497	3.7%	-22.1%
Provision for income taxes	8,802	0.9%	8,775	1.3%	0.3%

Net Income	$11,072	1.2%	$16,722	2.4%	-33.8%

*	Not meaningful
     Net Income. Although the Janitorial, Security and Engineering segments had increases in operating profit, consolidated net income in the second quarter of 2008 decreased by $5.7 million, or 33.8%, to $11.1 million ($0.22 per diluted share) from $16.7 million ($0.33 per diluted share) in the second quarter of 2007. The decrease was primarily due to the absence of a $5.0 million ($3.0 million after-tax) gain recorded in the second quarter of 2007 in Parking in connection with the termination of an off-airport parking garage lease, a $4.5 million ($4.0 million after-tax) impairment charge in the second quarter of 2008 associated with Lighting goodwill, $3.9 million ($2.4 million after-tax) of interest expense attributable to the financing of the OneSource and Southern Management acquisitions, $3.8 million ($2.3 million after-tax) additional labor expense in Janitorial from an extra day in the second quarter of 2008 compared to the second quarter of 2007, $2.4 million ($1.5 million after-tax) of expenses associated with the integration of OneSource’s operations, a $1.6 million ($1.0 million after-tax) increase in professional fees, a $1.2 million ($0.7 million after-tax) increase in expenses related to severance, retention bonuses and new hires associated with the move of the Company’s corporate headquarters to New York, and a $1.2 million ($0.7 million after-tax) increase in intangible amortization primarily from OneSource intangible assets. The negative impact of these items on net income was partially offset by a $7.2 million ($4.3 million after-tax) reduction in self-insurance reserves relating to prior years in the second quarter of 2008.
     Total operating profit from the operating segments, excluding Corporate, was relatively flat in the second quarter of 2008 compared to the second quarter of 2007. The operating profit in the second quarter of 2008 was impacted by the $4.5 million goodwill impairment charge, the $3.8 million additional labor expense in Janitorial, and the $1.2 million increase in intangible amortization expense, as described above, without the benefit of the $5.0 million lease termination gain recorded in the second quarter of 2007. Also included in the operating profit from the operating segments for the second quarter of 2008 was $7.9 million ($4.8 million after-tax) of additional profit as a result of the OneSource acquisition, of which $6.8 million ($4.1 million after-tax) was attributable to synergies generated from the integration of OneSource’s operations into the Janitorial segment.

     Revenues. Sales in the second quarter of 2008 increased $240.6 million, or 34.5%, to $938.5 million from $697.9 million in the second quarter of 2007, primarily due to $212.9 million and $6.1 million of additional revenues contributed by OneSource and Healthcare Parking Systems of America (HPSA), respectively. HPSA was acquired on April 2, 2007. Excluding OneSource and HPSA, Sales increased by $21.6 million or 3.1%, during the second quarter of 2008 compared to the second quarter of 2007, which was primarily due to new business and expansion of services in all segments, except Lighting. Parking Sales in 2007 included the $5.0 million gain in connection with the off-airport parking garage lease termination.
     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross margin was 11.2% and 11.3% in the second quarters of 2008 and 2007, respectively. The slight decrease in gross margin was primarily the result of the absence of the $5.0 million gain recorded in the second quarter of 2007 in connection with the off-airport parking garage lease termination and $3.8 million of additional labor expense from an extra day in the second quarter of 2008 compared to the second quarter of 2007. These increases were partially offset by the impact of the $7.2 million reduction of the self-insurance reserves and reduced costs associated with synergies generated from the integration of OneSource’s operations into the Janitorial segment in the second quarter of 2008.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $22.8 million, or 44.3%, in the second quarter of 2008 compared to the second quarter of 2007 primarily due to an additional $16.3 million of OneSource expenses in the second quarter of 2008. Excluding OneSource, selling, general and administrative expenses increased $6.5 million. This was primarily due to $2.4 million of Corporate expenses associated with the integration of OneSource’s operations, a $1.6 million increase in professional fees, a $1.2 million increase in expenses related to severance, retention bonuses and new hires associated with the move of the Company’s corporate headquarters to New York, $0.8 million in costs associated with the operations of the Shared Services Center in Houston, and a $0.6 million increase in information technology costs.
     Goodwill Impairment. In response to objective evidence about the implied fair value of goodwill relating to the Company’s Lighting segment noted in connection with the preparation of the financial statements for the three months ended April 30, 2008, the Company performed an assessment of goodwill for impairment. On a preliminary basis, the goodwill in the Lighting segment was determined to be impaired and a non-cash, pre-tax goodwill impairment charge of $4.5 million was recorded on April 30, 2008. This estimate will be finalized in the quarter ending July 31, 2008.
     Intangible Amortization. Intangible assets amortization expense increased $1.2 million, or 91.1%, in the second quarter of 2008 compared to the second quarter of 2007, primarily due to the amortization of $34.4 million allocated to customer contracts and relationships in connection with the acquisition of OneSource.
     Interest Expense. Interest expense in the second quarter of 2008 was $3.9 million compared to $0.1 million in the second quarter of 2007. The increase is primarily the result of amounts drawn on the Company’s line of credit in connection with the acquisitions of OneSource and the remaining 50% of equity of Southern Management. Included in interest expense in the second quarter of 2008 was $0.5 million of interest accretion related to OneSource insurance claim liabilities assumed as part of the OneSource acquisition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the insurance claim liabilities associated with the allocation of the purchase price have been recorded at their fair value at November 14, 2007, which is the present value of the expected future cash flows. These discounted liabilities are accreted to interest expense as the recorded values are brought to an undiscounted amount consistent with the accounting for the Company’s other insurance claim liabilities.
     Income Taxes. The estimated annual effective tax rate, excluding discrete items, for the second quarter of 2008 was 38.0%, compared to the 37.0% used for the second quarter of 2007. The increase was largely due to a higher estimated overall state tax rate arising from the requirement to file a combined gross margin tax return in Texas. The effective tax rate was 44.3% and 34.4% in the second quarter of 2008 and 2007, respectively, due to certain discrete tax items. The effective tax rate for the three- and six-month periods in 2008 was higher than the expected annual rate primarily due to a portion of the goodwill impairment charge being non-deductible for tax purposes, which reduced the expected tax benefit by $1.3 million.
     Segment Information. Under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering and Lighting are reportable segments. Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years, the Company’s share-based compensation costs, employee severance costs associated with the integration of OneSource’s operations into the Janitorial segment, and certain information technology costs. Until damages and costs are awarded or a matter is settled, the Company also accrues probable and estimable losses associated with pending litigation in Corporate.

	Three Months Ended April 30,		Increase
($ in thousands)	2008	2007	(Decrease)

Sales and other income
Janitorial	$625,542	$399,518	56.6%
Parking	124,512	118,521	5.1%
Security	82,285	77,549	6.1%
Engineering	79,346	72,044	10.1%
Lighting	26,195	28,923	(9.4)%
Corporate	654	1,296	(49.5)%

	$938,534	$697,851	34.5%

Operating profit
Janitorial	$29,844	$23,758	25.6%
Parking	4,364	7,967	(45.2)%
Security	1,473	(434)	NM *
Engineering	4,286	2,896	48.0%
Lighting	(685)	590	NM *
Lighting goodwill impairment	(4,500)	—	NM *
Corporate	(11,050)	(9,171)	20.5%

Operating profit	23,732	25,606	(7.3)%
Interest expense	(3,858)	(109)	NM *

Income before income taxes	$19,874	$25,497	(22.1)%

*	Not meaningful
     The results of operations from the Company’s segments for the quarter ended April 30, 2008, compared to the same quarter in 2007, are more fully described below.
     Janitorial. Janitorial Sales increased $226.0 million, or 56.6%, in the second quarter of 2008 compared to the second quarter of 2007 primarily due to $212.9 million of additional revenue contributed by OneSource. Excluding the impact of the OneSource acquisition, Janitorial Sales increased by $13.2 million, or 3.3%. All Janitorial regions, except for the Southeast and Southwestern regions, experienced Sales growth, which was due to increased business from new customers and price increases to pass through a portion of union wage and benefit increases.
     Operating profit increased $6.1 million, or 25.6%, during the second quarter of 2008 compared to the second quarter of 2007. The increase was primarily attributable to $7.9 million of additional profit as a result of the OneSource acquisition, of which $6.8 million was attributable to synergies generated from the integration of OneSource’s operations into the Janitorial segment. The synergies were achieved through a reduction of duplicative positions and back office functions, the consolidation of facilities, and the reduction in professional fees and other services. The OneSource operating profit also includes $1.2 million of amortization expense associated with the acquired customer contracts and relationships intangible assets as discussed above. Excluding the impact of OneSource, Janitorial experienced a $1.8 million decrease in operating profit, which was primarily the result of $2.3 million additional labor expense from an extra day in the second quarter of 2008 compared to the second quarter of 2007.
     Parking. Parking Sales increased $6.0 million, or 5.1%, during the second quarter of 2008 compared to the second quarter of 2007, primarily due to $6.1 million of Sales contributed by HPSA, which was acquired on April 2, 2007, a $3.8 million increase in allowance, lease, and visitor parking revenues, and $1.1 million higher reimbursements for out-of-pocket expenses from managed parking lot clients in the second quarter of 2008 than in the same quarter in 2007. These increases to Parking Sales, were partially offset by the absence of the $5.0 million gain recorded in the second quarter of 2007 associated with the termination of an off-airport parking garage lease.
     Operating profit decreased $3.6 million, or 45.2%, during the second quarter of 2008 compared to the second quarter of 2007 due to the absence of the $5.0 million lease termination gain recorded in the second quarter of 2007, partially offset by $1.0 million of additional profit earned on increased allowance, lease and visitor parking revenue and $0.5 million of additional profit contributed by HPSA.
     Security. Security Sales increased $4.7 million, or 6.1%, in the second quarter of 2008 compared to the second quarter of 2007. The increase in business resulted from new customers in the Southwest, South Central and Northwest regions and expansion of services to existing customers in Northern California, which more than offset lost business in the Northeast, Central and Gulf regions. In addition, the Midwest region recorded $2.9 million of revenue from a new contract in the second quarter of 2008.
     Operating profit increased by $1.9 million in the second quarter of 2008 compared to the second quarter of 2007, primarily due to the absence of a $1.7 million litigation settlement recorded in the second quarter of 2007, which was previously accrued as a litigation loss provision in Corporate prior to settlement. In addition, operating profit was impacted by a decrease of insurance expense attributable to lower rates.
     Engineering. Engineering Sales increased $7.3 million, or 10.1%, during the second quarter of 2008 compared to the second quarter of 2007, primarily due to new business and expansion of services to existing customers. Operating profit increased by $1.4 million, or 48.0%, in the second quarter of 2008 compared to the second quarter in 2007, primarily due to additional profit from increased Sales.
     Lighting. Lighting Sales decreased $2.7 million, or 9.4%, during the second quarter of 2008 compared to the second quarter of 2007, primarily due to a decrease in time and material, and special project business. Operating loss was $5.2 million in the second quarter of 2008 compared to a $0.6 million operating profit in the second quarter of 2007. The difference of $5.8 million was primarily due to the $4.5 million charge associated with the impairment of goodwill, the decrease in Sales, and an increase in fuel expense. These decreases were partially offset by a decrease in selling, general, and administrative payroll expense due to fewer employees.
     Corporate. Corporate expense increased $1.9 million, or 20.5%, in the second quarter of 2008 compared to the second quarter of 2007, which was primarily due to $2.4 million of expenses associated with the integration of OneSource’s operations, a $1.6 million increase in professional fees, the absence of a $1.4 million benefit recorded in the second quarter of 2007 from reversing a loss provision upon a litigation settlement, the cost of which was recorded in the Security segment, a $1.2 million increase in expenses related to severance, retention bonuses and new hires associated with the move of the Company’s corporate headquarters to New York, $0.8 million in costs associated with the operations of the Shared Services Center in Houston and a $0.6 million increase in information technology costs. The impact of these increases to

Corporate expense was partially offset by a $7.2 million reduction in self-insurance reserves related to prior years.
Six Months Ended April 30, 2008 vs. Six Months Ended April 30, 2007

	Six Months		Six Months
	Ended	% of	Ended	% of	Increase
($ in thousands)	April 30, 2008	Sales	April 30, 2007	Sales	(Decrease)

Revenues
Sales and other income	$1,861,170	100.0%	$1,401,400	100.0%	32.8%
Expenses
Operating expenses and cost of goods sold	1,666,239	89.5%	1,249,418	89.2%	33.4%
Selling, general and administrative	146,441	7.9%	110,214	7.9%	32.9%
Goodwill impairment	4,500	0.2%	—	0.0%	NM *
Amortization of intangible assets	4,925	0.3%	2,671	0.2%	84.4%

Total operating expenses	1,822,105	97.9%	1,362,303	97.2%	33.8%

Operating profit	39,065	2.1%	39,097	2.8%	-0.1%
Interest expense	8,590	0.5%	242	0.0%	NM *

Income before income taxes	30,475	1.6%	38,855	2.8%	-21.6%
Income taxes	13,039	0.7%	13,429	1.0%	-2.9%

Net Income	$17,436	0.9%	$25,426	1.8%	-31.4%

*	Not meaningful
     Net Income. Although the Janitorial, Security and Engineering segments had increases to operating profit, consolidated net income in the first six months of 2008 decreased by $8.0 million, or 31.4%, to $17.4 million ($0.34 per diluted share) from $25.4 million ($0.51 per diluted share) in the first six months of 2007. The decrease was primarily due to $8.6 million ($5.1 million after-tax) of interest expense attributable to the financing of the OneSource and Southern Management acquisitions, the absence of a $5.0 million ($3.0 million after-tax) gain recorded in the second quarter of 2007 in Parking in connection with the termination of an off-airport parking garage lease, a $4.5 million ($4.0 million after-tax) impairment charge in the first six months of 2008 associated with Lighting goodwill, $3.8 million ($2.3 million after-tax) of additional labor expense in Janitorial from an extra day in the first six months of 2008 compared to the first six months of 2007, $3.0 million ($1.8 million after-tax) of expenses associated with the integration of OneSource’s operations, a $2.3 million ($1.4 million after-tax) increase in intangible amortization primarily from OneSource intangible assets, and a $2.2 million ($1.3 million after-tax) increase in expenses related to severance, retention bonuses and new hires associated with the move of the Company’s corporate headquarters to New York. The negative impact of these items on net income was partially offset by a $3.0 million ($1.8 million after-tax) reduction in self-insurance reserves relating to prior years in the first six months of 2008 than in the first six months of 2007, and the absence of additional share-based compensation expense of $3.9 million ($2.4 million after-tax) relating to the acceleration of price vested options recorded in the first six months of 2007.
     Operating profit from the operating segments, excluding Corporate, increased $4.9 million ($3.0 million after-tax), in the first six months of 2008 compared to the first six months of 2007. The operating profit in the first six months of 2008 was impacted by the $4.5 million goodwill impairment charge, the

$3.8 million additional labor expense in Janitorial and the $2.3 million increase in intangible amortization expense, as described above, without the benefit of the $5.0 million lease termination gain. Included in operating profit from the operating segments for the first six months of 2008 was $11.6 million ($7.0 million after-tax) of additional profit as a result of the OneSource acquisition, of which $9.2 million ($5.6 million after tax) was attributable to synergies generated from the integration of OneSource’s operations.
     Revenues. Sales in the first six months of 2008 increased $459.8 million, or 32.8%, to $1,861.2 million from $1,401.4 million in the first six months of 2007, primarily due to $402.2 million and $14.8 million of additional revenues contributed by OneSource and HPSA, respectively. Excluding the OneSource and HPSA revenues, Sales increased by $42.8 million or 3.1% during the first six months of 2008 compared to 2007, which was primarily due to new business and expansion of services in all segments except Lighting. Partially offsetting these increases to revenue, Parking Sales in the first six months of 2007 included the $5.0 million gain in connection with the lease termination described above.
     Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross margin was 10.5% and 10.8% in the first six months of 2008 and 2007, respectively. The decrease in margin was primarily due to the absence of a $5.0 million gain in Parking in connection with the termination of an off-airport parking garage lease recorded in the first six months of 2007, and the $3.8 million of labor expense in Janitorial from an extra day in the first six months of 2008 compared to the first six months of 2007, partially offset by a $3.0 million reduction in the Company’s self insurance reserves in the first six months of 2008 than in the first six months of 2007.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $36.3 million, or 32.9%, in the first six months of 2008 compared to the first six months of 2007 primarily due to an additional $33.0 million of OneSource expenses in the first six months of 2008. Excluding OneSource, selling, general and administrative expenses increased $3.3 million, which was primarily due to $3.0 million of Corporate expenses associated with the integration of OneSource’s operations, a $2.2 million increase in expenses related to severance, retention bonuses and new hires associated with the move of the Company’s corporate headquarters to New York, a $1.5 million increase in information technology costs, $1.3 million increase in costs associated with the operations of the Shared Services Center in Houston. The impact of the increases in these items on selling, general and administrative expenses was partially offset by the absence of $3.9 million of share-based compensation expense related to the acceleration of price-vested options recognized when target prices for ABM common stock were achieved, which was recorded in the first six months of 2007.
     Goodwill Impairment. In response to objective evidence about the implied fair value of goodwill relating to the Company’s Lighting segment noted in connection with the preparation of the financial statements for the three months ended April 30, 2008, the Company performed an assessment of goodwill for impairment. On a preliminary basis, the goodwill in the Lighting segment was determined to be impaired and a non-cash, pre-tax goodwill impairment charge of $4.5 million was recorded on April 30, 2008. This estimate will be finalized in the quarter ending July 31, 2008.
     Intangible Amortization. Intangible assets amortization expense increased $2.3 million, or 84.4%, in the first six months of 2008 compared to the first six months of 2007, primarily due to the amortization of $34.4 million allocated to customer contracts and relationships in connection with the acquisition of OneSource.
     Interest Expense. Interest expense in the first six months of 2008 was $8.6 million compared to $0.2 million in the first six months of 2007. The increase is primarily the result of amounts drawn on the Company’s line of credit in connection with the acquisitions of OneSource and the remaining 50% of equity of Southern Management. Included in interest expense in the first six months of 2008 was $1.0 million of interest accretion related to OneSource insurance claim liabilities assumed as part of the OneSource acquisition.
     Income Taxes. The estimated annual effective tax rate, excluding discrete items, for the first six months of 2008 was 38.0%, compared to the 37.0% used for the first six months of 2007. The increase was largely due to a higher estimated overall state tax rate arising from the requirement to file a combined gross margin tax return in Texas. The effective tax rate was 42.8% and 34.6% in the first six months of 2008 and 2007, respectively, due to certain discrete tax items. The effective tax rate for the three- and six-month periods in 2008 was higher than the expected annual rate primarily due to a portion of the goodwill impairment charge being non-deductible for tax purposes, which reduced the expected tax benefit by $1.3 million. The first six months of 2007 included a $0.3 million tax benefit that was primarily due to the inclusion in the period of Work Opportunity Tax Credits attributable to 2006, but not recognizable in 2006 because the program had expired and was not extended until 2007. The Work Opportunity Tax Credits attributable to 2008 and 2007 were recorded in 2008 and 2007, respectively.
Segment Information.

	Six Months Ended April 30,		Increase
($ in thousands)	2008	2007	(Decrease)

Sales and other income
Janitorial	$1,231,587 **	$799,744	54.0%
Parking	248,467	233,327	6.5%
Security	163,226	158,367	3.1%
Engineering	161,161	146,822	9.8%
Lighting	55,095	59,980	(8.1)%
Corporate	1,634	3,160	(48.3)%

	$1,861,170	$1,401,400	32.8%

Operating profit
Janitorial	$50,786 **	$40,600	25.1%
Parking	8,253	11,007	(25.0)%
Security	2,865	666	NM *
Engineering	7,812	5,970	30.9%
Lighting	(809)	1,265	NM *
Lighting goodwill impairment	(4,500)	—	NM *
Corporate	(25,342)	(20,411)	24.2%

Operating profit	39,065	39,097	(0.1)%
Interest expense	(8,590)	(242)	NM *

Income before income taxes	$30,475	$38,855	(21.6)%

*	Not meaningful

**	Includes OneSource results from date of acquisition on November 14, 2007
     The results of operations from the Company’s segments for the six months ended April 30, 2008, compared to the same period in 2007, are more fully described below.
     Janitorial. Janitorial Sales increased $431.8 million, or 54.0%, during the first six months of 2008 compared to the first six months of 2007 primarily due to $402.2 million of additional revenue contributed by OneSource. Excluding the impact of the OneSource acquisition, Janitorial Sales increased by $29.6 million. All Janitorial regions, except the Southeast and Southwestern regions, experienced Sales growth which was due to increased business from new customers and price increases to pass through a portion of union wage and benefit increases.

     Operating profit increased $10.2 million, or 25.1%, during the first six months of 2008 compared to the first six months of 2007. The increase was primarily attributable to $11.6 million of additional profit as a result of the OneSource acquisition, of which $9.2 million was attributable to synergies generated from the integration of OneSource’s operations into the Janitorial segment. The synergies were achieved through a reduction of duplicative positions and back office functions, the consolidation of facilities, and the reduction in professional fees and other services. The OneSource operating profit also included $2.3 million of amortization expense associated with the acquired customer contracts and relationships intangible asset discussed above. Excluding the impact of OneSource, Janitorial experienced a $1.4 million decrease in operating profit, which was primarily the result of $2.3 million additional labor expense from an extra day in the first six months of 2008 compared to the first six months of 2007.
     Parking. Parking Sales increased $15.1 million, or 6.5%, during the first six months of 2008 compared to the first six months of 2007, primarily due to $14.8 million of Sales contributed by HPSA, which was acquired on April 2, 2007, and $6.1 million increase in allowance, lease and visitor parking revenues. These increases to Parking Sales, were partially offset by the absence of the $5.0 million gain recorded in the first six months of 2007 associated with the termination of an off-airport parking garage lease in Philadelphia.
     Operating profit decreased $2.8 million, or 25.0%, during the first six months of 2008 compared to the first six months of 2007 due to the absence of the $5.0 million lease termination gain recorded in the first six months of 2007, partially offset by $1.3 million of additional profit earned on increased lease and visitor parking revenue and $0.9 million of additional operating profit contributed by HPSA.
     Security. Security Sales increased $4.9 million, or 3.1%, during the first six months of 2008 compared to the first six months of 2007. All regions except for South Central experienced business from new customers and expansion of services to existing customers.
     Operating profit increased by $2.2 million in the first six months of 2008 compared to the first six months of 2007, primarily due to the absence of a $1.7 million litigation settlement recorded in the first six months of 2007.
     Engineering. Engineering Sales increased $14.3 million, or 9.8%, during the first six months of 2008 compared to the first six months of 2007. All regions except for the Midwest and Southern California region experienced growth in Sales primarily due to business from new customers and expansion of services to existing customers. Operating profit increased by $1.8 million, or 30.9%, in the first six months of 2008 compared to the first six months in 2007, primarily due to additional profit from the increased Sales.
     Lighting. Lighting Sales decreased $4.9 million, or 8.1%, during the first six months of 2008 compared to the first six months of 2007, primarily due to a decrease in time and material, and special project business. Operating loss was $5.3 million in the first six months of 2008 compared to an operating profit of $1.3 million in the first six months of 2007. The difference of $6.6 million is primarily due to the $4.5 million charge associated with the impairment of goodwill, and the decrease in Sales. These decreases were partially offset by a decrease in selling, general, and administrative payroll expense due to fewer employees.
     Corporate. Corporate expense increased $4.9 million, or 24.2%, in the first six months of 2008 compared to the first six months of 2007, which was primarily due to $3.0 million of costs associated with the integration of OneSource’s operations, a $2.2 million in expenses related to severance, retention bonuses and new hires associated with the move of the Company’s corporate headquarters to New York, a $1.5 million increase in information technology costs, a $1.5 million expense associated with a legal claim, and $1.5 million in additional share-based compensation costs (excluding the effects of the acceleration of price-vested options in the second quarter of 2007 but including a $0.4 million expense from an adjustment of the estimated forfeiture rate assumptions in the second quarter of 2008), and a $1.3 million increase in costs associated with the operations of the Shared Services Center in Houston. The impact of these increases to Corporate expense was partially offset by a $3.0 million reduction in self-insurance reserves in the first six months of 2008 than in the first six months of 2007, and the absence of a $3.9 million of share-based compensation expense relating to the acceleration of price vested options, which was recorded in the first six months of 2007.
Adoption of New Accounting Standards
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax” (FIN 48). FIN 48 prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 became effective for the Company as of November 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. See Note 14 – Income Taxes of the Notes to Consolidated Financial Statements contained in Item 1. “Financial Statements.”
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 was issued to provide guidance and consistency for comparability in fair value measurements and for expanded disclosures about fair value measurements. The Company does not anticipate that SFAS No. 157 will have a material impact on the Company’s consolidated financial position, results of operations or disclosures in the Company’s financial statements. SFAS No. 157 will be effective beginning in fiscal year 2009.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). The purpose of issuing the statement was to replace current guidance in SFAS No. 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The Company anticipates that the adoption of SFAS No. 141R will have an impact on the way in which business combinations will be accounted for compared to current practice. SFAS No. 141R will be effective for any business combination that occurs beginning in 2010.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 will be effective beginning in 2010. The Company is currently evaluating the impact that SFAS No. 160 will have on its financial statements and disclosures.
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
Interest Rate Risk
     The Company’s exposure to interest rate risk relates primarily to its cash equivalents and London Interbank Offered Rate (LIBOR) and Interbank Offered Rate (IBOR) based borrowings under the $450.0 million five-year syndicated line of credit that expires in November 2012. At April 30, 2008, outstanding LIBOR and IBOR based borrowings of $301.5 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 30 days, the line of credit facility the Company has in place will continue to allow it to borrow against the line of credit through November 2012. The Company anticipates borrowing similar amounts for periods of one week to one month. If interest rates increase 1% and the loan balance remains at $301.5 the impact on the Company’s results of operations for the remainder of 2008 would be approximately $1.5 million of additional interest expense.
     At April 30, 2008, the Company had certain investments in auction rate securities. With the liquidity issues experienced in global credit and capital markets, the Company’s auction rate securities have experienced multiple failed auctions. The Company continues to earn interest at the maximum contractual rate for each security, which as a portfolio is higher than what the Company pays on outstanding borrowings. The estimated values of the five auction rate securities held by the Company are no longer at par. As of April 30, 2008, the Company had $23.5 million in auction rate securities in the consolidated balance sheet, which is net of an unrealized loss of $1.5 million. The unrealized loss is included in other comprehensive income as the decline in value is deemed to be temporary due primarily to the Company’s ability and intent to hold these securities long enough to recover its investments.
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
Item 4. Controls and Procedures
     a. Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act), the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.
     b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The Company is a defendant in the following purported class action lawsuits related to alleged violations of federal or California wage-and-hour laws: (1) The consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (ACSS) filed July 12, 2005, in the Superior Court of California, Los Angeles County (L.A. Superior Ct.); (2) the consolidated cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco; (3) the consolidated cases of Batiz/Heine v. ACSS filed on June 7, 2006, in the U.S. District Court of California, Central District (Batiz); (4) the consolidated cases of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Ct; (5) Castellanos v. ABM Industries filed on April 5, 2007, in the U.S. District Court of California, Central District; and (6) Villacres v. ABM Security filed on August 15, 2007, in the U.S. District Court of California, Central District (Villacres); (7) Chen v. Ampco System Parking and ABM Industries filed on March 6, 2008, in the U.S. District Court of

California, Southern District; (8) Khadera v. American Building Maintenance Co.-West and ABM Industries filed on March 24, 2008, in U.S District Court of Washington, Western District; and (9) Hickey v. ABM Security Services filed on March 25, 2008, in the U.S. District Court of Florida, Middle District. The named plaintiffs in these lawsuits are current or former employees of ABM subsidiaries who allege, among other things, that they were required to work “off the clock,” were not paid for all overtime, were not provided work breaks or other benefits, and/or that they received pay stubs not conforming to California law. In all cases, the plaintiffs generally seek unspecified monetary damages, injunctive relief or both. The Company believes it has meritorious defenses to these claims and intends to continue to vigorously defend itself on claims not settled.
     In January 2008, the U.S. District Court of California, Central District conditionally certified the Fair Labor Standards Acts claims stated in Batiz. The Company believes that subsequent discovery will garner the evidence necessary to move for decertification.
     As described in more detail in Note 1 – Insurance of the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K Annual Report for the fiscal year ended October 31, 2007, the Company self-insures certain insurable risks and, based on its periodic evaluations of estimated claim costs and liabilities, accrues self-insurance reserves to the Company’s best estimate. One such evaluation, completed in November 2004, indicated adverse developments in the insurance reserves that were primarily related to workers’ compensation claims in the state of California during the four-year period ended October 31, 2003 and resulted in the Company recording a charge of $17.2 million in the fourth quarter of 2004. The Company believes a substantial portion of the $17.2 million, as well as other costs incurred by the Company in its insurance claims, was related to poor claims management by a third party administrator that no longer performs these services for the Company. The Company believes that poor claims administration in certain other states, particularly New York, also led to higher costs for the Company. The Company has filed a claim against its former third party administrator for its damages related to claims mismanagement. The Company is actively pursuing this claim, which is subject to arbitration in accordance with the rules of the American Arbitration Association. The three-person arbitration panel has been designated and discovery is underway, including examination of a sample of claims by insurance experts.
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
     Our transition to new information technology systems may result in functional delays and resource constraints. Although we use centralized accounting systems, we rely on a number of legacy information technology systems, particularly our payroll systems, as well as manual processes, to operate. These systems and processes may be unable to provide adequate support for the business and create excessive reliance upon manual rather than system controls. Use of the legacy payroll systems could result, for instance, in delays in meeting payroll obligations, in difficulty calculating and tracking appropriate governmental withholding and other payroll regulatory obligations, and in higher internal and external expenses to work around these systems. Additionally, the current technology environment is unable to support the integration of acquired businesses and anticipated organic growth. Effective October 2006, we entered into the Services Agreement with IBM to obtain information technology infrastructure and support services. With IBM’s assistance, we are implementing a new payroll and human resources information system, and upgrading the existing accounting systems. The upgrade of the accounting systems includes the consolidation of multiple databases, the potential replacement of custom systems and business process redesign to facilitate the implementation of shared-services functions across the Company. In addition to the risk of potential failure in each project, supporting multiple concurrent projects may result in resource constraints and the inability to complete projects on schedule. The acquisition of OneSource will necessitate information technology system integration and consolidation. We plan to continue to use the OneSource information technology systems during a transition period and will then transfer OneSource operations to our new payroll and human resources information system and the upgraded accounting systems. IBM also supports our current technology environment. While we believe that IBM’s experience and expertise will lead to improvements in our technology environment, the risks associated with outsourcing include the dependence upon a third party for essential aspects of our business and risks to the security and integrity of our data in the hands of third parties. We may also have potentially less control over costs associated with necessary systems when they are supported by a third party, as well as potentially less responsiveness from vendors than employees.
     Transition to a Shared Services Center could create disruption in functions affected. We have historically performed accounting functions, such as accounts payable, accounts receivable collection and payroll, in a decentralized manner through regional accounting centers in our businesses. In 2007, we began consolidating these functions in a Shared Services Center in Houston, Texas. The consolidation has taken place in certain accounting functions for Janitorial (including OneSource) and Security and over the next two years other functions and additional business units will be moved to the Shared Services Center. The timing of the consolidation of different functions is tied to the upgrade of the Company’s accounting systems and implementation of a new payroll system and human resources information system. In addition to the risks associated with technology changes, the Shared Services Center implementation could lead to the turnover of personnel with critical knowledge, which could impede our ability to bill customers and collect receivables and might cause customer dissatisfaction associated with an inability to respond to questions about billings and other information until new employees can be retained and fully trained. Because the consolidation of functions in the Shared Services Center is tied to the upgrade of our accounting systems and implementation of a new payroll system and human resources information system, delays in the implementation of the technology changes would lead to delays in our ability to realize the benefits associated with the Shared Services Center.
     The move of our corporate headquarters has led and may lead to loss of personnel and institutional knowledge, and may disrupt the continuity of control functions. In January 2008, we began to move our corporate headquarters to New York City from San Francisco. Although substantially complete, the transition will continue over the next two years. In addition, certain functions that have operated centrally from corporate headquarters, such as the finance and legal organizations, will be dispersed in a combination of corporate headquarters, division headquarters and the Shared Services Center. These moves are increasing employee turnover, particularly in finance, legal, insurance, and human resources. The loss of personnel could lead to disruptions in control functions stemming from delays in filling vacant positions and a lack of personnel with institutional knowledge.
     A change in the frequency or severity of claims, a deterioration in claims management, the cancellation or non-renewal of primary insurance policies or a change in our customer’s insurance needs could adversely affect results. Many customers, particularly institutional owners and large property management companies, prefer to do business with contractors, such as us, with significant financial resources, who can provide substantial insurance coverage. In fact, many of our clients choose to obtain insurance coverage for the risks associated with our services by being named as additional insureds under our master liability insurance policies and by seeking contractual indemnification for any damages associated with our services. In addition, pursuant to our management and service contracts, we charge certain clients an allocated portion of our insurance-related costs, including workers’ compensation insurance, at rates that, because of the scale of our operations and claims experience, we believe are competitive. A material change in insurance costs due to a change in the number of claims, claims costs or premiums could have a material effect on our operating profit. In addition, should we be unable to renew our umbrella and other commercial insurance policies at competitive rates, it would have an adverse impact on our business, as would catastrophic uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims. Furthermore, where we self-insure, a deterioration in claims management, whether by us or by a third party claims administrator, could increase claim costs, particularly in the workers’ compensation area.

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
     Debt to fund the acquisition of OneSource, as well as any future increase in the level of debt or in interest rates, can affect our results of operations. We incurred debt to acquire OneSource and Southern Management, and any future increase in the level of debt will increase the Company’s interest expense. Unless the operating income associated with the use of these funds exceeds the debt expense, borrowing money will have an adverse impact on the Company’s results. In addition, incurring debt requires that a portion of cash flow from operating activities be dedicated to interest payments and principal payments at maturity. Unless the cash flows generated by OneSource and Southern Management (or future acquisitions funded by debt) exceed the required payments, debt service requirements could reduce our ability to use our cash flow to fund operations and capital expenditures, and to capitalize on future business opportunities (including additional acquisitions). Because current interest rates on our debt are variable, an increase in prevailing rates would increase our interest costs. Further, our credit facility agreement contains both financial covenants and covenants that limit our ability to engage in specified transactions, which may also constrain our flexibility.
     Our ability to operate and pay our debt obligations depends upon our access to cash. Because ABM conducts business operations through operating subsidiaries, we depend on those entities to generate the funds necessary to meet financial obligations. Delays in collections or legal restrictions could restrict ABM’s subsidiaries’ ability to make distributions or loans to ABM. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable ABM to pay interest on debt obligations when due or to pay the principal of such debt at maturity. In addition, a substantial portion of our investment portfolio is invested in auction rate securities and, if an auction fails for securities in which we have invested, the investment will not be liquid. In 2007, auctions for $25.0 million of these securities failed and such failure continued in the first six months of 2008 and could occur in the future. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the outstanding securities or the securities mature (between 20 and 50 years). The estimated values of these securities are no longer at par and we have booked an unrealized loss of $1.5 million. If the issuer of the securities is unable to successfully close future auctions and its credit rating deteriorates and if the insurers are not financially able to honor their obligations as insurer, we may be required to record additional unrealized losses or an impairment charge.
     An impairment charge could have a material adverse effect on our financial condition and results of operations. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, we are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach, rather than amortizing it over time. Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the dates of the acquisitions. We have chosen to perform our annual impairment reviews of goodwill at the beginning of the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. In addition, we test certain intangible assets for impairment annually if events occur or circumstances change that would indicate the remaining net book value of these intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our business, and other factors. If the fair market value of one of our businesses is less than its book value, we could be required to record an impairment charge. The valuation of the businesses requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our businesses, including such factors as market performance, changes in our customer base and operating cash flows. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.
     In November 2007, we acquired OneSource for an aggregate purchase price of $390.5 million including payment of its $21.5 million line of credit and direct acquisition costs of $4.0 million. We paid a premium in excess of fair value of the net tangible and intangible assets of $282 million as of April 30, 2008, which is recorded as goodwill. We were willing to pay this premium as a result of our identification of significant synergies that we anticipated we would realize, are realizing and expect to continue to realize through the acquisition. However, if we determine that we are not able to realize these expected synergies and we determine that the fair value of the assets acquired is less than the book value of these assets, then we would have to recognize an impairment to goodwill as a current-period expense. Because of the significant amount of goodwill recognized in the OneSource acquisition, an impairment of that goodwill could result in a material non-cash expense.
     In response to objective evidence about the implied fair value of goodwill relating to the Company’s Lighting segment noted in connection with the preparation of the financial statements for the three months ended April 30, 2008, the Company performed an assessment of goodwill for impairment. On a preliminary basis, the goodwill in the Lighting segment was determined to be impaired and a non-cash, pre-tax goodwill impairment charge of $4.5 million was recorded on April 30, 2008. This estimate will be finalized in the quarter ending July 31, 2008.
      As of April 30, 2008, we had $553.9 million of goodwill and $54.5 million of other intangible assets net of accumulated depreciation. Our goodwill and other intangible assets collectively represented 38% of our total assets of $1,622 million as of April 30, 2008. As of April 30, 2008, the Company had not completed the allocation of the purchase price of the acquisition. Accordingly, further changes to the fair values of acquired goodwill and other intangible assets will be recorded as the valuation and purchase price allocations are finalized during the remainder of the fiscal year 2008.
     Labor disputes could lead to loss of sales or expense variations. At April 30, 2008, approximately 36% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during the year. In addition, we are facing a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues which, in turn, could lead to a strike, work slowdown or other job actions at one or more of our locations. In a market where we and a number of major competitors are unionized, but other competitors are not unionized, we could lose customers to competitors who are not unionized. A strike, work slowdown or other job action could in some cases disrupt us from providing services, resulting in reduced revenue. If declines in customer service occur or if our customers are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could be a substantial increase in labor and benefits expenses that we may be unable to pass through to customers for some period of time, if at all.
     A decline in commercial office building occupancy and rental rates could affect sales and profitability. Our sales directly depend on commercial real estate occupancy levels. In certain geographic areas and service segments, our most profitable sales are known as tag jobs, which are services performed for tenants in buildings in which our business performs building services for the property owner or management company. A decline in occupancy rates could result in a decline in fees paid by landlords, as well as tag work, which would lower sales, and create pricing pressures and therefore lower margins. In addition, in those areas where the workers are unionized, decreases in sales can be accompanied by relative increases in labor costs if we are obligated by collective bargaining agreements to retain workers with seniority and consequently higher compensation levels and cannot pass through these costs to customers.

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
     Other issues and uncertainties may include:
•	Unanticipated adverse jury determinations, judicial rulings or other developments in litigation or arbitration to which we are subject;

•	New accounting pronouncements or changes in accounting policies;

•	Changes in federal (U.S.) or state immigration law that raise our administrative costs;

•	Labor shortages that adversely affect our ability to employ entry level personnel;

•	Legislation or other governmental action that detrimentally impacts expenses or reduces sales by adversely affecting our customers;

•	Low levels of capital investments by customers, which tend to be cyclical in nature, could adversely impact the results of the Lighting segment; and

•	The resignation, termination, death or disability of one or more key executives that adversely affects customer retention or day-to-day management.
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
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders was held on March 4, 2008.

(b)	The following directors were elected by a vote of stockholders, each to serve for a term ending at the annual meeting in the year 2011: Anthony G. Fernandes and Maryellen C. Herringer.

The following directors remained in office: Linda L. Chavez, Luke S. Helms, Henry L. Kotkins, Jr., Theodore T. Rosenberg, Henrik C. Slipsager and William W. Steele.

(c)	The following matters were voted upon at the meeting:
(1)	Proposal 1 – Election of Directors

Nominee	For	Withheld

Anthony G. Fernandes	38,428,628	7,501,481
Maryellen C. Herringer	39,805,865	6,124,244
(2)	Proposal 2 – Ratification of KPMG LLP as Independent Registered Public Accounting Firm

For	Against	Abstentions	Broker Non-Votes

45,270,156	630,076	29,877	0

Item 6. Exhibits
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated
June 5, 2008	/s/ James S. Lusk
James S. Lusk
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 5, 2008	/s/ Joseph F. Yospe
Joseph F. Yospe
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
18.1	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002