Form 10-Q
period 2008-07-31
ABM INDUSTRIES INC /DE/
filed 2008-09-08
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-8929
ABM INDUSTRIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-1369354

(State of Incorporation)	(I.R.S. Employer Identification No.)
551 Fifth Avenue, Suite 300, New York, New York 10176

(Address of principal executive offices)(Zip Code)
212/297-0200

(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock outstanding as of August 29, 2008: 50,794,953.

ABM INDUSTRIES INCORPORATED
FORM 10-Q
For the three and nine months ended July 31, 2008

PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION		35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 5.	Other Information	42
Item 6.	Exhibits	44

SIGNATURES		45

EXHIBIT INDEX		46
EX-3.2: BYLAWS
EX-10.1: EQUITY INCENTIVE PLAN
EX-10.2: STATEMENT OF TERMS AND CONDITIONS
EX-10.3: STATEMENT OF TERMS AND CONDITIONS
EX-10.4: SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
EX-10.5: SERVICE AWARD BENEFIT PLAN
EX-10.6: EXECUTIVE OFFICER INCENTIVE PLAN
EX-10.7: EXECUTIVE SEVERANCE PAY POLICY
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(in thousands, except share amounts)	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$5,293	$136,192
Trade accounts receivable, net of allowances of $11,529 and $6,379 at July 31, 2008 and October 31, 2007, respectively	481,552	349,195
Inventories	934	833
Deferred income taxes, net	55,383	39,827
Prepaid expenses and other current assets	58,411	51,221
Insurance recoverables	5,900	4,420
Prepaid income taxes	11,564	3,031
Current assets of discontinued operations	74,041	58,171

Total current assets	693,078	642,890

Investments in auction rate securities	22,846	25,000
Insurance deposits	42,506	—
Other investments and long-term receivables	4,504	4,837
Property, plant and equipment, net of accumulated depreciation of $82,730 and $77,362 at July 31, 2008 and October 31, 2007, respectively	59,429	35,596
Goodwill	545,261	234,177
Other intangible assets, net of accumulated amortization of $28,279 and $20,836 at July 31, 2008 and October 31, 2007, respectively	52,171	24,573
Deferred income taxes, net	94,828	43,899
Insurance recoverables	57,351	51,480
Other assets	25,007	12,688
Non-current assets of discontinued operations	14,510	45,533

Total assets	$1,611,491	$1,120,673

(Continued)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(in thousands, except share amounts)	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$69,371	$61,456
Income taxes payable	1,996	1,560
Accrued liabilities
Compensation	98,357	82,026
Taxes — other than income	20,763	18,567
Insurance claims	83,008	63,427
Other	86,274	45,049
Current liabilities of discontinued operations	16,803	17,660

Total current liabilities	376,572	289,745

Line of credit	285,000	—
Retirement plans and other non-current liabilities	40,284	23,379
Insurance claims	261,280	197,616
Income taxes payable	10,912	—
Non-current liabilities of discontinued operations	—	4,175

Total liabilities	974,048	514,915

Commitment and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 57,784,715 and 57,047,837 shares issued at July 31, 2008 and October 31, 2007, respectively	578	571
Additional paid-in capital	280,517	261,182
Accumulated other comprehensive (loss) income, net of tax	(954)	880
Retained earnings	479,640	465,463
Cost of treasury stock (7,028,500 shares at both July 31, 2008 and October 31, 2007)	(122,338)	(122,338)

Total stockholders’ equity	637,443	605,758

Total liabilities and stockholders’ equity	$1,611,491	$1,120,673

See accompanying notes of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2008	2007	2008	2007
		(Unaudited)
Revenues
Sales and other income	$930,635	$690,942	$2,736,710	$2,032,362

Expenses
Operating expenses and cost of goods sold	825,855	627,113	2,447,891	1,830,622
Selling, general and administrative	72,317	46,249	207,694	144,503
Amortization of intangible assets	2,518	1,435	7,443	4,106

Total operating expenses	900,690	674,797	2,663,028	1,979,231

Operating profit	29,945	16,145	73,682	53,131
Interest expense	3,338	105	11,928	333

Income from continuing operations before income taxes	26,607	16,040	61,754	52,798
Provision for income taxes	10,263	4,403	23,839	16,963

Income from continuing operations	16,344	11,637	37,915	35,835
Income (loss) from discontinued operations, net of taxes	68	362	(4,065)	1,590

Net income	$16,412	$11,999	$33,850	$37,425

Net income per common share — Basic
Income from continuing operations	$0.32	$0.23	$0.75	$0.73
Income (loss) from discontinued operations	—	0.01	(0.08)	0.03

Net Income	$0.32	$0.24	$0.67	$0.76

Net income per common share — Diluted
Income from continuing operations	$0.32	$0.23	$0.74	$0.71
Income (loss) from discontinued operations	—	0.01	(0.08)	0.03

Net Income	$0.32	$0.24	$0.66	$0.74

Weighted-average common and common equivalent shares outstanding
Basic	50,653	49,845	50,388	49,332
Diluted	51,650	51,134	51,278	50,541

Dividends declared per common share	$0.125	$0.12	$0.38	$0.36
See accompanying notes of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 31,
(in thousands)	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$33,850	$37,425
Income (loss) from discontinued operations, net of taxes	(4,065)	1,590

Income from continuing operations	37,915	35,835
Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization of intangible assets	18,100	13,117
Share-based compensation expense	5,357	7,034
Provision for bad debt	2,254	1,148
Discount accretion on insurance claims	1,501	—
Loss on sale of assets	(2)	(348)
Changes in assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(37,838)	(19,293)
Inventories	(101)	114
Deferred income taxes, net	9,527	(288)
Prepaid expenses and other current assets	5,199	(13,018)
Insurance recoverables	2,200	(2,414)
Other assets and long-term receivables	(8,320)	754
Income taxes payable	2,998	(41,016)
Retirement plans and other non-current liabilities	(3,812)	(230)
Insurance claims	(10,010)	11,271
Trade accounts payable and other accrued liabilities	5,685	3,977

Total adjustments	(7,262)	(39,192)

Net cash provided by (used in) continuing operating activities	30,653	(3,357)
Net cash provided by (used in) discontinued operating activities	5,883	(6,207)

Net cash provided by (used in) operating activities	36,536	(9,564)

Cash flows from investing activities:
Additions to property, plant and equipment	(27,278)	(14,531)
Proceeds from sale of assets	2,571	927
Purchase of businesses	(421,986)	(10,311)
Investment in auction rate securities	—	(435,750)
Proceeds from sale of auction rate securities	—	435,750

Net cash used in continuing investing activities	(446,693)	(23,915)
Net cash provided by (used in) discontinued investing activities	174	(346)

Net cash used in investing activities	(446,519)	(24,261)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	12,985	24,952
Dividends paid	(18,901)	(17,803)
Borrowings from line of credit	658,500	—
Repayment of borrowings from line of credit	(373,500)	—

Net cash provided by financing activities	279,084	7,149

Net decrease in cash and cash equivalents	(130,899)	(26,676)
Cash and cash equivalents at beginning of period	136,192	134,001

Cash and cash equivalents at end of period	$5,293	$107,325

(Continued)
See accompanying notes of the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 31,
(in thousands)	2008	2007
	(Unaudited)
Supplemental Data:
Cash paid for income taxes	$9,603	$54,924
Excess tax benefit from exercise of options	1,408	4,468
Cash received from exercise of options	11,577	20,484
Interest paid on line of credit	10,163	—
Non-cash investing activities:
Common stock issued for business acquired	$621	$491

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
          The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007. All references to years are to the Company’s fiscal year, which ends on October 31, and all references to the three and nine month periods are to the three and nine month periods, which end on July 31.
          During May 2008, the Company changed the timing of its annual goodwill impairment testing from the end of the fourth quarter (October 31) to the beginning of the fourth quarter (August 1). This change allows the Company to complete its annual goodwill impairment testing in advance of its year end closing. Accordingly, management believes that this accounting change is preferable under the circumstances.
          On August 29, 2008, the Company entered into an Asset Purchase and Sale Agreement (the Agreement), with Sylvania Lighting Services Corp. (“Sylvania”), a subsidiary of OSRAM SLYVANIA, to sell and transfer certain assets and liabilities of the Company’s Lighting business for $34 million in cash, subject to certain post-closing adjustments. Assets that will be retained, principally accounts receivable, are expected to be settled in accordance with their underlying terms. The transaction is expected to close by October 31, 2008. Pursuant to a transition services agreement, Sylvania will also pay the Company $0.6 million for four months of information technology transition services following the closing of the transaction. Accordingly, the assets and liabilities associated with the Lighting business have been classified on the Company’s Consolidated Balance Sheets as assets and liabilities of discontinued operations, as of July 31, 2008 and have been reclassified as of October 31, 2007 for comparative purposes. The results of operations of Lighting for the three and nine month periods ended July 31, 2008 and July 31, 2007 are included in the Company’s Consolidated Statements of Income as “Income (loss) from discontinued operations, net of taxes.” In accordance with Emerging Issues Task Force (EITF) Issue No. 87-24 “Allocation of Interest to Discontinued Operations”, general corporate overhead expenses of $0.3 million for both the quarters ended July 31, 2008 and 2007 and $1.0 million and $1.1 million for the nine months ended July 31, 2008 and 2007, respectively, which were previously included in the operating results of the Lighting business have been reallocated to the Corporate segment. The cash flows of the discontinued operations are also presented separately in the Company’s Consolidated Statements of Cash Flows for the nine months ended July 31, 2008 and July 31, 2007. All corresponding prior year periods presented in the Company’s Consolidated Financial Statements and the accompanying notes have been reclassified to reflect the discontinued operations presentation. See Note 3 “Discontinued Operations” for additional information.
2.	Adoption of New Accounting Standards
          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing, classifying and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 became effective for the Company as of November 1, 2007. The adoption of FIN 48 did not have  a material impact on the Company’s consolidated financial statements.
3.	Discontinued Operations
          The carrying amounts of the major classes of assets and liabilities of the Lighting business included in discontinued operations, as described in Note 1, are as follows:

	July 31,	October 31,
	2008	2007

Trade accounts receivable, net	$19,657	$21,298
Inventories	17,680	19,517
Prepaid expenses and other current assets	18,231	17,356
Property, plant and equipment, net	2,551	—
Goodwill	13,503	—
Other current assets	2,419	—

Current assets of discontinued operations	74,041	58,171

Long-term receivables and others	14,510	27,530
Goodwill	—	18,003

Non-current assets of discontinued operations	14,510	45,533

Trade accounts payable	5,088	8,325
Accrued liabilities:
Compensation	1,317	2,098
Taxes — other than income	470	614
Other	6,324	6,623
Other current liabilities	3,604	—

Current liabilities of discontinued operations	16,803	17,660

Other non-current liabilities	—	4,175

Non-current liabilities of discontinued operations	$—	$4,175

          The summarized operating results of the Company’s discontinued Lighting business for the three and nine months ended July 31, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2008	2007	2008	2007

Sales and other income	$25,287	$26,607	$80,382	$86,587
Goodwill impaiment	—	—	4,500	—
Income (loss) before income taxes	130	618	(4,540)	2,715
Provision (benefit) for income taxes	62	256	(475)	1,125

Income (loss) from discontinued operations, net of taxes	$68	$362	$(4,065)	$1,590

          During the quarter ended April 30, 2008, in response to objective evidence about the implied value of goodwill relating to the Company’s Lighting business, the Company performed an assessment of goodwill for impairment. The goodwill in the Company’s Lighting business was determined to be impaired and a non-cash, pre-tax goodwill impairment charge of $4.5 million was recorded on April 30, 2008, which is included in discontinued operations in the accompanying consolidated statements of income for the nine months ended July 31, 2008.
4.	Net Income per Common Share
          The following table reconciles the numerator and denominator used in the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2008	2007	2008	2007

Income from continuing operations	$16,344	$11,637	$37,915	$35,835
Income (loss) from discontinued operations, net of tax	68	362	(4,065)	1,590

Net income	$16,412	$11,999	$33,850	$37,425

Average common shares outstanding — Basic	50,653	49,845	50,388	49,332
Effect of dilutive securities
Stock options	718	1,174	675	1,132
Restricted stock units	191	115	144	77
Performance shares	88	—	71	—

Average common shares outstanding — Diluted	51,650	51,134	51,278	50,541

          Diluted net income per common share excludes certain stock options and restricted stock units since the effect of including these stock options and restricted stock units would have been anti-dilutive as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2008	2007	2008	2007

Stock options	474	93	829	312
Restricted stock units	26	6	121	32

5.	Share-Based Compensation Plans
          Share-based compensation expense was $2.0 million and $1.2 million for the three months ended July 31, 2008 and 2007, respectively, and $5.4 million and $7.0 million for the nine months ended July 31, 2008 and 2007, respectively.
          The Company estimates forfeiture rates based on historical data and adjusts the rates annually or as needed. The adjustment of the forfeiture rate may result in a cumulative adjustment in any period the forfeiture rate estimate is changed. During the second quarter of 2008, the Company adjusted its forfeiture rate to align the estimate with expected forfeitures, which resulted in additional share-based compensation expense of $0.4 million for the nine months ended July 31, 2008.
          Share-based compensation expense included $0.1 million of additional expense attributable to the accelerated vesting of stock options for 36,938 shares during the three months ended July 31, 2007, under the Price-Vested Performance Stock Option Plan and $4.0 million for 971,142 shares during the nine months ended July 31, 2007, in each case as a result of ABM’s stock price achieving certain target prices during a specified period.
6.	Parking Revenue Presentation
          The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking sales related solely to the reimbursement of expenses totaled $69.7 million and $69.6 million for the three months ended July 31, 2008 and 2007, respectively, and $210.6 million and $208.8 million for the nine months ended July 31, 2008 and 2007, respectively.
7.	Insurance
          In connection with the purchase accounting for the OneSource acquisition, OneSource insurance claims liabilities were recorded at their fair values at the purchase date of November 14, 2007 (see Note 8), which was based on the present value of the expected future cash flows. These discounted liabilities are being accreted to interest expense as the recorded values are brought to an undiscounted amount. The method of accretion approximates the effective interest yield method using the rate a market participant would use in determining the current fair value of the insurance claims liabilities. Included in interest expense in the three and nine months ended July 31, 2008 was $0.5 million and $1.5 million, respectively, of interest accretion related to OneSource insurance claims liabilities.
          Evaluations covering the Company’s prior years’ workers’ compensation, general liability and auto liability claims, excluding claims acquired from OneSource, as of January 31, 2008 resulted in a $7.2 million reduction of the Company’s self-insurance reserves recorded in the three months ended April 30, 2008. A May 31, 2008 evaluation resulted in a further $7.6 million reduction of the Company’s self-insurance reserves recorded in the three months ended July 31, 2008. The comparable January 31, 2007 evaluation resulted in a $4.2 million reduction in reserves recorded in the three months ended January 31, 2007. The comparable May 31, 2007 evaluation resulted in adverse developments in the claims for workers’ compensation outside of California for years prior to 2007, which exceeded the favorable developments in the California workers’ compensation and general liability programs, which resulted in a $4.9 million increase in reserves, which was recorded in the three months ended July 31, 2007.
          The Company includes in its reported self-insurance liabilities, the liabilities in excess of its self-insurance retention limits and records corresponding receivables for the amounts to be recovered from the excess insurance providers. The total estimated liabilities for claims incurred at July 31, 2008 and October 31, 2007 were $344.3 million and $261.0 million, respectively.
          In connection with certain self-insurance programs, the Company has standby letters of credit, insurance deposits and surety bonds supporting estimated unpaid liabilities. At July 31, 2008 and October 31, 2007, the Company had $106.5 million and $102.3 million in standby letters of credit, $42.5 million and $0.0 million in insurance deposits, and $117.2 million and $62.8 million in surety bonds, respectively, supporting estimated unpaid liabilities.
8.	Acquisitions
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
          Under the purchase method of accounting, the purchase price of OneSource was preliminarily allocated to the underlying assets acquired, including identified intangible assets, and liabilities assumed based on their respective estimated fair values as of November 14, 2007. The excess of the cost of the acquisition over the amounts assigned to the net assets acquired was allocated to goodwill. The amount allocated to goodwill is reflective of the Company’s identification of synergies that the Company anticipates will be realized by reducing duplicative positions and back office functions, consolidating facilities and eliminating professional fees and other services.
The Company’s preliminary purchase price allocation was as follows:

(in thousands)

Paid to OneSource shareholders	$365,000
Payment of OneSource’s pre-existing line of credit	21,474
Acquisition costs	4,017

Total cash consideration	$390,491

Allocated to:

Trade accounts receivable	96,772
Other current assets	12,963
Insurance recoverables	9,551
Insurance deposits	42,502
Property, plant, and equipment	9,781
Identifiable intangible assets	34,400
Net deferred income tax assets	76,012
Other non-current assets	10,389
Current liabilities	(62,336)
Insurance claims	(91,754)
Other non-current liabilities	(20,991)
Minority interest	(5,384)
Goodwill	278,586

$390,491

          The Company has made the following subsequent adjustments to the preliminary purchase price allocation of the assets acquired and liabilities assumed as of November 14, 2007, which have been reflected as adjustments to goodwill:

(in thousands)

Preliminary goodwill allocation at November 14, 2007	$278,586
Trade accounts receivable	1,659
Other current assets	377
Property, plant, and equipment	297
Net deferred income tax assets	715
Current liabilities	2,461
Other non-current assets	1,134

Goodwill allocation at July 31, 2008	$285,229

          As of July 31, 2008, the Company had not completed the final allocation of the purchase price of the acquisition. Accordingly, further changes to the fair values of the assets acquired (including, but not limited to goodwill, net deferred tax assets, trade accounts receivable and other identifiable intangible assets) and liabilities assumed (including, but not limited to insurance claims and other liabilities) will be recorded as the valuation and purchase price allocations are finalized during the remainder of the fiscal year 2008.
          The results of operations for OneSource are included in the Company’s Janitorial segment results beginning November 14, 2007.
          The following unaudited pro forma financial information shows the combined results of continuing operations of the Company, including OneSource, as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results of continuing operations that would have been reported had the business combination been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of continuing operations.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2008	2007	2008	2007

Sales and other income	$930,635	$901,163	$2,766,572	$2,630,727
Income from continuing operations	$16,344	$9,848	$37,526	$21,530

Income from continuing operations per common share
Basic	$0.32	$0.20	$0.74	$0.44
Diluted	$0.32	$0.19	$0.73	$0.43
          On January 4, 2008, the Company acquired the remaining equity of Southern Management Company (Southern Management), a facility services company based in Chattanooga, Tennessee, for $24.4 million, which includes direct acquisition costs of $0.4 million. OneSource owned 50% of Southern Management’s equity when OneSource was acquired by the Company. OneSource consolidated the results of operations of Southern Management while it owned the 50% equity interest in Southern Management. At closing, $16.8 million was paid to the other shareholders of Southern Management and the remaining $7.2 million was deposited into an escrow account pending confirmation of Southern Management’s 2007 results of operations. In the second quarter of 2008, this $7.2 million was paid to the other shareholders of Southern Management. Of the $24.4 million purchase price, $18.7 million was allocated to goodwill and the remaining $5.7 million eliminated the minority interest. An additional $2.9 million was paid in March 2008 to the other shareholders of Southern Management with respect to undistributed 2007 earnings. This amount was allocated to goodwill. Southern Management was a provider of janitorial and related services to commercial, institutional and industrial facilities and schools throughout the Southern United States. Southern Management’s operations are included in the Janitorial segment.

          Total additional consideration during the nine months ended July 31, 2008 for other earlier acquisitions was $4.8 million, which includes $0.6 million for common stock issued, which represented contingent amounts based on subsequent performance.
9.	Goodwill and Other Intangibles
          Goodwill. The changes in the carrying amount of goodwill for the nine months ended July 31, 2008 were as follows:

		Goodwill Related to
		Initial	Contingent
	Balance as of	Payments for	Amounts	Balance as of
(in thousands)	October 31, 2007	Acquisitions	& Other	July 31, 2008

Janitorial	$156,725	$306,905	$1,845	$465,475
Parking	31,143	—	1,716	32,859
Security	44,135	—	618	44,753
Engineering	2,174	—	—	2,174

Total	$234,177	$306,905	$4,179	$545,261

          Of the $545.3 million carrying amount of goodwill as of July 31, 2008, $339.5 million was not amortizable for income tax purposes because the related businesses were purchased through a tax-free exchange or stock acquisition or were acquired prior to 1991.
     For the nine month period ended July 31, 2008, goodwill increased by $285.2 million as a result of the acquisition of OneSource. The Company performs its goodwill impairment test at the beginning of the fourth quarter for each reporting unit. Additionally, throughout the year, the Company monitors its goodwill balances by assessing projections of future performance for each reporting unit and considers the effect of significant events that may impair goodwill. If the Company determines that the fair value of any of its reporting units (Janitorial, Parking, Security, Engineering) is below the reporting units’ carrying value, including goodwill, a goodwill impairment charge would be recognized in the period of determination.
          Other Intangibles. The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the nine months ended July 31, 2008 were as follows:

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retirements	July 31	October 31,		Retirements	July 31
(in thousands)	2007	Additions	and Other	2008	2007	Additions	and Other	2008

Customer contracts and relationships	$39,379	$34,665	$—	$74,044	$(17,086)	$(6,810)	$—	$(23,896)
Trademarks and trade names	3,850	300	—	4,150	(2,354)	(505)	—	(2,859)
Other (contract rights, etc.)	2,180	76	—	2,256	(1,396)	(128)	—	(1,524)

Total	$45,409	$35,041	$—	$80,450	$(20,836)	$(7,443)	$—	$(28,279)

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
          The weighted average remaining lives as of July 31, 2008, and the amortization expense for the three and nine months ended July 31, 2008 and 2007, of intangibles other than goodwill, as well as the estimated amortization expense for such intangibles for each of the five succeeding years are as follows:

	Weighted
	Average	Amortization Expense				Estimated Amortization Expense
	Remaining	Three Months Ended		Nine Months Ended		Years Ending
	Life	July 31,		July 31,		October 31,
($ in thousands)	(Years)	2008	2007	2008	2007	2009	2010	2011	2012	2013

Customer contracts and relationships	11.5	$2,312	$1,239	$6,810	$3,542	$8,405	$7,436	$6,467	$5,555	$4,676
Trademarks and trade names	6.6	163	155	505	432	313	110	110	110	110
Other (contract rights, etc.)	6.2	43	41	128	132	162	132	132	113	38

Total	11.3	$2,518	$1,435	$7,443	$4,106	$8,880	$7,678	$6,709	$5,778	$4,824

          Of the $52.2 million carrying amount of intangibles other than goodwill as of July 31, 2008, $32.3 million was not amortizable for income tax purposes because the related businesses were purchased through tax-free stock acquisitions.
10.	Line of Credit Facility
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
          Under the new Facility, no compensating balances are required and the interest rate is determined at the time of borrowing from the syndicate lenders based on the London Interbank Offered Rate (LIBOR) plus a spread of 0.625% to 1.375% or, at ABM’s election, at the higher of the federal funds rate plus 0.5% and the BofA prime rate (Alternate Base Rate) plus a spread of 0.000% to 0.375%. A portion of the new Facility is also available for swing line (same-day) borrowings funded by BofA, as swing line lender, at the Interbank Offered Rate (IBOR) plus a spread of 0.625% to 1.375% or, at ABM’s election, at the Alternate Base Rate plus a spread of 0.000% to 0.375%. The new Facility calls for a non-use fee payable quarterly, in arrears, of 0.125% to 0.250% of the average, daily, unused portion of the new Facility. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with ABM’s self-insurance program and cash borrowings are counted as use of the new Facility. The spreads for LIBOR, Alternate Base Rate and IBOR borrowings and the commitment fee percentage are based on ABM’s leverage ratio. The new Facility permits ABM to request an increase in the amount of the line of credit by up to $100.0 million (subject to receipt of commitments for the increased amount from existing and new lenders). The standby letters of credit outstanding under the old Facility have been replaced and are now outstanding under the new Facility. As of July 31, 2008, the total outstanding amounts under the new Facility in the form of cash borrowings and standby letters of credit were $285.0 million and $112.9 million, respectively.
          The new Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the new Facility also requires that ABM maintain three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at each fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at each fiscal quarter-end; and (3) a consolidated net worth of greater than or equal to the sum of (i) $475.0 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after November 14, 2007 (with no deduction for a net loss in any such fiscal quarter), and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of ABM and its subsidiaries after November 14, 2007 by reason of the issuance and sale of capital stock or other equity interests of ABM or any subsidiary, including upon any conversion of debt securities of ABM into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to ABM’s employee stock purchase plans, employee stock option plans and similar programs. The Company was in compliance with all covenants as of July 31, 2008.

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
11.	Comprehensive Income
          The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2008	2007	2008	2007

Net income	$16,412	$11,999	$33,850	$37,425
Other comprehensive income (loss):
Change in unrealized loss on investment	(420)	—	(1,302)	—
Foreign currency translation	(96)	140	(193)	186

Comprehensive income	$15,896	$12,139	$32,355	$37,611

          Actuarial gains and losses on benefit plans were not material for the three and nine months ended July 31, 2008.
12.	Benefit Plans
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
Financial Information Applicable to the Company’s Benefit Plans, including those assumed with the OneSource Acquisition
          On July 31, 2008, the liabilities under the Company’s defined benefit plans and deferred compensation plans, including OneSource plans, were $13.6 million and $17.6 million, respectively. The liabilities under the Company’s defined benefit and deferred compensation plans at October 31, 2007, were $6.4 million and $10.2 million, respectively.
          The components of net periodic cost of the Company’s defined benefit plans and the post-retirement benefit plan, including participants associated with continuing operations, for the three and nine months ended July 31, 2008 and 2007, were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2008	2007	2008	2007

Defined Benefit Plans
Service cost	$12	$13	$36	$16
Interest	183	93	599	278
Amortization of actuarial loss	167	30	487	91
Loss on plan investment	(73)	—	(259)	—

Net periodic cost	$289	$136	$863	$385

Post-Retirement Benefit Plan
Service cost	$5	$7	$14	$19
Interest	58	60	174	181
Amortization of actuarial gain	(27)	(12)	(79)	(37)

Net periodic cost	$36	$55	$109	$163

          The transactions under the Company’s unfunded deferred compensation plan, the unfunded director deferred compensation plan, and the funded deferred compensation plan, including participants associated with continuing operations for the three and nine months ended July 31, 2008 and 2007, were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2008	2007	2008	2007

Participant contributions	$384	$144	$1,338	$605
Company contributions	$36	$—	$128	$—
Gain (loss) on plan investment	$(404)	$—	$(668)	$—
Interest accrued	$135	$155	$397	$512
Distributions	$(1,140)	$(245)	$(4,008)	$(1,398)
          The Company makes contributions under a number of union-sponsored multi-employer arrangements, including additional defined contribution and defined benefit plans covering OneSource employees. Contributions made for pension plans under collective bargaining agreements were $11.7 million and $36.0 million (which included $1.0 million and $5.0 million for OneSource employees, respectively) for the three and nine months ended July 31, 2008, respectively, and $9.5 million and $27.9 million for the three and nine months ended July 31, 2007, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.
13.	Segment Information
          The Company was previously organized into five separate reportable operating segments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering and Lighting were reportable segments. In connection with the discontinued operation of the Lighting business (as discussed in Note 3, “Discontinued Operations”), the operating results of Lighting are classified as discontinued operations and, as such, are not reflected in the tables below. Segment sales and other income and operating profits of the continuing reportable segments (Janitorial, Parking, Security, and Engineering) were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2008	2007	2008		2007

Sales and other income
Janitorial	$638,508	$408,923	$1,870,096	*	$1,208,667
Parking	126,782	122,973	375,248		356,300
Security	85,347	81,829	248,573		240,196
Engineering	79,616	75,827	240,777		222,649
Corporate	382	1,390	2,016		4,550

	$930,635	$690,942	$2,736,710		$2,032,362

Operating profit
Janitorial	$31,678	$21,865	$82,464	*	$62,465
Parking	5,464	4,838	13,717		15,845
Security	2,068	1,937	4,933		2,603
Engineering	5,523	4,174	13,335		10,144
Corporate	(14,788)	(16,669)	(40,767)		(37,926)

Operating profit	29,945	16,145	73,682		53,131
Interest expense	(3,338)	(105)	(11,928)		(333)

Income from continuing operations before income taxes	$26,607	$16,040	$61,754		$52,798

*	Includes OneSource results from date of acquisition on November 14, 2007
          Most Corporate expenses are not allocated. Such expenses primarily include the adjustments to the Company’s self-insurance reserves relating to prior years, the Company’s share-based compensation costs, employee severance costs associated with the integration of OneSource’s operations into the Janitorial segment, and certain information technology costs. Until damages and costs are awarded or a matter is settled, the Company also accrues probable and estimable losses associated with pending litigation in Corporate.
          Janitorial total assets increased from $416.1 million on October 31, 2007 to $1,030.7 million on July 31, 2008, primarily due to assets acquired in the purchase of OneSource.
14.	Contingencies
          The Company is subject to various legal and arbitration proceedings and other contingencies that have arisen in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company accrues the amount of probable and estimable losses related to such matters. At July 31, 2008, the total amount of probable and estimable losses accrued for legal and other contingencies was $4.6 million. However, the ultimate resolution of legal and arbitration proceedings and other contingencies is always uncertain. If actual losses materially exceed the estimates accrued, the Company’s financial condition and results of operations could be materially adversely affected.
15.	Income Taxes
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
          As of November 1, 2007, the Company had $2.4 million of unrecognized tax benefits, all of which, if recognized, would affect its effective tax rate. The Company’s policy to include interest and penalties related to unrecognized tax benefits in income tax expense did not change upon the adoption of FIN 48. As of November 1, 2007, the Company had accrued interest related to uncertain tax positions of $0.2 million, net of federal income tax benefit, on the Company’s balance sheet. During the nine months ended July 31, 2008, the Company increased the unrecognized tax benefits by $108.6 million, as a result of the OneSource acquisition, none of which, if recognized, would affect its effective tax rate because the recognition would be treated as a purchase price adjustment. The Company has recorded $2.0 million of the unrecognized tax benefits as a current liability.
          The Company’s major tax jurisdiction is the United States and its U.S. federal income tax return has been examined by the tax authorities through October 31, 2004. The Company does business in almost every state, significantly in California, Texas and New York, as well as several foreign locations. In major state jurisdictions, the tax years 2004-2007 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by the States of New York, Illinois, Minnesota and Arizona.
          The estimated annual effective tax rate on income from continuing operations, excluding discrete items, for the three months ended July 31, 2008 was 38.0%, compared to the 37.5% used for the three months ended July 31, 2007. The increase was largely due to a higher estimated overall state tax rate arising from the requirement to file a combined gross margin tax return in Texas. The effective tax rate on income from continuing operations was 38.6% and 27.5% in the three months ended July 31, 2008 and 2007, respectively, and 38.6% and 32.1% in the nine months ended July 31, 2008 and 2007, respectively, due to certain discrete tax items.
          The nine months ended July 31, 2007 included a total deferred tax benefit of $1.5 million due to an increase in the Company’s net deferred tax assets from the state of New York requirement to file combined returns and an increase in the estimated overall state income tax rate. Of the $1.5 million deferred tax benefit, $1.2 million was recorded in the third quarter of 2007. A $0.6 million tax benefit was recorded in the first quarter of 2007 primarily due to the inclusion in the period of Work Opportunity Tax Credits attributable to 2006, but not recognized in 2006 because the program had expired and was not extended until the first quarter of 2007. Another $0.6 million tax benefit was recorded in the third quarter of 2007 mostly for the reversal of state tax liabilities for closed years. The Work Opportunity Tax Credits attributable to 2008 and 2007 were recorded in 2008 and 2007, respectively.
          The estimated annual effective tax rate on income from discontinued operations, excluding discrete items, for the three months ended July 31, 2008 was 47.6%, compared to the 41.4% used for the three months ended July 31, 2007. The effective tax rate on income from discontinued operations was 47.6% and 41.4% in the three months ended July 31, 2008 and 2007, respectively, and 10.5% and 41.4% in the nine months ended July 31, 2008 and 2007, respectively, due to certain discrete tax items. The effective tax rate for the nine month period in 2008 was a lower benefit than the expected annual rate primarily due to a portion of the goodwill impairment charge being non-deductible for tax purposes, which reduced the expected tax benefit by $1.3 million.
16.	Transition Costs
          In March 2007, the Company’s Board of Directors approved the establishment of a Shared Services Center in Houston, Texas to consolidate certain back office operations; the relocation of ABM Janitorial headquarters to Houston, and the Company’s other business segments to Southern California; and the relocation of the Company’s corporate headquarters to New York City in 2008 (collectively, the transition). The transition is intended to reduce costs and improve efficiency of the Company’s operations and is planned for completion by 2011.
          Certain corporate employees are entitled to severance payments upon termination in the period between March 2008 and October 2011. The initial estimated severance for terminations in the period between March 2008 and October 2011 was $3.5 million. This amount was the potential severance if all corporate employees were terminated as their functions move from San Francisco to New York or Houston. As of July 31, 2008, the initial estimate was reduced to $1.6 million as a result of the assessment by management that certain corporate activities and personnel will not be transitioned out of San Francisco as originally planned. The severance costs have been recognized in selling, general and administrative expense. No other material costs associated with the transition are planned.
          The following table presents changes to the transition liability during the nine months ended July 31, 2008 (in thousands):

Liability on			Liability on
October 31,		Cash	July 31,
2007	Expense	Payments	2008

$604	$1,262	$(1,382)	$484
          Transition liabilities due within one year of the balance sheet date are classified as other accrued liabilities.
17.	Auction Rate Securities
          As of July 31, 2008, the Company held investments in auction rate securities of $22.8 million, which are classified as available-for-sale securities and are reflected at fair value. However, due to recent events in the U.S. credit markets, auction events for these securities failed commencing in August and September of 2007 and continued to fail through the third quarter of fiscal 2008. The Company has estimated the fair values of these securities utilizing discounted cash flow valuation models as of July 31, 2008. These analyses consider, among other factors, the collateral underlying the security, the creditworthiness of the issuer, the timing of expected future cash flows, including final maturity and assumptions as to when, if ever, the security might be re-financed by the issuer or have a successful auction.
          For the nine months ended July 31, 2008, unrealized losses of $2.2 million ($1.3 million net of tax) were charged to accumulated other comprehensive loss as a result of declines in the fair value of auction rate securities. Because there is no assurance that auctions for these securities will be successful in the near term the auction rate securities are classified as long-term investments. Any future fluctuation in the fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss, net of tax. If at any time in the future the Company determines that a decline in value is other than temporary, it will record a charge to earnings in the period of determination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion should be read in conjunction with the consolidated financial statements of ABM Industries Incorporated (ABM, and together with its subsidiaries, the Company) included in this Quarterly Report on Form 10-Q and with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2007. All information in the discussion and references to the years are based on the Company’s fiscal year, which ends on October 31, and all references to the three and nine month periods are to the three and nine month periods, which end on July 31.
Overview
          The Company provides janitorial, parking, security, engineering and lighting services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities throughout the United States and Puerto Rico, as well as in British Columbia, Canada. At the beginning of 2008, the Company had five reportable segments: Janitorial, Parking, Security, Engineering and Lighting.
          On August 29, 2008, the Company entered into an Asset Purchase and Sale Agreement (the Agreement), with Sylvania Lighting Services Corp. (“Sylvania”), a subsidiary of OSRAM SLYVANIA, to sell and transfer certain assets and liabilities of the Company’s Lighting business for $34 million in cash, subject to certain post-closing adjustments. Assets that will be retained, principally accounts receivable, are expected to be settled in accordance with their underlying terms. The transaction is expected to close by October 31, 2008. Pursuant to a transition services agreement, Sylvania will also pay the Company $0.6 million for four months of information technology transition services following the closing of the transaction. The Company anticipates that the proceeds from the sale of the Lighting business, together with amounts anticipated to be realized over time from retained assets, consisting primarily of accounts receivable, will yield approximately $70 million to $75 million. Accordingly, the assets and liabilities associated with the Lighting business have been classified on the Company’s Consolidated Balance Sheets as assets and liabilities of discontinued operations, as of July 31, 2008 and have been reclassified as of October 31, 2007 for comparative purposes. The results of operations of Lighting for the three and nine month periods ended July 31, 2008 and July 31, 2007 are included in the Company’s Consolidated Statements of Income as “Income (loss) from discontinued operations, net of taxes.” In accordance with Emerging Issues Task Force (EITF) Issue No. 87-24 “Allocation of Interest to Discontinued Operations”, general corporate overhead expenses of $0.3 million for both the quarters ended July 31, 2008 and 2007 and $1.0 million and $1.1 million for the nine months ended July 31, 2008 and 2007, respectively, which were previously included in the operating results of the Lighting business have been reallocated to the Corporate segment. The cash flows of the discontinued operations are also presented separately in the Company’s Consolidated Statements of Cash Flows for the nine months ended July 31, 2008 and July 31, 2007. All corresponding prior year periods presented in the Company’s Consolidated Financial Statements and the accompanying notes have been reclassified to reflect the discontinued operations presentation. The Company now has four reportable segments.
          On November 14, 2007, ABM acquired OneSource Services, Inc. (OneSource), a janitorial facilities company, formed under the laws of Belize, with US operations headquartered in Atlanta, Georgia. The consideration was $365.0 million, which was paid by a combination of current cash and borrowings from the Company’s line of credit. In addition, following the closing, the Company paid in full $21.5 million outstanding under OneSource’s then-existing line of credit. The Company also incurred $4.0 million in direct acquisition costs. With annual revenues of approximately $825 million in the year ended March 31, 2007 and approximately 30,000 employees, OneSource was a provider of janitorial and related services, including landscaping, for more than 10,000 commercial, industrial, institutional and retail accounts in the United States and Puerto Rico, as well as in British Columbia, Canada.
          OneSource’s operations are included in the Janitorial segment, the largest segment of the Company’s business. Including OneSource, the Janitorial segment generated over 68.3% of the Company’s sales and other income (hereinafter called Sales) and over 72.1% of its operating profit before Corporate expenses in the first nine months of 2008.

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
          Janitorial and other maintenance service contracts are either fixed-price, “cost-plus” (i.e., the customer agrees to reimburse the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage), time-and-material based, or square footage based. In addition to services defined within the scope of the contract, the Company also generates Sales from extra services (or tags), such as additional cleaning requirements with extra services generally providing higher margins. The profitability of fixed-price contracts is impacted by the variability of the number of work days in the quarter and square footage-based contracts are impacted by changes in vacancy rates.
          The majority of the Company’s contracts are for one-year periods, but are subject to termination by either party after 30 to 90 days’ written notice. Upon renewal of a contract, the Company may renegotiate the price, although competitive pressures and customers’ price sensitivity could inhibit the Company’s ability to pass on cost increases. Such cost increases include, but are not limited to, labor costs, workers’ compensation and other insurance costs, any applicable payroll taxes and fuel costs. However, for some renewals the Company is able to restructure the scope and terms of the contract to maintain or increase profit margin.
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
          The Company’s growth in Sales in the first nine months of 2008 compared to the same period in 2007 is primarily attributable to the acquisition of OneSource as described above. During the period ended July 31, 2008, the Company started to notice a general decline in discretionary spending in some customer sectors and regions. Despite this weakness, the Company did experience organic growth in Sales in the first nine months of 2008, which represented not only Sales from new customers, but also expanded services or increases in the scope of work for existing customers. Achieving the desired levels of Sales and profitability will depend on the Company’s ability to gain and retain, at acceptable profit margins, more customers than it loses, pass on cost increases to customers, and keep overall costs down to remain competitive, particularly against privately owned facility services companies that typically have the lower cost advantage.
          In the long term, the Company expects to focus its financial and management resources on those businesses in which it can grow to be a leading national service provider. It also plans to increase Sales by expanding its services into international markets.
          In the short-term, management is focused on pursuing new business, increasing operating efficiencies, and integrating its most recent acquisitions, particularly OneSource. The Company is implementing a new payroll and human resources information system and upgrading its accounting systems and expects full implementation by the end of 2009. In addition, the Company has relocated its Janitorial headquarters to Houston, relocated its corporate headquarters to New York City and is in the process of concentrating its other business units in Southern California. During the remainder of 2008, the Company expects to incur expenses of approximately $6 million associated with the upgrade of the existing accounting systems, implementation of a new payroll system and human resources information system, relocation of corporate headquarters and other costs to achieve synergies with OneSource.
Liquidity and Capital Resources

	July 31,	October 31,
(in thousands)	2008	2007	Change

Cash and cash equivalents	$5,293	$136,192	$(130,899)
Working capital of continuing operations	$259,268	$312,634	$(53,366)

	Nine Months Ended July 31,
(in thousands)	2008	2007	Change

Net cash provided by (used in) operating activities	$36,536	$(9,564)	$46,100
Net cash used in investing activities	$(446,519)	$(24,261)	$(422,258)
Net cash provided by financing activities	$279,084	$7,149	$271,935
          Cash provided by operations and bank borrowings have historically been used for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of July 31, 2008 and October 31, 2007, the Company’s cash and cash equivalents totaled $5.3 million and $136.2 million, respectively. The cash balance at July 31, 2008 declined from October 31, 2007 primarily due to the acquisition of OneSource. The total purchase price for OneSource, including the payment in full of OneSource’s pre-existing debt of $21.5 million and direct acquisition costs of $4.0 million, was $390.5 million, which was paid by a combination of current cash and borrowings from the Company’s line of credit. In addition, the Company paid $27.3 million in cash, including $0.4 million in direct acquisition costs, for the remaining equity of Southern Management Company (Southern Management). See Note 8 — Acquisitions of the Notes to the Consolidated Financial Statements contained in Item 1, “Financial Statements.”
          The Company believes that the current cash and cash equivalents, cash generated from operations and amounts available under its $450 million line of credit will be sufficient to meet the Company’s cash requirements for the long-term, except to the extent cash is required for significant acquisitions, if any.
           Working Capital of Continuing Operations. Working capital of continuing operations decreased by $53.4 million to $259.3 million at July 31, 2008 from $312.6 million at October 31, 2007, primarily due to the $130.9 million decrease in cash and cash equivalents tied to the acquisition of OneSource. Additional working capital contributed by OneSource partially offset this decrease. Trade accounts receivable increased by $132.4 million to $481.6 million at July 31, 2008, of which $101.0 million was attributable to OneSource. These amounts were net of allowances for doubtful accounts and sales totaling $11.5 million and $6.4 million at July 31, 2008 and October 31, 2007, respectively. At July 31, 2008, accounts receivable that were over 90 days past due had increased by $14.8 million to $42.6 million (8.6% of the total outstanding) from $23.9 million (6.7% of the total outstanding) at October 31, 2007. Of the over 90 days past due trade receivables, $10.2 million was attributable to OneSource.
           Cash Flows from Operating Activities. Net cash provided by operating activities was $36.5 million in the first nine months of 2008, compared to net cash used of $9.6 million in the first nine months of 2007. The first nine months of 2007 included a $34.9 million income tax payment relating to the $80.0 million gain on the settlement of the World Trade Center insurance claims in the fourth quarter of 2006. Excluding the effects of the OneSource acquisition, accounts receivable in the nine months of 2008 increased $37.8 million from the same period of 2007 primarily due to increased Sales and effects of the increases in past due accounts receivables as noted above. The effect of this increase to operating cash flows was partially offset by a $5.7 million increase to accounts payable and accrued liabilities. Net cash provided by discontinued operating activities was $5.9 million in the first nine months of 2008 compared to $6.2 million used in the first nine months of 2007.
          Cash Flows from Investing Activities. Net cash used in investing activities in the first nine months of 2008 was $446.5 million, compared to $24.3 million in the first nine months of 2007. The increase was primarily due to the $390.5 million and $27.3 million paid for OneSource and the remaining 50% of the equity of Southern Management, respectively. Cash paid for acquisitions in the first nine months of 2007 consisted of a $7.1 million payment for the acquisition of the assets of HealthCare Parking Systems of America and $3.0 million of contingent amounts (excluding $0.5 million related to contingent amounts settled in stock issuances) for businesses acquired in periods prior to 2007. In addition, property, plant and equipment additions increased by $12.7 million in the first nine months of 2008 compared to the first nine months of 2007, which mainly reflects capitalized costs associated with the upgrade of the Company’s accounting systems and the implementation of a new payroll and human resources information system. Net cash provided by discontinued investing activities was $0.2 million compared with net cash used of $0.3 million for the nine months ended July 31, 2008 and July 31, 2007, respectively.
          Cash Flows from Financing Activities. Net cash provided by financing activities was $279.1 million in the first nine months of 2008, compared to $7.1 million in the first nine months of 2007. In the first nine months of 2008, the Company borrowed $285.0 million, net from the Company’s line of credit primarily in connection with the acquisitions of OneSource and the remaining 50% of the equity of Southern Management.
          Line of Credit. ABM has a $450.0 million five-year syndicated line of credit that is scheduled to expire on November 14, 2012. The line of credit is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes. See Note 10 — Line of Credit Facility of the Notes to the Consolidated Financial Statements contained in Item 1, “Financial Statements.”
          As of July 31, 2008, the total outstanding amounts under the line of credit in the form of cash borrowings and standby letters of credit were $285.0 million and $112.9 million, respectively. Available credit under the line of credit was $52.1 million as of July 31, 2008.
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
          The Company is also subject to various legal and arbitration proceedings and other contingencies that have arisen in the ordinary course of business, including the matters described in Part II, Item 1, Legal Proceedings. At July 31, 2008, the total amount of probable and estimable losses accrued for legal and other contingencies was $4.6 million. However, the ultimate resolution of legal and arbitration proceedings and other contingencies is always uncertain. If actual losses materially exceed the estimates accrued, the Company’s financial condition and results of operations could be materially adversely affected.
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
Acquisitions
          The operating results of businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisitions, including OneSource, made during the nine months ended July 31, 2008, are discussed in Note 8 — Acquisitions of the Notes to Consolidated Financial Statements contained in Item 1. “Financial Statements.”
Results of Continuing Operations
Three Months Ended July 31, 2008 vs. Three Months Ended July 31, 2007

	Three Months		Three Months		Increase	Increase
	Ended	% of	Ended	% of	(Decrease)	(Decrease)
($ in thousands)	July 31, 2008	Sales	July 31, 2007	Sales	$	%

Revenues
Sales and other income	$930,635	100.0%	$690,942	100.0%	$239,693	34.7%
Expenses
Operating expenses and cost of goods sold	825,855	88.7%	627,113	90.8%	198,742	31.7%
Selling, general and administrative	72,317	7.8%	46,249	6.7%	26,068	56.4%
Amortization of intangible assets	2,518	0.3%	1,435	0.2%	1,083	75.5%

Total operating expense	900,690	96.8%	674,797	97.7%	225,893	33.5%

Operating profit	29,945	3.2%	16,145	2.3%	13,800	85.5%
Interest expense	3,338	0.4%	105	NM*	3,233	NM*

Income from continuing operations before income taxes	26,607	2.9%	16,040	2.3%	10,567	65.9%
Provision for income taxes	10,263	1.1%	4,403	0.6%	5,860	133.1%

Income from continuing operations	16,344	1.8%	11,637	1.7%	4,707	40.4%
Income (loss) from discontinued operations, net of tax	68	NM*	362	0.1%	(294)	NM*

Net income	$16,412	1.8%	$11,999	1.7%	$4,413	36.8%

*	Not meaningful
          Net Income. Net income in the third quarter of 2008 increased by $4.4 million, or 36.8%, to $16.4 million ($0.32 per diluted share) from $12.0 million ($0.24 per diluted share) in the third quarter of 2007. Net income included income of $0.1 million ($0.00 per diluted share) and $0.4 million ($0.01 per diluted share) from discontinued operations in the third quarter of 2008 and 2007, respectively.
          Income from continuing operations in the third quarter of 2008 increased by $4.7 million, or 40.4%, to $16.3 million ($0.32 per diluted share) from $11.6 million ($0.23 per diluted share) in the third quarter of 2007. The increase was primarily a result of a $12.5 million difference between a decrease in self insurance reserves ($7.6 million) in the third quarter of 2008 and an increase in self-insurance reserves ($4.9 million) in the third quarter of 2007 from the Company’s evaluation of the reserves (further described below). In addition, operating profit from the continuing operating segments increased $11.9 million primarily due to the acquisition of OneSource and the organic increase in Janitorial Sales. As a result of the integration of OneSource’s operations into the Janitorial segment, the Company has achieved synergies through a reduction of duplicative positions and back office functions, the consolidation of facilities, and the reduction in professional fees and other services. The positive impact of these items to net income was partially offset by a $5.9 million increase in income taxes, $3.3 million of interest expense attributable to the financing of the OneSource and Southern Management acquisitions, $3.1 million of expenses associated with the integration of OneSource’s operations, a $2.8 million increase in payroll and payroll-related costs, a $2.5 million increase in information technology costs, a $1.0 million increase in expenses related to severance, retention bonuses and new hires associated with the move of the Company’s corporate headquarters to New York and a $0.8 million increase in share-based compensation expense.
          The Company performs evaluations of its self-insurance reserves during the year. The May 31, 2008 evaluation indicated favorable developments for years prior to 2008 in the workers’ compensation and general liability claims that resulted in a $7.6 million benefit. This benefit was recorded in Corporate. The comparable evaluation on May 31, 2007 indicated adverse developments in the Company’s workers’ compensation and general liability claims that resulted in a $4.9 million expense.
          Revenues. Sales in the third quarter of 2008 increased $239.7 million, or 34.7%, to $930.6 million from $690.9 million in the third quarter of 2007, primarily due to $211.6 million of additional sales contributed by OneSource. Excluding the impact of the OneSource acquisition, Sales increased by $28.1 million or 4.1%, during the third quarter of 2008 compared to the third quarter of 2007, which was primarily due to new business and expansion of services in all continuing operating segments.
          Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross margin was 11.3% and 9.2% in the third quarters of 2008 and 2007, respectively. The increase in gross margin percentage was primarily the result of the $12.5 million reduction in insurance expense associated with the difference in the insurance reserve adjustments between the third quarter of 2008 and the third quarter of 2007.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $26.1 million, or 56.4%, in the third quarter of 2008 compared to the third quarter of 2007 primarily due to an additional $17.0 million of OneSource expenses in the third quarter of 2008. Excluding OneSource, selling, general and administrative expenses increased $9.1 million which includes a $3.1 million increase in costs associated with the integration of OneSource’s operations, a $2.5 million increase in information technology costs, a $1.0 million increase in costs related to severance, retention bonuses and new hires associated with the move of the Company’s corporate headquarters to New York, and a $0.8 million increase in share based compensation costs.
          Intangible Amortization. Intangible assets amortization expense increased $1.1 million, or 75.5%, in the third quarter of 2008 compared to the third quarter of 2007, due to the amortization of $34.4 million allocated to customer contracts and relationships in connection with the acquisition of OneSource.
          Interest Expense. Interest expense in the third quarter of 2008 was $3.3 million compared to $0.1 million in the third quarter of 2007. The increase is primarily the result of amounts drawn on the Company’s line of credit in connection with the acquisitions of OneSource and the remaining 50% of equity of Southern Management. Included in interest expense in the third quarter of 2008 was $0.5 million of interest accretion related to OneSource insurance claim liabilities assumed as part of the OneSource acquisition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the insurance claim liabilities associated with the allocation of the purchase price have been recorded at their fair value at November 14, 2007, which is the present value of the expected future cash flows. These discounted liabilities are accreted to interest expense as the recorded values are brought to an undiscounted amount.
          Income Taxes. The estimated annual effective tax rate on income from continuing operations, excluding discrete items, for the third quarter of 2008 was 38.0%, compared to the 37.5% used for the third quarter of 2007. The increase was largely due to a higher estimated overall state tax rate arising from the requirement to file a combined gross margin tax return in Texas. The effective tax rate on income from continuing operations was 38.6% and 27.5% in the third quarter of 2008 and 2007, respectively, due to certain discrete tax items.
          The effective tax rate for the three month period in 2007 was lower than the expected annual rate primarily due to an increase in the Company’s net deferred tax assets of $1.5 million from the State of New York’s requirement to file combined returns, of which $1.2 million was included in the third quarter of 2007. In addition, another $0.6 million tax benefit was recorded in the third quarter of 2007 mostly from the reversal of state tax liabilities for closed years.
          Segment Information. The Company was previously organized into five separate reportable operating segments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering and Lighting were reportable segments. In connection with the discontinued operation of the Lighting business, the operating results of Lighting are classified as discontinued operations and, as such, are not reflected in the tables below.
          Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years, employee severance costs associated with the integration of OneSource’s operations into the Janitorial segment, certain information technology costs, and the Company’s share-based compensation costs. Until damages and costs are awarded or a matter is settled, the Company also accrues probable and estimable losses associated with pending litigation in Corporate. Segment Sales and other income and operating profits of the continuing reportable segments (Janitorial, Parking, Security, and Engineering) were as follows:

	Three Months Ended July 31,		Increase
($ in thousands)	2008	2007	(Decrease)

Sales and other income
Janitorial	$638,508	$408,923	56.1%
Parking	126,782	122,973	3.1%
Security	85,347	81,829	4.3%
Engineering	79,616	75,827	5.0%
Corporate	382	1,390	(72.5)%

	$930,635	$690,942	34.7%

Operating profit from continuing operations
Janitorial	$31,678	$21,865	44.9%
Parking	5,464	4,838	12.9%
Security	2,068	1,937	6.8%
Engineering	5,523	4,174	32.3%
Corporate	(14,788)	(16,669)	(11.3)%

Operating profit from continuing operations	29,945	16,145	85.5%
Interest expense	(3,338)	(105)	NM *

Income from continuing operations before income taxes	$26,607	$16,040	65.9%

*	Not meaningful
          The results of operations from the Company’s segments for the quarter ended July 31, 2008, compared to the same quarter in 2007, are more fully described below.
          Janitorial. Janitorial Sales increased $229.6 million, or 56.1%, in the third quarter of 2008 compared to the third quarter of 2007 primarily due to $211.6 million of additional revenue contributed by OneSource. Excluding the impact of the OneSource acquisition, Janitorial Sales increased by $18.0 million, or 4.4%. All Janitorial regions, except for the Southeast region, experienced Sales growth, which was due to increased business from new customers and price increases to pass through union wage and benefit increases. The 2008 revenue growth included clean-up work related to Iowa floods in the third quarter of 2008.
          Operating profit increased $9.8 million, or 44.9%, during the third quarter of 2008 compared to the third quarter of 2007. The increase was primarily attributable to the acquisition of OneSource and increased Sales as noted above. The increase in operating profit includes synergies generated from the integration of OneSource’s operations into the Janitorial segment. The synergies were achieved through a reduction of duplicative positions and back office functions, the consolidation of facilities, and professional fees and other services.
          Parking. Parking Sales increased $3.8 million, or 3.1%, during the third quarter of 2008 compared to the third quarter of 2007, primarily due to a $3.3 million increase in allowance, lease and visitor parking revenues from new customers and an increased level of service to existing customers.
          Operating profit increased $0.6 million, or 12.9%, during the third quarter of 2008 compared to the third quarter of 2007 due to additional profit from higher revenues.
          Security. Security Sales increased $3.5 million, or 4.3%, in the third quarter of 2008 compared to the third quarter of 2007. The increase is primarily due to additional Sales generated from new customers specifically in the Northwest and Midwest regions and expansion of services to existing customers.
          Operating profit increased $0.1 million, or 6.8%, during the third quarter of 2008 compared to the third quarter of 2007 due to additional profit from higher sales and a reduction in insurance expense.
          Engineering. Engineering Sales increased $3.8 million, or 5.0%, during the third quarter of 2008 compared to the third quarter of 2007, primarily due to new business and expansion of services to existing customers, mainly in the Northern California and Eastern regions.
          Operating profit increased by $1.3 million, or 32.3%, in the third quarter of 2008 compared to the third quarter of 2007, primarily due to increased Sales, higher profit margins of new business compared to business replaced, and a decrease in insurance expense.
          Corporate. Corporate expense decreased $1.9 million, or 11.3%, in the third quarter of 2008 compared to the third quarter of 2007, which was primarily due to the $12.5 million decrease in insurance expense associated with the difference in insurance reserve adjustments between the third quarter of 2008 and the third quarter of 2007 based on the Company’s evaluation of the reserves. The decrease in insurance expense was partially offset by $3.1 million in expenses associated with the integration of OneSource’s operations, a $2.8 million increase in payroll and payroll-related costs, a $2.5 million increase in information technology expenses, a $1.0 million increase in expenses related to severance, retention bonuses and new hires associated with the move of the Company’s corporate headquarters to New York, and a $0.8 million increase in share-based compensation expense. In accordance with EITF, Issue No. 87-24, general corporate overhead expenses of $0.3 million for both the quarters ended July 31, 2008 and 2007 which were previously included in the operating results of the Lighting business have been reallocated to the Corporate segment.

Nine Months Ended July 31, 2008 vs. Nine Months Ended July 31, 2007

	Nine Months		Nine Months		Increase	Increase
	Ended	% of	Ended	% of	(Decrease)	(Decrease)
($ in thousands)	July 31, 2008	Sales	July 31, 2007	Sales	$	%

Revenues
Sales and other income	$2,736,710	100.0%	$2,032,362	100.0%	$704,348	34.7%
Expenses
Operating expenses and cost of goods sold	2,447,891	89.4%	1,830,622	90.1%	617,269	33.7%
Selling, general and administrative	207,694	7.6%	144,503	7.1%	63,191	43.7%
Amortization of intangible assets	7,443	0.3%	4,106	0.2%	3,337	81.3%

Total operating expense	2,663,028	97.3%	1,979,231	97.4%	683,797	34.5%

Operating profit	73,682	2.7%	53,131	2.6%	20,551	38.7%
Interest expense	11,928	0.4%	333	NM*	11,595	NM*

Income from continuing operations before income taxes	61,754	2.3%	52,798	2.6%	8,956	17.0%
Income taxes	23,839	0.9%	16,963	0.8%	6,876	40.5%

Income from continuing operations	37,915	1.4%	35,835	1.8%	2,080	5.8%
Income (loss) from discontinued operations, net of tax	(4,065)	-0.1%	1,590	0.1%	(5,655)	NM*

Net income	$33,850	1.2%	$37,425	1.8%	$(3,575)	-9.6%

*	Not meaningful
          Net Income. Net income in the first nine months of 2008 decreased by $3.6 million, or 9.6%, to $33.9 million ($0.66 per diluted share) from $37.4 million ($0.74 per diluted share) in the first nine months of 2007. Net income included a loss of $4.1 million ($0.08 per diluted share) and income of $1.6 million ($0.03 per diluted share) from discontinued operations for the first nine months of 2008 and 2007, respectively. The loss from discontinued operations experienced in the first nine months of 2008 is primarily due to a $4.5 million charge associated with the impairment of goodwill for the Lighting business.
          Income from continuing operations in the first nine months of 2008 increased by $2.1 million, or 5.8%, to $37.9 million ($0.74 per diluted share) from $35.8 million ($0.71 per diluted share) in the first nine months of 2007. This increase was primarily due to a $23.4 million increase in operating profit from the continuing operating segments in the first nine months of 2008 compared to the first nine months of 2007, primarily due to the acquisition of OneSource and the organic increase in Janitorial Sales. As a result of the integration of OneSource’s operations into the Janitorial segment, the Company has achieved synergies through a reduction in duplicative positions and back office functions, the consolidation of facilities and the reduction in professional fees and other services. In addition, insurance expense was $15.5 million lower due to the difference between a decrease in self insurance reserves ($14.8 million) in the first nine months of 2008 and an increase in self-insurance reserves ($0.7 million) relating to prior year claims in the first nine months of 2007 as a result of the Company’s evaluation of the reserves (further described below). The positive impact of these items on net income was partially offset by a $11.7 million of interest expense attributable to the financing of the OneSource and Southern Management acquisitions, a $6.9 million increase in income taxes, $6.1 million of expenses associated with the integration of OneSource’s operations, a $3.9 million increase in information technology costs, a $3.2 million increase in expenses related to severance, retention bonuses and new hires associated with the move of the Company’s corporate headquarters to New York, a $2.3 million decrease in interest income from lower cash balances and a $1.7 million increase in costs associated with the operations of the Shared Services Center in Houston.
          Evaluations covering the Company’s prior years’ workers’ compensation, general liability and auto liability claims, excluding claims acquired from OneSource, as of January 31, 2008 and May 31, 2008 resulted in an aggregate reduction of $14.8 million in the Company’s self-insurance reserves recorded in the nine months ended July 31, 2008. In the nine months ended July 31, 2007, comparable January 31, 2007 evaluations resulted in a $4.2 million reduction to insurance reserves, offset by $4.9 million adverse developments from a May 31, 2007 evaluation. These claims were for workers’ compensation outside of California for years prior to 2007 which exceeded the favorable developments in the California workers’ compensation and general liability programs.
          Revenues. Sales in the first nine months of 2008 increased $704.3 million, or 34.7%, to $2,736.7 million from $2,032.4 million in the first nine months of 2007, primarily due to $613.8 million and $17.0 million of additional Sales contributed by OneSource and Healthcare Parking Services America, (HPSA), which was acquired on April 2, 2007, respectively. Excluding the OneSource and HPSA revenues, Sales increased by $73.5 million or 3.6% during the first nine months of 2008 compared to the first nine months of 2007, which was primarily due to new business and expansion of services in all continuing operating segments. Parking Sales in 2007 included a $5.0 million gain in connection with a termination of an off-airport parking garage lease.
          Operating Expenses and Cost of Goods Sold. As a percentage of Sales, gross margin was 10.6% and 9.9% in the first nine months of 2008 and 2007, respectively. The increase in the gross margin percentage was primarily due to the $15.5 million reduction in insurance expense associated with the difference in the insurance reserve adjustments between the first nine months of 2008 compared to the first nine months of 2007, partially offset by the absence of a $5.0 million gain in Parking in connection with the termination of an off-airport parking garage lease recorded in the first nine months of 2007.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $63.2 million, or 43.7%, in the first nine months of 2008 compared to the first nine months of 2007, primarily due to an additional $51.8 million of OneSource expenses in the first nine months of 2008. Excluding OneSource, selling, general and administrative expenses increased $11.4 million, which was primarily due to $6.1 million of expenses associated with the integration of OneSource’s operations, a $3.9 million increase in information technology expenses, a $3.2 million increase in expenses related to severance, retention bonuses and new hires associated with the move of the Company’s corporate headquarters to New York and a $1.7 million increase in costs associated with the operations of the Shared Services Center in Houston. The impact of the increases in these items on selling, general and administrative expenses was partially offset by the absence of $4.0 million of share-based compensation expense related to the acceleration of price-vested options recognized when target prices for ABM common stock were achieved, which was recorded in the first nine months of 2007.
          Intangible Amortization. Intangible assets amortization expense increased $3.3 million, or 81.3%, in the first nine months of 2008 compared to the first nine months of 2007, primarily due to the amortization of $34.4 million allocated to customer contracts and relationships in connection with the acquisition of OneSource.
          Interest Expense. Interest expense in the first nine months of 2008 was $11.9 million compared to $0.3 million in the first nine months of 2007. The increase is primarily the result of amounts drawn on the Company’s line of credit in connection with the acquisitions of OneSource and the remaining 50% of equity of Southern Management. Included in interest expense in the first nine months of 2008 was $1.5 million of interest accretion related to OneSource insurance claim liabilities assumed as part of the OneSource acquisition.
          Income Taxes. The estimated annual effective tax rate on income from continuing operations, excluding discrete items, for the first nine months of 2008 was 38.0%, compared to the 37.5% used for the first nine months of 2007. The increase was largely due to a higher estimated overall state tax rate arising from the requirement to file a combined gross margin tax return in Texas. The effective tax rate on income from continuing operations was 38.6% and 32.1% in the first nine months of 2008 and 2007, respectively, due to certain discrete tax items. The nine months ended July 31, 2007 included a total deferred tax benefit of $1.5 million due to an increase in the Company’s net deferred tax assets from the state of New York requirement to file combined returns and an increase in the estimated overall state income tax rate. Of the $1.5 million deferred tax benefit, $1.2 million was recorded in the third quarter of 2007. A $0.6 million tax benefit was recorded in the first quarter of 2007 primarily due to the inclusion in the period of Work Opportunity Tax Credits attributable to 2006, but not recognized in 2006 because the program had expired and was not extended until the first quarter of 2007. Another $0.6 million tax benefit was recorded in the third quarter of 2007 mostly for the reversal of state tax liabilities for closed years. The Work Opportunity Tax Credits attributable to 2008 and 2007 were recorded in 2008 and 2007, respectively.
Segment Information.

	Nine Months Ended July 31,			Increase
($ in thousands)	2008		2007	(Decrease)

Sales and other income
Janitorial	$1,870,096	**	$1,208,667	54.7%
Parking	375,248		356,300	5.3%
Security	248,573		240,196	3.5%
Engineering	240,777		222,649	8.1%
Corporate	2,016		4,550	(55.7)%

	$2,736,710		$2,032,362	34.7%

Operating profit from continuing operations
Janitorial	$82,464	**	$62,465	32.0%
Parking	13,717		15,845	(13.4)%
Security	4,933		2,603	89.5%
Engineering	13,335		10,144	31.5%
Corporate	(40,767)		(37,926)	7.5%

Operating profit from continuing operations	73,682		53,131	38.7%
Interest expense	(11,928)		(333)	NM *

Income from continuing operations before income taxes	$61,754		$52,798	17.0%

*	Not meaningful

**	Includes OneSource from date of acquistion on November 14, 2007
          The results of operations from the Company’s segments for the nine months ended July 31, 2008, compared to the same period in 2007, are more fully described below.
          Janitorial. Janitorial Sales increased $661.4 million, or 54.7%, during the first nine months of 2008 compared to the first nine months of 2007 primarily due to $613.8 million of additional Sales contributed by OneSource. Excluding the impact of the OneSource acquisition, Janitorial Sales increased by $47.6 million. All Janitorial regions, except the Southeast region, experienced Sales growth which was due to increased business from new customers and price increases to pass through of union wage and benefit increases.
          Operating profit increased $20.0 million, or 32.0%, during the first nine months of 2008 compared to the first nine months of 2007. The increase was primarily attributable to the acquisition of OneSource and increased Sales as noted above. The increase in operating profit includes synergies generated from the integration of OneSource’s operations into the Janitorial segment. The synergies were achieved through a reduction of duplicate positions and back office functions, the consolidation of facilities, and the reduction in professional fees and other services.
          Parking. Parking Sales increased $18.9 million, or 5.3%, during the first nine months of 2008 compared to the first nine months of 2007, primarily due to $17.0 million of Sales contributed by HPSA and a $7.0 million increase in allowance, lease and visitor parking revenues. These increases to Parking Sales, were partially offset by the absence of the $5.0 million gain recorded in the first nine months of 2007 associated with the termination of an off-airport parking garage lease in Philadelphia.
          Operating profit decreased $2.1 million, or 13.4%, during the first nine months of 2008 compared to the first nine months of 2007 due to the absence of the $5.0 million lease termination gain recorded in the first nine months of 2007, partially offset by $1.6 million of additional profit earned on increased lease and visitor parking revenue and $1.3 million of additional operating profit contributed by HPSA.
          Security. Security Sales increased $8.4 million, or 3.5%, during the first nine months of 2008 compared to the first nine months of 2007 primarily as a result new customers in the Northwest and Midwest regions.
          Operating profit increased by $2.3 million, or 89.5% in the first nine months of 2008 compared to the first nine months of 2007, primarily due to the absence of a $1.7 million litigation settlement recorded in the nine months of 2007 and a reduction in insurance expense.
          Engineering. Engineering Sales increased $18.1 million, or 8.1%, during the first nine months of 2008 compared to the first nine months of 2007. All regions except for the Midwest region experienced growth in Sales primarily due to business from new customers and expansion of services to existing customers.
          Operating profit increased by $3.2 million, or 31.5%, in the first nine months of 2008 compared to the first nine months in 2007, primarily due to increased Sales, higher profit margins on the new business compared to business replaced, and a decrease in insurance expense.
          Corporate. Corporate expense increased $2.8 million, or 7.5%, in the first nine months of 2008 compared to the first nine months of 2007, which was primarily due to $6.1 million in costs associated with the integration of OneSource’s operations, a $3.9 million increase in payroll and payroll related costs, a $3.9 million increase in information technology costs, a $3.2 million increase in expenses related to severance, retention bonuses and new hires associated with the move of the Company’s corporate headquarters to New York and a $1.7 million increase in costs associated with the operations of the Shared Services Center in Houston. The items that negatively impacted corporate expense were partially offset by the $15.5 million decrease in insurance expense associated with the difference in insurance reserve adjustments between the first nine months of 2008 and the first nine months of 2007 based on the Company’s evaluation of the reserves. In accordance with EITF, Issue No. 87-24, general corporate overhead expenses of $1.0 million and $1.1 million for the nine months ended July 31, 2008 and 2007, respectively, which were previously included in the operating results of the Lighting business have been reallocated to the Corporate segment.
Discontinued Operations
          Sales from discontinued operations decreased $1.3 million, or 5.0%, during the third quarter of 2008 compared to the third quarter of 2007, primarily due to a decrease in time and material, and special project business.
          Income from discontinued operations, net of taxes was $0.1 million in the third quarter of 2008 compared to a $0.4 million in the third quarter of 2007.
          Sales from discontinued operations decreased $6.2 million, or 7.2%, during the first nine months of 2008 compared to the first nine months of 2007, primarily due to a decrease in time and material, and special project business. Discontinued operating loss was $4.1 million in the first nine months of 2008 compared to a discontinued operating income of $1.6 million in the first nine months of 2007. The difference of $5.7 million is primarily due to the $4.5 million charge associated with the impairment of goodwill, and the decrease in Sales. These decreases were partially offset by a decrease in selling, general, and administrative payroll expense due to fewer employees.
          During the quarter ended April 30, 2008, in response to objective evidence about the implied value of goodwill relating to the Company’s Lighting business, the Company performed an assessment of goodwill for impairment. The goodwill in the Company’s Lighting business was determined to be impaired and a non-cash, pre-tax goodwill impairment charge of $4.5 million was recorded on April 30, 2008, which is included in discontinued operations in the accompanying consolidated statements of income.

          The estimated annual effective tax rate on income from discontinued operations, excluding discrete items, for the three months ended July 31, 2008 was 47.6%, compared to the 41.4% for the three months ended July 31, 2007. The effective tax rate on income from discontinued operations was 47.6% and 41.4% in the three months ended July 31, 2008 and 2007, respectively, due to certain discrete tax items.
          The estimated annual effective tax rate on income from discontinued operations, excluding discrete items, for the nine months ended July 31, 2008 was 47.6%, compared to the 41.4% used for the nine months ended July 31, 2007. The effective tax rate on income from discontinued operations was 10.5% and 41.4% in the nine months ended July 31, 2008 and 2007, respectively, due to certain discrete tax items. The effective tax rate for the nine month period in 2008 was a lower benefit than the expected annual rate primarily due to a portion of the goodwill impairment charge being non-deductible for tax purposes, which reduced the expected tax benefit by $1.3 million.
Adoption of New Accounting Standards
          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax” (FIN 48). FIN 48 prescribes a recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing, classifying and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 became effective for the Company as of November 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. See Note 15 — Income Taxes of the Notes to Consolidated Financial Statements contained in Item 1. “Financial Statements.”
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
Critical Accounting Policies and Estimates
          The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of the Company’s critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Company’s 2007 Annual Report on Form 10-K for the year ended October 31, 2007. There have been no significant changes to the Company’s critical accounting policies and estimates during the nine months ended July 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments
          The Company’s primary market risk exposure is interest rate risk. The potential impact of adverse increases in this risk is discussed below. The following sensitivity analysis does not consider the effects that an adverse change may have on the overall economy nor does it consider actions the Company may take to mitigate its exposure to these changes. Results of changes in actual rates may differ materially from the following hypothetical results.
Interest Rate Risk
          The Company’s exposure to interest rate risk relates primarily to its cash equivalents and London Interbank Offered Rate (LIBOR) and Interbank Offered Rate (IBOR) based borrowings under the $450.0 million five-year syndicated line of credit that expires in November 2012. At July 31, 2008, outstanding LIBOR and IBOR based borrowings of $285.0 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 30 days, the line of credit facility the Company has in place will continue to allow it to borrow against the line of credit through November 2012. The Company anticipates borrowing similar amounts for periods of one week to one month. If interest rates increase 1% and the loan balance remains at $285.0, the impact on the Company’s results of operations for the remainder of 2008 would be approximately $0.7 million of additional interest expense.
          At July 31, 2008, the Company held investments in auction rate securities. With the liquidity issues experienced in global credit and capital markets, the Company’s auction rate securities have experienced multiple failed auctions. The Company continues to earn interest at the maximum contractual rate for each security, which as a portfolio is higher than what the Company pays on outstanding borrowings. The estimated values of the five auction rate securities held by the Company are no longer at par. As of July 31, 2008, the Company had $22.8 million in auction rate securities in the consolidated balance sheet, which is net of an unrealized loss of $2.2 million. The unrealized loss is included in other comprehensive income as the decline in value is deemed to be temporary due primarily to the Company’s ability and intent to hold these securities long enough to recover its investments.
          The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of its investments. If the current market conditions continue, or the anticipated recovery in market values does not occur, the Company may be required to record additional unrealized losses or record an impairment charge in 2008.
          The Company intends and has the ability to hold these auction rate securities until the market recovers. Based on the Company’s ability to access its cash, its expected operating cash flows, and other sources of cash, the Company does not anticipate that the lack of liquidity of these investments will affect the Company’s ability to operate its business in the ordinary course.
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
          b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
          The Company is a defendant in the following purported class action lawsuits related to alleged violations of federal or California wage-and-hour laws: (1) the consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (ACSS) filed July 12, 2005, in the Superior Court of California, Los Angeles County (L.A. Superior Ct.); (2) the consolidated cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco; (3) the consolidated cases of Batiz/Heine v. ACSS filed on June 7, 2006, in the U.S. District Court of California, Central District (Batiz); (4) the consolidated cases of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Ct; (5) Castellanos v. ABM Industries filed on April 5, 2007, in the U.S. District Court of California, Central District; and (6) Villacres v. ABM Security filed on August 15, 2007, in the U.S. District Court of California, Central District (Villacres); (7) Chen v. Ampco System Parking and ABM Industries filed on March 6, 2008, in the U.S. District Court of California, Southern District; (8) Khadera v. American Building Maintenance Co.-West and ABM Industries filed on March 24, 2008, in U.S District Court of Washington, Western District; (9) Hickey v. ABM Security Services filed on March 25, 2008, in the U.S. District Court of Florida, Middle District; and

(10) Tan v. Ampco System Parking filed on July 16, 2008, in San Francisco Superior Ct. The named plaintiffs in these lawsuits are current or former employees of ABM subsidiaries who allege, among other things, that they were required to work “off the clock,” were not paid for all overtime, were not provided work breaks or other benefits, and/or that they received pay stubs not conforming to California law. In all cases, the plaintiffs generally seek unspecified monetary damages, injunctive relief or both. The Company believes it has meritorious defenses to these claims and intends to continue to vigorously defend itself.
          In August 2005, ABM filed an action for declaratory relief, breach of contract and breach of the implied covenant of good faith and fair dealing in U.S. District Court in The Northern District of California against its insurance carriers, Zurich American Insurance Company (Zurich American) and National Union Fire Insurance Company (National Union) relating to the carriers’ failure to provide coverage for ABM and one of its Parking subsidiaries. In September 2006, the Company settled its claims against Zurich American for $400,000. Zurich American had provided $850,000 in coverage. In early 2006, ABM paid $6.3 million in settlement costs in the litigation with IAH-JFK Airport Parking Co., LLC and seeks to recover $5.3 million of these settlement costs and legal fees from National Union. In September 2006, the Company lost a motion for summary adjudication filed by National Union on the issue of the duty to defend. The Company has appealed that ruling and filed its reply brief in March 2007; oral agreements were heard in July 2008. ABM’s claim includes “bad faith” allegations for National Union’s breach of its duty to defend the Company in the litigation with IAH-JFK Airport Parking Co., LLC.
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
          Transition to a Shared Services Function could create disruption in functions affected. We have historically performed accounting functions, such as accounts payable, accounts receivable collection and payroll, in a decentralized manner through regional accounting centers in our businesses. In 2007, we began consolidating these functions in a shared services center in Houston, Texas, and in 2008, an additional facility in Atlanta, Georgia. The consolidation has taken place in certain accounting functions for Janitorial (including OneSource), Security, Engineering and the Corporate Office, and over the next two years other functions and additional business units will be moved into the shared services centers. The timing of the consolidation of different functions is tied to the upgrade of the Company’s accounting system, the introduction of ancillary software and implementation of a new payroll system and human resources information system. In addition to the risks associated with technology changes, the shared services centers implementation could lead to the turnover of personnel with critical knowledge, which could impede our ability to bill customers and collect receivables and might cause customer dissatisfaction associated with an inability to respond to questions about billings and other information until new employees can be retained and fully trained. Because the consolidation of functions in the shared services centers is tied to the upgrade of our accounting systems and implementation of a new payroll system and human resources information system, delays in the implementation of the technology changes would lead to delays in our ability to realize the benefits associated with the shared services centers.
          The move of our corporate headquarters has led and may lead to loss of personnel and institutional knowledge, and may disrupt the continuity of control functions. In January 2008, we began to move our corporate headquarters to New York City from San Francisco. Although substantially complete, the transition will continue over the next two years. In addition, certain functions that have operated centrally from corporate headquarters, such as the finance and legal organizations, will be dispersed in a combination of corporate headquarters, division headquarters and the shared services function. These moves are increasing employee turnover, particularly in finance, legal, insurance, and human resources. The loss of personnel could lead to disruptions in control functions stemming from delays in filling vacant positions and a lack of personnel with institutional knowledge.
          The sale of our Lighting business may not occur or anticipated results of the sale may not be realized. One or more conditions to closing of the sale of our Lighting business may not occur or the agreement may terminate if closing has not occurred by October 31, 2008. In the event we are unable to dispose of our Lighting business in accordance with the terms of the asset purchase agreement, we will be forced to retain a business for which we recognized a $4.1 million net loss in the nine months ended July 31, 2008, which included a goodwill impairment charge of $4.5 million. Furthermore, in the event we are unable to dispose of our Lighting business, we cannot predict whether we will be able to retain employees who are willing to work for a business that has previously been the subject of a proposed sale. Such loss of employees could be disruptive generally and result in the loss of sales as well as the loss of personnel with institutional knowledge. In addition, even if the sale of the Lighting business occurs, we may not realize anticipated amounts related to retained accounts receivable of the Lighting business.
          A change in the frequency or severity of claims, a deterioration in claims management, the cancellation or non-renewal of primary insurance policies or a change in our customers’ insurance needs could adversely affect results. Many customers, particularly institutional owners and large property management companies, prefer to do business with contractors, such as us, with significant financial resources, who can provide substantial insurance coverage. In fact, many of our clients choose to obtain insurance coverage for the risks associated with our services by being named as additional insureds under our master liability insurance policies and by seeking contractual indemnification for any damages associated with our services. In addition, pursuant to our management and service contracts, we charge certain clients an allocated portion of our insurance-related costs, including workers’ compensation insurance, at rates that, because of the scale of our operations and claims experience, we believe are competitive. A material change in insurance costs due to a change in the number of claims, costs or premiums could have a material effect on our operating profit. In addition, should we be unable to renew our umbrella and other commercial insurance policies at competitive rates, it would have an adverse impact on our business, as would catastrophic uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims. Furthermore, where we self-insure, a deterioration in claims management, whether by us or by a third party claims administrator, could increase claim costs, particularly in the workers’ compensation area.
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
          Debt to fund the acquisition of OneSource and Southern Management, as well as any future increase in the level of debt or in interest rates, can affect our results of operations. We incurred debt to acquire OneSource and Southern Management, and any future increase in the level of debt will increase the Company’s interest expense. Unless the operating income associated with the use of these funds exceeds the debt expense, borrowing money will have an adverse impact on the Company’s results. In addition, incurring debt requires that a portion of cash flow from operating activities be dedicated to interest payments and principal payments at maturity. Unless the cash flows generated by OneSource and Southern Management (or future acquisitions funded by debt) exceed the required payments, debt service requirements could reduce our ability to use our cash flow to fund operations and capital expenditures, and to capitalize on future business opportunities (including additional acquisitions). Because current interest rates on our debt are variable, an increase in prevailing rates would increase our interest costs. Further, our credit facility agreement contains both financial covenants and covenants that limit our ability to engage in specified transactions, which may also constrain our flexibility.
          Our ability to operate and pay our debt obligations depends upon our access to cash. Because ABM conducts business operations through operating subsidiaries, we depend on those entities to generate the funds necessary to meet financial obligations. Delays in collections or legal restrictions could restrict ABM’s subsidiaries’ ability to make distributions or loans to ABM. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable ABM to pay interest on debt obligations when due or to pay the principal of such debt at maturity. In addition, a substantial portion of our investment portfolio is invested in auction rate securities and, if an auction fails for securities in which we have invested, the investment will not be liquid. In 2007, auctions for $25.0 million of these securities failed and such failure continued in the first nine months of 2008 and could occur in the future. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the outstanding securities or the securities mature (between 20 and 50 years). The estimated values of these securities are no longer at par and we have booked an unrealized loss of $2.2 million. If the issuer of the securities is unable to successfully close future auctions and its credit rating deteriorates and if the insurers are not financially able to honor their obligations as insurer, we may be required to record additional unrealized losses or an impairment charge.
          An impairment charge could have a material adverse effect on our financial condition and results of operations. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, we are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach, rather than amortizing it over time. Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the dates of the acquisitions. We have chosen to perform our annual impairment reviews of goodwill at the beginning of the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of any reporting unit below its carrying amount. In addition, we test certain intangible assets for impairment annually if events occur or circumstances change that would indicate the remaining carrying amount of these intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our business, and other factors. If the fair market value of one of our businesses is less than its carrying amount, we could be required to record an impairment charge. The valuation of the businesses requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our businesses, including such factors as market performance, changes in our customer base and operating cash flows. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.
          In November 2007, we acquired OneSource for an aggregate purchase price of $390.5 million including payment of its $21.5 million line of credit and direct acquisition costs of $4.0 million. We paid a premium in excess of fair value of the net tangible and intangible assets of $285.2 million as of July 31, 2008, which is reflected as goodwill in our janitorial reporting unit. We were willing to pay this premium as a result of our identification of significant synergies that we anticipated we would realize, are realizing and expect to continue to realize through the acquisition. However, if we determine that we are not able to realize these expected synergies and we determine that the fair value of our janitorial reporting unit is less than its carrying amount, we would have to recognize an impairment to goodwill as a current-period expense. Because of the significant amount of goodwill recognized in connection with the OneSource acquisition, an impairment of goodwill could result in a material non-cash expense.
          During the quarter ended April 30, 2008, in response to objective evidence about the implied value of goodwill relating to the Company’s Lighting business, the Company performed an assessment of goodwill for impairment. The goodwill in the Company’s Lighting business was determined to be impaired and a non-cash, pre-tax goodwill impairment charge of $4.5 million was recorded on April 30, 2008, which is included in discontinued operations in the accompanying consolidated statements of income.
          As of July 31, 2008, we had $545.3 million of goodwill and $52.2 million of other intangible assets net of accumulated depreciation. Our goodwill and other intangible assets collectively represented 37.1% of our total assets of $1,611.5 million as of July 31, 2008. As of July 31, 2008, the Company had not completed the allocation of the purchase price of OneSource. Accordingly, further changes to the fair values of acquired goodwill and other intangible assets will be recorded as the valuation and purchase price allocations are finalized during the remainder of fiscal year 2008.
          Labor disputes could lead to loss of sales or expense variations. At July 31, 2008, approximately 55% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during the year. In addition, we are facing a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues which, in turn, could lead to a strike, work slowdown or other job actions at one or more of our locations. In a market where we and a number of major competitors are unionized, but other competitors are not unionized, we could lose customers to competitors who are not unionized. A strike, work slowdown or other job action could in some cases disrupt us from providing services, resulting in reduced revenue. If declines in customer service occur or if our customers are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could be a substantial increase in labor and benefits expenses that we may be unable to pass through to customers for some period of time, if at all.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On November 1, 2004, the Company acquired substantially all of the operating assets of Sentinel Guard Systems (“Sentinel”), a Los Angeles-based company, from Tracerton Enterprises, Inc. The initial purchase price was $5.3 million, which included a payment of $3.5 million in shares of ABM’s common stock, the assumption of liabilities totaling approximately $1.7 million and $0.1 million of professional fees. Additional consideration includes contingent payments, based on achieving certain revenue and profitability targets over the three-year period beginning November 1, 2005, payable in shares of ABM’s common stock. On February 13, 2008, ABM issued 25,051 shares of ABM’s common stock as part of the post-closing consideration based on the performance of Sentinel for the year ended October 31, 2007. The estimated value of the shares was $0.61 million, valued at the market price average over the year of performance. The issuance of the securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and were issued to the sole shareholder of Tracerton Enterprises, Inc. which is an “accredited investor” as that term is defined in Rule 501 of Regulation D under the Securities Act.
Item 5. Other Information
(a)	On September 3, 2008, the Company’s Board of Directors amended and restated the Company’s bylaws (the “Bylaws”). The amendments to the Bylaws included the following:
•	Amendments to the advance notice provisions of Sections 2.4 and 3.7 of the Bylaws relating to the time periods for the timely submission by stockholders of business to be presented at annual meetings (submitted other than pursuant to the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and the timely submission by stockholders of director nominations. Previously, Sections 2.4 and 3.7 of the Bylaws required that such submissions by stockholders be made not less than 60 days prior to the first anniversary of the date on which the Company first mailed its proxy materials for the preceding year’s annual meeting of stockholders. As amended, Sections 2.4 and 3.7 of the Bylaws require that such submissions be made not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of stockholders;

•	Amendments to the general rule for timely submission by stockholders of business and director nominations as described above in the event that the date of the annual meeting is advanced or delayed by a specified number of days from the anniversary date of the prior year’s annual meeting of stockholders. Previously, Sections 2.4 and 3.7 of the Bylaws provided that if the date of the annual meeting was advanced by more than 30 days or delayed by more than 60 days from the prior year’s meeting’s anniversary date, stockholders were permitted to submit business or director nominations so long as such business or nomination was received by the Company no later than the close of business on the later of the 60th day prior to the date of mailing of proxy materials or the 10th day following the day on which public announcement of the date of the annual meeting was first made. As amended, Sections 2.4 and 3.7 of the Bylaws provide that if the date of the annual meeting of stockholders is called for a date that is not within 25 days before or after the anniversary date of the immediately preceding annual meeting, stockholders are permitted to submit business or director nominations so long as such business or nomination is received by the Company no later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or public announcement of the date of the annual meeting was made, whichever first occurs;

•	Amendments to Sections 2.4 and 3.7 of the Bylaws to add a requirement that a stockholder submitting business or nominating directors fully disclose such stockholder’s (or director nominee’s, if applicable) beneficial ownership of the Company’s common stock, as well as such stockholder’s (or director nominee’s, if applicable) ownership of, among other things, derivative instruments, swaps, options, warrants, short interests, hedges or profit interests or other transactions entered into by or on behalf of such stockholder (or director nominee, if applicable) with respect to the stock of the Company and whether any other agreement, arrangement or understanding (including any short position or any borrowing or lending of shares of stock) has been made by or on behalf of such stockholder (or director nominee, if applicable), the effect or intent of any of the foregoing being to mitigate loss to, or manage risk of stock price changes for, such stockholder or to increase the voting power or pecuniary or economic interest of such stockholder with respect to the Company’s stock;

•	Certain other amendments to Sections 2.4 and 3.7 of the Bylaws;

•	Amendment to Section 2.9 of the Bylaws permitting the chairman of any meeting of stockholders to adjourn the meeting at the request of the Company’s Board of Directors if the Board determines that adjournment is necessary or appropriate to enable stockholders to fully consider information which the Board determines has not been made sufficiently or timely available to stockholders or is otherwise in the best interests of stockholders;

•	Addition of a new Article IX of the Bylaws relating to the Company’s stock, including procedures to be followed with respect to (i) the issuance of stock certificates, (ii) lost stock certificates, (iii) the transfer of stock on the books of the Company and (iv) the record date for the declaration of dividends; and

•	Certain other changes throughout the Bylaws, including clarifying and conforming changes.
With respect to the Company’s 2009 annual meeting of stockholders, as a result of an amendment to Section 2.4 of the Bylaws described above, in order for proposals of stockholders made other than pursuant to Rule 14a-8 under the Exchange Act to be considered “timely” within the meaning of Rule 14a-4(c) under the Exchange Act, such proposals must be received by the Company’s Corporate Secretary at 551 Fifth Avenue, Suite 300, New York, New York 10176 not later than December 4, 2008. Additionally, with respect to the Company’s 2009 annual meeting of stockholders, as a result of such amendment described above, Section 2.4 of the Bylaws requires that proposals of stockholders made other than pursuant to Rule 14a-8 under the Exchange Act must be submitted and received, in accordance with requirements of the Bylaws, not later than December 4, 2008 nor earlier than November 4, 2008.

In addition, as a result of an amendment to Section 3.7 of the Bylaws described above, Section 3.7 of the Bylaws requires that stockholder nominations of directors in connection with the 2009 annual meeting of stockholders be submitted and received, at the address set forth above, not later than December 4, 2008 nor earlier than November 4, 2008.

The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the amended and restated Bylaws, a copy of which has been filed as an exhibit to this Quarterly Report on Form 10-Q and is expressly incorporated by reference herein.

(b)	On September 3, 2008, the Company’s Board of Directors amended the Company’s Corporate Governance Principles (the “Principles”) to require that if a stockholder wishes to recommend a candidate to the Board for consideration by the Board’s Governance Committee, such recommendation must be sent to the Corporate Secretary at 551 Fifth Avenue, Suite 300, New York, New York 10176, and must be received not less than 120 days before the anniversary of the date on which the Company’s proxy statement was released to stockholders in connection with the previous year’s annual meeting of stockholders. A copy of the Principles, as amended, appears on the Company’s website at http://www.abm.com.
Item 6. Exhibits
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated
September 8, 2008	/s/ James S. Lusk
James S. Lusk
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

September 8, 2008	/s/ Joseph F. Yospe
Joseph F. Yospe
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.2	Bylaws, as amended September 3, 2008

10.1	2006 Equity Incentive Plan, as amended and restated June 3, 2008.

10.2
Statement of Terms and Conditions Applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Inventive Plan, as amended and restated June 3, 2008.

10.3
Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, as amended and restated June 3. 2008.

10.4	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008.

10.5	Service Award Benefit Plan, as amended and restated June 3, 2008.

10.6	Executive Officer Incentive Plan, as amended and restated June 3, 2008.

10.7	Executive Severance Pay Policy, as amended and restated June 3, 2008.

10.8
Amended and Restated Employment Agreement dated July 15, 2008 by and between ABM Industries Incorporated and Henrik C. Slipsager (incorporated by reference from Exhibit 10.1 to the registrant’s Form 8-K Current Report dated July 15, 2008 (File No.1-8929)).

10.9
Amended and Restated Severance Agreement dated July 15, 2008 by and between ABM Industries Incorporated and Henrik C. Slipsager (incorporated by reference from Exhibit 10.2 to the registrant’s Form 8-K Current Report dated July 15, 2008 (File No. 1-8929).

10.10	Form of Amended Executive Employment Agreement (incorporated by reference from Exhibit 10.1 to the registrant’s Form 8-K Current Report dated August 8, 2008 (File No.1-8929)).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) nd 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002