Form 10-K/A
period 2008-10-31
ABM INDUSTRIES INC /DE/
filed 2009-01-20
CIK 771497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (“Amendment”) constitutes Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 (“Form 10-K”). This Amendment is being filed to correct two clerical errors contained in the last paragraph of the Report of Independent Registered Public Accounting Firm related to (i) an inaccurate footnote reference, and (ii) an incomplete reference to an accounting standard. All other information contained in this Amendment is identical to the information contained in the Form 10-K as filed on December 22, 2008.

ABM Industries Incorporated
Form 10-K/A
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

The Company’s Website is www.abm.com. Through the “Financials” link on the Investor Relations section of the Company’s Website, the following filings and amendments to those filings are made available free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: (1) Annual Reports on Form 10-K, (2) Quarterly Reports on Form 10-Q, (3) Current Reports on Form 8-K, (4) Proxy Statements, and (5) filings by ABM’s directors and executive officers under Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s Corporate Governance Guidelines, Code of Business Conduct and the charters of its Audit, Compensation and Governance Committees are available through the “Governance” link on the Investor Relations section of its Website and are also available in print, free of charge, to those who request them. Information contained on the Company’s Website shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K/A.

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

The following selected financial data is derived from the Company’s consolidated financial statements for each of the years in the five year period ended October 31, 2008. It should be read in conjunction with the consolidated financial statements and the notes thereto, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), which are included elsewhere in this Annual Report on Form 10-K/A. In connection with the sale of substantially all of the assets of the Lighting division on October 31, 2008, the financial results of our Lighting division have been classified as discontinued operations in the following selected financial data and in the Company’s Consolidated Financial Statements and the accompanying notes for all periods presented. In June 2005 the Company sold substantially all of the operating assets of the Mechanical segment. The operating results of the Mechanical segment for 2005 and prior years have been classified as discontinued operations. Additionally, acquisitions made in recent years have impacted comparability amongst the periods presented.

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

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K/A, and in particular, statements found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature, constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. Such statements reflect the current views of ABM with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. In Item 1A, we have listed specific risks and uncertainties that you should carefully read and consider. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As discussed in Note 6 to the consolidated financial statements, effective October 31, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).

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

a. Disclosure Controls and Procedures.  As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K/A. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K/A, these disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment and those criteria, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2008. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K/A under the caption entitled “Report of Independent Registered Public Accounting Firm.”

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

d. Certificates.  Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached as exhibits to this Annual Report on Form 10-K/A.

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

(a) The following documents are filed as part of this Form 10-K/A:

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
January 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Henrik C. Slipsager

Henrik C. Slipsager
President & Chief Executive Officer and Director
(Principal Executive Officer)
January 20, 2009

/s/  James S. Lusk

James S. Lusk
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)
January 20, 2009

/s/  Dan T. Bane

Dan T. Bane, Director
January 20, 2009

/s/  Linda Chavez

Linda Chavez, Director
January 20, 2009

/s/  Anthony G. Fernandes

Anthony G. Fernandes, Director
January 20, 2009

/s/  Luke S. Helms

Luke S. Helms, Director
January 20, 2009

/s/  Maryellen C. Herringer

Maryellen C. Herringer
Chairman of the Board and Director
January 20, 2009

/s/  Henry L. Kotkins, Jr.

Henry L. Kotkins, Jr., Director
January 20, 2009

/s/  Theodore Rosenberg

Theodore Rosenberg, Director
January 20, 2009

/s/  William S. Steele

William S. Steele, Director
January 20, 2009

/s/  Joseph F. Yospe

Joseph F. Yospe
Senior Vice President and Controller
(Principal Accounting Officer)
January 20, 2009

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