Form 10-Q
period 2009-01-31
ABM INDUSTRIES INC /DE/
filed 2009-03-06
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended January 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock outstanding as of February 27, 2009: 51,179,264.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
FORM 10-Q
For the three months ended January 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
(in thousands, except share amounts)	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$11,962	$710
Trade accounts receivable, net of allowances of $12,927 and $12,466 at January 31, 2009 and October 31, 2008, respectively	500,094	473,263
Current assets of discontinued operations	17,004	34,508
Prepaid expenses and other	71,782	69,125
Deferred income taxes, net	53,995	57,463

Total current assets	654,837	635,069

Non-current assets of discontinued operations	10,546	11,205
Deferred income taxes, net	90,199	88,704
Insurance recoverables	66,600	66,600
Other non-current assets	72,433	70,286
Investments in auction rate securities	18,891	19,031
Property, plant and equipment, net of accumulated depreciation of $89,043 and $85,377 at January 31, 2009 and October 31, 2008, respectively	61,654	61,067
Other intangible assets, net of accumulated amortization of $35,302 and $32,571 at January 31, 2009 and October 31, 2008, respectively	59,358	62,179
Goodwill	537,119	535,772

Total assets	$1,571,637	$1,549,913

		(Continued)
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	January 31,	October 31,
(in thousands, except share amounts)	2009	2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$84,788	$70,034
Accrued liabilities
Taxes — other than income	25,213	20,270
Insurance claims	86,021	84,272
Other	173,298	174,406
Income taxes payable	565	2,025
Current liabilities of discontinued operations	5,429	10,082

Total current liabilities	375,314	361,089

Line of credit	227,000	230,000
Insurance claims	261,482	261,885
Other non-current liabilities	54,430	52,888

Total liabilities	918,226	905,862

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 58,174,048 and 57,992,072 shares issued at January 31, 2009 and October 31, 2008, respectively	582	581
Additional paid-in capital	286,136	284,094
Accumulated other comprehensive (loss) income, net of tax	(3,595)	(3,422)
Retained earnings	492,626	485,136
Cost of treasury stock (7,028,500 shares at both January 31, 2009 and October 31, 2008)	(122,338)	(122,338)

Total stockholders’ equity	653,411	644,051

Total liabilities and stockholders’ equity	$1,571,637	$1,549,913

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	January 31,
(in thousands, except per share data)	2009	2008
	(Unaudited)

Revenues	$887,472	$887,792

Expenses
Operating	787,268	803,953
Selling, general and administrative	71,387	66,442
Amortization of intangible assets	2,823	2,381

Total expenses	861,478	872,776

Operating profit	25,994	15,016
Interest expense	1,668	4,610

Income from continuing operations before income taxes	24,326	10,406
Provision for income taxes	9,571	4,139

Income from continuing operations	14,755	6,267
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	(538)	97

Net income	$14,217	$6,364

Net income per common share — Basic
Income from continuing operations	$0.29	$0.13
Income (loss) from discontinued operations	(0.01)	—

Net Income	$0.28	$0.13

Net income per common share — Diluted
Income from continuing operations	$0.29	$0.13
Income (loss) from discontinued operations	(0.01)	—

Net Income	$0.28	$0.13

Weighted-average common and common equivalent shares outstanding
Basic	51,110	50,113
Diluted	51,470	50,911

Dividends declared per common share	$0.130	$0.125
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 31,
(in thousands)	2009	2008
	(Unaudited)

Cash flows from operating activities:
Net income	$14,217	$6,364
Income (loss) from discontinued operations, net of taxes	(538)	97

Income from continuing operations	14,755	6,267
Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization of intangible assets	7,306	5,979
Deferred income taxes	3,361	(1,713)
Share-based compensation expense	1,493	1,112
Provision for bad debt	1,286	432
Discount accretion on insurance claims	312	—
Loss on sale of assets	(43)	(1)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable, net	(28,253)	(33,327)
Inventories	30	(40)
Prepaid expenses and other current assets	(2,672)	(15,725)
Other assets and long-term receivables	(2,147)	(3,011)
Income taxes payable	2,306	290
Retirement plans and other non-current liabilities	(1,776)	(353)
Insurance claims	615	4,979
Trade accounts payable and other accrued liabilities	16,887	12,050

Total adjustments	(1,295)	(29,328)

Net cash provided by (used in) continuing operating activities	13,460	(23,061)
Net cash provided by (used in) discontinued operating activities	12,619	(1,880)

Net cash provided by (used in) operating activities	26,079	(24,941)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,441)	(9,525)
Proceeds (loss) from sale of assets	415	(15)
Purchase of businesses	(623)	(409,733)

Net cash used in continuing investing activities	(5,649)	(419,273)
Net cash used in discontinued investing activities	—	(9)

Net cash used in investing activities	(5,649)	(419,282)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	463	1,524
Dividends paid	(6,641)	(6,260)
Borrowings from line of credit	173,000	386,500
Repayment of borrowings from line of credit	(176,000)	(70,500)

Net cash provided by (used in) financing activities	(9,178)	311,264

Net increase (decrease) in cash and cash equivalents	11,252	(132,959)
Cash and cash equivalents at beginning of period	710	136,192

Cash and cash equivalents at end of period	$11,962	$3,233

		(Continued)
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 31,
(in thousands)	2009	2008
	(Unaudited)

Supplemental Data:
Cash paid for income taxes, net of refunds received	$3,915	$5,659
Excess tax benefit from exercise of options	8	34
Cash received from exercise of options	455	1,490
Interest paid on line of credit	$1,908	$3,364

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of ABM Industries Incorporated (“ABM”, and together with its subsidiaries, the “Company”) contained in this report are unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in ABM’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2008. All references to years are to the Company’s fiscal year, which ends on October 31.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in ABM’s condensed consolidated financial statements and the accompanying notes. These estimates are based on information available as of the date of these financial statements. The current economic environment and its potential effect on the Company’s customers have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are only normal and recurring, necessary to fairly state the information for each period contained therein. The results of operations for the three months ended January 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
2. Insurance
     The Company periodically evaluates its estimated claim costs and liabilities and accrues self-insurance reserves to its best estimate three times during the fiscal year. Management also monitors new claims and claim development to assess appropriate levels of insurance reserves. The estimated future charge is intended to reflect recent experience and trends. The trend analysis is complex and highly subjective. The interpretation of trends requires knowledge of many factors that may or may not be reflective of adverse or favorable developments (e.g., changes in regulatory requirements and changes in reserving methodology). Trends may also be impacted by changes in safety programs or claims handling practices. If the trends suggest that the frequency or severity of claims incurred has changed, the Company might be required to record increases or decreases in expenses for self-insurance liabilities. There was no actuarial evaluation performed during the three months ended January 31, 2009. As a result, there were no changes to the self-insurance reserve for ultimate losses relating to prior years. Accordingly, the Company’s self-insurance expense for the three months ended January 31, 2009 is based upon actuarial assumptions developed in 2008.
3. Net Income per Common Share
     Basic net income per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed exercise and conversion of certain stock options, restricted stock units and performance shares. The calculation of basic and diluted net income per common share is as follows:

	Three Months Ended
	January 31,
(in thousands, except per share data)	2009	2008

Income from continuing operations	$14,755	$6,267
Income (loss) from discontinued operations, net of taxes	(538)	97

Net income	$14,217	$6,364

Weighted-average common shares outstanding — Basic	51,110	50,113
Effect of dilutive securities:
Stock options	196	648
Restricted stock units	105	92
Performance shares	59	58

Weighted-average common shares outstanding — Diluted	51,470	50,911

Net income per common share
Basic	$0.28	$0.13
Diluted	$0.28	$0.13
     The diluted net income per common share excludes certain stock options and restricted stock units since the effect of including these stock options and restricted stock units would have been anti-dilutive as follows:

	Three Months Ended
	January 31,
(in thousands)	2009	2008

Stock options	2,399	1,168
Restricted stock units	209	306
4. Share-Based Compensation Plans
     Share-based compensation expense was $1.5 million and $1.1 million for the three months ended January 31, 2009 and 2008, respectively, which is recorded in selling, general and administrative expenses. The Company estimates its forfeiture rates based on historical data and adjusts the expected forfeiture rates annually or as needed. During the three months ended January 31, 2009, the Company adjusted its estimated forfeiture rate to align with expected forfeitures and the effect of such adjustment was immaterial.
     The following grants were approved by the Company’s Compensation Committee on January 12, 2009: 120,364 stock options, 184,525 restricted stock units and 119,977 performance shares, each under the terms of the Company’s 2006 Equity Incentive Plan. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option valuation model. The assumptions used in the option valuation model for the stock options granted on January 12, 2009 were: (1) expected life from date of grant of 5.7 years; (2) expected stock price volatility of 35.23%; (3) expected dividend yield of 2.49% and (4) a risk-free interest rate of 1.65%. The fair value of options granted was $4.82 per share.
5. Comprehensive Income
     The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended
	January 31,
(in thousands)	2009	2008

Net income	$14,217	$6,364
Other comprehensive income (loss):
Unrealized loss on auction rate securities, net of taxes	(85)	(939)
Foreign currency translation, net of taxes	(74)	(50)
Actuarial gain-adjustments to pension & other post- retirement plans, net of taxes	(14)	2

Comprehensive income	$14,044	$5,377

6. Discontinued Operations
     On October 31, 2008, the Company completed the sale of substantially all of the assets of its former Lighting division, excluding accounts receivable and certain other assets and liabilities. The remaining assets and liabilities associated with the Lighting division have been classified on the Company’s condensed consolidated balance sheets as assets and liabilities of discontinued operations for all periods presented. The results of operations of Lighting for all periods presented are included in the Company’s condensed consolidated statements of income as “Income (loss) from discontinued operations, net of taxes.”
     The carrying amounts of the major classes of assets and liabilities of the Lighting division included in discontinued operations are as follows:

	January 31,	October 31,
	2009	2008

Trade accounts receivable, net	$3,560	$21,735
Prepaid expenses and other	13,444	12,773

Current assets of discontinued operations	17,004	34,508

Non-current assets of discontinued operations	10,546	11,205

Trade accounts payable	3,953	7,053
Accrued liabilities	1,476	3,029

Current liabilities of discontinued operations	5,429	10,082

     The summarized operating results of the Company’s discontinued Lighting division for the three months ended January 31, 2009 and 2008 are as follows:

	Three Months Ended
	January 31,
(in thousands)	2009	2008

Revenues	$931	$28,900
Income (loss) before income taxes	(891)	195
Provision (benefit) for income taxes	(353)	98

Income (loss) from discontinued operations, net of taxes	$(538)	$97

     The loss from discontinued operations, net of taxes, of $0.5 million primarily relates to severance related costs and selling, general and administrative transition costs.
7. Acquisitions
     On November 14, 2007, the Company acquired OneSource Services, Inc. (“OneSource”), a janitorial facility services company, formed under the laws of Belize, with U.S. operations headquartered in Atlanta, Georgia. OneSource was a provider of janitorial, landscaping, general repair and maintenance and other specialized services to commercial, industrial, institutional and retail facilities, primarily in the United States.
     The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of $275.0 million as of October 31, 2008. During the three months ended January 31, 2009, the Company further adjusted goodwill by $0.7 million to reflect the final purchase price and related allocations for professional fees, legal reserves for litigation that commenced prior to acquisition, additional workers’ compensation insurance liabilities and certain deferred income taxes.
     The following unaudited pro forma financial information shows the combined results of continuing operations of the Company, including OneSource, as if the acquisition had occurred as of the beginning of the three months ended January 31, 2008. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated financial results of continuing operations that would have been reported had the business combination been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of continuing operations.

	Three Months Ended
	January 31,
(in thousands, except per share data)	2009	2008

Revenues	$887,472	$917,654
Income from continuing operations	$14,755	$5,976

Income from continuing operations per common share
Basic	$0.29	$0.12
Diluted	$0.29	$0.12
     Total additional consideration paid during the three months ended January 31, 2009 for other earlier acquisitions was $0.6 million, which has been recorded as goodwill.
8. Parking Revenue Presentation
     The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with EITF Issue No. 01-14,

“Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking revenues related solely to the reimbursement of expenses totaled $60.5 million and $64.9 million for the three months ended January 31, 2009 and 2008, respectively. For the three months ended January 31, 2008, the classification of certain parking revenues related to the reimbursement of expenses have been reclassified from amounts previously reported to correct their historical classification.
9. Segment Information
     The Company was previously organized into five separate reportable operating segments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering and Lighting were reportable segments. In connection with the discontinued operation of the Lighting division (as discussed in Note 6, “Discontinued Operations”), the operating results of Lighting are classified as discontinued operations and, as such, are not reflected in the tables below. Segment revenues and operating profits of the continuing reportable segments (Janitorial, Parking, Security, and Engineering) were as follows:

	Three Months Ended
	January 31,
(in thousands)	2009	2008

Revenues
Janitorial	$608,420	$606,045
Parking	115,669	118,011
Security	85,583	80,941
Engineering	77,216	81,815
Corporate	584	980

	$887,472	$887,792

Operating profit
Janitorial	$32,311	$20,942
Parking	4,142	3,889
Security	1,794	1,392
Engineering	4,666	3,526
Corporate	(16,919)	(14,733)

Operating profit	25,994	15,016
Interest expense	1,668	4,610

Income from continuing operations before income taxes	$24,326	$10,406

     Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years, severance costs associated with the integration of OneSource’s operations into the Janitorial segment, the Company’s share-based compensation costs, and certain information technology costs. Until damages and costs are awarded or a matter is settled, the Company also accrues probable and estimable losses associated with pending litigation in Corporate.
10. Commitments and Contingencies
Commitments
     On January 20, 2009, ABM and International Business Machines Corporation (“IBM”), entered into a binding Memorandum of Understanding (the “MOU”) pursuant to which ABM and IBM agreed to: (1) terminate certain services currently provided by IBM to ABM under the Master Professional Services Agreement dated October 1, 2006 (the “Agreement”); (2) transition the terminated services to ABM and/or its designee; (3) resolve certain other disputes arising under the Agreement; and (4) modify certain terms applicable to services that IBM will continue to provide to ABM. In connection with the execution of the MOU, ABM delivered to IBM a formal notice terminating for convenience certain information technology and support services effective immediately (the “Termination”). Notwithstanding the Termination, the MOU contemplated (1) that IBM would assist ABM with the transition of the terminated services to ABM or its designee pursuant to an agreement (the “Transition Agreement”) to be executed by ABM and IBM and (2) the continued provision by IBM of certain data center services. On February 24, 2009, ABM and IBM entered into an amended and restated agreement, which amends the Agreement (the “Amended Agreement”), and the Transition Agreement, which memorializes the termination-related provisions of the MOU as well as other terms related to the transition services. Under the Amended Agreement, the base fee for the provision of the defined data center services is $18.8 million payable over the service term (March 2009 through December 2013) as follows: 2009 — $3.6 million; 2010 — $4.4 million; 2011 — $4.0 million ; 2012 — $3.3 million; 2013 — $3.0 million and 2014 — $0.5 million.
In connection with the Termination, ABM has agreed to: (1) reimburse IBM for certain actual employee severance costs, up to a maximum of $0.7 million, provided ABM extends comparable offers of employment to a minimum number of IBM employees; (2) reimburse IBM for certain early termination costs, as defined, including third party termination fees and/or wind down costs totaling approximately $0.4 million associated with software, equipment and/or third party contracts used by IBM in performing the terminated services, and (3) pay IBM fees and expenses for requested transition assistance which are estimated to be approximately $0.4 million.
Contingencies
     The Company is subject to various legal and arbitration proceedings and other contingencies that have arisen in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company accrues the amount of probable and estimable losses related to such matters. At January 31, 2009, the total amount of probable and estimable losses accrued for legal and other contingencies was $7.0 million. However, the ultimate resolution of legal and arbitration proceedings and other contingencies is always uncertain. If actual losses materially exceed the estimates accrued, the Company’s financial condition and results of operations could be materially adversely affected.
     In November 2008, the Company and its former third party administrator of workers’ compensation claims settled a claim in arbitration for net proceeds of $9.6 million, after legal expenses, related to poor claims management, which amount was received by the Company during January 2009. This amount was classified as a reduction in operating expenses in the accompanying condensed consolidated statement of income for the three months ended January 31, 2009.
11. Fair Value Measurements
     Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). The Company has not yet adopted SFAS No. 157 for non-financial assets and liabilities, in accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which defers the effective date of SFAS No. 157 to November 1, 2009, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed on a recurring basis.
     SFAS No. 157 defines and establishes a framework for measuring fair value. Under SFAS No. 157, fair value is determined based on inputs or assumptions that market participants would use in pricing an asset or liability. These assumptions consist of (1) observable inputs — market data obtained from independent sources, or (2) unobservable inputs — market data determined using the company’s own assumptions about valuation. SFAS No. 157 establishes a hierarchy to prioritize the inputs to valuation techniques, with the highest priority being given to Level 1 inputs and the lowest priority to Level 3 inputs, as described below:
Level 1 — Quoted prices for identical instruments in active markets;

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets; and
Level 3 — Unobservable inputs.
     Financial assets measured at fair value on a recurring basis are summarized in the table below:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in thousands)	January 31, 2009	Level 1	Level 2	Level 3

Assets
Assets held in deferred compensation plan	$5,748	$5,748	$—	$—
Investment in auction rate securities	18,891	—	—	18,891

Total assets	$24,639	$5,748	$—	$18,891

     The Company’s investments in auction rate securities are classified within Level 3 because fair value was estimated utilizing discounted cash flow valuation models, primarily utilizing unobservable inputs. See Note 12, Auction Rate Securities. Changes during the quarter ended January 31, 2009 related to assets measured at fair value using significant unobservable inputs (Level 3) are summarized in the table below:

Level 3
Fair Value at October 31, 2008	$19,031
Unrealized loss included in accumulated other comprehensive income	(140)

Fair Value at January 31, 2009	$18,891

12. Auction Rate Securities
     As of January 31, 2009, the Company held investments in auction rate securities from five different issuers having an original principal amount of $5.0 million each (aggregating $25.0 million). At January 31, 2009, the estimated fair value of these securities, in total, was approximately $18.9 million, resulting in impairments of each of the securities ranging from approximately $25,000 to $2.0 million. The Company’s auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the U.S. credit markets, auctions for these securities began to fail commencing in August 2007 and have continued to fail through January 31, 2009.
     The Company continues to receive the scheduled interest payments from the issuers of the securities except for one issuer who issued a notice of default during January 2009. The scheduled interest and principal payments of that security are guaranteed by a U.K. financial guarantee insurance company which made the guaranteed interest payment as scheduled. The Company estimates the fair values of auction rate securities it holds utilizing a discounted cash flow model, which consider, among other factors, assumptions about: the underlying collateral, credit risks associated with the issuer (or related guarantor, where applicable), contractual maturity and assumptions about when, if ever, the security might be re-financed by the issuer or have a successful auction (presently assumed to be approximately 4 to 6 years). Since there can be no assurance that auctions for these securities will be successful in the near future, the Company has classified its auction rate securities as long-term investments.
     The Company considers impairments to be other-than-temporary when, based on an evaluation of available facts, circumstances and known or reasonably supportable trends, it is probable that the Company will be unable to collect all amounts contractually due under the terms of the security. The Company’s determination of whether impairment of its auction rate securities is other-than-temporary includes consideration of several factors including, but not limited to: the extent and duration of impairment, the Company’s ability and intent to hold the security until recovery, the historical performance and agency rating of the security, the agency rating of the associated guarantor (where applicable), the nature and value of the underlying collateral expected to service the investment, and actuarial experience of the underlying re-insurance arrangement (where applicable) which in certain circumstances may have preferential rights to the underlying colateral. Adverse changes in any of these factors could result in further material declines in fair value and/or a determination that such impairment is other-than-temporary in the future. The Company intends and believes it has the ability to hold these securities until their value recovers or the securities mature. Based on the Company’s analysis of these factors and its intent and ability to hold these securities until they mature, the Company has concluded that these securities are not other than temporarily impaired as of January 31, 2009.
     For the three months ended January 31, 2009, unrealized losses of $0.08 million, net of taxes, were charged to accumulated other comprehensive loss as a result of declines in the fair value of the Company’s auction rate securities. Any future fluctuation in the fair value related to these securities that the Company deems to be temporary, including any recoveries of previous unrealized losses, would be recorded to accumulated other comprehensive loss, net of taxes. If at any time in the future a decline in value is other than temporary, the Company will record a charge to earnings in the period of determination.
13. Line of Credit Facility
     In connection with the acquisition of OneSource, ABM entered into a $450.0 million five year syndicated line of credit that is scheduled to expire on November 14, 2012 (the “Facility”). The line of credit is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes.
     As of January 31, 2009, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $227.0 million and $118.4 million, respectively. Available credit under the line of credit was $104.6 million as of January 31, 2009.
     The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness and certain transactions and payments. In addition, the Facility also requires that ABM maintain the following three financial covenants which are described in the Financial Statements set forth in the Company’s Annual Report on Form 10-K/A, as defined: (1) a fixed charge coverage ratio, (2) a leverage ratio and (3) a combined net worth. The Company was in compliance with all covenants as of January 31, 2009 and expects to be in compliance for the foreseeable future.
     Subsequent to January 31, 2009, the Company entered into a two-year interest rate swap agreement with a notional amount of $100.0 million, involving the exchange of floating- for fixed-rate interest payments. The Company will receive floating-rate interest payments that offset the LIBOR component of the interest due on $100 million of the Company’s floating-rate debt and make fixed-rate interest payments of 1.47% over the life of the interest rate swap. The Company will assess the effectiveness of the Company’s hedging strategy using the method described in Derivatives Implementation Group Statement 133 Implementation Issue No. G9, “Cash Flow Hedges: Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedged Transaction Match in a Cash Flow Hedge.” Accordingly, changes in fair value of the interest rate swap agreement are expected to be offset by changes in the fair value of the underlying debt.

     Additionally, the Company will evaluate whether the creditworthiness of each swap counterparty is such that default on its obligations under the swap is not probable. The Company also assesses whether the LIBOR-based interest payments are probable of being paid under the loan at the inception and, on an ongoing basis (no less than once each quarter), during the life of each hedging relationship.
14. Income Taxes
     On November 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provide a financial statement recognition threshold and measurement criteria for a tax position taken or expected to be taken in a tax return. As of January 31, 2009, the Company had $121.1 million of unrecognized tax benefits, of which $1.4 million, if recognized, would affect its effective tax rate. The remainder of the balance, if recognized prior to the Company’s planned adoption of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), would be recorded as an adjustment to goodwill and would not impact the effective tax rate but would impact the payment of cash to the taxing authorities. The Company’s policy to include interest and penalties related to unrecognized tax benefits in income tax expense did not change upon the adoption of FIN 48. As of January 31, 2009, the Company had accrued interest related to uncertain tax positions of $0.5 million on the Company’s balance sheet. During the three months ended January 31, 2009, the unrecognized tax benefit increased by $3.4 million. The Company has recorded $2.1 million of the unrecognized tax benefits as a current liability.
     The Company’s major tax jurisdiction is the United States and its U.S. federal income tax return has been examined by the tax authorities through October 31, 2004. The Company primarily does business in all fifty states, significantly in California, Texas and New York. In major state jurisdictions, the tax years 2004-2007 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by Illinois, Minnesota, Arizona, Puerto Rico and Utah.
15. Benefit Plans
     The components of net periodic benefit cost of the Company’s defined benefit plans and the post-retirement benefit plan, including participants associated with continuing operations, for the three months ended January 31, 2009 and 2008, were as follows:

	Three Months Ended
	January 31,
(in thousands)	2009	2008

Defined Benefit Plans
Service cost	$10	$136
Interest	194	208
Expected return (loss) on assets	(80)	(93)
Amortization of actuarial loss (gain)	26	36

Net expense	$150	$287

Post-Retirement Benefit Plan
Service cost	$3	$5
Interest	69	58
Amortization of actuarial gain	(51)	(26)

Net expense	$21	$37

16. Recent Accounting Pronouncements
     In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”). FSP FAS 132R-1 expands the disclosures set forth in SFAS No. 132R by adding required disclosures about how investment allocation decisions are made by management, major categories of plan assets, and significant concentrations of risk. Additionally, FSP FAS 132R-1 requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS No. 157. FSP FAS 132R-1 intends to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. FSP FAS 132R-1 will be effective beginning in fiscal year 2010. The Company does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.
     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 will be effective beginning in fiscal year 2010. The Company is currently evaluating the impact that FSP 142-3 will have on its consolidated financial statements and disclosures.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 will be effective for the quarter ending April 30, 2009. The Company does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141R. The purpose of issuing the statement was to replace current guidance in SFAS No. 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value and all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The Company anticipates that the adoption of SFAS No. 141R will have an impact on the way in which business combinations will be accounted for compared to current practice. SFAS No. 141R will be effective for any business combination that occurs beginning in fiscal year 2010.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 will be effective beginning in fiscal year 2010. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The Company did not elect to utilize the fair value option permitted by SFAS No. 159 for any of the Company’s assets or liabilities as of January 31, 2009.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of ABM Industries Incorporated (“ABM”, and together with its subsidiaries, the “Company”) included in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K/A for the year ended October 31, 2008 (“10-K/A”). All information in the discussion and references to the years are based on the Company’s fiscal year, which ends on October 31.
Overview
     The Company provides janitorial, parking, security and engineering services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities primarily throughout the United States.
     On October 31, 2008, the Company completed the sale of substantially all of the assets of the Company’s Lighting division, excluding accounts receivable and certain other assets and liabilities. The assets sold included customer contracts, inventory and other assets, as well as rights to the name “Amtech Lighting.” The remaining assets and liabilities associated with the Lighting division have been classified on the Company’s condensed consolidated balance sheets as assets and liabilities of discontinued operations for all periods presented. The results of operations of Lighting for all periods presented are included in the Company’s condensed consolidated statements of income as “Income (loss) from discontinued operations, net of taxes.”
     On November 14, 2007, the Company acquired OneSource Services, Inc. (“OneSource”), a janitorial facility services company, formed under the laws of Belize, with U.S. operations headquartered in Atlanta, Georgia. OneSource was a provider of janitorial, landscaping, general repair and maintenance and other specialized services to commercial, industrial, institutional and retail facilities, primarily in the United States.
     In 2008, the Company realized approximately $29.8 million of synergies before giving effect to the costs to achieve these synergies in connection with the OneSource acquisition. These synergies were achieved primarily through a reduction in duplicative positions and back office functions, the consolidation of facilities, and the reduction in professional fees and other services. The Company continues to achieve annual synergies related to the OneSource acquisition. The Company expects to realize between $45 million and $50 million of annual synergies in 2009 before giving effect to the costs to achieve these synergies.
     The Company’s revenues at its Janitorial, Security and Engineering divisions are substantially based on the performance of labor-intensive services at contractually specified prices. Revenues generated by the Parking division relate to parking and transportation services which are less labor-intensive. The Company’s revenues are primarily impacted by the ability to retain and attract customers, the addition of industrial customers, commercial occupancy levels, air travel, tourism and transportation at colleges and universities.
     The Company’s largest segment is its Janitorial segment, which accounted for 68.6% of the Company’s revenues and 75.3% of its operating profit before Corporate expenses in the three months ended January 31, 2009.
     The Company’s contracts at the Janitorial, Security and Engineering divisions are either fixed-price, “cost-plus” (i.e., the customer agrees to reimburse the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage), time-and-materials based, or square footage based. In addition to services defined within the scope of the contract, the Janitorial division also generates revenues from extra services (or tags), such as additional cleaning requirements with extra services generally providing higher margins. The quarterly profitability of fixed-price contracts is impacted by the variability of the number of work days in the quarter and square footage-based contracts are impacted by changes in vacancy rates. The Parking division principally has two types of arrangements, leased-lot or managed-lot. Under leased-lot arrangements, the Company leases the parking facility from the owner and is responsible for all expenses incurred, retains all revenues from monthly and transient parkers and pays rent to the owner per the terms and conditions of the lease. Under the management contracts, the Company manages the parking facility for the owner in exchange for a management fee, which may be a fixed fee, a performance-based fee, such as a percentage of gross or net revenues, or a combination of both.
     The majority of the Company’s contracts are for one to three year periods, but are subject to termination by either party after 30 to 90 days’ written notice. Upon renewal of a contract, the Company may renegotiate the price, although competitive pressures and customers’ price sensitivities could inhibit the Company’s ability to pass on cost increases. Such cost increases include, but are not limited to, labor costs, workers’ compensation and other insurance costs, any applicable payroll taxes and fuel costs. However, for some renewals, the Company is able to restructure the scope and terms of the contract to maintain or increase profit margin.
     Revenues have historically been the major source of cash for the Company, while payroll expenses, which are substantially related to revenues, have been the largest use of cash. Accordingly, operating cash flows primarily depend on the revenues level and timing of collections, as well as the quality of the related receivables. The Company’s trade accounts receivable, net, balance was $500.1 million at January 31, 2009. Trade accounts receivable that were over 90 days past due were $50.5 million and $51.0 million at January 31, 2009 and October 31, 2008, respectively. The timing and level of payments to suppliers and other vendors, as well as the magnitude of self-insured claims, also affect operating cash flows. The Company’s management views operating cash flows as a good indicator of financial strength. Strong operating cash flows provide opportunities for growth both internally and through acquisitions. Cash flows from total operating activities, including cash flows from discontinued operating activities, increased $51.0 million for the three months ended January 31, 2009, compared to the three months ended January 31, 2008.
     The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. The Company periodically evaluates its estimated claim costs and liabilities and accrues self-insurance reserves to its best estimate three times during the fiscal year. Management also monitors new claims and claim development to assess appropriate levels of insurance reserves. The estimated future charge is intended to reflect recent experience and trends. The trend analysis is complex and highly subjective. The interpretation of trends requires knowledge of many factors that may or may not be reflective of adverse or favorable developments (e.g., changes in regulatory requirements and changes in reserving methodology). Trends may also be impacted by changes in safety programs or claims handling practices. If the trends suggest that the frequency or severity of claims incurred has changed, the Company might be required to record increases or decreases in expenses for self-insurance liabilities. There was no actuarial evaluation performed during the three months ended January 31, 2009. As a result, there were no changes to the self-insurance reserve for ultimate losses relating to prior years. Accordingly, the Company’s self-insurance expense for the three months ended January 31, 2009 is based upon actuarial assumptions developed in 2008.
     Due to the weak economic climate, the Company continues to experience pricing pressures on its customer base. Despite the weak economic climate, operating profit increased in all the business divisions during the three months ended January 31, 2009 compared to the three months ended January 31, 2008. In general, this increase was attributable to the Company’s ability to maintain acceptable gross profit margins and operating profit, which included the realization of synergies from the OneSource acquisition. Achieving the desired levels of revenues and profitability in the future will depend on the Company’s ability to retain and attract, at acceptable profit margins, more customers than it loses, to pass on cost increases to customers, and to keep overall costs low to remain competitive, particularly against privately-owned facility services companies that typically have a lower cost advantage.

Liquidity and Capital Resources

	January 31,	October 31,
(in thousands)	2009	2008	Change

Cash and cash equivalents	$11,962	$710	$11,252
Working capital	$279,523	$273,980	$5,543

	Three Months Ended January 31,
(in thousands)	2009	2008	Change

Net cash provided by (used in) operating activities	$26,079	$(24,941)	$51,020
Net cash used in investing activities	$(5,649)	$(419,282)	$(413,633)
Net cash provided by (used in) financing activities	$(9,178)	$311,264	$(320,442)
     Cash provided by operations and financing activities have historically been used for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of January 31, 2009 and October 31, 2008, the Company’s cash and cash equivalents totaled $12.0 million and $0.7 million, respectively. The increase in cash of $11.3 million is principally due to the timing of net borrowings under the Company’s line of credit.
     The Company believes that the current cash and cash equivalents, cash generated from operations and amounts available under its $450.0 million line of credit will be sufficient to meet the Company’s cash requirements for the long-term, except to the extent cash is required for significant acquisitions, if any.
     Working Capital. Working capital increased by $5.5 million to $279.5 million at January 31, 2009 from $274.0 million at October 31, 2008. The increase was primarily due to the $11.3 million increase in cash and cash equivalents and the $26.8 million increase in trade accounts receivable, net, offset by the timing of trade accounts payable and accrued liability payments and the collection of accounts receivable from discontinued operations. Trade accounts receivable that were over 90 days past due were $50.5 million and $51.0 million at January 31, 2009 and October 31, 2008, respectively.
     Cash Flows from Operating Activities. Net cash provided by operating activities was $26.1 million for the three months ended January 31, 2009, compared to net cash used of $24.9 million for the three months ended January 31, 2008. The increase in cash flows from operating activities of $51.0 million is due to an increase in net income of $7.9 million in the three months ended January 31, 2009 as compared to the three months ended January 31, 2008, a $20.1 million net decrease in changes in continuing operating assets and liabilities and a $18.2 million decrease in discontinued trade accounts receivables, net, primarily due to collections during the three months ended January 31, 2009. The net changes in operating assets and liabilities were principally related to changes in trade accounts receivable, net, the payment of funds held in escrow of $7.2 million to the shareholder of Southern Management and the timing of payments for accounts payable and other accrued liabilities. Net cash provided by discontinued operating activities was $12.6 million for the three months ended January 31, 2009 compared to $1.9 million used for the three months ended January 31, 2008.
     Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended January 31, 2009 was $5.6 million, compared to $419.3 million for the three months ended January 31, 2008. The decrease was primarily due to the $390.5 million and $24.4 million paid for OneSource and the remaining 50% of the equity of Southern Management, respectively, in the three months ended January 31, 2008. No significant cash flows were provided by discontinued investing activities for the three months ended January 31, 2009 and 2008.
     Cash Flows from Financing Activities. Net cash used in financing activities was $9.2 million for the three months ended January 31, 2009, compared to net cash provided by of $311.3 million for the three months ended January 31, 2008. In the three months ended January 31, 2008, the Company’s net borrowings of $316.0 million from the Company’s line of credit was primarily due to the acquisition of OneSource and purchase of the remaining 50% of the equity of Southern Management Company. No cash flows were provided by discontinued financing activities for the three months ended January 31, 2009 and 2008.
     Line of Credit. In connection with the acquisition of OneSource, ABM entered into a $450.0 million five year syndicated line of credit that is scheduled to expire on November 14, 2012 (the “Facility”). The line of credit is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes.
     As of January 31, 2009, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $227.0 million and $118.4 million, respectively. Available credit under the line of credit was $104.6 million as of January 31, 2009.
     The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness and certain transactions and payments. In addition, the Facility also requires that ABM maintain the following three financial covenants which are described in the Financial Statements set forth in the Company’s Annual Report on Form 10-K/A, as defined: (1) a fixed charge coverage ratio, (2) a leverage ratio and (3) a combined net worth. The Company was in compliance with all covenants as of January 31, 2009 and expects to be in compliance for the foreseeable future.
     Subsequent to January 31, 2009, the Company entered into a two-year interest rate swap agreement with a notional amount of $100.0 million, involving the exchange of floating- for fixed-rate interest payments. The Company will receive floating-rate interest payments that offset the LIBOR component of the interest due on $100 million of the Company’s floating-rate debt and make fixed-rate interest payments of 1.47% over the life of the interest rate swap. The Company will assess the effectiveness of the Company’s hedging strategy using the method described in Derivatives Implementation Group Statement 133 Implementation Issue No. G9, “Cash Flow Hedges: Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedged Transaction Match in a Cash Flow Hedge.” Accordingly, changes in fair value of the interest rate swap agreement are expected to be offset by changes in the fair value of the underlying debt.
Commitments and Contingencies
Commitments
     On January 20, 2009, ABM and International Business Machines Corporation (“IBM”), entered into a binding Memorandum of Understanding (the “MOU”) pursuant to which ABM and IBM agreed to: (1) terminate certain services currently provided by IBM to ABM under the Master Professional Services Agreement dated October 1, 2006 (the “Agreement”); (2) transition the terminated services to ABM and/or its designee; (3) resolve certain other disputes arising under the Agreement; and (4) modify certain terms applicable to services that IBM will continue to provide to ABM. In connection with the execution of the MOU, ABM delivered to IBM a formal notice terminating for convenience certain information technology and support services effective immediately (the “Termination”). Notwithstanding the Termination, the MOU contemplated (1) that IBM would assist ABM with the transition of the terminated services to ABM or its designee pursuant to an agreement (the “Transition Agreement”) to be executed by ABM and IBM and (2) the continued provision by IBM of certain data center services. On February 24, 2009, ABM and IBM entered into an amended and restated Agreement, which amends the agreement (the “Amended Agreement”), and the Transition Agreement, which memorializes the termination-related provisions of the MOU as well as other terms related to the transition services. Under the Amended Agreement, the base fee for the provision of the defined data center services is $18.8 million payable over the service term (March 2009 through December 2013) as follows: 2009 — $3.6 million; 2010 — $4.4 million; 2011 — $4.0 million ; 2012 — $3.3 million; 2013 - $3.0 million and 2014 — $0.5 million.
     In connection with the Termination, ABM has agreed to: (1) reimburse IBM for certain actual employee severance costs, up to a maximum of $0.7 million, provided ABM extends comparable offers of employment to a minimum number of IBM employees; (2) reimburse IBM for certain early termination costs, as defined, including third party termination fees and/or wind down costs totaling approximately $0.4 million associated with software, equipment and/or third party contracts used by IBM in performing the terminated services, and (3) pay IBM fees and expenses for requested transition assistance which are estimated to be approximately $0.4 million.
Contingencies
     The Company is subject to various legal and arbitration proceedings and other contingencies that have arisen in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company accrues the amount of probable and estimable losses related to such matters. At January 31, 2009, the total amount of probable and estimable losses accrued for legal and other contingencies was $7.0 million. However, the ultimate resolution of legal and arbitration proceedings and other contingencies is always uncertain. If actual losses materially exceed the estimates accrued, the Company’s financial condition and results of operations could be materially adversely affected.
     In November 2008, the Company and its former third party administrator of workers’ compensation claims settled a claim in arbitration for net proceeds of $9.6 million, after legal expenses, related to poor claims management, which amount was received by the Company during January 2009 and was classified as reduction in operating expense in the accompanying condensed consolidated statement of income for the three months ended January 31, 2009.
Off-Balance Sheet Arrangements
     The Company is party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. Primarily, these agreements are standard indemnification arrangements entered into in its ordinary course of business. Pursuant to these arrangements, the Company may agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties, generally its customers, in connection with any claims arising out of the services that the Company provides. The Company also incurs costs to defend lawsuits or settle claims related to these indemnification arrangements and in most cases, these costs are included in its insurance program. The term of these indemnification arrangements is generally perpetual with respect to claims arising during the service period. Although the Company attempts to place limits on this indemnification reasonably related to the size of the contract, the maximum obligation may not be explicitly stated and, as a result, the maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable.
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
Results of Continuing Operations
Three Months Ended January 31, 2009 vs. Three Months Ended January 31, 2008

	Three Months		Three Months		Increase	Increase
	Ended	% of	Ended	% of	(Decrease)	(Decrease)
($ in thousands)	January 31, 2009	Revenues	January 31, 2008	Revenues	$	%

Revenues	$887,472	100.0%	$887,792	100.0%	$(320)	0.0%
Expenses
Operating	787,268	88.7%	803,953	90.6%	(16,685)	-2.1%
Selling, general and administrative	71,387	8.0%	66,442	7.5%	4,945	7.4%
Amortization of intangible assets	2,823	0.3%	2,381	0.3%	442	18.6%

Total expense	861,478	97.1%	872,776	98.3%	(11,298)	-1.3%

Operating profit	25,994	2.9%	15,016	1.7%	10,978	73.1%
Interest expense	1,668	0.2%	4,610	0.5%	(2,942)	-63.8%

Income from continuing operations before income taxes	24,326	2.7%	10,406	1.2%	13,920	133.8%
Provision for income taxes	9,571	1.1%	4,139	0.5%	5,432	131.2%

Income from continuing operations	14,755	1.7%	6,267	0.7%	8,488	135.4%
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	(538)	NM *	97	NM *	(635)	NM *

Net income	$14,217	1.6%	$6,364	0.7%	$7,853	123.4%

*	Not meaningful
     Net Income. Net income in the three months ended January 31, 2009 increased by $7.9 million, or 123.4%, to $14.2 million ($0.28 per diluted share) from $6.4 million ($0.13 per diluted share) in the three months ended January 31, 2008. Net income included a loss of $0.5 million ($0.01 per diluted share) and income of $0.1 million ($0.00 per diluted share) from discontinued operations in the three months ended January 31, 2009 and 2008, respectively.
     Income from continuing operations in the three months ended January 31, 2009 increased by $8.5 million, or 135.4%, to $14.8 million ($0.29 per diluted share) from $6.3 million ($0.13 per diluted share) in the three months ended January 31, 2008. The increase was primarily a result of : (a) $13.2 million increase in divisional operating profit primarily resulting from realized synergies during the three months ended January 31, 2009 from the continuing integration of OneSource and lower labor expenses resulting from one less working day in the three months ended January 31, 2009 compared to the three months ended January 31, 2008, (b) a $9.6 million net legal settlement received in January 2009 from the Company’s former third party administrator of workers’ compensation claims related to poor claims management, and (c) $2.9 million decrease in interest expense as a result of a lower average outstanding balance under the Facility and a lower average interest rate relating to borrowings under the Facility in the three months ended January 31, 2009 compared to the three months ended January 31, 2008. The favorable impact of these items was partially offset by the following: (a) $6.0 million increase in information technology costs related to the upgrade of the payroll, human resources and accounting systems, combined with higher depreciation costs, (b) $5.4 million increase in income taxes, (c) $1.3 million increase is professional fees, (d) $1.1 million increase in expenses associated with the integration of OneSource’s operations, (e) $0.8 million increase in costs associated with the rollout of the Shared Services Center in Atlanta, and (f) $0.4 million increase in share-based compensation expenses.
     Revenues. Revenues in the three months ended January 31, 2009 of $887.5 million were relatively flat compared to $887.8 million in the three months ended January 31, 2008. The increase in revenues at the Security and Janitorial divisions of $4.6 million and $2.4 million, respectively, is offset by decreases in Engineering and Parking revenues of $4.6 million and $2.3 million, respectively. The increase in Security revenues is primarily due to new customers and expansion of services to existing customers. The increase in Janitorial revenues was primarily due to the acquisition of OneSource on November 14, 2007 offset by pressures on its customer base. The decrease in Engineering revenues was primarily due to the loss of low margin revenues and the effects of one less work day in the three months ended January 31, 2009 compared to the three months ended January 31, 2008. The decrease in Parking revenues was primarily related to reductions in management reimbursement revenues which has a nominal impact on operating profit.
     Operating Expenses. As a percentage of revenues, gross margin was 11.3% and 9.4% in the three months ended January 31, 2009 and 2008, respectively. The increase in gross margin percentage was primarily the result of the net legal settlement received for $9.6 million in January 2009 from the Company’s former third party administrator related to poor claims management.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.9 million, or 7.4%, in the three months ended January 31, 2009 compared to the three months ended January 31, 2008. The increase primarily relates to a $6.0 million increase in information technology costs related to the upgrade of the payroll, human resources and accounting systems combined with higher depreciation costs, partially offset by a $0.6 million decrease in expenses related to severance and retention bonuses associated with the move of the Company’s headquarters to New York in fiscal year 2008.
     Interest Expense. Interest expense in the three months ended January 31, 2009 decreased $2.9 million, or 63.8%, to $1.7 million from $4.6 million in the three months ended January 31, 2008. The decrease was primarily related to a lower average outstanding balance under the Facility and a lower average interest rate in the three months ended January 31, 2009 compared to the three months ended January 31, 2008. The average outstanding balance under the Company’s line of credit was $237.0 million and $298.7 million during the three months ended January 31, 2009 and 2008, respectively.
     Income Taxes. The effective tax rate on income from continuing operations for the three months ended January 31, 2009 was 39.3%, compared to the 39.8% used for the three months ended January 31, 2008.
     Segment Information. In accordance with Statement Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, and Engineering are reportable segments. In connection with the discontinued operation of the Lighting division, the operating results of Lighting are classified as discontinued operations and, as such, are not reflected in the tables below.
     Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years, severance costs associated with the integration of OneSource’s operations into the Janitorial segment, the Company’s share-based compensation costs, and certain information technology costs. Until damages and costs are awarded or a matter is settled, the Company also accrues probable and estimable losses associated with pending litigation in Corporate. Segment Revenues and operating profits of the continuing reportable segments (Janitorial, Parking, Security, and Engineering) were as follows:

			Increase	Increase
	Three Months Ended January 31,		(Decrease)	(Decrease)
($ in thousands)	2009	2008	$	%

Revenues
Janitorial	$608,420	$606,045	$2,375	0.4%
Parking	115,669	118,011	(2,342)	-2.0%
Security	85,583	80,941	4,642	5.7%
Engineering	77,216	81,815	(4,599)	-5.6%
Corporate	584	980	(396)	-40.4%

	$887,472	$887,792	$(320)	0.0%

Operating profit
Janitorial	$32,311	$20,942	$11,369	54.3%
Parking	4,142	3,889	253	6.5%
Security	1,794	1,392	402	28.9%
Engineering	4,666	3,526	1,140	32.3%
Corporate	(16,919)	(14,733)	(2,186)	14.8%

Operating profit	25,994	15,016	10,978	73.1%
Interest expense	1,668	4,610	(2,942)	-63.8%

Income from continuing operations before income taxes	$24,326	$10,406	$13,920	133.8%

     The results of operations from the Company’s segments for the quarter ended January 31, 2009, compared to the same quarter in 2008, are more fully described below.
     Janitorial. Janitorial revenues increased by $2.4 million to $608.4 million in the three months ended January 31, 2009 from $606.0 million in the three months ended January 31, 2008. The increase in revenues is due to the acquisition of OneSource on November 14, 2007 offset by contract price compression and reductions from existing customers in the scope of recurring work.
     Operating profit increased $11.4 million, or 54.3%, during the three months ended January 31, 2009 compared to the three months ended January 31, 2008. The increase was primarily attributable to the continued realization of synergies from the OneSource acquisition. The synergies were achieved through a reduction of duplicative positions and back office functions, the consolidation of facilities, and reduction of professional fees and other services. Additionally, operating profit increased due to lower labor expenses resulting from one less working day in the three months ended January 31, 2009 compared to the three months ended January 31, 2008.
     Parking. Parking revenues decreased $2.3 million, or 2.0%, during the three months ended January 31, 2009 compared to the three months ended January 31, 2008. The decrease was a result of a $4.4 million reduction in management reimbursement revenues related to managed parking facilities, which has a nominal impact on operating profit. The decrease in management reimbursement revenues was offset by a $2.0 million increase in allowance, lease and visitor parking revenues from new customers and an increased level of service to existing customers.
     Operating profit increased $0.3 million, or 6.5%, during the three months ended January 31, 2009 compared to the three months ended January 31, 2008 due to additional profit from the increase in allowance, lease and visitor parking revenues.
     Security. Security revenues increased $4.6 million, or 5.7%, in the three months ended January 31, 2009 compared to the three months ended January 31, 2008. The increase is primarily due to additional revenues generated from new customers and expansion of services to existing customers.

     Operating profit increased $0.4 million, or 28.9%, during the three months ended January 31, 2009 compared to the three months ended January 31, 2008 due to additional profit from higher revenues.
     Engineering. Engineering revenues decreased $4.6 million, or 5.6%, during the three months ended January 31, 2009 compared to the three months ended January 31, 2008, primarily due to the loss of low margin revenues and the effects of one less work day in the three months ended January 31, 2009 compared to the three months ended January 31, 2008, which was partially offset by the expansion of services to existing customers.
     Operating profit increased by $1.1 million, or 32.3%, in the three months ended January 31, 2009 compared to the three months ended January 31, 2008, primarily due to increased revenues from higher profit margin business compared to business replaced.
     Corporate. Corporate expense increased $2.2 million, or 14.8%, in the three months ended January 31, 2009 compared to the three months ended January 31, 2008, which was primarily due to: (a) $6.0 million increase in information technology costs related to the upgrade of the payroll, human resources and accounting systems, combined with higher depreciation costs, (b) $2.1 million increase in payroll and payroll related costs primarily due to an increased employee headcount, (c) $1.3 million increase is professional fees, (d) $1.1 million increase in expenses associated with the integration of OneSource’s operations, (e) $0.8 million increase in costs associated with the rollout of the Shared Services Center in Atlanta, and (f) $0.4 million increase in share-based compensation expenses. The increase was offset by a net legal settlement received for $9.6 million in January 2009 related to poor claims management from the Company’s former third party administrator of workers’ compensation claims.
Discontinued Operations
     The Company recorded a loss from discontinued operations of $0.9 million ($0.5 million, net of income tax benefits), or $0.01 per diluted share which primarily relates to severance related costs and selling, general and administrative transition costs.
     The effective tax rate on income (loss) from discontinued operations for the three months ended January 31, 2009 was 39.6%, compared to the 50.3% used for the three months ended January 31, 2008.
Adoption of New Accounting Standards
     Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). The Company has not yet adopted SFAS No. 157 for non-financial assets and liabilities, in accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which defers the effective date of SFAS No. 157 to November 1, 2009, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed on a recurring basis.
Recent Accounting Pronouncements
     In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”). FSP FAS 132R-1 expands the disclosures set forth in SFAS No. 132R by adding required disclosures about how investment allocation decisions are made by management, major categories of plan assets, and significant concentrations of risk. Additionally, FSP FAS 132R-1 requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS No. 157. FSP FAS 132R-1 intends to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. FSP FAS 132R-1 will be effective beginning in fiscal year

2010. The Company does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.
     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 will be effective beginning in fiscal year 2010. The Company is currently evaluating the impact that FSP 142-3 will have on its consolidated financial statements and disclosures.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 will be effective for the quarter ending April 30, 2009. The Company does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The purpose of issuing the statement was to replace current guidance in SFAS No. 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value and all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The Company anticipates that the adoption of SFAS No. 141R will have an impact on the way in which business combinations will be accounted for compared to current practice. SFAS No. 141R will be effective for any business combination that occurs beginning in fiscal year 2010.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 will be effective beginning in fiscal year 2010. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The Company did not elect to utilize the fair value option permitted by SFAS No. 159 for any of the Company’s assets or liabilities as of January 31, 2009.
Critical Accounting Policies and Estimates

     The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of the Company’s critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Company’s 2008 Annual Report on Form 10-K/A for the year ended October 31, 2008.
     The Company estimates its forfeiture rates for share-based equity awards based on historical data and adjusts the expected forfeiture rates annually or as needed. During the first quarter of 2009, the Company adjusted its estimated forfeiture rate to align with expected forfeitures and the effect of such adjustment was immaterial. There has been no other significant changes to the Company’s critical accounting policies and estimates during the three months ended January 31, 2009.
Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature, constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. Such statements reflect the current views of ABM with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
     Any number of factors could cause the Company’s actual results to differ materially from those anticipated. These factors include but are not limited to: (1) a slowdown in the Company’s acquisition activity, diversion of management focus from operations as a result of acquisitions or failure to timely realize anticipated cost savings and synergies from acquisitions; (2) functional delays and resource constraints related to the Company’s transition to new information technology systems; (3) unanticipated costs associated with the transition of certain IT services from IBM to third-party vendors or associated with providing those services internally, and service disruptions or the failure or delay of certain projects relating to the Company’s IT platforms and systems occasioned by such transition; (4) resource constraints relating to the support of multiple concurrent projects or the inability to complete certain projects on schedule; (5) disruption in functions affected by the transition to Shared Services Centers; (6) the inability to collect accounts receivable retained by the Company in connection with the sale of its lighting business; (7) changes in estimated claims or in the frequency or severity of claims against the Company, deterioration in claims management, cancellation or non-renewal of the Company’s primary insurance policies or changes in the Company’s customers’ insurance needs; (8) increase in debt service requirements; (9) further declines in commercial office building occupancy and rental rates relating to a deepening of the current recession; (10) the inability of customers to access the credit markets impacting the Company’s ability to collect receivables; (11) labor disputes leading to a loss of sales or expense variations; (12) loss of long-term customers or financial difficulties or bankruptcy of a major customer or multiple customers; (13) intense competition that lowers revenue or reduces margins; (14) an increase in costs that the Company cannot pass on to customers; (15) natural disasters or acts of terrorism that disrupt the Company in providing services; (16) events or circumstances that may result in impairment of goodwill recognized on the OneSource or other acquisitions; (17) significant accounting and other control costs that reduce the Company’s profitability; and (18) the unfavorable outcome in one or more of the several class and representative action lawsuits alleging various wage and hour claims. Other issues and uncertainties may include: unanticipated adverse jury determinations, judicial rulings or other developments in litigation to which the Company is subject, new accounting pronouncements or changes in accounting policies, changes in U.S. immigration law that raise the Company’s administration costs, labor shortages that adversely affect the Company’s ability to employ entry level personnel, legislation or other governmental action that detrimentally impacts the Company’s expenses or reduces sales by adversely affecting the Company’s customers, a reduction or revocation of the Company’s line of credit that increases interest expense and the cost of capital; and the resignation, termination, death or disability of one or more of the Company’s key executives that adversely affects customer retention or day-to-day management of the Company. Additional information regarding these and other risks and uncertainties the Company faces is contained in the Company’s Annual Report on Form 10-K/A for the

fiscal year ended October 31, 2008, and in other reports it files from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.
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
Interest Rate Risk
     The Company’s exposure to interest rate risk relates primarily to its cash equivalents and London Interbank Offered Rate (LIBOR) and Interbank Offered Rate (IBOR) based borrowings under the $450.0 million five year syndicated line of credit that expires in November 2012. At January 31, 2009, outstanding LIBOR and IBOR based borrowings of $227.0 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 60 days, the line of credit facility the Company has in place will continue to allow it to borrow against the line of credit through November 2012. The Company anticipates borrowing similar amounts for periods of one week to three months. If interest rates increase 1% and the loan balance remains at $227.0 million, the impact on the Company’s results of operations for the remainder of 2009 would be approximately $1.7 million of additional interest expense.
      Subsequent to January 31, 2009, the Company entered into a two-year interest rate swap agreement with a notional amount of $100.0 million, involving the exchange of floating- for fixed-rate interest payments. The Company will receive floating-rate interest payments that offset the LIBOR component of the interest due on $100 million of the Company’s floating-rate debt and make fixed-rate interest payments of 1.47% over the life of the interest rate swap. The Company will assess the effectiveness of the Company’s hedging strategy using the method described in Derivatives Implementation Group Statement 133 Implementation Issue No. G9, “Cash Flow Hedges: Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedged Transaction Match in a Cash Flow Hedge.” Accordingly, changes in fair value of the interest rate swap agreement are expected to be offset by changes in the fair value of the underlying debt.
     As of January 31, 2009, the Company held investments in auction rate securities from five different issuers. The Company continues to receive the scheduled interest payments from the issuers of the securities except for one issuer who issued a notice of default during January 2009. The scheduled interest and principal payments of that security are guaranteed by a U.K. financial guarantee insurance company which made the guaranteed interest payment as scheduled. As of January 31, 2009, the Company had $18.9 million in auction rate securities. For the three months ended January 31, 2009, unrealized losses of $0.08 million, net of taxes, were charged to accumulated other comprehensive loss as a result of declines in the fair value of the Company’s auction rate securities. (See Note 12 of the Notes to the Condensed Consolidated Financial Statements contained in Item 1, “Condensed Consolidated Financial Statements.”) The Company intends and believes it has the ability to hold these securities until the value recovers or the securities mature. Based on the Company’s ability to access its cash, its expected operating cash flows, and other sources of cash, the Company does not anticipate that the lack of liquidity of these investments will affect the Company’s ability to operate its business in the ordinary course. The unrealized loss is included in accumulated other comprehensive income as the decline in value is deemed to be temporary due primarily to the Company’s ability and intent to hold these securities long enough to recover its investments. The Company continues to monitor the market for auction rate securities and considers its impact (if any) on the fair market value of its investments. If the current market conditions continue, or the anticipated recovery in market values does not occur, the

Company may be required to record additional unrealized losses or record an impairment charge in subsequent quarters in 2009.
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
     b. Changes in Internal Control Over Financial Reporting. The Company is continuing to migrate its financial and payroll systems to a new consolidated financial and payroll platform as part of an on-going development of these systems which is expected to continue through fiscal 2009.
     Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The Company is a defendant in the following purported class action lawsuits related to alleged violations of federal or state wage-and-hour laws: (1) the consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (ACSS) filed July 12, 2005, in the Superior Court of California, Los Angeles County (L.A. Superior Ct.); (2) the consolidated cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco; (3) the consolidated cases of Batiz/Heine v. ACSS filed on June 7, 2006, in the U.S. District Court of California, Central District (Batiz); (4) the consolidated cases of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Ct; (5) Chen v. Ampco System Parking and ABM Industries filed on March 6, 2008, in the U.S. District Court of California, Southern District; and (6) Khadera v. American Building Maintenance Co.-West and ABM Industries filed on March 24, 2008, in U.S District Court of Washington, Western District. The named plaintiffs in these lawsuits are current or former employees of ABM subsidiaries who allege, among other things, that they were required to work “off the clock,” were not paid for all overtime, were not provided work breaks or other benefits, and/or that they received pay stubs not conforming to state law. In all cases, the plaintiffs generally seek unspecified monetary damages, injunctive relief or both. The

Company believes it has meritorious defenses to these claims and intends to continue to vigorously defend itself.
     On January 8, 2009, a judge of the California Superior Court certified as a class action the consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (ACSS). ABM intends to appeal this decision. On January 15, 2009, a federal court judge denied with prejudice class certification status in the case Villacres v. ABM Security filed on August 15, 2007, in the U.S. District Court of California, Central District.
     The Company self-insures certain insurable risks and, based on its periodic evaluations of estimated claim costs and liabilities, accrues self-insurance reserves to the Company’s best estimate. One such evaluation, completed in November 2004, indicated adverse developments in the insurance reserves that were primarily related to workers’ compensation claims in the state of California during the four-year period ended October 31, 2003 and resulted in the Company recording a charge of $17.2 million in the fourth quarter of 2004. In 2005, the Company, believing a substantial portion of the $17.2 million, as well as other costs incurred by the Company in its insurance claims, was related to poor claims management by a third party administrator that no longer performs these services for the Company, filed an arbitration claim against this third party administrator for damages related to claims mismanagement. In November 2008, the Company and its former third party administrator settled the claim for $9.8 million ($9.6 million, net of expenses). The Company received the $9.8 million settlement amount in January 2009.
     In August 2005, ABM filed an action for declaratory relief, breach of contract and breach of the implied covenant of good faith and fair dealing in U.S. District Court in The Northern District of California against its insurance carriers, Zurich American Insurance Company (Zurich American) and National Union Fire Insurance Company (National Union) relating to the carriers’ failure to provide coverage for ABM and one of its Parking subsidiaries. In September 2006, the Company settled its claims against Zurich American for $0.4 million. Zurich American had provided $0.85 million in coverage. In early 2006, ABM paid $6.3 million in settlement costs in the litigation with IAH-JFK Airport Parking Co., LLC and sought to recover $5.3 million of these settlement costs and legal fees from National Union. In September 2006, the Company lost a motion for summary adjudication filed by National Union on the issue of the duty to defend. The Company appealed that ruling and filed its reply brief in March 2007; oral arguements were heard in July 2008. The Ninth Circuit Court has denied the Company’s appeal, affirmed the summary adjudication and dismissed the case.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2008, which to the Company’s knowledge have not materially changed other than as set forth below. Those risks, which could materially affect the Company’s business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
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
     Effective October 2006, the Company entered into a Master Professional Services Agreement with IBM to obtain information technology infrastructure and support services. On February 24, 2009, the Company entered into an amendment to the Master Professional Services Agreement with IBM and a Transition Agreement with IBM which agreements, among other things, change the scope of services to be provided by IBM under the Master Professional Services Agreement and provide for the transition of certain services to ABM or other service professionals. In addition to bringing certain services in-house, the Company currently is in negotiations or has recently signed agreements with various third-party information service companies to provide certain services to the Company following a period during which IBM will transition certain services to these providers. Bringing work in-house or transitioning to these new service providers could result in potential service disruptions or the failure of current projects which are under development relating to the Company’s information technology platforms and systems. In addition to the risk of potential failure in each project, supporting multiple concurrent projects, and moving away from IBM as a provider of one or more of these services may result in resource constraints and the inability to complete projects on schedule, which could negatively impact the Company’s operations.
     The acquisition of OneSource necessitates information technology system integration and consolidation. The Company is continuing to use the OneSource information technology systems during the transition period and will then transfer OneSource operations to the Company’s new payroll and human resources information system and the upgraded accounting systems. To the extent that the Company continues to use IBM or other third-parties for various services, the risks associated with outsourcing include the dependence upon a third party for essential aspects of the Company’s business and risks to the security and integrity of the Company’s data in the hands of third parties. The Company may also have potentially less control over costs associated with necessary systems when they are supported by a third party, as well as potentially less responsiveness from vendors than employees.
Item 5. Other Information
     On March 2, 2009, the Company’s Board of Directors (1) amended the Company’s Corporate Governance Principles (the “Principles”) to clarify certain timing requirements with respect to stockholder nominations for director candidates and (2) approved a new form of indemnification agreement for directors. A copy of the Principles, as amended, appears on the Company’s website at http://www.abm.com. The form of indemnification agreement is attached hereto as Exhibit 10.5. The Company anticipates entering into the new form of indemnification agreement with each of its directors during the quarter ending April 30, 2009.

Item 6. Exhibits
     (a) Exhibits

10.1	IBM Master Professional Services Agreement, as amended February 24, 2009 (incorporated by reference from Exhibit 10.1 to registrant’s Amendment No. 1 to Form 8-K Current Report dated January 20, 2009) (File No. 1-8929).

10.2	Transition Agreement dated February 24, 2009 (incorporated by reference from Exhibit 10.2 to registrant’s Amendment No. 1 to Form 8-K Current Report dated January 20, 2009) (File No. 1-8929).

10.3	2006 Equity Incentive Plan, as amended and restated on January 13, 2009.

10.4	Form of Executive Change in Control Agreement (incorporated by reference from Exhibit 10.1 to registrant’s Form 8-K Current Report dated December 30, 2008, and from Exhibit 10.1 to registrant’s Amendment No. 1 to Form 8-K Current Report dated December 30, 2008) (File No. 1-8929).

10.5	Form of Director Indemnification Agreement.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated
March 6, 2009	/s/ James S. Lusk
James S. Lusk
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 6, 2009	/s/ Joseph F. Yospe
Joseph F. Yospe
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)