Form 10-Q
period 2009-04-30
ABM INDUSTRIES INC /DE/
filed 2009-06-05
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
None
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 29, 2009

Common Stock, $0.01 par value per share	51,343,011 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
FORM 10-Q
For the quarterly period ended April 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
(in thousands, except share amounts)	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$—	$710
Trade accounts receivable, net of allowances of $11,520 and $12,466 at April 30, 2009 and October 31, 2008, respectively	467,636	473,263
Prepaid income taxes	15,858	7,097
Current assets of discontinued operations	16,363	34,508
Prepaid expenses and other	57,659	57,011
Deferred income taxes, net	49,608	57,463
Insurance recoverables	4,817	5,017

Total current assets	611,941	635,069

Non-current assets of discontinued operations	7,397	11,205
Insurance deposits	42,537	42,506
Other investments and long-term receivables	5,135	4,470
Deferred income taxes, net	81,681	88,704
Insurance recoverables	66,700	66,600
Other assets	31,496	23,310
Investments in auction rate securities	19,512	19,031
Property, plant and equipment, net of accumulated depreciation of $83,487 and $85,377 at April 30, 2009 and October 31, 2008, respectively	59,632	61,067
Other intangible assets, net of accumulated amortization of $37,956 and $32,571 at April 30, 2009 and October 31, 2008, respectively	56,772	62,179
Goodwill	538,376	535,772

Total assets	$1,521,179	$1,549,913

		(Continued)
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
(in thousands, except share amounts)	2009	2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$63,911	$70,034
Accrued liabilities
Compensation	98,662	88,951
Taxes - other than income	25,856	20,270
Insurance claims	74,692	84,272
Other	74,029	85,455
Income taxes payable	2,165	2,025
Current liabilities of discontinued operations	12,334	10,082

Total current liabilities	351,649	361,089

Income taxes payable	16,488	15,793
Line of credit	182,000	230,000
Retirement plans and other	37,422	37,095
Insurance claims	269,901	261,885

Total liabilities	857,460	905,862

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,322,316 and 57,992,072 shares issued at April 30, 2009 and October 31, 2008, respectively	513	581
Additional paid-in capital	168,038	284,094
Accumulated other comprehensive loss, net of tax	(3,554)	(3,422)
Retained earnings	498,722	485,136
Cost of treasury stock (7,028,500 shares at October 31, 2008)	—	(122,338)

Total stockholders’ equity	663,719	644,051

Total liabilities and stockholders’ equity	$1,521,179	$1,549,913

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2009	2008	2009	2008
	(Unaudited)
Revenues	$855,711	$906,349	$1,743,183	$1,794,141

Expenses
Operating	766,148	806,150	1,553,416	1,610,103
Selling, general and administrative	64,265	68,936	135,652	135,378
Amortization of intangible assets	2,680	2,544	5,503	4,925

Total expenses	833,093	877,630	1,694,571	1,750,406

Operating profit	22,618	28,719	48,612	43,735
Interest expense	1,313	3,980	2,981	8,590

Income from continuing operations before income taxes	21,305	24,739	45,631	35,145
Provision for income taxes	8,256	9,437	17,827	13,576

Income from continuing operations	13,049	15,302	27,804	21,569
Discontinued Operations
Loss from discontinued operations, net of taxes	(272)	(4,230)	(810)	(4,133)

Net income	$12,777	$11,072	$26,994	$17,436

Net income per common share - Basic
Income from continuing operations	$0.25	$0.30	$0.54	$0.43
Loss from discontinued operations	0.00	(0.08)	(0.01)	(0.08)

Net Income	$0.25	$0.22	$0.53	$0.35

Net income per common share - Diluted
Income from continuing operations	$0.25	$0.30	$0.54	$0.42
Loss from discontinued operations	0.00	(0.08)	(0.02)	(0.08)

Net Income	$0.25	$0.22	$0.52	$0.34

Weighted-average common and common equivalent shares outstanding
Basic	51,301	50,424	51,206	50,268
Diluted	51,553	51,299	51,511	51,105

Dividends declared per common share	$0.130	$0.125	$0.260	$0.250
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 30,
(in thousands)	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$26,994	$17,436
Loss from discontinued operations, net of taxes	(810)	(4,133)

Income from continuing operations	27,804	21,569
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization of intangible assets	15,237	12,152
Deferred income taxes	16,266	1,818
Share-based compensation expense	3,412	3,391
Provision for bad debt	1,878	1,861
Discount accretion on insurance claims	624	1,000
Gain on sale of assets	(930)	(5)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable, net	(382)	(33,706)
Inventories	34	(33)
Prepaid expenses and other current assets	(2,966)	(1,778)
Insurance recoverables	100	1,500
Other assets and long-term receivables	(2,617)	(2,027)
Income taxes payable	(7,306)	2,776
Retirement plans and other non-current liabilities	(439)	(1,311)
Insurance claims payable	(2,607)	(2,836)
Trade accounts payable and other accrued liabilities	(3,767)	13,210

Total adjustments	16,537	(3,988)

Net cash provided by continuing operating activities	44,341	17,581
Net cash provided by discontinued operating activities	22,861	3,557

Net cash provided by operating activities	67,202	21,138

Cash flows from investing activities:
Additions to property, plant and equipment	(9,680)	(17,569)
Proceeds from sale of assets	2,312	882
Purchase of businesses	(746)	(419,940)

Net cash used in continuing investing activities	(8,114)	(436,627)
Net cash used in discontinued investing activities	—	(15)

Net cash used in investing activities	(8,114)	(436,642)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	1,516	7,788
Dividends paid	(13,314)	(12,571)
Borrowings from line of credit	343,000	522,500
Repayment of borrowings from line of credit	(391,000)	(221,000)

Net cash (used in) provided by financing activities	(59,798)	296,717

Net decrease in cash and cash equivalents	(710)	(118,787)
Cash and cash equivalents at beginning of period	710	136,192

Cash and cash equivalents at end of period	$—	$17,405

		(Continued)
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 30,
(in thousands)	2009	2008
	(Unaudited)
Supplemental Data:
Cash paid for income taxes, net of refunds received	$8,928	$8,410
Tax effect from exercise of options	(124)	683
Cash received from exercise of options	1,640	7,105
Interest paid on line of credit	$2,843	$7,161

Non-cash investing activities:
Common stock issued for business acquired	$1,198	$621

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
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in ABM’s condensed consolidated financial statements and the accompanying notes. These estimates are based on information available as of the date of these financial statements. The current economic environment and its potential effect on the Company’s customers have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are only normal and recurring, necessary to fairly state the information for each period contained therein. The results of operations for the three and six months ended April 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
2. Recently Adopted Accounting Pronouncements
     Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). The Company has not yet adopted SFAS No. 157 for non-financial assets and liabilities, in accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which defers the effective date of SFAS No. 157 to November 1, 2009, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed on a recurring basis. See Note 13, “Fair Value Measurements”, for additional information.
     Effective February 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. See Note 15, “Line of Credit Facility”, for additional information.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 became effective for the Company as of November 1, 2008. As the Company did not elect the fair value option for its financial instruments (other than those already measured at fair value in accordance with SFAS No. 157), the adoption of this standard did not have an impact on its condensed consolidated financial statements.

3. Insurance
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
     An actuarial evaluation completed in the second quarter of 2009, covering the majority of the Company’s self-insurance reserves, showed net favorable developments in reserves for general liability, California workers’ compensation and workers’ compensation outside of California. These favorable developments resulted in a $1.0 million reduction of the Company’s self-insurance reserves in the three months ended April 30, 2009 and has been recorded in the Corporate division. The actuarial evaluation completed in the second quarter of 2008, excluding claims acquired from OneSource Services Inc. (“OneSource”) as of January 31, 2008, resulted in a $7.2 million reduction of the Company’s self-insurance reserves during the three months ended April 30, 2008.
     The Company includes the liabilities in excess of its self-insurance retention limits in its reported self-insurance liabilities and records corresponding receivables for amounts to be covered from the insurance provider. At April 30, 2009, there were $74.7 million and $269.9 million recorded in current and non-current insurance claims liabilities in excess of self-insurance retention limits, respectively, on the condensed consolidated balance sheet. Additionally, insurance recoverables of $4.8 million and $66.7 million were recorded as current and non-current insurance recoverables, respectively, on the condensed consolidated balance sheet.
4. Net Income per Common Share
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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2009	2008	2009	2008

Income from continuing operations	$13,049	$15,302	$27,804	$21,569
Loss from discontinued operations, net of taxes	(272)	(4,230)	(810)	(4,133)

Net income	$12,777	$11,072	$26,994	$17,436

Weighted-average common shares outstanding - Basic	51,301	50,424	51,206	50,268
Effect of dilutive securities:
Stock options	69	659	132	654
Restricted stock units	155	148	130	120
Performance shares	28	68	43	63

Weighted-average common shares outstanding - Diluted	51,553	51,299	51,511	51,105

Net income per common share
Basic	$0.25	$0.22	$0.53	$0.35
Diluted	$0.25	$0.22	$0.52	$0.34
     The diluted net income per common share excludes certain stock options and restricted stock units since the effect of including these stock options and restricted stock units would have been anti-dilutive as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2009	2008	2009	2008

Stock options	3,154	845	2,777	1,006
Restricted stock units	313	30	261	168
5. Share-Based Compensation Plans
     Share-based compensation expense was $1.9 million and $2.3 million for the three months ended April 30, 2009 and 2008, respectively, and $3.4 million and $3.4 million for the six months ended April 30, 2009 and 2008, respectively. The share-based compensation expense is recorded in selling, general and administrative expenses. The Company estimates its forfeiture rates based on historical data and adjusts the expected forfeiture rates annually or as needed. During the three months ended January 31, 2009, the Company adjusted its estimated forfeiture rate to align with expected forfeitures and the effect of such adjustment was immaterial. No adjustments to the forfeiture rate were made in the three months ended April 30, 2009.
     The following grants were approved by the Company’s Compensation Committee on January 12, 2009: 120,364 stock options, 184,525 restricted stock units and 119,977 performance shares, each under the terms of the Company’s 2006 Equity Incentive Plan. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option valuation model. The assumptions used in the option valuation model for the stock options granted on January 12, 2009 were: (1) expected life from date of grant of 5.7 years; (2) expected stock price volatility of 35.23%; (3) expected dividend yield of 2.49% and (4) a risk-free interest rate of 1.65%. The fair value of options granted was $4.82 per share. No significant share-based grants were made under the Company’s 2006 Equity Incentive Plan during the three months ended April 30, 2009.

6. Treasury Stock
     On March 2, 2009, the Company retired 7,028,500 shares of treasury stock.
7. Comprehensive Income
     The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2009	2008	2009	2008

Net income	$12,777	$11,072	$26,994	$17,436
Other comprehensive income (loss):
Unrealized gain (loss) on auction rate securities, net of taxes	377	58	292	(881)
Unrealized loss on interest rate swap agreement, net of taxes	(466)	—	(466)	—
Foreign currency translation, net of taxes	142	(47)	68	(97)
Actuarial gain (loss) - adjustments to pension & other post-retirement plans, net of taxes	(12)	6	(26)	8

Comprehensive income	$12,818	$11,089	$26,862	$16,466

8. Discontinued Operations
     On October 31, 2008, the Company completed the sale of substantially all of the assets of its former Lighting division, excluding accounts receivable and certain other assets and liabilities, to Sylvania Lighting Services Corp (“Sylvania”). The remaining assets and liabilities associated with the Lighting division have been classified on the Company’s condensed consolidated balance sheets as assets and liabilities of discontinued operations for all periods presented. The results of operations of Lighting for all periods presented are included in the Company’s condensed consolidated statements of income as “Loss from discontinued operations, net of taxes.”
     The carrying amounts of the major classes of assets and liabilities of the Lighting division included in discontinued operations are as follows:

	April 30,	October 31,
	2009	2008
Trade accounts receivable, net	$1,684	$21,735
Notes receivable and other	2,707	3,389
Other receivables due from Sylvania (a)	11,972	9,384

Current assets of discontinued operations	16,363	34,508

Long-term notes receivable	1,792	2,985
Other receivables due from Sylvania (a)	5,605	8,220

Non-current assets of discontinued operations	7,397	11,205

Trade accounts payable	748	7,053
Accrued liabilities	493	3,029
Due to Sylvania, net (b)	11,093	—

Current liabilities of discontinued operations	12,334	10,082

(a)	In connection with the sale of the Lighting business, Sylvania acquired certain contracts containing deferred charges. Payments received by Sylvania from customers with respect to the deferred costs for these contracts are paid to the Company.

(b)	Represents net amounts collected on Sylvania’s behalf pursuant to a transition services agreement, which was entered into in connection with the sale of the Lighting business.
     The summarized operating results of the Company’s discontinued Lighting division for the three and six months ended April 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2009	2008	2009	2008

Revenues	$—	$26,195	$851	$55,095
Goodwill impairment	—	4,500	—	4,500
Loss before income taxes	(454)	(4,865)	(1,345)	(4,670)
Benefit for income taxes	(182)	(635)	(535)	(537)

Loss from discontinued operations, net of taxes	$(272)	$(4,230)	$(810)	$(4,133)

     The loss from discontinued operations, net of taxes, of $0.3 million and $0.8 million for the three and six months ended April 30, 2009, respectively, primarily relates to severance related costs and selling, general and administrative transition costs.
9. Acquisitions
     On November 1, 2004, the Company acquired substantially all of the operating assets of Sentinel Guard Systems (“Sentinel”), a Los Angeles-based company, from Tracerton Enterprises, Inc. for an initial purchase price of $5.3 million and contingent payments, based on achieving certain revenue and profitability targets over the three-year period beginning November 1, 2005, payable in shares of ABM’s common stock. On April 1, 2009, the Company issued 55,940 shares of ABM’s common stock as part of the post-closing consideration based on the performance of Sentinel for the year ended October 31, 2008. The value of these shares was approximately $1.2 million and has been recorded as goodwill. The total purchase price paid to date, including contingent payments, is $7.6 million, and there are no additional contingent payments under the agreement.

10. Parking Revenue Presentation
     The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking revenues related solely to the reimbursement of expenses totaled $57.3 million and $64.1 million for the three months ended April 30, 2009 and 2008, respectively, and $117.8 million and $129.0 million for the six months ended April 30, 2009 and 2008, respectively. For the three and six months ended April 30, 2008, the classification of certain parking revenues related to the reimbursement of expenses have been reclassified from amounts previously reported to correct their historical classification.
11. Segment Information
     The Company was previously organized into five separate reportable operating segments. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering and Lighting were reportable segments. In connection with the discontinued operation of the Lighting division (as discussed in Note 8, “Discontinued Operations”), the operating results of Lighting are classified as discontinued operations and, as such, are not reflected in the tables below. Segment revenues and operating profits of the continuing reportable segments (Janitorial, Parking, Security, and Engineering) were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2009	2008	2009	2008

Revenues
Janitorial	$589,344	$625,542	$1,197,764	$1,231,587
Parking	113,347	118,522	229,016	236,533
Security	82,403	82,285	167,986	163,226
Engineering	70,194	79,346	147,410	161,161
Corporate	423	654	1,007	1,634

	$855,711	$906,349	$1,743,183	$1,794,141

Operating profit
Janitorial	$34,894	$29,844	$67,205	$50,786
Parking	4,859	4,364	9,001	8,253
Security	1,397	1,473	3,191	2,865
Engineering	4,038	4,286	8,704	7,812
Corporate	(22,570)	(11,248)	(39,489)	(25,981)

Operating profit	22,618	28,719	48,612	43,735
Interest expense	1,313	3,980	2,981	8,590

Income from continuing operations before income taxes	$21,305	$24,739	$45,631	$35,145

     Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years, severance costs associated with the integration of OneSource’s operations into the Janitorial segment, the Company’s share-based compensation costs, and certain information technology costs.
12. Commitments and Contingencies
Commitments
     On January 20, 2009, ABM and International Business Machines Corporation (“IBM”), entered into a binding Memorandum of Understanding (the “MOU”) pursuant to which ABM and IBM agreed to: (1) terminate certain services currently provided by IBM to ABM under the Master Professional Services

Agreement dated October 1, 2006 (the “Agreement”); (2) transition the terminated services to ABM and/or its designee; (3) resolve certain other disputes arising under the Agreement; and (4) modify certain terms applicable to services that IBM will continue to provide to ABM. In connection with the execution of the MOU, ABM delivered to IBM a formal notice terminating for convenience certain information technology and support services effective immediately (the “Termination”). Notwithstanding the Termination, the MOU contemplated (1) that IBM would assist ABM with the transition of the terminated services to ABM or its designee pursuant to an agreement (the “Transition Agreement”) to be executed by ABM and IBM and (2) the continued provision by IBM of certain data center services. On February 24, 2009, ABM and IBM entered into an amended and restated agreement, which amends the Agreement (the “Amended Agreement”), and the Transition Agreement, which memorializes the termination-related provisions of the MOU as well as other terms related to the transition services. Under the Amended Agreement, the base fee for the provision of the defined data center services is $18.8 million payable over the service term (March 2009 through December 2013) as follows: 2009 - $3.6 million; 2010 - $4.4 million; 2011 - $4.0 million ; 2012 - $3.3 million; 2013 - $3.0 million; and 2014 - $0.5 million.
     In connection with the Termination, ABM has agreed to: (1) reimburse IBM for certain actual employee severance costs, up to a maximum of $0.7 million, provided ABM extends comparable offers of employment to a minimum number of IBM employees; (2) reimburse IBM for certain early termination costs, as defined, including third party termination fees and/or wind down costs totaling approximately $0.4 million associated with software, equipment and/or third party contracts used by IBM in performing the terminated services; and (3) pay IBM fees and expenses for requested transition assistance which are estimated to be approximately $0.4 million. Payments made in connection with the Termination were $0.1 million during the six months ended April 30, 2009.
Contingencies
     The Company is subject to various legal and arbitration proceedings and other contingencies that have arisen in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company accrues the amount of probable and estimable losses related to such matters. At April 30, 2009, the total amount of probable and estimable losses accrued for legal and other contingencies was $5.2 million. However, the ultimate resolution of legal and arbitration proceedings and other contingencies is always uncertain. If actual losses materially exceed the estimates accrued, the Company’s financial condition and results of operations could be materially adversely affected.
     In November 2008, the Company and its former third party administrator of workers’ compensation claims settled a claim in arbitration for net proceeds of $9.6 million, after legal expenses, related to poor claims management, which amount was received by the Company during January 2009. This amount was classified as a reduction in operating expenses in the accompanying condensed consolidated statement of income for the six months ended April 30, 2009.
13. Fair Value Measurements
     SFAS No. 157 defines and establishes a framework for measuring fair value. Under SFAS No. 157, fair value is determined based on inputs or assumptions that market participants would use in pricing an asset or liability. These assumptions consist of (1) observable inputs - market data obtained from independent sources, or (2) unobservable inputs - market data determined using the company’s own assumptions about valuation. SFAS No. 157 establishes a hierarchy to prioritize the inputs to valuation techniques, with the highest priority being given to Level 1 inputs and the lowest priority to Level 3 inputs, as described below:
Level 1 – Quoted prices for identical instruments in active markets;
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets; and
Level 3 – Unobservable inputs.
     Financial assets measured at fair value on a recurring basis are summarized in the table below:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in thousands)	April 30, 2009	Level 1	Level 2	Level 3

Assets
Assets held in deferred compensation plan (a)	$5,525	$5,525	$—	$—
Investment in auction rate securities (b)	19,512	—	—	19,512

Total assets	$25,037	$5,525	$—	$19,512

Liabilities
Interest rate swap (c)	$(768)	$—	$(768)	$—

Total liabilities	$(768)	$—	$(768)	$—

(a)	The fair value of the assets held in the deferred compensation plan is based on quoted market prices.

(b)	The fair value of the investments in auction rate securities is based on discounted cash flow valuation models, primarily utilizing unobservable inputs. See Note 14, “Auction Rate Securities”.

(c)	The fair value of the interest rate swap is estimated based on the difference between the present value of expected cash flows calculated at the contracted interest rates and at the current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. See Note 15, “Line of Credit Facility”.
     Changes during the six months ended April 30, 2009 related to assets measured at fair value using significant unobservable inputs (Level 3) are summarized in the table below:

Level 3
Fair Value at October 31, 2008	$19,031
Unrealized income included in accumulated other comprehensive income	481

Fair Value at April 30, 2009	$19,512

14. Auction Rate Securities
     As of April 30, 2009, the Company held investments in auction rate securities from five different issuers having an original principal amount of $5.0 million each (aggregating $25.0 million). At April 30, 2009, the estimated fair value of these securities, in total, was approximately $19.5 million, resulting in impairments of most of the securities, in amounts ranging from approximately $0.2 million to $2.5 million. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the U.S. credit markets, auctions for these securities began to fail commencing in August 2007 and have continued to fail through April 30, 2009.
     The Company continues to receive the scheduled interest payments from the issuers of the securities. During the first quarter of 2009, one issuer provided a notice of default. This default was cured on March 10, 2009 and all subsequent interest payments have been made by the issuer since that date. The scheduled interest and principal payments of that security are guaranteed by a U.K. financial guarantee insurance company, which made the guaranteed interest payments as scheduled during the first quarter of 2009. The Company estimates the fair values of auction rate securities it holds utilizing a discounted cash flow model, which considers, among other factors, assumptions about: the underlying collateral, credit risks associated with the issuer, contractual maturity and assumptions about when, if ever, the security might be re-financed by the issuer or have a successful auction (presently assumed to be approximately 4 to 6 years). Since there can be no assurance that auctions for these securities will be successful in the near future, the Company has classified its auction rate securities as long-term investments.

     The Company considers impairments to be other-than-temporary when, based on an evaluation of available facts, circumstances and known or reasonably supportable trends, it is probable that the Company will be unable to collect all amounts contractually due under the terms of the security. The Company’s determination of whether impairment of its auction rate securities is other-than-temporary includes consideration of several factors including, but not limited to: the extent and duration of impairment, the Company’s ability and intent to hold the security until recovery, the historical performance and agency rating of the security, the agency rating of the associated guarantor (where applicable), the nature and value of the underlying collateral expected to service the investment, and actuarial experience of the underlying re-insurance arrangement (where applicable) which in certain circumstances may have preferential rights to the underlying collateral. Adverse changes in any of these factors could result in further material declines in fair value and/or a determination that such impairment is other-than-temporary in the future. The Company intends and believes it has the ability to hold these securities until their value recovers or the securities mature. Based on the Company’s analysis of these factors, the Company has concluded that these securities are not other-than-temporarily impaired as of April 30, 2009.
     For the six months ended April 30, 2009, unrealized income of $0.5 million ($0.3 million, net of taxes) was charged to accumulated other comprehensive loss, which includes a recovery in the fair value of $0.6 million ($0.4 million, net of taxes) in the three months ended April 30, 2009. Any future fluctuation in the fair value related to these securities that the Company deems to be temporary, including additional recoveries of previous unrealized losses, would be recorded to accumulated other comprehensive loss, net of taxes. If at any time in the future a decline in value is other-than-temporary, the Company will record a charge to earnings in the period of determination.
15. Line of Credit Facility
     In connection with the acquisition of OneSource, ABM entered into a $450.0 million five year syndicated line of credit that is scheduled to expire on November 14, 2012 (the “Facility”). The line of credit is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes.
     As of April 30, 2009, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $182.0 million and $118.5 million, respectively. Available credit under the line of credit was $149.5 million as of April 30, 2009.
     The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness and certain transactions and payments. In addition, the Facility also requires that ABM maintain the following three financial covenants which are described in Note 5, “Line of Credit Facility”, to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K/A: (1) a fixed charge coverage ratio; (2) a leverage ratio; and (3) a combined net worth test. The Company was in compliance with all covenants as of April 30, 2009 and expects to be in compliance for the foreseeable future.
     On February 19, 2009, the Company entered into a two-year interest rate swap agreement with a notional amount of $100.0 million, involving the exchange of floating- for fixed-rate interest payments. The Company will receive floating-rate interest payments that offset the LIBOR component of the interest due on $100.0 million of the Company’s floating-rate debt and make fixed-rate interest payments of 1.47% over the life of the interest rate swap. The Company assesses the effectiveness of the Company’s hedging strategy using the method described in Derivatives Implementation Group Statement 133 Implementation Issue No. G9, “Cash Flow Hedges: Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedged Transaction Match in a Cash Flow Hedge.” Accordingly, changes in fair value of the interest rate swap agreement are expected to be offset by changes in the fair value of the underlying debt. As of April 30, 2009, the valuation of the interest rate swap resulted in an adjustment to accumulated other comprehensive loss of $0.8 million ($0.5 million, net of taxes) and the fair value of the interest rate swap of ($0.8) million is included in retirement plans and other on the condensed consolidated balance sheets.
     Additionally, the Company will continue to evaluate whether the creditworthiness of each swap counterparty is such that default on its obligations under the swap is not probable. The Company also assesses whether the LIBOR-based interest payments are probable of being paid under the loan at the inception and, on an ongoing basis (no less than once each quarter), during the life of each hedging relationship.
16. Income Taxes
     On November 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provide a financial statement recognition threshold and measurement criteria for a tax position taken or expected to be taken in a tax return. As of April 30, 2009, the Company had $99.7 million of unrecognized tax benefits, of which $1.4 million, if recognized, would affect its effective tax rate. The remainder of the balance, if recognized prior to the Company’s planned adoption of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), would be recorded as an adjustment to goodwill and would not impact the effective tax rate but would impact the payment of cash to the taxing authorities. The Company’s policy to include interest and penalties related to unrecognized tax benefits in income tax expense did not change upon the adoption of FIN 48. As of April 30, 2009, the Company had accrued interest related to uncertain tax positions of $0.5 million on the Company’s balance sheet. During the six months ended April 30, 2009, the unrecognized tax benefit decreased by $18.0 million. The Company has recorded $2.2 million of the unrecognized tax benefits as a current liability.
     The Company’s major tax jurisdiction is the United States and its U.S. federal income tax return has been examined by the tax authorities through October 31, 2004. The Company primarily does business in all fifty states, significantly in California, Texas and New York. In major state jurisdictions, the tax years after 2003 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by the states of Minnesota, Arizona, New Jersey, Utah and the commonwealth of Puerto Rico.
17. Benefit Plans
     The components of net periodic benefit cost of the Company’s defined benefit plans and the post-retirement benefit plan, including participants associated with continuing operations, for the three and six months ended April 30, 2009 and 2008, were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2009	2008	2009	2008

Defined Benefit Plans
Service cost	$11	$12	$21	$24
Interest	203	208	397	416
Expected return on plan assets	(80)	(93)	(160)	(186)
Amortization of actuarial loss	31	160	57	320

Net expense	$165	$287	$315	$574

Post-Retirement Benefit Plan
Service cost	$3	$4	$6	$9
Interest	69	58	138	116
Amortization of actuarial gain	(51)	(26)	(102)	(52)

Net expense	$21	$36	$42	$73

18. Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R. The purpose of issuing the statement was to replace current guidance in SFAS No. 141, “Business Combinations”, to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value and all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. Subsequent to the issuance of SFAS No. 141R, in April 2009 the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. The Company anticipates the adoption of SFAS No. 141R and FSP 141R-1 will have an impact on the way in which business combinations will be accounted for compared to current practice. SFAS No. 141R and FSP 141R-1 will be effective beginning with any business combinations that close in fiscal year 2010.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 will be effective beginning with the quarterly period ending July 31, 2009.
     In April 2009, the FASB issued the following FSP’s: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”), and (iii) FSP SFAS 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107 and APB 28-1”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157, in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. A debt security impairment would be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the securities entire amortized cost basis (even if the entity does not intend to sell). Additionally, the probability standard relating to the collectibility of cash flows is eliminated, and impairment will be considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to in FSP 115-2 as a credit loss). Upon the adoption of FSP 115-2, if a credit loss exists, such credit loss will be recognized in earnings. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. We are currently evaluating the potential impact of these FSP’s which will be effective beginning with the quarterly period ending July 31, 2009.
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”). FSP FAS 132R-1 expands the disclosures set forth in SFAS No. 132R by adding required disclosures about how investment allocation decisions are made by management, major categories of plan assets, and significant concentrations of risk. Additionally, FSP FAS 132R-1 requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS No. 157. FSP FAS 132R-1 intends to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. FSP FAS 132R-1 will be effective beginning in fiscal year 2010. The Company does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 will be effective beginning in fiscal year 2010. The Company is currently evaluating the impact that FSP 142-3 will have on its consolidated financial statements and disclosures.
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
19. Subsequent Event
     Effective May 1, 2009, the Company acquired certain assets (primarily customer contracts and relationships) of Control Building Services, Inc., Control Engineering Services, Inc., and TTF, Inc., for $15.0 million in cash plus additional consideration of up to $1.6 million, payable in three equal installments of $0.5 million, contingent upon the achievement of certain revenue targets during the three year period commencing on May 1, 2009. The acquisition closed on May 8, 2009 and will be accounted for under the purchase method of accounting. The acquisition expands ABM’s facility cleaning and engineering service offerings to clients in the Northeast. The Company will complete an appraisal of the assets acquired during the third quarter of 2009 and expects to finalize the allocation of the purchase price to assets acquired during the remainder of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of ABM Industries Incorporated (“ABM”, and together with its subsidiaries, the “Company”) included in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K/A for the year ended October 31, 2008 (“10-K/A”). All information in the discussion and references to years are based on the Company’s fiscal year, which ends on October 31.
Overview
     The Company provides janitorial, parking, security and engineering services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities primarily throughout the United States.
     On October 31, 2008, the Company completed the sale of substantially all of the assets of the Company’s Lighting division, excluding accounts receivable and certain other assets and liabilities, to Sylvania Lighting Services Corp. The assets sold included customer contracts, inventory and other assets, as well as rights to the name “Amtech Lighting.” The remaining assets and liabilities associated with the Lighting division have been classified on the Company’s condensed consolidated balance sheets as assets and liabilities of discontinued operations for all periods presented. The results of operations of Lighting for all periods presented are included in the Company’s condensed consolidated statements of income as “Loss from discontinued operations, net of taxes.”
     In 2008, the Company realized approximately $29.8 million of synergies, before giving effect to the costs to achieve these synergies, in connection with the OneSource acquisition. These synergies were achieved primarily through a reduction in duplicative positions and back office functions, the consolidation of facilities, and the reduction in professional fees and other services. The Company continues to achieve annual synergies related to the OneSource Services Inc. (“OneSource”) acquisition. The Company expects to realize between $45.0 million and $50.0 million of synergies in 2009 before giving effect to the costs to achieve these synergies.
     The Company’s revenues at its Janitorial, Security and Engineering divisions are substantially based on the performance of labor-intensive services at contractually specified prices. Revenues generated by the Parking division relate to parking and transportation services, which are less labor- intensive. The Company’s revenues are primarily impacted by the ability to retain and attract customers, the addition of industrial customers, commercial occupancy rates, air travel levels, tourism and transportation needs at colleges and universities.
     The Company’s largest segment is its Janitorial segment, which accounted for 69% of the Company’s revenues and 76% of its operating profit before Corporate expenses in the six months ended April 30, 2009.
     The Company’s contracts at the Janitorial, Security and Engineering divisions are either fixed-price, “cost-plus” (i.e., the customer agrees to reimburse the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage), time-and-materials based, or square footage based. In addition to services defined within the scope of the contract, the Janitorial division also generates revenues from extra services (or tags), such as additional cleaning requirements with extra services generally providing higher margins. The quarterly profitability of fixed-price contracts is primarily impacted by the variability of the number of work days in the quarter while the quarterly profitability of square footage-based contracts is primarily impacted by changes in vacancy rates. The Parking division principally has two types of arrangements with customers: leased-lot and managed-lot. Under leased-lot arrangements, the Company leases the parking facility from the owner and is responsible for all expenses incurred, retains all revenues from monthly and transient parkers and pays rent to the owner per the terms and conditions of the lease. Under the managed-lot arrangements, the Company manages the parking facility for the owner in exchange for a management fee, which may be a fixed fee, a performance-based fee, such as a percentage of gross or net revenues, or a combination of both.
     The majority of the Company’s contracts are for one to three year periods, but are subject to termination by either party after 30 to 90 days’ written notice. Upon renewal of a contract, the Company may renegotiate the price, although competitive pressures and customers’ price sensitivities can inhibit the Company’s ability to pass on cost increases. Such cost increases include, but are not limited to, labor costs, workers’ compensation and other insurance costs, any applicable payroll taxes and fuel costs. However, for some renewals, the Company is able to restructure the scope and terms of the contract to maintain or increase profit margin.
     Revenues have historically been the major source of cash for the Company, while payroll expenses, which are substantially related to revenues, have been the largest use of cash. Accordingly, operating cash flows primarily depend on both revenue levels and the timing of collections, as well as the quality of the related receivables. The Company’s trade accounts receivable, net, balance was $467.6 million at April 30, 2009. Trade accounts receivable that were over 90 days past due were $46.6 million and $47.3 million at April 30, 2009 and October 31, 2008, respectively. The timing and level of payments to suppliers and other vendors, as well as the magnitude of self-insured claims, also affect operating cash flows. The Company’s management views operating cash flows as a good indicator of financial strength. Strong operating cash flows provide opportunities for growth both internally and through acquisitions. Cash flows from operating activities, including cash flows from discontinued operating activities, increased by $46.1 million for the six months ended April 30, 2009, compared to the six months ended April 30, 2008.
     The Company self-insures certain insurable risks such as general liability, automobile, property damage, and workers’ compensation. The Company periodically evaluates its estimated claim costs and liabilities and accrues self-insurance reserves to its best estimate three times during the fiscal year. Management also monitors new claims and claim development to assess appropriate levels of insurance reserves. The estimated future charge is intended to reflect recent experience and trends. The trend analysis is complex and highly subjective. The interpretation of trends requires knowledge of many factors that may or may not be reflective of adverse or favorable developments (e.g., changes in regulatory requirements and changes in reserving methodology). Trends may also be impacted by changes in safety programs or claims handling practices. If the trends suggest that the frequency or severity of claims incurred has changed, the Company might be required to record increases or decreases in expenses for self-insurance liabilities. An actuarial evaluation completed in the second quarter of 2009, covering a majority of the Company’s self-insurance reserves, showed net favorable developments in reserves for general liability, California workers’ compensation and workers’

compensation outside of California. These favorable developments resulted in a $1.0 million reduction of the Company’s self-insurance reserves in the three months ended April 30, 2009 and has been recorded in the Corporate division. The actuarial evaluation completed in the second quarter of 2008, excluding claims acquired from OneSource as of January 31, 2008, resulted in a $7.2 million reduction of the Company’s self-insurance reserves during the three months ended April 30, 2008.
     Due to the weak economic climate, the Company continues to experience some reductions in the level and scope of services provided to its customer base. Despite the weak economic climate, operating profit increased in the Janitorial and Parking divisions during the three months ended April 30, 2009 compared to the three months ended April 30, 2008. Operating profit decreased in the Security and Engineering divisions during the three months ended April 30, 2009 compared to the three months ended April 30, 2008. However, operating profit increased in all the divisions during the six months ended April 30, 2009 compared to the six months ended April 30, 2008. In general, these increases in operating profit were attributable to the Company’s ability to maintain acceptable gross profit margins and operating profit, primarily from the realization of synergies from the OneSource acquisition and the reduction of less profitable customer contracts. Achieving the desired levels of revenues and profitability in the future will depend on the Company’s ability to retain and attract, at acceptable profit margins, more customers than it loses, to pass on cost increases to customers, and to keep overall costs low to remain competitive, particularly against privately-owned facility services companies that typically have a lower cost advantage.
Liquidity and Capital Resources

	April 30,	October 31,
(in thousands)	2009	2008	Change

Cash and cash equivalents	$—	$710	$(710)
Working capital	$260,292	$273,980	$(13,688)

	Six Months Ended April 30,
(in thousands)	2009	2008	Change

Net cash provided by operating activities	$67,202	$21,138	$46,064
Net cash used in investing activities	$(8,114)	$(436,642)	$428,528
Net cash (used in) provided by financing activities	$(59,798)	$296,717	$(356,515)
     Cash provided by operations and financing activities has historically been used for meeting working capital requirements, financing capital expenditures and acquisitions, and paying cash dividends. As of April 30, 2009, the Company’s cash and cash equivalents balance was zero. The decrease in cash is principally due to the timing of net borrowings under the Company’s line of credit and payments made on vendor invoices. Available credit under the line of credit was $149.5 million as of April 30, 2009.
     The Company believes that the cash generated from operations and amounts available under its $450.0 million line of credit will be sufficient to meet the Company’s cash requirements for the long-term, except to the extent cash is required for significant acquisitions, if any.
     Working Capital. Working capital decreased by $13.7 million to $260.3 million at April 30, 2009 from $274.0 million at October 31, 2008. Excluding the effects of discontinued operations, working capital increased by $6.7 million to $256.3 million at April 30, 2009 from $249.6 million at October 31, 2008. The increase was primarily due to: (a) a $9.6 million decrease in insurance claims liabilities, (b) a $8.8 million increase in prepaid income taxes and (c) a $6.1 million decrease in trade accounts payable. The favorable impact of these items was partially offset by: (a) a $7.9 million decrease in deferred income taxes, net, primarily due to the utilization of the acquired OneSource deferred tax assets during the six months ended April 30, 2009 and (b) a $5.6 million decrease in trade accounts receivable, net. Trade accounts receivable that were over 90 days past due were $46.6 million and $47.3 million at April 30, 2009 and October 31, 2008, respectively.
     Cash Flows from Operating Activities. Net cash provided by operating activities was $67.2 million for the six months ended April 30, 2009, compared to $21.1 million for the six months ended April 30, 2008. The increase in cash flows from operating activities of $46.1 million is due to: (a) an increase in net income of $9.6 million in the six months ended April 30, 2009 as compared to the six months ended April 30, 2008, (b) a $19.3 million increase in net cash provided by discontinued operating activities, primarily due to accounts receivable collections during the six months ended April 30, 2009 and (c) a $14.4 million increase in deferred income taxes primarily due to the utilization of the acquired OneSource deferred tax assets during the six months ended April 30, 2009. Net cash provided by discontinued operating activities was $22.9 million for the six months ended April 30, 2009 compared to $3.6 million for the six months ended April 30, 2008.
     Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended April 30, 2009 was $8.1 million, compared to $436.6 million for the six months ended April 30, 2008. The decrease was primarily due to the $390.5 million and $24.4 million paid for OneSource and the remaining 50% of the equity of Southern Management, respectively, in the six months ended April 30, 2008. No significant cash flows were provided by discontinued investing activities for the six months ended April 30, 2009 and 2008.
     Cash Flows from Financing Activities. Net cash used in financing activities was $59.8 million for the six months ended April 30, 2009, compared to net cash provided by of $296.7 million for the six months ended April 30, 2008. In the six months ended April 30, 2008, the Company’s net borrowings of $301.5 million from the Company’s line of credit were primarily due to the acquisition of OneSource and the purchase of the remaining 50% of the equity of Southern Management Company. During the six months ended April 30, 2009 the Company paid down $48.0 million under the line of credit. No cash flows were provided by discontinued financing activities for the six months ended April 30, 2009 and 2008.
     Line of Credit. In connection with the acquisition of OneSource, ABM entered into a $450.0 million five year syndicated line of credit that is scheduled to expire on November 14, 2012 (the “Facility”). The line of credit is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes.
     As of April 30, 2009, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $182.0 million and $118.5 million, respectively. Available credit under the line of credit was $149.5 million as of April 30, 2009.
     The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness and certain transactions and payments. In addition, the Facility also requires that ABM maintain the following three financial covenants which are described in Note 5, “Line of Credit Facility” to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K/A: (1) a fixed charge coverage ratio; (2) a leverage ratio; and (3) a combined net worth test. The Company was in compliance with all covenants as of April 30, 2009 and expects to be in compliance for the foreseeable future.
     On February 19, 2009, the Company entered into a two-year interest rate swap agreement with a notional amount of $100.0 million, involving the exchange of floating- for fixed-rate interest payments. The Company will receive floating-rate interest payments that offset the LIBOR component of the interest due on $100.0 million of the Company’s floating-rate debt and make fixed-rate interest payments of 1.47% over the life of the interest rate swap. The Company assesses the effectiveness of the Company’s hedging strategy using the method described in Derivatives Implementation Group Statement 133 Implementation Issue No. G9, “Cash Flow Hedges: Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedged Transaction Match in a Cash Flow Hedge.” Accordingly, changes in fair value of the interest rate swap agreement are expected to be offset by changes in the fair value of the underlying debt. As of April 30, 2009, the valuation of the interest rate swap resulted in an adjustment to accumulated other comprehensive loss of $0.8 million ($0.5 million, net of taxes) and the fair value of the interest rate swap of ($0.8) million is included in retirement plans and other on the condensed consolidated balance sheets.

     Additionally, the Company will continue to evaluate whether the creditworthiness of each swap counterparty is such that default on its obligations under the swap is not probable. The Company also assesses whether the LIBOR-based interest payments are probable of being paid under the loan at the inception and, on an ongoing basis (no less than once each quarter), during the life of each hedging relationship.
Commitments and Contingencies
Commitments
     On January 20, 2009, ABM and International Business Machines Corporation (“IBM”), entered into a binding Memorandum of Understanding (the “MOU”) pursuant to which ABM and IBM agreed to: (1) terminate certain services currently provided by IBM to ABM under the Master Professional Services Agreement dated October 1, 2006 (the “Agreement”); (2) transition the terminated services to ABM and/or its designee; (3) resolve certain other disputes arising under the Agreement; and (4) modify certain terms applicable to services that IBM will continue to provide to ABM. In connection with the execution of the MOU, ABM delivered to IBM a formal notice terminating for convenience certain information technology and support services effective immediately (the “Termination”). Notwithstanding the Termination, the MOU contemplated (1) that IBM would assist ABM with the transition of the terminated services to ABM or its designee pursuant to an agreement (the “Transition Agreement”) to be executed by ABM and IBM and (2) the continued provision by IBM of certain data center services. On February 24, 2009, ABM and IBM entered into an amended and restated Agreement, which amends the agreement (the “Amended Agreement”), and the Transition Agreement, which memorializes the termination-related provisions of the MOU as well as other terms related to the transition services. Under the Amended Agreement, the base fee for the provision of the defined data center services is $18.8 million payable over the service term (March 2009 through December 2013) as follows: 2009 - $3.6 million; 2010 - $4.4 million; 2011 - $4.0 million ; 2012 - $3.3 million; 2013 - $3.0 million; and 2014 - $0.5 million.
     In connection with the Termination, ABM has agreed to: (1) reimburse IBM for certain actual employee severance costs, up to a maximum of $0.7 million, provided ABM extends comparable offers of employment to a minimum number of IBM employees; (2) reimburse IBM for certain early termination costs, as defined, including third party termination fees and/or wind down costs totaling approximately $0.4 million associated with software, equipment and/or third party contracts used by IBM in performing the terminated services; and (3) pay IBM fees and expenses for requested transition assistance which are estimated to be approximately $0.4 million. Payments made in connection with the Termination were $0.1 million during the six months ended April 30, 2009.
Contingencies
     The Company is subject to various legal and arbitration proceedings and other contingencies that have arisen in the ordinary course of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, the Company accrues the amount of probable and estimable losses related to such matters. At April 30, 2009, the total amount of probable and estimable losses accrued for legal and other contingencies was $5.2 million. However, the ultimate resolution of legal and arbitration proceedings and other contingencies is always uncertain. If actual losses materially exceed the estimates accrued, the Company’s financial condition and results of operations could be materially adversely affected.
     In November 2008, the Company and its former third party administrator of workers’ compensation claims settled a claim in arbitration for net proceeds of $9.6 million, after legal expenses, related to poor claims management, which amount was received by the Company during January 2009 and was classified as reduction in operating expense in the accompanying condensed consolidated statement of income for the six months ended April 30, 2009.
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

Results of Operations
Three Months Ended April 30, 2009 vs. Three Months Ended April 30, 2008

	Three Months	Three Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	April 30, 2009	April 30, 2008	$	%

Revenues	$855,711	$906,349	$(50,638)	(5.6)%

Expenses
Operating	766,148	806,150	(40,002)	(5.0)%
Selling, general and administrative	64,265	68,936	(4,671)	(6.8)%
Amortization of intangible assets	2,680	2,544	136	5.3%

Total expense	833,093	877,630	(44,537)	(5.1)%

Operating profit	22,618	28,719	(6,101)	(21.2)%
Interest expense	1,313	3,980	(2,667)	(67.0)%

Income from continuing operations before income taxes	21,305	24,739	(3,434)	(13.9)%
Provision for income taxes	8,256	9,437	(1,181)	(12.5)%

Income from continuing operations	13,049	15,302	(2,253)	(14.7)%
Discontinued Operations
Loss from discontinued operations, net of taxes	(272)	(4,230)	3,958	NM *

Net income	$12,777	$11,072	$1,705	15.4%

*	Not meaningful
     Net Income. Net income in the three months ended April 30, 2009 increased by $1.7 million, or 15.4%, to $12.8 million ($0.25 per diluted share) from $11.1 million ($0.22 per diluted share) in the three months ended April 30, 2008. Net income included a loss of $0.3 million and $4.2 million ($0.08 per diluted share) from discontinued operations in the three months ended April 30, 2009 and 2008, respectively.
     Income from continuing operations in the three months ended April 30, 2009 decreased by $2.3 million, or 14.7%, to $13.0 million ($0.25 per diluted share) from $15.3 million ($0.30 per diluted share) in the three months ended April 30, 2008. The decrease was primarily a result of: (a) a $7.2 million reduction in self-insurance reserves relating to prior years recorded in the three months ended April 30, 2008 compared to a $1.0 million reduction in self-insurance reserves recorded in the three months ended April 30, 2009; and (b) a $5.2 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems. The negative impact of these items was partially offset by: (a) a $5.2 million increase in divisional operating profit primarily resulting from realized synergies during the three months ended April 30, 2009 from the continuing integration of OneSource; (b) a $2.7 million decrease in interest expense as a result of a lower average outstanding balance and average interest rate under the Facility in the three months ended April 30, 2009 compared to the three months ended April 30, 2008; (c) a $1.2 million decrease in income taxes; and (d) a $1.0 million decrease in expenses associated with the integration of OneSource’s operations.
     Revenues. Revenues in the three months ended April 30, 2009 decreased $50.6 million, or 5.6%, to $855.7 million from $906.3 million in the three months ended April 30, 2008. The Company and its customers continue to feel the negative impact of the weak economic environment resulting in reductions in the level and scope of services provided to its customers, contract price compression, the reduction of less profitable customer contracts and a decline in the level of tag work as a result of customer discretionary spending. However, approximately $6.8 million, or 13.4%, of the decrease in revenues is due to the reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit.

     Operating Expenses. As a percentage of revenues, gross margin was 10.5% and 11.1% in the three months ended April 30, 2009 and 2008, respectively. The decrease in gross margin percentage was primarily the result of a $7.2 million reduction in self-insurance reserves relating to prior years recorded in the three months ended April 30, 2008 compared to a $1.0 million reduction in self-insurance reserves recorded in the three months ended April 30, 2009
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.7 million, or 6.8%, in the three months ended April 30, 2009 compared to the three months ended April 30, 2008. The decrease in selling, general and administrative expenses is primarily a result of: (a) a $8.5 million decrease in selling, general and administrative costs at the Janitorial division, primarily attributable to the realization of synergies from the OneSource acquisition and general and administrative cost reductions throughout the business; and (b) a $1.0 million decrease in expenses associated with the integration of OneSource’s operations. The positive impact of these items was partially offset by a $5.2 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems.
     Interest Expense. Interest expense in the three months ended April 30, 2009 decreased $2.7 million, or 67.0%, to $1.3 million from $4.0 million in the three months ended April 30, 2008. The decrease was primarily related to a lower average outstanding balance and average interest rate under the Facility in the three months ended April 30, 2009 compared to the three months ended April 30, 2008. The average outstanding balance under the Company’s line of credit was $217.0 million and $310.3 million during the three months ended April 30, 2009 and 2008, respectively.
     Income Taxes. The effective tax rate on income from continuing operations for the three months ended April 30, 2009 was 38.8%, compared to the 38.1% for the three months ended April 30, 2008.
     Discontinued Operations. The Company recorded a loss from discontinued operations of $0.5 million ($0.3 million, net of income tax benefits) for the three months ended April 30, 2009. The losses recorded are due to severance related costs and selling, general and administrative transition costs. The effective tax rate on loss from discontinued operations for the three months ended April 30, 2009 was 40.1%, compared to the 13.1% for the three months ended April 30, 2008.
     Segment Information. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) Janitorial, Parking, Security, and Engineering are reportable segments. In connection with the discontinued operation of the Lighting division, the operating results of Lighting are classified as discontinued operations and, as such, are not reflected in the tables below.
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

	Three Months	Three Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	April 30, 2009	April 30, 2008	$	%

Revenues
Janitorial	$589,344	$625,542	$(36,198)	(5.8)%
Parking	113,347	118,522	(5,175)	(4.4)%
Security	82,403	82,285	118	0.1%
Engineering	70,194	79,346	(9,152)	(11.5)%
Corporate	423	654	(231)	(35.3)%

	$855,711	$906,349	$(50,638)	(5.6)%

Operating profit
Janitorial	$34,894	$29,844	$5,050	16.9%
Parking	4,859	4,364	495	11.3%
Security	1,397	1,473	(76)	(5.2)%
Engineering	4,038	4,286	(248)	(5.8)%
Corporate	(22,570)	(11,248)	(11,322)	100.7%

Operating profit	22,618	28,719	(6,101)	(21.2)%
Interest expense	1,313	3,980	(2,667)	(67.0)%

Income from continuing operations before income taxes	$21,305	$24,739	$(3,434)	(13.9)%

     The results of operations from the Company’s segments for the three months ended April 30, 2009, compared to the three months ended April 30, 2008, are more fully described below.
     Janitorial. Janitorial revenues decreased $36.2 million, or 5.8%, during the three months ended April 30, 2009 compared to the three months ended April 30, 2008. The decrease in revenues is due to reductions in the level and scope of services provided to its customers, contract price compression and a decline in the level of tag work as a result of customer discretionary spending.
     Operating profit increased $5.1 million, or 16.9%, during the three months ended April 30, 2009 compared to the three months ended April 30, 2008. The increase was primarily attributable to the increased realization of synergies from the OneSource acquisition. The synergies were achieved through a reduction of duplicative positions and back office functions, the consolidation of facilities, and reduction of professional fees and other services.
     Parking. Parking revenues decreased $5.2 million, or 4.4%, during the three months ended April 30, 2009 compared to the three months ended April 30, 2008. The decrease was a result of a $6.8 million reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit. The decrease in management reimbursed revenues was offset by a $1.6 million increase in allowance, lease and visitor parking revenues from new customers and an increased level of service to existing customers.
     Operating profit increased $0.5 million, or 11.3%, during the three months ended April 30, 2009 compared to the three months ended April 30, 2008 due to additional profit from the increase in allowance, lease and visitor parking revenues.
     Security. Security revenues increased $0.1 million, or 0.1%, in the three months ended April 30, 2009 compared to the three months ended April 30, 2008. The increase in revenues is due to additional revenues from new customers and the expansion of services to existing customers, partially offset by the loss of customer contracts.
     Operating profit decreased $0.1 million, or 5.2%, in the three months ended April 30, 2009 compared to the three months ended April 30, 2008. The decrease was primarily due to lower margins relating to revenues generated from contracts with new customers and the loss of customer contracts.

     Engineering. Engineering revenues decreased $9.2 million, or 11.5%, during the three months ended April 30, 2009 compared to the three months ended April 30, 2008, primarily due to the loss of customer contracts, primarily those with low gross profit margins.
     Operating profit decreased by $0.2 million, or 5.8%, in the three months ended April 30, 2009 compared to the three months ended April 30, 2008, primarily due to the loss of revenues.
     Corporate. Corporate expense increased $11.3 million, or 100.7%, in the three months ended April 30, 2009 compared to the three months ended April 30, 2008, which was primarily a result of a $7.2 million reduction in self-insurance reserves relating to prior years recorded in the three months ended April 30, 2008 compared to a $1.0 million reduction in self-insurance reserves recorded in the three months ended April 30, 2009; and a $5.2 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems. The negative impact of these items was partially offset by a $1.0 million decrease in expenses associated with the integration of OneSource’s operations.
Results of Operations
Six Months Ended April 30, 2009 vs. Six Months Ended April 30, 2008

	Six Months	Six Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	April 30, 2009	April 30, 2008	$	%

Revenues	$1,743,183	$1,794,141	$(50,958)	(2.8)%

Expenses
Operating	1,553,416	1,610,103	(56,687)	(3.5)%
Selling, general and administrative	135,652	135,378	274	0.2%
Amortization of intangible assets	5,503	4,925	578	11.7%

Total expense	1,694,571	1,750,406	(55,835)	(3.2)%

Operating profit	48,612	43,735	4,877	11.2%
Interest expense	2,981	8,590	(5,609)	(65.3)%

Income from continuing operations before income taxes	45,631	35,145	10,486	29.8%
Provision for income taxes	17,827	13,576	4,251	31.3%

Income from continuing operations	27,804	21,569	6,235	28.9%
Discontinued Operations
Loss from discontinued operations, net of taxes	(810)	(4,133)	3,323	NM*

Net income	$26,994	$17,436	$9,558	54.8%

*	Not meaningful
     Net Income. Net income in the six months ended April 30, 2009 increased by $9.6 million, or 54.8%, to $27.0 million ($0.52 per diluted share) from $17.4 million ($0.34 per diluted share) in the six months ended April 30, 2008. Net income included a loss of $0.8 million ($0.02 per diluted share) and $4.1 million ($0.08 per diluted share) from discontinued operations in the six months ended April 30, 2009 and 2008, respectively.
     Income from continuing operations in the six months ended April 30, 2009 increased by $6.2 million, or 28.9%, to $27.8 million ($0.54 per diluted share) from $21.6 million ($0.42 per diluted share) in the six months ended April 30, 2008. The increase was primarily a result of: (a) an $18.4 million increase in divisional operating profit primarily resulting from realized synergies during the six months ended April 30, 2009 from the continuing integration of OneSource and lower labor expenses resulting from one less working day in the six months ended April 30, 2009 compared to the six months ended April 30, 2008; (b) a $9.6 million net legal settlement received in

January 2009 from the Company’s former third party administrator of workers’s compensation claims related to poor claims management; (c) a $5.6 million decrease in interest expense as a result of a lower average outstanding balance and average interest rate under the Facility in the six months ended April 30, 2009 compared to the six months ended April 30, 2008; and (d) the absence of a $1.5 million charge associated with a legal claim recorded in the six months ended April 30, 2008. The favorable impact of these items was partially offset by: (a) a 12.7 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems; (b) a $7.2 million reduction in self-insurance reserves relating to prior years recorded in the six months ended April 30, 2008 compared to a $1.0 million reduction in self-insurance reserves recorded in the six months ended April 30, 2009; (c) a $4.2 million increase in income taxes; (d) a $2.9 million increase in professional fees; (e) a $1.3 million increase in costs associated with the expansion of the Shared Services Center; and (f) a $1.0 million increase in payroll and payroll related costs primarily due to an increased employee headcount as a result of the relocation of the Company’s corporate headquarters to New York.
     Revenues. Revenues in the six months ended April 30, 2009 decreased $50.9 million, or 2.8%, to $1,743.2 million from $1,794.1 million in the six months ended April 30, 2008. The Company and its customers continue to feel the negative impact of the weak economic environment resulting in reductions in the level and scope of services provided to its customers, contract price compression, the reduction of less profitable customer contracts and a decline in the level of tag work as a result of customer discretionary spending. However, approximately $11.2 million, or 22.0%, of the decrease in revenues is due to the reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit.
     Operating Expenses. As a percentage of revenues, gross margin was 10.9% and 10.3% in the six months ended April 30, 2009 and 2008, respectively. The increase in gross margin percentage was primarily the result of: (a) the net legal settlement received for $9.6 million in January 2009 from the Company’s former third party administrator related to poor claims management; and (b) lower labor expenses resulting from one less working day in the six months ended April 30, 2009 compared to the six months ended April 30, 2008. The favorable impact of these items was offset by a $7.2 million reduction in self-insurance reserves relating to prior years recorded in the six months ended April 30, 2008 compared to a $1.0 million reduction in self-insurance reserves recorded in the six months ended April 30, 2009.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.3 million, or 0.2%, in the six months ended April 30, 2009 compared to the six months ended April 30, 2008. The increase in selling, general and administrative expenses is primarily a result of: (a) a $12.7 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems; (b) a $2.9 million increase in professional fees; and (c) a $1.3 million increase in costs associated with the expansion of the Shared Services Center. The negative impact of these items was partially offset by: (a) a $14.0 million decrease in selling, general and administrative costs in the Janitorial division primarily due to the realization of synergies from the OneSource acquisition and general and administrative cost reductions throughout the business; and (b) a $1.5 million decrease in expenses associated with the integration of OneSource’s operations. The $14.0 million decrease of selling, general and administrative expenses in the Janitorial division includes a $9.1 million reduction in payroll and payroll related costs.
     Interest Expense. Interest expense in the six months ended April 30, 2009 decreased $5.6 million, or 65.3%, to $3.0 million from $8.6 million in the six months ended April 30, 2008. The decrease was primarily related to a lower average outstanding balance and average interest rate under the Facility in the six months ended April 30, 2009 compared to the six months ended April 30, 2008. The average outstanding balance under the Company’s line of credit was $227.0 million and $304.5 million during the six months ended April 30, 2009 and 2008, respectively.
     Income Taxes. The effective tax rate on income from continuing operations for the six months ended April 30, 2009 was 39.1%, compared to the 38.6% for the six months ended April 30, 2008.
     Discontinued Operations. The Company recorded a loss from discontinued operations of $1.3 million ($0.8 million, net of income tax benefits), or $0.02 per diluted share, for the six months ended April 30, 2009. The losses recorded are due to severance related costs and selling, general and administrative transition costs. The effective tax rate on loss from discontinued operations for the six months ended April 30, 2009 was 39.8%, compared to the 11.5% for the six months ended April 30, 2008.
     Segment Information. In accordance with SFAS No. 131, Janitorial, Parking, Security, and Engineering are reportable segments. In connection with the discontinued operation of the Lighting division, the operating results of Lighting are classified as discontinued operations and, as such, are not reflected in the tables below.
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

	Six Months	Six Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	April 30, 2009	April 30, 2008	$	%

Revenues
Janitorial	$1,197,764	$1,231,587	$(33,823)	(2.7)%
Parking	229,016	236,533	(7,517)	(3.2)%
Security	167,986	163,226	4,760	2.9%
Engineering	147,410	161,161	(13,751)	(8.5)%
Corporate	1,007	1,634	(627)	(38.4)%

	$1,743,183	$1,794,141	(50,958)	(2.8)%

Operating profit
Janitorial	$67,205	$50,786	$16,419	32.3%
Parking	9,001	8,253	748	9.1%
Security	3,191	2,865	326	11.4%
Engineering	8,704	7,812	892	11.4%
Corporate	(39,489)	(25,981)	(13,508)	52.0%

Operating profit	48,612	43,735	4,877	11.2%
Interest expense	2,981	8,590	(5,609)	(65.3)%

Income from continuing operations before income taxes	$45,631	$35,145	$10,486	29.8%

     The results of operations from the Company’s segments for the six months ended April 30, 2009, compared to the six months ended April 30, 2008, are more fully described below.
     Janitorial. Janitorial revenues decreased $33.8 million, or 2.7%, during the six months ended April 30, 2009 compared to the six months ended April 30, 2008. The decrease in revenues is due to reductions in the level and scope of services provided to its customers, contract price compression and a decline in the level of tag work as a result of customer discretionary spending.
     Operating profit increased $16.4 million, or 32.3%, during the six months ended April 30, 2009 compared to the six months ended April 30, 2008. The increase was primarily attributable to the increased realization of synergies from the OneSource acquisition. The synergies were achieved through a reduction of duplicative positions and back office functions, the consolidation of facilities, and reduction of professional fees and other services. Additionally, operating profit increased due to lower labor expenses resulting from one less working day in the six months ended April 30, 2009 compared to the six months ended April 30, 2008.

     Parking. Parking revenues decreased $7.5 million, or 3.2%, during the six months ended April 30, 2009 compared to the six months ended April 30, 2008. The decrease was a result of an $11.2 million reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit. The decrease in management reimbursement revenues was offset by a $3.7 million increase in allowance, lease and visitor parking revenues from new customers and an increased level of service to existing customers.
     Operating profit increased $0.7 million, or 9.1%, during the six months ended April 30, 2009 compared to the six months ended April 30, 2008 due to additional profit from the increase in allowance, lease and visitor parking revenues.
     Security. Security revenues increased $4.8 million, or 2.9%, in the six months ended April 30, 2009 compared to the six months ended April 30, 2008. The increase in revenues is due to additional revenues from new customers and the expansion of services to existing customers, partially offset by loss of customer contracts.
     Operating profit increased $0.3 million, or 11.4%, during the six months ended April 30, 2009 compared to the six months ended April 30, 2008 due to an increase in revenues.
     Engineering. Engineering revenues decreased $13.8 million, or 8.5%, during the six months ended April 30, 2009 compared to the six months ended April 30, 2008, primarily due to the loss of customer contracts, primarily those with low gross profit margins, and the effects of one less work day in the six months ended April 30, 2009 compared to the six months ended April 30, 2008.
     Operating profit increased $0.9 million, or 11.4%, in the six months ended April 30, 2009 compared to the six months ended April 30, 2008, primarily due to higher margins generated from contracts with new customers offset by loss of customers contracts.
     Corporate. Corporate expense increased $13.5 million, or 52.0%, in the six months ended April 30, 2009 compared to the six months ended April 30, 2008, which was primarily due to: (a) a $12.7 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems; (b) a $7.2 million reduction in self-insurance reserves relating to prior years recorded in the six months ended April 30, 2008 compared to a $1.0 million reduction in self-insurance reserves recorded in the six months ended April 30, 2009; (c) a $2.9 million increase in professional fees; (d) a $1.3 million increase in costs associated with the expansion of the Shared Services Center; and (e) a $1.0 million increase in payroll and payroll related costs primarily due to an increased employee headcount as a result of the relocation of the Company’s corporate headquarters to New York. The negative impact of these items was partially offset by: (a) a net legal settlement received for $9.6 million in January 2009 related to poor claims management from the Company’s former third party administrator of workers’ compensation claims; and (b) the absence of a $1.5 million charge associated with a legal claim recorded in the six months ended April 30, 2008.
Recently Adopted Accounting Standards
     Effective November 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). The Company has not yet adopted SFAS No. 157 for non-financial assets and liabilities, in accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which defers the effective date of SFAS No. 157 to November 1, 2009, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed on a recurring basis. See Note 13, “Fair Value Measurements”, of the Notes to the Condensed Consolidated Financial Statements contained in Item 1, “Financial Statements” for additional information.
     Effective February 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No.

161”). SFAS No. 161 requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities”, and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. See Note 15, “Line of Credit Facility”, of the Notes to the Condensed Consolidated Financial Statements contained in Item 1, “Financial Statements” for additional information.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 became effective for the Company as of November 1, 2008. As the Company did not elect the fair value option for its financial instruments (other than those already measured at fair value in accordance with SFAS No. 157), the adoption of this standard did not have an impact on its condensed consolidated financial statements.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R. The purpose of issuing the statement was to replace current guidance in SFAS No. 141, “Business Combinations”, to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value and all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. Subsequent to the issuance of SFAS No. 141R, in April 2009 the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. The Company anticipates the adoption of SFAS No. 141R and FSP 141R-1 will have an impact on the way in which business combinations will be accounted for compared to current practice. SFAS No. 141R and FSP 141R-1 will be effective beginning with any business combinations that close in fiscal year 2010.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 will be effective beginning with the quarterly period ending July 31, 2009.
     In April 2009, the FASB issued the following FSP’s: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”), and (iii) FSP SFAS 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107 and APB 28-1”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157, in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. A debt security impairment would be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the securities entire amortized cost basis (even if the entity does not intend to sell). Additionally, the probability standard relating to the collectibility of cash flows is eliminated, and impairment will be considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to in FSP 115-2 as a credit loss). Upon the adoption of FSP 115-2, if a credit loss exists, such credit loss will be recognized in earnings. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. We are currently evaluating the potential impact of these FSP’s which will be effective beginning with the quarterly period ending July 31, 2009.
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”). FSP FAS 132R-1 expands the disclosures set forth in SFAS No. 132R by adding required disclosures about how investment allocation decisions are made by management, major categories of plan assets, and significant concentrations of risk. Additionally, FSP FAS 132R-1 requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS No. 157. FSP FAS 132R-1 intends to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. FSP FAS 132R-1 will be effective beginning in fiscal year 2010. The Company does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 will be effective beginning in fiscal year 2010. The Company is currently evaluating the impact that FSP 142-3 will have on its consolidated financial statements and disclosures.
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
Critical Accounting Policies and Estimates
     The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of the Company’s critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Company’s 2008 Annual Report on Form 10-K/A for the year ended October 31, 2008. Management does not believe that there has been any material changes in the Company’s critical accounting policies and estimates during the six months ended April 30, 2009.

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
     Any number of factors could cause the Company’s actual results to differ materially from those anticipated. These factors include but are not limited to: (1) a slowdown in the Company’s acquisition activity, diversion of management focus from operations as a result of acquisitions or failure to timely realize anticipated cost savings and synergies from acquisitions; (2) further declines in commercial office building occupancy and rental rates relating to a deepening of the current recession; (3) the inability to attract or grow revenues from new customers or loss of customers or financial difficulties or bankruptcy of a major customer or multiple customers; (4) the inability of customers to access the credit markets impacting the Company’s ability to collect receivables; (5) intense competition that lowers revenue or reduces margins; (6) an increase in costs that the Company cannot pass on to customers; (7) functional delays and resource constraints related to the Company’s transition to new information technology systems, the support of multiple concurrent projects relating to these systems and delays in completing such projects; (8) unanticipated costs or service disruptions associated with the transition of certain IT services from IBM to third-party vendors or associated with providing those services internally; (9) disruption in functions affected by the transition to Shared Services Centers; (10) the inability to collect accounts receivable retained by the Company in connection with the sale of its lighting business; (11) changes in estimated claims or in the frequency or severity of claims against the Company, deterioration in claims management, cancellation or non-renewal of the Company’s primary insurance policies or changes in the Company’s customers’ insurance needs; (12) increase in debt service requirements; (13) labor disputes leading to a loss of sales or expense variations; (14) natural disasters or acts of terrorism that disrupt the Company in providing services; (15) events or circumstances that may result in impairment of goodwill recognized on the OneSource or other acquisitions; (16) significant accounting and other control costs that reduce the Company’s profitability; and (17) the unfavorable outcome in one or more of the several class and representative action lawsuits alleging various wage and hour claims or in other litigation. Additional information regarding these and other risks and uncertainties the Company faces is contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2008 and in other reports it files from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.
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
Interest Rate Risk
     The Company’s exposure to interest rate risk relates primarily to its cash equivalents and London Interbank Offered Rate (LIBOR) and Interbank Offered Rate (IBOR) based borrowings under the $450.0 million five year syndicated line of credit that expires on November 14, 2012. At April 30, 2009, outstanding LIBOR and IBOR based borrowings of $182.0 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 60 days, the line of credit facility the Company has in place will continue to allow it to borrow against the line of credit until November 14,

2012, subject to the terms of the credit facility. The Company anticipates borrowing similar amounts for periods of one week to three months. If interest rates increase 1% and the loan balance remains at $182.0 million, the impact on the Company’s results of operations for the remainder of 2009 would be approximately $0.9 million of additional interest expense, or $0.4 million net of the effects of the interest rate swap agreement.
     On February 19, 2009, the Company entered into a two-year interest rate swap agreement with a notional amount of $100.0 million, involving the exchange of floating- for fixed-rate interest payments. The Company will receive floating-rate interest payments that offset the LIBOR component of the interest due on $100.0 million of the Company’s floating-rate debt and make fixed-rate interest payments of 1.47% over the life of the interest rate swap. The Company assesses the effectiveness of the Company’s hedging strategy using the method described in Derivatives Implementation Group Statement 133 Implementation Issue No. G9, “Cash Flow Hedges: Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedged Transaction Match in a Cash Flow Hedge.” Accordingly, changes in fair value of the interest rate swap agreement are expected to be offset by changes in the fair value of the underlying debt. As of April 30, 2009, the valuation of the interest rate swap resulted in an adjustment to accumulated other comprehensive loss of $0.8 million ($0.5 million, net of taxes) and the fair value of the interest rate swap of ($0.8) million is included in other non-current liabilities on the condensed consolidated balance sheets.
     As of April 30, 2009, the Company held investments in auction rate securities from five different issuers. The Company continues to receive the scheduled interest payments from the issuers of the securities. During the first quarter of 2009, one issuer provided a notice of default. This default was cured on March 10, 2009 and all subsequent interest payments have been made by the issuer since that date. The scheduled interest and principal payments of that security are guaranteed by a U.K. financial guarantee insurance company, which made the guaranteed interest payments as scheduled during the first quarter of 2009. As of April 30, 2009, the Company had $19.5 million in auction rate securities. For the six months ended April 30, 2009, unrealized income of $0.3 million, net of taxes, was charged to accumulated other comprehensive loss as a result of the increase in the fair value of the Company’s auction rate securities. (See Note 14, “Auction Rate Securities” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1, “Condensed Consolidated Financial Statements.”) The Company intends and believes it has the ability to hold these securities until the value recovers or the securities mature. Based on the Company’s ability to access its cash, its expected operating cash flows, and other sources of cash, the Company does not anticipate that the lack of liquidity of these investments will affect the Company’s ability to operate its business in the ordinary course. The unrealized income is included in accumulated other comprehensive loss as the total change in value is deemed to be temporary due primarily to the Company’s ability and intent to hold these securities long enough to recover its investments. The Company continues to monitor the market for auction rate securities and considers its impact (if any) on the fair market value of its investments. If the current market conditions continue, or the anticipated recovery in market values does not occur, the Company may be required to record additional unrealized losses or record an impairment charge in subsequent quarters in 2009.
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
     b. Changes in Internal Control Over Financial Reporting. The Company is continuing to migrate its financial and payroll systems to a new consolidated financial and payroll platform as part of an on-going development of these systems which is expected to continue through fiscal year 2009.
     Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various claims and legal proceedings of a nature considered normal to its business, as well as, from time to time, in additional matters. The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. There were no material developments during the quarter ended April 30, 2009 to the litigation previously disclosed by the Company in its Annual Report on Form 10-K/A.
Item 1A. Risk Factors
     There were no material changes to the risk factors identified in the Annual Report on Form 10-K/A for the year ended October 31, 2008, in response to Item 1A, Risk Factors, to Part I of the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 1, 2004, the Company acquired substantially all of the operating assets of Sentinel Guard Systems (“Sentinel”), a Los Angeles-based company, from Tracerton Enterprises, Inc. The initial purchase price was $5.3 million, which included a payment of $3.5 million in shares of ABM’s common stock, the assumption of liabilities totaling approximately $1.7 million and $0.1 million of professional fees. Additional consideration includes contingent payments, based on achieving certain revenue and profitability targets over the three-year period beginning November 1, 2005, payable in shares of ABM’s common stock. On April 1, 2009, ABM issued 55,940 shares of ABM’s common stock as part of the post-closing consideration based on the performance of Sentinel for the year ended October 31, 2008. The estimated value of the shares was approximately $1.2 million, valued at the market price average over the year of performance. The issuance of the securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and were issued to the sole shareholder of Tracerton Enterprises, Inc. which is an “accredited investor” as that term is defined in Rule 501 of Regulation D under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders was held on March 3, 2009.

(b)	The following directors were elected by a vote of stockholders, each to serve for a term ending at the annual meeting of stockholder in the year 2012: Linda Chavez and Henrik C. Slipsager.

The following directors remained in office: Dan T. Bane, Luke S. Helms, Maryellen C. Herringer, Anthony G. Fernandes, Henry L. Kotkins, Jr. and William S. Steele.

(c)	The following matters were voted upon at the meeting:
(1)	Proposal 1- Election of Directors

Nominee	For	Withheld

Linda Chavez	38,693,464	8,529,276
Henrik C. Slipsager	39,949,376	7,273,364
(2)	Proposal 2-Ratification of KPMG LLP as Independent Registered Public Accounting Firm

For	Against	Abstentions	Broker Non-Votes

46,672,374	497,391	52,975	0
(3)	Proposal 3-Approval of amendments to the 2006 Equity Incentive Plan

For	Against	Abstentions	Broker Non-Votes

32,147,071	8,232,993	398,924	6,443,752
Item 5. Other Information
None.
Item 6. Exhibits
     (a) Exhibits
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

ABM Industries Incorporated
June 5, 2009	/s/ James S. Lusk
James S. Lusk
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 5, 2009	/s/ Joseph F. Yospe
Joseph F. Yospe
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)