Form 10-Q
period 2009-07-31
ABM INDUSTRIES INC /DE/
filed 2009-09-03
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2009

Common Stock, $0.01 par value per share	51,577,619 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
FORM 10-Q
For the quarterly period ended July 31, 2009

PART I. FINANCIAL INFORMATION
Article I. Item 1. Financial Statements
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(in thousands, except share amounts)	2009	2008
	(Unaudited)	(Note 1)
ASSETS

Current assets
Cash and cash equivalents	$23,573	$26,741
Trade accounts receivable, net of allowances of $11,907 and $12,466 at July 31, 2009 and October 31, 2008, respectively	470,545	473,263
Prepaid income taxes	15,151	7,097
Current assets of discontinued operations	16,780	34,508
Prepaid expenses and other	58,981	57,011
Deferred income taxes, net	55,392	57,463
Insurance recoverables	4,817	5,017

Total current assets	645,239	661,100

Non-current assets of discontinued operations	5,846	11,205
Insurance deposits	42,506	42,506
Other investments and long-term receivables	5,524	4,470
Deferred income taxes, net	72,512	88,704
Insurance recoverables	67,300	66,600
Other assets	31,182	23,310
Investments in auction rate securities	19,655	19,031
Property, plant and equipment, net of accumulated depreciation of $87,328 and $85,377 at July 31, 2009 and October 31, 2008, respectively	59,438	61,067
Other intangible assets, net of accumulated amortization of $40,910 and $32,571 at July 31, 2009 and October 31, 2008, respectively	63,084	62,179
Goodwill	548,978	535,772

Total assets	$1,561,264	$1,575,944

(Continued)
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(in thousands, except share amounts)	2009	2008
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$87,511	$104,930
Accrued liabilities
Compensation	93,032	88,951
Taxes — other than income	19,638	20,270
Insurance claims	84,500	84,272
Other	78,013	76,590
Income taxes payable	4,504	2,025
Current liabilities of discontinued operations	12,316	10,082

Total current liabilities	379,514	387,120

Income taxes payable	14,369	15,793
Line of credit	196,000	230,000
Retirement plans and other	37,754	37,095
Insurance claims	259,010	261,885

Total liabilities	886,647	931,893

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,489,797 and 57,992,072 shares issued at July 31, 2009 and October 31, 2008, respectively	515	581
Additional paid-in capital	172,003	284,094
Accumulated other comprehensive loss, net of tax	(2,076)	(3,422)
Retained earnings	504,175	485,136
Treasury stock (7,028,500 shares at October 31, 2008)	—	(122,338)

Total stockholders’ equity	674,617	644,051

Total liabilities and stockholders’ equity	$1,561,264	$1,575,944

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	July 31		July 31
(in thousands, except per share data)	2009	2008 (Note 10)	2009	2008 (Note 10)
	(Unaudited)

Revenues	$870,635	$923,667	$2,613,818	$2,717,808

Expenses
Operating	782,449	818,887	2,335,865	2,428,989
Selling, general and administrative	64,736	72,317	200,388	207,694
Amortization of intangible assets	2,952	2,518	8,455	7,443

Total expenses	850,137	893,722	2,544,708	2,644,126

Operating profit	20,498	29,945	69,110	73,682
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	3,575	—	3,575	—
Impairments recognized in other comprehensive income	(2,009)	—	(2,009)	—
Interest expense	1,472	3,338	4,453	11,928

Income from continuing operations before income taxes	17,460	26,607	63,091	61,754
Provision for income taxes	5,060	10,263	22,887	23,839

Income from continuing operations	12,400	16,344	40,204	37,915
(Loss) income from discontinued operations, net of taxes	(124)	68	(934)	(4,065)

Net income	$12,276	$16,412	$39,270	$33,850

Net income per common share — Basic
Income from continuing operations	$0.24	$0.32	$0.79	$0.75
Loss from discontinued operations	—	—	(0.02)	(0.08)

Net Income	$0.24	$0.32	$0.77	$0.67

Net income per common share — Diluted
Income from continuing operations	$0.24	$0.32	$0.78	$0.74
Loss from discontinued operations	—	—	(0.02)	(0.08)

Net Income	$0.24	$0.32	$0.76	$0.66

Weighted-average common and common equivalent shares outstanding
Basic	51,471	50,653	51,294	50,388
Diluted	51,937	51,650	51,653	51,278

Dividends declared per common share	$0.130	$0.125	$0.390	$0.375
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 31
(in thousands)	2009	2008 (Note 1)
	(Unaudited)
Cash flows from operating activities:
Net income	$39,270	$33,850
Loss from discontinued operations, net of taxes	(934)	(4,065)

Income from continuing operations	40,204	37,915
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization of intangible assets	23,871	18,100
Deferred income taxes	19,792	8,812
Share-based compensation expense	5,557	5,357
Provision for bad debt	3,291	2,254
Discount accretion on insurance claims	936	1,501
Auction rate security credit loss impairment	1,566	—
Loss on sale of assets	(948)	(2)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable, net	(4,705)	(39,497)
Inventories	129	(101)
Prepaid expenses and other current assets	(4,383)	4,822
Insurance recoverables	(500)	2,200
Other assets and long-term receivables	(3,882)	(1,676)
Income taxes payable	(7,314)	2,998
Retirement plans and other non-current liabilities	(60)	(4,947)
Insurance claims payable	(4,002)	(10,010)
Trade accounts payable and other accrued liabilities	(16,916)	3,224

Total adjustments	12,432	(6,965)

Net cash provided by continuing operating activities	52,636	30,950
Net cash provided by discontinued operating activities	23,829	5,883

Net cash provided by operating activities	76,465	36,833

Cash flows from investing activities:
Additions to property, plant and equipment	(15,160)	(27,278)
Proceeds from sale of assets	2,730	2,274
Purchase of businesses	(19,863)	(421,986)

Net cash used in continuing investing activities	(32,293)	(446,990)
Net cash provided by discontinued investing activities	—	174

Net cash used in investing activities	(32,293)	(446,816)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	3,206	12,985
Dividends paid	(20,007)	(18,901)
Borrowings from line of credit	525,000	658,500
Repayment of borrowings from line of credit	(559,000)	(373,500)
Changes in book cash overdrafts	3,461	7,776

Net cash (used in) provided by financing activities	(47,340)	286,860

Net decrease in cash and cash equivalents	(3,168)	(123,123)
Cash and cash equivalents at beginning of period	26,741	147,717

Cash and cash equivalents at end of period	$23,573	$24,594

(Continued)
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 31
(in thousands)	2009	2008 (Note 1)
	(Unaudited)
Supplemental Data:
Cash paid for income taxes, net of refunds received	$10,270	$9,603
Tax effect from exercise of options	(769)	1,408
Cash received from exercise of options	3,975	11,577
Interest paid on line of credit	$3,869	$10,163

Non-cash investing activities:
Common stock issued for business acquired	$1,198	$621

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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in ABM’s condensed consolidated financial statements and the accompanying notes. These estimates are based on information available as of the date of these financial statements. The current economic environment and its potential effect on the Company’s customers have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are normal and recurring, necessary to fairly state the information for each period contained therein. The results of operations for the three and nine months ended July 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
In preparing the accompanying condensed consolidated financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure through September 3, 2009, which is the date the accompanying condensed consolidated financial statements were issued.

Immaterial Correction
The accompanying condensed consolidated balance sheet as of October 31, 2008, and the condensed consolidated statements of cash flows for the nine months ended July 31, 2008, corrects the cash presentation related to offsetting of positive and negative book cash balances. The effects of the corrections are presented in the following table:

	October 31, 2008
	As Previously	As
(in thousands)	Reported	Corrected

Cash and cash equivalents	$710	$26,741
Trade accounts payable	$70,034	$104,930
Other accrued liabilities	$85,455	$76,590

	Nine Months Ended
	July 31, 2008
	As Previously	As
(in thousands)	Reported	Corrected

Net cash provided by financing activities	$279,084	$286,860
The correction had no impact on the Company’s previously reported earnings for any period.
For the purposes of the accompanying condensed consolidated statements of cash flows, the Company presents the change in cash book overdrafts (i.e., negative cash balances that have not been presented for payment by the bank) within cash flows from financing activities.
2. Recently Adopted Accounting Pronouncements
Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). The Company has not yet adopted SFAS No. 157 for non-financial assets and liabilities, in accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which defers the effective date of SFAS No. 157 to November 1, 2009, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. See Note 13, “Fair Value Measurements” for the required disclosures.
Effective February 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. See Note 15, “Line of Credit Facility” for the required disclosures.
Effective May 1, 2009, the Company adopted FSP SFAS 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 require quarterly disclosures for financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. See Note 13, “Fair Value Measurements” for the required disclosures.
Effective May 1, 2009, the Company adopted FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and 124-2”). FSP SFAS 115-2 and 124-2 significantly change the existing other-than-temporary impairment model for debt securities. It also modifies the presentation of other-than-temporary impairment losses and increase the frequency of and expands required disclosures about other-than-temporary impairment for debt and equity securities. See Note 14, “Auction Rate Securities” for additional information and the required disclosures.

Effective May 1, 2009, the Company adopted FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidelines for estimating fair value in accordance with SFAS No. 157. See Note 13, “Fair Value Measurements” for additional information.
Effective July 31, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. See Note 1, “Basis of Presentation” for additional information.
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
3. Insurance
The Company periodically evaluates its estimated claim costs and liabilities and accrues self-insurance reserves to its best estimate three times during the fiscal year. Management also monitors new claims and claim development to assess appropriate levels of insurance reserves. The self-insurance reserves are intended to reflect recent experience and trends. The trend analysis is complex and highly subjective. The interpretation of trends requires knowledge of many factors that may or may not be reflective of adverse or favorable developments (e.g., changes in regulatory requirements and changes in reserving methodology). Trends may also be impacted by changes in safety programs or claims handling practices. If the trends suggest that the frequency or severity of claims incurred has changed, the Company might be required to record increases or decreases in expenses for self-insurance liabilities.
Actuarial evaluations (using claims data as of January 31, 2009 and May 31, 2009), covering the majority of the Company’s self-insurance reserves related to prior years and excluding the claims acquired from OneSource Services, Inc. (“OneSource”), resulted in a $3.5 million increase in the self-insurance reserves recorded in the three and nine months ended July 31, 2009. The comparative prior year actuarial evaluations (using claims data as of January 31, 2008 and May 31, 2008), covering the majority of the Company’s self-insurance reserves related to prior years and excluding claims acquired from OneSource (the evaluation of the claims for OneSource were completed during the three months ended October 31, 2008), resulting in a $7.6 million and a $14.8 million decrease in the self-insurance reserves for the three and nine months ended July 31, 2008, respectively. These adjustments have been recorded in the Corporate division for all periods presented.
The Company’s reported self-insurance reserves include liabilities in excess of its self-insurance retention limits and the Company records the corresponding receivables for amounts expected to be recovered from the insurance provider. At July 31, 2009, there were $84.5 million and $259.0 million recorded in current and non-current insurance claims liabilities including amounts in excess of self-insurance retention limits, respectively, on the condensed consolidated balance sheet. Additionally, insurance recoverables of $4.8 million and $67.3 million were recorded as current and non-current insurance recoverables, respectively, on the condensed consolidated balance sheet as of July 31, 2009.

4. Net Income per Common Share
Basic net income per common share is calculated as net income divided by the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed exercise and conversion of certain stock options, restricted stock units and performance shares. The calculation of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
	July 31		July 31
(in thousands, except per share data)	2009	2008	2009	2008

Income from continuing operations	$12,400	$16,344	$40,204	$37,915
(Loss) income from discontinued operations, net of taxes	(124)	68	(934)	(4,065)

Net income	$12,276	$16,412	$39,270	$33,850

Weighted-average common shares outstanding — Basic	51,471	50,653	51,294	50,388
Effect of dilutive securities:
Stock options	216	718	161	675
Restricted stock units	198	191	153	144
Performance shares	52	88	45	71

Weighted-average common shares outstanding — Diluted	51,937	51,650	51,653	51,278

Net income per common share
Basic	$0.24	$0.32	$0.77	$0.67
Diluted	$0.24	$0.32	$0.76	$0.66
The diluted net income per common share excludes certain stock options and restricted stock units since the effect of including these stock options and restricted stock units would have been anti-dilutive as follows:

	Three Months Ended		Nine Months Ended
	July 31		July 31
(in thousands)	2009	2008	2009	2008

Stock options	1,857	474	2,470	829
Restricted stock units	282	26	268	121
5. Share-Based Compensation Plans
Share-based compensation expense was $2.1 million and $2.0 million for the three months ended July 31, 2009 and 2008, respectively, and $5.6 million and $5.4 million for the nine months ended July 31, 2009 and 2008, respectively. The share-based compensation expense is recorded in selling, general and administrative expenses. The Company estimates its forfeiture rates based on historical data and adjusts the expected forfeiture rates annually or as needed. During the three months ended January 31, 2009, the Company adjusted its estimated forfeiture rate to align with expected forfeitures and the effect of such adjustment was immaterial. No other adjustments to the forfeiture rate were made in the nine months ended July 31, 2009.
The following grants were approved by the Company’s Compensation Committee on January 12, 2009: 120,364 stock options, 184,525 restricted stock units and 119,977 performance shares, each under the terms of the Company’s 2006 Equity Incentive Plan, as amended. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option valuation model. The assumptions used in the option valuation model for the stock options granted on January 12, 2009 were: (1) expected life from date of grant of 5.7 years; (2) expected stock price volatility of 35.23%; (3) expected dividend yield of 2.49% and (4) a risk-free interest rate of 1.65%. The fair value of options granted was $4.82 per share. No other significant share-based grants were made under the Company’s 2006 Equity Incentive Plan, as amended, during the nine months ended July 31, 2009.

6. Treasury Stock
On March 2, 2009, the Company retired 7,028,500 shares of treasury stock.
7. Comprehensive Income
The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended		Nine Months Ended
	July 31		July 31
(in thousands)	2009	2008	2009	2008

Net income	$12,276	$16,412	$39,270	$33,850
Other comprehensive income (loss):
Unrealized gains (losses) on auction rate securities, net of taxes of $56 and $245 for the three and nine months ended July 31, 2009, respectively	87	(420)	379	(1,302)
Reclass adjustment for credit losses recognized in earnings, net of taxes of $617 for the three and nine months ended July 31, 2009	949	—	949	—
Unrealized gain (loss) on interest rate swap agreement, net of taxes	29	—	(437)	—
Foreign currency translation, net of taxes	427	(96)	495	(193)
Actuarial (loss) gain — adjustments to pension & other post-retirement plans, net of taxes	(14)	6	(40)	14

Comprehensive income	$13,754	$15,902	$40,616	$32,369

8. Acquisitions
Effective May 1, 2009, the Company acquired certain assets (primarily customer contracts and relationships) of Control Building Services, Inc., Control Engineering Services, Inc., and TTF, Inc., for $15.1 million in cash, which includes direct acquisition costs of $0.1 million, plus additional consideration of up to $1.6 million, payable in three equal installments of $0.5 million, contingent upon the achievement of certain revenue targets during the three year period commencing on May 1, 2009. The acquisition closed on May 8, 2009 and was accounted for under the purchase method of accounting. The acquisition expands ABM’s janitorial and engineering service offerings to clients in the Northeast region.
The preliminary purchase price and related allocations are summarized as follows:

(in thousands)
Initial payment	$15,000
Acquisition costs	52

Total cash consideration	$15,052

Allocated to:

Customer contracts and relationships	$9,080
Property, plant, and equipment	407
Goodwill	5,565

$15,052

The acquired customer contracts and relationships will be amortized using the sum-of-the-years-digits method over their useful lives of 12 years, which is consistent with the estimated useful life considerations used in determination of their fair values. Goodwill of $5.6 million were assigned to the Janitorial and Engineering segments in the amounts of $4.4 million and $1.2 million, respectively. Intangible assets were assigned to the Janitorial and Engineering segments in the amounts of $7.2 million and $1.9 million, respectively. Pro forma financial information for this acquisition is not material to the Company’s financial statements. The Company expects to finalize the allocation of the purchase price to assets acquired during the remainder of 2009.

During the three months ended January 31, 2009, the Company further adjusted goodwill related to its acquisition of OneSource by $0.7 million for professional fees, legal reserves for litigation that commenced prior to acquisition, additional workers’ compensation insurance liabilities and certain deferred income taxes.
On November 1, 2004, the Company acquired substantially all of the operating assets of Sentinel Guard Systems (“Sentinel”), a Los Angeles-based company, from Tracerton Enterprises, Inc. for an initial purchase price of $5.3 million and contingent payments, based on achieving certain revenue and profitability targets over the three-year period beginning November 1, 2005, payable in shares of ABM’s common stock. On April 1, 2009, the Company issued 55,940 shares of ABM’s common stock as part of the post-closing consideration based on the performance of Sentinel for the year ended October 31, 2008. The value of these shares was approximately $1.2 million and has been recorded as goodwill. The total purchase price paid to date, including contingent payments, is $7.6 million, and there are no further contingent payments under the agreement.
Total additional consideration during the three months ended July 31, 2009 related to the HealthCare Parking Systems of America, Inc. (“HPSA”) and the Security Services of America, LLC (“SSA”) acquisitions was $4.0 million and $1.1 million, respectively. The additional consideration represents contingent amounts based on financial performance, which has been recorded as goodwill. The total purchase price to date for the HPSA and SSA acquisitions, including contingent payments, were $12.9 million and $42.7 million, respectively.
9. Discontinued Operations
On October 31, 2008, the Company completed the sale of substantially all of the assets of its former Lighting division, excluding accounts receivable and certain other assets and liabilities, to Sylvania Lighting Services Corp (“Sylvania”). The remaining assets and liabilities associated with the Lighting division have been classified as assets and liabilities of discontinued operations for all periods presented. The results of operations of the Lighting division for all periods presented are classified as “(Loss) income from discontinued operations, net of taxes.”
The carrying amounts of the major classes of assets and liabilities of the Lighting division included in discontinued operations are as follows:

	July 31,	October 31,
(in thousands)	2009	2008

Trade accounts receivable, net	$1,356	$21,735
Notes receivable and other	2,378	3,389
Other receivables due from Sylvania (a)	13,046	9,384

Current assets of discontinued operations	16,780	34,508

Long-term notes receivable	1,355	2,985
Other receivables due from Sylvania (a)	4,491	8,220

Non-current assets of discontinued operations	5,846	11,205

Trade accounts payable	991	7,053
Accrued liabilities	350	3,029
Due to Sylvania, net (b)	10,975	—

Current liabilities of discontinued operations	12,316	10,082

(a)
In connection with the sale of the Lighting division, Sylvania acquired certain contracts containing deferred charges. Payments received by Sylvania from customers with respect to the deferred charges for these contracts are paid to the Company.

(b)	Represents net amounts collected on Sylvania’s behalf pursuant to a transition services agreement, which was entered into in connection with the sale of the Lighting division.

The summarized operating results of the Company’s discontinued Lighting division for the three and nine months ended July 31, 2009 and 2008, are as follows:

	Three Months Ended		Nine Months Ended
	July 31		July 31
(in thousands)	2009	2008	2009	2008

Revenues	$33	$25,287	$884	$80,382
Goodwill impairment	—	—	—	4,500
(Loss) income before income taxes	(147)	130	(1,492)	(4,540)
(Benefit) provision for income taxes	(23)	62	(558)	(475)

(Loss) income from discontinued operations, net of taxes	$(124)	$68	$(934)	$(4,065)

The loss from discontinued operations, net of taxes, of $0.1 million and $0.9 million for the three and nine months ended July 31, 2009, respectively, primarily relates to severance related costs and selling, general and administrative transition costs.
10. Parking Revenue Presentation
The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients in accordance with Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Parking revenues related solely to the reimbursement of expenses totaled $57.2 million and $62.7 million for the three months ended July 31, 2009 and 2008, respectively, and $175.0 million and $191.7 million for the nine months ended July 31, 2009 and 2008, respectively. For the three and nine months ended July 31, 2008, the classification of certain parking revenues related to the reimbursement of expenses have been reclassified from amounts previously reported to correct their historical classification.

11. Segment Information
The Company was previously organized into five separate reportable operating segments. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Janitorial, Parking, Security, Engineering and Lighting were reportable segments. In connection with the discontinued operation of the Lighting division (as discussed in Note 9, “Discontinued Operations”), the operating results of Lighting are classified as discontinued operations and, as such, are not reflected in the tables below. Segment revenues and operating profits of the continuing reportable segments (Janitorial, Parking, Security, and Engineering) were as follows:

	Three Months Ended		Nine Months Ended
	July 31		July 31
(in thousands)	2009	2008	2009	2008

Revenues
Janitorial	$595,115	$638,508	$1,792,879	$1,870,096
Parking	114,721	119,814	343,737	356,346
Security	84,501	85,347	252,487	248,573
Engineering	75,782	79,616	223,192	240,777
Corporate	516	382	1,523	2,016

	$870,635	$923,667	$2,613,818	$2,717,808

Operating profit
Janitorial	$35,043	$31,678	$102,248	$82,464
Parking	4,968	5,464	13,969	13,717
Security	2,751	2,068	5,942	4,933
Engineering	4,857	5,523	13,561	13,335
Corporate	(27,121)	(14,788)	(66,610)	(40,767)

Operating profit	20,498	29,945	69,110	73,682
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	3,575	—	3,575	—
Impairments recognized in other comprehensive income	(2,009)	—	(2,009)	—
Interest expense	1,472	3,338	4,453	11,928

Income from continuing operations before income taxes	$17,460	$26,607	$63,091	$61,754

Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years, severance costs associated with the integration of OneSource’s operations into the Janitorial segment, the Company’s share-based compensation costs, the completion of the corporate move to New York, and certain information technology costs.
12. Commitments and Contingencies
Commitments
On January 20, 2009, ABM and International Business Machines Corporation (“IBM”), entered into a binding Memorandum of Understanding (the “MOU”), pursuant to which ABM and IBM agreed to: (1) terminate certain services then provided by IBM to ABM under the Master Professional Services Agreement dated October 1, 2006 (the “Agreement”); (2) transition the terminated services to ABM and/or its designee; (3) resolve certain other disputes arising under the Agreement; and (4) modify certain terms applicable to services that IBM will continue to provide to ABM. In connection with the execution of the MOU, ABM delivered to IBM a formal notice terminating for convenience certain information technology and support services effective immediately (the “Termination”). Notwithstanding the Termination, the MOU contemplated (1) that IBM would assist ABM with the transition of the terminated services to ABM or its designee pursuant to an agreement (the “Transition Agreement”) to be executed by ABM and IBM and (2) the continued provision by IBM of certain data center services. On February 24, 2009, ABM and IBM entered into an amended and restated agreement, which amends the Agreement (the “Amended Agreement”), and the Transition Agreement, which memorializes the termination-related provisions of the MOU as well as other terms related to the transition services. Under the Amended Agreement, the base fee for the provision of the defined data center services is $18.8 million payable over the service term (March 2009 through December 2013) as follows: 2009 — $3.6 million; 2010 — $4.4 million; 2011 — $4.0 million ; 2012 — $3.3 million; 2013 — $3.0 million; and 2014 — $0.5 million.

In connection with the Termination, ABM has agreed to: (1) reimburse IBM for certain actual employee severance costs, up to a maximum of $0.7 million, provided ABM extends comparable offers of employment to a minimum number of IBM employees; (2) reimburse IBM for certain early termination costs, as defined, including third party termination fees and/or wind down costs totaling approximately $0.4 million associated with software, equipment and/or third party contracts used by IBM in performing the terminated services; and (3) pay IBM fees and expenses for requested transition assistance which are estimated to be approximately $0.4 million. Payments made in connection with the Termination were $0.4 million during the nine months ended July 31, 2009.
Contingencies
The Company is subject to various legal and arbitration proceedings and other contingencies that arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company accrues the amount of probable and estimable losses related to such matters. At July 31, 2009, the total amount of probable and estimable losses accrued for legal and other contingencies was $4.9 million. However, the ultimate resolution of legal and arbitration proceedings and other contingencies is always uncertain. If actual losses materially exceed the estimates accrued, the Company’s financial condition and results of operations could be materially adversely affected.
In November 2008, the Company and its former third party administrator of workers’ compensation claims settled a claim in arbitration for net proceeds of $9.6 million, after legal expenses, related to poor claims management, which amount was received by the Company during January 2009. This amount was classified as a reduction in operating expenses in the accompanying condensed consolidated statement of income for the nine months ended July 31, 2009. This settlement was recorded in the Corporate division.
13. Fair Value Measurements
SFAS No. 157 defines and establishes a framework for measuring fair value. Under SFAS No. 157, fair value is determined based on inputs or assumptions that market participants would use in pricing an asset or a liability. These assumptions consist of (1) observable inputs — market data obtained from independent sources, or (2) unobservable inputs — market data determined using the company’s own assumptions about valuation. SFAS No. 157 establishes a hierarchy to prioritize the inputs to valuation techniques, with the highest priority being given to Level 1 inputs and the lowest priority to Level 3 inputs, as described below:
Level 1 — Quoted prices for identical instruments in active markets;
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets; and
Level 3 — Unobservable inputs.
FSP SFAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and a change in valuation technique or the use of multiple valuation techniques may be appropriate. The adoption of FSP SFAS 157-4 did not have an impact on the fair value of the Company’s financial assets and liabilities.

Financial assets and liabilities measured at fair value on a recurring basis are summarized in the table below:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in thousands)	July 31, 2009	Level 1	Level 2	Level 3

Assets
Assets held in deferred compensation plan (a)	$5,915	$5,915	$—	$—
Investment in auction rate securities (b)	19,655	—	—	19,655

Total assets	$25,570	$5,915	$—	$19,655

Liabilities
Interest rate swap (c)	$(720)	$—	$(720)	$—

Total liabilities	$(720)	$—	$(720)	$—

(a)	The fair value of the assets held in the deferred compensation plan is based on quoted market prices.

(b)	The fair value of the investments in auction rate securities is based on discounted cash flow valuation models, primarily utilizing unobservable inputs. See Note 14, “Auction Rate Securities”.

(c)
The fair value of the interest rate swap is estimated based on the difference between the present value of expected cash flows calculated at the contracted interest rates and at the current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. See Note 15, “Line of Credit Facility”.

See Note 14 “Auction Rate Securities” for a reconciliation of assets measured at fair value using significant unobservable level 3 inputs.
Other Financial Assets and Liabilities
Due to the short-term maturities of the Company’s cash, cash equivalents, receivables, payables, and current assets and liabilities of discontinued operations, the carrying value of these financial instruments approximates their fair market values. Due to the variable interest rates, the fair value of the outstanding borrowings under the Company’s $450.0 million line of credit approximates its carrying value of $196.0 million. The carrying value of the receivables included in non-current assets of discontinued operations of $5.8 million approximated fair market value.
Other financial instruments of $1.4 million included in other investments and long-term receivables have no quoted market prices and, accordingly, a reasonable estimate of fair value could not be made without incurring excessive costs.
14. Auction Rate Securities
As of July 31, 2009, the Company held investments in auction rate securities from five different issuers having an original principal amount of $5.0 million each (aggregating $25.0 million). At July 31, 2009 and October 31, 2008, the estimated fair value of these securities, in total, was approximately $19.7 million and $19.0 million, respectively. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the U.S. credit markets, auctions for these securities began to fail commencing in August 2007 and have continued to fail since then.

The Company continues to receive the scheduled interest payments from the issuers of the securities. During the first quarter of 2009, one issuer provided a notice of default. This default was cured on March 10, 2009 and all subsequent interest payments have been made by the issuer since that date. The scheduled interest and principal payments of that security are guaranteed by a U.K. financial guarantee insurance company, which made the guaranteed interest payments as scheduled during the first quarter of 2009. At July 31, 2009, a rating agency downgraded its rating of this issuer to below investment grade. The remaining four securities are rated investment grade by rating agencies.
The Company estimates the fair values of auction rate securities it holds utilizing a discounted cash flow model, which considers, among other factors, assumptions about: (1) the underlying collateral; (2) credit risks associated with the issuer; (3) contractual maturity; (4) credit enhancements associated with any financial insurance guarantee, if any; and (5) assumptions about when, if ever, the security might be re-financed by the issuer or have a successful auction (presently assumed to be approximately 4 to 8 years). Since there can be no assurance that auctions for these securities will be successful in the near future, the Company has classified its auction rate securities as long-term investments.
FSP SFAS 115-2 and 124-2 has modified the factors the Company uses to determine if impairments are other-than-temporary. The Company’s determination of whether impairments of its auction rate securities are other-than-temporary is based on an evaluation of several factors, circumstances and known or reasonably supportable trends including, but not limited to: (1) the Company’s intent to not sell the securities; (2) the Company’s assessment that it is not more likely than not that the Company will be required to sell the securities before recovering its costs; (3) expected defaults; (4) the decline in ratings for the auction rate securities or the underlying collateral; (5) the rating of the associated guarantor (where applicable); (6) the nature and value of the underlying collateral expected to service the investment; (7) actual historical performance of the security in servicing its obligations; and (8) actuarial experience of the underlying re-insurance arrangement (where applicable) which in certain circumstances may have preferential rights to the underlying collateral.
Based on the Company’s analysis of the above factors, the Company identified an other-than-temporary impairment of $3.6 million for the security whose rating was recently downgraded to below investment grade, of which a credit loss of $1.6 million was recognized in earnings with a corresponding reduction in the cost basis of that security during the three months ended July 31, 2009. The credit loss was based upon the difference between the present value of the expected cash flows to be collected and its amortized cost basis. Significant assumptions used in estimating the credit loss include: (1) default rates (which were based on published historical default rates of similar securities and consideration of current market trends) and (2) an expected term of 8 years (which represents the Company’s view of when market efficiency for that security may be restored). Adverse changes in any of these factors above could result in further material declines in fair value and additional other-than-temporary impairments in the future.
The cumulative other-than-temporary impairment (“OTTI”) related to credit losses recognized in earnings for the three and nine months ended July 31, 2009 is as follows:

	Beginning balance of				Ending balance
	OTTI credit losses	Additions for		Reductions for	of the amount
	recognized for the	the amount	Additional	increases in	related to credit
	auction rate	related to	increases to the	cash flows	losses held at
	security held at the	credit loss for	amount related	expected to be	the end of the
	beginning of the	which OTTI	to credit loss for	collected that are	period for which
	period for which a	was not	which an OTTI	recognized over	a portion of OTTI
	portion of OTTI was	previously	was previously	the remaining life	was recognized
(in thousands)	recognized in OCI	recognized	recognized	of the security	in OCI
OTTI credit loss recognized for auction rate security	$—	$1,566	$—	$—	$1,566
As of July 31, 2009 and October 31, 2008, unrealized losses of $3.8 million ($2.3 million net of tax) and $6.0 million ($3.6 million net of tax) were recorded in accumulated other comprehensive loss, respectively.

The following table provides the changes in the cost basis and fair value of the Company’s auction rate securities for the nine months ended July 31, 2009:

		Fair Value
(in thousands)	Cost Basis	(Level 3)

Balance at November 1, 2008	$25,000	$19,031
Unrealized gains	—	2,547
Unrealized losses	—	(1,923)
Other-than-temporary credit loss recognized in earnings	(1,566)	—

Balance at July 31, 2009	$23,434	$19,655

15. Line of Credit Facility
In connection with the acquisition of OneSource, ABM entered into a $450.0 million five year syndicated line of credit that is scheduled to expire on November 14, 2012 (the “Facility”). The line of credit is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes.
As of July 31, 2009, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $196.0 million and $118.6 million, respectively. Available credit under the line of credit was $135.4 million as of July 31, 2009.
The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness and certain transactions and payments. In addition, the Facility also requires that ABM maintain the following three financial covenants which are described in Note 5, “Line of Credit Facility”, to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K/A: (1) a fixed charge coverage ratio; (2) a leverage ratio; and (3) a combined net worth test. The Company was in compliance with all covenants as of July 31, 2009 and expects to be in compliance in the foreseeable future.
On February 19, 2009, the Company entered into a two-year interest rate swap agreement with a notional amount of $100.0 million, involving the exchange of floating- for fixed-rate interest payments. The Company will receive 1 month LIBOR floating-rate interest payments that offset the LIBOR component of the interest due on $100.0 million of the Company’s floating-rate debt and make fixed-rate interest payments of 1.47% over the life of the interest rate swap. The Company assesses the effectiveness of the Company’s hedging strategy using the method described in Derivatives Implementation Group Statement 133 Implementation Issue No. G9, “Cash Flow Hedges: Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedged Transaction Match in a Cash Flow Hedge.” Additionally, the Company assesses the creditworthiness of each swap counterparty to determine the possibility of whether the counterparty to the derivative instrument will default by failing to make any contractually required payments as scheduled in the derivative instrument. The Company also assesses whether its LIBOR-based interest payments are probable of being paid under the loan at the inception and, on an ongoing basis (no less than once each quarter), during the life of each hedging relationship.
As of July 31, 2009, the fair value of the interest rate swap was ($0.7) million, which is included in retirement plans and other on the condensed consolidated balance sheets. The effective portion of the cash flow hedges are recorded as accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet and reclassified into interest expense, net in the Company’s condensed consolidated statements of income in the same period during which the hedged transaction affects earnings. Any ineffective portions of the cash flow hedges are recorded immediately to interest expense, net. No ineffectiveness existed at July 31, 2009, therefore the amount included in accumulated other comprehensive loss was ($0.7) million ($0.4 million, net of taxes).

16. Income Taxes
As of July 31, 2009, the Company had $99.7 million of unrecognized tax benefits, of which $1.4 million, if recognized, would affect its effective tax rate. The remainder of the balance, if recognized prior to the Company’s planned adoption of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) on November 1, 2009, would be recorded as an adjustment to goodwill and would not impact the effective tax rate but would impact the payment of cash to the taxing authorities. The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of July 31, 2009, the Company had accrued interest related to uncertain tax positions of $0.6 million on the Company’s balance sheet. During the nine months ended July 31, 2009, the unrecognized tax benefit decreased by $18.2 million due to adjustments related to certain acquired tax positions. The Company has recorded $2.2 million of the unrecognized tax benefits as a current liability.
The effective tax rate on income from continuing operations for the three and nine months ended July 31, 2009 was 29.0% and 36.3%, respectively, compared to the 38.6% for the three and nine months ended July 31, 2008. The effective tax rate for the three and nine months ended July 31, 2009 includes non-recurring tax benefits of $1.7 million and $1.5 million, respectively.
The Company’s major tax jurisdiction is the United States and its U.S. federal income tax return has been examined by the tax authorities through October 31, 2004. The Company primarily does business in all fifty states, significantly in California, Texas and New York. In major state jurisdictions, the tax years after 2004 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by the states of Minnesota, Arizona, Massachusetts, New Jersey, Utah and the commonwealth of Puerto Rico.
17. Benefit Plans
The components of net periodic benefit cost of the Company’s defined benefit plans and the post-retirement benefit plan, including participants associated with continuing operations, for the three and nine months ended July 31, 2009 and 2008, were as follows:

	Three Months Ended		Nine Months Ended
	July 31		July 31
(in thousands)	2009	2008	2009	2008
Defined Benefit Plans
Service cost	$11	$12	$32	$36
Interest	203	183	600	599
Expected return on plan assets	(80)	(73)	(240)	(259)
Amortization of actuarial loss	29	167	86	487

Net expense	$163	$289	$478	$863

Post-Retirement Benefit Plan
Service cost	$3	$5	$9	$14
Interest	69	58	207	174
Amortization of actuarial gain	(51)	(27)	(153)	(79)

Net expense	$21	$36	$63	$109

18. Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R. The purpose of issuing the statement was to replace current guidance in SFAS No. 141, “Business Combinations”, to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value and all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. Subsequent to the issuance of SFAS No. 141R, in April 2009 the FASB issued FSP SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141R-1”). FSP SFAS 141R-1 amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP SFAS 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. The Company anticipates the adoption of SFAS No. 141R and FSP SFAS 141R-1 will have an impact on the way in which business combinations will be accounted for compared to current practice. SFAS No. 141R and FSP SFAS 141R-1 will be effective beginning with any business combinations that close in fiscal year 2010.

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
In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations,” and other U.S. generally accepted accounting principles. FSP SFAS 142-3 will be effective beginning in fiscal year 2010. The Company anticipates the adoption of FSP SFAS 142-3 will have an impact on the way in which the useful lives of intangible assets acquired in a business combination under SFAS No. 141R will be determined compared to current practice, if renewal or extension terms are apparent.
In December 2008, the FASB issued FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132R-1”). FSP SFAS 132R-1 expands the disclosures set forth in SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106” by adding required disclosures about how investment allocation decisions are made by management, major categories of plan assets, and significant concentrations of risk. Additionally, FSP SFAS 132R-1 requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS No. 157. FSP SFAS 132R-1 intends to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. FSP SFAS 132R-1 will be effective beginning in fiscal year 2010. The adoption of FSP SFAS 132R-1 will not have an impact on the Company’s consolidated financial position or results of operations as it only amends the required disclosures.
In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). All existing accounting standard documents are superseded and all other accounting literature not included in the Codification will be considered non-authoritative. SFAS No. 168 will be effective beginning with the Company’s annual report ending October 31, 2009. The adoption of SFAS No. 168 will not have an impact on the Company’s consolidated financial statements as it only amends the referencing to existing accounting standards.

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
Overview and Executive Summary
The Company provides janitorial, parking, security and engineering services for thousands of commercial, industrial, institutional and retail facilities in hundreds of cities primarily throughout the United States. The Company was reincorporated in Delaware on March 19, 1985 as the successor to a business founded in California in 1909.
On November 14, 2007, the Company acquired OneSource Services, Inc. (“OneSource”), a janitorial facility services company for $365.0 million, which was paid by a combination of current cash and borrowings from the Company’s line of credit. The acquisition was accounted for using the purchase method of accounting. In 2008, the Company realized approximately $29.8 million of synergies in connection with this acquisition, before giving effect to the costs to achieve these synergies. The synergies were achieved primarily through a reduction in duplicative positions and back office functions, the consolidation of facilities, and the reduction of professional fees and other services. The synergies were fully implemented in January 2009. The Company realized $34.5 million of synergies in the nine months ended July 31, 2009 and expects to realize approximately $46.0 million of synergies in the full year ended 2009, before giving effect to the costs to achieve these synergies.
On October 31, 2008, the Company completed the sale of substantially all of the assets of the Company’s Lighting division, excluding accounts receivable and certain other assets and liabilities, to Sylvania Lighting Services Corp. The remaining assets and liabilities associated with the Lighting division have been classified as assets and liabilities of discontinued operations for all periods presented. The results of operations of the Lighting division for all periods presented are classified as “(Loss) income from discontinued operations, net of taxes.”
Effective May 1, 2009, the Company acquired certain assets (primarily customer contracts and relationships) of Control Building Services, Inc., Control Engineering Services, Inc., and TTF, Inc. (“Control acquisition”), for $15.1 million in cash, which includes direct acquisition costs of $0.1 million, plus additional consideration of up to $1.6 million, payable in three equal installments of $0.5 million, contingent upon the achievement of certain revenue targets during the three year period commencing on May 1, 2009. The acquisition closed on May 8, 2009 and was accounted for under the purchase method of accounting. The acquisition expands ABM’s janitorial and engineering service offerings to clients in the Northeast region. The Company expects to finalize the allocation of the purchase price to assets acquired during the remainder of 2009.
Revenues have historically been the major source of cash for the Company, while payroll expenses, which are substantially related to revenues, have been the largest use of cash. The Company’s revenues at its Janitorial, Security and Engineering divisions are substantially based on the performance of labor-intensive services at contractually specified prices. Revenues generated by the Parking division relate to parking and transportation services, which are less labor-intensive. In addition to services defined within the scope of customer contracts, the Janitorial division also generates revenues from extra services (or tags) such as additional cleaning requirements, including flood cleanup services and snow removal, which generally provide higher margins. The Company’s revenues are primarily impacted by the ability to retain and attract customers, the addition of industrial customers, commercial occupancy rates, air travel levels, tourism and transportation needs at colleges and universities.

The Company’s management views operating cash flows as a good indicator of financial strength. Strong operating cash flows provide opportunities for growth both internally and through acquisitions. Cash flows from operating activities, including cash flows from discontinued operating activities, increased by $39.6 million for the nine months ended July 31, 2009, compared to the nine months ended July 31, 2008. Net cash provided by discontinued operating activities increased $17.9 million for the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. Operating cash flows primarily depend on revenue levels, the timing of collections and payments to suppliers and other vendors, the quality of receivables, and the magnitude of self-insured claims. The Company’s trade accounts receivable, net, balance was $470.5 million at July 31, 2009. Trade accounts receivable that were over 90 days past due increased $1.0 million to $48.3 million at July 31, 2009 compared to October 31, 2008.
The Company periodically evaluates its estimated claim costs and liabilities and accrues self-insurance reserves to its best estimate three times during the fiscal year. Management also monitors new claims and claim development to assess appropriate levels of insurance reserves. The self-insurance reserves are intended to reflect recent experience and trends. The trend analysis is complex and highly subjective. The interpretation of trends requires knowledge of many factors that may or may not be reflective of adverse or favorable developments (e.g., changes in regulatory requirements and changes in reserving methodology). Trends may also be impacted by changes in safety programs or claims handling practices. If the trends suggest that the frequency or severity of claims incurred has changed, the Company might be required to record increases or decreases in expenses for self-insurance liabilities. Actuarial evaluations (using claims data as of January 31, 2009 and May 31, 2009), covering the majority of the Company’s self-insurance reserves related to prior years and excluding the claims acquired from OneSource, resulted in a $3.5 million increase in the self-insurance reserves recorded in the three and nine months ended July 31, 2009. The comparative prior year actuarial evaluations (using claims data as of January 31, 2008 and May 31, 2008), covering the majority of the Company’s self-insurance reserves related to prior years and excluding claims acquired from OneSource (the evaluation of the claims for OneSource were completed during the three months ended October 31, 2008), resulting in a $7.6 million and a $14.8 million decrease in the self-insurance reserves for the three and nine months ended July 31, 2008, respectively. These adjustments have been recorded in the Corporate division for all periods presented.
The following is an executive summary for the three and nine months ended July 31, 2009:
•	Revenues decreased 5.7% and 3.8% in the three and nine months ended July 31, 2009, respectively, compared to the three and nine months ended July 31, 2008;
•	Operating profit, excluding the Corporate segment, increased 6.5% and 18.6% in the three and nine months ended July 31, 2009, respectively, compared to the three and nine months ended July 31, 2008;
•
Net income decreased 25.2% to $12.3 million ($0.24 per diluted share) and increased 16.0% to $39.3 million ($0.76 per diluted share) in the three and nine months ended July 31, 2009, respectively, compared to the three and nine months ended July 31, 2008;

•
Net cash provided by operating activities, including cash flows from discontinued operating activities, increased $39.6 million in the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. Net cash provided by discontinued operating activities increased $17.9 million for the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008;

•
As a result of actuarial evaluations of the Company’s self-insurance reserves related to prior year claims, the self-insurance reserves increased by $3.5 million in the nine months ended July 31, 2009 compared to a $14.8 million reduction in self-insurance reserves related to prior years recorded in the nine months ended July 31, 2008. Accordingly, this resulted in a decrease in income from continuing operations before income taxes of $18.3 million in the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008;

•	A net legal settlement of $9.6 million was received in January 2009 from the Company’s third party administrator related to poor claims management;
•	The Company identified an other-than-temporary impairment related to one of its investments in auction rate securities of $3.6 million, of which $1.6 million was recorded through earnings; and
•	The Board of Directors declared a quarterly cash dividend in the amount of $0.13 per share.

Due to the weak economic climate, the Company continues to experience some reductions in the level and scope of services provided to its customer base, contract price compression and a decline in the level of tag work as a result of decreases in customer discretionary spending. Despite the weak economic climate, operating profit increased in the Janitorial and Security divisions during the three months ended July 31, 2009 compared to the three months ended July 31, 2008. Operating profit decreased in the Parking and Engineering divisions during the three months ended July 31, 2009 compared to the three months ended July 31, 2008. However, operating profit increased in all the divisions during the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. In general, these increases in operating profit were attributable to the Company’s ability to maintain acceptable gross profit margins and operating profits, primarily from aggressive cost control and the reduction of less profitable customer contracts.
Achieving the desired levels of revenues and profitability in the future will depend on the Company’s ability to retain and attract, at acceptable profit margins, more customers than it loses, to pass on cost increases to customers, and to keep overall costs low to remain competitive, particularly against privately-owned facility services companies that typically have a lower cost advantage.
In the short term, the Company will continue to take proactive measures surrounding its customer contracts, including working with existing customers to reduce their monthly expenses to meet their cost pressures. The Company will continue to monitor and in some cases eliminate contracts with customers that are at high risk of bankruptcy or produce low margins and focus resources on work that may generate less revenue, but produce higher margins. In the long term, the Company expects to grow the business through strategic acquisitions and international expansion to respond to the demand for a global provider.
Liquidity and Capital Resources

	July 31,	October 31,
(in thousands)	2009	2008	Change
Cash and cash equivalents	$23,573	$26,741	$(3,168)
Working capital	$265,725	$273,980	$(8,255)

	Nine Months Ended July 31,
(in thousands)	2009	2008	Change
Net cash provided by operating activities	$76,465	$36,833	$39,632
Net cash used in investing activities	$(32,293)	$(446,816)	$414,523
Net cash (used in) provided by financing activities	$(47,340)	$286,860	$(334,200)
As of July 31, 2009, the Company’s cash and cash equivalents balance was $23.6 million. The decrease in cash is principally due to the timing of net borrowings under the Company’s line of credit, collections of accounts receivable and payments made on vendor invoices.
The Company believes that the cash generated from operations and amounts available under its $450.0 million line of credit will be sufficient to meet the Company’s cash requirements for the long-term, except to the extent cash is required for significant acquisitions, if any. Available credit under the line of credit was $135.4 million as of July 31, 2009.
Working Capital. Working capital decreased by $8.3 million to $265.7 million at July 31, 2009 from $274.0 million at October 31, 2008. Excluding the effects of discontinued operations, working capital increased by $11.7 million to $261.3 million at July 31, 2009 from $249.6 million at October 31, 2008. The increase was primarily due to:
•	a $12.3 million decrease in accounts payable and accrued liabilities primarily due to the timing of payments made on vendor invoices;
•	an $8.1 million increase in prepaid income taxes primarily due to the timing of payments and the utilization of OneSource acquired tax assets; and
•	a $2.0 million increase in prepaid expenses and other primarily due to the timing of payments;

partially offset by:
•	a $3.2 million decrease in cash and cash equivalents;
•	a $2.7 million decrease in trade accounts receivable, net, primarily due to the decrease in revenues;
•	a $2.5 million increase in income taxes payable; and
•	a $2.1 million decrease in deferred income taxes, net, primarily due to the utilization of the acquired OneSource deferred tax assets during the nine months ended July 31, 2009.
Trade accounts receivable that were over 90 days past due were $48.3 million and $47.3 million at July 31, 2009 and October 31, 2008, respectively.
Cash Flows from Operating Activities. Net cash provided by operating activities was $76.5 million for the nine months ended July 31, 2009, compared to $36.8 million for the nine months ended July 31, 2008. The increase in cash flows from operating activities of $39.6 million is due to:
•
a $17.9 million increase in net cash provided by discontinued operating activities, primarily due to the collections of accounts receivable during the nine months ended July 31, 2009. Net cash provided by discontinued operating activities was $23.8 million for the nine months ended July 31, 2009 compared to $5.9 million for the nine months ended July 31, 2008;

•	a $11.0 million increase in deferred income taxes primarily due to the utilization of the acquired OneSource deferred tax assets during the nine months ended July 31, 2009; and
•	an increase in net income of $5.4 million in the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008;
partially offset by:
•
a $1.4 million decrease in continuing operating assets and liabilities principally related to changes in trade accounts receivable, net, and the timing of payments for accounts payable and other accrued liabilities.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended July 31, 2009 was $32.3 million, compared to $446.8 million for the nine months ended July 31, 2008. The decrease was primarily due to $15.1 million paid for the Control acquisition in the nine months ended July 31, 2009 as compared to $390.5 million and $24.4 million paid for OneSource and the remaining 50% of the equity of Southern Management, respectively, in the nine months ended July 31, 2008.
No significant cash flows were provided by discontinued investing activities for the nine months ended July 31, 2009 and 2008.
Cash Flows from Financing Activities. Net cash used in financing activities was $47.3 million for the nine months ended July 31, 2009, compared to net cash provided by of $286.9 million for the nine months ended July 31, 2008. In the nine months ended July 31, 2008, the Company’s net borrowings of $285.0 million from the Company’s line of credit were primarily due to the acquisition of OneSource and the purchase of the remaining 50% of the equity of Southern Management Company. During the nine months ended July 31, 2009 the Company paid down $34.0 million on the line of credit.
No cash flows were provided by discontinued financing activities for the nine months ended July 31, 2009 and 2008.
Line of Credit. In connection with the acquisition of OneSource, ABM entered into a $450.0 million five year syndicated line of credit that is scheduled to expire on November 14, 2012 (the “Facility”). The Facility is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes.
As of July 31, 2009, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $196.0 million and $118.6 million, respectively. Available credit under the Facility was $135.4 million as of July 31, 2009.

The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness and certain transactions and payments. In addition, the Facility also requires that ABM maintain the following three financial covenants which are described in Note 5, “Line of Credit Facility”, to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K/A: (1) a fixed charge coverage ratio; (2) a leverage ratio; and (3) a combined net worth test. The Company was in compliance with all covenants as of July 31, 2009 and expects to be in compliance for the foreseeable future.
On February 19, 2009, the Company entered into a two-year interest rate swap agreement with a notional amount of $100.0 million, involving the exchange of floating- for fixed-rate interest payments. The Company will receive 1 month LIBOR floating-rate interest payments that offset the LIBOR component of the interest due on $100.0 million of the Company’s floating-rate debt and make fixed-rate interest payments of 1.47% over the life of the interest rate swap. The Company assesses the effectiveness of the Company’s hedging strategy using the method described in Derivatives Implementation Group Statement 133 Implementation Issue No. G9, “Cash Flow Hedges: Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedged Transaction Match in a Cash Flow Hedge. Additionally, the Company assesses the creditworthiness of each swap counterparty to determine the possibility of whether the counterparty to the derivative instrument will default by failing to make any contractually required payments as scheduled in the derivative instrument. The Company also assesses whether its LIBOR-based interest payments are probable of being paid under the loan at the inception and, on an ongoing basis (no less than once each quarter), during the life of each hedging relationship.
As of July 31, 2009, the fair value of the interest rate swap was ($0.7) million. The effective portion of the cash flow hedges are recorded as accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet and reclassified into interest expense, net in the Company’s condensed consolidated statements of income in the same period during which the hedged transaction affects earnings. Any ineffective portions of the cash flow hedges are recorded immediately to interest expense, net. No ineffectiveness existed at July 31, 2009, therefore the amount included in accumulated other comprehensive loss was ($0.7) million ($0.4 million, net of taxes).

Results of Operations
Three Months Ended July 31, 2009 vs. Three Months Ended July 31, 2008

	Three Months	Three Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	July 31, 2009	July 31, 2008	$	%

Revenues	$870,635	$923,667	$(53,032)	(5.7)%

Expenses
Operating	782,449	818,887	(36,438)	(4.4)%
Selling, general and administrative	64,736	72,317	(7,581)	(10.5)%
Amortization of intangible assets	2,952	2,518	434	17.2%

Total expense	850,137	893,722	(43,585)	(4.9)%

Operating profit	20,498	29,945	(9,447)	(31.5)%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	3,575	—	3,575	NM *
Impairments recognized in other comprehensive income	(2,009)	—	(2,009)	NM *
Interest expense	1,472	3,338	(1,866)	(55.9)%

Income from continuing operations before income taxes	17,460	26,607	(9,147)	(34.4)%
Provision for income taxes	5,060	10,263	(5,203)	(50.7)%

Income from continuing operations	12,400	16,344	(3,944)	(24.1)%
(Loss) income from discontinued operations, net of taxes	(124)	68	(192)	NM *

Net income	$12,276	$16,412	$(4,136)	(25.2)%

*	Not meaningful
Net Income. Net income in the three months ended July 31, 2009 decreased by $4.1 million, or 25.2%, to $12.3 million ($0.24 per diluted share) from $16.4 million ($0.32 per diluted share) in the three months ended July 31, 2008. Net income included a loss of $0.1 million and income of $0.1 million from discontinued operations in the three months ended July 31, 2009 and 2008, respectively.
Income from Continuing Operations. Income from continuing operations in the three months ended July 31, 2009 decreased by $3.9 million, or 24.1%, to $12.4 million ($0.24 per diluted share) from $16.3 million ($0.32 per diluted share) in the three months ended July 31, 2008.
The decrease in income from continuing operations was primarily a result of:
•
a $3.5 million increase in self-insurance reserves related to prior year claims recorded in the three months ended July 31, 2009 compared to a $7.6 million reduction in self-insurance reserves related to prior years recorded in the three months ended July 31, 2008. Accordingly, this resulted in a decrease in income from continuing operations before income taxes of $11.1 million in the three months ended July 31, 2009 compared to the three months ended July 31, 2008;

•	a $1.7 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems; and
•	a $1.6 million credit loss associated with the other-than-temporary impairment of the Company’s investment in auction rate securities;
partially offset by:
•	a $5.2 million decrease in income taxes primarily due to lower taxable income combined with $1.7 million of non-recurring tax benefits;
•	a $2.9 million increase in operating profit, excluding the Corporate segment, primarily resulting from aggressive cost control;

•	a $1.9 million decrease in interest expense as a result of a lower average outstanding balance and average interest rate under the Facility;
•	a $0.6 million decrease in expenses associated with the move of the Company’s headquarters to New York in fiscal year 2008;
•	a $0.5 million decrease in professional fees, net of increases in payroll and payroll related costs associated with in-sourcing these functions; and
•	a $0.4 million decrease in expenses associated with the integration of OneSource’s operations.
Revenues. Revenues in the three months ended July 31, 2009 decreased $53.0 million, or 5.7%, to $870.6 million from $923.7 million in the three months ended July 31, 2008. The Company and its customers continue to feel the negative impact of the weak economic environment resulting in reductions in the level and scope of services provided to its customers, contract price compression, the reduction of less profitable customer contracts and a decline in the level of tag work as a result of decreases in customer discretionary spending. However, approximately $5.5 million, or 10.4%, of the decrease in revenues is due to the reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit.
Operating Expenses. As a percentage of revenues, gross margin was 10.1% and 11.3% in the three months ended July 31, 2009 and 2008, respectively. The decrease in gross margin percentage was primarily the result of a $3.5 million increase in self-insurance reserves related to prior year claims recorded in the three months ended July 31, 2009 compared to a $7.6 million reduction in self-insurance reserves related to prior years recorded in the three months ended July 31, 2008. Accordingly, this resulted in an increase in operating expenses of $11.1 million in the three months ended July 31, 2009 compared to the three months ended July 31, 2008.
Selling General and Administrative Expenses. Selling, general and administrative expenses decreased $7.6 million, or 10.5%, in the three months ended July 31, 2009 compared to the three months ended July 31, 2008.
The decrease in selling, general and administrative expenses is primarily a result of:
•	a $7.8 million decrease in selling, general and administrative costs at the Janitorial division, primarily attributable to aggressive cost control;
•	a $0.6 million decrease in expenses associated with the move of the Company’s headquarters to New York in fiscal year 2008;
•	a $0.5 million decrease in professional fees, net of increases in payroll and payroll related costs associated with in-sourcing these functions; and
•	a $0.4 million decrease in expenses associated with the integration of OneSource’s operations;
partially offset by:
•	a $1.7 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems.
Interest Expense. Interest expense in the three months ended July 31, 2009 decreased $1.9 million, or 55.9%, to $1.5 million from $3.3 million in the three months ended July 31, 2008. The decrease was primarily related to a lower average outstanding balance and average interest rate under the Facility in the three months ended July 31, 2009 compared to the three months ended July 31, 2008. The average outstanding balance under the Company’s line of credit was $205.0 million and $284.7 million during the three months ended July 31, 2009 and 2008, respectively.
Income Taxes. The effective tax rate on income from continuing operations for the three months ended July 31, 2009 was 29.0%, compared to the 38.6% for the three months ended July 31, 2008. The effective tax rate for the three months ended July 31, 2009 includes $1.7 million of non-recurring tax benefits.
Discontinued Operations. The Company recorded a loss from discontinued operations of $0.2 million ($0.1 million, net of income tax benefits) for the three months ended July 31, 2009. The losses recorded are due to severance related costs and selling, general and administrative transition costs. The effective tax rate on discontinued operations for the three months ended July 31, 2009 was 15.9%, compared to the 47.7% for the three months ended July 31, 2008.

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
Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years, severance costs associated with the integration of OneSource’s operations into the Janitorial segment, the Company’s share-based compensation costs, the completion of the corporate move to New York, and certain information technology costs. Segment revenues and operating profits of the continuing reportable segments (Janitorial, Parking, Security, and Engineering) for the three months ended July 31, 2009, compared to the three months ended July 31, 2008, were as follows:

	Three Months	Three Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	July 31, 2009	July 31, 2008	$	%

Revenues
Janitorial	$595,115	$638,508	$(43,393)	(6.8)%
Parking	114,721	119,814	(5,093)	(4.3)%
Security	84,501	85,347	(846)	(1.0)%
Engineering	75,782	79,616	(3,834)	(4.8)%
Corporate	516	382	134	35.1%

	$870,635	$923,667	$(53,032)	(5.7)%

Operating profit
Janitorial	$35,043	$31,678	$3,365	10.6%
Parking	4,968	5,464	(496)	(9.1)%
Security	2,751	2,068	683	33.0%
Engineering	4,857	5,523	(666)	(12.1)%
Corporate	(27,121)	(14,788)	(12,333)	83.4%

Operating profit	20,498	29,945	(9,447)	(31.5)%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	3,575	—	3,575	NM *
Impairments recognized in other comprehensive income	(2,009)	—	(2,009)	NM *
Interest expense	1,472	3,338	(1,866)	(55.9)%

Income from continuing operations before income taxes	$17,460	$26,607	$(9,147)	(34.4)%

*	Not meaningful
The results of operations from the Company’s segments for the three months ended July 31, 2009, compared to the three months ended July 31, 2008, are more fully described below.
Janitorial. Janitorial revenues decreased $43.4 million, or 6.8%, during the three months ended July 31, 2009 compared to the three months ended July 31, 2008. The decrease in revenues is due to reductions in the level and scope of services provided to its customers, contract price compression and a decline in the level of tag work as a result of decreases in customer discretionary spending.
Operating profit increased $3.4 million, or 10.6%, during the three months ended July 31, 2009 compared to the three months ended July 31, 2008. The increase was primarily attributable to aggressive cost control offset by the reduction of revenues.

Parking. Parking revenues decreased $5.1 million, or 4.3%, during the three months ended July 31, 2009 compared to the three months ended July 31, 2008. The decrease was primarily a result of a $5.5 million reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit.
Operating profit decreased $0.5 million, or 9.1%, during the three months ended July 31, 2009 compared to the three months ended July 31, 2008 due to a slight decrease in profit margins.
Security. Security revenues decreased $0.8 million, or 1.0%, during the three months ended July 31, 2009 compared to the three months ended July 31, 2008, primarily due to the loss of customer contracts and reductions in the level of services to existing customers.
Operating profit increased $0.7 million, or 33.0%, in the three months ended July 31, 2009 compared to the three months ended July 31, 2008, primarily due to decreases in discretionary and overhead costs partially offset by the reduction in revenues.
Engineering. Engineering revenues decreased $3.8 million, or 4.8%, during the three months ended July 31, 2009 compared to the three months ended July 31, 2008, primarily due to the loss of customer contracts.
Operating profit decreased by $0.7 million, or 12.1%, in the three months ended July 31, 2009 compared to the three months ended July 31, 2008, primarily due to the loss of revenues.
Corporate. Corporate expense increased $12.3 million, or 83.4%, in the three months ended July 31, 2009 compared to the three months ended July 31, 2008.
The increase in Corporate expense was primarily a result of:
•
a $3.5 million increase in self-insurance reserves related to prior year claims recorded in the three months ended July 31, 2009 compared to a $7.6 million reduction in self-insurance reserves related to prior years recorded in the three months ended July 31, 2008. Accordingly, this resulted in an increase in corporate expenses of $11.1 million in the three months ended July 31, 2009 compared to the three months ended July 31, 2008; and

•	a $1.7 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems;

partially offset by:
•	a $0.6 million decrease in expenses associated with the move of the Company’s headquarters to New York in fiscal year 2008;
•	a $0.5 million decrease in professional fees, net of increases in payroll and payroll related costs associated with in-sourcing these functions; and
•	a $0.4 million decrease in expenses associated with the integration of OneSource’s operations.

Results of Operations
Nine Months Ended July 31, 2009 vs. Nine Months Ended July 31, 2008

	Nine Months	Nine Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	July 31, 2009	July 31, 2008	$	%

Revenues	$2,613,818	$2,717,808	$(103,990)	(3.8)%

Expenses
Operating	2,335,865	2,428,989	(93,124)	(3.8)%
Selling, general and administrative	200,388	207,694	(7,306)	(3.5)%
Amortization of intangible assets	8,455	7,443	1,012	13.6%

Total expense	2,544,708	2,644,126	(99,418)	(3.8)%

Operating profit	69,110	73,682	(4,572)	(6.2)%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	3,575	—	3,575	NM *
Impairments recognized in other comprehensive income	(2,009)	—	(2,009)	NM *
Interest expense	4,453	11,928	(7,475)	(62.7)%

Income from continuing operations before income taxes	63,091	61,754	1,337	2.2%
Provision for income taxes	22,887	23,839	(952)	(4.0)%

Income from continuing operations	40,204	37,915	2,289	6.0%
Loss from discontinued operations, net of taxes	(934)	(4,065)	3,131	NM *

Net income	$39,270	$33,850	$5,420	16.0%

*	Not meaningful
Net Income. Net income in the nine months ended July 31, 2009 increased by $5.4 million, or 16.0%, to $39.3 million ($0.76 per diluted share) from $33.9 million ($0.66 per diluted share) in the nine months ended July 31, 2008. Net income included a loss of $0.9 million ($0.02 per diluted share) and $4.1 million ($0.08 per diluted share) from discontinued operations in the nine months ended July 31, 2009 and 2008, respectively.
Income from Continuing Operations. Income from continuing operations in the nine months ended July 31, 2009 increased by $2.3 million, or 6.0%, to $40.2 million ($0.78 per diluted share) from $37.9 million ($0.74 per diluted share) in the nine months ended July 31, 2008.

The increase in income from continuing operations was primarily a result of :
•	a $21.3 million increase in operating profit, excluding the Corporate segment, primarily resulting from aggressive cost control and lower labor expenses resulting from one less working day;
•	a $9.6 million net legal settlement received in January 2009 from the Company’s former third party administrator of workers’ compensation claims related to poor claims management;
•	a $7.5 million decrease in interest expense as a result of a lower average outstanding balance and average interest rate under the Facility;
•	the absence of a $1.5 million charge associated with a legal claim recorded in the nine months ended July 31, 2008;
•	a $1.9 million decrease in expenses associated with the integration of OneSource’s operations; and
•	a $1.0 million decrease in income taxes primarily due to non-recurring tax benefits of $1.5 million;
partially offset by:
•
a $3.5 million increase in self-insurance reserves related to prior year claims recorded in the nine months ended July 31, 2009 compared to a $14.8 million reduction in self-insurance reserves related to prior years recorded in the nine months ended July 31, 2008. Accordingly, this resulted in a decrease in income from continuing operations before income taxes of $18.3 million in the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008;

•	a $14.4 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems;
•	a $3.4 million increase in professional fees, which includes increases in payroll and payroll related costs associated with in-sourcing these functions;
•	a $1.8 million increase in costs associated with the centralization of certain back office support functions; and
•	a $1.6 million credit loss associated with the other-than-temporary impairment of the Company’s investment in auction rate securities.
Revenues. Revenues in the nine months ended July 31, 2009 decreased $104.0 million, or 3.8%, to $2,613.8 million from $2,717.8 million in the nine months ended July 31, 2008. The Company and its customers continue to feel the negative impact of the weak economic environment resulting in reductions in the level and scope of services provided to its customers, contract price compression, the reduction of less profitable customer contracts and a decline in the level of tag work as a result of decreases in customer discretionary spending. However, approximately $16.7 million, or 16.0%, of the decrease in revenues is due to the reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit.
Operating Expenses. As a percentage of revenues, gross margin was 10.6% in the nine months ended July 31, 2009 and 2008, respectively.
The gross margin percentages are affected by the following:
•
a $3.5 million increase in self-insurance reserves related to prior year claims recorded in the nine months ended July 31, 2009 compared to a $14.8 million reduction in self-insurance reserves related to prior years recorded in the nine months ended July 31, 2008. Accordingly, this resulted in an increase in operating expenses of $18.3 million in the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008; and

•	the net legal settlement received for $9.6 million in January 2009 from the Company’s former third party administrator related to poor claims management .
Selling General and Administrative Expenses. Selling, general and administrative expenses decreased $7.3 million, or 3.5%, in the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008.

The decrease in selling, general and administrative expenses is primarily a result of:
•	a $23.3 million decrease in selling, general and administrative costs at the Janitorial division, primarily attributable to aggressive cost control;
•	a $1.9 million decrease in expenses associated with the integration of OneSource’s operations; and
•	the absence of a $1.5 million charge associated with a legal claim recorded in the nine months ended July 31, 2008;
partially offset by:
•	a $14.4 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems;
•	a $3.4 million increase in professional fees, which includes increases in payroll and payroll related costs associated with in-sourcing these functions; and
•	a $1.8 million increase in costs associated with the centralization of certain back office support functions.
Interest Expense. Interest expense in the nine months ended July 31, 2009 decreased $7.5 million, or 62.7%, to $4.5 million from $11.9 million in the nine months ended July 31, 2008. The decrease was primarily related to a lower average outstanding balance and average interest rate under the Facility in the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. The average outstanding balance under the Company’s line of credit was $219.7 million and $297.9 million during the nine months ended July 31, 2009 and 2008, respectively.
Income Taxes. The effective tax rate on income from continuing operations for the nine months ended July 31, 2009 was 36.3%, compared to the 38.6% for the nine months ended July 31, 2008. The effective tax rate for the nine months ended July 31, 2009 includes $1.5 million of non-recurring tax benefits.
Discontinued Operations. The Company recorded a loss from discontinued operations of $1.5 million ($0.9 million, net of income tax benefits), or $0.02 per diluted share, for the nine months ended July 31, 2009. The losses recorded are due to severance related costs and selling, general and administrative transition costs. The effective tax rate on loss from discontinued operations for the nine months ended July 31, 2009 was 37.4%, compared to the 10.5% for the nine months ended July 31, 2008.
Segment Information. In accordance with SFAS No. 131, Janitorial, Parking, Security, and Engineering are reportable segments. In connection with the discontinued operation of the Lighting division, the operating results of Lighting are classified as discontinued operations and, as such, are not reflected in the tables below.

Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years, severance costs associated with the integration of OneSource’s operations into the Janitorial segment, the Company’s share-based compensation costs, the completion of the corporate move to New York, and certain information technology costs. Segment revenues and operating profits of the continuing reportable segments (Janitorial, Parking, Security, and Engineering) for the nine months ended July 31, 2009, compared to the nine months ended July 31, 2008, were as follows:

	Nine Months	Nine Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	July 31, 2009	July 31, 2008	$	%

Revenues
Janitorial	$1,792,879	$1,870,096	$(77,217)	(4.1)%
Parking	343,737	356,346	(12,609)	(3.5)%
Security	252,487	248,573	3,914	1.6%
Engineering	223,192	240,777	(17,585)	(7.3)%
Corporate	1,523	2,016	(493)	(24.5)%

	$2,613,818	$2,717,808	(103,990)	(3.8)%

Operating profit
Janitorial	$102,248	$82,464	$19,784	24.0%
Parking	13,969	13,717	252	1.8%
Security	5,942	4,933	1,009	20.5%
Engineering	13,561	13,335	226	1.7%
Corporate	(66,610)	(40,767)	(25,843)	63.4%

Operating profit	69,110	73,682	(4,572)	(6.2)%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	3,575	—	3,575	NM *
Impairments recognized in other comprehensive income	(2,009)	—	(2,009)	NM *
Interest expense	4,453	11,928	(7,475)	(62.7)%

Income from continuing operations before income taxes	$63,091	$61,754	$1,337	2.2%

*	Not meaningful
The results of operations from the Company’s segments for the nine months ended July 31, 2009, compared to the nine months ended July 31, 2008, are more fully described below.
Janitorial. Janitorial revenues decreased $77.2 million, or 4.1%, during the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. The decrease in revenues is due to reductions in the level and scope of services provided to its customers, contract price compression and a decline in the level of tag work as a result of decreases in customer discretionary spending.
Operating profit increased $19.8 million, or 24.0%, during the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. The increase was primarily attributable to aggressive cost control and lower labor expenses resulting from one less working day in the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. The positive impact of these items were partially offset by the reduction in revenues.
Parking. Parking revenues decreased $12.6 million, or 3.5%, during the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. The decrease was a result of an $16.7 million reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit. The decrease in management reimbursement revenues was offset by a $4.1 million increase in allowance, lease and visitor parking revenues from new customers and an increased level of service to existing customers.
Operating profit increased $0.3 million, or 1.8%, during the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. The increase was primarily attributable to additional profit from the increase in allowance, lease and visitor parking revenues partially offset by a slight decrease in profit margins.

Security. Security revenues increased $3.9 million, or 1.6%, in the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. The increase in revenues is due to additional revenues from new customers and the expansion of services to existing customers, partially offset by loss of customer contracts.
Operating profit increased $1.0 million, or 20.5%, during the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008 due to an increase in revenues and a decrease in discretionary and overhead costs partially offset by loss of customer contracts.
Engineering. Engineering revenues decreased $17.6 million, or 7.3%, during the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008, primarily due to the loss of customer contracts, primarily those with low gross profit margins, and the effects of one less work day in the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008.
Despite the reduction in revenues, operating profit increased $0.2 million, or 1.7%, in the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008, primarily due to higher margins generated from contracts with new customers and decreases in discretionary and overhead costs.
Corporate. Corporate expense increased $25.8 million, or 63.4%, in the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008.
The increase in Corporate expense was primarily a result of:
•
a $3.5 million increase in self-insurance reserves related to prior year claims recorded in the nine months ended July 31, 2009 compared to a $14.8 million reduction in self-insurance reserves related to prior years recorded in the nine months ended July 31, 2008. Accordingly, this resulted in an increase in corporate expenses of $18.3 million in the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008;

•	a $14.4 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems;
•	a $3.4 million increase in professional fees, which includes increases in payroll and payroll related costs associated with in-sourcing these functions; and
•	a $1.8 million increase in costs associated with the centralization of certain back office support functions;
partially offset by:
•	a $9.6 million net legal settlement received in January 2009 from the Company’s former third party administrator of workers’ compensation claims related to poor claims management;
•	a $1.9 million decrease in expenses associated with the integration of OneSource’s operations; and
•	the absence of a $1.5 million charge associated with a legal claim recorded in the nine months ended July 31, 2008.
Commitments and Contingencies
Commitments
On January 20, 2009, ABM and International Business Machines Corporation (“IBM”), entered into a binding Memorandum of Understanding (the “MOU”) pursuant to which ABM and IBM agreed to: (1) terminate certain services then provided by IBM to ABM under the Master Professional Services Agreement dated October 1, 2006 (the “Agreement”); (2) transition the terminated services to ABM and/or its designee; (3) resolve certain other disputes arising under the Agreement; and (4) modify certain terms applicable to services that IBM will continue to provide to ABM. In connection with the execution of the MOU, ABM delivered to IBM a formal notice terminating for convenience certain information technology and support services effective immediately (the “Termination”). Notwithstanding the Termination, the MOU contemplated (1) that IBM would assist ABM with the transition of the terminated services to ABM or its designee pursuant to an agreement (the “Transition Agreement”) to be executed by ABM and IBM and (2) the continued provision by IBM of certain data center services. On February 24, 2009, ABM and IBM entered into an amended and restated Agreement, which amends the agreement (the “Amended Agreement”), and the Transition Agreement, which memorializes the termination-related provisions of the MOU as well as other terms related to the transition services. Under the Amended Agreement, the base fee for the provision of the defined data center services is $18.8 million payable over the service term (March 2009 through December 2013) as follows: 2009 — $3.6 million; 2010 — $4.4 million; 2011 — $4.0 million ; 2012 — $3.3 million; 2013 — $3.0 million; and 2014 — $0.5 million.

In connection with the Termination, ABM has agreed to: (1) reimburse IBM for certain actual employee severance costs, up to a maximum of $0.7 million, provided ABM extends comparable offers of employment to a minimum number of IBM employees; (2) reimburse IBM for certain early termination costs, as defined, including third party termination fees and/or wind down costs totaling approximately $0.4 million associated with software, equipment and/or third party contracts used by IBM in performing the terminated services; and (3) pay IBM fees and expenses for requested transition assistance which are estimated to be approximately $0.4 million. Payments made in connection with the Termination were $0.4 million during the nine months ended July 31, 2009.
Contingencies
The Company is subject to various legal and arbitration proceedings and other contingencies that arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, the Company accrues the amount of probable and estimable losses related to such matters. At July 31, 2009, the total amount of probable and estimable losses accrued for legal and other contingencies was $4.9 million. However, the ultimate resolution of legal and arbitration proceedings and other contingencies is always uncertain. If actual losses materially exceed the estimates accrued, the Company’s financial condition and results of operations could be materially adversely affected.
In November 2008, the Company and its former third party administrator of workers’ compensation claims settled a claim in arbitration for net proceeds of $9.6 million, after legal expenses, related to poor claims management, which amount was received by the Company during January 2009 and was classified as reduction in operating expense in the accompanying condensed consolidated statement of income for the nine months ended July 31, 2009. This settlement was recorded in the Corporate division.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than the arrangements that are discussed in the Company’s Annual Report on Form 10-K/A for the year ended October 31, 2008.
Accounting Pronouncements
See Note 2, “Recently Adopted Accounting Pronouncements” and Note 18, “Recent Accounting Pronouncements” the Notes to the Condensed Consolidated Financial Statements contained in Item 1, “Financial Statements” for a discussion of recently adopted and recently issued accounting pronouncements.
Critical Accounting Policies and Estimates
The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of the Company’s critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Company’s 2008 Annual Report on Form 10-K/A for the year ended October 31, 2008. Management does not believe that there has been any material changes in the Company’s critical accounting policies and estimates during the nine months ended July 31, 2009.
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

Any number of factors could cause the Company’s actual results to differ materially from those anticipated. These factors include but are not limited to:
•	further declines in commercial office building occupancy and rental rates relating to a deepening of the current recession;
•	the inability to attract or grow revenues from new customers or loss of customers or financial difficulties or bankruptcy of a major customer or multiple customers;
•	the inability of customers to access the credit markets impacting the Company’s ability to collect receivables;
•
a slowdown in the Company’s acquisition activity, diversion of management focus from operations as a result of acquisitions or failure to timely realize anticipated cost savings and synergies from acquisitions;

•	intense competition that lowers revenue or reduces margins;
•	an increase in costs that the Company cannot pass on to customers;
•
functional delays and resource constraints related to the Company’s transition to new information technology systems, the support of multiple concurrent projects relating to these systems and delays in completing such projects;

•	unanticipated costs or service disruptions associated with the transition of certain IT services from IBM to third-party vendors or associated with providing those services internally;
•	disruption in functions affected by the transition to Shared Services Centers;
•	the inability to collect accounts receivable retained by the Company in connection with the sale of its lighting business;
•
changes in estimated claims or in the frequency or severity of claims against the Company, deterioration in claims management, cancellation or non-renewal of the Company’s primary insurance policies or changes in the Company’s customers’ insurance needs;

•	future fluctuations in the fair value of the Company’s investment in auction rate securities that are deemed other-than-temporarily impaired;
•	increase in debt service requirements;
•	labor disputes leading to a loss of sales or expense variations;
•	natural disasters or acts of terrorism that disrupt the Company in providing services;
•	events or circumstances that may result in impairment of goodwill recognized on the OneSource or other acquisitions;
•	significant accounting and other control costs that reduce the Company’s profitability; and
•	the unfavorable outcome in one or more of the several class and representative action lawsuits alleging various wage and hour claims or in other litigation.
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

Interest Rate Risk
The Company’s exposure to interest rate risk relates primarily to its cash equivalents and London Interbank Offered Rate (LIBOR) and Interbank Offered Rate (IBOR) based borrowings under the $450.0 million five year syndicated line of credit that expires on November 14, 2012. At July 31, 2009, outstanding LIBOR and IBOR based borrowings of $196.0 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 60 days, the line of credit facility the Company has in place will continue to allow it to borrow against the line of credit until November 14, 2012, subject to the terms of the credit facility. The Company anticipates borrowing similar amounts for periods of one week to three months. If interest rates increase 1% and the loan balance remains at $196.0 million, the impact on the Company’s results of operations for the remainder of 2009 would be approximately $0.5 million of additional interest expense, or $0.1 million net of the effects of the interest rate swap agreement.
On February 19, 2009, the Company entered into a two-year interest rate swap agreement with a notional amount of $100.0 million, involving the exchange of floating- for fixed-rate interest payments. The Company will receive 1 month LIBOR floating-rate interest payments that offset the LIBOR component of the interest due on $100.0 million of the Company’s floating-rate debt and make fixed-rate interest payments of 1.47% over the life of the interest rate swap. The Company assesses the effectiveness of the Company’s hedging strategy using the method described in Derivatives Implementation Group Statement 133 Implementation Issue No. G9, “Cash Flow Hedges: Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedged Transaction Match in a Cash Flow Hedge.” Additionally, the Company assesses the creditworthiness of each swap counterparty to determine the possibility of whether the counterparty to the derivative instrument will default by failing to make any contractually required payments as scheduled in the derivative instrument. The Company also assesses whether its LIBOR-based interest payments are probable of being paid under the loan at the inception and, on an ongoing basis (no less than once each quarter), during the life of each hedging relationship. As of July 31, 2009, the fair value of the interest rate swap was ($0.7) million. The effective portion of these cash flow hedges are recorded as accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet and reclassified into interest expense, net in the Company’s condensed consolidated statements of income in the same period during which the hedged transaction affects earnings. Any ineffective portions of the cash flow hedges are recorded immediately to interest expense, net. No ineffectiveness existed at July 31, 2009, therefore the amount included in accumulated other comprehensive loss was ($0.7) million ($0.4 million, net of taxes).
As of July 31, 2009, the Company held investments in auction rate securities from five different issuers totaling $19.7 million. The Company continues to receive the scheduled interest payments from the issuers of the securities. During the first quarter of 2009, one issuer provided a notice of default. This default was cured on March 10, 2009 and all subsequent interest payments have been made by the issuer since that date. The scheduled interest and principal payments of that security are guaranteed by a U.K. financial guarantee insurance company, which made the guaranteed interest payments as scheduled during the first quarter of 2009. At July 31, 2009, a rating agency downgraded its rating of this issuer to below investment grade. The remaining four securities are rated investment grade by rating agencies.
For the three months ended July 31, 2009, the Company recognized an other-than-temporary impairment of $3.6 million for the security whose rating was recently downgraded to below investment grade, of which a credit loss of $1.6 million was recognized in earnings (See Note 14, “Auction Rate Securities”, of the Notes to the Condensed Consolidated Financial Statements contained in Item 1, “Financial Statements.”) Based on the Company’s ability to access its cash, its expected operating cash flows, and other sources of cash, the Company does not anticipate that the lack of liquidity of these investments will affect the Company’s ability to operate its business in the ordinary course. The Company continues to monitor the market for auction rate securities and considers its impact (if any) on the fair market value of its investments. If the current market conditions continue, or the anticipated recovery in market values does not occur, the Company may be required to record additional unrealized losses or record an additional impairment charge in the remainder of fiscal year 2009.
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
Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company is a defendant in the following class action or purported class action lawsuits related to alleged violations of federal and/or state wage-and-hour laws:
•
the consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (ACSS) filed July 12, 2005, in the Superior Court of California, Los Angeles County (L.A. Superior Ct.) (the “Augustus case”);

•	the consolidated cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco ( the “Bucio case”);
•	the consolidated cases of Batiz/Heine v. ACSS filed on June 7, 2006, in the U.S. District Court of California, Central District (the “Batiz case”);
•	the consolidated cases of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Ct (the “Diaz case”);
•	Chen v. Ampco System Parking and ABM Industries filed on March 6, 2008, in the U.S. District Court of California, Southern District (the “Chen case”); and
•	Khadera v. American Building Maintenance Co.-West and ABM Industries filed on March 24, 2008, in U.S. District Court of Washington, Western District (the “Khadera case”).
As previously reported, on January 8, 2009, a judge of the California Superior Court certified the Augustus case as a class action. The Company appealed this decision. On May 20, 2009, the appeal was denied.
The named plaintiffs in the lawsuits described above are current or former employees of ABM subsidiaries who allege, among other things, that they were required to work “off the clock,” were not paid for all overtime, were not provided work breaks or other benefits, and/or that they received pay stubs not conforming to state law. In all cases, the plaintiffs generally seek unspecified monetary damages, injunctive relief or both. The Company believes it has meritorious defenses to these claims and intends to continue to vigorously defend itself.

Item 1A. Risk Factors
There have been no material changes to the risk factors identified in the Annual Report on Form 10-K/A for the year ended October 31, 2008, in response to Item 1A, Risk Factors, to Part I of the Annual Report except for the addition of the following risk factor:
Certain fluctuations in the fair value of the Company’s investment in auction rate securities that are deemed other-than-temporarily impaired could negatively impact the Company’s earnings. Any future fluctuation in the fair value of the Company’s investment in auction rate securities that the Company deems temporary, including any recovery of previously unrealized losses, would be recorded to accumulated other comprehensive loss, net of taxes. If at any time in the future a decline in value is deemed other-than-temporarily impaired, the Company will record a charge to earnings for the credit loss portion of the impairment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
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

ABM Industries Incorporated
September 3, 2009	/s/ James S. Lusk
James S. Lusk
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

September 3, 2009	/s/ Joseph F. Yospe
Joseph F. Yospe
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.