Form 10-K
period 2009-10-31
ABM INDUSTRIES INC /DE/
filed 2009-12-22
CIK 771497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended October 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from to

Commission File Number: 1-8929

ABM INDUSTRIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-1369354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No).

551 Fifth Avenue, Suite 300, New York, New York	10176
(Address of principal executive offices)	(Zip Code)

212/297-0200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2009 (the last business day of registrant’s most recently completed second fiscal quarter), non-affiliates of the registrant beneficially owned shares of the registrant’s common stock with an aggregate market value of $803,996,952, computed by reference to the price at which the common stock was last sold.

Number of shares of common stock outstanding as of November 30, 2009: 51,710,364.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABM Industries Incorporated
Form 10-K
For the Fiscal Year Ended October 31, 2009

PART I

ITEM 1.	BUSINESS

ABM Industries Incorporated (“ABM”), through its subsidiaries (collectively, the “Company”) is a leading provider of facility services in the United States. With 2009 revenues in excess of $3.4 billion, the Company provides janitorial, parking, security and engineering services for thousands of commercial, industrial, institutional and retail client facilities in hundreds of cities, primarily throughout the United States. The Company employs over 91,000 people; the vast majority of whom are service employees.

On November 14, 2007, the Company acquired OneSource Services, Inc. (“OneSource”), a provider of outsourced facilities services including janitorial, landscaping, general repair and maintenance and other specialized services for commercial, industrial, institutional and retail client facilities, primarily in the United States, for an aggregate purchase price of $390.5 million. OneSource’s operations are included in the Janitorial segment since the date of its acquisition.

On October 31, 2008, the Company completed the sale of substantially all of the assets of its Lighting segment, excluding accounts receivable and certain other assets, to Sylvania Lighting Services Corp (“Sylvania.”) for approximately $34.0 million in cash, which included certain adjustments and payment to the Company of $0.6 million pursuant to a transition services agreement. Sylvania assumed certain liabilities under certain contracts and leases relating to the period after the closing. The remaining assets and liabilities associated with the Lighting segment have been classified as assets and liabilities of discontinued operations for all periods presented. The results of operations of the Lighting segment for all periods presented are classified as “(Loss) income from discontinued operations, net of taxes.”

The Company was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909. The Company’s corporate headquarters are located at 551 Fifth Avenue, Suite 300, New York, New York 10176. The telephone number is (212) 297-0200. The Company’s website is www.abm.com. Through the “SEC Filings” link on the Investor Relations section of the Company’s website, the following filings and amendments to those filings are made available free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: (1) Annual Reports on Form 10-K, (2) Quarterly Reports on Form 10-Q, (3) Current Reports on Form 8-K, (4) Proxy Statements, and (5) filings by the Company’s directors and executive officers under Section 16(a) of the Securities Exchange Act of 1934. The Company’s Corporate Governance Guidelines, Code of Business Conduct and the charters of its Audit, Compensation and Governance Committees are available through the “Governance” link on the Investor Relations section of the Company’s website and are also available in print, free of charge, to those who request them. Information contained on the Company’s website shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K.

Segment Information

The Company conducts business through a number of subsidiaries, which are grouped into four segments based on the nature of the business operations. At October 31, 2009 the four reportable segments were:

•	Janitorial
•	Parking
•	Security
•	Engineering

The business activities of the Company by reportable segment are more fully described below.

■ Janitorial.  Certain of the Company’s subsidiaries provide a wide range of essential janitorial services for clients, primarily throughout the United States, in a variety of facilities, including commercial office buildings, industrial buildings, retail stores, shopping centers, warehouses, airport terminals, health facilities and educational institutions, stadiums and arenas, and government buildings. These services include, among other things, floor cleaning and finishing, window washing, furniture polishing, carpet cleaning and dusting, and other building cleaning services. The Company’s Janitorial subsidiaries operate in all 50 states. The Company’s Janitorial business operates under thousands of individually negotiated building maintenance contracts, most of which are obtained by competitive bidding. These arrangements include “fixed price” agreements, “cost-plus” agreements and “tag” (extra service) work. Fixed price arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term. A variation of a fixed price arrangement is a square-foot arrangement, under which monthly billings are fixed based on the vacant square footage serviced. Cost-plus arrangements are agreements in which the clients reimburse the Company for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges and other expenses associated with the contracted work, plus a profit percentage. Tag work generally represents supplemental services requested by clients outside of the standard contract terms. Examples are clean up after tenant moves, construction clean up and snow removal. Tag work generally produces higher margins. Profit margins on contracts tend to be inversely proportional to the size of the contract, as large-scale contracts tend to be more competitively priced than small or standalone agreements. The majority of the Company’s Janitorial contracts are for one to three year periods and contain automatic renewal clauses, but are subject to termination by either party after 30 to 90 days’ written notice.

■ Parking.  Certain of the Company’s subsidiaries provide parking and transportation services operating through 26 offices in 35 states and the District of Columbia. The Company operates parking lots and garages including, but not limited to, facilities at airports in the following cities: Austin, Texas; Dallas/Ft. Worth, Texas; Honolulu, Hawaii; Minneapolis/St. Paul, Minnesota; Omaha, Nebraska; Orlando, Florida; San Jose, California; Tampa, Florida; and Toronto, Canada. The Company also provides shuttle bus services at 14 airports. Nearly all contracts are obtained by competitive bidding. There are three types of arrangements for parking services: managed locations, leased locations, and allowance locations. Under the management arrangements, the Company manages the underlying parking facility for the owner in exchange for a management fee. Management contract terms are generally from one to three years, and often can be terminated without cause upon 30 days’ notice and may also contain renewal clauses. The Company passes through revenues and expenses from managed locations to the facility owner under the terms and conditions of the management contract. Under leased location arrangements, the Company leases these parking facilities from the owner and are responsible for a majority of the operating expenses incurred. The Company retains all revenues from monthly and transient parkers and pays rent to the owner per the terms and conditions of the lease. The lease terms generally range from one to five years and provide for payment of a fixed amount of rent plus a percentage of revenues. The leases usually contain renewal options and may be terminated by the owner for various reasons, including development of the real estate. Leases which expire may continue on a month-to-month basis. Under allowance arrangements, the Company is paid a fixed or hourly fee to provide parking services. The Company is then responsible for the agreed upon operating expenses based on the agreement terms. Allowance contract terms are generally from one to three years, and often can be terminated without cause upon 30 days’ notice and may also contain renewal clauses. The Company continues to improve parking operations through the increased use of technology, including enhancements to the SCORE4 proprietary revenue control software, implementation of the Company’s client access software ABM4WD.com, and on-line payment software.

■ Security.  Certain of the Company’s subsidiaries provide security services to a wide range of businesses. The Company’s Security subsidiaries operate from 50 offices in 34 states and the District of Columbia. Security services include staffing of security officers, mobile patrol services, investigative services, electronic monitoring of fire, life safety systems and access control devices, and security consulting services. Clients served include Class “A” High rise, Commercial, Industrial, Retail, Medical, Petro-chemical, and residential facilities. Security Staffing, or “Guarding” is the provision of dedicated security officers to a client facility. This component is the core of the security business and represents the largest portion of its revenues. Mobile Patrol is the use of roving security officers in vehicles that serve multiple locations and customers across a pre-defined geographic area. Investigative Services includes white collar crime investigation, undercover operations, and background screening services. Electronic monitoring is primarily achieved through the subsidiary’s partnership with a major systems integrator. The revenues for Security are generally based on actual hours of service at contractually specified rates. In some cases, flat monthly billing or single rate billing is used, especially in the case of Mobile Patrol and Investigative Services. The majority of Security contracts are for one year periods and generally contain automatic renewal clauses, but are subject to termination by either party after 30 to 90 days’ written notice. Nearly all Security contracts are obtained by competitive bidding. The Company has benefited from the implementation of AuditMatic® reporting and incident tracking software and various technology offerings, and was awarded The Homeland Security Safety Act Certification.

■ Engineering.  Certain of the Company’s subsidiaries provide client facilities with on-site engineers to operate and maintain mechanical, electrical and plumbing systems utilizing, in part, computerized maintenance management systems. The Company’s Engineering subsidiaries maintain national ISO 9000 Certification (“ISO”) in 9 branches operating in 36 states and the District of Columbia. ISO is a family of standards for quality management comprised of a rigorous set of guidelines and good business practices against which companies are evaluated through a comprehensive independent audit process. Certain of the Company’s Engineering services are designed to maintain equipment at optimal efficiency for client locations including high-rise office buildings, schools, computer centers, shopping malls, manufacturing facilities, museums and universities. The Company’s Engineering services also provide clients with streamlined, centralized control and coordination of multiple facility service needs. This approach offers the efficiencies, service and cost benefits expected in the highly-competitive market for outsourced business services. By leveraging the core competencies of other service offerings, the Company attempts to reduce overhead (such as redundant personnel) for the Company’s clients by providing multiple services under a single contract, with one contact and one invoice. The Company’s National Service Call Center provides centralized dispatching, emergency services, accounting and related reports to financial institutions, high-tech companies and other clients regardless of industry or size. The Company’s Engineering services also include energy management services which provide comprehensive, cost-efficient solutions to help curb the Company’s clients rising cost of utilities within a facility, reduce energy consumption, and minimize the carbon footprint of a facility. Investments made by clients in energy efficiency solutions are typically recouped through reduced energy costs over a period of time. The majority of the Company’s Engineering contracts are cost-plus arrangements are agreements in which the clients reimburse the Company for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges and other expenses associated with the contracted work, plus a profit percentage. The majority of the Company’s Engineering contracts are for three year periods and may contain renewal clauses, but are subject to termination by either party after 30 to 90 days’ written notice. Nearly all Engineering contracts are obtained by competitive bidding.

See Note 15 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplemental Data,” for the operating results of the reportable segments.

Trademarks

The Company believes that it owns or is licensed to use all corporate names, tradenames, trademarks, service marks, copyrights, patents and trade secrets that are material to the Company’s operations.

Competition

The Company believes that each aspect of its business is highly competitive, and that such competition is based primarily on price and quality of service. The Company provides nearly all its services under contracts originally obtained through competitive bidding. The low cost of entry in the facility services business has led to strongly competitive markets comprised of a large number of mostly regional and local owner-operated companies, primarily located in major cities throughout the United States. The Company also competes with the operating divisions of a few large, diversified facility services and manufacturing companies on a national basis. Indirectly, the Company competes with building owners and tenants that can perform one or more of the Company’s services internally. Furthermore, competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could inhibit the Company’s success in bidding for profitable business and its ability to increase prices as costs rise, thereby reducing margins.

Sales and Marketing

The Company’s sales and marketing efforts are conducted by its corporate, subsidiary, regional, branch and district offices. Sales, marketing, management and operations personnel in each of these offices participate directly in selling and servicing clients. The broad geographic scope of these offices enables the Company to provide a full range of facility services through intercompany sales referrals, multi-service “bundled” sales and national account sales.

The Company has a broad client base in a variety of facilities, including, but not limited to, commercial office buildings, industrial buildings, retail stores, shopping centers, warehouses, airports, health facilities and educational institutions, stadiums and arenas, and government buildings. No client accounted for more than 5% of the Company’s revenues during 2009, 2008 or 2007.

Employees

As of October 31, 2009, the Company employed approximately 91,000 employees. Over 38,000 of these employees are covered under collective bargaining agreements. There are over 5,000 employees with executive, managerial, supervisory, administrative, professional, sales, marketing, office, or clerical responsibilities.

Environmental Matters

The Company’s operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of the Company’s operations. In addition, from time to time the Company is involved in environmental matters at certain of its locations or in connection with its operations. Historically, the cost of complying with environmental laws or resolving environmental issues relating to United States locations or operations has not had a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company does not believe that the resolution of known matters at this time will be material.

Executive Officers of the Registrant

The executive officers of the Company on December 22, 2009 were as follows:

		Principal Occupations and Business Experience
Name	Age	During Past Five Years

Henrik C. Slipsager	54	President and Chief Executive Officer and a Director of ABM since November 2000.
James S. Lusk	53	Chief Financial Officer of ABM since January 2008; Executive Vice President of ABM since March 2007; Vice President of Business Services of Avaya from January 2005 to January 2007; Chief Financial Officer and Treasurer of BioScrip/MIM from 2002 to 2005; President of Lucent Technologies’ Business Solutions division and Corporate Controller from 1995 to 2002. Member of the Board of Directors of Glowpoint, Inc. since February 2007.
James P. McClure	52	Executive Vice President of ABM since September 2002; President of ABM Janitorial Services since November 2000.
Steven M. Zaccagnini	48	Executive Vice President of ABM since December 2005; Senior Vice President of ABM from September 2002 to December 2005; Chief Executive Officer of ABM Security Services, ABM Engineering Services and Ampco System Parking since August 2007; President of ABM Facility Services since April 2002.
Erin M. Andre	50	Senior Vice President of ABM since August 2005; Vice President, Human Resources of National Energy and Gas Transmission, Inc. from April 2000 to May 2005.
David L. Farwell	48	Senior Vice President, Investor Relations of ABM since June 2009; Senior Vice President, Chief of Staff and Treasurer of ABM from September 2005 to June 2009; Vice President of ABM from August 2002 to September 2005.
Sarah Hlavinka McConnell	45	General Counsel and Corporate Secretary of ABM since May 2008; Deputy General Counsel of ABM from September 2007 to May 2008; Senior Vice President of ABM since September 2007; Vice President, Assistant General Counsel and Secretary of Fisher Scientific International Inc. from December 2005 to November 2006; Vice President and Assistant General Counsel of Fisher Scientific International Inc. from July 2005 to December 2005; General Counsel of Benchmark Electronics, Inc. from November 2004 to July 2005; Vice President and General Counsel of Fisher Healthcare, a division of Fisher Scientific International Inc. from 2002 to November 2004.
Gary R. Wallace	59	Senior Vice President of ABM, Director of Business Development and Chief Marketing Officer since November 2000.
Joseph F. Yospe	51	Controller and Chief Accounting Officer of ABM since January 2008; Senior Vice President of ABM since September 2007; Vice President and Assistant Controller of Interpublic Group of Companies from September 2004 to September 2007; Corporate Controller and Chief Accounting Officer of Genmab AS from September 2002 to September 2004.

ITEM 1A.	RISK FACTORS

Risks Relating to our Operations

Risks relating to our acquisition strategy may adversely impact our results of operations.  A significant portion of our historic growth was generated by acquisitions and we expect to continue to acquire businesses in the future as part of our growth strategy. A slowdown in acquisitions could lead to a slower growth rate, constant or lower margins, as well as lower revenues growth.

There can be no assurance that any acquisition we make in the future will provide us with the benefits that we anticipate when entering into the transaction. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks include, but are not limited to:

•	Diversion of management time and focus from operating the business to acquisition integration;

•	The need to implement or improve internal controls, procedures and policies appropriate for a public company at businesses that prior to the acquisition lacked these controls, procedures and policies;

•	The need to integrate acquired businesses’ accounting, management information, human resources and other administrative systems to permit effective management;

•	Inability to retain employees from businesses we acquire;

•	Inability to maintain relationships with clients of the acquired business;

•	Write-offs or impairment charges relating to goodwill and other intangible assets from acquisitions; and

•	Unanticipated or unknown liabilities relating to acquired businesses.

We are subject to intense competition that can constrain our ability to gain business, as well as our profitability.  We believe that each aspect of our business is highly competitive, and that such competition is based primarily on price and quality of service. We provide nearly all our services under contracts originally obtained through competitive bidding. The low cost of entry to the facility services business has led to strongly competitive markets consisting primarily of regional and local owner-operated companies. We also compete with a few large, diversified facility services and manufacturing companies on a national basis. Indirectly, we compete with building owners and tenants that can perform internally one or more of the services that we provide. These building owners and tenants have an increased advantage in locations where our services are subject to sales tax and internal operations are not. Competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins.

We have high deductibles for certain insurable risks, and therefore we are subject to volatility associated with those risks.  We are subject to certain insurable risks such as workers’ compensation, general liability, automobile and property damage. We maintain commercial insurance policies that provide $150.0 million (or $75.0 million with respect to claims acquired from OneSource in 2008) of coverage for certain risk exposures above our deductibles (i.e., self-insurance retention limits). Our deductibles, currently and historically, have generally ranged from $0.5 million to $1.0 million per occurrence (in some cases somewhat higher in California). We are also responsible for claims in excess of our insurance coverage. Pursuant to our management and service contracts, we allocate a portion of our insurance-related costs to certain clients, including workers’ compensation insurance, at rates that, because of the scale of our operations and claims experience, we believe are competitive. A material change in our insurance costs due to a change in the number of claims, costs or premiums, could have a material effect on our operating results. Should we be unable to renew our umbrella and other commercial insurance policies at competitive rates, it would have an adverse impact on our business, as would the incurrence of catastrophic uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims. Further, to the extent that we self-insure, deterioration in claims management could increase claim costs, particularly in the workers’ compensation area. Additionally, although we engage third-party experts to assist us in estimating appropriate self-insurance accounting reserves, the determination of those reserves is dependent upon significant actuarial judgments that have a material impact on our reserves. For example, quantitative assessments of the impact of recently enacted legislation/regulation and/or court rulings require a great deal of actuarial judgment, which are then updated as actual experience reflecting those changed environment factors becomes available. Changes in our insurance reserves as a result of our periodic evaluations of the related liabilities will likely cause significant volatility in our operating results that might not be indicative of the operations of our ongoing business.

An increase in costs that we cannot pass on to clients could affect our profitability.  We negotiate many contracts under which our clients agree to pay certain costs related to workers’ compensation and other insurance coverage where we self-insure much of our risk. If actual costs exceed the rates specified in the contracts, our profitability may decline unless we can negotiate increases in these rates. In addition, if our costs, particularly workers’ compensation, other insurance costs, labor costs, payroll taxes, and fuel costs, exceed those of our competitors, we may lose existing business unless we reduce our rates to levels that may not fully cover our costs.

We primarily provide our services pursuant to agreements which are cancelable by either party upon 30 to 60 days’ notice.  Our clients can unilaterally decrease the amount of services we provide or terminate all services pursuant to the terms of our service agreements. Any loss of a significant number of clients could in the aggregate materially adversely affect our operating results.

Our success depends on our ability to preserve our long-term relationships with clients.  The business associated with long-term relationships is generally more profitable than that associated with short-term relationships because we incur start-up costs under many new contracts. Once these costs are expensed or fully depreciated over the appropriate periods, the underlying contracts become more profitable. Our loss of long-term clients could have an adverse impact on our profitability even if we generate equivalent revenues from new clients.

Transition to a Shared Services Function could create disruption in functions affected.  Historically, we performed accounting functions, such as accounts payable, accounts receivable payment applications and payroll, in a decentralized manner through regional accounting centers in our businesses. In 2007, we began consolidating these functions into a shared services center in Houston, Texas, and in 2008, in an additional facility in Atlanta, Georgia. Although many of the previously decentralized accounting functions have transitioned to the shared services centers, certain additional accounting functions will be moved to the centers in the future. The continued migration of these accounting functions to our shared services center could lead to turnover of personnel with critical knowledge about our clients and employees and result in disruption of our processes and controls relating to accounts receivable and payroll.

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

Risks Related to Market and Economic Conditions

A decline in commercial office building occupancy and rental rates could affect our revenues and profitability.  Our revenues are affected by commercial real estate occupancy levels. In certain geographic areas and service segments, our most profitable revenues are known as tag jobs, which are services performed for tenants in buildings in which our business performs building services for the property owner or management company. A decline in occupancy rates could result in a decline in fees paid by landlords, as well as tag work, which would lower revenues, and create pricing pressures and therefore lower margins. In addition, in those areas where the workers are unionized, decreases in revenues can be accompanied by relative increases in labor costs if we are obligated by collective bargaining agreements to retain workers with seniority and consequently higher compensation levels and cannot pass through these costs to clients.

Deterioration in economic conditions in general could further reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition.  Changes in global, national and local economic conditions could have a negative impact on our business. Adverse changes in occupancy levels may further reduce demand, depress prices for our services and cause our clients to cancel their agreements to purchase our services, thereby possibly reducing earnings and adversely affecting our business and results of operations. Additionally, adverse economic conditions may result in clients cutting back on discretionary spending, such as tag work. Since, a significant portion of Parking revenues is tied to the number of airline passengers and hotel guests, Parking results could be adversely affected by curtailment of business and personal travel.

Financial difficulties or bankruptcy of one or more of our major clients could adversely affect our results.  Future revenues and our ability to collect accounts receivable depend, in part, on the financial strength of clients. We estimate an allowance for accounts we do not consider collectible and this allowance adversely impacts profitability. In the event clients experience financial difficulty, and particularly if bankruptcy results, profitability is further impacted by our failure to collect accounts receivable in excess of the estimated allowance. Additionally, our future revenues would be reduced by the loss of these clients.

Our ability to operate and pay our debt obligations depends upon our access to cash.  Because ABM conducts business operations through operating subsidiaries, we depend on those entities to generate the funds necessary to meet financial obligations. Delays in collections, which could be heightened by disruption in the credit markets and the financial services industry, or legal restrictions could restrict our subsidiaries’ ability to make distributions or loans to ABM. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on debt obligations when due or to pay the principal of such debt. As of October 31, 2009, we had $118.6 million of standby letters of credit collaterizing self-insurance claims and $42.5 million of insurance deposits that represent amounts collateralizing OneSource self-insurance claims that we can not access for operations. In addition, $25.0 million original principal amount of our investment portfolio is invested in auction rate securities which are not actively traded. In the event we need to liquidate our auction rate securities prior to a successful auction, our expected holding period, or their scheduled maturity, we might not be able to do so without realizing further losses.

Future declines in the fair value of our investments in auction rate securities could negatively impact our earnings.  Future declines in the fair value of our investments in auction rate securities that we deem temporary, will be recorded to accumulated other comprehensive income, net of taxes. If at any time in the future we determine that a decline in fair value is other-than-temporary, we will record a charge to earnings for the credit loss portion of the impairment. In addition, the significant assumptions used in estimating credit losses may be different than actual realized losses, which could impact our earnings.

Uncertainty in the credit markets may negatively impact our costs of borrowing, our ability to collect receivables on a timely basis and our cash flow.  The United States and global economies and the financial and credit markets continue to experience declines or slow growth and there continues to be diminished liquidity and credit availability. These conditions may have a material adverse effect on our operations and our costs of borrowing. In addition, the tightening of credit in financial markets may adversely affect the ability of our customers to obtain financing, which could adversely impact our ability to collect amounts due from such customers or result in a decreases, or cancellation, of our services under our client contracts. Declines in our ability to collect receivables or in the level of our customers’ spending could adversely affect the results of our operations and our liquidity.

Risks Relating to Indebtedness and Impairment Charges

Any future increase in the level of debt or in interest rates can affect our results of operations.  Any future increase in the level of debt will likely increase our interest expense. Unless the operating income associated with the use of these funds exceeds the debt expense, borrowing money will have an adverse impact on our results. In addition, incurring debt requires that a portion of cash flow from operating activities be dedicated to interest payments and principal payments. Debt service requirements could reduce our ability to use our cash flow to fund operations and capital expenditures, and to capitalize on future business opportunities (including additional acquisitions). Because current interest rates on our debt are variable, an increase in prevailing rates would increase our interest costs. Further, our credit facility agreement contains both financial covenants and covenants that limit our ability to engage in specified transactions, which may also constrain our flexibility.

An impairment charge could have a material adverse effect on our financial condition and results of operations.  Under Accounting Standards Codificationtm (“ASC”) 350, “Intangibles — Goodwill and Other” (“ASC 350”), we are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach. Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the dates of the acquisitions. We have chosen to perform our annual impairment reviews of goodwill at the beginning of the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of any reporting unit below its carrying amount. In addition, we test certain intangible assets for impairment annually or if events occur or circumstances change that would indicate the remaining carrying amount of these intangible assets might not be recoverable. These events or circumstances could include, but are not limited to, a significant change in the business climate, legal factors, operating performance indicators, competition, and sale or disposition of a significant portion of one of our business. If the fair market value of one of our businesses is less than its carrying amount, we could be required to record an impairment charge. The valuation of the businesses requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our businesses, including such factors as market performance, changes in our client base and operating cash flows. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Risks Related to Labor, Legal Proceedings and Compliance

We are defendants in several class and representative actions or other lawsuits alleging various claims that could cause us to incur substantial liabilities.  We are defendants in several class and representative action lawsuits brought by or on behalf of our current and former employees alleging violations of federal and state law, including with respect to certain wage and hour matters. It is not possible to predict the outcome of these lawsuits or in other litigation or arbitration to which we are subject. These lawsuits and other proceedings may consume substantial amounts of our financial and managerial resources, regardless of the ultimate outcome of the lawsuits and other proceedings. In addition, we may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause us to incur substantial liabilities that may have a material adverse effect upon our business, financial condition or results of operations.

Changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations and financial results.  Because many jobs in our Janitorial segment do not require the ability to read or write English, we are an attractive employer for recent émigrés to this country and many of our jobs are filled by such. Adverse changes to existing laws and regulations applicable to employment of immigrants, enforcement requirements or practices under those laws and regulations, and inspections or investigations by immigration authorities or the prospects or rumors of any of the foregoing, even if no violations exist, could negatively impact the availability and cost of personnel and labor to the Company and the Company’s reputation.

Labor disputes could lead to loss of revenues or expense variations.  At October 31, 2009, approximately 42% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during the year. In addition, at any given time, we may face a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues which, in turn, could lead to a strike, work slowdown or other job actions at one or more of our locations. In a market where we and a number of major competitors are unionized, but other competitors are not unionized, we could lose clients to competitors who are not unionized. A strike, work slowdown or other job action could in some cases disrupt us from providing services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients. In addition, proposed legislation, known as The Employee Free Choice Act, could make it significantly easier for union organizing drives to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we and such union are unable to agree to the terms of a collective bargaining agreement.

We participate in multi-employer defined benefit plans which could result in substantial liabilities being incurred.  We contribute to multi-employer benefit plans that could result in our being responsible for unfunded liabilities under such plans that could be material.

Other

Natural disasters or acts of terrorism could disrupt services.  Storms, earthquakes, drought, floods or other natural disasters or acts of terrorism may result in reduced revenues or property damage. Disasters may also cause economic dislocations throughout the country. In addition, natural disasters or acts of terrorism may increase the volatility of financial results, either due to increased costs caused by the disaster with partial or no corresponding compensation from clients, or, alternatively, increased revenues and profitability related to tag jobs, special projects and other higher margin work necessitated by the disaster.

Other issues and uncertainties may include:

•	New accounting pronouncements or changes in accounting policies;

•	Changes in federal (U.S.) or state immigration law that raise our administrative costs;

•	Labor shortages that adversely affect our ability to employ entry level personnel;

•	Legislation or other governmental action that detrimentally impacts expenses or reduces revenues by adversely affecting our clients; and

•	The resignation, termination, death or disability of one or more key executives that adversely affects client retention or day-to-day management.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of October 31, 2009, the Company had corporate, subsidiary, regional, branch or district offices in approximately 270 locations throughout the United States (including Puerto Rico) and in British Columbia and Ontario, Canada. At October 31, 2009, the Company owned 10 facilities which had an aggregate net book value of $2.2 million which were located in: (1) Jacksonville and Tampa, Florida; (2) Portland, Oregon; (3) Houston, Texas; (4) Lake Tansi, Tennessee and (5) Kennewick, Seattle, Spokane and Tacoma, Washington.

Rental payments under long and short-term lease agreements amounted to $102.3 million in 2009. Of this amount, $65.0 million in rental expense was attributable to parking lots and garages leased and operated by Parking. The remaining expense was for the rental or lease of office space, computers, operating equipment and motor vehicles amongst our businesses.

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

The Company is a defendant in the following class action or purported class action lawsuits related to alleged violations of federal and/or state wage-and-hour laws:

•	the consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (ACSS) filed July 12, 2005, in the Superior Court of California, Los Angeles County (L.A. Superior Ct.) (the “Augustus case”);

•	the consolidated cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco ( the “Bucio case”);

•	the consolidated cases of Batiz/Heine v. ACSS filed on June 7, 2006, in the U.S. District Court of California, Central District (the “Batiz case”);

•	the consolidated cases of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Ct (the “Diaz case”);

•	Khadera v. American Building Maintenance Co.-West and ABM Industries filed on March 24, 2008, in U.S District Court of Washington, Western District (the “Khadera case”); and

•	Villacres v. ABM Security filed on August 15, 2007, in the U.S. District Court of California, Central District (“the Villacres case.”)

The named plaintiffs in the lawsuits described above are current or former employees of ABM subsidiaries who allege, among other things, that they were required to work “off the clock,” were not paid proper minimum wage or overtime, were not provided work breaks or other benefits, and/or that they received pay stubs not conforming to state law. In all cases, the plaintiffs generally seek unspecified monetary damages, injunctive relief or both. The Company believes it has meritorious defenses to these claims and intends to continue to vigorously defend itself.

On January 8, 2009, a judge of the L.A. Superior Court certified the Augustus case as a class action. The previously reported case of Chen v. Ampco System Parking and ABM Industries filed on March 6, 2008, in the U.S. District Court of California, Southern District was settled on November 23, 2009. On January 15, 2009, a federal court judge denied with prejudice class certification status in the Villacres case. That case as well as the companion state court case filed April 3, 2008, in L.A. Superior Court, were both subsequently dismissed with prejudice on summary judgment. Both dismissals have been appealed by the plaintiff.

As described in Note 2 and 8 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplemental Data,” the Company self-insures certain insurable risks and, based on its periodic evaluations of estimated claim costs and liabilities, accrues self-insurance reserves to the Company’s best estimate. One such evaluation, completed in November 2004, indicated adverse developments in the insurance reserves that were primarily related to workers’ compensation claims in the State of California during the four-year period ended October 31, 2003 and resulted in the Company recording a charge of $17.2 million in the fourth quarter of 2004. In 2005, the Company, believing a substantial portion of the $17.2 million, as well as other costs incurred by the Company in its insurance claims, was related to poor claims management by a third party administrator that no longer performs these services for the Company, filed an arbitration claim against this third party administrator for damages related to claims mismanagement. In November 2008, the Company and its former third party administrator settled the claim for $9.8 million ($9.6 million, net of expenses). The Company received the $9.8 million settlement amount in January 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The Company’s common stock is listed on the New York Stock Exchange (NYSE: ABM). The following table sets forth the high and low intra-day prices of the Company’s common stock on the New York Stock Exchange and quarterly cash dividends declared on shares of common stock for the periods indicated:

	Fiscal Quarter
	First	Second	Third	Fourth	Year

Fiscal Year 2009
Price range of common stock:
High	$19.66	$18.10	$21.26	$23.32	$23.32
Low	$12.83	$11.64	$15.75	$18.67	$11.64
Dividends declared per share	$0.130	$0.130	$0.130	$0.130	$0.52
Fiscal Year 2008
Price range of common stock:
High	$23.37	$23.01	$24.48	$27.47	$27.47
Low	$18.13	$19.39	$20.10	$12.00	$12.00
Dividends declared per share	$0.125	$0.125	$0.125	$0.125	$0.50

To our knowledge, there are no current factors that are likely to materially limit the Company’s ability to pay comparable dividends for the foreseeable future.

Stockholders

At November 30, 2009, there were 3,137 registered holders of the Company’s common stock.

Performance Graph

The following graph compares a $100 investment in the Company’s stock on October 31, 2004 with a $100 investment in the Standard & Poor’s 500 ( “S & P 500”), the Standard & Poor’s 1500 Environmental & Facilities Services Index ( “S & P 1500”) and the Russell 2000 Value Index, also made on October 31, 2004. The graph portrays total return, 2004 – 2009, assuming reinvestment of dividends. The comparisons in the following graph are based on historical data and are not indicative of, or intended to forecast, the possible future performance of the Company’s common stock. This graph shows returns based on fiscal years ended October 31.

RETURN ON $100 INVESTMENT ON OCTOBER 31, 2004

	Annual Return Percentage
	Years Ending
Company/Index	2004	2005	2006	2007	2008	2009

ABM Industries Incorporated	100.0	97.4	100.2	121.0	86.6	101.9
S&P 1500 Environmental & Facilities Services	100.0	110.1	140.1	157.8	138.3	140.9
S&P 500 Index	100.0	108.7	126.5	144.9	92.6	101.7
Russell 2000 Value	100.0	113.2	139.2	142.2	98.8	100.7

The Company believes that the Russell 2000 Value Index is a more appropriate index to use than the S & P 1500 for purposes of the performance graph and future disclosures will not include a comparison to the S & P 1500. The S & P 1500 can be disproportionately influenced by the performance of one or more of the eight companies that are included in the index while the Russell 2000 Value Index includes over 1,300 companies with investment characteristics that are similar to the Company’s investment characteristics. The Company is a member of the Russell 2000 Value Index and the S & P 1500.

The performance graph shall not be deemed “soliciting material,” be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company’s consolidated financial statements as of and for each of the five years ended October 31, 2009. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”. As a result of the sale of substantially all of the assets of the Lighting segment on October 31, 2008 and our Mechanical segment in June 2005, the financial results of these segments have been classified as discontinued operations in the following selected financial data and in the Company’s accompanying consolidated financial statements and notes for all periods presented. Additionally, acquisitions made in recent years (most significantly, the Company’s acquisition of OneSource on November 14, 2007) have impacted comparability among the periods presented.

Years Ended October 31,	2009	2008	2007	2006	2005
(In thousands, except per share data and ratios)

OPERATIONS
Income
Revenues (1)	$3,481,823	$3,623,590	$2,706,105	$2,579,351	$2,451,558
Gain on insurance claim (2)	—	—	—	66,000	1,195

Total income	3,481,823	3,623,590	2,706,105	2,645,351	2,452,753

Expenses
Operating (3)	3,114,699	3,224,696	2,429,694	2,312,161	2,206,735
Selling, general and administrative (4)	263,633	287,650	193,658	185,113	179,582
Amortization of intangible assets	11,384	11,735	5,565	5,764	5,673

Total expenses	3,389,716	3,524,081	2,628,917	2,503,038	2,391,990

Operating profit	92,107	99,509	77,188	142,313	60,763
Other-than-temporary impairment losses on auction rate security: (5)
Gross impairment losses	3,695	—	—	—	—
Impairments recognized in other comprehensive income	(2,129)	—	—	—	—
Interest expense	5,881	15,193	453	494	843

Income from continuing operations before income taxes	84,660	84,316	76,735	141,819	59,920
Provision for income taxes	29,170	31,585	26,088	57,495	19,068

Income from continuing operations	55,490	52,731	50,647	84,324	40,852
Discontinued Operations
(Loss) income from discontinued operations, net of taxes	(1,197)	(3,776)	1,793	1,122	2,868
Gain on insurance claim, net of taxes (2)	—	—	—	7,759	—
(Loss) gain on sale of discontinued operations, net of taxes	—	(3,521)	—	—	14,221

(Loss) income from discontinued operations, net	(1,197)	(7,297)	1,793	8,881	17,089

Net income	$54,293	$45,434	$52,440	$93,205	$57,941

PER SHARE DATA
Net income per common share — Basic
Income from continuing operations	$1.08	$1.04	$1.02	$1.72	$0.83
(Loss) income from discontinued operations	(0.02)	(0.14)	0.04	0.18	0.34

Net Income	$1.06	$0.90	$1.06	$1.90	$1.17

Net income per common share — Diluted
Income from continuing operations	$1.07	$1.03	$1.00	$1.70	$0.81
(Loss) income from discontinued operations	(0.02)	(0.15)	0.04	0.18	0.34

Net Income	$1.05	$0.88	$1.04	$1.88	$1.15

Weighted-average common and common equivalent shares outstanding
Basic	51,373	50,519	49,496	49,054	49,332
Diluted	51,845	51,386	50,629	49,678	50,367
Dividends declared per common share	$0.52	$0.50	$0.48	$0.44	$0.42

BALANCE SHEET DATA
Total assets	$1,521,153	$1,575,944	$1,132,198	$1,069,462	$957,818
Trade accounts receivable — net	445,241	473,263	349,195	358,569	322,713
Insurance deposits (6)	42,500	42,506	—	—	—
Goodwill (6)	547,237	535,772	234,177	229,885	225,556
Other intangibles — net	60,199	62,179	24,573	23,881	24,463
Investments in auction rate securities	19,531	19,031	25,000	—	—
Line of credit (6)	172,500	230,000	—	—	—
Insurance claims	346,327	346,157	261,043	248,377	252,677
Insurance recoverables	$72,117	$71,617	$55,900	$53,188	$54,108

(1) Beginning in 2008, includes revenues associated with the acquisition of OneSource Services, Inc., (“OneSource,”) which was acquired on November 14, 2007. Revenues in 2007 and 2005 included a $5.0 million gain and a $4.3 million gain, respectively, from the termination of off-airport parking garage leases.

(2) The World Trade Center formerly represented the Company’s largest job-site; its destruction on September 11, 2001 has directly and indirectly impacted subsequent operating results. Amounts for 2006 and 2005 consist of total gains in connection with World Trade Center insurance claims of $80.0 million and $1.2 million in 2006 and 2005, respectively. Of the 2006 amount, $14.0 million related to the recovery of the Lighting segment’s loss of business profits and has been reclassified to discontinued operations.

(3) Operating expenses in 2009 included a $9.4 million adjustment to increase self-insurance reserves related to prior year claims while 2008, 2007, 2006 and 2005 included adjustments to reduce self-insurance reserves related to prior years by $22.8 million, $1.8 million, $14.1 million, and $8.2 million, respectively. Additionally, operating expenses for 2009 includes a net benefit of a $9.6 million legal settlement received from the Company’s former third party administrator.

(4) Selling, general and administrative expenses in 2009, 2008 and 2007 included $21.8 million, $24.3 million and $4.6 million of costs, respectively, associated with (a) the implementation of a new payroll and human resources information system, and the upgrade of the Company’s accounting systems; (b) the transition of certain back office functions to the Company’s Shared Services Center in Houston, Texas; (c) the move of the Company’s corporate headquarters to New York; and (d) integration costs associated with the acquisition of OneSource in fiscal 2008.

Selling, general and administrative expense in 2008 included $68.0 million of expenses associated with the OneSource acquisition and a $6.3 million write-off of deferred costs related to the Company’s Master Professional Services Agreement between the Company and International Business machines Corporation (“IBM,”) (see the “Commitments” section of the “Liquidity and Capital Resources” section below).

Selling, general and administrative expenses in 2006 included $3.3 million of transition costs associated with the outsourcing of the Company’s information technology infrastructure and support services to IBM.

(5) The Company determined that one of its auction rate securities was other-than-temporarily impaired at July 31, 2009. The other-than-temporary impairment approximated $3.6 million, of which $1.6 million was recognized in earnings as a credit loss, with a corresponding reduction in the cost basis of that security during the third quarter of 2009. No further other-than-temporary impairments were identified. (See Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”)

(6) In connection with the OneSource acquisition, the Company acquired $42.5 million in insurance deposits that represent amounts collateralizing OneSource’s self-insurance claims. The Company recorded $273.8 million of goodwill representing the excess of the cost of the acquisition over the fair value of net assets acquired in the acquisition of OneSource. As of October 31, 2009, the Company had outstanding borrowings under its line of credit of $172.5 million which primarily resulted from the OneSource acquisition.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, and in particular, statements found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature, constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. In Item 1A, we have listed specific risks and uncertainties that you should carefully read and consider. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.” All information in the discussion and references to years are based on the Company’s fiscal year that ends on October 31. All references to 2009, 2008, 2007 and 2006, unless otherwise indicated, are to fiscal years 2009, 2008, 2007 and 2006, respectively. The Company’s fiscal year is the period from November 1 through October 31.

Overview

ABM Industries Incorporated (“ABM”), through its subsidiaries (collectively, the “Company,”) provides janitorial, parking, security and engineering services for thousands of commercial, industrial, institutional and retail client facilities in hundreds of cities, primarily throughout the United States. The Company’s business is impacted by, among other things, industrial activity, commercial office building occupancy and rental rates, air travel levels, tourism and transportation needs at colleges, universities and health care service facilities. Consistent with the continued weakness in the U.S. economic climate in 2009, the Company continued to experience reductions in the level and scope of services demanded by its clients, contract price compression, loss of client contracts and a decline in the level of tag work. Despite the weak economic climate, the Company’s operating profit increased in all segments during 2009 compared to 2008, primarily due to successful execution of the Company’s operating strategies around cost control and the strategic reduction of less profitable client relationships.

The Company’s largest operating segment is the Janitorial segment, which generated approximately 68.4% of the Company’s revenues and approximately 74.4% of the Company’s operating profit, excluding the Corporate segment, for 2009.

Revenues at the Company’s Janitorial, Security and Engineering segments are primarily based on the performance of labor-intensive services at contractually specified prices. Revenues generated by the Parking segment relate to parking and transportation services, which are less labor-intensive. In addition to services defined within the scope of client contracts, the Janitorial segment also generates revenues from extra services (or tags) such as, but not limited to, flood cleanup services and snow removal, which generally provide higher margins.

In addition to revenues and operating profit, the Company’s management views operating cash flows as an indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. The Company’s cash flows from operating activities, including cash flows from discontinued operating activities, increased by $72.6 million in 2009, compared to 2008, primarily due to improved collections. Net cash provided by discontinued operating activities increased $13.6 million in 2009, compared to 2008. Operating cash flows primarily depend on revenues levels, the timing of collections and payments to suppliers and other vendors, the quality of receivables, and the magnitude of self-insured claims. The Company’s trade accounts receivable, net, balance was $445.2 million at October 31, 2009.

The Company self-insures certain insurable risks such as workers’ compensation, general liability, automobile and property damage. The Company periodically performs a thorough review, with the assistance of external professionals, of its estimate of the ultimate cost for self insurance reserves. As part of this evaluation, the Company reviews the status of existing and new claims and coordinates this review with our third party claims administrators. We compare actual trends to expected trends and monitor claims development. The third party claims administrators that manage the claims for the Company project their estimates of the ultimate cost for each claim based upon known factors related to the management of the claims, legislative matters and case law. After reviewing with the Company, the specific case reserves estimated by the third party claims administrators are provided to an external actuary who assists the Company in projecting an actuarial estimate of the overall ultimate cost for self insurance, which includes the case reserves plus an actuarial estimate of reserves required for additional developments, including “incurred but not reported” claim costs. The independent third party’s actuarial estimate of the reserves is reviewed by management, and forms the basis for management’s best estimate of the reserves, as recorded in the Company’s financial statement.

Although the Company engages third-party experts to assist in estimating appropriate self-insurance reserves, the determination of those reserves is dependent upon significant actuarial judgments that have a material impact on the Company’s reserves. The interpretation of trends requires knowledge of many factors that may or may not be reflective of adverse or favorable developments (e.g., changes in regulatory requirements). Trends may also be impacted by changes in safety programs or claims handling practices. If analyses of losses suggest that the frequency or severity of claims incurred has changed, the Company would be required to record increases or decreases in expenses for self-insurance liabilities.

During 2008, favorable developments in the claims management process as well as the effects of favorable legislation in certain states continued to be observed. Specifically, the Company also continued to experience the favorable impact of prior workers compensation reforms in California. Prior to the reforms of 2003 and 2004, the California workers’ compensation system was characterized by high insurances rates to employers and variability in benefits to injured workers. To address rising costs, a series of reforms were passed by the California Legislature. The reforms focused on, among other things, revising medical fee schedules, improving quality of care, encouraging medical utilization review, capping temporary disability benefits, and reducing the number and size of permanent disability awards. Following the implementation of reforms, from 2004 to 2008, the industry workers’ compensation claims cost benchmark was reduced by 65%. The reforms not only favorably affected claims incurred after 2004, but also favorably affected certain claims open at the time the reforms were enacted. Accordingly, as benefits of the reforms had become more readily measurable in 2008, estimates of the cost of settling these older claims had been reduced in 2008. Reduced claim costs, which the Company believe were driven by the continuing effects of California workers’ compensation reform and internal loss control efforts, were observed during 2008 in both the Company’s general liability and workers’ compensation program claims in 2008. After analyzing the historical loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods, in 2008 the Company lowered its expected losses for prior year claims, which resulted in a reduction in the related self-insurance reserves of $22.8 million. This reduction in self-insurance reserves was recorded in the Corporate segment.

During 2009, the favorable trends observed during 2008 were no longer continuing . Specifically, the Company noticed the effects of (i) unfavorable developments (primarily affecting workers compensation in California and other states where we have a significant presence), (ii) certain case law decisions during 2009 resulting in a more favorable atmosphere for injured workers regarding their disability rating in California, and (iii) existing claims in California being updated by injured workers to add additional medical conditions to their original claims, resulting in additional discovery costs and likely higher medical and indemnity costs. Further, during 2009, certain general liability claims related to older policy years experienced losses significantly higher than were previously estimated. After analyzing the historical loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods, the Company increased the expected losses for prior year claims, which resulted in an increase in the related self-insurance reserves of $9.4 million in 2009. This increase in self-insurance reserves was recorded in the Corporate segment.

The Company believes that achieving desired levels of revenues and profitability in the future will depend upon, among other things, its ability to attract and retain clients at desirable profit margins, to pass on cost increases to clients, and to keep overall costs low. In the short term, the Company plans to remain competitive by, among other things, continued cost control strategies. The Company will continue to monitor, and in some cases exit client arrangements where the Company believes the client is at high risk of bankruptcy or which produce low profit margins and focus on client arrangements that may generate less revenues but produce higher profit margins. Additionally, the Company is aggressively seeking acquisitions, both domestically and internationally. In the long term, the Company expects to continue to grow organically and through acquisitions (including international expansion) in response to the growing demand for a global integrated facility services solution provider.

On November 14, 2007, the Company acquired OneSource Services, Inc. (“OneSource”), a provider of outsourced facilities services including janitorial, landscaping, general repair and maintenance and other specialized services for commercial, industrial, institutional and retail client facilities, primarily in the United States, for an aggregate purchase price of $390.5 million. OneSource’s operations are included in the Janitorial segment since the date of its acquisition.

On October 31, 2008, the Company completed the sale of substantially all of the assets of its Lighting segment, excluding accounts receivable and certain other assets, to Sylvania Lighting Services Corp (“Sylvania.”) for approximately $34.0 million in cash, which included certain adjustments and payment to the Company of $0.6 million pursuant to a transition services agreement. Sylvania assumed certain liabilities under certain contracts and leases relating to the period after the closing. The remaining assets and liabilities associated with the Lighting segment have been classified as assets and liabilities of discontinued operations for all periods presented. The results of operations of the Lighting segment for all periods presented are classified as “(Loss) income from discontinued operations, net of taxes.”

Effective May 1, 2009, the Company acquired certain assets (primarily customer contracts and relationships) of Control Building Services, Inc., Control Engineering Services, Inc., and TTF, Inc. (“Control acquisition”), for $15.1 million in cash, plus additional consideration of up to $1.6 million, contingent upon the achievement of certain revenue targets during the three year period commencing on May 1, 2009. The acquisition expands the Company’s janitorial and engineering service offerings to clients in the Northeast. The Company has finalized the allocation of the purchase price to assets acquired during the three months ended October 31, 2009. See Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplement Data,” for additional information.

Liquidity and Capital Resources

	October 31,
(In thousands)	2009	2008	Change

Cash and cash equivalents	$34,153	$26,741	$7,412
Working capital	$278,303	$273,980	$4,323

	Years Ended October 31,			Years Ended October 31,
(In thousands)	2009	2008	Change	2008	2007	Change

Net cash provided by operating activities	$140,871	$68,307	$72,564	$68,307	$54,295	$14,012
Net cash used in investing activities	$(37,467)	$(421,522)	$384,055	$(421,522)	$(54,794)	$(366,728)
Net cash (used in) provided by financing activities	$(95,992)	$232,239	$(328,231)	$232,239	$6,964	$225,275

As of October 31, 2009, the Company’s cash and cash equivalents balance was $34.2 million. The increase in cash was principally due to the timing of net borrowings under the Company’s line of credit, collections of accounts receivable and payments made on vendor invoices.

The Company believes that the cash generated from operations and amounts available under its $450.0 million line of credit will be sufficient to meet the Company’s cash requirements for the long-term, except to the extent cash is required for significant acquisitions, if any. As of October 31, 2009, the total outstanding amounts under the Company’s line of credit in the form of cash borrowings and standby letters of credit were $172.5 million and $118.6 million, respectively. Available credit under the line of credit was up to $158.9 million as of October 31, 2009, subject to limitations related to compliance with certain covenants under the Company’s line of credit. The covenants include limitations on liens, dispositions, fundamental changes, investments, indebtedness and certain transactions and payments. As of October 31, 2009, the Company was in compliance with all covenants.

Working Capital.  Working capital increased by $4.3 million to $278.3 million at October 31, 2009 from $274.0 million at October 31, 2008. Excluding the effects of discontinued operations, working capital increased by $19.0 million to $268.6 million at October 31, 2009 from $249.6 million at October 31, 2008.

The increase was primarily due to:

•	a $35.3 million decrease in accounts payable and accrued liabilities primarily due to the timing of payments made on vendor invoices;

•	a $9.4 million increase in notes receivable and other, primarily due to additional notes receivables entered into during 2009; and

•	a $7.4 million increase in cash and cash equivalents;

partially offset by:

•	a $28.0 million decrease in trade accounts receivable, net, primarily due to improved timing of collections; and

•	a $6.3 million decrease in prepaid expenses primarily due to the timing of payments.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $140.9 million, $68.3 million and $54.3 million in 2009, 2008 and 2007, respectively.

The $72.6 million increase in 2009 compared to 2008 was primarily due to:

•	a $54.3 million year-over-year decrease in trade accounts receivable, primarily due to improved timing of collections; and

•	a $13.6 million increase in net cash provided by discontinued operating activities, primarily due to the collections of accounts receivable during 2009. Net cash provided by discontinued operating activities was $19.6 million in 2009 compared to $6.0 million in 2008.

The $14.0 million increase in 2008 compared to 2007 was primarily due to:

•	a $34.9 million income tax payment made in 2007 relating to the $80.0 million gain on the settlement of the World Trade Center (“WTC”) insurance claims recorded in the fourth quarter of 2006; and

•	an increase in accounts receivable in 2008 of $34.3 million from 2007 primarily due to increased revenues and effects of the increases in the aging of accounts receivables.

Cash Flows from Investing Activities.  Net cash used in investing activities was $37.5 million, $421.5 million and $54.8 million in 2009, 2008 and 2007, respectively.

The $384.1 million decrease in 2009 compared to 2008 was primarily due to:

•	a $401.8 million decrease in cash paid for acquisitions in 2009 compared to 2008. The Company paid $15.1 million for the Control acquisition and $6.0 million of additional consideration for the achievement of certain financial performance targets in connection with prior year acquisitions (excluding $1.2 million related to additional consideration settled in stock issuances) in 2009; compared to $390.5 million and $27.3 million paid for OneSource and the remaining 50% equity of Southern Management Company (“Southern Management”), respectively, and $5.1 million of additional consideration paid for the achievement of certain financial performance targets in connection with prior year acquisitions (excluding $0.6 million related to contingent amounts settled in stock issuances) in 2008; and

•	a $15.5 million decrease in capital expenditures in 2009 compared to 2008;

partially offset by:

•	$33.4 million of proceeds received from Sylvania for the sale of the Lighting segment in 2008.

The $366.7 million increase in 2008 compared to 2007 was primarily due to:

•	the $390.5 million and $27.3 million paid for OneSource and the remaining 50% of the equity of Southern Management, respectively, and $5.1 million of contingent amounts (excluding $0.6 million related to contingent amounts settled in stock issuances) in 2008;

partially offset by:

•	$33.4 million of proceeds received from Sylvania for the sale of the Lighting segment;

•	a $13.9 million increase in property, plant and equipment additions in 2008 compared to 2007, which mainly reflects capitalized costs associated with the upgrade of the Company’s accounting systems and implementation of a new payroll and human resources information system; and

•	$7.1 million cash paid for acquisitions in 2007 for the assets of HealthCare Parking Systems of America and $3.2 million of contingent payments (excluding $0.5 million related to contingent payments settled in stock issuances) for businesses acquired in periods prior to 2007.

No significant cash flows were provided by discontinued investing activities in 2009, 2008 or 2007.

Cash Flows from Financing Activities.  Net cash used in financing activities was $96.0 million in 2009 and net cash provided by financing activities was $232.2 million and $7.0 million in 2008 and 2007, respectively.

The $328.2 million decrease in 2009 compared to 2008 was primarily due to:

•	a $287.5 million decrease in the net borrowings from the Company’s line of credit. During 2009, net repayments on borrowings on the line of credit were $57.5 million, compared to net borrowings of $230.0 million in 2008. Net borrowings in 2008 were primarily due to the acquisition of OneSource and the purchase of the remaining 50% equity of Southern Management; and

•	a $32.6 million decrease in the book overdraft payables, primarily due to the timing of payments made on vendor invoices.

The $225.3 million increase in 2008 compared to 2007 is primarily due to the Company’s net borrowings related to the acquisition of OneSource and the purchase of the remaining 50% of the equity of Southern Management in 2008.

No cash flows were provided by discontinued financing activities for the year ended October 31, 2009, 2008 or 2007.

Commitments

As of October 31, 2009, the Company’s future contractual payments, commercial commitments and other long-term liabilities were as follows:

(In thousands)	Payments Due By Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years

Operating Leases	$145,500	$40,714	$56,020	$34,017	$14,749
IBM Master Professional Services Agreement	15,215	4,404	7,309	3,502	—
CompuCom Service Desk Services	3,360	840	1,680	840	—

	$164,075	$45,958	$65,009	$38,359	$14,749

(In thousands)	Payments Due By Period

Other Long-Term Liabilities	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years

Unfunded Employee Benefit Plans	$39,998	$4,009	$4,828	$5,572	$25,589

(In thousands)	Amounts of Commitment Expiration Per Period

Commercial Commitments	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years

Borrowings Under Line of Credit	$172,500	$—	$172,500	$—	$—
Standby Letters of Credit	118,648	—	118,648	—	—
Surety Bonds	103,192	98,076	5,105	11	—

	$394,340	$98,076	$296,253	$11	$—

Total Commitments	$598,413	$148,043	$366,090	$43,942	$40,338

Operating Leases

The amounts set forth under operating leases represent the Company’s contractual obligations to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment.

IBM Master Professional Services Agreement

On September 29, 2006, the Company entered into a Master Professional Services Agreement (the “Services Agreement”) with International Business Machines Corporation (“IBM”) that became effective October 1, 2006. Under the Services Agreement, IBM was responsible for substantially all of the Company’s information technology infrastructure and support services. In 2007, the Company entered into additional agreements with IBM to provide assistance, support and post-implementation services relating to the upgrade of the Company’s accounting systems and the implementation of a new payroll system and human resources information system. In connection with the OneSource acquisition in 2008, the Company entered into additional agreements with IBM to provide information technology systems integration and data center support services through 2009. During the fourth quarter of 2008, the Company assessed the services provided by IBM to determine whether the services provided and the level of support was consistent with the Company’s strategic objectives. Based on this assessment, the Company determined that some or all of the services provided under the Services Agreement would be transitioned from IBM. In connection with this assessment, the Company wrote-off $6.3 million of deferred costs in 2008.

On January 20, 2009, the Company and IBM, entered into a binding Memorandum of Understanding (the “MOU”), pursuant to which the Company and IBM agreed to: (1) terminate certain services then provided by IBM to the Company under the Services Agreement; (2) transition the terminated services to the Company and/or its designee; (3) resolve certain other disputes arising under the Services Agreement; and (4) modify certain terms applicable to services that IBM would continue to provide to the Company. In connection with the execution of the MOU, the Company delivered to IBM a formal notice terminating for convenience certain information technology and support services effective immediately (the “Termination”). Notwithstanding the Termination, the MOU contemplated (1) that IBM would assist the Company with the transition of the terminated services to the Company or its designee pursuant to an agreement (the “Transition Agreement”) to be executed by the Company and IBM and (2) the continued provision by IBM of certain data center support services. On February 24, 2009, the Company and IBM entered into an amended and restated agreement, which amended the Services Agreement (the “Amended Agreement”), and the Transition Agreement, which memorializes the termination-related provisions of the MOU as well as other terms related to the transition services. Under the Amended Agreement, the base fee for the provision of the defined data center support services is $18.8 million payable over the service term (March 2009 through December 2013).

In connection with the Termination, the Company agreed to: (1) reimburse IBM for certain actual employee severance costs, up to a maximum of $0.7 million, provided the Company extended comparable offers of employment to a minimum number of IBM employees; (2) reimburse IBM for certain early termination costs, as defined, including third party termination fees and/or wind down costs totaling approximately $0.4 million associated with software, equipment and/or third party contracts used by IBM in performing the terminated services; and (3) pay IBM fees and expenses for requested transition assistance which were estimated to be approximately $0.4 million. Payments made in connection with the Termination were $0.7 million in 2009.

Employee Benefit Plans

The Company has defined benefit, post-retirement and deferred compensation plans. All defined benefit and post-retirement plans have been amended to preclude new participants. These plans are described in further detail in Note 10 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.” As of October 31, 2009, the aggregate employee benefit plan liability, including the Company’s deferred compensation plans, was $28.3 million. Future benefits expected to be paid over the next 20 years are approximately $40.0 million.

The defined benefit and post retirement plan liabilities as of October 31, 2009 assume future annual compensation increases of 3.5% and a rate of return on plan assets of 8.0% (when applicable); and a discount rate of 5.5%. The discount rate is estimated considering a long-term AA/Aa rated bond portfolio. In determining the long-term rate of return for a plan, the Company considers the nature of the plans investments, historical rates of return, and an expectation for the plan’s investment strategies. We believe changes in assumptions would not have a material impact on the Company’s financial position and operating performance. We expect to fund payments required under the plans with cash flows from operating activities when due in accordance with the plan.

The employee benefit plan obligation of $28.3 million as of October 31, 2009 does not include the union-sponsored multi-employer defined benefit plans. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions made to these plans were $47.9 million, $47.7 million and $37.1 million in 2009, 2008 and 2007, respectively.

Line of Credit

The Company had $172.5 million of outstanding borrowings under the line of credit as of October 31, 2009, which was primarily used to finance the OneSource acquisition. The line of credit is scheduled to expire on November 14, 2012.

Standby Letters of Credit

The Company had $118.6 million of standby letters of credit as of October 31, 2009, primarily related to its general liability, automobile, property damage, and workers compensation self-insurance programs.

Surety Bonds

The Company uses surety bonds, principally performance and payment bonds, to guarantee performance under various customer contracts in the normal course of business. These bonds typically remain in force for one to five years and may include optional renewal periods. At October 31, 2009, outstanding surety bonds totaled $103.2 million. The Company does not believe these bonds will be required to be drawn upon.

Unrecognized Tax Benefits

As of October 31, 2009, we had $102.3 million of unrecognized tax benefits, primarily related to the acquisition of OneSource. This represents the tax benefits associated with various tax positions taken on tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution.

The resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty, and therefore, we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. In addition, certain of these matters may not require cash settlements due to the exercise of credit and net operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available. (See Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”)

Environmental Matters

The Company’s operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of the Company’s operations. In addition, from time to time the Company is involved in environmental matters at certain of its locations or in connection with its operations. Historically, the cost of complying with environmental laws or resolving environmental issues relating to United States locations or operations has not had a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company does not believe that the resolution of known matters at this time will be material.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on the financial statements of the Company. The Company attempts to recover increased costs by increasing prices for its services, to the extent permitted by contracts and competition.

Results of Continuing Operations

COMPARISON OF 2009 TO 2008

Years Ended			Increase	Increase
October 31,			(Decrease)	(Decrease)
($ in thousands)	2009	2008	$	%

Revenues
Revenues	$3,481,823	$3,623,590	$(141,767)	(3.9)%
Expenses
Operating	3,114,699	3,224,696	(109,997)	(3.4)%
Selling, general and administrative	263,633	287,650	(24,017)	(8.3)%
Amortization of intangible assets	11,384	11,735	(351)	(3.0)%

Total expense	3,389,716	3,524,081	(134,365)	(3.8)%

Operating profit	92,107	99,509	(7,402)	(7.4)%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	3,695	—	3,695	NM *
Impairments recognized in other comprehensive income	(2,129)	—	(2,129)	NM *
Interest expense	5,881	15,193	(9,312)	(61.3)%

Income from continuing operations before income taxes	84,660	84,316	344	0.4%
Provision for income taxes	29,170	31,585	(2,415)	(7.6)%

Income from continuing operations	55,490	52,731	2,759	5.2%
Discontinued Operations
Loss from discontinued operations, net of taxes	(1,197)	(3,776)	2,579	NM *
Loss on sale of discontinued operations, net of taxes	—	(3,521)	3,521	NM *

Loss from discontinued operations, net	(1,197)	(7,297)	6,100	NM *

Net income	$54,293	$45,434	$8,859	19.5%

*	Not meaningful

Net Income.  Net income in 2009 increased by $8.9 million, or 19.5%, to $54.3 million ($1.05 per diluted share) from $45.4 million ($0.88 per diluted share) in 2008. Net income included a loss from discontinued operations of $1.2 million ($0.02 per diluted share) and $7.3 million ($0.15 per diluted share) in 2009 and 2008, respectively. The loss from discontinued operations in 2008 is primarily due to a pre-tax goodwill impairment charge of $4.5 million and a $3.5 million loss, net of taxes, on the sale of substantially all the assets of the Lighting segment.

Income from Continuing Operations.  Income from continuing operations in 2009 increased by $2.8 million, or 5.2%, to $55.5 million ($1.07 per diluted share) from $52.7 million ($1.03 per diluted share) in 2008.

The increase in income from continuing operations was primarily a result of:

•	a $23.2 million increase in operating profit, excluding the Corporate segment, primarily resulting from cost control measures and lower labor expenses relating to two less working days in 2009;

•	a $9.6 million net legal settlement received in January 2009 from the Company’s former third party administrator of workers’ compensation claims related to poor claims management;

•	a $9.3 million decrease in interest expense as a result of a lower average outstanding balance and a lower average interest rate under the line of credit;

•	a $6.3 million write-off of the deferred costs related to the IBM Master Professional Services Agreement and a $1.5 million charge associated with a legal claim, both of which were recorded in 2008;

•	a $2.4 million decrease in expenses associated with the integration of OneSource’s operations; and

•	a $2.4 million decrease in income taxes primarily due to a $3.5 million year-over-year increase of non-recurring tax benefits;

partially offset by:

•	a $9.4 million adjustment to increase the self-insurance reserves related to prior year claims recorded in 2009 compared to a $22.8 million adjustment to reduce self-insurance reserves related to prior years recorded in 2008. Accordingly, the year-over-year change in the self-insurance reserve adjustments resulted in a decrease in income from continuing operations before income taxes of $32.2 million in 2009 as compared to 2008;

•	a $12.2 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems;

•	a $6.5 million increase in professional fees, payroll and payroll related costs, and costs associated with the centralization of certain back office support functions; and

•	a $1.6 million credit loss associated with the other-than-temporary impairment of the Company’s investment in auction rate securities.

Revenues.  Revenues in 2009 decreased $141.8 million, or 3.9%, to $3,481.8 million from $3,623.6 million in 2008. The Company and its clients continue to feel the negative impact of the weak economic environment resulting in reductions in the level and scope of services provided to its clients, contract price compression, the reduction of less profitable client contracts, loss of client contracts and a decline in the level of tag work as a result of decreases in client discretionary spending. However, approximately $22.8 million, or 16.1%, of the decrease in revenues is due to the reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses and have no impact on operating profit.

Operating Expenses.  As a percentage of revenues, gross margin was 10.5% and 11.0% in 2009 and 2008, respectively.

The gross margin percentages are affected by the following:

•	a $9.4 million adjustment to increase the self-insurance reserves related to prior year claims recorded in 2009 compared to a $22.8 million adjustment to reduce self-insurance reserves related to prior years recorded in 2008. Accordingly, the year-over-year change in the self-insurance reserve adjustments resulted in a decrease in income from continuing operations before income taxes of $32.2 million in 2009 as compared to 2008; and

•	the net legal settlement received for $9.6 million in January 2009 from the Company’s former third party administrator related to poor claims management.

Selling General and Administrative Expenses.  Selling, general and administrative expenses in 2009 decreased $24.0 million, or 8.3%, to $263.6 million from $287.6 million in 2008.

The decrease in selling, general and administrative expenses was primarily a result of:

•	a $28.7 million decrease in selling, general and administrative costs at the Janitorial segment, primarily attributable to cost control measures;

•	the absence of a $6.3 million write-off of the deferred costs related to the IBM Professional Services Agreement and a $1.5 million charge associated with a legal claim, which were recorded in 2008; and

•	a $2.4 million decrease in expenses associated with the integration of OneSource’s operations;

partially offset by:

•	a $12.2 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems; and

•	a $6.5 million increase in professional fees, payroll and payroll related costs, and costs associated with the centralization of certain back office support functions.

Interest Expense.  Interest expense in 2009 decreased $9.3 million, or 61.3%, to $5.9 million from $15.2 million in 2008. The decrease was primarily related to a lower average outstanding balance and a lower average interest rate under the line of credit in 2009 compared to 2008. The average outstanding balance under the Company’s line of credit was $212.9 million and $294.4 million in 2009 and 2008, respectively.

Income Taxes.  The effective tax rate on income from continuing operations for 2009 was 34.5%, compared to the 37.5% for 2008. The effective tax rate for 2009 and 2008 includes $4.4 million and $0.9 million of non-recurring tax benefits, respectively. These tax benefits include the benefits of state tax rate increases on the carrying value of the Company’s state deferred tax assets and employment based tax credits.

Discontinued Operations.  The Company recorded a loss from discontinued operations of $1.7 million ($1.2 million, net of income tax benefits), or $0.02 per diluted share, in 2009. The losses recorded were due to severance related costs and general and administrative transition costs. The effective tax rate on loss from discontinued operations for 2009 was 30.6%, compared to 6.8% for 2008.

Segment Information

The Company determined Janitorial, Parking, Security and Engineering to be its reporting segments in accordance with ASC 280 “Segment Reporting” (“ASC 280”). In connection with the discontinued operation of the Lighting segment, the operating results of Lighting are classified as discontinued operations and, as such, are not reflected in the tables below.

Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years, severance costs associated with the integration of OneSource’s operations into the Janitorial segment, the Company’s share-based compensation costs, the completion of the corporate move to New York, and certain information technology costs. Until damages and costs are awarded or a matter is settled, the Company also accrues probable and estimable losses associated with pending litigation in Corporate. Segment Revenues and operating profits of the continuing reportable segments (Janitorial, Parking, Security, and Engineering) for 2009 and 2008 were as follows:

	Years Ended		Increase	Increase
	October 31,		(Decrease)	(Decrease)
($ in thousands)	2009	2008	$	%

Revenues
Janitorial	$2,382,025	$2,492,270	$(110,245)	(4.4)%
Parking	457,477	475,349	(17,872)	(3.8)%
Security	334,610	333,525	1,085	0.3%
Engineering	305,694	319,847	(14,153)	(4.4)%
Corporate	2,017	2,599	(582)	(22.4)%

	$3,481,823	$3,623,590	$(141,767)	(3.9)%

Operating profit
Janitorial	$139,858	$118,538	$21,320	18.0%
Parking	20,285	19,438	847	4.4%
Security	8,221	7,723	498	6.4%
Engineering	19,658	19,129	529	2.8%
Corporate	(95,915)	(65,319)	(30,596)	46.8%

Operating profit	92,107	99,509	(7,402)	(7.4)%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	3,695	—	3,695	NM *
Impairments recognized in other comprehensive income	(2,129)	—	(2,129)	NM *
Interest expense	5,881	15,193	(9,312)	(61.3)%

Income from continuing operations before income taxes	$84,660	$84,316	$344	0.4%

*	Not meaningful

Janitorial.  Janitorial revenues decreased $110.2 million, or 4.4%, during 2009 compared to 2008. The decrease in revenues was due to reductions in the level and scope of services provided to its clients, contract price compression, loss of client contracts and a decline in the level of tag work as a result of decreases in client discretionary spending.

Despite the reductions in revenue, operating profit increased $21.3 million, or 18.0%, during 2009 compared to 2008. The increase was primarily attributable to cost control measures and lower labor expenses resulting from two less working days in 2009 compared to 2008.

Parking.  Parking revenues decreased $17.9 million, or 3.8%, during 2009 compared to 2008. The decrease was primarily a result of a $22.8 million reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit. The decrease in management reimbursement revenues was offset by a $4.9 million increase in lease and allowance revenues from new clients and an increased level of service to existing clients.

Operating profit increased $0.8 million, or 4.4%, during 2009 compared to 2008. The increase was primarily attributable to additional profit from the increase in lease and allowance revenues and decreases in discretionary and overhead costs.

Security.  Security revenues increased $1.1 million, or 0.3%, during 2009 compared to 2008. The increase in revenues was due to additional revenues from new clients and the expansion of services to existing clients, partially offset by loss of certain client contracts.

Operating profit increased $0.5 million, or 6.4%, during 2009 compared to 2008 due to an increase in revenues and a decrease in discretionary and overhead costs partially offset by loss of certain client contracts.

Engineering.  Engineering revenues decreased $14.2 million, or 4.4%, during 2009 compared to 2008, primarily due to the loss of client contracts, principally those with low gross profit margins, and the effects of two less working days in 2009 compared to 2008.

Despite the reduction in revenues, operating profit increased $0.5 million, or 2.8%, during 2009 compared to 2008, primarily due to higher margins generated from contracts with new clients and decreases in discretionary and overhead costs.

Corporate.  Corporate expense increased $30.6 million, or 46.8%, during 2009 compared to 2008.

The increase in Corporate expense was primarily a result of:

•	a $9.4 million adjustment to increase the self-insurance reserves related to prior year claims recorded in 2009 compared to a $22.8 million adjustment to reduce self-insurance reserves related to prior years recorded in 2008. Accordingly, the year-over-year change in the self-insurance reserve adjustments resulted in a decrease in income from continuing operations before income taxes of $32.2 million in 2009 as compared to the year ended October 31, 2008;

•	a $12.2 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems; and

•	a $6.5 million increase in professional fees, payroll and payroll related costs, and costs associated with the centralization of certain back office support functions;

partially offset by:

•	a $9.6 million net legal settlement received in January 2009 from the Company’s former third party administrator of workers’ compensation claims related to poor claims management;

•	a $6.3 million write-off of the deferred costs related to the IBM Master Professional Services Agreement and a $1.5 million charge associated with a legal claim, both of which were recorded in 2008; and

•	a $2.4 million decrease in expenses associated with the integration of OneSource’s operations.

COMPARISON OF 2008 TO 2007

Years Ended			Increase	Increase
October 31,			(Decrease)	(Decrease)
($ in thousands)	2008	2007	$	%

Revenues
Revenues	$3,623,590	$2,706,105	$917,485	33.9%
Expenses
Operating	3,224,696	2,429,694	795,002	32.7%
Selling, general and administrative	287,650	193,658	93,992	48.5%
Amortization of intangible assets	11,735	5,565	6,170	110.9%

Total expense	3,524,081	2,628,917	895,164	34.1%

Operating profit	99,509	77,188	22,321	28.9%
Interest expense	15,193	453	14,740	NM *

Income from continuing operations before income taxes	84,316	76,735	7,581	9.9%
Income taxes	31,585	26,088	5,497	21.1%

Income from continuing operations	52,731	50,647	2,084	4.1%
Discontinued Operations
(Loss) income from discontinued operations, net of taxes	(3,776)	1,793	(5,569)	NM *
Loss on sale of discontinued operations, net of taxes	(3,521)	—	(3,521)	NM *

(Loss) income from discontinued operations, net	(7,297)	1,793	(9,090)	NM *

Net income	$45,434	$52,440	$(7,006)	(13.4)%

*	Not meaningful

Net Income.  Net income in 2008 decreased by $7.0 million, or 13.4%, to $45.4 million ($0.88 per diluted share) from $52.4 million ($1.04 per diluted share) in

2007. Net income includes a loss of $7.3 million ($0.15 per diluted share) and income of $1.8 million ($0.04 per diluted share) from discontinued operations in 2008 and 2007, respectively. The loss from discontinued operations in 2008 was primarily due to a pre-tax goodwill impairment charge of $4.5 million and a $3.5 million loss, net of taxes, on the sale of substantially all the assets of the Lighting segment.

Income from continuing operations.  Income from continuing operations in 2008 increased by $2.1 million, or 4.1%, to $52.7 million from $50.6 million in 2007. The increase was mainly attributable to an increase in operating profit from the acquisition of OneSource and favorable developments in self-insurance reserves during 2008, which were offset by an increase in interest expense and certain corporate expenses. Specifically, the Janitorial segment’s operating profit increased by $31.1 million due to the acquisition of OneSource combined with an organic increase in Janitorial revenues. In addition, the Parking, Security and Engineering segments experienced a combined operating profit increase of $5.1 million primarily due to growth in revenues from new clients and the expansion of services to existing clients. As a result of the integration of OneSource’s operations into the Janitorial segment, the Company has achieved synergies through (1) a reduction in duplicative positions and back office functions, (2) the consolidation of facilities and (3) a reduction in professional fees and other services. Self-insurance expense was $24.5 million lower primarily due to a decrease in self-insurance reserves ($22.8 million) in 2008, related to major and minor programs, as a result of the net favorable developments in the California workers compensation and general liability claims attributable to prior years. (See Note 8 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”)

The favorable impact of these items was partially offset by:

•	a $15.2 million of interest expense attributable to the financing of the OneSource and Southern Management acquisitions;

•	a $13.5 million increase in information technology costs;

•	an addition of $8.5 million of expenses associated with the integration of OneSource’s operations;

•	a $6.3 million write-off of the deferred costs related to the IBM Master Professional Services Agreement;

•	a $3.5 million increase in expenses related to severance, retention bonuses and new hires associated with the move of the Company’s corporate headquarters to New York;

•	a $3.4 million decrease in interest income from lower cash balances; and

•	a $1.6 million increase in costs associated with the rollout of the Shared Services Center in Houston.

Revenues.  Revenues in 2008 increased $917.5 million, or 33.9%, to $3,623.6 million from $2,706.1 million in 2007, primarily due to $817.5 million and $19.1 million of additional revenues from the OneSource and Healthcare Parking Services America, (“HPSA”) acquisitions, which closed on November 14, 2007 and April 2, 2007, respectively. Excluding the OneSource and HPSA revenues, revenues increased by $80.9 million, or 3.0%, in 2008 compared to 2007, which was primarily due to new business and expansion of services in all operating segments. The 2007 Parking revenues included a $5.0 million gain in connection with a termination of an off-parking garage lease during 2007.

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

Excluding OneSource, selling, general and administrative expenses increased $26.0 million, which was primarily due to the following:

•	a $13.5 million increase in information technology costs;

•	an addition of $8.5 million of expenses associated with the integration of OneSource’s operations;

•	a $6.3 million write-off of the deferred costs related to the IBM Master Professional Services Agreement;

•	a $3.5 million increase in expenses related to severance, retention bonuses and new hires associated with the move of the Company’s corporate headquarters to New York; and

•	a $1.6 million increase in costs associated with the rollout of the Shared Services Center in Houston;

partially offset by:

•	the absence of $4.0 million of share-based compensation expense related to the acceleration of price-vested options recognized when target prices for the Company’s common stock were achieved, which was recorded in 2007.

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

Discontinued Operations.  Revenues from discontinued operations increased $2.5 million, or 2.2%, during 2008 compared to 2007, primarily due to increased contract revenues mainly due to the recognition of $8.0 million of deferred revenues in connection with the sale of Lighting, offset by a decrease in time and material, and special project business.

The Company recorded a loss from discontinued operations of $6.6 million ($7.3 million, net of income tax benefits) in October 31, 2008 compared to net income of $3.1 million ($1.8 million, net of income tax provision) in October 31, 2007. The difference was primarily due to a pre-tax goodwill impairment charge of $4.5 million recorded in the second quarter ended April 30, 2008 and a $3.5 million loss, net of taxes, on the sale of the assets associated with the Lighting segment. In response to objective evidence about the implied value of goodwill relating to the Company’s Lighting segment, the Company performed an assessment of goodwill for impairment. The goodwill in the Company’s Lighting segment was determined to be impaired and a non-cash, pre-tax goodwill impairment charge of $4.5 million was recorded, which is included in discontinued operations in the accompanying consolidated statements of income.

The effective tax rate from discontinued operations for the year ended October 31, 2008 was 6.8%, compared to the 41.3% for the year ended October 31, 2007. The effective tax rate for 2008 was a lower benefit than the expected annual rate primarily due to a portion of the goodwill impairment charge being a non-deductible for tax purposes, which reduced the expected tax benefit by $1.3 million.

Segment Information

The Company determined Janitorial, Parking, Security and Engineering to be its reporting segments in accordance with ASC 280 “Segment Reporting” (“ASC 280”). In connection with the discontinued operation of the Lighting segment, the operating results of Lighting are classified as discontinued operations and, as such, are not reflected in the tables below.

Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years, severance costs associated with the integration of OneSource’s operations into the Janitorial segment, the Company’s share based compensation costs, the completion of the corporate move to New York, and certain information technology costs. Until damages and costs are awarded or a matter is settled, the Company also accrues probable and estimable losses associated with pending litigation in Corporate. Segment revenues and operating profits of the continuing reportable segments (Janitorial, Parking, Security, and Engineering) for 2008 and 2007 were as follows:

	Years Ended October 31,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)
($ in thousands)			$	%

Revenues
Janitorial	$2,492,270	$1,621,557	$870,713	53.7%
Parking	475,349	454,964	20,385	4.5%
Security	333,525	321,544	11,981	3.7%
Engineering	319,847	301,600	18,247	6.1%
Corporate	2,599	6,440	(3,841)	(59.6)%

	$3,623,590	$2,706,105	$917,485	33.9%

Operating profit
Janitorial	$118,538	$87,471	$31,067	35.5%
Parking	19,438	20,819	(1,381)	(6.6)%
Security	7,723	4,755	2,968	62.4%
Engineering	19,129	15,600	3,529	22.6%
Corporate	(65,319)	(51,457)	(13,862)	26.9%

Operating profit	99,509	77,188	22,321	28.9%
Interest expense	15,193	453	14,740	NM *

Income from continuing operations before income taxes	$84,316	$76,735	$7,581	9.9%

*	Not meaningful

Janitorial.  Janitorial revenues increased $870.7 million, or 53.7%, during 2008 compared to 2007 primarily due to $817.5 million of additional revenues contributed by OneSource. Excluding the impact of the OneSource acquisition, Janitorial revenues increased by $53.2 million. All Janitorial regions, except the Northeast and Southeast regions, experienced revenues growth which was due to increased business from new clients and price increases to pass through union wage and benefit increases. The decreases within the Northeast and Southeast regions were mainly due to reduced discretionary revenues from the Company’s financial institution clients.

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

Parking.  Parking revenues increased $20.4 million, or 4.5%, during 2008 compared to 2007, primarily due to a $19.1 million increase in revenues contributed by HPSA and a $6.1 million increase in lease and allowance revenues. These increases to Parking revenues were partially offset by the absence of the $5.0 million gain recorded in 2007 associated with the termination of an off-airport parking garage lease in Philadelphia.

Operating profit decreased $1.4 million, or 6.6%, during 2008 compared to 2007 due to the absence of the $5.0 million lease termination gain recorded in 2007, partially offset by $2.2 million of additional profit earned on increased lease and allowance revenues, $1.4 million of additional operating profit contributed by HPSA and a reduction in insurance expense.

Security.  Security revenues increased $12.0 million, or 3.7%, during 2008 compared to 2007, primarily as a result of new clients and the expansion of current clients in the Northwest and Midwest regions.

Operating profit increased by $3.0 million, or 62.4% in 2008 compared to 2007, primarily due to the absence of a $1.7 million litigation settlement recorded in 2007, increased revenues and a reduction in insurance expense.

Engineering.  Engineering revenues increased $18.2 million, or 6.1%, during 2008 compared to 2007, primarily due to growth in revenues from new clients, expansion of services and the cross selling of services to existing clients throughout the Company.

Operating profit increased by $3.5 million, or 22.6%, in 2008 compared to 2007, primarily due to increased revenues, higher profit margins on the new business compared to business replaced, and a reduction in insurance expense.

Corporate.  Corporate expense increased $13.9 million, or 26.9%, in 2008 compared to 2007.

The increase in Corporate expense was primarily a result of:

•	a $13.5 million increase in information technology costs;

•	an addition of $8.5 million of expenses associated with the integration of OneSource’s operations;

•	a $6.3 million write-off of the deferred costs related to the IBM Master Professional Services Agreement;

•	a $3.5 million increase in expenses related to severance, retention bonuses and new hires associated with the move of the Company’s corporate headquarters to New York; and

•	a $1.6 million increase in costs associated with the rollout of the Shared Services Center in Houston;

partially offset by:

•	the decrease in self-insurance expense of $21.5 million due to a decrease in self-insurance reserves ($22.5 million) related to major programs, recorded in Corporate, in 2008 as a result of the net favorable developments in the California workers compensation and general liability claims attributable to prior years. (See Note 8 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”); and

•	in accordance with ASC 205-20, “Presentation of Financial Statements — Discontinued Operations”, general corporate overhead expenses of $1.3 million and $1.7 million in 2008 and 2007, respectively, which were previously included in the operating results of the Lighting segment have been reallocated to the Corporate segment.

Adoption of Accounting Standards

Effective October 31, 2009, the Company adopted ASC105 “GAAP” (“ASC 105”) issued by the Financial Accounting Standards Board (“FASB”) that establishes the ASC as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with the Generally Accepted Accounting Principles (“GAAP”). Upon adoption, all existing accounting standards were superseded and all other accounting literature not included in the ASC is now considered non-authoritative. The adoption of ASC 105 had no impact on the Company’s financial position or operating results as it only amends the referencing to existing accounting standards (other than the Securities and Exchange Commission (“SEC”) guidance).

Effective November 1, 2008, the Company adopted the FASB guidance for measurements and disclosures of assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Further FASB guidance delayed the effective date of the fair value guidance for non-financial assets and liabilities. The Company will adopt the fair value guidance for its non-financial assets and liabilities in fiscal year 2010. On May 1, 2009, the Company adopted the FASB guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance further reemphasizes that the objective of a fair value measurement remains the determination of an exit price. This fair value guidance adopted is included in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for the required disclosures and additional information. The Company’s non-financial assets and liabilities consists of intangible assets acquired through business combinations and long-lived assets when assessing potential impairment.

Effective February 1, 2009, the Company adopted the new FASB guidance related to disclosures about derivative instruments and hedging activities. This guidance, included in ASC 815 “Derivatives and Hedging” (“ASC 815,”) requires additional disclosures for derivative instruments and hedging activities. This guidance requires entities to disclose how and why they use derivatives, how these instruments and the related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. See Note 9 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for the required disclosures.

Effective May 1, 2009, the Company adopted the FASB guidance on interim disclosures about fair value of financial instruments. The updated guidance requires entities to include disclosures regarding the fair value of financial instruments and methods and significant assumptions used to estimate the fair value in their interim financial statements. There were no changes to the required annual disclosures. The fair value guidance regarding the interim disclosures about fair value of financial instruments and the fair value option for financial assets and liabilities is included in ASC 825 “Financial Instruments” (“ASC 825”). See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for the required annual disclosures. Additionally, effective November 1, 2008, the Company adopted the FASB guidance regarding the fair value option for financial assets and liabilities, which permits entities to measure eligible financial instruments at fair value. As the Company did not elect the fair value option for its financial instruments (other than those already measured at fair value in accordance with ASC 820), the adoption of this guidance did not have an impact on the Company’s accompanying consolidated financial statements.

Effective May 1, 2009, the Company adopted the new FASB guidance on recognition and presentation of other-than-temporary impairments. The guidance amends the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporary impaired. This guidance is included in ASC 320 “Investments — Debt and Equity Securities” (“ASC 320”). It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands required disclosures about other-than-temporary impairment for debt and equity securities. See Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information and required disclosures.

Effective July 31, 2009, the Company adopted the new FASB guidance on subsequent events, which is included in ASC 855 “Subsequent Events” (“ASC 855”). The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. See Note 2 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information.

Recent Accounting Pronouncements

In December 2007, the FASB issued updated guidance for accounting for business combinations, which is included in ASC 805 “Business Combinations” (“ASC 805”). The updated guidance better represents the economic value of a business combination transaction. The changes to be effected with the new guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value and all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. In April 2009, the FASB amended the guidance related to contingencies in a business combinations, which is included in ASC 805-20 “Identifiable Assets and Liabilities, and Any Noncontrolling Interest” (“ASC 805-20”). The amendment changes the provisions in ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. It further eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in the updated business combinations guidance and instead carries forward most of the provisions of the previous business combinations guidance for acquired contingencies. The Company anticipates the adoption of the updated business combinations guidance and the subsequent amendment will have an impact on the way in which business combinations will be accounted for compared to current practice. Both pronouncements will be effective beginning with any business combinations that close in fiscal year 2010. Upon adoption on November 1, 2009, the Company will write-off, through earnings, approximately $1.0 million of deferred acquisition costs for acquisitions currently being pursued.

In April 2008, the FASB issued updated guidance about determining the useful life of intangible assets. This guidance is included in ASC 350-30 “General Intangibles Other than Goodwill” (“ASC 350-30”). The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the guidance is to improve the consistency between the useful life of a recognized intangible asset determined under ASC 350 “Intangibles — Goodwill and Other” (“ASC 350”) and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other GAAP. This guidance will be effective beginning in fiscal year 2010.

The Company anticipates that its adoption will have an impact on the way in which the useful lives of intangible assets acquired in a business combination will be determined compared to current practice, if renewal or extension terms are apparent.

In December 2008, the FASB issued updated guidance on employers’ disclosures about postretirement benefit plan assets, which is included in ASC 715 “Compensation — Retirement Benefits” (“ASC 715”). The guidance expands the disclosures set forth in the initial guidance by adding required disclosures about how investment allocation decisions are made by management, major categories of plan assets, and significant concentrations of risk. Additionally the updated guidance requires an employer to disclose information about the valuation of plan assets similar to that required under ASC 820. The updated guidance intends to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan and will be effective beginning in fiscal year 2010. Its adoption will not have an impact on the Company’s consolidated financial position or results of operations as it only amends the required disclosures.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for doubtful accounts, sales allowances, deferred income tax assets and valuation allowances, estimate of useful lives of intangible assets, impairment of goodwill and other intangibles, fair value of auction rate securities, cash flow forecasts, share-based compensation expense, and contingencies and litigation liabilities. The Company bases its estimates on historical experience, known or expected trends, independent valuations and various other assumptions that are believed to be reasonable under the circumstances based on information available as of the date of the issuance of these financial statements. The results of such assumptions form the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The current economic environment and its potential effect on the Company and its clients have combined to increase the uncertainty inherent in such estimates and assumptions. Future results could be significantly affected if actual results were to be different from these estimates and assumptions.

The Company believes the following critical accounting policies govern its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Investments in Auction Rate Securities.  The Company considers its investments in auction rate securities as “available for sale.” Accordingly, auction rate securities are presented at fair value with changes in fair value recorded within other comprehensive income, unless a decline in fair value is determined to be other-than-temporary. The credit loss component of an other-than-temporary decline in fair value is recorded in earnings in the period identified. Fair value is estimated by considering, among other factors, assumptions about: (1) the underlying collateral; (2) credit risks associated with the issuer; (3) contractual maturity; (4) credit enhancements associated with any financial insurance guarantee, if any, which includes the rating of the associated guarantor, (where applicable); and (5) assumptions about when, if ever, the security might be re-financed by the issuer or have a successful auction.

The Company’s determination of whether impairments of its auction rate securities are other-than-temporary is based on an evaluation of several factors, circumstances and known or reasonably supportable trends including, but not limited to: (1) the Company’s intent to not sell the securities; (2) the Company’s assessment that it is not more likely than not that the Company will be required to sell the securities before recovering its costs; (3) expected defaults; (4) the decline in ratings for the auction rate securities or the underlying collateral; (5) the rating of the associated guarantor (where applicable); (6) the nature and value of the underlying collateral expected to service the investment; (7) actual historical performance of the security in servicing its obligations; and (8) actuarial experience of the underlying re-insurance arrangement (where applicable) which in certain circumstances may have preferential rights to the underlying collateral. The Company’s determination of whether an other-than-temporary impairment represents a credit loss is calculated by evaluating the difference between the present value of the cash flows expected to be collected and the securities amortized cost basis. Significant assumptions used in estimating credit losses include: (1) default rates (which are based on published historical default rates of similar securities and consideration of current market trends) and (2) the expected term of the security.

Revenue Recognition.  The Company earns revenues primarily under service contracts that are either fixed price, cost-plus or time and materials based. Revenues are recognized when earned, normally when services are performed. In all forms of service provided by the Company, revenue recognition follows the guidelines under Staff Accounting Bulletin (“SAB”) No. 104, unless another form of guidance takes precedence over SAB No. 104 as mentioned below. Revenues are reported net of applicable sales and use tax imposed on the related transaction.

The Janitorial segment primarily earns revenues from the following types of arrangements: fixed price, cost-plus, and tag (extra service) work. Fixed price arrangements are contracts in which the client agrees to pay a fixed fee every month over the specified contract term. A variation of a fixed price arrangement is a square-foot arrangement. Square-foot arrangements are ones in which monthly billings are fixed, however, the client is given a credit calculated based on vacant square footage that is not serviced. Cost-plus arrangements are ones in which the client agrees to reimburse the Company for the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage. Tag revenues are additional services requested by the client outside of the standard contract terms. This work is usually performed on short notice due to unforeseen events. The Janitorial segment recognizes revenues on each type of arrangement when services are performed.

The Parking segment earns revenues from parking and transportation services. There are three types of arrangements for parking services: managed lot, leased lot and allowance arrangements. Under managed lot arrangements, the Company manages the parking lot for the owner in exchange for a management fee. The revenues and expenses are passed through by the Company to the owner under the terms and conditions of the management contract. The management fee revenues are recognized when services are performed. The Company reports revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Such amounts totaled $231.0 million, $253.7 million and $254.0 million in 2009, 2008 and 2007, respectively. Under leased lot arrangements, the Company leases the parking lot from the owner and is responsible for all expenses incurred, retains all revenues from monthly and transient parkers and pays rent to the owner per the terms and conditions of the lease. Revenues are recognized when services are performed. Under allowance arrangements, the Company is paid a fixed or hourly fee to provide parking and/or transportation services. The Company is then responsible for operating expenses. Revenues are recognized when services are performed.

The Security segment primarily performs scheduled post assignments under one-year service arrangements. Security services for special events are generally performed under temporary service agreements. Scheduled post assignments and temporary service agreements are billed based on actual hours of service at contractually specified rates. Revenues for both types of arrangements are recognized when services are performed.

The Engineering segment provides services primarily under cost-plus arrangements in which the client agrees to reimburse the Company for the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage. Revenues are recognized for these contracts when services are performed.

Self-Insurance Reserves.  The Company is subject to certain insurable risks such as workers’ compensation, general liability, automobile and property damage. The Company maintains commercial insurance policies that provide $150.0 million (or $75.0 million with respect to claims acquired from OneSource in 2008) of coverage for certain risk exposures above the Company’s deductibles (i.e., self-insurance retention limits). The Company’s deductibles, currently and historically, have generally ranged from $0.5 million to $1.0 million per occurrence (in some cases somewhat higher in California). The Company is also responsible for claims in excess of its insurance coverage. Pursuant to the Company’s management and service contracts, the Company allocates a portion of its insurance-related costs to certain clients, including workers’ compensation insurance, at rates that, because of the scale of the Company’s operations and claims experience, are believed to be competitive. A material change in the Company’s insurance costs due to a change in the number of claims, costs or premiums, could have a material effect on operating results. Should the Company be unable to renew its umbrella and other commercial insurance policies at competitive rates, it would have an adverse impact on the Company’s business, as would the incurrence of catastrophic uninsured claims or the inability or refusal of the insurance carriers to pay otherwise insured claims. Further, to the extent that the Company self-insures, deterioration in claims management could increase claim costs. Additionally, although the Company engages third-party experts to assist in estimating appropriate self-insurance accounting reserves, the determination of those reserves is dependent upon significant actuarial judgments that have a material impact on the Company’s reserves. Changes in the Company’s insurance reserves, as a result of periodic evaluations of the related liabilities, will likely cause significant volatility in the Company’s operating results that might not be indicative of the operations of the Company’s ongoing business.

Liabilities for claims under the Company’s self-insurance program are recorded on an undiscounted, claims-incurred basis. Associated amounts that are expected to be recovered by insurance are presented as “insurance recoverables.” Assets and liabilities related to the Company’s insurance programs are classified based upon the timing of expected payment or recovery. The Company allocates current-year insurance expense to its operating segments based upon labor dollars and revenue.

Trade Accounts Receivable Allowances

Allowance for Doubtful Accounts

Trade accounts receivable arise from services provided to the Company’s clients and are generally due and payable on terms varying from receipt of the invoice to net thirty days. The Company records an allowance for doubtful accounts to provide for losses on accounts receivable due to clients inability to pay. The allowance is typically estimated based on an analysis of the historical rate of credit losses or write-offs (due to a client bankruptcy or failure of a former client to pay) and specific client concerns, and known or expected trends. Such analysis is inherently subjective. The Company’s earnings will be impacted in the future to the extent that actual credit loss experience differs from amounts estimated. Changes in the financial condition of the Company’s clients or adverse developments in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk.

Sales Allowance

Sales allowance is an estimate for losses on client receivables resulting from client credits. Credits result from, among other things, client vacancy discounts, job cancellations and property damage. The sales allowance estimate is based on an analysis of the historical rate of sales adjustments (credit memos, net of re-bills) and considers known current or expected trends. Such analysis is inherently subjective. The Company’s earnings will be impacted in the future to the extent that actual credit experience differs from amounts estimated.

Long-Lived Assets Other Than Goodwill.  The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment is recorded for the excess of the carrying amount over the estimated fair value, which is generally determined using discounted future cash flows.

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

Goodwill.  Goodwill represents the excess of costs over the fair value of net assets of the acquired businesses. The Company assesses impairment of goodwill at least annually as of August 1 at the reporting unit level (which for the Company is represented by each operating segment). The impairment test is performed in two steps: (i) the Company determines whether impairment exists by comparing the estimated fair value of the reporting unit with the carrying amount; and (ii) if an indication of impairment exists, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with its carrying amount.

Income Taxes.  Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured using enacted tax rates for the years in which those temporary differences are expected to be recovered or settled. If the enacted rates in future years differ from the rates expected to apply, an adjustment of the net deferred tax assets will be required. Additionally, if management determines it is more likely than not that a portion of the Company’s deferred tax assets will not be realized, a valuation allowance is recorded. At October 31, 2009, we had unrecognized tax benefits of $102.3 million , all of which, if recognized, would impact the Company’s effective tax rate.

Contingencies and Litigation.  Loss contingencies are recorded as liabilities when it is both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As long as the Company believes that a loss in litigation is not probable, then no liability will be recorded unless the parties agree upon a settlement, which may occur because the Company wishes to avoid the costs of litigation. Expected costs of resolving contingencies, which includes the use of third-party service providers, are accrued as the services are rendered.

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

Interest Rate Risk

Line of Credit

The Company’s exposure to interest rate risk relates primarily to its cash equivalents and London Interbank Offered Rate (“LIBOR”) and Interbank Offered Rate (“IBOR”) based borrowings under the $450.0 million five year syndicated line of credit that expires in November 2012. At October 31, 2009, outstanding LIBOR and IBOR based borrowings of $172.5 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 60 days, the line of credit extends through November 2012, subject to the terms of the line of credit. The Company anticipates borrowing similar amounts for periods of one week to three months. A hypothetical 1% increase in interest rates during 2009 on the average outstanding borrowings under the Company’s line of credit, net of the interest rate swap agreement, would have added approximately $1.4 million of additional interest expense in 2009.

Interest Rate Swap

On February 19, 2009, the Company entered into a two-year interest rate swap agreement with an underlying notional amount of $100.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 1.47%, This swap is intended to hedge the interest risk associated with $100.0 million of the Company’s floating-rate, LIBOR-based debt. The critical terms of the swap match the terms of the debt, resulting in no hedge ineffectiveness. On an ongoing basis (no less than once each quarter), the Company assesses whether its LIBOR-based interest payments are probable of being paid during the life of the hedging relationship. The Company also assesses the counterparty credit risk, including credit ratings and potential non-performance of the counterparty when determining the fair value of the swap.

As of October 31, 2009, the fair value of the interest rate swap was a $1.0 million liability, which is included in Retirement plans and other on the accompanying consolidated balance sheet. The effective portion of this cash flow hedge is recorded as accumulated other comprehensive loss in the Company’s accompanying consolidated balance sheet and reclassified into interest expense in the Company’s accompanying consolidated statements of income in the same period during which the hedged transaction affects earnings. Any ineffective portion of the hedge is recorded immediately to interest expense. No ineffectiveness existed at October 31, 2009. The amount included in accumulated other comprehensive loss is $1.0 million ($0.6 million, net of taxes).

Investment in Auction Rate Securities

At October 31, 2009, the Company held investments in auction rate securities from five different issuers having an aggregate original principal amount of $25.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). A hypothetical 1% increase in interest rates during 2009 would have added approximately $0.3 million of additional interest income in 2009.

Foreign Currency

Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ABM Industries Incorporated:

We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedule II. We have also audited ABM Industries Incorporated’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ABM Industries Incorporated’s management is responsible for these consolidated financial statements, the related financial statement Schedule II, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, ABM Industries Incorporated maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

New York, New York
December 22, 2009

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

October 31,	2009	2008
(In thousands, except share amounts)

		(Note 2)

Assets
Current assets
Cash and cash equivalents	$34,153	$26,741
Trade accounts receivable, net of allowances of $10,772 and $12,466 at October 31, 2009 and 2008, respectively	445,241	473,263
Prepaid income taxes	13,473	7,097
Current assets of discontinued operations	10,787	34,508
Prepaid expenses	38,781	45,030
Notes receivable and other	21,374	11,981
Deferred income taxes, net	52,171	57,463
Insurance recoverables	5,017	5,017

Total current assets	620,997	661,100

Non-current assets of discontinued operations	4,567	11,205
Insurance deposits	42,500	42,506
Other investments and long-term receivables	6,240	4,470
Deferred income taxes, net	63,444	88,704
Insurance recoverables	67,100	66,600
Other assets	32,446	23,310
Investments in auction rate securities	19,531	19,031
Property, plant and equipment, net of accumulated depreciation of $92,563 and $85,377 at October 31, 2009 and 2008, respectively	56,892	61,067
Other intangible assets, net of accumulated amortization of $43,464 and $32,571 at October 31, 2009 and 2008, respectively	60,199	62,179
Goodwill	547,237	535,772

Total assets	$1,521,153	$1,575,944

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$84,701	$104,930
Accrued liabilities
Compensation	93,095	88,951
Taxes — other than income	17,539	20,270
Insurance claims	78,144	84,272
Other	66,279	76,590
Income taxes payable	1,871	2,025
Current liabilities of discontinued operations	1,065	10,082

Total current liabilities	342,694	387,120

Income taxes payable	17,763	15,793
Line of credit	172,500	230,000
Retirement plans and other	32,963	37,095
Insurance claims	268,183	261,885

Total liabilities	834,103	931,893

Commitment and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,688,218 and 57,992,072 shares issued at October 31, 2009 and 2008, respectively	517	581
Additional paid-in capital	176,480	284,094
Accumulated other comprehensive loss, net of taxes	(2,423)	(3,422)
Retained earnings	512,476	485,136
Cost of treasury stock (7,028,500 shares at October 31, 2009)	—	(122,338)

Total stockholders’ equity	687,050	644,051

Total liabilities and stockholders’ equity	$1,521,153	$1,575,944

     See accompanying notes to the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years ended October 31,	2009	2008	2007
(In thousands, except per share data)

Revenues	$3,481,823	$3,623,590	$2,706,105
Expenses
Operating	3,114,699	3,224,696	2,429,694
Selling, general and administrative	263,633	287,650	193,658
Amortization of intangible assets	11,384	11,735	5,565

Total expenses	3,389,716	3,524,081	2,628,917

Operating profit	92,107	99,509	77,188
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	3,695	—	—
Impairments recognized in other comprehensive income	(2,129)	—	—
Interest expense	5,881	15,193	453

Income from continuing operations before income taxes	84,660	84,316	76,735
Provision for income taxes	29,170	31,585	26,088

Income from continuing operations	55,490	52,731	50,647
Discontinued Operations
(Loss) income from discontinued operations, net of taxes	(1,197)	(3,776)	1,793
Loss on sale of discontinued operations, net of taxes of $1,008	—	(3,521)	—

(Loss) income from discontinued operations, net	(1,197)	(7,297)	1,793

Net income	$54,293	$45,434	$52,440

Net income per common share — Basic
Income from continuing operations	$1.08	$1.04	$1.02
(Loss) income from discontinued operations	(0.02)	(0.14)	0.04

Net Income	$1.06	$0.90	$1.06

Net income per common share — Diluted
Income from continuing operations	$1.07	$1.03	$1.00
(Loss) income from discontinued operations	(0.02)	(0.15)	0.04

Net Income	$1.05	$0.88	$1.04

Weighted-average common and common equivalent shares outstanding
Basic	51,373	50,519	49,496
Diluted	51,845	51,386	50,629
Dividends declared per common share	$0.52	$0.50	$0.48

See accompanying notes to the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
(In thousands)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance October 31, 2006	55,663	$557	(7,028)	$(122,338)	$225,796	$149	$437,083	$541,247
Comprehensive income:
Net income	—	—	—	—	—	—	52,440	52,440
Foreign currency translation	—	—	—	—	—	520	—	520

Comprehensive income	—	—	—	—	—	—	—	52,960
Adjustment to initially apply ASC 715, net of taxes	—	—	—	—	—	211	—	211
Dividends:
Common stock	—	—	—	—	—	—	(23,805)	(23,805)
Tax benefit from exercise of stock options	—	—	—	—	4,046	—	—	4,046
Stock issued under employees’ stock purchase and option plans	1,385	14	—	—	23,181	—	(255)	22,940
Share-based compensation expense	—	—	—	—	8,159	—	—	8,159

Balance October 31, 2007	57,048	$571	(7,028)	$(122,338)	$261,182	$880	$465,463	$605,758
Comprehensive income:
Net income	—	—	—	—	—	—	45,434	45,434
Unrealized loss on auction rate securities, net of taxes of $2,348	—	—	—	—	—	(3,621)	—	(3,621)
Foreign currency translation, net of taxes of $590	—	—	—	—	—	(909)	—	(909)
Actuarial gain — Adjustments to pension & other post-retirement benefit plans, net of taxes of $148	—	—	—	—	—	228	—	228

Comprehensive income	—	—	—	—	—	—	—	41,132
Dividends:
Common stock	—	—	—	—	—	—	(25,271)	(25,271)
Tax benefit from exercise of stock options	—	—	—	—	899	—	—	899
Stock issued under employees’ stock purchase and option plans	944	10	—	—	14,818	—	(490)	14,338
Share-based compensation expense	—	—	—	—	7,195	—	—	7,195

Balance October 31, 2008	57,992	$581	(7,028)	$(122,338)	$284,094	$(3,422)	$485,136	$644,051
Comprehensive income:
Net income	—	—	—	—	—	—	54,293	54,293
Unrealized gain on auction rate securities, net of taxes of $203	—	—	—	—	—	297	—	297
Reclass adjustment for credit losses recognized in earnings, net of taxes of $636	—	—	—	—	—	930	—	930
Foreign currency translation, net of taxes of $241	—	—	—	—	—	577	—	577
Actuarial loss — Adjustments to pension & other post-retirement benefit plans, net of taxes of $139	—	—	—	—	—	(203)	—	(203)
Unrealized loss on interest rate swaps, net of taxes of $412	—	—	—	—	—	(602)	—	(602)

Comprehensive income	—	—	—	—	—	—	—	55,292
Dividends:
Common stock	—	—	—	—	—	—	(26,727)	(26,727)
Tax benefit from exercise of stock options	—	—	—	—	(1,314)	—	—	(1,314)
Stock issued under employees’ stock purchase and option plans	724	6	—	—	8,557	—	(226)	8,337
Share-based compensation expense	—	—	—	—	7,411	—	—	7,411
Treasury stock retirement	(7,028)	(70)	7,028	122,338	(122,268)	—	—	—

Balance October 31, 2009	51,688	$517	—	$—	$176,480	$(2,423)	$512,476	$687,050

See accompanying notes to the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended October 31,	2009	2008	2007
(In thousands)

		(Note 2)	(Note 2)

Cash flows from operating activities:
Net income	$54,293	$45,434	$52,440
(Loss) income from discontinued operations, net of taxes	(1,197)	(7,297)	1,793

Income from continuing operations	55,490	52,731	50,647
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization of intangible assets	33,325	28,075	17,205
Deferred income taxes	16,191	28,156	2,339
Share-based compensation expense	7,411	7,195	8,159
Provision for bad debt	3,960	4,954	1,295
Discount accretion on insurance claims	1,248	1,766	—
Auction rate security credit loss impairment	1,566	—	—
Loss on sale of assets	(941)	(23)	(352)
Changes in assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	19,931	(34,333)	8,079
Inventories	(1,059)	189	170
Prepaid expenses and other current assets	(372)	6,753	(16,247)
Insurance recoverables	(500)	3,401	(2,712)
Other assets and long-term receivables	(8,764)	1,424	3,104
Income taxes payable	12,623	(1,053)	(39,442)
Retirement plans and other non-current liabilities	(5,144)	(6,659)	(365)
Insurance claims	(1,497)	(17,900)	12,666
Trade accounts payable and other accrued liabilities	(12,213)	(12,401)	10,681

Total adjustments	65,765	9,544	4,580

Net cash provided by continuing operating activities	121,255	62,275	55,227
Net cash provided by (used in) discontinued operating activities	19,616	6,032	(932)

Net cash provided by operating activities	140,871	68,307	54,295

Cash flows from investing activities:
Additions to property, plant and equipment	(18,582)	(34,063)	(20,184)
Proceeds from sale of assets	2,165	1,784	961
Purchase of businesses	(21,050)	(422,883)	(10,311)
Investment in auction rate securities	—	—	(534,750)
Proceeds from sale of auction rate securities	—	—	509,750

Net cash used in continuing investing activities	(37,467)	(455,162)	(54,534)
Net cash provided by (used in) discontinued investing activities	—	33,640	(260)

Net cash used in investing activities	(37,467)	(421,522)	(54,794)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	6,331	14,620	26,495
Dividends paid	(26,727)	(25,271)	(23,805)
Deferred financing costs paid	—	(1,616)	—
Borrowings from line of credit	638,000	810,500	—
Repayment of borrowings from line of credit	(695,500)	(580,500)	—
Net (decrease) increase in book cash overdraft	(18,096)	14,506	4,274

Net cash (used in) provided by financing activities	(95,992)	232,239	6,964

Net increase (decrease) in cash and cash equivalents	7,412	(120,976)	6,465
Cash and cash equivalents at beginning of year	26,741	147,717	141,252

Cash and cash equivalents at end of year	$34,153	$26,741	$147,717

Supplemental Data:
Cash paid for income taxes, net of refunds received	$1,426	$3,529	$59,005
Excess tax benefit from exercise of options	57	28	4,046
Cash received from exercise of options	7,145	13,721	22,449
Interest paid on line of credit	4,740	12,626	—
Non-cash investing activities:
Common stock issued for business acquired	$1,198	$621	$491

See accompanying notes to the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND NATURE OF OPERATIONS

ABM Industries Incorporated (“ABM”), through its subsidiaries (collectively, the “Company,”) is a leading facility services contractor providing janitorial, parking, security and engineering services for commercial, industrial, institutional and retail facilities primarily throughout the United States. The Company was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of ABM Industries Incorporated and its consolidated subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for doubtful accounts, sales allowances, deferred income tax assets and valuation allowances, estimate of useful lives of intangible assets, impairment of goodwill and other intangibles, fair value of auction rate securities, cash flow forecasts, share-based compensation expense, and contingencies and litigation liabilities. The Company bases its estimates on historical experience, known or expected trends, independent valuations and various other assumptions that are believed to be reasonable under the circumstances based on information available as of the date of the issuance of these financial statements. The results of such assumptions form the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The current economic environment and its potential effect on the Company and its clients have combined to increase the uncertainty inherent in such estimates and assumptions. Future results could be significantly affected if actual results were to be different from these estimates and assumptions.

In preparing the accompanying consolidated financial statements, the Company has evaluated subsequent events and transactions for potential recognition and/or disclosure through December 22, 2009, which is the date the accompanying consolidated financial statements were issued.

Immaterial Correction

The presentation of the accompanying consolidated balance sheet as of October 31, 2008, and the consolidated statements of cash flows for the years ended October 31, 2008 and 2007, corrects the presentation of cash related to offsetting of positive and negative book cash balances. The effects of the correction, which had no impact on the Company’s previously reported earnings for any periods, are presented in the following table:

	October 31, 2008
	As Previously	As
(In thousands)	Reported	Corrected

Cash and cash equivalents	$710	$26,741
Trade accounts payable	$70,034	$104,930
Other accrued liabilities	$85,455	$76,590

	Year Ended		Year Ended
	October 31, 2008		October 31, 2007
	As Previously	As	As Previously	As
(In thousands)	Reported	Corrected	Reported	Corrected

Net cash provided by financing activities	$217,733	$232,239	$2,690	$6,964

Significant Accounting Policies

Cash and Cash Equivalents. The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company presents the change in cash book overdrafts (i.e., negative cash balances that have not been presented for payment by the bank) as cash flows from financing activities.

Investments in Auction Rate Securities. The Company considers its investments in auction rate securities as “available for sale.” Accordingly, auction rate securities are presented at fair value with changes in fair value recorded within other comprehensive income, unless a decline in fair value is determined to be other-than-temporary. The credit loss component of an other-than-temporary decline in fair value is recorded in earnings in the period identified. See Note 5, “Auction Rate Securities,” for additional information.

Revenue Recognition. The Company earns revenues primarily under service contracts that are either fixed price, cost-plus or time and materials based.

Revenues are recognized when earned, normally when services are performed. In all forms of service provided by the Company, revenue recognition follows the guidelines under Staff Accounting Bulletin (“SAB”) No. 104, unless another form of guidance takes precedence over SAB No. 104 as mentioned below. Revenues are reported net of applicable sales and use tax imposed on the related transaction.

The Janitorial segment primarily earns revenues from the following types of arrangements: fixed price, cost-plus, and tag (extra service) work. Fixed price arrangements are contracts in which the client agrees to pay a fixed fee every month over the specified contract term. A variation of a fixed price arrangement is a square-foot arrangement. Square-foot arrangements are ones in which monthly billings are fixed, however, the client is given a credit calculated based on vacant square footage that is not serviced. Cost-plus arrangements are ones in which the client agrees to reimburse the Company for the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage. Tag revenues are additional services requested by the client outside of the standard contract terms. This work is usually performed on short notice due to unforeseen events. The Janitorial segment recognizes revenues on each type of arrangement when services are performed.

The Parking segment earns revenues from parking and transportation services. There are three types of arrangements for parking services: managed lot, leased lot and allowance arrangements. Under managed lot arrangements, the Company manages the parking lot for the owner in exchange for a management fee. The revenues and expenses are passed through by the Company to the owner under the terms and conditions of the management contract. The management fee revenues are recognized when services are performed. The Company reports revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Such amounts totaled $231.0 million, $253.7 million and $254.0 million for years ended October 31, 2009, 2008 and 2007, respectively. Under leased lot arrangements, the Company leases the parking lot from the owner and is responsible for all expenses incurred, retains all revenues from monthly and transient parkers and pays rent to the owner per the terms and conditions of the lease. Revenues are recognized when services are performed. Under allowance arrangements, the Company is paid a fixed or hourly fee to provide parking and/or transportation services. The Company is then responsible for operating expenses. Revenues are recognized when services are performed.

The Security segment primarily performs scheduled post assignments under one-year service arrangements. Security services for special events are generally performed under temporary service agreements. Scheduled post assignments and temporary service agreements are billed based on actual hours of service at contractually specified rates. Revenues for both types of arrangements are recognized when services are performed.

The Engineering segment provides services primarily under cost-plus arrangements in which the client agrees to reimburse the Company for the full amount of wages, payroll taxes, insurance charges and other expenses plus a profit percentage. Revenues are recognized for these contracts when services are performed.

Self-Insurance Reserves. The Company is subject to certain insurable risks such as workers’ compensation, general liability, automobile and property damage. The Company maintains commercial insurance policies that provide $150.0 million (or $75.0 million with respect to claims acquired from OneSource in the year ended October 31, 2008) of coverage for certain risk exposures above the Company’s deductibles (i.e., self-insurance retention limits). The Company’s deductibles, currently and historically, have generally ranged from $0.5 million to $1.0 million per occurrence (in some cases somewhat higher in California). The Company is also responsible for claims in excess of its insurance coverage. Pursuant to the Company’s management and service contracts, the Company allocates a portion of its insurance-related costs to certain clients, including workers’ compensation insurance, at rates that, because of the scale of the Company’s operations and claims experience, are believed to be competitive. A material change in the Company’s insurance costs due to a change in the number of claims, costs or premiums, could have a material effect on operating results. Should the Company be unable to renew its umbrella and other commercial insurance policies at competitive rates, it would have an adverse impact on the Company’s business, as would the incurrence of catastrophic uninsured claims or the inability or refusal of the insurance carriers to pay otherwise insured claims. Further, to the extent that the Company self-insures, deterioration in claims management could increase claim costs. Additionally, although the Company engages third-party experts to assist in estimating appropriate self-insurance accounting reserves, the determination of those reserves is dependent upon significant actuarial judgments that have a material impact on the Company’s reserves. Changes in the Company’s insurance reserves, as a result of periodic evaluations of the related liabilities, will likely cause significant volatility in the Company’s operating results that might not be indicative of the operations of the Company’s ongoing business.

Liabilities for claims under the Company’s self-insurance program are recorded on an undiscounted, claims-incurred basis. Associated amounts that are expected to be recovered by insurance are presented as “insurance recoverables.” Assets and liabilities related to the Company’s insurance programs are classified based upon the timing of expected payment or recovery. The Company allocates current-year insurance expense to its operating segments based upon labor dollars and revenue.

In connection with the OneSource acquisition (see Note 3, “Acquisitions,”) acquired insurance claims liabilities were recorded at their fair values at the acquisition date, which was based on the present value of the expected future cash flows. These discounted liabilities are being accreted through charges to interest expense as the carrying amounts are brought to an undiscounted amount. The method of accretion approximates the effective interest yield method using the rate a market participant would use in determining the current fair value of the insurance claim liabilities. Included in interest expense in the year ended October 31, 2009 and 2008 were $1.2 million and $1.8 million of interest accretion related to OneSource insurance claims liabilities, respectively.

Trade Accounts Receivable Allowances

Allowance for Doubtful Accounts.

Trade accounts receivable arise from services provided to the Company’s clients and are generally due and payable on terms varying from receipt of the invoice to net thirty days. The Company records an allowance for doubtful accounts to provide for losses on accounts receivable due to clients inability to pay. The allowance is typically estimated based on an analysis of the historical rate of credit losses or write-offs (due to a client bankruptcy or failure of a former client to pay) and specific client concerns, and known or expected trends. Such analysis is inherently subjective. The Company’s earnings will be impacted in the future to the extent that actual credit loss experience differs from amounts estimated. Changes in the financial condition of the Company’s clients or adverse developments in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk.

Sales Allowance

Sales allowance is an estimate for losses on client receivables resulting from client credits. Credits result from, among other things, client vacancy discounts, job cancellations and property damage. The sales allowance estimate is based on an analysis of the historical rate of sales adjustments (credit memos, net of re-bills) and considers known current or expected trends. Such analysis is inherently subjective. The Company’s earnings will be impacted in the future to the extent that actual credit experience differs from amounts estimated.

Property, Plant and Equipment. Property, plant and equipment is recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over estimated useful lives, ranging from: 3 to 5 years for transportation equipment and capitalized internal-use software costs; 2 to 20 years for machinery and equipment; and 20 to 40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term (including renewals that are deemed to be reasonably assured at the date that the leasehold improvements are purchased).

Long-Lived Assets Other Than Goodwill. The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment is recorded for the excess of the carrying amount over the estimated fair value, which is generally determined using discounted future cash flows.

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

Goodwill. Goodwill represents the excess of costs over the fair value of net assets of the acquired businesses. The Company assesses impairment of goodwill at least annually as of August 1 at the reporting unit level (which for the Company is represented by each operating segment). The impairment test is performed in two steps: (i) the Company determines whether impairment exists by comparing the estimated fair value of the reporting unit with the carrying amount; and (ii) if an indication of impairment exists, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with its carrying amount.

Other Accrued Liabilities. Other accrued liabilities as of October 31, 2009 and 2008 primarily consists of employee benefits, dividends payable, loss contingencies, rent payable, and unclaimed property.

Share-Based Compensation. Share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures). The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The fair value of restricted stock and performance awards is determined based on the number of shares granted and the grant date fair value of the award. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Stock option exercises and restricted stock and performance award issuances are expected to be fulfilled with new shares of common stock. The compensation cost is included in selling, general and administrative expenses and is amortized on a straight-line basis over the vesting term.

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

Years Ended October 31,
(In thousands, except per share data)	2009	2008	2007

Income from continuing operations	$55,490	$52,731	$50,647
(Loss) income from discontinued operations, net of taxes	(1,197)	(7,297)	1,793

Net income	$54,293	$45,434	$52,440

Weighted-average common shares outstanding — Basic	51,373	50,519	49,496
Effect of dilutive securities:
Stock options	241	652	1,047
Restricted stock units	180	145	86
Performance shares	51	70	—

Weighted-average common shares outstanding — Diluted	51,845	51,386	50,629

Net income per common share
Basic	$1.06	$0.90	$1.06
Diluted	$1.05	$0.88	$1.04

The diluted net income per common share excludes certain stock options and RSUs since the effect of including these stock options and restricted stock units would have been anti-dilutive as follows:

Years Ended October 31,
(In thousands)	2009	2008	2007

Stock options	2,017	781	341
Restricted stock units	206	98	28

Contingencies and Litigation. Loss contingencies are recorded as liabilities when it is both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As long as the Company believes that a loss in litigation is not probable, then no liability will be recorded unless the parties agree upon a settlement, which may occur because the Company wishes to avoid the costs of litigation. Expected costs of resolving contingencies, which includes the use of third-party service providers, are accrued as the services are rendered.

Accumulated Other Comprehensive Income (Loss). Comprehensive income consists of net income and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such other comprehensive income items consist primarily of unrealized foreign currency translation gains and losses, unrealized gains and losses on auction rate securities, unrealized losses on interest rate swap and actuarial adjustments to pension and other post-retirement benefit plans, net of tax effects.

Adoption of Accounting Standards

Effective October 31, 2009, the Company adopted ASC 105 “GAAP” (“ASC 105”) issued by the Financial Accounting Standards Board (“FASB”) that establishes the ASC as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP. Upon adoption, all existing accounting standards were superseded and all other accounting literature not included in the ASC is now considered non-authoritative. The adoption of ASC 105 had no impact on the Company’s financial position or operating results as it only amends the referencing to existing accounting standards (other than the Securities and Exchange Commission (“SEC”) guidance).

Effective November 1, 2008, the Company adopted the FASB guidance for measurements and disclosures of assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Further FASB guidance delayed the effective date of the fair value guidance for non-financial assets and liabilities. The Company will adopt the fair value guidance for its non-financial assets and liabilities in fiscal year 2010. On May 1, 2009, the Company adopted the FASB guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance further reemphasizes that the objective of a fair value measurement remains the determination of an exit price. This fair value guidance adopted is included in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 4, “Fair Value Measurements,” for the required disclosures and additional information. The Company’s non-financial assets and liabilities consists of intangible assets acquired through business combinations and long-lived assets when assessing potential impairment.

Effective February 1, 2009, the Company adopted the new FASB guidance related to disclosures about derivative instruments and hedging activities. This guidance, included in ASC 815 “Derivatives and Hedging” (“ASC 815,”) requires additional disclosures for derivative instruments and hedging activities. This guidance requires entities to disclose how and why they use derivatives, how these instruments and the related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. See Note 9, “Line of Credit Facility,” for the required disclosures.

Effective May 1, 2009, the Company adopted the FASB guidance on interim disclosures about fair value of financial instruments. The updated guidance requires entities to include disclosures regarding the fair value of financial instruments and methods and significant assumptions used to estimate the fair value in their interim financial statements. There were no changes to the required annual disclosures. The fair value guidance regarding the interim disclosures about fair value of financial instruments and the fair value option for financial assets and liabilities is included in ASC 825 “Financial Instruments” (“ASC 825”). See Note 4, “Fair Value Measurements,” for the required annual disclosures. Additionally, effective November 1, 2008, the Company adopted the FASB guidance regarding the fair value option for financial assets and liabilities, which permits entities to measure eligible financial instruments at fair value. As the Company did not elect the fair value option for its financial instruments (other than those already measured at fair value in accordance with ASC 820), the adoption of this guidance did not have an impact on its accompanying consolidated financial statements.

Effective May 1, 2009, the Company adopted the new FASB guidance on recognition and presentation of other-than-temporary impairments. The guidance amends the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporary impaired. This guidance is included in ASC 320. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands required disclosures about other-than-temporary impairment for debt and equity securities. See Note 5, “Auction Rate Securities,” for additional information and required disclosures.

Effective July 31, 2009, the Company adopted the new FASB guidance on subsequent events, which is included in ASC 855 “Subsequent Events” (“ASC 855”). The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. See the “Basis of Presentation” section above for additional information.

Recent Accounting Pronouncements

In December 2007, the FASB issued updated guidance for accounting for business combinations, which is included in ASC 805 “Business Combinations” (“ASC 805”). The updated guidance better represents the economic value of a business combination transaction. The changes to be effected with the new guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value and all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. In April 2009, the FASB amended the guidance related to contingencies in a business combinations, which is included in ASC 805-20 “Identifiable Assets and Liabilities, and Any Noncontrolling Interest” (“ASC 805-20”). The amendment changes the provisions in ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. It further eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in the updated business combinations guidance and instead carries forward most of the provisions of the previous business combinations guidance for acquired contingencies. The Company anticipates the adoption of the updated business combinations guidance and the subsequent amendment will have an impact on the way in which business combinations will be accounted for compared to current practice. Both pronouncements will be effective beginning with any business combinations that close in fiscal year 2010. Upon adoption on November 1, 2009, the Company will write-off, through earnings, approximately $1.0 million of deferred acquisition costs for acquisitions currently being pursued.

In April 2008, the FASB issued updated guidance about determining the useful life of intangible assets. This guidance is included in ASC 350-30 “General Intangibles Other than Goodwill” (“ASC 350-30”). The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the guidance is to improve the consistency between the useful life of a recognized intangible asset determined under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other GAAP. This guidance will be effective beginning in fiscal year 2010. The Company anticipates that its adoption will have an impact on the way in which the useful lives of intangible assets acquired in a business combination will be determined compared to current practice, if renewal or extension terms are apparent.

In December 2008, the FASB issued updated guidance on employers’ disclosures about postretirement benefit plan assets, which is included in ASC 715 “Compensation — Retirement Benefits” (“ASC 715”). The guidance expands the disclosures set forth in the initial guidance by adding required disclosures about how investment allocation decisions are made by management, major categories of plan assets, and significant concentrations of risk. Additionally the updated guidance requires an employer to disclose information about the valuation of plan assets similar to that required under ASC 820. The updated guidance intends to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan and will be effective beginning in fiscal year 2010. Its adoption will not have an impact on the Company’s accompanying consolidated financial position or results of operations as it only amends the required disclosures.

3.	ACQUISITIONS

The operating results generated by businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price (including subsequent contingent purchase price considerations) over the fair value of the net tangible and intangible assets acquired is included in goodwill. Most of the Company’s purchase agreements provide for initial payments and contingent payments based on the annual pre-tax income or other financial parameters for subsequent periods, ranging generally from two to five years.

Control Building Services, Inc., Control Engineering Services, Inc. and TTF, Inc.

Effective May 1, 2009, the Company acquired certain assets (primarily customer contracts and relationships) of Control Building Services, Inc., Control Engineering Services, Inc., and TTF, Inc., for $15.1 million in cash, which includes direct acquisition costs of $0.1 million, plus additional consideration of up to $1.6 million, payable in three equal installments of $0.5 million, contingent upon the achievement of certain revenue targets during the three year period commencing on May 1, 2009. The acquisition closed on May 8, 2009 and was accounted for under the purchase method of accounting. The acquisition expands the Company’s janitorial and engineering service offerings to clients in the Northeast region.

The purchase price and related allocations are summarized as follows:

(In thousands)

Initial payment	$15,000
Acquisition costs	81

Total cash consideration	$15,081

Allocated to:
Customer contracts and relationships	$9,080
Property, plant, and equipment	407
Goodwill	5,594

$15,081

The acquired customer contracts and relationships, classified as intangible assets, will be amortized using the sum-of-the-years-digits method over their useful lives of 12 years, which is consistent with the estimated useful life considerations used in the determination of their fair values. Goodwill of $5.6 million was assigned to the Janitorial and Engineering segments in the amounts of $4.4 million and $1.2 million, respectively. Intangible assets were assigned to the Janitorial and Engineering segments in the amounts of $7.2 million and $1.9 million, respectively. Pro forma financial information for this acquisition is not material to the Company’s financial statements.

Contingent Payments

Total additional consideration paid in cash and with the Company’s common stock in the year ended October 31, 2009 for other earlier acquisitions was $6.0 million and $1.2 million, respectively. These contingent payments were based on performance subsequent to the date of acquisition. The total additional consideration has been recorded as goodwill.

The Company made the following acquisitions during the year ended October 31, 2008:

OneSource

On November 14, 2007, the Company acquired OneSource for an aggregate purchase price of $390.5 million, including payment of OneSource’s $21.5 million line of credit and direct acquisition costs of $4.0 million. OneSource provides facilities services including janitorial, landscaping, general repair and maintenance and other specialized services, for commercial, industrial, institutional and retail client facilities, primarily in the United States. OneSource’s operations are included in the Company’s Janitorial segment from the date of acquisition. The OneSource acquisition was accounted for using the purchase method of accounting. During the year ended October 31, 2009, the Company further adjusted goodwill related to its acquisition of OneSource by $1.2 million for professional fees, legal reserves for litigation that commenced prior to the acquisition, additional workers’ compensation insurance liabilities and certain deferred income taxes.

The final purchase price and related allocations are summarized as follows:

(In thousands)

Paid to OneSource shareholders	$365,000
Payment of OneSource’s pre-existing line of credit	21,474
Acquisition costs	4,017

Total cash consideration	$390,491

Allocated to:
Trade accounts receivable	94,552
Other current assets	12,223
Insurance recoverables	19,118
Insurance deposits	42,502
Property, plant, and equipment	9,510
Identifiable intangible assets	48,700
Net deferred income tax assets	78,095
Other non-current assets	10,389
Current liabilities	(70,289)
Insurance claims	(101,666)
Other non-current liabilities	(21,026)
Minority interest	(5,384)
Goodwill	273,767

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

Southern Management Company

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

The Company made the following acquisition during the year ended October 31, 2007:

On April 2, 2007, the Company acquired substantially all of the operating assets of HealthCare Parking Systems of America, Inc., a provider of healthcare-related parking services based in Tampa, Florida, for $7.1 million in cash, plus additional consideration based on the financial performance of the acquired business over the three years following the acquisition. Additional consideration paid in the years ended October 31, 2009 and 2008 were $4.0 million and $1.7 million, respectively, which were allocated to goodwill. If certain growth thresholds are achieved, additional payments will be required in years four and five. HealthCare Parking Systems of America, Inc. was a provider of premium parking management services exclusively to hospitals, health centers, and medical office buildings across the United States. Of the total initial payment, $5.2 million was allocated to customer relationship intangible assets (amortized over a useful life of 14 years under the sum-of-the-year-digits method), $0.8 million to trademarks intangible assets (amortized over a useful life of 10 years under the straight-line method), $1.0 million to goodwill, and $0.1 million to other assets.

4.	FAIR VALUE MEASURMENTS

As defined in ASC 820, fair value is determined based on inputs or assumptions that market participants would use in pricing an asset or a liability. These assumptions consist of (1) observable inputs — market data obtained from independent sources, or (2) unobservable inputs - market data determined using the Company’s own assumptions about valuation. ASC 820 establishes a hierarchy to prioritize the inputs to valuation techniques, with the highest priority being given to Level 1 inputs and the lowest priority to Level 3 inputs, as described below:

Level 1 — Quoted prices for identical instruments in active markets;

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets; and

Level 3 — Unobservable inputs.

Effective May 1, 2009, the Company adopted further FASB guidance under ASC 820 on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance provides further directions on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and a change in valuation technique or the use of multiple valuation techniques may be appropriate. The adoption of this new guidance did not have an impact on the fair value of the Company’s financial assets and liabilities.

Financial assets and liabilities measured at fair value on a recurring basis are summarized in the table below:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(In thousands)	October 31, 2009	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan(1)	$6,006	$6,006	$—	$—
Investment in auction rate securities(2)	19,531	—	—	19,531

Total assets	$25,537	$6,006	$—	$19,531

Liabilities
Interest rate swap(3)	$1,014	$—	$1,014	$—

Total liabilities	$1,014	$—	$1,014	$—

(1)	The fair value of the assets held in the deferred compensation plan is based on quoted market prices.

(2)	The fair value of the investments in auction rate securities is based on discounted cash flow valuation models, primarily utilizing unobservable inputs. See Note 5, “Auction Rate Securities.”

(3)	The fair value of the interest rate swap is estimated based on the difference between the present value of expected cash flows calculated at the contracted interest rates and at the current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. See Note 9, “Line of Credit Facility.”

Other Financial Assets and Liabilities

Due to the short-term maturities of the Company’s cash and cash equivalents, receivables, payables, and current assets and liabilities of discontinued operations, the carrying value of these financial instruments approximates their fair market values. Due to the variable interest rates, the fair value of the outstanding borrowings under the Company’s $450.0 million line of credit approximates its carrying value of $172.5 million. The carrying value of the receivables included in non-current assets of discontinued operations of $4.6 million and the acquired insurance deposits related to the OneSource self-insurance claims of $42.5 million approximates fair market value.

Other financial instruments of $1.4 million included in other investments and long-term receivables have no quoted market prices and, accordingly, a reasonable estimate of fair value could not be made without incurring excessive costs.

5.	AUCTION RATE SECURITIES

As of October 31, 2009, the Company held investments in auction rate securities from five different issuers having an original principal amount of $5.0 million each (aggregating $25.0 million). At October 31, 2009 and October 31, 2008, the estimated fair value of these securities, in total, was approximately $19.5 million and $19.0 million, respectively. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the U.S. credit markets, auctions for these securities have not occurred since August 2007.

The Company continues to receive the scheduled interest payments from the issuers of the securities. During the first quarter of 2009, one issuer provided a notice of default. This default was cured on March 10, 2009 and all subsequent interest payments have been made by the issuer since that date. The scheduled interest and principal payments of that security are guaranteed by a U.K. financial guarantee insurance company, which made the guaranteed interest payments as scheduled during the first quarter of 2009. In July 2009, a rating agency downgraded its rating of this issuer to below investment grade. The remaining four securities are rated investment grade by rating agencies.

The Company estimates the fair values of auction rate securities it holds utilizing a discounted cash flow model, which considers, among other factors, assumptions about: (1) the underlying collateral; (2) credit risks associated with the issuer; (3) contractual maturity; (4) credit enhancements associated with any financial insurance guarantee, if any, which includes the rating of the associated guarantor, (where applicable); and (5) assumptions about when, if ever, the security might be re-financed by the issuer or have a successful auction (presently assumed to be approximately 4 to 8 years). Since there can be no assurance that auctions for these securities will be successful in the near future, the Company has classified its auction rate securities as long-term investments.

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

Based on the Company’s analysis of the above factors, at July 31, 2009 the Company identified an other-than-temporary impairment of $3.6 million for the security whose rating was recently downgraded to below investment grade, of which a credit loss of $1.6 million was recognized in earnings with a corresponding reduction in the cost basis of that security. The credit loss was based upon the difference between the present value of the cash flows expected to be collected and its amortized cost basis. Significant assumptions used in estimating the credit loss include: (1) default rates (which were based on published historical default rates of similar securities and consideration of current market trends) and (2) the expected term of 8 years (which represents the Company’s view of when market efficiency for that security may be restored). Adverse changes in any of these factors above could result in further material declines in fair value and additional other-than-temporary impairments in the future. No further other-than-temporary impairments were identified.

The following table provides the changes in the cost basis and fair value of the Company’s auction rate securities for the years ended October 31, 2009 and 2008:

		Fair Value
(In thousands)	Cost Basis	(Level 3)

Balance at beginning of year	$25,000	$19,031
Unrealized gains	—	2,544
Unrealized losses	—	(2,044)
Other-than-temporary credit loss recognized in earnings	(1,566)	—

Balance at October 31, 2009	$23,434	$19,531

		Fair Value
(In thousands)	Cost Basis	(Level 3)

Balance at beginning of year	$25,000	$25,000
Unrealized gains	—
Unrealized losses	—	(5,969)

Balance at October 31, 2008	$25,000	$19,031

The other-than-temporary impairment (“OTTI”) related to credit losses recognized in earnings for the year ended October 31, 2009 is as follows:

	Beginning balance of				Ending balance
	OTTI credit losses	Additions for	Additional		of the amount
	recognized for the	the amount	increases to the	Reductions for	related to credit
	auction rate security	related to	amount related to	increases in cash	losses held at
	held at the beginning	credit loss for	credit loss for	flows expected to	the end of the
	of the period for	which OTTI	which an	be collected that	period for which
	which a portion of	was not	OTTI was	are recognized over	a portion of OTTI
	OTTI was recognized	previously	previously	the remaining life	was recognized
(in thousands)	in OCI	recognized	recognized	of the security	in OCI

OTTI credit loss recognized for auction rate security	$—	$1,566	$—	$—	$1,566

At October 31, 2009 and October 31, 2008, unrealized losses of $3.9 million ($2.3 million net of tax) and $6.0 million ($3.6 million net of tax) were recorded in accumulated other comprehensive loss, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at October 31, 2009 and 2008 consisted of the following:

(In thousands)	2009	2008

Land	$719	$775
Buildings	3,440	3,536
Transportation equipment	2,330	2,832
Machinery and other equipment	124,526	115,863
Leasehold improvements	17,984	21,633
Software in development	456	1,805

	149,455	146,444
Less accumulated depreciation and amortization	92,563	85,377

Total	$56,892	$61,067

Depreciation expense on property, plant and equipment in the years ended October 31, 2009, 2008 and 2007 were $21.9 million, $16.3 million and $11.6 million, respectively.

7.	GOODWILL AND OTHER INTANGIBLES

Goodwill

The changes in the carrying amount of goodwill for the years ended October 31, 2009 and 2008 were as follows:

		Goodwill Related to
	Balance as of	Initial	Contingent	Balance as of
	October 31,	Payments for	Amounts	October 31,
(In thousands)	2008	Acquisitions (1)	& Other (2)	2009

Janitorial	$455,090	$4,412	$(434)	$459,068
Parking	32,859	—	3,982	36,841
Security	45,649	—	2,323	47,972
Engineering	2,174	1,182	—	3,356

Total	$535,772	$5,594	$5,871	$547,237

(1)	Refer to Note 3 for additional discussions regarding acquisitions the Company made in the year ended October 31, 2009.

(2)	The Janitorial segment includes contingent payments of $0.7 million related to prior year acquisitions; offset by $1.2 million of OneSource purchase price adjustments in the year ended October 31, 2009 relating to professional fees, litigation that commenced prior to the acquisition, additional workers’ compensation insurance liabilities and deferred income taxes.

		Goodwill Related to
	Balance as of	Initial	Contingent	Balance as of
	October 31,	Payments for	Amounts	October 31,
(in thousands)	2007	Acquisitions	and Other	2008

Janitorial	$156,725	$296,647	$1,718	$455,090
Parking	31,143	—	1,716	32,859
Security	44,135	—	1,514	45,649
Engineering	2,174	—	—	2,174

Total	$234,177	$296,647	$4,948	$535,772

Of the $547.2 million carrying amount of goodwill as of October 31, 2009, $327.5 million was not amortizable for income tax purposes because the related businesses were acquired prior to 1991 or purchased through a tax-free exchange or stock acquisition.

Intangible Assets

The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the years ended October 31, 2009 and 2008 were as follows:

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retirements	October 31	October 31,		Retirements	October 31
(in thousands)	2008	Additions	and Other	2009	2008	Additions	and Other	2009

Customer contracts and relationships	$88,344	$9,178	$—	$97,522	$(27,981)	$(10,872)	$—	$(38,853)
Trademarks and trade names	4,150	—	—	4,150	(3,022)	(313)	—	(3,335)
Other (contract rights, etc.)	2,256	226	(491)	1,991	(1,568)	(199)	491	(1,276)

Total	$94,750	$9,404	$(491)	$103,663	$(32,571)	$(11,384)	$491	$(43,464)

	Gross Carrying Amount			Accumulated Amortization
	October 31,		October 31	October 31,		October 31
(in thousands)	2007	Additions	2008	2007	Additions	2008

Customer contracts and relationships	$39,379	$48,965	$88,344	$(17,086)	$(10,895)	$(27,981)
Trademarks and trade names	3,850	300	4,150	(2,354)	(668)	(3,022)
Other (contract rights, etc.)	2,180	76	2,256	(1,396)	(172)	(1,568)

Total	$45,409	$49,341	$94,750	$(20,836)	$(11,735)	$(32,571)

Of the $60.2 million net carrying amount of intangibles other than goodwill as of October 31, 2009, $37.2 million was not amortizable for income tax purposes because the related businesses were purchased through tax-free stock acquisitions.

The weighted average remaining lives as of October 31, 2009 and the amortization expense for the years ended October 31, 2009, 2008 and 2007 of intangibles, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years are as follows:

	Weighted
	Average
	Remaining	Amortization Expense			Estimated Amortization Expense
	Life	Years Ended October 31,			Years Ending October 31,
($ in thousands)	(Years)	2009	2008	2007	2010	2011	2012	2013	2014

Customer contracts and relationships	11.0	$10,872	$10,895	$4,805	$10,422	$9,206	$8,048	$6,921	$5,937
Trademarks and trade names	7.4	313	668	587	110	110	110	110	110
Other (contract rights, etc.)	6.2	199	172	173	148	148	129	54	24

Total	10.9	$11,384	$11,735	$5,565	$10,680	$9,464	$8,287	$7,085	$6,071

8.	SELF-INSURANCE

The Company is subject to certain insurable risks such as workers’ compensation, general liability, automobile and property damage. The Company maintains commercial insurance policies that provide $150.0 million (or $75.0 million with respect to claims acquired from OneSource in the year ended October 31, 2008) of coverage for certain risk exposures above the Company’s deductibles (i.e., self-insurance retention limits). For claims incurred after November 1, 2002, substantially all of the deductibles increased from $0.5 million per occurrence (inclusive of allocated loss adjustment expenses) to $1.0 million per occurrence (exclusive of allocated loss adjustment expenses), except for California workers’ compensation insurance which increased to $2.0 million, in the aggregate, from April 14, 2003 to April 14, 2005 ($1.0 million per occurrence, plus an additional $1.0 million annually in the aggregate).

The table below summarizes the self-insurance reserve adjustments resulting from periodic actuarial evaluations of ultimate losses relating to prior years during the years ended October 31, 2009, 2008 and 2007. Such amounts are not allocated to the Company’s operating segments.

Years Ended October 31,
(In thousands)	2009	2008	2007

Major programs (1)	$9,435	$(22,500)	$(1,040)
Minor programs (2)	$—	$(310)	$(800)

(1)	As described above, the Company is self-insured for workers’ compensation, general liability, automobile, and property damage. During 2008 and 2007, evaluations covering substantially all of the Company’s self-insurance reserves showed net favorable developments in claims incurred in prior years for general liability, California workers’ compensation and workers’ compensation outside of California. This resulted in a reduction in self-insurance reserves recorded in 2008 and 2007. Many of the favorable trends observed during 2008 and 2007 did not continue during 2009. This resulted in an increase in self-insurance reserves recorded in 2009. Such adjustments were recorded in Corporate.

(2)	Separate evaluations of insurance reserves related to certain Janitorial and Parking locations, showed favorable claim development, resulting in benefits, which were attributable to claims incurred in prior years.

At October 31, 2009, the Company had $118.6 million in standby letters of credit (primarily related to its workers’ compensation, general liability, automobile, and property damage programs,) $42.5 million in restricted insurance deposits (acquired in the OneSource acquisition) and $103.2 million in surety bonds supporting unpaid insurance claim liabilities. At October 31, 2008, the Company had $112.4 million in stand by letters of credit, $42.5 million in restricted insurance deposits, acquired in the OneSource acquisition, and $123.5 million in surety bonds supporting unpaid liabilities.

9.	LINE OF CREDIT FACILITY

In 2008, the Company entered into a $450.0 million five-year syndicated line of credit that is scheduled to expire on November 14, 2012 (“the Facility”). The Facility is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes.

Under the Facility, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.625% to 1.375% or, at the Company’s election, at the higher of the federal funds rate plus 0.5% and the Bank of America prime rate (“Alternate Base Rate”) plus a spread of 0.000% to 0.375%. A portion of the Facility is also available for swing line (same-day) borrowings at the Interbank Offered Rate (“IBOR”) plus a spread of 0.625% to 1.375% or, at the Company’s election, at the Alternate Base Rate plus a spread of 0.000% to 0.375%. The Facility calls for a non-use fee payable quarterly, in arrears, of 0.125% to 0.250% of the average, daily, unused portion of the Facility. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program and cash borrowings are included as usage of the Facility. The spreads for LIBOR, Alternate Base Rate and IBOR borrowings and the non-use fee percentage are based on the Company’s leverage ratio. The Facility permits the Company to request an increase in the amount of the line of credit by up to $100.0 million (subject to receipt of commitments for the increased amount from existing and new lenders).

As of October 31, 2009, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $172.5 million and $118.6 million (primarily related to its general liability, automobile, property damage, and workers compensation self-insurance programs,) respectively. Available credit under the line of credit was up to $158.9 million as of October 31, 2009, subject to limitations related to compliance with the Facility’s covenants.

The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the Facility also requires that the Company maintain three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at each fiscal quarter-end; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at each fiscal quarter-end; and (3) a consolidated net worth of greater than or equal to the sum of (i) $475.0 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after November 14, 2007 (with no deduction for a net loss in any such fiscal quarter), and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of the Company after November 14, 2007 by reason of the issuance and sale of capital stock or other equity interests of the Company or any subsidiary, including upon any conversion of debt securities of the Company into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to the Company’s employee stock purchase plans, employee stock option plans and similar programs. The Company was in compliance with all covenants as of October 31, 2009 and expects to be in compliance for the foreseeable future.

If an event of default occurs under the Facility, including certain cross-defaults, insolvency, change in control, and violation of specific covenants, among others, the lenders can terminate or suspend the Company’s access to the Facility, declare all amounts outstanding under the Facility, including all accrued interest and unpaid fees, to be immediately due and payable, and/or require that the Company cash collateralize the outstanding letter of credit obligations.

On February 19, 2009, the Company entered into a two-year interest rate swap agreement with an underlying notional amount of $100.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 1.47%, This swap is intended to hedge the interest risk associated with $100.0 million of the Company’s floating-rate, LIBOR-based debt. The critical terms of the swap match the terms of the debt, resulting in no hedge ineffectiveness. On an ongoing basis (no less than once each quarter), the Company assesses whether its LIBOR-based interest payments are probable of being paid during the life of the hedging relationship. The Company also assesses the counterparty credit risk, including credit ratings and potential non-performance of the counterparty when determining the fair value of the swap.

As of October 31, 2009, the fair value of the interest rate swap was a $1.0 million liability, which is included in Retirement plans and other on the accompanying consolidated balance sheet. The effective portion of this cash flow hedge is recorded as accumulated other comprehensive loss in the Company’s accompanying consolidated balance sheet and reclassified into interest expense in the Company’s accompanying consolidated statements of income in the same period during which the hedged transaction affects earnings. Any ineffective portion of the hedge is recorded immediately to interest expense. No ineffectiveness existed at October 31, 2009. The amount included in accumulated other comprehensive loss is $1.0 million ($0.6 million, net of taxes).

10.	EMPLOYEE BENEFIT PLANS

As of October 31, 2009, the Company had the following defined benefit and other post retirement benefit plans, which provide benefits based primarily on years of service and employee earnings:

Supplemental Executive Retirement Plan. The Company has unfunded retirement agreements for certain current and former senior executives. The retirement agreements provide for monthly benefits for ten years commencing at the later of the respective retirement dates of those executives or age 65. The benefits are accrued over the vesting period. Effective December 31, 2002, this plan was amended to preclude new participants.

Service Award Benefit Plan. The Company has an unfunded service award benefit plan that meets the definition of a “severance pay plan” as defined by the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) and covers certain qualified employees. The plan provides participants, upon termination, with a guaranteed seven days pay for each year of employment subsequent to November 1, 1989. Effective January 1, 2002, no new participants were permitted under this plan. The Company will continue to incur interest costs related to this plan as the value of the previously earned benefits continues to increase.

OneSource Employees’ Retirement Pension Plan. The Company acquired OneSource on November 14, 2007, which sponsored a funded, qualified employee retirement plan. The plan was amended to preclude participation and benefit accruals several years prior to the acquisition.

Death Benefit Plan. The Company’s unfunded Death Benefit Plan covers certain qualified employees upon retirement on, or after, the employee’s 62nd birthday. This plan provides 50% of the death benefit that the employee was entitled to prior to retirement and subject to a maximum of $150,000. Coverage commencing upon retirement, or 62nd birthday, continues until death for retired employees hired before September 2, 1980. On March 1, 2003, the post-retirement death benefit for any active employees hired after September 1, 1980 was eliminated. Active employees hired before September 1, 1980 who retire on or after their 62nd birthday will continue to be covered between retirement and death. For certain plan participants who retired before March 1, 2003, the post-retirement death benefit continues until the retired employees 70th birthday. An exemption to the “age 62” retirement rule has been made for certain employees who were terminated as a result of the Company’s restructuring to a corporate shared service center.

OneSource Post-Retirement Benefit Plan. OneSource sponsored a funded post retirement benefit plan that provides medical and life insurance benefits to certain OneSource retirees. Since the date of acquisition, new participants have not been precluded from participation.

The significant components of the above mentioned plans as of and for the years ended October 31, 2009 and 2008 are summarized as follows:

Benefit Obligation and Net Obligation Recognized in Financial Statements

			Post-Retirement Benefit Plan at
	Defined Benefit Plans at October 31,		October 31,
(in thousands)	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$12,468	$6,445	$4,076	$3,945
Service cost	42	43	12	19
Interest cost	811	820	276	266
Actuarial loss (gain)	27	(1,428)	1,024	(495)
OneSource acquisition	—	8,308	—	571
Benefits and expenses paid	(1,820)	(1,720)	(115)	(230)

Benefit obligation at end of year	$11,528	$12,468	$5,273	$4,076

Change in Plan Assets
Fair value of plan assets at beginning of year	$3,748	$—	$—	$—
Actual return on plan assets(1)	636	(1,201)	—	—
Employer contributions	2,172	1,820	115	230
OneSource acquisition	—	4,849	—	—
Benefits and expenses paid	(1,820)	(1,720)	(115)	(230)

Fair value of plan assets at end of year	$4,736	$3,748	$—	$—

Unfunded status at end of year	$(6,792)	$(8,720)	$(5,273)	$(4,076)

Current liabilities	(1,135)	(1,768)	(347)	(284)
Non-current liabilities	(5,657)	(6,952)	(4,926)	(3,792)

Net obligation	$(6,792)	$(8,720)	$(5,273)	$(4,076)

Amount recognized in Accumulated
Other Comprehensive Income (AOCI)
Total affecting retained earnings	$(6,052)	$(7,229)	$(5,466)	$(5,495)
Accumulated (loss) gain not affecting retained earnings	(740)	(1,491)	193	1,419

Amount recognized in AOCI prior to tax effect	$(6,792)	$(8,720)	$(5,273)	$(4,076)

(1)	At October 31, 2009, approximately 68.8% of assets were invested in equities or bonds and 31.2% in fixed income.

Components of Net Period Benefit Cost Recognized in Accompanying Consolidated Statement of Income

The components of net periodic benefit cost of the defined benefit and other post-retirement benefit plans for the years ended October 31, 2009, 2008 and 2007 were as follows:

(in thousands)	2009	2008	2007

Defined Benefit Plans
Service cost	$42	$43	$57
Interest	811	820	371
Expected return on assets	(321)	(386)	—
Amortization of actuarial loss (gain)	115	119	(21)
Settlement loss recognized	349	—	—

Net expense	$996	$596	$407

Post-Retirement Benefit Plan
Service cost	$12	$19	$25
Interest	276	266	241
Amortization of actuarial gain	(202)	(99)	(312)

Net expense (benefit)	$86	$186	$(46)

In the year ending October 31, 2010, the Company expects to recognize, on a pre-tax basis, approximately $0.1 million of net actuarial gains as a component of net periodic benefit cost.

Assumptions

The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for the years ended October 31, 2009, 2008 and 2007 were:

	Defined Benefit Plans			Post-Retirement Benefit Plan
	2009	2008	2007	2009	2008	2007

Assumptions to measure net periodic cost
Discount rate	7.00%	6.00%	6.00%	7.00%	6.00%	6.00%
Rate of health care cost increase	NA	NA	NA	6.00%	6.00%	NA
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Rate of return on plan assets	8.00%	8.00%	NA	NA	NA	NA

Assumptions to measure obligation at year end

Discount rate	5.50%	7.00%	6.00%	5.50%	7.00%	6.00%

The discount rate is used for determining future net periodic benefit cost. The Company’s discount rate is estimated considering a long-term AA/Aa rated bond portfolio. In determining the long-term rate of return for a plan, the Company considers the nature of the plans investments, historical rates of return, and an expectation for the plan’s investment strategies. All defined benefit and post-retirement plans have been amended to preclude new participants. The Company believes changes in assumptions would not have a material impact on the Company’s financial position and operating performance. The Company expects to fund payments required under the plans with cash flows from operating activities when due in accordance with the plan.

The OneSource Employees’ Retirement Pension Plan is an unfunded benefit plan, which requires an estimate of the long-term rate of return on plan assets to measure benefit obligations. The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. With input from the Company’s investment advisors and actuaries, the Company has analyzed the expected rates of return on assets and determined that an estimated long-term rate of return of 8.0% is reasonable based on: (1) the current and expected asset allocations; (2) the plans’ historical investment performance; and (3) best estimates for future investment performance. The Company’s asset managers regularly review actual asset allocations and periodically rebalance investments, when considered appropriate, to achieve optimal targeted earnings. The obligation attributable to medical benefits is small, as is the future obligation that varies with changes in compensation. Accordingly, changes in the health care trend assumption rate and the compensation increase assumption have an immaterial impact on measuring the obligation. At October 31, 2009, approximately 68.8% of assets were invested in equities or bonds and 31.2% in fixed income.

Expected Future Benefit Payments

The expected future benefit payments were calculated using the same assumptions used to measure the Company’s benefit obligation as of October 31, 2009. This expectation is based upon expected future service:

	Defined	Post-Retirement
(In thousands)	Benefit Plans	Benefit Plan

2010	$1,564	$345
2011	907	339
2012	884	339
2013	839	345
2014	816	354
2015 through 2019	$3,887	$1,959

Deferred Compensation Plans

The Company accrues for deferred compensation and interest thereon for employees whom elect to participate in one of the following Company plans:

Employee Deferred Compensation Plan.  This plan is available to executive, management, administrative, and sales employees whose annualized base salary equals or exceeds $135,000 for the year ended October 31, 2009. This plan allows employees to defer 1% to 20% of their pre-tax compensation. The average rate of interest earned by the employees in this plan was 3.31%, 5.09%, and 6.39% for the years ending October 31, 2009, 2008, and 2007 respectively.

Director Deferred Compensation Plan.  This plan allows directors to defer receipt of all or any portion of the compensation that he or she would otherwise receive from the Company. The average rate of interest earned by the employees in this plan was 3.31%, 5.09%, and 7.03% for the years ending October 31, 2009, 2008, and 2007 respectively.

The deferred compensation under both the Employee and Director Deferred Compensation Plans earns interest equal to the prime interest rate on the last day of the calendar quarter. If the prime rate exceeds 6%, the interest rate is equal to 6% plus one half of the excess over 6%. Interest earned under both deferred compensation plans was capped at 120% of the long-term applicable federal rate (compounded quarterly).

OneSource Deferred Compensation Plan.  The Company acquired OneSource on November 14, 2007, which sponsored a Deferred Compensation Plan. Under this deferred compensation plan a Rabbi Trust was created to fund the obligation in the event of employer bankruptcy. The plan requires the Company to contribute 50% of the Participant’s deferred compensation contributions but only to the extent that the deferred contribution does not exceed 5%. This liability is adjusted, with a corresponding charge (or credit) to the deferred compensation cost, to reflect changes in the fair value. On December 31, 2008 the plan was amended to preclude new participants. The assets held in the rabbi trust are not available for general corporate purposes.

Aggregate expense recognized under these deferred compensation plans for the years ended October 31, 2009, 2008 and 2007 were $0.3 million, $0.5 million and $0.6 million, respectively. The total long-term liability of all deferred compensation plans at October 31, 2009 and 2008 was $15.0 million and $16.0 million, respectively, and is included in Retirement plans and other on the accompanying consolidated balance sheet.

401(k) Plan

The Company has two 401(k) saving plans covering certain employees who have completed the hours and service requirements, as defined by the respective plan document. These 401(k) plans are subject to the applicable provisions of ERISA. The Company matches a portion of the participant’s contributions after meeting the eligibility requirements under a predetermined formula based on the participant’s contribution level. The Company made matching 401(k) contributions required by the 401(k) plans during the years ended October 31, 2009, 2008 and 2007 in the amounts of $6.2 million, $5.9 million and $4.7 million, respectively.

Pension Plans Under Collective Bargaining

Certain qualified employees of the Company are covered under union-sponsored multi-employer defined benefit plans. Contributions paid for these plans were $47.9 million, $47.7 million and $37.1 million during the years ended October 31, 2009, 2008 and 2007, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

11.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles, and other equipment. As of October 31, 2009, future minimum lease commitments (excluding contingent rentals) under non-cancelable operating leases for the fiscal years ending October 31 are as follows:

(in thousands)

2010	$40,714
2011	31,425
2012	24,595
2013	20,475
2014	13,542
Thereafter	14,749

Total minimum lease commitments	$145,500

Rental expense for continuing operations for the years ended October 31, 2009, 2008 and 2007 was as follows:

(in thousands)	2009	2008	2007

Minimum rentals	$63,774	$60,546	$52,366
Contingent rentals	38,522	39,642	39,126

	$102,296	$100,188	$91,492

Contingent rentals are applicable to leases of parking lots and garages and are primarily based on percentages of the gross receipts or other financial parameters attributable to the related facilities.

IBM Master Professional Services Agreement

On September 29, 2006, the Company entered into a Master Professional Services Agreement (the “Services Agreement”) with International Business Machines Corporation (“IBM”) that became effective October 1, 2006. Under the Services Agreement, IBM was responsible for substantially all of the Company’s information technology infrastructure and support services. In 2007, the Company entered into additional agreements with IBM to provide assistance, support and post-implementation services relating to the upgrade of the Company’s accounting systems and the implementation of a new payroll system and human resources information system. In connection with the OneSource acquisition in 2008, the Company entered into additional agreements with IBM to provide information technology systems integration and data center support services through 2009. During the fourth quarter of 2008, the Company assessed the services provided by IBM to determine whether the services provided and the level of support was consistent with the Company’s strategic objectives. Based upon this assessment, the Company determined that some or all of the services provided under the Services Agreement would be transitioned from IBM. In connection with this assessment, the Company wrote-off $6.3 million of deferred costs in 2008.

On January 20, 2009, the Company and IBM entered into a binding Memorandum of Understanding (the “MOU”), pursuant to which the Company and IBM agreed to: (1) terminate certain services then provided by IBM to the Company under the Services Agreement; (2) transition the terminated services to the Company and/or its designee; (3) resolve certain other disputes arising under the Services Agreement; and (4) modify certain terms applicable to services that IBM will continue to provide to the Company. In connection with the execution of the MOU, the Company delivered to IBM a formal notice terminating for convenience certain information technology and support services effective immediately (the “Termination”). Notwithstanding the Termination, the MOU contemplated (1) that IBM would assist the Company with the transition of the terminated services to the Company or its designee pursuant to an agreement (the “Transition Agreement”) to be executed by the Company and IBM and (2) the continued provision by IBM of certain data center support services. On February 24, 2009, the Company and IBM entered into an amended and restated agreement, which amended the Services Agreement (the “Amended Agreement”), and the Transition Agreement, which memorializes the termination-related provisions of the MOU as well as other terms related to the transition services. Under the Amended Agreement, the base fee for the provision of the defined data center support services is $18.8 million payable over the service term (March 2009 through December 2013).

In connection with the Termination, the Company agreed to: (1) reimburse IBM for certain actual employee severance costs, up to a maximum of $0.7 million, provided the Company extended comparable offers of employment to a minimum number of IBM employees; (2) reimburse IBM for certain early termination costs, as defined, including third party termination fees and/or wind down costs totaling approximately $0.4 million associated with software, equipment and/or third party contracts used by IBM in performing the terminated services; and (3) pay IBM fees and expenses for requested transition assistance which were estimated to be approximately $0.4 million. Payments made in connection with the Termination were $0.7 million during the year ended October 31, 2009.

As of October 31, 2009, future commitments for other committments for the succeeding fiscal years were as follows:

(in thousands)

2010	$5,244
2011	4,817
2012	4,172
2013	3,847
2014	495
Thereafter	—

Total	$18,575

Guarantees/Indemnifications

The Company has applied the measurement and disclosure provisions outlined in the FASB guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of the indebtedness of others, included in ASC 460 “Guarantees” (“ASC 460”) to agreements that contain guarantee and certain indemnification clauses. ASC 460 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of October 31, 2009 and 2008, the Company did not have any material guarantees that were issued or modified subsequent to October 31, 2002.

However, the Company is party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. Primarily, these agreements are standard indemnification arrangements in its ordinary course of business. Pursuant to these arrangements, the Company may agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally its clients, in connection with any claims arising out of the services that the Company provides. The Company also incurs costs to defend lawsuits or settle claims related to these indemnification arrangements and in most cases these costs are paid from its insurance program. The term of these indemnification arrangements is generally perpetual. Although the Company attempts to place limits on this indemnification reasonably related to the size of the contract, the maximum obligation may not be explicitly stated and, as a result, the maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable.

The Company’s certificate of incorporation and bylaws may require it to indemnify Company directors and officers against liabilities that may arise by reason of their status as such and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified. The Company has also entered into indemnification agreements with its directors to this effect. The overall amount of these obligations cannot be reasonably estimated, however, the Company believes that any loss under these obligations would not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company currently has directors’ and officers’ insurance, which has a deductible of up to $1.0 million.

Contingencies

The Company has been named defendants in certain proceedings arising in the ordinary course of business. Litigation outcomes are often difficult to predict and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the accompanying consolidated financial statements when it is both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability.

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

The Company accrues amounts it believes are adequate to address any liabilities related to litigation and arbitration proceedings, and other contingencies that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that any such proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses at October 31, 2009 was $4.9 million.

In the year ended October 31, 2008, the Company and its former third party administrator of workers’ compensation claims settled a claim in arbitration for net proceeds of $9.6 million, after legal expenses, related to poor claims management, which amount was received by the Company during January 2009. This amount was classified as a reduction in operating expenses in the accompanying consolidated statement of income for the year ended October 31, 2009. This settlement was recorded in the Corporate segment.

12.	TREASURY STOCK

On March 2, 2009, the Company retired 7,028,500 shares of treasury stock.

13.	SHARE-BASED COMPENSATION PLANS

Compensation expense and related income tax benefit in connection with the Company’s share-based compensation plans for the years ended October 31, 2009, 2008 and 2007 were as follows:

	Years Ended October 31,
(in thousands)	2009	2008	2007

Share-based compensation expense recognized in selling, general and administrative expenses before income taxes	$7,411	$7,195	$8,159
Income tax benefit	(3,025)	(2,764)	(3,136)

Total share-based compensation expense after income taxes	$4,386	$4,431	$5,023

The total intrinsic value of the 494,843, 728,332, and 1,137,864 shares exercised for all share based compensation plans during the years ended October 31, 2009, 2008, and 2007, was $3.0 million, $6.3 million, and $12.5 million, respectively. The total fair value of shares that vested during the years ended October 31, 2009, 2008 and 2007 was $3.8 million, $3.1 million and $11.8 million, respectively.

The Company has five share-based compensation plans and an employee stock purchase plan which are described below.

2006 Equity Incentive Plan

On May 2, 2006, the stockholders of the Company approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). Prior to the adoption of the 2006 Equity Plan, stock option awards were made under the Time-Vested Incentive Stock Option Plan (the “Time-Vested Plan”), the 1996 Price-Vested Performance Stock Option Plan (the “1996 Price-Vested Plan”) and the 2002 Price-Vested Performance Stock Option Plan (the “2002 Price-Vested Plan” and collectively with the Time-Vested Plan and the 1996 Price-Vested Plan, the “Prior Plans”). The 2006 Equity Plan provides for the issuance of awards for 2,500,000 shares of the Company’s common stock plus the remaining shares authorized but not issued under the Prior Plans as of May 2, 2006, plus forfeitures under the Prior Plans after that date. No further grants can be made under the Prior Plans. On March 3, 2009, the shareholders authorized an additional 2,750,000 shares to be issued under the 2006 Equity Plan. At October 31, 2009, 3,247,423 shares were available for award under the 2006 Equity Plan. The terms and conditions governing existing options under the Prior Plans will continue to apply to the options outstanding under those plans. The 2006 Equity Plan is an “omnibus” plan that provides for a variety of equity and equity-based award vehicles, including stock options, stock appreciation rights, restricted stock, RSUs awards, performance shares, and other share-based awards. Shares subject to awards that terminate without vesting or exercise may be reissued. Certain of the awards available under the 2006 Equity Plan may qualify as “performance-based” compensation under Internal Revenue Code Section 162(m) (“Section 162(m)”). The status of the stock options, RSUs and performance shares granted under the 2006 Equity Plan as of October 31, 2009 are summarized below.

Stock Options

The nonqualified stock options issued under the 2006 Equity Plan vest and become exercisable at a rate of 25% per year beginning one year after date of grant and expire seven years and one month after the date of grant.

Stock option activity in the year ended October 31, 2009 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(In thousands)	per Share	(in years)	(In thousands)

Outstanding at October 31, 2008	597	$20.23
Granted	120	17.90
Forfeited or expired	7	18.97

Outstanding at October 31, 2009	710	$19.85	5.04	$114

Vested and exercisable at October 31, 2009	234	$20.40	4.54	$6

As of October 31, 2009, there was $1.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the 2006 Equity Plan. The cost is expected to be recognized on a straight-line basis over a weighted-average vesting period of 1.27 years. The exercise prices of the outstanding and vested stock options exceeded the October 31, 2009 closing price of the Company’s stock, resulting in zero aggregate intrinsic value.

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company estimates forfeiture rates based on historical data and adjusts the rates periodically or as needed. The adjustment of the forfeiture rate may result in a cumulative adjustment in any period the forfeiture rate estimate is changed. During 2009, the Company adjusted its forfeiture rate to align the estimate with expected forfeitures, and the effect of such adjustment was immaterial.

The assumptions used in the option valuation model for the years ended October 31, 2009, 2008 and 2007 are shown in the table below:

	2009	2008	2007

Expected life from the date of grant (1)	5.7 years	5.7 years	5.2 years
Expected stock price volatility (2)	35.2%	30.4%	25.3%
Expected dividend yield (3)	2.5%	2.4%	2.1%
Risk-free interest rate (4)	1.7%	3.2%	4.3%
Weighted average fair value of option grants	$4.82	$5.06	$6.05

(1)	The expected life for options granted under the 2006 Equity Plan is based on observed historical exercise patterns of the previously granted Time-Vested Plan options adjusted to reflect the change in vesting and expiration dates.

(2)	The expected volatility is based on considerations of implied volatility from publicly traded and quoted options on the Company’s common stock and the historical volatility of the Company’s common stock.

(3)	The dividend yield is based on the historical dividend yield over the expected term of the options granted.

(4)	The risk-free interest rate is based on the continuous compounded yield on U.S. Treasury Constant Maturity Rates with a remaining term equal to the expected term of the option.

Restricted Stock Units

RSUs granted to directors will be settled in shares of the Company’s common stock with respect to one-third of the underlying shares on the first, second and third anniversaries of the annual shareholders’ meeting, which in several cases vary from the anniversaries of the award. RSUs granted to persons other than directors will be settled in shares of the Company’s common stock with respect to 50% of the underlying shares on the second anniversary of the award and 50% on the fourth anniversary of the award.

RSU activity in the year ended October 31, 2009 is summarized below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)	per Share

Outstanding at October 31, 2008	532	$20.88
Granted	229	17.43
Issued (including 11 shares withheld for income taxes)	50	25.08
Forfeited	23	18.84

Outstanding at October 31, 2009	688	$19.50

Vested at October 31, 2009	50	$25.08

As of October 31, 2009, there was $7.7 million of total unrecognized compensation cost (net of estimated forfeitures) related to RSUs under the 2006 Equity Plan. The cost is expected to be recognized on a straight-line basis over a weighted-average vesting period of 1.59 years.

Performance Shares

Performance shares consist of a contingent right to acquire shares of the Company’s common stock based on performance targets adopted by the Compensation Committee. The number of performance shares will vest based on pre-established financial performance targets for either one year, two year or three year periods ending October 31, 2009, October 31, 2010, or October 31, 2011. Vesting of 0% to 125% of the indicated shares will occur depending on the achieved targets.

Performance share activity in the year ended October 31, 2009 is summarized below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)	per Share

Outstanding at October 31, 2008	432	$19.64
Granted	107	17.90
Issued (including 35 shares withheld for income taxes)	100	18.71
Forfeited	32	19.48

Outstanding at October 31, 2009	407	$19.34

Vested at October 31, 2009	37	$24.38

As of October 31, 2009, there was $2.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to performance shares. The cost is expected to be recognized on a straight-line basis over a weighted average vesting period of 1.22 years. These costs are based on estimated achievement of performance criteria and estimated costs will be reevaluated periodically.

Dividend Equivalent Rights

RSUs and performance shares granted prior to January 13, 2009 are credited with dividend equivalent rights which will be converted to RSUs or performance shares, as applicable, at the fair market value of the Company’s common stock on the dates the dividend payments are declared and are subject to the same terms and conditions as the underlying award. Performance shares granted on or after January 13, 2009 are credited with dividend equivalent rights which will be converted to performance shares at the fair market value of the Company’s common stock beginning after the performance targets have been satisfied and are subject to the same terms and conditions as the underlying award.

Time-Vested Plan

Under the Time-Vested Plan, the options become exercisable at a rate of 20% of the shares per year beginning one year after the date of grant and expire ten years plus one month after the date of grant.

The Time-Vested Plan activity in the year ended October 31, 2009 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(In thousands)	per Share	(in years)	(In thousands)

Outstanding at October 31, 2008	1,321	$17.04
Exercised	185	14.02
Forfeited or expired	71	18.40

Outstanding at October 31, 2009	1,065	$17.47	3.73	$2,280

Vested and exercisable at October 31, 2009	939	$17.05	3.45	$2,280

As of October 31, 2009, there was $0.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the Time-Vested Plan. The cost is expected to be recognized on a straight-line basis over a weighted-average vesting period of 0.54 years.

1996 and 2002 Price-Vested Plans

The Company has two Price-Vested Plans:  (1) the 1996 Price-Vested Plan; and (2) the 2002 Price-Vested Plan. The two plans are substantially similar as each plan has pre-defined vesting prices that provide for accelerated vesting. Under each form of option agreement, if, at the end of four years, any of the stock price performance targets are not achieved, then the remaining options vest at the end of eight years from the date the options were granted. Options vesting during the first year following grant do not become exercisable until after the first anniversary of grant. The options expire ten years after the date of grant.

Share-based compensation expense in the year ended October 31, 2007 included $4.0 million of expense attributable to the accelerated vesting of stock options under the Price-Vested Performance Stock Option Plans. When the Company’s stock price achieved $22.50 and $23.00 target prices for ten trading days within a 30 consecutive trading day period during the first quarter of 2007, options for 481,638 shares vested in full. When the Company’s stock price achieved $25.00 and $26.00 target prices for ten trading days within a 30 consecutive trading day period during the second quarter of 2007, options for 452,566 shares vested in full. When the Company’s stock price achieved a $27.50 target price for ten trading days within a 30 consecutive trading day period during the third quarter of 2007, options for 36,938 shares vested in full.

On May 2, 2006, the remaining 2,350,963 shares authorized under these plans became available for grant under the 2006 Equity Plan, as will forfeitures after this date. There have been no grants under these plans since 2005.

The 1996 and 2002 Price-Vested Plan’s activity in the year ended October 31, 2009 is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)	per Share	(in years)	(In thousands)

Outstanding at October 31, 2008	1,372	$17.14

Exercised	69	17.74

Forfeited or expired	54	16.56

Outstanding at October 31, 2009	1,249	$17.13	3.69	$2,089

Vested and exercisable at October 31, 2009	840	$17.36	4.07	$1,225

As of October 31, 2009, there was $0.3 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the Price-Vested Plans The cost is expected to be recognized on a straight-line basis over a weighted-average vesting period of 0.90 years.

Executive Stock Option Plan (“Age-Vested Plan”)

Under the Age-Vested Plan, options are exercisable for 50% of the shares when the option holders reach their 61st birthdays and the remaining 50% become exercisable on their 64th birthdays. To the extent vested, the options may be exercised at any time prior to one year after termination of employment. Effective as of December 9, 2003, no further grants may be made under the plan.

The Age-Vested Plan activity in the year ended October 31, 2009, is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)	per Share	(in years)	(In thousands)

Outstanding at October 31, 2008	533	$13.27

Exercised	92	11.13

Forfeited or expired	18	14.08

Outstanding at October 31, 2009	423	$13.70	44.60	$2,153

Vested and exercisable at October 31, 2009	58	$9.98	38.19	$506

As of October 31, 2009, there was $0.7 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the Age-Vested Plan which is expected to be recognized on a straight-lined basis over a weighted-average vesting period of 8.69 years.

Employee Stock Purchase Plan

On March 9, 2004, the stockholders of the Company approved the 2004 Employee Stock Purchase Plan under which an aggregate of 2,000,000 shares may be issued. Effective May 1, 2006, the purchase price became 95% (from 85%) of the fair market value of the Company’s common stock on the last trading day of the month. After that date, the plan is no longer considered compensatory and the value of the awards are no longer treated as share-based compensation expense. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase.

The weighted average fair values of the purchase rights granted in the years ended October 31, 2009, 2008 and 2007 under the new plan were $0.86, $1.05, and $1.23, respectively. During the years ended October 31, 2009, 2008 and 2007, 219,067, 222,648, and 215,376 shares of stock were issued under the plan at a weighted average price of $16.29, $20.00, and $23.33, respectively. The aggregate purchases in the years ended October 31, 2009, 2008 and 2007 were $3.6 million, $4.5 million and $5.0 million, respectively. At October 31, 2009, 293,174 shares remained unissued under the plan.

14.	INCOME TAXES

The income taxes provision for continuing operations consists of the following components for each of the fiscal years ended October 31:

(In thousands)	2009	2008	2007

Current
Federal	$5,542	$(254)	$19,369
State	6,486	3,665	4,347
Foreign	951	18	33
Deferred
Federal	19,722	26,022	3,532
State	(2,652)	1,893	(1,193)
Foreign	(879)	241	—

	$29,170	$31,585	$26,088

The income tax provision for the year ended October 31, 2009 and 2008 consists primarily of deferred income tax expense related to the use of net operating losses and other tax attributes acquired from OneSource, which resulted in a reduction of current tax expense.

The income tax provision for the year ended October 31, 2007 included a $0.9 million tax benefit due mostly from the increase in the Company’s net deferred tax assets that resulted primarily from the State of New York requirement to file combined returns effective in the year ended October 31, 2008. An additional $0.9 million tax benefit was recorded in the year ended October 31, 2007 mostly from the elimination of state tax liabilities for closed years. Income tax expense in the year ended October 31, 2007 had a further $0.6 million benefit primarily due to the inclusion of Work Opportunity Tax Credits attributable to the year ended October 31, 2006, but not recognizable in the year ended October 31, 2006 because the program had expired and was not extended until the first quarter of 2007.

Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. statutory rates to pre-tax income from continuing operations as a result of the following for the years ended October 31:

	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	6.5	5.1	5.1
Federal and state tax credits	(5.8)	(4.2)	(4.8)
Impact of change in state tax rate	(3.7)	(0.3)	(1.5)
Tax liabilities no longer required	(0.4)	(0.6)	(1.3)
Nondeductible expenses and other, net	2.9	2.5	1.5

	34.5%	37.5%	34.0%

The effective tax rate for the year ended October 31, 2009 is lower than the effective tax rate for the year ended October 31, 2008 primarily due to nonrecurring favorable federal and state tax benefits recorded in the year ended October 31, 2009. These tax benefits include the benefits of state tax rate increases on the carrying value of the Company’s state deferred tax assets and employment based tax credits.

The effective tax rate for the year ended October 31, 2008 is higher than the effective tax rate for the year ended October 31, 2007 primarily due to nonrecurring favorable federal and state tax benefits recorded in the year ended October 31, 2007. These tax benefits included the benefits of state tax rate increases on the carrying value of the Company’s state deferred tax assets and the extension of the Work Opportunity Tax Credit program. These incremental tax benefits did not recur in the year ended October 31, 2008.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at October 31 are presented below:

(In thousands)	2009	2008

Deferred tax assets:
Self-insurance claims (net of recoverables)	$111,473	$111,848
Deferred and other compensation	26,202	26,474
Accounts receivable allowances	4,891	5,256
Settlement liabilities	1,278	870
State taxes	447	482
Federal net operating loss carryforwards	25,412	33,729
State net operating loss carryforwards	8,858	8,451
Tax credits	5,815	7,256
Other	9,708	17,868

	194,084	212,234
Valuation allowance	(6,147)	(6,800)

Total gross deferred tax assets	187,937	205,434

Deferred tax liabilities:
Property, plant and equipment	(4,224)	(4,347)
Goodwill and other acquired intangibles	(68,094)	(54,266)
Deferred software development costs	(4)	(654)

Total gross deferred tax liabilities	(72,322)	(59,267)

Net deferred tax assets	$115,615	$146,167

At October 31, 2009, the Company’s net deferred tax assets included a tax benefit from federal net operating loss carryforwards of $72.6 million. The federal net operating loss carryforwards will expire between 2014 and 2027. State net operating loss carryforwards will expire between the years 2010 and 2029.

The Company periodically reviews its deferred tax assets for recoverability. The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards which management believes are not likely to be realized. The Company believes that the gross deferred tax assets are more likely than not to be realizable based on estimates of future taxable income.

Changes to the deferred tax asset valuation allowance for the years ended October 31 are as follows:

(In thousands)	2009	2008

Valuation allowance at the beginning of the year	$6,800	$1,749
Acquisition of OneSource	—	5,160
Other, net	(653)	(109)

Valuation allowance at the end of the year	$6,147	$6,800

In the year ended October 31, 2008, $1.0 million of the increase in valuation allowance was charged to income tax expense for deferred tax assets that were not expected to be ultimately realized. In the years ended October 31, 2009 and 2008, the valuation allowance decreased (through a reduction of the tax provision) by $0.1 million and $1.1 million, respectively, for state net operating losses that became more-likely-than-not realizable based on updated assessments of future taxable income. In the year ended October 31, 2009, the valuation allowance also decreased by a goodwill adjustment of $0.6 million as result of the interactions of tax positions associated with the acquisition of OneSource. In the year ended October 31, 2008, the valuation allowance and increased by a goodwill adjustment of $5.2 million as a result of the interactions of tax positions associated with the acquisition of OneSource.

At October 31, 2009, we had unrecognized tax benefits of $102.3 million, all of which, if recognized in the future, would impact the Company’s effective tax rate. The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of October 31, 2009, the Company had accrued interest and penalties related to uncertain tax positions of $0.5 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2009	2008

Balance at beginning of year	$100,398	$1,546
Additions related to acquisition of OneSource	—	99,082
Additions for tax positions related to the current year	1,883	16
Additions for tax positions related to prior years	317	216
Reductions for tax positions related to prior years	(37)	(181)
Reductions for expiration of statue of limitations	(270)	(281)

Balance as of October 31	$102,291	$100,398

The balance of the Company’s uncertain tax positions as of October 31, 2008 has been revised from the amount previously reported to correct a computational error in the previously reported amount.

The Company’s major tax jurisdiction is the United States. ABM and OneSource U.S. federal income tax returns remain open for examination for the periods ending October 31, 2006 through October 31, 2009 and March 31, 2000 through November 14, 2007, respectively. The Company does business in all 50 states, significantly in California, Texas and New York, as well as Puerto Rico and Canada. In major state jurisdictions, the tax years 2005-2009 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by Illinois, Minnesota, Arizona, Utah, New Jersey, Massachusetts, and Puerto Rico.

15.	SEGMENT INFORMATION

The Company is organized into four reportable operating segments, Janitorial, Parking, Security and Engineering, which are summarized as follows:

	Year Ended October 31,
(In thousands)	2009	2008	2007

Revenues
Janitorial	$2,382,025	$2,492,270	$1,621,557
Parking	457,477	475,349	454,964
Security	334,610	333,525	321,544
Engineering	305,694	319,847	301,600
Corporate	2,017	2,599	6,440

	3,481,823	3,623,590	2,706,105

Operating profit
Janitorial	139,858	118,538	87,471
Parking	20,285	19,438	20,819
Security	8,221	7,723	4,755
Engineering	19,658	19,129	15,600
Corporate	(95,915)	(65,319)	(51,457)

Operating profit	92,107	99,509	77,188
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	3,695	—	—
Impairments recognized in other comprehensive income	(2,129)	—	—
Interest expense	5,881	15,193	453

Income from continuing operations before income taxes	$84,660	$84,316	$76,735

Total Identifiable Assets *
Janitorial	$881,862	$1,030,761	$416,127
Parking	100,549	102,740	100,690
Security	107,667	107,203	103,753
Engineering	68,482	64,588	65,007
Corporate	347,239	224,939	342,917

	1,505,799	1,530,231	1,028,494

Depreciation and Amortization
Janitorial	18,009	18,455	7,782
Parking	2,746	2,641	2,190
Security	1,703	2,184	2,397
Engineering	350	103	96
Corporate	10,517	4,692	4,740

	33,325	28,075	17,205

Capital Expenditures
Janitorial	6,633	10,266	6,345
Parking	1,815	2,058	2,761
Security	258	972	215
Engineering	749	114	60
Corporate	9,127	20,653	10,803

	$18,582	$34,063	$20,184

*	Excludes assets of discontinued operations of $15.4 million, $45.7 million and $103.7 million as of October 31, 2009, 2008 and 2007, respectively.

The unallocated corporate expenses include a $9.4 million increase in the year ended October 31, 2009 and a $22.8 million and $1.8 million reduction of insurance reserves in the years ended October 31, 2008 and 2007, respectively, related to claims incurred in prior years. (See Note 8, “Insurance”). Had the Company allocated these insurance charges among the segments, the reported pre-tax operating profits of the segments, as a whole, would have decreased by $9.4 million in the year ended October 31, 2009 and increased $22.8 million and $1.8 million in the years ended October 31, 2008 and 2007, respectively, with an equal and offsetting change to unallocated corporate expenses and, therefore, no change to consolidated pre-tax earnings.

16.	DISCONTINUED OPERATIONS

On October 31, 2008, the Company completed the sale of substantially all of the assets of its former Lighting segment, excluding accounts receivable and certain other assets and liabilities, to Sylvania Lighting Services Corp (“Sylvania”). The consideration received in connection with such sale was $34.0 million in cash, which included certain adjustments, payment to the Company of $0.6 million pursuant to a transition services agreement and the assumption of certain liabilities under certain contracts and leases relating to the period after the closing. In connection with the sale, the Company recorded a loss of approximately $3.5 million including income tax expense of $1.0 million. The remaining assets and liabilities associated with the Lighting segment have been classified as assets and liabilities of discontinued operations for all periods presented. The results of operations of the Lighting segment for all periods presented are classified as “(Loss) income from discontinued operations, net of taxes.”

The carrying amounts of the major classes of assets and liabilities of the Lighting segment included in discontinued operations are as follows:

	October 31,
(in thousands)	2009	2008

Trade accounts receivable, net	$499	$21,735
Notes receivable and other	1,937	3,389
Other receivables due from Sylvania (1)	8,351	9,384

Current assets of discontinued operations	10,787	34,508

Long-term notes receivable	976	2,985
Other receivables due from Sylvania (1)	3,591	8,220

Non-current assets of discontinued operations	4,567	11,205

Trade accounts payable	840	7,053
Accrued liabilities	53	3,029
Due to Sylvania, net(2)	172	—

Current liabilities of discontinued operations	$1,065	$10,082

(1)	In connection with the sale of the Lighting segment, Sylvania acquired certain contracts containing deferred charges. Payments received by Sylvania from clients with respect to the deferred charges for these contracts are paid to the Company.

(2)	Represents net amounts collected on Sylvania’s behalf pursuant to a transition services agreement, which was entered into in connection with the sale of the Lighting segment.

The summarized operating results of the Company’s discontinued Lighting segment for the years ended October 31, 2009, 2008 and 2007 are as follows:

	Years Ended October 31,
(In thousands)	2009	2008	2007

Revenues	$412	$114,904	$112,377

Goodwill impairment	—	4,500	—

(Loss) income before income taxes	(1,725)	(4,052)	3,052
Provision (benefit) for income taxes	(528)	(276)	1,259

(Loss) income from discontinued operations, net of taxes	$(1,197)	$(3,776)	$1,793

The loss from discontinued operations, net of taxes, of $1.2 million for the year ended October 31, 2009, respectively, primarily relates to severance related costs and selling, general and administrative transition costs.

During the quarter ended April 30, 2008, in response to objective evidence about the implied value of goodwill relating to the Company’s Lighting segment, the Company performed an assessment of goodwill for impairment. The goodwill in the Company’s Lighting segment was determined to be impaired and a non-cash, partially tax-deductible goodwill impairment charge of $4.5 million was recorded on April 30, 2008, which is included in discontinued operations in the accompanying consolidated statements of income for the year ended October 31, 2008.

17.	QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Quarter
(In thousands, except per share amounts)	First	Second	Third	Fourth	Year

Year ended October 31, 2009
Revenues	$887,472	$855,711	$870,635	$868,005	$3,481,823

Gross profit	100,204	89,563	88,186	89,171	367,124

Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	—	3,575	120	3,695
Impairments recognized in other comprehensive income	—	—	(2,009)	(120)	(2,129)

Income from continuing operations	14,755	13,049	12,400	15,286	55,490
Loss from discontinued operations	(538)	(272)	(124)	(263)	(1,197)

Net income	14,217	12,777	12,276	15,023	54,293

Net income per common share — Basic(1)
Income from continuing operations	0.29	0.25	0.24	0.30	1.08
Loss from discontinued operations	(0.01)	—	—	(0.01)	(0.02)

Net income per common share — Basic	0.28	0.25	0.24	0.29	1.06

Net income per common share — Diluted(1)
Income from continuing operations	0.29	0.25	0.24	0.29	1.07
Loss from discontinued operations	(0.01)	—	—	—	(0.02)

Net income per common share — Diluted	$0.28	$0.25	$0.24	$0.29	$1.05

Year ended October 31, 2008
Revenues	$887,792	$906,349	$923,667	$905,782	$3,623,590

Gross profit	83,839	100,199	104,780	110,076	398,894

Income from continuing operations	6,267	15,302	16,344	14,818	52,731
Income (loss) from discontinued operations	97	(4,230)	68	(3,232)	(7,297)

Net income	6,364	11,072	16,412	11,586	45,434

Net income per common share — Basic(1)
Income from continuing operations	0.13	0.30	0.32	0.29	1.04
Loss from discontinued operations	—	(0.08)	—	(0.06)	(0.14)

Net income per common share — Basic	0.13	0.22	0.32	0.23	0.90

Net income per common share — Diluted(1)
Income from continuing operations	0.13	0.30	0.32	0.28	1.03
Loss from discontinued operations	—	(0.08)	—	(0.07)	(0.15)

Net income per common share — Diluted	$0.13	$0.22	$0.32	$0.21	$0.88

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods, due to the effects of rounding for each period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

b. Management’s Report on Internal Control Over Financial Reporting.  The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the accompanying consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2009. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

c. Changes in Internal Control Over Financial Reporting.  The Company has migrated its financial and payroll systems to a new consolidated financial and payroll platform as part of an on-going development of these systems which was completed during the year ended October 31, 2009.

Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Certificates.  Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached as exhibits to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding the Company’s executive officers is included in Part I under “Executive Officers of the Registrant.”

Information required by this Item 10 is included under the headings “Proposal — Election of Directors,” “Corporate Governance,” “Corporate Governance — Audit Committee Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on March 2, 2010 (“2010 Proxy Statement”). All of this information is incorporated by reference into this Annual Report. The 2010 Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Company’s fiscal year ended October 31, 2009.

On March 24, 2009, the Company filed its Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.

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

The information required by this item with regard to officer and director compensation is incorporated by reference from the information set forth under the caption “Officers’ and Directors’ Compensation” contained in the 2010 Proxy Statement. The information required by this item with respect to compensation committee interlocks and insider participation is incorporated by reference from the information so titled under the caption “Corporate Governance” contained in the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” contained in the 2010 Proxy Statement.

Equity Compensation Plan Information

The following table provides information regarding the Company’s equity compensation plans as of October 31, 2009.

Number of Securities
Remaining Available
for
Future Issuance
	Number of Securities			Under
	to be Issued Upon		Weighted-Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected
	Warrants and Rights		Warrants and Rights	in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	3,447,629	(1)	$17.38	3,540,597	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	3,447,629		$17.38	3,540,597

(1)	Does not include outstanding restricted stock units or performance shares.

(2)	Includes 293,174 shares available for issuance under the Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the information so titled under the caption “Officers’ and Directors’ Compensation” contained in the 2010 Proxy Statement. The information required by this item with respect to director independence is incorporated by reference from the information set forth under the caption “Corporate Governance” contained in the 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information set forth under the caption “Audit Related Matters” contained in the 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.  Consolidated Financial Statements of ABM Industries Incorporated and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — October 31, 2009 and 2008

Consolidated Statements of Income — Years ended October 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended October 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows — Years ended October 31, 2009, 2008 and 2007

Notes to the Consolidated Financial Statements.

2. Consolidated Financial Statement Schedule of ABM Industries Incorporated and Subsidiaries:

Schedule II — Consolidated Valuation Accounts — Years ended October 31, 2009, 2008 and 2007.

All other schedules are omitted because they are not applicable or because the required information is included in the accompanying consolidated financial statements or the notes thereto.

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
December 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Henrik C. Slipsager

Henrik C. Slipsager
President & Chief Executive Officer and Director
(Principal Executive Officer)
December 22, 2009

/s/  James S. Lusk

James S. Lusk
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)
December 22, 2009

/s/  Joseph F. Yospe

Joseph F. Yospe
Senior Vice President and Controller
(Principal Accounting Officer)
December 22, 2009

/s/  Maryellen C. Herringer

Maryellen C. Herringer
Chairman of the Board and Director
December 22, 2009

/s/  Dan T. Bane

Dan T. Bane, Director
December 22, 2009

/s/  Linda Chavez

Linda Chavez, Director
December 22, 2009

J. Philip Ferguson, Director
December 22, 2009

/s/  Anthony G. Fernandes

Anthony G. Fernandes, Director
December 22, 2009

/s/  Luke S. Helms

Luke S. Helms, Director
December 22, 2009

/s/  Henry L. Kotkins, Jr

Henry L. Kotkins, Jr., Director
December 22, 2009

/s/  William W. Steele

William W. Steele, Director
December 22, 2009

Schedule II

CONSOLIDATED VALUATION ACCOUNTS

	Balance		Charges to	Write-offs	Balance
	Beginning		Costs and	Net of	End of
(In thousands)	of Year	Acquisitions	Expenses	Recoveries	Year

Allowance for doubtful accounts
Years ended October 31,
2009	$8,648	$—	$3,923	$(6,333)	$6,238
2008	2,827	2,147	4,954	(1,280)	8,648
2007	3,577	—	1,295	(2,045)	2,827

	Balance		Charges to	Write-offs	Balance
	Beginning		Costs and	Net of	End of
(In thousands)	of Year	Acquisitions	Expenses	Recoveries	Year

Sales allowance
Years ended October 31,
2009	$3,818	$—	$41,508	$(40,792)	$4,534
2008	3,552	206	16,897	(16,837)	3,818
2007	3,674	—	23,344	(23,466)	3,552

EXHIBIT INDEX

		Incorporated by Reference

Exhibit
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated October 7, 2007, among OneSource Services, Inc., ABM Industries Incorporated and OCo Merger Sub LLC	8-K	001-08929	2.1	October 9, 2007
2.2	Asset Purchase and Sale Agreement, dated as of August 29, 2008 by and among ABM Industries Incorporated, a Delaware corporation, Amtech Lighting Services, Amtech Lighting Services of the Midwest and Amtech Lighting and Electrical Services, each of which are California corporations, and Sylvania Lighting Services Corp., a Delaware corporation	8-K	001-08929	2.1	September 5, 2008
3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated November 25, 2003	10-K	001-08929	3.1	January 14, 2004
3.2	Bylaws, as amended October 26, 2009	8-K	001-08929	3.2	October 29, 2009
10.1	Credit Agreement, dated as of November 14, 2007, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	November 15, 2007
10.2	Amended and Restated Master Services Agreement, dated February 24, 2009, by and between ABM Industries Incorporated and International Business Machines Corporation	8-K/A	001-08929	10.1	February 26, 2009
10.3	Transition Agreement, dated February 24, 2009, by and between ABM Industries Incorporated and International Business Machines Corporation	8-K/A	001-08929	10.2	February 26, 2009
10.4*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005
10.5*	Director Retirement Plan Distribution Election Form, as revised June 16, 2006	10-Q	001-08929	10.1	September 8, 2006
10.6*‡	Arrangements With Non-Employee Directors
10.7*	Director Stock Ownership and Retention Guidelines	10-Q	001-08929	10.3	September 8, 2006
10.8*	Form of Director Indemnification Agreement	10-Q	001-08929	10.5	March 6, 2009
10.9*	ABM Executive Officer Incentive Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.6	September 8, 2008
10.10*	Form of Non-Qualified Stock Option Agreement — 2006 Equity Plan	10-K	001-08929	10.30	December 22, 2006
10.11*	Form of Restricted Stock Agreement — 2006 Equity Plan	10-K	001-08929	10.31	December 22, 2006
10.12*	Form of Restricted Stock Unit Agreement — 2006 Equity Plan	10-K	001-08929	10.32	December 22, 2006
10.13*	Form of Performance Share Agreement — 2006 Equity Plan	10-K	001-08929	10.33	December 22, 2006
10.14*	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated as of December 9, 2008	8-K	001-08929	10.1	December 15, 2008
10.15*	Time-Vested Incentive Stock Option Plan, as amended and restated as of September 4, 2007	10-Q	001-08929	10.2	September 10, 2007
10.16*	1996 Price-Vested Performance Stock Option Plan, as amended and restated as of September 4, 2007	10-Q	001-08929	10.3	September 10, 2007

		Incorporated by Reference

Exhibit
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.17*	2002 Price-Vested Performance Stock Option Plan, as amended and restated as of September 4, 2007	10-Q	001-08929	10.4	September 10, 2007
10.18*	Deferred Compensation Plan, amended and restated, March 13, 2008	10-K	001-08929	10.17	December 22, 2008
10.19*	Form of Restricted Stock Agreement — 2006 Equity Incentive Plan — Annual Grants	10-Q	001-08929	10.1	March 10, 2008
10.20*	Deferred Compensation Plan for Non-Employee Directors, effective October 31, 2006, amended March 3, 2008	10-Q	001-08929	10.2	March 10, 2008
10.21*	2006 Equity Incentive Plan, as amended and restated January 13, 2009	10-Q	001-08929	10.3	March 6, 2009
10.22*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, as amended and restated December 9, 2008	8-K	001-08929	10.2	December 15, 2008
10.23*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.3	September 8, 2008
10.24*	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.4	September 8, 2008
10.25*	Service Award Benefit Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.5	September 8, 2008
10.26*	Executive Severance Pay Policy, as amended and restated June 3, 2008	10-Q	001-08929	10.7	September 8, 2008
10.27*	Amended and Restated Employment Agreement dated July 15, 2008 by and between ABM Industries Incorporated and Henrik C. Slipsager	8-K	001-08929	10.1	July 18, 2008
10.28*	Form of Amended Executive Employment Agreement	8-K	001-08929	10.1	August 13, 2008
10.29*	Form of Amended and Restated Executive Change in Control Agreement with Henrik C. Slipsager, James S. Lusk, James P. McClure and Steven M. Zaccagnini	8-K	001-08929	10.1	December 31, 2008
10.30*	Annex A for Change in Control Agreement with Henrik C. Slipsager	8-K/A	001-08929	10.1	January 5, 2009
10.31*‡	Executive Employment Agreement dated August 1, 2008 by and between ABM Industries Incorporated and Sarah H. McConnell
10.32*‡	Executive Change in Control Agreement with Sarah H. McConnell
21.1‡	Subsidiaries of the Registrant
23.1‡	Consent of Independent Registered Public Accounting Firm
31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference

Exhibit
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement

‡	Indicates filed herewith

†	Indicates furnished herewith