Form 10-Q
period 2010-01-31
ABM INDUSTRIES INC /DE/
filed 2010-03-04
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2010
Common Stock, $0.01 par value per share	51,917,607 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
FORM 10-Q
For the quarterly period ended January 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
(in thousands, except share amounts)	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$21,177	$34,153
Trade accounts receivable, net of allowances of $11,235 and $10,772 at January 31, 2010 and October 31, 2009, respectively	476,910	445,241
Prepaid income taxes	12,205	13,473
Current assets of discontinued operations	8,480	10,787
Prepaid expenses	40,332	38,781
Notes receivable and other	17,567	21,374
Deferred income taxes, net	49,729	52,171
Insurance recoverables	4,917	5,017

Total current assets	631,317	620,997

Non-current assets of discontinued operations	3,573	4,567
Insurance deposits	42,289	42,500
Other investments and long-term receivables	5,884	6,240
Deferred income taxes, net	61,018	63,444
Insurance recoverables	65,800	67,100
Other assets	31,852	32,446
Investments in auction rate securities	19,651	19,531
Property, plant and equipment, net of accumulated depreciation of $96,715 and $92,563 at January 31, 2010 and October 31, 2009, respectively	57,562	56,892
Other intangible assets, net of accumulated amortization of $46,239 and $43,464 at January 31, 2010 and October 31, 2009, respectively	57,425	60,199
Goodwill	547,830	547,237

Total assets	$1,524,201	$1,521,153

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	January 31,	October 31,
(in thousands, except share amounts)	2010	2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$79,524	$84,701
Accrued liabilities
Compensation	83,658	93,095
Taxes — other than income	20,401	17,539
Insurance claims	78,174	78,144
Other	70,629	66,279
Income taxes payable	1,950	1,871
Current liabilities of discontinued operations	1,170	1,065

Total current liabilities	335,506	342,694

Income taxes payable	20,713	17,763
Line of credit	172,000	172,500
Retirement plans and other	31,983	32,963
Insurance claims	267,883	268,183

Total liabilities	828,085	834,103

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,884,698 and 51,688,218 shares issued at January 31, 2010 and October 31, 2009, respectively	519	517
Additional paid-in capital	179,813	176,480
Accumulated other comprehensive loss, net of taxes	(2,350)	(2,423)
Retained earnings	518,134	512,476

Total stockholders’ equity	696,116	687,050

Total liabilities and stockholders’ equity	$1,524,201	$1,521,153

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	January 31
(in thousands, except per share data)	2010	2009
	(Unaudited)

Revenues	$869,884	$887,472

Expenses
Operating	782,101	787,268
Selling, general and administrative	62,802	71,387
Amortization of intangible assets	2,775	2,823

Total expenses	847,678	861,478

Operating profit	22,206	25,994
Interest expense	1,215	1,668

Income from continuing operations before income taxes	20,991	24,326
Provision for income taxes	8,155	9,571

Income from continuing operations	12,836	14,755
Loss from discontinued operations, net of taxes	(61)	(538)

Net income	$12,775	$14,217

Net income per common share — Basic
Income from continuing operations	$0.25	$0.29
Loss from discontinued operations	—	(0.01)

Net Income	$0.25	$0.28

Net income per common share — Diluted
Income from continuing operations	$0.24	$0.29
Loss from discontinued operations	—	(0.01)

Net Income	$0.24	$0.28

Weighted-average common and common equivalent shares outstanding
Basic	51,821	51,110
Diluted	52,548	51,470

Dividends declared per common share	$0.135	$0.130
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 31
(in thousands)	2010	2009 (Note 1)
	(Unaudited)
Cash flows from operating activities:
Net income	$12,775	$14,217
Loss from discontinued operations, net of taxes	(61)	(538)

Income from continuing operations	12,836	14,755
Adjustments to reconcile income from continuing operations to net cash (used in) provided by continuing operating activities:
Depreciation and amortization of intangible assets	8,493	7,306
Deferred income taxes	4,868	3,361
Share-based compensation expense	1,960	1,493
Provision for bad debt	606	1,286
Discount accretion on insurance claims	228	312
Gain on sale of assets	(92)	(43)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(32,276)	(28,253)
Prepaid expenses and other current assets	2,241	(2,642)
Insurance recoverables	1,400	—
Other assets and long-term receivables	1,161	(2,147)
Income taxes payable	4,286	2,306
Retirement plans and other non-current liabilities	(928)	(1,776)
Insurance claims payable	(498)	615
Trade accounts payable and other accrued liabilities	(16,505)	16,887

Total adjustments	(25,056)	(1,295)

Net cash (used in) provided by continuing operating activities	(12,220)	13,460
Net cash provided by discontinued operating activities	3,307	12,619

Net cash (used in) provided by operating activities	(8,913)	26,079

Cash flows from investing activities:
Additions to property, plant and equipment	(7,379)	(5,441)
Proceeds from sale of assets	1,043	415
Purchase of businesses	(588)	(623)

Net cash used in investing activities	(6,924)	(5,649)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	1,251	463
Dividends paid	(6,992)	(6,641)
Borrowings from line of credit	131,000	173,000
Repayment of borrowings from line of credit	(131,500)	(176,000)
Changes in book cash overdrafts	9,102	(13,852)

Net cash provided by (used in) financing activities	2,861	(23,030)

Net decrease in cash and cash equivalents	(12,976)	(2,600)
Cash and cash equivalents at beginning of period	34,153	26,741

Cash and cash equivalents at end of period	$21,177	$24,141

Supplemental Data:
Cash (refunded) paid for income taxes, net of refunds received	$(1,243)	$3,915
Tax effect from exercise of options	241	8
Cash received from exercise of options	1,010	455
Interest paid on line of credit	$979	$1,908
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of ABM Industries Incorporated (“ABM”, and together with its subsidiaries, the “Company”) contained in this report are unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in ABM’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. All references to years are to the Company’s fiscal year, which ends on October 31.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in ABM’s condensed consolidated financial statements and the accompanying notes. These estimates are based on information available as of the date of these financial statements. The current economic environment and its potential effect on the Company’s clients have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are normal and recurring, necessary to fairly state the information for each period contained therein. The results of operations for the three months ended January 31, 2010 are not necessarily indicative of the operating results that might be expected for the full fiscal year or any future periods.
Immaterial Correction
The presentation of the accompanying condensed consolidated statements of cash flows for the three months ended January 31, 2009, corrects the presentation of cash and cash equivalents and changes in book cash overdrafts related to offsetting of positive and negative book cash balances. The effects of the correction, which had no impact on the Company’s previously reported earnings for any periods, are presented in the following table:

	Three Months Ended
	January 31, 2009
	As Previously	As
(in thousands)	Reported	Corrected

Net cash used in financing activities	$(9,178)	$(23,030)
2. Recently Adopted Accounting Pronouncements
Effective November 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) updated authoritative standard for accounting for business combinations, which is included in Accounting Standards Codification TM (“ASC”) Topic 805 “Business Combinations” (“ASC 805”). Upon adoption, on November 1, 2009, the Company expensed approximately $1.0 million of deferred acquisition costs for acquisitions currently being pursued. This authoritative standard will impact the way in which the Company accounts for future business combinations.
Effective November 1, 2009, the Company adopted the FASB updated authoritative standard for determining the useful life of intangible assets, which is included in ASC Topic 350-30 “General Intangibles Other than Goodwill” (“ASC 350-30”). This authoritative standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires additional disclosures. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. This authoritative standard had no impact on the Company’s condensed consolidated interim financial statements, but could impact the way in which the useful lives of intangible assets acquired in a business combination will be determined for future acquisitions, if renewal or extension terms are apparent.

Effective November 1, 2009, the Company adopted the FASB updated authoritative standard on employers’ disclosures about post-retirement benefit plan assets, which is included in ASC Topic 715 “Compensation—Retirement Benefits” (“ASC 715”). The authoritative standard expands the annual disclosures by adding required disclosures about how investment allocation decisions are made by management, major categories of plan assets and significant concentrations of risk. Additionally, it is now required for an employer to disclose information about the valuation of plan assets similar to that required under ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). This authoritative standard will not have an impact on the Company’s condensed consolidated interim financial statements as it only amends required annual disclosures.
Effective November 1, 2009, the Company adopted the FASB authoritative standard on fair value measurements for non-financial assets and non-financial liabilities measured on a non-recurring basis, which is included in ASC 820. The Company’s non-financial assets and non-financial liabilities principally consist of intangible assets acquired through business combinations and long-lived assets. During the three months ended January 31, 2010, the Company did not re-measure any non-financial assets or non-financial liabilities at fair value, therefore, this authoritative standard did not have an impact on the Company’s condensed consolidated interim financial statements. This authoritative standard will impact the way in which fair value is measured and disclosed for non-financial assets and non-financial liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition.
3. Fair Value Measurements
As required by ASC 820, fair value is determined based on inputs or assumptions that market participants would use in pricing an asset or a liability. These assumptions consist of (1) observable inputs — market data obtained from independent sources, or (2) unobservable inputs - market data determined using the company’s own assumptions about valuation. ASC 820 establishes a hierarchy to prioritize the inputs to valuation techniques, with the highest priority being given to Level 1 inputs and the lowest priority to Level 3 inputs, as described below:
Level 1 — Quoted prices for identical instruments in active markets;
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets; and
Level 3 — Unobservable inputs.
Financial assets and liabilities measured at fair value on a recurring basis are summarized in the table below:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in thousands)	January 31, 2010	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan (a)	$5,468	$5,468	$—	$—
Investments in auction rate securities (b)	19,651	—	—	19,651

Total assets	$25,119	$5,468	$—	$19,651

Liabilities
Interest rate swap (c)	$1,062	$—	$1,062	$—

Total liabilities	$1,062	$—	$1,062	$—

(a)	The fair value of the assets held in the deferred compensation plan is based on quoted market prices.

(b)	The fair value of the investments in auction rate securities is based on discounted cash flow valuation models, primarily utilizing unobservable inputs. See Note 4, “Auction Rate Securities”.

(c)
The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. See Note 7, “Line of Credit Facility”.

See Note 4, “Auction Rate Securities”, for a roll-forward of assets measured at fair value using significant unobservable Level 3 inputs.

Other Financial Assets and Liabilities
Due to the short-term maturities of the Company’s cash, cash equivalents, receivables, payables, and current assets and liabilities of discontinued operations, the carrying value of these financial instruments approximates their fair market values. Due to the variable interest rates, the fair value of outstanding borrowings under the Company’s $450.0 million line of credit approximates its carrying value of $172.0 million. The carrying value of the receivables included in non-current assets of discontinued operations of $3.6 million and the acquired insurance deposits related to acquired self-insurance claims of $42.3 million approximates fair market value.
Other financial instruments of $1.4 million included in other investments and long-term receivables have no quoted market prices and, accordingly, a reasonable estimate of fair value could not be made without incurring excessive costs.
4. Auction Rate Securities
As of January 31, 2010, the Company held investments in auction rate securities from five different issuers having an original principal amount of $5.0 million each (aggregating $25.0 million). At January 31, 2010 and October 31, 2009, the estimated fair value of these securities, in total, was approximately $19.7 million and $19.5 million, respectively. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, auctions for these securities have not occurred since August 2007.
The Company estimates the fair values of auction rate securities it holds utilizing a discounted cash flow model, which considers, among other factors, assumptions about: (1) the underlying collateral; (2) credit risks associated with the issuer; (3) contractual maturity; (4) credit enhancements associated with financial insurance guarantees, if any; and (5) assumptions about when, if ever, the security might be re-financed by the issuer or have a successful auction (presently assumed to be approximately 4 to 8 years). Since there can be no assurance that auctions for these securities will be successful in the near future, the Company has classified its auction rate securities as long-term investments.
The Company’s determination of whether impairments of its auction rate securities are other-than-temporary is based on an evaluation of several factors, circumstances and known or reasonably supportable trends including, but not limited to: (1) the Company’s intent to not sell the securities; (2) the Company’s assessment that it is not more likely than not that the Company will be required to sell the securities before recovering its cost basis; (3) expected defaults; (4) the decline in ratings for the auction rate securities or the underlying collateral; (5) the rating of the associated guarantor (where applicable); (6) the nature and value of the underlying collateral expected to service the investment; (7) actual historical performance of the security in servicing its obligations; and (8) actuarial experience of the underlying re-insurance arrangement (where applicable) which in certain circumstances may have preferential rights to the underlying collateral. Based on the Company’s analysis of the above factors, no other-than-temporary impairment was identified during the three months ended January 31, 2010.
The Company’s determination of whether an other-than-temporary impairment represents a credit loss is based upon the difference between the present value of the expected cash flows to be collected and the amortized cost basis of the security. Significant assumptions used in estimating the credit loss include: (1) default rates for the security and the monoline insurer, if any (which were based on published historical default rates of similar securities and consideration of current market trends) and (2) the expected terms of the securities (which represents the Company’s view of when market efficiencies for the securities may be restored). Adverse changes in any of these factors could result in further material declines in fair value and an additional other-than-temporary impairment in the future.
The following table presents the changes in the cost basis and fair value of the Company’s auction rate securities for the three months ended January 31, 2010:

		Fair Value
(in thousands)	Cost Basis	(Level 3)

Balance at beginning of year	$23,434	$19,531
Unrealized gains	—	171
Unrealized losses	—	(51)

Balance at January 31, 2010	$23,434	$19,651

At January 31, 2010 and October 31, 2009, unrealized losses of $3.8 million ($2.2 million net of tax) and $3.9 million ($2.3 million net of tax) were recorded in accumulated other comprehensive loss, respectively.
5. Net Income per Common Share
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

	Three Months Ended
	January 31
(in thousands, except per share data)	2010	2009

Income from continuing operations	$12,836	$14,755
Loss from discontinued operations, net of taxes	(61)	(538)

Net income	$12,775	$14,217

Weighted-average common shares outstanding — Basic	51,821	51,110
Effect of dilutive securities:
Stock options	389	196
Restricted stock units	262	105
Performance shares	76	59

Weighted-average common shares outstanding — Diluted	52,548	51,470

Net income per common share
Basic	$0.25	$0.28
Diluted	$0.24	$0.28
The diluted net income per common share excludes certain stock options and restricted stock units since the effect of including these stock options and restricted stock units would have been anti-dilutive as follows:

	Three Months Ended
	January 31
(in thousands)	2010	2009

Stock options	846	2,399
Restricted stock units	23	209
6. Self-Insurance
The Company provides for self-insurance expense during interim periods using actuarial rates established from its most recent actuarial review, considering known or expected trends. Actuarial evaluations are expected to be performed during the third and fourth quarters of 2010 using claims data as of April 2010 and July 2010, respectively.
At January 31, 2010, the Company had $101.5 million in standby letters of credit (primarily related to its workers’ compensation, general liability, automobile, and property damage programs), $42.3 million in restricted insurance deposits and $112.3 million in surety bonds supporting unpaid insurance claim liabilities. At October 31, 2009, the Company had $118.6 million in stand by letters of credit, $42.5 million in restricted insurance deposits and $103.2 million in surety bonds supporting unpaid insurance claim liabilities.

7. Line of Credit Facility
The Company holds a $450.0 million five-year syndicated line of credit that is scheduled to expire on November 14, 2012 (the “Facility”). The Facility is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes.
The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness and certain transactions and payments. In addition, the Facility also requires that the Company maintain the following three financial covenants which are described in Note 9, “Line of Credit Facility”, to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for 2009: (1) a fixed charge coverage ratio; (2) a leverage ratio; and (3) a combined net worth test. The Company was in compliance with all covenants as of January 31, 2010 and expects to be in compliance in the foreseeable future.
As of January 31, 2010, the total outstanding amount under the Facility in the form of cash borrowings was $172.0 million. Available credit under the line of credit was $176.5 million at January 31, 2010. The Company’s ability to draw down available amounts under its line of credit is subject to compliance with the covenants described above.
As of January 31, 2010, the fair value of the interest rate swap was a $1.1 million liability, which is included in retirement plans and other on the accompanying condensed consolidated balance sheet. No ineffectiveness existed at January 31, 2010. The amount included in accumulated other comprehensive loss is $1.1 million ($0.6 million, net of taxes).
8. Benefit Plans
The components of net periodic benefit cost of the Company’s defined benefit plans and the post-retirement benefit plans, including participants associated with continuing operations, for the three months ended January 31, 2010 and 2009, were as follows:

	Three Months Ended
	January 31
(in thousands)	2010	2009
Defined Benefit Plans
Service cost	$11	$10
Interest	148	194
Expected loss on plan assets	(100)	(80)
Amortization of actuarial loss	18	26

Net expense	$77	$150

Post-Retirement Benefit Plan
Service cost	$4	$3
Interest	70	69
Amortization of actuarial gain	—	(51)

Net expense	$74	$21

9. Contingencies
The Company has been named as a defendant in certain proceedings arising in the ordinary course of business. Litigation outcomes are often difficult to predict and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the accompanying condensed consolidated financial statements when it is both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred.
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

The Company accrues amounts it believes are adequate to cover any liabilities related to litigation and arbitration proceedings, and other contingencies that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that any such proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses at January 31, 2010 was $5.1 million.
10. Share-Based Compensation Plans
On January 11, 2010, the Company’s Compensation Committee approved the grant of 256,637 performance share awards under the terms of the Company’s 2006 Equity Incentive Plan, as amended and restated. The fair value of the performance share awards granted and valued as of January 28, 2010 was $5.0 million, which vests over a period of three years.
11. Comprehensive Income
The following table presents the components of comprehensive income, net of taxes:

	Three Months Ended
	January 31
(in thousands)	2010	2009

Net income	$12,775	$14,217
Other comprehensive income (loss):
Unrealized gains (losses) on auction rate securities, net of taxes of $49 and $55 for January 31, 2010 and 2009, respectively	71	(85)
Unrealized loss on interest rate swap agreement, net of taxes of $20 for January 31, 2010	(29)	—
Foreign currency translation, net of taxes of $14 and $48 for January 31, 2010 and 2009, respectively	20	(74)
Actuarial gain (loss) — adjustments to pension & other post-retirement plans, net of taxes of $7 and $9 for January 31, 2010 and 2009, respectively	11	(14)

Comprehensive income	$12,848	$14,044

12. Income Taxes
At January 31, 2010, the Company had unrecognized tax benefits of $102.3 million, all of which, if recognized in the future, would affect its effective tax rate. The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of January 31, 2010, the Company had accrued interest related to uncertain tax positions of $0.6 million. The Company has recorded $2.1 million of the unrecognized tax benefits as a current liability.
The effective tax rate on income from continuing operations for the three months ended January 31, 2010 and 2009 were 38.9% and 39.3%, respectively.
The Company’s major tax jurisdiction is the United States. ABM and OneSource Services, Inc. U.S. federal income tax returns remain open for examination for the periods ending October 31, 2006 through October 31, 2009 and March 31, 2000 through November 14, 2007, respectively. The Company does business in all 50 states, significantly in California, Texas and New York, as well as Puerto Rico and Canada. In major state jurisdictions, the tax years 2005-2009 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by Illinois, Minnesota, Arizona, Utah, New Jersey, Massachusetts, and Puerto Rico.

13. Segment Information
The Company is organized into four reportable operating segments, Janitorial, Parking, Security and Engineering, which are summarized as follows:

	Three Months Ended
	January 31
(in thousands)	2010	2009

Revenues
Janitorial	$584,079	$608,420
Parking	112,588	115,669
Security	83,597	85,583
Engineering	89,351	77,216
Corporate	269	584

	$869,884	$887,472

Operating profit
Janitorial	$34,084	$32,311
Parking	5,026	4,142
Security	1,346	1,794
Engineering	4,992	4,666
Corporate	(23,242)	(16,919)

Operating profit	22,206	25,994
Interest expense	1,215	1,668

Income from continuing operations before income taxes	$20,991	$24,326

Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years, certain legal costs and settlements, certain information technology costs, share-based compensation costs, severance costs associated with acquisitions and certain chief executive officer, and other finance and human resource departmental costs. Corporate expenses for the three months ended January 31, 2009 included the net benefit of a $9.6 million legal settlement, related to a claim that was settled and resolved in the three months ended January 31, 2009.
14. Discontinued Operations
On October 31, 2008, the Company completed the sale of substantially all of the assets of its former Lighting segment, excluding accounts receivable and certain other assets and liabilities, to Sylvania Lighting Services Corp (“Sylvania”). The remaining assets and liabilities associated with the Lighting segment have been classified as assets and liabilities of discontinued operations for all periods presented. The results of operations of the Lighting segment for all periods presented are classified as “Loss from discontinued operations, net of taxes.”

The carrying amounts of the major classes of assets and liabilities of the Lighting segment included in discontinued operations are as follows:

	January 31,	October 31,
(in thousands)	2010	2009

Trade accounts receivable, net	$224	$499
Notes receivable and other	1,628	1,937
Other receivables due from Sylvania (a)	6,628	8,351

Current assets of discontinued operations	8,480	10,787

Long-term notes receivable	692	976
Other receivables due from Sylvania (a)	2,881	3,591

Non-current assets of discontinued operations	3,573	4,567

Trade accounts payable	834	840
Accrued liabilities	35	53
Due to Sylvania, net (b)	301	172

Current liabilities of discontinued operations	$1,170	$1,065

(a)
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
15. Parking Revenue Presentation
The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Parking revenues related solely to the reimbursement of expenses totaled $56.0 million and $60.5 million for the three months ended January 31, 2010 and 2009, respectively.
16. Recent Accounting Pronouncements
In January 2010, the FASB issued updated standards for fair value measurements and disclosures. The update amends ASC 820 by requiring separate disclosure of significant transfers in and out of Level 1 and Level 2 items, which are assets and liabilities valued using observable inputs, as well as the reasons for such transfers. It also requires separate presentation, on a gross basis, of all changes in the fair values of Level 3 items, which are assets and liabilities valued using unobservable inputs, including purchases, sales, issuances and settlements, as well as separate presentation of transfers in and out of Level 3 and the reasons for those transfers. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values. The objective is to improve disclosures about fair value measurements by providing greater level of disaggregation and detail about valuation techniques and inputs to fair value measurements. These standards will be adopted in the second quarter of 2010, except for the additional gross presentation disclosure requirements for Level 3 changes which will be adopted in the second quarter of 2011. The adoption of these standards will have no impact on the Company’s financial position or results of operations as it only amends required disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited accompanying condensed consolidated financial statements of ABM Industries Incorporated (“ABM”, and together with its subsidiaries, the “Company”) included in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009. All information in the discussion and references to years are based on the Company’s fiscal year, which ends on October 31.
Overview
The Company provides janitorial, parking, security and engineering services for thousands of commercial, industrial, institutional and retail client facilities in hundreds of cities, primarily throughout the United States. The Company’s business is impacted by, among other things, commercial office building occupancy and rental rates, industrial activity, air travel levels, tourism and transportation needs at colleges, universities and health care service facilities. Revenues at the Company’s Janitorial, Security and Engineering segments are primarily based on the performance of labor-intensive services at contractually specified prices. Revenues at the Parking segment relate to parking and transportation services, which are less labor-intensive. In addition to services defined within the scope of client contracts, the Janitorial segment also generates revenues from extra services (or tags) such as, but not limited to, flood cleanup services and snow removal, which generally provide higher margins.
During 2009, the Company experienced losses of client contracts that exceeded new business, reductions in the level and scope of services demanded by clients, contract price compression and declines in the level of tag work, primarily in the Janitorial and Security segments. These losses and reductions influenced results in the three months ended January 31, 2010. Total revenues in the three months ended January 31, 2010, as compared to the three months ended January 31, 2009, decreased $17.6 million, or 2.0%, primarily related to the losses and reductions experienced during 2009, which exceeded new business. The Company’s operating profit, excluding Corporate, increased $2.5 million, or 5.9%, in the three months ended January 31, 2010 compared to the three months ended January 31, 2009, primarily related to the successful execution and continuation of the Company’s operating strategies around cost control, partially offset by increases in payroll related costs from increases in state unemployment insurance rates that went into effect on January 1, 2010. Beginning in the second half of 2009 and continuing through January 31, 2010, the net impact of client contract losses decreased (as compared to the first half of 2009). As a result, total revenues in the three months ended January 31, 2010, as compared to the three months ended October 31, 2009, remained relatively flat.
In addition to revenues and operating profit, the Company’s management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on revenue levels, the timing of collections and payments to suppliers and other vendors, the quality of receivables, and the timing and amount of self-insured claims. The Company’s cash flows used in operating activities was $8.9 million for the three months ended January 31, 2010 and was consistent with the Company’s expectations. Typically, the operating cash flows in the Company’s first quarter are lower than the remaining subsequent quarters in the Company’s fiscal year.
The Company believes that achieving desired levels of revenues and profitability in the future will depend upon, among other things, its ability to attract and retain clients at desirable profit margins, to pass on cost increases to clients, and to keep overall costs low. In the short term, the Company plans to remain competitive by, among other things, continued cost control strategies. The Company is continuing to monitor, and in some cases exit, client arrangements where the Company believes the client is at high risk of bankruptcy or which produce low profit margins and focus on client arrangements that may generate less revenues but produce higher profit margins. Additionally, the Company is exploring acquisitions, both domestically and internationally. In the long-term, the Company expects to continue to grow organically and through acquisitions (including international expansion) in response to the perceived growing demand for a global integrated facility services solution provider.

Liquidity and Capital Resources

	January 31,	October 31,
(in thousands)	2010	2009	Change
Cash and cash equivalents	$21,177	$34,153	$(12,976)
Working capital	$295,811	$278,303	$17,508

	Three Months Ended January 31,
(in thousands)	2010	2009	Change
Net cash (used in) provided by operating activities	$(8,913)	$26,079	$(34,992)
Net cash used in investing activities	$(6,924)	$(5,649)	$(1,275)
Net cash provided by (used in) financing activities	$2,861	$(23,030)	$25,891
As of January 31, 2010, the Company’s cash and cash equivalents balance was $21.2 million, compared to $34.2 million as of October 31, 2009. The decrease in cash is principally due to the timing of payments made on vendor invoices and collections of accounts receivable.
The Company believes that the cash generated from operations and amounts available under its $450.0 million line of credit will be sufficient to meet the Company’s cash requirements for the long-term, except to the extent cash is required for significant acquisitions, if any. As of January 31, 2010, the total outstanding amounts under the Company’s line of credit in the form of cash borrowings and standby letters of credit were $172.0 million and $101.5 million, respectively. Available credit under the line of credit was $176.5 million as of January 31, 2010. The Company’s ability to draw down available amounts under its $450.0 million line of credit is subject to compliance with certain financial covenants, including covenants relating to consolidated net worth, a fixed charge coverage ratio and a leverage ratio. In addition, other covenants under the line of credit include limitations on liens, dispositions, fundamental changes, investments and certain transactions and payments. As of January 31, 2010, the Company was in compliance with all covenants and expects to be in the foreseeable future.
Working Capital. Working capital increased by $17.5 million to $295.8 million at January 31, 2010 from $278.3 million at October 31, 2009. Excluding the effects of discontinued operations, working capital increased by $19.9 million to $288.5 million at January 31, 2010 from $268.6 million at October 31, 2009.
The increase was primarily related to:
•	a $31.7 million increase in trade accounts receivable, net, primarily related to the timing of collections received from clients; and
•	a $5.2 million decrease in trade accounts payable, primarily related to the timing of payments made on vendor invoices;
partially offset by:
•	a $13.0 million decrease in cash and cash equivalents; and
•	a $3.8 million decrease in notes receivable and other, primarily related to collections received during the three months ended January 31, 2010.
Cash Flows from Operating Activities. Net cash used in operating activities was $8.9 million for the three months ended January 31, 2010, compared to net cash provided by operating activities of $26.1 million for the three months ended January 31, 2009. The decrease in cash flows from operating activities was primarily related to a $33.4 million year-over-year decrease in trade accounts payable and accrued liabilities as a result of the timing of payments made on vendor invoices.
Net cash provided by discontinued operating activities was $3.3 million for the three months ended January 31, 2010, compared to $12.6 million for the three months ended January 31, 2009. The cash provided by discontinued operating activities for the three months ended January 31, 2010 primarily related to cash collections from the transferred client contracts that contained deferred charges related to services performed by the Company prior to the sale.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended January 31, 2010 was $6.9 million, compared to $5.6 million for the three months ended January 31, 2009. The increase in cash used in investing activities was primarily related to a $1.9 million increase in capital expenditures in the three months ended January 31, 2010.
Cash Flows from Financing Activities. Net cash provided by financing activities was $2.9 million for the three months ended January 31, 2010, compared to net cash used in financing activities of $23.0 million for the three months ended January 31, 2009. The increase in cash flows from financing activities was primarily related to a $23.0 million year-over-year change in the book overdraft payables (i.e., negative cash balances that have not been presented for payment by the bank).
Results of Operations
Three Months Ended January 31, 2010 vs. Three Months Ended January 31, 2009

	Three Months	Three Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	January 31, 2010	January 31, 2009	$	%

Revenues	$869,884	$887,472	$(17,588)	(2.0)%

Expenses
Operating	782,101	787,268	(5,167)	(0.7)%
Selling, general and administrative	62,802	71,387	(8,585)	(12.0)%
Amortization of intangible assets	2,775	2,823	(48)	(1.7)%

Total expense	847,678	861,478	(13,800)	(1.6)%

Operating profit	22,206	25,994	(3,788)	(14.6)%
Interest expense	1,215	1,668	(453)	(27.2)%

Income from continuing operations before income taxes	20,991	24,326	(3,335)	(13.7)%
Provision for income taxes	8,155	9,571	(1,416)	(14.8)%

Income from continuing operations	12,836	14,755	(1,919)	(13.0)%
Loss from discontinued operations, net of taxes	(61)	(538)	477	NM *

Net income	$12,775	$14,217	$(1,442)	(10.1)%

*	Not meaningful
Net Income. Net income in the three months ended January 31, 2010 decreased by $1.4 million, or 10.1%, to $12.8 million ($0.24 per diluted share) from $14.2 million ($0.28 per diluted share) in the three months ended January 31, 2009. Net income included a loss of $0.1 million and $0.5 million from discontinued operations in the three months ended January 31, 2010 and 2009, respectively.
Income from Continuing Operations. Income from continuing operations in the three months ended January 31, 2010 decreased by $1.9 million, or 13.0%, to $12.8 million ($0.24 per diluted share) from $14.8 million ($0.29 per diluted share) in the three months ended January 31, 2009.
The decrease in income from continuing operations was primarily related to:
•	the absence of a $9.6 million net legal settlement, related to a claim that was settled and resolved in the three months ended January 31, 2009; and
•
deferred acquisition costs of $1.0 million, expensed in the three months ended January 31, 2010, due to the adoption of Accounting Standards Codification TM Topic 805 “Business Combinations” (“ASC 805”);

partially offset by:
•	a $3.4 million year-over-year decrease in information technology costs, primarily related to the upgrade of the payroll, human resources and accounting systems in 2009;
•	a $2.5 million increase in operating profit, excluding the Corporate segment, primarily related to continued effective cost control measures;
•	a $1.4 million decrease in income taxes, primarily related to the decrease in income from continuing operations before income taxes; and
•	a $0.5 million decrease in interest expense as a result of a lower average outstanding balance and lower average interest rate under the line of credit.
Revenues. Revenues in the three months ended January 31, 2010 decreased $17.6 million, or 2.0%, to $870.0 million from $887.5 million in the three months ended January 31, 2009. The decrease in revenues was primarily related to the continued impact of losses of client contracts that exceeded new business, reductions in the level and scope of services demanded by clients, contract price compression and declines in the level of tag work experienced in 2009, primarily in the Janitorial and Security segments. However, beginning in the second half of 2009 and continuing through January 31, 2010, the net impact of client contract losses decreased (as compared to the first half of 2009). As a result, total revenues in the three months ended January 31, 2010, as compared to the three months ended October 31, 2009, were relatively flat. Additionally, approximately $4.5 million, or 25.8%, of the decrease in revenues was due to the reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses and have no impact on operating profit.
Operating Expenses. As a percentage of revenues, gross margin was 10.1% and 11.3% in the three months ended January 31, 2010 and 2009, respectively. The decrease in gross margin percentage was primarily related to a $9.6 million net legal settlement for a claim that was settled and resolved in the three months ended January 31, 2009.
Selling General and Administrative Expenses. Selling, general and administrative expenses decreased $8.6 million, or 12.0%, in the three months ended January 31, 2010 compared to the three months ended January 31, 2009.
The decrease in selling, general and administrative expenses was primarily related to:
•	a $5.0 million decrease in selling, general and administrative costs at the Janitorial segment, primarily related to cost control measures; and
•	a $3.4 million year-over-year decrease in information technology costs, primarily related to the upgrade of the payroll, human resources and accounting systems in 2009;
partially offset by:
•	deferred acquisition costs of $1.0 million, expensed in the three months ended January 31, 2010, due to the adoption of ASC 805.
Interest Expense. Interest expense in the three months ended January 31, 2010 decreased $0.5 million, or 27.2%, to $1.2 million from $1.7 million in the three months ended January 31, 2009. The decrease was primarily related to a lower average outstanding balance and a lower average interest rate under the line of credit in the three months ended January 31, 2010 compared to the three months ended January 31, 2009. The average outstanding balance under the Company’s line of credit was $169.6 million and $237.0 million during the three months ended January 31, 2010 and 2009, respectively.

Segment Information. The revenues and operating profits for the Company’s reportable segments (Janitorial, Parking, Security, and Engineering) were as follows:

	Three Months	Three Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	January 31, 2010	January 31, 2009	$	%

Revenues
Janitorial	$584,079	$608,420	$(24,341)	(4.0)%
Parking	112,588	115,669	(3,081)	(2.7)%
Security	83,597	85,583	(1,986)	(2.3)%
Engineering	89,351	77,216	12,135	15.7%
Corporate	269	584	(315)	(53.9)%

	$869,884	$887,472	$(17,588)	(2.0)%

Operating profit
Janitorial	$34,084	$32,311	$1,773	5.5%
Parking	5,026	4,142	884	21.3%
Security	1,346	1,794	(448)	(25.0)%
Engineering	4,992	4,666	326	7.0%
Corporate	(23,242)	(16,919)	(6,323)	(37.4)%

Operating profit	22,206	25,994	(3,788)	(14.6)%
Interest expense	1,215	1,668	(453)	(27.2)%

Income from continuing operations before income taxes	$20,991	$24,326	$(3,335)	(13.7)%

Janitorial. Janitorial revenues decreased $24.3 million, or 4.0%, during the three months ended January 31, 2010 compared to the three months ended January 31, 2009. The decrease in revenues was primarily related to the continued impact of losses of client contracts, reductions in the level and scope of services demanded by clients, contract price compression and declines in the level of tag work experienced in 2009, partially offset by additional revenues from new clients in the three months ended January 31, 2010.
Despite the reductions in revenue, operating profit increased $1.8 million, or 5.5%, during the three months ended January 31, 2010 compared to the three months ended January 31, 2009. The increase was primarily related to effective cost control measures put in place throughout 2009 which continued into the three months ended January 31, 2010, partially offset by increases in payroll related costs from increases in state unemployment insurance rates that went into effect on January 1, 2010.
Parking. Parking revenues decreased $3.1 million, or 2.7%, during the three months ended January 31, 2010 compared to the three months ended January 31, 2009. The decrease was primarily related to a $4.5 million reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit. The decrease in management reimbursement revenues was offset by a $1.4 million increase in lease and allowance revenues from new clients and the expansion of service to existing clients.
Operating profit increased $0.9 million, or 21.3%, during the three months ended January 31, 2010 compared to the three months ended January 31, 2009. The increase was primarily related to effective cost control measures put in place throughout 2009 which continued into the three months ended January 31, 2010, partially offset by increases in payroll related costs from increases in state unemployment insurance rates that went into effect on January 1, 2010.
Security. Security revenues decreased $2.0 million, or 2.3%, during the three months ended January 31, 2010 compared to the three months ended January 31, 2009. The decrease in revenues was primarily related to the continued impact of losses of client contracts and contract price compression experienced in 2009, partially offset by increases in revenues from new clients in the three months ended January 31, 2010.
Operating profit decreased $0.4 million, or 25.0%, in the three months ended January 31, 2010 compared to the three months ended January 31, 2009. The decrease was primarily related to the decrease in revenues and increases in payroll related costs from increases in the state unemployment insurance rates that went into effect on January 1, 2010.

Engineering. Engineering revenues increased $12.1 million, or 15.7%, during the three months ended January 31, 2010 compared to the three months ended January 31, 2009. The increase was primarily related to additional revenues from new clients and the expansion of services to existing clients.
Operating profit increased by $0.3 million, or 7.0%, in the three months ended January 31, 2010 compared to the three months ended January 31, 2009, primarily related to the increase in revenues at lower gross profit margins, partially offset by increases in payroll related costs from increases in state unemployment insurance rates that went into effect on January 1, 2010.
Corporate. Corporate expense increased $6.3 million, or 37.4%, in the three months ended January 31, 2010 compared to the three months ended January 31, 2009.
The increase in Corporate expense was primarily related to:
•	the absence of a $9.6 million net legal settlement related to a claim that was settled and resolved in the three months ended January 31, 2009; and
•	deferred acquisition costs of $1.0 million, expensed in the three months ended January 31, 2010, due to the adoption of ASC 805;
partially offset by:
•	a $3.4 million year-over-year decrease in information technology costs, primarily related to the upgrade of the payroll, human resources and accounting systems in 2009.
Contingencies
The Company has been named a defendant in certain proceedings arising in the ordinary course of business. Litigation outcomes are often difficult to predict and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the accompanying condensed consolidated financial statements when it is both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred.
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
The Company accrues amounts it believes are adequate to cover any liabilities related to litigation and arbitration proceedings, and other contingencies that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that any such proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses at January 31, 2010 was $5.1 million.
Accounting Pronouncements
See Note 2, “Recently Adopted Accounting Pronouncements” and Note 16, “Recent Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements contained in Item 1, “Financial Statements” for a discussion of recently adopted and recently issued accounting pronouncements.
Critical Accounting Policies and Estimates
The Company’s accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of the Company’s critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Company’s 2009 Annual Report on Form 10-K for the year ended October 31, 2009. Management does not believe that there has been any material changes in the Company’s critical accounting policies and estimates during the three months ended January 31, 2010.

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
Any number of factors could cause the Company’s actual results to differ materially from those anticipated. These factors include but are not limited to the following:
•	risks relating to our acquisition strategy may adversely impact our results of operations;
•	intense competition can constrain our ability to gain business, as well as our profitability;
•	we are subject to volatility associated with high deductibles for certain insurable risks;
•	an increase in costs that we cannot pass on to clients could affect our profitability;
•	we provide our services pursuant to agreements which are cancelable by either party upon 30 to 60 days’ notice;
•	our success depends on our ability to preserve our long-term relationships with clients;
•	our transition to a shared services function could create disruption in functions affected;
•	we incur significant accounting and other control costs that reduce profitability;
•	a decline in commercial office building occupancy and rental rates could affect our revenues and profitability;
•	deterioration in economic conditions in general could further reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition;
•	financial difficulties or bankruptcy of one or more of our major clients could adversely affect results;
•	our ability to operate and pay our debt obligations depends upon our access to cash;
•	future declines or fluctuations in the fair value of our investments in auction rate securities that are deemed other-than-temporarily impaired could negatively impact our earnings;
•	uncertainty in the credit markets may negatively impact our costs of borrowings, our ability to collect receivables on a timely basis and our cash flow;
•	any future increase in the level of debt or in interest rates can affect our results of operations;
•	an impairment charge could have a material adverse effect on our financial condition and results of operations;
•	we are defendants in several class and representative actions or other lawsuits alleging various claims that could cause us to incur substantial liabilities;
•
since we are an attractive employer for recent émigrés to this country and many of our jobs are filled by such, changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations and financial results and our reputation;

•	labor disputes could lead to loss of revenues or expense variations;
•	we participate in multi-employer defined benefit plans which could result in substantial liabilities being incurred; and
•	natural disasters or acts of terrorism could disrupt our services.
Additional information regarding these and other risks and uncertainties the Company faces is contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009 and in other reports it files from time to time with the Securities and Exchange Commission.

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
Interest Rate Risk
Line of Credit
The Company’s exposure to interest rate risk primarily relates to its cash equivalents and London Interbank Offered Rate (“LIBOR”) and Interbank Offered Rate (“IBOR”) based borrowings under the $450.0 million five year syndicated line of credit that expires in November 2012. At January 31, 2010, outstanding LIBOR and IBOR based borrowings of $172.0 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 60 days, the line of credit extends through November 2012, subject to the terms of the line of credit. The Company anticipates borrowing similar amounts for periods of one week to three months. A hypothetical 1% increase in interest rates would add an additional interest expense of $0.5 million on the average outstanding borrowings under the Company’s line of credit, net of the interest rate swap agreement, during the remainder of 2010.
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
As of January 31, 2010, the fair value of the interest rate swap was a $1.1 million liability, which is included in retirement plans and other on the accompanying condensed consolidated balance sheet. The effective portion of this cash flow hedge is recorded as accumulated other comprehensive loss in the Company’s accompanying condensed consolidated balance sheet and reclassified into interest expense in the Company’s accompanying condensed consolidated statements of income in the same period during which the hedged transaction affects earnings. Any ineffective portion of the hedge is recorded immediately to interest expense. No ineffectiveness existed at January 31, 2010. The amount included in accumulated other comprehensive loss is $1.1 million ($0.6 million, net of taxes).
Investment in Auction Rate Securities
At January 31, 2010, the Company held investments in auction rate securities from five different issuers having an aggregate original principal amount of $25.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). A hypothetical 1% increase in interest rates would add approximately $0.2 million of additional interest income during the remainder of 2010.
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
b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The previously reported case of Chen v. Ampco System Parking and ABM Industries filed on March 6, 2008, in the U.S. District Court of California, Southern District was settled on November 23, 2009. On January 5, 2010, a judge of the L.A. Superior Court, denied in part, and granted in part, certification of the Diaz class action. On February 19, 2010, a judge of the U.S. District Court of Court of Washington granted conditional certification in the Khadera case.
Item 1A. Risk Factors
There have been no material changes to the risk factors identified in the Annual Report on Form 10-K for the year ended October 31, 2009, in response to Item 1A, Risk Factors, to Part I of the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Reserved
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

10.1	*‡	2006 Equity Incentive Plan, as Amended and Restated January 11, 2010.
10.2	*‡
Statement of Terms and Conditions Applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, as Amended and Restated January 11, 2010.

10.3	*‡	Amended and Restated Employment by and between Henrik C. Slipsager and ABM Industries Incorporated, dated December 16, 2009.
31.1	‡	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	‡	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	‡	Director Stock Ownership Guidelines

*	Indicated management contract, plan or arrangement.

‡	Indicates filed herewith

†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated
March 4, 2010	/s/ James S. Lusk
James S. Lusk
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)