Form 10-Q
period 2010-04-30
ABM INDUSTRIES INC /DE/
filed 2010-06-04
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 28, 2010

Common Stock, $0.01 par value per share	52,038,568 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
FORM 10-Q
For the quarterly period ended April 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
(in thousands, except share amounts)	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$20,943	$34,153
Trade accounts receivable, net of allowances of $10,184 and $10,772 at April 30, 2010 and October 31, 2009, respectively	442,709	445,241
Prepaid income taxes	12,913	13,473
Current assets of discontinued operations	6,009	10,787
Prepaid expenses	39,271	38,781
Notes receivable and other	18,155	21,374
Deferred income taxes, net	52,347	52,171
Insurance recoverables	4,898	5,017

Total current assets	597,245	620,997

Non-current assets of discontinued operations	2,792	4,567
Insurance deposits	42,179	42,500
Other investments and long-term receivables	5,668	6,240
Deferred income taxes, net	57,815	63,444
Insurance recoverables	65,819	67,100
Other assets	31,749	32,446
Investments in auction rate securities	19,634	19,531
Property, plant and equipment, net of accumulated depreciation of $99,592 and $92,563 at April 30, 2010 and October 31, 2009, respectively	56,397	56,892
Other intangible assets, net of accumulated amortization of $48,933 and $43,464 at April 30, 2010 and October 31, 2009, respectively	54,731	60,199
Goodwill	547,880	547,237

Total assets	$1,481,909	$1,521,153

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		(Continued)

	April 30,	October 31,
(in thousands, except share amounts)	2010	2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$57,011	$84,701
Accrued liabilities
Compensation	85,282	93,095
Taxes — other than income	14,134	17,539
Insurance claims	78,803	78,144
Other	73,400	66,279
Income taxes payable	1,832	1,871
Current liabilities of discontinued operations	1,270	1,065

Total current liabilities	311,732	342,694

Income taxes payable	25,327	17,763
Line of credit	145,000	172,500
Retirement plans and other	31,644	32,963
Insurance claims	266,572	268,183

Total liabilities	780,275	834,103

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,018,718 and 51,688,218 shares issued at April 30, 2010 and October 31, 2009, respectively	520	517
Additional paid-in capital	183,377	176,480
Accumulated other comprehensive loss, net of taxes	(1,832)	(2,423)
Retained earnings	519,569	512,476

Total stockholders’ equity	701,634	687,050

Total liabilities and stockholders’ equity	$1,481,909	$1,521,153

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2010	2009	2010	2009
		(Unaudited)

Revenues	$855,461	$855,711	$1,725,345	$1,743,183

Expenses
Operating	771,974	766,148	1,554,075	1,553,416
Selling, general and administrative	65,244	64,265	128,046	135,652
Amortization of intangible assets	2,694	2,680	5,469	5,503

Total expenses	839,912	833,093	1,687,590	1,694,571

Operating profit	15,549	22,618	37,755	48,612
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	101	—	36	—
Impairments recognized in other comprehensive income	26	—	91	—
Interest expense	1,177	1,313	2,392	2,981

Income from continuing operations before income taxes	14,245	21,305	35,236	45,631
Provision for income taxes	5,622	8,256	13,777	17,827

Income from continuing operations	8,623	13,049	21,459	27,804
Loss from discontinued operations, net of taxes	(46)	(272)	(107)	(810)

Net income	$8,577	$12,777	$21,352	$26,994

Net income per common share — Basic
Income from continuing operations	$0.16	$0.25	$0.41	$0.54
Loss from discontinued operations	—	—	—	(0.01)

Net Income	$0.16	$0.25	$0.41	$0.53

Net income per common share — Diluted
Income from continuing operations	$0.16	$0.25	$0.41	$0.54
Loss from discontinued operations	—	—	—	(0.02)

Net Income	$0.16	$0.25	$0.41	$0.52

Weighted-average common and common equivalent shares outstanding
Basic	52,007	51,301	51,914	51,206
Diluted	52,719	51,553	52,633	51,511

Dividends declared per common share	$0.135	$0.130	$0.270	$0.260
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 30,
(in thousands)	2010	2009 (Note 1)
	(Unaudited)
Cash flows from operating activities:
Net income	$21,352	$26,994
Loss from discontinued operations, net of taxes	(107)	(810)

Income from continuing operations	21,459	27,804
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization of intangible assets	17,044	15,237
Deferred income taxes	5,453	16,266
Share-based compensation expense	3,610	3,412
Provision for bad debt	1,569	1,878
Discount accretion on insurance claims	456	624
Auction rate security credit loss impairment	127	—
Loss (gain) on sale of assets	31	(930)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	962	(382)
Prepaid expenses and other current assets	2,714	(2,932)
Insurance recoverables	1,400	100
Other assets and long-term receivables	1,591	(2,617)
Income taxes payable	7,748	(7,306)
Retirement plans and other non-current liabilities	(1,055)	(439)
Insurance claims payable	(1,408)	(2,607)
Trade accounts payable and other accrued liabilities	(23,961)	(3,767)

Total adjustments	16,281	16,537

Net cash provided by continuing operating activities	37,740	44,341
Net cash provided by discontinued operating activities	6,583	22,861

Net cash provided by operating activities	44,323	67,202

Cash flows from investing activities:
Additions to property, plant and equipment	(12,238)	(9,680)
Proceeds from sale of assets	1,087	2,312
Purchase of businesses	(588)	(746)

Net cash used in investing activities	(11,739)	(8,114)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	3,045	1,516
Dividends paid	(14,014)	(13,314)
Borrowings from line of credit	229,000	343,000
Repayment of borrowings from line of credit	(256,500)	(391,000)
Changes in book cash overdrafts	(7,325)	(5,966)

Net cash used in financing activities	(45,794)	(65,764)

Net decrease in cash and cash equivalents	(13,210)	(6,676)
Cash and cash equivalents at beginning of period	34,153	26,741

Cash and cash equivalents at end of period	$20,943	$20,065

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Six Months Ended
	April 30,
(in thousands)	2010	2009 (Note 1)
	(Unaudited)
Supplemental Data:
Cash (refunded) paid for income taxes, net of refunds received	$(75)	$8,928
Tax effect from exercise of options	603	(124)
Cash received from exercise of options	2,442	1,640
Interest paid on line of credit	$1,803	$2,843

Non-cash investing activities:
Common stock issued for business acquired	$—	$1,198

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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in ABM’s condensed consolidated financial statements and the accompanying notes. These estimates are based on information available as of the date of these financial statements. The current economic environment and its potential effect on the Company’s clients have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are normal and recurring, necessary to fairly state the information for each period contained therein. The results of operations for the three and six months ended April 30, 2010 are not necessarily indicative of the operating results that might be expected for the full fiscal year or any future periods.
Immaterial Correction
The presentation of the accompanying condensed consolidated statements of cash flows for the six months ended April 30, 2009, corrects the presentation of cash and cash equivalents and book cash overdrafts related to offsetting of positive and negative book cash balances. The effects of the correction, which had no impact on the Company’s previously reported earnings for any periods, are presented in the following table:

	Six Months Ended
	April 30, 2009
	As Previously	As
(in thousands)	Reported	Corrected

Net cash used in financing activities	$(59,798)	$(65,764)
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
Effective November 1, 2009, the Company adopted the FASB authoritative standard on fair value measurements for non-financial assets and non-financial liabilities measured on a non-recurring basis, which is included in ASC 820. The Company’s non-financial assets and non-financial liabilities principally consist of intangible assets acquired through business combinations and long-lived assets. During the six months ended April 30, 2010, the Company did not re-measure any non-financial assets or non-financial liabilities at fair value, therefore, this authoritative standard did not have an impact on the Company’s condensed consolidated interim financial statements. This authoritative standard will impact the way in which fair value is measured and disclosed for non-financial assets and non-financial liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition.
Effective February 1, 2010, the Company adopted FASB accounting standard update No. 2010-6, “Improving Disclosures about Fair Value Measurements”, issued in January 2010 related to fair value measurements and disclosures, except for the additional gross presentation disclosure requirements for Level 3 changes which will be adopted in the first quarter of 2012. The update requires entities to make new disclosures about recurring or nonrecurring fair value measurements of assets and liabilities, including (1) the amounts of significant transfers between Level 1 and Level 2 fair value measurements and the reasons for the transfers, (2) the reasons for any transfers in or out of Level 3, and (3) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. The FASB also clarified existing fair value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The Company did not have transfers of assets and liabilities between Level 1, Level 2 and/or Level 3 and the required additional disclosures had no impact on the Company’s financial position or results of operations. See Note 3, “Fair Value Measurements” and Note 4, “Auction Rate Securities”.
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

The following tables presents the Company’s hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2010 and October 31, 2009:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in thousands)	April 30, 2010	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$5,704	$5,704	$—	$—
Investments in auction rate securities	19,634	—	—	19,634

Total assets	$25,338	$5,704	$—	$19,634

Liabilities
Interest rate swap	$802	$—	$802	$—

Total liabilities	$802	$—	$802	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in thousands)	October 31, 2009	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$6,006	$6,006	$—	$—
Investment in auction rate securities	19,531	—	—	19,531

Total assets	$25,537	$6,006	$—	$19,531

Liabilities
Interest rate swap	$1,014	$—	$1,014	$—

Total liabilities	$1,014	$—	$1,014	$—

The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices.
The fair value of the investments in auction rate securities is based on discounted cash flow valuation models, primarily utilizing unobservable inputs. During the six months ended April 30, 2010, the Company had no transfers of assets or liabilities between any of the above hierarchy levels. See Note 4, “Auction Rate Securities”, for the roll-forwards of assets measured at fair value using significant unobservable Level 3 inputs.
The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. See Note 7, “Line of Credit Facility”.
Other Financial Assets and Liabilities
Due to the short-term maturities of the Company’s cash, cash equivalents, receivables, payables, and current assets and liabilities of discontinued operations, the carrying value of these financial instruments approximates their fair market values. Due to the variable interest rates, the fair value of outstanding borrowings under the Company’s $450.0 million line of credit approximates its carrying value of $145.0 million. The carrying value of the receivables included in non-current assets of discontinued operations of $2.8 million and the acquired insurance deposits related to acquired self-insurance claims of $42.2 million approximates fair market value.

4. Auction Rate Securities
As of April 30, 2010, the Company held investments in auction rate securities from five different issuers having an original principal amount of $5.0 million each (aggregating $25.0 million). At April 30, 2010 and October 31, 2009, the estimated fair value of these securities, in total, was approximately $19.6 million and $19.5 million, respectively. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007.
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
The following table presents the significant assumptions used to determine the fair value of the Company’s auction rate securities at April 30, 2010 and October 31, 2009:

Assumption	April 30, 2010	October 31, 2009
Discount rates	L + 0.34% - L + 22.17%	L + 0.34% - L + 24.43%
Yields	L + 2.0% - L + 3.5%	L + 2.0% - L + 3.5%
Average expected lives	4 - 10 years	4 - 8 years

L — London Interbank Offered Rate
The Company’s determination of whether impairments of its auction rate securities are other-than-temporary is based on an evaluation of several factors, circumstances and known or reasonably supportable trends including, but not limited to: (1) the Company’s intent to not sell the securities; (2) the Company’s assessment that it is not more likely than not that the Company will be required to sell the securities before recovering its cost basis; (3) expected defaults; (4) available ratings for the securities or the underlying collateral; (5) the rating of the associated guarantor (where applicable); (6) the nature and value of the underlying collateral expected to service the investment; (7) actual historical performance of the security in servicing its obligations; and (8) actuarial experience of the underlying re-insurance arrangement (where applicable) which in certain circumstances may have preferential rights to the underlying collateral.
Based primarily on an unfavorable development in the Company’s assumption about the expected life for one security, for the three months ended at April 30, 2010, the Company recognized an additional other-than-temporary impairment credit loss of $0.1 million. The Company had previously recognized an other-than-temporary impairment credit loss of $1.6 million for this security in 2009. The credit loss was based upon the difference between the present value of the expected cash flows to be collected and the amortized cost basis of the security. Significant assumptions used in estimating the credit loss include: (1) default rates for the security and the mono-line insurer, if any (which were based on published historical default rates of similar securities and consideration of current market trends) and (2) the expected life of the security (which represents the Company’s view of when market efficiencies for securities may be restored). Adverse changes in any of these factors could result in additional declines in fair value and further other-than-temporary impairments in the future.
The following tables presents the changes in the cost basis and fair value of the Company’s auction rate securities for the six months ended April 30, 2010:

		Fair Value
(in thousands)	Cost Basis	(Level 3)

Balance at beginning of year	$23,434	$19,531
Unrealized gains	—	201
Unrealized losses	—	(98)
Other-than-temporary credit loss recognized in earnings	(127)	—

Balance at April 30, 2010	$23,307	$19,634

The other-than-temporary impairment (“OTTI”) related to credit losses recognized in earnings for the six months ended April 30, 2010 is as follows:

	Beginning balance of				Ending balance of the
	OTTI credit losses			Reductions for	amount related to
	recognized for the	Additions for	Additional	increases in	credit losses held at
	auction rate security	the amount	increases to the	cash flows	the end of the period
	held at the beginning of	related to credit	amount related	expected to be	for which a portion of
	the period for which a	loss for which	to credit loss for	collected that are	OTTI was recognized
	portion of OTTI was	OTTI was not	which an OTTI	recognized over	in Other
	recognized in Other	previously	was previously	the remaining life	Comprehensive
(in thousands)	Comprehensive Income	recognized	recognized	of the security	Income
OTTI credit loss recognized for auction rate security	$1,566	$—	$127	$—	$1,693
At April 30, 2010 and October 31, 2009, unrealized losses of $3.7 million ($2.2 million net of tax) and $3.9 million ($2.3 million net of tax) were recorded in accumulated other comprehensive loss, respectively.
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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2010	2009	2010	2009

Income from continuing operations	$8,623	$13,049	$21,459	$27,804
Loss from discontinued operations, net of taxes	(46)	(272)	(107)	(810)

Net income	$8,577	$12,777	$21,352	$26,994

Weighted-average common shares outstanding — Basic	52,007	51,301	51,914	51,206
Effect of dilutive securities:
Stock options	432	69	410	132
Restricted stock units	227	155	244	130
Performance shares	53	28	65	43

Weighted-average common shares outstanding — Diluted	52,719	51,553	52,633	51,511

Net income per common share
Basic	$0.16	$0.25	$0.41	$0.53
Diluted	$0.16	$0.25	$0.41	$0.52

The diluted net income per common share excludes certain stock options and restricted stock units since the effect of including these stock options and restricted stock units would have been anti-dilutive as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2010	2009	2010	2009

Stock options	803	3,154	824	2,777
Restricted stock units	38	313	30	261
6. Self-Insurance
The Company provided for self-insurance expense during the six months ended April 30, 2010 using actuarial rates established from its most recent actuarial review, which used claims data from 2009, considering known or expected trends. Actuarial evaluations are expected to be performed during the third and fourth quarters of 2010 using claims data as of April 2010 and July 2010, respectively.
At April 30, 2010, the Company had $101.0 million in standby letters of credit (primarily related to its workers’ compensation, general liability, automobile, and property damage programs), $42.2 million in restricted insurance deposits and $110.2 million in surety bonds supporting insurance claim liabilities. At October 31, 2009, the Company had $118.6 million in stand by letters of credit, $42.5 million in restricted insurance deposits and $103.2 million in surety bonds supporting insurance claim liabilities.
7. Line of Credit Facility
The Company holds a $450.0 million five-year syndicated line of credit that is scheduled to expire on November 14, 2012 (the “Facility”). The Facility is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes.
The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness and certain transactions and payments. In addition, the Facility also requires that the Company maintain the following three financial covenants which are described in Note 9, “Line of Credit Facility”, to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for 2009: (1) a fixed charge coverage ratio; (2) a leverage ratio; and (3) a combined net worth test. The Company was in compliance with all covenants as of April 30, 2010 and expects to be in compliance in the foreseeable future.
As of April 30, 2010, the total outstanding amount under the Facility in the form of cash borrowings was $145.0 million. Available credit under the line of credit was $204.0 million at April 30, 2010. The Company’s ability to draw down available amounts under its line of credit is subject to compliance with the covenants described above.
As of April 30, 2010, the fair value of the interest rate swap was a $0.8 million liability, which is included in retirement plans and other on the accompanying condensed consolidated balance sheet. No ineffectiveness existed at April 30, 2010. The amount included in accumulated other comprehensive loss is $0.8 million ($0.5 million, net of taxes).

8. Benefit Plans
The components of net periodic benefit cost of the Company’s defined benefit plans and the post-retirement benefit plans, including participants associated with continuing operations, for the three and six months ended April 30, 2010 and 2009, were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2010	2009	2010	2009
Defined Benefit Plans
Service cost	$11	$11	$22	$21
Interest	148	203	296	397
Expected loss on plan assets	(100)	(80)	(200)	(160)
Amortization of actuarial loss	18	31	36	57

Net expense	$77	$165	$154	$315

Post-Retirement Benefit Plan
Service cost	$4	$3	$8	$6
Interest	70	69	140	138
Amortization of actuarial gain	—	(51)	—	(102)

Net expense	$74	$21	$148	$42

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
The Company accrues amounts it believes are adequate to cover any liabilities related to litigation and arbitration proceedings, and other contingencies that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that any such proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses at April 30, 2010 was $9.2 million.
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
The Company is a defendant in a lawsuit filed July 19, 2007 in the United States District Court, Eastern District of California, entitled U.S. Equal Employment Opportunity Commission, Plaintiff Erika Morales and Anonymous Plaintiffs One through Eight v. ABM Industries Incorporated et. al. (the “Morales case”). The plaintiffs in the Morales case allege sexual harassment, discrimination and retaliation. In 2009, fourteen claimants joined the lawsuit alleging various claims against the Company. The case involves both Title VII federal law claims and California state law claims. Title VII damages are limited to $300,000 per claimant; California state law claims do not contain such limitations and can include punitive damages as well. The Company has several motions pending relating to this matter. Since the Company believes that the allegations asserted by the claimants who joined the Morales case in 2009 are not related to those underlying the originally filed lawsuit, the Company has moved to separate these claims into two lawsuits. This motion was heard on May 28, 2010. The court has not ruled on this motion to date. In addition, motions to dismiss many of the claims on procedural and substantive grounds are scheduled to be heard by the court on June 17, 2010. The Morales case is currently scheduled for trial in August 2010. The Company intends to continue to vigorously defend itself. The Company has accrued its best estimate of the probable liability. There can be no assurance that any judgment or settlement relating to the Morales case will not be material to the Company.

10. Share-Based Compensation Plans
On January 11, 2010, the Company’s Compensation Committee approved the grant of 256,637 performance share awards under the terms of the Company’s 2006 Equity Incentive Plan, as amended and restated. The fair value of the performance share awards granted and valued as of January 28, 2010 was approximately $5.0 million and these awards vest over a period of three years.
On March 31, 2010 the Company’s Compensation Committee approved the following grants: 262,344 stock options and 80,185 restricted stock units, each under the terms of the Company’s 2006 Equity Incentive Plan, as amended and restated. The fair value of the awards granted on March 31, 2010 was approximately $3.4 million and these awards vest 100% on the fifth anniversary of the grant date. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option valuation model. The fair value of stock options granted was $6.41 per share. The assumptions used in the option valuation model for the stock options granted on March 31, 2010 were: (1) expected life from date of grant of 5.6 years; (2) expected stock price volatility of 38.52%; (3) expected dividend yield of 2.66% and (4) a risk-free interest rate of 2.62%. The fair value of the restricted stock units granted was determined using the closing stock price on the date of grant.
11. Comprehensive Income
The following table presents the components of comprehensive income, net of taxes for the three months ended April 30, 2010 and 2009:

	Three Months Ended
	April 30,
(in thousands)	2010	2009

Net income	$8,577	$12,777
Other comprehensive income (loss):
Unrealized (losses) gains on auction rate securities, net of taxes of $7 and $244 for April 30, 2010 and 2009, respectively	(10)	377
Reclass adjustment for credit losses recognized in earnings, net of taxes of $51 for April 30, 2010	76	—
Unrealized gain (loss) on interest rate swap agreement, net of taxes of $106 and $302 for April 30, 2010 and 2009, respectively	155	(466)
Foreign currency translation, net of taxes of $197 and $92 for April 30, 2010 and 2009, respectively	288	142
Actuarial gain (loss) — adjustments to pension & other post-retirement plans, net of taxes of $7 and $8 for April 30, 2010 and 2009, respectively	11	(12)

Comprehensive income	$9,097	$12,818

The following table presents the components of comprehensive income, net of taxes for the six months ended April 30, 2010 and 2009:

	Six Months Ended
	April 30,
(in thousands)	2010	2009

Net income	$21,352	$26,994
Other comprehensive income (loss):
Unrealized gains on auction rate securities, net of taxes of $42 and $189 for April 30, 2010 and 2009, respectively	61	292
Reclass adjustment for credit losses recognized in earnings, net of taxes of $51 for April 30, 2010	76	—
Unrealized gain (loss) on interest rate swap agreement, net of taxes of $86 and $302 for April 30, 2010 and 2009, respectively	126	(466)
Foreign currency translation, net of taxes of $211 and $44 for April 30, 2010 and 2009, respectively	306	68
Actuarial gain (loss) — adjustments to pension & other post-retirement plans, net of taxes of $14 and $17 for April 30, 2010 and 2009, respectively	22	(26)

Comprehensive income	$21,943	$26,862

12. Income Taxes
At April 30, 2010, the Company had unrecognized tax benefits of $102.5 million, all of which, if recognized in the future, would affect its effective tax rate. The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of April 30, 2010, the Company had accrued interest related to uncertain tax positions of $0.8 million. The Company has recorded $2.1 million of the unrecognized tax benefits as a current liability.
The effective tax rate on income from continuing operations for the three months ended April 30, 2010 and 2009 were 39.5% and 38.8%, respectively. The effective tax rate on income from continuing operations for the six months ended April 30, 2010 and 2009 was 39.1%.
The Company’s major tax jurisdiction is the United States. ABM and OneSource Services, Inc. U.S. federal income tax returns remain open for examination for the periods ending October 31, 2006 through October 31, 2009 and March 31, 2000 through November 14, 2007, respectively. ABM has been notified by the Internal Revenue Service that tax years 2006-2008 will be examined beginning in the third quarter of 2010. The Company does business in all 50 states, significantly in California, Texas and New York, as well as Puerto Rico and Canada. In major state jurisdictions, the tax years 2005-2009 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by Illinois, Minnesota, Arizona, Utah, New Jersey, Massachusetts, and Puerto Rico. The Company does not believe that the examinations by the Internal Revenue Service or the state tax authorities will have a significant impact on its results of operations.

13. Segment Information
The Company is organized into four reportable operating segments, Janitorial, Parking, Security and Engineering, which are summarized as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2010	2009	2010	2009

Revenues
Janitorial	$574,046	$589,344	$1,158,125	$1,197,764
Parking	114,003	113,347	226,591	229,016
Security	80,712	82,403	164,309	167,986
Engineering	86,190	70,194	175,541	147,410
Corporate	510	423	779	1,007

	$855,461	$855,711	$1,725,345	$1,743,183

Operating profit
Janitorial	$29,025	$34,894	$63,109	$67,205
Parking	5,184	4,859	10,210	9,001
Security	941	1,397	2,287	3,191
Engineering	4,856	4,038	9,848	8,704
Corporate	(24,457)	(22,570)	(47,699)	(39,489)

Operating profit	15,549	22,618	37,755	48,612
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	101	—	36	—
Impairments recognized in other comprehensive income	26	—	91	—
Interest expense	1,177	1,313	2,392	2,981

Income from continuing operations before income taxes	$14,245	$21,305	$35,236	$45,631

Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years, certain legal costs and settlements, certain information technology costs, share-based compensation costs, severance costs associated with acquisitions and certain chief executive officer, and other finance and human resource departmental costs. Corporate expenses for the six months ended April 30, 2009 included the net benefit of a $9.6 million legal settlement related to a claim that was settled and resolved in the three months ended January 31, 2009.
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

The carrying amounts of the major classes of assets and liabilities of the Lighting segment included in discontinued operations are as follows:

	April 30,	October 31,
(in thousands)	2010	2009

Trade accounts receivable, net	$155	$499
Notes receivable and other	1,216	1,937
Other receivables due from Sylvania (a)	4,638	8,351

Current assets of discontinued operations	6,009	10,787

Long-term notes receivable	580	976
Other receivables due from Sylvania (a)	2,212	3,591

Non-current assets of discontinued operations	2,792	4,567

Trade accounts payable	755	840
Accrued liabilities	47	53
Due to Sylvania, net (b)	468	172

Current liabilities of discontinued operations	$1,270	$1,065

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
15. Parking Revenue Presentation
The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Parking revenues related solely to the reimbursement of expenses totaled $57.2 million and $57.3 million for the three months ended April 30, 2010 and 2009, respectively, and $113.2 million and $117.8 million for the six months ended April 30, 2010 and 2009, respectively.

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
During 2009, the Company experienced losses of client contracts that exceeded new business, reductions in the level and scope of client services, contract price compression and declines in the level of tag work, primarily in the Janitorial segment. These losses and reductions continued to influence results in the six months ended April 30, 2010. Total revenues in the six months ended April 30, 2010, as compared to the six months ended April 30, 2009, decreased $17.8 million, or 1.0%, primarily related to the losses and reductions experienced during 2009 and some reductions in the level and scope of client services and contract price compression in the six months ended April 30, 2010 in the Janitorial segment, partially offset by additional revenues from new clients and the expansion of services to existing clients in the Engineering segment. The Company’s operating profit, excluding Corporate, decreased $2.6 million, or 3.0%, in the six months ended April 30, 2010 compared to the six months ended April 30, 2009, primarily related to an increase in labor expenses resulting from one additional working day in the six months ended April 30, 2010 and increases in payroll related costs due to increases in state unemployment insurance rates that went into effect on January 1, 2010, which were partially offset by cost control measures. The second half of 2010 will benefit from one less working day, as compared to the second half of 2009.
In addition to revenues and operating profit, the Company’s management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on revenue levels, the timing of collections and payments to suppliers and other vendors, the quality of receivables, and the timing and amount of self-insured claims. The Company’s cash flows provided by continuing operating activities was $37.7 million for the six months ended April 30, 2010.
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

Liquidity and Capital Resources

	April 30,	October 31,
(in thousands)	2010	2009	Change
Cash and cash equivalents	$20,943	$34,153	$(13,210)
Working capital	$285,513	$278,303	$7,210

	Six Months Ended April 30,
(in thousands)	2010	2009	Change
Net cash provided by operating activities	$44,323	$67,202	$(22,879)
Net cash used in investing activities	$(11,739)	$(8,114)	$(3,625)
Net cash used in financing activities	$(45,794)	$(65,764)	$19,970
As of April 30, 2010, the Company’s cash and cash equivalents balance was $20.9 million, compared to $34.2 million as of October 31, 2009. The decrease in cash is principally due to the timing of net borrowings under the Company’s line of credit, payments made on vendor invoices and collections of accounts receivable.
The Company believes that the cash generated from operations and amounts available under its $450.0 million line of credit will be sufficient to meet the Company’s cash requirements for the long-term, except to the extent cash is required for significant acquisitions, if any. As of April 30, 2010, the total outstanding amounts under the Company’s line of credit in the form of cash borrowings and standby letters of credit were $145.0 million and $101.0 million, respectively. Available credit under the line of credit was $204.0 million as of April 30, 2010. The Company’s ability to draw down available amounts under its $450.0 million line of credit is subject to compliance with certain financial covenants, including covenants relating to consolidated net worth, a fixed charge coverage ratio and a leverage ratio. In addition, other covenants under the line of credit include limitations on liens, dispositions, fundamental changes, investments and certain transactions and payments. As of April 30, 2010, the Company was in compliance with all covenants and expects to be in the foreseeable future.
Working Capital. Working capital increased by $7.2 million to $285.5 million at April 30, 2010 from $278.3 million at October 31, 2009. Excluding the effects of discontinued operations, working capital increased by $12.2 million to $280.8 million at April 30, 2010 from $268.6 million at October 31, 2009.
The increase was primarily related to:
•	a $35.5 million decrease in trade accounts payable and accrued liabilities, primarily related to the timing of payments made on vendor invoices;
partially offset by:
•	a $13.2 million decrease in cash and cash equivalents;
•	a $4.4 million increase for a litigation contingency recorded in other accrued liabilities;
•	a $3.2 million decrease in notes receivable and other, primarily related to collections received during the six months ended April 30, 2010; and
•	a $2.5 million decrease in trade accounts receivable, net, primarily related to the timing of collections received from clients.
Cash Flows from Operating Activities. Net cash provided by operating activities was $44.3 million for the six months ended April 30, 2010, compared to $67.2 million for the six months ended April 30, 2009.
The decrease in cash flows from operating activities was primarily related to:
•	a $24.6 million period-over-period decrease in trade accounts payable and accrued liabilities, primarily related to the timing of payments made on vendor invoices; and
•	a $16.3 million decrease in net cash provided by discontinued operating activities;

partially offset by:
•
a $15.1 million period-over-period increase in income taxes payable, primarily related to the timing of income tax payments and the utilization of deferred tax assets, including OneSource Services, Inc. deferred tax assets; and

•	a $4.4 million increase for a litigation contingency recorded in other accrued liabilities.
Net cash provided by discontinued operating activities was $6.6 million for the six months ended April 30, 2010, compared to $22.9 million for the six months ended April 30, 2009. The cash provided by discontinued operating activities for the six months ended April 30, 2010 primarily related to cash collections from the transferred client contracts that contained deferred charges related to services performed by the Company prior to the sale.
Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended April 30, 2010 was $11.7 million, compared to $8.1 million for the six months ended April 30, 2009. The increase in cash used in investing activities was primarily related to an increase in capital expenditure purchases of $2.6 million during the six months ended April 30, 2010.
Cash Flows from Financing Activities. Net cash used in financing activities was $45.8 million for the six months ended April 30, 2010, compared to $65.8 million for the six months ended April 30, 2009. The decrease in cash used in financing activities was primarily related to a $20.5 million period-over-period decrease in net repayments from the Company’s line of credit.
Results of Operations
Three Months Ended April 30, 2010 vs. Three Months Ended April 30, 2009

	Three Months	Three Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	April 30, 2010	April 30, 2009	$	%

Revenues	$855,461	$855,711	$(250)	NM *

Expenses
Operating	771,974	766,148	5,826	0.8%
Selling, general and administrative	65,244	64,265	979	1.5%
Amortization of intangible assets	2,694	2,680	14	0.5%

Total expense	839,912	833,093	6,819	0.8%

Operating profit	15,549	22,618	(7,069)	(31.3)%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	101	—	101	NM *
Impairments recognized in other comprehensive income	26	—	26	NM *
Interest expense	1,177	1,313	(136)	(10.4)%

Income from continuing operations before income taxes	14,245	21,305	(7,060)	(33.1)%
Provision for income taxes	5,622	8,256	(2,634)	(31.9)%

Income from continuing operations	8,623	13,049	(4,426)	(33.9)%
Loss from discontinued operations, net of taxes	(46)	(272)	226	NM *

Net income	$8,577	$12,777	$(4,200)	(32.9)%

*	Not meaningful
Net Income. Net income in the three months ended April 30, 2010 decreased by $4.2 million, or 32.9%, to $8.6 million ($0.16 per diluted share) from $12.8 million ($0.25 per diluted share) in the three months ended April 30, 2009.

Income from Continuing Operations. Income from continuing operations in the three months ended April 30, 2010 decreased by $4.4 million, or 33.9%, to $8.6 million ($0.16 per diluted share) from $13.0 million ($0.25 per diluted share) in the three months ended April 30, 2009.
The decrease in income from continuing operations was primarily related to:
•
a $5.2 million decrease in operating profit, excluding the Corporate segment, primarily related to an increase in labor expenses resulting from one additional working day in the three months ended April 30, 2010 and increases in payroll related costs from increases in state unemployment insurance rates that went into effect on January 1, 2010; and

•	a $4.4 million increase in a litigation contingency;
partially offset by:
•
a $2.8 million year-over-year decrease in information technology costs, net of higher depreciation costs, primarily related to the upgrade of the payroll, human resources and accounting systems in 2009; and

•	a $2.6 million decrease in income taxes, primarily related to the decrease in income from continuing operations before income taxes.
Revenues. Total revenues in the three months ended April 30, 2010 remained relatively flat, as compared to the three months ended April 30, 2009.
Operating Expenses. As a percentage of revenues, gross margin was 9.8% and 10.5% in the three months ended April 30, 2010 and 2009, respectively. The decrease in gross margin percentage was primarily related to an increase in labor expenses resulting from one additional working day in the three months ended April 30, 2010 and increases in payroll related costs from increases in state unemployment insurance rates that went into effect on January 1, 2010.
Selling General and Administrative Expenses. Selling, general and administrative expenses increased $1.0 million, or 1.5%, in the three months ended April 30, 2010 compared to the three months ended April 30, 2009.
The increase in selling, general and administrative expenses was primarily related to:
•	a $4.4 million increase in a litigation contingency;
partially offset by:
•
a $2.8 million year-over-year decrease in information technology costs, net of higher depreciation costs, primarily related to the upgrade of the payroll, human resources and accounting systems in 2009; and

•	a $1.3 million decrease in selling, general and administrative costs at the Janitorial segment, primarily related to cost control measures.
Interest Expense. Interest expense in the three months ended April 30, 2010 decreased $0.1 million, or 10.4%, to $1.2 million from $1.3 million in the three months ended April 30, 2009. The decrease was primarily related to a lower average outstanding balance and a lower average interest rate under the line of credit in the three months ended April 30, 2010 compared to the three months ended April 30, 2009. The average outstanding balance under the Company’s line of credit was $164.9 million and $217.0 million during the three months ended April 30, 2010 and 2009, respectively.

Segment Information. The revenues and operating profits for the Company’s reportable segments (Janitorial, Parking, Security, and Engineering) were as follows:

	Three Months	Three Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	April 30, 2010	April 30, 2009	$	%

Revenues
Janitorial	$574,046	$589,344	$(15,298)	(2.6)%
Parking	114,003	113,347	656	0.6%
Security	80,712	82,403	(1,691)	(2.1)%
Engineering	86,190	70,194	15,996	22.8%
Corporate	510	423	87	20.6%

	$855,461	$855,711	$(250)	NM *

Operating profit
Janitorial	$29,025	$34,894	$(5,869)	(16.8)%
Parking	5,184	4,859	325	6.7%
Security	941	1,397	(456)	(32.6)%
Engineering	4,856	4,038	818	20.3%
Corporate	(24,457)	(22,570)	(1,887)	(8.4)%

Operating profit	15,549	22,618	(7,069)	(31.3)%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	101	—	101	NM *
Impairments recognized in other comprehensive income	26	—	26	NM *
Interest expense	1,177	1,313	(136)	(10.4)%

Income from continuing operations before income taxes	$14,245	$21,305	$(7,060)	(33.1)%

*	Not Meaningful
Janitorial. Janitorial revenues decreased $15.3 million, or 2.6%, during the three months ended April 30, 2010 compared to the three months ended April 30, 2009. During 2009, Janitorial experienced losses of client contracts that exceeded new business, reductions in the level and scope of client services, contract price compression and declines in the level of tag work, which continued to influence results in the three months ended April 30, 2010. In addition, during the six months ended April 30, 2010, Janitorial continued to experience some reductions in the level and scope of client services and contract price compression as a result of decreases in client discretionary spending.
Operating profit decreased $5.9 million, or 16.8%, during the three months ended April 30, 2010 compared to the three months ended April 30, 2009. The decrease was primarily related to the reduction in revenues, an increase in labor expenses resulting from one additional working day in the three months ended April 30, 2010 and increases in payroll related costs from increases in state unemployment insurance rates that went into effect on January 1, 2010, partially offset by cost control measures.
Parking. Parking revenues increased $0.7 million, or 0.6%, during the three months ended April 30, 2010 compared to the three months ended April 30, 2009. The increase was primarily related to additional revenues from new clients and the expansion of services to existing clients.
Operating profit increased $0.3 million, or 6.7%, during the three months ended April 30, 2010 compared to the three months ended April 30, 2009. The increase was primarily related to cost control measures and the increase in revenues.

Security. Security revenues decreased $1.7 million, or 2.1%, during the three months ended April 30, 2010 compared to the three months ended April 30, 2009. The decrease in revenues was primarily related to reductions in the level and scope of client services and contract price compression as a result of decreases in client discretionary spending, partially offset by additional revenues from new clients in the three months ended April 30, 2010.
Operating profit decreased $0.5 million, or 32.6%, in the three months ended April 30, 2010 compared to the three months ended April 30, 2009. The decrease was primarily related to the decrease in revenues, principally those with high gross profit margins, and increases in payroll related costs from increases in state unemployment insurance rates that went into effect on January 1, 2010.
Engineering. Engineering revenues increased $16.0 million, or 22.8%, during the three months ended April 30, 2010 compared to the three months ended April 30, 2009. The increase was primarily related to additional revenues from new clients and the expansion of services to existing clients.
Operating profit increased by $0.8 million, or 20.3%, in the three months ended April 30, 2010 compared to the three months ended April 30, 2009, primarily related to the increase in revenues.
Corporate. Corporate expense increased $1.9 million, or 8.4%, in the three months ended April 30, 2010 compared to the three months ended April 30, 2009.
The increase in Corporate expense was primarily related to:
•	a $4.4 million increase in a litigation contingency;
partially offset by:
•
a $2.8 million year-over-year decrease in information technology costs, net of higher depreciation costs, primarily related to the upgrade of the payroll, human resources and accounting systems in 2009.

Results of Operations
Six Months Ended April 30, 2010 vs. Six Months Ended April 30, 2009

	Six Months	Six Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	April 30, 2010	April 30, 2009	$	%

Revenues	$1,725,345	$1,743,183	$(17,838)	(1.0)%

Expenses
Operating	1,554,075	1,553,416	659	NM *
Selling, general and administrative	128,046	135,652	(7,606)	(5.6)%
Amortization of intangible assets	5,469	5,503	(34)	(0.6)%

Total expense	1,687,590	1,694,571	(6,981)	(0.4)%

Operating profit	37,755	48,612	(10,857)	(22.3)%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	36	—	36	NM *
Impairments recognized in other comprehensive income	91	—	91	NM *
Interest expense	2,392	2,981	(589)	(19.8)%

Income from continuing operations before income taxes	35,236	45,631	(10,395)	(22.8)%
Provision for income taxes	13,777	17,827	(4,050)	(22.7)%

Income from continuing operations	21,459	27,804	(6,345)	(22.8)%
Loss from discontinued operations, net of taxes	(107)	(810)	703	NM *

Net income	$21,352	$26,994	$(5,642)	(20.9)%

*	Not meaningful
Net Income. Net income in the six months ended April 30, 2010 decreased by $5.6 million, or 20.9%, to $21.4 million ($0.41 per diluted share) from $27.0 million ($0.52 per diluted share) in the six months ended April 30, 2009. Net income included a loss of $0.1 million and $0.8 million from discontinued operations in the six months ended April 30, 2010 and 2009, respectively.
Income from Continuing Operations. Income from continuing operations in the six months ended April 30, 2010 decreased by $6.3 million, or 22.8%, to $21.5 million ($0.41 per diluted share) from $27.8 million ($0.54 per diluted share) in the six months ended April 30, 2009.
The decrease in income from continuing operations was primarily related to:
•	the absence of a $9.6 million net gain related to a legal settlement for a claim that was settled and resolved in the three months ended January 31, 2009;
•
a $2.6 million decrease in operating profit, excluding the Corporate segment, primarily related to an increase in labor expenses resulting from one additional working day in the six months ended April 30, 2010 and increases in payroll related costs from increases in state unemployment insurance rates that went into effect on January 1, 2010;

•	a $4.4 million increase in a litigation contingency; and
•	deferred acquisition costs of $1.0 million, expensed in the six months ended April 30, 2010, due to the adoption of Accounting Standards Codification TM Topic 805 “Business Combinations” (“ASC 805”);
partially offset by:
•
a $6.1 million year-over-year decrease in information technology costs, net of higher depreciation costs, primarily related to the upgrade of the payroll, human resources and accounting systems in 2009;

•	a $4.1 million decrease in income taxes, primarily related to the decrease in income from continuing operations before income taxes; and
•	a $0.6 million decrease in interest expense as a result of a lower average outstanding balance and lower average interest rate under the line of credit.

Revenues. Total revenues in the six months ended April 30, 2010 decreased $17.8 million, or 1.0%, to $1,725.3 million from $1,743.2 million in the six months ended April 30, 2009. During 2009, the Company experienced losses of client contracts that exceeded new business, reductions in the level and scope of client services, contract price compression and declines in the level of tag work, primarily in the Janitorial segment. These losses and reductions continued to influence results in the six months ended April 30, 2010. In addition, the Janitorial segment experienced some reductions in the level and scope of client services and contract price compression in the six months ended April 30, 2010. These revenue decreases in the Janitorial segment were partially offset by additional revenues from new clients and the expansion of services to existing clients in the Engineering segment. Additionally, approximately $4.6 million, or 25.8%, of the decrease in revenues was due to the reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit.
Operating Expenses. As a percentage of revenues, gross margin was 9.9% and 10.9% in the six months ended April 30, 2010 and 2009, respectively. The decrease in gross margin percentage was primarily related to a $9.6 million net gain related to a legal settlement for a claim that was settled and resolved in the three months ended January 31, 2009, an increase in labor expenses resulting from one additional working day in the six months ended April 30, 2010 and increases in payroll related costs from increases in state unemployment insurance rates that went into effect on January 1, 2010.
Selling General and Administrative Expenses. Selling, general and administrative expenses decreased $7.6 million, or 5.6%, in the six months ended April 30, 2010 compared to the six months ended April 30, 2009.
The decrease in selling, general and administrative expenses was primarily related to:
•	a $6.3 million decrease in selling, general and administrative costs at the Janitorial segment, primarily related to cost control measures; and
•
a $6.1 million year-over-year decrease in information technology costs, net of higher depreciation costs, primarily related to the upgrade of the payroll, human resources and accounting systems in 2009;

partially offset by:
•	a $4.4 million increase in a litigation contingency; and
•	deferred acquisition costs of $1.0 million, expensed in the six months ended April 30, 2010, due to the adoption of ASC 805.
Interest Expense. Interest expense in the six months ended April 30, 2010 decreased $0.6 million, or 19.8%, to $2.4 million from $3.0 million in the six months ended April 30, 2009. The decrease was primarily related to a lower average outstanding balance and a lower average interest rate under the line of credit in the six months ended April 30, 2010 compared to the six months ended April 30, 2009. The average outstanding balance under the Company’s line of credit was $167.2 million and $227.0 million during the six months ended April 30, 2010 and 2009, respectively.

Segment Information. The revenues and operating profits for the Company’s reportable segments (Janitorial, Parking, Security, and Engineering) were as follows:

	Six Months	Six Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	April 30, 2010	April 30, 2009	$	%

Revenues
Janitorial	$1,158,125	$1,197,764	$(39,639)	(3.3)%
Parking	226,591	229,016	(2,425)	(1.1)%
Security	164,309	167,986	(3,677)	(2.2)%
Engineering	175,541	147,410	28,131	19.1%
Corporate	779	1,007	(228)	(22.6)%

	$1,725,345	$1,743,183	(17,838)	(1.0)%

Operating profit
Janitorial	$63,109	$67,205	$(4,096)	(6.1)%
Parking	10,210	9,001	1,209	13.4%
Security	2,287	3,191	(904)	(28.3)%
Engineering	9,848	8,704	1,144	13.1%
Corporate	(47,699)	(39,489)	(8,210)	20.8%

Operating profit	37,755	48,612	(10,857)	(22.3)%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	36	—	36	NM *
Impairments recognized in other comprehensive income	91	—	91	NM *
Interest expense	2,392	2,981	(589)	(19.8)%

Income from continuing operations before income taxes	$35,236	$45,631	$(10,395)	(22.8)%

*	Not meaningful
Janitorial. Janitorial revenues decreased $39.6 million, or 3.3%, during the six months ended April 30, 2010 compared to the six months ended April 30, 2009. During 2009, Janitorial experienced losses of client contracts that exceeded new business, reductions in the level and scope of client services, contract price compression and declines in the level of tag work, which continued to influence results in the six months ended April 30, 2010. In addition, during the six months ended April 30, 2010, Janitorial continued to experience some reductions in the level and scope of client services and contract price compression as a result of decreases in client discretionary spending.
Operating profit decreased $4.1 million, or 6.1%, during the six months ended April 30, 2010 compared to the six months ended April 30, 2009. The decrease was primarily related to the reduction in revenues, an increase in labor expenses resulting from one additional working day in the six months ended April 30, 2010 and increases in payroll related costs from increases in state unemployment insurance rates that went into effect on January 1, 2010, partially offset by the cost control measures.
Parking. Parking revenues decreased $2.4 million, or 1.1%, during the six months ended April 30, 2010 compared to the six months ended April 30, 2009. The decrease was primarily related to a $4.6 million reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit. The decrease in management reimbursement revenues was offset by a $2.2 million increase in lease and allowance revenues from new clients and the expansion of service to existing clients.
Operating profit increased $1.2 million, or 13.4%, during the six months ended April 30, 2010 compared to the six months ended April 30, 2009. The increase was primarily related to the increase in lease and allowance revenues and cost control measures.

Security. Security revenues decreased $3.7 million, or 2.2%, during the six months ended April 30, 2010 compared to the six months ended April 30, 2009. The decrease in revenues was primarily related to reductions in the level and scope of client services and contract price compression as a result of decreases in client discretionary spending, partially offset by additional revenues from new clients in the six months ended April 30, 2010.
Operating profit decreased $0.9 million, or 28.3%, in the six months ended April 30, 2010 compared to the six months ended April 30, 2009. The decrease was primarily related to the decrease in revenues, principally those with high gross profit margins, and increases in payroll related costs from increases in state unemployment insurance rates that went into effect on January 1, 2010.
Engineering. Engineering revenues increased $28.1 million, or 19.1%, during the six months ended April 30, 2010 compared to the six months ended April 30, 2009. The increase was primarily related to additional revenues from new clients and the expansion of services to existing clients.
Operating profit increased by $1.1 million, or 13.1%, in the six months ended April 30, 2010 compared to the six months ended April 30, 2009, primarily related to the increase in revenues.
Corporate. Corporate expense increased $8.2 million, or 20.8%, in the six months ended April 30, 2010 compared to the six months ended April 30, 2009.
The increase in Corporate expense was primarily related to:
•	the absence of a $9.6 million net gain related to a legal settlement for a claim that was settled and resolved in the three months ended January 31, 2009;
•	a $4.4 million increase in a litigation contingency; and
•	deferred acquisition costs of $1.0 million, expensed in the six months ended April 30, 2010, due to the adoption of ASC 805;
partially offset by:
•
a $6.1 million year-over-year decrease in information technology costs, net of higher depreciation costs, primarily related to the upgrade of the payroll, human resources and accounting systems in 2009.

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
The Company accrues amounts it believes are adequate to cover any liabilities related to litigation and arbitration proceedings, and other contingencies that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that any such proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses at April 30, 2010 was $9.2 million.
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
The Company is a defendant in a lawsuit filed July 19, 2007 in the United States District Court, Eastern District of California, entitled U.S. Equal Employment Opportunity Commission, Plaintiff Erika Morales and Anonymous Plaintiffs One through Eight v. ABM Industries Incorporated et. al. (the “Morales case”). The plaintiffs in the Morales case allege sexual harassment, discrimination and retaliation. In 2009, fourteen claimants joined the lawsuit alleging various claims against the Company. The case involves both Title VII federal law claims and California state law claims. Title VII damages are limited to $300,000 per claimant; California state law claims do not contain such limitations and can include punitive damages as well. The Company has several motions pending relating to this matter. Since the Company believes that the allegations asserted by the claimants who joined the Morales case in 2009 are not related to those underlying the originally filed lawsuit, the Company has moved to separate these claims into two lawsuits. This motion was heard on May 28, 2010. The court has not ruled on this motion to date. In addition, motions to dismiss many of the claims on procedural and substantive grounds are scheduled to be heard by the court on June 17, 2010. The Morales case is currently scheduled for trial in August 2010. The Company intends to continue to vigorously defend itself. The Company has accrued its best estimate of the probable liability. There can be no assurance that any judgment or settlement relating to the Morales case will not be material to the Company.

Accounting Pronouncements
See Note 2, “Recently Adopted Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements contained in Item 1, “Financial Statements” for a discussion of recently adopted accounting pronouncements.
Critical Accounting Policies and Estimates
The Company’s accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of the Company’s critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009. Management does not believe that there has been any material changes in the Company’s critical accounting policies and estimates during the six months ended April 30, 2010.
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

•	labor disputes could lead to loss of revenues or expense variations;
•	federal health care reform legislation may adversely affect our business and results of operations;
•	we participate in multi-employer defined benefit plans which could result in substantial liabilities being incurred; and
•	natural disasters or acts of terrorism could disrupt our services.
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
Interest Rate Risk
Line of Credit
The Company’s exposure to interest rate risk primarily relates to its cash equivalents and London Interbank Offered Rate (“LIBOR”) and Interbank Offered Rate (“IBOR”) based borrowings under the $450.0 million five year syndicated line of credit that expires in November 2012. At April 30, 2010, outstanding LIBOR and IBOR based borrowings of $145.0 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 90 days, the line of credit extends through November 2012, subject to the terms of the line of credit. The Company anticipates borrowing similar amounts for periods of one week to three months. A hypothetical 1% increase in interest rates would add an additional interest expense of $0.3 million on the average outstanding borrowings under the Company’s line of credit, net of the interest rate swap agreement, during the remainder of 2010.
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
As of April 30, 2010, the fair value of the interest rate swap was a $0.8 million liability, which is included in retirement plans and other on the accompanying condensed consolidated balance sheet. The effective portion of this cash flow hedge is recorded as accumulated other comprehensive loss in the Company’s accompanying condensed consolidated balance sheet and reclassified into interest expense in the Company’s accompanying condensed consolidated statements of income in the same period during which the hedged transaction affects earnings. Any ineffective portion of the hedge is recorded immediately to interest expense. No ineffectiveness existed at April 30, 2010. The amount included in accumulated other comprehensive loss is $0.8 million ($0.5 million, net of taxes).
Investment in Auction Rate Securities
At April 30, 2010, the Company held investments in auction rate securities from five different issuers having an aggregate original principal amount of $25.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). A hypothetical 1% increase in interest rates would add approximately $0.1 million of additional interest income during the remainder of 2010.

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
b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A discussion of material developments in the Company’s litigation matters in the period covered by this report can be found in Note 9, “Contingencies”, in the Notes to the Condensed Consolidated Financial Statements contained in Item 1, “Financial Statements”.
Item 1A. Risk Factors
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2009, in response to Item 1A, Risk Factors, to Part I of the Annual Report, except as set forth below.
Federal health care reform legislation may adversely affect our business and results of operations.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States (collectively, the “Health Care Reform Laws”). The Health Care Reform Laws include a large number of health-related provisions which become effective over the next four years, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014, penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Providing such additional health insurance benefits to our employees or the payment of penalties if such coverage is not provided, would increase our expense. If we are unable to raise the rates we charge our customers to cover this expense, such increases in expense could reduce our operating profit.
In addition, under the Health Care Reform Laws, employers will have to file a significant amount of additional information with the Internal Revenue Service and will have to develop systems and processes to track requisite information. We will have to modify our current systems which could increase our general and administrative expense.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Reserved
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

10.1	*
Statement of Terms and Conditions Applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, as Amended and Restated March 31, 2010 (incorporated by reference from Exhibit 10.1 to registrant’s Form 8-K Current Report dated April 2, 2010) (File No. 1-8929).

10.2	*
Form of Restricted Stock Unit Award Agreement for Awards to Certain Executive Officers, dated March 31, 2010 (incorporated by reference from Exhibit 10.2 to registrant’s Form 8-K Current Report dated April 2, 2010) (File No. 1-8929).

10.3	*
Form of Stock Option Agreement for Awards to Certain Executive Officers, dated March 31, 2010 (incorporated by reference from Exhibit 10.3 to registrant’s Form 8-K Current Report dated April 2, 2010) (File No. 1-8929).

10.4	*‡	Form of Non-Qualified Stock Option Agreement -2006 Equity Incentive Plan.
10.5	*‡	Form of Restricted Stock Unit Agreement-2006 Equity Incentive Plan.
31.1	‡	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	‡	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract, plan or arrangement.

‡	Indicates filed herewith.

†	Indicates furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated
June 4, 2010	/s/ James S. Lusk
James S. Lusk
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 4, 2010	/s/ Dean A. Chin
Dean A. Chin
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)