Form 10-Q
period 2010-07-31
ABM INDUSTRIES INC /DE/
filed 2010-09-03
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 27, 2010

Common Stock, $0.01 par value per share	52,219,972 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
FORM 10-Q
For the quarterly period ended July 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(in thousands, except share amounts)	2010	2009
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$32,902	$34,153
Trade accounts receivable, net of allowances of $10,941 and $10,772 at July 31, 2010 and October 31, 2009, respectively	458,689	445,241
Prepaid income taxes	6,238	13,473
Current assets of discontinued operations	5,554	10,787
Prepaid expenses	41,760	38,781
Notes receivable and other	17,964	21,374
Deferred income taxes, net	49,752	52,171
Insurance recoverables	4,898	5,017

Total current assets	617,757	620,997

Non-current assets of discontinued operations	2,060	4,567
Insurance deposits	42,161	42,500
Other investments and long-term receivables	4,980	6,240
Deferred income taxes, net	55,994	63,444
Insurance recoverables	65,819	67,100
Other assets	34,425	32,446
Investments in auction rate securities	19,589	19,531
Property, plant and equipment, net of accumulated depreciation of $104,472 and $92,563 at July 31, 2010 and October 31, 2009, respectively	59,860	56,892
Other intangible assets, net of accumulated amortization of $51,713 and $43,464 at July 31, 2010 and October 31, 2009, respectively	62,749	60,199
Goodwill	563,404	547,237

Total assets	$1,528,798	$1,521,153

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	July 31,	October 31,
(in thousands, except share amounts)	2010	2009
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$80,313	$84,701
Accrued liabilities
Compensation	85,673	93,095
Taxes — other than income	15,293	17,539
Insurance claims	78,397	78,144
Other	74,098	66,279
Income taxes payable	1,591	1,871
Current liabilities of discontinued operations	845	1,065

Total current liabilities	336,210	342,694

Income taxes payable	27,432	17,763
Line of credit	150,000	172,500
Retirement plans and other	31,694	32,963
Insurance claims	266,572	268,183

Total liabilities	811,908	834,103

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,203,570 and 51,688,218 shares issued at July 31, 2010 and October 31, 2009, respectively	522	517
Additional paid-in capital	185,129	176,480
Accumulated other comprehensive loss, net of taxes	(2,125)	(2,423)
Retained earnings	533,364	512,476

Total stockholders’ equity	716,890	687,050

Total liabilities and stockholders’ equity	$1,528,798	$1,521,153

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2010	2009	2010	2009
	(Unaudited)

Revenues	$869,029	$870,635	$2,594,374	$2,613,818

Expenses
Operating	776,224	782,449	2,330,299	2,335,865
Selling, general and administrative	54,697	64,736	182,743	200,388
Amortization of intangible assets	2,782	2,952	8,251	8,455

Total expenses	833,703	850,137	2,521,293	2,544,708

Operating profit	35,326	20,498	73,081	69,110
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	3,575	114	3,575
Impairments recognized in other comprehensive income	—	(2,009)	13	(2,009)
Interest expense	1,149	1,472	3,541	4,453

Income from continuing operations before income taxes	34,177	17,460	69,413	63,091
Provision for income taxes	13,204	5,060	26,981	22,887

Income from continuing operations	20,973	12,400	42,432	40,204
Loss from discontinued operations, net of taxes	(10)	(124)	(117)	(934)

Net income	$20,963	$12,276	$42,315	$39,270

Net income per common share — Basic
Income from continuing operations	$0.40	$0.24	$0.81	$0.79
Loss from discontinued operations	—	—	—	(0.02)

Net Income	$0.40	$0.24	$0.81	$0.77

Net income per common share — Diluted
Income from continuing operations	$0.40	$0.24	$0.80	$0.78
Loss from discontinued operations	—	—	—	(0.02)

Net Income	$0.40	$0.24	$0.80	$0.76

Weighted-average common and common equivalent shares outstanding
Basic	52,149	51,471	51,992	51,294
Diluted	52,996	51,937	52,754	51,653

Dividends declared per common share	$0.135	$0.130	$0.405	$0.390
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 31,
(in thousands)	2010	2009
	(Unaudited)

Cash flows from operating activities:
Net income	$42,315	$39,270
Loss from discontinued operations, net of taxes	(117)	(934)

Income from continuing operations	42,432	40,204
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization of intangible assets	26,072	23,871
Deferred income taxes	9,869	19,792
Share-based compensation expense	2,113	5,557
Provision for bad debt	2,461	3,291
Discount accretion on insurance claims	684	936
Auction rate security credit loss impairment	127	1,566
Gain on sale of assets	(1,043)	(948)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(6,026)	(4,705)
Prepaid expenses and other current assets	1,533	(4,254)
Insurance recoverables	1,400	(500)
Other assets and long-term receivables	(256)	(3,882)
Income taxes payable	16,113	(7,314)
Retirement plans and other non-current liabilities	(868)	(60)
Insurance claims payable	(3,006)	(4,002)
Trade accounts payable and other accrued liabilities	(18,646)	(16,916)

Total adjustments	30,527	12,432

Net cash provided by continuing operating activities	72,959	52,636
Net cash provided by discontinued operating activities	7,331	23,829

Net cash provided by operating activities	80,290	76,465

Cash flows from investing activities:
Additions to property, plant and equipment	(19,217)	(15,160)
Proceeds from sale of assets	2,494	2,730
Purchase of businesses, net of cash acquired	(31,209)	(19,863)

Net cash used in investing activities	(47,932)	(32,293)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	6,166	3,206
Dividends paid	(21,051)	(20,007)
Borrowings from line of credit	298,500	525,000
Repayment of borrowings from line of credit	(321,000)	(559,000)
Changes in book cash overdrafts	3,776	3,461

Net cash used in financing activities	(33,609)	(47,340)

Net decrease in cash and cash equivalents	(1,251)	(3,168)
Cash and cash equivalents at beginning of period	34,153	26,741

Cash and cash equivalents at end of period	$32,902	$23,573

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Nine Months Ended
	July 31,
(in thousands)	2010	2009
	(Unaudited)
Supplemental Data:
Cash paid for income taxes, net of refunds received	$223	$10,270
Tax effect from exercise of options	660	(769)
Cash received from exercise of options	5,506	3,975
Interest paid on line of credit	$2,527	$3,869

Non-cash investing activities:
Common stock issued for business acquired	$—	$1,198

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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in ABM’s condensed consolidated financial statements and the accompanying notes. These estimates are based on information available as of the date of these financial statements. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are normal and recurring, necessary to fairly state the information for each period contained therein. The results of operations for the three and nine months ended July 31, 2010 are not necessarily indicative of the operating results that might be expected for the full fiscal year or any future periods.
Parking Revenue Presentation
The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Parking revenues related solely to the reimbursement of expenses totaled $55.8 million and $57.2 million for the three months ended July 31, 2010 and 2009, respectively, and $169.0 million and $175.0 million for the nine months ended July 31, 2010 and 2009, respectively.
2. Recently Adopted Accounting Pronouncements
Effective November 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) updated authoritative standard for accounting for business combinations, which is included in Accounting Standards Codification TM (“ASC”) Topic 805 “Business Combinations” (“ASC 805”). Upon adoption, on November 1, 2009, the Company expensed approximately $1.0 million of deferred acquisition costs for acquisitions then being pursued. In addition, during the nine months ended July 31, 2010, the Company incurred an additional $0.6 million of acquisition costs related to the acquisition of Diversco, Inc. (“Diversco”) and other acquisitions currently being pursued. This authoritative standard will impact the way in which the Company accounts for business combinations.
Effective November 1, 2009, the Company adopted the FASB updated authoritative standard for determining the useful life of intangible assets, which is included in ASC Topic 350-30 “General Intangibles Other than Goodwill” (“ASC 350-30”). This authoritative standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires additional disclosures. This authoritative standard must be applied prospectively to all intangible assets recognized as of the effective date. This authoritative standard had no impact on the Company’s condensed consolidated interim financial statements, but could impact the way in which the useful lives of intangible assets acquired in business combinations will be determined, if renewal or extension terms are apparent.
Effective November 1, 2009, the Company adopted the FASB updated authoritative standard on employers’ disclosures about post-retirement benefit plan assets, which is included in ASC Topic 715 “Compensation—Retirement Benefits” (“ASC 715”). The authoritative standard expands the annual disclosures by adding required disclosures about how investment allocation decisions are made by management, major categories of plan assets and significant concentrations of risk. Additionally, an employer is now required to disclose information about the valuation of plan assets similar to the disclosure required under ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). This authoritative standard will not have an impact on the Company’s condensed consolidated interim financial statements as it only amends required annual disclosures.

Effective November 1, 2009, the Company adopted the FASB authoritative standard on fair value measurements for non-financial assets and non-financial liabilities measured on a non-recurring basis, which is included in ASC 820. The Company’s non-financial assets and non-financial liabilities principally consist of intangible assets acquired through business combinations and long-lived assets. During the nine months ended July 31, 2010, the Company did not re-measure any non-financial assets or non-financial liabilities at fair value, therefore, this authoritative standard did not have any impact on the Company’s condensed consolidated interim financial statements. This authoritative standard will impact the way in which fair value is measured and disclosed for non-financial assets and non-financial liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition.
Effective February 1, 2010, the Company adopted FASB accounting standard update No. 2010-6, “Improving Disclosures about Fair Value Measurements”, issued in January 2010 related to fair value measurements and disclosures, except for the additional gross presentation disclosure requirements for Level 3 changes which will be adopted in the first quarter of 2012. The update requires entities to make new disclosures about recurring or non-recurring fair value measurements of assets and liabilities, including: (1) the amounts of significant transfers between Level 1 and Level 2 fair value measurements and the reasons for the transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. The FASB also clarified existing fair value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The Company did not have transfers of assets and liabilities between Level 1, Level 2 and/or Level 3 during the nine months ended July 31, 2010 and the required additional disclosures had no impact on the Company’s financial position or results of operations. See Note 3, “Fair Value Measurements” and Note 4, “Auction Rate Securities”.
3. Fair Value Measurements
As required by ASC 820, fair value is determined based on inputs or assumptions that market participants would use in pricing an asset or a liability. These assumptions consist of: (1) observable inputs — market data obtained from independent sources; or (2) unobservable inputs - market data determined using the company’s own assumptions about valuation. ASC 820 establishes a hierarchy to prioritize the inputs to valuation techniques, with the highest priority being given to Level 1 inputs and the lowest priority to Level 3 inputs, as described below:
Level 1 – Quoted prices for identical instruments in active markets;
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets; and
Level 3 – Unobservable inputs.
The following tables presents the Company’s hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2010 and October 31, 2009:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in thousands)	July 31, 2010	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$5,510	$5,510	$—	$—
Investments in auction rate securities	19,589	—	—	19,589

Total assets	$25,099	$5,510	$—	$19,589

Liabilities
Interest rate swap	$664	$—	$664	$—

Total liabilities	$664	$—	$664	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in thousands)	October 31, 2009	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$6,006	$6,006	$—	$—
Investments in auction rate securities	19,531	—	—	19,531

Total assets	$25,537	$6,006	$—	$19,531

Liabilities
Interest rate swap	$1,014	$—	$1,014	$—

Total liabilities	$1,014	$—	$1,014	$—

The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices.
The fair value of the investments in auction rate securities is based on discounted cash flow valuation models, primarily utilizing unobservable inputs. During the nine months ended July 31, 2010, the Company had no transfers of assets or liabilities between any of the above hierarchy levels. See Note 4, “Auction Rate Securities”, for the roll-forwards of assets measured at fair value using significant unobservable Level 3 inputs.
The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for London Interbank Offered Rate forward rates at the end of the period. See Note 7, “Line of Credit Facility”.
Other Financial Assets and Liabilities
Due to the short-term maturities of the Company’s cash, cash equivalents, receivables, payables, and current assets and liabilities of discontinued operations, the carrying value of these financial instruments approximates their fair market values. Due to the variable interest rates, the fair value of outstanding borrowings under the Company’s $450.0 million line of credit approximates its carrying value of $150.0 million. The carrying value of the receivables included in non-current assets of discontinued operations of $2.1 million and the acquired insurance deposits related to acquired self-insurance claims of $42.2 million approximates fair market value.
4. Auction Rate Securities
As of July 31, 2010, the Company held investments in auction rate securities from five different issuers having an original principal amount of $5.0 million each (aggregating $25.0 million). At July 31, 2010 and October 31, 2009, the estimated fair value of these securities, in total, was approximately $19.6 million and $19.5 million, respectively. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007.
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

The following table presents the significant assumptions used to determine the fair value of the Company’s auction rate securities at July 31, 2010 and October 31, 2009:

Assumption	July 31, 2010	October 31, 2009
Discount rates	L + 0.33% - L + 21.99%	L + 0.34% - L + 24.43%
Yields	L + 2.0% - L + 3.5%	L + 2.0% - L + 3.5%
Average expected lives	4 - 10 years	4 - 8 years
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
Based primarily on an unfavorable development in the Company’s assumption about the expected life for one security, at April 30, 2010 the Company recognized an additional other-than-temporary impairment credit loss of $0.1 million. The Company had previously recognized an other-than-temporary impairment credit loss of $1.6 million for this security in 2009. The credit losses were based upon the difference between the present value of the expected cash flows to be collected and the amortized cost basis of the security. Significant assumptions used in estimating the credit loss include: (1) default rates for the security and the mono-line insurer, if any (which were based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents the Company’s view of when market efficiencies for securities may be restored). Adverse changes in any of these factors could result in additional declines in fair value and further other-than-temporary impairments in the future. No further other-than-temporary impairments were identified.
The following tables presents the changes in the cost basis and fair value of the Company’s auction rate securities for the nine months ended July 31, 2010:

(in thousands)	Cost Basis	Fair Value (Level 3)

Balance at beginning of year	$23,434	$19,531
Unrealized gains	—	229
Unrealized losses	—	(171)
Other-than-temporary credit loss recognized in earnings	(127)	—

Balance at July 31, 2010	$23,307	$19,589

The other-than-temporary impairment (“OTTI”) related to credit losses recognized in earnings for the nine months ended July 31, 2010 is as follows:

Beginning balance of
	OTTI credit losses				Ending balance of the
	recognized for the			Reductions for	amount related to
	auction rate security	Additions for	Additional	increases in	credit losses held at
	held at the beginning of	the amount	increases to the	cash flows	the end of the period
	the period for which a	related to credit	amount related	expected to be	for which a portion of
	portion of OTTI was	loss for which	to credit loss for	collected that are	OTTI was recognized
	recognized in Other	OTTI was not	which an OTTI	recognized over	in Other
	Comprehensive	previously	was previously	the remaining life	Comprehensive
(in thousands)	Income	recognized	recognized	of the security	Income
OTTI credit loss recognized for auction rate security	$1,566	$—	$127	$—	$1,693

At July 31, 2010 and October 31, 2009, unrealized losses of $3.7 million ($2.2 million net of taxes) and $3.9 million ($2.3 million net of taxes) were recorded in accumulated other comprehensive loss, respectively.
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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2010	2009	2010	2009

Income from continuing operations	$20,973	$12,400	$42,432	$40,204
Loss from discontinued operations, net of taxes	(10)	(124)	(117)	(934)

Net income	$20,963	$12,276	$42,315	$39,270

Weighted-average common shares outstanding — Basic	52,149	51,471	51,992	51,294
Effect of dilutive securities:
Stock options	502	216	441	161
Restricted stock units	267	198	252	153
Performance shares	78	52	69	45

Weighted-average common shares outstanding — Diluted	52,996	51,937	52,754	51,653

Net income per common share
Basic	$0.40	$0.24	$0.81	$0.77
Diluted	$0.40	$0.24	$0.80	$0.76
The diluted net income per common share excludes certain stock options and restricted stock units since the effect of including these stock options and restricted stock units would have been anti-dilutive as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2010	2009	2010	2009

Stock options	600	1,857	750	2,470
Restricted stock units	1	282	21	268
6. Self-Insurance
The Company’s self-insurance reserves during interim periods are based on actuarial rates established from the most recent third-party actuarial report, considering known or expected subsequent trends. An actuarial report is expected to be completed during the fourth quarter of 2010 and may result in an adjustment to earnings in that period.
At July 31, 2010, the Company had $103.8 million in standby letters of credit (primarily related to its workers’ compensation, general liability, automobile, and property damage programs), $42.2 million in restricted insurance deposits and $112.1 million in surety bonds supporting insurance claim liabilities. At October 31, 2009, the Company had $118.6 million in standby letters of credit, $42.5 million in restricted insurance deposits and $103.2 million in surety bonds supporting insurance claim liabilities.

7. Line of Credit Facility
The Company holds a $450.0 million five-year syndicated line of credit that is scheduled to expire on November 14, 2012 (the “Facility”). The Facility is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes.
The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness and certain transactions and payments. In addition, the Facility also requires that the Company maintain the following three financial covenants which are described in Note 9, “Line of Credit Facility”, to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for 2009: (1) a fixed charge coverage ratio; (2) a leverage ratio; and (3) a combined net worth test. The Company was in compliance with all covenants as of July 31, 2010 and expects to be in compliance in the foreseeable future.
As of July 31, 2010, the total outstanding amount under the Facility in the form of cash borrowings was $150.0 million. Available credit under the line of credit was up to $196.2 million at July 31, 2010. The Company’s ability to draw down available amounts under its line of credit is subject to compliance with the covenants described above.
As of July 31, 2010, the fair value of the interest rate swap was a $0.7 million liability, which is included in retirement plans and other on the accompanying condensed consolidated balance sheet. No ineffectiveness existed at July 31, 2010. The amount included in accumulated other comprehensive loss is $0.7 million ($0.4 million, net of taxes).
8. Benefit Plans
The components of net periodic benefit cost of the Company’s defined benefit plans and the post-retirement benefit plans, including participants associated with continuing operations, for the three and nine months ended July 31, 2010 and 2009, were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2010	2009	2010	2009
Defined Benefit Plans
Service cost	$11	$11	$33	$32
Interest	148	203	444	600
Expected return on plan assets	(99)	(80)	(299)	(240)
Amortization of actuarial loss	17	29	53	86

Net expense	$77	$163	$231	$478

Post-Retirement Benefit Plan
Service cost	$3	$3	$11	$9
Interest	71	69	211	207
Amortization of actuarial gain	—	(51)	—	(153)

Net expense	$74	$21	$222	$63

9. Contingencies
The Company has been named a defendant in certain proceedings arising in the ordinary course of business. Litigation outcomes are often difficult to predict and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the accompanying condensed consolidated financial statements when it is both: (1) probable or known that a liability has been incurred; and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred.
The Company is a defendant in various purported class action and class action lawsuits related to alleged violations of federal or California wage-and-hour laws. The named plaintiffs in these lawsuits are current or former employees of ABM subsidiaries who allege, among other things, that they were required to work “off the clock,” were not paid for all overtime, were not provided work breaks or other benefits, and/or that they received pay stubs not conforming to California law. In all cases, the plaintiffs generally seek unspecified monetary damages, injunctive relief or both.

The Company is a defendant in the lawsuit filed July 19, 2007 in the United States District Court, Eastern District of California, entitled U.S. Equal Employment Opportunity Commission, Plaintiff Erika Morales and Anonymous Plaintiffs One through Eight v. ABM Industries Incorporated et. al. (the “Morales case”). The plaintiffs in the Morales case allege sexual harassment and retaliation. In 2009, fourteen claimants joined the lawsuit alleging various claims against the Company. The case involved both Title VII federal law claims and California state law claims. In June 2010, the Company agreed to a settlement of $5.8 million for the Morales case, subject to court approval, which amount was accrued for at July 31, 2010. At April 30, 2010, $5.0 million had been accrued for this matter. The Company expects the court to approve the settlement in the fourth quarter of 2010.
The Company accrues amounts it believes are adequate to cover any liabilities related to litigation and arbitration proceedings, and other contingencies that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that any such proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses was $10.8 million at July 31, 2010.
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
On March 31, 2010, the Company’s Compensation Committee approved the following grants: 262,344 stock options and 80,185 restricted stock units, each under the terms of the Company’s 2006 Equity Incentive Plan, as amended and restated. The fair value of the awards granted on March 31, 2010 was approximately $3.4 million and these awards vest 100% on the fifth anniversary of the grant date. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option valuation model. The fair value of stock options granted was $6.41 per share. The assumptions used in the option valuation model for the stock options granted on March 31, 2010 were: (1) expected life from date of grant of 5.6 years; (2) expected stock price volatility of 38.52%; (3) expected dividend yield of 2.66%; and (4) a risk-free interest rate of 2.62%. The fair value of the restricted stock units granted was determined using the closing stock price on the date of grant.
No share-based grants were made under the Company’s 2006 Equity Incentive Plan during the three months ended July 31, 2010.
During the three months ended July 31, 2010, the Company determined that the financial performance targets, which were established in connection with certain performance share grants, were no longer probable of achievement. As a result, the Company reversed approximately $3.4 million of previously recorded share-based compensation expense in the three and nine months ended July 31, 2010. This adjustment was recorded in selling, general and administrative expenses.

11. Comprehensive Income
The following table presents the components of comprehensive income for the three months ended July 31, 2010 and 2009:

	Three Months Ended
	July 31,
(in thousands)	2010	2009

Net income	$20,963	$12,276
Other comprehensive income (loss):
Unrealized (losses) gains on auction rate securities	(44)	143
Reclass adjustment for credit losses recognized in earnings	—	1,566
Unrealized gain on interest rate swap agreement	137	47
Foreign currency translation	(207)	703
Actuarial gain (loss) — adjustments to pension & other post-retirement plans	18	(22)

Income tax expense related to other comprehensive income (loss)	(196)	(959)

Comprehensive income	$20,671	$13,754

The following table presents the components of comprehensive income for the nine months ended July 31, 2010 and 2009:

	Nine Months Ended
	July 31,
(in thousands)	2010	2009

Net income	$42,315	$39,270
Other comprehensive income (loss):
Unrealized gains on auction rate securities	58	624
Reclass adjustment for credit losses recognized in earnings	127	1,566
Unrealized gain (loss) on interest rate swap agreement	350	(720)
Foreign currency translation	311	815
Actuarial gain (loss) — adjustments to pension & other post-retirement plans	53	(65)

Income tax expense related to other comprehensive income (loss)	(601)	(874)

Comprehensive income	$42,613	$40,616

12. Acquisitions
During the three months ended July 31, 2010, the Company acquired all of the outstanding shares of Diversco from DHI Holdings, Inc. for $30.6 million in cash and incurred direct acquisition costs of $0.2 million, which were expensed as incurred. The purchase price was subsequently adjusted to $30.3 million in connection with a working capital adjustment. Diversco is a national provider of outsourced facility services. The acquisition expands the geographic reach of the Company’s janitorial and security businesses, particularly in the Southeast, Midwest and Mid-Atlantic regions of the United States. The results of operations for Diversco are included in the Company’s Janitorial and Security segments as of June 30, 2010. The amounts of Diversco’s revenues and earnings included in the Company’s condensed consolidated statements of income for the three and nine months ended July 31, 2010 were $6.9 million and $0.3 million, respectively. Pro forma financial information for this acquisition is not required to be provided as this acquisition is not material to the Company’s financial statements.
The preliminary allocation of the purchase price to the underlying net assets acquired and liabilities assumed was based on their estimated fair values as of the acquisition date, June 30, 2010, with any excess of the purchase price allocated to goodwill. Certain estimated values are not yet finalized, such as self-insurance reserves and residual goodwill, and are subject to change as the Company obtains the actuarial analysis of assumed insurance liabilities needed to complete the purchase price allocation. Accordingly, any further changes to the fair values of the self-insurance reserves and residual goodwill will be finalized during the remainder of 2010.

The preliminary purchase price and related allocations are summarized as follows:

(in thousands)

Purchase price:
Total cash consideration	$30,334

Allocated to:
Cash and cash equivalents	$2,758
Trade accounts receivable	9,884
Other assets	1,234
Property, plant & equipment	3,063
Other intangible assets	10,800
Trade accounts payable	(1,327)
Accrued liabilities	(7,362)
Insurance claims	(964)
Other liabilities	(450)
Goodwill	12,698

Net assets acquired	$30,334

The acquired customer contracts and relationships will be amortized using the sum-of-the-years-digits method over their useful lives of 11 years, which is consistent with the estimated useful life considerations used in the determination of their fair values. Intangible assets of $10.8 million were assigned to the Janitorial and Security segments in the amounts of $9.2 million and $1.6 million, respectively. Goodwill of $12.7 million was assigned to the Janitorial and Security segments in the amounts of $10.8 million and $1.9 million, respectively, and is expected to be deductible for tax purposes. The amounts of intangible assets and goodwill have been assigned to the Janitorial and Security segments based on the respective profit margins of the acquired customer contracts. The transaction was taxable for income tax purposes and all assets and liabilities have been recorded at fair value for both book and income tax purposes. Therefore, no deferred taxes have been recorded.
Total additional consideration paid during the nine months ended July 31, 2010 related to the prior years acquisitions totaled $3.3 million. The additional consideration represents contingent amounts based on financial performance, which has been recorded as goodwill.
13. Income Taxes
At July 31, 2010, the Company had unrecognized tax benefits of $102.4 million, all of which, if recognized in the future, would affect its effective tax rate. The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of July 31, 2010, the Company had accrued interest related to uncertain tax positions of $0.8 million. The Company has recorded $2.0 million of the unrecognized tax benefits as a current liability.
The effective tax rate on income from continuing operations for the three months ended July 31, 2010 and 2009 were 38.6% and 29.0%, respectively. The effective tax rate on income from continuing operations for the nine months ended July 31, 2010 and 2009 were 38.9% and 36.3%, respectively. The effective tax rate for the three and nine months ended July 31, 2009 includes non-recurring tax benefits of $1.7 million and $1.5 million, respectively.
The Company’s major tax jurisdiction is the United States. ABM and OneSource Services, Inc. U.S. federal income tax returns remain open for examination for the periods ending October 31, 2006 through October 31, 2009 and March 31, 2000 through November 14, 2007, respectively. ABM is currently being examined by the Internal Revenue Service for the tax years 2006-2008. The Company does business in all 50 states, significantly in California, Texas and New York, as well as Puerto Rico and Canada. In major state jurisdictions, the tax years 2006-2009 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by Illinois, Maryland, Arizona, Utah, New Jersey, Massachusetts, and Puerto Rico.

14. Segment Information
The Company is organized into four reportable operating segments, Janitorial, Parking, Security and Engineering, which are summarized as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2010	2009	2010	2009

Revenues
Janitorial	$583,015	$595,115	$1,741,140	$1,792,879
Parking	114,222	114,721	340,813	343,737
Security	84,900	84,501	249,209	252,487
Engineering	86,572	75,782	262,113	223,192
Corporate	320	516	1,099	1,523

	$869,029	$870,635	$2,594,374	$2,613,818

Operating profit
Janitorial	$38,615	$35,043	$101,724	$102,248
Parking	5,823	4,968	16,033	13,969
Security	2,026	2,751	4,313	5,942
Engineering	5,883	4,857	15,731	13,561
Corporate	(17,021)	(27,121)	(64,720)	(66,610)

Operating profit	35,326	20,498	73,081	69,110
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	3,575	114	3,575
Impairments recognized in other comprehensive income	—	(2,009)	13	(2,009)
Interest expense	1,149	1,472	3,541	4,453

Income from continuing operations before income taxes	$34,177	$17,460	$69,413	$63,091

Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years, certain legal costs and settlements, certain information technology costs, share-based compensation costs, severance costs associated with acquisitions and certain chief executive officer and other finance and human resource departmental costs. Corporate expenses for the nine months ended July 31, 2009 included the net benefit of a $9.6 million legal settlement related to a claim that was settled and resolved in the three months ended January 31, 2009.
15. Discontinued Operations
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

The carrying amounts of the major classes of assets and liabilities of the Lighting segment included in discontinued operations are as follows:

	July 31,	October 31,
(in thousands)	2010	2009

Trade accounts receivable, net	$247	$499
Notes receivable and other	886	1,937
Other receivables due from Sylvania (a)	4,421	8,351

Current assets of discontinued operations	5,554	10,787

Long-term notes receivable	475	976
Other receivables due from Sylvania (a)	1,585	3,591

Non-current assets of discontinued operations	2,060	4,567

Trade accounts payable	739	840
Accrued liabilities	17	53
Due to Sylvania, net (b)	89	172

Current liabilities of discontinued operations	$845	$1,065

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
The following discussion should be read in conjunction with the unaudited accompanying condensed consolidated financial statements of ABM Industries Incorporated (“ABM”, and together with its subsidiaries, the “Company”) included in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. All information in the discussion and references to years are based on the Company’s fiscal year, which ends on October 31.
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
During 2009, the Company experienced losses of client contracts that exceeded new business, reductions in the level and scope of client services, contract price compression and declines in the level of tag work, primarily in the Janitorial segment. These losses and reductions continued to influence results in the nine months ended July 31, 2010. Total revenues in the nine months ended July 31, 2010, as compared to the nine months ended July 31, 2009, decreased $19.4 million, or 0.7%, primarily related to the losses and reductions experienced during 2009 and some additional reductions in the level and scope of client services and contract price compression in the nine months ended July 31, 2010 in the Janitorial segment. These revenue decreases in the Janitorial segment were partially offset by additional revenues from new clients and the expansion of services to existing clients in the Engineering segment. Despite the reductions in revenues, the Company’s operating profit, excluding Corporate, increased $2.1 million, or 1.5%, in the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009, primarily related to increases in the operating profit in the Engineering and Parking segments as a result of increases in revenues from new clients and the expansion of services to existing clients and cost control measures in all segments.
In addition to revenues and operating profit, the Company’s management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on revenue levels, the timing of collections and payments to suppliers and other vendors, the quality of receivables, the timing and amount of income tax payments and the timing and amount of payments on self-insured claims. The Company’s cash flows provided by continuing operating activities was $73.0 million for the nine months ended July 31, 2010.
The Company believes that achieving desired levels of revenues and profitability in the future will depend upon, among other things, its ability to attract and retain clients at desirable profit margins, to pass on cost increases to clients, and to keep overall costs low. In the short-term, the Company plans to remain competitive by, among other things, continued cost control strategies. The Company is continuing to monitor, and in some cases exit, client arrangements where the Company believes the client is at high risk of bankruptcy or which produce low profit margins and focus on client arrangements that may generate less revenues but produce higher profit margins. Additionally, the Company is exploring acquisitions, both domestically and internationally. In the long-term, the Company expects to continue to grow organically and through acquisitions (including international expansion) in response to the perceived growing demand for a global integrated facility services solution provider.
During the three months ended July 31, 2010, the Company acquired all of the outstanding shares of Diversco, Inc. (“Diversco”) from DHI Holdings, Inc. for $30.6 million in cash and incurred direct acquisition costs of $0.2 million, which were expensed as incurred. The purchase price was subsequently adjusted to $30.3 million in connection with a working capital adjustment. Diversco is a national provider of outsourced facility services. The acquisition expands the geographic reach of the Company’s janitorial and security businesses, particularly in the Southeast, Midwest and Mid-Atlantic regions of the United States. The results of operations for Diversco are included in the Company’s Janitorial and Security segments as of June 30, 2010. The amounts of Diversco’s revenues and earnings included in the Company’s condensed consolidated statements of income for the three and nine months ended July 31, 2010 were $6.9 million and $0.3 million, respectively.

The Company’s self-insurance reserves during interim periods are based on actuarial rates established from the most recent third-party actuarial report, considering known or expected subsequent trends. An actuarial report is expected to be completed during the fourth quarter of 2010 and may result in an adjustment to earnings in that period.
Liquidity and Capital Resources

	July 31,	October 31,
(in thousands)	2010	2009	Change
Cash and cash equivalents	$32,902	$34,153	$(1,251)
Working capital	$281,547	$278,303	$3,244

	Nine Months Ended July 31,
(in thousands)	2010	2009	Change
Net cash provided by operating activities	$80,290	$76,465	$3,825
Net cash used in investing activities	$(47,932)	$(32,293)	$(15,639)
Net cash used in financing activities	$(33,609)	$(47,340)	$13,731
The Company believes that the cash generated from operations and amounts available under its $450.0 million line of credit will be sufficient to fund the Company’s operations and cash requirements, except to the extent cash is required for significant acquisitions, if any. As of July 31, 2010, the total outstanding amounts under the Company’s line of credit in the form of cash borrowings and standby letters of credit were $150.0 million and $103.8 million, respectively. Available credit under the line of credit was up to $196.2 million as of July 31, 2010. The Company’s ability to draw down available amounts under its $450.0 million line of credit is subject to compliance with certain financial covenants, including covenants relating to consolidated net worth, a fixed charge coverage ratio and a leverage ratio. In addition, other covenants under the line of credit include limitations on liens, dispositions, fundamental changes, investments and certain transactions and payments. As of July 31, 2010, the Company was in compliance with all covenants and expects to be in the foreseeable future.
Working Capital. Working capital increased by $3.2 million to $281.5 million at July 31, 2010 from $278.3 million at October 31, 2009. Excluding the effects of discontinued operations, working capital increased by $8.2 million to $276.8 million at July 31, 2010 from $268.6 million at October 31, 2009.
The increase was primarily related to:
•	a $13.4 million increase in trade accounts receivable, net, primarily related to the timing of collections received from clients; and
•	a $6.0 million decrease in trade accounts payable and accrued liabilities, primarily related to the timing of payments made on vendor invoices;
partially offset by:
•	a $7.2 million decrease in prepaid income taxes, primarily due to the timing of income tax payments; and
•	a $3.4 million decrease in notes receivable, primarily related to collections received during the nine months ended July 31, 2010.
Cash Flows from Operating Activities. Net cash provided by operating activities was $80.3 million for the nine months ended July 31, 2010, compared to $76.5 million for the nine months ended July 31, 2009.
The increase in cash flows from operating activities was primarily related to:
•
a $13.5 million net increase in the year-over-year change in income taxes, primarily related to the timing of income tax payments and the utilization of deferred tax assets, including OneSource Services, Inc. deferred tax assets; and

•	a $5.8 million increase in the year-over-year change in other current assets, primarily related to collections received on notes receivables;

partially offset by:
•	a $16.5 million decrease in net cash provided by discontinued operating activities.
Net cash provided by discontinued operating activities was $7.3 million for the nine months ended July 31, 2010, compared to $23.8 million for the nine months ended July 31, 2009. The cash provided by discontinued operating activities for the nine months ended July 31, 2010 primarily related to cash collections from the transferred client contracts that contained deferred charges related to services performed by the Company prior to the sale.
Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended July 31, 2010 was $47.9 million, compared to $32.3 million for the nine months ended July 31, 2009.
The increase in cash used in investing activities was primarily related to:
•
a $27.9 million cash paid, net of cash acquired, for the Diversco acquisition in the nine months ended July 31, 2010, as compared to $15.1 million for the Control Building Services, Inc., Control Engineering Services, Inc., and TTF, Inc. acquisition in the nine months ended July 31, 2009; and

•
$3.3 million of additional consideration paid for the achievement of certain financial performance targets in connection with prior years acquisitions in the nine months ended July 31, 2010, as compared to $4.7 million in the nine months ended July 31, 2009.

Cash Flows from Financing Activities. Net cash used in financing activities was $33.6 million for the nine months ended July 31, 2010, compared to $47.3 million for the nine months ended July 31, 2009. The decrease in cash used in financing activities was primarily related to the financing of the Diversco acquisition which was partially offset by the repayments made on the Company’s line of credit.
Results of Operations
Three Months Ended July 31, 2010 vs. Three Months Ended July 31, 2009

	Three Months	Three Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	July 31, 2010	July 31, 2009	$	%

Revenues	$869,029	$870,635	$(1,606)	(0.2)%

Expenses
Operating	776,224	782,449	(6,225)	(0.8)%
Selling, general and administrative	54,697	64,736	(10,039)	(15.5)%
Amortization of intangible assets	2,782	2,952	(170)	(5.8)%

Total expense	833,703	850,137	(16,434)	(1.9)%

Operating profit	35,326	20,498	14,828	72.3%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	3,575	(3,575)	NM *
Impairments recognized in other comprehensive income	—	(2,009)	2,009	NM *
Interest expense	1,149	1,472	(323)	(21.9)%

Income from continuing operations before income taxes	34,177	17,460	16,717	95.7%
Provision for income taxes	13,204	5,060	8,144	160.9%

Income from continuing operations	20,973	12,400	8,573	69.1%
Loss from discontinued operations, net of taxes	(10)	(124)	114	NM *

Net income	$20,963	$12,276	$8,687	70.8%

*	Not meaningful

Net Income. Net income in the three months ended July 31, 2010 increased by $8.7 million, or 70.8%, to $21.0 million ($0.40 per diluted share) from $12.3 million ($0.24 per diluted share) in the three months ended July 31, 2009.
Income from Continuing Operations. Income from continuing operations in the three months ended July 31, 2010 increased by $8.6 million, or 69.1%, to $21.0 million ($0.40 per diluted share) from $12.4 million ($0.24 per diluted share) in the three months ended July 31, 2009.
The increase in income from continuing operations was primarily related to:
•
a $4.7 million increase in operating profit, excluding the Corporate segment, primarily related to a decrease in labor expenses resulting from one less working day in the three months ended July 31, 2010 and cost control measures;

•	the absence of a $3.5 million adjustment to increase the self-insurance reserves related to prior year claims recorded in the three months ended July 31, 2009;
•
a $3.4 million reversal of previously recorded share-based compensation expense in the three months ended July 31, 2010, due to a change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants;

•	a $2.7 million period-over-period decrease in information technology costs, primarily related to the upgrade of the payroll, human resources and accounting systems that occurred in 2009; and
•	the absence of a $1.6 million credit loss associated with the other-than-temporary impairment of the Company’s investment in auction rate securities recognized in the three months ended July 31, 2009;
partially offset by:
•
an $8.1 million increase in income taxes, primarily related to the increase in income from continuing operations before income taxes and a $1.7 million period-over-period decrease of non-recurring tax benefits;

•	a $1.0 million increase in a litigation contingency, which includes associated legal fees; and
•
acquisition costs of $0.6 million, expensed in the three months ended July 31, 2010, subsequent to the adoption of Accounting Standards Codification TM Topic 805 “Business Combinations” (“ASC 805”) on November 1, 2009.

Revenues. Total revenues in the three months ended July 31, 2010 remained relatively flat, as compared to the three months ended July 31, 2009. Revenue decreases in the Janitorial segment were partially offset by revenue increases in the Engineering segment.
Operating Expenses. As a percentage of revenues, gross margin was 10.7% and 10.1% in the three months ended July 31, 2010 and 2009, respectively.
The gross margin percentages are affected by the following:
•	a $3.5 million adjustment to increase the self-insurance reserves related to prior year claims recorded in the three months ended July 31, 2009; and
•	a decrease in labor expenses resulting from one less working day in the three months ended July 31, 2010.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $10.0 million, or 15.5%, in the three months ended July 31, 2010 compared to the three months ended July 31, 2009.
The decrease in selling, general and administrative expenses was primarily related to:
•	a $3.5 million decrease in selling, general and administrative costs at the Janitorial segment, primarily related to cost control measures;
•
a $3.4 million reversal of previously recorded share-based compensation expense in the three months ended July 31, 2010, due to a change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants; and

•	a $2.7 million period-over-period decrease in information technology costs, primarily related to the upgrade of the payroll, human resources and accounting systems that occurred in 2009;
partially offset by:
•	a $1.0 million increase in a litigation contingency, which includes associated legal fees; and
•	acquisition costs of $0.6 million, expensed in the three months ended July 31, 2010, subsequent to the adoption of ASC 805 on November 1, 2009.

Interest Expense. Interest expense in the three months ended July 31, 2010 decreased $0.3 million, or 21.9%, to $1.1 million from $1.5 million in the three months ended July 31, 2009. The decrease was primarily related to a lower average outstanding balance and a lower average interest rate under the line of credit in the three months ended July 31, 2010 compared to the three months ended July 31, 2009. The average outstanding balance under the Company’s line of credit was $148.2 million and $205.0 million during the three months ended July 31, 2010 and 2009, respectively.
Provision for Income Taxes. The effective tax rates on income from continuing operations for the three months ended July 31, 2010 and 2009 were 38.6% and 29.0%, respectively. The effective tax rate for the three months ended July 31, 2009 includes a non-recurring tax benefit of $1.7 million, which primarily consists of California Enterprise Zone hiring credits.
Segment Information. The revenues and operating profits for the Company’s reportable segments (Janitorial, Parking, Security, and Engineering) were as follows:

	Three Months	Three Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	July 31, 2010	July 31, 2009	$	%

Revenues
Janitorial	$583,015	$595,115	$(12,100)	(2.0)%
Parking	114,222	114,721	(499)	(0.4)%
Security	84,900	84,501	399	0.5%
Engineering	86,572	75,782	10,790	14.2%
Corporate	320	516	(196)	(38.0)%

	$869,029	$870,635	$(1,606)	(0.2)%

Operating profit
Janitorial	$38,615	$35,043	$3,572	10.2%
Parking	5,823	4,968	855	17.2%
Security	2,026	2,751	(725)	(26.4)%
Engineering	5,883	4,857	1,026	21.1%
Corporate	(17,021)	(27,121)	10,100	37.2%

Operating profit	35,326	20,498	14,828	72.3%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	3,575	(3,575)	NM *
Impairments recognized in other comprehensive income	—	(2,009)	2,009	NM *
Interest expense	1,149	1,472	(323)	(21.9)%

Income from continuing operations before income taxes	$34,177	$17,460	$16,717	95.7%

*	Not Meaningful
Janitorial. Janitorial revenues decreased $12.1 million, or 2.0%, during the three months ended July 31, 2010 compared to the three months ended July 31, 2009. The decrease was primarily related to reductions in the level and scope of client services provided to existing clients and contract price compression as a result of decreases in client discretionary spending.
Operating profit increased $3.6 million, or 10.2%, during the three months ended July 31, 2010 compared to the three months ended July 31, 2009. The increase was primarily related to lower labor expenses resulting from one less working day in the three months ended July 31, 2010 and cost control measures, partially offset by the reduction in revenues.
Parking. Parking revenues decreased $0.5 million, or 0.4%, during the three months ended July 31, 2010 compared to the three months ended July 31, 2009. The decrease was primarily related to a $1.4 million reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit. The decrease in management reimbursement revenues was offset by a $0.9 million increase in lease and allowance revenues from new clients and the expansion of service to existing clients.

Operating profit increased $0.8 million, or 17.2%, during the three months ended July 31, 2010 compared to the three months ended July 31, 2009. The increase was primarily related to the increase in lease and allowance revenues and cost control measures.
Security. Security revenues increased $0.4 million, or 0.5%, during the three months ended July 31, 2010 compared to the three months ended July 31, 2009. The increase was primarily related to additional revenues from new clients, partially offset by a reduction in the level and scope of client services provided to existing clients as a result of a decrease in client discretionary spending.
Operating profit decreased $0.7 million, or 26.4%, in the three months ended July 31, 2010 compared to the three months ended July 31, 2009. The decrease was primarily related to margin compression, which was the result of reductions in the level and scope of client services provided under arrangements that produced higher gross profit margins.
Engineering. Engineering revenues increased $10.8 million, or 14.2%, during the three months ended July 31, 2010 compared to the three months ended July 31, 2009. The increase was primarily related to additional revenues from new clients and the expansion of services to existing clients, partially offset by the effects of one less working day in the three months ended July 31, 2010.
Operating profit increased by $1.0 million, or 21.1%, in the three months ended July 31, 2010 compared to the three months ended July 31, 2009, primarily related to the increase in revenues.
Corporate. Corporate expense decreased $10.1 million, or 37.2%, in the three months ended July 31, 2010 compared to the three months ended July 31, 2009.
The decrease in Corporate expense was primarily related to:
•	the absence of a $3.5 million adjustment to increase the self-insurance reserves related to prior year claims recorded in the three months ended July 31, 2009;
•
a $3.4 million reversal of previously recorded share-based compensation expense in the three months ended July 31, 2010, due to a change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants; and

•	a $2.7 million period-over-period decrease in information technology costs, primarily related to the upgrade of the payroll, human resources and accounting systems that occurred in 2009;
partially offset by:
•	a $1.0 million increase in a litigation contingency, which includes associated legal fees; and
•	acquisition costs of $0.6 million, expensed in the three months ended July 31, 2010, subsequent to the adoption of ASC 805 on November 1, 2009.

Results of Operations
Nine Months Ended July 31, 2010 vs. Nine Months Ended July 31, 2009

	Nine Months	Nine Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	July 31, 2010	July 31, 2009	$	%

Revenues	$2,594,374	$2,613,818	$(19,444)	(0.7)%

Expenses
Operating	2,330,299	2,335,865	(5,566)	(0.2)%
Selling, general and administrative	182,743	200,388	(17,645)	(8.8)%
Amortization of intangible assets	8,251	8,455	(204)	(2.4)%

Total expense	2,521,293	2,544,708	(23,415)	(0.9)%

Operating profit	73,081	69,110	3,971	5.7%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	114	3,575	(3,461)	NM *
Impairments recognized in other comprehensive income	13	(2,009)	2,022	NM *
Interest expense	3,541	4,453	(912)	(20.5)%

Income from continuing operations before income taxes	69,413	63,091	6,322	10.0%
Provision for income taxes	26,981	22,887	4,094	17.9%

Income from continuing operations	42,432	40,204	2,228	5.5%
Loss from discontinued operations, net of taxes	(117)	(934)	817	NM *

Net income	$42,315	$39,270	$3,045	7.8%

*	Not meaningful
Net Income. Net income in the nine months ended July 31, 2010 increased by $3.0 million, or 7.8%, to $42.3 million ($0.80 per diluted share) from $39.3 million ($0.76 per diluted share) in the nine months ended July 31, 2009. Net income included a loss of $0.1 million and $0.9 million from discontinued operations in the nine months ended July 31, 2010 and 2009, respectively.
Income from Continuing Operations. Income from continuing operations in the nine months ended July 31, 2010 increased by $2.2 million, or 5.5%, to $42.4 million ($0.80 per diluted share) from $40.2 million ($0.78 per diluted share) in the nine months ended July 31, 2009.
The increase in income from continuing operations was primarily related to:
•	an $8.8 million year-over-year decrease in information technology costs, primarily related to the upgrade of the payroll, human resources and accounting systems that occurred in 2009;
•	the absence of a $3.5 million adjustment to increase the self-insurance reserves related to prior year claims recorded in the nine months ended July 31, 2009;
•
a $3.4 million reversal of previously recorded share-based compensation expense in the nine months ended July 31, 2010, due to a change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants;

•
a $2.9 million decrease in general and administrative expenses, primarily related to professional fees and costs associated with the move of the Company’s corporate headquarters to New York incurred during the nine months ended July 31, 2009 and decreases in costs associated with the centralization of certain back office support services;

•
a $2.1 million increase in operating profit, excluding the Corporate segment, primarily related to cost control measures and increases in the operating profit in the Engineering and Parking segments as a result of increases in revenues from new clients and the expansion of services to existing clients;

•	a $1.4 million year-over-year decrease in the credit loss associated with the other-than-temporary impairment of the Company’s investment in auction rate securities; and
•	a $0.9 million decrease in interest expense as a result of a lower average outstanding balance and lower average interest rate under the line of credit;
partially offset by:
•	the absence of a $9.6 million net gain related to a legal settlement for a claim that was settled and resolved in the three months ended January 31, 2009;
•	a $5.4 million increase in a litigation contingency, which includes associated legal fees;
•
a $4.1 million increase in income taxes, primarily related to the increase in income from continuing operations before income taxes and a $1.5 million year-over-year decrease of non-recurring tax benefits; and

•	acquisition costs of $1.6 million, expensed in the nine months ended July 31, 2010, subsequent to the adoption of ASC 805 on November 1, 2009.
Revenues. Total revenues in the nine months ended July 31, 2010 decreased $19.4 million, or 0.7%, to $2,594.4 million from $2,613.8 million in the nine months ended July 31, 2009. During 2009, the Company experienced losses of client contracts that exceeded new business, reductions in the level and scope of client services, contract price compression and declines in the level of tag work, primarily in the Janitorial segment. These losses and reductions continued to influence results in the nine months ended July 31, 2010. In addition, the Janitorial segment experienced some reductions in the level and scope of client services and contract price compression in the nine months ended July 31, 2010. These revenue decreases in the Janitorial segment were partially offset by additional revenues from new clients and the expansion of services to existing clients in the Engineering segment. Additionally, approximately $6.0 million, or 30.9%, of the decrease in revenues was due to the reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit.
Operating Expenses. As a percentage of revenues, gross margin was 10.2% and 10.6% in the nine months ended July 31, 2010 and 2009, respectively.
The gross margin percentage in the nine months ended July 31, 2009 were affected by the following:
•	a $9.6 million net gain related to a legal settlement for a claim that was settled and resolved in the three months ended January 31, 2009; and
•	a $3.5 million adjustment to increase the self-insurance reserves related to prior year claims recorded in the nine months ended July 31, 2009.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $17.6 million, or 8.8%, in the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009.
The decrease in selling, general and administrative expenses was primarily related to:
•	a $9.7 million decrease in selling, general and administrative costs at the Janitorial segment, primarily related to cost control measures;
•	an $8.8 million year-over-year decrease in information technology costs, primarily related to the upgrade of the payroll, human resources and accounting systems that occurred in 2009;
•
a $3.4 million reversal of previously recorded share-based compensation expense in the nine months ended July 31, 2010, due to a change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants; and

•
a $2.9 million decrease in general and administrative expenses, primarily related to professional fees and costs associated with the move of the Company’s corporate headquarters to New York incurred during the nine months ended July 31, 2009 and decreases in costs associated with the centralization of certain back office support services;

partially offset by:
•	a $5.4 million increase in a litigation contingency, which includes associated legal fees; and
•	acquisition costs of $1.6 million, expensed in the nine months ended July 31, 2010, subsequent to the adoption of ASC 805 on November 1, 2009.
Interest Expense. Interest expense in the nine months ended July 31, 2010 decreased $0.9 million, or 20.5%, to $3.5 million from $4.5 million in the nine months ended July 31, 2009. The decrease was primarily related to a lower average outstanding balance and a lower average interest rate under the line of credit in the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009. The average outstanding balance under the Company’s line of credit was $160.9 million and $219.7 million during the nine months ended July 31, 2010 and 2009, respectively.
Provision for Income Taxes. The effective tax rates on income from continuing operations for the nine months ended July 31, 2010 and 2009 were 38.9% and 36.3%, respectively. The effective tax rate for the nine months ended July 31, 2009 includes a non-recurring tax benefit of $1.5 million, which primarily consists of California Enterprise Zone hiring credits.
Segment Information. The revenues and operating profits for the Company’s reportable segments (Janitorial, Parking, Security, and Engineering) were as follows:

	Nine Months	Nine Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	July 31, 2010	July 31, 2009	$	%

Revenues
Janitorial	$1,741,140	$1,792,879	$(51,739)	(2.9)%
Parking	340,813	343,737	(2,924)	(0.9)%
Security	249,209	252,487	(3,278)	(1.3)%
Engineering	262,113	223,192	38,921	17.4%
Corporate	1,099	1,523	(424)	(27.8)%

	$2,594,374	$2,613,818	(19,444)	(0.7)%

Operating profit
Janitorial	$101,724	$102,248	$(524)	(0.5)%
Parking	16,033	13,969	2,064	14.8%
Security	4,313	5,942	(1,629)	(27.4)%
Engineering	15,731	13,561	2,170	16.0%
Corporate	(64,720)	(66,610)	1,890	2.8%

Operating profit	73,081	69,110	3,971	5.7%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	114	3,575	(3,461)	NM *
Impairments recognized in other comprehensive income	13	(2,009)	2,022	NM *
Interest expense	3,541	4,453	(912)	(20.5)%

Income from continuing operations before income taxes	$69,413	$63,091	$6,322	10.0%

*	Not meaningful
Janitorial. Janitorial revenues decreased $51.7 million, or 2.9%, during the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009. During 2009, Janitorial experienced losses of client contracts that exceeded new business, reductions in the level and scope of client services, contract price compression and declines in the level of tag work, which continued to influence results in the nine months ended July 31, 2010. In addition, during the nine months ended July 31, 2010, Janitorial continued to experience some reductions in the level and scope of client services and contract price compression as a result of decreases in client discretionary spending.
Operating profit decreased $0.5 million, or 0.5%, during the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009. The decrease was primarily related to the reduction in revenues, partially offset by the cost control measures.

Parking. Parking revenues decreased $2.9 million, or 0.9%, during the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009. The decrease was primarily related to a $6.0 million reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit. The decrease in management reimbursement revenues was offset by a $3.1 million increase in lease and allowance revenues from new clients and the expansion of service to existing clients.
Operating profit increased $2.1 million, or 14.8%, during the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009. The increase was primarily related to the increase in lease and allowance revenues and cost control measures.
Security. Security revenues decreased $3.3 million, or 1.3%, during the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009. The decrease in revenues was primarily related to reductions in the level and scope of client services and contract price compression as a result of decreases in client discretionary spending, partially offset by additional revenues from new clients in the nine months ended July 31, 2010.
Operating profit decreased $1.6 million, or 27.4%, in the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009. The decrease was primarily related to the decrease in revenues and margin compression.
Engineering. Engineering revenues increased $38.9 million, or 17.4%, during the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009. The increase was primarily related to additional revenues from new clients and the expansion of services to existing clients.
Operating profit increased by $2.2 million, or 16.0%, in the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009, primarily related to the increase in revenues.
Corporate. Corporate expense decreased $1.9 million, or 2.8%, in the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009.
The decrease in Corporate expense was primarily related to:
•	an $8.8 million year-over-year decrease in information technology costs, primarily related to the upgrade of the payroll, human resources and accounting systems that occurred in 2009;
•	the absence of a $3.5 million adjustment to increase the self-insurance reserves related to prior year claims recorded in the nine months ended July 31, 2009;
•
a $3.4 million reversal of previously recorded share-based compensation expense in the nine months ended July 31, 2010, due to a change in the probability of achieving the financial performance targets established in connection with certain performance share grants; and

•
a $2.9 million decrease in general and administrative expenses, primarily related to professional fees and costs associated with the move of the Company’s corporate headquarters to New York incurred during the nine months ended July 31, 2009 and decreases in costs associated with the centralization of certain back office support services;

partially offset by:
•	the absence of a $9.6 million net gain related to a legal settlement for a claim that was settled and resolved in the three months ended January 31, 2009;
•	a $5.4 million increase in a litigation contingency, which includes associated legal fees; and
•	acquisition costs of $1.6 million, expensed in the nine months ended July 31, 2010, subsequent to the adoption of ASC 805 on November 1, 2009.
Contingencies
The Company has been named a defendant in certain proceedings arising in the ordinary course of business. Litigation outcomes are often difficult to predict and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the accompanying condensed consolidated financial statements when it is both: (1) probable or known that a liability has been incurred; and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred.

The Company is a defendant in various purported class action and class action lawsuits related to alleged violations of federal or California wage-and-hour laws. The named plaintiffs in these lawsuits are current or former employees of ABM subsidiaries who allege, among other things, that they were required to work “off the clock,” were not paid for all overtime, were not provided work breaks or other benefits, and/or that they received pay stubs not conforming to California law. In all cases, the plaintiffs generally seek unspecified monetary damages, injunctive relief or both.
The Company is a defendant in the lawsuit filed July 19, 2007 in the United States District Court, Eastern District of California, entitled U.S. Equal Employment Opportunity Commission, Plaintiff Erika Morales and Anonymous Plaintiffs One through Eight v. ABM Industries Incorporated et. al. (the “Morales case”). The plaintiffs in the Morales case allege sexual harassment and retaliation. In 2009, fourteen claimants joined the lawsuit alleging various claims against the Company. The case involved both Title VII federal law claims and California state law claims. In June 2010, the Company agreed to a settlement of $5.8 million for the Morales case, subject to court approval, which amount was accrued for at July 31, 2010. At April 30, 2010, $5.0 million had been accrued for this matter. The Company expects the court to approve the settlement in the fourth quarter of 2010.
The Company accrues amounts it believes are adequate to cover any liabilities related to litigation and arbitration proceedings, and other contingencies that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that any such proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses was $10.8 million at July 31, 2010.
Accounting Pronouncements
See Note 2, “Recently Adopted Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements contained in Item 1, “Financial Statements” for a discussion of recently adopted accounting pronouncements.
Critical Accounting Policies and Estimates
The Company’s accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of the Company’s critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009. Management does not believe that there has been any material changes in the Company’s critical accounting policies and estimates during the nine months ended July 31, 2010.
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
Interest Rate Risk
Line of Credit
The Company’s exposure to interest rate risk primarily relates to its cash equivalents and London Interbank Offered Rate (“LIBOR”) and Interbank Offered Rate (“IBOR”) based borrowings under the $450.0 million five-year syndicated line of credit that expires in November 2012. At July 31, 2010, outstanding LIBOR and IBOR based borrowings of $150.0 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 90 days, the line of credit extends through November 2012, subject to the terms of the line of credit. The Company anticipates borrowing similar amounts for periods of one week to three months. A hypothetical 1% increase in interest rates would add an additional interest expense of $0.2 million on the average outstanding borrowings under the Company’s line of credit, net of the interest rate swap agreement, during the remainder of 2010.

Interest Rate Swap
On February 19, 2009, the Company entered into a two-year interest rate swap agreement with an underlying notional amount of $100.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 1.47%. This swap is intended to hedge the interest risk associated with $100.0 million of the Company’s floating-rate, LIBOR-based debt. The critical terms of the swap match the terms of the debt, resulting in no hedge ineffectiveness. On an ongoing basis (no less than once each quarter), the Company assesses whether its LIBOR-based interest payments are probable of being paid during the life of the hedging relationship. The Company also assesses the counterparty credit risk, including credit ratings and potential non-performance of the counterparty when determining the fair value of the swap.
As of July 31, 2010, the fair value of the interest rate swap was a $0.7 million liability, which is included in retirement plans and other on the accompanying condensed consolidated balance sheet. The effective portion of this cash flow hedge is recorded as accumulated other comprehensive loss in the Company’s accompanying condensed consolidated balance sheet and reclassified into interest expense in the Company’s accompanying condensed consolidated statements of income in the same period during which the hedged transaction affects earnings. Any ineffective portion of the hedge is recorded immediately to interest expense. No ineffectiveness existed at July 31, 2010. The amount included in accumulated other comprehensive loss is $0.7 million ($0.4 million, net of taxes).
Investment in Auction Rate Securities
At July 31, 2010, the Company held investments in auction rate securities from five different issuers having an aggregate original principal amount of $25.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). A hypothetical 1% increase in interest rates would add approximately $0.1 million of additional interest income during the remainder of 2010.
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
b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On June 17, 2010, the United States Court of Appeals for the Ninth Circuit affirmed the decision of the district court which had summarily dismissed with prejudice the previously reported case of Villacres v. ABM Security Services, Inc. filed on August 15, 2007 in the U.S. District Court of California Central District (the “Villacres case”). The state court companion case filed April 3, 2008 in L.A. Superior Court, has also been dismissed with prejudice via summary judgment by the judge of the Superior Court. The appeal by plaintiff with respect to the state court dismissal is pending.

As previously reported, the Company is a defendant in the lawsuit filed July 19, 2007 in the United States District Court, Eastern District of California, entitled U.S. Equal Employment Opportunity Commission, Plaintiff Erika Morales and Anonymous Plaintiffs One through Eight v. ABM Industries Incorporated et. al. (the “Morales case”). The plaintiffs in the Morales case allege sexual harassment and retaliation. In 2009, fourteen claimants joined the lawsuit alleging various claims against the Company. The case involved both Title VII federal law claims and California state law claims. In June 2010, the Company agreed to a settlement of $5.8 million for the Morales case, subject to court approval, which amount was accrued for at July 31, 2010. At April 30, 2010, $5.0 million had been accrued for this matter. The Company expects the court to approve the settlement in the fourth quarter of 2010.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits
(a)	Exhibits

31.1‡	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2‡	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Report Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

‡	Indicates filed herewith

†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated
September 3, 2010	/s/ James S. Lusk
James S. Lusk
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

September 3, 2010	/s/ Dean A. Chin
Dean A. Chin
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)