Form 10-K
period 2010-10-31
ABM INDUSTRIES INC /DE/
filed 2010-12-23
CIK 771497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended October 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2010 (the last business day of registrant’s most recently completed second fiscal quarter), non-affiliates of the registrant beneficially owned shares of the registrant’s common stock with an aggregate market value of $1,100,912,951 computed by reference to the price at which the common stock was last sold.

Number of shares of common stock outstanding as of December 10, 2010: 52,659,190.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABM Industries Incorporated
Form 10-K
For the Fiscal Year Ended October 31, 2010

PART I

ITEM 1.	BUSINESS

Introduction

ABM Industries Incorporated (“ABM”), through its subsidiaries (collectively, the “Company”), is a leading provider of facility services in the United States. With 2010 revenues of approximately $3.5 billion, the Company provides janitorial, parking, security and engineering services for thousands of commercial, industrial, institutional, governmental and retail client facilities in hundreds of cities, primarily throughout the United States. The Company employed approximately 96,000 employees at October 31, 2010, the vast majority of whom are service employees.

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

Acquisitions

On December 1, 2010, the Company acquired The Linc Group, LLC (“Linc”) pursuant to an Agreement and Plan of Merger, dated as of December 1, 2010 (the “Merger Agreement”), by and among ABM, Linc, GI Manager LP, as the Members Representative, and Lightning Services, LLC, a wholly-owned subsidiary of ABM (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Linc, and Linc continued as the surviving corporation and as a wholly owned subsidiary of ABM. The aggregate purchase price for all of the outstanding limited liability company interests of Linc was approximately $301.0 million, subject to certain adjustments as set forth in the Merger Agreement. With annual revenues of approximately $579 million and approximately 3,000 employees, Linc provides end-to-end integrated facilities management services that improve operating efficiencies, reduce energy consumption and lower overall operational costs for more than 25,000 facilities in the government, commercial and residential markets throughout the United States and select international markets. The operations of Linc will be included in the Engineering segment as of the acquisition date. Except where specifically indicated, the information contained in the Annual Report on Form 10-K does not include information related to Linc.

On October 1, 2010, the Company acquired select assets of Five Star Parking, Network Parking Company Ltd., and System Parking, Inc. (“L&R”) from the L&R Group of Companies for an aggregate purchase price of $34.7 million, including $0.2 million of assets distributed as consideration. The Company incurred $0.4 million of direct acquisition costs, which were expensed as incurred. L&R employs approximately 2,500 people and services more than 450 client accounts across the United States. The acquisition extends and expands the Company’s parking business in major cities. The acquisition also expands the Company’s presence at airports. The results of operations of L&R are included in the Company’s Parking segment as of the acquisition date. The amounts of L&R revenues and operating profit included in the Company’s consolidated statements of income for fiscal year 2010 were $14.9 million and $0.4 million, respectively.

On June 30, 2010, the Company acquired all of the outstanding shares of Diversco, Inc. (“Diversco”) from DHI Holdings, Inc. for $30.6 million in cash and incurred direct acquisition costs of $0.2 million, which were expensed as incurred. The purchase price was subsequently adjusted to $30.4 million in connection with a working capital adjustment. Diversco is a national provider of outsourced facility services. The acquisition expands the geographic reach of the Company’s janitorial and security businesses, particularly in the Southeast, Midwest and Mid-Atlantic regions of the United States. The results of operations of Diversco are included in the Company’s Janitorial and Security segments as of the acquisition date. The amounts of Diversco’s revenues and operating profit included in the Company’s consolidated statements of income for fiscal year 2010 were $28.1 million and $1.2 million, respectively.

Segment Information

The Company conducts business through a number of subsidiaries that are grouped into four segments based on the nature of their business operations. At October 31, 2010, the four reportable operating segments were:

•	Janitorial
•	Parking
•	Security
•	Engineering

The business activities of the Company by reportable operating segment are more fully described below.

■ Janitorial.  Certain of the Company’s subsidiaries provide a wide range of essential janitorial services for clients, primarily throughout the United States, in a variety of facilities, including commercial office buildings, industrial buildings, retail stores, shopping centers, warehouses, airport terminals, health facilities, educational institutions, stadiums and arenas, and government buildings. These services include floor cleaning and finishing, window washing, furniture polishing, carpet cleaning and dusting, and other building cleaning services. The Company’s Janitorial subsidiaries operate in all 50 states under thousands of individually negotiated building maintenance contracts, most of which are obtained by competitive bidding. These arrangements include “fixed price” agreements, “cost-plus” agreements and “tag” (extra service) work. Fixed price arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term. A variation of a fixed price arrangement is a square-foot arrangement, under which monthly billings are fixed based on the actual square footage serviced. Cost-plus arrangements are agreements in which the clients reimburse the Company for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges and other expenses associated with the contracted work, plus a profit percentage. Tag work generally represents supplemental services requested by clients outside of the standard contract terms. Examples are cleanup after tenant moves, construction cleanup and snow removal. Tag work generally produces higher margins. Profit margins on contracts tend to be inversely proportional to the size of the contract, as large-scale contracts tend to be more competitively priced than small or standalone agreements. The majority of the Janitorial segment’s contracts are for one to three year periods and contain automatic renewal clauses, but are subject to termination by either party after 30 to 90 days’ written notice.

■ Parking.  Certain of the Company’s subsidiaries provide parking and transportation services in 38 states and the District of Columbia through 32 offices. The Company operates parking lots and garages at many facilities, including office buildings, hotels, medical centers, retail centers, sports and entertainment arenas, educational institutions, municipalities, and airports. Nearly all contracts are obtained by competitive bidding. There are three types of arrangements for parking services: managed locations, leased locations, and allowance locations. Under the managed arrangements, the Company manages the underlying parking facility for the owner in exchange for a management fee. Contract terms for managed arrangements are generally from one to three years, can usually be terminated upon 30 days’ notice and may also contain renewal clauses. The Company passes through revenues and expenses from managed locations to the facility owner under the terms and conditions of the contract. Under leased location arrangements, the Company leases parking facilities from the owner and is responsible for a majority of the operating expenses incurred. Under these arrangements, the Company retains all revenues from monthly and transient parkers and pays rent to the owner per the terms and conditions of the lease. The lease terms generally range from one to five years and provide for payment of a fixed amount of rent plus a percentage of revenues. The leases usually contain renewal options and may be terminated by the owner for various reasons, including development of the real estate. Leases that expire may continue on a month-to-month basis. Under allowance arrangements, the Company is paid a fixed or hourly fee to provide parking services and is then responsible for the agreed-upon operating expenses based upon the agreement terms. Allowance contract terms are generally from one to three years, can usually be terminated upon 30 days’ notice and may also contain renewal clauses. The Company continues to improve parking operations through the increased use of technology, including: enhancements to the proprietary revenue control software, SCORE4; implementation of the Company’s client access software, ABM4WD.com; and on-line payment software.

■ Security.  Certain of the Company’s subsidiaries provide security services to a wide range of businesses. The Company’s Security subsidiaries operate in 37 states and the District of Columbia through 48 offices. Security services include: staffing of security officers, mobile patrol services, and investigative services; electronic monitoring of fire, life safety systems and access control devices; and security consulting services. Clients served include Class “A” high rise, commercial, industrial, retail, medical, petro-chemical, and residential facilities. Security Staffing, or “Guarding,” is the provision of dedicated security officers to a client facility. This component is the core of the security business and represents the largest portion of its revenues. Mobile patrol is the use of roving security officers in vehicles that serve multiple locations and clients across a pre-defined geographic area. Investigative services includes white collar crime investigation, undercover operations and background screening services. Electronic monitoring is primarily achieved through the subsidiary’s partnership with a major systems integrator. The revenues for Security are generally based on actual hours of service at contractually specified rates. In some cases, flat monthly billing or single rate billing is used, especially in the case of mobile patrol and investigative services. The majority of Security contracts are for one year periods and generally contain automatic renewal clauses, but are subject to termination by either party after 30 to 90 days’ written notice. Nearly all Security contracts are obtained by competitive bidding. The Company has benefited from the implementation of AuditMatic® reporting and incident tracking software and various technology offerings, and was awarded SAFETY Act Certification from The U.S. Department of Homeland Security in 2008.

■ Engineering.  Certain of the Company’s subsidiaries provide client facilities with on-site engineers to operate and maintain mechanical, electrical and plumbing systems utilizing, in part, computerized maintenance management systems. The Company’s Engineering subsidiaries operate in 36 states and the District of Columbia through 9 branches and maintain national ISO 9000 Certification (“ISO”). ISO is a family of standards for quality management comprising a rigorous set of guidelines and good business practices against which companies are evaluated through a comprehensive independent audit process. Certain of the Company’s Engineering services are designed to maintain equipment at optimal efficiency for client locations, including high-rise office buildings, schools, computer centers, shopping malls, manufacturing facilities, museums and universities. The Company’s Engineering services also provide clients with streamlined, centralized control and coordination of multiple facility service needs. This approach offers the efficiencies, service and cost benefits expected in the highly-competitive market for outsourced business services. By leveraging the core competencies of other service offerings, the Company attempts to reduce overhead (such as redundant personnel) for the Company’s clients by providing multiple services under a single contract, with one contact and one invoice. The Company’s National Service Call Center provides centralized dispatching, emergency services, accounting and related reports to financial institutions, high-tech companies and other clients regardless of industry or size. The Company’s Engineering services also include energy management services that provide comprehensive, cost-efficient solutions to help curb rising utility costs within a facility, reduce energy consumption, and minimize the carbon footprint of a facility. Investments made by clients in energy efficiency solutions are typically recouped through reduced energy costs over a period of time. The majority of the Engineering segment’s contracts are cost-plus arrangements in which the clients reimburse the Company for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges and other expenses associated with the contracted work, plus a profit percentage. The majority of the Company’s Engineering contracts are for three-year periods and may contain renewal clauses, but are subject to termination by either party after 30 to 90 days’ written notice. Nearly all Engineering contracts are obtained by competitive bidding.

See Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplemental Data,” for the operating results of the reportable operating segments.

Trademarks

The Company believes that it owns or is licensed to use all corporate names, trade names, trademarks, service marks, copyrights, patents and trade secrets that are material to the Company’s operations.

Competition

The Company believes that each aspect of its business is highly competitive and that such competition is based primarily on price and quality of service. The Company provides nearly all its services under contracts originally obtained through competitive bidding. The low cost of entry in the facility services business results in a very competitive market, and the Company experiences competition from a large number of mostly regional and local owner-operated companies, primarily located in major cities throughout the United States. The Company also competes on a national basis with the operating divisions of a few large, diversified facility services and manufacturing companies. Indirectly, the Company competes with building owners and tenants that can perform one or more of the Company’s services internally. Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could inhibit the Company’s success in bidding for profitable business and its ability to increase prices as costs rise, thereby reducing margins.

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

The Company has a broad client base in a variety of facilities, including, but not limited to, commercial office buildings, industrial buildings, retail stores, shopping centers, warehouses, airports, health facilities, educational institutions, stadiums and arenas, and government buildings. No client accounted for more than 5% of the Company’s consolidated revenues during 2010, 2009 or 2008.

Employees

As of October 31, 2010, the Company employed approximately 96,000 employees. Over 40,000 of these employees are covered under collective bargaining agreements. Approximately 5,700 of the Company’s employees have executive, managerial, supervisory, administrative, professional, sales, marketing, office, or clerical responsibilities.

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

Executive Officers

The executive officers of the Company on December 23, 2010 were as follows:

		Principal Occupations and Business Experience
Name	Age	During Past Five Years

Henrik C. Slipsager	55	President and Chief Executive Officer and a Director of ABM since November 2000.
James S. Lusk	54	Chief Financial Officer of ABM since January 2008; Executive Vice President of ABM since March 2007; Vice President of Business Services of Avaya from January 2005 to January 2007; Chief Financial Officer and Treasurer of BioScrip/MIM from 2002 to 2005; President of Lucent Technologies’ Business Services division and Corporate Controller from 1995 to 2002. Member of the Board of Directors of Glowpoint, Inc. since February 2007.
James P. McClure	53	Executive Vice President of ABM since September 2002; President of ABM Janitorial Services since November 2000.
Tracy K. Price	52	Executive Vice President of ABM and President, ABM Engineering Services since December 1, 2010; Chief Executive Officer and President of Linc from December 8, 2003. Linc was acquired by ABM on December 1, 2010 and is a subsidiary of ABM.
Steven M. Zaccagnini	49	Executive Vice President of ABM since December 2005; Senior Vice President of ABM from September 2002 to December 2005; Chief Executive Officer of ABM Security Services and Ampco System Parking since August 2007; Chief Executive Officer of ABM Engineering Services from August 2007 to December 2010; President of ABM Facility Services since April 2002.
Erin M. Andre	51	Senior Vice President of ABM since August 2005; Vice President, Human Resources of National Energy and Gas Transmission, Inc. from April 2000 to May 2005.
Dean A. Chin	42	Senior Vice President, Chief Accounting Officer and Corporate Controller of ABM since June 2010; Vice President and Assistant Controller of the Company from June 2008 to June 2010; Director of Finance, Reader’s Digest Association, Inc. from March 2005 to March 2008; Senior Manager, Audit and Business Advisory Services, Ernst & Young, LLP from July 2001 to January 2005.
David L. Farwell	49	Senior Vice President, Investor Relations of ABM since June 2009; Senior Vice President, Chief of Staff and Treasurer of ABM from September 2005 to June 2009; Vice President of ABM from August 2002 to September 2005.
Sarah Hlavinka McConnell	46	General Counsel and Corporate Secretary of ABM since May 2008; Deputy General Counsel of ABM from September 2007 to May 2008; Senior Vice President of ABM since September 2007; Vice President, Assistant General Counsel and Secretary of Fisher Scientific International Inc. from December 2005 to November 2006; Vice President and Assistant General Counsel of Fisher Scientific International Inc. from July 2005 to December 2005; General Counsel of Benchmark Electronics, Inc. from November 2004 to July 2005; Vice President and General Counsel of Fisher Healthcare, a division of Fisher Scientific International Inc. from September 2002 to November 2004.
Gary R. Wallace	60	Senior Vice President of ABM, Director of Business Development and Chief Marketing Officer since November 2000. Mr. Wallace is resigning as an executive officer of ABM effective December 31, 2010.

ITEM 1A.	RISK FACTORS

Risks Relating to our Operations

Risks relating to our acquisition of Linc and our acquisition strategy may adversely impact our results of operations.  On December 1, 2010, we acquired Linc, a global provider of technical building services that has significant domestic and international operations. The Linc acquisition effectively increased the Company’s engineering segment by approximately 165% when measured by revenues. Realization of the anticipated benefits of the acquisition will depend, among other things, upon our ability to timely integrate the Linc business successfully with our operations and to achieve the anticipated savings associated with reductions in offices, staffing and other costs. There can be no assurance that the acquisition of Linc or any acquisition that we make in the future will provide the benefits that were anticipated when entering into the transaction. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks include:

•	Expected growth in revenues relating to the combination of our business with the Linc business may not be achieved as we may not be able to retain existing clients or attract new clients or generate anticipated new business;

•	The acquisition may divert management time and focus from operating our business to acquisition integration;

•	Key employees may not remain, which could negatively impact our ability to grow the acquired business;

•	A significant portion of Linc’s revenues are generated by government contracts and could be negatively impacted by reduced government spending on outsourced services as well as payment delays;

•	A portion of Linc’s revenues are generated from international operations and are subject to political risks and changes in socio-economic conditions, laws and regulations, including labor, monetary and fiscal policies, and difficulties in ensuring that foreign operations comply with foreign laws as well as U.S. laws applicable to U.S. companies with foreign operations, such as Foreign Corrupt Practices Act, which could negatively impact our ability to operate and grow our business in the international arena;

•	The Linc acquisition significantly increases our global presence, thereby increasing our exposure to foreign currency risks and foreign exchange rate fluctuations;

•	The failure to integrate the acquired business’s accounting, information technology, human resources and other administrative systems to permit effective management and reduce expenses;

•	The failure to implement or improve internal controls, procedures and policies appropriate for a public company at a business that prior to the acquisition lacked some of these controls, procedures and policies;

•	Exposure to international economic conditions and language and cultural differences relating to the expansion of our business overseas as a result of the Linc acquisition;

•	Changes in tax law or interpretations of tax law in foreign jurisdictions could negatively impact future earnings;

•	Incurrence of additional indebtedness as a result of the Linc acquisition could impact our cash flow; and

•	We may encounter unanticipated or unknown liabilities relating to the acquired Linc business.

Portions of our historic growth have been generated by acquisitions, and we expect to continue to acquire businesses in the future as part of our growth strategy. A slowdown in acquisitions could lead to a slower growth rate, constant or lower margins, as well as lower revenue growth. There can be no assurance that any acquisition we make in the future will provide us with the benefits that we anticipate when entering into the transaction. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks include, but are not limited to, those described above in relationship to the Linc acquisition.

We are subject to intense competition that can constrain our ability to gain business, as well as our profitability.  We believe that each aspect of our business is highly competitive and that such competition is based primarily on price and quality of service. We provide nearly all our services under contracts originally obtained through competitive bidding. The low cost of entry to the facility services business has led to strongly competitive markets consisting primarily of regional and local owner-operated companies. We also compete with a few large, diversified facility services and manufacturing companies on a national basis. Indirectly, we compete with building owners and tenants who can perform internally one or more of the services that we provide. These building owners and tenants have an increased advantage in locations where our services are subject to sales tax and internal operations are not. Competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins.

We have high deductibles for certain insurable risks, and therefore we are subject to volatility associated with those risks.  We are subject to certain insurable risks such as workers’ compensation, general liability, automobile and property damage. We maintain commercial insurance policies that provide $150.0 million (or $75.0 million with respect to claims acquired from OneSource Services, Inc. (“OneSource”) in 2008) of coverage for certain risk exposures above our deductibles (i.e., self-insurance retention limits). Our deductibles, currently and historically, have generally ranged from $0.5 million to $1.0 million per occurrence (in some cases somewhat higher in California). We are also responsible for claims in excess of our insurance coverage. Pursuant to our management and service contracts, we allocate a portion of our insurance-related costs to certain clients, including workers’ compensation insurance, at rates that, because of the scale of our operations and claims experience, we believe are competitive. A material change in our insurance costs due to a change in the number of claims, costs or premiums could have a material effect on our operating results. Should we be unable to renew our umbrella and other commercial insurance policies at competitive rates, it would have an adverse impact on our business, as would the incurrence of catastrophic uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims. Further, to the extent that we self-insure, deterioration in claims management could increase claim costs, particularly in the workers’ compensation area. Additionally, although we engage third-party experts to assist us in estimating appropriate self-insurance accounting reserves, the determination of those reserves is dependent upon significant actuarial judgments that have a material impact on our reserves. For example, quantitative assessments of the impact of recently enacted legislation/regulation and/or court rulings require a great deal of actuarial judgment, which are then updated as actual experience reflecting those changed environment factors becomes available. Changes in our insurance reserves as a result of our periodic evaluations of the related liabilities will likely cause significant volatility in our operating results that might not be indicative of the operations of our ongoing business.

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

We incur significant accounting and other control costs that reduce profitability.  As a publicly traded corporation, we incur certain costs to comply with regulatory requirements. If regulatory requirements were to become more stringent or if accounting or other controls thought to be effective later fail, we may be forced to make additional expenditures, the amounts of which could be material. Most of our competitors are privately owned, so our accounting and control costs can be a competitive disadvantage. Should revenues decline or if we are unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, the costs associated with regulatory compliance will rise as a percentage of revenues.

Risks Related to Market and Economic Conditions

A decline in commercial office building occupancy and rental rates could affect our revenues and profitability.  Our revenues are affected by commercial real estate occupancy levels. In certain geographic areas and service segments, our most profitable revenues are known as tag jobs, which are services performed for tenants in buildings in which our business performs building services for the property owner or management company. A decline in occupancy rates could result in a decline in fees paid by landlords, as well as tag work, which would lower revenues, and create pricing pressures and therefore lower margins. Additionally, adverse changes in occupancy rates may further reduce demand, depress prices for our services and cause our clients to cancel their agreements to purchase our services, thereby possibly reducing earnings and adversely affecting our business and results of operations. In addition, in those areas where the workers are unionized, decreases in revenues can be accompanied by relative increases in labor costs if we are obligated by collective bargaining agreements to retain workers with seniority and consequently higher compensation levels and cannot pass on these costs to clients.

Deterioration in economic conditions in general could further reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition.  Changes in global, national and local economic conditions could have a negative impact on our business. Additionally, adverse economic conditions may result in clients cutting back on discretionary spending, such as tag work. Since a significant portion of Parking revenues is tied to the number of airline passengers and hotel guests, Parking results could be adversely affected by curtailment of business and personal travel.

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

Our ability to operate and pay our debt obligations depends upon our access to cash.  Because ABM conducts business operations through operating subsidiaries, we depend on those entities to generate the funds necessary to meet financial obligations. Delays in collections, which could be heightened by disruption in the credit markets and the financial services industry, or legal restrictions could restrict our subsidiaries’ ability to make distributions or loans to ABM. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on debt obligations when due or to pay the principal of such debt. We have standby letters of credit collateralizing self-insurance claims and insurance deposits that represent amounts collateralizing self-insurance claims that we cannot access for operations. In addition, $25.0 million original principal amount of our investment portfolio is invested in auction rate securities that are not actively traded. In the event we need to liquidate our auction rate securities prior to a successful auction, our expected holding period, or their scheduled maturity, we might not be able to do so without realizing further losses.

Future declines in the fair value of our investments in auction rate securities could negatively impact our earnings.  Future declines in the fair value of our investments in auction rate securities that we deem temporary will be recorded to accumulated other comprehensive income, net of taxes. In the past, we have experienced declines in the fair value of our investments in auction rate securities that we have determined to be other-than-temporary. If at any time in the future we determine that a further decline in fair value is other-than-temporary, we will record a charge to earnings for the credit loss portion of the impairment. In addition, the significant assumptions used in estimating credit losses may be different than actual realized losses, which could impact our earnings.

Uncertainty in the credit markets may negatively impact our costs of borrowing, our ability to collect receivables on a timely basis and our cash flow.  The United States and global economies and the financial and credit markets continue to experience declines or slow growth and there continues to be diminished liquidity and credit availability. These conditions may have a material adverse effect on our operations and our costs of borrowing. In addition, the tightening of credit in financial markets may adversely affect the ability of our clients to obtain financing, which could adversely impact our ability to collect amounts due from such clients or result in a decrease, or cancellation, of our services under our client contracts. Declines in our ability to collect receivables or in the level of client spending could adversely affect the results of our operations and our liquidity.

Risks Relating to Indebtedness and Impairment Charges

Any future increase in the level of debt or in interest rates can affect our results of operations.  Any future increase in the level of debt will likely increase our interest expense. Unless the operating income associated with the use of these funds exceeds the debt expense, borrowing money will have an adverse impact on our results. In addition, incurring debt requires that a portion of cash flow from operating activities be dedicated to interest payments and principal payments. Debt service requirements could reduce our ability to use our cash flow to fund operations and capital expenditures or to capitalize on future business opportunities (including additional acquisitions). Because current interest rates on our debt are variable, an increase in prevailing rates would increase our interest costs. Further, our credit facility agreement contains both financial covenants and covenants that limit our ability to engage in specified transactions, which may also constrain our flexibility.

An impairment charge could have a material adverse effect on our financial condition and results of operations.  Under Accounting Standards Codificationtm (“ASC”) 350, “Intangibles — Goodwill and Other” (“ASC 350”), we are required to test goodwill for impairment on an annual basis based upon a fair value approach. Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the dates of the acquisitions. We have chosen to perform our annual impairment reviews of goodwill at the beginning of the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of any reporting unit below its carrying amount. In addition, we test certain intangible assets for impairment annually or if events occur or circumstances change that would indicate the remaining carrying amount of these intangible assets might not be recoverable. These events or circumstances could include, but are not limited to, a significant change in the business climate, legal factors, operating performance indicators, competition, and sale or disposition of a significant portion of one of our businesses. If the fair market value of one of our businesses is less than its carrying amount, we could be required to record an impairment charge. The valuation of the businesses requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our businesses, including such factors as market performance, changes in our client base and operating cash flows. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Risks Related to Labor, Legal Proceedings and Compliance

We are defendants in several class and representative actions or other lawsuits alleging various claims that could cause us to incur substantial liabilities.  We are defendants in several class and representative action lawsuits brought by or on behalf of our current and former employees alleging violations of federal and state law, including with respect to certain wage and hour matters. It is not possible to predict the outcome of these lawsuits or any other litigation or arbitration to which we are subject. These lawsuits and other proceedings may consume substantial amounts of our financial and managerial resources, regardless of the ultimate outcome of the lawsuits and other proceedings. In addition, we may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause us to incur substantial liabilities that may have a material adverse effect upon our business, financial condition or results of operations.

Federal health care reform legislation may adversely affect our business and results of operations.  In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States (collectively, the “Health Care Reform Laws”). The Health Care Reform Laws include a large number of health-related provisions that become effective over the next four years, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014 penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Providing such additional health insurance benefits to our employees, or the payment of penalties if such coverage is not provided, would increase our expense. If we are unable to raise the rates we charge our clients to cover this expense, such increases in expense could reduce our operating profit.

In addition, under the Health Care Reform Laws employers will have to file a significant amount of additional information with the Internal Revenue Service and will have to develop systems and processes to track requisite information. We will have to modify our current systems, which could increase our general and administrative expense.

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

Labor disputes could lead to loss of revenues or expense variations.  At October 31, 2010, approximately 43% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during the year. In addition, at any given time, we may face a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues that, in turn, could lead to a strike, work slowdown or other job actions at one or more of our locations. In a market where we and a number of major competitors are unionized, but other competitors are not unionized, we could lose clients to competitors who are not unionized. A strike, work slowdown or other job action could in some cases disrupt us from providing services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients. In addition, proposed legislation, known as The Employee Free Choice Act, could make it significantly easier for union organizing drives to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we and such union are unable to agree to the terms of a collective bargaining agreement.

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

Other issues and uncertainties may include:

•	Market rate changes in commodities or foreign currency rates may increase our operating expenses;

•	New accounting pronouncements or changes in accounting policies;

•	Changes in federal (U.S.) or state immigration law that raise our administrative costs;

•	Labor shortages that adversely affect our ability to employ entry level personnel;

•	Legislation or other governmental action that detrimentally impacts expenses or reduces revenues by adversely affecting our clients; and

•	The resignation, termination, death or disability of one or more key executives that adversely affects client retention or day-to-day management.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of October 31, 2010, the Company had corporate, subsidiary, regional, branch or district offices in approximately 296 locations throughout the United States, the Commonwealth of Puerto Rico and in British Columbia and Ontario, Canada. At October 31, 2010, the Company owned 11 facilities having an aggregate net book value of $3.6 million and which were located in: (1) Jacksonville and Tampa, Florida; (2) Portland, Oregon; (3) Houston, Texas; (4) Lake Tansi, Tennessee; (5) Kennewick, Spokane and Tacoma, Washington; and (6) Spartanburg, South Carolina.

Rental payments under long- and short-term lease agreements amounted to $106.2 million in 2010. Of this amount, $69.1 million in rental expense was attributable to parking lots and garages leased and operated by Parking. The remaining expense was for the rental or lease of office space, computers, operating equipment and motor vehicles for the Company’s businesses.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, as well as in additional matters from time to time. The Company records accruals for contingencies when it is probable or known that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available.

The Company is a defendant in, among others, the following class action or purported class action lawsuits related to alleged violations of federal and/or state wage-and-hour laws:

•	the consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (ACSS) filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”);

•	the consolidated cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco ( the “Bucio case”);

•	the consolidated cases of Batiz/Heine v. ACSS filed on June 7, 2006, in the U.S. District Court of California, Central District (the “Batiz case”);

•	the consolidated cases of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Court (the “Diaz case”);

•	Khadera v. American Building Maintenance Co.-West and ABM Industries filed on March 24, 2008, in U.S District Court of Washington, Western District (the “Khadera case”);

•	Simpson v. ABM Janitorial Services-Northwest, Inc., and ABM Industries Incorporated filed on September 24, 2010 in the Superior Court for the State of Washington in and for King County (the “Simpson case”); and

•	Villacres v. ABM Security filed on August 15, 2007, in the U.S. District Court of California, Central District (the “Villacres case”).

The named plaintiffs in the lawsuits described above are current or former employees of subsidiaries of ABM who allege, among other things, that they were required to work “off the clock,” were not paid proper minimum wage or overtime, were not provided work breaks or other benefits, and/or that they received pay stubs not conforming to state law. In all cases, the plaintiffs generally seek unspecified monetary damages, injunctive relief or both.

On January 8, 2009, the Augustus case was certified as a class action by the Superior Court of California, Los Angeles County. On October 6, 2010, the Company moved to decertify the class and for summary judgment. The case has been stayed pending a decision by the court.

On September 29, 2010, the Batiz case was decertified as a class action by the United States District Court of California, Central District, and all opt-in plaintiffs were dismissed without prejudice.

On February 19, 2010, the United States District Court granted conditional certification of the class in the Khadera case as a federal “opt-in” class action. The Simpson case, which is a purported class action brought under state law, was filed in Washington State court subsequent to the decision of the federal court in the Khadera case and contains allegations generally similar to those made in the Khadera case.

On January 15, 2009, a federal court judge denied with prejudice class certification status in the Villacres case. That case, and the companion state court case filed April 3, 2008, in Los Angeles Superior Court were both subsequently dismissed with prejudice on summary judgment. On June 17, 2010, the United States Court of Appeals for the Ninth Circuit affirmed the decision of the district court, which had summarily dismissed with prejudice the Villacres case. The state court companion case, filed April 3, 2008 in Los Angeles Superior Court, has also been dismissed with prejudice by the judge of the Los Angeles Superior Court. On October 22, 2010, the State Appellate Court affirmed the decision of the judge of the Los Angeles Superior Court.

The Company was a defendant in a lawsuit filed July 19, 2007 in the United States District Court, Eastern District of California, entitled U.S. Equal Employment Opportunity Commission, Plaintiff Erika Morales and Anonymous Plaintiffs One through Eight v. ABM Industries Incorporated et. al. (the “Morales case”). The plaintiffs in the Morales case alleged sexual harassment, discrimination and retaliation. In 2009, fourteen claimants joined the lawsuit alleging various claims against the Company. The case involved both Title VII federal law claims and California state law claims. In June 2010, the Company agreed to a settlement of $5.8 million for the Morales case. On September 27, 2010, the court accepted the settlement agreement and dismissed the case. Under the terms of the settlement, ABM also agreed to enter into a consent decree requiring a subsidiary to, among other things, track sexual harassment claims and monitor compliance with certain applicable laws.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The Company’s common stock is listed on the New York Stock Exchange (NYSE: ABM). The following table sets forth the high and low intra-day prices of the Company’s common stock on the New York Stock Exchange and quarterly cash dividends declared on shares of common stock for the periods indicated:

	Fiscal Quarter
	First	Second	Third	Fourth	Year

Fiscal Year 2010
Price range of common stock:
High	$21.65	$22.24	$23.00	$22.94	$23.00
Low	$17.94	$18.96	$19.83	$18.56	$17.94
Dividends declared per share	$0.135	$0.135	$0.135	$0.135	$0.540
Fiscal Year 2009
Price range of common stock:
High	$19.66	$18.10	$21.26	$23.32	$23.32
Low	$12.83	$11.64	$15.75	$18.67	$11.64
Dividends declared per share	$0.130	$0.130	$0.130	$0.130	$0.52

To our knowledge, there are no current factors that are likely to materially limit the Company’s ability to pay comparable dividends for the foreseeable future.

Stockholders

At December 10, 2010, there were 2,883 registered holders of the Company’s common stock.

Performance Graph

The following graph compares a $100 investment in the Company’s stock on October 31, 2005 with a $100 investment in each of the Standard & Poor’s 500 Index ( “S&P 500 Index”) and the Russell 2000 Value Index, also made on October 31, 2005. The graph portrays total return, 2005 – 2010, assuming reinvestment of dividends. The comparisons in the following graph are based on historical data and are not indicative of, or intended to forecast, the possible future performance of the Company’s common stock. This graph shows returns based on fiscal years ended October 31.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

	Indexed Returns
	Years Ending
Company/Index	2005	2006	2007	2008	2009	2010

ABM Industries Incorporated	100	102.87	124.13	88.35	104.72	129.00
S&P 500 Index	100	116.34	133.28	85.17	93.52	108.97
Russell 2000 Value Index	100	122.90	125.41	87.11	88.82	110.20

The performance graph shall not be deemed “soliciting material,” be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company’s consolidated financial statements as of and for each of the five years ended October 31, 2010. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” As a result of the sale of substantially all of the assets of the Lighting segment on October 31, 2008, the financial results of this segment have been classified as discontinued operations in the following selected financial data and in the Company’s accompanying consolidated financial statements and notes for all periods presented. Additionally, acquisitions made in recent years (most significantly, the Company’s acquisition of OneSource on November 14, 2007) have impacted comparability among the periods presented.

Years Ended October 31,	2010	2009	2008	2007	2006
(In thousands, except per share data)

OPERATIONS
Income
Revenues (1)	$3,495,747	$3,481,823	$3,623,590	$2,706,105	$2,579,351
Gain on insurance claim (2)	—	—	—	—	66,000

Total income	3,495,747	3,481,823	3,623,590	2,706,105	2,645,351

Expenses
Operating (3)	3,134,018	3,114,699	3,224,696	2,429,694	2,312,161
Selling, general and administrative (4)	241,526	263,633	287,650	193,658	185,113
Amortization of intangible assets	11,364	11,384	11,735	5,565	5,764

Total expenses	3,386,908	3,389,716	3,524,081	2,628,917	2,503,038

Operating profit	108,839	92,107	99,509	77,188	142,313
Credit losses on auction rate security: (5)
Gross other-than-temporary impairment losses (“OTTI”)	—	3,695	—	—	—
OTTI recognized in earnings (other comprehensive income)	127	(2,129)	—	—	—
Interest expense	4,639	5,881	15,193	453	494

Income from continuing operations before income taxes	104,073	84,660	84,316	76,735	141,819
Provision for income taxes	40,203	29,170	31,585	26,088	57,495

Income from continuing operations	63,870	55,490	52,731	50,647	84,324
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	251	(1,197)	(3,776)	1,793	1,122
Gain on insurance claim, net of taxes (2)	—	—	—	—	7,759
Loss on sale of discontinued operations, net of taxes	—	—	(3,521)	—	—

Income (loss) from discontinued operations, net of taxes	251	(1,197)	(7,297)	1,793	8,881

Net income	$64,121	$54,293	$45,434	$52,440	$93,205

PER SHARE DATA
Net income per common share — Basic
Income from continuing operations	$1.23	$1.08	$1.04	$1.02	$1.72
(Loss) income from discontinued operations	—	(0.02)	(0.14)	0.04	0.18

Net Income	1.23	1.06	0.90	1.06	1.90

Net income per common share — Diluted
Income from continuing operations	1.21	1.07	1.03	1.00	1.70
(Loss) income from discontinued operations	—	(0.02)	(0.15)	0.04	0.18

Net Income	$1.21	$1.05	$0.88	$1.04	$1.88

Weighted-average common and common equivalent shares outstanding
Basic	52,117	51,373	50,519	49,496	49,054
Diluted	52,908	51,845	51,386	50,629	49,678
Dividends declared per common share	$0.54	$0.52	$0.50	$0.48	$0.44

BALANCE SHEET DATA
Total assets	$1,548,670	$1,521,153	$1,575,944	$1,132,198	$1,069,462
Trade accounts receivable — net	450,513	445,241	473,263	349,195	358,569
Insurance deposits (6)	36,164	42,500	42,506	—	—
Goodwill (6)	593,983	547,237	535,772	234,177	229,885
Other intangibles — net	65,774	60,199	62,179	24,573	23,881
Investments in auction rate securities	20,171	19,531	19,031	25,000	—
Line of credit (6)	140,500	172,500	230,000	—	—
Insurance claims	348,314	346,327	346,157	261,043	248,377
Insurance recoverables	$76,098	$72,117	$71,617	$55,900	$53,188

(1) Revenues in 2010 include revenues associated with the acquisitions of L&R and Diversco, which were acquired on October 1, 2010 and June 30, 2010, respectively, totaling $43.0 million. Beginning in 2008, includes revenues associated with the acquisition of OneSource, which was acquired on November 14, 2007. Revenues in 2007 included a $5.0 million gain from the termination of off-airport parking garage leases.

(2) The World Trade Center formerly represented the Company’s largest job-site; its destruction on September 11, 2001 has directly and indirectly impacted subsequent operating results. Amounts for 2006 consist of total gains in connection with World Trade Center insurance claims of $80.0 million in 2006. Of the $80.0 million, $14.0 million related to the recovery of the Lighting segment’s loss of business profits and has been reclassified to discontinued operations.

(3) Operating expenses in 2010 and 2009 include adjustments to increase self-insurance reserves related to prior year claims by $1.2 million and $9.4 million, respectively, while 2008, 2007 and 2006 included adjustments to reduce self-insurance reserves related to prior years by $22.8 million, $1.8 million and $14.1 million, respectively. Additionally, operating expenses for 2009 includes a net benefit of a $9.6 million legal settlement received from the Company’s former third-party administrator.

(4) Selling, general and administrative expenses in 2010, 2009, 2008 and 2007 included $5.7 million, $21.8 million, $24.3 million and $4.6 million of costs, respectively, associated with (a) the implementation of a new payroll and human resources information system, and the upgrade of the Company’s accounting systems; (b) the transition of certain back office functions to the Company’s Shared Services Center in Houston, Texas; (c) the move of the Company’s corporate headquarters to New York; and (d) integration costs associated with the acquisition of OneSource in 2008.

Selling, general and administrative expense in 2010 included a $5.8 million litigation settlement related to the Morales case and a $3.4 million reversal of previously recorded share-based compensation expense, due to a change in the probability of achieving the financial performance targets established in connection with certain performance share grants.

Selling, general and administrative expense in 2008 included $68.0 million of integration related expenses associated with the OneSource acquisition and a $6.3 million write-off of deferred costs related to the Company’s Master Professional Services Agreement between the Company and International Business Machines Corporation (“IBM”) (see the “Commitments” sub-section of the “Liquidity and Capital Resources” section below).

Selling, general and administrative expenses in 2006 included $3.3 million of transition costs associated with the outsourcing of the Company’s information technology infrastructure and support services to IBM.

(5) The Company determined that one of its auction rate securities was other-than-temporarily impaired during 2009. The other-than-temporary impairment approximated $3.7 million, of which $1.6 million was recognized in earnings as a credit loss, with a corresponding reduction in the cost basis of that security during 2009. (See Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”)

(6) In connection with the OneSource acquisition, the Company acquired insurance deposits that represent amounts collateralizing OneSource’s self-insurance claims. The Company recorded $273.8 million of goodwill representing the excess of the cost of the acquisition over the fair value of net assets acquired in the acquisition of OneSource. As of October 31, 2010, the Company had outstanding borrowings under its line of credit of $140.5 million, which is primarily associated with acquisitions.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, and in particular, statements found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature constitute forward-looking statements. These statements are often identified by the words “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and other words of a similar nature. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. In Item 1A, we have listed specific risks and uncertainties that you should carefully read and consider. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.” All information in the discussion and references to years are based on the Company’s fiscal year that ends on October 31. All references to 2010, 2009, 2008 and 2007, unless otherwise indicated, are to fiscal years 2010, 2009, 2008 and 2007, respectively. The Company’s fiscal year is the period from November 1 through October 31. Except where specifically indicated, this discussion does not include the operations of Linc, which the Company acquired on December 1, 2010.

Overview

ABM Industries Incorporated (“ABM”), through its subsidiaries (collectively, the “Company”), provides janitorial, parking, security and engineering services for thousands of commercial, industrial, institutional and retail client facilities in hundreds of cities, primarily throughout the United States. The Company’s business is impacted by industrial activity, commercial office building occupancy and rental rates, air travel levels, tourism, and transportation needs at educational institutions and health care service facilities, among others.

On December 1, 2010, the Company acquired Linc pursuant to the Merger Agreement, dated as of December 1, 2010, by and among ABM, Linc, GI Manager LP, as the Members Representative, and Lightning Services, LLC, a wholly-owned subsidiary of ABM (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Linc, and Linc continued as the surviving corporation and as a wholly owned subsidiary of ABM. The aggregate purchase price for all of the outstanding limited liability company interests of Linc was approximately $301.0 million, subject to certain adjustments as set forth in the Merger Agreement. With annual revenues of approximately $579 million and approximately 3,000 employees, Linc provides end-to-end integrated facilities management services that improve operating efficiencies, reduce energy consumption and lower overall operational costs for more than 25,000 facilities in the government, commercial and residential markets throughout the United States and select international markets. The operations of Linc will be included in the Engineering segment as of the acquisition date.

On October 1, 2010, the Company acquired select assets of L&R from the L&R Group of Companies for an aggregate purchase price of $34.7 million, including $0.2 million of assets distributed as consideration. The Company incurred $0.4 million of direct acquisition costs, which were expensed as incurred. L&R employs approximately 2,500 people and services more than 450 client accounts across the United States. The acquisition extends and expands the Company’s parking business in major cities. The acquisition also expands the Company’s presence at airports. The results of operations of L&R are included in the Company’s Parking segment as of the acquisition date. The amounts of L&R revenues and operating profit included in the Company’s consolidated statements of income for 2010 were $14.9 million and $0.4 million, respectively.

On June 30, 2010, the Company acquired all of the outstanding shares of Diversco from DHI Holdings, Inc. for $30.6 million in cash and incurred direct acquisition costs of $0.2 million, which were expensed as incurred. The purchase price was subsequently adjusted to $30.4 million in connection with a working capital adjustment. Diversco is a national provider of outsourced facility services. The acquisition expands the geographic reach of the Company’s janitorial and security businesses, particularly in the Southeast, Midwest and Mid-Atlantic regions of the United States. The results of operations of Diversco are included in the Company’s Janitorial and Security segments as of the acquisition date. The amounts of Diversco’s revenues and operating profit included in the Company’s consolidated statements of income for 2010 were $28.1 million and $1.2 million, respectively.

Revenues at the Company’s Janitorial, Security and Engineering segments are primarily based on the performance of labor-intensive services at contractually specified prices. Revenues generated by the Parking segment relate to parking and transportation services that are less labor intensive. In addition to services defined within the scope of client contracts, the Janitorial segment also generates revenues from extra services (or tags) such as, but not limited to, flood cleanup services and snow removal, which generally provide higher margins.

Total revenues increased $13.9 million, or 0.4%, to $3,495.7 million in 2010 from $3,481.8 million in 2009. The Company’s growth in total revenues includes approximately $43.0 million of revenues attributable to the L&R and Diversco acquisitions described above. Excluding the L&R and Diversco acquisitions, revenues decreased $29.1 million, or 0.8%, in 2010, as compared to 2009. During 2009, the Company experienced losses of client contracts that exceeded new business, reductions in the level and scope of client services, contract price compression and declines in the level of tag work, primarily in the Janitorial segment. These losses and reductions continued to influence results throughout 2010. In addition, during 2010 the Janitorial segment continued to experience some additional reductions in the level and scope of client services and contract price compression. These revenue decreases in the Janitorial segment were partially offset by additional revenues from new clients and the expansion of services to existing clients in the Engineering segment.

Despite the reductions in revenues, the Company’s operating profit, excluding Corporate, increased $5.1 million, or 2.7%, to $193.1 million in 2010 from $188.0 million in 2009. This increase primarily related to increases in operating profit in the Engineering and Parking segments as a result of additional revenues from new clients and the expansion of services to existing clients and cost control measures in all segments, including lower compensation costs.

The Company’s largest operating segment is the Janitorial segment, which generated approximately 66.9% of the Company’s revenues and approximately 73.0% of the Company’s operating profit, excluding the Corporate segment, for 2010.

In addition to revenues and operating profit, the Company’s management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on revenue levels, the timing of collections and payments to suppliers and other vendors, the quality of receivables, the timing and amount of income tax payments and the timing and amount of payments on self-insured claims. The Company’s cash flows provided by continuing operating activities were $140.7 million, $121.3 million and $62.3 million for 2010, 2009 and 2008, respectively.

The Company self-insures certain insurable risks, such as workers’ compensation, general liability, automobile and property damage. The Company periodically performs a thorough review, with the assistance of external professionals, of its estimate of the ultimate cost for self-insurance reserves. As part of this evaluation, the Company reviews the status of existing and new claims and coordinates this review with third-party claims administrators. The Company compares actual trends to expected trends and monitors claims developments. The third-party claims administrators that manage the claims for the Company project their estimates of the ultimate cost for each claim based upon known factors related to the management of the claims, legislative matters and case law. After reviewing the findings with the Company, the specific case reserves estimated by the third-party claims administrators are provided to an actuary who assists the Company in projecting an actuarial estimate of the overall ultimate cost for self- insurance, which includes the case reserves plus an actuarial estimate of reserves required for additional developments, including “incurred but not reported” claim costs. The independent third-party’s actuarial estimate of the reserves is reviewed by management and forms the basis for management’s best estimate of the reserves, as recorded in the Company’s financial statements.

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

During 2008, favorable developments in the claims management process as well as the effects of favorable legislation in certain states continued to be observed. Specifically, the Company continued to experience the favorable impact of prior workers’ compensation reforms in California. Prior to the reforms of 2003 and 2004, the California workers’ compensation system was characterized by high insurances rates to employers and variability in benefits to injured workers. To address rising costs, a series of reforms were passed by the California Legislature. The reforms focused on, among other things, revising medical fee schedules, improving quality of care, encouraging medical utilization review, capping temporary disability benefits, and reducing the number and size of permanent disability awards. Following the implementation of reforms, from 2004 to 2008, the industry workers’ compensation claims cost benchmark was reduced by 65%. The reforms not only favorably affected claims incurred after 2004, but also favorably affected certain claims open at the time the reforms were enacted. Accordingly, as benefits of the reforms had become more readily measurable in 2008, estimates of the cost of settling these older claims were reduced in 2008. Reduced claim costs, which the Company believes were driven by the continuing effects of California workers’ compensation reform and internal loss control efforts, were observed during 2008 in both the Company’s general liability and workers’ compensation program claims in 2008. After analyzing the historical loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods, in 2008 the Company lowered its expected losses for prior year claims, which resulted in a $22.8 million reduction in the related self-insurance reserves, that was recorded in the Corporate segment.

During 2009, favorable trends observed during recent years did not continue. Specifically, the Company noticed the effects of (i) unfavorable developments (primarily affecting workers’ compensation in California and other states where the Company has a significant presence), (ii) certain case law decisions during 2009 resulting in a more favorable atmosphere for injured workers regarding their disability rating in California, and (iii) existing claims in California being updated by injured workers to add additional medical conditions to their original claims, resulting in additional discovery costs and likely higher medical and indemnity costs. Further, during 2009, certain general liability claims related to earlier policy years experienced losses significantly higher than were previously estimated. After analyzing the historical loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods, the Company increased its expected losses for prior year claims, which resulted in an increase in the related self-insurance reserves of $9.4 million in 2009, that was recorded in the Corporate segment.

During 2010, the Company increased its reserves related to prior year claims by approximately $1.2 million, which was recorded in the Corporate segment. The increase resulted mostly from higher than expected losses in general liability claims. While expenses related to workers’ compensation claims were observed to be coming in higher for New York and Illinois, the impact of certain 2009 case law decisions in California was less than previously expected, offsetting the increases in the other states.

The Company believes that achieving desired levels of revenues and profitability in the future will depend upon, among other things, its ability to attract and retain clients at desirable profit margins, to pass on cost increases to clients, and to keep overall costs low. In the short term, the Company is focused on integrating recent acquisitions and plans to remain competitive by, among other things, continued cost control strategies. The Company will continue to monitor, and in some cases exit, client arrangements where the Company believes the client is at high risk of bankruptcy or which produce low profit margins, and focus on client arrangements that may generate less revenues but produce higher profit margins. Additionally, the Company will continue to seek acquisitions both domestically and internationally. In the long term, the Company expects to continue to grow organically and through acquisitions (including international expansion) in response to the growing demand for a global integrated facility services solution provider.

Liquidity and Capital Resources

	October 31,
(In thousands)	2010	2009	Change

Cash and cash equivalents	$39,446	$34,153	$5,293
Working capital	$274,905	$278,303	$(3,398)

	Years Ended October 31,			2010	2009
(In thousands)	2010	2009	2008	Change	Change

Net cash provided by operating activities	$149,864	$140,871	$68,307	$8,993	$72,564
Net cash used in investing activities	$(87,860)	$(37,467)	$(421,522)	$(50,393)	$384,055
Net cash (used in) provided by financing activities	$(56,711)	$(95,992)	$232,239	$39,281	$(328,231)

At October 31, 2010, the Company had a $450 million syndicated line of credit (the “old Facility”). As of October 31, 2010, the total outstanding amounts under the old Facility in the form of cash borrowings and standby letters of credit were $140.5 million and $100.8 million, respectively.

In connection with the acquisition of Linc, the Company terminated the old Facility on November 30, 2010 and replaced it with a new $650 million five year syndicated line of credit (the “new Facility”). The new Facility is scheduled to expire on November 30, 2015, with the option to increase the size of the new Facility to $850 million at any time prior to the expiration. Borrowings under the new Facility were used to acquire Linc on December 1, 2010, as well as pay down the outstanding balances under the old Facility. The new Facility is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures and other general corporate purposes, including acquisitions. The Company’s ability to draw down available amounts under the new Facility is subject to compliance with certain financial covenants, including covenants relating to consolidated net worth, a fixed charge coverage ratio and a leverage ratio. In addition, other covenants under the line of credit include limitations on liens, dispositions, fundamental changes, investments and certain transactions and payments. See Note 16 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information.

As of November 30, 2010, the Company was in compliance with all covenants under the new Facility and expects to be in compliance in the foreseeable future.

The Company believes that the cash generated from operations and amounts available under the new Facility will be sufficient to fund the Company’s operations and cash requirements, except to the extent cash is required for significant acquisitions, if any.

Working Capital.  Working capital decreased by $3.4 million to $274.9 million at October 31, 2010 from $278.3 million at October 31, 2009. Excluding the effects of discontinued operations, working capital increased by $2.1 million to $270.7 million at October 31, 2010 from $268.6 million at October 31, 2009.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $149.9 million, $140.9 million and $68.3 million in 2010, 2009 and 2008, respectively.

The $9.0 million increase in 2010 compared to 2009 was primarily related to:

•	a $12.6 million increase in the year-over-year change in other assets and long term receivables, primarily related to the reduction of required cash insurance deposits, the decrease of pre-payments for insurance claims reserves and collections received on notes receivables;

•	an $11.5 million net increase in the year-over-year change in income taxes, primarily related to the increase in income taxes payable due to timing of income tax payments and an increase in tax reserves;

•	an $8.4 million increase in income from continuing operations; and

•	a $4.8 million increase in the year-over-year change in accounts payable and accrued liabilities, primarily related to the timing of payments made on vendor invoices;

partially offset by:

•	an $18.0 million decrease in the year-over-year change in trade accounts receivable, primarily related to the timing of collections received from clients and a decrease in revenues from 2008 to 2009; and

•	a $10.5 million decrease in net cash provided by discontinued operating activities. Net cash provided by discontinued operating activities was $9.1 million in 2010, compared to $19.6 million in 2009. The cash provided by discontinued operating activities primarily related to cash collections from client contracts transferred in connection with the sale of the Lighting business that contained deferred charges related to services previously performed by the Company prior to the sale.

The $72.6 million increase in 2009 compared to 2008 was primarily related to:

•	a $54.3 million decrease in the year-over-year changes in trade accounts receivable, primarily related to improved timing of collections; and

•	a $13.6 million increase in net cash provided by discontinued operating activities, primarily related to the collections of accounts receivable during 2009. Net cash provided by discontinued operating activities was $19.6 million in 2009 compared to $6.0 million in 2008.

Cash Flows from Investing Activities.  Net cash used in investing activities was $87.9 million, $37.5 million and $421.5 million in 2010, 2009 and 2008, respectively.

The $50.4 million increase in net cash used in investing activities in 2010, compared to 2009, was primarily related to a $44.4 million increase in cash paid for asset and business acquisitions and additional consideration paid for prior years acquisitions in 2010, compared to 2009.

In 2010 the Company paid $62.3 million for the L&R and Diversco acquisitions, net of cash acquired, and $3.3 million of additional consideration for the achievement of certain financial performance targets in connection with prior years acquisitions.

In 2009, the Company paid $15.1 million for the Control Building Services, Inc., Control Engineering Services, Inc., and TTF, Inc. (“Control”) acquisition and $6.0 million of additional consideration for the achievement of certain financial performance targets in connection with prior years acquisitions (excluding $1.2 million related to contingent amounts settled in stock issuances).

The $384.1 million decrease in 2009 compared to 2008 was primarily related to a $401.8 million decrease in cash paid for acquisitions and additional consideration paid for prior years acquisitions and a $15.5 million decrease in capital expenditures, partially offset by $33.4 million of proceeds received for the sale of the Lighting business in 2008.

In 2009, the Company paid $15.1 million for the Control acquisition and $6.0 million of additional consideration for the achievement of certain financial performance targets in connection with prior years acquisitions (excluding $1.2 million related to additional consideration settled in stock issuances).

In 2008, the Company paid $390.5 million and $27.3 million for the acquisition of OneSource and the remaining 50% equity of Southern Management Company (“Southern Management”), respectively, and $5.1 million of additional consideration paid for the achievement of certain financial performance targets in connection with prior years acquisitions (excluding $0.6 million related to contingent amounts settled in stock issuances).

Cash Flows from Financing Activities.  Net cash used in financing activities was $56.7 million and $96.0 million in 2010 and 2009, respectively, and net cash provided by financing activities was $232.2 million in 2008.

The $39.3 million decrease in net cash used in financing activities in 2010 compared to 2009 was primarily related to $25.5 million of net repayments on borrowings from the line of credit (which included the financing of the L&R and Diversco acquisitions for $64.9 million, excluding acquisition costs).

The $328.2 million decrease in 2009 compared to 2008 was primarily related to:

•	a $287.5 million decrease in the net borrowings from the Company’s line of credit. During 2009, net repayments on borrowings from the line of credit were $57.5 million, compared to net borrowings of $230.0 million in 2008. Net borrowings in 2008 were primarily related to the acquisition of OneSource and the purchase of the remaining 50% equity of Southern Management for $410.5 million, excluding acquisition costs; and

•	a $32.6 million decrease in the book overdraft payables, primarily related to the timing of payments made on vendor invoices.

Commitments

As of October 31, 2010, the Company’s future contractual payments, commercial commitments and other long-term liabilities were as follows:

(In thousands)	Payments Due By Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years

Operating Leases	$204,328	$59,480	$84,416	$42,806	$17,626
IBM Master Professional Services Agreement	10,811	3,977	6,834	—	—
CompuCom Service Desk Services	2,520	840	1,680	—	—

	$217,659	$64,297	$92,930	$42,806	$17,626

(In thousands)	Payments Due By Period

Other Long-Term Liabilities	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years

Unfunded Employee Benefit Plans	$39,742	$3,141	$5,358	$5,236	$26,007

(In thousands)	Amounts of Commitment Expiration Per Period

Commercial Commitments	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years

Borrowings Under Line of Credit	$140,500	$—	$140,500	$—	$—
Standby Letters of Credit	100,759	—	100,759	—	—
Surety Bonds	112,476	109,386	3,020	70	—

	$353,735	$109,386	$244,279	$70	$—

Total Commitments	$611,136	$176,824	$342,567	$48,112	$43,633

Operating Leases

The amounts set forth under operating leases represent the Company’s contractual obligations to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment.

IBM Master Professional Services Agreement

On September 29, 2006, the Company entered into a Master Professional Services Agreement (the “Services Agreement”) with International Business Machines Corporation (“IBM”) that became effective October 1, 2006. Under the Services Agreement, IBM was responsible for substantially all of the Company’s information technology infrastructure and support services. In 2007, the Company entered into additional agreements with IBM to provide assistance, support and post-implementation services relating to the upgrade of the Company’s accounting systems and the implementation of a new payroll system and human resources information system. In connection with the OneSource acquisition in 2008, the Company entered into additional agreements with IBM to provide information technology systems integration and data center support services through 2009. During the fourth quarter of 2008, the Company assessed the services provided by IBM to determine whether the services provided and the level of support was consistent with the Company’s strategic objectives. Based on this assessment, the Company determined that some or all of the services provided under the Services Agreement would be transitioned from IBM. In connection with this assessment, the Company wrote off $6.3 million of deferred costs in 2008.

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

In connection with the Termination, the Company agreed to: (1) reimburse IBM for certain actual employee severance costs, up to a maximum of $0.7 million, provided the Company extended comparable offers of employment to a minimum number of IBM employees; (2) reimburse IBM for certain early termination costs, as defined, including third-party termination fees and/or wind-down costs totaling approximately $0.4 million associated with software, equipment and/or third-party contracts used by IBM in performing the terminated services; and (3) pay IBM fees and expenses for requested transition assistance which were estimated to be approximately $0.4 million.

Employee Benefit Plans

The Company has defined benefit, post-retirement and deferred compensation plans. All defined benefit and post-retirement plans have been amended to preclude new participants. These plans are described in further detail in Note 10 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.” As of October 31, 2010, the aggregate employee benefit plan liability, including the Company’s deferred compensation plans, was $28.5 million. Future benefits expected to be paid over the next 20 years are approximately $39.7 million.

The defined benefit and post-retirement plan liabilities as of October 31, 2010 assume future annual compensation increases of 3.5%, a rate of return on plan assets of 8.0% (when applicable), and discount rates in the range of 4.50% to 4.98%. The discount rates were determined using the individual cash flows of each plan. In determining the long-term rate of return for a plan, the Company considers the nature of the plan’s investments, historical rates of return, and an expectation for the plan’s investment strategies. The Company believes changes in assumptions will not have a material impact on the Company’s financial position and operating performance. The Company expects to fund payments required under the plans with cash flows from operating activities when due in accordance with the plan.

The employee benefit plan obligation of $28.5 million as of October 31, 2010 does not include the union-sponsored multi-employer defined benefit plans. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions made to these plans were $58.2 million, $47.9 million and $47.7 million in 2010, 2009 and 2008, respectively.

Line of Credit

As of October 31, 2010, the total outstanding amount under the old Facility in the form of cash borrowings was $140.5 million. The old Facility was scheduled to expire on November 14, 2012.

In connection with the acquisition of Linc, the Company terminated the old Facility on November 30, 2010 and replaced it with the new Facility. The new Facility is scheduled to expire on November 30, 2015. See Note 16 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information.

Standby Letters of Credit

The Company had $100.8 million of standby letters of credit as of October 31, 2010, primarily related to its general liability, automobile, property damage, and workers’ compensation self-insurance programs.

In connection with the Linc acquisition on December 1, 2010, the Company acquired $11.9 million of standby letters of credit as of the acquisition date.

Surety Bonds

The Company uses surety bonds, principally performance and payment bonds, to guarantee performance under various client contracts in the normal course of business. These bonds typically remain in force for one to five years and may include optional renewal periods. At October 31, 2010, outstanding surety bonds totaled $112.5 million. The Company does not believe it will be required to draw upon these bonds.

In connection with the Linc acquisition on December 1, 2010, the Company acquired $98.4 million of outstanding surety bonds as of the acquisition date.

Unrecognized Tax Benefits

As of October 31, 2010, the Company had $101.7 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken on tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty, and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. In addition, certain of these matters may not require cash settlements due to the exercise of credit and net operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available. (See Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”)

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

Results of Operations

COMPARISON OF 2010 TO 2009

	Years Ended		Increase	Increase
	October 31,		(Decrease)	(Decrease)
($ in thousands)	2010	2009	$	%

Revenues
Revenues	$3,495,747	$3,481,823	$13,924	0.4%
Expenses
Operating	3,134,018	3,114,699	19,319	0.6%
Selling, general and administrative	241,526	263,633	(22,107)	(8.4)%
Amortization of intangible assets	11,364	11,384	(20)	(0.2)%

Total expense	3,386,908	3,389,716	(2,808)	(0.1)%

Operating profit	108,839	92,107	16,732	18.2%
Credit losses on auction rate security:
Gross other-than-temporary impairment losses (“OTTI”)	—	3,695	(3,695)	NM *
OTTI recognized in earnings (other comprehensive income)	127	(2,129)	2,256	NM *
Interest expense	4,639	5,881	(1,242)	(21.1)%

Income from continuing operations before income taxes	104,073	84,660	19,413	22.9%
Provision for income taxes	40,203	29,170	11,033	37.8%

Income from continuing operations	63,870	55,490	8,380	15.1%
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	251	(1,197)	1,448	NM *

Net income	$64,121	$54,293	$9,828	18.1%

*	Not meaningful

Net Income.  Net income in 2010 increased by $9.8 million, or 18.1%, to $64.1 million ($1.21 per diluted share) from $54.3 million ($1.05 per diluted share) in 2009. Net income included income from discontinued operations of $0.3 million and a loss from discontinued operations of $1.2 million ($0.02 per diluted share) in 2010 and 2009, respectively.

Income from Continuing Operations.  Income from continuing operations in 2010 increased by $8.4 million, or 15.1%, to $63.9 million ($1.21 per diluted share) from $55.5 million ($1.07 per diluted share) in 2009.

The increase in income from continuing operations was primarily related to:

•	a $10.7 million year-over-year decrease in information technology costs in 2010, primarily related to the upgrade of the payroll, human resources and accounting systems that occurred in 2009;

•	a $1.2 million adjustment to increase the self-insurance reserves related to prior year claims in 2010, compared to $9.4 million in 2009 (accordingly, the year-over-year decrease in the self-insurance reserve adjustments resulted in an $8.2 million increase in income from continued operations before income taxes in 2010 as compared to 2009);

•	a $5.1 million increase in operating profit, excluding the Corporate segment, primarily related to cost control measures and increases in the operating profit in the Parking and Engineering segments as a result of increases in revenues from new clients and the expansion of services to existing clients;

•	a $4.1 million decrease in general and administrative expenses in 2010, primarily related to professional fees and costs associated with the move of the Company’s corporate headquarters to New York incurred during 2009 and decreases in costs associated with the centralization of certain back office support services;

•	a $3.4 million reversal of previously recorded share-based compensation expense in 2010, due to a change in the probability assessment of achieving the financial performance targets established in connection with certain performance share grants;

•	a $1.4 million year-over-year decrease in the credit loss associated with the other-than-temporary impairment of the Company’s investment in auction rate securities in 2010; and

•	a $1.2 million decrease in interest expense as a result of a lower average outstanding balance and lower average interest rate under the line of credit;

partially offset by:

•	an $11.0 million increase in income taxes, primarily related to the increase in income from continuing operations before income taxes and a $4.6 million year-over-year decrease of non-recurring tax benefits;

•	the absence of a $9.6 million net gain related to a legal settlement for a claim that was settled and resolved in 2009;

•	a $5.8 million litigation settlement related to the Morales case; and

•	the expensing of acquisition costs of $2.3 million, in 2010, subsequent to the adoption of ASC 805 on November 1, 2009.

Revenues.  Total revenues increased $13.9 million, or 0.4%, in 2010, as compared to 2009. The Company’s growth in total revenues includes approximately $43.0 million of revenues attributable to the L&R and Diversco acquisitions described above. Excluding the L&R and Diversco acquisitions, revenues decreased $29.1 million, or 0.8%, in 2010, as compared to 2009. During 2009, the Company experienced losses of client contracts that exceeded new business, reductions in the level and scope of client services, contract price compression and declines in the level of tag work, primarily in the Janitorial segment. These losses and reductions continued to influence results throughout 2010. In addition, during 2010 the Janitorial segment continued to experience some additional reductions in the level and scope of client services and contract price compression. These revenue decreases in the Janitorial segment were partially offset by additional revenues from new clients and the expansion of services to existing clients in the Engineering segment.

Operating Expenses.  As a percentage of revenues, gross margin was 10.3% and 10.5% in 2010 and 2009, respectively.

The gross margin percentages were affected by the following:

•	a $9.6 million net gain related to a legal settlement for a claim that was settled and resolved in 2009; and

•	a $1.2 million adjustment to increase the self-insurance reserves related to prior year claims in 2010, compared to $9.4 million in 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $22.1 million, or 8.4%, in 2010 compared to 2009.

The decrease in selling, general and administrative expenses was primarily related to:

•	a $12.8 million decrease in selling, general and administrative costs at the Janitorial segment, primarily related to cost control measures, including a reduction in payroll and payroll related expenses;

•	a $10.7 million year-over-year decrease in information technology costs in 2010, primarily related to the upgrade of the payroll, human resources and accounting systems that occurred in 2009;

•	a $4.1 million decrease in general and administrative expenses in 2010, primarily related to professional fees and costs associated with the move of the Company’s corporate headquarters to New York incurred during 2009 and decreases in costs associated with the centralization of certain back office support services; and

•	a $3.4 million reversal of previously recorded share-based compensation expense in 2010, due to a change in the probability assessment of achieving the financial performance targets established in connection with certain performance share grants;

partially offset by:

•	a $5.8 million litigation settlement related to the Morales case; and

•	the expensing of acquisition costs of $2.3 million in 2010, subsequent to the adoption of ASC 805 on November 1, 2009.

Interest Expense.  Interest expense in 2010 decreased $1.2 million, or 21.1%, to $4.6 million from $5.9 million in 2009. The decrease was primarily related to a lower average outstanding balance and a lower average interest rate under the line of credit in 2010 compared to 2009. The average outstanding balance under the Company’s line of credit was $156.7 million and $212.9 million in 2010 and 2009, respectively.

Provision for Income Taxes.  The effective tax rates on income from continuing operations for 2010 and 2009 were 38.6% and 34.5%, respectively. The effective tax rates for 2010 and 2009 include $0.2 million of discrete tax costs and $4.4 million of discrete tax benefits, respectively. The tax benefits in 2009 were principally driven by the benefits of state tax rate increases on the carrying value of the Company’s state deferred tax assets and employment based tax credits.

Segment Information

The Company determined Janitorial, Parking, Security and Engineering to be its reporting segments in accordance with Accounting Standards Codificationtm (“ASC”) Topic 280 “Segment Reporting” (“ASC 280”). In connection with the discontinued operation of the Lighting segment, the operating results of Lighting are classified as discontinued operations and, as such, are not reflected in the tables below.

Most Corporate expenses are not allocated. Such expenses include the adjustments to the Company’s self-insurance reserves relating to prior years, certain legal costs and settlements, certain information technology costs, share-based compensation costs, severance costs associated with acquisitions and certain chief executive officer and other finance and human resource departmental costs. Segment Revenues and operating profits of the continuing reportable operating segments (Janitorial, Parking, Security, and Engineering) for 2010 and 2009 were as follows:

			Increase	Increase
	Years Ended October 31,		(Decrease)	(Decrease)
($ in thousands)	2010	2009	$	%

Revenues
Janitorial	$2,337,940	$2,382,025	$(44,085)	(1.9)%
Parking	469,398	457,477	11,921	2.6%
Security	336,249	334,610	1,639	0.5%
Engineering	350,787	305,694	45,093	14.8%
Corporate	1,373	2,017	(644)	(31.9)%

	$3,495,747	$3,481,823	$13,924	0.4%

Operating profit
Janitorial	$140,983	$139,858	$1,125	0.8%
Parking	22,738	20,285	2,453	12.1%
Security	7,487	8,221	(734)	(8.9)%
Engineering	21,955	19,658	2,297	11.7%
Corporate	(84,324)	(95,915)	11,591	12.1%

Operating profit	108,839	92,107	16,732	18.2%
Credit losses on auction rate security:
Gross other-than-temporary impairment losses (“OTTI”)	—	3,695	(3,695)	NM *
OTTI recognized in earnings (other comprehensive income)	127	(2,129)	2,256	NM *
Interest expense	4,639	5,881	(1,242)	(21.1)%

Income from continuing operations before income taxes	$104,073	$84,660	$19,413	22.9%

*	Not meaningful

Janitorial.  Janitorial revenues decreased $44.1 million, or 1.9%, during 2010 compared to 2009. Excluding the revenues associated with the Diversco acquisition, Janitorial revenues decreased $68.1 million, or 2.9%, during 2010, as compared to 2009. During 2009, Janitorial experienced losses of client contracts that exceeded new business, reductions in the level and scope of client services, contract price compression and declines in the level of tag work, which continued to influence results throughout 2010. In addition, during 2010, Janitorial continued to experience some reductions in the level and scope of client services and contract price compression as a result of decreases in client discretionary spending, partially offset by additional revenues from new clients.

Despite the reduction in revenues, operating profit increased $1.1 million, or 0.8%, during 2010 compared to 2009. The increase was primarily related to cost control measures, including a reduction in payroll and payroll related expenses, and $1.1 million of operating profit contributed by the Diversco acquisition.

Parking.  Parking revenues increased $11.9 million, or 2.6%, during 2010 compared to 2009. Excluding the revenues associated with the L&R acquisition, Parking revenues decreased $3.0 million, or 0.7%. The decrease in revenues, excluding the L&R acquisition, was primarily related to a $5.7 million reduction of expenses incurred on the behalf of managed parking facilities, which are reimbursed to the Company. These reimbursed expenses are recognized as parking revenues and expenses, which have no impact on operating profit. The decrease in management reimbursement revenues was offset by a $2.7 million increase in lease and allowance revenues from new clients and the expansion of services to existing clients.

Operating profit increased $2.5 million, or 12.1%, during 2010 compared to 2009. The increase was primarily related to the increase in lease and allowance revenues, cost control measures and $0.4 million contributed by the L&R acquisition.

Security.  Security revenues increased $1.6 million, or 0.5%, during 2010 compared to 2009. Excluding the revenues associated with the Diversco acquisition, Security revenues decreased $2.4 million, or 0.7%. The decrease in revenues was primarily related to reductions in the level and scope of client services and contract price compression as a result of decreases in client discretionary spending.

Operating profit decreased $0.7 million, or 8.9%, in 2010 compared to 2009. The decrease was primarily related to margin compression.

Engineering.  Engineering revenues increased $45.1 million, or 14.8%, during 2010 compared to 2009. The increase was primarily related to additional revenues from new clients and the expansion of services to existing clients.

Operating profit increased by $2.3 million, or 11.7%, in 2010 compared to 2009, primarily related to the increase in revenues.

Corporate.  Corporate expense decreased $11.6 million, or 12.1%, in 2010 compared to 2009.

The decrease in Corporate expense was primarily related to:

•	a $10.7 million year-over-year decrease in information technology costs in 2010, primarily related to the upgrade of the payroll, human resources and accounting systems that occurred in 2009;

•	a $1.2 million adjustment to increase the self-insurance reserves related to prior year claims in 2010, compared to $9.4 million in 2009 (accordingly, the year-over-year decrease in the self-insurance reserve adjustments resulted in an $8.2 million decrease in Corporate expenses in 2010 as compared to 2009);

•	a $4.1 million decrease in general and administrative expenses in 2010, primarily related to professional fees and costs associated with the move of the Company’s corporate headquarters to New York incurred during 2009 and decreases in costs associated with the centralization of certain back office support services; and

•	a $3.4 million reversal of previously recorded share-based compensation expense in 2010, due to a change in the probability assessment of achieving the financial performance targets established in connection with certain performance share grants;

partially offset by:

•	the absence of a $9.6 million net gain related to a legal settlement for a claim that was settled and resolved in 2009;

•	a $5.8 million litigation settlement related to the Morales case; and

•	the expensing of acquisition costs of $2.3 million in 2010, subsequent to the adoption of ASC 805 on November 1, 2009.

COMPARISON OF 2009 TO 2008

	Years Ended		Increase	Increase
	October 31,		(Decrease)	(Decrease)
($ in thousands)	2009	2008	$	%

Revenues
Revenues	$3,481,823	$3,623,590	$(141,767)	(3.9)%
Expenses
Operating	3,114,699	3,224,696	(109,997)	(3.4)%
Selling, general and administrative	263,633	287,650	(24,017)	(8.3)%
Amortization of intangible assets	11,384	11,735	(351)	(3.0)%

Total expense	3,389,716	3,524,081	(134,365)	(3.8)%

Operating profit	92,107	99,509	(7,402)	(7.4)%
Credit losses on auction rate security:
Gross other-than-temporary impairment losses (“OTTI”)	3,695	—	3,695	NM *
OTTI recognized in other comprehensive income	(2,129)	—	(2,129)	NM *
Interest expense	5,881	15,193	(9,312)	(61.3)%

Income from continuing operations
before income taxes	84,660	84,316	344	0.4%
Provision for income taxes	29,170	31,585	(2,415)	(7.6)%

Income from continuing operations	55,490	52,731	2,759	5.2%
Discontinued Operations
(Loss) income from discontinued operations, net of taxes	(1,197)	(3,776)	2,579	NM *
Loss on sale of discontinued operations, net of taxes	—	(3,521)	3,521	NM *

(Loss) income from discontinued operations, net of taxes	(1,197)	(7,297)	6,100	NM *

Net income	$54,293	$45,434	$8,859	19.5%

*	Not meaningful

Net Income.  Net income in 2009 increased by $8.9 million, or 19.5%, to $54.3 million ($1.05 per diluted share) from $45.4 million ($0.88 per diluted share) in 2008. Net income included a loss from discontinued operations of $1.2 million ($0.02 per diluted share) and $7.3 million ($0.15 per diluted share) in 2009 and 2008, respectively. The loss from discontinued operations in 2008 is primarily related to a pre-tax goodwill impairment charge of $4.5 million and a $3.5 million loss, net of taxes, on the sale of substantially all the assets of the Lighting segment.

Income from Continuing Operations.  Income from continuing operations in 2009 increased by $2.8 million, or 5.2%, to $55.5 million ($1.07 per diluted share) from $52.7 million ($1.03 per diluted share) in 2008.

The increase in income from continuing operations was primarily related to:

•	a $23.2 million increase in operating profit, excluding the Corporate segment, primarily resulting from cost control measures and lower labor expenses relating to two less working days in 2009;

•	a $9.6 million net gain related to a legal settlement for a claim that was settled and resolved in 2009;

•	a $9.3 million decrease in interest expense as a result of a lower average outstanding balance and a lower average interest rate under the line of credit;

•	a $6.3 million write-off of the deferred costs related to the IBM Master Professional Services Agreement and a $1.5 million charge associated with a legal claim, both of which were recorded in 2008;

•	a $2.4 million decrease in expenses associated with the integration of OneSource’s operations; and

•	a $2.4 million decrease in income taxes primarily due to a $3.5 million year-over-year increase of discrete tax benefits;

partially offset by:

•	a $9.4 million adjustment to increase the self-insurance reserves related to prior year claims recorded in 2009 compared to a $22.8 million adjustment to reduce self-insurance reserves related to prior years recorded in 2008 (accordingly, the year-over-year change in the self-insurance reserve adjustments resulted in a decrease in income from continuing operations before income taxes of $32.2 million in 2009 as compared to 2008);

•	a $12.2 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems;

•	a $6.5 million increase in professional fees, payroll and payroll related costs, and costs associated with the centralization of certain back office support functions; and

•	a $1.6 million credit loss associated with the other-than-temporary impairment of the Company’s investment in auction rate securities.

Revenues.  Revenues in 2009 decreased $141.8 million, or 3.9%, to $3,481.8 million from $3,623.6 million in 2008. The Company and its clients continued to feel the negative impact of the weak economic environment which resulted in reductions in the level and scope of services provided to clients, contract price compression, the reduction of less profitable client contracts, loss of client contracts and a decline in the level of tag work as a result of decreases in client discretionary spending. However, approximately $22.8 million, or 16.1%, of the decrease in revenues was due to the reduction of expenses incurred on the behalf of managed parking facilities, which were reimbursed to the Company. These reimbursed expenses were recognized as parking revenues and expenses and had no impact on operating profit.

Operating Expenses.  As a percentage of revenues, gross margin was 10.5% and 11.0% in 2009 and 2008, respectively.

The gross margin percentages were affected by the following:

•	a $9.4 million adjustment to increase the self-insurance reserves related to prior year claims recorded in 2009 compared to a $22.8 million adjustment to reduce self-insurance reserves related to prior years recorded in 2008 (accordingly, the year-over-year change in the self-insurance reserve adjustments resulted in a decrease in income from continuing operations before income taxes of $32.2 million in 2009 as compared to 2008); and

•	a $9.6 million net gain related to a legal settlement for a claim that was settled and resolved in 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses in 2009 decreased $24.0 million, or 8.3%, to $263.6 million from $287.6 million in 2008.

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

Provision for Income Taxes.  The effective tax rate on income from continuing operations for 2009 was 34.5%, compared to 37.5% for 2008. The effective tax rates for 2009 and 2008 include $4.4 million and $0.9 million of discrete tax benefits, respectively. These tax benefits include the benefits of state tax rate increases on the carrying value of the Company’s state deferred tax assets and employment based tax credits.

Discontinued Operations.  The Company recorded a loss from discontinued operations of $1.7 million ($1.2 million, net of income tax benefits), or $0.02 per diluted share, in 2009. The losses recorded were due to severance related costs and general and administrative transition costs. The effective tax rate on the loss from discontinued operations for 2009 was 30.6%, compared to 6.8% for 2008.

Segment Information

The Company determined Janitorial, Parking, Security and Engineering to be its reporting segments in accordance with ASC 280. In connection with the discontinued operation of the Lighting segment, the operating results of Lighting are classified as discontinued operations and, as such, are not reflected in the tables below.

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

	Years Ended October 31,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
($ in thousands)			$	%

Revenues
Janitorial	$2,382,025	$2,492,270	$(110,245)	(4.4)%
Parking	457,477	475,349	(17,872)	(3.8)%
Security	334,610	333,525	1,085	0.3%
Engineering	305,694	319,847	(14,153)	(4.4)%
Corporate	2,017	2,599	(582)	(22.4)%

	$3,481,823	$3,623,590	$(141,767)	(3.9)%

Operating profit
Janitorial	$139,858	$118,538	$21,320	18.0%
Parking	20,285	19,438	847	4.4%
Security	8,221	7,723	498	6.4%
Engineering	19,658	19,129	529	2.8%
Corporate	(95,915)	(65,319)	(30,596)	(46.8)%

Operating profit	92,107	99,509	(7,402)	(7.4)%
Credit losses on auction rate security:
Gross other-than-temporary impairment losses (“OTTI”)	3,695	—	3,695	NM *
OTTI recognized in other comprehensive income	(2,129)	—	(2,129)	NM *
Interest expense	5,881	15,193	(9,312)	(61.3)%

Income from continuing operations before income taxes	$84,660	$84,316	$344	0.4%

*	Not meaningful

Janitorial.  Janitorial revenues decreased $110.2 million, or 4.4%, during 2009 compared to 2008. The decrease in revenues was primarily related to reductions in the level and scope of services provided to clients, contract price compression, loss of client contracts and a decline in the level of tag work as a result of decreases in client discretionary spending.

Despite the reductions in revenue, operating profit increased $21.3 million, or 18.0%, during 2009 compared to 2008. The increase was primarily related to cost control measures and lower labor expenses resulting from two less working days in 2009 compared to 2008.

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

Operating profit increased $0.8 million, or 4.4%, during 2009 compared to 2008. The increase was primarily related to additional profit from the increase in lease and allowance revenues and decreases in discretionary and overhead costs.

Security.  Security revenues increased $1.1 million, or 0.3%, during 2009 compared to 2008. The increase in revenues was primarily related to additional revenues from new clients and the expansion of services to existing clients, partially offset by loss of certain client contracts.

Operating profit increased $0.5 million, or 6.4%, during 2009 compared to 2008 primarily related to an increase in revenues and a decrease in discretionary and overhead costs, partially offset by loss of certain client contracts.

Engineering.  Engineering revenues decreased $14.2 million, or 4.4%, during 2009 compared to 2008, primarily related to the loss of client contracts, principally those with low gross profit margins, and the effects of two less working days in 2009 compared to 2008.

Despite the reduction in revenues, operating profit increased $0.5 million, or 2.8%, during 2009 compared to 2008, primarily related to higher margins generated from contracts with new clients and decreases in discretionary and overhead costs.

Corporate.  Corporate expense increased $30.6 million, or 46.8%, during 2009 compared to 2008.

The increase in Corporate expense was primarily related to:

•	a $9.4 million adjustment to increase the self-insurance reserves related to prior year claims recorded in 2009 compared to a $22.8 million adjustment to reduce self-insurance reserves related to prior years recorded in 2008 (accordingly, the year-over-year change in the self-insurance reserve adjustments resulted in a decrease in income from continuing operations before income taxes of $32.2 million in 2009 as compared to 2008);

•	a $12.2 million increase in information technology costs, including higher depreciation costs related to the upgrade of the payroll, human resources and accounting systems; and

•	a $6.5 million increase in professional fees, payroll and payroll related costs, and costs associated with the centralization of certain back office support functions;

partially offset by:

•	a $9.6 million net legal gain related to a legal settlement for a claim that was settled and resolved in 2009;

•	a $6.3 million write-off of the deferred costs related to the IBM Master Professional Services Agreement and a $1.5 million charge associated with a legal claim, both of which were recorded in 2008; and

•	a $2.4 million decrease in expenses associated with the integration of OneSource’s operations.

Adoption of Accounting Standards

Effective November 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) updated authoritative standard for accounting for business combinations, which is included in ASC Topic 805 “Business Combinations” (“ASC 805”). Upon adoption, on November 1, 2009, the Company expensed approximately $1.0 million of deferred acquisition costs for acquisitions then being pursued. In addition, during 2010 the Company incurred an additional $1.3 million of acquisition costs related to the acquisitions of L&R and Diversco and other acquisitions currently being pursued.

Effective November 1, 2009, the Company adopted the FASB updated authoritative standard for determining the useful life of intangible assets, which is included in ASC Topic 350-30 “General Intangibles Other than

Goodwill” (“ASC 350-30”). This authoritative standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires additional disclosures. This authoritative standard must be applied prospectively to all intangible assets recognized as of the effective date. This authoritative standard had no impact on the Company’s consolidated financial statements, but could impact the way in which the useful lives of intangible assets acquired in business combinations will be determined, if renewal or extension terms are apparent.

Effective November 1, 2009, the Company adopted the FASB updated authoritative standard on employers’ disclosures about post-retirement benefit plan assets, which is included in ASC Topic 715 “Compensation — Retirement Benefits” (“ASC 715”). The authoritative standard expands the annual disclosures by requiring additional disclosures about how investment allocation decisions are made by management, major categories of plan assets and significant concentrations of risk. Additionally, an employer is now required to disclose information about the valuation of plan assets similar to the disclosure required under ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). This authoritative standard did not have an impact on the Company’s consolidated financial statements as it only amended required annual disclosures. See Note 10 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for the required disclosures.

Effective November 1, 2009, the Company adopted the FASB authoritative standard on fair value measurements for non-financial assets and non-financial liabilities measured on a non-recurring basis, which is included in ASC 820. The Company’s non-financial assets and non-financial liabilities principally consist of intangible assets acquired through business combinations and long-lived assets. During 2010, the Company did not re-measure any non-financial assets or non-financial liabilities to fair value, therefore, this authoritative standard did not have any impact on the Company’s consolidated financial statements.

Effective February 1, 2010, the Company adopted FASB accounting standard update No. 2010-6, “Improving Disclosures about Fair Value Measurements,” issued in January 2010 related to fair value measurements and disclosures, except for the additional gross presentation disclosure requirements for Level 3 changes which will be adopted in the first quarter of 2012. The update requires entities to make new disclosures about recurring or non-recurring fair value measurements of assets and liabilities, including: (1) the amounts of significant transfers between Level 1 and Level 2 fair value measurements and the reasons for the transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. The FASB also clarified existing fair value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The Company did not have transfers of assets and liabilities between Level 1, Level 2 and/or Level 3 during 2010 and the required additional disclosures had no impact on the Company’s financial position or results of operations. See Notes 4 and 5 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for the required disclosures.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for doubtful accounts, sales allowances, deferred income tax assets and valuation allowances, estimates of useful lives of intangible assets, impairment of goodwill and other intangibles, fair value of auction rate securities, cash flow forecasts, share-based compensation expense, and contingencies and litigation liabilities. The Company bases its estimates on historical experience, known or expected trends, independent valuations and various other assumptions that are believed to be reasonable under the circumstances based on information available as of the date of the issuance of these financial statements. The results of such assumptions form the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The current economic environment and its potential effect on the Company and its clients have combined to increase the uncertainty inherent in such estimates and assumptions. Future results could be significantly affected if actual results were to be different from these estimates and assumptions.

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

The Company’s determination of whether impairments of its auction rate securities are other-than-temporary is based on an evaluation of several factors, circumstances and known or reasonably supportable trends including, but not limited to: (1) the Company’s intent to not sell the securities; (2) the Company’s assessment that it is not more likely than not that the Company will be required to sell the securities before recovering its cost basis; (3) expected defaults; (4) available ratings for the securities or the underlying collateral; (5) the rating of the associated guarantor (where applicable); (6) the nature and value of the underlying collateral expected to service the investment; (7) actual historical performance of the security in servicing its obligations; and (8) actuarial experience of the underlying re-insurance arrangement (where applicable) which in certain circumstances may have preferential rights to the underlying collateral. The Company’s determination of whether an other-than-temporary impairment represents a credit loss is calculated by evaluating the difference between the present value of the cash flows expected to be collected and the security’s amortized cost basis. Significant assumptions used in estimating credit losses include: (1) default rates for the security and the mono-line insurer, if any (which were based on published historical default rates of similar securities and consideration of current market trends) and (2) the expected life of the security (which represents the Company’s view of when market efficiencies for securities may be restored).

Revenue Recognition.  The Company earns revenues primarily under service contracts that are either fixed price, cost-plus or time and materials based. Revenues are recognized when earned, normally when services are performed. In all forms of service provided by the Company, revenue recognition follows the guidelines under Staff Accounting Bulletin (“SAB”) No. 104, unless another form of guidance takes precedence over SAB No. 104. Revenues are reported net of applicable sales and use tax imposed on the related transaction.

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

The Parking segment earns revenues from parking and transportation services. There are three types of arrangements for parking services: managed lot, leased lot and allowance arrangements. Under managed lot arrangements, the Company manages the parking lot for the owner in exchange for a management fee. The revenues and expenses are passed through by the Company to the owner under the terms and conditions of the management contract. The management fee revenues are recognized when services are performed. The Company reports revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Such amounts totaled $231.5 million, $231.0 million and $253.7 million in 2010, 2009 and 2008, respectively. Under leased lot arrangements, the Company leases the parking lot from the owner and is responsible for all expenses incurred, retains all revenues from monthly and transient parkers, and pays rent to the owner per the terms and conditions of the lease. Revenues are recognized when services are performed. Under allowance arrangements, the Company is paid a fixed or hourly fee to provide parking and/or transportation services. The Company is then responsible for operating expenses. Revenues are recognized when services are performed.

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

Self-Insurance Reserves.  The Company is subject to certain insurable risks, such as workers’ compensation, general liability, automobile and property damage. The Company maintains commercial insurance policies that provide $150.0 million (or $75.0 million with respect to claims acquired from OneSource in 2008) of coverage for certain risk exposures above the Company’s deductibles (i.e., self-insurance retention limits). The Company’s deductibles, currently and historically, have generally ranged from $0.5 million to $1.0 million per occurrence (in some cases somewhat higher in California). The Company is also responsible for claims in excess of its insurance coverage. Pursuant to some of the Company’s management and service contracts, the Company allocates a portion of its insurance-related costs to certain clients, including workers’ compensation insurance. A material change in the Company’s insurance costs due to a change in the number of claims, costs or premiums, or changes in laws or other factors could have a material effect on operating results. Should the Company be unable to renew its umbrella and other commercial insurance policies at competitive rates, it would have an adverse impact on the Company’s business, as would the incurrence of catastrophic uninsured claims or the inability or refusal of the insurance carriers to pay otherwise insured claims. Further, to the extent the Company self-insures, deterioration in claims management could increase claim costs. Additionally, although the Company engages third-party experts to assist in estimating appropriate self-insurance accounting reserves, the determination of those reserves is dependent upon significant actuarial judgments that have a material impact on the Company’s reserves. Changes in the Company’s insurance reserves, as a result of periodic evaluations of the related liabilities, will likely cause significant volatility in the Company’s operating results that might not be indicative of the operations of the Company’s ongoing business.

Liabilities for claims under the Company’s self-insurance program are recorded on an undiscounted, claims-incurred basis. Associated amounts that are expected to be recovered by insurance are presented as “insurance recoverables.” Assets and liabilities related to the Company’s insurance programs are classified based upon the timing of expected payment or recovery. The Company allocates current-year insurance expense to its operating segments based upon their underlying exposures.

Trade Accounts Receivable Allowances

Allowance for Doubtful Accounts

Trade accounts receivable arise from services provided to the Company’s clients and are generally due and payable on terms varying from receipt of the invoice to net thirty days. The Company records an allowance for doubtful accounts to provide for losses on accounts receivable due to a client’s inability to pay. The allowance is typically estimated based on an analysis of the historical rate of credit losses or write-offs (due to a client bankruptcy or failure of a former client to pay), specific client concerns and known or expected trends. Such analysis is inherently subjective. The Company’s earnings will be impacted in the future to the extent that actual credit loss experience differs from amounts estimated. Changes in the financial condition of the Company’s clients or adverse developments in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk.

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

The Company’s intangible assets primarily consist of acquired customer contracts and relationships. Acquired customer relationship intangible assets are being amortized using the sum-of-the-years-digits method over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible assets are expected to be realized.

Goodwill.  Goodwill represents the excess of costs over the fair value of net assets of acquired businesses. The Company assesses impairment of goodwill at least annually as of August 1 at the reporting unit level (which for the Company is represented by each operating segment). The impairment test is performed in two steps: (i) the Company determines whether impairment exists by comparing the estimated fair value of each reporting unit with its carrying amount; and (ii) if an indication of impairment exists, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with its carrying amount. The estimated fair value of each reporting unit was significantly in excess of their respective carrying amounts as of the measurement date.

Income Taxes.  The Company’s deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, and applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. If management determines it is more-likely-than-not that a portion of the Company’s deferred tax assets will not be realized, a valuation allowance is recorded. The provision for income taxes is based on domestic (including federal and state) and international statutory income tax rates in the tax jurisdictions where the Company operates, permanent differences between financial reporting and tax reporting, and available credits and incentives. Interest and penalties related to uncertain tax positions are recognized in income tax expense. The U.S federal government is the Company’s most significant income tax jurisdiction.

Significant judgment is required in determining income tax provisions and tax positions. The Company may be challenged upon review by the applicable taxing authorities and positions taken may not be sustained. All, or a portion of, the benefit of income tax positions are recognized only when the Company has made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of reserves for income tax positions requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective critical estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s results of operations and financial condition.

Contingencies and Litigation.  Loss contingencies are recorded as liabilities when they are both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If the Company believes that a loss in litigation is not probable, then no liability will be recorded unless the parties agree upon a settlement, which may occur because the Company wishes to avoid the costs of litigation. Expected costs of resolving contingencies, which include the use of third-party service providers, are accrued as the services are rendered.

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

Interest Rate Risk

Line of Credit

At October 31, 2010, the Company’s exposure to interest rate risk related primarily to its cash equivalents and London Interbank Offered Rate (“LIBOR”) and Interbank Offered Rate (“IBOR”) based borrowings under the old Facility. At October 31, 2010, outstanding LIBOR and IBOR based borrowings of $140.5 million represented 100% of the Company’s total debt obligations. A hypothetical 1% increase or decrease in interest rates during 2010 on the average outstanding borrowings under the old Facility, net of the interest rate swap agreements, would have added to or reduced interest expense by approximately $0.6 million in 2010.

In connection with the acquisition of Linc, the Company terminated the old Facility on November 30, 2010 and replaced it with the new Facility. The new Facility is scheduled to expire on November 30, 2015. See Note 16 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information.

Interest Rate Swaps

On February 19, 2009, the Company entered into a two-year interest rate swap agreement with an underlying notional amount of $100.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 1.47%.

On October 19, 2010, the Company entered into a three-year forward starting interest rate swap agreement with an underlying notional amount of $25.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 0.89%. The effective date of the hedge is February 24, 2011.

These swaps are intended to hedge the interest risk associated with the Company’s forecasted floating-rate, LIBOR-based debt. As of October 31, 2010, the critical terms of the swaps match the terms of the debt, resulting in no hedge ineffectiveness. On an ongoing basis (no less than once each quarter), the Company assesses whether its LIBOR-based interest payments are probable of being paid during the life of the hedging relationship. The Company also assesses the counterparty credit risk, including credit ratings and potential non-performance of the counterparties, when determining the fair value of the swaps.

As of October 31, 2010, the fair value of the interest rate swaps was a $0.4 million liability, of which $0.3 million and $0.1 million were included in Other accrued liabilities and Retirement plans and other, respectively, on the accompanying consolidated balance sheet. The effective portion of these cash flow hedges is recorded as accumulated other comprehensive loss in the Company’s accompanying consolidated balance sheet and reclassified into interest expense in the Company’s accompanying consolidated statements of income in the same period during which the hedged transactions affect earnings. Any ineffective portion of the hedges is recorded immediately to interest expense. No ineffectiveness existed at October 31, 2010. The amount included in accumulated other comprehensive loss is $0.4 million ($0.3 million, net of taxes).

Investment in Auction Rate Securities

At October 31, 2010, the Company held investments in auction rate securities from five different issuers having an aggregate original principal amount of $25.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). A hypothetical 1% increase in interest rates during 2010 would have added approximately $0.3 million of additional interest income in 2010.

Foreign Currency

Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ABM Industries Incorporated:

We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedule II. We have also audited ABM Industries Incorporated’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ABM Industries Incorporated’s management is responsible for these consolidated financial statements, the related financial statement Schedule II, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)) . Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, ABM Industries Incorporated maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

New York, New York
December 23, 2010

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

October 31,	2010	2009
(In thousands, except share amounts)

Assets
Current assets
Cash and cash equivalents	$39,446	$34,153
Trade accounts receivable, net of allowances of $10,672 and $10,772 at October 31, 2010 and 2009, respectively	450,513	445,241
Prepaid income taxes	1,498	13,473
Current assets of discontinued operations	4,260	10,787
Prepaid expenses	41,306	38,781
Notes receivable and other	20,402	21,374
Deferred income taxes, net	46,193	52,171
Insurance recoverables	5,138	5,017

Total current assets	608,756	620,997

Non-current assets of discontinued operations	1,392	4,567
Insurance deposits	36,164	42,500
Other investments and long-term receivables	4,445	6,240
Deferred income taxes, net	51,068	63,444
Insurance recoverables	70,960	67,100
Other assets	37,869	32,446
Investments in auction rate securities	20,171	19,531
Property, plant and equipment, net of accumulated depreciation of $98,884 and $92,563 at October 31, 2010 and 2009, respectively	58,088	56,892
Other intangible assets, net of accumulated amortization of $54,889 and $43,464 at October 31, 2010 and 2009, respectively	65,774	60,199
Goodwill	593,983	547,237

Total assets	$1,548,670	$1,521,153

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$78,928	$84,701
Accrued liabilities
Compensation	89,063	93,095
Taxes — other than income	17,663	17,539
Insurance claims	77,101	78,144
Other	70,048	66,279
Income taxes payable	977	1,871
Current liabilities of discontinued operations	71	1,065

Total current liabilities	333,851	342,694

Income taxes payable	29,455	17,763
Line of credit	140,500	172,500
Retirement plans and other	34,626	32,963
Insurance claims	271,213	268,183

Total liabilities	809,645	834,103

Stockholders’ Equity
Commitment and Contingencies
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,635,343 and 51,688,218 shares issued and outstanding at October 31, 2010 and 2009, respectively	526	517
Additional paid-in capital	192,418	176,480
Accumulated other comprehensive loss, net of taxes	(1,863)	(2,423)
Retained earnings	547,944	512,476

Total stockholders’ equity	739,025	687,050

Total liabilities and stockholders’ equity	$1,548,670	$1,521,153

     See accompanying notes to the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

Years ended October 31,	2010	2009	2008
(In thousands, except per share data)

Revenues	$3,495,747	$3,481,823	$3,623,590
Expenses
Operating	3,134,018	3,114,699	3,224,696
Selling, general and administrative	241,526	263,633	287,650
Amortization of intangible assets	11,364	11,384	11,735

Total expenses	3,386,908	3,389,716	3,524,081

Operating profit	108,839	92,107	99,509
Credit losses on auction rate security:
Gross other-than-temporary impairment losses (“OTTI”)	—	3,695	—
OTTI recognized in earnings (other comprehensive income)	127	(2,129)	—
Interest expense	4,639	5,881	15,193

Income from continuing operations before income taxes	104,073	84,660	84,316
Provision for income taxes	40,203	29,170	31,585

Income from continuing operations	63,870	55,490	52,731
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	251	(1,197)	(3,776)
Loss on sale of discontinued operations, net of taxes of $1,008	—	—	(3,521)

Income (loss) from discontinued operations, net of taxes	251	(1,197)	(7,297)

Net income	$64,121	$54,293	$45,434

Net income per common share — Basic
Income from continuing operations	$1.23	$1.08	$1.04
Loss from discontinued operations	—	(0.02)	(0.14)

Net Income	$1.23	$1.06	$0.90

Net income per common share — Diluted
Income from continuing operations	$1.21	$1.07	$1.03
Loss from discontinued operations	—	(0.02)	(0.15)

Net Income	$1.21	$1.05	$0.88

Weighted-average common and common equivalent shares outstanding
Basic	52,117	51,373	50,519
Diluted	52,908	51,845	51,386
Dividends declared per common share	$0.54	$0.52	$0.50

See accompanying notes to the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
(In thousands)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance October 31, 2007	57,048	$571	(7,028)	$(122,338)	$261,182	$880	$465,463	$605,758
Comprehensive income:
Net income	—	—	—	—	—	—	45,434	45,434
Unrealized loss on auction rate securities, net of taxes of $2,348	—	—	—	—	—	(3,621)	—	(3,621)
Foreign currency translation, net of taxes of $590	—	—	—	—	—	(909)	—	(909)
Actuarial gain — Adjustments to pension and other post-retirement benefit plans, net of taxes of $148	—	—	—	—	—	228	—	228

Comprehensive income	—	—	—	—	—	—	—	41,132
Dividends:
Common stock	—	—	—	—	—	—	(25,271)	(25,271)
Excess tax benefit from exercise of stock options	—	—	—	—	899	—	—	899
Stock issued under employees’ stock purchase and option plans	944	10	—	—	14,818	—	(490)	14,338
Share-based compensation expense	—	—	—	—	7,195	—	—	7,195

Balance October 31, 2008	57,992	$581	(7,028)	$(122,338)	$284,094	$(3,422)	$485,136	$644,051
Comprehensive income:
Net income	—	—	—	—	—	—	54,293	54,293
Unrealized gain on auction rate securities, net of taxes of $203	—	—	—	—	—	297	—	297
Reclass adjustment for credit losses recognized in earnings, net of taxes of $636	—	—	—	—	—	930	—	930
Foreign currency translation, net of taxes of $241	—	—	—	—	—	577	—	577
Actuarial loss — Adjustments to pension and other post-retirement benefit plans, net of taxes of $139	—	—	—	—	—	(203)	—	(203)
Unrealized loss on interest rate swaps, net of taxes of $412	—	—	—	—	—	(602)	—	(602)

Comprehensive income	—	—	—	—	—	—	—	55,292
Dividends:
Common stock	—	—	—	—	—	—	(26,727)	(26,727)
Tax benefit from exercise of stock options	—	—	—	—	(1,314)	—	—	(1,314)
Stock issued under employees’ stock purchase and option plans	724	6	—	—	8,557	—	(226)	8,337
Share-based compensation expense	—	—	—	—	7,411	—	—	7,411
Treasury stock retirement	(7,028)	(70)	7,028	122,338	(122,268)	—	—	—

Balance October 31, 2009	51,688	$517	—	$—	$176,480	$(2,423)	$512,476	$687,050
Comprehensive income:
Net income	—	—	—	—	—	—	64,121	64,121
Foreign currency translation						68	—	68
Unrealized gain on auction rate securities, net of taxes of $179	—	—	—	—	—	461	—	461
Reclass adjustment for credit losses recognized in earnings, net of taxes of $53	—	—	—	—	—	74	—	74
Unrealized loss on interest rate swaps, net of taxes of $230	—	—	—	—	—	338	—	338
Actuarial loss — Adjustments to pension and other post-retirement benefit plans, net of taxes of $108	—	—	—	—	—	(381)	—	(381)

Comprehensive income								64,681
Dividends:
Common stock	—	—	—	—	—	—	(28,152)	(28,152)
Excess tax benefit from exercise of stock options	—	—	—	—	383	—	—	383
Stock issued under employees’ stock purchase and option plans	947	9	—	—	11,484	—	(501)	10,992
Share-based compensation expense	—	—	—	—	4,071	—	—	4,071

Balance October 31, 2010	52,635	$526	$—	$—	$192,418	$(1,863)	$547,944	$739,025

See accompanying notes to the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended October 31,	2010	2009	2008
(In thousands)

Cash flows from operating activities:
Net income	$64,121	$54,293	$45,434
Income (loss) from discontinued operations, net of taxes	251	(1,197)	(7,297)

Income from continuing operations	63,870	55,490	52,731
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization of intangible assets	36,315	33,325	28,075
Deferred income taxes	17,654	16,191	28,156
Share-based compensation expense	4,071	7,411	7,195
Provision for bad debt	2,636	3,960	4,954
Discount accretion on insurance claims	912	1,248	1,766
Auction rate security credit loss impairment	127	1,566	—
Gain on sale of assets	(1,059)	(941)	(23)
Changes in assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	1,976	19,931	(34,333)
Prepaid expenses and other current assets	(297)	(1,431)	6,942
Insurance recoverables	(3,981)	(500)	3,401
Other assets and long-term receivables	3,856	(8,764)	1,424
Income taxes payable	22,629	12,623	(1,053)
Retirement plans and other non-current liabilities	(317)	(5,144)	(6,659)
Insurance claims	(247)	(1,497)	(17,900)
Trade accounts payable and other accrued liabilities	(7,399)	(12,213)	(12,401)

Total adjustments	76,876	65,765	9,544

Net cash provided by continuing operating activities	140,746	121,255	62,275
Net cash provided by discontinued operating activities	9,118	19,616	6,032

Net cash provided by operating activities	149,864	140,871	68,307

Cash flows from investing activities:
Additions to property, plant and equipment	(23,942)	(18,582)	(34,063)
Proceeds from sale of assets and other	1,512	2,165	1,784
Purchase of businesses, net of cash acquired	(65,430)	(21,050)	(422,883)

Net cash used in continuing investing activities	(87,860)	(37,467)	(455,162)
Net cash provided by discontinued investing activities	—	—	33,640

Net cash used in investing activities	(87,860)	(37,467)	(421,522)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	11,376	6,331	14,620
Dividends paid	(28,152)	(26,727)	(25,271)
Deferred financing costs paid	—	—	(1,616)
Borrowings from line of credit	448,000	638,000	810,500
Repayment of borrowings from line of credit	(480,000)	(695,500)	(580,500)
Net (decrease) increase in book cash overdraft	(7,935)	(18,096)	14,506

Net cash (used in) provided by financing activities	(56,711)	(95,992)	232,239

Net increase (decrease) in cash and cash equivalents	5,293	7,412	(120,976)
Cash and cash equivalents at beginning of year	34,153	26,741	147,717

Cash and cash equivalents at end of year	$39,446	$34,153	$26,741

Supplemental Data:
Cash (refunded) paid for income taxes, net of refunds received	$(108)	$1,426	$3,529
Excess tax benefit from exercise of options	383	57	28
Cash received from exercise of options	10,993	7,145	13,721
Cash interest paid	3,398	4,740	12,626
Non-cash investing activities:
Common stock issued for business acquired	$—	$1,198	$621

See accompanying notes to the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND NATURE OF OPERATIONS

ABM Industries Incorporated (“ABM”), through its subsidiaries (collectively, the “Company”), is a leading facility services contractor providing janitorial, parking, security and engineering services for commercial, industrial, institutional and retail facilities primarily throughout the United States. The Company was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909.

On December 1, 2010, the Company acquired The Linc Group, LLC (“Linc”) for an aggregate purchase price of approximately $301.0 million, subject to certain adjustments. See Note 16, “Subsequent Events” for additional information.

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

Significant Accounting Policies

Cash and Cash Equivalents. The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company presents the change in book cash overdrafts (i.e., negative book cash balances that have not been presented to the bank for payment) as cash flows from financing activities.

Investments in Auction Rate Securities. The Company considers its investments in auction rate securities as “available for sale.” Accordingly, auction rate securities are presented at fair value with changes in fair value recorded within other comprehensive income (“OCI”), unless a decline in fair value is determined to be other-than-temporary. The credit loss component of an other-than-temporary decline in fair value is recorded in earnings in the period identified. See Note 5, “Auction Rate Securities,” for additional information.

Revenue Recognition. The Company earns revenues primarily under service contracts that are fixed price, cost-plus, or time and materials based. Revenues are recognized when earned, normally when services are performed. In all forms of service provided by the Company, revenue recognition follows the guidelines under Staff Accounting Bulletin (“SAB”) No. 104, unless another form of guidance takes precedence over SAB No. 104. Revenues are reported net of applicable sales and use tax imposed on the related transaction.

The Janitorial segment primarily earns revenues from the following types of arrangements: fixed price, cost-plus, and tag (extra service) work. Fixed price arrangements are contracts in which the client agrees to pay a fixed fee every month over the specified contract term. A variation of a fixed price arrangement is a square-foot arrangement. Square-foot arrangements are ones in which monthly billings are fixed, however, the client is given a credit based on vacant square footage that is not serviced. Cost-plus arrangements are ones in which the client agrees to reimburse the Company for the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage. Tag revenues are additional services requested by the client outside of the standard contract terms. This work is usually performed on short notice due to unforeseen events. The Janitorial segment recognizes revenues on each type of arrangement when services are performed.

The Parking segment earns revenues from parking and transportation services. There are three types of arrangements for parking services: managed lot, leased lot and allowance arrangements. Under managed lot arrangements, the Company manages the parking lot for the owner in exchange for a management fee. The revenues and expenses are passed through by the Company to the owner under the terms and conditions of the management contract. The management fee revenues are recognized when services are performed. The Company reports revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Such amounts totaled $231.5 million, $231.0 million and $253.7 million for the years ended October 31, 2010, 2009 and 2008, respectively. Under leased lot arrangements, the Company leases the parking lot from the owner and is responsible for all expenses incurred, retains all revenues from monthly and transient parkers, and pays rent to the owner per the terms and conditions of the lease. Revenues are recognized when services are performed. Under allowance arrangements, the Company is paid a fixed or hourly fee to provide parking and/or transportation services. The Company is then responsible for operating expenses. Revenues are recognized when services are performed.

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

Self-Insurance Reserves. The Company is subject to certain insurable risks, such as workers’ compensation, general liability, automobile and property damage. The Company maintains commercial insurance policies that provide $150.0 million (or $75.0 million with respect to claims acquired from OneSource Services, Inc. (“OneSource”) in the year ended October 31, 2008) of coverage for certain risk exposures above the Company’s deductibles (i.e., self-insurance retention limits). The Company’s deductibles, currently and historically, have generally ranged from $0.5 million to $1.0 million per occurrence (in some cases somewhat higher in California). The Company is also responsible for claims in excess of its insurance coverage. A material change in the Company’s insurance costs due to a change in the number of claims, costs or premiums, or changes in laws or other factors could have a material effect on operating results. Should the Company be unable to renew its umbrella and other commercial insurance policies at competitive rates, it would have an adverse impact on the Company’s business, as would the incurrence of catastrophic uninsured claims or the inability or refusal of the insurance carriers to pay otherwise insured claims. Further, to the extent that the Company self-insures, deterioration in claims management could increase claim costs. Additionally, although the Company engages third-party experts to assist in estimating appropriate self-insurance accounting reserves, the determination of those reserves is dependent upon significant actuarial judgments that have a material impact on the Company’s reserves. Changes in the Company’s insurance reserves, as a result of periodic evaluations of the related liabilities, will likely cause significant volatility in the Company’s operating results that might not be indicative of the operations of the Company’s ongoing business.

Liabilities for claims under the Company’s self-insurance program are recorded on an undiscounted, claims-incurred basis. Associated amounts that are expected to be recovered by insurance are presented as “insurance recoverables.” Assets and liabilities related to the Company’s insurance programs are classified based upon the timing of expected payment or recovery. The Company allocates current-year insurance expense to its operating segments based upon their underlying exposures.

In connection with the OneSource acquisition (see Note 3, “Acquisitions”), acquired insurance claims liabilities were recorded at their fair values at the acquisition date, which was based on the present value of the expected future cash flows. These discounted liabilities are being accreted through charges to interest expense as the carrying amounts are brought to an undiscounted amount. The method of accretion approximates the effective interest yield method using the rate a market participant would use in determining the current fair value of the insurance claim liabilities. Included in interest expense in the years ended October 31, 2010 and 2009 were $0.9 million and $1.2 million of interest accretion related to insurance claims liabilities, respectively.

Trade Accounts Receivable Allowances

Allowance for Doubtful Accounts

Trade accounts receivable arise from services provided to the Company’s clients and are generally due and payable on terms varying from receipt of the invoice to net thirty days. The Company records an allowance for doubtful accounts to provide for losses on accounts receivable due to a client’s inability to pay. The allowance is typically estimated based on an analysis of the historical rate of credit losses or write-offs (due to a client bankruptcy or failure of a former client to pay), specific client concerns and known or expected trends. Such analysis is inherently subjective. The Company’s earnings will be impacted in the future to the extent that actual credit loss experience differs from amounts estimated. Changes in the financial condition of the Company’s clients or adverse developments in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk.

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

The Company’s intangible assets consist of acquired customer contracts and relationships, trademarks and trade names, and contract rights. Acquired customer relationship intangible assets are being amortized using the sum-of-the-years-digits method over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible assets are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Contract rights are being amortized over the contract periods using the straight-line method.

Goodwill. Goodwill represents the excess of costs over the fair value of net assets of acquired businesses. The Company assesses impairment of goodwill at least annually as of August 1 at the reporting unit level (which for the Company is represented by each operating segment). The impairment test is performed in two steps: (i) the Company determines whether impairment exists by comparing the estimated fair value of each reporting unit with its carrying amount; and (ii) if an indication of impairment exists, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with its carrying amount.

Other Accrued Liabilities. Other accrued liabilities as of October 31, 2010 and 2009 primarily consists of employee benefits, dividends payable, loss contingencies, rent payable, and unclaimed property.

Share-Based Compensation. Share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures). The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The fair value of restricted stock and performance awards is determined based on the number of shares granted and the grant date fair value of the award. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Stock option exercises and restricted stock and performance award issuances are expected to be fulfilled with new shares of common stock. Share-based compensation expense is included in selling, general and administrative expenses and is amortized on a straight-line basis over the vesting term.

Income Taxes. The Company’s deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, and applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. If management determines it is more-likely-than-not that a portion of the Company’s deferred tax assets will not be realized, a valuation allowance is recorded. The provision for income taxes is based on domestic (including federal and state) and international statutory income tax rates in the tax jurisdictions where the Company operates, permanent differences between financial reporting and tax reporting, and available credits and incentives. Interest and penalties related to uncertain tax positions are recognized in income tax expense. The U.S federal government is the Company’s most significant income tax jurisdiction.

Significant judgment is required in determining income tax provisions and tax positions. The Company may be challenged upon review by the applicable taxing authorities and positions taken may not be sustained. All, or a portion of, the benefit of income tax positions are recognized only when the Company has made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of reserves for income tax positions requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective critical estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s results of operations and financial condition.

Net Income per Common Share. Basic net income per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed exercise and conversion of certain stock options, restricted stock units (“RSUs”) and performance shares. The calculations of basic and diluted net income per common share are as follows:

Years Ended October 31,
(In thousands, except per share data)	2010	2009	2008

Income from continuing operations	$63,870	$55,490	$52,731
Income (loss) from discontinued operations, net of taxes	251	(1,197)	(7,297)

Net income	$64,121	$54,293	$45,434

Weighted-average common shares outstanding — Basic	52,117	51,373	50,519
Effect of dilutive securities:
Stock options	446	241	652
Restricted stock units	261	180	145
Performance shares	84	51	70

Weighted-average common shares outstanding — Diluted	52,908	51,845	51,386

Net income per common share
Basic	$1.23	$1.06	$0.90
Diluted	$1.21	$1.05	$0.88

The diluted net income per common share excludes certain stock options and RSUs since the effect of including these stock options and restricted stock units would have been anti-dilutive as follows:

Years Ended October 31,
(In thousands)	2010	2009	2008

Stock options	744	2,017	781
Restricted stock units	29	206	98

Contingencies and Litigation. Loss contingencies are recorded as liabilities when they are both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If the Company believes that a loss in litigation is not probable, then no liability will be recorded unless the parties agree upon a settlement, which may occur because the Company wishes to avoid the costs of litigation. Expected costs of resolving contingencies, which include the use of third-party service providers, are accrued as the services are rendered.

Accumulated Other Comprehensive Income (Loss). Comprehensive income consists of (i) net income and (ii) other related gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. For the Company, such OCI items consist primarily of unrealized gains and losses on auction rate securities, unrealized losses on interest rate swaps, actuarial adjustments to pension and other post-retirement benefit plans, and unrealized foreign currency translation gains and losses, net of tax effects where appropriate.

Adoption of Accounting Standards

Effective November 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) updated authoritative standard for accounting for business combinations, which is included in Accounting Standards Codificationtm (“ASC”) Topic 805 “Business Combinations” (“ASC 805”). Upon adoption, on November 1, 2009, the Company expensed approximately $1.0 million of deferred acquisition costs for acquisitions then being pursued. In addition, during 2010 the Company incurred an additional $1.3 million of acquisition costs related to the acquisitions of Five Star Parking, Network Parking Company Ltd. and System Parking Inc. (“L&R”) and Diversco, Inc. (“Diversco”) and other acquisitions currently being pursued.

Effective November 1, 2009, the Company adopted the FASB updated authoritative standard for determining the useful life of intangible assets, which is included in ASC Topic 350-30 “General Intangibles Other than Goodwill” (“ASC 350-30”). This authoritative standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires additional disclosures. This authoritative standard must be applied prospectively to all intangible assets recognized as of the effective date. This authoritative standard had no impact on the Company’s consolidated financial statements, but could impact the way in which the useful lives of intangible assets acquired in business combinations will be determined, if renewal or extension terms are apparent.

Effective November 1, 2009, the Company adopted the FASB updated authoritative standard on employers’ disclosures about post-retirement benefit plan assets, which is included in ASC Topic 715 “Compensation — Retirement Benefits” (“ASC 715”). This authoritative standard expands the annual disclosures by requiring additional disclosures about how investment allocation decisions are made by management, major categories of plan assets and significant concentrations of risk. Additionally, an employer is now required to disclose information about the valuation of plan assets similar to the disclosure required under ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). This authoritative standard did not have an impact on the Company’s consolidated financial statements as it only amended required annual disclosures. See Note 10, “Employee Benefit Plans,” for the required disclosures.

Effective November 1, 2009, the Company adopted the FASB authoritative standard on fair value measurements for non-financial assets and non-financial liabilities measured on a non-recurring basis, which is included in ASC 820. The Company’s non-financial assets and non-financial liabilities principally consist of intangible assets acquired through business combinations and long-lived assets. During the year ended October 31, 2010, the Company did not re-measure any non-financial assets or non-financial liabilities to fair value, therefore, this authoritative standard did not have any impact on the Company’s consolidated financial statements.

Effective February 1, 2010, the Company adopted FASB accounting standard update No. 2010-6, “Improving Disclosures about Fair Value Measurements,” issued in January 2010 related to fair value measurements and disclosures, except for the additional gross presentation disclosure requirements for Level 3 changes which will be adopted in the first quarter of 2012. The update requires entities to make new disclosures about recurring or non-recurring fair value measurements of assets and liabilities, including: (1) the amounts of significant transfers between Level 1 and Level 2 fair value measurements and the reasons for the transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. The FASB also clarified existing fair value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The Company did not have transfers of assets and liabilities between Level 1, Level 2 and/or Level 3 during 2010, and the required additional disclosures had no impact on the Company’s financial position or results of operations. See Note 4, “Fair Value Measurements” and Note 5, “Auction Rate Securities” for the required disclosures.

3.	ACQUISITIONS

The operating results generated by businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price (including subsequent contingent purchase price considerations for acquisitions made prior to the adoption of the FASB updated authoritative standard for accounting for business combinations on November 1, 2009) over the fair value of the net tangible and intangible assets acquired is included in goodwill. Some of the Company’s purchase agreements provide for initial payments and contingent payments based on the annual pre-tax income or other financial parameters for subsequent periods, ranging generally from two to five years.

The Company made the following acquisitions during the year ended October 31, 2010:

Diversco

On June 30, 2010, the Company acquired all of the outstanding shares of Diversco from DHI Holdings, Inc. for $30.6 million in cash and incurred direct acquisition costs of $0.2 million, which were expensed as incurred. The purchase price was subsequently adjusted to $30.4 million in connection with a working capital adjustment. Diversco is a national provider of outsourced facility services. The acquisition expands the geographic reach of the Company’s janitorial and security businesses, particularly in the Southeast, Midwest and Mid-Atlantic regions of the United States. The results of operations for Diversco are included in the Company’s Janitorial and Security segments as of the acquisition date. The amounts of Diversco’s revenues and operating profit included in the Company’s consolidated statements of income for 2010 were $28.1 million and $1.2 million, respectively. Pro forma financial information for this acquisition is not provided as this acquisition is not material to the Company’s financial statements.

The allocation of the purchase price to the underlying net assets acquired and liabilities assumed was based on their estimated fair values as of the acquisition date, June 30, 2010, with any excess of the purchase price allocated to goodwill. During the three months ended October 31, 2010, the Company further adjusted goodwill related to its acquisition of Diversco by $0.4 million for a self-insurance reserve adjustment based on the final actuarial analysis of assumed insurance liabilities obtained.

The final purchase price and related allocations are summarized as follows:

(In thousands)

Purchase price:

Total cash consideration	$30,390

Allocated to:
Cash and cash equivalents	$2,758
Trade accounts receivable	9,884
Other assets	1,244
Property, plant and equipment	3,063
Identifiable intangible assets	10,800
Trade accounts payable	(1,327)
Accrued liabilities	(7,366)
Insurance claims	(1,322)
Other liabilities	(450)
Goodwill	13,106

Net assets acquired	$30,390

The acquired customer contracts and relationships, included in identifiable intangible assets, will be amortized using the sum-of-the-years-digits method over their useful lives of 11 years, which is consistent with the estimated useful life considerations used in the determination of their fair values. Intangible assets of $10.8 million were assigned to the Janitorial and Security segments in the amounts of $9.2 million and $1.6 million, respectively. Goodwill of $13.1 million was assigned to the Janitorial and Security segments in the amounts of $11.1 million and $2.0 million, respectively, and is deductible for tax purposes. The amounts of intangible assets and goodwill have been assigned to the Janitorial and Security segments based on the respective profit margins of the acquired customer contracts. The transaction was taxable for income tax purposes and all assets and liabilities have been recorded at fair value for both book and income tax purposes. Therefore, no deferred taxes have been recorded.

L&R

On October 1, 2010, the Company acquired select assets of L&R from the L&R Group of Companies for an aggregate purchase price of $34.7 million, including $0.2 million of assets distributed as consideration. The Company incurred $0.4 million of direct acquisition costs, which were expensed as incurred. The acquisition extends and expands the Company’s parking business in major cities. The acquisition also expands the Company’s presence at airports. The results of operations of L&R are included in the Company’s Parking segment as of the acquisition date. The amounts of L&R revenues and operating profit included in the Company’s consolidated statements of income for 2010 were $14.9 million and $0.4 million, respectively. Pro forma financial information for this acquisition is not provided as this acquisition is not material to the Company’s financial statements.

The allocation of the purchase price to the underlying net assets acquired and liabilities assumed was based on their estimated fair values as of the acquisition date, with any excess of the purchase price allocated to goodwill.

The final purchase price and related allocations are summarized as follows:

(In thousands)

Purchase price:
Cash	$34,500
Fair value of assets distributed	164

Total consideration	$34,664

Allocated to:
Identifiable intangible assets (including favorable leases)	$6,200
Property, plant and equipment	762
Other assets	142
Unfavorable leases	(2,600)
Goodwill	30,160

Net assets acquired	$34,664

The acquired intangible assets and unfavorable leases will be amortized using the sum-of-the-years-digits method, or where appropriate the straight-line method, over their useful lives: 11 years for managed customer contracts, 4 years for favorable leases, 6 years for unfavorable leases and 10 years for the non-compete agreement, which is consistent with the estimated useful life considerations used in the determination of their fair values. The goodwill of $30.2 million is deductible for tax purposes.

Contingent Payments

Total additional consideration paid during the year ended October 31, 2010 related to prior years acquisitions totaled $3.3 million. The additional consideration represents contingent amounts based on financial performance subsequent to the respective acquisition dates and has been recorded as goodwill.

The Company made the following acquisition during the year ended October 31, 2009:

Control Building Services, Inc., Control Engineering Services, Inc. and TTF, Inc. (“Control”)

Effective May 1, 2009, the Company acquired certain assets (primarily customer contracts and relationships) of Control for $15.1 million in cash, which includes direct acquisition costs of $0.1 million, plus additional consideration of up to $1.6 million, payable in three equal installments of $0.5 million, contingent upon the achievement of certain revenue targets during the three year period commencing on May 1, 2009. The acquisition closed on May 8, 2009 and was accounted for under the purchase method of accounting. The acquisition expands the Company’s janitorial and engineering service offerings to clients in the Northeast region.

The final purchase price and related allocations are summarized as follows:

(In thousands)

Purchase price:
Initial payment	$15,000
Acquisition costs	81

Total cash consideration	$15,081

Allocated to:
Identifiable intangible assets	$9,080
Property, plant and equipment	407
Goodwill	5,594

Net assets acquired	$15,081

The acquired customer contracts and relationships, classified as intangible assets, are amortized using the sum-of-the-years-digits method over their useful lives of 12 years, which is consistent with the estimated useful life considerations used in the determination of their fair values. Goodwill of $5.6 million was assigned to the Janitorial and Engineering segments in the amounts of $4.4 million and $1.2 million, respectively. Intangible assets were assigned to the Janitorial and Engineering segments in the amounts of $7.2 million and $1.9 million, respectively. Pro forma financial information for this acquisition is not provided as this acquisition is not material to the Company’s financial statements.

The Company made the following acquisitions during the year ended October 31, 2008:

OneSource Services, Inc. (“OneSource”)

On November 14, 2007, the Company acquired OneSource for an aggregate purchase price of $390.5 million, including payment of OneSource’s $21.5 million line of credit and direct acquisition costs of $4.0 million. OneSource provides facilities services, including janitorial, landscaping, general repair and maintenance, and other specialized services, for commercial, industrial, institutional and retail client facilities, primarily in the United States. OneSource’s operations are included in the Company’s Janitorial segment from the date of acquisition. The OneSource acquisition was accounted for using the purchase method of accounting. During the year ended October 31, 2009, the Company further adjusted goodwill related to its acquisition of OneSource by $1.2 million for professional fees, legal reserves for litigation that commenced prior to the acquisition, additional workers’ compensation insurance liabilities and certain deferred income taxes.

The final purchase price and related allocations are summarized as follows:

(In thousands)

Purchase price:
Paid to OneSource shareholders	$365,000
Payment of OneSource’s pre-existing line of credit	21,474
Acquisition costs	4,017

Total cash consideration	$390,491

Allocated to:
Trade accounts receivable	$94,552
Other current assets	12,223
Insurance recoverables	19,118
Insurance deposits	42,502
Property, plant and equipment	9,510
Identifiable intangible assets	48,700
Net deferred income tax assets	78,095
Other non-current assets	10,389
Current liabilities	(70,289)
Insurance claims	(101,666)
Other non-current liabilities	(21,026)
Minority interest	(5,384)
Goodwill	273,767

Net assets acquired	$390,491

The following unaudited pro forma financial information shows the combined results of continuing operations of the Company, including OneSource, as if the acquisition had occurred as of the beginning of the period presented. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results of continuing operations that would have been reported had the business combination been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of continuing operations.

Year Ended
October 31,
(In thousands, except per share data)	2008

Revenues	$3,653,452
Income from continuing operations	$52,343
Income from continuing operations per common share
Basic	$1.04
Diluted	$1.02

Southern Management Company (“Southern Management”)

OneSource owned a controlling 50% of Southern Management, a facility services company based in Chattanooga, Tennessee. On January 4, 2008, the Company acquired the remaining equity of Southern Management for $24.4 million, including direct acquisition costs of $0.4 million. Of the $24.4 million purchase price, $18.7 million was allocated to goodwill and the remaining $5.7 million eliminated the minority interest. An additional $2.9 million was paid in March 2008 to the other shareholders of Southern Management with respect to undistributed 2007 earnings. This amount was allocated to goodwill. Southern Management’s operations are included in the Janitorial segment.

4.	FAIR VALUE MEASURMENTS

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

The following tables present the Company’s hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2010 and 2009:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(In thousands)	October 31, 2010	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$5,717	$5,717	$—	$—
Investments in auction rate securities	20,171	—	—	20,171

Total assets	$25,888	$5,717	$—	$20,171

Liabilities
Interest rate swap	$445	$—	$445	$—

Total liabilities	$445	$—	$445	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(In thousands)	October 31, 2009	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$6,006	$6,006	$—	$—
Investments in auction rate securities	19,531	—	—	19,531

Total assets	$25,537	$6,006	$—	$19,531

Liabilities
Interest rate swap	$1,014	$—	$1,014	$—

Total liabilities	$1,014	$—	$1,014	$—

The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices. The assets are included in Other assets on the accompanying consolidated balance sheet.

The fair value of the investments in auction rate securities are based on discounted cash flow valuation models, primarily utilizing unobservable inputs. During the year ended October 31, 2010, the Company had no transfers of assets or liabilities between any of the above hierarchy levels. See Note 5, “Auction Rate Securities,” for the roll-forwards of assets measured at fair value using significant unobservable Level 3 inputs.

The fair value of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for London Interbank Offered Rate forward rates at the end of the period. See Note 9, “Line of Credit Facility.”

Other Financial Assets and Liabilities

Due to the short-term maturities of the Company’s cash, cash equivalents, receivables, payables, and current assets and liabilities of discontinued operations, the carrying value of these financial instruments approximates their fair market values. Due to the variable interest rates, the fair value of outstanding borrowings under the Company’s $450.0 million line of credit approximates its carrying value of $140.5 million. The carrying value of the receivables included in non-current assets of discontinued operations of $1.4 million and in the acquired insurance deposits related to acquired self-insurance claims of $36.2 million approximates fair market value.

5.	AUCTION RATE SECURITIES

As of October 31, 2010, the Company held investments in auction rate securities from five different issuers having an original principal amount of $5.0 million each (aggregating $25.0 million). At October 31, 2010 and October 31, 2009, the estimated fair value of these securities, in total, was approximately $20.2 million and $19.5 million, respectively. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007.

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

The following table presents the significant assumptions used to determine the fair value of the Company’s auction rate securities at October 31, 2010 and October 31, 2009:

Assumption	October 31, 2010	October 31, 2009

Discount rates	L + 2.50% - L + 18.59%	L + 0.34% - L + 24.43%
Yields	L + 2.0% - L + 3.5%	L + 2.0% - L + 3.5%
Average expected lives	4 - 10 years	4 - 8 years
L — London Interbank Offered Rate

The Company’s determination of whether impairments of its auction rate securities are other-than-temporary is based on an evaluation of several factors, circumstances and known or reasonably supportable trends including, but not limited to: (1) the Company’s intent to not sell the securities; (2) the Company’s assessment that it is not more likely than not that the Company will be required to sell the securities before recovering its cost basis; (3) expected defaults; (4) available ratings for the securities or the underlying collateral; (5) the rating of the associated guarantor (where applicable); (6) the nature and value of the underlying collateral expected to service the investment; (7) actual historical performance of the security in servicing its obligations; and (8) actuarial experience of the underlying re-insurance arrangement (where applicable), which in certain circumstances may have preferential rights to the underlying collateral.

Based primarily on an unfavorable development in the Company’s assumption about the expected life for one security, at April 30, 2010 the Company recognized an additional OTTI credit loss of $0.1 million. The Company had previously recognized an OTTI credit loss of $1.6 million for this security in the year ended October 31, 2009. The credit losses were based upon the difference between the present value of the expected cash flows to be collected and the amortized cost basis of the security. Significant assumptions used in estimating the credit loss include: (1) default rates for the security and the mono-line insurer, if any (which were based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents the Company’s view of when market efficiencies for securities may be restored). Adverse changes in any of these factors could result in additional declines in fair value and further other-than-temporary impairments in the future. No further OTTI were identified.

The following tables present the changes in the cost basis and fair value of the Company’s auction rate securities for the years ended October 31, 2010 and 2009:

		Fair Value
(In thousands)	Cost Basis	(Level 3)

Balance at beginning of year	$23,434	$19,531
Unrealized gains	—	1,075
Unrealized losses	—	(435)
Other-than-temporary credit loss recognized in earnings	(127)	—

Balance at October 31, 2010	$23,307	$20,171

		Fair Value
(In thousands)	Cost Basis	(Level 3)

Balance at beginning of year	$25,000	$19,031
Unrealized gains	—	2,544
Unrealized losses	—	(2,044)
Other-than-temporary credit loss recognized in earnings	(1,566)	—

Balance at October 31, 2009	$23,434	$19,531

The OTTI related to credit losses recognized in earnings for the year ended October 31, 2010 is as follows:

	Beginning balance of				Ending balance
	OTTI credit losses	Additions for	Additional		of the amount
	recognized for the	the amount	increases to the	Reductions for	related to credit
	auction rate security	related to	amount related to	increases in cash	losses held at
	held at the beginning	credit loss for	credit loss for	flows expected to	the end of the
	of the period for	which OTTI	which an	be collected that	period for which
	which a portion of	was not	OTTI was	are recognized over	a portion of OTTI
	OTTI was recognized	previously	previously	the remaining life	was recognized
(in thousands)	in OCI	recognized	recognized	of the security	in OCI

OTTI credit loss recognized for auction rate security	$1,566	$—	$127	$—	$1,693

At October 31, 2010 and 2009, unrealized losses of $3.1 million ($1.9 million net of tax) and $3.9 million ($2.3 million net of tax) were recorded in accumulated other comprehensive loss, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at October 31, 2010 and 2009 consisted of the following:

(In thousands)	2010	2009

Land	$628	$719
Buildings	4,922	3,440
Transportation equipment	2,113	2,330
Machinery and other equipment	132,794	124,526
Leasehold improvements	16,367	17,984
Software in development	148	456

	156,972	149,455
Less accumulated depreciation
and amortization	98,884	92,563

Total	$58,088	$56,892

Depreciation expense on property, plant and equipment in the years ended October 31, 2010, 2009 and 2008 were $24.9 million, $21.9 million and $16.3 million, respectively.

7.	GOODWILL AND OTHER INTANGIBLES

Goodwill

The changes in the carrying amount of goodwill for the years ended October 31, 2010 and 2009 were as follows:

		Goodwill Related to
	Balance as of	Initial	Contingent	Balance as of
	October 31,	Payments for	Amounts	October 31,
(In thousands)	2009	Acquisitions (1)	and Other	2010

Janitorial	$459,068	$11,140	$1,120	$471,328
Parking	36,841	30,160	2,167	69,168
Security	47,972	1,966	—	49,938
Engineering	3,356	—	193	3,549

Total	$547,237	$43,266	$3,480	$593,983

(1)	Refer to Note 3, “Acquisitions” for additional discussions regarding acquisitions the Company made in the year ended October 31, 2010.

		Goodwill Related to
	Balance as of	Initial	Contingent	Balance as of
	October 31,	Payments for	Amounts	October 31,
(In thousands)	2008	Acquisitions (1)	and Other (2)	2009

Janitorial	$455,090	$4,412	$(434)	$459,068
Parking	32,859	—	3,982	36,841
Security	45,649	—	2,323	47,972
Engineering	2,174	1,182	—	3,356

Total	$535,772	$5,594	$5,871	$547,237

(1)	Refer to Note 3, “Acquisitions” for additional discussions regarding acquisitions the Company made in the year ended October 31, 2009.

(2)	The Janitorial segment includes contingent payments of $0.7 million related to prior year acquisitions, offset by $1.2 million of OneSource purchase price adjustments in the year ended October 31, 2009 relating to professional fees, litigation that commenced prior to the acquisition, additional workers’ compensation insurance liabilities and deferred income taxes.

Of the $594.0 million carrying amount of goodwill as of October 31, 2010, $327.6 million was not amortizable for income tax purposes because the related businesses were acquired prior to 1991 or purchased through a tax-free exchange or stock acquisition.

Intangible Assets

The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the years ended October 31, 2010 and 2009 were as follows:

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retirements	October 31,	October 31,		Retirements	October 31,
(in thousands)	2009	Additions	and Other	2010	2009	Additions	and Other	2010

Customer contracts and relationships	$97,522	$16,300	$—	$113,822	$(38,853)	$(11,099)	$—	$(49,952)
Trademarks and trade names	4,150	—	—	4,150	(3,335)	(110)	—	(3,445)
Other (contract rights, etc.)	1,991	700	—	2,691	(1,276)	(216)	—	(1,492)

Total	$103,663	$17,000	$—	$120,663	$(43,464)	$(11,425)	$—	$(54,889)

	Gross Carrying Amount				Accumulated Amortization
	October 31,		Retirements	October 31,	October 31,		Retirements	October 31,
(in thousands)	2008	Additions	and Other	2009	2008	Additions	and Other	2009

Customer contracts and relationships	$88,344	$9,178	$—	$97,522	$(27,981)	$(10,872)	$—	$(38,853)
Trademarks and trade names	4,150	—	—	4,150	(3,022)	(313)	—	(3,335)
Other (contract rights, etc.)	2,256	226	(491)	1,991	(1,568)	(199)	491	(1,276)

Total	$94,750	$9,404	$(491)	$103,663	$(32,571)	$(11,384)	$491	$(43,464)

Of the $65.8 million net carrying amount of intangibles other than goodwill as of October 31, 2010, $31.3 million was not amortizable for income tax purposes because the related businesses were purchased through tax-free stock acquisitions.

The weighted average remaining lives as of October 31, 2010 and the amortization expense of intangibles for the years ended October 31, 2010, 2009 and 2008, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years, are as follows:

	Weighted
	Average
	Remaining	Amortization Expense			Estimated Amortization Expense
	Life	Years Ended October 31,			Years Ending October 31,
($ in thousands)	(Years)	2010	2009	2008	2011	2012	2013	2014	2015

Customer contracts and relationships	11.2	$11,099	$10,872	$10,895	$11,861	$10,456	$9,082	$7,851	$6,656
Trademarks and trade names	7.4	110	313	668	110	110	110	110	110
Other (contract rights, etc.)	6.2	216	199	172	449	329	182	92	28

Total	11.0	$11,425	$11,384	$11,735	$12,420	$10,895	$9,374	$8,053	$6,794

8.	SELF-INSURANCE

The Company is subject to certain insurable risks such as workers’ compensation, general liability, automobile and property damage. The Company maintains commercial insurance policies that provide $150.0 million (or $75.0 million with respect to claims acquired from OneSource in the year ended October 31, 2008) of coverage for certain risk exposures above the Company’s deductibles (i.e., self-insurance retention limits). For claims incurred after November 1, 2002, substantially all of the self-insured retentions increased from $0.5 million per occurrence (inclusive of allocated loss adjustment expenses) to $1.0 million per occurrence (exclusive of allocated loss adjustment expenses), except for California workers’ compensation insurance which increased to $2.0 million, in the aggregate, from April 14, 2003 to April 14, 2005 ($1.0 million per occurrence, plus an additional $1.0 million annually in the aggregate). The Company allocates current-year insurance expense to its operating segments based upon their underlying exposures. In the fourth quarter of 2010, the Company recorded an adjustment to increase insurance-related other assets for approximately $1.0 million, net of taxes, relating to immaterial errors that originated in prior periods. Since the errors were not material to the current period or any prior period, the Company recorded the out-of-period correction in its fourth quarter 2010 results.

The table below summarizes the self-insurance reserve adjustments resulting from periodic actuarial evaluations of ultimate losses relating to prior years during the years ended October 31, 2010, 2009 and 2008. Such amounts are not allocated to the Company’s operating segments and are recorded in the Corporate segment.

Years Ended October 31,
(In thousands)	2010	2009	2008

Major programs (1)	$799	$9,435	$(22,500)
Minor programs (2)	417	—	(310)

Total	$1,216	$9,435	$(22,810)

(1)	As described above, the Company is self-insured for workers’ compensation, general liability, automobile, and property damage. During 2008, evaluations covering substantially all of the Company’s self-insurance reserves showed net favorable developments in claims incurred in prior years for general liability, California workers’ compensation and workers’ compensation outside of California. This resulted in a reduction in self-insurance reserves recorded in 2008. Many of the favorable trends observed during 2008 did not continue during 2009 and 2010.

(2)	Separate evaluations of insurance reserves related to certain Janitorial and Parking locations showed favorable claims developments in 2008, resulting in benefits, and unfavorable claims developments in 2010, resulting in increased losses, attributable to claims incurred in prior years.

At October 31, 2010, the Company had $100.8 million in standby letters of credit (primarily related to its workers’ compensation, general liability, automobile, and property damage programs), $36.2 million in restricted insurance deposits and $112.5 million in surety bonds supporting unpaid insurance claim liabilities. At October 31, 2009, the Company had $118.6 million in standby letters of credit, $42.5 million in restricted insurance deposits and $103.2 million in surety bonds supporting unpaid insurance claim liabilities.

9.	LINE OF CREDIT FACILITY

In 2008, the Company entered into a $450.0 million five-year syndicated line of credit that was scheduled to expire on November 14, 2012 (the “old Facility”). The old Facility was available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes.

Under the old Facility, no compensating balances were required and the interest rate was determined at the time of borrowing based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.625% to 1.375% or, at the Company’s election, at the higher of the federal funds rate plus 0.5% and the Bank of America prime rate (“Alternate Base Rate”) plus a spread of 0.000% to 0.375%. The old Facility called for a non-use fee payable quarterly, in arrears, of 0.125% to 0.250% of the average daily unused portion of the old Facility. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program and cash borrowings were included as usage of the old Facility. The spreads for LIBOR, Alternate Base Rate and IBOR borrowings and the non-use fee percentage were based on the Company’s leverage ratio. The old Facility permitted the Company to request an increase in the amount of the line of credit by up to $100.0 million (subject to receipt of commitments for the increased amount from existing and new lenders).

As of October 31, 2010, the total outstanding amounts under the old Facility in the form of cash borrowings and standby letters of credit were $140.5 million and $100.8 million, respectively.

The old Facility included covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the Facility also required that the Company maintain three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at any time; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at each fiscal quarter-end; and (3) a consolidated net worth of greater than or equal to the sum of (i) $475.0 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after November 14, 2007 (with no deduction for a net loss in any such fiscal quarter), and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of the Company after November 14, 2007 by reason of the issuance and sale of capital stock or other equity interests of the Company or any subsidiary, including upon any conversion of debt securities of the Company into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to the Company’s employee stock purchase plans, employee stock option plans and similar programs. The Company was in compliance with all covenants under the old Facility as of October 31, 2010.

On November 30, 2010, the Company terminated the old Facility and replaced it with a new $650 million five year syndicated line of credit (the “new Facility”). The new Facility is scheduled to expire on November 30, 2015, with the option to increase the size of the new Facility to $850 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). See Note 16, “Subsequent Events,” for additional information.

On February 19, 2009, the Company entered into a two-year interest rate swap agreement with an underlying notional amount of $100.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 1.47%.

On October 19, 2010, the Company entered into a three-year forward starting interest rate swap agreement with an underlying notional amount of $25.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 0.89%. The effective date of the hedge is February 24, 2011.

These swaps are intended to hedge the interest risk associated with the Company’s forecasted floating-rate, LIBOR-based debt. As of October 31, 2010, the critical terms of the swaps match the terms of the debt, resulting in no hedge ineffectiveness. On an ongoing basis (no less than once each quarter), the Company assesses whether its LIBOR-based interest payments are probable of being paid during the life of the hedging relationship. The Company also assesses the counterparty credit risk, including credit ratings and potential non-performance of the counterparties, when determining the fair value of the swaps.

As of October 31, 2010, the fair value of the interest rate swaps was a $0.4 million liability, of which $0.3 million and $0.1 million were included in Other accrued liabilities and Retirement plans and other, respectively, on the accompanying consolidated balance sheet. The effective portion of these cash flow hedges is recorded as accumulated other comprehensive loss in the Company’s accompanying consolidated balance sheet and reclassified into interest expense in the Company’s accompanying consolidated statements of income in the same period during which the hedged transactions affect earnings. Any ineffective portion of the hedges is recorded immediately to interest expense. No ineffectiveness existed at October 31, 2010. The amount included in accumulated other comprehensive loss is $0.4 million ($0.3 million, net of taxes).

10.	EMPLOYEE BENEFIT PLANS

As of October 31, 2010, the Company had the following defined benefit and other post-retirement benefit plans, which provide benefits based primarily on years of service and employee earnings and which have been previously amended to preclude new participants:

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

Service Award Benefit Plan. The Company has an unfunded service award benefit plan that meets the definition of a “severance pay plan” as defined by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and covers certain qualified employees. The plan provides participants, upon termination, with a guaranteed seven days pay for each year of employment subsequent to November 1, 1989. Effective January 1, 2002, no new participants were permitted under this plan. The Company will continue to incur interest costs related to this plan as the value of the previously earned benefits continues to increase.

OneSource Employees’ Retirement Pension Plan (“OneSource Pension Plan”). The Company acquired OneSource on November 14, 2007, which sponsored a funded, qualified employee retirement plan. The plan was amended to preclude participation and benefit accruals several years prior to the acquisition.

Death Benefit Plan. The Company’s unfunded Death Benefit Plan covers certain qualified employees upon retirement on, or after, the employee’s 62nd birthday. This plan provides 50% of the death benefit that the employee was entitled to prior to retirement, subject to a maximum of $150,000. Coverage commencing upon retirement, or 62nd birthday, continues until death for retired employees hired before September 2, 1980. On March 1, 2003, the post-retirement death benefit for any active employees hired after September 1, 1980 was eliminated. Active employees hired before September 1, 1980 who retire on or after their 62nd birthday will continue to be covered between retirement and death. For certain plan participants who retired before March 1, 2003, the post-retirement death benefit continues until the retired employee’s 70th birthday. An exemption to the “age 62” retirement rule has been made for certain employees who were terminated as a result of the Company’s restructuring to a corporate shared service center.

OneSource Post-Retirement Medical and Life Benefit Plan. OneSource sponsored a post-retirement benefit plan that provides medical and life insurance benefits to certain OneSource retirees. Since the date of acquisition, new participants have been precluded from participation.

Benefit Obligation and Net Obligation Recognized in Financial Statements

The significant components of the above mentioned plans as of and for the years ended October 31, 2010 and 2009 are summarized as follows:

	Defined Benefit Plans at October 31,		Post-Retirement Benefit Plan at October 31,
(in thousands)	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$11,528	$12,468	$5,273	$4,076
Service cost	44	42	15	12
Interest cost	592	811	281	276
Actuarial loss	1,126	27	143	1,024
Benefits and expenses paid	(1,272)	(1,820)	(415)	(115)

Benefit obligation at end of year	$12,018	$11,528	$5,297	$5,273

Change in Plan Assets
Fair value of plan assets at beginning of year	$4,736	$3,748	$—	$—
Actual return on plan assets	615	636	—	—
Employer contributions	1,510	2,172	415	115
Benefits and expenses paid	(1,272)	(1,820)	(415)	(115)

Fair value of plan assets at end of year	$5,589	$4,736	$—	$—

Unfunded status at end of year	$(6,429)	$(6,792)	$(5,297)	$(5,273)

Current liabilities	(1,001)	(1,135)	(277)	(347)
Non-current liabilities	(5,428)	(5,657)	(5,020)	(4,926)

Net obligation	$(6,429)	$(6,792)	$(5,297)	$(5,273)

Total affecting retained earnings	$(4,936)	$(6,052)	$(5,347)	$(5,466)
Amount recognized in accumulated other comprehensive income	(1,493)	(740)	50	193

Net obligation	$(6,429)	$(6,792)	$(5,297)	$(5,273)

Components of Net Periodic Benefit Cost Recognized in the Accompanying Consolidated Statement of Income

The components of net periodic benefit cost of the defined benefit and other post-retirement benefit plans for the years ended October 31, 2010, 2009 and 2008 were as follows:

(in thousands)	2010	2009	2008

Defined Benefit Plans
Service cost	$44	$42	$43
Interest	592	811	820
Expected return on assets	(399)	(321)	(386)
Amortization of actuarial loss	66	115	119
Settlement loss recognized	91	349	—

Net expense	$394	$996	$596

Post-Retirement Benefit Plans
Service cost	$15	$12	$19
Interest	281	276	266
Amortization of actuarial gain	—	(202)	(99)

Net expense	$296	$86	$186

In the year ending October 31, 2011, the Company expects to recognize, on a pre-tax basis, less than $0.1 million of net actuarial gains as a component of net periodic benefit cost.

Assumptions

The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for the years ended October 31, 2010, 2009 and 2008 were as follows:

				Post-Retirement Benefit
	Defined Benefit Plans			Plan
	2010	2009	2008	2010	2009	2008

Assumptions to measure net periodic cost

Discount rate	5.50%	7.00%	6.00%	5.50%	7.00%	6.00%

Rate of health care cost increase	NA	NA	NA	5.50%	6.00%	6.00%

Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%

Rate of return on plan assets	8.00%	8.00%	8.00%	NA	NA	NA

Assumptions to measure obligation at year end

Discount rate	4.50% - 4.98%	5.50%	7.00%	4.31% - 5.02%	5.50%	7.00%

The discount rate is used for determining future net periodic benefit cost. The Company’s discount rates were determined, as of the October 31, 2010 measurement date, using the individual cash flows of each plan. In determining the long-term rate of return for a plan, the Company considers the nature of the plan’s investments, historical rates of return, and an expectation for the plan’s investment strategies. All defined benefit and post-retirement plans have been amended to preclude new participants. The Company believes changes in assumptions would not have a material impact on the Company’s financial position and operating performance. The Company expects to fund payments required under the plans with cash flows from operating activities when due in accordance with the plan.

Expected Future Benefit Payments

The expected future benefit payments were calculated using the same assumptions used to measure the Company’s benefit obligation as of October 31, 2010. This expectation is based upon expected future service:

	Defined	Post-Retirement
(In thousands)	Benefit Plans	Benefit Plan

2011	$1,444	$277
2012	972	287
2013	892	297
2014	781	309
2015	853	320
2016 through 2020	$3,823	$1,777

OneSource Pension Plan

The OneSource Pension Plan is a funded benefit plan that requires an estimate of the long-term rate of return on plan assets to measure benefit obligations. The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. With input from the Company’s investment advisors and actuaries, the Company has analyzed the expected rates of return on assets and determined that an estimated long-term rate of return of 8.0% is reasonable based on: (1) the current and expected asset allocations; (2) the plan’s historical investment performance; and (3) best estimates for future investment performance. The obligation attributable to medical benefits is small, as is the future obligation that varies with changes in compensation. Accordingly, changes in the health care trend assumption rate and the compensation increase assumption have an immaterial impact on measuring the obligation.

The investment objectives for the assets associated with the OneSource Pension Plan are to maintain acceptable levels of risk through the diversification of assets among asset classes and to optimize long-term returns. The Company is responsible for selecting investment managers, setting asset allocation targets and monitoring asset allocations and investment performance. The Company’s external investment professionals have the authority to manage assets within pre-established asset allocation ranges set by the Company. The OneSource Pension Plan is the Company’s only funded defined benefit plan.

The target allocation ranges and asset allocations for the year ended October 31, 2010 were:

	Target	Percentage of
Asset Category	Allocation	Plan Assets

Equity	53% - 73%	53%
Fixed Income	27% - 47%	47%

		100%

The following table presents the Company’s hierarchy for the assets associated with the OneSource Pension Plan measured at fair value as of October 31, 2010:

		Fair Value Measurements
		Using Inputs Considered
	Fair Value at	as
(In thousands)	October 31, 2010	Level 1	Level 2	Level 3

Cash and cash equivalents	$924	$924	$—	$—
Equity
Large-Cap Growth	1,095	1,095	—	—
Large-Cap Value	1,095	1,095	—	—
Small/Mid-Cap Growth	140	140	—	—
Small/Mid-Cap Value	140	140	—	—
International Equity	466	466	—	—
Fixed Income
Long-Term Bond	159	159	—	—
Intermediate Bond	794	794	—	—
Short-Term Bond	776	776	—	—

	$5,589	$5,589	$—	$—

Deferred Compensation Plans

The Company accounts for deferred compensation and accrues interest thereon for employees who elect to participate in one of the following Company plans:

Employee Deferred Compensation Plan.  This plan is available to executive, management, administrative and sales employees who have an annualized base salary that equals or exceeds $135,000 for the year ended October 31, 2010. This plan allows employees to defer 1% to 50% of their pre-tax compensation. The average rate of interest earned by the employees in this plan was 3.25%, 3.31% and 5.09% for the years ending October 31, 2010, 2009 and 2008, respectively.

Director Deferred Compensation Plan.  This plan allows directors to defer receipt of all or any portion of the compensation that he or she would otherwise receive from the Company. The average rate of interest earned by the directors in this plan was 3.25%, 3.31%, and 5.09% for the years ending October 31, 2010, 2009, and 2008, respectively.

The deferred compensation under both the Employee and Director Deferred Compensation Plans earns interest equal to the prime interest rate on the last day of the calendar quarter. If the prime rate exceeds 6%, the interest rate is equal to 6% plus one half of the excess over 6%. Interest earned under both deferred compensation plans is capped at 120% of the long-term applicable federal rate as discussed in the plans.

OneSource Deferred Compensation Plan.  The Company acquired OneSource on November 14, 2007, which sponsored a deferred compensation plan. Under this deferred compensation plan, a Rabbi Trust was created to fund the obligation. The plan requires the Company to contribute 50% of the participant’s deferred compensation contributions but only to the extent that the deferred contribution does not exceed 5% of the participant’s compensation for the contribution allocation period. This liability is adjusted, with a corresponding charge (or credit) to the deferred compensation cost, to reflect changes in the fair value. On December 31, 2008, the plan was amended to preclude new participants. The assets of $5.7 million held in the rabbi trust are not available for general corporate purposes.

Aggregate expense recognized under these deferred compensation plans for the years ended October 31, 2010, 2009 and 2008 were $0.4 million, $0.3 million and $0.5 million, respectively. The total long-term liability of all deferred compensation plans at October 31, 2010 and 2009 was $15.3 million and $15.0 million, respectively, and is included in Retirement plans and other on the accompanying consolidated balance sheet.

401(k) Plan

The Company has two 401(k) savings plans covering certain employees, as set forth in the respective plan documents. These 401(k) plans are subject to the applicable provisions of ERISA. The Company matches a portion of the participant’s contributions after the participant has met the eligibility requirements under a predetermined formula based on the participant’s contribution level. The Company made matching 401(k) contributions required by the 401(k) plans during the years ended October 31, 2010, 2009 and 2008 in the amounts of $6.2 million, $6.2 million and $5.9 million, respectively.

Pension Plans Under Collective Bargaining

Certain qualified employees of the Company are covered under union-sponsored multi-employer defined benefit plans. Contributions paid for these plans were $58.2 million, $47.9 million and $47.7 million during the years ended October 31, 2010, 2009 and 2008, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

11.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles, and other equipment. As of October 31, 2010, future minimum lease commitments (excluding contingent rentals) under non-cancelable operating leases for the fiscal years ending October 31 are as follows:

(in thousands)

2011	$59,480
2012	46,759
2013	37,657
2014	27,394
2015	15,412
Thereafter	17,626

Total minimum lease commitments	$204,328

Rental expense for continuing operations for the years ended October 31, 2010, 2009 and 2008 was as follows:

(in thousands)	2010	2009	2008

Minimum rentals	$69,571	$63,774	$60,546
Contingent rentals	36,631	38,522	39,642

	$106,202	$102,296	$100,188

Contingent rentals are applicable to leases of parking lots and garages and are primarily based on percentages of the gross receipts or other financial parameters attributable to the related facilities.

IBM Master Professional Services Agreement

On September 29, 2006, the Company entered into a Master Professional Services Agreement (the “Services Agreement”) with International Business Machines Corporation (“IBM”) that became effective October 1, 2006. Under the Services Agreement, IBM was responsible for substantially all of the Company’s information technology infrastructure and support services. In 2007, the Company entered into additional agreements with IBM to provide assistance, support and post-implementation services relating to the upgrade of the Company’s accounting systems and the implementation of a new payroll system and human resources information system. The Company entered into additional agreements with IBM to provide information technology systems integration and data center support services through 2009. During the fourth quarter of 2008, the Company assessed the services provided by

IBM to determine whether the services provided and the level of support was consistent with the Company’s strategic objectives. Based upon this assessment, the Company determined that some or all of the services provided under the Services Agreement would be transitioned from IBM. In connection with this assessment, the Company wrote off $6.3 million of deferred costs in 2008.

On January 20, 2009, the Company and IBM entered into a binding Memorandum of Understanding (the “MOU”), pursuant to which the Company and IBM agreed to: (1) terminate certain services then provided by IBM to the Company under the Services Agreement; (2) transition the terminated services to the Company and/or its designee; (3) resolve certain other disputes arising under the Services Agreement; and (4) modify certain terms applicable to services that IBM will continue to provide to the Company. In connection with the execution of the MOU, the Company delivered to IBM a formal notice terminating for convenience certain information technology and support services effective immediately (the “Termination”). Notwithstanding the Termination, the MOU contemplated (1) IBM would assist the Company with the transition of the terminated services to the Company or its designee pursuant to an agreement (the “Transition Agreement”) to be executed by the Company and IBM and (2) the continued provision by IBM of certain data center support services. On February 24, 2009, the Company and IBM entered into an amended and restated agreement, which amended the Services Agreement (the “Amended Agreement”), and the Transition Agreement, which memorializes the termination-related provisions of the MOU as well as other terms related to the transition services. Under the Amended Agreement, the base fee for the provision of the defined data center support services is $18.8 million payable over the service term (March 2009 through December 2013).

In connection with the Termination, the Company agreed to: (1) reimburse IBM for certain actual employee severance costs, up to a maximum of $0.7 million, provided the Company extended comparable offers of employment to a minimum number of IBM employees; (2) reimburse IBM for certain early termination costs, as defined, including third-party termination fees and/or wind-down costs totaling approximately $0.4 million associated with software, equipment and/or third-party contracts used by IBM in performing the terminated services; and (3) pay IBM fees and expenses for requested transition assistance, which were estimated to be approximately $0.4 million.

As of October 31, 2010, future commitments related to the IBM Amended Agreement for the succeeding fiscal years were as follows:

(in thousands)

2011	$3,977
2012	3,332
2013	3,007
2014	495
2015	—
Thereafter	—

Total	$10,811

Guarantees/Indemnifications

The Company has applied the measurement and disclosure provisions outlined in the FASB guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of the indebtedness of others, included in ASC 460 “Guarantees” (“ASC 460”) to agreements that contain guarantee and certain indemnification clauses. ASC 460 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of October 31, 2010 and 2009, the Company did not have any material guarantees that were issued or modified subsequent to October 31, 2002.

However, the Company is party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. Primarily, these agreements are standard indemnification arrangements in its ordinary course of business. Pursuant to these arrangements, the Company may agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally its clients, in connection with any claims arising out of the services that the Company provides. The Company also incurs costs to defend lawsuits or settle claims related to these indemnification arrangements and in most cases these costs are paid from its insurance program. The terms of these indemnification arrangements are generally perpetual. Although the Company attempts to place limits on this indemnification reasonably related to the size of the contract, the maximum obligation may not be explicitly stated and, as a result, the maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable.

The Company’s certificate of incorporation and bylaws may require it to indemnify Company directors and officers against liabilities that may arise by reason of their status as such and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified. The Company has also entered into indemnification agreements with its directors to this effect. The overall amount of these obligations cannot be reasonably estimated; however, the Company believes that any loss under these obligations would not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company currently has directors’ and officers’ insurance, which has a deductible of up to $1.0 million.

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

The Company is a defendant in several purported class action lawsuits related to alleged violations of federal or state wage-and-hour laws. The named plaintiffs in these lawsuits are current or former employees of ABM subsidiaries who allege, among other things, that they were required to work “off the clock,” were not paid for all overtime, were not provided work breaks or other benefits, and/or that they received pay stubs not conforming to state law. In all cases, the plaintiffs generally seek unspecified monetary damages, injunctive relief or both.

The Company accrues amounts it believes are adequate to address any liabilities related to litigation and arbitration proceedings and to other contingencies that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that any such proceeding brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for probable losses at October 31, 2010 was $4.2 million.

The Company was a defendant in a lawsuit filed July 19, 2007 in the United States District Court, Eastern District of California, entitled U.S. Equal Employment Opportunity Commission, Plaintiff Erika Morales and Anonymous Plaintiffs One through Eight v. ABM Industries Incorporated et. al. (the “Morales case”). The plaintiffs in the Morales case alleged sexual harassment and retaliation. The case involved both Title VII federal law claims and California state law claims. In June 2010, the Company agreed to a settlement of $5.8 million for the Morales case. On September 27, 2010, the court accepted the settlement agreement and dismissed the case. Under the terms of the settlement, ABM also agreed to enter into a consent decree requiring a subsidiary to, among other things, track sexual harassment claims and monitor compliance with certain applicable laws.

12.	SHARE-BASED COMPENSATION PLANS

Compensation expense and related income tax benefit in connection with the Company’s share-based compensation plans for the years ended October 31, 2010, 2009 and 2008 were as follows:

	Years Ended October 31,
(in thousands)	2010	2009	2008

Share-based compensation expense recognized in selling, general and administrative expenses before income taxes	$4,071	$7,411	$7,195
Income tax benefit	(1,691)	(3,025)	(2,764)

Total share-based compensation expense after income taxes	$2,380	$4,386	$4,431

In July 2010, the Company determined that the financial performance targets, which were established in connection with certain performance share grants, were no longer probable of achievement. As a result, the Company reversed approximately $3.4 million ($2.0 million, net of taxes) of previously recorded share-based compensation expense in July 2010. This adjustment was recorded in selling, general and administrative expenses.

The total shares exercised for all share-based compensation plans was 850,855, 494,843 and 728,332 during the years ended October 31, 2010, 2009 and 2008, respectively. The total intrinsic value of the shares exercised was $8.4 million, $3.0 million and $6.3 million for the years ended October 31, 2010, 2009 and 2008, respectively. The total fair value of shares that vested during the years ended October 31, 2010, 2009 and 2008 was $8.1 million, $3.8 million and $3.1 million, respectively.

The Company has five share-based compensation plans and an employee stock purchase plan which are described below.

2006 Equity Incentive Plan

On May 2, 2006, the stockholders of the Company approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). Prior to the adoption of the 2006 Equity Plan, stock option awards were made under the Time-Vested Incentive Stock Option Plan (the “Time-Vested Plan”), the 1996 Price-Vested Performance Stock Option Plan (the “1996 Price-Vested Plan”) and the 2002 Price-Vested Performance Stock Option Plan (the “2002 Price-Vested Plan” and collectively with the Time-Vested Plan and the 1996 Price-Vested Plan, the “Prior Plans”). The 2006 Equity Plan provides for the issuance of awards for 2,500,000 shares of the Company’s common stock plus the remaining shares authorized but not issued under the Prior Plans as of May 2, 2006, plus forfeitures under the Prior Plans after that date. No further grants can be made under the Prior Plans. On March 3, 2009, the shareholders authorized an additional 2,750,000 shares to be issued under the 2006 Equity Plan. At October 31, 2010, 1,720,692 shares were available for award under the 2006 Equity Plan. The terms and conditions governing existing options under the Prior Plans will continue to apply to the options outstanding under those plans. The 2006 Equity Plan is an “omnibus” plan that provides for a variety of equity and equity-based award vehicles, including stock options, stock appreciation rights, restricted stock units (“RSUs”), performance shares, and other share-based awards. Shares subject to awards that terminate without vesting or exercise may be reissued. Certain of the awards available under the 2006 Equity Plan may qualify as “performance-based” compensation under Internal Revenue Code Section 162(m) (“Section 162(m)”). The status of the stock options, RSUs and performance shares granted under the 2006 Equity Plan as of October 31, 2010 are summarized below.

Stock Options

The nonqualified stock options issued under the 2006 Equity Plan vest and become exercisable either at a rate of 25% per year beginning one year after date of grant or 100% on the fifth anniversary of the award and expire seven years after the date of grant, depending on the terms of the awards granted. Stock options granted to certain executive officers on March 31, 2010 will vest on the fifth anniversary of the award.

Stock option activity in the year ended October 31, 2010 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(In thousands)	per Share	(in years)	(In thousands)

Outstanding at October 31, 2009	710	$19.85
Granted	510	21.34
Exercised	(11)	19.61
Forfeited or expired	(10)	19.58

Outstanding at October 31, 2010	1,199	$20.49	5.14	$2,767

Vested and exercisable at October 31, 2010	398	$20.17	3.75	$1,164

As of October 31, 2010, there was $3.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the 2006 Equity Plan. The cost is expected to be recognized on a straight-line basis over a weighted-average vesting period of 2.47 years.

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company estimates forfeiture rates based on historical data and adjusts the rates periodically or as needed. The adjustment of the forfeiture rate may result in a cumulative adjustment in any period in which the forfeiture rate estimate is changed. During the year ended October 31, 2010, the Company adjusted its forfeiture rate to align the estimate with expected forfeitures, and the effect of such adjustment was immaterial.

The assumptions used in the option valuation model for the years ended October 31, 2010, 2009 and 2008 are shown in the table below:

	2010	2009	2008

Expected life from the date of grant (1)	5.6 years	5.7 years	5.7 years
Expected stock price volatility (2)	38.5% - 39.0%	35.2%	30.4%
Expected dividend yield (3)	2.6% - 2.7%	2.5%	2.4%
Risk-free interest rate (4)	1.7% - 2.6%	1.7%	3.2%
Weighted average fair value of option grants	$6.37	$4.82	$5.06

(1)	The expected life for options granted under the 2006 Equity Plan is based on observed historical exercise patterns of the previously granted options adjusted to reflect the change in vesting and expiration dates.

(2)	The expected volatility is based on considerations of implied volatility from publicly traded and quoted options on the Company’s common stock and the historical volatility of the Company’s common stock.

(3)	The dividend yield is based on the historical dividend yield over the expected term of the options granted.

(4)	The risk-free interest rate is based on the continuous compounded yield on U.S. Treasury Constant Maturity Rates with a remaining term equal to the expected term of the option.

RSUs

RSUs granted to directors will be settled in shares of the Company’s common stock with respect to one-third of the underlying shares on the first, second and third anniversaries of the annual shareholders’ meeting, which in several cases vary from the anniversaries of the award. In general, RSUs granted to persons other than directors will be settled in shares of the Company’s common stock with respect to 50% of the underlying shares on the second anniversary of the award and 50% on the fourth anniversary of the award or 100% on the fifth anniversary of the award, depending on the terms of the awards granted. RSUs granted to certain executive officers on March 31, 2010 will vest on the fifth anniversary of the award.

RSU activity in the year ended October 31, 2010 is summarized below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)	per Share

Outstanding at October 31, 2009	688	$19.50
Granted	305	21.05
Issued (including 73 shares withheld for income taxes)	(221)	19.34
Forfeited	(37)	19.53

Outstanding at October 31, 2010	735	$20.19

Vested at October 31, 2010	221	$19.34

As of October 31, 2010, there was $8.6 million of total unrecognized compensation cost (net of estimated forfeitures) related to RSUs under the 2006 Equity Plan. The cost is expected to be recognized on a straight-line basis over a weighted-average vesting period of 1.99 years.

Performance Shares

Performance shares consist of a contingent right to acquire shares of the Company’s common stock based on performance targets adopted by the Compensation Committee. The number of performance shares that will vest is based on pre-established financial performance targets for one year, two year or three year periods ending October 31, 2010, 2011 or 2012. Vesting of 0% to 150% of the indicated shares will occur depending on the achieved targets.

Performance share activity in the year ended October 31, 2010 is summarized below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)	per Share

Outstanding at October 31, 2009	407	$19.34
Granted	268	19.49
Change in units based on performance	(235)	19.35
Issued (including 8 shares withheld for income taxes)	(36)	24.51
Forfeited	(23)	18.83

Outstanding at October 31, 2010	381	$18.98

Vested at October 31, 2010	—	$—

As of October 31, 2010, there was $4.2 million of total unrecognized compensation cost (net of estimated forfeitures) related to performance shares. The cost is expected to be recognized on a straight-line basis over a weighted average vesting period of 1.87 years. These costs are based on estimated achievement of performance criteria and estimated costs will be reevaluated periodically.

Dividend Equivalent Rights

RSUs are credited with dividend equivalent rights that are converted to RSUs at the fair market value of the Company’s common stock on the dates the dividend payments are declared and are subject to the same terms and conditions as the underlying award. Performance shares granted prior to January 13, 2009 are credited with dividend equivalent rights that will be converted to performance shares at the fair market value of the Company’s common stock on the dates the dividend payments are declared and are subject to the same terms and conditions as the underlying award. Performance shares granted on or after January 13, 2009 are credited with dividend equivalent rights that will be converted to performance shares at the fair market value of the Company’s common stock beginning after the performance targets have been satisfied and are subject to the same terms and conditions as the underlying award.

Time-Vested Plan

Under the Time-Vested Plan, the options become exercisable at a rate of 20% of the shares per year beginning one year after the date of grant and expire ten years plus one month after the date of grant.

The Time-Vested Plan activity in the year ended October 31, 2010 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(In thousands)	per Share	(in years)	(In thousands)

Outstanding at October 31, 2009	1,065	$17.47
Exercised	(337)	15.46
Forfeited or expired	(27)	18.46

Outstanding at October 31, 2010	701	$18.40	3.54	$2,909

Vested and exercisable at October 31, 2010	666	$18.30	3.46	$2,827

As of October 31, 2010, there was an immaterial amount of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the Time-Vested Plan. The cost is expected to be recognized on a straight-line basis over a weighted-average vesting period of less than one year.

1996 and 2002 Price-Vested Plans

The Company has two Price-Vested Plans:  (1) the 1996 Price-Vested Plan and (2) the 2002 Price-Vested Plan. The two plans are substantially similar as each plan has pre-defined vesting prices that provide for accelerated vesting. Under each form of option agreement, if at the end of four years any of the stock price performance targets are not achieved, then the remaining options vest at the end of eight years from the date the options were granted. There have been no grants under this plan since the year ended October 31, 2005, therefore the remaining outstanding options under this plan will vest on the eighth anniversary of the award. Options vesting during the first year following grant do not become exercisable until after the first anniversary of grant. The options expire ten years after the date of grant.

Activity for the 1996 and 2002 Price-Vested Plans in the year ended October 31, 2010 is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)	per Share	(in years)	(In thousands)

Outstanding at October 31, 2009	1,249	$17.13

Exercised	(230)	15.83

Forfeited or expired	(6)	16.43

Outstanding at October 31, 2010	1,013	$17.43	3.15	$5,181

Vested and exercisable at October 31, 2010	977	$17.51	3.18	$4,922

As of October 31, 2010, there was an immaterial amount of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the Price-Vested Plans. The cost is expected to be recognized on a straight-line basis over a weighted-average vesting period of less than one year.

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

The Age-Vested Plan activity in the year ended October 31, 2010, is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)	per Share	(in years)	(In thousands)

Outstanding at October 31, 2009	423	$13.70

Exercised	(16)	11.57

Forfeited or expired	(5)	15.94

Outstanding at October 31, 2010	402	$13.75	43.90	$3,541

Vested and exercisable at October 31, 2010	72	$11.49	45.93	$791

As of October 31, 2010, there was $0.6 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the Age-Vested Plan, which is expected to be recognized on a straight-line basis over a weighted-average vesting period of 8.50 years.

Employee Stock Purchase Plan

On March 9, 2004, the stockholders of the Company approved the 2004 Employee Stock Purchase Plan under which an aggregate of 2,000,000 shares may be issued. Effective May 1, 2006, the purchase price became 95% (from 85%) of the fair market value of the Company’s common stock on the last trading day of the month. After that date, the plan is no longer considered compensatory and the values of the awards are no longer treated as share-based compensation expense. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase.

The weighted average fair values of the purchase rights granted in the years ended October 31, 2010,

2009 and 2008 under the new plan were $1.03, $0.86 and $1.05, respectively. During the years ended October 31, 2010, 2009 and 2008, 190,340, 219,067 and 222,648 shares of stock were issued under the plan at a weighted average price of $19.65, $16.29 and $20.00, respectively. The aggregate purchases in the years ended October 31, 2010, 2009 and 2008 were $3.7 million, $3.6 million and $4.5 million, respectively. On March 4, 2010, the shareholders authorized an additional 1,000,000 shares to be issued under the 2004 Employee Stock Purchase Plan. At October 31, 2010, 1,102,834 shares remained unissued under the plan.

13.	INCOME TAXES

The income taxes provision for continuing operations consists of the following components for each of the fiscal years ended October 31, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008

Current
Federal	$14,394	$5,542	$(254)
State	8,072	6,486	3,665
Foreign	83	951	18
Deferred
Federal	17,341	19,722	26,022
State	319	(2,652)	1,893
Foreign	(6)	(879)	241

	$40,203	$29,170	$31,585

The income tax provision for the year ended October 31, 2010 consists of both current and deferred income tax expense. The income tax provision for the years ended October 31, 2009 and 2008 consists primarily of deferred income tax expense. The deferred income tax expense for all three years primarily relates to the use of net operating losses and other tax attributes acquired from OneSource in the year ended October 31, 2008, which resulted in a reduction of current tax expense.

Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. statutory rates to pre-tax income from continuing operations as a result of the following for the years ended October 31, 2010, 2009 and 2008:

	2010	2009	2008

Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	6.5%	6.5%	5.1%
Federal and state tax credits	(4.6)%	(5.8)%	(4.2)%
Impact of change in state tax rate	(0.1)%	(3.7)%	(0.3)%
Tax liabilities no longer required	(0.5)%	(0.4)%	(0.6)%
Nondeductible expenses and other, net	2.3%	2.9%	2.5%

	38.6%	34.5%	37.5%

The effective tax rate for the year ended October 31, 2010 is higher than the effective tax rate for the year ended October 31, 2009 primarily due to a decrease in discrete federal and state tax benefits recorded in the year ended October 31, 2009. These tax benefits included the benefits of state tax rate increases on the carrying value of the Company’s state deferred tax assets and employment based credits.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at October 31, 2010 and 2009 are presented below:

(In thousands)	2010	2009

Deferred tax assets:
Self-insurance claims (net of recoverables)	$109,439	$111,473
Deferred and other compensation	25,516	26,202
Accounts receivable allowances	4,245	4,891
Settlement liabilities	1,306	1,278
State taxes	712	447
Federal net operating loss carryforwards	19,961	25,412
State net operating loss carryforwards	9,184	8,858
Tax credits	6,602	5,815
Other	7,872	9,708

	184,837	194,084
Valuation allowance	(6,290)	(6,147)

Total gross deferred tax assets	178,547	187,937

Deferred tax liabilities:
Property, plant and equipment	(2,426)	(4,224)
Goodwill and other acquired intangibles	(78,860)	(68,094)
Deferred software development costs	—	(4)

Total gross deferred tax liabilities	(81,286)	(72,322)

Net deferred tax assets	$97,261	$115,615

At October 31, 2010, the Company’s net deferred tax assets included a tax benefit from federal net operating loss carryforwards of $57.0 million. The federal net operating loss carryforwards will expire between 2014 and 2029. State net operating loss carryforwards will expire between the years 2011 and 2030.

The Company periodically reviews its deferred tax assets for recoverability. The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards that management believes are not likely to be realized. The Company believes the gross deferred tax assets are more likely than not to be realizable based on estimates of future taxable income.

Changes to the deferred tax asset valuation allowance for the years ended October 31, 2010 and 2009 are as follows:

(In thousands)	2010	2009

Valuation allowance at the beginning of the year	$6,147	$6,800
Other, net	143	(653)

Valuation allowance at the end of the year	$6,290	$6,147

In the year ended October 31, 2010, $0.1 million of the increase in valuation allowance was charged to income tax expense for deferred tax assets that were not expected to be ultimately realized. In the year ended October 31, 2009, the valuation allowance decreased (through a reduction of the tax provision) by $0.1 million for state net operating losses that became more-likely-than-not realizable based on updated assessments of future taxable income. In the year ended October 31, 2009, the valuation allowance also decreased by a goodwill adjustment of $0.6 million as a result of the interactions of tax positions associated with the acquisition of OneSource.

At October 31, 2010, we had unrecognized tax benefits of $101.7 million, all of which, if recognized in the future, would impact the Company’s effective tax rate. The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of October 31, 2010, the Company had accrued interest and penalties related to uncertain tax positions of $0.7 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2010	2009

Balance at beginning of year	$102,291	$100,398
Additions for tax positions related to the current year	445	1,883
Additions for tax positions related to prior years	—	317
Reductions for tax positions related to prior years	(125)	(37)
Reductions for expiration of statue of limitations	(930)	(270)

Balance as of October 31	$101,681	$102,291

The Company’s major tax jurisdiction is the United States. ABM and OneSource U.S. federal income tax returns remain open for examination for the periods ending October 31, 2006 through October 31, 2010 and March 31, 2000 through November 14, 2007, respectively. ABM is currently being examined by the Internal Revenue Service for the tax years 2006-2008. The Company does business in all 50 states, significantly in California, Texas and New York, as well as Puerto Rico and Canada. In major state jurisdictions, the tax years 2006-2010 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by Illinois, Maryland, Utah, New Jersey, Massachusetts, New York, California and Puerto Rico. An estimate of the range of possible changes in unrecognized tax benefits over the next 12 months cannot be made at this time.

14.	SEGMENT INFORMATION

The Company is organized into four reportable operating segments, Janitorial, Parking, Security and Engineering, which are summarized as follows:

	Year Ended October 31,
(In thousands)	2010	2009	2008

Revenues
Janitorial	$2,337,940	$2,382,025	$2,492,270
Parking	469,398	457,477	475,349
Security	336,249	334,610	333,525
Engineering	350,787	305,694	319,847
Corporate	1,373	2,017	2,599

	3,495,747	3,481,823	3,623,590

Operating profit
Janitorial	140,983	139,858	118,538
Parking	22,738	20,285	19,438
Security	7,487	8,221	7,723
Engineering	21,955	19,658	19,129
Corporate	(84,324)	(95,915)	(65,319)

Operating profit	108,839	92,107	99,509
Credit loss on auction rate security:
Gross other-than-temporary impairment losses (“OTTI”)	—	3,695
OTTI recognized in earnings (other comprehensive income)	127	(2,129)	—
Interest expense	4,639	5,881	15,193

Income from continuing operations before income taxes	$104,073	$84,660	$84,316

The unallocated corporate expenses include a $1.2 million and a $9.4 million increase in the years ended October 31, 2010 and 2009, respectively, and a $22.8 million reduction of insurance reserves in the year ended October 31, 2008, related to claims incurred in prior years. (See Note 8, “Self-Insurance”.) Had the Company allocated these insurance charges among the segments, the reported pre-tax operating profits of the segments, as a whole, would have decreased by $1.2 million and $9.4 million in the years ended October 31, 2010 and 2009, respectively, and increased $22.8 million in the year ended October 31, 2008 with an equal and offsetting change to unallocated corporate expenses and, therefore, no change to consolidated pre-tax earnings.

	Year Ended October 31,
(In thousands)	2010	2009	2008

Total Identifiable Assets *
Janitorial	$902,541	$881,862	$1,030,761
Parking	145,801	100,549	102,740
Security	112,194	107,667	107,203
Engineering	68,710	68,482	64,588
Corporate	313,772	347,239	224,939

	1,543,018	1,505,799	1,530,231

Depreciation and Amortization
Janitorial	18,356	18,009	18,455
Parking	2,797	2,746	2,641
Security	1,443	1,703	2,184
Engineering	549	350	103
Corporate	13,170	10,517	4,692

	36,315	33,325	28,075

Capital Expenditures
Janitorial	12,503	6,633	10,266
Parking	1,265	1,815	2,058
Security	451	258	972
Engineering	79	749	114
Corporate	9,644	9,127	20,653

	$23,942	$18,582	$34,063

*	Excludes assets of discontinued operations of $5.7 million, $15.4 million and $45.7 million as of October 31, 2010, 2009 and 2008, respectively.

15.	DISCONTINUED OPERATIONS

On October 31, 2008, the Company completed the sale of substantially all of the assets of its former Lighting segment, excluding accounts receivable and certain other assets and liabilities, to Sylvania Lighting Services Corp (“Sylvania”). The consideration received in connection with such sale was $34.0 million in cash, which included certain adjustments, payment to the Company of $0.6 million pursuant to a transition services agreement and the assumption of certain liabilities under certain contracts and leases relating to the period after the closing. In connection with the sale, the Company recorded a loss of approximately $3.5 million, including income tax expense of $1.0 million. The remaining assets and liabilities associated with the Lighting segment have been classified as assets and liabilities of discontinued operations for all periods presented. The results of operations of the Lighting segment for all periods presented are classified as “(Loss) income from discontinued operations, net of taxes.”

The carrying amounts of the major classes of assets and liabilities of the Lighting segment included in discontinued operations are as follows:

	October 31,
(In thousands)	2010	2009

Trade accounts receivable, net	$185	$499
Notes receivable and other	602	1,937
Other receivables due from Sylvania (1)	3,473	8,351

Current assets of discontinued operations	4,260	10,787

Long-term notes receivable	374	976
Other receivables due from Sylvania (1)	1,018	3,591

Non-current assets of discontinued operations	1,392	4,567

Trade accounts payable	9	840
Accrued liabilities	—	53
Due to Sylvania, net (2)	62	172

Current liabilities of discontinued operations	$71	$1,065

(1)	In connection with the sale of the Lighting segment, Sylvania acquired certain contracts containing deferred charges. Payments received by Sylvania from clients with respect to the deferred charges for these contracts are paid to the Company.

(2)	Represents net amounts collected on Sylvania’s behalf pursuant to a transition services agreement, which was entered into in connection with the sale of the Lighting segment.

The summarized operating results of the Company’s discontinued Lighting segment for the years ended October 31, 2010, 2009 and 2008 are as follows:

	Years Ended October 31,
(In thousands)	2010	2009	2008

Revenues	$71	$412	$114,904

Goodwill impairment	—	—	4,500

Income (loss) before income taxes	409	(1,725)	(4,052)
Provision (benefit) for income taxes	158	(528)	(276)

Income (loss) from discontinued operations, net of taxes	$251	$(1,197)	$(3,776)

The income from discontinued operations, net of taxes, of $0.3 million for the year ended October 31, 2010 primarily relates to the recovery of previously written-off accounts receivables. The loss from discontinued operations, net of taxes, of $1.2 million and $3.8 million for the years ended October 31, 2009 and 2008, respectively, primarily relates to severance related costs and selling, general and administrative transition costs.

During the year ended October 31, 2008, in response to objective evidence about the implied value of goodwill relating to the Company’s Lighting segment, the Company performed an assessment of goodwill for impairment. The goodwill in the Company’s Lighting segment was determined to be impaired and a non-cash, partially tax-deductible goodwill impairment charge of $4.5 million was recorded on April 30, 2008, which is included in discontinued operations in the accompanying consolidated statements of income for the year ended October 31, 2008.

16.	SUBSEQUENT EVENTS

Acquisition of Linc

On December 1, 2010, the Company acquired Linc pursuant to an Agreement and Plan of Merger, dated as of December 1, 2010 (the “Merger Agreement”), by and among ABM, Linc, GI Manager LP, as the Members Representative, and Lightning Services, LLC, a wholly-owned subsidiary of ABM (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Linc, and Linc continued as the surviving corporation and as a wholly owned subsidiary of ABM. The aggregate purchase price for all of the outstanding limited liability company interests of Linc was approximately $301.0 million, subject to certain adjustments as set forth in the Merger Agreement. In connection with the Linc acquisition, the Company acquired $98.4 million of outstanding surety bonds and $11.9 million of standby letters of credit as of the acquisition date. Linc provides end-to-end integrated facilities management services that improve operating efficiencies, reduce energy consumption and lower overall operational costs for facilities in the governmental, commercial and residential markets throughout the United States and select international markets. The operations of Linc will be included in the Engineering segment as of the acquisition date.

Line of Credit Facility

On November 30, 2010, the Company terminated the old Facility and replaced it with a new $650 million five year syndicated line of credit (the “new Facility”). The new Facility is scheduled to expire on November 30, 2015, with the option to increase the size of the new Facility to $850 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). Borrowings under the new Facility were used in part to acquire Linc on December 1, 2010, as well as pay down the outstanding balances under the old Facility. The new Facility is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures and other general corporate purposes, including acquisitions.

Under the new Facility, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 1.5% to 2.5% or, at the Company’s election, at the higher of: the federal funds rate plus 0.5%; the Bank of America prime rate (“Alternate Base Rate”) plus a spread of 0.5% to 1.5%; and the Eurodollar rate plus 1.0%. The new Facility calls for a non-use fee payable quarterly, in arrears, of 0.25% to 0.50% of the average, daily, unused portion of the new Facility. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program and cash borrowings are included as usage of the new Facility. The spreads for LIBOR and the Alternate Base Rate and the non-use fee percentage are based on the Company’s leverage ratio.

The new Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the new Facility also requires that the Company maintain three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at any time; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at each fiscal quarter-end; and (3) a consolidated net worth of greater than or equal to the sum of (i) $570.0 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after November 30, 2010 (with no deduction for a net loss in any such fiscal quarter), and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of the Company after November 30, 2010 by reason of the issuance and sale of capital stock or other equity interests of the Company or any subsidiary, including upon any conversion of debt securities of the Company into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to the Company’s employee stock purchase plans, employee stock option plans and similar programs.

If an event of default occurs under the new Facility, including certain cross-defaults, insolvency, change in control, and violation of specific covenants, among others, the lenders can terminate or suspend the Company’s access to the new Facility, declare all amounts outstanding under the new Facility, including all accrued interest and unpaid fees, to be immediately due and payable, and/or require that the Company cash collateralize the outstanding letter of credit obligations.

17.	QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Quarter
(In thousands, except per share amounts)	First	Second	Third	Fourth	Year

Year ended October 31, 2010
Revenues	$869,884	$855,461	$869,029	$901,373	$3,495,747

Gross profit	87,783	83,487	92,805	97,654	361,729

Credit losses on auction rate security:
Gross other-than-temporary impairment losses (“OTTI”)	—	101	—	(101)	—
OTTI recognized in earnings	—	26	—	101	127

Income from continuing operations	12,836	8,623	20,973	21,438	63,870
(Loss) income from discontinued operations	(61)	(46)	(10)	368	251

Net income	12,775	8,577	20,963	21,806	64,121

Net income per common share — Basic(1)
Income from continuing operations	0.25	0.16	0.40	0.42	1.23
Loss from discontinued operations	—	—	—	—	—

Net income per common share — Basic	0.25	0.16	0.40	0.42	1.23

Net income per common share — Diluted(1)
Income from continuing operations	0.24	0.16	0.40	0.41	1.21
Loss from discontinued operations	—	—	—	—	—

Net income per common share — Diluted	$0.24	$0.16	$0.40	$0.41	$1.21

Year ended October 31, 2009
Revenues	$887,472	$855,711	$870,635	$868,005	$3,481,823

Gross profit	100,204	89,563	88,186	89,171	367,124

Credit loss on auction rate security:
Gross other-than-temporary impairment losses (“OTTI”)	—	—	3,575	120	3,695
OTTI recognized in other comprehensive income	—	—	(2,009)	(120)	(2,129)

Income from continuing operations	14,755	13,049	12,400	15,286	55,490
Loss from discontinued operations	(538)	(272)	(124)	(263)	(1,197)

Net income	14,217	12,777	12,276	15,023	54,293

Net income per common share — Basic(1)
Income from continuing operations	0.29	0.25	0.24	0.30	1.08
Loss from discontinued operations	(0.01)	—	—	(0.01)	(0.02)

Net income per common share — Basic	0.28	0.25	0.24	0.29	1.06

Net income per common share — Diluted(1)
Income from continuing operations	0.29	0.25	0.24	0.29	1.07
Loss from discontinued operations	(0.01)	—	—	—	(0.02)

Net income per common share — Diluted	$0.28	$0.25	$0.24	$0.29	$1.05

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for the year-to-date periods, due to the effects of rounding for each period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, the Company’s management concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of October 31, 2010. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

c. Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information required by this Item 10 is included under the headings “Proposal — Election of Directors,” “Corporate Governance,” “Corporate Governance — Audit Committee Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on March 8, 2011 (“2011 Proxy Statement”). All of this information is incorporated by reference into this Annual Report. The 2011 Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Company’s fiscal year ended October 31, 2010.

On March 3, 2010, the Company filed its Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.

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

The information required by this item with regard to officer and director compensation is incorporated by reference from the information set forth under the caption “Officers’ and Directors’ Compensation” contained in the 2011 Proxy Statement. The information required by this item with respect to compensation committee interlocks and insider participation is incorporated by reference from the information so titled under the caption “Corporate Governance” contained in the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” contained in the 2011 Proxy Statement.

Equity Compensation Plan Information

The following table provides information regarding the Company’s equity compensation plans as of October 31, 2010:

Number of Securities
Remaining Available
for
Future Issuance
	Number of Securities			Under
	to be Issued Upon		Weighted-Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected
	Warrants and Rights		Warrants and Rights	in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	3,315,348	(1)	$18.30	2,823,526	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	3,315,348		$18.30	2,823,526

(1)	Does not include outstanding restricted stock units or performance shares.

(2)	Includes 1,102,834 shares available for issuance under the Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the information so titled under the caption “Officers’ and Directors’ Compensation” contained in the 2011 Proxy Statement. The information required by this item with respect to director independence is incorporated by reference from the information set forth under the caption “Corporate Governance” contained in the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information set forth under the caption “Audit Related Matters” contained in the 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1. Consolidated Financial Statements of ABM Industries Incorporated and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — October 31, 2010 and 2009

Consolidated Statements of Income — Years ended October 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended October 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows — Years ended October 31, 2010, 2009 and 2008

Notes to the Consolidated Financial Statements.

2. Consolidated Financial Statement Schedule of ABM Industries Incorporated and Subsidiaries: Schedule II — Consolidated Valuation Accounts — Years ended October 31, 2010, 2009 and 2008.

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
December 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Henrik C. Slipsager

Henrik C. Slipsager
President & Chief Executive Officer and Director
(Principal Executive Officer)
December 23, 2010

/s/  James S. Lusk

James S. Lusk
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)
December 23, 2010

/s/  Dean A. Chin

Dean A. Chin
Senior Vice President and Controller
(Principal Accounting Officer)
December 23, 2010

/s/  Maryellen C. Herringer

Maryellen C. Herringer
Chairman of the Board and Director
December 23, 2010

/s/  Dan T. Bane

Dan T. Bane, Director
December 23, 2010

/s/  Linda Chavez

Linda Chavez, Director
December 23, 2010

/s/  J. Philip Ferguson

J. Philip Ferguson, Director
December 23, 2010

/s/  Anthony G. Fernandes

Anthony G. Fernandes, Director
December 23, 2010

/s/  Luke S. Helms

Luke S. Helms, Director
December 23, 2010

/s/  Henry L. Kotkins, Jr.

Henry L. Kotkins, Jr., Director
December 23, 2010

/s/  William W. Steele

William W. Steele, Director
December 23, 2010

Schedule II

CONSOLIDATED VALUATION ACCOUNTS

	Balance		Charges to	Write-offs	Balance
	Beginning		Costs and	Net of	End of
(In thousands)	of Year	Acquisitions	Expenses	Recoveries	Year

Accounts receivable allowances
Years ended October 31,
2010	$10,772	281	14,239	(14,620)	$10,672
2009	12,466	—	23,072	(24,766)	10,772
2008	6,379	2,353	21,851	(18,117)	12,466

The 2009 presentation of charges to costs and expenses and write-offs net of recoveries have been reclassified to conform to the comparable periods presented. This adjustment had no impact on the Company’s consolidated financial statements for any periods presented.

EXHIBIT INDEX

		Incorporated by Reference

Exhibit
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase and Sale Agreement, dated as of August 29, 2008 by and among ABM Industries Incorporated, a Delaware corporation, Amtech Lighting Services, Amtech Lighting Services of the Midwest and Amtech Lighting and Electrical Services, each of which are California corporations, and Sylvania Lighting Services Corp., a Delaware corporation	8-K	001-08929	2.1	September 5, 2008
2.2	Agreement and Plan of Merger, dated December 1, 2010, by and among ABM Industries Incorporated, Lightning Services, LLC, The Linc Group, LLC and GI Manager L.P.	8-K	001-08929	2.1	December 2, 2010
3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated November 25, 2003	10-K	001-08929	3.1	January 14, 2004
3.2	Bylaws, as amended December 13, 2010	8-K	001-08929	3.2	December 16, 2010
10.1	Credit Agreement, dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	December 2, 2010
10.2	Amended and Restated Master Services Agreement, dated February 24, 2009, by and between ABM Industries Incorporated and International Business Machines Corporation	8-K/A	001-08929	10.1	February 26, 2009
10.3	Transition Agreement, dated February 24, 2009, by and between ABM Industries Incorporated and International Business Machines Corporation	8-K/A	001-08929	10.2	February 26, 2009
10.4*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005
10.5*	Director Retirement Plan Distribution Election Form, as revised June 16, 2006	10-Q	001-08929	10.1	September 8, 2006
10.6*	Arrangements With Non-Employee Directors	10-K	001-08929	10.6	December 22, 2009
10.7*‡	Deferred Compensation Plan for Non-Employee Directors, as amended and restated December 13, 2010
10.8*	Form of Director Indemnification Agreement	10-Q	001-08929	10.5	March 6, 2009
10.9*	ABM Executive Officer Incentive Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.6	September 8, 2008
10.10*	2006 Equity Incentive Plan, as amended and restated January 11, 2010	10-Q	001-08929	10.1	March 4, 2010
10.11*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, as amended and restated March 31, 2010	8-K	001-08929	10.1	April 2, 2010
10.12*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.3	September 8, 2008

		Incorporated by Reference

Exhibit
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.13*‡	Statement of Terms and Conditions Applicable to Restricted Stock Units Granted Pursuant to the 2006 Equity Incentive Plan to Directors Who Elect to Relinquish Their Benefits Effective November 1, 2006, as amended and restated September 8, 2010
10.14*	Form of Non-Qualified Stock Option Agreement — 2006 Equity Plan	10-Q	001-08929	10.4	June 4, 2010
10.15*	Form of Restricted Stock Agreement — 2006 Equity Plan	10-K	001-08929	10.31	December 22, 2006
10.16*	Form of Restricted Stock Unit Agreement — 2006 Equity Plan	10-Q	001-08929	10.5	June 4, 2010
10.17*	Form of Performance Share Agreement — 2006 Equity Plan	10-K	001-08929	10.33	December 22, 2006
10.18*	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated as of December 9, 2008	8-K	001-08929	10.1	December 15, 2008
10.19*	Time-Vested Incentive Stock Option Plan, as amended and restated as of September 4, 2007	10-Q	001-08929	10.2	September 10, 2007
10.20*	1996 Price-Vested Performance Stock Option Plan, as amended and restated as of September 4, 2007	10-Q	001-08929	10.3	September 10, 2007
10.21*	2002 Price-Vested Performance Stock Option Plan, as amended and restated as of September 4, 2007	10-Q	001-08929	10.4	September 10, 2007
10.22* ‡	Deferred Compensation Plan for Executives, amended and restated, October 25, 2010
10.23*	Form of Restricted Stock Unit Agreement dated March 31, 2010 for Awards to Certain Executive Officers	8-K	001-08929	10.2	April 2, 2010
10.24*	Form of Stock Option Agreement dated March 31, 2010 for Awards to Certain Executive Officers	8-K	001-08929	10.3	April 2, 2010
10.25*	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.4	September 8, 2008
10.26*	Service Award Benefit Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.5	September 8, 2008
10.27*	Executive Severance Pay Policy, as amended and restated June 3, 2008	10-Q	001-08929	10.7	September 8, 2008
10.28*	Amended and Restated Employment Agreement dated December 16, 2009 by and between ABM Industries Incorporated and Henrik C. Slipsager	10-Q	001-08929	10.3	March 4, 2010
10.29*	Form of Executive Employment Agreement (with term) with James S. Lusk, James P. McClure, Sarah H. McConnell and Steven M. Zaccagnini	8-K	001-08929	10.1	October 27, 2010
10.30*‡	Form of Executive Employment Agreement (with term)
10.31*‡	Form of Executive Employment Agreement (without term)
10.32*	Form of Amended and Restated Executive Change in Control Agreement with Henrik C. Slipsager, James S. Lusk, James P. McClure and Steven M. Zaccagnini	8-K	001-08929	10.1	December 31, 2008

Incorporated by Reference

Exhibit
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.33*	Annex A for Change in Control Agreement for Henrik C. Slipsager	8-K/A	001-08929	10.1	January 5, 2009
10.34*	Executive Change in Control Agreement with Sarah H. McConnell	10-K	001-08929	10.32	December 22, 2009
21.1‡	Subsidiaries of the Registrant
23.1‡	Consent of Independent Registered Public Accounting Firm
31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement

‡	Indicates filed herewith

†	Indicates furnished herewith