Form 10-Q
period 2011-01-31
ABM INDUSTRIES INC /DE/
filed 2011-03-10
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2011

Common Stock, $0.01 par value per share	53,019,808 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
FORM 10-Q
For the quarterly period ended January 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
(in thousands, except share amounts)	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$31,365	$39,446
Trade accounts receivable, net of allowances of $15,705 and $10,672 at January 31, 2011 and October 31, 2010, respectively	574,532	450,513
Prepaid income taxes	1,516	1,498
Current assets of discontinued operations	3,705	4,260
Prepaid expenses	49,151	41,306
Notes receivable and other	26,525	20,402
Deferred income taxes, net	44,820	46,193
Insurance recoverables	5,138	5,138

Total current assets	736,752	608,756

Non-current assets of discontinued operations	830	1,392
Insurance deposits	36,177	36,164
Other investments and long-term receivables	3,845	4,445
Deferred income taxes, net	51,578	51,068
Insurance recoverables	70,960	70,960
Other assets	67,679	37,869
Investments in auction rate securities	20,910	20,171
Investments in unconsolidated affiliates	12,016	—
Property, plant and equipment, net of accumulated depreciation of $105,252 and $98,884 at January 31, 2011 and October 31, 2010, respectively	66,176	58,088
Other intangible assets, net of accumulated amortization of $60,236 and $54,889 at January 31, 2011 and October 31, 2010, respectively	162,398	65,774
Goodwill	726,518	593,983

Total assets	$1,955,839	$1,548,670

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	January 31,	October 31,
(in thousands, except share amounts)	2011	2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$134,447	$78,928
Accrued liabilities
Compensation	98,019	89,063
Taxes — other than income	27,320	17,663
Insurance claims	76,500	77,101
Other	82,960	70,119
Income taxes payable	1,334	977

Total current liabilities	420,580	333,851

Income taxes payable	30,653	29,455
Line of credit	430,000	140,500
Retirement plans and other	55,445	34,626
Insurance claims	270,272	271,213

Total liabilities	1,206,950	809,645

Stockholders’ equity
Commitments and Contingencies
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,989,573 and 52,635,343 shares issued at January 31, 2011 and October 31, 2010, respectively	530	526
Additional paid-in capital	200,079	192,418
Accumulated other comprehensive loss, net of taxes	(897)	(1,863)
Retained earnings	549,177	547,944

Total stockholders’ equity	748,889	739,025

Total liabilities and stockholders’ equity	$1,955,839	$1,548,670

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	January 31,
(in thousands, except per share data)	2011	2010
	(Unaudited)

Revenues	$1,029,169	$869,884

Expenses
Operating	927,760	782,101
Selling, general and administrative	79,200	62,802
Amortization of intangible assets	5,293	2,775

Total expenses	1,012,253	847,678

Operating profit	16,916	22,206
Income from unconsolidated affiliates	787	—
Interest expense	(4,046)	(1,215)

Income from continuing operations before income taxes	13,657	20,991
Provision for income taxes	(5,252)	(8,155)

Income from continuing operations	8,405	12,836
Loss from discontinued operations, net of taxes	(15)	(61)

Net income	$8,390	$12,775

Net income per common share — Basic
Income from continuing operations	$0.16	$0.25
Loss from discontinued operations	—	—

Net Income	$0.16	$0.25

Net income per common share — Diluted
Income from continuing operations	$0.16	$0.24
Loss from discontinued operations	—	—

Net Income	$0.16	$0.24

Weighted-average common and common equivalent shares outstanding
Basic	52,839	51,821
Diluted	53,893	52,548

Dividends declared per common share	$0.140	$0.135
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 31,
(in thousands)	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$8,390	$12,775
Loss from discontinued operations, net of taxes	(15)	(61)

Income from continuing operations	8,405	12,836
Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization of intangible assets	12,674	8,493
Deferred income taxes	2,092	4,868
Share-based compensation expense	2,174	1,960
Provision for bad debt	875	606
Discount accretion on insurance claims	220	228
Loss (gain) on sale of assets	28	(92)
Income from unconsolidated affiliates	(787)	—
Distributions from unconsolidated affiliates	157	—
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(37,109)	(32,276)
Prepaid expenses and other current assets	(6,860)	2,241
Insurance recoverables	—	1,400
Other assets and long-term receivables	1,823	1,161
Income taxes payable	1,537	4,286
Retirement plans and other non-current liabilities	(998)	(928)
Insurance claims payable	(3,887)	(498)
Trade accounts payable and other accrued liabilities	19,914	(16,505)

Total adjustments	(8,147)	(25,056)

Net cash provided by (used in) continuing operating activities	258	(12,220)
Net cash provided by discontinued operating activities	1,039	3,307

Net cash provided by (used in) operating activities	1,297	(8,913)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,213)	(7,379)
Proceeds from sale of assets	34	1,043
Purchase of businesses, net of cash acquired	(292,178)	(588)
Investments in unconsolidated affiliates	(630)	—

Net cash used in investing activities	(297,987)	(6,924)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	5,731	1,251
Dividends paid	(7,398)	(6,992)
Deferred financing costs paid	(4,991)	—
Borrowings from line of credit	430,500	131,000
Repayment of borrowings from line of credit	(141,000)	(131,500)
Changes in book cash overdrafts	5,767	9,102

Net cash provided by financing activities	288,609	2,861

Net decrease in cash and cash equivalents	(8,081)	(12,976)
Cash and cash equivalents at beginning of period	39,446	34,153

Cash and cash equivalents at end of period	$31,365	$21,177

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Three Months Ended
	January 31,
(in thousands)	2011	2010
	(Unaudited)
Supplemental Data:
Cash paid (refunded) for income taxes, net of refunds received	$688	$(1,243)
Tax effect from exercise of options	971	241
Cash received from exercise of options	4,760	1,010
Interest paid on line of credit	$2,881	$979
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of ABM Industries Incorporated (“ABM”) represent the accounts of ABM and its subsidiaries (collectively, the “Company”). The financial statements contained in this report are unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in ABM’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. All references to years are to the Company’s fiscal year, which ends on October 31.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in ABM’s condensed consolidated financial statements and the accompanying notes. These estimates are based on information available as of the date of these financial statements. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to fairly state the information for each period contained therein. The results of operations for the three months ended January 31, 2011 are not necessarily indicative of the operating results that might be expected for the full fiscal year or any future periods.
Significant Accounting Policies
For a description of the Company’s significant accounting policies, see Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010. In connection with the acquisition of The Linc Group, LLC (“Linc”) on December 1, 2010, the Company has adopted the following additional significant accounting policies:
Revenue Recognition
Linc performs long-term fixed-price repair and refurbishment contracts which are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, revenues are recognized as the work progresses. The percentage of work completed is determined principally by comparing the actual costs incurred to date with the current estimate of total costs to complete to measure the stage of completion. Revenue and gross profit are adjusted periodically for revisions in estimated total contract costs and values. Estimated losses are recorded when identified.
Linc maintains individual and area franchises that permit companies to perform engineering services under the “Linc Network” brand. Revenue from franchisees consists of start-up fees (which are recognized when all material services or conditions relating to the sale have been substantially performed or satisfied) and continuing franchise royalty fees that are generally based on a percentage of franchisee revenue (which are recorded as revenue by the Company as the fees are earned and become receivable from the franchisee). Direct (incremental) costs relating to franchise sales for which the revenue has not been recognized are deferred until the related revenue is recognized. Costs relating to continuing franchise fees are expensed as incurred.
Guarantees
Linc offers certain customers guaranteed energy savings on installed equipment under long-term service and maintenance contracts. The total energy savings guarantees were $24.1 million at January 31, 2011 and extend from 2012 to 2025. The Company accrues for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated based on historical experience. Historically, Linc has not incurred any significant losses in connection with these guarantees, and the Company does not expect any significant future losses.

Investments in Unconsolidated Affiliates
Linc owns non-controlling interests in certain affiliated entities that provide engineering services to government and commercial clients, primarily in the United States and the Middle East. The carrying amount of the investments in unconsolidated affiliates was $12.0 million at January 31, 2011. The Company accounts for such investments, in which it holds a significant interest but does not exercise controlling influence, under the equity method of accounting. The Company evaluates its equity method investments for impairment whenever events, or changes in circumstances, indicate that the carrying amounts of such investments may not be recoverable. The differences between the carrying amounts and the estimated fair values of equity method investments are recognized as an impairment loss when the loss is deemed to be other-than-temporary.
Parking Revenue Presentation
The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Parking revenues related solely to the reimbursement of expenses totaled $73.4 million and $56.0 million for the three months ended January 31, 2011 and 2010, respectively.
2. Acquisitions
On December 1, 2010, the Company acquired Linc pursuant to an Agreement and Plan of Merger, dated as of December 1, 2010 (the “Merger Agreement”), by and among ABM, Linc, GI Manager LP, as the Members Representative, and Lightning Services, LLC, a wholly-owned subsidiary of ABM (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Linc, and Linc continued as the surviving corporation and as a wholly-owned subsidiary of ABM. The aggregate purchase price for all of the outstanding limited liability company interests of Linc was $300.6 million, subject to certain adjustments as set forth in the Merger Agreement. Linc provides end-to-end integrated facilities management services that improve operating efficiencies, reduce energy consumption and lower overall operational costs for governmental, commercial and residential clients throughout the United States and in select international markets. Some of these services are performed through franchisees and other affiliated entities. The operations of Linc are included in the Engineering segment as of the acquisition date. Revenues and operating profit associated with Linc, and included in the Company’s condensed consolidated statements of income for the three months ended January 31, 2011, were $93.6 million and $3.1 million, respectively. Pro forma financial information for this acquisition has not been provided, as such information is not materially different from the Company’s historical results.
This acquisition was accounted for under the acquisition method of accounting. The Company has performed a preliminary allocation of the purchase price to the underlying net assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess of the purchase price allocated to goodwill. The Company has not completed the analysis of certain acquired assets and assumed liabilities, including, but not limited to, other identifiable intangible assets (customer contracts), investments in unconsolidated affiliates, self-insurance reserves, certain legal contingencies, and income taxes. However, the Company is continuing its review of these items during the measurement period, and further changes to the preliminary allocation will be recognized as the valuations are finalized.

The preliminary purchase price and related allocations are summarized as follows:

(in thousands)

Purchase price:

Total cash consideration	$300,645

Allocated to:
Cash and cash equivalents	$8,467
Trade accounts receivable	87,785
Prepaid expenses and other current assets	7,108
Investments in unconsolidated affiliates	10,735
Property, plant and equipment	10,337
Other identifiable intangible assets	102,000
Other assets	27,007
Accounts payable	(37,939)
Insurance claims	(2,125)
Accrued expenses and other current liabilities	(23,416)
Non-current liabilities	(21,834)
Goodwill	132,520

Net assets acquired	$300,645

The fair values of the acquired customer contracts will be amortized using the sum-of-the-years-digits method, over their useful lives of 13 — 20 years, which is consistent with the estimated useful life considerations used in the determination of their preliminary fair values. The amount allocated to goodwill is reflective of the Company’s identification of buyer-specific synergies that the Company anticipates will be realized by, among other things, reducing duplicative positions and back office functions, consolidating facilities, and reducing professional fees and other services.
The transaction was a taxable asset acquisition of the Linc organization for U.S. income tax purposes and no deferred taxes have been recorded on a significant portion of the acquired assets and liabilities. However, deferred taxes have been recorded for certain assets and liabilities where the Company receives a carryover basis for tax purposes. Additional deferred taxes may be recorded as the Company finalizes its assessments of the fair value of the remaining acquired assets and liabilities. A significant portion of the goodwill associated with the acquisition is expected to be amortizable for income tax purposes.
3. Fair Value Measurements
A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).

The following tables present information about assets and liabilities required to be carried at fair value on a recurring basis as of January 31, 2011 and October 31, 2010:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in thousands)	January 31, 2011	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$5,357	$5,357	$—	$—
Investments in auction rate securities	20,910	—	—	20,910
Interest rate swap	179	—	179	—

Total assets	$26,446	$5,357	$179	$20,910

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in thousands)	October 31, 2010	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$5,717	$5,717	$—	$—
Investments in auction rate securities	20,171	—	—	20,171

Total assets	$25,888	$5,717	$—	$20,171

Liabilities
Interest rate swap	$445	$—	$445	$—

Total liabilities	$445	$—	$445	$—

The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices.
For investments in auction rate securities that were not redeemed or had no market activity indicative of fair market value, the fair value of the investments in auction rate securities is based on discounted cash flow valuation models, primarily utilizing unobservable inputs. During the three months ended January 31, 2011, the Company had no transfers of assets or liabilities between any of the above hierarchy levels. See Note 4, “Auction Rate Securities,” for the roll-forwards of assets measured at fair value using significant unobservable Level 3 inputs.
The fair value of the interest rate swaps is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for London Interbank Offered Rate forward rates at the end of the period. See Note 7, “Line of Credit Facility.”
Other Financial Assets and Liabilities
Due to the short-term maturities of the Company’s cash, cash equivalents, receivables, payables, and current assets and liabilities of discontinued operations, the carrying value of these financial instruments approximates their fair market values. Due to the variable interest rates, the fair value of outstanding borrowings under the Company’s $650.0 million line of credit approximates its carrying value of $430.0 million. The carrying value of the receivables included in non-current assets of discontinued operations of $0.8 million and the insurance deposits related to self-insurance claims of $36.2 million approximates fair market value.
4. Auction Rate Securities
As of January 31, 2011, the Company held investments in auction rate securities from five different issuers having an original principal amount of $5.0 million each (aggregating $25.0 million). At January 31, 2011 and October 31, 2010, the estimated fair value of these securities, in total, was approximately $20.9 million and $20.2 million, respectively. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007. On February 11, 2011, one of the Company’s auction rate securities was redeemed by the issuer at its par value of $5.0 million. As of January 31, 2011 and the redemption date, this security was valued at $5.0 million, therefore, no gain or loss was recognized upon its redemption.

For securities that were not redeemed or had no market activity indicative of fair market value, the Company estimates the fair values of auction rate securities it holds utilizing a discounted cash flow model, which considers, among other factors, assumptions about: (1) the underlying collateral; (2) credit risks associated with the issuer; (3) contractual maturity; (4) credit enhancements associated with financial insurance guarantees, if any; and (5) assumptions about when, if ever, the security might be re-financed by the issuer or have a successful auction. Since there can be no assurance that auctions for these securities will be successful in the near future, the Company has classified its auction rate securities as long-term investments.
The following table presents the significant assumptions used to determine the fair value of the Company’s auction rate securities at January 31, 2011 and October 31, 2010:

Assumption	January 31, 2011	October 31, 2010
Discount rates	L + 2.24% – L + 14.71%	L + 2.50% – L + 18.59%
Yields	L + 2.0% – L + 3.5%	L + 2.0% – L + 3.5%
Average expected lives	4 – 10 years	4 – 10 years

L — London Interbank Offered Rate
The Company’s determination of whether its auction rate securities are other-than-temporarily impaired is based on an evaluation of several factors, circumstances, and known or reasonably supportable trends including, but not limited to: (1) the Company’s intent to not sell the securities; (2) the Company’s assessment that it is not more likely than not that the Company will be required to sell the securities before recovering its cost basis; (3) expected defaults; (4) available ratings for the securities or the underlying collateral; (5) the rating of the associated guarantor (where applicable); (6) the nature and value of the underlying collateral expected to service the investment; (7) actual historical performance of the security in servicing its obligations; and (8) actuarial experience of the underlying re-insurance arrangement (where applicable), which in certain circumstances may have preferential rights to the underlying collateral.
The Company’s determination of whether an other-than-temporary impairment represents a credit loss is based upon the difference between the present value of the expected cash flows to be collected and the amortized cost basis of the security. Significant assumptions used in estimating the credit loss include: (1) default rates for the security and the mono-line insurer, if any (which are based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents the Company’s view of when market efficiencies for securities may be restored). Adverse changes in any of these factors could result in additional declines in fair value and further other-than-temporary impairments in the future. There were no other-than-temporary impairments identified during the three months ended January 31, 2011.
The following table presents the changes in the cost basis and fair value of the Company’s auction rate securities for the three months ended January 31, 2011:

		Fair Value
(in thousands)	Cost Basis	(Level 3)

Balance at beginning of year	$23,307	$20,171
Unrealized gains	—	947
Unrealized losses	—	(208)

Balance at January 31, 2011	$23,307	$20,910

At January 31, 2011 and October 31, 2010, unrealized losses of $2.4 million ($1.5 million net of taxes) and $3.1 million ($1.9 million net of taxes) were recorded in accumulated other comprehensive loss, respectively.

5. Net Income per Common Share
Basic net income per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed exercise and conversion of certain stock options, restricted stock units, and performance shares. The calculation of basic and diluted net income per common share is as follows:

	Three Months Ended
	January 31,
(in thousands, except per share data)	2011	2010

Income from continuing operations	$8,405	$12,836
Loss from discontinued operations, net of taxes	(15)	(61)

Net income	$8,390	$12,775

Weighted-average common shares outstanding — Basic	52,839	51,821
Effect of dilutive securities:
Stock options	511	389
Restricted stock units	372	262
Performance shares	171	76

Weighted-average common shares outstanding — Diluted	53,893	52,548

Net income per common share
Basic	$0.16	$0.25
Diluted	$0.16	$0.24
The diluted net income per common share excludes certain stock options and restricted stock units since the effect of including these stock options and restricted stock units would have been anti-dilutive, as follows:

	Three Months Ended
	January 31,
(in thousands)	2011	2010

Stock options	90	846
Restricted stock units	573	23
Performance shares	68	—
6. Self-Insurance
The Company’s self-insurance reserves during interim periods are based on actuarial rates that consider the most recently completed actuarial reports and subsequent known or expected trends. During the remainder of 2011, actuarial reports are expected to be completed for the Company’s significant programs using recent claims data, and may result in adjustments to earnings during the third and fourth quarters of 2011.
At January 31, 2011, the Company had $106.1 million in standby letters of credit (primarily related to its workers’ compensation, general liability, automobile, and property damage programs), $36.2 million in restricted insurance deposits, and $188.8 million in surety bonds supporting insurance claim liabilities. At October 31, 2010, the Company had $100.8 million in standby letters of credit, $36.2 million in restricted insurance deposits, and $112.5 million in surety bonds supporting insurance claim liabilities.

7. Line of Credit Facility
On November 30, 2010, the Company terminated its then-existing $450.0 million syndicated line of credit and replaced it with a $650.0 million five-year syndicated line of credit that is scheduled to expire on November 30, 2015 (the “Facility”), with the option to increase the size of the Facility to $850.0 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). The Facility is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes, including acquisitions.
The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the Facility also requires that the Company maintain the following three financial covenants which are described in Note 16, “Subsequent Events,” to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for 2010: (1) a fixed charge coverage ratio; (2) a leverage ratio; and (3) a consolidated net worth test. The Company was in compliance with all covenants as of January 31, 2011.
As of January 31, 2011, the total outstanding amount under the Facility in the form of cash borrowings was $430.0 million. Available credit under the line of credit was up to $113.9 million at January 31, 2011. The Company’s ability to draw down available amounts under its line of credit is subject to compliance with the covenants described above.
Interest Rate Swaps
On February 19, 2009, the Company entered into a two-year interest rate swap agreement with an underlying notional amount of $100.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 1.47%.
On October 19, 2010, the Company entered into a three-year forward starting interest rate swap agreement with an underlying notional amount of $25.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 0.89%. The effective date of this hedge is February 24, 2011.
These swaps are intended to hedge the interest risk associated with the Company’s forecasted floating-rate, LIBOR-based debt. As of January 31, 2011, the critical terms of the swaps match the terms of the debt, resulting in no hedge ineffectiveness. On an ongoing basis (no less than once each quarter), the Company assesses whether its LIBOR-based interest payments are probable of being paid during the life of the hedging relationship. The Company also assesses the counterparty credit risk, including credit ratings and potential non-performance of the counterparties, when determining the fair value of the swaps.
As of January 31, 2011, the fair value of the interest rate swaps was $0.2 million, which was included in other investments and long-term receivables on the accompanying condensed consolidated balance sheet. The effective portion of these cash flow hedges is recorded within accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings. Any ineffective portion of the hedges is recorded immediately to interest expense. No ineffectiveness existed at January 31, 2011. The amount included in accumulated other comprehensive loss is $0.2 million ($0.1 million, net of taxes) at January 31, 2011.

8. Benefit Plans
The components of net periodic benefit cost of the Company’s defined benefit plans and post-retirement benefit plans, for participants associated with continuing operations, for the three months ended January 31, 2011 and 2010, were as follows:

	Three Months Ended
	January 31,
(in thousands)	2011	2010
Defined Benefit Plans
Service cost	$12	$11
Interest	142	148
Expected return on plan assets	(93)	(100)
Amortization of actuarial loss	28	18

Net expense	$89	$77

Post-Retirement Benefit Plan
Service cost	$3	$4
Interest	64	70

Net expense	$67	$74

9. Contingencies
The Company is a defendant in certain proceedings arising in the ordinary course of business, including class actions and purported class actions. Litigation outcomes are often difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities if both: (1) it is probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred.
The Company is a defendant in the consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”). The Augustus case involves allegations that the Company violated certain state laws relating to meal and rest breaks. On January 8, 2009, the Augustus case was certified as a class action by the Superior Court of California, Los Angeles County. On October 6, 2010, the Company moved to decertify the class and for summary judgment. Plaintiffs also moved for summary judgment on the rest break claim. On December 28, 2010, the Superior Court de-certified the portion of the class related to the meal break claims and granted summary judgment for the plaintiffs with respect to the rest break issue. On January 21, 2011, the Company filed a writ challenging the Court’s decision, which writ was denied. No trial court date has been set. The Company intends to challenge the Court’s decision. An estimate of the potential exposure, if any, cannot be made at this time.
The Company is a defendant in the case of Villacres v. ABM Security filed on August 15, 2007, in the U.S. District Court of California, Central District (the “Villacres case”). On January 15, 2009, a federal court judge denied with prejudice class certification status in the Villacres case. That case and the companion state court case filed April 3, 2008, in Los Angeles Superior Court were both subsequently dismissed with prejudice on summary judgment. On June 17, 2010, the United States Court of Appeals for the Ninth Circuit affirmed the decision of the district court, which had summarily dismissed with prejudice the Villacres case. The state court companion case, filed April 3, 2008 in Los Angeles Superior Court, has also been dismissed with prejudice by the judge of the Los Angeles Superior Court. On October 22, 2010, the State Appellate Court affirmed the decision of the judge of the Los Angeles Superior Court. The plaintiffs filed a petition for review with the California Supreme Court. On February 16, 2011, the California Supreme Court denied the petition for review.
The Company is a defendant in the case of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006, in Los Angeles Superior Court (the “Diaz case”). On January 19, 2011, a previously scheduled mediation between the parties took place, which concluded without the parties reaching agreement. A trial date has not yet been set.
The Company accrues amounts it believes are adequate to address any liabilities related to litigation and arbitration proceedings and to other contingencies that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that any such proceeding brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for all probable losses at January 31, 2011 was $6.4 million.

10. Share-Based Compensation Plans
On January 10, 2011, the following grants were approved: 186,563 stock options and 58,043 restricted stock units, each under the terms of the Company’s 2006 Equity Incentive Plan, as amended and restated. The fair value of the awards granted on January 10, 2011 was approximately $3.0 million, and these awards vest 100% on the fifth anniversary of the grant date. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option valuation model. The fair value of stock options granted was $8.04 per share. The assumptions used in the option valuation model for the stock options granted on January 10, 2011 were: (1) expected life from date of grant of 5.6 years; (2) expected stock price volatility of 39.2%; (3) expected dividend yield of 2.3%; and (4) a risk-free interest rate of 2.1%. The fair value of the restricted stock units granted was determined using the closing stock price on the date of grant.
On January 11, 2011, grants of 299,628 performance share awards under the terms of the Company’s 2006 Equity Incentive Plan, as amended and restated, were approved. The fair value of the performance share awards granted on January 11, 2011 and valued as of January 25, 2011 was approximately $7.6 million. These awards are earned over a period of three years and vest, to the extent certain performance targets are achieved, on January 11, 2014.
11. Comprehensive Income
The following table presents the components of comprehensive income for the three months ended January 31, 2011 and 2010:

	Three Months Ended
	January 31,
(in thousands)	2011	2010

Net income	$8,390	$12,775
Other comprehensive income (loss):
Unrealized gains on auction rate securities, net of taxes of $301 and $49 for January 31, 2011 and 2010, respectively	438	71
Unrealized gains (losses) on interest rate swap agreement, net of taxes of $254 and $20 for January 31, 2011 and 2010, respectively	370	(29)
Foreign currency translation	148	20
Actuarial gains — adjustments to pension and other post-retirement plans, net of taxes of $7 and $7 for January 31, 2011 and 2010, respectively	10	11

Comprehensive income	$9,356	$12,848

12. Income Taxes
The effective tax rates on income from continuing operations for the three months ended January 31, 2011 and 2010 were 38.5% and 38.8%, respectively.
At January 31, 2011, the Company had unrecognized tax benefits of $101.8 million, all of which, if recognized in the future, would affect its effective tax rate. The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of January 31, 2011, the Company had accrued interest related to uncertain tax positions of $0.8 million. The Company has recorded $1.2 million of the unrecognized tax benefits as a current liability.
The Company’s major tax jurisdiction is the United States. ABM, OneSource Services, Inc. and the Linc C Corporations U.S. federal income tax returns remain open for examination for the periods ending October 31, 2006 through October 31, 2010, March 31, 2000 through November 14, 2007 and December 31, 2007 through December 31, 2010, respectively. ABM is currently being examined by the Internal Revenue Service for the tax years 2006 — 2008. The Company does business in all 50 states, significantly in California, Texas and New York, as well as in Puerto Rico and Canada. In major state jurisdictions, the tax years 2006 — 2010 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by Illinois, Maryland, Utah, New Jersey, Massachusetts, New York, California, Texas, and Puerto Rico.

13. Segment Information
The Company is organized into four reportable operating segments, Janitorial, Engineering, Parking and Security, which are summarized as follows:

	Three Months Ended
	January 31,
(in thousands)	2011	2010

Revenues
Janitorial	$594,606	$576,058
Engineering	192,648	97,372
Parking	152,866	112,588
Security	88,756	83,597
Corporate	293	269

	$1,029,169	$869,884

Operating profit
Janitorial	$29,864	$33,801
Engineering	7,450	5,275
Parking	4,734	5,026
Security	1,301	1,346
Corporate	(26,433)	(23,242)

Operating profit	16,916	22,206
Income from unconsolidated affiliates	787	—
Interest expense	(4,046)	(1,215)

Income from continuing operations before income taxes	$13,657	$20,991

Effective November 1, 2010, the Company changed the management reporting responsibility for a subsidiary from the Janitorial segment to the Engineering segment. Amounts for the three months ended January 31, 2010 have been retrospectively adjusted to reflect this organizational change. The impact of the organizational change on the reported results for the three months ended January 31, 2010 was a reclassification of $8.0 million of revenues and $0.3 million of operating profit from the Janitorial segment to the Engineering segment.
Most Corporate expenses are not allocated. Such expenses include current actuarial developments of self-insurance reserves relating to claims incurred in prior years, certain legal costs and settlements, certain information technology costs, share-based compensation costs, direct acquisition costs, severance costs associated with acquisitions, and certain chief executive officer and other finance and human resource department costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements of ABM Industries Incorporated (“ABM”) and its subsidiaries (collectively the “Company”) included in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. All information in the discussion and references to years are based on the Company’s fiscal year, which ends on October 31.
Overview
The Company provides janitorial, engineering, parking and security services to thousands of commercial, governmental, industrial, institutional, residential and retail client facilities in hundreds of cities, primarily throughout the United States. The Company’s business is impacted by, among other things, commercial and government office building occupancy and rental rates, industrial activity, air travel levels, tourism, and transportation needs at colleges, universities and health care service facilities.
On December 1, 2010, the Company acquired The Linc Group, LLC (“Linc”) pursuant to an Agreement and Plan of Merger, dated as of December 1, 2010 (the “Merger Agreement”), by and among ABM, Linc, GI Manager LP, as the Members Representative, and Lightning Services, LLC, a wholly-owned subsidiary of ABM (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Linc, and Linc continued as the surviving corporation and as a wholly-owned subsidiary of ABM. The aggregate purchase price for all of the outstanding limited liability company interests of Linc was $300.6 million, subject to certain adjustments as set forth in the Merger Agreement. Linc provides end-to-end integrated facilities management services that improve operating efficiencies, reduce energy consumption and lower overall operational costs for governmental, commercial and residential clients throughout the United States and in select international markets. Some of these services are performed through franchisees and other affiliated entities. The operations of Linc are included in the Engineering segment as of the acquisition date. Revenues and operating profit associated with Linc, and included in the Company’s condensed consolidated statements of income for the three months ended January 31, 2011, were $93.6 million and $3.1 million, respectively.
Revenues at the Company’s Janitorial, Engineering and Security segments are primarily based on the performance of labor-intensive services at contractually specified prices. Revenues at the Parking segment relate to parking and transportation services, which are less labor-intensive. In addition to services defined within the scope of client contracts, the Janitorial segment also generates revenues from extra services (or tags) such as, but not limited to, flood cleanup and extermination services, which generally provide higher margins. Total revenues increased $159.3 million in the three months ended January 31, 2011, as compared to the three months ended January 31, 2010, which was primarily related to revenues of $156.1 million associated with the Linc, Diversco, Inc. (“Diversco”), Five Star Parking, Network Parking Company Ltd. and System Parking, Inc. (collectively, “L&R”) acquisitions. Despite the increase in revenues, operating profit decreased $5.3 million in the three months ended January 31, 2011, as compared to the three months ended January 31, 2010, which was primarily related to higher labor expenses in the Janitorial segment (resulting from one additional working day in the three months ended January 31, 2011) and an increase in transaction costs (resulting from the Linc acquisition).
In addition to revenues and operating profit, the Company’s management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on revenue levels, the timing of collections and payments to suppliers and other vendors, the quality of receivables, the timing and amount of income tax payments, and the timing and amount of payments on self-insured claims. The Company’s net cash provided by operating activities was $1.3 million for the three months ended January 31, 2011, compared to net cash used of $8.9 million in the three months ended January 31, 2010. The increase in cash flows from operating activities was primarily related to the year-over-year increase in the changes in trade accounts payable and accrued liabilities (resulting from the timing of payments made on vendor invoices), partially offset by the year-over-year decrease in the changes in prepaid expenses and other current assets.

The Company believes that achieving desired levels of revenues and profitability in the future will depend upon, among other things, its ability to attract and retain clients at desirable profit margins, to pass on cost increases to clients, and to keep overall costs low. In the short-term, the Company is focused on integrating recent acquisitions and plans to remain competitive by, among other things, continued cost control strategies. The Company will continue to monitor, and in some cases exit, client arrangements where the Company believes the client is financially at risk or which produce low profit margins and focus on client arrangements that may generate less revenues but produce higher profit margins. In the long- term, the Company expects to continue to grow organically, and through acquisitions, in response to the growing global demand from clients for integrated, outsourced facility services capable of serving a wide range of domestic and international markets, industries, and facilities.
Liquidity and Capital Resources

	January 31,	October 31,
(in thousands)	2011	2010	Change
Cash and cash equivalents	$31,365	$39,446	$(8,081)
Working capital	$316,172	$274,905	$41,267

	Three Months Ended January 31,
(in thousands)	2011	2010	Change
Net cash provided by (used in) operating activities	$1,297	$(8,913)	$10,210
Net cash used in investing activities	$(297,987)	$(6,924)	$(291,063)
Net cash provided by financing activities	$288,609	$2,861	$285,748
In connection with the acquisition of Linc, on November 30, 2010 the Company terminated its then-existing $450.0 million syndicated line of credit and replaced it with a new $650.0 million five-year syndicated line of credit, which the Company has the option to increase to $850.0 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). The Company believes that the cash generated from operations and amounts available under its $650.0 million line of credit will be sufficient to fund the Company’s operations and cash requirements in the foreseeable future. As of January 31, 2011, the total outstanding amounts under the Company’s line of credit in the form of cash borrowings and standby letters of credit were $430.0 million and $106.1 million, respectively. Available credit under the line of credit was up to $113.9 million as of January 31, 2011. The Company’s ability to draw down available amounts under its $650.0 million line of credit is subject to compliance with certain financial covenants, including covenants relating to consolidated net worth, a fixed charge coverage ratio and a leverage ratio. In addition, other covenants under the line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of January 31, 2011, the Company was in compliance with all financial covenants.
Working Capital. Working capital increased by $41.3 million to $316.2 million at January 31, 2011 from $274.9 million at October 31, 2010. Excluding the effects of discontinued operations, working capital increased by $41.8 million to $312.5 million at January 31, 2011 from $270.7 million at October 31, 2010. The increase in working capital was primarily related to the working capital of $38.3 million related to Linc, which was acquired on December 1, 2010.
Cash Flows from Operating Activities. Net cash provided by operating activities was $1.3 million for the three months ended January 31, 2011, compared to net cash used of $8.9 million for the three months ended January 31, 2010. The increase in cash flows from operating activities was primarily related to the year-over-year increase in the changes in trade accounts payable and accrued liabilities (resulting from the timing of payments made on vendor invoices), partially offset by the year-over-year decrease in the changes in prepaid expenses and other current assets.
Net cash provided by discontinued operating activities was $1.0 million for the three months ended January 31, 2011, compared to $3.3 million for the three months ended January 31, 2010. The cash provided by discontinued operating activities primarily related to cash collections from the transferred client contracts that contained deferred charges for services performed by the Company prior to the sale.
Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended January 31, 2011 was $298.0 million, compared to $6.9 million for the three months ended January 31, 2010. The increase in cash used in investing activities was primarily related to $292.2 million cash paid, net of cash acquired, for the Linc acquisition in the three months ended January 31, 2011.
Cash Flows from Financing Activities. Net cash provided by financing activities was $288.6 million for the three months ended January 31, 2011, compared to $2.9 million for the three months ended January 31, 2010. The increase in cash provided by financing activities was primarily related to $306.8 million of cash borrowed to finance the Linc acquisition, which was partially offset by repayments made on the Company’s line of credit.

Results of Operations
Three Months Ended January 31, 2011 vs. Three Months Ended January 31, 2010

	Three Months	Three Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	January 31, 2011	January 31, 2010	$	%

Revenues	$1,029,169	$869,884	$159,285	18.3%

Expenses
Operating	927,760	782,101	145,659	18.6%
Selling, general and administrative	79,200	62,802	16,398	26.1%
Amortization of intangible assets	5,293	2,775	2,518	90.7%

Total expenses	1,012,253	847,678	164,575	19.4%

Operating profit	16,916	22,206	(5,290)	(23.8)%
Income from unconsolidated affiliates	787	—	787	NM *
Interest expense	(4,046)	(1,215)	2,831	233.0%

Income from continuing operations before income taxes	13,657	20,991	(7,334)	(34.9)%
Provision for income taxes	(5,252)	(8,155)	(2,903)	(35.6)%

Income from continuing operations	8,405	12,836	(4,431)	(34.5)%
Loss from discontinued operations, net of taxes	(15)	(61)	(46)	NM *

Net income	$8,390	$12,775	$(4,385)	(34.3)%

*	Not meaningful
Net Income. Net income in the three months ended January 31, 2011 decreased by $4.4 million, or 34.3%, to $8.4 million ($0.16 per diluted share) from $12.8 million ($0.24 per diluted share) in the three months ended January 31, 2010.
Income from Continuing Operations. Income from continuing operations in the three months ended January 31, 2011 decreased by $4.4 million, or 34.5%, to $8.4 million ($0.16 per diluted share) from $12.8 million ($0.24 per diluted share) in the three months ended January 31, 2010.
The decrease in income from continuing operations was primarily related to:
•	a $3.4 million increase in transaction costs, primarily related to the Linc acquisition,

•
a $2.8 million increase in interest expense due to an increase in average borrowings and average interest rates under the $650.0 million line of credit as a result of financing the Linc acquisition, and

•	a $3.9 million decrease in operating profit at Janitorial, primarily related to increased labor expenses due to one additional working day in the three months ended January 31, 2011;
partially offset by:
•	a $2.9 million decrease in income taxes, primarily related to the decrease in income from continuing operations before income taxes; and

•	a $2.2 million increase in operating profit at Engineering, primarily related to the Linc acquisition.
Revenues. Revenues increased $159.3 million, or 18.3%, in the three months ended January 31, 2011, as compared to the three months ended January 31, 2010. The Company’s growth in revenues was primarily related to the revenues associated with the Linc, Diversco and L&R acquisitions, which accounted for $156.1 million of the increase.

Operating Expenses. As a percentage of revenues, gross margin was 9.9% and 10.1% in the three months ended January 31, 2011 and 2010, respectively. The decrease in the gross margin was primarily related to an increase in labor expenses in the Janitorial segment as a result of one additional working day in the three months ended January 31, 2011.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.4 million, or 26.1%, in the three months ended January 31, 2011 compared to the three months ended January 31, 2010. The increase was primarily related to selling, general and administrative expenses attributable to Linc and a $3.4 million increase in transaction costs, primarily related to the Linc acquisition. Selling, general and administrative expenses associated with Linc was $13.1 million in the three months ended January 31, 2011.
Interest Expense. Interest expense in the three months ended January 31, 2011 increased $2.8 million, or 233.0%, to $4.0 million from $1.2 million in the three months ended January 31, 2010. The increase was primarily related to an increase in average borrowings and average interest rates under the line of credit as a result of financing the Linc acquisition. The average outstanding balances under the Company’s line of credit were $337.0 million and $169.6 million in the three months ended January 31, 2011 and 2010, respectively.
Amortization of Intangible Assets. Amortization of intangible assets in the three months ended January 31, 2011 increased $2.5 million, or 90.7%, to $5.3 million from $2.8 million in the three months ended January 31, 2010. The increase was primarily related to the amortization of intangible assets acquired from the Linc acquisition.
Provision for Income Taxes. The effective tax rates on income from continuing operations for the three months ended January 31, 2011 and 2010 were 38.5% and 38.8%, respectively.
Segment Information. Amounts for the three months ended January 31, 2010 have been retrospectively adjusted to reflect a change in the management reporting responsibility for a subsidiary, effective November 1, 2010, that moved the operations of that subsidiary from the Janitorial segment to the Engineering segment. The impact of the organizational change on the reported results for the three months ended January 31, 2010 was a reclassification of $8.0 million of revenues and $0.3 million of operating profit from the Janitorial segment to the Engineering segment. The revenues and operating profits for the Company’s reportable segments (Janitorial, Engineering, Parking and Security) were as follows:

	Three Months	Three Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	January 31, 2011	January 31, 2010	$	%

Revenues
Janitorial	$594,606	$576,058	$18,548	3.2%
Engineering	192,648	97,372	95,276	97.8%
Parking	152,866	112,588	40,278	35.8%
Security	88,756	83,597	5,159	6.2%
Corporate	293	269	24	8.9%

	$1,029,169	$869,884	$159,285	18.3%

Operating profit
Janitorial	$29,864	$33,801	$(3,937)	(11.6)%
Engineering	7,450	5,275	2,175	41.2%
Parking	4,734	5,026	(292)	(5.8)%
Security	1,301	1,346	(45)	(3.3)%
Corporate	(26,433)	(23,242)	(3,191)	(13.7)%

Operating profit	16,916	22,206	(5,290)	(23.8)%
Income from unconsolidated affiliates	787	—	787	NM *
Interest expense	(4,046)	(1,215)	2,831	233.0%

Income from continuing operations before income taxes	$13,657	$20,991	$(7,334)	(34.9)%

*	Not Meaningful

Janitorial. Janitorial revenues increased $18.5 million, or 3.2%, during the three months ended January 31, 2011 compared to the three months ended January 31, 2010. The increase was primarily related to the revenues associated with the acquisition of Diversco, which was acquired on June 30, 2010. The revenues attributable to Diversco in the three months ended January 31, 2011 were $17.5 million.
Operating profit decreased $3.9 million, or 11.6%, during the three months ended January 31, 2011 compared to the three months ended January 31, 2010. The decrease was primarily related to higher labor expenses as a result of one additional working day in the three months ended January 31, 2011 and increases in payroll related expenses associated with an increase in state unemployment insurance rates that went into effect January 1, 2011.
Engineering. Engineering revenues increased $95.3 million, or 97.8%, during the three months ended January 31, 2011 compared to the three months ended January 31, 2010. The increase was primarily related to the revenues associated with the acquisition of Linc, which was acquired on December 1, 2010. The revenues attributable to Linc in the three months ended January 31, 2011 were $93.6 million.
Operating profit increased by $2.2 million, or 41.2%, in the three months ended January 31, 2011 compared to the three months ended January 31, 2010. The increase was primarily related to the increase in revenues.
Parking. Parking revenues increased $40.3 million, or 35.8%, during the three months ended January 31, 2011 compared to the three months ended January 31, 2010. The increase was primarily related to the revenues associated with the acquisition of L&R, which was acquired on October 1, 2010. The revenues attributable to L&R in the three months ended January 31, 2011 were $41.9 million.
Operating profit decreased $0.3 million, or 5.8%, during the three months ended January 31, 2011 compared to the three months ended January 31, 2010. The decrease was primarily related to transition costs associated with the integration of the L&R acquisition.
Security. Security revenues increased $5.2 million, or 6.2%, during the three months ended January 31, 2011 compared to the three months ended January 31, 2010. The increase was primarily related to the revenues associated with the acquisition of Diversco which was acquired on June 30, 2010, and additional revenues from new client contracts. The revenues attributable to Diversco in the three months ended January 31, 2011 were $3.1 million.
Operating profit remained relatively flat in the three months ended January 31, 2011 compared to the three months ended January 31, 2010. The slight decrease was primarily related to margin compression from new clients.
Corporate. Corporate expense increased $3.2 million, or 13.7%, in the three months ended January 31, 2011 compared to the three months ended January 31, 2010. The increase in Corporate expense was primarily related to a $3.4 million increase in transaction costs during the three months ended January 31, 2011, as compared to the three months ended January 31, 2010, as a result of the Linc acquisition.
Contingencies
The Company has been named a defendant in certain proceedings arising in the ordinary course of business, including class actions and purported class actions. Litigation outcomes are often difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the accompanying consolidated financial statements if both: (1) it is probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred.
The Company accrues amounts it believes are adequate to address any liabilities related to litigation and arbitration proceedings and to other contingencies that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. It is possible that any such proceeding brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for all probable losses at January 31, 2011 was $6.4 million.

Critical Accounting Policies and Estimates
The Company’s accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of the Company’s critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010. In connection with the acquisition of Linc on December 1, 2010, the Company has adopted the following additional critical accounting policies:
Revenue Recognition
Linc performs long-term fixed-price repair and refurbishment contracts which are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, revenues are recognized as the work progresses. The percentage of work completed is determined principally by comparing the actual costs incurred to date with the current estimate of total costs to complete to measure the stage of completion. Revenue and gross profit are adjusted periodically for revisions in estimated total contract costs and values. Estimated losses are recorded when identified.
Linc maintains individual and area franchises that permit companies to perform engineering services under the “Linc Network” brand. Revenue from franchisees consists of start-up fees (which are recognized when all material services or conditions relating to the sale have been substantially performed or satisfied) and continuing franchise royalty fees that are generally based on a percentage of franchisee revenue (which are recorded as revenue by the Company as the fees are earned and become receivable from the franchisee). Direct (incremental) costs relating to franchise sales for which the revenue has not been recognized are deferred until the related revenue is recognized. Costs relating to continuing franchise fees are expensed as incurred.
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
Any number of factors could cause the Company’s actual results to differ materially from those anticipated. These factors include but are not limited to the following:
•
risks relating to our acquisition of Linc, including risks relating to reductions in government spending on outsourced services as well as payment delays may adversely affect a significant portion of revenues generated by government contracts, and political and compliance risks in the non-U.S. areas in which it operates, may adversely impact our operations;

•	risks related to our acquisition strategy may adversely impact our results of operations;

•	intense competition can constrain our ability to gain business, as well as our profitability;

•	we are subject to volatility associated with high deductibles for certain insurable risks;

•	an increase in costs that we cannot pass on to clients could affect our profitability;

•	we provide our services pursuant to agreements which are generally cancelable by either party upon 30 to 60 days’ notice;

•	our success depends on our ability to preserve our long-term relationships with clients;

•	we incur significant accounting and other control costs that reduce profitability;

•	a decline in commercial office building occupancy and rental rates could affect our revenues and profitability;

•	deterioration in economic conditions in general could further reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition;

•	financial difficulties or bankruptcy of one or more of our major clients could adversely affect results;

•	our ability to operate and pay our debt obligations depends upon our access to cash;

•	future declines or fluctuations in the fair value of our investments in auction rate securities that are deemed other-than-temporarily impaired could negatively impact our earnings;

•	uncertainty in the credit markets may negatively impact our costs of borrowings, our ability to collect receivables on a timely basis, and our cash flow;

•	any future increase in the level of debt or in interest rates can affect our results of operations;

•	an impairment charge could have a material adverse effect on our financial condition and results of operations;

•	we are defendants in several class and representative actions or other lawsuits alleging various claims that could cause us to incur substantial liabilities;

•	federal health care reform legislation may adversely affect our business and results of operations;

•
since we are an attractive employer for recent émigrés to this country and many of our jobs are filled by such, changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations and financial results as well as our reputation;

•	labor disputes could lead to loss of revenues or expense variations;

•	we participate in multi-employer defined benefit plans that could result in substantial liabilities being incurred; and

•	natural disasters or acts of terrorism could disrupt our services.
Additional information regarding these and other risks and uncertainties the Company faces is contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010 and in other reports it files from time to time with the Securities and Exchange Commission.

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
Interest Rate Risk
Line of Credit
The Company’s exposure to interest rate risk primarily relates to its cash equivalents and London Interbank Offered Rate (“LIBOR”) and Interbank Offered Rate (“IBOR”) based borrowings under the $650.0 million five-year syndicated line of credit that expires in November 2015. At January 31, 2011, outstanding LIBOR and IBOR based borrowings of $430.0 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 90 days, the line of credit extends through November 2015, subject to the terms of the line of credit. The Company anticipates borrowing similar amounts for periods of one week to three months. A hypothetical 1% increase in interest rates would add an additional interest expense of $2.1 million on the average outstanding borrowings under the Company’s line of credit, net of the interest rate swap agreement, in the three months ended January 31, 2011.
Interest Rate Swaps
On February 19, 2009, the Company entered into a two-year interest rate swap agreement with an underlying notional amount of $100.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 1.47%.
On October 19, 2010, the Company entered into a three-year forward starting interest rate swap agreement with an underlying notional amount of $25.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 0.89%. The effective date of this hedge is February 24, 2011.
These swaps are intended to hedge the interest risk associated with the Company’s forecasted floating-rate, LIBOR-based debt. As of January 31, 2011, the critical terms of the swaps match the terms of the debt, resulting in no hedge ineffectiveness. On an ongoing basis (no less than once each quarter), the Company assesses whether its LIBOR-based interest payments are probable of being paid during the life of the hedging relationship. The Company also assesses the counterparty credit risk, including credit ratings and potential non-performance of the counterparties, when determining the fair value of the swaps.
As of January 31, 2011, the fair value of the interest rate swaps was $0.2 million, which was included in other investments and long-term receivables on the accompanying condensed consolidated balance sheet. The effective portion of these cash flow hedges is recorded within accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings. Any ineffective portion of the hedges is recorded immediately to interest expense. No ineffectiveness existed at January 31, 2011. The amount included in accumulated other comprehensive loss is $0.2 million ($0.1 million, net of taxes) at January 31, 2011.

Investment in Auction Rate Securities
At January 31, 2011, the Company held investments in auction rate securities from five different issuers having an aggregate original principal amount of $25.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). A hypothetical 1% increase in interest rates during the three months ended January 31, 2011 would have added approximately $0.3 million of additional interest income in the three months ended January 31, 2011.
On February 11, 2011, one of the Company’s auction rate securities was redeemed by the issuer at its par value of $5.0 million.
Foreign Currency
Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk.

Item 4.	Controls and Procedures
a. Disclosure Controls and Procedures. As required by paragraph (b) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act), the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.
b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the controls associated with the recently acquired Linc business. Linc integration activities, including an assessment of the effectiveness of internal controls over financial reporting and related remediation, are expected to be conducted over the course of the Company’s fiscal year 2011 assessment cycle.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A discussion of material developments in the Company’s litigation occurring in the period covered by this report can be found in Note 9, “Contingencies,” to the Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2010, in response to Item 1A, Risk Factors, to Part I of the Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

10.1*‡	Senior Executive Severance Pay Policy adopted March 7, 2011.
31.1‡	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2‡	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Report Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement

‡	Indicates filed herewith

†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated
March 10, 2011	/s/ James S. Lusk
James S. Lusk
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 10, 2011	/s/ Dean A. Chin
Dean A. Chin
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)