Form 10-Q
period 2011-04-30
ABM INDUSTRIES INC /DE/
filed 2011-06-09
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2011
Common Stock, $0.01 par value per share	53,133,447 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
FORM 10-Q
For the quarterly period ended April 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
(in thousands, except share amounts)	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$23,290	$39,446
Trade accounts receivable, net of allowances of $17,606 and $10,672 at April 30, 2011 and October 31, 2010, respectively	555,940	450,513
Prepaid income taxes	2,211	1,498
Current assets of discontinued operations	3,445	4,260
Prepaid expenses	47,038	41,306
Notes receivable and other	33,686	20,402
Deferred income taxes, net	45,217	46,193
Insurance recoverables	5,138	5,138

Total current assets	715,965	608,756

Non-current assets of discontinued operations	464	1,392
Insurance deposits	35,903	36,164
Other investments and long-term receivables	3,736	4,445
Deferred income taxes, net	45,209	51,068
Insurance recoverables	72,006	70,960
Other assets	67,051	37,869
Investments in auction rate securities	15,503	20,171
Investment in unconsolidated affiliates, net	15,705	—
Property, plant and equipment, net of accumulated depreciation of $107,642 and $98,884 at April 30, 2011 and October 31, 2010, respectively	62,346	58,088
Other intangible assets, net of accumulated amortization of $66,038 and $54,889 at April 30, 2011 and October 31, 2010, respectively	140,924	65,774
Goodwill	742,179	593,983

Total assets	$1,916,991	$1,548,670

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	April 30,	October 31,
(in thousands, except share amounts)	2011	2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$127,197	$78,928
Accrued liabilities
Compensation	94,974	89,063
Taxes — other than income	22,530	17,663
Insurance claims	76,438	77,101
Other	80,504	70,119
Income taxes payable	716	977

Total current liabilities	402,359	333,851

Income taxes payable	32,961	29,455
Line of credit	396,000	140,500
Retirement plans and other	53,517	34,626
Insurance claims	271,897	271,213

Total liabilities	1,156,734	809,645

Stockholders’ equity
Commitments and Contingencies
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,119,489 and 52,635,343 shares issued at April 30, 2011 and October 31, 2010, respectively	531	526
Additional paid-in capital	204,613	192,418
Accumulated other comprehensive loss, net of taxes	(708)	(1,863)
Retained earnings	555,821	547,944

Total stockholders’ equity	760,257	739,025

Total liabilities and stockholders’ equity	$1,916,991	$1,548,670

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2011	2010	2011	2010
	(Unaudited)

Revenues	$1,060,083	$855,461	$2,089,252	$1,725,345

Expenses
Operating	949,594	771,974	1,877,354	1,554,075
Selling, general and administrative	78,324	65,244	157,524	128,046
Amortization of intangible assets	5,666	2,694	10,959	5,469

Total expenses	1,033,584	839,912	2,045,837	1,687,590

Operating profit	26,499	15,549	43,415	37,755
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	(101)	—	(36)
Impairments recognized in other comprehensive income	—	(26)	—	(91)
Income from unconsolidated affiliates, net	832	—	1,619
Interest expense	(4,317)	(1,177)	(8,363)	(2,392)

Income from continuing operations before income taxes	23,014	14,245	36,671	35,236
Provision for income taxes	(8,814)	(5,622)	(14,066)	(13,777)

Income from continuing operations	14,200	8,623	22,605	21,459
Loss from discontinued operations, net of taxes	(8)	(46)	(24)	(107)

Net income	$14,192	$8,577	$22,581	$21,352

Net income per common share — Basic
Income from continuing operations	$0.27	$0.16	$0.43	$0.41
Loss from discontinued operations	—	—	—	—

Net Income	$0.27	$0.16	$0.43	$0.41

Net income per common share — Diluted
Income from continuing operations	$0.26	$0.16	$0.42	$0.41
Loss from discontinued operations	—	—	—	—

Net Income	$0.26	$0.16	$0.42	$0.41

Weighted-average common and common equivalent shares outstanding
Basic	53,106	52,007	52,972	51,914
Diluted	54,159	52,719	54,026	52,633

Dividends declared per common share	$0.140	$0.135	$0.280	$0.270
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 30,
(in thousands)	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$22,581	$21,352
Loss from discontinued operations, net of taxes	(24)	(107)

Income from continuing operations	22,605	21,459
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization of intangible assets	25,906	17,044
Deferred income taxes	6,005	5,453
Share-based compensation expense	4,600	3,610
Provision for bad debt	1,172	1,569
Discount accretion on insurance claims	436	456
Auction rate security credit loss impairment	—	127
Loss (gain) on sale of assets	(102)	31
Income from unconsolidated affiliates, net	(1,619)	—
Distributions from unconsolidated affiliates	738	—
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(20,265)	962
Prepaid expenses and other current assets	(9,983)	2,714
Insurance recoverables	(1,046)	1,400
Other assets and long-term receivables	3,659	1,591
Income taxes payable	2,532	7,748
Retirement plans and other non-current liabilities	(3,141)	(1,055)
Insurance claims payable	(2,747)	(1,408)
Trade accounts payable and other accrued liabilities	2,774	(23,961)

Total adjustments	8,919	16,281

Net cash provided by continuing operating activities	31,524	37,740
Net cash provided by discontinued operating activities	1,653	6,583

Net cash provided by operating activities	33,177	44,323

Cash flows from investing activities:
Additions to property, plant and equipment	(10,098)	(12,238)
Proceeds from sale of assets and other	344	1,087
Purchase of businesses, net of cash acquired	(292,178)	(588)
Investments in unconsolidated affiliates	(793)	—
Proceeds from redemption of auction rate securities	5,000	—

Net cash used in investing activities	(297,725)	(11,739)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	7,731	3,045
Dividends paid	(14,834)	(14,014)
Deferred financing costs paid	(4,991)	—
Borrowings from line of credit	561,500	229,000
Repayment of borrowings from line of credit	(306,000)	(256,500)
Changes in book cash overdrafts	4,986	(7,325)

Net cash provided by (used in) financing activities	248,392	(45,794)

Net decrease in cash and cash equivalents	(16,156)	(13,210)
Cash and cash equivalents at beginning of period	39,446	34,153

Cash and cash equivalents at end of period	$23,290	$20,943

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Six Months Ended
	April 30,
(in thousands)	2011	2010
	(Unaudited)
Supplemental Data:
Cash paid (refunded) for income taxes, net of refunds received	$4,794	$(75)
Tax effect from exercise of options	1,266	603
Cash received from exercise of options	6,465	2,442
Interest paid on line of credit	$5,410	$1,803
See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of ABM Industries Incorporated (“ABM”) represent the accounts of ABM and its subsidiaries (collectively, the “Company”). The financial statements contained in this report are unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in ABM’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. Unless otherwise noted, all references to years are to the Company’s fiscal year, which ends on October 31.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in ABM’s condensed consolidated financial statements and the accompanying notes. These estimates are based on information available as of the date of these financial statements. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to fairly state the information for each period contained therein. The results of operations for the six months ended April 30, 2011 are not necessarily indicative of the operating results that might be expected for the full fiscal year or any future periods.
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
Revenue Recognition
Linc performs long-term fixed-price repair and refurbishment contracts in which the majority are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, revenues are recognized as the work progresses. The percentage of work completed is determined principally by comparing the actual costs incurred to date with the current estimate of total costs to complete to measure the stage of completion. Revenue and gross profit are adjusted periodically for revisions in estimated total contract costs and values. Estimated losses are recorded when identified.
Linc maintains individual and area franchises that permit companies to perform engineering services under the Linc Network® brand. Revenue from franchisees consists of start-up fees (which are recognized when all material services or conditions relating to the sale have been substantially performed or satisfied) and continuing franchise royalty fees that are generally based on a percentage of franchisee revenue (which are recorded as revenue by the Company as the fees are earned and become receivable from the franchisee). Direct (incremental) costs relating to franchise sales for which the revenue has not been recognized are deferred until the related revenue is recognized. Costs relating to continuing franchise fees are expensed as incurred.
Guarantees
Linc offers certain customers guaranteed energy savings on installed equipment under long-term service and maintenance contracts. The total energy savings guarantees were $27.0 million at April 30, 2011 and extend through 2026. The Company accrues for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, Linc has not incurred significant losses in connection with these guarantees, and the Company does not expect significant future losses.

Investments in Unconsolidated Affiliates
Linc owns non-controlling interests in certain affiliated entities that predominantly provide engineering services to governmental and commercial clients, primarily in the United States and the Middle East. The carrying amount of the investments in unconsolidated affiliates was $15.7 million at April 30, 2011. The Company accounts for such investments, in which it holds a significant interest but does not exercise controlling influence, under the equity method of accounting. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The differences between the carrying amounts and the estimated fair values of equity method investments are recognized as an impairment loss when the loss is deemed to be other-than-temporary.
Parking Revenue Presentation
The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Parking revenues related solely to the reimbursement of expenses totaled $78.1 million and $57.2 million for the three months ended April 30, 2011 and 2010, respectively, and $151.5 million and $113.2 million for the six months ended April 30, 2011 and 2010, respectively.
2. Acquisitions
On December 1, 2010, the Company acquired Linc pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among ABM, Linc, GI Manager LP, as the Members Representative, and Lightning Services, LLC, a wholly-owned subsidiary of ABM (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Linc, and Linc continued as the surviving corporation and as a wholly-owned subsidiary of ABM. The aggregate purchase price for all of the outstanding limited liability company interests of Linc was $300.6 million. The purchase price was subsequently reduced by $1.9 million to $298.7 million in connection with a working capital adjustment. The agreement related to the working capital adjustment was executed on April 29, 2011, and the cash was received by the Company on May 3, 2011. In connection with the acquisition, the Company incurred $4.9 million in direct acquisition costs that were expensed as incurred and included as selling, general and administrative expenses. Linc provides end-to-end integrated facilities management services that improve operating efficiencies, reduce energy consumption, and lower overall operational costs for governmental, commercial, and residential clients throughout the United States and in select international markets. Some of these services are performed through franchisees and other affiliated entities. The operations of Linc are included in the Engineering segment as of the acquisition date. Revenues and operating profit associated with Linc and included in the Company’s condensed consolidated statements of income were $134.0 million and $1.8 million, respectively, for the three months ended April 30, 2011, and $227.6 million and $4.1 million, respectively, for the six months ended April 30, 2011. Pro forma financial information for this acquisition has not been provided, as such information is not material to the Company’s financial results.
This acquisition was accounted for under the acquisition method of accounting. The Company has performed a preliminary allocation of the purchase price to the underlying assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess of the purchase price allocated to goodwill. The Company has not completed the analysis of certain acquired assets and assumed liabilities, including, but not limited to, acquired intangible assets and self-insurance reserves. The Company is continuing its review of these items during the measurement period, and further changes to the preliminary allocation will be recognized as the valuations are finalized.

The preliminary purchase price and related allocations are summarized as follows:

(in thousands)
Purchase price:
Total cash consideration	$298,720

Allocated to:
Cash and cash equivalents	$8,467
Trade accounts receivable	86,335
Prepaid expenses and other current assets	7,108
Investments in unconsolidated affiliates	14,011
Property, plant and equipment	9,349
Other identifiable intangible assets	86,300
Other assets	25,149
Accounts payable	(38,042)
Insurance claims	(2,332)
Accrued expenses and other current liabilities	(23,697)
Non-current liabilities	(22,063)
Goodwill	148,135

Net assets acquired	$298,720

The acquired intangible assets will be amortized using the sum-of-the-years-digits method or, where appropriate, the straight-line method. The weighted-average amortization period for the acquired intangible assets are: 14 years for customer contracts, 10 years for the increase in the investment in unconsolidated affiliates carrying values, and 10 years for trademarks, which is consistent with the estimated useful life considerations used in the determination of their fair values. The amount allocated to goodwill is reflective of the Company’s identification of buyer-specific synergies that the Company anticipates will be realized by, among other things, reducing duplicative positions and back office functions, consolidating facilities, and reducing professional fees and other services.
The transaction was a taxable asset acquisition of the Linc organization for U.S. income tax purposes, and no deferred taxes have been recorded on a significant portion of the acquired assets and liabilities. However, deferred taxes have been recorded for certain assets and liabilities where the Company receives a carryover basis for tax purposes. Additional deferred taxes may be recorded as the Company finalizes its assessment of the fair values of the remaining acquired assets and liabilities. A significant portion of the goodwill associated with the acquisition is expected to be amortizable for income tax purposes.
3. Fair Value Measurements
A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs, such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).

The following tables present information about assets and liabilities required to be carried at fair value on a recurring basis as of April 30, 2011 and October 31, 2010:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in thousands)	April 30, 2011	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$5,131	$5,131	$—	$—
Investments in auction rate securities	15,503	—	—	15,503
Interest rate swap	151	—	151	—

Total assets	$20,785	$5,131	$151	$15,503

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in thousands)	October 31, 2010	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$5,717	$5,717	$—	$—
Investments in auction rate securities	20,171	—	—	20,171

Total assets	$25,888	$5,717	$—	$20,171

Liabilities
Interest rate swaps	$445	$—	$445	$—

Total liabilities	$445	$—	$445	$—

The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices.
For investments in auction rate securities that were not redeemed or had no market activity indicative of fair market value, the fair value is based on discounted cash flow valuation models, primarily utilizing unobservable inputs. During the six months ended April 30, 2011, the Company had no transfers of assets or liabilities between any of the above hierarchy levels. See Note 4, “Auction Rate Securities,” for the roll-forwards of assets measured at fair value using significant unobservable Level 3 inputs.
The fair value of the interest rate swaps is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for London Interbank Offered Rate forward rates at the end of the period. See Note 7, “Line of Credit Facility.”
Other Financial Assets and Liabilities
Due to the short-term maturities of the Company’s cash, cash equivalents, receivables, payables, and current assets and liabilities of discontinued operations, the carrying value of these financial instruments is estimated to approximate their fair market values. Due to the variable interest rates, the fair value of outstanding borrowings under the Company’s $650.0 million line of credit approximates its carrying value of $396.0 million. The carrying value of the receivables included in non-current assets of discontinued operations of $0.5 million and the insurance deposits related to self-insurance claims of $35.9 million approximates fair market value.
4. Auction Rate Securities
As of April 30, 2011, the Company held investments in auction rate securities from four different issuers having an original principal amount of $5.0 million each (aggregating $20.0 million). These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007. On February 11, 2011, one of the Company’s auction rate securities was redeemed by the issuer at its par value of $5.0 million. At the redemption date, this security was valued at $5.0 million, therefore, no gain or loss was recognized upon its redemption. At April 30, 2011 and October 31, 2010, the estimated fair value of these securities, in total, was approximately $15.5 million and $20.2 million, respectively.

For securities that were not redeemed or had no market activity indicative of fair market value, the Company estimates the fair values utilizing a discounted cash flow model, which considers, among other factors, assumptions about: (1) the underlying collateral; (2) credit risks associated with the issuer; (3) contractual maturity; (4) credit enhancements associated with financial insurance guarantees, if any; and (5) assumptions about when, if ever, the security might be re-financed by the issuer or have a successful auction. Since there can be no assurance that auctions for these securities will be successful in the near future, the Company has classified its auction rate securities as long-term investments.
The following table presents the significant assumptions used to determine the fair value of the Company’s auction rate securities at April 30, 2011 and October 31, 2010:

Assumption	April 30, 2011	October 31, 2010
Discount rates	L + 2.07% – L + 17.50%	L + 2.50% – L + 18.59%
Yields	L + 2.0% – L + 3.5%	L + 2.0% – L + 3.5%
Average expected lives	4 – 10 years	4 – 10 years
L — London Interbank Offered Rate
The Company’s determination of whether its auction rate securities are other-than-temporarily impaired is based on an evaluation of several factors, circumstances, and known or reasonably supportable trends including, but not limited to: (1) the Company’s intent not to sell the securities; (2) the Company’s assessment that it is not more likely than not that the Company will be required to sell the securities before recovering its cost basis; (3) expected defaults; (4) available ratings for the securities or the underlying collateral; (5) the rating of the associated guarantor (where applicable); (6) the nature and value of the underlying collateral expected to service the investment; (7) actual historical performance of the security in servicing its obligations; and (8) actuarial experience of the underlying re-insurance arrangement (where applicable), which in certain circumstances may have preferential rights to the underlying collateral.
The Company’s determination of whether an other-than-temporary impairment represents a credit loss is based upon the difference between the present value of the expected cash flows to be collected and the amortized cost basis of the security. Significant assumptions used in estimating the credit loss include: (1) default rates for the security and the mono-line insurer, if any (which are based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents the Company’s view of when market efficiencies for securities may be restored). Adverse changes in any of these factors could result in additional declines in fair value and further other-than-temporary impairments in the future. There were no other-than-temporary impairments identified during the six months ended April 30, 2011.
The following table presents the changes in the cost basis and fair value of the Company’s auction rate securities for the six months ended April 30, 2011:

		Fair Value
(in thousands)	Cost Basis	(Level 3)

Balance at beginning of year	$23,307	$20,171
Unrealized gains	—	618
Unrealized losses	—	(286)
Redemption of security by issuer	(5,000)	(5,000)

Balance at April 30, 2011	$18,307	$15,503

At April 30, 2011 and October 31, 2010, unrealized losses of $2.8 million ($1.7 million net of taxes) and $3.1 million ($1.9 million net of taxes) were recorded in accumulated other comprehensive loss, respectively.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2011	2010	2011	2010

Income from continuing operations	$14,200	$8,623	$22,605	$21,459
Loss from discontinued operations, net of taxes	(8)	(46)	(24)	(107)

Net income	$14,192	$8,577	$22,581	$21,352

Weighted-average common shares outstanding — Basic	53,106	52,007	52,972	51,914
Effect of dilutive securities:
Stock options	482	432	496	410
Restricted stock units	359	227	366	244
Performance shares	212	53	192	65

Weighted-average common shares outstanding — Diluted	54,159	52,719	54,026	52,633

Net income per common share
Basic	$0.27	$0.16	$0.43	$0.41
Diluted	$0.26	$0.16	$0.42	$0.41
The diluted net income per common share excludes certain stock options and restricted stock units since the effect of including these stock options and restricted stock units would have been anti-dilutive, as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2011	2010	2011	2010

Stock options	90	803	90	824
Restricted stock units	662	38	618	30
Performance shares	—	—	34	—
6. Self-Insurance
The Company evaluates the adequacy of its self-insurance reserves in conjunction with rates considering most recently completed actuarial reports and subsequent experience. During the remainder of 2011, actuarial reports are expected to be completed for the Company’s significant programs using recent claims data and may result in adjustments to earnings during the third and fourth quarters of 2011.
Upon the acquisition of Linc, the Company is a member of a group captive insurance company to which it pays premiums for Linc’s exposures related to worker’s compensation, general liability and auto programs. Based primarily on the Company’s loss experience as a member of the captive, the Company is also subject to assessments of additional premiums, subject to a defined annual cap. Such additional exposure is not material.
At April 30, 2011, the Company had $107.1 million in standby letters of credit (primarily related to its workers’ compensation, general liability, automobile, and property damage programs), $35.9 million in restricted insurance deposits, and $191.1 million in surety bonds (of which $28.6 million supported insurance claim liabilities). At October 31, 2010, the Company had $100.8 million in standby letters of credit, $36.2 million in restricted insurance deposits, and $112.5 million in surety bonds (of which $29.3 million supported insurance claim liabilities).

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
The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the Facility also requires that the Company maintain the following three financial covenants, which are described in Note 16, “Subsequent Events,” to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for 2010: (1) a fixed charge coverage ratio; (2) a leverage ratio; and (3) a consolidated net worth test. The Company was in compliance with all covenants as of April 30, 2011.
As of April 30, 2011, the total outstanding amount under the Facility in the form of cash borrowings was $396.0 million. Available credit under the line of credit was up to $146.9 million at April 30, 2011. The Company’s ability to draw down available amounts under its line of credit is subject to compliance with the covenants described above.
Interest Rate Swaps
On February 19, 2009, the Company entered into a two-year interest rate swap agreement with an underlying notional amount of $100.0 million, pursuant to which the Company received variable interest payments based on LIBOR and paid fixed interest at a rate of 1.47%. This interest rate swap expired on February 19, 2011. During the life of this interest rate swap, the critical terms of the swap matched the terms of the debt, which resulted in no hedge ineffectiveness.
On October 19, 2010, the Company entered into a three-year forward starting interest rate swap agreement with an underlying notional amount of $25.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 0.89%. The effective date of this hedge was February 24, 2011. This swap is intended to hedge the interest risk associated with the Company’s forecasted floating-rate, LIBOR-based debt. As of April 30, 2011, the critical terms of the swap matched the terms of the debt, resulting in no hedge ineffectiveness. On an ongoing basis (no less than once each quarter), the Company assesses whether its LIBOR-based interest payments are probable of being paid during the life of the hedging relationship. The Company also assesses the counterparty credit risk, including credit ratings and potential non-performance of the counterparty, when determining the fair value of the swap.
As of April 30, 2011, the fair value of the remaining interest rate swap was $0.2 million, which was included in other investments and long-term receivables on the accompanying condensed consolidated balance sheet. The effective portion of this cash flow hedge is recorded within accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings. Any ineffective portion of the hedge is recorded immediately to interest expense. No ineffectiveness existed at April 30, 2011. The amount included in accumulated other comprehensive loss is $0.2 million ($0.1 million, net of taxes) at April 30, 2011.

8. Benefit Plans
The components of net periodic benefit cost of the Company’s defined benefit plans and post-retirement benefit plans attributable to participants associated with continuing operations for the three and six months ended April 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2011	2010	2011	2010
Defined Benefit Plans
Service cost	$12	$11	$23	$22
Interest	142	148	285	296
Expected return on plan assets	(93)	(100)	(187)	(200)
Amortization of actuarial loss	28	18	57	36

Net expense	$89	$77	$178	$154

Post-Retirement Benefit Plans
Service cost	$3	$4	$7	$8
Interest	64	70	128	140

Net expense	$67	$74	$135	$148

9. Contingencies
The Company is a defendant in certain proceedings arising in the ordinary course of business, including class actions and purported class actions. Litigation outcomes can be difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of theoretical outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities if both: (1) it is probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred.
The Company is a defendant in the previously reported consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”). The Augustus case involves allegations that the Company violated certain state laws relating to meal and rest breaks. On January 8, 2009, the Augustus case was certified as a class action by the Superior Court of California, Los Angeles County. On October 6, 2010, the Company moved to de-certify the class and for summary judgment. Plaintiffs also moved for summary judgment on the rest break claim. On December 28, 2010, the Superior Court de-certified the portion of the class related to the meal break claims and granted summary judgment for the plaintiffs with respect to the rest break claim. On January 21, 2011, the Company filed a writ challenging the Court’s decision on the rest breaks, which writ was denied. A trial date of September 12, 2011 has been set.
The Company is a defendant in the previously reported consolidated cases of Batiz/Heine v. ACSS filed on June 7, 2006, in the U.S. District Court of California, Central District (the “Batiz case”). The Batiz case involves allegations relating to unpaid overtime. On September 29, 2010, the Batiz case was de-certified as a class action by the United States District Court of California, Central District, and all opt-in plaintiffs were dismissed without prejudice. During the three months ended April 30, 2011, the Company settled this case and paid an aggregate amount of approximately $0.3 million in connection with the settlement.
The Company is a defendant in the previously reported consolidated cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco (the “Bucio case”). The Bucio case is a purported class action and involves allegations that the Company failed to track work time and provide breaks. On April 19, 2011 the trial court held a hearing on plaintiffs’ motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs’ motion to certify the class and requested that the parties submit a proposed order denying class certification, which has been submitted to the court by the Company. On May 11, 2011, the plaintiffs filed a motion for relief which requested that the trial court reconsider certain evidentiary rulings it made in the April 19, 2011 hearing.
The Company is a defendant in the previously reported case of Khadera v. American Building Maintenance Co.-West and ABM Industries filed on March 24, 2008, in U.S. District Court of Washington, Western District (the “Khadera case”). The Khadera case is a class action and involves allegations relating to unpaid overtime and meal and rest claims. Class certification has been granted only with respect to certain overtime claims under federal law. The Company is also a defendant in the previously reported case of Simpson v. ABM Janitorial Services-Northwest, Inc., and ABM Industries Incorporated filed on September 24, 2010 in the Superior Court for the State of Washington in and for King County (the “Simpson case”). The Simpson case involves allegations relating to unpaid overtime, off-the-clock work, and failure to provide meal and rest periods under Washington law. On April 13, 2011, the parties mediated the Khadera and Simpson cases, but did not reach a settlement. A trial date has not been set.

The Company is a defendant in the previously reported case of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006, in Los Angeles Superior Court (the “Diaz case”). On January 19, 2011, a mediation between the parties took place, which concluded without the parties reaching agreement. On April 21, 2011, the court granted a stay of the case pending the decision of the California Supreme Court in Brinker v. Hohnbaum (the “Brinker case”). The Brinker case involves issues similar to those involved in the Diaz case. The Company intends to continue to vigorously defend itself. The Company has accrued its best estimate of the probable liability. There can be no assurance that any judgment or settlement relating to the Diaz case will not be material to the Company.
The Company accrues amounts it believes are adequate to address any liabilities related to litigation and arbitration proceedings and to other contingencies that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. Any such proceeding brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for all probable losses at April 30, 2011 was $5.6 million.
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
On January 11, 2011, 299,628 performance share awards were approved and granted under the terms of the Company’s 2006 Equity Incentive Plan, as amended and restated. The fair value of the performance share awards granted on January 11, 2011, and valued as of January 25, 2011, was approximately $7.6 million. These awards are earned over a period of three years and vest, to the extent certain performance targets are achieved, on January 11, 2014.
11. Comprehensive Income
The following table presents the components of comprehensive income for the three and six months ended April 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2011	2010	2011	2010

Net income	$14,192	$8,577	$22,581	$21,352
Other comprehensive income (loss):
Unrealized (losses) gains on auction rate securities	(406)	(17)	332	102
Reclass adjustment for credit losses recognized in earnings	—	127	—	127
Unrealized (losses) gains on interest rate swap agreements	(28)	260	596	212
Foreign currency translation	438	484	586	519
Actuarial gains — adjustments to pension and other post-retirement plans	16	18	33	36

Income tax expense related to other comprehensive income (loss)	170	(352)	(391)	(405)

Comprehensive income	$14,382	$9,097	$23,737	$21,943

12. Income Taxes
The effective tax rates on income from continuing operations for the three months ended April 30, 2011 and 2010 were 38.3% and 39.5%, respectively. The effective tax rates on income from continuing operations for the six months ended April 30, 2011 and 2010 were 38.4% and 39.1%, respectively.
At April 30, 2011, the Company had unrecognized tax benefits of $101.9 million, of which $101.7 million if recognized in the future would affect its effective tax rate. The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of April 30, 2011, the Company had accrued interest related to uncertain tax positions of $0.9 million. The Company has recorded $1.0 million of the unrecognized tax benefits as a current liability.
The Company’s major tax jurisdiction is the United States. ABM, OneSource Services, Inc. and the Linc C Corporation’s U.S. federal income tax returns remain open for examination for the periods ending October 31, 2006 through October 31, 2010, March 31, 2000 through November 14, 2007 and December 31, 2007 through December 31, 2010, respectively. ABM is currently being examined by the Internal Revenue Service for the tax years 2006 — 2008 and REEP, Inc. (Linc C Corporation) is currently being examined by the Internal Revenue Service for the tax years 2008 — 2009. The Company does business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. In major state jurisdictions, the tax years 2006 — 2010 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by Illinois, Michigan, Utah, New Jersey, Massachusetts, New York, California, Texas, and Puerto Rico.
13. Segment Information
The Company is organized into four reportable operating segments, Janitorial, Engineering, Parking and Security, which are summarized as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2011	2010	2011	2010

Revenues
Janitorial	$590,254	$566,275	$1,184,860	$1,142,333
Engineering	229,197	93,961	421,845	191,333
Parking	156,127	114,003	308,993	226,591
Security	84,138	80,712	172,894	164,309
Corporate	367	510	660	779

	$1,060,083	$855,461	$2,089,252	$1,725,345

Operating profit
Janitorial	$34,934	$28,859	$64,798	$62,660
Engineering	6,842	5,022	14,292	10,297
Parking	4,894	5,184	9,628	10,210
Security	897	941	2,198	2,287
Corporate	(21,068)	(24,457)	(47,501)	(47,699)

Operating profit	26,499	15,549	43,415	37,755
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	(101)	—	(36)
Impairments recognized in other comprehensive income	—	(26)	—	(91)
Income from unconsolidated affiliates, net	832	—	1,619
Interest expense	(4,317)	(1,177)	(8,363)	(2,392)

Income from continuing operations before income taxes	$23,014	$14,245	$36,671	$35,236

Effective November 1, 2010, the Company changed the management reporting responsibility for a subsidiary from the Janitorial segment to the Engineering segment. Amounts for the three and six months ended April 30, 2010 have been retrospectively adjusted to reflect this organizational change. The impact of the organizational change on the reported results for the three and six months ended April 30, 2010 was a reclassification of $7.8 million of revenues and $0.2 million of operating profit and $15.8 million of revenues and $0.4 million of operating profit, respectively, from the Janitorial segment to the Engineering segment.

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
14. Subsequent Event
On October 1, 2010, the Company acquired certain assets of Five Star Parking, Network Parking Company Ltd., and System Parking, Inc. (collectively, this asset acquisition is referred to as “L&R”) from the L&R Group of Companies. Included in these assets were certain customer contracts. Subsequent to this acquisition, a dispute relating to acquired customer contracts arose, and on May 17, 2011, the parties agreed to settle this dispute, with the sellers agreeing to make a cash payment of $3.1 million. This amount was paid to the Company on May 20, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements of ABM Industries Incorporated (“ABM”) and its subsidiaries (collectively the “Company”) included in this Quarterly Report on Form 10-Q, with the consolidated financial statements and accompanying notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. In addition, the following discussion and other statements in this Quarterly Report on Form 10-Q should be read in conjunction with the description under the caption “Forward-Looking Statements” on page 28 of the risks and uncertainties that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Unless otherwise noted, all information in the discussion and references to years are based on the Company’s fiscal year, which ends on October 31.
Overview
The Company provides janitorial, engineering, parking, and security services to thousands of commercial, governmental, industrial, institutional, residential, and retail client facilities in hundreds of cities, primarily throughout the United States. The Company’s business is impacted by, among other things, commercial and government office building occupancy and rental rates, government spending for outsourced services, industrial activity, air travel levels, tourism, and transportation needs at colleges, universities, and health care service facilities.
On December 1, 2010, the Company acquired The Linc Group, LLC (“Linc”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among ABM, Linc, GI Manager LP, as the Members Representative, and Lightning Services, LLC, a wholly-owned subsidiary of ABM (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Linc, and Linc continued as the surviving corporation and as a wholly-owned subsidiary of ABM. The aggregate purchase price for all of the outstanding limited liability company interests of Linc was $300.6 million in cash. The purchase price was subsequently reduced by $1.9 million to $298.7 million in connection with a working capital adjustment. The agreement related to the working capital adjustment was executed on April 29, 2011, and the cash was received by the Company on May 3, 2011. In connection with the acquisition, the Company incurred $4.9 million in direct acquisition costs that were expensed as incurred and classified as selling, general and administrative expenses. Linc provides end-to-end integrated facilities management services that improve operating efficiencies, reduce energy consumption, and lower overall operational costs for governmental, commercial, and residential clients throughout the United States and in select international markets. Some of these services are performed through franchisees and other affiliated entities. The operations of Linc are included in the Engineering segment as of the acquisition date.
Revenues and operating profit associated with Linc and included in the Company’s condensed consolidated statements of income were $134.0 million and $1.8 million, respectively, for the three months ended April 30, 2011, and $227.6 million and $4.1 million, respectively, for the six months ended April 30, 2011. A significant portion of Linc’s revenues are generated from contracts with the U.S. Government. In early 2010, the current administration submitted its fiscal year ending September 30, 2011 budget (“2011 Budget”). The 2011 Budget was not approved until mid-April 2011, delaying the award of most new contracts. The Company is continually assessing the impact that the delayed 2011 Budget, as well as the potential impact of the proposed 2012 budget (“2012 Budget”), will have on its governmental business. While the volume of bid activity and request for proposals for future awards remains active, Linc’s governmental business has experienced and will continue to experience delays in new contract awards and in the start dates of currently awarded contracts.

Revenues at the Company’s Janitorial, Engineering, and Security segments are primarily based on the performance of labor-intensive services at contractually specified prices. Revenues at the Parking segment relate to parking and transportation services, which are less labor-intensive. In addition to services defined within the scope of client contracts, the Janitorial segment also generates revenues from extra services (or tags) such as, but not limited to, flood cleanup and extermination services, which generally provide higher margins. Total revenues increased $363.9 million in the six months ended April 30, 2011, as compared to the six months ended April 30, 2010, which was primarily related to revenues of $353.9 million associated with the Linc, Diversco, Inc. (“Diversco”), Five Star Parking, Network Parking Company Ltd., and System Parking, Inc. (collectively, “L&R”) acquisitions. Operating profit increased $5.7 million in the six months ended April 30, 2011, as compared to the six months ended April 30, 2010, which was primarily related to operating profit of $6.2 million associated with the Linc, Diversco, and L&R acquisitions, partially offset by increases in payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011.
In addition to revenues and operating profit, the Company’s management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable and payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on self-insured claims. Operating cash flows are also impacted by receivables relating to U.S. Government contracts, as these receivables generally have longer collection periods. The Company’s net cash provided by continuing operating activities was $31.5 million for the six months ended April 30, 2011, compared to $37.7 million in the six months ended April 30, 2010. The decrease in net cash provided by continuing operating activities was primarily related to the timing of collections received from clients and an increase in cash taxes paid due to the run-off in the utilization of acquired tax assets. This decrease was partially offset by the timing of payments made on vendor invoices.
The Company believes that achieving desired levels of revenues and profitability in the future will depend upon, among other things, its ability to attract and retain clients at desirable profit margins, to pass on cost increases to clients, and to keep overall costs low. In the short-term, the Company is focused on integrating recent acquisitions and plans to remain competitive by, among other things, continued cost control strategies. In addition, the Company will continue to assess the impact that the U.S. Government’s 2011 and 2012 Budgets will have on its governmental business. In the long-term, the Company expects to continue to grow organically, and through acquisitions, in response to the growing global demand from clients for integrated, outsourced facility services capable of serving a wide range of domestic and international markets, industries, and facilities.
Liquidity and Capital Resources

	April 30,	October 31,
(in thousands)	2011	2010	Change
Cash and cash equivalents	$23,290	$39,446	$(16,156)
Working capital	$313,606	$274,905	$38,701

	Six Months Ended April 30,
(in thousands)	2011	2010	Change
Net cash provided by operating activities	$33,177	$44,323	$(11,146)
Net cash used in investing activities	$(297,725)	$(11,739)	$(285,986)
Net cash provided by (used in) financing activities	$248,392	$(45,794)	$294,186

In connection with the acquisition of Linc, on November 30, 2010 the Company terminated its then-existing $450.0 million syndicated line of credit and replaced it with a new $650.0 million five-year syndicated line of credit, which the Company has the option to increase to $850.0 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). The Company believes that the cash generated from operations and amounts available under its $650.0 million line of credit will be sufficient to fund the Company’s operations and cash requirements in the foreseeable future. As of April 30, 2011, the total outstanding amounts under the Company’s line of credit in the form of cash borrowings and standby letters of credit were $396.0 million and $107.1 million, respectively. As of April 30, 2011, available credit under the line of credit was up to $146.9 million. The Company’s ability to draw down available amounts under its $650.0 million line of credit is subject to compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under the line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of April 30, 2011, the Company was in compliance with all financial covenants.
Working Capital. Working capital increased by $38.7 million to $313.6 million at April 30, 2011 from $274.9 million at October 31, 2010. Excluding the effects of discontinued operations, working capital increased by $39.5 million to $310.2 million at April 30, 2011 from $270.6 million at October 31, 2010. The increase in working capital was primarily related to the acquisition of Linc, which contributed $34.1 million of working capital at April 30, 2011.
Cash Flows from Operating Activities. Net cash provided by operating activities was $33.2 million for the six months ended April 30, 2011, compared to $44.3 million for the six months ended April 30, 2010. The decrease in net cash provided by operating activities was primarily related to the timing of collections received from clients and an increase in cash taxes paid due to the run-off in the utilization of acquired tax assets. The decrease was partially offset by the timing of payments made on vendor invoices.
Net cash provided by discontinued operating activities was $1.7 million for the six months ended April 30, 2011, compared to $6.6 million for the six months ended April 30, 2010. The cash provided by discontinued operating activities primarily related to cash collections from transferred client contracts that contained deferred charges for services performed by the Company prior to the sale.
Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended April 30, 2011 was $297.7 million, compared to $11.7 million for the six months ended April 30, 2010. The increase in net cash used in investing activities was primarily related to $292.2 million cash paid, net of cash acquired, for the Linc acquisition on December 1, 2010.
Cash Flows from Financing Activities. Net cash provided by financing activities was $248.4 million for the six months ended April 30, 2011, compared to net cash used of $45.8 million for the six months ended April 30, 2010. The increase in cash flows from financing activities was primarily related to $306.8 million of cash borrowed to finance the Linc acquisition, which was partially offset by repayments made on the Company’s line of credit during the six months ended April 30, 2011.

Results of Operations
Three Months Ended April 30, 2011 vs. Three Months Ended April 30, 2010

	Three Months	Three Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	April 30, 2011	April 30, 2010	$	%

Revenues	$1,060,083	$855,461	$204,622	23.9%

Expenses
Operating	949,594	771,974	177,620	23.0%
Selling, general and administrative	78,324	65,244	13,080	20.0%
Amortization of intangible assets	5,666	2,694	2,972	110.3%

Total expenses	1,033,584	839,912	193,672	23.1%

Operating profit	26,499	15,549	10,950	70.4%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	(101)	(101)	NM *
Impairments recognized in other comprehensive income	—	(26)	(26)	NM *
Income from unconsolidated affiliates, net	832	—	832	NM *
Interest expense	(4,317)	(1,177)	3,140	266.8%

Income from continuing operations before income taxes	23,014	14,245	8,769	61.6%
Provision for income taxes	(8,814)	(5,622)	3,192	56.8%

Income from continuing operations	14,200	8,623	5,577	64.7%
Loss from discontinued operations, net of taxes	(8)	(46)	(38)	NM *

Net income	$14,192	$8,577	$5,615	65.5%

*	Not Meaningful
Net Income. Net income in the three months ended April 30, 2011 increased by $5.6 million, or 65.5%, to $14.2 million ($0.26 per diluted share) from $8.6 million ($0.16 per diluted share) in the three months ended April 30, 2010.
Income from Continuing Operations. Income from continuing operations in the three months ended April 30, 2011 increased by $5.6 million, or 64.7%, to $14.2 million ($0.26 per diluted share) from $8.6 million ($0.16 per diluted share) in the three months ended April 30, 2010.
The increase in income from continuing operations was primarily related to:
•
a $7.9 million increase in operating profit at the Janitorial and Engineering segments, primarily related to lower labor expenses as a result of one less working day in the three months ended April 30, 2011 and operating profit from the Diversco and Linc acquisitions, partially offset by increases in payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011 and increases in fuel costs;

•	the absence of a $4.4 million litigation contingency recorded in the three months ended April 30, 2010; and
•	$0.8 million in income from unconsolidated affiliates;
partially offset by:
•	a $3.2 million increase in income taxes, primarily related to the increase in income from continuing operations before income taxes;
•
a $3.1 million increase in interest expense due to an increase in average borrowings and average interest rates under the $650.0 million line of credit as a result of financing the Linc acquisition; and

•	a $0.8 million increase in transaction costs, primarily related to the Linc acquisition.

Revenues. Revenues increased $204.6 million, or 23.9%, in the three months ended April 30, 2011, as compared to the three months ended April 30, 2010. The Company’s growth in revenues was primarily related to the revenues associated with the Linc, Diversco, and L&R acquisitions, which accounted for $198.0 million of the increase.
Operating Expenses. As a percentage of revenues, gross margin was 10.4% and 9.8% in the three months ended April 30, 2011 and 2010, respectively. The increase in the gross margin was primarily related to a decrease in labor expenses in the Janitorial segment as a result of one less working day in the three months ended April 30, 2011.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.1 million, or 20.0%, in the three months ended April 30, 2011 compared to the three months ended April 30, 2010.
The increase in selling, general and administrative expenses was primarily related to:
•	$16.7 million of expenses attributable to the Linc, Diversco, and L&R acquisitions; and
•	a $0.8 million increase in transaction costs, primarily related to the Linc acquisition;
partially offset by:
•	the absence of a $4.4 million litigation contingency recorded in the three months ended April 30, 2010.
Interest Expense. Interest expense in the three months ended April 30, 2011 increased $3.1 million, or 266.8%, to $4.3 million from $1.2 million in the three months ended April 30, 2010. The increase was primarily related to an increase in average borrowings and average interest rates under the line of credit as a result of financing the Linc acquisition. The average outstanding balances under the Company’s line of credit were $419.8 million and $164.9 million in the three months ended April 30, 2011 and 2010, respectively.
Amortization of Intangible Assets. Amortization of intangible assets in the three months ended April 30, 2011 increased $3.0 million, or 110.3%, to $5.7 million from $2.7 million in the three months ended April 30, 2010. The increase was primarily related to the amortization of intangible assets acquired from the Linc acquisition.
Provision for Income Taxes. The effective tax rate on income from continuing operations for the three months ended April 30, 2011 decreased from 39.5% for the three months ended April 30, 2010 to 38.3% due to greater benefits from certain income tax credits.

Segment Information. Segment amounts for the three months ended April 30, 2010 have been retrospectively adjusted to reflect a change in the management reporting responsibility for a subsidiary, effective November 1, 2010, that moved the operations of that subsidiary from the Janitorial segment to the Engineering segment. The impact of the organizational change on the reported results for the three months ended April 30, 2010 was a reclassification of $7.8 million of revenues and $0.2 million of operating profit from the Janitorial segment to the Engineering segment. The revenues and operating profits for the Company’s reportable segments (Janitorial, Engineering, Parking, and Security) were as follows:

	Three Months	Three Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	April 30, 2011	April 30, 2010	$	%

Revenues
Janitorial	$590,254	$566,275	$23,979	4.2%
Engineering	229,197	93,961	135,236	143.9%
Parking	156,127	114,003	42,124	36.9%
Security	84,138	80,712	3,426	4.2%
Corporate	367	510	(143)	(28.0)%

	$1,060,083	$855,461	$204,622	23.9%

Operating profit
Janitorial	$34,934	$28,859	$6,075	21.1%
Engineering	6,842	5,022	1,820	36.2%
Parking	4,894	5,184	(290)	(5.6)%
Security	897	941	(44)	(4.7)%
Corporate	(21,068)	(24,457)	3,389	13.9%

Operating profit	26,499	15,549	10,950	70.4%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	(101)	(101)	NM *
Impairments recognized in other comprehensive income	—	(26)	(26)	NM *
Income from unconsolidated affiliates, net	832	—	832	NM *
Interest expense	(4,317)	(1,177)	3,140	266.8%

Income from continuing operations before income taxes	$23,014	$14,245	$8,769	61.6%

*	Not Meaningful
Janitorial. Janitorial revenues increased $24.0 million, or 4.2%, during the three months ended April 30, 2011 compared to the three months ended April 30, 2010. The increase was primarily related to the revenues associated with the acquisition of Diversco, which was acquired on June 30, 2010, and additional revenues from new business. The revenues attributable to Diversco in the three months ended April 30, 2011 were $18.1 million.
Operating profit increased $6.1 million, or 21.1%, during the three months ended April 30, 2011 compared to the three months ended April 30, 2010. The increase was primarily related to lower labor expenses as a result of one less working day in the three months ended April 30, 2011 and the increase in revenues, partially offset by increases in payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011 and increases in fuel costs.
Engineering. Engineering revenues increased $135.2 million, or 143.9%, during the three months ended April 30, 2011 compared to the three months ended April 30, 2010. The increase was primarily related to the revenues associated with the acquisition of Linc, which was acquired on December 1, 2010. The revenues attributable to Linc in the three months ended April 30, 2011 were $134.0 million.
Operating profit increased by $1.8 million, or 36.2%, in the three months ended April 30, 2011 compared to the three months ended April 30, 2010. The increase was attributable to the operating profit associated with Linc.
Parking. Parking revenues increased $42.1 million, or 36.9%, during the three months ended April 30, 2011 compared to the three months ended April 30, 2010. The increase was related to the revenues associated with the acquisition of L&R, which was acquired on October 1, 2010. The revenues attributable to L&R in the three months ended April 30, 2011 were $43.0 million.
Operating profit decreased $0.3 million, or 5.6%, during the three months ended April 30, 2011 compared to the three months ended April 30, 2010. The decrease was primarily related to an increase in payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011 and an increase in legal costs related to a contract settlement, partially offset by the operating profit associated with L&R.

Security. Security revenues increased $3.4 million, or 4.2%, during the three months ended April 30, 2011 compared to the three months ended April 30, 2010. The increase was primarily related to the revenues associated with the acquisition of Diversco, which was acquired on June 30, 2010, and additional revenues from new client contracts. The revenues attributable to Diversco in the three months ended April 30, 2011 were $2.9 million.
Operating profit remained relatively flat in the three months ended April 30, 2011 compared to the three months ended April 30, 2010.
Corporate. Corporate expense decreased $3.4 million, or 13.9%, in the three months ended April 30, 2011 compared to the three months ended April 30, 2010. The decrease in Corporate expense was primarily related to the absence of a $4.4 million litigation contingency recorded in the three months ended April 30, 2010, partially offset by a $0.8 million increase in transaction costs during the three months ended April 30, 2011, as a result of the Linc acquisition.
Results of Operations
Six Months Ended April 30, 2011 vs. Six Months Ended April 30, 2010

	Six Months	Six Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	April 30, 2011	April 30, 2010	$	%

Revenues	$2,089,252	$1,725,345	$363,907	21.1%

Expenses
Operating	1,877,354	1,554,075	323,279	20.8%
Selling, general and administrative	157,524	128,046	29,478	23.0%
Amortization of intangible assets	10,959	5,469	5,490	100.4%

Total expense	2,045,837	1,687,590	358,247	21.2%

Operating profit	43,415	37,755	5,660	15.0%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	(36)	(36)	NM *
Impairments recognized in other comprehensive income	—	(91)	(91)	NM *
Income from unconsolidated affiliates, net	1,619	—	1,619	NM *
Interest expense	(8,363)	(2,392)	5,971	249.6%

Income from continuing operations before income taxes	36,671	35,236	1,435	4.1%
Provision for income taxes	(14,066)	(13,777)	289	2.1%

Income from continuing operations	22,605	21,459	1,146	5.3%
Loss from discontinued operations, net of taxes	(24)	(107)	83	NM *

Net income	$22,581	$21,352	$1,229	5.8%

*	Not Meaningful
Net Income. Net income in the six months ended April 30, 2011 increased by $1.2 million, or 5.8%, to $22.6 million ($0.42 per diluted share) from $21.4 million ($0.41 per diluted share) in the six months ended April 30, 2010.
Income from Continuing Operations. Income from continuing operations in the six months ended April 30, 2011 increased by $1.1 million, or 5.3%, to $22.6 million ($0.42 per diluted share) from $21.5 million ($0.41 per diluted share) in the six months ended April 30, 2010.

The increase in income from continuing operations was primarily related to:
•
a $6.1 million increase in operating profit at the Janitorial and Engineering segments, primarily related to operating profit from the Diversco and Linc acquisitions, partially offset by increases in payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011 and increases in fuel costs;

•	the absence of a $4.4 million litigation contingency recorded in the six months ended April 30, 2010; and
•	$1.6 million in income from unconsolidated affiliates;
partially offset by:
•
a $6.0 million increase in interest expense due to an increase in average borrowings and average interest rates under the $650.0 million line of credit as a result of financing the Linc acquisition; and

•	a $3.9 million increase in transaction costs, primarily related to the Linc acquisition.
Revenues. Revenues increased $363.9 million, or 21.1%, in the six months ended April 30, 2011, as compared to the six months ended April 30, 2010. The Company’s growth in revenues was primarily related to the revenues associated with the Linc, Diversco, and L&R acquisitions, which accounted for $353.9 million of the increase.
Operating Expenses. As a percentage of revenues, gross margin was 10.1% and 9.9% in the six months ended April 30, 2011 and 2010, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $29.5 million, or 23.0%, in the six months ended April 30, 2011 compared to the six months ended April 30, 2010.
The increase in selling, general and administrative expenses was primarily related to:
•	$29.1 million of expenses attributable to the Linc, Diversco, and L&R acquisitions; and
•	a $3.9 million increase in transaction costs, primarily related to the Linc acquisition;
partially offset by:
•	the absence of a $4.4 million litigation contingency recorded in the six months ended April 30, 2010.
Interest Expense. Interest expense in the six months ended April 30, 2011 increased $6.0 million, or 249.6%, to $8.4 million from $2.4 million in the six months ended April 30, 2010. The increase was primarily related to an increase in average borrowings and average interest rates under the line of credit as a result of financing the Linc acquisition. The average outstanding balances under the Company’s line of credit were $378.4 million and $167.2 million in the six months ended April 30, 2011 and 2010, respectively.
Amortization of Intangible Assets. Amortization of intangible assets in the six months ended April 30, 2011 increased $5.5 million, or 100.4%, to $11.0 million from $5.5 million in the six months ended April 30, 2010. The increase was primarily related to the amortization of intangible assets acquired from the Linc acquisition.
Provision for Income Taxes. The effective tax rate on income from continuing operations for the six months ended April 30, 2011 decreased from 39.1% for the six months ended April 30, 2010 to 38.4% due to greater benefits from certain income tax credits.

Segment Information. Segment amounts for the six months ended April 30, 2010 have been retrospectively adjusted to reflect a change in the management reporting responsibility for a subsidiary, effective November 1, 2010, that moved the operations of that subsidiary from the Janitorial segment to the Engineering segment. The impact of the organizational change on the reported results for the six months ended April 30, 2010 was a reclassification of $15.8 million of revenues and $0.4 million of operating profit from the Janitorial segment to the Engineering segment. The revenues and operating profits for the Company’s reportable segments (Janitorial, Engineering, Parking, and Security) were as follows:

	Six Months	Six Months	Increase	Increase
	Ended	Ended	(Decrease)	(Decrease)
($ in thousands)	April 30, 2011	April 30, 2010	$	%

Revenues
Janitorial	$1,184,860	$1,142,333	$42,527	3.7%
Engineering	421,845	191,333	230,512	120.5%
Parking	308,993	226,591	82,402	36.4%
Security	172,894	164,309	8,585	5.2%
Corporate	660	779	(119)	(15.3)%

	$2,089,252	$1,725,345	363,907	21.1%

Operating profit
Janitorial	$64,798	$62,660	$2,138	3.4%
Engineering	14,292	10,297	3,995	38.8%
Parking	9,628	10,210	(582)	(5.7)%
Security	2,198	2,287	(89)	(3.9)%
Corporate	(47,501)	(47,699)	198	0.4%

Operating profit	43,415	37,755	5,660	15.0%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	(36)	(36)	NM *
Impairments recognized in other comprehensive income	—	(91)	(91)	NM *
Income from unconsolidated affiliates, net	1,619	—	1,619	NM *
Interest expense	(8,363)	(2,392)	5,971	249.6%

Income from continuing operations before income taxes	$36,671	$35,236	$1,435	4.1%

*	Not Meaningful
Janitorial. Janitorial revenues increased $42.5 million, or 3.7%, during the six months ended April 30, 2011 compared to the six months ended April 30, 2010. The increase was primarily related to the revenues associated with the acquisition of Diversco, which was acquired on June 30, 2010, and additional revenues from new business. The revenues attributable to Diversco in the six months ended April 30, 2011 were $35.5 million.
Operating profit increased $2.1 million, or 3.4%, during the six months ended April 30, 2011 compared to the six months ended April 30, 2010. The increase was primarily related to the increase in revenue, partially offset by increases in payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011 and increases in fuel costs.
Engineering. Engineering revenues increased $230.5 million, or 120.5%, during the six months ended April 30, 2011 compared to the six months ended April 30, 2010. The increase was primarily related to the revenues associated with the acquisition of Linc, which was acquired on December 1, 2010. The revenues attributable to Linc in the six months ended April 30, 2011 were $227.6 million.
Operating profit increased by $4.0 million, or 38.8%, in the six months ended April 30, 2011 compared to the six months ended April 30, 2010. The increase was primarily related to the operating profit associated with Linc.
Parking. Parking revenues increased $82.4 million, or 36.4%, during the six months ended April 30, 2011 compared to the six months ended April 30, 2010. The increase was related to the revenues associated with the acquisition of L&R, which was acquired on October 1, 2010. The revenues attributable to L&R in the six months ended April 30, 2011 were $84.9 million.
Operating profit decreased $0.6 million, or 5.7%, during the six months ended April 30, 2011 compared to the six months ended April 30, 2010. The decrease was primarily related to an increase in payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011 and an increase in legal costs related to a contract settlement, partially offset by the operating profit associated with L&R.

Security. Security revenues increased $8.6 million, or 5.2%, during the six months ended April 30, 2011 compared to the six months ended April 30, 2010. The increase was primarily related to the revenues associated with the acquisition of Diversco, which was acquired on June 30, 2010, and additional revenues from new client contracts. The revenues attributable to Diversco in the six months ended April 30, 2011 were $5.9 million.
Operating profit remained relatively flat in the six months ended April 30, 2011 compared to the six months ended April 30, 2010.
Corporate. Corporate expense remained relatively flat in the six months ended April 30, 2011 compared to the six months ended April 30, 2010. The absence of a $4.4 million increase in a litigation contingency recorded in the three months ended April 30, 2010 was partially offset by a $3.9 million increase in transaction costs during the six months ended April 30, 2011, as a result of the Linc acquisition.
Contingencies
The Company has been named a defendant in certain proceedings arising in the ordinary course of business, including class actions and purported class actions. Litigation outcomes can be difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of theoretical outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the accompanying consolidated financial statements if both: (1) it is probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred.
The Company accrues amounts it believes are adequate to address any liabilities related to litigation and arbitration proceedings and to other contingencies that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain. Any such proceeding brought against the Company could have a material adverse impact on its financial condition and results of operations. The total amount accrued for all probable losses at April 30, 2011 was $5.6 million.
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
Revenue Recognition
Linc performs long-term fixed-price repair and refurbishment contracts in which the majority are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, revenues are recognized as the work progresses. The percentage of work completed is determined principally by comparing the actual costs incurred to date with the current estimate of total costs to complete to measure the stage of completion. Revenue and gross profit are adjusted periodically for revisions in estimated total contract costs and values. Estimated losses are recorded when identified.
Linc maintains individual and area franchises that permit companies to perform engineering services under the Linc Network® brand. Revenue from franchisees consists of start-up fees (which are recognized when all material services or conditions relating to the sale have been substantially performed or satisfied) and continuing franchise royalty fees that are generally based on a percentage of franchisee revenue (which are recorded as revenue by the Company as the fees are earned and become receivable from the franchisee). Direct (incremental) costs relating to franchise sales for which the revenue has not been recognized are deferred until the related revenue is recognized. Costs relating to continuing franchise fees are expensed as incurred.

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature, constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any number of factors could cause the Company’s actual results to differ materially from those anticipated. These factors include but are not limited to the following:
•
risks relating to our acquisition of Linc, including risks relating to reductions in government spending on outsourced services as well as payment delays, may adversely affect a significant portion of revenues generated by government contracts, and political and compliance risks both domestically and abroad may adversely impact our operations;

•	our acquisition strategy may adversely impact our results of operations;
•	intense competition can constrain our ability to gain business, as well as our profitability;
•	we are subject to volatility associated with high deductibles for certain insurable risks;
•	an increase in costs that we cannot pass on to clients could affect our profitability;
•	we provide our services pursuant to agreements which are generally cancelable by either party upon 30 to 90 days’ notice;
•	our success depends on our ability to preserve our long-term relationships with clients;
•	we incur significant accounting and other control costs that reduce profitability;
•	a decline in commercial office building occupancy and rental rates could affect our revenues and profitability;
•	deterioration in economic conditions in general could further reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition;
•	financial difficulties or bankruptcy of one or more of our major clients could adversely affect results;
•	we are subject to risks relating to foreign currency fluctuations and foreign exchange exposure;
•	our ability to operate and pay our debt obligations depends upon our access to cash;
•	because we conduct our business through operating subsidiaries, we depend on those entities to generate the funds necessary to meet financial obligations;
•
that portion of our revenues which are generated from international operations are subject to political risks and changes in socio-economic conditions, laws and regulations, including labor, monetary and fiscal policies, which could negatively impact our ability to operate and grow our business in the international arena;

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
•
since we are an attractive employer for recent émigrés to this country and many of our jobs are filled by such, changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations, and financial results as well as our reputation;

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
Interest Rate Risk
Line of Credit
The Company’s exposure to interest rate risk primarily relates to its variable rate based borrowings under the $650.0 million five-year syndicated line of credit that expires in November 2015. At April 30, 2011, outstanding LIBOR and IBOR based borrowings of $396.0 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 90 days, the line of credit extends through November 2015, subject to the terms of the line of credit. The Company anticipates borrowing similar amounts for periods of one week to three months. A hypothetical 1% increase in interest rates would have added additional interest expense of $1.5 million on the average outstanding borrowings under the Company’s line of credit, net of the interest rate swap agreements, in the six months ended April 30, 2011.
Interest Rate Swaps
On February 19, 2009, the Company entered into a two-year interest rate swap agreement with an underlying notional amount of $100.0 million, pursuant to which the Company received variable interest payments based on LIBOR and paid fixed interest at a rate of 1.47%. This interest rate swap expired on February 18, 2011. During the life of this interest rate swap, the critical terms of the swap matched the terms of the debt, which resulted in no hedge ineffectiveness.
On October 19, 2010, the Company entered into a three-year forward starting interest rate swap agreement with an underlying notional amount of $25.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 0.89%. The effective date of this hedge was February 24, 2011. This swap is intended to hedge the interest risk associated with the Company’s forecasted floating-rate, LIBOR-based debt. As of April 30, 2011, the critical terms of the swap matched the terms of the debt, resulting in no hedge ineffectiveness. On an ongoing basis (no less than once each quarter), the Company assesses whether its LIBOR-based interest payments are probable of being paid during the life of the hedging relationship. The Company also assesses the counterparty credit risk, including credit ratings and potential non-performance of the counterparty, when determining the fair value of the swap.
As of April 30, 2011, the fair value of the remaining interest rate swap was $0.2 million, which was included in other investments and long-term receivables on the accompanying condensed consolidated balance sheet. The effective portion of this cash flow hedge is recorded within accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings. Any ineffective portion of the hedge is recorded immediately to interest expense. No ineffectiveness existed at April 30, 2011. The amount included in accumulated other comprehensive loss is $0.2 million ($0.1 million, net of taxes) at April 30, 2011.
Investments in Auction Rate Securities
At April 30, 2011, the Company held investments in auction rate securities from four different issuers having an aggregate original principal amount of $20.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). A hypothetical 1% increase in interest rates would have added approximately $0.1 million of additional interest income in the six months ended April 30, 2011.
On February 11, 2011, one of the Company’s auction rate securities was redeemed by the issuer at its par value of $5.0 million.

Foreign Currency
Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk.

Item 4.	Controls and Procedures
a. Disclosure Controls and Procedures. As required by paragraph (b) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.
b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the controls associated with the recently acquired Linc business. Linc integration activities, including an assessment of the effectiveness of internal controls over financial reporting and related remediation, are expected to be conducted over the course of the Company’s fiscal year 2011 assessment cycle.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None.

Item 6.	Exhibits
(a)	Exhibits

31.1‡	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2‡	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement

‡	Indicates filed herewith

†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated
June 9, 2011	/s/ James S. Lusk
James S. Lusk
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 9, 2011	/s/ Dean A. Chin
Dean A. Chin
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)