Form 10-Q
period 2011-07-31
ABM INDUSTRIES INC /DE/
filed 2011-09-09
CIK 771497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 26, 2011
Common Stock, $0.01 par value per share	53,248,686 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORM 10-Q

For the quarterly period ended July 31, 2011

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
(in thousands, except share amounts)	July 31, 2011	October 31, 2010
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$39,614	$39,446
Trade accounts receivable, net of allowances of $16,807 and $10,672 at July 31, 2011 and October 31, 2010, respectively	565,267	450,513
Prepaid income taxes	4,187	1,498
Current assets of discontinued operations	2,954	4,260
Prepaid expenses	46,615	41,306
Notes receivable and other	56,923	20,402
Deferred income taxes, net	40,256	46,193
Insurance recoverables	9,240	5,138

Total current assets	765,056	608,756

Non-current assets of discontinued operations	322	1,392
Insurance deposits	35,860	36,164
Other investments and long-term receivables	3,273	4,445
Deferred income taxes, net	42,479	51,068
Insurance recoverables	61,557	70,960
Other assets	43,223	37,869
Investments in auction rate securities	15,148	20,171
Investment in unconsolidated affiliates, net	15,911	—
Property, plant and equipment, net of accumulated depreciation of $111,790 and $98,884 at July 31, 2011 and October 31, 2010, respectively	62,055	58,088
Other intangible assets, net of accumulated amortization of $72,543 and $54,889 at July 31, 2011 and October 31, 2010, respectively	135,119	65,774
Goodwill	746,832	593,983

Total assets	$1,926,835	$1,548,670

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	September 30,	September 30,
(in thousands, except share amounts)	July 31, 2011	October 31, 2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$129,076	$78,928
Accrued liabilities
Compensation	98,499	89,063
Taxes - other than income	20,141	17,663
Insurance claims	79,316	77,101
Other	114,549	70,119
Income taxes payable	728	977

Total current liabilities	442,309	333,851

Income taxes payable	33,791	29,455
Line of credit	365,000	140,500
Retirement plans and other	39,134	34,626
Insurance claims	262,463	271,213

Total liabilities	1,142,697	809,645

Stockholders’ equity
Commitments and contingencies
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,235,408 and 52,635,343 shares issued at July 31, 2011 and October 31, 2010, respectively	532	526
Additional paid-in capital	208,600	192,418
Accumulated other comprehensive loss, net of taxes	(1,133)	(1,863)
Retained earnings	576,139	547,944

Total stockholders’ equity	784,138	739,025

Total liabilities and stockholders’ equity	$1,926,835	$1,548,670

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share data)	2011	2010	2011	2010
	(Unaudited)

Revenues	$1,076,247	$869,029	$3,165,499	$2,594,374

Expenses
Operating	952,844	776,224	2,821,672	2,330,299
Selling, general and administrative	76,356	54,697	242,406	182,743
Amortization of intangible assets	6,314	2,782	17,273	8,251

Total expenses	1,035,514	833,703	3,081,351	2,521,293

Operating profit	40,733	35,326	84,148	73,081
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	—	—	(114)
Impairments recognized in other comprehensive income	—		—	(13)
Income from unconsolidated affiliates, net	1,166	—	2,785	—
Interest expense	(4,114)	(1,149)	(12,477)	(3,541)

Income from continuing operations before income taxes	37,785	34,177	74,456	69,413
Provision for income taxes	(9,874)	(13,204)	(23,940)	(26,981)

Income from continuing operations	27,911	20,973	50,516	42,432
Loss from discontinued operations, net of taxes	(36)	(10)	(60)	(117)

Net income	$27,875	$20,963	$50,456	$42,315

Net income per common share - Basic
Income from continuing operations	$0.52	$0.40	$0.95	$0.81
Loss from discontinued operations	—	—	—	—

Net Income	$0.52	$0.40	$0.95	$0.81

Net income per common share - Diluted
Income from continuing operations	$0.51	$0.40	$0.93	$0.80
Loss from discontinued operations	—	—	—	—

Net Income	$0.51	$0.40	$0.93	$0.80

Weighted-average common and common equivalent shares outstanding
Basic	53,207	52,149	53,051	51,992
Diluted	54,201	52,996	54,084	52,754

Dividends declared per common share	$0.140	$0.135	$0.420	$0.405

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,
	Nine Months Ended July 31,
(in thousands)	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$50,456	$42,315
Loss from discontinued operations, net of taxes	(60)	(117)

Income from continuing operations	50,516	42,432
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	39,010	26,072
Deferred income taxes	13,960	9,869
Share-based compensation expense	6,689	2,113
Provision for bad debt	2,842	2,461
Discount accretion on insurance claims	655	684
Auction rate security credit loss impairment	—	127
Gain on sale of assets	(110)	(1,043)
Income from unconsolidated affiliates, net	(2,785)	—
Distributions from unconsolidated affiliates	985	—
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(30,809)	(6,026)
Prepaid expenses and other current assets	(15,265)	1,533
Insurance recoverables	5,301	1,400
Other assets and long-term receivables	9,172	(256)
Income taxes payable	1,398	16,113
Retirement plans and other non-current liabilities	(2,085)	(868)
Insurance claims payable	(12,032)	(3,006)
Trade accounts payable and other accrued liabilities	15,110	(18,646)

Total adjustments	32,036	30,527

Net cash provided by continuing operating activities	82,552	72,959
Net cash provided by discontinued operating activities	2,285	7,331

Net cash provided by operating activities	84,837	80,290

Cash flows from investing activities:
Additions to property, plant and equipment	(16,547)	(19,217)
Proceeds from sale of assets and other	415	2,494
Purchase of businesses, net of cash acquired	(290,478)	(31,209)
Investments in unconsolidated affiliates	(955)	—
Proceeds from redemption of auction rate securities	5,000	—

Net cash used in investing activities	(302,565)	(47,932)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	9,519	6,166
Dividends paid	(22,278)	(21,051)
Deferred financing costs paid	(4,991)	—
Borrowings from line of credit	740,500	298,500
Repayment of borrowings from line of credit	(516,000)	(321,000)
Changes in book cash overdrafts	11,146	3,776

Net cash provided by (used in) financing activities	217,896	(33,609)

Net increase (decrease) in cash and cash equivalents	168	(1,251)
Cash and cash equivalents at beginning of period	39,446	34,153

Cash and cash equivalents at end of period	$39,614	$32,902

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	September 30,	September 30,
	Nine Months Ended July 31,
(in thousands)	2011	2010
	(Unaudited)
Supplemental Data:
Cash paid for income taxes, net of refunds received	$7,838	$223
Tax effect from exercise of options	1,366	660
Cash received from exercise of options	8,153	5,506
Interest paid on line of credit	$7,821	$2,527

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in ABM’s condensed consolidated financial statements and the accompanying notes. These estimates are based on information available as of the date of these financial statements. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to fairly state the information for each period contained therein. The results of operations for the nine months ended July 31, 2011 are not necessarily indicative of the operating results that might be expected for the full fiscal year or any future periods.

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

Guarantees

Linc offers certain customers guaranteed energy savings on installed equipment under long-term service and maintenance contracts. The total energy savings guarantees were $30.9 million at July 31, 2011 and extend through 2026. The Company accrues for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, Linc has not incurred significant losses in connection with these guarantees and the Company does not expect significant future losses.

Investments in Unconsolidated Affiliates

Linc owns non-controlling interests in certain affiliated entities that predominantly provide engineering services to governmental and commercial clients, primarily in the United States and the Middle East. The carrying amount of the investments in unconsolidated affiliates, net was $15.9 million at July 31, 2011. The Company accounts for such investments, in which it holds a significant interest but does not have controlling influence, under the equity method of accounting. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The differences between the carrying amounts and the estimated fair values of equity method investments are recognized as an impairment loss when the loss is deemed to be other-than-temporary.

Parking Revenue Presentation

The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Parking revenues related solely to the reimbursement of expenses totaled $73.8 million and $55.8 million for the three months ended July 31, 2011 and 2010, respectively, and $225.3 million and $169.0 million for the nine months ended July 31, 2011 and 2010, respectively.

2.	Acquisitions

On December 1, 2010, the Company acquired Linc pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among ABM, Linc, GI Manager LP, as the Members Representative, and Lightning Services, LLC, a wholly-owned subsidiary of ABM (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Linc, and Linc continued as the surviving corporation and as a wholly-owned subsidiary of ABM. The aggregate purchase price for all of the outstanding limited liability company interests of Linc was $300.6 million. The purchase price was subsequently reduced by $1.9 million to $298.7 million in connection with a working capital adjustment. In connection with the acquisition, the Company incurred $5.1 million in direct acquisition costs that were expensed as incurred and included as selling, general and administrative expenses. Linc provides end-to-end integrated facilities management services that improve operating efficiencies, reduce energy consumption, and lower overall operational costs for governmental, commercial, and residential clients throughout the United States and in select international markets. Some of these services are performed through franchisees and other affiliated entities. The operations of Linc are included in the Engineering segment as of the acquisition date. Revenues and operating profit associated with Linc and included in the Company’s condensed consolidated statements of income were $142.7 million and $4.0 million, respectively, for the three months ended July 31, 2011, and $370.3 million and $8.1 million, respectively, for the nine months ended July 31, 2011. Pro forma financial information for this acquisition has not been provided, as such information is not material to the Company’s financial results.

This acquisition was accounted for under the acquisition method of accounting. The Company has performed a preliminary allocation of the purchase price to the underlying assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess of the purchase price allocated to goodwill. The Company is in the process of completing the analysis of deferred taxes and further changes to the preliminary allocation will be recognized as the analysis is finalized.

The preliminary purchase price and related allocations are summarized as follows:

September 30,
(in thousands)

Purchase price:
Total cash consideration	$298,720

Allocated to:
Cash and cash equivalents	$8,467
Trade accounts receivable	86,669
Prepaid expenses and other current assets	7,494
Investments in unconsolidated affiliates	14,450
Property, plant and equipment	9,462
Other identifiable intangible assets	87,000
Other assets	24,649
Accounts payable	(38,042)
Insurance claims	(4,842)
Accrued expenses and other current liabilities	(24,142)
Non-current liabilities	(25,013)
Goodwill	152,568

Net assets acquired	$298,720

The acquired intangible assets will be amortized using the sum-of-the-years-digits method or, where appropriate, the straight-line method. The weighted-average amortization period for the acquired intangible assets are: 14 years for customer contracts, 10 years for the increase in the investment in unconsolidated affiliates carrying values, and 4 years for trademarks, which is consistent with the estimated useful life considerations used in the determination of their fair values. The amount allocated to goodwill is reflective of the Company’s identification of buyer-specific synergies that the Company anticipates will be realized by, among other things, reducing duplicative positions and back office functions, consolidating facilities, and reducing professional fees and other services.

The transaction was a taxable asset acquisition of the Linc organization for U.S. income tax purposes, and no deferred taxes have been recorded on a significant portion of the acquired assets and liabilities. However, deferred taxes have been recorded for certain assets and liabilities where the Company receives a carryover basis for tax purposes. Additional deferred tax adjustments will be recorded and finalized during the remainder of the measurement period. A significant portion of the goodwill associated with the acquisition is expected to be amortizable for income tax purposes.

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

The following tables present information about assets and liabilities required to be carried at fair value on a recurring basis as of July 31, 2011 and October 31, 2010:

	September 30,	September 30,	September 30,	September 30,
	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in thousands)	July 31, 2011	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$4,968	$4,968	$—	$—
Investments in auction rate securities	15,148	—	—	15,148

Total assets	$20,116	$4,968	$—	$15,148

Liabilities
Interest rate swap	$158	$—	$158	$—

Total liabilities	$158	$—	$158	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in thousands)	October 31, 2010	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$5,717	$5,717	$—	$—
Investments in auction rate securities	20,171	—	—	20,171

Total assets	$25,888	$5,717	$—	$20,171

Liabilities
Interest rate swaps	$445	$—	$445	$—

Total liabilities	$445	$—	$445	$—

The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices.

For investments in auction rate securities that had no market activity indicative of fair market value, the fair value is based on discounted cash flow valuation models, primarily utilizing unobservable inputs. During the nine months ended July 31, 2011, the Company had no transfers of assets or liabilities between any of the above hierarchy levels. See Note 4, “Auction Rate Securities,” for the roll-forwards of assets measured at fair value using significant unobservable Level 3 inputs.

The fair value of the interest rate swaps is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for London Interbank Offered Rate forward rates at the end of the period. See Note 7, “Line of Credit Facility.”

Other Financial Assets and Liabilities

Due to the short-term maturities of the Company’s cash, cash equivalents, receivables, payables, and current assets of discontinued operations, the carrying value of these financial instruments is estimated to approximate their fair market values. Due to variable interest rates, the fair value of outstanding borrowings under the Company’s $650.0 million line of credit approximates its carrying value of $365.0 million. The carrying value of the receivables included in non-current assets of discontinued operations of $0.3 million and the insurance deposits related to self-insurance claims of $35.9 million approximates fair market value.

4.	Auction Rate Securities

As of July 31, 2011, the Company holds investments in auction rate securities from four different issuers having an original principal amount of $5.0 million each (aggregating $20.0 million). These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007. At July 31, 2011 and October 31, 2010, the estimated fair value of these securities, in total, was approximately $15.1 million and $20.2 million, respectively. On February 11, 2011, one of the Company’s auction rate securities was redeemed by the issuer at its par value of $5.0 million. At the redemption date, this security was valued at $5.0 million, therefore, no gain or loss was recognized upon its redemption.

For securities that had no market activity indicative of fair market value, the Company estimates the fair values utilizing a discounted cash flow model, which considers, among other factors, assumptions about: (1) the underlying collateral; (2) credit risks associated with the issuer; (3) contractual maturity; (4) credit enhancements associated with financial insurance guarantees, if any; and (5) assumptions about when, if ever, the security might be re-financed by the issuer or have a successful auction. Since there can be no assurance that auctions for these securities will be successful in the near future, the Company has classified its auction rate securities as long-term investments.

The following table presents the significant assumptions used to determine the fair value of the Company’s auction rate securities at July 31, 2011 and October 31, 2010:

Assumption	July 31, 2011	October 31, 2010
Discount rates	L + 2.31% - L + 20.23%	L + 2.50% - L + 18.59%
Yields	L + 2.0% - L + 3.5%	L + 2.0% - L + 3.5%
Average expected lives	4 - 10 years	4 - 10 years

L - London Interbank Offered Rate

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

The Company’s determination of whether an other-than-temporary impairment represents a credit loss is based upon the difference between the present value of the expected cash flows to be collected and the amortized cost basis of the security. Significant assumptions used in estimating the credit loss include: (1) default rates for the security and the mono-line insurer, if any (which are based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents the Company’s view of when market efficiencies for securities may be restored). Adverse changes in any of these factors could result in additional declines in fair value and further other-than-temporary impairments in the future. There were no other-than-temporary impairments identified during the nine months ended July 31, 2011.

The following table presents the changes in the cost basis and fair value of the Company’s auction rate securities for the nine months ended July 31, 2011:

	September 30,	September 30,
		Fair Value
(in thousands)	Cost Basis	(Level 3)

Balance at beginning of year	$23,307	$20,171
Unrealized gains	—	435
Unrealized losses	—	(458)
Redemption of security by issuer	(5,000)	(5,000)

Balance at July 31, 2011	$18,307	$15,148

At July 31, 2011 and October 31, 2010, unrealized losses of $3.2 million ($1.9 million net of taxes) and $3.1 million ($1.9 million net of taxes) were recorded in accumulated other comprehensive loss, respectively.

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share data)	2011	2010	2011	2010

Income from continuing operations	$27,911	$20,973	$50,516	$42,432
Loss from discontinued operations, net of taxes	(36)	(10)	(60)	(117)

Net income	$27,875	$20,963	$50,456	$42,315

Weighted-average common shares outstanding - Basic	53,207	52,149	53,051	51,992
Effect of dilutive securities:
Stock options	466	502	539	441
Restricted stock units	282	267	284	252
Performance shares	246	78	210	69

Weighted-average common shares outstanding - Diluted	54,201	52,996	54,084	52,754

Net income per common share
Basic	$0.52	$0.40	$0.95	$0.81
Diluted	$0.51	$0.40	$0.93	$0.80

The diluted net income per common share excludes certain stock options, restricted stock units, and performance shares since the effect of including these awards would have been anti-dilutive, as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2011	2010	2011	2010

Stock options	739	600	706	750
Restricted stock units	27	1	21	21
Performance shares	—	—	23	—

6.	Self-Insurance

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

Although the Company engages third-party experts to assist in estimating appropriate self-insurance reserves, the determination of those reserves is dependent upon significant actuarial judgments that have a material impact on the

Company’s reserves. The interpretation of trends requires knowledge of many factors, which include, among others, changes in regulatory requirements, safety programs, and/or claims handling practices. If analyses of losses suggest that the frequency or severity of claims incurred has changed, the Company would be required to record increases or decreases in expenses for self-insurance liabilities.

Actuarial evaluations completed during the three months ended July 31, 2011, covering certain self-insurance programs of the Company, resulted in an increase in the self-insurance reserves pertaining to prior year claims of $1.1 million as of July 31, 2011. This adjustment was recorded in the Corporate segment. The increase was primarily related to higher than expected losses in workers’ compensation claims and general liability claims. During the fourth quarter of 2011, actuarial reports are expected to be completed for the Company’s remaining programs using recent claims data and may result in adjustments to earnings during that period.

As a result of the Linc acquisition, the Company is a member of a group captive insurance company to which it pays premiums for Linc’s exposures related to worker’s compensation, general liability and auto programs. Based primarily on the Company’s loss experience as a member of the captive, the Company is also subject to assessments of additional premiums, subject to a defined annual cap. Such additional exposure is not material.

At July 31, 2011, the Company had $101.5 million in standby letters of credit (primarily related to its workers’ compensation, general liability, automobile, and property damage programs), $35.9 million in restricted insurance deposits, and $214.4 million in surety bonds (of which $30.8 million supported insurance claim liabilities). At October 31, 2010, the Company had $100.8 million in standby letters of credit, $36.2 million in restricted insurance deposits, and $112.5 million in surety bonds (of which $29.3 million supported insurance claim liabilities).

7.	Line of Credit Facility

On November 30, 2010, the Company terminated its then-existing $450.0 million syndicated line of credit and replaced it with a $650.0 million five-year syndicated line of credit that is scheduled to expire on November 30, 2015 (the “Facility”). The Company has the option to increase the size of the Facility to $850.0 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). The Facility is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes, including acquisitions.

The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the Facility also requires that the Company maintain the following three financial covenants, which are described in Note 16, “Subsequent Events,” to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for 2010: (1) a fixed charge coverage ratio; (2) a leverage ratio; and (3) a consolidated net worth test. On June 3, 2011, the Company executed an amendment to the Facility regarding permitted acquisitions. In connection with the amendment, the leverage ratio, both before and after giving effect to an acquisition, cannot be greater than 3.25 to 1 for any acquisition occurring on or prior to June 3, 2012, and 3.10 to 1 for any acquisition occurring thereafter. The Company was in compliance with all covenants as of July 31, 2011.

As of July 31, 2011, the total outstanding amount under the Facility in the form of cash borrowings was $365.0 million. Available credit under the line of credit was up to $183.5 million at July 31, 2011. The Company’s ability to draw down available amounts under its line of credit is subject to compliance with the covenants described above.

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

On October 19, 2010, the Company entered into a three-year forward starting interest rate swap agreement with an underlying notional amount of $25.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 0.89%. The effective date of this hedge was February 24, 2011. This swap is intended to hedge the interest risk associated with the Company’s forecasted floating-rate, LIBOR-based debt. As of July 31, 2011, the critical terms of the swap matched the terms of the debt, resulting in no hedge ineffectiveness. On an ongoing basis (no less than once each quarter), the Company assesses whether its LIBOR-based interest payments are probable of being paid during the life of the hedging relationship. The Company also assesses the counterparty credit risk, including credit ratings and potential non-performance of the counterparty, when determining the fair value of the swap.

As of July 31, 2011, the fair value of the remaining interest rate swap was a $0.2 million liability, which was included in retirement plans and other on the accompanying condensed consolidated balance sheet. The effective portion of this cash flow hedge is recorded within accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings. Any ineffective portion of the hedge is recorded immediately to interest expense. No ineffectiveness existed at July 31, 2011. The amount included in accumulated other comprehensive loss is $0.2 million ($0.1 million, net of taxes) at July 31, 2011.

8.	Benefit Plans

The components of net periodic benefit cost of the Company’s defined benefit plans and post-retirement benefit plans attributable to participants associated with continuing operations for the three and nine months ended July 31, 2011 and 2010 were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2011	2010	2011	2010
Defined Benefit Plans
Service cost	$12	$11	$35	$33
Interest	142	148	427	444
Expected return on plan assets	(93)	(99)	(280)	(299)
Amortization of actuarial loss	29	17	86	53

Net expense	$90	$77	$268	$231

Post-Retirement Benefit Plans
Service cost	$3	$3	$10	$11
Interest	64	71	192	211

Net expense	$67	$74	$202	$222

9.	Contingencies

The Company has been named a defendant in certain proceedings arising in the ordinary course of business, including class actions and purported class actions. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. In accordance with Accounting Standards Codification 450-20, Loss Contingencies, the Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred. At July 31, 2011, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $6.1 million.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. For matters where a contingent loss is reasonably possible, but not probable, and an estimate of that loss can be reasonably determined, management currently estimates that the aggregate amount of such losses might total up to $1.6 million. Matters underlying this estimate will change from time to time, and actual results may vary significantly from this estimate. Those matters for which the Company cannot reasonably determine an estimate are not included within this estimated amount and, therefore, this estimated amount does not represent the Company’s maximum loss exposure. The ultimate resolution of such matters is always uncertain and any such proceeding brought against the Company could have a material adverse impact on its financial condition and results of operations.

There have been no significant changes to the proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010 during the quarter ended July 31, 2011, except as follows:

In connection with the consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (ACSS) filed July 12, 2005, in the Superior Court of California, Los Angeles County, a class action involving allegations that the Company violated certain state laws relating to meal and rest breaks, on July 11, 2011, the Court closed the class period as of July 1, 2011 and vacated the previously scheduled trial date of September 12, 2011. No trial date has been scheduled.

In connection with the consolidated cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco, a purported class action involving allegations that the Company failed to track work time and provide breaks, on April 19, 2011 the trial court held a hearing on plaintiffs’ motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs’ motion to certify the class. On May 11, 2011, the plaintiffs filed a motion to reconsider, which was denied. The plaintiffs have filed an appeal and have requested a stay of the proceedings until the appeal is decided.

In connection with the consolidated cases of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Court, on April 21, 2011, the Court granted a stay in the case. On June 22, 2011, the parties accepted a mediator’s proposal which involves settling all the claims made in the first amended complaint for the period of October 1, 2002 to the date on which the Court grants preliminary approval of the settlement. The preliminary approval of the Court is expected to be received in the first quarter of 2012. Under the proposed settlement, the maximum amount which could be paid to claimants is $ 4.7 million. The anticipated payment under the terms of the mediator’s proposal is approximately $2.9 million. The Company has accrued $2.9 million with respect to this matter, which is included in the total amount accrued for all litigation matters described above.

In connection with Khadera v. American Building Maintenance Co.-West and ABM Industries filed on March 24, 2008, in U.S District Court of Washington, Western District, an action involving allegations relating to unpaid overtime and meal and rest claims, as previously reported, the class was conditionally certified only with respect to certain overtime claims under federal law. The Company filed a motion to decertify the class on July 6, 2011.

Environmental Matter

A proceeding has been commenced by the State of Texas against a subsidiary of the Company alleging that the subsidiary discharged industrial waste in violation of applicable law. Under applicable law, the maximum fine related to the alleged violation is $0.3 million. It is reasonably possible that the Company will experience a loss related to this matter, which is included in the aggregate amount of reasonably possible losses described above.

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

No share-based grants were made under the Company’s 2006 Equity Incentive Plan during the three months ended July 31, 2011.

During the three months ended July 31, 2011 and 2010, the Company determined that the financial performance targets, which were established in connection with certain performance share grants, were no longer probable of achievement. As a result, in the three months ended July 31, 2011 and 2010, the Company reversed approximately $0.3 million and $3.4 million, respectively, of previously recorded share-based compensation expense. These adjustments were recorded in selling, general and administrative expenses in their respective periods.

11.	Comprehensive Income

The following table presents the components of comprehensive income for the three and nine months ended July 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2011	2010	2011	2010

Net income	$27,875	$20,963	$50,456	$42,315
Other comprehensive income (loss):
Unrealized (losses) gains on auction rate securities	(355)	(44)	(23)	58
Reclass adjustment for credit losses recognized in earnings	—	—	—	127
Unrealized (losses) gains on interest rate swap agreements	(309)	137	287	350
Foreign currency translation	(41)	(207)	545	311
Actuarial gains - adjustments to pension and other post-retirement plans	16	18	49	53

Income tax benefit (expense) related to other comprehensive income (loss)	265	(196)	(127)	(601)

Comprehensive income	$27,451	$20,671	$51,187	$42,613

12.	Income Taxes

The effective tax rates on income from continuing operations for the three months ended July 31, 2011 and 2010 were 26.1% and 38.6%, respectively. The effective tax rates on income from continuing operations for the nine months ended July 31, 2011 and 2010 were 32.2% and 38.9%, respectively. The provision for income taxes for the three and nine months ended July 31, 2011 includes a benefit of $4.7 million related to the re-measurement of certain unrecognized tax benefits based on new information available.

At July 31, 2011, the Company had unrecognized tax benefits of $97.4 million, of which $97.2 million, if recognized in the future, would affect its effective tax rate. Approximately $1.0 million of the Company’s unrecognized tax benefits has been recognized as a current liability. The Company’s unrecognized tax benefits decreased by $4.3 million during the nine months ended July 31, 2011, primarily due to the re-measurement discussed above. It is reasonably possible that the Company’s unrecognized tax benefits could decrease between $1.0 million and $6.0 million over the next twelve months. The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of July 31, 2011, the Company had accrued interest related to uncertain tax positions of $1.0 million.

The Company’s major tax jurisdiction is the United States. ABM, OneSource Services, Inc. and the Linc C Corporation’s U.S. federal income tax returns remain open for examination for the periods ending October 31, 2006 through October 31, 2010, March 31, 2000 through November 14, 2007 and December 31, 2007 through December 31, 2010, respectively. ABM is currently being examined by the Internal Revenue Service (“IRS”) for the tax years 2006 – 2008 and REEP, Inc. (a Linc C Corporation) is currently being examined by the Internal Revenue Service for the tax years 2008 – 2009. The IRS field audit related to the 2006 – 2008 ABM Federal income tax returns was completed during the three months ended July 31, 2011. Due to an income tax refund generated from a carry-back claim, the audit has been submitted to the Joint Committee on Taxation (“Committee”) for review. Although the Company expects review and approval by the Committee within the next twelve months, there can be no assurance about the timing or ultimate outcome. The Company does business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. In major state jurisdictions, the tax years 2006 – 2010 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by Illinois, Michigan, Utah, New Jersey, Massachusetts, New York, California, Texas, and Puerto Rico.

13.	Segment Information

The Company is organized into four reportable operating segments, Janitorial, Engineering, Parking and Security, which are summarized as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2011	2010	2011	2010

Revenues
Janitorial	$598,697	$575,204	$1,783,557	$1,717,537
Engineering	236,213	94,383	658,058	285,716
Parking	153,323	114,222	462,316	340,813
Security	87,736	84,900	260,630	249,209
Corporate	278	320	938	1,099

	$1,076,247	$869,029	$3,165,499	$2,594,374

Operating profit
Janitorial	$40,144	$38,380	$104,942	$101,040
Engineering	9,878	6,118	24,170	16,415
Parking	7,171	5,823	16,799	16,033
Security	2,813	2,026	5,011	4,313
Corporate	(19,273)	(17,021)	(66,774)	(64,720)

Operating profit	40,733	35,326	84,148	73,081
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	—	—	(114)
Impairments recognized in other comprehensive income	—	—	—	(13)
Income from unconsolidated affiliates, net	1,166	—	2,785	—
Interest expense	(4,114)	(1,149)	(12,477)	(3,541)

Income from continuing operations before income taxes	$37,785	$34,177	$74,456	$69,413

Included within the Corporate segment for the three and nine months ended July 31, 2011, is a benefit of $2.7 million, net of the collection of an outstanding accounts receivable of $0.4 million, related to the settlement, on May 17, 2011, of a dispute with the former owners of the acquired assets of Five Star Parking, Network Parking Company Ltd., and System Parking, Inc. (acquired by the Company in 2010). Such amount was recorded in the Company’s consolidated financial statements as a reduction of selling, general and administrative expenses.

Effective November 1, 2010, the Company changed the management reporting responsibility for a subsidiary from the Janitorial segment to the Engineering segment. Amounts for the three and nine months ended July 31, 2010 have been retrospectively adjusted to reflect this organizational change. The impact of the organizational change on the reported results for the three and nine months ended July 31, 2010 was a reclassification of $7.8 million and $23.6 million of revenues, respectively, and $0.2 million and $0.7 million of operating profit, respectively, from the Janitorial segment to the Engineering segment.

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

14.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholder’s equity be present either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Since ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, it will have no impact on the Company’s financial position or results of operations. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is the first quarter of 2013 for the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements of ABM Industries Incorporated (“ABM”) and its subsidiaries (collectively the “Company”) included in this Quarterly Report on Form 10-Q, with the consolidated financial statements and accompanying notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. In addition, the following discussion and other statements in this Quarterly Report on Form 10-Q should be read in conjunction with the description under the caption “Forward-Looking Statements” on page 30 of the risks and uncertainties that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Unless otherwise noted, all information in the discussion and references to years are based on the Company’s fiscal year, which ends on October 31.

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

On December 1, 2010, the Company acquired The Linc Group, LLC (“Linc”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among ABM, Linc, GI Manager LP, as the Members Representative, and Lightning Services, LLC, a wholly-owned subsidiary of ABM (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Linc, and Linc continued as the surviving corporation and as a wholly-owned subsidiary of ABM. The aggregate purchase price for all of the outstanding limited liability company interests of Linc was $300.6 million in cash. The purchase price was subsequently reduced by $1.9 million to $298.7 million in connection with a working capital adjustment. In connection with the acquisition, the Company incurred $5.1 million in direct acquisition costs that were expensed as incurred and classified as selling, general and administrative expenses. Linc provides end-to-end integrated facilities management services that improve operating efficiencies, reduce energy consumption, and lower overall operational costs for governmental, commercial, and residential clients throughout the United States and in select international markets. Some of these services are performed through franchisees and other affiliated entities. The operations of Linc are included in the Engineering segment as of the acquisition date.

Revenues and operating profit associated with Linc and included in the Company’s condensed consolidated statements of income were $142.7 million and $4.0 million, respectively, for the three months ended July 31, 2011, and $370.3 million and $8.1 million, respectively, for the nine months ended July 31, 2011. A significant portion of Linc’s revenues are generated from contracts with the U.S. Government. In early 2010, the current administration submitted its fiscal year ending September 30, 2011 budget (“2011 Budget”). The 2011 Budget was not approved until mid-April 2011, delaying the award of most new contracts. The Company is continually assessing the impact that the delayed 2011 Budget, as well as the potential impact of the proposed 2012 budget (“2012 Budget”), will have on its governmental business. While the volume of bid activity and request for proposals for future awards remains active, Linc’s governmental business has experienced and will continue to experience delays in new contract awards and in the start dates of currently awarded contracts.

On October 1, 2010, the Company acquired certain assets of Five Star Parking, Network Parking Company Ltd., and System Parking, Inc. (collectively, this asset acquisition is referred to as “L&R”) from the L&R Group of Companies. Subsequent to this acquisition, a dispute with the former owners arose, and on May 17, 2011, the parties agreed to settle this dispute for a cash payment of $2.7 million, net of the collection of an outstanding accounts receivable of $0.4 million. This settlement was recorded in the Corporate segment as a reduction of selling, general and administrative expenses in the three and nine months ended July 31, 2011.

Revenues at the Company’s Janitorial, Engineering, and Security segments are primarily based on the performance of labor-intensive services at contractually specified prices. Revenues at the Parking segment relate to parking and transportation services, which are less labor-intensive. In addition to services defined within the scope of client contracts, the Janitorial segment also generates revenues from extra services (or tags) such as, but not limited to, flood cleanup and extermination services, which generally provide higher margins. Total revenues increased $571.1 million in the nine months ended July 31, 2011, as compared to the nine months ended July 31, 2010, which was primarily related to revenues of $554.8 million associated with the Linc, Diversco, Inc. (“Diversco”), Five Star Parking, Network Parking Company Ltd., and System Parking, Inc. (collectively, “L&R”) acquisitions. Operating profit increased $11.1 million in the nine months ended July 31, 2011, as compared to the nine months ended July 31, 2010, which was primarily related to operating profit of $11.5 million associated with the Linc, Diversco, and L&R acquisitions, partially offset by increases in payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011.

During the third quarter of 2011, it appeared that the U.S. economy will be weaker than anticipated, causing the Company’s clients to take additional cost containment measures. These cost containment measures will result in further price compression, particularly in the Janitorial business. Further, the delay in passing federal appropriations had an adverse impact on the timing of awarding contracts to Linc’s government business, which is expected to shift the start of projects from 2011 to 2012. Taken together, along with higher unemployment insurance expense and fuel and related costs, the Company’s results for the fourth quarter of 2011 will be negatively impacted.

In addition to revenues and operating profit, the Company’s management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable and payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on self-insured claims. Operating cash flows are also impacted by receivables relating to government contracts, as these receivables generally have longer collection periods. The Company’s net cash provided by continuing operating activities was $82.6 million for the nine months ended July 31, 2011, compared to $73.0 million in the nine months ended July 31, 2010.

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

Liquidity and Capital Resources

	September 30,	September 30,	September 30,
(in thousands)	July 31, 2011	October 31, 2010	Change
Cash and cash equivalents	$39,614	$39,446	$168
Working capital	$322,747	$274,905	$47,842

	Nine Months Ended July 31,
(in thousands)	2011	2010	Change
Net cash provided by operating activities	$84,837	$80,290	$4,547
Net cash used in investing activities	$(302,565)	$(47,932)	$(254,633)
Net cash provided by (used in) financing activities	$217,896	$(33,609)	$251,505

In connection with the acquisition of Linc, on November 30, 2010 the Company terminated its $450.0 million syndicated line of credit and replaced it with a new $650.0 million five-year syndicated line of credit, which the Company has the option to increase to $850.0 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). The Company believes that the cash generated from operations and amounts available under its $650.0 million line of credit will be sufficient to fund the Company’s operations and cash requirements in the foreseeable future. As of July 31, 2011, the total outstanding amounts under the Company’s line of credit in the form of cash borrowings and standby letters of credit were $365.0 million and $101.5 million, respectively. As of July 31, 2011, available credit under the line of credit was up to $183.5 million. The Company’s ability to draw down available amounts under its $650.0 million line of credit is subject to compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under the line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of July 31, 2011, the Company was in compliance with all financial covenants.

Working Capital. Working capital increased by $47.8 million to $322.7 million at July 31, 2011 from $274.9 million at October 31, 2010. Excluding the effects of discontinued operations, working capital increased by $49.1 million to $319.8 million at July 31, 2011 from $270.6 million at October 31, 2010. The increase in working capital was primarily related to the acquisition of Linc, which contributed $54.2 million of working capital at July 31, 2011.

Cash Flows from Operating Activities. Net cash provided by continuing operating activities was $82.6 million for the nine months ended July 31, 2011, compared to $73.0 million for the nine months ended July 31, 2010. The increase in net cash provided by operating activities was primarily related to the timing of payments made on vendor invoices, partially offset by the timing of collections received from clients (which includes longer collection periods pertaining to Linc’s government business).

Net cash provided by discontinued operating activities was $2.3 million for the nine months ended July 31, 2011, compared to $7.3 million for the nine months ended July 31, 2010. The cash provided by discontinued operating activities primarily related to cash collections from transferred client contracts that contained deferred charges for services performed by the Company prior to the sale.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended July 31, 2011 was $302.6 million, compared to $47.9 million for the nine months ended July 31, 2010. The increase in net cash used in investing activities was primarily related to $290.3 million cash paid, net of cash acquired, for the Linc acquisition on December 1, 2010.

Cash Flows from Financing Activities. Net cash provided by financing activities was $217.9 million for the nine months ended July 31, 2011, compared to net cash used of $33.6 million for the nine months ended July 31, 2010. The increase in cash flows from financing activities was primarily related to $306.8 million of cash borrowed to finance the Linc acquisition, which was partially offset by repayments made on the Company’s line of credit during the nine months ended July 31, 2011.

Results of Operations

Three Months Ended July 31, 2011 vs. Three Months Ended July 31, 2010

	September 30,	September 30,	September 30,	September 30,
($ in thousands)	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010	Increase (Decrease) $	Increase (Decrease) %

Revenues	$1,076,247	$869,029	$207,218	23.8%

Expenses
Operating	952,844	776,224	176,620	22.8%
Selling, general and administrative	76,356	54,697	21,659	39.6%
Amortization of intangible assets	6,314	2,782	3,532	127.0%

Total expenses	1,035,514	833,703	201,811	24.2%

Operating profit	40,733	35,326	5,407	15.3%
Income from unconsolidated affiliates, net	1,166	—	1,166	NM *
Interest expense	(4,114)	(1,149)	2,965	258.1%

Income from continuing operations before income taxes	37,785	34,177	3,608	10.6%
Provision for income taxes	(9,874)	(13,204)	(3,330)	(25.2)%

Income from continuing operations	27,911	20,973	6,938	33.1%
Loss from discontinued operations, net of taxes	(36)	(10)	26	NM *

Net income	$27,875	$20,963	$6,912	33.0%

*	Not Meaningful

Net Income. Net income in the three months ended July 31, 2011 increased by $6.9 million, or 33.0%, to $27.9 million ($0.51 per diluted share) from $21.0 million ($0.40 per diluted share) in the three months ended July 31, 2010.

Income from Continuing Operations. Income from continuing operations in the three months ended July 31, 2011 increased by $6.9 million, or 33.1%, to $27.9 million ($0.51 per diluted share) from $21.0 million ($0.40 per diluted share) in the three months ended July 31, 2010.

The increase in income from continuing operations was primarily related to:

•	a $7.7 million increase in operating profit, excluding the corporate segment, primarily related to the operating profit associated with the Linc, Diversco, and L&R acquisitions;

•	a $3.3 million decrease in income taxes, primarily related to a benefit from the re-measurement of certain unrecognized tax benefits;

•	a net $2.7 million settlement, received in the three months ended July 31, 2011, related to a dispute that arose in connection with the L&R acquisition; and

•	$1.2 million in income from unconsolidated affiliates;

partially offset by:

•

a $3.4 million adjustment recorded, in the three months ended July 31, 2010, to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants;

•

a $3.0 million increase in interest expense due to an increase in average borrowings and average interest rates under the $650.0 million line of credit as a result of financing the Linc acquisition; and

•	a $1.1 million adjustment to increase the self-insurance reserves related to prior year claims.

Revenues. Revenues increased $207.2 million, or 23.8%, in the three months ended July 31, 2011, as compared to the three months ended July 31, 2010. The Company’s growth in revenues was primarily related to revenues associated with the Linc, Diversco, and L&R acquisitions and additional revenues from new business. The revenues associated with the above mentioned acquisitions was $200.8 million.

Operating Expenses. As a percentage of revenues, gross margin was 11.5% and 10.7% in the three months ended July 31, 2011 and 2010, respectively. The increase in the gross margin was primarily related to higher margins experienced at Linc.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $21.7 million, or 39.6%, in the three months ended July 31, 2011 compared to the three months ended July 31, 2010.

The increase in selling, general and administrative expenses was primarily related to:

•	$19.1 million of expenses attributable to the Linc, Diversco, and L&R acquisitions; and

•

a $3.4 million adjustment recorded, in the three months ended July 31, 2010, to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants;

partially offset by:

•	a net $2.7 million settlement, received in the three months ended July 31, 2011, related to a dispute that arose in connection with the L&R acquisition.

Interest Expense. Interest expense in the three months ended July 31, 2011 increased $3.0 million, or 258.1%, to $4.1 million from $1.1 million in the three months ended July 31, 2010. The increase was primarily related to an increase in average borrowings and average interest rates under the line of credit as a result of financing the Linc acquisition. The average outstanding balances under the Company’s line of credit were $373.5 million and $148.2 million in the three months ended July 31, 2011 and 2010, respectively.

Amortization of Intangible Assets. Amortization of intangible assets in the three months ended July 31, 2011 increased $3.5 million, or 127.0%, to $6.3 million from $2.8 million in the three months ended July 31, 2010. The increase was primarily related to amortization of intangible assets acquired from the Linc acquisition.

Provision for Income Taxes. The effective tax rate on income from continuing operations for the three months ended July 31, 2011 and 2010 was 26.1% and 38.6%, respectively. The tax provision for the three months ended July 31, 2011 includes a tax benefit of $4.7 million related to a re-measurement of certain unrecognized tax benefits.

Segment Information. Segment amounts for the three months ended July 31, 2010 have been retrospectively adjusted to reflect a change in the management reporting responsibility for a subsidiary, effective November 1, 2010, that moved the operations of that subsidiary from the Janitorial segment to the Engineering segment. The impact of the organizational change on the reported results for the three months ended July 31, 2010 was a reclassification of $7.8 million of revenues and $0.2 million of operating profit from the Janitorial segment to the Engineering segment. The revenues and operating profits for the Company’s reportable segments (Janitorial, Engineering, Parking, and Security) were as follows:

	September 30,	September 30,	September 30,	September 30,
($ in thousands)	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010	Increase (Decrease) $	Increase (Decrease) %

Revenues
Janitorial	$598,697	$575,204	$23,493	4.1%
Engineering	236,213	94,383	141,830	150.3%
Parking	153,323	114,222	39,101	34.2%
Security	87,736	84,900	2,836	3.3%
Corporate	278	320	(42)	(13.1)%

	$1,076,247	$869,029	$207,218	23.8%

Operating profit
Janitorial	$40,144	$38,380	$1,764	4.6%
Engineering	9,878	6,118	3,760	61.5%
Parking	7,171	5,823	1,348	23.1%
Security	2,813	2,026	787	38.8%
Corporate	(19,273)	(17,021)	(2,252)	(13.2)%

Operating profit	40,733	35,326	5,407	15.3%
Income from unconsolidated affiliates, net	1,166	—	1,166	NM *
Interest expense	(4,114)	(1,149)	2,965	258.1%

Income from continuing operations before income taxes	$37,785	$34,177	$3,608	10.6%

*	Not Meaningful

Janitorial. Janitorial revenues increased $23.5 million, or 4.1%, during the three months ended July 31, 2011 compared to the three months ended July 31, 2010. The increase was primarily related to revenues associated with the acquisition of Diversco, which was acquired on June 30, 2010, and additional revenues from new business. The period-over-period increase in revenues attributable to Diversco was $13.6 million.

Operating profit increased $1.8 million, or 4.6%, during the three months ended July 31, 2011 compared to the three months ended July 31, 2010. The increase was primarily related to the increase in revenues, partially offset by increases in payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011 and increases in fuel costs.

Engineering. Engineering revenues increased $141.8 million, or 150.3%, during the three months ended July 31, 2011 compared to the three months ended July 31, 2010. The increase was primarily related to revenues associated with the acquisition of Linc, which was acquired on December 1, 2010. The revenues attributable to Linc in the three months ended July 31, 2011 were $142.7 million.

Operating profit increased by $3.8 million, or 61.5%, in the three months ended July 31, 2011 compared to the three months ended July 31, 2010. The increase was primarily related to the operating profit associated with Linc, which was $4.0 million in the three months ended July 31, 2011.

Parking. Parking revenues increased $39.1 million, or 34.2%, during the three months ended July 31, 2011 compared to the three months ended July 31, 2010. The increase was primarily related to revenues associated with the acquisition of L&R, which was acquired on October 1, 2010, partially offset by lost business. The revenues attributable to L&R in the three months ended July 31, 2011 were $42.8 million.

Operating profit increased $1.3 million, or 23.1%, during the three months ended July 31, 2011 compared to the three months ended July 31, 2010. The increase was primarily related to the operating profit associated with L&R, which was $0.7 million.

Security. Security revenues increased $2.8 million, or 3.3%, during the three months ended July 31, 2011 compared to the three months ended July 31, 2010. The increase was primarily related to the revenues associated with the acquisition of Diversco, which was acquired on June 30, 2010, and additional revenues from new business. The period-over-period increase in revenues attributable to Diversco in the three months ended July 31, 2011 was $1.7 million.

Operating profit increased $0.8 million, or 38.8%, during the three months ended July 31, 2011 compared to the three months ended July 31, 2010. The increase was primarily related to a reduction in general and administrative expenses, predominantly payroll and payroll related expenses and legal fees.

Corporate. Corporate expense increased $2.3 million, or 13.2%, in the three months ended July 31, 2011 compared to the three months ended July 31, 2010.

The increase in Corporate expense was primarily related to:

•

a $3.4 million adjustment recorded, in the three months ended July 31, 2010, to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants; and

•	a $1.1 million adjustment to increase the self-insurance reserves related to prior year claims;

partially offset by:

•	a net $2.7 million settlement, received in the three months ended July 31, 2011, related to a dispute that arose in connection with the L&R acquisition.

Results of Operations

Nine Months Ended July 31, 2011 vs. nine Months Ended July 31, 2010

	September 30,	September 30,	September 30,	September 30,
($ in thousands)	Nine Months Ended July 31, 2011	Nine Months Ended July 31, 2010	Increase (Decrease) $	Increase (Decrease) %

Revenues	$3,165,499	$2,594,374	$571,125	22.0%

Expenses
Operating	2,821,672	2,330,299	491,373	21.1%
Selling, general and administrative	242,406	182,743	59,663	32.6%
Amortization of intangible assets	17,273	8,251	9,022	109.3%

Total expense	3,081,351	2,521,293	560,058	22.2%

Operating profit	84,148	73,081	11,067	15.1%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	(114)	(114)	NM *
Impairments recognized in other comprehensive income	—	(13)	(13)	NM *
Income from unconsolidated affiliates, net	2,785	—	2,785	NM *
Interest expense	(12,477)	(3,541)	8,936	252.4%

Income from continuing operations before income taxes	74,456	69,413	5,043	7.3%
Provision for income taxes	(23,940)	(26,981)	(3,041)	(11.3)%

Income from continuing operations	50,516	42,432	8,084	19.1%
Loss from discontinued operations, net of taxes	(60)	(117)	57	NM *

Net income	$50,456	$42,315	$8,141	19.2%

*	Not Meaningful

Net Income. Net income in the nine months ended July 31, 2011 increased by $8.1 million, or 19.2%, to $50.5 million ($0.93 per diluted share) from $42.3 million ($0.80 per diluted share) in the nine months ended July 31, 2010.

Income from Continuing Operations. Income from continuing operations in the nine months ended July 31, 2011 increased by $8.1 million, or 19.1%, to $50.5 million ($0.93 per diluted share) from $42.4 million ($0.80 per diluted share) in the nine months ended July 31, 2010.

The increase in income from continuing operations was primarily related to:

•	a $13.1 million increase in operating profit, excluding the Corporate segment, primarily related to operating profit associated with the Linc, Diversco, and L&R acquisitions;

•	a $5.2 million decrease in litigation contingencies, including associated legal fees;

•	a net $2.7 million settlement, received in the nine months ended July 31, 2011, related to a dispute that arose in connection with the L&R acquisition;

•	a $3.0 million decrease in income taxes, primarily related to a benefit from the re-measurement of certain unrecognized tax benefits; and

•	$2.8 million in income from unconsolidated affiliates;

partially offset by:

•	an $8.9 million increase in interest expense due to an increase in average borrowings and average interest rates under the $650.0 million line of credit as a result of financing the Linc acquisition;

•	a $4.8 million increase in transaction costs primarily related to the Linc acquisition;

•

a $3.4 million adjustment recorded, in the nine months ended July 31, 2010, to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants; and

•	a $1.1 million adjustment to increase the self-insurance reserves related to prior year claims.

Revenues. Revenues increased $571.1 million, or 22.0%, in the nine months ended July 31, 2011, as compared to the nine months ended July 31, 2010. The Company’s growth in revenues was primarily related to revenues associated with the Linc, Diversco, and L&R acquisitions, which accounted for $554.8 million of the increase.

Operating Expenses. As a percentage of revenues, gross margin was 10.9% and 10.2% in the nine months ended July 31, 2011 and 2010, respectively. The increase in the gross margin was primarily related to higher margins experienced at Linc.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $59.7 million, or 32.6%, in the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010.

The increase in selling, general and administrative expenses was primarily related to:

•	$56.5 million of expenses attributable to the Linc, Diversco, and L&R acquisitions;

•	a $4.8 million increase in transaction costs, primarily related to the Linc acquisition; and

•

a $3.4 million adjustment recorded, in the nine months ended July 31, 2010, to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants;

partially offset by:

•	a $5.2 million decrease in litigation contingencies, including associated legal fees; and

•	a net $2.7 million settlement, received in the nine months ended July 31, 2011, related to a dispute that arose in connection with the L&R acquisition.

Interest Expense. Interest expense in the nine months ended July 31, 2011 increased $8.9 million, or 252.4%, to $12.5 million from $3.5 million in the nine months ended July 31, 2010. The increase was primarily related to an increase in average borrowings and average interest rates under the line of credit as a result of financing the Linc acquisition. The average outstanding balances under the Company’s line of credit were $377.4 million and $160.9 million in the nine months ended July 31, 2011 and 2010, respectively.

Amortization of Intangible Assets. Amortization of intangible assets in the nine months ended July 31, 2011 increased $9.0 million, or 109.3%, to $17.3 million from $8.3 million in the nine months ended July 31, 2010. The increase was primarily related to amortization of intangible assets acquired from the Linc acquisition.

Provision for Income Taxes. The effective tax rate on income from continuing operations for the nine months ended July 31, 2011 and 2010 was 32.2% and 38.9%, respectively. The tax provision for the nine months ended July 31, 2011 includes a tax benefit of $4.7 million related to a re-measurement of certain unrecognized tax benefits.

Segment Information. Segment amounts for the nine months ended July 31, 2010 have been retrospectively adjusted to reflect a change in the management reporting responsibility for a subsidiary, effective November 1, 2010, that moved the operations of that subsidiary from the Janitorial segment to the Engineering segment. The impact of the organizational change on the reported results for the nine months ended July 31, 2010 was a reclassification of $23.6 million of revenues and $0.7 million of operating profit from the Janitorial segment to the Engineering segment. The revenues and operating profits for the Company’s reportable segments (Janitorial, Engineering, Parking, and Security) were as follows:

	September 30,	September 30,	September 30,	September 30,
($ in thousands)	Nine Months Ended July 31, 2011	Nine Months Ended July 31, 2010	Increase (Decrease) $	Increase (Decrease) %

Revenues
Janitorial	$1,783,557	$1,717,537	$66,020	3.8%
Engineering	658,058	285,716	372,342	130.3%
Parking	462,316	340,813	121,503	35.7%
Security	260,630	249,209	11,421	4.6%
Corporate	938	1,099	(161)	(14.6)%

	$3,165,499	$2,594,374	571,125	22.0%

Operating profit
Janitorial	$104,942	$101,040	$3,902	3.9%
Engineering	24,170	16,415	7,755	47.2%
Parking	16,799	16,033	766	4.8%
Security	5,011	4,313	698	16.2%
Corporate	(66,774)	(64,720)	(2,054)	(3.2)%

Operating profit	84,148	73,081	11,067	15.1%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	(114)	(114)	NM *
Impairments recognized in other comprehensive income	—	(13)	(13)	NM *
Income from unconsolidated affiliates, net	2,785	—	2,785	NM *
Interest expense	(12,477)	(3,541)	8,936	252.4%

Income from continuing operations before income taxes	$74,456	$69,413	$5,043	7.3%

*	Not Meaningful

Janitorial. Janitorial revenues increased $66.0 million, or 3.8%, during the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010. The increase was primarily related to revenues associated with the acquisition of Diversco, which was acquired on June 30, 2010, and additional revenues from new business. The period-over-period increase in revenues attributable to Diversco in the nine months ended July 31, 2011 was $49.1 million.

Operating profit increased $3.9 million, or 3.9%, during the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010. The increase was primarily related to the increase in revenue, partially offset by increases in payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011 and increases in fuel costs.

Engineering. Engineering revenues increased $372.3 million, or 130.3%, during the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010. The increase was primarily related to revenues associated with the acquisition of Linc, which was acquired on December 1, 2010. The revenues attributable to Linc in the nine months ended July 31, 2011 were $370.3 million.

Operating profit increased by $7.8 million, or 47.2%, in the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010. The increase was primarily related to the operating profit associated with Linc, which was $8.1 million in the nine months ended July 31, 2011.

Parking. Parking revenues increased $121.5 million, or 35.7%, during the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010. The increase was related to revenues associated with the acquisition of L&R, which was acquired on October 1, 2010, partially offset by lost business. The revenues attributable to L&R in the nine months ended July 31, 2011 were $127.7 million.

Operating profit increased $0.8 million, or 4.8%, during the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010. The increase was primarily related to the operating profit associated with the acquisition of L&R of $1.4 million, partially offset by an increase in payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011 and an increase in legal costs related to a contract settlement.

Security. Security revenues increased $11.4 million, or 4.6%, during the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010. The increase was primarily related to the revenues associated with the acquisition of Diversco, which was acquired on June 30, 2010, and additional revenues from new business. The period-over-period increase in revenues attributable to Diversco in the nine months ended July 31, 2011 was $7.7 million.

Operating profit increased $0.7 million, or 16.2%, during the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010. The increase was primarily related to a reduction in general and administrative expenses, predominantly payroll and payroll related expenses and legal fees.

Corporate. Corporate expense increased $2.1 million, or 3.2%, in the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010.

The increase in Corporate expense was primarily related to:

•	a $4.8 million increase in transaction costs during the nine months ended July 31, 2011, primarily related to the Linc acquisition;

•

a $3.4 million adjustment recorded, in the nine months ended July 31, 2010, to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants; and

•	a $1.1 million adjustment to increase the self-insurance reserves related to prior year claims;

partially offset by:

•	a $5.2 million decrease in litigation contingencies, including associated legal fees; and

•	a net $2.7 million settlement, received in the nine months ended July 31, 2011, related to a dispute that arose in connection with the L&R acquisition.

Contingencies

The Company has been named a defendant in certain proceedings arising in the ordinary course of business, including class actions and purported class actions. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. In accordance with Accounting Standards Codification 450-20, Loss Contingencies, the Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred. At July 31, 2011, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $6.1 million.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. For matters where a contingent loss is reasonably possible, but not probable, and an estimate of that loss can be reasonably determined, management currently estimates that the aggregate amount of such losses might total up to $1.6 million. Matters underlying this estimate will change from time to time, and actual results may vary significantly from this estimate. Those matters for which the Company cannot reasonably determine an estimate are not included within this estimated amount and, therefore, this estimated amount does not represent the Company’s maximum loss exposure. The ultimate resolution of such matters is always uncertain and any such proceeding brought against the Company could have a material adverse impact on its financial condition and results of operations.

Accounting Pronouncements

See Note 14, “Recent Accounting Pronouncements” to the Notes to the Condensed Consolidated Financial Statements contained in Item 1, “Financial Statements” for a discussion of recently issued accounting pronouncements.

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

Goodwill

Subsequent to July 31, 2011, the Company received an indication of fair value from a third-party for its Security business, which will be considered when completing Step 1 of the annual goodwill impairment test at August 1, 2011. This indication of fair value may result in a conclusion that the fair value of the Security business is not substantially in excess of its carrying value.

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

Interest Rate Risk

Line of Credit

The Company’s exposure to interest rate risk primarily relates to its variable rate based borrowings under the $650.0 million five-year syndicated line of credit that expires in November 2015. At July 31, 2011, outstanding LIBOR and IBOR based borrowings of $365.0 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 90 days, the line of credit extends through November 2015, subject to the terms of the line of credit. The Company anticipates borrowing similar amounts for periods of one week to three months. A hypothetical 1% increase in interest rates would have added additional interest expense of $3.1 million on the average outstanding borrowings under the Company’s line of credit, net of the interest rate swap agreements, in the nine months ended July 31, 2011.

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

On October 19, 2010, the Company entered into a three-year forward starting interest rate swap agreement with an underlying notional amount of $25.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 0.89%. The effective date of this hedge was February 24, 2011. This swap is intended to hedge the interest risk associated with the Company’s forecasted floating-rate, LIBOR-based debt. As of July 31, 2011, the critical terms of the swap matched the terms of the debt, resulting in no hedge ineffectiveness. On an ongoing basis (no less than once each quarter), the Company assesses whether its LIBOR-based interest payments are probable of being paid during the life of the hedging relationship. The Company also assesses the counterparty credit risk, including credit ratings and potential non-performance of the counterparty, when determining the fair value of the swap.

As of July 31, 2011, the fair value of the remaining interest rate swap was a $0.2 million liability, which was included in retirement plans and other on the accompanying condensed consolidated balance sheet. The effective portion of this cash flow hedge is recorded within accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings. Any ineffective portion of the hedge is recorded immediately to interest expense. No ineffectiveness existed at July 31, 2011. The amount included in accumulated other comprehensive loss is $0.2 million ($0.1 million, net of taxes) at July 31, 2011.

Investments in Auction Rate Securities

At July 31, 2011, the Company holds investments in auction rate securities from four different issuers having an aggregate original principal amount of $20.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). A hypothetical 1% increase in interest rates would have added approximately $0.2 million of additional interest income in the nine months ended July 31, 2011.

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

b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the controls associated with the recently acquired Linc business. Linc integration activities, including an assessment of the effectiveness of internal controls over financial reporting and related remediation, are expected to be conducted over the course of the Company’s fiscal year 2011 assessment cycle.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

10.1 ‡	First Amendment, dated as of June 3, 2011, to the Credit Agreement, dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as administrative agent.

31.1‡	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2‡	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement
‡	Indicates filed herewith
†	Indicates furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM INDUSTRIES INCORPORATED

September 9, 2011	/s/ James S. Lusk
James S. Lusk
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

September 9, 2011	/s/ Dean A. Chin
Dean A. Chin
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)