Form 10-K
period 2011-10-31
ABM INDUSTRIES INC /DE/
filed 2011-12-23
CIK 771497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 1-8929

ABM INDUSTRIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	94-1369354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 Fifth Avenue, Suite 300, New York, New York	10176
(Address of principal executive offices)	(Zip Code)

(212) 297-0200

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 29, 2011 (the last business day of registrant’s most recently completed second fiscal quarter), non-affiliates of the registrant beneficially owned shares of the registrant’s common stock with an aggregate market value of $1,271,361,902 computed by reference to the price at which the common stock was last sold.

Number of shares of common stock outstanding as of December 9, 2011: 53,353,511.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABM Industries Incorporated

Form 10-K

For the Fiscal Year Ended October 31, 2011

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, and in particular statements found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature constitute forward-looking statements. These statements are often identified by the words “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend” and other words of a similar nature. Such statements reflect the current views of ABM Industries Incorporated (“ABM”), through its subsidiaries (collectively, the “Company”), with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. In Item 1A, the Company has listed specific risks and uncertainties that you should carefully read and consider. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1. BUSINESS

Introduction

The Company is a leading provider of end-to-end integrated facilities management services in the United States. The Company provides janitorial, engineering, parking and security services for thousands of commercial, industrial, institutional, governmental and retail client facilities in hundreds of cities, primarily throughout the United States. The Company employed approximately 96,000 employees at October 31, 2011, the vast majority of whom are service employees.

The Company was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909. The Company’s corporate headquarters are located at 551 Fifth Avenue, Suite 300, New York, New York 10176. The telephone number is (212) 297-0200. The Company’s website is www.abm.com. Through the “SEC Filings” link on the Investor Relations section of the Company’s website, the following filings and amendments to those filings are made available free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: (1) Annual Reports on Form 10-K, (2) Quarterly Reports on Form 10-Q, (3) Current Reports on Form 8-K, (4) Proxy Statements, and (5) filings by the Company’s directors and executive officers under Section 16(a) of the Securities Exchange Act of 1934. The Company’s Corporate Governance Guidelines, Code of Business Conduct and the charters of its Audit, Compensation, Corporate Citizenship and Communications, and Governance Committees are available through the “Governance” link on the Investor Relations section of the Company’s website and are also available in print, free of charge, to those who request them. Information contained on the Company’s website shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K. Unless otherwise noted, all information in this report and references to years are based on the Company’s fiscal year which ends on October 31.

Acquisitions

On December 1, 2010, the Company acquired The Linc Group, LLC (“Linc”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among ABM, Linc, GI Manager LP, as the Members Representative, and Lightning Services, LLC, a wholly-owned subsidiary of ABM (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Linc, and Linc continued as the surviving corporation and as a wholly owned subsidiary of ABM. The aggregate purchase price for all of the outstanding limited liability company interests of Linc was $298.7 million in cash. In connection with the acquisition, the Company incurred $5.2 million in direct acquisition costs which were expensed as incurred and classified as selling, general and administrative expenses. Linc provides end-to-end integrated facilities management services, military base operation services, and translation and other services in support of U.S. military operations. Linc’s clients include state and federal governments, commercial entities and residential customers, throughout the United States and in select international locations. Some of these services are performed through franchisees and other affiliated entities. The operations of Linc are included in the Engineering segment as of the acquisition date. Revenues and operating profit associated with Linc and included in the Company’s consolidated statement of income were $512.9 million and $11.1 million (excluding transaction costs and the interest expense associated with the borrowings under the Company’s line of credit used to finance the acquisition, which were recorded at the Corporate segment), respectively, for 2011.

Segment Information

The Company conducts business through a number of subsidiaries that are grouped into four operating segments. At October 31, 2011, the four reportable operating segments were:

¡	Janitorial

¡	Engineering

¡	Parking

¡	Security

The business activities of the Company by reportable operating segment are more fully described below.

Janitorial. Certain of the Company’s subsidiaries provide a wide range of essential janitorial services for clients, primarily throughout the United States, in a variety of facilities, including commercial office buildings, industrial buildings, retail stores, shopping centers, warehouses, airport terminals, health facilities, educational institutions, stadiums and arenas, and government buildings. These services include, among others, floor cleaning and finishing, window washing, furniture polishing, carpet cleaning and dusting, and other building cleaning services. The Company’s Janitorial subsidiaries operate in 49 states and the District of Columbia under thousands of individually negotiated building maintenance contracts, most of which are obtained by competitive bidding. These arrangements include “fixed price” agreements, “cost-plus” agreements and “tag” (extra service) work. Fixed price arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term. A variation of a fixed price arrangement is a square-foot arrangement, under which monthly billings are fixed based on the actual square footage serviced. Cost-plus arrangements are agreements in which the clients reimburse the Company for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges and other expenses associated with the contracted work, plus a profit percentage. Tag work generally represents supplemental services requested by clients outside of the standard contract terms and generally produce higher margins. Examples are cleanup after tenant moves, construction cleanup, flood cleanup, snow removal and extermination services. Profit margins on contracts tend to be inversely proportional to the size of the contract, as large-scale contracts tend to be more competitively priced than small or standalone agreements. The majority of the Janitorial segment’s contracts are fixed price agreements for one to three year periods and contain automatic renewal clauses, but are subject to termination by either party after 30 to 90 days’ written notice.

Engineering. Certain of the Company’s subsidiaries provide end-to-end integrated facilities services, building operations and maintenance, and bundled energy solutions through both mobile and onsite applications. The Company’s Engineering subsidiaries primarily operate in 49 states and the District of Columbia. These mobile and onsite services include both mechanical engineering and technical services and solutions for infrastructure systems, which include preventative maintenance, retro-commissioning, mechanical retrofits and upgrades, electric vehicle charging stations, electrical service, systems start-ups, performance testing, and energy audits. These services are designed to extend the useful life of facility fixed assets, improve equipment operating efficiencies, reduce energy consumption, lower clients overall operational costs, and enhance the sustainability of client locations. These services are essential to federal, state and local government facilities; military installations; commercial infrastructure; airports / transportation centers; healthcare centers and hospitals; data centers; high technology manufacturing facilities; educational campuses; corporate office buildings; resorts; shopping malls; museums; and single and multi-tenant residences. In addition, included within the Engineering segment are individual and area franchises that permit companies to perform engineering services under the Linc Network® brand. Subsidiaries in the Engineering segment also provide programs in support of U.S. Government operations, such as leadership development, education and training; language support services; medical support services; and construction management. In 2011, approximately 21% of the Engineering segment revenues were generated from contracts with the U.S. Government. The Engineering segment’s contracts are structured as cost-plus arrangements in which clients reimburse the Company for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges and other expenses associated with the contracted work, plus a profit percentage or as fixed-price agreements. Fixed-price agreements are contracts in which the client agrees to pay a fixed fee for a defined scope of services. The majority of the Company’s Engineering contracts are for three-year periods and may contain renewal clauses, but are subject to termination by either party after 30 to 90 days’ written notice. U.S. Government contracts are normally structured as one year contracts with multiple option years and contain the contractual right to terminate or reduce the amount of work at any time.

Parking. Certain of the Company’s subsidiaries provide parking and transportation services in 38 states and the District of Columbia. The Company operates parking lots and garages at many facilities, including office buildings, hotels, medical centers, retail centers, sports and entertainment arenas, educational institutions, municipalities, and airports. Nearly all contracts are obtained by competitive bidding. There are three types of arrangements for parking services: managed locations, leased locations, and allowance locations. Under the managed arrangements, the Company manages the underlying parking facility for the owner in exchange for a management fee. Contract terms for managed arrangements are generally from one to three years, can usually be terminated upon 30 days’ notice, and may also contain renewal clauses. The Company passes through revenues and expenses from managed locations to the facility owner under the terms and conditions of the contract. Under leased location arrangements, the Company leases parking facilities from the owner and is responsible for a majority of the operating expenses incurred. Under these arrangements, the Company retains all revenues from monthly and transient parkers and pays rent to the owner per the terms and conditions of the lease. The lease terms generally range from one to five years and provide for payment of a fixed amount of rent plus a percentage of revenues. The leases usually contain renewal options and may be terminated by the owner for various reasons, including development of real estate. Leases that expire may continue on a month-to-month basis. Under allowance arrangements, the Company is paid a fixed or hourly fee to provide parking services and is then responsible for the agreed-upon operating expenses based upon the agreement terms. Allowance contract terms are generally from one to three years, can usually be terminated upon 30 days’ notice, and may also contain renewal clauses. The Company continues to improve parking operations through the increased use of technology, including: enhancements to the proprietary revenue control software, SCORE4; implementation of the Company’s client access software, ABM4WD.com; and on-line payment software.

Security. Certain of the Company’s subsidiaries provide security services to a wide range of businesses. The Company’s Security subsidiaries operate in 39 states and the District of Columbia. Security services include: staffing of security officers, mobile patrol services, investigative services, electronic monitoring of fire, life safety systems and access control devices, and security consulting services. Clients served include Class “A” high rise, commercial, industrial, retail, medical, petro-chemical, and residential facilities. Security Staffing, or “Guarding,” is the provision of dedicated security officers to a client facility. This component is the core of the security business and represents the largest portion of its revenues. Mobile patrol is the use of roving security officers in vehicles that serve multiple locations and clients across a pre-defined geographic area. Investigative services include white collar crime investigation, undercover operations, and background screening services. Electronic monitoring is primarily achieved through the subsidiary’s partnership with a major systems integrator. The revenues for Security are generally based on actual hours of service at contractually specified rates. In some cases, flat monthly billing or single rate billing is used, especially in the case of mobile patrol and investigative services. The majority of Security contracts are for one year periods and generally contain automatic renewal clauses, but are subject to termination by either party after 30 to 90 days’ written notice. Nearly all Security contracts are obtained by competitive bidding. The Company has implemented AuditMatic® reporting and incident tracking software and various technology offerings, and was awarded SAFETY Act Certification from The U.S. Department of Homeland Security in 2008.

See Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplemental Data,” for the operating results of the reportable operating segments.

Trademarks

The Company believes that it owns or is licensed to use all corporate names, trade names, trademarks, service marks, copyrights, patents, and trade secrets that are material to the Company’s operations.

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

Sales and Marketing

The Company’s sales and marketing efforts are conducted by its corporate, subsidiary, regional, branch, and district offices. Sales, marketing, management and, operations personnel in each of these offices participate directly in selling to and servicing clients. The broad geographic scope of these offices enables the Company to provide a full range of facility services through intercompany sales referrals, multi-service “bundled” sales, and national account sales.

The Company has a broad client base in a variety of facilities, including, but not limited to, commercial office buildings, government buildings, industrial buildings, retail stores, shopping centers, warehouses, airports, health facilities, educational institutions, stadiums, and arenas. No client accounted for more than 5% of the Company’s consolidated revenues during 2011, 2010, or 2009.

Employees

As of October 31, 2011, the Company employed approximately 96,000 employees. Approximately 42,000 of these employees are covered under collective bargaining agreements. Approximately 7,000 of the Company’s employees have executive, managerial, supervisory, administrative, professional, sales, marketing, office, or clerical responsibilities.

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

ITEM 1A. RISK FACTORS

RISKS RELATING TO OUR OPERATIONS

Risks relating to our acquisition strategy may adversely impact our results of operations. A significant portion of our historic growth has been generated by acquisitions and we expect to continue to acquire businesses in the future as part of our growth strategy. A slowdown in the pace of our acquisitions could lead to a slower growth rate, constant or lower margins, as well as lower revenue growth. There can be no assurance that any acquisition we make in the future will provide us with the benefits that we anticipate when entering into the transaction. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks in connection with any potential acquisitions of a business include, but are not limited to:

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

•	Incurrence of additional indebtedness as a result of an acquisition could impact our financial position and results of operations; and

•	We may encounter unanticipated or unknown liabilities relating to the acquired business.

We are subject to intense competition that can constrain our ability to gain business, as well as our profitability. We believe that each aspect of our business is highly competitive and that such competition is based primarily on price and quality of service. We provide nearly all our services under contracts originally obtained through competitive bidding. The low cost of entry to the facility services business has led to strongly competitive markets consisting primarily of regional and local owner-operated companies. We also compete with a few large, diversified facility services and manufacturing companies on a national basis. Indirectly, we compete with building owners and tenants who can perform internally one or more of the services that we provide. These building owners and tenants have an increased advantage in locations where our services are subject to sales tax and internal operations are not. Competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. In addition, our Engineering business requires persons with specialized skills and our ability to retain and attract qualified employees depends on workforce availability and our ability to successfully compete for qualified persons having the necessary skills. These strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins.

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

We have high deductibles for certain insurable risks, and therefore we are subject to volatility associated with those risks. We are subject to certain insurable risks such as workers’ compensation, general liability, automobile and property damage. We maintain commercial insurance policies that provide $150.0 million (or $75.0 million with respect to claims acquired from OneSource Services, Inc. (“OneSource”) in 2008) of coverage for certain risk exposures above our deductibles (i.e., self-insurance retention limits). Our deductibles, currently and historically, have generally ranged from $0.5 million to $1.0 million per occurrence (in some cases somewhat higher in California). We are also responsible for claims in excess of our insurance coverage. Pursuant to our management and service contracts, we allocate a portion of our insurance-related costs to certain clients, including workers’ compensation insurance, at rates that, because of the scale of our operations and claims experience, we believe are competitive. A material change in our insurance costs due to a change in the number of claims, costs or premiums could have a material effect on our operating results. Should we be unable to renew our umbrella and other commercial insurance policies at competitive rates, it would have an adverse impact on our business, as would the incurrence of catastrophic uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims. Further, to the extent that we self-insure, deterioration in claims management could increase claim costs, particularly in the workers’ compensation area. Additionally, although we engage third-party experts to assist us in estimating appropriate self-insurance accounting reserves, the determination of those reserves is dependent upon significant actuarial judgments that have a material impact on our reserves. For example, quantitative assessments of the impact of recently enacted legislation/regulation and/or court rulings require a great deal of actuarial judgment, which are then updated as actual experience becomes available. Changes in our insurance reserves as a result of our periodic evaluations of the related liabilities will likely cause significant volatility in our operating results that might not be indicative of the operations of our ongoing business.

We primarily provide our services pursuant to agreements which are cancelable by either party upon 30 to 90 days’ notice. Our clients can unilaterally decrease the amount of services we provide or terminate all services pursuant to the terms of our service agreements. Any loss of a significant number of clients could in the aggregate materially adversely affect our operating results.

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

Our international business exposes us to additional risks. Although substantially all of our operations are conducted in the United States, our international business, which includes operations through joint ventures, is subject to U.S. and foreign laws and regulations, including, without limitation, regulations relating to exchange controls and the Foreign Corrupt Practices Act. Failure by our employees, representatives or agents, as well as those of our joint ventures, to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could result in suspension or debarment from government contracts, which could have a material adverse effect on us. Additionally, the services we provide internationally, including through the use of subcontractors, are sometimes in areas of military conflict or at military installations, which increases the risk of a situation causing injury or loss of life to our employees, subcontractors or other third parties. Any accidents or incidents that occur in connection with our international operations could adversely affect our reputation, make it more difficult for us to compete for future contracts, or result in the loss of existing and future contracts. The impact of these factors is difficult to predict, but any one or more of them could adversely affect our financial position, results of operations, or cash flows.

We conduct some of our operations through joint ventures and our ability to do business may be affected by the failure of our joint venture partners to perform their obligations or the improper conduct of joint venture employees, joint venture partners or agents. The success of our joint ventures depends, in large degree, on the satisfactory performance by our joint venture partners of their joint venture obligations, including their obligation to commit capital, equity or credit support as required by the joint venture agreements. If a joint venture partner fails to perform its joint venture obligations as a result of financial or other difficulties or any other reason, the joint venture may be unable to perform or deliver its contracted services. In addition, we also participate in joint ventures where we are not a controlling party, and in these cases, we may have limited control over the joint venture. We also may not be able to prevent and detect acts committed by joint venture employees, joint venture partners or agents that would violate the laws of the United States or other jurisdictions in which we operate, and any such violation could have a negative effect on our business. Any improper actions could result in civil or criminal investigations and monetary and non-monetary penalties and could have an adverse effect on our results of operations, our reputation and our ability to conduct business.

Significant delays or reductions in appropriations for our government contracts may negatively affect our business and could have an adverse effect on our financial position, results of operations or cash flows. The funding of U.S. Government programs is subject to an annual congressional budget authorization and appropriation processes. In many situations, Congress appropriates funds on a fiscal year basis even though the contract performance period may extend over several fiscal years. Accordingly, programs are often partially funded and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds committed on a contract, we may not receive reimbursement of those costs unless additional funds are appropriated. In the event that government funding for any of the programs relating to our government contracts is reduced or delayed, our contract or subcontract under such program could be terminated or adjusted by the U.S. Government, which could have an adverse effect on our financial position, results of operations, and/or cash flows.

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

Deterioration in economic conditions in general could further reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition. Changes in global, national and local economic conditions could have a negative impact on our business. Additionally, adverse economic conditions may result in clients cutting back on discretionary spending, such as tag work. Since a significant portion of Parking revenues is tied to the number of airline passengers, hotel guests, and attendance at sports arenas, Parking results could be adversely affected by curtailment of business, personal travel, and cutbacks in discretionary spending.

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

Our ability to operate and pay our debt obligations depends upon our access to cash. Because ABM conducts business operations through operating subsidiaries, we depend on those entities to generate the funds necessary to meet financial obligations. Delays in collections, which could be heightened by disruption in the credit markets and the financial services industry, or legal restrictions could restrict our subsidiaries’ ability to make distributions or loans to ABM. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on debt obligations when due or to pay the principal of such debt. We have standby letters of credit collateralizing self-insurance claims and insurance deposits that represent amounts collateralizing self-insurance claims that we cannot access for operations. In addition, $20.0 million original principal amount of our investment portfolio is invested in auction rate securities that are not actively traded. In the event we need to liquidate our auction rate securities prior to a successful auction, our expected holding period, or their scheduled maturity, we might not be able to do so without realizing further losses.

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

An impairment charge could have a material adverse effect on our financial condition and results of operations. Under Accounting Standards CodificationTM (“ASC”) 350, “Intangibles – Goodwill and Other”, we are required to test goodwill for impairment on an annual basis based upon a fair value approach. Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the dates of the acquisitions. We have chosen to perform our annual impairment reviews of goodwill at the beginning of the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of any reporting unit below its carrying amount. In addition, we test certain intangible assets for impairment annually or if events occur or circumstances change that would indicate the remaining carrying amount of these intangible assets might not be recoverable. These events or circumstances could include, but are not limited to, a significant change in the business climate, legal factors, operating performance indicators, competition, and sale or disposition of a significant portion of one of our businesses. If the fair market value of one of our businesses is less than its carrying amount, we could be required to record an impairment charge. The valuation of the businesses requires judgment in evaluating, among other things, recent indications of market activity, and estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as market performance, changes in our client base and operating cash flows. The amount of any impairment could have a material adverse effect on our reported financial results for the period in which the charge is taken.

RISKS RELATED TO LABOR AND LEGAL PROCEEDINGS

We are defendants in several class and representative actions or other lawsuits alleging various claims that could cause us to incur substantial liabilities. We are defendants in several class and representative action lawsuits brought by or on behalf of our current and former employees alleging violations of federal and state law, including those relating to certain wage and hour matters and other laws regulating the workplace. It is not possible to predict the outcome of these lawsuits or any other litigation or arbitration to which we are subject. These lawsuits and other proceedings may consume substantial amounts of our financial and managerial resources, regardless of the ultimate outcome of the lawsuits and other proceedings. In addition, we may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause us to incur substantial liabilities that may have a material adverse effect upon our business, reputation, financial condition or results of operations.

Federal health care reform legislation may adversely affect our business and results of operations. In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States (collectively, the “Health Care Reform Laws”). The Health Care Reform Laws include a large number of health-related provisions that become effective over the next three years, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014 penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Providing such additional health insurance benefits to our employees, or the payment of penalties if such coverage is not provided, would increase our expense. If we are unable to raise the rates we charge our clients to cover this expense, such increases in expense could reduce our operating profit.

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

Labor disputes could lead to loss of revenues or expense variations. At October 31, 2011, approximately 43% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during the year. In addition, at any given time, we may face a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues that, in turn, could lead to a strike, work slowdown or other job actions at one or more of our locations. In a market where we and a number of major competitors are unionized, but other competitors are not unionized, we could lose clients to competitors who are not unionized. A strike, work slowdown or other job action could in some cases disrupt us from providing services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients.

We participate in multiemployer defined benefit plans which could result in substantial liabilities being incurred. We contribute to multiemployer benefit plans that could result in our being responsible for unfunded liabilities under such plans that could be material.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns or leases properties in domestic and foreign locations. As of October 31, 2011, the Company had corporate, subsidiary, regional, branch or district offices in approximately 334 locations throughout the United States, the Commonwealth of Puerto Rico, Canada, the United Arab Emirates, and the Kingdom of Saudi Arabia. At October 31, 2011, the Company owned 13 facilities having an aggregate net book value of $4.4 million and which were located in: (1) Jacksonville and Tampa, Florida; (2) Portland, Oregon; (3) Houston and San Antonio, Texas; (4) Lake Tansi, Tennessee; (5) Kennewick, Spokane and Tacoma, Washington; (6) Spartanburg, South Carolina; and (7) Huntsville, Alabama.

Rental payments under long- and short-term lease agreements amounted to $133.4 million in 2011. Of this amount, $92.1 million in rental expense was attributable to parking lots and garages leased and operated by the Parking segment. The remaining expense was for the rental or lease of office space, computers, operating equipment and motor vehicles for the Company’s businesses.

ITEM 3. LEGAL PROCEEDINGS

The Company has been named a defendant in various proceedings arising in the ordinary course of business, including class actions and purported class actions. Litigation outcomes are difficult to predict and are often resolved over long periods of time.

The Company is, or during 2011 was, a defendant in, among others, the following class action or purported class action lawsuits related to alleged violations of federal and/or state wage-and-hour laws:

•	the consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (ACSS) filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”);

•	the consolidated case of Batiz/Heine v. ACSS filed on June 7, 2006, in the U.S. District Court of California, Central District (the “Batiz case”)

•	the consolidated cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco ( the “Bucio case”);

•	the consolidated cases of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Court (the “Diaz case”);

•	Khadera v. American Building Maintenance Co.-West and ABM Industries filed on March 24, 2008, in U.S District Court of Washington, Western District (the “Khadera case”);

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

Augustus

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

Batiz

The Company was a defendant in the previously reported consolidated cases of Batiz/Heine v. ACSS filed on June 7, 2006, in the U.S. District Court of California, Central District (the “Batiz case”). The Batiz case involved allegations relating to unpaid overtime. On September 29, 2010, the Batiz case was decertified as a class action by the United States District Court of California, Central District, and all opt-in plaintiffs were dismissed without prejudice. During the three months ended April 30, 2011, the Company settled this case and paid an aggregate amount of approximately $0.3 million in connection with the settlement.

Bucio

In connection with the Bucio case, a purported class action involving allegations that the Company failed to track work time and provide breaks, on April 19, 2011 the trial court held a hearing on plaintiffs’ motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs’ motion to certify the class. On May 11, 2011, the plaintiffs filed a motion to reconsider, which was denied. The plaintiffs have appealed the class certification issues. The trial court stayed the underlying lawsuit pending the decision in the appeal.

Diaz

On June 22, 2011, the parties accepted a mediator’s proposal in the Diaz case which involves settling all the claims made in the first amended complaint for the period of October 1, 2002 to the date on which the Court grants preliminary approval of the settlement. The preliminary approval of the Court is expected to be received in the first quarter of 2012. Under the proposed settlement, the maximum amount which could be paid to claimants is $ 4.7 million. The anticipated payment under the terms of the mediator’s proposal is approximately $2.9 million. The Company has accrued $2.9 million with respect to this matter, which is included in the total amount accrued for all litigation matters described above.

Khadera and Simpson

The Khadera case is a collective action and involves allegations relating to unpaid overtime and meal and rest claims. It is an opt-in class under the Fair Labor Standards Act and 343 plaintiffs are in the class. On December 1, 2011, the Court denied the Company’s motion for decertification, so the case will proceed to trial as a collective action. Class certification was granted only with respect to certain overtime claims under federal law. Trial is currently set for March 12, 2012. The Company is also a defendant in the Simpson case which involves allegations relating to unpaid overtime, off-the-clock work, and failure to provide meal and rest periods under Washington state law. The plaintiffs’ motion for class certification in Simpson is due January 9, 2012, and the trial date is currently scheduled for September 10, 2012.

Villacres

On January 15, 2009, a federal court judge denied with prejudice class certification status in the Villacres case. That case and the companion state court case filed April 3, 2008, in Los Angeles Superior Court were both subsequently dismissed with prejudice on summary judgment. On June 17, 2010, the United States Court of Appeals for the Ninth Circuit affirmed the decision of the district court, which had summarily dismissed with prejudice the Villacres case. The state court companion case, filed April 3, 2008 in Los Angeles Superior Court, has also been dismissed with prejudice by the judge of the Los Angeles Superior Court. On October 22, 2010, the State Appellate Court affirmed the decision of the judge of the Los Angeles Superior Court. The plaintiffs filed a petition for review with the California Supreme Court. On February 16, 2011, the California Supreme Court denied the petition for review. The decision of the United States Court of Appeal for the Ninth Circuit and the California Supreme Court has concluded the federal and state cases, respectively.

Environmental Matter

A proceeding has been commenced by the State of Texas against a subsidiary of the Company alleging that the subsidiary discharged industrial waste in violation of applicable law. Under applicable law, the maximum fine related to the alleged violation is $0.3 million. It is reasonably possible that the Company will experience a loss related to this matter, which estimate is included in the total potential exposure described above.

Other

During October 2011, the Company began an internal investigation into matters relating to compliance with the U.S. Foreign Corrupt Practices Act and the Company’s internal policies in connection with services provided by a foreign entity affiliated with a Linc joint venture partner. Such services commenced prior to the Company’s acquisition of Linc. As a result of the investigation, the Company has caused Linc to terminate its association with the arrangement. In December 2011, the Company contacted the U.S. Department of Justice and the Securities and Exchange Commission to voluntarily disclose the results of its internal investigation to date. The Company cannot reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, the Company does not believe that these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

Market Information and Dividends

The Company’s common stock is listed on the New York Stock Exchange (NYSE: ABM). The following table sets forth the high and low intra-day prices of the Company’s common stock on the New York Stock Exchange and quarterly cash dividends declared on shares of common stock for the periods indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Fiscal Quarter
	First	Second	Third	Fourth	Year
Fiscal Year 2011
Price range of common stock:
High	$27.00	$27.14	$24.53	$22.78	$27.14
Low	$21.50	$22.80	$21.74	$17.29	$17.29
Dividends declared per share	$0.140	$0.140	$0.140	$0.140	$0.560
Fiscal Year 2010
Price range of common stock:
High	$21.65	$22.24	$23.00	$22.94	$23.00
Low	$17.94	$18.96	$19.83	$18.56	$17.94
Dividends declared per share	$0.135	$0.135	$0.135	$0.135	$0.540

To our knowledge, there are no current factors that are likely to materially limit the Company’s ability to pay comparable dividends for the foreseeable future.

Stockholders

At December 9, 2011, there were 3,701 registered holders of the Company’s common stock.

Performance Graph

The following graph compares a $100 investment in the Company’s stock on October 31, 2006 with a $100 investment in each of the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Russell 2000 Value Index, also made on October 31, 2006. The graph portrays total return, 2006–2011, assuming reinvestment of dividends. The comparisons in the following graph are based on historical data and are not indicative of, or intended to forecast, the possible future performance of the Company’s common stock. This graph shows returns based on fiscal years ended October 31.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	INDEXED RETURNS
	Years Ending
Company / Index	2006	2007	2008	2009	2010	2011
ABM Industries Incorporated	100	120.67	85.88	101.80	125.40	115.20
S&P 500 Index	100	114.56	73.21	80.38	93.66	101.24
Russell 2000 Value Index	100	102.05	70.88	72.27	89.93	93.11

This performance graph shall not be deemed “soliciting material,” be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company’s consolidated financial statements as of and for each of the five years ended October 31, 2011. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” As a result of the sale of substantially all of the assets of the Lighting segment on October 31, 2008, the financial results of this segment have been classified as discontinued operations in the following selected financial data and in the Company’s accompanying consolidated financial statements and notes for all periods presented. Additionally, acquisitions made in recent years (most significantly, the Company’s acquisition of OneSource on November 14, 2007 and Linc on December 1, 2010) have impacted comparability among the periods presented.

	September 30,	September 30,	September 30,	September 30,	September 30,
Years ended October 31,	2011	2010	2009	2008	2007
(in thousands, except per share data)
OPERATIONS

Revenues (1)	$4,246,842	$3,495,747	$3,481,823	$3,623,590	$2,706,105
Expenses
Operating (2)	3,781,264	3,134,018	3,114,699	3,224,696	2,429,694
Selling, general and administrative (3)	324,762	241,526	263,633	287,650	193,658
Amortization of intangible assets (4)	23,248	11,364	11,384	11,735	5,565

Total expenses	4,129,274	3,386,908	3,389,716	3,524,081	2,628,917

Operating profit	117,568	108,839	92,107	99,509	77,188
Other-than-temporary impairment losses on auction rate security (5):
Gross impairment losses	—	—	(3,695)	—	—
Impairments recognized in other comprehensive income	—	(127)	2,129	—	—
Income from unconsolidated affiliates, net (6)	3,915	—	—	—	—
Interest expense	(15,805)	(4,639)	(5,881)	(15,193)	(453)

Income from continuing operations before income taxes	105,678	104,073	84,660	84,316	76,735
Provision for income taxes	(36,980)	(40,203)	(29,170)	(31,585)	(26,088)

Income from continuing operations	68,698	63,870	55,490	52,731	50,647
Discontinued Operations
(Loss) income from discontinued operations, net of taxes	(194)	251	(1,197)	(3,776)	1,793
Loss on sale of discontinued operations, net of taxes	—	—	—	(3,521)	—

(Loss) income from discontinued operations, net of taxes	(194)	251	(1,197)	(7,297)	1,793

Net income	$68,504	$64,121	$54,293	$45,434	$52,440

PER SHARE DATA
Net income per common share—Basic
Income from continuing operations	$1.29	$1.23	$1.08	$1.04	$1.02
(Loss) income from discontinued operations	—	—	(0.02)	(0.14)	0.04

Net Income	1.29	1.23	1.06	0.90	1.06

Net income per common share—Diluted
Income from continuing operations	1.27	1.21	1.07	1.03	1.00
(Loss) income from discontinued operations	—	—	(0.02)	(0.15)	0.04

Net Income	$1.27	$1.21	$1.05	$0.88	$1.04

Weighted-average common and common equivalent shares outstanding
Basic	53,121	52,117	51,373	50,519	49,496
Diluted	54,103	52,908	51,845	51,386	50,629

Dividends declared per common share	$0.56	$0.54	$0.52	$0.50	$0.48

	September 30,	September 30,	September 30,	September 30,	September 30,
BALANCE SHEET DATA
Total assets	$1,879,598	$1,548,670	$1,521,153	$1,575,944	$1,132,198
Trade accounts receivable—net	552,098	450,513	445,241	473,263	349,195
Insurance deposits (7)	35,974	36,164	42,500	42,506	—
Goodwill (8)	750,872	593,983	547,237	535,772	234,177
Other intangibles—net (9)	128,994	65,774	60,199	62,179	24,573
Investments in auction rate securities	15,670	20,171	19,531	19,031	25,000
Investments in unconsolidated affiliates, net (6)	14,423	—	—	—	—
Line of credit (10)	300,000	140,500	172,500	230,000	—
Insurance claims	341,401	348,314	346,327	346,157	261,043
Insurance recoverables	$70,610	$76,098	$72,117	$71,617	$55,900

(1)

Revenues in 2011 include amounts associated with Linc of approximately $512.9 million, which was acquired on December 1, 2010. Beginning in 2010, revenues include amounts associated with the acquisitions of Five Star Parking, Network Parking Company Ltd., and System Parking, Inc. (collectively, this asset acquisition is referred to as “L&R”) and Diversco, Inc., which were acquired on October 1, 2010 and June 30, 2010, respectively, totaling $43.0 million in the year of acquisition. Beginning in 2008, revenues include additional amounts associated with the acquisition of OneSource Services, Inc. (“OneSource”) and Healthcare Parking Services America, which were acquired on November 14, 2007 and April 2, 2007, respectively, totaling $836.6 million in the year of acquisition. Revenues in 2007 included a $5.0 million gain from the termination of off-airport parking garage leases.

(2)	Operating expenses in 2011 and 2008 includes $417.7 million and $728.7 million of expenses associated with Linc and OneSource, respectively.

Operating expenses in 2011 includes a $3.7 million benefit related to a refund of 2011 and 2010 health insurance premiums paid to one of the Company’s health insurance providers.

Operating expenses in 2011, 2010 and 2009 include adjustments to increase self-insurance reserves related to prior year claims by $2.1 million, $1.2 million and $9.4 million, respectively, while 2008 and 2007 includes adjustments to reduce self-insurance reserves related to prior years by $22.8 million and $1.8 million, respectively. Additionally, operating expenses for 2009 includes a net benefit of a $9.6 million legal settlement received from the Company’s former third-party insurance administrator.

(3)

Selling, general and administrative expenses in 2011 includes $72.7 million of expenses associated with Linc, a net $2.7 million benefit for a settlement received related to a dispute in connection with the L&R acquisition, and a $1.5 million write-off of deferred costs related to the Company’s Master Professional Services Agreement between the Company and International Business Machines Corporation (“IBM”) (see the “Commitments” sub-section of the “Liquidity and Capital Resources” section below).

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

Selling, general and administrative expense in 2010 included a $5.8 million litigation settlement and a $3.4 million reversal of previously recorded share-based compensation expense, due to a change in the probability of achieving the financial performance targets established in connection with certain performance share grants.

Selling, general and administrative expense in 2008 includes $63.4 million and $6.3 million of expenses associated with OneSource and a write-off of deferred costs related to the Company’s Master Professional Services Agreement between the Company and IBM, respectively.

(4)	Amortization expense in 2011 and 2008 includes $11.3 million and $5.3 million, respectively, of amortization expense associated with the acquired intangible assets of Linc and OneSource, respectively.

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

(6)	Represents income associated with and investments in non-controlling interests of certain unconsolidated affiliated entities in connection with the Linc acquisition.

(7)	In connection with the OneSource acquisition in 2008, the Company acquired insurance deposits that represent amounts collateralizing OneSource’s self-insurance claims.

(8)	Goodwill in 2011 and 2008 increased by $156.1 million and $273.8 million, respectively, associated with the acquisitions of Linc and OneSource, respectively.

(9)	Other intangibles in 2011 and 2008 increased by $87.0 million and $48.7 million, respectively, associated with intangibles acquired with the acquisitions of Linc and OneSource, respectively.

(10)	As of October 31, 2011, the Company had outstanding borrowings under its line of credit of $300.0 million, which is primarily associated with acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.” All information in the discussion and references to years are based on the Company’s fiscal year which ends on October 31, unless otherwise indicated.

Overview

ABM Industries Incorporated (“ABM”), through its subsidiaries (collectively, the “Company”), is a leading provider of end-to-end integrated facilities management services to thousands of commercial, governmental, industrial, institutional, residential, and retail client facilities in hundreds of cities, primarily throughout the United States. The Company’s business is impacted by, among other things, commercial and government office building occupancy and rental rates, government spending for outsourced services, industrial activity, air travel levels, tourism, and transportation needs at colleges, universities, and health care service facilities.

Acquisition of Linc

On December 1, 2010, the Company acquired Linc pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among ABM, Linc, GI Manager LP, as the Members Representative, and Lightning Services, LLC, a wholly-owned subsidiary of ABM (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Linc, and Linc continued as the surviving corporation and as a wholly owned subsidiary of ABM. The aggregate purchase price for all of the outstanding limited liability company interests of Linc was $298.7 million in cash. In connection with the acquisition, the Company incurred $5.2 million in direct acquisition costs which were expensed as incurred and classified as selling, general and administrative expenses. Linc provides end-to-end integrated facilities management services, military base operation services, and translation and other services in support of U.S. military operations. Linc’s clients include state and federal governments, commercial entities and residential customers, throughout the United States and in select international locations. Some of these services are performed through franchisees and other affiliated entities. The operations of Linc are included in the Engineering segment as of the acquisition date.

Revenues and operating profit associated with Linc and included in the Company’s 2011 consolidated statement of income were $512.9 million and $11.1 million (excluding transaction costs and the interest expense associated with the borrowings under the Company’s line of credit used to finance the acquisition, which were recorded at the Corporate segment), respectively. A significant portion of Linc’s revenues are generated from contracts with the U.S. Government. In early 2010, the current administration submitted its budget for the fiscal year ending September 30, 2011 (“2011 Budget”). The 2011 Budget was not approved until mid-April 2011, delaying the award of most new contracts. The Company is continually assessing the impact that the delayed 2011 Budget, as well as the potential impact of the proposed 2012 budget (“2012 Budget”), will have on its governmental business. While the volume of bid activity and request for proposals for future awards remains active, Linc’s governmental business has experienced and will continue to experience delays in new contract awards and in the start dates of currently awarded contracts, shifting the start of certain projects from 2011 to 2012.

Summary of Key Financial Performance Indicators

Total revenues increased $751.1 million in 2011, as compared to 2010, which was primarily related to revenues associated with the Linc, Diversco and L&R acquisitions.

Operating profit increased $8.7 million in 2011, as compared to 2010. The significant components of the operating profit increase were: (1) operating profit associated with the Linc, Diversco, and L&R acquisitions, (2) a decrease in charges for litigation contingencies, (3) a benefit related to a refund of health insurance premiums paid, and (4) a settlement received related to a dispute in connection with the L&R acquisition. The positive impact of the above items was partially offset by increases in (1) Corporate general and administrative expenses (primarily related to acquisition transaction costs, share-based compensation expense, professional fees and information technology costs), (2) labor expenses in the Janitorial segment (resulting from one additional working day in 2011), and (3) payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011. See the “Results of Operations” section below for additional information.

During the second half of 2011, the U.S. economy was weaker than originally anticipated at the beginning of the year, causing the Company’s clients to take additional cost containment measures. These cost containment measures have and are anticipated to continue to result in price compression, particularly in the Janitorial business. Further, the delay in passing federal appropriations had an adverse impact on the timing of awarding contracts to the Company’s government business, which is expected to shift the start of certain projects from 2011 to 2012. Taken together, along with higher unemployment insurance expense and fuel and related costs, the Company’s operating results were negatively impacted in 2011.

In addition to revenues and operating profit, the Company’s management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable and payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on self-insured claims. Operating cash flows are also impacted by receivables relating to government contracts, as these receivables generally have longer collection periods. The Company’s net cash provided by continuing operating activities was $156.8 million, $140.7 million and $121.3 million for 2011, 2010 and 2009, respectively.

The Company’s largest operating segment is the Janitorial segment, which generated approximately 56.1% of the Company’s revenues and approximately 68.2% of the Company’s operating profit, excluding the Corporate segment, for 2011.

Strategy and Outlook

The Company believes that achieving desired levels of revenues and profitability in the future will depend upon, among other things, its ability to make successful acquisitions (while maintaining a target leverage ratio), attract and retain clients at desirable profit margins, and keep overall costs low. Additionally, the Company continues to assess the impact that the U.S. Government’s 2011 Budget and 2012 Budget, when passed, will have on its governmental business. The Company plans to remain competitive by, among other things, expanding its presence in key vertical markets where it has built technical expertise know-how and client relationships, as well as differentiating services by leveraging investments made in technology and infrastructure. The Company expects to continue to grow organically and through further domestic and international acquisitions in response to the perceived growing client demand for a global integrated facility service provider.

Liquidity and Capital Resources

	September 30,	September 30,	September 30,
	October 31,
(in thousands)	2011	2010	Change
Cash and cash equivalents	$26,467	$39,446	$(12,979)
Working capital	$290,561	$274,905	$15,656

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended October 31,			2011	2010
(in thousands)	2011	2010	2009	Change	Change
Net cash provided by operating activities	$159,990	$149,864	$140,871	$10,126	$8,993
Net cash used in investing activities	$(307,412)	$(87,860)	$(37,467)	$(219,552)	$(50,393)
Net cash provided by (used in) financing activities	$134,443	$(56,711)	$(95,992)	$191,154	$39,281

In connection with the acquisition of Linc, on November 30, 2010 the Company terminated its $450.0 million syndicated line of credit and replaced it with a new $650.0 million five-year syndicated line of credit pursuant to a Credit Agreement dated November 30, 2010 (the “Facility”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and the lenders party thereto. On June 3, 2011, the Company entered into an amendment to the Facility which increased the permissible leverage ratio for acquisitions occurring on or prior to June 3, 2012. On September 8, 2011, the Company entered into a second amendment to the Facility which reduced the “Applicable Rate” relating to borrowings under the Facility, extended the maturity date of the Facility to September 8, 2016 and revised the definition of “Permitted Acquisition” under the Facility. The Company has the option to increase the aggregate amount it may borrow under the Facility to $850.0 million at any time prior to its expiration (subject to receipt of commitments for the increased amount from existing and new lenders). As of October 31, 2011, the Company was in compliance with all financial covenants and expects to be in compliance in the foreseeable future.

The Company believes that the cash generated from operations and amounts available under the Facility will be sufficient to fund the Company’s operations and cash requirements in the foreseeable future. As of October 31, 2011, the total outstanding amounts under the Company’s line of credit in the form of cash borrowings and standby letters of credit were $300.0 million and $96.8 million, respectively. As of October 31, 2011, the total available credit under the line of credit was $253.2 million. The Company’s ability to draw down available amounts under the Facility is subject to compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under the line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments.

Working Capital. Working capital increased by $15.7 million to $290.6 million at October 31, 2011 from $274.9 million at October 31, 2010. Excluding the effects of discontinued operations, working capital increased by $17.9 million to $288.6 million at October 31, 2011 from $270.7 million at October 31, 2010.

Cash Flows from Operating Activities. Net cash provided by operating activities was $160.0 million, $149.9 million and $140.9 million in 2011, 2010 and 2009, respectively.

2011 compared to 2010

The $10.1 million increase in 2011 compared to 2010 was primarily related to the timing of payments made on vendor invoices, partially offset by the timing of collections received from clients (which includes longer collection periods pertaining to the Company’s government business). The cash flows from operations in 2011 were also impacted by higher cash paid for income taxes (net of refunds received) and interest paid on the line of credit, as compared to 2010.

2010 compared to 2009

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

Cash Flows from Investing Activities. Net cash used in investing activities was $307.4 million, $87.9 million and $37.5 million in 2011, 2010 and 2009, respectively.

2011 compared to 2010

In 2011, the Company paid $290.3 million for the Linc acquisition, net of cash acquired, and $0.7 million of additional consideration for achievement of certain financial performance targets in connection with prior years’ acquisitions.

In 2010, the Company paid $62.3 million for the L&R and Diversco acquisitions, net of cash acquired, and $3.3 million of additional consideration for the achievement of certain financial performance targets in connection with prior years’ acquisitions.

2010 compared to 2009

In 2010, the Company paid $62.3 million for the L&R and Diversco acquisitions, net of cash acquired, and $3.3 million of additional consideration for the achievement of certain financial performance targets in connection with prior years’ acquisitions.

In 2009, the Company paid $15.1 million for certain assets of Control Building Services, Inc., Control Engineering Services, Inc., and TTF, Inc. (“Control”) and $6.0 million of additional consideration for the achievement of certain financial performance targets in connection with prior years’ acquisitions (excluding $1.2 million related to contingent amounts settled in stock issuances).

Cash Flows from Financing Activities. Net cash provided by financing activities was $134.4 million in 2011, compared to net cash used of $56.7 million and $96.0 million in 2010 and 2009, respectively.

2011 compared to 2010

The $191.2 million increase in cash flows from financing activities in 2011 compared to 2010 was primarily related to $306.8 million of cash borrowed to finance the Linc acquisition, which was partially offset by repayments made on the Company’s line of credit during 2011.

2010 compared to 2009

The $39.3 million decrease in net cash used in financing activities in 2010 compared to 2009 was primarily related to $25.5 million of net repayments on borrowings from the line of credit (which included the financing of the L&R and Diversco acquisitions for $64.9 million, excluding acquisition costs).

Commitments

As of October 31, 2011, the Company’s future contractual payments, commercial commitments and other long-term liabilities were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands)	Payments Due By Period
Contractual		Less than	1 - 3	3 - 5	After 5
Obligations	Total	1 year	years	years	years
Operating Leases	$268,229	$70,662	$105,443	$48,467	$43,657
Information Technology Service Agreements	11,612	6,210	5,402	—	—

	$279,841	$76,872	$110,845	$48,467	$43,657

(in thousands)	Payments Due By Period
Other Long-Term		Less than	1 - 3	3 - 5	After 5
Liabilities	Total	1 year	years	years	years
Unfunded Employee Benefit Plans	$37,405	$2,527	$5,726	$4,948	$24,204

(in thousands)	Amounts of Commitment Expiration Per Period
Commercial		Less than	1 - 3	3 - 5	After 5
Commitments	Total	1 year	years	years	years
Borrowings Under Line of Credit	$300,000	$—	$—	$300,000	$—
Standby Letters of Credit	96,776	—	—	96,776	—
Surety Bonds	231,529	183,119	48,400	10	—

	$628,305	$183,119	$48,400	$396,786	$—

Total Commitments	$945,551	$262,518	$164,971	$450,201	$67,861

IBM Master Professional Services Agreement

On October 11, 2011, the Company entered into a Termination Agreement (the “Termination Agreement”) with International Business Machines Corporation (“IBM”) pursuant to which the parties agreed to terminate services currently being provided by IBM to the Company pursuant to a Master Professional Services Agreement dated October 1, 2006, as such agreement has been amended (the “Master Professional Services Agreement”). Under the Master Professional Services Agreement, the Company and IBM have entered into a statement of work relating to the design and build by IBM of the Company’s new primary data center in Alpharetta, Georgia and a statement of work relating to the relocation by IBM of certain Company IT environments now supported by IBM to the new data center. The Termination Agreement provides that services under the Master Professional Services Agreement shall terminate effective as of the successful completion of the design and build of the Company’s new primary data center and the relocation of the data centers currently supported by IBM to that data center, both of which are expected to be completed by February 29, 2012.

The Termination Agreement provides that the Master Professional Services Agreement is being terminated without penalty. During the fourth quarter of 2011, the Company wrote-off $1.5 million of deferred costs associated with the Master Professional Services Agreement.

Operating Leases

The amounts set forth under operating leases represent the Company’s contractual obligations to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment.

Information Technology Service Agreements

The amounts set forth under information technology service agreements represent the Company’s contractual obligations to make future payments for outsourced services and licensing costs pursuant to its information technology agreements.

Unfunded Employee Benefit Plans

The Company has defined benefit, post-retirement and deferred compensation plans. All defined benefit and post-retirement plans have been amended to preclude new participants. These plans are described in further detail in Note 10 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.” As of October 31, 2011, the aggregate employee benefit plan liability, including the Company’s deferred compensation plans, was $28.2 million. Future benefits expected to be paid over the next 20 years are approximately $37.4 million.

The defined benefit and post-retirement plans liabilities as of October 31, 2011 assume future annual compensation increases of 3.50%, a rate of return on plan assets of 8.0% (when applicable), and discount rates in the range of 4.04% to 4.56%. The discount rates were determined using the individual cash flows of each plan. In determining the long-term rate of return for a plan, the Company considers the nature of the plan’s investments, historical rates of return, and an expectation for the plan’s investment strategies. The Company believes changes in assumptions will not have a material impact on the Company’s financial position and operating performance. The Company expects to make payments required for unfunded liabilities through cash flows from operating activities when such amounts become due in accordance with the plans.

The employee benefit plan obligation of $28.2 million as of October 31, 2011 does not include the union-sponsored multiemployer defined benefit plans. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions made to these plans were $63.2 million, $58.2 million and $47.9 million in 2011, 2010 and 2009, respectively.

Borrowings Under Line of Credit

In connection with the acquisition of Linc, on November 30, 2010 the Company terminated its $450.0 million syndicated line of credit and replaced it with a new $650.0 million five-year syndicated line of credit, which the Company has the option to increase to $850.0 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). On September 8, 2011, the Company entered into an amendment which extends the maturity date to September 8, 2016. As of October 31, 2011, the total outstanding amount under the Company’s line of credit in the form of cash borrowings was $300.0 million. The commitment discussed above does not include applicable interest payments based on the terms of the line of credit. (See Note 9 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”)

Standby Letters of Credit

The Company had $96.8 million of standby letters of credit as of October 31, 2011, primarily related to its general liability, automobile, property damage, and workers’ compensation self-insurance programs.

Surety Bonds

The Company uses surety bonds, principally performance and payment bonds, to guarantee performance under various client contracts in the normal course of business. These bonds typically remain in force for one to five years and may include optional renewal periods. At October 31, 2011, outstanding surety bonds totaled $231.5 million. The Company does not believe it will be required to draw upon these bonds.

Unrecognized Tax Benefits

As of October 31, 2011, the Company had $96.0 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken on tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The Company estimates that a decrease in unrecognized tax benefits of up to approximately $4.3 million is reasonably possible over the next 12 months. However, the resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty, and therefore we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. In addition, certain of these matters may not require cash settlements due to the exercise of credit and net operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available. (See Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”)

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

Effect of Inflation

The rates of inflation experienced in recent years have not had a material impact on the financial statements of the Company. The Company attempts to recover increased costs by increasing prices for its services, to the extent permitted by contracts and competition.

Results of Operations

COMPARISON OF 2011 TO 2010

	September 30,	September 30,	September 30,	September 30,
			Increase	Increase
	Years ended October 31,		(Decrease)	(Decrease)
($ in thousands)	2011	2010	$	%

Revenues	$4,246,842	$3,495,747	$751,095	21.5%

Expenses
Operating	3,781,264	3,134,018	647,246	20.7%
Selling, general and administrative	324,762	241,526	83,236	34.5%
Amortization of intangible assets	23,248	11,364	11,884	104.6%

Total expense	4,129,274	3,386,908	742,366	21.9%

Operating profit	117,568	108,839	8,729	8.0%
Other-than-temporary impairment losses on auction rate security:
Impairment recognized in other comprehensive income	—	(127)	127	NM *
Income from unconsolidated affiliates, net	3,915	—	3,915	NM *
Interest expense	(15,805)	(4,639)	11,166	240.7%

Income from continuing operations before income taxes	105,678	104,073	1,605	1.5%
Provision for income taxes	(36,980)	(40,203)	(3,223)	(8.0)%

Income from continuing operations	68,698	63,870	4,828	7.6%
Discontinued Operations
(Loss) income from discontinued operations, net of taxes	(194)	251	(445)	NM *

Net income	$68,504	$64,121	$4,383	6.8%

*	Not meaningful

Net Income. Net income in 2011 increased by $4.4 million, or 6.8%, to $68.5 million ($1.27 per diluted share) from $64.1 million ($1.21 per diluted share) in 2010. Net income included a loss from discontinued operations of $0.2 million and income from discontinued operations of $0.3 million in 2011 and 2010, respectively.

Income from Continuing Operations. Income from continuing operations in 2011 increased by $4.8 million, or 7.6%, to $68.7 million ($1.27 per diluted share) from $63.9 million ($1.21 per diluted share) in 2010.

The increase in income from continuing operations was primarily related to:

•

a $13.1 million increase in operating profit, excluding the Corporate segment, which includes the operating profit associated with the Linc, Diversco, and L&R acquisitions and the negative impact of one additional working day and higher state unemployment insurance rates;

•	a $4.1 million decrease in charges related to litigation contingencies, including associated legal fees;

•	$3.9 million in income from unconsolidated affiliates acquired in connection with the Linc acquisition;

•	a $3.7 million benefit related to a refund of 2011 and 2010 health insurance premiums paid to one of the Company’s health insurance providers;

•	a $3.2 million decrease in income taxes, primarily related to a benefit from the re-measurement of certain unrecognized tax benefits; and

•	a net $2.7 million benefit for a settlement received in 2011, related to a dispute in connection with the L&R acquisition;

partially offset by:

•	an $11.2 million increase in interest expense due to an increase in average borrowings and average interest rates under the $650.0 million line of credit as a result of financing the Linc acquisition;

•

a $5.1 million increase in share-based compensation expense, primarily related to: (1) a $3.4 million benefit received in 2010 to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants; and (2) additional expense related to grants made to Linc employees during 2011;

•	a $4.6 million increase in transaction costs primarily related to the Linc acquisition; and

•

a $3.3 million increase in general and administrative expenses in 2011, primarily related to professional fees and information technology costs (including the write-off of deferred costs associated with the IBM Master Professional Services Agreement).

Revenues. Revenues increased $751.1 million, or 21.5%, in 2011, as compared to 2010. The Company’s growth in revenues was primarily related to revenues associated with the Linc, Diversco and L&R acquisitions, which together accounted for $724.7 million of the increase.

Operating Expenses. As a percentage of revenues, gross margin was 11.0% and 10.3% in 2011 and 2010, respectively. The increase in gross margin was primarily related to higher margins experienced at Linc, partially offset by an increase in labor and payroll related expenses as a result of one additional working day in 2011 and increases in payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $83.2 million, or 34.5%, in 2011 compared to 2010.

The increase in selling, general and administrative expenses was primarily related to:

•	$76.0 million of expenses attributable to the Linc, Diversco, and L&R acquisitions;

•

a $5.1 million increase in share-based compensation expense, primarily related to: (1) a $3.4 million benefit received in 2010 to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants; and (2) additional expense related to grants made to Linc employees during 2011;

•	a $4.6 million increase in transaction costs primarily related to the Linc acquisition; and

•

a $3.3 million increase in general and administrative expenses in 2011, primarily related to professional fees and information technology costs (including the write-off of deferred costs associated with the IBM Master Professional Services Agreement);

partially offset by:

•	a $4.1 million decrease in charges related to litigation contingencies, including associated legal fees; and

•	a net $2.7 million benefit for a settlement received in 2011, related to a dispute in connection with the L&R acquisition.

Amortization of Intangible Assets. Amortization of intangible assets in 2011 increased $11.9 million, or 104.6%, to $23.3 million from $11.4 million in 2010. The increase was primarily related to amortization of intangible assets acquired with the Linc acquisition.

Interest Expense. Interest expense increased $11.2 million, or 240.7%, in 2011 compared to 2010. The increase was primarily related to an increase in average borrowings and average interest rates under the line of credit as a result of financing the Linc acquisition. The average outstanding balances under the Company’s line of credit were $369.1 million and $156.7 million in 2011 and 2010, respectively.

Provision for Income Taxes. The effective tax rate on income from continuing operations for 2011 and 2010 was 35.0% and 38.6%, respectively. The tax provision for 2011 includes a tax benefit of $4.7 million related to a re-measurement of certain unrecognized tax benefits, partially offset by other discrete tax costs of $1.9 million, primarily related to the true-up of prior year tax balances including a reduction in anticipated employment based tax credits.

Segment Information

The Company has determined Janitorial, Engineering, Parking and Security to be its reporting segments in accordance with Accounting Standards CodificationTM (“ASC”) Topic 280 “Segment Reporting” (“ASC 280”). In connection with the discontinued operation of the Lighting segment, the operating results of Lighting are classified as discontinued operations and, as such, are not reflected in the segment tables below.

Most Corporate expenses are not allocated. Such expenses include current actuarial developments of self-insurance reserves related to claims incurred in prior years, certain legal costs and settlements, interest expense associated with the Company’s line of credit, certain information technology costs, share-based compensation costs, direct acquisition costs, severance costs associated with acquisitions, and certain chief executive officer and other finance and human resource departmental costs.

Segment amounts for 2010 have been retrospectively adjusted to reflect a change in the management reporting responsibility for a subsidiary, effective November 1, 2010, that moved the operations of that subsidiary from the Janitorial segment to the Engineering segment. The impact of the organizational change on the reported results for 2010 was a reclassification of $31.8 million of revenues and $1.0 million of operating profit from the Janitorial segment to the Engineering segment. The revenues and operating profits for the Company’s reportable segments (Janitorial, Engineering, Parking, and Security) were as follows:

	September 30,	September 30,	September 30,	September 30,
			Increase	Increase
	Years ended October 31,		(Decrease)	(Decrease)
($ in thousands)	2011	2010	$	%
Revenues
Janitorial	$2,380,195	$2,306,098	$74,097	3.2%
Engineering	899,381	382,629	516,752	135.1%
Parking	615,679	469,398	146,281	31.2%
Security	350,377	336,249	14,128	4.2%
Corporate	1,210	1,373	(163)	(11.9)%

	$4,246,842	$3,495,747	$751,095	21.5%

Operating profit
Janitorial	$140,621	$140,007	$614	0.4%
Engineering	33,384	22,931	10,453	45.6%
Parking	24,257	22,738	1,519	6.7%
Security	7,968	7,487	481	6.4%
Corporate	(88,662)	(84,324)	(4,338)	(5.1)%

Operating profit	117,568	108,839	8,729	8.0%
Other-than-temporary impairment losses on auction rate security:
Impairment recognized in other comprehensive income	—	(127)	127	NM *
Income from unconsolidated affiliates, net	3,915	—	3,915	NM *
Interest expense	(15,805)	(4,639)	11,166	240.7%

Income from continuing operations before income taxes	$105,678	$104,073	$1,605	1.5%

*	Not meaningful

Janitorial. Janitorial revenues increased $74.1 million, or 3.2%, during 2011 compared to 2010. The increase was primarily related to revenues associated with the acquisition of Diversco, which was acquired on June 30, 2010, and additional revenues from new business. The period-over-period increase in revenues attributable to Diversco in 2011 was $49.8 million.

Operating profit increased $0.6 million, or 0.4%, during 2011 compared to 2010. The increase was primarily related to the increase in revenue, partially offset by higher labor expenses as a result of one additional working day in 2011, increases in payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011 and increases in fuel costs.

Engineering. Engineering revenues increased $516.8 million, or 135.1%, during 2011 compared to 2010. The increase was primarily related to revenues associated with the acquisition of Linc, which was acquired on December 1, 2010. The revenues attributable to Linc in 2011 were $512.9 million.

Operating profit increased by $10.5 million, or 45.6%, in 2011 compared to 2010. The increase was primarily related to the operating profit associated with Linc, which was $11.1 million (excluding transaction costs and the interest expense associated with the borrowings under the Company’s line of credit used to finance the acquisition, which were recorded at the Corporate segment) in 2011.

Parking. Parking revenues increased $146.3 million, or 31.2%, during 2011 compared to 2010. The increase was related to revenues associated with the acquisition of L&R, which was acquired on October 1, 2010, partially offset by lost business as a result of the weaker U.S. economy. The period-over-period increase in revenues attributable to L&R in 2011 was $154.5 million.

Operating profit increased $1.5 million, or 6.7%, during 2011 compared to 2010. The increase was primarily related to the increase in revenue, partially offset by an increase in payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011 and an increase in legal costs related to a contract settlement.

Security. Security revenues increased $14.1 million, or 4.2%, during 2011 compared to 2010. The increase was primarily related to revenues associated with the acquisition of Diversco, which was acquired on June 30, 2010, and additional revenues from new business. The period-over-period increase in revenues attributable to Diversco in 2011 was $7.4 million.

Operating profit increased $0.5 million, or 6.4%, during 2011 compared to 2010. The increase was primarily related to a reduction in general and administrative expenses, predominantly payroll and payroll related expenses and legal fees.

Corporate. Corporate expense increased $4.3 million, or 5.1%, in 2011 compared to 2010.

The increase in Corporate expense was primarily related to:

•

a $5.1 million increase in share-based compensation expense, primarily related to: (1) a $3.4 million benefit received in 2010 to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants; and (2) additional expense related to grants made to Linc employees during 2011;

•	a $4.6 million increase in transaction costs primarily related to the Linc acquisition; and

•

a $3.3 million increase in general and administrative expenses in 2011, primarily related to professional fees and information technology costs (including the write-off of deferred costs associated with the IBM Master Professional Services Agreement);

partially offset by:

•	a $4.1 million decrease in charges related to litigation contingencies, including associated legal fees;

•	a $3.7 million benefit related to a refund of 2011 and 2010 health insurance premiums paid to one of the Company’s health insurance providers; and

•	a net $2.7 million benefit for a settlement received in 2011, related to a dispute in connection with the L&R acquisition.

COMPARISON OF 2010 TO 2009

	September 30,	September 30,	September 30,	September 30,
			Increase	Increase
	Years ended October 31,		(Decrease)	(Decrease)
($ in thousands)	2010	2009	$	%

Revenues	$3,495,747	$3,481,823	$13,924	0.4%

Expenses
Operating	3,134,018	3,114,699	19,319	0.6%
Selling, general and administrative	241,526	263,633	(22,107)	(8.4)%
Amortization of intangible assets	11,364	11,384	(20)	(0.2)%

Total expense	3,386,908	3,389,716	(2,808)	(0.1)%

Operating profit	108,839	92,107	16,732	18.2%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	(3,695)	3,695	NM *
Impairment recognized in other comprehensive income	(127)	2,129	(2,256)	NM *
Interest expense	(4,639)	(5,881)	1,242	(21.1)%

Income from continuing operations before income taxes	104,073	84,660	19,413	22.9%
Provision for income taxes	(40,203)	(29,170)	(11,033)	37.8%

Income from continuing operations	63,870	55,490	8,380	15.1%
Income (loss) from discontinued operations, net of taxes	251	(1,197)	1,448	NM *

Net income	$64,121	$54,293	$9,828	18.1%

*	Not meaningful

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

•	the absence of a $9.6 million net gain related to a legal settlement for a claim that was settled and resolved in 2009;

•	a $5.8 million litigation settlement; and

•	the expensing of acquisition costs of $2.3 million, in 2010, subsequent to the adoption of ASC 805, Business Combinations (“ASC 805”) on November 1, 2009.

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

partially offset by:

•	a $5.8 million litigation settlement; and

•	the expensing of acquisition costs of $2.3 million in 2010, subsequent to the adoption of ASC 805 on November 1, 2009.

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

Segment Information

	September 30,	September 30,	September 30,	September 30,
			Increase	Increase
	Years Ended October 31,		(Decrease)	(Decrease)
($ in thousands)	2010	2009	$	%

Revenues
Janitorial	$2,337,940	$2,382,025	$(44,085)	(1.9)%
Engineering	350,787	305,694	45,093	14.8%
Parking	469,398	457,477	11,921	2.6%
Security	336,249	334,610	1,639	0.5%
Corporate	1,373	2,017	(644)	(31.9)%

	$3,495,747	$3,481,823	$13,924	0.4%

Operating profit
Janitorial	$140,983	$139,858	$1,125	0.8%
Engineering	21,955	19,658	2,297	11.7%
Parking	22,738	20,285	2,453	12.1%
Security	7,487	8,221	(734)	(8.9)%
Corporate	(84,324)	(95,915)	11,591	12.1%

Operating profit	108,839	92,107	16,732	18.2%
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	(3,695)	3,695	NM *
Impairment recognized in other comprehensive income	(127)	2,129	(2,256)	NM *
Interest expense	(4,639)	(5,881)	1,242	(21.1)%

Income from continuing operations before income taxes	$104,073	$84,660	$19,413	22.9%

*	Not meaningful

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

partially offset by:

•	the absence of a $9.6 million net gain related to a legal settlement for a claim that was settled and resolved in 2009;

•	a $5.8 million litigation settlement; and

•	the expensing of acquisition costs of $2.3 million in 2010, subsequent to the adoption of ASC 805 on November 1, 2009.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80), Disclosure about an Employer’s Participation in a Multiemployer Plan. The objective of ASU 2011-09 is to improve the transparency of financial reporting with respect to an employer’s participation in a multiemployer pension plan or other multiemployer postretirement benefit plan by requiring each participating employer to provide additional separate, quantitative and qualitative disclosures. The additional disclosures will increase awareness about the commitments that an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer’s participation in the plan. For public entities, the amendments in ASU 2011-09 are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The Company has not elected to early adopt and will adopt this ASU in fiscal year 2012. The amendments in ASU 2011-09 should be applied retrospectively for all periods presented. The adoption of this standard will have no impact on the Company’s financial position or results of operations as it only modifies the required disclosures.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has not elected to early adopt and will adopt this ASU in the first quarter of 2013. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Since ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, it will have no impact on the Company’s financial position or results of operations. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has not elected to early adopt and will adopt this ASU in the first quarter of 2013.

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

The Janitorial segment primarily earns revenues from the following types of arrangements: fixed price, cost-plus, and tag (extra service) work. Fixed price arrangements are contracts in which the client agrees to pay a fixed fee every month over the specified contract term. A variation of a fixed price arrangement is a square-foot arrangement. Square-foot arrangements are ones in which monthly billings are fixed, however, the client is given a credit calculated based on vacant square footage that is not serviced. Cost-

plus arrangements are ones in which the client agrees to reimburse the Company for the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage. Tag revenues are additional services requested by the client outside of the standard contract terms. This work is usually performed on short notice due to unforeseen events. The Janitorial segment recognizes revenues on each type of arrangement when services are performed.

The Engineering segment primarily earns revenues from fixed price and cost-plus arrangements. Fixed price arrangements are contracts in which the client agrees to pay a fixed fee every month over the specified contract term. Cost-plus arrangements are ones in which the client agrees to reimburse the Company for the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage. Revenues are recognized for these contracts when services are performed. The Engineering segment also provides services under long-term fixed-price repair and refurbishment contracts, of which certain contracts are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, revenues are recognized as the work progresses. The percentage of work completed is determined principally by comparing the actual costs incurred to date with the current estimate of total costs to complete to measure the stage of completion. Revenue and gross profit are adjusted periodically for revisions in estimated total contract costs and values. Estimated losses are recorded when identified. Additionally, the Company franchises certain engineering services under the Linc Network® brand through individual and area franchises. Revenue from franchisees consists of start-up fees (which are recognized when all material services or conditions relating to the sale have been substantially performed or satisfied) and continuing franchise royalty fees that are generally based on a percentage of franchisee revenue (which are recorded as revenue by the Company as the fees are earned and become receivable from the franchisee). Direct (incremental) costs relating to franchise sales for which the revenue has not been recognized are deferred until the related revenue is recognized. Costs relating to continuing franchise fees are expensed as incurred.

The Parking segment earns revenues from parking and transportation services. There are three types of arrangements for parking services: managed lot, leased lot and allowance arrangements. Under managed lot arrangements, the Company manages the parking lot for the owner in exchange for a management fee. The revenues and expenses are passed through by the Company to the owner under the terms and conditions of the management contract. The management fee revenues are recognized when services are performed. The Company reports revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Such amounts totaled $299.4 million, $231.5 million and $231.0 million in 2011, 2010 and 2009, respectively. Under leased lot arrangements, the Company leases the parking lot from the owner and is responsible for all expenses incurred, retains all revenues from monthly and transient parkers, and pays rent to the owner per the terms and conditions of the lease. Revenues are recognized when services are performed. Under allowance arrangements, the Company is paid a fixed or hourly fee to provide parking and/or transportation services. The Company is then responsible for operating expenses. Revenues are recognized when services are performed.

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

The Company’s determination of whether impairments of its auction rate securities are other-than-temporary is based on an evaluation of several factors, circumstances and known or reasonably supportable trends including, but not limited to: (1) the Company’s intent to not sell the securities; (2) the Company’s assessment that it is not more likely than not that the Company will be required to sell the securities before recovering its cost basis; (3) expected defaults; (4) available ratings for the securities or the underlying collateral; (5) the rating of the associated guarantor (where applicable); (6) the nature and value of the underlying collateral expected to service the investment; (7) actual historical performance of the security in servicing its obligations; and (8) actuarial experience of the underlying re-insurance arrangement (where applicable) which in certain circumstances may have preferential rights to the underlying collateral. The Company’s determination of whether an other-than-temporary impairment represents a credit loss is calculated by evaluating the difference between the present value of the expected cash flows expected to be collected and the amortized cost basis of the security. Significant assumptions used in estimating credit losses include: (1) default rates for the security and the mono-line insurer, if any (which are based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents the Company’s view of when market efficiencies for securities may be restored).

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

The Company’s intangible assets primarily consist of acquired customer contracts and relationships. Acquired customer relationship intangible assets are being amortized using the sum-of-the-years’-digits method over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible assets are expected to be realized.

Goodwill. Goodwill represents the excess of costs over the fair value of net assets of acquired businesses. The Company assesses impairment of goodwill at least annually as of August 1 at the reporting unit level (which for the Company is represented by each operating segment). The impairment test is performed in two steps: (i) the Company determines whether impairment exists by comparing the estimated fair value of each reporting unit with its carrying amount; and (ii) if an indication of impairment exists, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with its carrying amount. The valuation of the Company’s reporting units requires significant judgment in evaluation of, among other things, recent indicators of market activity and estimated future cash flows, discount rates and other factors. The Company believes that the fair value of its Janitorial, Engineering and Parking reporting units are substantially in excess of their carrying amounts. The Company has estimated that the fair value of its Security reporting unit may exceed its carrying amount by as little as 18% as of August 1, 2011. In estimating the fair value of the Security reporting unit, the Company considered: (1) indicators of recent market activity and (2) cash flow projections using assumptions about, among other things, future growth in operating results. Deterioration in general market conditions, or conditions affecting the security industry, or the Company’s inability to execute its operating plan for Security could have a negative effect on these assumptions, and might result in an impairment of goodwill related to the Security reporting unit in the future.

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

Significant judgment is required in determining income tax provisions and tax positions. The Company may be challenged upon review by the applicable taxing authorities and positions taken may not be sustained. All, or a portion of, the benefit of income tax positions are recognized only when the Company has made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The accounting for uncertain income tax positions requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective critical estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s results of operations and financial condition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. The U.S federal government is the Company’s most significant income tax jurisdiction.

Contingencies and Litigation. Loss contingencies are recorded as liabilities when they are both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If the Company believes that a loss in litigation is not probable, then no liability will be recorded. Expected costs of resolving contingencies, which include the use of third-party service providers, are accrued as the services are rendered.

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

Interest Rate Risk

Line of Credit

The Company’s exposure to interest rate risk primarily relates to its variable rate based borrowings under the $650.0 million five-year syndicated line of credit that expires in September 2016. At October 31, 2011, outstanding LIBOR and IBOR based borrowings of $300.0 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 90 days, the line of credit extends through September 2016, subject to the terms of the line of credit. The Company anticipates borrowing similar amounts for periods of one week to three months. A hypothetical 1% increase in interest rates would have added additional interest expense of $3.1 million on the average outstanding borrowings under the Company’s line of credit, net of the interest rate swap agreements, in 2011.

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

As of October 31, 2011, the fair value of the remaining interest rate swap was a $0.3 million liability, which was included in retirement plans and other on the accompanying consolidated balance sheet. The effective portion of this cash flow hedge is recorded within accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings. The amount included in accumulated other comprehensive loss is $0.3 million ($0.2 million, net of taxes) at October 31, 2011.

Investment in Auction Rate Securities

At October 31, 2011, the Company held investments in auction rate securities from four different issuers having an aggregate original principal amount of $20.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). A hypothetical 1% increase in interest rates during 2011 would have added approximately $0.2 million of additional interest income in 2011.

Foreign Currency

Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ABM Industries Incorporated:

We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries (“the Company”) as of October 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedule II. We have also audited the Company’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, the related financial statement Schedule II, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement Schedule II and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2011 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, ABM Industries Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ KPMG LLP

New York, New York

December 23, 2011

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
October 31,
(in thousands, except share amounts)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$26,467	$39,446
Trade accounts receivable, net of allowances of $13,485 and $10,672 at October 31, 2011 and 2010, respectively	552,098	450,513
Prepaid income taxes	7,205	1,498
Current assets of discontinued operations	1,992	4,260
Prepaid expenses	41,823	41,306
Notes receivable and other	52,756	20,402
Deferred income taxes, net	40,565	46,193
Insurance recoverables	10,851	5,138

Total current assets	733,757	608,756

Non-current assets of discontinued operations	216	1,392
Insurance deposits	35,974	36,164
Other investments and long-term receivables	5,798	4,445
Deferred income taxes, net	30,948	51,068
Insurance recoverables	59,759	70,960
Other assets	43,178	37,869
Investments in auction rate securities	15,670	20,171
Investments in unconsolidated affiliates, net	14,423	—
Property, plant and equipment, net of accumulated depreciation of $97,819 and $98,884 at October 31, 2011 and 2010, respectively	60,009	58,088
Other intangible assets, net of accumulated amortization of $78,669 and $54,889 at October 31, 2011 and 2010, respectively	128,994	65,774
Goodwill	750,872	593,983

Total assets	$1,879,598	$1,548,670

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	September 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$130,464	$78,928
Accrued liabilities
Compensation	112,233	89,063
Taxes - other than income	19,144	17,663
Insurance claims	78,828	77,101
Other	102,220	70,119
Income taxes payable	307	977

Total current liabilities	443,196	333,851

Income taxes payable	38,236	29,455
Line of credit	300,000	140,500
Retirement plans and other	39,707	34,626
Insurance claims	262,573	271,213

Total liabilities	1,083,712	809,645

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,333,071 and 52,635,343 shares issued and outstanding at October 31, 2011 and 2010, respectively	533	526
Additional paid-in capital	211,389	192,418
Accumulated other comprehensive loss, net of taxes	(2,661)	(1,863)
Retained earnings	586,625	547,944

Total stockholders’ equity	795,886	739,025

Total liabilities and stockholders’ equity	$1,879,598	$1,548,670

See accompanying notes to the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	September 30,	September 30,	September 30,
Years ended October 31, (in thousands, except per share data)	2011	2010	2009

Revenues	$4,246,842	$3,495,747	$3,481,823
Expenses
Operating	3,781,264	3,134,018	3,114,699
Selling, general and administrative	324,762	241,526	263,633
Amortization of intangible assets	23,248	11,364	11,384

Total expenses	4,129,274	3,386,908	3,389,716

Operating profit	117,568	108,839	92,107
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	—	(3,695)
Impairments recognized in other comprehensive income	—	(127)	2,129
Income from unconsolidated affiliates, net	3,915	—	—
Interest expense	(15,805)	(4,639)	(5,881)

Income from continuing operations before income taxes	105,678	104,073	84,660
Provision for income taxes	(36,980)	(40,203)	(29,170)

Income from continuing operations	68,698	63,870	55,490
Discontinued Operations
(Loss) income from discontinued operations, net of taxes	(194)	251	(1,197)

Net income	$68,504	$64,121	$54,293

Net income per common share—Basic
Income from continuing operations	$1.29	$1.23	$1.08
Loss from discontinued operations	—	—	(0.02)

Net Income	$1.29	$1.23	$1.06

Net income per common share—Diluted
Income from continuing operations	$1.27	$1.21	$1.07
Loss from discontinued operations	—	—	(0.02)

Net Income	$1.27	$1.21	$1.05

Weighted-average common and common equivalent shares outstanding
Basic	53,121	52,117	51,373
Diluted	54,103	52,908	51,845

Dividends declared per common share	$0.56	$0.54	$0.52

See accompanying notes to the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance October 31, 2008	57,992	$581	(7,028)	$(122,338)	$284,094	$(3,422)	$485,136	$644,051
Comprehensive income:
Net income	—	—	—	—	—	—	54,293	54,293
Unrealized gain on auction rate securities, net of taxes of $203	—	—	—	—	—	297	—	297
Reclass adjustment for credit losses recognized in earnings, net of taxes of $636	—	—	—	—	—	930	—	930
Foreign currency translation, net of taxes of $241	—	—	—	—	—	577	—	577
Actuarial loss—Adjustments to pension and other post-retirement benefit plans, net of taxes of $139	—	—	—	—	—	(203)	—	(203)
Unrealized loss on interest rate swaps, net of taxes of $412	—	—	—	—	—	(602)		(602)

Comprehensive income	—	—	—	—	—	—	—	55,292
Dividends:
Common stock	—	—	—	—	—	—	(26,727)	(26,727)
Tax effect from exercise of stock options	—	—	—	—	(1,314)	—	—	(1,314)
Stock issued under employees’ stock purchase and option plans	724	6	—	—	8,557	—	(226)	8,337
Share-based compensation expense	—	—	—	—	7,411	—	—	7,411
Treasury stock retirement	(7,028)	(70)	7,028	122,338	(122,268)	—	—	—

Balance October 31, 2009	51,688	517	—	$—	$176,480	$(2,423)	$512,476	$687,050
Comprehensive income:
Net income	—	—	—	—	—	—	64,121	64,121
Unrealized gain on auction rate securities, net of taxes of $179	—	—	—	—	—	461	—	461
Reclass adjustment for credit losses recognized in earnings, net of taxes of $53	—	—	—	—	—	74	—	74
Foreign currency translation	—	—	—	—	—	68	—	68
Actuarial loss—Adjustments to pension and other post-retirement benefit plans, net of taxes of $108	—	—	—	—	—	(381)	—	(381)
Unrealized gain on interest rate swaps, net of taxes of $230	—	—	—	—	—	338	—	338

Comprehensive income	—	—	—	—	—	—	—	64,681
Dividends:
Common stock	—	—	—	—	—	—	(28,152)	(28,152)
Tax effect from exercise of stock options	—	—	—	—	383	—	—	383
Stock issued under employees’ stock purchase and option plans	947	9	—	—	11,484	—	(501)	10,992
Share-based compensation expense	—	—	—	—	4,071	—	—	4,071

Balance October 31, 2010	52,635	$526	—	$—	$192,418	$(1,863)	$547,944	$739,025

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Comprehensive income:
Net income	—	—	—	—	—	—	68,504	68,504
Foreign currency translation						214	—	214
Unrealized gain on auction rate securities, net of taxes of $193	—	—	—	—	—	306	—	306
Net unrealized gain on interest rate swaps, net of taxes of $76	—	—	—	—	—	115	—	115
Actuarial loss - Adjustments to pension and other post-retirementbenefit plans, net of taxes of $996	—	—	—	—	—	(1,433)	—	(1,433)

Comprehensive income								67,706
Dividends:
Common stock	—	—	—	—	—	—	(29,744)	(29,744)
Tax effect from exercise of stock options	—	—	—	—	(467)	—	—	(467)
Stock issued under employees’ stock purchase and option plans	698	7	—	—	10,247	—	(79)	10,175
Share-based compensation expense	—	—	—	—	9,191	—	—	9,191

Balance October 31, 2011	53,333	$533	$—	$—	$211,389	$(2,661)	$586,625	$795,886

See accompanying notes to the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
Years ended October 31, (in thousands)	2011	2010	2009

Cash flows from operating activities:
Net income	$68,504	$64,121	$54,293
(Loss) income from discontinued operations, net of taxes	(194)	251	(1,197)

Income from continuing operations	68,698	63,870	55,490
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization of intangible assets	52,658	36,315	33,325
Deferred income taxes	24,227	17,654	16,191
Share-based compensation expense	9,191	4,071	7,411
Provision for bad debt	3,142	2,636	3,960
Discount accretion on insurance claims	874	912	1,248
Auction rate security credit loss impairment	—	127	1,566
Gain on sale of assets	(150)	(1,059)	(941)
Income from unconsolidated affiliates, net	(3,915)	—	—
Distributions from unconsolidated affiliates	2,539	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(18,432)	1,976	19,931
Prepaid expenses and other current assets	(7,786)	(297)	(1,431)
Insurance recoverables	5,488	(3,981)	(500)
Other assets and long-term receivables	5,962	3,856	(8,764)
Income taxes payable	4,396	22,629	12,623
Retirement plans and other non-current liabilities	(4,085)	(317)	(5,144)
Insurance claims	(11,950)	(247)	(1,497)
Trade accounts payable and other accrued liabilities	25,943	(7,399)	(12,213)

Total adjustments	88,102	76,876	65,765

Net cash provided by continuing operating activities	156,800	140,746	121,255
Net cash provided by discontinued operating activities	3,190	9,118	19,616

Net cash provided by operating activities	159,990	149,864	140,871

Cash flows from investing activities:
Additions to property, plant and equipment	(22,124)	(23,942)	(18,582)
Proceeds from sale of assets and other	912	1,512	2,165
Purchase of businesses, net of cash acquired	(290,985)	(65,430)	(21,050)
Investments in unconsolidated affiliates	(215)	—	—
Proceeds from sale of auction rate securities	5,000	—	—

Net cash used in investing activities	(307,412)	(87,860)	(37,467)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	9,708	11,376	6,331
Dividends paid	(29,744)	(28,152)	(26,727)
Deferred financing costs paid	(5,021)	—	—
Borrowings from line of credit	885,500	448,000	638,000
Repayment of borrowings from line of credit	(726,000)	(480,000)	(695,500)
Changes in book cash overdraft	—	(7,935)	(18,096)

Net cash provided by (used in) financing activities	134,443	(56,711)	(95,992)

Net (decrease) increase in cash and cash equivalents	(12,979)	5,293	7,412
Cash and cash equivalents at beginning of year	39,446	34,153	26,741

Cash and cash equivalents at end of year	$26,467	$39,446	$34,153

ABM Industries Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	September 30,	September 30,	September 30,
Supplemental Data:
Cash paid for income taxes, net of refunds received	$9,651	$(108)	$1,426
Tax effect from exercise of options	(467)	383	57
Cash received from exercise of options	10,175	10,993	7,145
Interest paid on line of credit	10,055	3,398	4,740
Non-cash investing activities:
Common stock issued for business acquired	$—	$—	$1,198

See accompanying notes to the consolidated financial statements.

ABM Industries Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND NATURE OF OPERATIONS

ABM Industries Incorporated (“ABM”), through its subsidiaries (collectively, the “Company”), is a leading provider of end-to-end integrated facilities management services for commercial, industrial, institutional, governmental and retail facilities, primarily throughout the United States. The Company was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909.

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

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to self-insurance reserves, allowance for doubtful accounts, sales allowances, deferred income tax assets and valuation allowances, useful lives of intangible assets, impairment of goodwill and other intangibles, fair value of auction rate securities, cash flow forecasts, share-based compensation expense, and contingencies and litigation liabilities. The Company bases its estimates on historical experience, known or expected trends, independent valuations and various other assumptions that are believed to be reasonable under the circumstances based on information available as of the date of the issuance of these financial statements. The results of such assumptions form the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The current economic environment and its potential effect on the Company and its clients have combined to increase the uncertainty inherent in such estimates and assumptions. Future results could be significantly affected if actual results were to be different from these estimates and assumptions.

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

The Engineering segment primarily earns revenues from fixed price and cost-plus arrangements. Fixed price arrangements are contracts in which the client agrees to pay a fixed fee every month over the specified contract term. Cost-plus arrangements are ones in which the client agrees to reimburse the Company for the agreed upon amount of wages and benefits, payroll taxes, insurance charges and other expenses plus a profit percentage. Revenues are recognized for these contracts when services are performed. The Engineering segment also provides services under long-term fixed-price repair and refurbishment contracts, of which certain contracts are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, revenues are recognized as the work progresses. The percentage of work completed is determined principally by comparing the actual costs incurred to date with the current estimate of total costs to complete to measure the stage of completion. Revenue and gross profit are adjusted periodically for revisions in estimated total contract costs and values. Estimated losses are recorded when identified. Additionally, the Company franchises certain engineering services under the Linc Network® brand through individual and area franchises. Revenue from franchisees consists of start-up fees (which are recognized when all material services or conditions relating to the sale have been substantially performed or satisfied) and continuing franchise royalty fees that are generally based on a percentage of franchisee revenue (which are recorded as revenue by the Company as the fees are earned and become receivable from the franchisee). Direct (incremental) costs relating to franchise sales for which the revenue has not been recognized are deferred until the related revenue is recognized. Costs relating to continuing franchise fees are expensed as incurred.

The Parking segment earns revenues from parking and transportation services. There are three types of arrangements for parking services: managed lot, leased lot and allowance arrangements. Under managed lot arrangements, the Company manages the parking lot for the owner in exchange for a management fee. The revenues and expenses are passed through by the Company to the owner under the terms and conditions of the management contract. The management fee revenues are recognized when services are performed. The Company reports revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Such amounts totaled $299.4 million, $231.5 million and $231.0 million in 2011, 2010 and 2009, respectively. Under leased lot arrangements, the Company leases the parking lot from the owner and is responsible for all expenses incurred, retains all revenues from monthly and transient parkers, and pays rent to the owner per the terms and conditions of the lease. Revenues are recognized when services are performed. Under allowance arrangements, the Company is paid a fixed or hourly fee to provide parking and/or transportation services. The Company is then responsible for operating expenses. Revenues are recognized when services are performed.

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

Guarantees. The Company offers certain customers guaranteed energy savings on installed equipment under certain contracts. The total energy savings guarantees were $24.4 million at October 31, 2011 and extend through 2026. The Company accrues for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, the Company has not incurred significant losses in connection with these guarantees and the Company does not expect significant future losses.

Investments in Unconsolidated Affiliates. The Company owns non-controlling interests in certain affiliated entities that predominantly provide engineering services to governmental and commercial clients, primarily in the United States and the Middle East. The net carrying amount of the investments in unconsolidated affiliates was $14.4 million at October 31, 2011. The Company accounts for such investments, in which it holds a significant interest but does not have controlling influence, under the equity method of accounting. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The differences between the carrying amounts and the estimated fair values of equity method investments are recognized as an impairment loss when the loss is deemed to be other-than-temporary.

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

In connection with the OneSource acquisition, acquired insurance claims liabilities were recorded at their fair values at the acquisition date, which was based on the present value of the expected future cash flows. These discounted liabilities are being accreted through charges to interest expense as the carrying amounts are brought to an undiscounted amount. The method of accretion approximates the effective interest yield method using the rate a market participant would use in determining the current fair value of the insurance claim liabilities. Included in interest expense in the years ended October 31, 2011 and 2010 were $0.9 million and $0.9 million of interest accretion related to insurance claims liabilities, respectively.

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

The Company’s intangible assets consist of acquired customer contracts and relationships, trademarks and trade names, and contract rights. Acquired customer relationship intangible assets are being amortized using the sum-of-the-years’-digits method over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible assets are expected to be realized. Trademarks and trade names are being amortized over their useful lives using the straight-line method. Contract rights are being amortized over the contract periods using the straight-line method.

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

Other Accrued Liabilities. Other accrued liabilities as of October 31, 2011 and 2010 primarily consists of employee benefits, dividends payable, loss contingencies, rent payable, and unclaimed property.

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

Significant judgment is required in determining income tax provisions and tax positions. The Company may be challenged upon review by the applicable taxing authorities and positions taken may not be sustained. All, or a portion of, the benefit of income tax positions are recognized only when the Company has made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The accounting for uncertain income tax positions requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective critical estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s results of operations and financial condition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. The U.S federal government is the Company’s most significant income tax jurisdiction.

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

	September 30,	September 30,	September 30,
Years ended October 31, (in thousands, except per share data)	2011	2010	2009

Income from continuing operations	$68,698	$63,870	$55,490
(Loss) income from discontinued operations, net of taxes	(194)	251	(1,197)

Net income	$68,504	$64,121	$54,293

Weighted-average common shares outstanding—Basic	53,121	52,117	51,373
Effect of dilutive securities:
Stock options	468	446	241
Restricted stock units	293	261	180
Performance shares	221	84	51

Weighted-average common shares outstanding—Diluted	54,103	52,908	51,845

Net income per common share
Basic	$1.29	$1.23	$1.06
Diluted	$1.27	$1.21	$1.05

The diluted net income per common share excludes certain stock options and RSUs since the effect of including these stock options and restricted stock units would have been anti-dilutive as follows:

	September 30,	September 30,	September 30,
	Years ended October 31,
(in thousands)	2011	2010	2009

Stock options	879	744	2,017
Restricted stock units	60	29	206
Performance shares	17	—	—

Contingencies and Litigation. Loss contingencies are recorded as liabilities when they are both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If the Company believes that a loss in litigation is not probable, then no liability will be recorded. Expected costs of resolving contingencies, which include the use of third-party service providers, are accrued as the services are rendered.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80), Disclosure about an Employer’s Participation in a Multiemployer Plan. The objective of ASU 2011-09 is to improve the transparency of financial reporting with respect to an employer’s participation in a multiemployer pension plan or other multiemployer postretirement benefit plan by requiring each participating employer to provide additional separate, quantitative and qualitative disclosures. The additional disclosures will increase awareness about the commitments that an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer’s participation in the plan. For public entities, the amendments in ASU 2011-09 are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The Company has not elected to early adopt and will adopt this ASU in fiscal year 2012. The amendments in ASU 2011-09 should be applied retrospectively for all periods presented. The adoption of this standard will have no impact on the Company’s financial position or results of operations as it only modifies the required disclosures.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has not elected to early adopt and will adopt this ASU in the first quarter of 2013. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Since ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, it will have no impact on the Company’s financial position or results of operations. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has not elected to early adopt and will adopt this ASU in the first quarter of 2013.

3. ACQUISITIONS

The operating results generated by businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price (including subsequent contingent purchase price considerations for acquisitions made prior to the adoption of the FASB updated authoritative standard for accounting for business combinations on November 1, 2009) over the fair value of the net tangible and intangible assets acquired is included in goodwill. Some of the Company’s purchase agreements provide for initial payments and contingent payments based on the annual pre-tax income or other financial measurements for subsequent periods, ranging generally from two to five years.

The Company made the following acquisitions during the year ended October 31, 2011:

Linc

On December 1, 2010, the Company acquired Linc pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among ABM, Linc, GI Manager LP, as the Members Representative, and Lightning Services, LLC, a wholly-owned subsidiary of ABM (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Linc, and Linc continued as the surviving corporation and as a wholly owned subsidiary of ABM. The aggregate purchase price for all of the outstanding limited liability company interests of Linc was $298.7 million in cash. In connection with the acquisition, the Company incurred $5.2 million in direct acquisition costs which were expensed as incurred and classified as selling, general and administrative expenses. Linc provides end-to-end integrated facilities management services, military base operation services, and translation and other services in support of U.S. military operations. Linc’s clients include state and federal governments, commercial entities and residential customers, throughout the United States and in select international locations. Some of these services are performed through franchisees and other affiliated entities. The operations of Linc are included in the Engineering segment as of the acquisition date. Revenues and operating profit associated with Linc and included in the Company’s consolidated statement of income were $512.9 million and $11.1 million (excluding transaction costs and the interest expense associated with the borrowings under the Company’s line of credit used to finance the acquisition, which were recorded at the Corporate segment), respectively, for 2011.

This acquisition was accounted for under the acquisition method of accounting. The Company has substantially completed the allocation of the purchase price to the underlying assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess of the purchase price allocated to goodwill. The Company is in the process of completing the analysis of deferred taxes, which will be finalized during the first quarter of 2012.

The preliminary purchase price and related allocations are summarized as follows:

September 30,
(in thousands)

Purchase price:

Total cash consideration	$298,720

Allocated to:
Cash and cash equivalents	$8,467
Trade accounts receivable	86,177
Prepaid expenses and other current assets	7,494
Investments in unconsolidated affiliates	12,645
Property, plant and equipment	9,462
Other identifiable intangible assets	87,000
Other assets	24,837
Accounts payable	(38,434)
Insurance claims	(4,161)
Accrued expenses and other current liabilities	(25,888)
Non-current liabilities	(25,013)
Goodwill	156,134

Net assets acquired	$298,720

The acquired intangible assets are being amortized using the sum-of-the-years’-digits method or, where appropriate, the straight-line method. The weighted-average amortization period for the acquired intangible assets are: 14 years for customer contracts, 10 years for the increase in the investment in unconsolidated affiliates carrying values, and 4 years for trademarks, which is consistent with the estimated useful life considerations used in the determination of their fair values. The amount allocated to goodwill is reflective of the Company’s identification of buyer-specific synergies that the Company anticipates will be realized by, among other things, reducing duplicative positions and back office functions, consolidating facilities, and reducing professional fees and other services.

The transaction was a taxable asset acquisition of the Linc organization for U.S. income tax purposes and no deferred taxes have been recorded on a significant portion of the acquired assets and liabilities. However, deferred taxes have been recorded for certain assets and liabilities where the Company receives a carryover basis for tax purposes. Deferred tax adjustments will be finalized during the remainder of the measurement period. Approximately $224.6 million of the goodwill and intangibles assets associated with the acquisition is expected to be amortizable for income tax purposes.

The following unaudited pro forma financial information shows the combined results of continuing operations of the Company, including Linc, as if the acquisition occurred at the beginning of the periods presented. The effects of acquisitions made in 2010 were not included in the table below due to the insignificant impact of such acquisitions on pro forma results. The unaudited pro forma financial information is not intended to present or be indicative of the Company’s consolidated financial results of continuing operations that would have been reported had the business combination been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of continuing operations. The unaudited pro forma financial information for 2011 has not been provided since the amounts are not significantly different from actual results.

September 30,
(in thousands, except per share data)	Year ended October 31, 2010

Revenues	$4,062,610
Operating profit	111,788
Net income	$62,109

Net income per common share
Basic	$1.19
Diluted	$1.17

Contingent Payments

Total additional consideration paid during the year ended October 31, 2011 related to prior years’ acquisitions totaled $0.7 million. The additional consideration represents contingent amounts based on financial performance subsequent to the respective acquisition dates and has been recorded as goodwill.

The Company made the following acquisitions during the year ended October 31, 2010:

Diversco

On June 30, 2010, the Company acquired all of the outstanding shares of Diversco, Inc. (“Diversco”) from DHI Holdings, Inc. for $30.6 million in cash and incurred direct acquisition costs of $0.2 million, which were expensed as incurred. The purchase price was subsequently adjusted to $30.4 million in connection with a working capital adjustment. Diversco is a national provider of outsourced facility services. The acquisition expanded the geographic reach of the Company’s janitorial and security businesses, particularly in the Southeast, Midwest and Mid-Atlantic regions of the United States. The results of operations for Diversco are included in the Company’s Janitorial and Security segments as of the acquisition date. Pro forma financial information for this acquisition is not provided as this acquisition is not material to the Company’s financial statements.

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

The acquired customer contracts and relationships, included in identifiable intangible assets, will be amortized using the sum-of-the-years’-digits method over their useful lives of 11 years, which is consistent with the estimated useful life considerations used in the determination of their fair values. Intangible assets of $10.8 million were assigned to the Janitorial and Security segments in the amounts of $9.2 million and $1.6 million, respectively. Goodwill of $13.1 million was assigned to the Janitorial and Security segments in the amounts of $11.1 million and $2.0 million, respectively, and is deductible for tax purposes. The amounts of intangible assets and goodwill have been assigned to the Janitorial and Security segments based on the respective profit margins of the acquired customer contracts. The goodwill is deductible for tax purposes. The transaction was taxable for income tax purposes and all assets and liabilities have been recorded at fair value for both book and income tax purposes. Therefore, no deferred taxes have been recorded.

L&R

On October 1, 2010, the Company acquired select assets of Five Star Parking, Network Parking Company Ltd., and System Parking, Inc. (collectively, this asset acquisition is referred to as “L&R”) from the L&R Group of Companies for an aggregate purchase price of $34.7 million, including $0.2 million of assets distributed as consideration. The acquisition extended and expanded the Company’s parking business in major cities. The acquisition also expanded the Company’s presence at airports. The results of operations of L&R are included in the Company’s Parking segment as of the acquisition date. Pro forma financial information for this acquisition is not provided as this acquisition is not material to the Company’s financial statements.

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

The acquired intangible assets and unfavorable leases will be amortized using the sum-of-the-years’-digits method, or where appropriate the straight-line method, over their useful lives: 11 years for managed customer contracts, 4 years for favorable leases, 6 years for unfavorable leases and 10 years for the non-compete agreement, which is consistent with the estimated useful life considerations used in the determination of their fair values. The goodwill is deductible for tax purposes. The transaction was taxable for income tax purposes and all assets and liabilities have been recorded at fair value for both book and income tax purposes. Therefore, no deferred taxes have been recorded.

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

The acquired customer contracts and relationships, classified as intangible assets, are amortized using the sum-of-the-years’-digits method over their useful lives of 12 years, which is consistent with the estimated useful life considerations used in the determination of their fair values. Goodwill of $5.6 million was assigned to the Janitorial and Engineering segments in the amounts of $4.4 million and $1.2 million, respectively. Intangible assets were assigned to the Janitorial and Engineering segments in the amounts of $7.2 million and $1.9 million, respectively. Pro forma financial information for this acquisition is not provided as this acquisition is not material to the Company’s financial statements.

4. FAIR VALUE MEASURMENTS

As required by ASC 820, fair value is determined based on inputs or assumptions that market participants would use in pricing an asset or a liability. These assumptions consist of (1) observable inputs—market data obtained from independent sources, or (2) unobservable inputs—market data determined using the Company’s own assumptions about valuation. ASC 820 establishes a hierarchy to prioritize the inputs to valuation techniques, with the highest priority being given to Level 1 inputs and the lowest priority to Level 3 inputs, as described below:

Level 1 — Quoted prices for identical instruments in active markets;

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets; and

Level 3 — Unobservable inputs.

The following tables present the Company’s hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in thousands)	October 31, 2011	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$4,717	$4,717	$—	$—
Investments in auction rate securities	15,670	—	—	15,670

Total assets	$20,387	$4,717	$—	$15,670

Liabilities
Interest rate swap	$253	$—	$253	$—

Total liabilities	$253	$—	$253	$—

	September 30,	September 30,	September 30,	September 30,
	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in thousands)	October 31, 2010	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$5,717	$5,717	$—	$—
Investments in auction rate securities	20,171	—	—	20,171

Total assets	$25,888	$5,717	$—	$20,171

Liabilities
Interest rate swap	$445	$—	$445	$—

Total liabilities	$445	$—	$445	$—

The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices. The assets are included in Other assets on the accompanying consolidated balance sheet.

For investments in auction rate securities that had no market activity indicative of fair market value, the fair value is based on discounted cash flow valuation models, primarily utilizing unobservable inputs. During 2011, the Company had no transfers of assets or liabilities between any of the above hierarchy levels. See Note 5 “Auction Rate Securities,” for the roll-forwards of assets measured at fair value using significant unobservable Level 3 inputs.

The fair value of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for London Interbank Offered Rate forward rates at the end of the period. The fair value is then compared to a valuation received from an independent third-party. See Note 9, “Line of Credit Facility.”

Other Financial Assets and Liabilities

Due to the short-term maturities of the Company’s cash, cash equivalents, receivables, payables, and current assets of discontinued operations, the carrying value of these financial instruments is estimated to approximate their fair market values. Due to variable interest rates, the fair value of outstanding borrowings under the Company’s $650.0 million line of credit approximates its carrying value of $300.0 million. The carrying value of the receivables included in non-current assets of discontinued operations of $0.2 million and the insurance deposits related to self-insurance claims of $36.0 million approximates fair market value.

5. AUCTION RATE SECURITIES

As of October 31, 2011, the Company holds investments in auction rate securities from four different issuers having an original principal amount of $5.0 million each (aggregating $20.0 million). These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007. At October 31, 2011 and 2010, the estimated fair value of these securities, in total, was approximately $15.7 million and $20.2 million, respectively. On February 11, 2011, one of the Company’s auction rate securities was redeemed by the issuer at its par value of $5.0 million. No gain or loss was recognized upon its redemption.

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

The following table presents the significant assumptions used to determine the fair value of the Company’s auction rate securities at October 31, 2011 and October 31, 2010:

Assumption	October 31, 2011	October 31, 2010
Discount rates	L + 3.21% - L + 17.50%	L + 2.50% - L + 18.59%
Yields	L + 2.0% - L + 3.5%	L + 2.0% - L + 3.5%
Average expected lives	4 - 10 years	4 - 10 years

L—London Interbank Offered Rate (One Month)

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

The Company’s determination of whether an other-than-temporary impairment represents a credit loss is based upon the difference between the present value of the expected cash flows to be collected and the amortized cost basis of the security. Significant assumptions used in estimating the credit loss include: (1) default rates for the security and the mono-line insurer, if any (which are based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents the Company’s view of when market efficiencies for securities may be restored). Adverse changes in any of these factors could result in additional declines in fair value and further other-than-temporary impairments in the future. There were no other-than-temporary impairments identified during 2011.

The following tables present the changes in the cost basis and fair value of the Company’s auction rate securities for the years ended October 31, 2011 and 2010:

	September 30,	September 30,
(in thousands)	Cost Basis	Fair Value (Level 3)

Balance at beginning of year	$23,307	$20,171
Unrealized gains	—	537
Unrealized losses	—	(38)
Redemption of security by issuer	(5,000)	(5,000)

Balance at October 31, 2011	$18,307	$15,670

	September 30,	September 30,
(in thousands)	Cost Basis	Fair Value (Level 3)

Balance at beginning of year	$23,434	$19,531
Unrealized gains	—	1,075
Unrealized losses	—	(435)
Other-than-temporary credit loss recognized in earnings	(127)	—

Balance at October 31, 2010	$23,307	$20,171

At October 31, 2011 and 2010, unrealized losses of $2.6 million ($1.6 million net of tax) and $3.1 million ($1.9 million net of tax) were recorded in accumulated other comprehensive loss, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at October 31, 2011 and 2010 consisted of the following:

	September 30,	September 30,
(in thousands)	2011	2010
Land	$907	$628
Buildings	5,319	4,922
Transportation equipment	3,561	2,113
Machinery and other equipment	53,280	53,996
Leasehold improvements	17,176	16,367
Computer equipment and software	77,585	78,946

	157,828	156,972
Less: Accumulated depreciation	97,819	98,884

Total	$60,009	$58,088

Depreciation expense on property, plant and equipment in the years ended October 31, 2011, 2010 and 2009 were $29.4 million, $24.9 million and $21.9 million, respectively.

7. GOODWILL AND OTHER INTANGIBLES

Goodwill

The changes in the carrying amount of goodwill for the years ended October 31, 2011 and 2010 were as follows:

	September 30,	September 30,	September 30,	September 30,
		Goodwill Related to
(in thousands)	Balance as of October 31, 2010	Initial Payments for Acquisitions (1)	Contingent Amounts and Other (2)	Balance as of October 31, 2011
Janitorial	$471,328	$—	$(2,096)	$469,232
Engineering	3,549	156,134	2,852	162,535
Parking	69,168	—	—	69,168
Security	49,938	—	—	49,938

Total	$593,983	$156,134	$756	$750,872

(1)	Refer to Note 3, “Acquisitions” for additional discussions regarding acquisitions the Company made in the year ended October 31, 2011.

(2)

Effective November 1, 2010, the Company changed the management reporting responsibility for a subsidiary from the Janitorial segment to the Engineering segment. As a result of the organizational change, the Company reclassified the goodwill associated with this subsidiary from the Janitorial segment to the Engineering segment which amounted to $2.9 million.

	September 30,	September 30,	September 30,	September 30,
		Goodwill Related to
(in thousands)	Balance as of October 31, 2009	Initial Payments for Acquisitions (1)	Contingent Amounts and Other	Balance as of October 31, 2010
Janitorial	$459,068	$11,140	$1,120	$471,328
Engineering	3,356	—	193	3,549
Parking	36,841	30,160	2,167	69,168
Security	47,972	1,966	—	49,938

Total	$547,237	$43,266	$3,480	$593,983

(1)	Refer to Note 3, “Acquisitions” for additional discussions regarding acquisitions the Company made in the year ended October 31, 2010

Of the $750.9 million carrying amount of goodwill as of October 31, 2011, $341.3 million was not amortizable for income tax purposes because the related businesses were acquired prior to 1991 or purchased through a tax-free exchange or stock acquisition.

Based on the Company’s annual goodwill impairment test related to its Security reporting unit, the Company has concluded that deterioration in general market conditions, or conditions affecting the security industry, or the Company’s inability to execute its operating plan might result in an impairment of goodwill related to the Security reporting unit in the future.

Intangible Assets

The changes in the gross carrying amount and accumulated amortization of intangibles other than goodwill for the years ended October 31, 2011 and 2010 were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Gross Carrying Amount			Accumulated Amortization
(in thousands)	October 31, 2010	Additions	October 31, 2011	October 31, 2010	Additions	October 31, 2011
Customer contracts and relationships	$113,822	$86,000	$199,822	$(49,952)	$(22,655)	$(72,606)
Trademarks and trade names	4,150	1,000	5,150	(3,445)	(779)	(4,224)
Other (contract rights, etc.)	2,691	—	2,691	(1,492)	(346)	(1,838)

Total	$120,663	$87,000	$207,663	$(54,889)	$(23,780)	$(78,669)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Gross Carrying Amount			Accumulated Amortization
(in thousands)	October 31, 2009	Additions	October 31, 2010	October 31, 2009	Additions	October 31, 2010
Customer contracts and relationships	$97,522	$16,300	$113,822	$(38,853)	$(11,099)	$(49,952)
Trademarks and trade names	4,150	—	4,150	(3,335)	(110)	(3,445)
Other (contract rights, etc.)	1,991	700	2,691	(1,276)	(216)	(1,492)

Total	$103,663	$17,000	$120,663	$(43,464)	$(11,425)	$(54,889)

Of the $129.0 million net carrying amount of intangibles other than goodwill as of October 31, 2011, $32.4 million was not amortizable for income tax purposes because the related businesses were purchased through tax-free stock acquisitions.

The weighted average remaining lives as of October 31, 2011 and the amortization expense of intangibles for the years ended October 31, 2011, 2010 and 2009, as well as the estimated amortization expense for such intangibles for each of the five succeeding fiscal years, are as follows:

	September	September	September	September	September	September	September	September	September
	Weighted Average	Amortization Expense			Estimated Amortization Expense
	Remaining Life	Years Ended October 31,			Years Ending October 31,
($ in thousands)	(Years)	2011	2010	2009	2012	2013	2014	2015	2016
Customer contracts and relationships	11.6	$22,655	$11,099	$10,872	$21,411	$19,164	$17,061	$14,994	$12,941
Trademarks and tradenames	4.6	779	110	313	198	140	140	140	140
Other (contract rights, etc.)	3.5	346	216	199	298	213	171	27	27

Total	11.5	$23,780	$11,425	$11,384	$21,907	$19,517	$17,372	$15,161	$13,108

8. SELF-INSURANCE

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

The Company periodically performs a thorough review, with the assistance of external professionals, of its estimate of the ultimate cost for self-insurance reserves. The independent external third-party’s actuarial estimate of the reserves is reviewed by management and forms the basis for management’s best estimate of the reserves, as recorded in the Company’s financial statements. Although the Company engages third-party experts to assist in estimating appropriate self-insurance reserves, the determination of those reserves is dependent upon significant actuarial judgments and interpretations of trends that have a material impact on the Company’s reserves. If analyses of losses suggest that the frequency or severity of claims incurred has changed, the Company would be required to record increases or decreases in expenses for self-insurance liabilities. All increases or decreases to the Company’s prior year self-insurance liabilities are recorded in the Corporate segment.

The table below summarizes the self-insurance reserve adjustments resulting from periodic actuarial evaluations of ultimate losses relating to prior years during the years ended October 31, 2011, 2010 and 2009. Such amounts are not allocated to the Company’s operating segments and are recorded in the Corporate segment.

	September 30,	September 30,	September 30,
	Years ended October 31,
(in thousands)	2011	2010	2009
Major programs (1)	$1,399	$799	$9,435
Minor programs (2)	682	417	—

Total	$2,081	$1,216	$9,435

(1)

As described above, the Company is self-insured for workers’ compensation, general liability, automobile, and property damage. During 2009, the Company was negatively impacted by the effects of unfavorable developments in workers’ compensation claims in California and other states, certain case law decisions which resulted in a more favorable atmosphere for injured workers, and existing claims in California being updated by injured workers to add additional medical conditions to the original claims. During 2010 and 2011, higher than expected losses in workers’ compensation and general liability claims resulted in increased losses, attributed to claims incurred in prior years.

(2)

Separate evaluations of insurance reserves related to certain Janitorial and Parking locations showed unfavorable claims developments in 2010 and 2011, resulting in increased losses, attributable to claims incurred in prior years.

With respect to certain reserves related to the operation of Linc, the Company was a member, in good standing, of a group captive insurance company to which it paid premiums for Linc’s exposures related to workers’ compensation, general liability, and auto programs. The Company elected not to renew its relationship with the captive effective August 31, 2011, and effective September 1, 2011 all Linc exposures previously included in the group captive have been migrated into the Company’s main insurance program. Based primarily on the Company’s loss experience as a member of the captive, the Company is subject to assessments of additional premiums, subject to a defined annual cap. The Company has accrued for such additional exposure through the date of termination from the group captive as deemed probable and estimable. The Company will continue to perform periodic actuarial assessments of its loss experience for policy years in which it was a member of the group captive and will adjust its reserves as appropriate.

At October 31, 2011, the Company had $96.8 million in standby letters of credit (primarily related to its workers’ compensation, general liability, automobile, and property damage programs), $36.0 million in restricted insurance deposits, and $231.5 million in surety bonds (of which $30.9 million supported insurance claim liabilities). At October 31, 2010, the Company had $100.8 million in standby letters of credit, $36.2 million in restricted insurance deposits and $112.5 million in surety bonds (of which $29.3 million supported insurance claim liabilities).

9. LINE OF CREDIT FACILITY

On November 30, 2010, the Company terminated its then existing $450 million five-year syndicated line of credit and replaced it with a new $650 million five-year syndicated line of credit (the “new Facility”). On June 3, 2011, the Company entered into an amendment to the Facility which revises the definition of “permitted acquisitions”. On September 8, 2011, the Company entered into a second amendment to the Facility, which amendment: (a) reduces the “Applicable Rate” relating to borrowings under the Facility; (b) extends the maturity date under the Facility to September 8, 2016; and (c) revises the definition of “Permitted Acquisition” under the Facility. The Company has the option to increase the size of the new Facility to $850 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). Borrowings under the new Facility were used in part to acquire Linc on December 1, 2010, as well as pay down the outstanding balances under the terminated line of credit. The new Facility is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures and other general corporate purposes, including acquisitions.

Under the new Facility, no compensating balances are required and the interest rate is determined at the time of borrowing based on the Company’s leverage ratio (as defined in the new Facility), the Interbank Offered Rate plus a spread of 1.00% to 1.75% or, at the Company’s election, base rate loans plus a spread of 0% to 0.75%. The Facility calls for a non-use fee, based on the leverage ratio, payable quarterly, in arrears, of 0.225% to 0.300% of the average daily unused portion of the Facility. For purposes of this calculation, irrevocable standby letters of credit issued primarily in conjunction with the Company’s self-insurance program and cash borrowings are included as usage of the new Facility. The spreads for LIBOR and the Alternate Base Rate and the non-use fee percentage are based on the Company’s leverage ratio.

The new Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the new Facility also requires that the Company maintain three financial covenants: (1) a fixed charge coverage ratio greater than or equal to 1.50 to 1.0 at any time; (2) a leverage ratio of less than or equal to 3.25 to 1.0 at each fiscal quarter-end; and (3) a consolidated net worth of greater than or equal to the sum of (i) $570.0 million, (ii) an amount equal to 50% of the consolidated net income earned in each full fiscal quarter ending after November 30, 2010 (with no deduction for a net loss in any such fiscal quarter), and (iii) an amount equal to 100% of the aggregate increases in stockholders’ equity of the Company after November 30, 2010 by reason of the issuance and sale of capital stock or other equity interests of the Company or any subsidiary, including upon any conversion of debt securities of the Company into such capital stock or other equity interests, but excluding by reason of the issuance and sale of capital stock pursuant to the Company’s employee stock purchase plans, employee stock option plans and similar programs. The Company was in compliance with all covenants as of October 31, 2011.

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

As of October 31, 2011, the total outstanding amounts under the new Facility in the form of cash borrowings and standby letters of credit were $300.0 million and $96.8 million, respectively.

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

As of October 31, 2011, the fair value of the remaining interest rate swap was a $0.3 million liability, which was included in retirement plans and other on the accompanying consolidated balance sheet. The effective portion of this cash flow hedge is recorded within accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings. The amount included in accumulated other comprehensive loss is $0.3 million ($0.2 million, net of taxes) at October 31, 2011.

10. EMPLOYEE BENEFIT PLANS

As of October 31, 2011, the Company had the following defined benefit and other post-retirement benefit plans, which provide benefits based primarily on years of service and employee earnings and which have been previously amended to preclude new participants:

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

Benefit Obligation and Net Obligation Recognized in Financial Statements

The significant components of the above mentioned plans as of and for the years ended October 31, 2011 and 2010 are summarized as follows:

	September 30,	September 30,	September 30,	September 30,
	Defined		Post-Retirement
	Benefit Plans at		Benefit Plan at
	October 31,		October 31,
(in thousands)	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$12,018	$11,528	$5,297	$5,273
Service cost	46	44	13	15
Interest cost	569	592	256	281
Actuarial loss	944	1,126	329	143
Benefits and expenses paid	(1,502)	(1,272)	(300)	(415)

Benefit obligation at end of year	$12,075	$12,018	$5,595	$5,297

Change in Plan Assets
Fair value of plan assets at beginning of year	$5,589	$4,736	$—	$—
Actual return on plan assets	176	615	—	—
Employer contributions	1,654	1,510	300	415
Benefits and expenses paid	(1,502)	(1,272)	(300)	(415)

Fair value of plan assets at end of year	$5,917	$5,589	$—	$—

Unfunded status at end of year	$(6,158)	$(6,429)	$(5,595)	$(5,297)

Current liabilities	(1,001)	(1,001)	(301)	(277)
Non-current liabilities	(5,157)	(5,428)	(5,294)	(5,020)

Net obligation	$(6,158)	$(6,429)	$(5,595)	$(5,297)

Total affecting retained earnings	$(3,765)	$(4,936)	$(5,315)	$(5,347)
Amount recognized in accumulated other comprehensive income	(2,393)	(1,493)	(280)	50

Net obligation	$(6,158)	$(6,429)	$(5,595)	$(5,297)

Components of Net Periodic Benefit Cost Recognized in the Accompanying Consolidated Statement of Income

The components of net periodic benefit cost of the defined benefit and other post-retirement benefit plans for the years ended October 31, 2011, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,
(in thousands)	2011	2010	2009
Defined Benefit Plans
Service cost	$46	$44	$42
Interest	569	592	811
Expected return on assets	(373)	(399)	(321)
Amortization of actuarial loss	114	66	115
Settlement loss recognized	126	91	349

Net expense	$482	$394	$996

Post-Retirement Benefit Plans
Service cost	$13	$15	$12
Interest	256	281	276
Amortization of actuarial gain	—	—	(202)

Net expense	$269	$296	$86

In the year ending October 31, 2012, the Company expects to recognize, on a pre-tax basis, less than $0.1 million of net actuarial gains as a component of net periodic benefit cost.

Assumptions

The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for the years ended October 31, 2011, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Defined Benefit Plans			Post-Retirement Benefit Plan
Assumptions to measure net periodic cost	2011	2010	2009	2011	2010	2009
Discount rate	4.50% -4.98%	5.50%	7.00%	4.31% -5.02%	5.50%	7.00%
Rate of health care cost increase	NA	NA	NA	4.50% -8.00%	5.50%	6.00%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Rate of return on plan assets	8.00%	8.00%	8.00%	NA	NA	NA

Assumptions to measure obligation at year end

Discount rate	4.12% -4.51%	4.50% -4.98%	5.50%	4.04% -4.56%	4.31% -5.02%	5.50%

The discount rate is used for determining future net periodic benefit cost. The Company’s discount rates were determined, as of the October 31, 2011 measurement date, using the individual cash flows of each plan. In determining the long-term rate of return for a plan, the Company considers the nature of the plan’s investments, historical rates of return, and an expectation for the plan’s investment strategies. All defined benefit and post-retirement plans have been amended to preclude new participants. The Company believes changes in assumptions would not have a material impact on the Company’s financial position and operating performance. The Company expects to fund payments required under the plans with cash flows from operating activities when due in accordance with the plans.

Expected Future Benefit Payments

The expected future benefit payments were calculated using the same assumptions used to measure the Company’s benefit obligation as of October 31, 2011. This expectation is based upon expected future service:

	September 30,	September 30,
	Defined	Post-Retirement
(in thousands)	Benefit Plans	Benefit Plan
2012	$1,500	$301
2013	804	310
2014	843	318
2015	849	327
2016	750	336
2017 through 2021	$3,817	$1,828

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

The target allocation ranges and asset allocations for the year ended October 31, 2011 were:

	September 30,	September 30,
	Target	Percentage of
	Allocation	Plan Assets
Asset Category	2011	2011
Equity	53%-73%	63%
Fixed Income	27%-47%	37%

The following tables presents the Company’s hierarchy for the assets associated with the OneSource Pension Plan measured at fair value as of October 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in thousands)	October 31, 2011	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,276	$1,276	$—	$—
Equity
Large-Cap Growth	1,090	1,090	—	—
Large-Cap Value	1,090	1,090	—	—
Small/Mid-Cap Growth	140	140	—	—
Small/Mid-Cap Value	140	140	—	—
International Equity	464	464	—	—
Fixed Income
Long-Term Bond	157	157	—	—
Intermediate Bond	789	789	—	—
Short-Term Bond	771	771	—	—

	$5,917	$5,917	$—	$—

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in thousands)	October 31, 2010	Level 1	Level 2	Level 3

Cash and cash equivalents	$924	$924	$—	$—
Equity
Large-Cap Growth	1,095	1,095	—	—
Large-Cap Value	1,095	1,095	—	—
Small/Mid-Cap Growth	140	140	—	—
Small/Mid-Cap Value	140	140	—	—
International Equity	466	466	—	—
Fixed Income
Long-Term Bond	159	159	—	—
Intermediate Bond	794	794	—	—
Short-Term Bond	776	776	—	—

	$5,589	$5,589	$—	$—

Deferred Compensation Plans

The Company accounts for deferred compensation and accrues interest thereon for employees who elect to participate in one of the following Company plans:

Employee Deferred Compensation Plan. This plan is available to executive, management, administrative and sales employees who have an annualized base salary that equals or exceeds $135,000 for the year ended October 31, 2011. This plan allows employees to defer 1% to 50% of their pre-tax compensation. The average rate of interest earned by the employees in this plan was 3.25%, 3.25% and 3.31% for the years ending October 31, 2011, 2010 and 2009, respectively.

Director Deferred Compensation Plan. This plan allows directors to defer receipt of all or any portion of the compensation that he or she would otherwise receive from the Company. The average rate of interest earned by the directors in this plan was 3.25%, 3.25%, and 3.31% for the years ending October 31, 2011, 2010, and 2009, respectively.

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

Aggregate expense recognized under these deferred compensation plans for the years ended October 31, 2011, 2010 and 2009 were $0.4 million, $0.4 million and $0.3 million, respectively. The total long-term liability of all deferred compensation plans at October 31, 2011 and 2010 was $15.5 million and $15.3 million (excluding the fair value of the assets held in the Rabbi Trust), respectively, and is included in Retirement plans and other on the accompanying consolidated balance sheet. The fair value of the assets held in the Rabbi Trust at October 31, 2011 and 2010 was $4.7 million and $5.7 million, respectively.

401(k) Plan

The Company has six 401(k) savings plans covering certain employees, as set forth in the respective plan documents. These 401(k) plans are subject to the applicable provisions of ERISA. Certain plans permit a Company match of a portion of the participant’s contributions after the participant has met the eligibility requirements set forth in the plan. The Company made matching 401(k) contributions required by the 401(k) plans during the years ended October 31, 2011, 2010 and 2009 in the amounts of $8.3 million, $6.2 million and $6.2 million, respectively.

Pension Plans Under Collective Bargaining

Certain qualified employees of the Company are covered under union-sponsored multiemployer defined benefit plans. Contributions paid for these plans were $63.2 million, $58.2 million and $47.9 million during the years ended October 31, 2011, 2010 and 2009, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles, and other equipment. As of October 31, 2011, future minimum lease commitments (excluding contingent rentals) under non-cancelable operating leases for the fiscal years ending October 31 are as follows:

September 30,
(in thousands)
2012	$70,662
2013	59,483
2014	45,961
2015	30,337
2016	18,129
Thereafter	43,657

Total minimum lease commitments	$268,229

Rental expense for continuing operations for the years ended October 31, 2011, 2010 and 2009 was as follows:

	September 30,	September 30,	September 30,
(in thousands)	2011	2010	2009
Minimum rentals	$101,640	$69,571	$63,774
Contingent rentals	31,767	36,631	38,522

	$133,407	$106,202	$102,296

Contingent rentals are applicable to leases of parking lots and garages and are primarily based on percentages of the gross receipts or other financial parameters attributable to the related facilities.

IBM Master Professional Services Agreement

On October 11, 2011, the Company entered into a Termination Agreement (the “Termination Agreement”) with International Business Machines Corporation (“IBM”) pursuant to which the parties agreed to terminate services currently being provided by IBM to the Company pursuant to a Master Professional Services Agreement dated October 1, 2006, as such agreement has been amended (the “Master Professional Services Agreement”). Under the Master Professional Services Agreement, the Company and IBM have entered into a statement of work relating to the design and build by IBM of the Company’s new primary data center in Alpharetta, Georgia and a statement of work relating to the relocation by IBM of certain Company IT environments now supported by IBM to the new data center. The Termination Agreement provides that services under the Master Professional Services Agreement shall terminate effective as of the successful completion of the design and build of the Company’s new primary data center and the relocation of the data centers currently supported by IBM to that data center, both of which are expected to be completed by February 29, 2012.

The Termination Agreement provides that the Master Professional Services Agreement is being terminated without penalty. During the fourth quarter of 2011, the Company wrote-off $1.5 million of deferred costs associated with the Master Professional Services Agreement.

As of October 31, 2011, the Company’s future commitments related to the IBM Amended Agreement is $1.1 million payable over the service term, which is estimated to end on February 29, 2012.

Other Commitments

As of October 31, 2011, future commitments related to other commitments for succeeding fiscal years were as follows:

September 30,
(in thousands)
2012	5,066
2013	4,000
2014	1,402
2015	—
2016	—
Thereafter	—

Total	$10,468

Guarantees/Indemnifications

The Company has applied the measurement and disclosure provisions outlined in the FASB guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of the indebtedness of others, included in ASC 460 “Guarantees” (“ASC 460”) to agreements that contain guarantee and certain indemnification clauses. ASC 460 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of October 31, 2011 and 2010, the Company did not have any material guarantees that were issued or modified subsequent to October 31, 2002.

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

Contingencies

The Company has been named a defendant in various proceedings arising in the ordinary course of business, including class actions and purported class actions. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. At October 31, 2011, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $5.6 million.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. Management currently estimates that the potential exposure for all probable and reasonably possible cases for which an estimate of loss can be made might total up to $13.2 million. Factors underlying this estimate will change from time to time, and actual results may vary significantly from this estimate. Those matters for which the Company cannot reasonably estimate potential losses are not included within this estimated amount and, therefore, this estimated amount does not represent the Company’s maximum potential loss exposure. The ultimate resolution of such matters is always uncertain and any such proceeding brought against the Company could have a material adverse impact on its financial condition and results of operations.

The Company is, or during 2011 was, a defendant in, among others, the following class action or purported class action lawsuits related to alleged violations of federal and/or state wage-and-hour laws:

•	the consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (ACSS) filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”);

•	the consolidated case of Batiz/Heine v. ACSS filed on June 7, 2006, in the U.S. District Court of California, Central District (the “Batiz case”)

•	the consolidated cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco ( the “Bucio case”);

•	the consolidated cases of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Court (the “Diaz case”);

•	Khadera v. American Building Maintenance Co.-West and ABM Industries filed on March 24, 2008, in U.S District Court of Washington, Western District (the “Khadera case”);

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

Augustus

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

Batiz

The Company was a defendant in the previously reported consolidated cases of Batiz/Heine v. ACSS filed on June 7, 2006, in the U.S. District Court of California, Central District (the “Batiz case”). The Batiz case involved allegations relating to unpaid overtime. On September 29, 2010, the Batiz case was decertified as a class action by the United States District Court of California, Central District, and all opt-in plaintiffs were dismissed without prejudice. During the three months ended April 30, 2011, the Company settled this case and paid an aggregate amount of approximately $0.3 million in connection with the settlement.

Bucio

In connection with the Bucio case, a purported class action involving allegations that the Company failed to track work time and provide breaks, on April 19, 2011 the trial court held a hearing on plaintiffs’ motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs’ motion to certify the class. On May 11, 2011, the plaintiffs filed a motion to reconsider, which was denied. The plaintiffs have appealed the class certification issues. The trial court stayed the underlying lawsuit pending the decision in the appeal.

Diaz

On June 22, 2011, the parties accepted a mediator’s proposal in the Diaz case which involves settling all the claims made in the first amended complaint for the period of October 1, 2002 to the date on which the Court grants preliminary approval of the settlement. The preliminary approval of the Court is expected to be received in the first quarter of 2012. Under the proposed settlement, the maximum amount which could be paid to claimants is $ 4.7 million. The anticipated payment under the terms of the mediator’s proposal is approximately $2.9 million. The Company has accrued $2.9 million with respect to this matter, which is included in the total amount accrued for all litigation matters described above.

Khadera and Simpson

The Khadera case is a collective action and involves allegations relating to unpaid overtime and meal and rest claims. It is an opt-in class under the Fair Labor Standards Act and 343 plaintiffs are in the class. On December 1, 2011, the Court denied the Company’s motion for decertification, so the case will proceed to trial as a collective action. Class certification was granted only with respect to certain overtime claims under federal law. Trial is currently set for March 12, 2012. The Company is also a defendant in the Simpson case which involves allegations relating to unpaid overtime, off-the-clock work, and failure to provide meal and rest periods under Washington state law. The plaintiffs’ motion for class certification in Simpson is due January 9, 2012, and the trial date is currently scheduled for September 10, 2012.

Villacres

On January 15, 2009, a federal court judge denied with prejudice class certification status in the Villacres case. That case and the companion state court case filed April 3, 2008, in Los Angeles Superior Court were both subsequently dismissed with prejudice on summary judgment. On June 17, 2010, the United States Court of Appeals for the Ninth Circuit affirmed the decision of the district court, which had summarily dismissed with prejudice the Villacres case. The state court companion case, filed April 3, 2008 in Los Angeles Superior Court, has also been dismissed with prejudice by the judge of the Los Angeles Superior Court. On October 22, 2010, the State Appellate Court affirmed the decision of the judge of the Los Angeles Superior Court. The plaintiffs filed a petition for review with the California Supreme Court. On February 16, 2011, the California Supreme Court denied the petition for review. The decision of the United States Court of Appeal for the Ninth Circuit and the California Supreme Court has concluded the federal and state cases, respectively.

Environmental Matter

A proceeding has been commenced by the State of Texas against a subsidiary of the Company alleging that the subsidiary discharged industrial waste in violation of applicable law. Under applicable law, the maximum fine related to the alleged violation is $0.3 million. It is reasonably possible that the Company will experience a loss related to this matter, which estimate is included in the total potential exposure described above.

Other

During October 2011, the Company began an internal investigation into matters relating to compliance with the U.S. Foreign Corrupt Practices Act and the Company’s internal policies in connection with services provided by a foreign entity affiliated with a Linc joint venture partner. Such services commenced prior to the Company’s acquisition of Linc. As a result of the investigation, the Company has caused Linc to terminate its association with the arrangement. In December 2011, the Company contacted the U.S. Department of Justice and the Securities and Exchange Commission to voluntarily disclose the results of its internal investigation to date. The Company cannot reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, the Company does not believe that these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows.

12. SHARE-BASED COMPENSATION PLANS

Compensation expense and related income tax benefit in connection with the Company’s share-based compensation plans for the years ended October 31, 2011, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,
Years Ended October 31,	2011	2010	2009
(in thousands)
Share-based compensation expense recognized in selling, general and administrative expenses before income taxes	$9,191	$4,071	$7,411
Income tax benefit	(3,805)	(1,691)	(3,025)

Total share-based compensation expense after income taxes	$5,386	$2,380	$4,386

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

The total shares issued upon the exercise of options under all share-based compensation plans was 570,425, 850,855 and 494,843 during the years ended October 31, 2011, 2010 and 2009, respectively. The total intrinsic value of the shares exercised was $6.7 million, $8.4 million and $3.0 million for the years ended October 31, 2011, 2010 and 2009, respectively. The total fair value of shares that vested during the years ended October 31, 2011, 2010 and 2009 was $2.4 million, $8.1 million and $3.8 million, respectively.

The Company has five share-based compensation plans and an employee stock purchase plan which are described below.

2006 Equity Incentive Plan

On May 2, 2006, the stockholders of the Company approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). Prior to the adoption of the 2006 Equity Plan, equity awards were made under the Time-Vested Incentive Stock Option Plan (the “Time-Vested Plan”), the 1996 Price-Vested Performance Stock Option Plan (the “1996 Price-Vested Plan”) and the 2002 Price-Vested Performance Stock Option Plan (the “2002 Price-Vested Plan” and collectively with the Time-Vested Plan and the 1996 Price-Vested Plan, the “Prior Plans”). The 2006 Equity Plan provides for the issuance of 5,250,000 shares of the Company’s common stock, plus the remaining shares authorized but not issued under the Prior Plans and forfeitures under the Prior Plans after that date. No further grants can be made under the Prior Plans.

At October 31, 2011, 530,648 shares were available for award under the 2006 Equity Plan. The terms and conditions governing existing options under the Prior Plans will continue to apply to the options outstanding under those plans. The 2006 Equity Plan is an “omnibus” plan that provides for a variety of equity and equity-based award vehicles, including stock options, stock appreciation rights, restricted stock units (“RSUs”), performance shares, and other share-based awards. Shares subject to awards that terminate without vesting or exercise are available for future awards under the 2006 Equity Plan. Certain of the awards under the 2006 Equity Plan may qualify as “performance-based” compensation under Internal Revenue Code Section 162(m) (“Section 162(m)”). The status of the stock options, RSUs and performance shares granted under the 2006 Equity Plan as of October 31, 2011 is summarized below.

Stock Options

The nonqualified stock options issued under the 2006 Equity Plan generally vest and become exercisable at a rate of 25% per year beginning one year after date of grant. However, terms of stock options can vary, and certain stock options granted on March 31, 2010 and January 10, 2011 will vest on the fifth anniversary of the award. Options expire seven years after the date of grant.

Stock option activity in the year ended October 31, 2011 is summarized below:

	September 30,	September 30,	September 30,	September 30,
	Number of Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2010	1,199	$20.49
Granted	513	21.75
Exercised	(36)	18.97

Outstanding at October 31, 2011	1,676	$20.91	4.93	$1,063

Vested and exercisable at October 31, 2011	567	$20.37	3.22	$497

As of October 31, 2011, there was $4.9 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the 2006 Equity Plan. The cost is expected to be recognized on a straight-line basis over a weighted-average vesting period of 2.60 years.

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company estimates forfeiture rates based on historical data and adjusts the rates periodically or as needed. The adjustment of the forfeiture rate may result in a cumulative adjustment in any period in which the forfeiture rate estimate is changed. During the year ended October 31, 2011, the Company adjusted its forfeiture rate to align the estimate with expected forfeitures, and the effect of such adjustment was immaterial.

The assumptions used in the option valuation model for the years ended October 31, 2011, 2010 and 2009 are shown in the table below:

	September 30,	September 30,	September 30,
	2011	2010	2009
Expected life from the date of grant (1)	5.6 years	5.6 years	5.7 years
Expected stock price volatility (2)	39.2% - 40.4%	38.5% - 39.0%	35.2%
Expected dividend yield (3)	2.3% - 2.6%	2.6% - 2.7%	2.5%
Risk-free interest rate (4)	1.0% - 2.1%	1.7% - 2.6%	1.7%
Weighted average fair value of option grants	$6.52	$6.37	$4.82

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

RSUs

RSUs are generally granted to directors each year on the date of the Company’s annual shareholders’ meeting. RSUs are settled in shares of the Company’s common stock with respect to one-third of the underlying shares on the first, second and third anniversaries of the annual shareholders’ meeting, which in several cases vary from the anniversaries of the award grant. In general, RSUs granted to persons other than directors generally vest with respect to 50% of the underlying award on the second and fourth anniversary of the award and are settled in shares of the Company’s common stock. Certain RSUs granted on March 31, 2010 and January 10, 2011 will vest on the fifth anniversary of the award.

RSU activity in the year ended October 31, 2011 is summarized below:

	September 30,	September 30,
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share
Outstanding at October 31, 2010	735	$20.19
Granted	528	20.39
Issued (including 36 shares withheld for income taxes)	(121)	19.50
Forfeited	(35)	20.67

Outstanding at October 31, 2011	1,107	$20.38

Vested at October 31, 2011	121	$19.50

As of October 31, 2011, there was $13.2 million of total unrecognized compensation cost (net of estimated forfeitures) related to RSUs under the 2006 Equity Plan. The cost is expected to be recognized on a straight-line basis over a weighted-average vesting period of 2.23 years.

Performance Shares

Performance shares consist of a contingent right to receive shares of the Company’s common stock based on performance targets adopted by the Compensation Committee. The number of performance shares that will vest is based on pre-established financial performance targets. Vesting of 0% to 150% of the indicated shares may occur depending on the extent to which targets are achieved.

Performance share activity in the year ended October 31, 2011 is summarized below:

	September 30,	September 30,
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share
Outstanding at October 31, 2010	381	$18.98
Granted	271	25.25
Change in units based on performance	(36)	19.51
Forfeited	(24)	20.82

Outstanding at October 31, 2011	592	$21.74

Vested at October 31, 2011	—	$—

As of October 31, 2011, there was $6.1 million of total unrecognized compensation cost (net of estimated forfeitures) related to performance shares. The cost is expected to be recognized on a straight-line basis over a weighted average vesting period of 1.44 years. These costs are based on estimated achievement of performance targets and estimated costs will be reevaluated periodically.

Dividend Equivalent Rights

RSUs are credited with dividend equivalent rights that are converted to RSUs at the fair market value of the Company’s common stock on the dates the dividend payments are made and are subject to the same terms and conditions as the underlying award. Performance shares granted prior to January 13, 2009 are credited with dividend equivalent rights that will be converted to performance shares at the fair market value of the Company’s common stock on the dates the dividend payments are made and are subject to the same terms and conditions as the underlying award. Performance shares granted on or after January 13, 2009 are credited with dividend equivalent rights that will be converted to performance shares at the fair market value of the Company’s common stock beginning after the performance targets have been satisfied and are subject to the same terms and conditions as the underlying award.

Time-Vested Plan

Under the Time-Vested Plan, the options become exercisable at a rate of 20% of the shares per year beginning one year after the date of grant and expire ten years plus one month after the date of grant. As of May 2, 2006, no further grants are authorized under this plan.

The Time-Vested Plan activity in the year ended October 31, 2011 is summarized below:

	September 30,	September 30,	September 30,	September 30,
	Number of Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2010	701	$18.40
Exercised	(111)	16.49
Forfeited or expired	(10)	16.89

Outstanding at October 31, 2011	580	$18.79	2.9	$1,057

Vested and exercisable at October 31, 2011	580	$18.79	2.9	$1,057

As of October 31, 2011, all outstanding shares under this plan are vested and exercisable.

1996 and 2002 Price-Vested Plans

The Company has two Price-Vested Plans: (1) the 1996 Price-Vested Plan and (2) the 2002 Price-Vested Plan. The two plans are substantially similar as each plan has pre-defined vesting prices that provide for accelerated vesting. Under each form of option agreement, if at the end of four years any of the stock price performance targets are not achieved, then the remaining options vest at the end of eight years from the date the options were granted. There have been no grants under this plan since the year ended October 31, 2005, therefore the remaining outstanding options under this plan will vest on the eighth anniversary of the award. Options vesting during the first year following grant do not become exercisable until after the first anniversary of grant. The options expire ten years after the date of grant. As of May 2, 2006, no further grants are authorized under these plans.

Activity for the 1996 and 2002 Price-Vested Plans in the year ended October 31, 2011 is summarized below:

	September 30,	September 30,	September 30,	September 30,
	Number of Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2010	1,013	$17.43
Exercised	(295)	16.84
Forfeited or expired	(8)	15.16

Outstanding at October 31, 2011	710	$17.71	2.53	$1,793

Vested and exercisable at October 31, 2011	710	$17.71	2.53	$1,793

As of October 31, 2011, all outstanding shares under this plan are vested and exercisable.

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

The Age-Vested Plan activity in the year ended October 31, 2011, is summarized below:

	September 30,	September 30,	September 30,	September 30,
	Number of Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2010	402	$13.75
Exercised	(7)	14.93
Forfeited or expired	(35)	14.01

Outstanding at October 31, 2011	360	$13.70	42.52	$2,346

Vested and exercisable at October 31, 2011	80	$11.48	43.20	$699

As of October 31, 2011, there was $0.5 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the Age-Vested Plan, which is expected to be recognized on a straight-line basis over a weighted-average vesting period of 7.90 years.

Employee Stock Purchase Plan

On March 9, 2004, the stockholders of the Company approved the 2004 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan provides for the issuance of 3,000,000 shares thereunder. Effective May 1, 2006, the purchase price became 95% of the fair market value of the Company’s common stock on the last trading day of the month. After that date, the plan is no longer considered compensatory and the values of the awards are no longer treated as share-based compensation expense. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase.

The weighted average fair values of the purchase rights granted in the years ended October 31, 2011, 2010 and 2009 under the new plan were $1.16, $1.03 and $0.86, respectively. During the years ended October 31, 2011, 2010 and 2009, 165,455, 190,340 and 219,067 shares of stock were issued under the plan at a weighted average price of $22.02, $19.65 and $16.29, respectively. The aggregate purchases in the years ended October 31, 2011, 2010 and 2009 were $3.6 million, $3.7 million and $3.6 million, respectively. At October 31, 2011, 937,379 shares remained unissued under the plan.

13. INCOME TAXES

The income taxes provision for continuing operations consists of the following components for each of the fiscal years ended October 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
(in thousands)	2011	2010	2009
Current
Federal	$5,539	$14,394	$5,542
State	7,147	8,072	6,486
Foreign	67	83	951
Deferred
Federal	21,642	17,341	19,722
State	2,585	319	(2,652)
Foreign	—	(6)	(879)

	$36,980	$40,203	$29,170

Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. statutory rates to pre-tax income from continuing operations as a result of the following for the years ended October 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	6.3%	6.5%	6.5%
Federal and state tax credits	(5.1)%	(4.6)%	(5.8)%
Impact of change in state tax rate	(0.4)%	(0.1)%	(3.7)%
Tax liabilities no longer required	(4.0)%	(0.5)%	(0.4)%
Nondeductible expenses and other, net	3.2%	2.3%	2.9%

	35.0%	38.6%	34.5%

The effective tax rate for the year ended October 31, 2011 is lower than the effective tax rate for the year ended October 31, 2010, primarily due to net nonrecurring favorable federal and state tax benefits recorded in the year ended October 31, 2011. These tax benefits included a $4.7 million re-measurement of certain unrecognized tax benefits based on new information available, which were partially offset by other discrete tax costs of $1.9 million, primarily related to the true-up of prior year estimated tax balances (including a reduction in previously anticipated employment based tax credits).

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at October 31, 2011 and 2010 are presented below:

	September 30,	September 30,
(in thousands)	2011	2010
Deferred tax assets:
Self-insurance claims (net of recoverables)	$103,125	$109,439
Deferred and other compensation	28,897	25,516
Accounts receivable allowances	3,822	4,245
Settlement liabilities	1,999	1,306
State taxes	908	712
Federal net operating loss carryforwards	15,485	19,961
State net operating loss carryforwards	8,348	9,184
Tax credits	6,480	6,602
Other	8,220	7,872

	177,284	184,837
Valuation allowance	(5,784)	(6,290)

Total gross deferred tax assets	171,500	178,547

Deferred tax liabilities:
Property, plant and equipment	(8,579)	(2,426)
Goodwill and other acquired intangibles	(91,408)	(78,860)

Total gross deferred tax liabilities	(99,987)	(81,286)

Net deferred tax assets	$71,513	$97,261

At October 31, 2011, the Company’s net deferred tax assets included a tax benefit from federal net operating loss carryforwards of $43.4 million. The federal net operating loss carryforwards will expire between 2014 and 2029. State net operating loss carryforwards will expire between the years 2012 and 2031.

The Company periodically reviews its deferred tax assets for recoverability. The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards that management believes are not likely to be realized. The Company believes the gross deferred tax assets are more likely than not to be realizable based on estimates of future taxable income.

Changes to the deferred tax asset valuation allowance for the years ended October 31, 2011 and 2010 are as follows:

	September 30,	September 30,
(in thousands)	2011	2010
Valuation allowance at the beginning of the year	$6,290	$6,147
Acquisition of Linc	290	—
Other, net	(796)	143

Valuation allowance at the end of the year	$5,784	$6,290

In the year ended October 31, 2011, the valuation allowance decreased (through a reduction of the tax provision) by $0.8 million for state net operating losses that became more-likely-than-not realizable based on updated assessments of future taxable income and increased by a goodwill adjustment of $0.3 million as a result of the acquisition of Linc. In the year ended October 31, 2010, $0.1 million of the increase in valuation allowance was charged to income tax expense for deferred tax assets that were not expected to be ultimately realized.

At October 31, 2011, we had unrecognized tax benefits of $96.0 million, all of which, if recognized in the future, would impact the Company’s effective tax rate. The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of October 31, 2011, the Company had accrued interest and penalties related to uncertain tax positions of $0.9 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	September 30,	September 30,
(in thousands)	2011	2010

Balance at beginning of year	$101,681	$102,291
Additions for tax positions related to the current year	760	445
Reductions for tax positions related to prior years	(5,743)	(125)
Reductions for expiration of statue of limitations	(356)	(930)
Settlements	(386)	—

Balance as of October 31	$95,956	$101,681

The Company’s major tax jurisdiction is the United States. The U.S. federal income tax returns for both ABM and OneSource remain open for examination for the periods ending October 31, 2006 through October 31, 2011 and March 31, 2000 through November 14, 2007, respectively. ABM is currently being examined by the Internal Revenue Service for the tax years 2006-2008. The Company does business in all 50 states, significantly in California, Texas and New York, as well as Puerto Rico and Canada. In major state jurisdictions, the tax years 2007-2011 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by Illinois, Utah, New Jersey, Massachusetts, New York, California, Texas, Michigan and Puerto Rico. The Company estimates that a decrease in unrecognized tax benefits of up to approximately $4.3 million is reasonably possible over the next 12 months.

14. SEGMENT INFORMATION

The Company is organized into four reportable operating segments, Janitorial, Engineering, Parking and Security, which are summarized as follows:

	September 30,	September 30,	September 30,
	Year ended October 31,
(in thousands)	2011	2010	2009

Revenues
Janitorial	$2,380,195	$2,306,098	$2,346,257
Engineering	899,381	382,629	341,462
Parking	615,679	469,398	457,477
Security	350,377	336,249	334,610
Corporate	1,210	1,373	2,017

	4,246,842	3,495,747	3,481,823

Operating profit
Janitorial	140,621	140,007	139,170
Engineering	33,384	22,931	20,346
Parking	24,257	22,738	20,285
Security	7,968	7,487	8,221
Corporate	(88,662)	(84,324)	(95,915)

Operating profit	117,568	108,839	92,107
Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	—	(3,695)
Impairments recognized in other comprehensive income	—	(127)	2,129
Income from unconsolidated affiliates, net	3,915	—	—
Interest expense	(15,805)	(4,639)	(5,881)

Income from continuing operations before income taxes	$105,678	$104,073	$84,660

Effective November 1, 2010, the Company changed the management reporting responsibility for a subsidiary from the Janitorial segment to the Engineering segment. Amounts for the years ended October 31, 2010 and 2009 have been retrospectively adjusted to reflect this organizational change. The impact of the organizational change on the reported results for the years ended October 31, 2010 and 2009 was a reclassification of $31.8 million and $35.8 million of revenues, respectively, and $1.0 million and $0.7 million of operating profit, respectively, from the Janitorial segment to the Engineering segment.

Included within the Corporate segment for the year ended October 31, 2011, is a net benefit of $2.7 million related to the settlement, on May 17, 2011, of a dispute with the former owners of the acquired assets of Five Star Parking, Network Parking Company Ltd., and System Parking, Inc. (acquired by the Company in 2010). Such amount was recorded in the Company’s consolidated financial statements as a reduction of selling, general and administrative expenses.

	September 30,	September 30,	September 30,
	Year ended October 31,
(in thousands)	2011	2010	2009

Total Identifiable Assets *
Janitorial	$859,318	$902,541	$881,862
Engineering	469,807	68,710	68,482
Parking	149,052	145,801	100,549
Security	111,304	112,194	107,667
Corporate	287,909	313,772	347,239

	1,877,390	1,543,018	1,505,799

Depreciation and Amortization
Janitorial	19,035	18,356	18,009
Engineering	15,214	549	350
Parking	3,644	2,797	2,746
Security	1,441	1,443	1,703
Corporate	13,324	13,170	10,517

	52,658	36,315	33,325

Capital Expenditures
Janitorial	10,048	12,503	6,633
Engineering	1,280	79	749
Parking	2,023	1,265	1,815
Security	141	451	258
Corporate	8,632	9,644	9,127

	$22,124	$23,942	$18,582

*	Excludes assets of discontinued operations of $2.2 million, $5.7 million and $15.4 million as of October 31, 2011, 2010 and 2009, respectively.

15. QUARTERLY INFORMATION (UNAUDITED)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Fiscal Quarter
(in thousands, except per share amounts)	First	Second	Third	Fourth	Year
Year ended October 31, 2011
Revenues	$1,029,169	$1,060,083	$1,076,247	$1,081,343	$4,246,842

Gross profit	104,864	115,560	123,403	121,751	465,578

Income from continuing operations	8,405	14,200	27,911	18,182	68,698
Loss from discontinued operations	(15)	(8)	(36)	(135)	(194)

Net income	8,390	14,192	27,875	18,047	68,504

Net income per common share—Basic (1)
Income from continuing operations	0.16	0.27	0.52	0.34	1.29
Loss from discontinued operations	—	—	—	—	—

Net income per common share—Basic	0.16	0.27	0.52	0.34	1.29

Net income per common share—Diluted (1)
Income from continuing operations	0.16	0.26	0.51	0.33	1.27
Loss from discontinued operations	—	—	—	—	—

Net income per common share—Diluted	$0.16	$0.26	$0.51	$0.33	$1.27

Year ended October 31, 2010
Revenues	$869,884	$855,461	$869,029	$901,373	$3,495,747

Gross profit	87,783	83,487	92,805	97,654	361,729

Other-than-temporary impairment losses on auction rate security:
Gross impairment losses	—	(101)	—	101	—
Impairments recognized in other comprehensive income	—	(26)	—	(101)	(127)

Income from continuing operations	12,836	8,623	20,973	21,438	63,870
Loss from discontinued operations	(61)	(46)	(10)	368	251

Net income	12,775	8,577	20,963	21,806	64,121

Net income per common share—Basic (1)
Income from continuing operations	0.25	0.16	0.40	0.42	1.23
Loss from discontinued operations	—	—	—	—	—

Net income per common share—Basic	0.25	0.16	0.40	0.42	1.23

Net income per common share—Diluted (1)
Income from continuing operations	0.24	0.16	0.40	0.41	1.21
Loss from discontinued operations	—	—	—	—	—

Net income per common share—Diluted	$0.24	$0.16	$0.40	$0.41	$1.21

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for the year-to-date periods, due to the effects of rounding for each period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, the Company’s management concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of October 31, 2011. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

c. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the continued remediation of certain controls associated with the recently acquired Linc business and Linc integration activities.

d. Certificates. Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached as exhibits to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The executive officers of the Company on December 23, 2011 were as follows:

	September 30,	September 30,
Name	Age	Principal Occupations and Business Experience During Past Five Years

Henrik C. Slipsager	56	President and Chief Executive Officer and a Director of ABM since November 2000.

James S. Lusk	55

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

James P. McClure	54	Executive Vice President of ABM since September 2002; President of ABM Janitorial Services since November 2000.

Tracy K. Price	53

Executive Vice President of ABM and President, ABM Engineering Services since December 1, 2010; Chief Executive Officer and President of Linc from December 8, 2003. Linc was acquired by ABM on December 1, 2010 and is a subsidiary of ABM.

Erin M. Andre	52	Senior Vice President of ABM since August 2005; Vice President, Human Resources of National Energy and Gas Transmission, Inc. from April 2000 to May 2005.

Dean A. Chin	43

Senior Vice President, Chief Accounting Officer and Corporate Controller of ABM since June 2010; Vice President and Assistant Controller of the Company from June 2008 to June 2010; Director of Finance, Reader’s Digest Association, Inc. from March 2005 to March 2008; Senior Manager, Audit and Business Advisory Services, Ernst & Young, LLP from July 2001 to January 2005.

David L. Farwell	50

Senior Vice President, Investor Relations of ABM since June 2009; Senior Vice President, Chief of Staff and Treasurer of ABM from September 2005 to June 2009; Vice President of ABM from August 2002 to September 2005.

Sarah Hlavinka McConnell	47

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

Additional information required by this Item 10 is included under the headings “Proposal—Election of Directors,” “Corporate Governance,” “Audit-Related Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on March 6, 2012 (“2012 Proxy Statement”). All of this information is incorporated by reference into this Annual Report. The 2012 Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Company’s fiscal year ended October 31, 2011.

On April 4, 2011, the Company filed its Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.

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

The information required by this item with regard to officer and director compensation is incorporated by reference from the information set forth under the captions “Director Compensation for Fiscal Year 2011” and “Executive Compensation” contained in the 2012 Proxy Statement. The information required by this item with respect to compensation committee interlocks and insider participation is incorporated by reference from the information so titled under the caption “Corporate Governance” contained in the 2012 Proxy Statement. The information required by this item with respect to Compensation Committee Report is incorporated by reference from the information under the caption “Executive Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” contained in the 2012 Proxy Statement.

Equity Compensation Plan Information

The following table provides information regarding the Company’s equity compensation plans as of October 31, 2011:

	September 30,		September 30,	September 30,
Number of Securities
Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued Upon		Weighted-Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights		Warrants and Rights	in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,326,122	(1)	$19.07	1,468,027	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	3,326,122		$19.07	1,468,027

(1)	Does not include outstanding restricted stock units or performance shares.

(2)	Includes 937,379 shares available for issuance under the Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to certain relationships and related transactions and director independence is incorporated by reference from the information set forth under the caption “Certain Relationships and Related Transactions” and under the heading “Director Independence” which is under the caption “Corporate Governance” contained in the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information set forth under the caption “Audit-Related Matters” contained in the 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements of ABM Industries Incorporated and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – October 31, 2011 and 2010

Consolidated Statements of Income – Years ended October 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Years ended October 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows – Years ended October 31, 2011, 2010 and 2009

Notes to the Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedule of ABM Industries Incorporated and Subsidiaries: Schedule II – Consolidated Valuation Accounts – Years ended October 31, 2011, 2010 and 2009.

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
Henrik C. Slipsager President and Chief Executive Officer and Director December 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henrik C. Slipsager

Henrik C. Slipsager

President and Chief Executive Officer and Director

(Principal Executive Officer)

December 23, 2011

/s/ James S. Lusk	/s/ Dean A. Chin
James S. Lusk Executive Vice President and Chief Financial Officer (Principal Financial Officer) December 23, 2011	Dean A. Chin Senior Vice President and Controller (Principal Accounting Officer) December 23, 2011

/s/ Maryellen C. Herringer	/s/ Dan T. Bane
Maryellen C. Herringer Chairman of the Board and Director December 23, 2011	Dan T. Bane, Director December 23, 2011

/s/ Linda Chavez	/s/ J. Philip Ferguson
Linda Chavez, Director December 23, 2011	J. Philip Ferguson, Director December 23, 2011

/s/ Anthony G. Fernandes	/s/ Luke S. Helms
Anthony G. Fernandes, Director December 23, 2011	Luke S. Helms, Director December 23, 2011

/s/ Henry L. Kotkins, Jr.	/s/ William W. Steele
Henry L. Kotkins, Jr., Director December 23, 2011	William W. Steele, Director December 23, 2011

Schedule II

CONSOLIDATED VALUATION ACCOUNTS

	September 30,	September 30,	September 30,	September 30,	September 30,
	Balance		Charges to	Write-offs	Balance
	Beginning		Costs and	Net of	End of
(in thousands)	of Year	Acquisitions	Expenses	Recoveries	Year
Accounts receivable allowances
Years ended October 31,
2011	$10,672	3,994	20,396	(21,577)	$13,485
2010	10,772	281	14,239	(14,620)	10,672
2009	12,466	—	23,072	(24,766)	10,772

EXHIBIT INDEX

	September 30,	September 30,	September 30,	September 30,	September 30,
Exhibit	Exhibit Description	Incorporated by Reference
No.		Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase and Sale Agreement, dated as of August 29, 2008 by and among ABM Industries Incorporated, a Delaware corporation, Amtech Lighting Services, Amtech Lighting Services of the Midwest and Amtech Lighting and Electrical Services, each of which are California corporations, and Sylvania Lighting Services Corp., a Delaware corporation	8-K	001-08929	2.1	September 5, 2008

2.2	Agreement and Plan of Merger, dated December 1, 2010, by and among ABM Industries Incorporated, Lightning Services, LLC, The Linc Group, LLC and GI Manager L.P.	8-K	001-08929	2.1	December 2, 2010

3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated November 25, 2003	10-K	001-08929	3.1	January 14, 2004

3.2	Bylaws, as amended December 13, 2010	8-K	001-08929	3.2	December 16, 2010

10.1	Credit Agreement, dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	December 2, 2010

10.2	First Amendment, dated as of June 3, 2011, to the Credit Agreement, dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	10-Q	001-08929	10.1	September 9, 2011

10.3	Repricing Amendment, dated September 8, 2011, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	September 13, 2011

10.4	Amended and Restated Master Services Agreement, dated February 24, 2009, by and between ABM Industries Incorporated and International Business Machines Corporation	8-K/A	001-08929	10.1	February 26, 2009

10.5	Transition Agreement, dated February 24, 2009, by and between ABM Industries Incorporated and International Business Machines Corporation	8-K/A	001-08929	10.2	February 26, 2009

10.6	Termination Agreement, dated October 11, 2011, by and between ABM Industries Incorporated and International Business Machines Corporation	8-K	001-08929	10.1	October 14, 2011

10.7*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005

	September 30,	September 30,	September 30,	September 30,	September 30,

10.8*	Director Retirement Plan Distribution Election Form, as revised June 16, 2006	10-Q	001-08929	10.1	September 8, 2006

10.9*	Arrangements With Non-Employee Directors	10-K	001-08929	10.6	December 22, 2009

10.10*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated December 13, 2010	10-K	001-08929	10.7	December 23, 2010

10.11*	Form of Director Indemnification Agreement	10-Q	001-08929	10.5	March 6, 2009

10.12*	ABM Executive Officer Incentive Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.6	September 8, 2008

10.13*	2006 Equity Incentive Plan, as amended and restated January 11, 2010	10-Q	001-08929	10.1	March 4, 2010

10.14*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, as amended and restated March 31, 2010	8-K	001-08929	10.1	April 2, 2010

10.15*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.3	September 8, 2008

10.16*	Statement of Terms and Conditions Applicable to Restricted Stock Units Granted Pursuant to the 2006 Equity Incentive Plan to Directors Who Elect to Relinquish Their Benefits Effective November 1, 2006, as amended and restated September 8, 2010	10-K	001-08929	10.13	December 23, 2010

10.17*	Form of Non-Qualified Stock Option Agreement – 2006 Equity Plan	10-Q	001-08929	10.4	June 4, 2010

10.18*	Form of Restricted Stock Unit Agreement – 2006 Equity Plan	10-Q	001-08929	10.5	June 4, 2010

10.19*	Form of Performance Share Agreement – 2006 Equity Plan	10-K	001-08929	10.33	December 22, 2006

10.20*	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated as of December 9, 2008	8-K	001-08929	10.1	December 15, 2008

10.21*	Time-Vested Incentive Stock Option Plan, as amended and restated as of September 4, 2007	10-Q	001-08929	10.2	September 10, 2007

10.22*	1996 Price-Vested Performance Stock Option Plan, as amended and restated as of September 4, 2007	10-Q	001-08929	10.3	September 10, 2007

10.23*	2002 Price-Vested Performance Stock Option Plan, as amended and restated as of September 4, 2007	10-Q	001-08929	10.4	September 10, 2007

	September 30,	September 30,	September 30,	September 30,	September 30,

10.24*	Deferred Compensation Plan for Executives, amended and restated, October 25, 2010	10-K	001-08929	10.22	December 23, 2010

10.25*	Form of Restricted Stock Unit Agreement dated March 31, 2010 for Awards to Certain Executive Officers	8-K	001-08929	10.2	April 2, 2010

10.26*	Form of Stock Option Agreement dated March 31, 2010 for Awards to Certain Executive Officers	8-K	001-08929	10.3	April 2, 2010

10.27*	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.4	September 8, 2008

10.28*	Service Award Benefit Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.5	September 8, 2008

10.29*	Executive Severance Pay Policy, as amended and restated March 7, 2011	10-Q	001-08929	10.1	March 10, 2011

10.30*	Amended and Restated Employment Agreement dated December 16, 2009 by and between ABM Industries Incorporated and Henrik C. Slipsager	10-Q	001-08929	10.3	March 4, 2010

10.31*	Form of Executive Employment Agreement (with term) with James S. Lusk, James P. McClure, Sarah H. McConnell, Steven M. Zaccagnini, and Tracy K. Price	8-K	001-08929	10.1	October 27, 2010

10.32*	Form of Executive Employment Agreement (with term)	10-K	001-08929	10.30	December 23, 2010

10.33*	Form of Executive Employment Agreement (without term)	10-K	001-08929	10.31	December 23, 2010

10.34*	Form of Amended and Restated Executive Change in Control Agreement with Henrik C. Slipsager, James S. Lusk, James P. McClure and Steven M. Zaccagnini	8-K	001-08929	10.1	December 31, 2008

10.35*	Annex A for Change in Control Agreement for Henrik C. Slipsager	8-K/A	001-08929	10.1	January 5, 2009

10.36*	Executive Change in Control Agreement with Sarah H. McConnell	10-K	001-08929	10.32	December 22, 2009

10.37*‡	Executive Change in Control Agreement with Tracy K. Price

21.1‡	Subsidiaries of the Registrant

23.1‡	Consent of Independent Registered Public Accounting Firm

31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	September 30,	September 30,	September 30,	September 30,	September 30,

32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement
‡	Indicates filed herewith
†	Indicates furnished herewith