Form 10-Q
period 2012-01-31
ABM INDUSTRIES INC /DE/
filed 2012-03-06
CIK 771497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2012
Common Stock, $0.01 par value per share	53,731,357 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORM 10-Q

For the quarterly period ended January 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	January 31,	October 31,
(in thousands, except share amounts)	2012	2011
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$17,650	$26,467
Trade accounts receivable, net of allowances of $11,661 and $13,485 at January 31, 2012 and October 31, 2011, respectively	573,767	552,098
Prepaid income taxes	3,471	7,205
Current assets of discontinued operations	1,821	1,992
Prepaid expenses	50,764	41,823
Notes receivable and other	51,464	52,756
Deferred income taxes, net	35,083	40,565
Insurance recoverables	10,851	10,851

Total current assets	744,871	733,757

Insurance deposits	31,720	35,974
Other investments and long-term receivables	5,989	5,798
Deferred income taxes, net	32,476	30,948
Insurance recoverables	59,802	59,759
Other assets	40,783	43,394
Investments in auction rate securities	18,147	15,670
Investment in unconsolidated affiliates, net	14,555	14,423
Property, plant and equipment, net of accumulated depreciation of $104,753 and $97,819 at January 31, 2012 and October 31, 2011, respectively	64,282	60,009
Other intangible assets, net of accumulated amortization of $84,355 and $78,669 at January 31, 2012 and October 31, 2011, respectively	123,307	128,994
Goodwill	750,868	750,872

Total assets	$1,886,800	$1,879,598

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	September 30,	September 30,
	January 31,	October 31,
(in thousands, except share amounts)	2012	2011
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$130,156	$130,464
Accrued liabilities
Compensation	105,023	112,233
Taxes—other than income	27,753	19,144
Insurance claims	83,528	78,828
Other	102,836	102,220
Income taxes payable	367	307

Total current liabilities	449,663	443,196

Income taxes payable	37,805	38,236
Line of credit	293,000	300,000
Retirement plans and other	39,794	39,707
Insurance claims	261,379	262,573

Total liabilities	1,081,641	1,083,712

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,704,635 and 53,333,071 shares issued at January 31, 2012 and October 31, 2011, respectively	537	533
Additional paid-in capital	216,558	211,389
Accumulated other comprehensive loss, net of taxes	(1,302)	(2,661)
Retained earnings	589,366	586,625

Total stockholders’ equity	805,159	795,886

Total liabilities and stockholders’ equity	$1,886,800	$1,879,598

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	September 30,	September 30,
	Three Months Ended
	January 31,
(in thousands, except per share data)	2012	2011
	(Unaudited)

Revenues	$1,073,785	$1,029,169

Expenses
Operating	966,420	924,305
Selling, general and administrative	84,020	82,655
Amortization of intangible assets	5,549	5,293

Total expenses	1,055,989	1,012,253

Operating profit	17,796	16,916
Income from unconsolidated affiliates, net	3,132	787
Interest expense	(2,834)	(4,046)

Income from continuing operations before income taxes	18,094	13,657
Provision for income taxes	(7,454)	(5,252)

Income from continuing operations	10,640	8,405
Loss from discontinued operations,net of taxes	(10)	(15)

Net income	$10,630	$8,390

Net income per common share—Basic
Income from continuing operations	$0.20	$0.16
Loss from discontinued operations, net of taxes	—	—

Net Income	$0.20	$0.16

Net income per common share—Diluted
Income from continuing operations	$0.20	$0.16
Loss from discontinued operations, net of taxes	—	—

Net Income	$0.20	$0.16

Weighted-average common and common equivalent shares outstanding
Basic	53,499	52,839
Diluted	54,493	53,893

Dividends declared per common share	$0.145	$0.140

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,
	Three Months Ended
	January 31,
(in thousands)	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$10,630	$8,390
Loss from discontinued operations, net of taxes	(10)	(15)

Income from continuing operations	10,640	8,405
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization of intangible assets	12,974	12,674
Deferred income taxes	2,940	2,092
Share-based compensation expense	2,789	2,174
Provision for bad debt	604	875
Discount accretion on insurance claims	180	220
Gain on sale of assets	(455)	28
Income from unconsolidated affiliates, net	(3,132)	(787)
Distributions from unconsolidated affiliates	2,963	157
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(22,173)	(37,109)
Prepaid expenses and other current assets	(7,649)	(6,860)
Insurance recoverables	(43)	—
Other assets and long-term receivables	6,725	1,823
Income taxes payable	3,363	1,537
Retirement plans and other non-current liabilities	83	(998)
Insurance claims	3,326	(3,887)
Trade accounts payable and other accrued liabilities	(1,346)	19,914

Total adjustments	1,149	(8,147)

Net cash provided by continuing operating activities	11,789	258
Net cash provided by discontinued operating activities	202	1,039

Net cash provided by operating activities	11,991	1,297

Cash flows from investing activities:
Additions to property, plant and equipment	(11,926)	(5,213)
Proceeds from sale of assets and other	682	34
Purchase of businesses, net of cash acquired	—	(292,178)
Investments in unconsolidated affiliates	—	(630)

Net cash used in investing activities	(11,244)	(297,987)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	2,241	5,731
Dividends paid	(7,746)	(7,398)
Deferred financing costs paid	(14)	(4,991)
Borrowings from line of credit	212,000	430,500
Repayment of borrowings from line of credit	(219,000)	(141,000)
Changes in book cash overdrafts	2,955	5,767

Net cash (used in) provided by financing activities	(9,564)	288,609

Net decrease in cash and cash equivalents	(8,817)	(8,081)
Cash and cash equivalents at beginning of period	26,467	39,446

Cash and cash equivalents at end of period	$17,650	$31,365

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	September 30,	September 30,
	Three Months Ended
	January 31,
(in thousands)	2012	2011
	(Unaudited)

Supplemental Data:
Cash paid for income taxes, net of refunds received	$1,098	$688
Tax effect from exercise of options	—	971
Cash received from exercise of options	2,241	4,760
Interest paid on line of credit	$1,592	$2,881

See accompanying notes to the condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of ABM Industries Incorporated (“ABM”) represent the accounts of ABM and its subsidiaries (collectively, the “Company”). The financial statements contained in this report are unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (“SEC”) in ABM’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011. Unless otherwise noted, all references to years are to the Company’s fiscal year, which ends on October 31.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in ABM’s condensed consolidated financial statements and the accompanying notes. These estimates are based on information available as of the date of these financial statements. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to fairly state the information for each period contained therein. In preparing the accompanying condensed consolidated financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure through the date of filing with the SEC, which is the date the accompanying condensed consolidated financial statements were issued. The results of operations for the three months ended January 31, 2012 are not necessarily indicative of the operating results that might be expected for the full fiscal year or any future periods.

Parking Revenue Presentation

The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Parking revenues related solely to the reimbursement of expenses totaled $77.8 million and $73.4 million for the three months ended January 31, 2012 and 2011, respectively.

2. Acquisitions

On December 1, 2010, the Company acquired all of the outstanding limited liability company interests of The Linc Group, LLC (“Linc”) for an aggregate purchase price of $298.7 million in cash. Linc provides end-to-end integrated facilities management services, military base operation services, and translation and other services in support of U.S. military operations. Linc’s clients include state and federal governments, commercial entities and residential customers, throughout the United States and in select international locations. Some of these services are performed through franchisees and other affiliated entities. The operations of Linc are included in the Facility Solutions segment (previously referred to as the Engineering segment) as of the acquisition date. See Note 12, “Segment Information,” for further information regarding the segment name change. Pro forma financial information for this acquisition has not been provided, as such information is not material to the Company’s financial results.

This acquisition was accounted for under the acquisition method of accounting. The Company has completed the allocation of the purchase price to the underlying assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess of the purchase price allocated to goodwill.

The final purchase price and related allocations are summarized as follows:

September 30,
(in thousands)
Purchase price:

Total cash consideration	$298,720

Allocated to:
Cash and cash equivalents	$8,467
Trade accounts receivable	86,277
Prepaid expenses and other current assets	7,494
Investments in unconsolidated affiliates	12,645
Property, plant and equipment	9,462
Other identifiable intangible assets	87,000
Other assets	24,837
Accounts payable	(38,541)
Insurance claims	(4,161)
Accrued expenses and other current liabilities	(25,888)
Non-current liabilities	(25,013)
Goodwill	156,141

Net assets acquired	$298,720

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

The following tables present the Company’s hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2012 and October 31, 2011:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in thousands)	January 31, 2012	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$4,807	$4,807	$—	$—
Investments in auction rate securities	18,147	—	—	18,147

Total assets	$22,954	$4,807	$—	$18,147

Liabilities
Interest rate swap	$281	$—	$281	$—

Total liabilities	$281	$—	$281	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in thousands)	October 31, 2011	Level 1	Level 2	Level 3

Assets
Assets held in funded deferred compensation plan	$4,717	$4,717	$—	$—
Investments in auction rate securities	15,670	—	—	15,670

Total assets	$20,387	$4,717	$—	$15,670

Liabilities
Interest rate swaps	$253	$—	$253	$—

Total liabilities	$253	$—	$253	$—

The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices. The assets are included in Other assets on the accompanying consolidated balance sheet.

For investments in auction rate securities that had no market activity indicative of fair market value, the fair value is based on discounted cash flow valuation models, primarily utilizing unobservable inputs. During the three months ended January 31, 2012, the Company had no transfers of assets or liabilities between any of the above hierarchy levels. See Note 4, “Auction Rate Securities,” for the roll-forwards of assets measured at fair value using significant unobservable Level 3 inputs.

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

Other Financial Assets and Liabilities

Due to the short-term maturities of the Company’s cash, cash equivalents, receivables, payables, and current assets of discontinued operations, the carrying value of these financial instruments is estimated to approximate their fair market values. Due to variable interest rates, the fair value of outstanding borrowings under the Company’s line of credit approximates its carrying value of $293.0 million. The carrying value of the insurance deposits related to self-insurance claims of $31.7 million approximates fair market value.

4. Auction Rate Securities

As of January 31, 2012, the Company holds investments in auction rate securities from four different issuers having an original principal amount of $5.0 million each (aggregating $20.0 million). These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007. At January 31, 2012 and October 31, 2011, the estimated fair value of these securities, in total, was approximately $18.1 million and $15.7 million, respectively.

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

The following table presents the significant assumptions used to determine the fair value of the Company’s auction rate securities at January 31, 2012 and October 31, 2011:

Assumption	January 31, 2012	October 31, 2011
Discount rates	L + 0.78% - L + 7.64%	L + 3.21% - L + 17.50%
Yields	L + 2.0% - L + 3.5%	L + 2.0% - L + 3.5%
Average expected lives	4 - 10 years	4 - 10 years

L -	London Interbank Offered Rate

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

The Company’s determination of whether an other-than-temporary impairment represents a credit loss is based upon the difference between the present value of the expected cash flows to be collected and the amortized cost basis of the security. Significant assumptions used in estimating the credit loss include: (1) default rates for the security and the mono-line insurer, if any (which are based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents the Company’s view of when market efficiencies for securities may be restored). Adverse changes in any of these factors could result in additional declines in fair value and further other-than-temporary impairments in the future. There were no other-than-temporary impairments identified during the three months ended January 31, 2012.

The following table presents the changes in the cost basis and fair value of the Company’s auction rate securities for the three months ended January 31, 2012:

	September 30,	September 30,
(in thousands)	Cost Basis	Fair Value (Level 3)

Balance at beginning of year	$18,307	$15,670
Unrealized gains	—	2,477

Balance at January 31, 2012	$18,307	$18,147

At January 31, 2012 and October 31, 2011, unrealized losses of $0.2 million ($0.1 million net of taxes) and $2.6 million ($1.6 million net of taxes) were recorded in accumulated other comprehensive loss, respectively.

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

	September 30,	September 30,
	Three Months Ended January 31,
(in thousands, except per share data)	2012	2011

Income from continuing operations	$10,640	$8,405
Loss from discontinued operations, net of taxes	(10)	(15)

Net income	$10,630	$8,390

Weighted-average common shares outstanding—Basic	53,499	52,839
Effect of dilutive securities:
Stock options	315	511
Restricted stock units	381	372
Performance shares	298	171

Weighted-average common shares outstanding—Diluted	54,493	53,893

Net income per common share
Basic	$0.20	$0.16
Diluted	$0.20	$0.16

The diluted net income per common share excludes certain stock options, restricted stock units, and performance shares since the effect of including these awards would have been anti-dilutive, as follows:

	September 30,	September 30,
	Three Months Ended January 31,
(in thousands)	2012	2011

Stock options	1,359	90
Restricted stock units	104	573
Performance shares	—	68

6. Self-Insurance

The Company evaluates the adequacy of its workers’ compensation, general liability, automotive and property damage self-insurance reserves in conjunction with rates considering most recently completed actuarial reports and subsequent experience. Effective January 1, 2012, the Company is also self-insured for certain employee medical and dental programs. Actuarial reports are expected to be completed for the Company’s significant programs using recent claims data and may result in adjustments to earnings during the third and fourth quarters of 2012.

At January 31, 2012, the Company had $96.7 million in standby letters of credit (primarily related to its workers’ compensation, general liability, automobile, and property damage programs), $31.7 million in restricted insurance deposits, and $218.7 million in surety bonds (of which $35.9 million supported insurance claim liabilities). At October 31, 2011, the Company had $96.8 million in standby letters of credit, $36.0 million in restricted insurance deposits, and $231.5 million in surety bonds (of which $30.9 million supported insurance claim liabilities).

7. Line of Credit Facility

The Company holds a $650.0 million five-year syndicated line of credit that is scheduled to expire on September 8, 2016 (the “Facility”). The Company has the option to increase the size of the Facility to $850.0 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). The Facility is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes, including acquisitions.

The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness and certain transactions and payments. In addition, the Facility also requires that the Company maintain the following three financial covenants which are described in Note 9, “Line of Credit Facility”, to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for 2011: (1) a fixed charge coverage ratio; (2) a leverage ratio; and (3) a combined net worth test. The Company was in compliance with all covenants as of January 31, 2012.

As of January 31, 2012, the total outstanding amount under the Facility in the form of cash borrowings was $293.0 million. Available credit under the line of credit was up to $260.3 million at January 31, 2012. The Company’s ability to draw down available amounts under its line of credit is subject to compliance with the covenants described above.

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

As of January 31, 2012, the fair value of the interest rate swap was a $0.3 million liability, which was included in retirement plans and other on the accompanying consolidated balance sheet. The effective portion of this cash flow hedge is recorded within accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings. The amount included in accumulated other comprehensive loss is $0.3 million ($0.2 million, net of taxes) at January 31, 2012.

8. Benefit Plans

The components of net periodic benefit cost of the Company’s defined benefit plans and post-retirement benefit plans attributable to participants associated with continuing operations for the three months ended January 31, 2012 and 2011 were as follows:

	September 30,	September 30,
	Three Months Ended January 31,
(in thousands)	2012	2011
Defined Benefit Plans
Service cost	$12	$12
Interest	124	142
Expected return on plan assets	(122)	(93)
Amortization of actuarial loss	24	28

Net expense	$38	$89

Post-Retirement Benefit Plans
Service cost	$3	$3
Interest	62	64

Net expense	$65	$67

9. Contingencies

The Company has been named a defendant in certain proceedings arising in the ordinary course of business, including class actions and purported class actions. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. In accordance with Accounting Standards Codification 450-20, Loss Contingencies, the Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred. At January 31, 2012, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $5.4 million.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. Management currently estimates that the potential exposure for all probable and reasonably possible cases for which an estimate of loss can be made totals up to $13.2 million. Factors underlying this estimate will change from time to time, and actual results may vary significantly from this estimate. Those matters for which the Company cannot reasonably estimate potential losses are not included within this estimated amount and, therefore, this estimated amount does not represent the Company’s maximum potential loss exposure. The ultimate resolution of such matters is always uncertain and any such proceeding brought against the Company could have a material adverse impact on its financial condition and results of operations.

There have been no significant changes to the proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011 during the quarter ended January 31, 2012, except as described below.

The Company is a defendant in the previously reported consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services filed on July 12, 2005 in the Superior Court of California, Los Angeles County (the “Augustus case”). The Augustus case is a class action involving allegations that the Company violated certain state laws relating to meal and rest breaks. On January 8, 2009, the Augustus case was certified as a class action by the Superior Court of California, Los Angeles County. On October 6, 2010, the Company moved to decertify the class and for summary judgment. Plaintiffs also moved for summary judgment on the rest break claim. On December 28, 2010, the Superior Court de-certified the portion of the class related to the meal break claims and granted summary judgment for the plaintiffs with respect to the rest break issue. On July 11, 2011, the Court closed the class period as of July 1, 2011 and vacated the previously scheduled trial date of September 12, 2011. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim which seeks damages in the amount of $103.0 million. On February 8, 2012 the Company filed a motion for decertification of the class. Both motions are scheduled to be heard on April 23, 2012. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. No trial date has been scheduled. An estimate of the potential exposure, if any, cannot be made at this time.

The Company is a defendant in the previously reported consolidated cases of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006 in L.A. Superior Curt (the “ Diaz case”). On June 22, 2011, the parties accepted a mediator’s proposal which involves settling all the claims made in the first amended complaint for the period of October 1, 2002 to the date on which the Court grants preliminary approval of the settlement. The Court granted its preliminary approval of the settlement on December 13, 2011. On January 27, 2012, the notice to the class of the settlement was mailed. The hearing for final approval of the settlement is scheduled for May 21, 2012. Under the proposed settlement, the maximum amount which could be paid to claimants is $4.7 million. The anticipated payment under the terms of the mediator’s proposal is approximately $2.9 million. The Company has accrued $2.9 million with respect to this matter, which is included in the total amount accrued for all litigation matters described above.

The Company is a defendant in the previously reported case of Simpson v. ABM Janitorial Services-Northwest and ABM Industries Incorporated filed on September 24, 2010 in the Superior Court for the State of Washington in and for King County (the “Simpson case”). The Simpson case involves allegations relating to unpaid overtime, off-the-clock work, and failure to provide meal and rest periods under Washington state law. The plaintiffs’ motion for class certification is due June 15, 2012, and the trial date is currently scheduled for February 11, 2013.

The Company is a defendant in the previously reported case of Khadera v. American Building Maintenance Co.- West and ABM Industries filed on March 24, 2008 in the U.S. District Court of Washington, Western District (the Khadera case”). The Khadera case is a collective action and involves allegations relating to unpaid overtime and meal and rest claims. It is an opt-in class under the Fair Labor Standards Act and 343 plaintiffs are in the class. On December 1, 2011, the Court denied the Company’s motion for decertification, so the case will proceed to trial as a collective action. Class certification was granted only with respect to certain overtime claims under federal law. Trial is currently set for April 2, 2012.

Environmental Matter

During 2011, a proceeding was commenced by the State of Texas against a subsidiary of the Company alleging that the subsidiary discharged industrial waste in violation of applicable law. The subsidiary has reached an agreement with the State for Pretrial Diversion of the charge against it and has paid $0.1 million restitution to the State. Once all requirements of the Pretrial Diversion are met and the other defendants’ cases have been adjudicated, the charge against the subsidiary will be dismissed.

Other

During October 2011, the Company began an internal investigation into matters relating to compliance with the U.S. Foreign Corrupt Practices Act and the Company’s internal policies in connection with services provided by a foreign entity affiliated with a Linc joint venture partner. Such services commenced prior to the Company’s acquisition of Linc. As a result of the investigation, the Company has caused Linc to terminate its association with the arrangement. In December 2011, the Company contacted the U.S. Department of Justice and the Securities and Exchange Commission to voluntarily disclose the results of its internal investigation to date. The Company cannot reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, the Company does not believe that these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows. There have been no significant changes to this contingency during the quarter ended January 31, 2012.

10. Comprehensive Income

The following table presents the components of comprehensive income for the three months ended January 31, 2012:

	September 30,	September 30,
	Three Months Ended January 31,
(in thousands)	2012	2011

Net income	$10,630	$8,390
Other comprehensive income:
Unrealized gains on auction rate securities	2,477	739
Unrealized (losses) gains on interest rate swap agreements	(28)	624
Foreign currency translation	(101)	148
Actuarial gains—adjustments to pension and other post-retirement plans	24	17

Income tax expense related to other comprehensive income	(1,013)	(562)

Comprehensive income	$11,989	$9,356

11. Income Taxes

The effective tax rate on income from continuing operations for the three months ended January 31, 2012 and 2011 were 41.2% and 38.5%, respectively. The effective tax rate for the quarter ended January 31, 2012 increased over the quarter ended January 31, 2011 primarily due to the expiration of employment based tax credits. At January 31, 2012, the Company had unrecognized tax benefits of $96.1 million, all of which, if recognized in the future, would affect its effective tax rate. Approximately $0.6 million of the Company’s unrecognized tax benefits has been recognized as a current liability. The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of January 31, 2012, the Company had accrued interest related to uncertain tax positions of $1.0 million.

The Company’s major tax jurisdiction is the United States. ABM, OneSource Services, Inc. and the Linc C Corporation’s U.S. federal income tax returns remain open for examination for the periods ending October 31, 2006 through October 31, 2010, March 31, 2000 through November 14, 2007 and December 31, 2007 through December 31, 2010, respectively. ABM is currently being examined by the Internal Revenue Service (“IRS”) for the tax years 2006 – 2008. The Company does business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. In major state jurisdictions, the tax years 2006 – 2010 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by Illinois, Michigan, Utah, New Jersey, Massachusetts, New York, California, Texas, and Puerto Rico.

12. Segment Information

During the three months ended January 31, 2012, the Company changed the name of its Engineering segment to Facility Solutions to better reflect the variety of end-to-end integrated facility services, building operation and maintenance, and bundled energy solution services provided to its clients. The Company is organized into four reportable operating segments, Janitorial, Facility Solutions, Parking and Security, which are summarized as follows:

	September 30,	September 30,
	Three Months Ended January 31,
(in thousands)	2012	2011

Revenues
Janitorial	$594,340	$594,606
Facility Solutions	233,773	192,648
Parking	153,450	152,866
Security	91,982	88,756
Corporate	240	293

	$1,073,785	$1,029,169

Operating profit
Janitorial	$30,508	$29,864
Facility Solutions	6,365	7,450
Parking	4,750	4,734
Security	845	1,301
Corporate	(24,672)	(26,433)

Operating profit	17,796	16,916
Income from unconsolidated affiliates, net	3,132	787
Interest expense	(2,834)	(4,046)

Income from continuing operations before income taxes	$18,094	$13,657

Most Corporate expenses are not allocated. Such expenses include current actuarial developments of self-insurance reserves relating to claims incurred in prior years, certain legal costs and settlements, certain information technology costs, share-based compensation costs, branding initiative costs, direct acquisition costs, severance costs associated with acquisitions, and certain chief executive officer and other finance and human resource department costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements of ABM Industries Incorporated (“ABM”) and its subsidiaries (collectively the “Company”) included in this Quarterly Report on Form 10-Q, with the consolidated financial statements and accompanying notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011. In addition, the following discussion and other statements in this Quarterly Report on Form 10-Q should be read in conjunction with the description under the caption “Forward-Looking Statements” on page 22 of the risks and uncertainties that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Unless otherwise noted, all information in the discussion and references to years are based on the Company’s fiscal year, which ends on October 31.

Overview

The Company is a leading provider of end-to-end integrated facilities management services to thousands of commercial, governmental, industrial, institutional, residential, and retail client facilities in hundreds of cities, primarily throughout the United States. The Company’s business is impacted by, among other things, commercial and government office building occupancy and rental rates, government spending for outsourced services, industrial activity, air travel levels, tourism, and transportation needs at colleges, universities, and health care service facilities.

Summary of Key Financial Performance Indicators

Total revenues increased $44.6 million in the three months ended January 31, 2012, as compared to the three months ended January 31, 2011. This increase was primarily related to revenues associated with the acquisition of The Linc Group, LLC (“Linc”), which was acquired on December 1, 2010, and additional revenues from new business. The period-over-period increase in revenues attributable to Linc was approximately $36.1 million.

Operating profit increased $0.9 million to $17.8 million in the three months ended January 31, 2012 from $16.9 million in the three months ended January 31, 2011. See the “Results of Operations” section below for additional information.

During the second half of 2011, the U.S. economy was weaker than originally anticipated resulting in price compression from the Company’s clients, particularly in the Janitorial business. Further, a significant portion of Facility Solutions (previously referred to as the Engineering segment) revenues are generated from contracts with the U.S. Government. The Company is continually assessing the potential impact that the size, composition and timing of congressional approval of the annual Federal Budget will have on its government clients. In addition, the Company monitors and assesses the potential impact of U.S. Government policy and strategy changes on its government clients. While the volume of bid activity and request for proposals for future awards remains active, the Company’s government business has experienced and may continue to experience delays in new contract awards and in the start dates of currently awarded contracts. Taken together, along with higher unemployment insurance expense, the Company’s operating results were negatively impacted.

In addition to revenues and operating profit, the Company’s management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable and payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on self-insured claims. Operating cash flows are also impacted by receivables relating to government contracts, as these receivables generally have longer collection periods. The Company’s net cash provided by continuing operating activities was $11.8 million for the three months ended January 31, 2012.

Strategy and Outlook

The Company believes that achieving desired levels of revenues and profitability in the future will depend upon, among other things, its ability to make successful acquisitions (while maintaining a target leverage ratio), attract and retain clients at desirable profit margins, and keep overall costs low. Additionally, the Company continues to assess the impact that the annual Federal Budget and U.S. Government policy and strategy changes will have on its government clients. The Company plans to remain competitive by, among other things, expanding its presence in key vertical markets where it has built technical expertise know-how and client relationships, as well as differentiating services by leveraging investments made in technology and infrastructure. The Company expects to continue to grow organically and through further domestic and international acquisitions in response to the perceived growing client demand for a global integrated facility service provider.

Liquidity and Capital Resources

	September 30,	September 30,	September 30,
(in thousands)	January 31, 2012	October 31, 2011	Change
Cash and cash equivalents	$17,650	$26,467	$(8,817)
Working capital	$295,208	$290,561	$4,647

	Three Months Ended January 31,
(in thousands)	2012	2011	Change
Net cash provided by operating activities	$11,991	$1,297	$10,694
Net cash used in investing activities	$(11,244)	$(297,987)	$286,743
Net cash (used in) provided by financing activities	$(9,564)	$288,609	$(298,173)

The Company believes that the cash generated from operations and amounts available under the Facility will be sufficient to fund the Company’s operations and cash requirements in the foreseeable future. As of January 31, 2012, the total outstanding amounts under the Company’s line of credit in the form of cash borrowings and standby letters of credit were $293.0 million and $96.7 million, respectively. As of January 31, 2012, the total available credit under the line of credit was $260.3 million. The Company’s ability to draw down available amounts under the Facility is subject to compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under the line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of January 31, 2012, the Company was in compliance with all financial covenants and expects to be in compliance in the foreseeable future.

Working Capital. Working capital increased by $4.6 million to $295.2 million at January 31, 2012 from $290.6 million at October 31, 2011. Excluding the effects of discontinued operations, working capital increased by $4.8 million to $293.4 million at January 31, 2012 from $288.6 million at October 31, 2011. The increase in working capital was primarily driven by the timing of collections received from clients and payments made for prepaid expenses, partially offset by a use of cash to pay down a portion of the outstanding borrowings under the Facility.

Cash Flows from Operating Activities. Net cash provided by operating activities increased by $10.7 million to $12.0 million at January 31, 2012 from $1.3 million at January 31, 2011. The $10.7 million increase was primarily related to the timing of collections received from clients (which includes longer collection periods pertaining to the Company’s government clients).

Cash Flows from Investing Activities. Net cash used in investing activities decreased by $286.7 million to $11.2 million at January 31, 2012 from $298.0 million at January 31, 2011.

In the three months ended January 31, 2011, the Company paid $290.3 million for the Linc acquisition, net of cash acquired, and $0.7 million of additional consideration for achievement of certain financial performance targets in connection with prior years’ acquisitions.

Cash Flows from Financing Activities. Net cash used in financing activities was $9.6 million at January 31, 2012, compared to net cash provided of $288.6 million at January 31, 2011. The $298.2 million decrease in cash flows from financing activities was primarily related to $306.8 million of cash borrowed to finance the Linc acquisition on December 1, 2010, which was partially offset by net repayments made on the Company’s line of credit.

Results of Operations

Three Months Ended January 31, 2012 vs. Three Months Ended January 31, 2011

	September 30,	September 30,	September 30,	September 30,
($ in thousands)	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Increase (Decrease) $	Increase (Decrease) %

Revenues	$1,073,785	$1,029,169	$44,616	4.3%

Expenses
Operating	966,420	924,305	42,115	4.6%
Selling, general and administrative	84,020	82,655	1,365	1.7%
Amortization of intangible assets	5,549	5,293	256	4.8%

Total expenses	1,055,989	1,012,253	43,736	4.3%

Operating profit	17,796	16,916	880	5.2%
Income from unconsolidated affiliates, net	3,132	787	2,345	298.0%
Interest expense	(2,834)	(4,046)	(1,212)	(30.0)%

Income from continuing operations before income taxes	18,094	13,657	4,437	32.5%
Provision for income taxes	(7,454)	(5,252)	2,202	41.9%

Income from continuing operations	10,640	8,405	2,235	26.6%
Loss from discontinued operations, net of taxes	(10)	(15)	(5)	NM *

Net income	$10,630	$8,390	$2,240	26.7%

*	Not Meaningful

Net Income. Net income in the three months ended January 31, 2012 increased by $2.2 million, or 26.7%, to $10.6 million ($0.20 per diluted share) from $8.4 million ($0.16 per diluted share) in the three months ended January 31, 2011.

Income from Continuing Operations. Income from continuing operations in the three months ended January 31, 2012 increased by $2.2 million, or 26.6%, to $10.6 million ($0.20 per diluted share) from $8.4 million ($0.16 per diluted share) in the three months ended January 31, 2011.

The increase in income from continuing operations was primarily related to:

•	a $4.1 million decrease in transaction costs associated with the Linc acquisition, which was acquired on December 1, 2010;

•

a $2.7 million sales allowance reserve reduction primarily driven by sustained improvements in historical and expected credits on client receivables which the Company attributes, in part, to its recently enhanced billing systems and related processes;

•

a $2.3 million increase in income from unconsolidated affiliates primarily related to the Company’s share of a gain associated with property sales completed by one of its investments in a low income housing partnership; and

•	a $1.2 million decrease in interest expense due to a decrease in average borrowings and average interest rates under the $650.0 million line of credit;

partially offset by:

•	a $2.9 million increase in payroll related expenses associated with higher federal and state unemployment insurance rates;

•	a $2.2 million increase in income taxes, primarily related to the increase in income from continuing operations before income taxes;

•	$1.9 million of legal fees and other costs associated with an internal investigation into a foreign entity affiliated with a joint venture; and

•	$0.7 million of costs associated with the Company’s branding initiative.

Revenues. Revenues increased $44.6 million, or 4.3%, in the three months ended January 31, 2012, as compared to the three months ended January 31, 2011. The Company’s growth in revenues was primarily related to revenues associated with the acquisition of Linc, which was acquired on December 1, 2010. The period-over-period increase in revenues attributable to Linc was approximately $36.1 million.

Operating Expenses. As a percentage of revenues, gross margin remained relatively flat at 10.0% and 10.2% in the three months ended January 31, 2012 and 2011, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.4 million, or 1.7%, in the three months ended January 31, 2012 compared to the three months ended January 31, 2011. The increase was primarily related to a period-over-period increase in selling, general and administrative expenses associated with Linc, which was acquired on December 1, 2010.

Interest Expense. Interest expense in the three months ended January 31, 2012 decreased $1.2 million, or 30.0%, to $2.8 million from $4.0 million in the three months ended January 31, 2011. The decrease was primarily related to a decrease in average borrowings and average interest rates under the line of credit due to the financing the Linc acquisition in the three months ended January 31, 2010. The average outstanding balances under the Company’s line of credit were $312.1 million and $337.0 million in the three months ended January 31, 2012 and 2011, respectively.

Amortization of Intangible Assets. Amortization of intangible assets in the three months ended January 31, 2012 increased $0.3 million, or 4.8%, to $5.5 million from $5.3 million in the three months ended January 31, 2011. The increase was primarily related to a period-over-period increase in amortization of intangible assets associated with Linc, which was acquired on December 1, 2010.

Provision for Income Taxes. The effective tax rate on income from continuing operations for the three months ended January 31, 2012 and 2011 was 41.2% and 38.5%, respectively. The increase in the effective tax rate was primarily due to the expiration of certain employment based tax credits during the three months ended January 31, 2012.

Segment Information. During the three months ended January 31, 2012, the Company changed the name of its Engineering segment to Facility Solutions to better reflect the variety of end-to-end integrated facility services, building operation and maintenance, and bundled energy solution services provided to its clients. The revenues and operating profits for the Company’s reportable segments (Janitorial, Facility Solutions, Parking, and Security) were as follows:

	September 30,	September 30,	September 30,	September 30,
($ in thousands)	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Increase (Decrease) $	Increase (Decrease) %

Revenues
Janitorial	$594,340	$594,606	$(266)	(0.0)%
Facility Solutions	233,773	192,648	41,125	21.3%
Parking	153,450	152,866	584	0.4%
Security	91,982	88,756	3,226	3.6%
Corporate	240	293	(53)	(18.1)%

	$1,073,785	$1,029,169	$44,616	4.3%

Operating profit
Janitorial	$30,508	$29,864	$644	2.2%
Facility Solutions	6,365	7,450	(1,085)	(14.6)%
Parking	4,750	4,734	16	0.3%
Security	845	1,301	(456)	(35.0)%
Corporate	(24,672)	(26,433)	1,761	6.7%

Operating profit	17,796	16,916	880	5.2%
Income from unconsolidated affiliates, net	3,132	787	2,345	298.0%
Interest expense	(2,834)	(4,046)	(1,212)	(30.0)%

Income from continuing operations before income taxes	$18,094	$13,657	$4,437	32.5%

Janitorial. Janitorial revenues remained relatively flat during the three months ended January 31, 2012 compared to the three months ended January 31, 2011. The continuing impact of lost business and contract price compression experienced in fiscal 2011 was partially offset by a sales allowance reserve reduction primarily driven by sustained improvements in historical and expected credits on client receivables which the Company attributes, in part, to its recently enhanced billing systems and related processes.

Operating profit increased $0.6 million, or 2.2%, during the three months ended January 31, 2012 compared to the three months ended January 31, 2011. The increase was primarily related to the impact of lower credits on client receivables noted above and cost control measures, partially offset by increases in payroll related expenses associated with higher federal and state unemployment insurance rates.

Facility Solutions. Facility Solutions revenues increased $41.1 million, or 21.3%, during the three months ended January 31, 2012 compared to the three months ended January 31, 2011. The increase was primarily related to revenues associated with the acquisition of Linc on December 1, 2010. The period-over-period increase in revenues attributable to Linc was approximately $36.1 million.

Operating profit decreased by $1.1 million, or 14.6%, in the three months ended January 31, 2012 compared to the three months ended January 31, 2011. The decrease was primarily related to the comparative mix and timing of certain completed government projects.

Parking. Parking revenues and operating profit remained relatively flat during the three months ended January 31, 2012 compared to the three months ended January 31, 2011.

Security. Security revenues increased $3.2 million, or 3.6%, during the three months ended January 31, 2012 compared to the three months ended January 31, 2011. The increase was primarily related to additional revenues from new business.

Operating profit decreased $0.5 million, or 35.0%, during the three months ended January 31, 2012 compared to the three months ended January 31, 2011. The decrease was primarily related to an increase in payroll related expenses associated with higher federal and state unemployment insurance rates.

Corporate. Corporate expense decreased $1.8 million, or 6.7%, in the three months ended January 31, 2012 compared to the three months ended January 31, 2011.

The decrease in Corporate expense was primarily related to:

•	a $4.1 million decrease in transaction costs associated with the Linc acquisition, which was acquired on December 1, 2010;

partially offset by:

•	$1.9 million of legal fees and other costs associated with an internal investigation into a foreign entity affiliated with a joint venture; and

•	$0.7 million of costs associated with the Company’s branding initiative.

Contingencies

The Company has been named a defendant in various proceedings arising in the ordinary course of business, including class actions and purported class actions. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. At January 31, 2012, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $5.4 million.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. Management currently estimates that the potential exposure for all probable and reasonably possible cases for which an estimate of loss can be made totals up to $13.2 million. Factors underlying this estimate will change from time to time, and actual results may vary significantly from this estimate. Those matters for which the Company cannot reasonably estimate potential losses are not included within this estimated amount and, therefore, this estimated amount does not represent the Company’s maximum potential loss exposure. The ultimate resolution of such matters is always uncertain and any such proceeding brought against the Company could have a material adverse impact on its financial condition and results of operations.

Critical Accounting Policies and Estimates

The Company’s accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. There have been no significant changes to the Company’s critical accounting policies and estimates, including factors which might result in an impairment of goodwill associated with the Security segment in the future. For a description of the Company’s critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011.

Additionally, effective January 1, 2012 the Company is self-insured for certain employee medical and dental programs. Although the Company engages third-party experts to assist in estimating appropriate self-insurance accounting reserves, the determination of those reserves is dependent upon significant actuarial judgments that have a material impact on the Company’s reserves. Changes in the Company’s insurance reserves, as a result of periodic evaluations of the related liabilities, may cause volatility in the Company’s operating results in future periods.

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

Any number of factors could cause the Company’s actual results to differ materially from those anticipated. These factors include but are not limited to the following:

•

we may not be able to achieve anticipated global growth due to various factors, including, but not limited to, an inability to make strategic acquisitions or compete internationally; our acquisition strategy may adversely impact our results of operations as we may not be able to achieve anticipated results from any given acquisition; and activities relating to integrating an acquired business may divert management’s focus on operational matters;

•	we are subject to intense competition that can constrain our ability to gain business, as well as our profitability;

•	any increases in costs that we cannot pass on to clients could affect our profitability;

•	we have high deductibles for certain insurable risks, and, therefore are subject to volatility associated with those risks;

•	we primarily provide our services pursuant to agreements which are cancelable by either party upon 30 to 90 days’ notice;

•	our success depends on our ability to preserve our long-term relationships with clients;

•	our international business exposes us to additional risks, including risks related to compliance with both U.S. and foreign laws;

•

we conduct some of our operations through joint ventures and our ability to do business may be affected by the failure of our joint venture partners to perform their obligations or the improper conduct of employees, joint venture partners or agents;

•

significant delays or reductions in appropriations for our government contracts may negatively affect our business, and could have a material adverse effect on our financial position, results of operations or cash flows;

•	we incur significant accounting and other control costs that reduce profitability;

•	a decline in commercial office building occupancy and rental rates could negatively affect our revenues and profitability;

•	deterioration in economic conditions in general could further reduce the demand for facility services and, as a result, could reduce our earnings and adversely affect our financial condition;

•	financial difficulties or bankruptcy of one or more of our major clients could adversely affect our results;

•	our ability to operate and pay our debt obligations depends upon our access to cash;

•	future declines in the fair value of our investments in auction rate securities could negatively impact our earnings;

•	uncertainty in the credit markets may negatively impact our costs of borrowing, our ability to collect receivables on a timely basis and our cash flow;

•	any future increase in the level of debt or in interest rates can negatively affect our results of operations;

•	an impairment charge could have a material adverse effect on our financial condition and results of operations;

•	we are defendants in a number of class and representative actions or other lawsuits alleging various claims that could cause us to incur substantial liabilities;

•	federal health care reform legislation may adversely affect our business and results of operations;

•	changes in immigration laws or enforcement actions or investigations under; such laws could significantly adversely affect our labor force, operations and financial results;

•	labor disputes could lead to loss of revenues or expense variations;

•	we participate in multiemployer defined benefit plans which could result in substantial liabilities being incurred; and

•	natural disasters or acts of terrorism could disrupt services.

Additional information regarding these and other risks and uncertainties the Company faces is contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011 and in other reports it files from time to time with the Securities and Exchange Commission.

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

Interest Rate Risk

Line of Credit

The Company’s exposure to interest rate risk primarily relates to its variable rate based borrowings under the $650.0 million five-year syndicated line of credit that expires in September 2016. At January 31, 2012, outstanding LIBOR and IBOR based borrowings of $293.0 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 90 days, the line of credit extends through September 2016, subject to the terms of the line of credit. The Company anticipates borrowing similar amounts for periods of one week to three months. A hypothetical 1% increase in interest rates would have added additional interest expense of $0.7 million on the average outstanding borrowings under the Company’s line of credit, net of the interest rate swap agreements, in the three months ended January 31, 2012.

Interest Rate Swaps

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

As of January 31, 2012, the fair value of the interest rate swap was a $0.3 million liability, which was included in retirement plans and other on the accompanying consolidated balance sheet. The effective portion of this cash flow hedge is recorded within accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings. The amount included in accumulated other comprehensive loss is $0.3 million ($0.2 million, net of taxes) at January 31, 2012.

Investment in Auction Rate Securities

At January 31, 2012, the Company held investments in auction rate securities from four different issuers having an aggregate original principal amount of $20.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). A hypothetical 1% increase in interest rates during 2012 would have added approximately $0.1 million of additional interest income in the three months ended January 31, 2012.

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

b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the continued remediation of certain controls associated with the acquired Linc business on December 1, 2010 and integration activities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of material developments in the Company’s litigation occurring in the period covered by this report can be found in Note 9, “Contingencies,” to the Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2011, in response to Item 1A, Risk Factors, to Part I of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item  4. Mine Safety Disclosures

None.

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

ABM Industries Incorporated

March 6, 2012	/s/ James S. Lusk
James S. Lusk
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 6, 2012	/s/ Dean A. Chin
Dean A. Chin
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)