Form 10-Q
period 2012-04-30
ABM INDUSTRIES INC /DE/
filed 2012-06-07
CIK 771497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

212-297-0200

(Registrant’s telephone number, including area code)

Not Applicable

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2012
Common Stock, $0.01 par value per share	54,074,312 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
(in thousands, except share and per share amounts)	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$25,411	$26,467
Trade accounts receivable, net of allowances of $12,190 and $13,485 at April 30, 2012 and October 31, 2011, respectively	564,055	552,098
Prepaid income taxes	3,337	7,205
Current assets of discontinued operations	893	1,992
Prepaid expenses	49,178	41,823
Notes receivable and other	51,740	52,756
Deferred income taxes, net	41,544	40,565
Insurance recoverables	10,851	10,851

Total current assets	747,009	733,757

Insurance deposits	31,720	35,974
Other investments and long-term receivables	5,332	5,798
Deferred income taxes, net	30,117	30,948
Insurance recoverables	59,844	59,759
Other assets	40,926	43,394
Investments in auction rate securities	17,994	15,670
Investments in unconsolidated affiliates, net	14,567	14,423
Property, plant and equipment, net of accumulated depreciation of $111,388 and $97,819 at April 30, 2012 and October 31, 2011, respectively	61,367	60,009
Other intangible assets, net of accumulated amortization of $89,683 and $78,669 at April 30, 2012 and October 31, 2011, respectively	117,834	128,994
Goodwill	749,234	750,872

Total assets	$1,875,944	$1,879,598

See accompanying notes to unaudited consolidated financial statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

	April 30,	October 31,
(in thousands, except share and per share amounts)	2012	2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade accounts payable	$128,619	$130,464
Accrued liabilities
Compensation	103,085	112,233
Taxes—other than income	22,599	19,144
Insurance claims	86,540	78,828
Other	107,090	102,220
Income taxes payable	5,547	307

Total current liabilities	453,480	443,196

Income taxes payable	38,732	38,236
Line of credit	266,000	300,000
Retirement plans and other	37,682	39,707
Insurance claims	262,208	262,573

Total liabilities	1,058,102	1,083,712

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,060,072 and 53,333,071 shares issued at April 30, 2012 and October 31, 2011, respectively	540	533
Additional paid-in capital	225,190	211,389
Accumulated other comprehensive loss, net of taxes	(1,000)	(2,661)
Retained earnings	593,112	586,625

Total stockholders' equity	817,842	795,886

Total liabilities and stockholders' equity	$1,875,944	$1,879,598

See accompanying notes to unaudited consolidated financial statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues	$1,057,244	$1,060,083	$2,131,029	$2,089,252

Expenses
Operating	947,916	944,523	1,914,336	1,868,828
Selling, general and administrative	85,164	83,395	169,184	166,050
Amortization of intangible assets	5,301	5,666	10,850	10,959

Total expenses	1,038,381	1,033,584	2,094,370	2,045,837

Operating profit	18,863	26,499	36,659	43,415
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	(313)	—	(313)	—
Income from unconsolidated affiliates, net	1,501	832	4,633	1,619
Interest expense	(2,441)	(4,317)	(5,275)	(8,363)

Income from continuing operations before income taxes	17,610	23,014	35,704	36,671
Provision for income taxes	(5,863)	(8,814)	(13,317)	(14,066)

Income from continuing operations	11,747	14,200	22,387	22,605
Loss from discontinued operations, net of taxes	(35)	(8)	(45)	(24)

Net income	$11,712	$14,192	$22,342	$22,581

Net income per common share—Basic
Income from continuing operations	$0.22	$0.27	$0.42	$0.43
Loss from discontinued operations, net of taxes	—	—	—	—

Net Income	$0.22	$0.27	$0.42	$0.43

Net income per common share—Diluted
Income from continuing operations	$0.21	$0.26	$0.41	$0.42
Loss from discontinued operations, net of taxes	—	—	—	—

Net Income	$0.21	$0.26	$0.41	$0.42

Weighted-average common and common equivalent shares outstanding
Basic	53,944	53,106	53,721	52,972
Diluted	54,963	54,159	54,728	54,026

Dividends declared per common share	$0.145	$0.140	$0.290	$0.280

See accompanying notes to unaudited consolidated financial statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	April 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$22,342	$22,581
Loss from discontinued operations, net of taxes	45	24

Income from continuing operations	22,387	22,605
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	25,803	25,906
Deferred income taxes	(1,253)	6,005
Share-based compensation expense	5,436	4,600
Provision for bad debt	1,548	1,172
Discount accretion on insurance claims	360	436
Auction rate security credit loss impairment	313	—
Gain on sale of assets	(1,229)	(102)
Income from unconsolidated affiliates, net	(4,633)	(1,619)
Distributions from unconsolidated affiliates	4,311	738
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(13,405)	(20,265)
Prepaid expenses and other current assets	(6,338)	(9,983)
Insurance recoverables	(85)	(1,046)
Other assets and long-term receivables	7,652	3,659
Income taxes payable	9,604	2,532
Retirement plans and other non-current liabilities	(313)	(3,141)
Insurance claims	6,987	(2,747)
Trade accounts payable and other accrued liabilities	(2,766)	2,774

Total adjustments	31,992	8,919

Net cash provided by continuing operating activities	54,379	31,524
Net cash provided by discontinued operating activities	1,143	1,653

Net cash provided by operating activities	55,522	33,177

Cash flows from investing activities:
Additions to property, plant and equipment	(16,875)	(10,098)
Proceeds from sale of assets and other	1,793	344
Purchase of businesses, net of cash acquired	—	(292,178)
Investments in unconsolidated affiliates	—	(793)
Proceeds from redemption of auction rate securities	—	5,000

Net cash used in investing activities	(15,082)	(297,725)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	8,097	7,731
Dividends paid	(15,579)	(14,834)
Deferred financing costs paid	(14)	(4,991)
Borrowings from line of credit	404,000	561,500
Repayment of borrowings from line of credit	(438,000)	(306,000)
Changes in book cash overdrafts	—	4,986

Net cash (used in) provided by financing activities	(41,496)	248,392

Net decrease in cash and cash equivalents	(1,056)	(16,156)
Cash and cash equivalents at beginning of period	26,467	39,446

Cash and cash equivalents at end of period	$25,411	$23,290

See accompanying notes to unaudited consolidated financial statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Six Months Ended
	April 30,
(in thousands)	2012	2011
Supplemental Data:
Cash paid for income taxes, net of refunds received	$5,236	$4,794
Tax effect from exercise of options	—	1,266
Cash received from exercise of options	8,094	6,465
Interest paid on line of credit	2,915	5,410

See accompanying notes to unaudited consolidated financial statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business

ABM Industries Incorporated (“ABM”), through its subsidiaries (collectively, the “Company”), is a leading provider of end-to-end integrated facilities management services to commercial, governmental, industrial, institutional, residential, and retail facilities primarily throughout the United States. The Company’s comprehensive capabilities include expansive facility services, energy solutions, commercial cleaning, maintenance and repair, HVAC, electrical, landscaping, parking and security, provided through stand-alone or integrated solutions. The Company was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909.

2.	Unaudited Interim Financial Information

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011. Unless otherwise noted, all references to years are to the Company’s fiscal year, which ends on October 31. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements and all normal and recurring adjustments necessary to fairly state the information for each period contained therein have been included.

The accounting policies applied in the accompanying unaudited consolidated financial statements are the same as those applied in the Company’s audited consolidated financial statements as at and for the year ended October 31, 2011, contained in the Company’s 2011 Annual Report on Form 10-K, unless indicated otherwise.

Operating results for interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year or any future periods. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

In preparing the accompanying unaudited consolidated financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure through the date of filing with the SEC, which is the date the accompanying unaudited consolidated financial statements were issued.

The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Parking revenues related solely to the reimbursement of expenses totaled $76.3 million and $78.1 million for the three months ended April 30, 2012 and 2011, respectively, and $154.1 million and $151.5 million for the six months ended April 30, 2012 and 2011, respectively.

Principles of Consolidation

The consolidated financial statements reflect the accounts of ABM and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Company’s consolidated financial statements and the accompanying notes, including those related to self-insurance reserves, allowances for doubtful accounts, sales allowances, deferred income tax assets and valuation allowances, estimates of useful lives of intangible assets, impairment tests of goodwill and other intangibles, fair value of auction rate securities, cash flow forecasts, share-based compensation expense, and contingencies and litigation liabilities. The Company bases its estimates on historical experience, known or expected trends, independent valuations, and various other assumptions that are believed to be reasonable under the circumstances based on information available as of the date of the issuance of these unaudited consolidated financial statements. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This amendment was issued to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (IFRS). The new guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP or IFRS. ASU 2011-04 expands the disclosures about fair value measurements to include increased transparency around valuation inputs and investment categorization. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s disclosures or consolidated financial position, financial results or cash flows.

In December 2011, the FASB issued Accounting Standards Update 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company expects to adopt ASU 2011-11 on November 1, 2013. The adoption of ASU 2011-11 will not have a material impact on the Company’s disclosures.

In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This amendment defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. ASU 2011-12 is effective at the same time as Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that this ASU 2011-12 is deferring. ASUs 2011-12 and 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects to adopt ASUs 2011-05 and 2011-12 on November 1, 2012. The Company does not expect the adoption of these new disclosure requirements to have a material impact on its disclosures or consolidated financial position, financial results or cash flows.

3.	Net Income per Common Share

Basic net income per common share is net income divided by the weighted-average number of shares outstanding during the period. Diluted net income per common share is based on the weighted-average number of shares outstanding during the period, adjusted to include the assumed exercise and conversion of certain stock options, restricted stock units, and performance shares. The calculation of basic and diluted net income per common share is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share data)	2012	2011	2012	2011
Income from continuing operations	$11,747	$14,200	$22,387	$22,605
Loss from discontinued operations, net of taxes	(35)	(8)	(45)	(24)

Net income	$11,712	$14,192	$22,342	$22,581

Weighted-average common shares outstanding—Basic	53,944	53,106	53,721	52,972
Effect of dilutive securities:
Stock options	402	568	358	577
Restricted stock units	358	273	369	285
Performance shares	259	212	280	192

Weighted-average common shares outstanding—Diluted	54,963	54,159	54,728	54,026

Net income per common share
Basic	$0.22	$0.27	$0.42	$0.43
Diluted	$0.21	$0.26	$0.41	$0.42

The diluted net income per common share excludes certain stock options, restricted stock units, and performance shares since the effect of including these awards would have been anti-dilutive, as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2012	2011	2012	2011
Stock options	825	733	1,092	689
Restricted stock units	21	18	63	19
Performance shares	—	—	—	34

4.	Acquisitions

On December 1, 2010, the Company acquired all of the outstanding limited liability company interests of The Linc Group, LLC (“Linc”) for an aggregate purchase price of $298.7 million in cash (the “Linc Acquisition”). The operations of Linc are included in the Facility Solutions segment (previously referred to as the Engineering segment) as of the acquisition date. Linc provides end-to-end integrated facilities management services, military base operation services, and translation and other services in support of U.S. military operations. Linc’s clients include state and federal governments, commercial entities and residential customers, throughout the United States and in select international locations. This acquisition was accounted for under the acquisition method of accounting. Pro forma financial information for this acquisition has not been provided as such information is not material to the Company’s consolidated financial statements.

5.	Fair Value of Financial Instruments

As prescribed by FASB Accounting Standards Codification 820 (“ASC 820”), Fair Value Measurements and Disclosures, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs consist of (1) observable inputs—market data obtained from independent sources, or (2) unobservable inputs—market data determined using the Company’s own assumptions about valuation. ASC 820 establishes a hierarchy to prioritize the inputs to valuation techniques, with the highest priority being given to Level 1 inputs and the lowest priority to Level 3 inputs, as described below:

Level 1 – Quoted prices for identical assets or liabilities in active markets;

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets; and

Level 3 – Unobservable inputs for the asset or liability.

The following table presents the fair value hierarchy, carrying amounts, and fair values of the Company’s significant financial instruments as of April 30, 2012 and October 31, 2011:

		April 30, 2012		October 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	1	$25,411	$25,411	$26,467	$26,467
Trade accounts receivable, net	2	564,055	564,055	552,098	552,098
Notes receivable	2	6,027	6,027	5,210	5,210
Assets held in funded deferred compensation plan	1	4,945	4,945	4,717	4,717
Investments in auction rate securities	3	17,994	17,994	15,670	15,670

Total		$618,432	$618,432	$604,162	$604,162

Liabilities
Trade accounts payable	2	$128,619	$128,619	$130,464	$130,464
Interest rate swap	2	242	242	253	253
Line of credit	2	266,000	266,000	300,000	300,000

Total		$394,861	$394,861	$430,717	$430,717

The following methods and assumptions were used to estimate the fair value of the Company’s classes of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents are stated at nominal value which equals fair value.

The carrying value of the Company’s trade accounts receivable and payable, notes receivable, current assets of discontinued operations, prepaid expenses, and accrued liabilities approximates fair value due to their nature and short-term maturities of these instruments. Currently, there is no indication that a decrease in the value of the Company’s notes receivable is probable. Therefore, the allowances on credit losses of notes receivable are immaterial.

The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices. The assets are included in “other assets” on the accompanying consolidated balance sheets.

For investments in auction rate securities, fair value is based on discounted cash flow valuation models, primarily utilizing unobservable inputs. See Note 6, “Auction Rate Securities,” for the roll-forwards of assets measured at fair value using significant unobservable Level 3 inputs and the sensitivity analysis of significant inputs.

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for London Interbank Offered Rate forward rates at the end of the period. The fair value is then compared to a valuation received from an independent third-party. See Note 8, “Line of Credit Facility.”

Due to variable interest rates, the carrying value of outstanding borrowings under the Company’s line of credit approximates its fair value.

During the six months ended April 30, 2012, the Company had no transfers of assets or liabilities between any of the above hierarchy levels.

6.	Auction Rate Securities

As of April 30, 2012, the Company holds investments in auction rate securities from four different issuers having an original principal amount of $5.0 million each (aggregating $20.0 million). These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007. At April 30, 2012 and October 31, 2011, the estimated fair value of these securities, in total, was approximately $18.0 million and $15.7 million, respectively. As of April 30, 2012, none of the Company’s auction rate securities were in an unrealized loss position. As of October 31, 2011, three of the Company’s auction rate securities, with an aggregate fair value of $10.7 million, were in a continuous unrealized loss position for more than twelve months, and the remaining auction rate security, with a fair value of $5.0 million, was not in an unrealized loss position.

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

The following table presents the significant assumptions used to determine the fair value of the Company’s auction rate securities at April 30, 2012 and October 31, 2011:

Assumptions	April 30, 2012	October 31, 2011
Discount rates	L + 0.62% - L + 4.47%	L + 3.21% - L + 17.50%
Yields	2.15%, L + 2.0% - L + 3.5%	L + 2.0% - L + 3.5%
Average expected lives	4 - 10 years	4 - 10 years

L—London Interbank Offered Rate

The fair value of the auction rate securities is affected most significantly by the changes in the average expected lives of the securities, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the average expected lives of the securities increase or decrease, the fair value of the securities will decrease or increase accordingly, in amounts that will vary, based on the timing of the projected cash flows and the discount rate used to calculate the present value of the expected cash flows.

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

The Company’s determination of whether an other-than-temporary impairment (“OTTI”) represents a credit loss is based upon the difference between the present value of the expected cash flows to be collected and the amortized cost basis of the security. Significant assumptions used in estimating the credit loss include: (1) default rates for the security and the mono-line insurer, if any (which are based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents the Company’s view of when market efficiencies for securities may be restored). Adverse changes in any of these factors could result in additional declines in fair value and further other-than-temporary impairments in the future.

During the quarter ended April 30, 2012, the Company recorded an additional OTTI credit loss of $0.3 million for one of its auction rate securities, driven primarily from a change in the expected values of cash flows to be received in the future. The Company had previously recognized an OTTI credit loss of $1.7 million for this security as of the year ended October 31, 2011. The credit losses were based upon the difference between the present value of the expected cash flows to be collected and the amortized cost basis of the security. Significant assumptions used in estimating the credit loss include: (1) default rates for the security and the mono-line insurer, if any (which were based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents the Company’s view of when market efficiencies for securities may be restored). Adverse changes in any of these factors could result in additional declines in fair value and further other-than-temporary impairments in the future.

The following table presents the changes in the cost basis and fair value of the Company’s auction rate securities for the six months ended April 30, 2012:

		Fair Value
(in thousands)	Cost Basis	(Level 3)
Balance at beginning of year	$18,307	$15,670
Unrealized gains included in accumulated other comprehensive loss	—	2,324
Other-than-temporary credit losses recognized in earnings	(313)	—

Balance at April 30, 2012	$17,994	$17,994

At April 30, 2012, there were no unrealized gains or losses recorded in accumulated other comprehensive loss. At October 31, 2011, unrealized losses of $2.6 million ($1.6 million net of taxes) were recorded in accumulated other comprehensive loss.

7.	Self-Insurance

The Company evaluates the adequacy of its workers’ compensation, general liability, automotive and property damage self-insurance reserves in conjunction with rates considering the most recently completed actuarial reports and subsequent experience. Effective January 1, 2012, the Company is also self-insured for certain employee medical and dental programs. Actuarial reports are expected to be completed for the Company’s significant programs using recent claims data and will result in adjustments to earnings during the third and fourth quarters of 2012.

At April 30, 2012, the Company had $96.7 million in standby letters of credit (primarily related to its workers’ compensation, general liability, automobile, and property damage programs), $31.7 million in restricted insurance deposits, and $217.4 million in surety bonds (of which $35.9 million supported insurance claim liabilities). At October 31, 2011, the Company had $96.8 million in standby letters of credit, $36.0 million in restricted insurance deposits, and $231.5 million in surety bonds (of which $30.9 million supported insurance claim liabilities).

8.	Line of Credit Facility

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

The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the Facility also requires that the Company maintain the following three financial covenants which are described in Note 9, “Line of Credit Facility”, to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for 2011: (1) a fixed charge coverage ratio; (2) a leverage ratio; and (3) a combined net worth test. The Company was in compliance with all covenants as of April 30, 2012.

As of April 30, 2012, the total outstanding amount under the Facility in the form of cash borrowings was $266.0 million. Available credit under the line of credit was up to $287.3 million at April 30, 2012. The Company’s ability to draw down available amounts under its line of credit is subject to compliance with the covenants described above.

Interest Rate Swap

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

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for London Interbank Offered Rate forward rates at the end of the period. The Company includes its own credit risk for financial instruments deemed liabilities and counterparty credit risks for financial instruments deemed assets when measuring the fair value of derivative financial instruments. The effective portion of this cash flow hedge is recorded within accumulated other comprehensive income (loss) (“AOCI”) and reclassified into interest expense in the same period during which the hedged transactions affect earnings. Interest payable and receivable under the swap agreement is accrued and recorded as an adjustment to interest expense.

As of April 30, 2012 and October 31, 2011, the fair value of the interest rate swap was a liability of $0.2 million and $0.3 million, respectively, which were included in “retirement plans and other” on the accompanying consolidated balance sheets. The amount included in accumulated other comprehensive loss was $0.2 million ($0.1 million, net of taxes) and $0.3 million ($0.2 million, net of taxes) at April 30, 2012 and October 31, 2011, respectively.

Unrealized net losses related to the interest rate swap contract which are expected to be reclassified from AOCI to earnings during the next 12 months were $0.1 million at April 30, 2012.

The following tables set forth the effect of the Company’s interest rate swap contract on the consolidated financial statements for the three and six months ended April 30, 2012 and 2011:

	Amount of gain or (loss) recognized in AOCI on derivative
	(effective portion) (in thousands)
Derivatives designated as cash	Three months ended April 30		Six months ended April 30
flow hedging relationships	2012	2011	2012	2011
Interest rate swap	$(1)	$(68)	$(68)	$246

	Amount of gain or (loss) reclassified from AOCI into income
	(effective portion) (in thousands)
Location of gain or (loss) reclassified	Three months ended April 30		Six months ended April 30
from AOCI into income (effective portion)	2012	2011	2012	2011
Interest expense	$(40)	$(40)	$(79)	$(350)

9.	Benefit Plans

The components of net periodic benefit cost of the Company’s defined benefit plans and post-retirement benefit plans attributable to participants associated with continuing operations for the three and six months ended April 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2012	2011	2012	2011
Defined Benefit Plans
Service cost	$12	$12	$24	$23
Interest	124	142	248	285
Expected return on plan assets	(122)	(93)	(243)	(187)
Amortization of actuarial losses	24	28	49	57

Net expense	$38	$89	$78	$178

Post-Retirement Benefit Plans
Service cost	$3	$3	$6	$7
Interest	62	64	123	128

Net expense	$65	$67	$129	$135

10.	Contingencies

The Company is subject to legal proceedings, settlements, class actions, and purported class actions arising from the ordinary course of business, generally including employment-based claims and customer contract claims. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. In accordance with FASB Accounting Standards Codification 450-20, Loss Contingencies, the Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred. At April 30, 2012, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $10.6 million.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $0 and $2.3 million. Factors underlying this estimate will change from time to time, and actual results may vary significantly from this estimate. Those matters for which the Company cannot reasonably estimate potential losses are not included within this estimated range and, therefore, this range does not represent the Company’s maximum potential loss exposure. The ultimate resolution of such matters is always uncertain, and any such proceeding brought against the Company could have a material adverse impact on its financial condition and results of operations.

There have been no significant changes to the cases disclosed in Note 11 in the Company’s Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011 during the quarter ended April 30, 2012, except as described below.

The Company is a defendant in the previously reported consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services filed on July 12, 2005 in the Superior Court of California, Los Angeles County (the “Augustus case”). The Augustus case is a class action involving allegations that the Company violated certain state laws relating to meal and rest breaks. On January 8, 2009, the Augustus case was certified as a class action by the Superior Court of California, Los Angeles County. On October 6, 2010, the Company moved to decertify the class and for summary judgment. Plaintiffs also moved for summary judgment on the rest break claim. On December 28, 2010, the Superior Court de-certified the portion of the class related to the meal break claims and granted summary judgment for the plaintiffs with respect to the rest break issue. On July 11, 2011, the Court closed the class period as of July 1, 2011 and vacated the previously scheduled trial date of September 12, 2011. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim which seeks damages in the amount of $103.0 million. On February 8, 2012 the Company filed a motion for decertification of the class. Both motions are now scheduled to be heard on July 6, 2012. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. The case is set for trial on November 30, 2012. An estimate of the potential exposure, if any, cannot be made at this time.

The Company is a defendant in the previously reported consolidated cases of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006 in L.A. Superior Curt (the “Diaz case”). On June 22, 2011, the parties accepted a mediator’s proposal which involves settling all the claims made in the first amended complaint for the period of October 1, 2002 to the date on which the Court grants preliminary approval of the settlement. The Court granted its preliminary approval of the settlement on December 13, 2011. On January 27, 2012, the notice to the class of the settlement was mailed. The Court approved the settlement on May 21, 2012. Based on claims submitted, the amount of the payments is approximately $3.1 million, which includes payments to plaintiffs’ attorneys. During the quarter ended April 30, 2012, the Company increased its accrual from $2.9 million to $3.1 million with respect to this matter, which is included in the total amount accrued for all litigation matters described above.

The Company is a defendant in the previously reported case of Khadera v. American Building Maintenance Co.- West and ABM Industries filed on March 24, 2008 in the U.S. District Court of Washington, Western District (the “Khadera case”). The Khadera case is a collective action and involves allegations relating to unpaid overtime and meal and rest claims. It is an opt-in class under the Fair Labor Standards Act and 343 plaintiffs are in the class. On March 14, 2012, the parties accepted a mediator’s proposal and settled this matter for $1.8 million, which includes payments to plaintiffs’ attorneys. The settlement is subject to the District Court’s approval of the settlement and the state court’s approval of the settlement in the Simpson companion case discussed below. The Company has accrued $1.8 million with respect to this matter, which is included in the total amount accrued for all litigation matters described above.

The Company is a defendant in the previously reported case of Simpson v. ABM Janitorial Services-Northwest and ABM Industries Incorporated filed on September 24, 2010 in the Superior Court for the State of Washington in and for King County (the “Simpson case”). The Simpson case involves allegations relating to unpaid overtime, off-the-clock work, and failure to provide meal and rest periods under Washington state law. On March 14, 2012, the parties accepted a mediator’s proposal and settled this matter for $1.2 million, which includes payments to plaintiffs’ attorneys. The settlement is subject to the state court’s approval of the settlement and the District Court’s approval of the settlement in the Khadera companion case. The Company has accrued $1.2 million with respect to this matter, which is included in the total amount accrued for all litigation matters described above.

The Company is a defendant in the case of Las and Yanez v. ABM Industries Incorporated, et. al. filed on April 6, 2011 in Illinois state court and subsequently removed to the U.S. District Court for the Northern District of Illinois (the “Las/Yanez case”). The Las/Yanez case involves allegations relating to unpaid overtime and off-the-clock work under federal and state law. It was filed as a collective action, but has not been certified as a class action or collective action. On May 4, 2012, the parties accepted a mediator’s proposal, which involves settling all the claims made in the operative complaint for the period of April 6, 2008 through May 7, 2012, subject to court approval. Under the terms of the proposed settlement, the gross settlement value (“GSV”) is the total agreed-upon value of the claims of all settlement class members in the Las/Yanez case assuming that 100% of the settlement class members were to submit a claim. The parties have agreed that the GSV is equal to $5.5 million, less certain costs and payments to the named plaintiffs in this action. Under the terms of the proposed settlement, in the event that more than 30% of the settlement class, measured by the aggregate value of their claims in relation to the GSV, submits claims, the Company has the option to terminate the settlement agreement. The Company currently anticipates that payments to members of the settlement class who properly submit claims, together with payments to plaintiffs’ attorneys, will total approximately $2.1 million and that the Company’s maximum exposure would be approximately $2.9 million. The Company has accrued $2.1 million with respect to this matter, which is included in the total amount accrued for all litigation matters described above.

The Company is a defendant in the case of Bojorquez v. ABM Industries Incorporated and ABM Janitorial Services – Northern California, Inc. filed on January 13, 2010 in San Francisco Superior Court. Plaintiff brought suit for sexual harassment, retaliation, and failure to prevent harassment and discrimination. On May 17, 2012, a jury awarded the plaintiff approximately $0.8 million in damages. The Company anticipates that the plaintiff also will file an application for attorneys’ fees and costs with the Court. The Company intends to appeal this decision.

Other

During October 2011, the Company began an internal investigation into matters relating to compliance with the U.S. Foreign Corrupt Practices Act and the Company’s internal policies in connection with services provided by a foreign entity affiliated with a former Linc joint venture partner. Such services commenced prior to the Linc Acquisition. As a result of the investigation, the Company has caused Linc to terminate its association with the arrangement. In December 2011, the Company contacted the U.S. Department of Justice and the Securities and Exchange Commission to voluntarily disclose the results of its internal investigation to date. The Company cannot reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, the Company does not believe that these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows. There have been no significant changes to the status of this internal investigation during the quarter ended April 30, 2012.

11.	Comprehensive Income

The following table presents the components of comprehensive income for the three and six months ended April 30, 2012 and 2011:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2012	2011	2012	2011
Net income	$11,712	$14,192	$22,342	$22,581
Other comprehensive income:
Unrealized (losses) gains on auction rate securities	(153)	(406)	2,324	332
Reclass adjustment for credit losses recognized in earnings	313	—	313	—
Unrealized gains (losses) on interest rate swap agreement	39	(28)	11	596
Foreign currency translation	171	438	69	586
Actuarial gains—adjustments to pension and other post-retirement plans	24	16	49	33

Income tax (expense) benefit related to other comprehensive income	(92)	170	(1,105)	(391)

Comprehensive income	$12,014	$14,382	$24,003	$23,737

12.	Income Taxes

The effective tax rates on income from continuing operations for the three months ended April 30, 2012 and 2011 were 33.3% and 38.3%, respectively. The effective tax rates on income from continuing operations for the six months ended April 30, 2012 and 2011 were 37.3% and 38.4%, respectively. The effective tax rate for the quarter ended April 30, 2012 decreased over the quarter ended April 30, 2011 primarily due to discrete adjustments for employment-based tax credits. At April 30, 2012, the Company had unrecognized tax benefits of $97.1 million, all of which, if recognized in the future, would impact its effective tax rate. Approximately $1.2 million of the Company’s unrecognized tax benefits has been recognized as a current liability. The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of April 30, 2012, the Company had accrued interest related to uncertain tax positions of $1.4 million.

The Company’s major tax jurisdiction is the United States. ABM, OneSource Services, Inc., and the Linc C Corporation’s U.S. federal income tax returns remain open for examination for the periods ending October 31, 2006 through October 31, 2011, March 31, 2000 through November 14, 2007, and December 31, 2007 through December 31, 2010, respectively. ABM is currently being examined by the Internal Revenue Service (“IRS”) for the tax years 2006 – 2008. The Company does business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. In major state jurisdictions, the tax years 2006 – 2011 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by Illinois, Michigan, Utah, New Jersey, Massachusetts, New York, Texas, and Puerto Rico.

13.	Segment Information

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

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2012	2011	2012	2011
Revenues
Janitorial	$593,447	$590,254	$1,187,787	$1,184,860
Facility Solutions	222,550	229,197	456,323	421,845
Parking	152,680	156,127	306,130	308,993
Security	88,890	84,138	180,872	172,894
Corporate and other	(323)	367	(83)	660

	$1,057,244	$1,060,083	$2,131,029	$2,089,252

Operating profit
Janitorial	$33,494	$34,934	$64,002	$64,798
Facility Solutions	6,381	6,842	12,746	14,292
Parking	6,092	4,894	10,842	9,628
Security	1,012	897	1,857	2,198
Corporate and other	(28,116)	(21,068)	(52,788)	(47,501)

Operating profit	18,863	26,499	36,659	43,415
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	(313)	—	(313)	—
Income from unconsolidated affiliates, net	1,501	832	4,633	1,619
Interest expense	(2,441)	(4,317)	(5,275)	(8,363)

Income from continuing operations before income taxes	$17,610	$23,014	$35,704	$36,671

Most Corporate expenses are not allocated. Such expenses generally include current actuarial developments of self-insurance reserves relating to claims incurred in prior years, certain legal costs and settlements, certain information technology costs, share-based compensation costs, branding initiative costs, direct acquisition costs, severance costs associated with acquisitions, and certain chief executive officer and other finance and human resource department costs.

14.	Subsequent Events

On May 1, 2012, a wholly-owned subsidiary of the Company acquired the businesses and substantially all the assets of TEGG Corporation and CurrentSAFE Corporation, both Delaware corporations (“TEGG and CurrentSAFE”), pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) with TEGG and CurrentSAFE and the members and shareholders of TEGG and CurrentSAFE, dated as of May 1, 2012. TEGG and CurrentSAFE are U.S.-based, privately-held corporations engaged in the business of selling franchises and granting licenses to use their proprietary systems to deliver comprehensive electrical service and preventive and predictive maintenance solutions to commercial and industrial facilities, in the case of TEGG, and residences, in the case of CurrentSAFE. The acquisition expands the Company’s reach, increasing its services network in the commercial, industrial and residential electrical contracting industry.

The acquisition will be accounted for using the acquisition method of accounting. The purchase price for the acquisition was approximately $6.2 million in cash, subject to post-closing adjustments. Approximately 8% of the purchase price is subject to a hold back by the Company for a period of 24 months as security for the sellers’ indemnification obligations under the Asset Purchase Agreement.

Due to the acquisition occurring subsequent to the reporting date, certain required disclosures, such as the preliminary allocation of the purchase price, the determination of goodwill, and acquisition related costs, have been omitted from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 because the initial accounting for the business combination is incomplete as of the filing date. The Company will not provide pro forma information as the results of operations of this acquisition are not material to the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of ABM Industries Incorporated (“ABM”) and its subsidiaries (collectively the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended October 31, 2011 (the “Annual Report”), which has been filed with the Securities and Exchange Commission, or SEC.

Business Overview

The Company is a leading provider of end-to-end integrated facilities management services to commercial, governmental, industrial, institutional, residential, and retail facilities primarily throughout the United States. The Company’s comprehensive capabilities include expansive facility services, energy solutions, commercial cleaning, maintenance and repair, HVAC, electrical, landscaping, parking and security, provided through stand-alone or integrated solutions. The Company’s business is impacted by, among other things, commercial and government office building occupancy and rental rates, government spending for outsourced services, industrial activity, air travel levels, tourism, and transportation needs at colleges, universities, and health care service facilities.

Strategy and Outlook

The Company believes that achieving the desired long-term growth levels of revenues and profitability in the future will depend upon, among other things, its ability to make successful acquisitions (while maintaining a target leverage ratio), attract and retain clients at desirable profit margins, and keep overall costs low. Additionally, the Company continues to assess the impact that the annual federal budget and U.S. Government policy and strategy changes will have on its government clients. The Company plans to remain competitive by, among other things, expanding its presence in key vertical markets where it has built technical expertise, know-how and client relationships, as well as differentiating services by leveraging investments made in technology and infrastructure. The Company expects to continue to grow organically and through further domestic and international acquisitions in response to the perceived growing client demand for a global integrated facility service provider.

Summary of Key Financial Performance Indicators

During the second half of 2011, the U.S. economy was weaker than originally anticipated resulting in price compression and certain contract losses from the Company’s clients, particularly in the Janitorial segment. Further, a significant portion of Facility Solutions (previously referred to as the Engineering segment) revenues are generated from contracts with the U.S. Government. The Company is continually assessing the potential impact that the size, composition and timing of congressional approval of the annual federal budget will have on its government clients. In addition, the Company monitors and assesses the potential impact of U.S. Government policy and strategy changes on its government clients. While the volume of bid activity and request for proposals for future awards remains active, the Company’s government business has experienced and may continue to experience delays in new contract awards and in the start dates of currently awarded contracts or early termination of existing contracts. These factors, along with higher unemployment insurance expense and the accrual of certain legal settlement costs, have negatively impacted the Company’s operating results in 2012.

In the three months ended April 30, 2012, the Company’s total revenue of $1,057.2 million remained relatively consistent compared to $1,060.1 million in the three months ended April 30, 2011. In the six months ended April 30, 2012, the Company’s total revenue increased by $41.8 million, or 2.0%, to $2,131.0 million, compared to $2,089.2 million in the six months ended April 30, 2011. The increase in revenues was primarily related to revenues associated with the acquisition of The Linc Group, LLC, which was acquired on December 1, 2010 (the “Linc Acquisition”).

Operating profit decreased by $7.6 million to $18.9 million in the three months ended April 30, 2012 from $26.5 million in the three months ended April 30, 2011. Operating profit decreased $6.7 million to $36.7 million in the six months ended April 30, 2012 from $43.4 million in the six months ended April 30, 2011. During the three months ended April 30, 2012, the Company settled and accrued certain legal matters amounting to $5.1 million to eliminate the on-going legal expense of continuing litigation, which had an unfavorable impact on the Company’s operating profit.

In addition to revenues and operating profit, the Company’s management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable and payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on self-insured claims. Operating cash flows are also impacted by receivables relating to government contracts, as these receivables generally have longer collection periods. The Company’s net cash provided by continuing operating activities was $54.4 million for the six months ended April 30, 2012.

Results of Operations

Three Months Ended April 30, 2012 vs. Three Months Ended April 30, 2011

($ in thousands)	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Increase (Decrease) $	Increase (Decrease) %
Revenues	$1,057,244	$1,060,083	$(2,839)	(0.3)%

Expenses
Operating	947,916	944,523	3,393	0.4%
Selling, general and administrative	85,164	83,395	1,769	2.1%
Amortization of intangible assets	5,301	5,666	(365)	(6.4)%

Total expenses	1,038,381	1,033,584	4,797	0.5%

Operating profit	18,863	26,499	(7,636)	(28.8)%
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	(313)	—	(313)	NM *
Income from unconsolidated affiliates, net	1,501	832	669	80.4%
Interest expense	(2,441)	(4,317)	(1,876)	(43.5)%

Income from continuing operations before income taxes	17,610	23,014	(5,404)	(23.5)%
Provision for income taxes	(5,863)	(8,814)	(2,951)	(33.5)%

Income from continuing operations	11,747	14,200	(2,453)	(17.3)%
Loss from discontinued operations, net of taxes	(35)	(8)	27	NM *

Net income	$11,712	$14,192	$(2,480)	(17.5)%

*	Not Meaningful

Net Income and Income from Continuing Operations

Net income and income from continuing operations in the three months ended April 30, 2012 decreased by $2.5 million to $11.7 million ($0.21 per diluted share), from $14.2 million ($0.26 per diluted share) in the three months ended April 30, 2011.

The decrease in net income and income from continuing operations was primarily related to:

•	$5.1 million of legal expense associated with the settlement of certain legal cases;

•	a $4.3 million increase in operating payroll and payroll related expenses, including higher federal and state unemployment insurance rates;

•	a $0.9 million increase in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture; and

•	$0.8 million of costs associated with the Company’s branding initiative;

partially offset by:

•	a $3.6 million decrease in selling, general and administrative payroll and payroll related expenses, due to cost control measures;

•	a $3.0 million decrease in income taxes, primarily related to the decrease in income from continuing operations and certain discrete employment-based tax credits;

•	a $1.9 million decrease in interest expense related to a decrease in average borrowings and average interest rates under the line of credit facility (the “Facility”); and

•

a $0.7 million increase in income from unconsolidated affiliates primarily related to the Company’s share of gains associated with property sales completed by one of its investments in a low income housing partnership.

Revenues

Revenues of $1,057.2 million in the three months ended April 30, 2012, remained relatively consistent as compared to $1,060.1 million in the three months ended April 30, 2011.

Operating Expenses

As a percentage of revenues, gross margin decreased by 0.6% to 10.3% in the three months ended April 30, 2012, from 10.9% in the three months ended April 30, 2011. The decrease in gross margin was primarily related to a $4.3 million increase in payroll and payroll related expenses, including higher federal and state unemployment insurance rates.

Selling, General and Administrative Expenses

As a percentage of revenues, selling, general and administrative expenses increased by 0.2% to 8.1% in the three months ended April 30, 2012 from 7.9% in the three months ended April 30, 2011. The increase was primarily related to the settlement and related accrual of certain legal cases totaling $5.1 million, a $0.9 million increase in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture, a $0.8 million increase associated with the Company’s branding initiative, partly offset by a reduction in payroll and payroll related expenses of $3.6 million due to cost control measures.

Interest Expense

Interest expense in the three months ended April 30, 2012 decreased $1.9 million, or 43.5%, to $2.4 million from $4.3 million in the three months ended April 30, 2011. The decrease was primarily related to a decrease in average borrowings and average interest rates under the Facility. The average outstanding balances under the Company’s Facility were $300.1 million and $419.8 million in the three months ended April 30, 2012 and 2011, respectively.

Amortization of Intangible Assets

Amortization of intangible assets in the three months ended April 30, 2012 decreased $0.4 million, or 6.4%, to $5.3 million from $5.7 million in the three months ended April 30, 2011. The decrease was primarily related to certain intangible assets being amortized using the sum-of-the-years’-digits method, which results in declining amortization expense over the assets’ useful life.

Provision for Income Taxes

The effective tax rates on income from continuing operations for the three months ended April 30, 2012 and 2011 were 33.3% and 38.3%, respectively. The decrease in the effective tax rate was primarily related to the recording of certain discrete employment-based tax credits.

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

($ in thousands)	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Increase (Decrease) $	Increase (Decrease) %
Revenues
Janitorial	$593,447	$590,254	$3,193	0.5%
Facility Solutions	222,550	229,197	(6,647)	(2.9)%
Parking	152,680	156,127	(3,447)	(2.2)%
Security	88,890	84,138	4,752	5.6%
Corporate and other	(323)	367	(690)	NM *

	$1,057,244	$1,060,083	$(2,839)	(0.3)%

Operating profit
Janitorial	$33,494	$34,934	$(1,440)	(4.1)%
Facility Solutions	6,381	6,842	(461)	(6.7)%
Parking	6,092	4,894	1,198	24.5%
Security	1,012	897	115	12.8%
Corporate and other	(28,116)	(21,068)	(7,048)	(33.5)%

Operating profit	18,863	26,499	(7,636)	(28.8)%
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	(313)	—	(313)	NM *
Income from unconsolidated affiliates, net	1,501	832	669	80.4%
Interest expense	(2,441)	(4,317)	(1,876)	(43.5)%

Income from continuing operations before income taxes	$17,610	$23,014	$(5,404)	(23.5)%

*	Not Meaningful

Janitorial

Janitorial revenues of $593.4 million during the three months ended April 30, 2012, remained relatively consistent compared to $590.2 million in the three months ended April 30, 2011. The slight increase was primarily related to an increase in tag work revenue from existing clients and additional revenue from new clients that exceeded the continuing impact of lost business and contract price compression experienced in fiscal 2011.

Operating profit decreased $1.4 million, or 4.1%, during the three months ended April 30, 2012 compared to the three months ended April 30, 2011. Operating profit margin decreased by 0.3% from 5.9% in the three months ended April 30, 2011 to 5.6% in the three months ended April 30, 2012. The decrease was primarily related to the continuing impact of price compressions, increases in operating payroll and payroll related expenses, including higher federal and state unemployment insurance rates, and an increase in legal expenses and subcontractor costs, partially offset by a reduction in selling, general and administrative expenses due to cost control measures.

Facility Solutions

Facility Solutions revenues decreased $6.6 million, or 2.9%, during the three months ended April 30, 2012 compared to the three months ended April 30, 2011. The decrease was primarily related to the termination of certain U.S. government contracts in Iraq, and losses of client contracts that exceeded new business.

Operating profit decreased by $0.5 million, or 6.7%, from $6.9 million in the three months ended April 30, 2011, to $6.4 million in the three months ended April 30, 2012. Operating profit margins slightly decreased by 0.1% from 3.0% in the three months ended April 30, 2011 to 2.9% in the three months ended April 30, 2012. The slight decrease was primarily related to the unfavorable margin impact as a result of the termination of certain U.S. government contracts in Iraq, and certain contract losses.

Parking

Parking revenues decreased $3.4 million, or 2.2%, during the three months ended April 30, 2012 compared to the three months ended April 30, 2011. The decrease was primarily related to losses of contracts, including the termination of certain unprofitable contracts, in excess of new business, partially offset by increased revenues from existing clients.

Operating profit increased $1.2 million, or 24.5%, during the three months ended April 30, 2012 compared to the three months ended April 30, 2011. Operating profit margins improved by 0.9% from 3.1% in the three months ended April 30, 2011 to 4.0% in the three months ended April 30, 2012. The increase was primarily related to improved operating margins on certain existing contracts, the termination of certain unprofitable contracts, and a reduction in payroll and payroll related expenses.

Security

Security revenues increased $4.8 million, or 5.6%, during the three months ended April 30, 2012 compared to the three months ended April 30, 2011, primarily due to additional revenues from new business that exceeded contract losses.

Operating profit increased $0.1 million to $1.0 million in the three months ended April 30, 2012 compared to $0.9 million in the three months ended April 30, 2011. Operating profit margins remained relatively flat at 1.1% in the three months ended April 30, 2012 and 2011.

Corporate

Corporate expenses increased $7.0 million, or 33.5%, in the three months ended April 30, 2012 compared to the three months ended April 30, 2011.

The increase in Corporate expense was primarily related to:

•	$5.1 million of legal expense associated with the settlement of certain legal cases;

•	$0.9 million of legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture; and

•	$0.8 million of costs associated with the Company’s branding initiative.

Results of Operations

Six Months Ended April 30, 2012 vs. Six Months Ended April 30, 2011

($ in thousands)	Six Months Ended April 30, 2012	Six Months Ended April 30, 2011	Increase (Decrease) $	Increase (Decrease) %
Revenues	$2,131,029	$2,089,252	$41,777	2.0%

Expenses
Operating	1,914,336	1,868,828	45,508	2.4%
Selling, general and administrative	169,184	166,050	3,134	1.9%
Amortization of intangible assets	10,850	10,959	(109)	(1.0)%

Total expense	2,094,370	2,045,837	48,533	2.4%

Operating profit	36,659	43,415	(6,756)	(15.6)%
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	(313)	—	(313)	NM *
Income from unconsolidated affiliates, net	4,633	1,619	3,014	NM *
Interest expense	(5,275)	(8,363)	(3,088)	(36.9)%

Income from continuing operations before income taxes	35,704	36,671	(967)	(2.6)%
Provision for income taxes	(13,317)	(14,066)	(749)	(5.3)%

Income from continuing operations	22,387	22,605	(218)	(0.9)%
Loss from discontinued operations, net of taxes	(45)	(24)	(21)	NM *

Net income	$22,342	$22,581	$(239)	(1.1)%

*	Not Meaningful

Net Income and Income from Continuing Operations

Net income and income from continuing operations in the six months ended April 30, 2012 decreased by $0.2 million to $22.4 million ($0.41 per diluted share) from $22.6 million ($0.42 per diluted share) in the six months ended April 30, 2011.

The decrease in net income and income from continuing operations was primarily related to:

•	$5.1 million of legal expense associated with the settlement of certain legal cases;

•	$4.8 million increase in payroll related expenses associated with higher federal and state unemployment insurance rates;

•	$2.7 million of legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture; and

•	$1.5 million of costs associated with the Company’s branding initiative;

partially offset by:

•	a $4.8 million decrease in transaction costs associated with the Linc Acquisition;

•	a $3.1 million decrease in interest expense due to a decrease in average borrowings and average interest rates under the Facility;

•

a $3.0 million increase in income from unconsolidated affiliates primarily related to the Company’s share of gains associated with property sales completed by one of its investments in a low income housing partnership; and

•

a $2.7 million sales allowance reserve reduction primarily driven by sustained improvements in historical and expected credits on client receivables which the Company attributes, in part, to its recently enhanced billing systems and related processes.

Revenues

Revenues increased by $41.8 million, or 2.0%, in the six months ended April 30, 2012, as compared to the six months ended April 30, 2011. The Company’s increase in revenues was primarily related to revenues associated with the Linc Acquisition.

Operating Expenses

As a percentage of revenues, gross margin was 10.2% and 10.6% in the six months ended April 30, 2012 and 2011, respectively. The decrease in gross margin was primarily related to the continuing impact of price compressions and an increase in payroll and payroll related expenses, including higher federal and state unemployment insurance rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues remained flat at 7.9% in the six months ended April 30, 2012 and 2011. Selling, general and administrative expenses increased $3.1 million, or 1.9%, in the six months ended April 30, 2012 compared to the six months ended April 30, 2011.

The increase in selling, general and administrative expenses was primarily related to:

•	$5.1 million of legal expense associated with the settlement of certain legal cases;

•	$2.7 million of legal fees associated an internal investigation into a foreign entity previously affiliated with a joint venture; and

•	$1.5 million of costs associated with the Company’s branding initiative;

partially offset by:

•	$4.8 million reduction in transaction costs associated with the Linc Acquisition.

Interest Expense

Interest expense in the six months ended April 30, 2012 decreased $3.1 million, or 36.9%, to $5.3 million from $8.4 million in the six months ended April 30, 2011. The decrease was primarily related to a decrease in average borrowings and average interest rates under the Facility. The average outstanding balances under the Company’s Facility were $306.1 million and $378.4 million in the six months ended April 31, 2012 and 2011, respectively.

Amortization of Intangible Assets

Amortization of intangible assets in the six months ended April 30, 2012 decreased $0.1 million, or 1.0%, to $10.9 million from $11.0 million in the six months ended April 30, 2011. The decrease was primarily related to certain intangible assets being amortized using the sum-of-the-years’-digits method, which results in declining amortization expense over the assets’ useful life, partially offset by one additional month of amortization expense during the six months ended April 30, 2012, related to the intangible assets associated with the Linc Acquisition in December 2010.

Provision for Income Taxes

The effective tax rates on income from continuing operations for the six months ended April 30, 2012 and 2011 were 37.3% and 38.4%, respectively. The decrease in the effective tax rate was primarily due to the recording of certain discrete employment-based tax credits.

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

($ in thousands)	Six Months Ended April 30, 2012	Six Months Ended April 30, 2011	Increase (Decrease) $	Increase (Decrease) %
Revenues
Janitorial	$1,187,787	$1,184,860	$2,927	0.2%
Facility Solutions	456,323	421,845	34,478	8.2%
Parking	306,130	308,993	(2,863)	(0.9)%
Security	180,872	172,894	7,978	4.6%
Corporate and other	(83)	660	(743)	NM *

	$2,131,029	$2,089,252	$41,777	2.0%

Operating profit
Janitorial	$64,002	$64,798	$(796)	(1.2)%
Facility Solutions	12,746	14,292	(1,546)	(10.8)%
Parking	10,842	9,628	1,214	12.6%
Security	1,857	2,198	(341)	(15.5)%
Corporate and other	(52,788)	(47,501)	(5,287)	(11.1)%

Operating profit	36,659	43,415	(6,756)	(15.6)%
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	(313)	—	(313)	NM *
Income from unconsolidated affiliates, net	4,633	1,619	3,014	NM *
Interest expense	(5,275)	(8,363)	(3,088)	(36.9)%

Income from continuing operations before income taxes	$35,704	$36,671	$(967)	(2.6)%

*	Not Meaningful

Janitorial

Janitorial revenues of $1,187.8 million during the six months ended April 30, 2012, remained relatively consistent compared to $1,184.9 million in the six months ended April 30, 2011. The slight increase was primarily related to an increase in tag work and a reduction in the sales allowance reserve, primarily driven by sustained improvements in historical and expected credits on client receivables, partially offset by the continuing impact of lost business and contract price compression experienced in fiscal 2011 that exceeded additional revenue from new clients.

Operating profit decreased $0.8 million, or 1.2%, during the six months ended April 30, 2012 compared to the six months ended April 30, 2011. Operating profit margins slightly decreased by 0.1% from 5.5% in the six months ended April 30, 2011 to 5.4% in the six months ended April 30, 2012. The decrease was primarily related to the continuing impact of price compressions, increases in operating payroll and payroll related expenses, including higher federal and state unemployment insurance rates, and an increase in legal expenses and subcontractor costs, partially offset by a reduction in the sales allowance reserve, and lower selling, general and administrative expenses due to cost control measures.

Facility Solutions

Facility Solutions revenues increased $34.5 million, or 8.2%, during the six months ended April 30, 2012 compared to the six months ended April 30, 2011. The increase was primarily related to revenues associated with the Linc Acquisition.

Operating profit decreased by $1.5 million, or 10.8%, in the six months ended April 30, 2012 compared to the six months ended April 30, 2011. Operating profit margins decreased by 0.6% from 3.4% in the six months ended April 30, 2011 to 2.8% in the six months ended April 30, 2012. The decrease was primarily related to the unfavorable margin impact as a result of the termination of certain U.S. government contracts in Iraq, and certain contract losses.

Parking

Parking revenues decreased $2.9 million, or 0.9%, during the six months ended April 30, 2012 compared to the six months ended April 30, 2011. The decrease was primarily related to lost business, including the termination of certain unprofitable contracts, in excess of new business, partially offset by increased revenues from existing clients.

Operating profit increased $1.2 million, or 12.6%, during the six months ended April 30, 2012 compared to the six months ended April 30, 2011. Operating profit margins increased by 0.4% from 3.1% in the six months ended April 30, 2011 to 3.5% in the six months ended April 30, 2012. The increase was primarily related to improved operating margins on certain existing contracts, the termination of certain unprofitable contracts, and a reduction in payroll and payroll related expenses.

Security

Security revenues increased $8.0 million, or 4.6%, during the six months ended April 30, 2012 compared to the six months ended April 30, 2011. The increase was primarily related to additional revenues from new business that exceeded contract losses.

Operating profit decreased by $0.3 million, or 15.5%, during the six months ended April 30, 2012 compared to the six months ended April 30, 2011. Operating profit margins decreased by 0.3% from 1.3% in the six months ended April 30, 2011 to 1.0% in the six months ended April 30, 2012. The decrease was primarily related to increases in payroll and payroll related expenses, including higher federal and state unemployment insurance rates, partially offset by a reduction in selling, general and administrative expenses due to cost control measures.

Corporate

Corporate expenses increased by $5.3 million during the six months ended April 30, 2012 compared to the six months ended April 30, 2011.

The increase in Corporate expenses was primarily related to:

•	$5.1 million of legal expense associated with the settlement of certain legal cases;

•	$2.7 million of legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture; and

•	$1.5 million of costs associated with the Company’s branding initiative;

partially offset by:

•	$4.8 million decrease in transaction costs associated with the Linc Acquisition.

Liquidity and Capital Resources

(in thousands)	April 30, 2012	October 31, 2011	Change
Cash and cash equivalents	$25,411	$26,467	$(1,056)
Working capital	$293,529	$290,561	$2,968

	Six Months Ended April 30,
(in thousands)	2012	2011	Change
Net cash provided by operating activities	$55,522	$33,177	$22,345
Net cash used in investing activities	$(15,082)	$(297,725)	$282,643
Net cash (used in) provided by financing activities	$(41,496)	$248,392	$(289,888)

The Company believes that the cash generated from operations and amounts available under the Facility will be sufficient to fund the Company’s operations and cash requirements in the foreseeable future. As of April 30, 2012, the total outstanding amounts under the Company’s Facility in the form of cash borrowings and standby letters of credit were $266.0 million and $96.7 million, respectively. As of April 30, 2012, the total available credit under the Facility was $287.3 million. The Company’s ability to draw down available amounts under the Facility is subject to compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under the Facility include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of April 30, 2012, the Company was in compliance with all financial covenants and expects to be in compliance in the foreseeable future.

Working Capital

Working capital increased by $3.0 million to $293.5 million at April 30, 2012 from $290.5 million at October 31, 2011. Excluding the effects of discontinued operations, working capital increased by $4.0 million to $292.6 million at April 30, 2012 from $288.6 million at October 31, 2011. The increase in working capital was primarily driven by the timing of collections received from clients, and payments made for prepaid expenses and employee-compensation-related accruals, partially offset by use of cash to pay down a portion of the outstanding borrowings under the Facility, and the timing of payments made for insurance claims, income taxes, and other accrued liabilities.

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $22.3 million to $55.5 million at April 30, 2012 from $33.2 million at April 30, 2011. The increase was primarily related to the timing of collections received from clients, payments made for vendor invoices, insurance claims, income taxes and other accrued liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $282.6 million to $15.1 million at April 30, 2012 from $297.7 million at April 30, 2011. The decrease in net cash used in investing activities is primarily related to $292.2 million cash paid, net of cash acquired, for the Linc Acquisition in December 2010, partially offset by the redemption of an auction rate security of $5.0 million in February 2011, and a period-over-period increase in property, plant and equipment in the amount of $6.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $41.5 million at April 30, 2012 compared to net cash provided of $248.4 million at April 30, 2011. The $289.9 million decrease in cash flows for financing activities was primarily related to $306.8 million of cash borrowed to finance the Linc Acquisition in fiscal 2011, partially offset by cash paid on deferred financing costs of $5.0 million, and higher net repayments made on the Company’s Facility during the six months ended April 30, 2012.

Contingencies

The Company is subject to legal proceedings, settlements, class actions, and purported class actions arising from the ordinary course of business, generally including employment-based claims and customer contract claims. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. At April 30, 2012, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $10.6 million.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $0 and $2.3 million. Factors underlying this estimate will change from time to time, and actual results may vary significantly from this estimate. Those matters for which the Company cannot reasonably estimate potential losses are not included within this estimated range and, therefore, this range does not represent the Company’s maximum potential loss exposure. The ultimate resolution of such matters is always uncertain, and any such proceeding brought against the Company could have a material adverse impact on its financial condition and results of operations.

For additional information about the Company’s contingencies, see Notes to Unaudited Consolidated Financial Statements – Note 10. Contingencies.

Critical Accounting Policies and Estimates

The Company’s accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. There have been no significant changes to the Company’s critical accounting policies and estimates, including factors which might result in an impairment of goodwill associated with the Security segment in the future. For a description of the Company’s critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements see Notes to Unaudited Consolidated Financial Statements – Note 2. Unaudited Interim Financial Information: Recent Accounting Pronouncements.

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, and, in particular, statements found in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that are not historical in nature are forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve predictions. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company urges readers to consider those risks and uncertainties in evaluating its forward-looking statements. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Unless otherwise noted, all information in the discussion and references to years are based on the Company’s fiscal year, which ends on October 31.

There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in the Annual Report. These factors include but are not limited to the following:

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

•

significant delays or reductions in appropriations for our government contracts as well as changes in government and clients’ priorities and requirements (including cost-cutting, the potential deferral of awards, reductions or termination of expenditures in response to the priorities of Congress and the Executive Office, or budgetary cuts) may negatively affect our business, and could have a material adverse effect on our financial position, results of operations or cash flows;

•	we incur significant accounting and other control costs that reduce profitability;

•	a decline in commercial office building occupancy and rental rates could negatively affect our revenues and profitability;

•	deterioration in economic conditions in general could further reduce the demand for facility services and, as a result, could reduce our earnings and adversely affect our financial condition;

•	financial difficulties or bankruptcy of one or more of our major clients could adversely affect our results;

•	our ability to operate and pay our debt obligations depends upon our access to cash;

•	future declines in the fair value of our investments in auction rate securities could negatively impact our earnings;

•	uncertainty in the credit markets may negatively impact our costs of borrowing, our ability to collect receivables on a timely basis and our cash flow;

•	any future increase in the level of debt or in interest rates can negatively affect our results of operations;

•	an impairment charge could have a material adverse effect on our financial condition and results of operations;

•	we are defendants in a number of class and representative actions or other lawsuits alleging various claims that could cause us to incur substantial liabilities;

•	federal health care reform legislation may adversely affect our business and results of operations;

•	changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations and financial results;

•	labor disputes could lead to loss of revenues or expense variations;

•	we participate in multiemployer defined benefit plans which could result in substantial liabilities being incurred; and

•	natural disasters or acts of terrorism could disrupt services.

Additional information regarding these and other risks and uncertainties the Company faces is contained in the Annual Report and in other reports it files from time to time with the Securities and Exchange Commission.

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

Interest Rate Risk

Line of Credit

The Company’s exposure to interest rate risk primarily relates to its variable rate based borrowings under the $650.0 million five-year syndicated line of credit that expires in September 2016. At April 30, 2012, outstanding LIBOR-and IBOR-based borrowings of $266.0 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 90 days, the line of credit extends through September 2016, subject to the terms of the line of credit. The Company anticipates borrowing similar amounts for periods of one week to three months. A hypothetical 1% increase in interest rates during 2012 would have added additional interest expense of $1.4 million on the average outstanding borrowings under the Company’s line of credit, net of the interest rate swap agreements, in the six months ended April 30, 2012.

For additional information about the Company’s line of credit, see Notes to Unaudited Consolidated Financial Statements – Note 8. Line of Credit Facility.

Interest Rate Swap

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

As of April 30, 2012, the fair value of the interest rate swap was a $0.2 million liability, which was included in “retirement plans and other” on the accompanying unaudited consolidated balance sheet. The effective portion of this cash flow hedge is recorded within accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings. The amount included in accumulated other comprehensive loss was $0.2 million ($0.1 million, net of taxes) at April 30, 2012.

For additional information about the Company’s interest rate swap, see Notes to Unaudited Consolidated Financial Statements – Note 8. Line of Credit Facility: Interest Rate Swap.

Investment in Auction Rate Securities

At April 30, 2012, the Company held investments in auction rate securities from four different issuers having an aggregate original principal amount of $20.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2025 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). A hypothetical 1% increase in interest rates during 2012 would have added approximately $0.1 million of additional interest income in the six months ended April 30, 2012.

During the quarter ended April 30, 2012, the Company recorded an additional other-than-temporary impairment (“OTTI”) credit loss of $0.3 million for one of its auction rate securities, driven primarily from a change in the expected values of cash flows to be received in the future. The Company had previously recognized an OTTI credit loss of $1.7 million for this security as of the year ended October 31, 2011.

For additional information about the Company’s auction rate securities, see Notes to Unaudited Consolidated Financial Statements – Note 6. Auction Rate Securities.

Foreign Currency

Substantially all of the operations of the Company are conducted in the United States and, as such, are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

a.	Disclosure Controls and Procedures

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

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the continued remediation of certain controls associated with the Linc Acquisition on December 1, 2010 and integration activities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of material developments in the Company’s litigation occurring in the period covered by this report can be found in Note 10, “Contingencies,” to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2011, in response to Item 1A. “Risk Factors”, to Part I of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

10.1*‡	2006 Equity Incentive Plan, as amended and restated January 10, 2012.

31.1‡	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2‡	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement
‡	Indicates filed herewith
†	Indicates furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

June 7, 2012	/s/ James S. Lusk
James S. Lusk
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 7, 2012	/s/ Dean A. Chin
Dean A. Chin
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)