Form 10-Q
period 2012-07-31
ABM INDUSTRIES INC /DE/
filed 2012-09-06
CIK 771497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 30, 2012
Common Stock, $0.01 par value per share	54,228,654 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(in thousands, except share and per share amounts)	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$21,650	$26,467
Trade accounts receivable, net of allowances of $11,197 and $13,485 at July 31, 2012 and October 31, 2011, respectively	577,898	552,098
Notes receivable and other	56,872	52,756
Prepaid expenses	50,726	41,823
Prepaid income taxes	4,232	7,205
Deferred income taxes, net	38,096	40,565
Insurance recoverables	10,173	10,851
Current assets of discontinued operations	467	1,992

Total current assets	760,114	733,757

Insurance deposits	31,720	35,974
Other investments and long-term receivables	5,013	5,798
Investments in unconsolidated affiliates, net	14,987	14,423
Investments in auction rate securities	16,704	15,670
Property, plant and equipment, net of accumulated depreciation of $117,984 and $97,819 at July 31, 2012 and October 31, 2011, respectively	62,753	60,009
Other intangible assets, net of accumulated amortization of $94,755 and $78,669 at July 31, 2012 and October 31, 2011, respectively	114,662	128,994
Goodwill	750,944	750,872
Noncurrent deferred income taxes, net	33,254	30,948
Noncurrent insurance recoverables	55,176	59,759
Other assets	41,568	43,394

Total assets	$1,886,895	$1,879,598

See accompanying notes to unaudited consolidated financial statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

	July 31,	October 31,
(in thousands, except share and per share amounts)	2012	2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$124,371	$130,464
Accrued liabilities
Compensation	111,201	112,233
Taxes—other than income	20,288	19,144
Insurance claims	82,889	78,828
Other	116,205	102,220
Income taxes payable	5,029	307

Total current liabilities	459,983	443,196

Noncurrent income taxes payable	43,996	38,236
Line of credit	252,000	300,000
Retirement plans and other	36,466	39,707
Noncurrent insurance claims	268,958	262,573

Total liabilities	1,061,403	1,083,712

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,200,540 and 53,333,071 shares issued at July 31, 2012 and October 31, 2011, respectively	542	533
Additional paid-in capital	229,134	211,389
Accumulated other comprehensive loss, net of taxes	(1,906)	(2,661)
Retained earnings	597,722	586,625

Total stockholders’ equity	825,492	795,886

Total liabilities and stockholders’ equity	$1,886,895	$1,879,598

See accompanying notes to unaudited consolidated financial statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues	$1,079,235	$1,076,247	$3,210,264	$3,165,499

Expenses
Operating	971,628	952,844	2,885,964	2,821,672
Selling, general and administrative	79,100	76,356	248,284	242,406
Amortization of intangible assets	5,334	6,314	16,184	17,273

Total expenses	1,056,062	1,035,514	3,150,432	3,081,351

Operating profit	23,173	40,733	59,832	84,148
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	—	(313)	—
Income from unconsolidated affiliates, net	747	1,166	5,380	2,785
Interest expense	(2,407)	(4,114)	(7,682)	(12,477)

Income from continuing operations before income taxes	21,513	37,785	57,217	74,456
Provision for income taxes	(8,887)	(9,874)	(22,204)	(23,940)

Income from continuing operations	12,626	27,911	35,013	50,516
Loss from discontinued operations, net of taxes	(49)	(36)	(94)	(60)

Net income	$12,577	$27,875	$34,919	$50,456

Net income per common share—Basic
Income from continuing operations	$0.23	$0.52	$0.65	$0.95
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.23	$0.52	$0.65	$0.95

Net income per common share—Diluted
Income from continuing operations	$0.23	$0.51	$0.64	$0.93
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.23	$0.51	$0.64	$0.93

Weighted-average common and common equivalent shares outstanding
Basic	54,145	53,207	53,863	53,051
Diluted	55,000	54,201	54,819	54,084

Dividends declared per common share	$0.145	$0.140	$0.435	$0.420

See accompanying notes to unaudited consolidated financial statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	July 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$34,919	$50,456
Loss from discontinued operations, net of taxes	94	60

Income from continuing operations	35,013	50,516
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	38,559	39,010
Deferred income taxes	(421)	13,960
Share-based compensation expense	7,303	6,689
Provision for bad debt	1,661	2,842
Discount accretion on insurance claims	536	655
Auction rate security credit loss impairment	313	—
Gain on sale of assets	(1,298)	(110)
Income from unconsolidated affiliates, net	(5,380)	(2,785)
Distributions from unconsolidated affiliates	4,583	985
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(27,042)	(30,809)
Prepaid expenses and other current assets	(12,761)	(15,265)
Insurance recoverables	5,261	5,301
Other assets and long-term receivables	7,790	9,172
Income taxes payable	13,455	1,398
Retirement plans and other non-current liabilities	(2,119)	(2,085)
Insurance claims	9,910	(12,032)
Trade accounts payable and other accrued liabilities	6,794	15,110

Total adjustments	47,144	32,036

Net cash provided by continuing operating activities	82,157	82,552
Net cash provided by discontinued operating activities	1,623	2,285

Net cash provided by operating activities	83,780	84,837

Cash flows from investing activities:
Additions to property, plant and equipment	(23,765)	(16,547)
Proceeds from sale of assets and other	2,185	415
Purchase of businesses, net of cash acquired	(5,640)	(290,478)
Investments in unconsolidated affiliates	—	(955)
Proceeds from redemption of auction rate securities	—	5,000

Net cash used in investing activities	(27,220)	(302,565)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	10,055	9,519
Dividends paid	(23,425)	(22,278)
Deferred financing costs paid	(14)	(4,991)
Borrowings from line of credit	604,000	740,500
Repayment of borrowings from line of credit	(652,000)	(516,000)
Changes in book cash overdrafts	7	11,146

Net cash (used in) provided by financing activities	(61,377)	217,896

Net (decrease) increase in cash and cash equivalents	(4,817)	168
Cash and cash equivalents at beginning of period	26,467	39,446

Cash and cash equivalents at end of period	$21,650	$39,614

See accompanying notes to unaudited consolidated financial statements

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Nine Months Ended
	July 31,
(in thousands)	2012	2011
Supplemental Data:
Cash paid for income taxes, net of refunds received	$8,928	$7,838
Tax effect from exercise of options	—	1,366
Cash received from exercise of options	10,051	8,153
Interest paid on line of credit	4,139	7,821

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

The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Parking revenues related solely to the reimbursement of expenses totaled $75.6 million and $73.8 million for the three months ended July 31, 2012 and 2011, respectively, and $229.7 million and $225.3 million for the nine months ended July 31, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company expects to adopt ASU 2011-11 on November 1, 2013. The adoption of ASU 2011-11 will not have a material impact on the Company’s disclosures.

In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This amendment defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. ASU 2011-12 is effective at the same time as Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that this ASU 2011-12 is deferring. ASUs 2011-12 and 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects to adopt ASUs 2011-12 and 2011-05 on November 1, 2012. The Company does not expect the adoption of these new disclosure requirements to have a material impact on its disclosures or consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued Accounting Standards Update 2012-02 (“ASU 2012-02”), Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the qualitative impairment test for that asset. The objective of ASU 2012-02 is to simplify how an entity tests indefinite-lived intangible assets for impairment and to make the impairment test similar to the recent changes for testing goodwill for impairment (ASU 2011-08, Testing Goodwill for Impairment). ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company expects to adopt ASU 2012-02 on November 1, 2012. The adoption of this ASU will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2012	2011	2012	2011
Income from continuing operations	$12,626	$27,911	$35,013	$50,516
Loss from discontinued operations, net of taxes	(49)	(36)	(94)	(60)

Net income	$12,577	$27,875	$34,919	$50,456

Weighted-average common and common equivalent shares outstanding—Basic	54,145	53,207	53,863	53,051
Effect of dilutive securities:
Stock options	242	466	320	539
Restricted stock units	363	282	367	284
Performance shares	250	246	269	210

Weighted-average common and common equivalent shares outstanding—Diluted	55,000	54,201	54,819	54,084

Net income per common share
Basic	$0.23	$0.52	$0.65	$0.95
Diluted	$0.23	$0.51	$0.64	$0.93

The diluted net income per common share excludes certain stock options, restricted stock units, and performance shares since the effect of including these awards would have been anti-dilutive, as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2012	2011	2012	2011
Stock options	1,208	739	1,131	706
Restricted stock units	105	27	77	21
Performance shares	—	—	—	23

4. Acquisitions

TEGG and CurrentSAFE Acquisition

On May 1, 2012, Linc Network, LLC (“Linc Network”), a wholly owned subsidiary of the Company, entered into an asset purchase agreement with TEGG Corporation (“TEGG”), CurrentSAFE Corporation (“CurrentSAFE”) (both privately held Delaware corporations), TEGG’s shareholder and certain other parties, pursuant to which Linc Network acquired substantially all of the assets and assumed certain liabilities of TEGG and CurrentSAFE, and also acquired certain software technology from TEGG’s shareholder, for an aggregate purchase price of $6.2 million in cash, subject to certain hold back amounts aggregating to $0.8 million, primarily related to working capital adjustments and indemnification provisions for representations and warranties (the “TEGG Acquisition”). The indemnification hold back amount is included in “Other assets” and “Retirement plans and other” on the accompanying consolidated balance sheet at July 31, 2012.

The assets acquired represent the franchise operations of TEGG and CurrentSAFE, and through this acquisition, the Company has expanded its electrical services to include electrical preventive and predictive maintenance solutions. The acquired net assets and results from operations have been included in the Company’s Facility Solutions segment (previously referred to as the Engineering segment) since May 1, 2012, the date of acquisition.

This acquisition was accounted for under the acquisition method of accounting. The Company has allocated the purchase price based on preliminary estimates of fair value for assets acquired and liabilities assumed using information currently available. Adjustments, if any, to the preliminary allocation are not expected to be material.

The preliminary purchase price and related allocations are summarized as follows:

Amounts
(in thousands)
Consideration transferred:
Cash paid at closing, net of cash acquired of $160	$5,179
Indemnification hold back amount	461
Other hold back amounts	350
Working capital adjustment	(519)

Total cash consideration	$5,471

Allocated to:
Other identifiable intangible assets	$2,300
Software technology	2,100
Goodwill	1,714
Other assets	775
Accrued liabilities and other	(1,418)

Net assets acquired	$5,471

The TEGG Acquisition related costs of $0.2 million were expensed as incurred and were recorded in selling, general and administrative expenses. Other identifiable intangible assets primarily consist of customer contracts and relationships with a weighted average life of 14 years.

Goodwill represents the excess cost over the fair value of the net tangible and intangible assets acquired. Factors that contributed to a purchase price resulting in the recognition of goodwill include the Company’s strategic initiative to expand the scope and product range of its facility solutions franchise offerings into the electrical services solutions business which will provide for further expansion of this business and enhance comprehensive service offerings. The goodwill and intangible assets balance expected to be deductible for tax purposes is $4.0 million.

Revenues from the TEGG Acquisition were approximately $2.0 million since the date of acquisition. Pro forma and other supplemental financial information is not presented as this acquisition is not a material business combination to the Company’s consolidated financial statements.

Linc Acquisition

On December 1, 2010, the Company acquired all of the outstanding limited liability company interests of The Linc Group, LLC (“Linc”) for an aggregate purchase price of $298.7 million in cash (the “Linc Acquisition”). The operations of Linc are included in the Facility Solutions segment as of the acquisition date. Linc provides end-to-end integrated facilities management services, military base operation services, and translation and other services in support of U.S. military operations. Linc’s clients include state and federal governments, commercial entities and residential customers, throughout the United States and in select international locations. The acquisition was accounted for under the acquisition method of accounting. Pro forma financial information for this acquisition has not been provided as such information is not material to the Company’s consolidated financial statements.

5. Fair Value of Financial Instruments

As prescribed by FASB Accounting Standards Codification 820 (“ASC 820”), Fair Value Measurement, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value should maximize the use of relevant observable inputs, which consist of market data obtained from independent sources and minimize the use of unobservable inputs, which include market data determined using the Company’s own assumptions about valuation. ASC 820 establishes a hierarchy to prioritize the inputs to valuation techniques, with the highest priority being given to Level 1 inputs and the lowest priority to Level 3 inputs, as described below:

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

The following table presents the fair value hierarchy, carrying amounts, and fair values of the Company’s financial instruments measured on a recurring basis and other select significant financial instruments as of July 31, 2012 and October 31, 2011:

		July 31, 2012		October 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
(in thousands)	Hierarchy	Amount	Value	Amount	Value
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan	1	$4,930	$4,930	$4,717	$4,717
Investments in auction rate securities	3	16,704	16,704	15,670	15,670

		21,634	21,634	20,387	20,387

Other select financial asset
Cash and cash equivalents	1	21,650	21,650	26,467	26,467

Total		$43,284	$43,284	$46,854	$46,854

Financial liability measured at fair value on a recurring basis
Interest rate swap	2	$249	$249	$253	$253

Other select financial liability
Line of credit	2	252,000	252,000	300,000	300,000

Total		$252,249	$252,249	$300,253	$300,253

The following methods and assumptions were used to estimate the fair value of the Company’s classes of financial instruments measured on a recurring basis and other select financial instruments:

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

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. The fair value is then compared to a valuation received from an independent third-party. See Note 8, “Line of Credit Facility.”

Due to variable interest rates, the carrying value of outstanding borrowings under the Company’s line of credit approximates its fair value. See Note 8, “Line of Credit Facility.”

The Company’s non-financial assets and liabilities, which include goodwill and long lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, the Company would evaluate the non-financial assets and liabilities for impairment. If an impairment was to occur, the asset or liability would be recorded at the estimated fair value.

During the nine months ended July 31, 2012, the Company had no transfers of assets or liabilities between any of the above hierarchy levels.

6. Auction Rate Securities

As of July 31, 2012, the Company holds investments in auction rate securities from four different issuers having an original principal amount of $5.0 million each (aggregating $20.0 million). These auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007. At July 31, 2012 and October 31, 2011, the estimated fair value of these securities, in total, was approximately $16.7 million and $15.7 million, respectively. As of July 31, 2012, three of the Company’s auction rate securities, with an aggregate fair value of $11.7 million, were in a continuous unrealized loss position for less than twelve months, and the remaining auction rate security, with a fair value of $5.0 million, was not in an unrealized loss position. As of October 31, 2011, three of the Company’s auction rate securities, with an aggregate fair value of $10.7 million, were in a continuous unrealized loss position for more than twelve months, and the remaining auction rate security, with a fair value of $5.0 million, was not in an unrealized loss position.

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

The following table presents the significant assumptions used to determine the fair value of the Company’s auction rate securities at July 31, 2012 and October 31, 2011:

Assumptions	July 31, 2012	October 31, 2011
Discount rates	L + 2.34% - L + 10.52%	L + 3.21% - L + 17.50%
Yields	2.15%, L + 2.00% - L + 3.50%	L + 2.00% - L + 3.50%
Average expected lives	4 - 10 years	4 - 10 years

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

During the nine months ended July 31, 2012, the Company recorded an OTTI credit loss of $0.3 million for one of its auction rate securities, driven primarily from a change in the expected values of cash flows to be received in the future. The Company had previously recognized an OTTI credit loss of $1.7 million for this security as of the year ended October 31, 2011. The credit losses were based upon the difference between the present value of the expected cash flows to be collected and the amortized cost basis of the security. Significant assumptions used in estimating the credit loss include: (1) default rates for the security and the mono-line insurer, if any (which were based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents the Company’s view of when market efficiencies for securities may be restored). Adverse changes in any of these factors could result in additional declines in fair value and further other-than-temporary impairments in the future.

The following table presents the changes in the cost basis and fair value of the Company’s auction rate securities for the nine months ended July 31, 2012:

		Fair Value
(in thousands)	Cost Basis	(Level 3)
Balance at beginning of year	$18,307	$15,670
Unrealized gains included in accumulated other comprehensive loss	—	2,477
Unrealized losses included in accumulated other comprehensive loss	—	(1,443)
Other-than-temporary credit losses recognized in earnings	(313)	—

Balance at July 31, 2012	$17,994	$16,704

At July 31, 2012 and October 31, 2011, unrealized losses of $1.3 million ($0.8 million net of taxes) and $2.6 million ($1.6 million net of taxes), respectively, were recorded in accumulated other comprehensive loss.

7. Self-Insurance

The Company self-insures certain insurable risks, such as workers’ compensation, general liability, automobile and property damage. The Company periodically performs a thorough review, with the assistance of external professionals, of its estimate of the ultimate cost for self-insurance reserves. As part of this evaluation, the Company reviews the status of existing and new claims and coordinates this review with third-party claims administrators. The Company compares actual trends to expected trends and monitors claims developments. The third-party claims administrators that manage the claims for the Company project their estimates of the ultimate cost for each claim based upon known factors related to the management of the claims, legislative matters, and case law. After reviewing the findings with the Company, the specific case reserves estimated by the third-party claims administrators are provided to an actuary who assists the Company in projecting an actuarial estimate of the overall ultimate cost for self-insurance, which includes the case reserves plus an actuarial estimate of reserves required for additional developments, including “incurred but not reported” claim costs. The independent third-party’s actuarial estimate of the reserves is reviewed by management and forms the basis for management’s best estimate of the reserves, as recorded in the Company’s financial statements.

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

Actuarial evaluations completed during the three months ended July 31, 2012, covering certain self-insurance programs of the Company, resulted in an increase in the self-insurance reserve of $9.7 million, substantially all of which pertains to prior year claims. This adjustment was recorded in the Corporate segment. The increase was primarily related to higher than expected losses in general liability and workers’ compensation claims for years prior to fiscal 2012. During the fourth quarter of 2012, actuarial reports are expected to be completed for the Company’s remaining programs using recent claims data and may result in additional adjustments to earnings during that period.

At July 31, 2012, the Company had $96.9 million in standby letters of credit (primarily related to its workers’ compensation, general liability, automobile, and property damage programs), $31.7 million in restricted insurance deposits, and $211.1 million in surety bonds (of which $35.1 million supported insurance claim liabilities). At October 31, 2011, the Company had $97.0 million in standby letters of credit, $36.0 million in restricted insurance deposits, and $231.5 million in surety bonds (of which $30.9 million supported insurance claim liabilities).

8. Line of Credit Facility

The Company holds a $650.0 million five-year syndicated line of credit that is scheduled to expire on September 8, 2016 (the “Facility”). The Company has the option to increase the size of the Facility to $850.0 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). The Facility is available for working capital, the issuance of standby letters of credit, the financing of capital expenditures, and other general corporate purposes, including acquisitions. The Facility is inclusive of two sub-facilities: (1) up to $50.0 million in swing line advances, and (2) up to $300.0 million for letters of credit, for borrowing by the Company.

The Facility includes covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the Facility also requires that the Company maintain the following three financial covenants which are described in Note 9, “Line of Credit Facility”, to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for 2011: (1) a fixed charge coverage ratio; (2) a leverage ratio; and (3) a combined net worth test. The Company was in compliance with all covenants as of July 31, 2012.

As of July 31, 2012, the total outstanding amount under the Facility in the form of cash borrowings was $252.0 million, which included $2.0 million in swing line borrowings. Available credit under the line of credit was up to $301.3 million at July 31, 2012. Available credit under the swing line credit facility was up to $48.0 million and $50.0 million at July 31, 2012 and October 31, 2011, respectively. The weighted average interest rate on the outstanding balance of the swing line credit facility was 1.66% at July 31, 2012. The Company’s ability to draw down available amounts under its line of credit is subject to compliance with the covenants described above.

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

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. The Company includes its own credit risk for financial instruments deemed liabilities and counterparty credit risks for financial instruments deemed assets when measuring the fair value of derivative financial instruments. For derivative instruments designated as cash flow hedges, the effective portion of the derivative’s mark-to-market gain or loss is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Interest payable and receivable under the swap agreement is accrued and recorded as an adjustment to interest expense.

As of July 31, 2012 and October 31, 2011, the fair value of the interest rate swap was a liability of $0.2 million and $0.3 million, respectively, which were included in “Retirement plans and other” on the accompanying consolidated balance sheets. The amount included in accumulated other comprehensive loss was $0.2 million ($0.1 million, net of taxes) and $0.3 million ($0.2 million, net of taxes) at July 31, 2012 and October 31, 2011, respectively.

Unrealized net losses related to the interest rate swap contract which are expected to be reclassified from AOCI to earnings during the next 12 months were $0.2 million at July 31, 2012.

The following tables set forth the effect of the Company’s interest rate swap contract on the consolidated financial statements for the three and nine months ended July 31, 2012 and 2011:

	Amount of loss recognized in AOCI on derivative (effective portion) (in thousands)
Derivatives designated as cash	Three months ended July 31		Nine months ended July 31
flow hedging relationships	2012	2011	2012	2011
Interest rate swap	$(49)	$(354)	$(117)	$(108)

	Amount of loss reclassified from AOCI into income (effective portion) (in thousands)
Location of loss reclassified	Three months ended July 31		Nine months ended July 31
from AOCI into income (effective portion)	2012	2011	2012	2011
Interest expense	$(42)	$(45)	$(121)	$(395)

9. Benefit Plans

The components of net periodic benefit cost of the Company’s defined benefit plans and post-retirement benefit plans attributable to participants associated with continuing operations for the three and nine months ended July 31, 2012 and 2011 were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2012	2011	2012	2011
Defined Benefit Plans
Service cost	$12	$12	$36	$35
Interest	124	142	372	427
Expected return on plan assets	(122)	(93)	(365)	(280)
Amortization of actuarial losses	24	29	73	86

Net expense	$38	$90	$116	$268

Post-Retirement Benefit Plans
Service cost	$3	$3	$9	$10
Interest	62	64	185	192

Net expense	$65	$67	$194	$202

10. Contingencies

The Company is subject to legal proceedings, settlements, class actions, and purported class actions arising from the ordinary course of business, generally including employment-based claims and customer contract claims. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. In accordance with FASB Accounting Standards Codification 450-20, Loss Contingencies, the Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred. At July 31, 2012, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $6.9 million.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $0 and $92.3 million, including $89.7 million related to the “Augustus case” noted below. Factors underlying this estimate will change from time to time, and actual results may vary significantly from this estimate. Those matters for which the Company cannot reasonably estimate potential losses are not included within this estimated range and, therefore, this range does not represent the Company’s maximum potential loss exposure. The ultimate resolution of such matters is always uncertain, and any such proceeding brought against the Company could have a material adverse impact on its financial condition and results of operations.

There have been no significant changes to the cases disclosed in Note 11 in the Company’s Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011, except as described below.

The Company is a defendant in the previously reported consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services filed on July 12, 2005 in the Superior Court of California, Los Angeles County (the “Augustus case”). The Augustus case is a class action involving allegations that the Company violated certain state laws relating to meal and rest breaks. As previously disclosed, the plaintiffs filed a motion for summary judgment on the rest break claim seeking damages in the amount of $103.0 million. On July 6, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”) heard plaintiffs’ motion for damages on the rest break claim and the Company’s motion to decertify the class. The Superior Court denied the Company’s motion and awarded plaintiffs damages. On July 31, 2012, the Superior Court entered judgment in favor of plaintiffs in the amount of approximately $89.7 million, which is included in the range of loss for all reasonably possible losses noted above. This amount does not include plaintiffs’ counsel’s fees. The Company strongly disagrees with the decisions of the Superior Court, firmly believes that it has complied with applicable law, and intends to vigorously appeal these decisions.

The Company was a defendant in the previously reported consolidated cases of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006 in Los Angeles Superior Court (the “Superior Court”). On June 22, 2011, the parties accepted a mediator’s proposal which involves settling all the claims made in the first amended complaint for the period of October 1, 2002 to the date on which the Superior Court grants preliminary approval of the settlement. The Superior Court granted its preliminary approval of the settlement on December 13, 2011. On January 27, 2012, the notice to the class of the settlement was mailed. The Superior Court approved the final settlement on May 21, 2012. Settlement funds totaling approximately $3.2 million, including payments to plaintiff’s attorneys, were disbursed in late May 2012.

The Company is a defendant in the previously reported case of Khadera v. American Building Maintenance Co.- West and ABM Industries filed on March 24, 2008 in the U.S. District Court of Washington, Western District (the “Khadera case”). The Khadera case is a collective action and involves allegations relating to unpaid overtime and meal and rest claims. It is an opt-in class under the Fair Labor Standards Act and 343 plaintiffs are in the class. On March 14, 2012, the parties accepted a mediator’s proposal and settled this matter for $1.8 million, which includes payments to plaintiffs’ attorneys. The settlement is subject to the District Court’s approval of the settlement and the state court’s approval of the settlement in the companion Simpson case discussed below. The Company has accrued $1.8 million with respect to this matter, which is included in the total amount accrued for all litigation matters described above.

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

The Company is a defendant in the case of Las and Yanez v. ABM Industries Incorporated, et al. filed on April 6, 2011 in Illinois state court and subsequently removed to the U.S. District Court for the Northern District of Illinois (the “Las/Yanez case”). The Las/Yanez case involves allegations relating to unpaid overtime and off-the-clock work under federal and state law. It was filed as a collective action, but has not been certified as a class action or collective action. On May 4, 2012, the parties accepted a mediator’s proposal, which involves settling all the claims made in the operative complaint for the period of April 6, 2008 through May 7, 2012, subject to court approval. Under the terms of the proposed settlement, the gross settlement value (“GSV”) is the total agreed-upon value of the claims of all settlement class members in the Las/Yanez case assuming that 100% of the settlement class members were to submit a claim. The parties have agreed that the GSV is equal to $5.5 million, less certain costs and payments to the named plaintiffs in this action. Under the terms of the proposed settlement, in the event that more than 30% of the settlement class, measured by the aggregate value of their claims in relation to the GSV, submits claims, the Company has the option to terminate the settlement agreement. The Company currently anticipates that payments to members of the settlement class who properly submit claims, together with payments to plaintiffs’ attorneys, will total approximately $2.1 million and that the Company’s maximum exposure would be approximately $2.9 million. The Company has accrued $2.1 million with respect to this matter, which is included in the total amount accrued for all litigation matters described above.

The Company is a defendant in the case of Bojorquez v. ABM Industries Incorporated and ABM Janitorial Services – Northern California, Inc. filed on January 13, 2010, in the San Francisco Superior Court (the “Superior Court”). Plaintiff brought suit for sexual harassment, retaliation, and failure to prevent harassment and discrimination. On May 17, 2012, a jury awarded the plaintiff approximately $0.8 million in damages. The Company anticipates that the plaintiff also will file an application for attorneys’ fees and costs with the Superior Court. The Company intends to appeal this decision.

Other

During October 2011, the Company began an internal investigation into matters relating to compliance with the U.S. Foreign Corrupt Practices Act and the Company’s internal policies in connection with services provided by a foreign entity affiliated with a former Linc joint venture partner. Such services commenced prior to the Linc Acquisition. As a result of the investigation, the Company has caused Linc to terminate its association with the arrangement. In December 2011, the Company contacted the U.S. Department of Justice and the Securities and Exchange Commission to voluntarily disclose the results of its internal investigation to date. The Company cannot reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, the Company does not believe that these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows. There have been no significant changes to the status of this internal investigation during the quarter ended July 31, 2012.

In June 2012, the Company settled certain matters arising under a contract related to a prior divestiture and, in connection therewith, made a payment of $1.8 million to the other party to the contract primarily in exchange for a release from certain restrictive covenants.

11. Comprehensive Income

The following table presents the components of comprehensive income for the three and nine months ended July 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2012	2011	2012	2011
Net income	$12,577	$27,875	$34,919	$50,456
Other comprehensive income:
Unrealized (losses) gains on auction rate securities	(1,290)	(355)	1,034	(23)
Reclass adjustment for credit losses recognized in earnings	—	—	313	—
Unrealized (losses) gains on interest rate swap agreement	(7)	(309)	4	287
Foreign currency translation	(155)	(41)	(86)	545
Actuarial gains—adjustments to pension and other post-retirement plans	24	16	73	49

Income tax benefit (expense) related to other comprehensive income	522	265	(583)	(127)

Comprehensive income	$11,671	$27,451	$35,674	$51,187

12. Income Taxes

The effective tax rates on income from continuing operations for the three months ended July 31, 2012 and 2011 were 41.3% and 26.1%, respectively. The effective tax rates on income from continuing operations for the nine months ended July 31, 2012 and 2011 were 38.8% and 32.2%, respectively. The tax provision for the three and nine months ended July 31, 2011 included a tax benefit of $4.7 million related to a re-measurement of certain unrecognized tax benefits. Additionally, the effective tax rate for the three and nine months ended July 31, 2012 increased due to the expiration of employment based tax credits as of December 31, 2011. At July 31, 2012, the Company had unrecognized tax benefits of $96.7 million, all of which, if recognized in the future, would impact its effective tax rate. Approximately $0.8 million of the Company’s unrecognized tax benefits has been recognized as a current liability. The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of July 31, 2012, the Company had accrued interest related to uncertain tax positions of $1.4 million. The Company estimates that a decrease in unrecognized tax benefits up to approximately $8.7 million is reasonably possible over the next twelve months.

The Company’s major tax jurisdiction is the United States. U.S. federal income tax returns for ABM, OneSource Services, Inc., and the Linc entities that are taxable as corporations, remain open for examination for the periods ending October 31, 2006 through October 31, 2011, March 31, 2000 through November 14, 2007, and December 31, 2008 through December 31, 2010, respectively. ABM is currently being examined by the Internal Revenue Service (“IRS”) for the tax years 2006 through 2008. The Company does business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. In major state jurisdictions, the tax years 2007 through 2011 remain open and subject to examination by appropriate tax authorities. The Company is currently being examined by the state taxing authorities in Illinois, Michigan, Utah, New Jersey, Massachusetts and Texas, and by the Commonwealth of Puerto Rico.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2012	2011	2012	2011
Revenues
Janitorial	$602,459	$598,697	$1,790,246	$1,783,557
Facility Solutions	229,903	236,213	686,226	658,058
Parking	154,980	153,323	461,110	462,316
Security	91,602	87,736	272,474	260,630
Corporate and other	291	278	208	938

	$1,079,235	$1,076,247	$3,210,264	$3,165,499

Operating profit
Janitorial	$34,850	$40,144	$98,852	$104,942
Facility Solutions	8,785	9,878	21,531	24,170
Parking	7,768	7,171	18,610	16,799
Security	2,962	2,813	4,819	5,011
Corporate and other	(31,192)	(19,273)	(83,980)	(66,774)

Operating profit	23,173	40,733	59,832	84,148
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	—	(313)	—
Income from unconsolidated affiliates, net	747	1,166	5,380	2,785
Interest expense	(2,407)	(4,114)	(7,682)	(12,477)

Income from continuing operations before income taxes	$21,513	$37,785	$57,217	$74,456

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

The following discussion of the financial condition and results of operations of ABM Industries Incorporated (“ABM”) and its subsidiaries (collectively the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011 (the “Annual Report”), which has been filed with the Securities and Exchange Commission, or (“SEC”).

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

Strategy and Outlook

The Company expects to continue to grow organically and through further domestic and international acquisitions in response to the perceived growing client demand for a global integrated facility service provider. The Company believes that achieving the desired long-term growth levels of revenues and profitability in the future will depend upon, among other things, its ability to attract and retain clients at desirable profit margins, make successful acquisitions (while maintaining a target leverage ratio), and keep overall costs low. Additionally, the Company continues to assess the impact that the annual federal budget and U.S. Government policy and strategy changes will have on its government clients. The Company plans to remain competitive by, among other things, expanding its presence in key vertical markets where it has built technical expertise, know-how, and client relationships, as well as differentiating services by leveraging investments made in technology and infrastructure.

Summary of Key Financial Performance Indicators

During the second half of 2011 and continuing throughout 2012, the U.S. economy was weaker than originally anticipated resulting in price compressions and certain contract losses from the Company’s clients. Further, a significant portion of the Company’s revenues are generated from contracts with the U.S. Government. The Company is continually assessing the potential impact that the size, composition, and timing of congressional approval of the annual federal budget will have on its government clients. In addition, the Company monitors and assesses the potential impact of U.S. Government policy and strategy changes on its government clients. While the volume of bid activity and request for proposals for future awards remains active, the Company’s government business has experienced and may continue to experience delays in new contract awards and in the start dates of currently awarded contracts or early termination of existing contracts. These factors, along with higher unemployment insurance expense, the accrual of certain legal settlement costs, and increased self-insurance expense, have negatively impacted the Company’s operating results in 2012.

The Company self-insures certain insurable risks, such as workers’ compensation, general liability, automobile, and property damage. The Company periodically performs a thorough review, with the assistance of external professionals, of its estimate of the ultimate cost for self-insurance reserves. As part of this evaluation, the Company reviews the status of existing and new claims and coordinates this review with third-party claims administrators. The Company compares actual trends to expected trends and monitors claims developments. The third-party claims administrators that manage the claims for the Company project their estimates of the ultimate cost for each claim based upon known factors related to the management of the claims, legislative matters, and case law. After reviewing the findings with the Company, the specific case reserves estimated by the third-party claims administrators are provided to an actuary who assists the Company in projecting an actuarial estimate of the overall ultimate cost for self-insurance, which includes the case reserves plus an actuarial estimate of reserves required for additional developments, including “incurred but not reported” claim costs. The independent third-party’s actuarial estimate of the reserves is reviewed by management and forms the basis for management’s best estimate of the reserves, as recorded in the Company’s financial statements.

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

During 2012, the Company noticed the effects of unfavorable developments in general liability and worker’s compensation claims for years prior to fiscal 2012. General liability claims related to earlier policy years experienced losses significantly higher than were previously estimated as a result of a large increase in known claims for older accident periods. Workers’ compensation expense was unfavorable in California and other states where the Company has a significant presence. Specifically, in California, workers’ compensation claims were favorable for older years, but adverse for more current years, primarily due to California’s general economic and workers’ compensation environment. After analyzing the historical loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods, the Company increased its expected losses for prior year claims, which resulted in an increase in the related self-insurance reserves of $9.5 million during the three months ended July 31, 2012, that was recorded in the Corporate segment. During the fourth quarter of 2012, actuarial reports are expected to be completed for the Company’s remaining programs using recent claims data and may result in additional adjustments to earnings during that period.

The Company’s total revenue increased by $3.0 million, or 0.3%, to $1,079.2 million in the three months ended July 31, 2012, as compared to $1,076.2 million in the three months ended July 31, 2011. The increase in revenues was driven by higher sales in the Security, Janitorial and Parking segments, partially offset by the continuing impact of price compressions, and revenue declines in the Facility Solutions segment. The decrease in the Facility Solutions segment was primarily related to lower government revenues due to the termination of certain U.S. Government contracts in Iraq earlier in the fiscal year, partially offset by higher ABM Building and Energy Solutions (“ABES”) revenues as a result of new contracts.

The Company’s total revenue increased by $44.8 million, or 1.4%, to $3,210.3 million in the nine months ended July 31, 2012, as compared to $3,165.5 million in the nine months ended July 31, 2011. The increase in revenues was primarily related to revenues associated with the acquisition of The Linc Group, LLC, which was acquired on December 1, 2010 (the “Linc Acquisition”).

Operating profit decreased by $17.5 million, or 43.1%, from $40.7 million in the three months ended July 31, 2011 to $23.2 million in the three months ended July 31, 2012, and decreased by $24.3 million, or 28.9%, from $84.1 million in the nine months ended July 31, 2011 to $59.8 million in the nine months ended July 31, 2012. The decrease was primarily related to an increase in self-insurance expense related to prior year claims as a result of actuarial valuations completed in the three months ended July 31, 2012 and higher payroll and payroll related expenses. The decrease in operating profit was also related to higher legal settlement costs, and the continuing impact of price compressions and contract losses, including the termination of certain U.S. Government contracts in Iraq earlier in the fiscal year.

In addition to revenues and operating profit, the Company’s management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable and payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on self-insured claims. Operating cash flows are also impacted by receivables relating to government contracts, as these receivables generally have longer collection periods. The Company’s net cash provided by continuing operating activities was $82.2 million and $82.6 million, for the nine months ended July 31, 2012 and 2011, respectively.

Results of Operations

Three Months Ended July 31, 2012 vs. Three Months Ended July 31, 2011

	Three Months Ended		Increase /
	July 31,		(Decrease)
($ in thousands)	2012	2011	$	%
Revenues	$1,079,235	$1,076,247	$2,988	0.3%

Expenses
Operating	971,628	952,844	18,784	2.0%
Gross margin as a % of revenues	10.0%	11.5%	(1.5)%
Selling, general and administrative	79,100	76,356	2,744	3.6%
As a % of revenues	7.3%	7.1%	0.2%
Amortization of intangible assets	5,334	6,314	(980)	(15.5)%

Total expenses	1,056,062	1,035,514	20,548	2.0%

Operating profit	23,173	40,733	(17,560)	(43.1)%
Income from unconsolidated affiliates, net	747	1,166	(419)	(35.9)%
Interest expense	(2,407)	(4,114)	(1,707)	(41.5)%

Income from continuing operations before income taxes	21,513	37,785	(16,272)	(43.1)%
Provision for income taxes	(8,887)	(9,874)	(987)	(10.0)%

Income from continuing operations	12,626	27,911	(15,285)	(54.8)%
Loss from discontinued operations, net of taxes	(49)	(36)	13	(36.1)%

Net income	$12,577	$27,875	$(15,298)	(54.9)%

Revenues

The Company’s total revenue increased by $3.0 million, or 0.3%, to $1,079.2 million in the three months ended July 31, 2012, as compared to $1,076.2 million in the three months ended July 31, 2011. The increase in revenues was driven by higher sales in the Security, Janitorial and Parking segments, partially offset by the continuing impact of price compressions, and a decline in the Facility Solutions segment revenues. The decrease in revenues in the Facility Solutions segment was primarily related to lower government revenues due to the termination of certain U.S. Government contracts in Iraq earlier in the fiscal year, partially offset by higher ABES revenues as a result of new contracts.

Operating Expenses

Operating expenses increased by $18.8 million, or 2.0%, in the three months ended July 31, 2012, as compared to the three months ended July 31, 2011. As a percentage of revenues, gross margin decreased by 1.5%, from 11.5% in the three months ended July 31, 2011 to 10.0% in the three months ended July 31, 2012. The decrease in gross margin was primarily related to an increase in self-insurance expenses, primarily related to prior year claims as a result of actuarial valuations completed in the three months ended July 31, 2012, and an increase in payroll and payroll related expenses, including the impact of one additional working day in the current quarter. The decrease was also related to the continuing impact of price compressions and contract losses, including the termination of certain U.S. Government contracts in Iraq earlier in the fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.7 million, or 3.6%, in the three months ended July 31, 2012, as compared to the three months ended July 31, 2011. As a percentage of revenues, selling, general and administrative expenses slightly increased by 0.2%, from 7.1% in the three months ended July 31, 2011 to 7.3% in the three months ended July 31, 2012. The increase in selling, general and administrative expenses was primarily related to the absence of a $2.7 million settlement received in the prior year quarter, related to a dispute that arose in connection with the L&R acquisition, and a $1.8 million settlement paid in the current quarter in exchange for a release from certain restrictive covenants in connection with a contract related to a prior divestiture. The increase in selling, general and administrative expenses was partially offset by the impact of companywide cost control measures.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $1.0 million, or 15.5%, in the three months ended July 31, 2012, as compared to the three months ended July 31, 2011. The decrease was primarily related to certain intangible assets being amortized using the sum-of-the-years’-digits method, which results in declining amortization expense over the assets’ useful life.

Interest Expense

Interest expense decreased by $1.7 million, or 41.5%, in the three months ended July 31, 2012, as compared to the three months ended July 31, 2011. The decrease was primarily related to a decrease in average borrowings and average interest rates under the Facility. The average outstanding balances under the Company’s line of credit facility (the “Facility”) were $283.0 million and $373.5 million in the three months ended July 31, 2012 and 2011, respectively.

Provision for Income Taxes

The effective tax rates on income from continuing operations for the three months ended July 31, 2012 and 2011 were 41.3% and 26.1%, respectively. The tax provision for the prior year quarter included a tax benefit of $4.7 million related to a re-measurement of certain unrecognized tax benefits. Additionally, the effective tax rate for the three months ended July 31, 2012 increased due to the expiration of employment based tax credits as of December 31, 2011.

Segment Information

During the three months ended January 31, 2012, the Company changed the name of its Engineering segment to Facility Solutions to better reflect the variety of end-to-end integrated facility services, building operation and maintenance, and bundled energy solution services provided to its clients. Segment revenues and operating profits for the three months ended July 31, 2012 and 2011 were as follows:

	Three Months Ended		Increase /
	July 31,		(Decrease)
($ in thousands)	2012	2011	$	%
Revenues
Janitorial	$602,459	$598,697	$3,762	0.6%
Facility Solutions	229,903	236,213	(6,310)	(2.7)%
Parking	154,980	153,323	1,657	1.1%
Security	91,602	87,736	3,866	4.4%
Corporate and other	291	278	13	4.7%

	$1,079,235	$1,076,247	$2,988	0.3%

Operating profit
Janitorial	$34,850	$40,144	$(5,294)	(13.2)%
Operating profit as a % of revenues	5.8%	6.7%	(0.9)%
Facility Solutions	8,785	9,878	(1,093)	(11.1)%
Operating profit as a % of revenues	3.8%	4.2%	(0.4)%
Parking	7,768	7,171	597	8.3%
Operating profit as a % of revenues	5.0%	4.7%	0.3%
Security	2,962	2,813	149	5.3%
Operating profit as a % of revenues	3.2%	3.2%	0.0%
Corporate and other	(31,192)	(19,273)	(11,919)	(61.8)%

Operating profit	$23,173	$40,733	$(17,560)	(43.1)%

Janitorial

	Three Months Ended		Increase /
	July 31,		(Decrease)
($ in thousands)	2012	2011	$	%
Revenues	$602,459	$598,697	$3,762	0.6%
Operating Profit	34,850	40,144	(5,294)	(13.2)%
Operating profit as a % of revenues	5.8%	6.7%	(0.9)%

Janitorial revenues increased by $3.8 million, or 0.6%, in the three months ended July 31, 2012, as compared to the three months ended July 31, 2011. The increase was primarily related to new business, partially offset by a reduction in tag work and the continuing impact of lost business and contract price compressions experienced in fiscal years 2011 and 2012.

Operating profit decreased by $5.3 million, or 13.2%, in the three months ended July 31, 2012, as compared to the three months ended July 31, 2011. Operating profit margin decreased by 0.9%, from 6.7% in the three months ended July 31, 2011 to 5.8% in the three months ended July 31, 2012. The decrease in operating profit was primarily related to an increase in payroll and payroll related expenses, including the impact of one additional working day in the three months ended July 31, 2012. Also contributing to the decrease were higher self-insurance expenses, and the continuing impact of lost business and contract price compressions experienced in fiscal years 2011 and 2012. The decrease in operating profit was partially offset by a reduction in selling, general and administrative expenses due to cost control measures.

Facility Solutions

	Three Months Ended		Increase /
	July 31,		(Decrease)
($ in thousands)	2012	2011	$	%
Revenues	$229,903	$236,213	$(6,310)	(2.7)%
Operating Profit	8,785	9,878	(1,093)	(11.1)%
Operating profit as a % of revenues	3.8%	4.2%	(0.4)%

Facility Solutions revenues decreased by $6.3 million, or 2.7%, in the three months ended July 31, 2012, as compared to the three months ended July 31, 2011. The decrease was primarily related to decreases in government revenues, due to the termination of certain U.S. Government contracts in Iraq earlier in the fiscal year. The decrease in government revenues was partially offset by an increase in commercial facility services and ABES revenues as a result of new contracts, and $2.0 million of additional revenue from the acquisition of TEGG Corporation on May 1, 2012, (the “TEGG Acquisition”).

Operating profit decreased by $1.1 million, or 11.1%, during the three months ended July 31, 2012 compared to the three months ended July 31, 2011. Operating profit margins decreased by 0.4%, from 4.2% in the three months ended July 31, 2011 to 3.8% in the three months ended July 31, 2012. The decrease in operating profit margins was primarily related to the unfavorable margin impact as a result of the termination of certain U.S. Government contracts in Iraq and lower margins on certain new business contracts within the commercial facility services business. The decrease was partially offset by higher margins on increased ABES revenues and lower selling, general and administrative expenses due to cost control measures.

Parking

	Three Months Ended		Increase /
	July 31,		(Decrease)
($ in thousands)	2012	2011	$	%
Revenues	$154,980	$153,323	$1,657	1.1%
Operating Profit	7,768	7,171	597	8.3%
Operating profit as a % of revenues	5.0%	4.7%	0.3%

Parking revenues increased by $1.7 million, or 1.1%, in the three months ended July 31, 2012, as compared to the three months ended July 31, 2011. The increase was primarily related to increased revenues from existing management reimbursement contracts and new business, partially offset by contract losses, including the termination of certain unprofitable contracts.

Operating profit increased by $0.6 million, or 8.3%, in the three months ended July 31, 2012, as compared to the three months ended July 31, 2011. Operating profit margins improved by 0.3%, from 4.7% in the three months ended July 31, 2011 to 5.0% in the three months ended July 31, 2012. The increase was primarily related to improved operating margins on certain existing contracts, the termination of certain unprofitable contracts, and the impact of a favorable legal settlement in the current quarter.

Security

	Three Months Ended		Increase /
	July 31,		(Decrease)
($ in thousands)	2012	2011	$	%
Revenues	$91,602	$87,736	$3,866	4.4%
Operating Profit	2,962	2,813	149	5.3%
Operating profit as a % of revenues	3.2%	3.2%	0.0%

Security revenues increased by $3.9 million, or 4.4%, in the three months ended July 31, 2012, as compared to the three months ended July 31, 2011, primarily due to additional revenues from new business.

Operating profit slightly increased by $0.1 million, or 5.3%, in the three months ended July 31, 2012, as compared to the three months ended July 31, 2011, primarily as a result of the increase in revenues. Operating profit margins remained flat at 3.2% in the three months ended July 31, 2012 and 2011.

Corporate and other

	Three Months Ended		Increase /
	July 31,		(Decrease)
($ in thousands)	2012	2011	$ %
Corporate expenses	$(31,192)	$(19,273)	$(11,919)	(61.8)%

Corporate expenses increased by $11.9 million, or 61.8%, in the three months ended July 31, 2012, as compared to the three months ended July 31, 2011. The increase in corporate expenses was primarily related to an increase in self-insurance expenses of $8.4 million related to prior year claims as a result of actuarial valuations completed in the three months ended July 31, 2012. Also contributing to the increase in corporate expenses was the absence of a $2.7 million settlement received in the prior year quarter, related to a dispute that arose in connection with the L&R acquisition, and a $1.8 million settlement paid in the current quarter in exchange for a release from certain restrictive covenants in connection with a contract related to a prior divestiture.

Results of Operations

Nine Months Ended July 31, 2012 vs. Nine Months Ended July 31, 2011

	Nine Months Ended		Increase /
	July 31,		(Decrease)
($ in thousands)	2012	2011	$	%
Revenues	$3,210,264	$3,165,499	$44,765	1.4%

Expenses
Operating	2,885,964	2,821,672	64,292	2.3%
Gross margin as a % of revenues	10.1%	10.9%	(0.8)%
Selling, general and administrative	248,284	242,406	5,878	2.4%
As a % of revenues	7.7%	7.7%	0.0%
Amortization of intangible assets	16,184	17,273	(1,089)	(6.3)%

Total expense	3,150,432	3,081,351	69,081	2.2%

Operating profit	59,832	84,148	(24,316)	(28.9)%
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	(313)	—	(313)	NM *
Income from unconsolidated affiliates, net	5,380	2,785	2,595	93.2%
Interest expense	(7,682)	(12,477)	(4,795)	(38.4)%

Income from continuing operations before income taxes	57,217	74,456	(17,239)	(23.2)%
Provision for income taxes	(22,204)	(23,940)	(1,736)	(7.3)%

Income from continuing operations	35,013	50,516	(15,503)	(30.6)%
Loss from discontinued operations, net of taxes	(94)	(60)	(34)	56.7%

Net income	$34,919	$50,456	$(15,537)	(30.8)%

*	Not Meaningful

Revenues

Revenues increased by $44.8 million, or 1.4%, in the nine months ended July 31, 2012, as compared to the nine months ended July 31, 2011. The Company’s increase in revenues was primarily related to revenues associated with the timing of the Linc Acquisition, which occurred on December 1, 2010, new business within the Janitorial and Security segments, and additional revenues from new ABES contracts. The increase in revenues was partially offset by the continuing impact of price compressions and the impact of contract losses, including the termination of certain U.S. Government contracts in Iraq earlier in the fiscal year.

Operating Expenses

Operating expenses increased by $64.3 million, or 2.3%, in the nine months ended July 31, 2012, as compared to the nine months ended July 31, 2011. As a percentage of revenues, gross margin decreased by 0.8%, from 10.9% in the nine months ended July 31, 2011 to 10.1% in the nine months ended July 31, 2012. The decrease in gross margin was primarily related to an increase in payroll and payroll related expenses, including higher federal and state unemployment insurance rates, and the impact of one additional working day in the nine months ended July 31, 2012. Also contributing to the decrease were higher self-insurance expenses, primarily related to prior year claims as a result of actuarial valuations completed in the three months ended July 31, 2012, and the continuing impact of price compressions and contract losses, including the termination of certain U.S. Government contracts in Iraq earlier in the fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.9 million, or 2.4%, in the nine months ended July 31, 2012, as compared to the nine months ended July 31, 2011. As a percentage of revenues, selling, general and administrative expenses remained flat at 7.7% in the nine months ended July 31, 2012 and 2011.

The increase in selling, general and administrative expenses was primarily related to:

•	$4.5 million higher expense associated with the settlement of certain legal cases;

•	$3.3 million of legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•	the absence of a $2.7 million settlement received in fiscal 2011, related to a dispute that arose in connection with the L&R acquisition;

•	$2.1 million of costs associated with the Company’s branding initiative; and

•	$1.8 million settlement paid in exchange for a release from certain restrictive covenants in connection with a contract related to a prior divestiture;

partially offset by:

•	$5.0 million reduction in acquisition transaction costs primarily related to the Linc Acquisition; and

•	$2.3 million reductions in selling, general and administrative expenses primarily related to companywide cost control measures.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $1.1 million, or 6.3%, in the nine months ended July 31, 2012 as compared to the nine months ended July 31, 2011. The decrease was primarily related to certain intangible assets being amortized using the sum-of-the-years’-digits method, which results in declining amortization expense over the assets’ useful life.

Income from Unconsolidated Affiliates, Net

Income from unconsolidated affiliates, net, increased by $2.6 million, or 93.2%, in the nine months ended July 31, 2012, as compared to the nine months ended July 31, 2011. The increase was primarily related to the Company’s share of a gain associated with property sales completed by one of its investments in a low income housing partnership.

Interest Expense

Interest expense decreased by $4.8 million, or 38.4%, in the nine months ended July 31, 2012, as compared to the nine months ended July 31, 2011. The decrease was primarily related to a decrease in average borrowings and average interest rates under the Facility. The average outstanding balances under the Company’s Facility were $298.4 million and $377.4 million in the nine months ended July 31, 2012 and 2011, respectively.

Provision for Income Taxes

The effective tax rates on income from continuing operations for the nine months ended July 31, 2012 and 2011 were 38.8% and 32.2%, respectively. The tax provision for the prior year included a tax benefit of $4.7 million related to a re-measurement of certain unrecognized tax benefits. Additionally, the effective tax rate for the nine months ended July 31, 2012 increased due to the expiration of employment based tax credits as of December 31, 2011.

Segment Information

During the three months ended January 31, 2012, the Company changed the name of its Engineering segment to Facility Solutions to better reflect the variety of end-to-end integrated facility services, building operation and maintenance, and bundled energy solution services provided to its clients. Segment revenues and operating profits for the nine months ended July 31, 2012 and 2011 were as follows:

	Nine Months Ended		Increase /
	July 31,		(Decrease)
($ in thousands)	2012	2011	$	%
Revenues
Janitorial	$1,790,246	$1,783,557	$6,689	0.4%
Facility Solutions	686,226	658,058	28,168	4.3%
Parking	461,110	462,316	(1,206)	(0.3)%
Security	272,474	260,630	11,844	4.5%
Corporate and other	208	938	(730)	(77.8)%

	$3,210,264	$3,165,499	$44,765	1.4%

Operating profit
Janitorial	$98,852	$104,942	$(6,090)	(5.8)%
Operating profit as a % of revenues	5.5%	5.9%	(0.4)%
Facility Solutions	21,531	24,170	(2,639)	(10.9)%
Operating profit as a % of revenues	3.1%	3.7%	(0.6)%
Parking	18,610	16,799	1,811	10.8%
Operating profit as a % of revenues	4.0%	3.6%	0.4%
Security	4,819	5,011	(192)	(3.8)%
Operating profit as a % of revenues	1.8%	1.9%	(0.1)%
Corporate and other	(83,980)	(66,774)	(17,206)	(25.8)%

Operating profit	$59,832	$84,148	$(24,316)	(28.9)%

Janitorial

	Nine Months Ended		Increase /
	July 31,		(Decrease)
($ in thousands)	2012	2011	$	%
Revenues	$1,790,246	$1,783,557	$6,689	0.4%
Operating Profit	98,852	104,942	(6,090)	(5.8)%
Operating profit as a % of revenues	5.5%	5.9%	(0.4)%

Janitorial revenues increased by $6.7 million, or 0.4%, in the nine months ended July 31, 2012, as compared to the nine months ended July 31, 2011. The increase was primarily related to new business, including increases in tag work in the first half of fiscal 2012, and a reduction in the sales allowance reserve, primarily driven by sustained improvements in historical and expected credits on client receivables, partially offset by the continuing impact of lost business and contract price compressions experienced in fiscal years 2011 and 2012.

Operating profit decreased by $6.1 million, or 5.8%, in the nine months ended July 31, 2012, as compared to the nine months ended July 31, 2011. Operating profit margins decreased by 0.4%, from 5.9% in the nine months ended July 31, 2011 to 5.5% in the nine months ended July 31, 2012. The decrease in operating profit was primarily related to higher payroll and payroll related expenses, including the impact of higher federal and state unemployment insurance rates, and the impact of one additional working day in the nine months ended July 31, 2012. Also contributing to the decrease in operating profit were higher legal expenses and the continuing impact of lost business and contract price compressions experienced in fiscal years 2011 and 2012. The decrease in operating profit was partially offset by lower selling, general and administrative expenses due to cost control measures.

Facility Solutions

	Nine Months Ended		Increase /
	July 31,		(Decrease)
($ in thousands)	2012	2011	$	%
Revenues	$686,226	$658,058	$28,168	4.3%
Operating Profit	21,531	24,170	(2,639)	(10.9)%
Operating profit as a % of revenues	3.1%	3.7%	(0.6)%

Facility Solutions revenues increased by $28.2 million, or 4.3%, in the nine months ended July 31, 2012, as compared to the nine months ended July 31, 2011. The increase was primarily related to revenues associated with the timing of the Linc Acquisition which was acquired on December 1, 2010 and an increase in ABES revenues as a result of new contracts, partially offset by decreases in government revenues including the termination of certain U.S. Government contracts in Iraq earlier in the fiscal year.

Operating profit decreased by $2.6 million, or 10.9%, in the nine months ended July 31, 2012, as compared to the nine months ended July 31, 2011. Operating profit margins decreased by 0.6%, from 3.7% in the nine months ended July 31, 2011 to 3.1% in the nine months ended July 31, 2012. The decrease in operating profit margin was primarily related to the unfavorable margin impact as a result of lower government revenues and lower margins on new business contracts within the commercial facility services. The decrease in operating profit was partially offset by higher margins on increased ABES revenues and lower selling, general and administrative expenses due to cost control measures.

Parking

	Nine Months Ended		Increase /
	July 31,		(Decrease)
($ in thousands)	2012	2011	$	%
Revenues	$461,110	$462,316	$(1,206)	(0.3)%
Operating Profit	18,610	16,799	1,811	10.8%
Operating profit as a % of revenues	4.0%	3.6%	0.4%

Parking revenues decreased by $1.2 million, or 0.3%, during the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011. The decrease was primarily related to lost business, including the termination of certain unprofitable contracts, in excess of new business, partially offset by increased revenues from existing clients.

Operating profit increased $1.8 million, or 10.8%, during the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011. Operating profit margins increased by 0.4%, from 3.6% in the nine months ended July 31, 2011 to 4.0% in the nine months ended July 31, 2012. The increase in operating profit was primarily related to improved operating margins on certain existing contracts, the termination of certain unprofitable contracts, a reduction in payroll and payroll related expenses, and the impact of a favorable legal settlement in the current year.

Security

	Nine Months Ended		Increase /
	July 31,		(Decrease)
($ in thousands)	2012	2011	$	%
Revenues	$272,474	$260,630	$11,844	4.5%
Operating Profit	4,819	5,011	(192)	(3.8)%
Operating profit as a % of revenues	1.8%	1.9%	(0.1)%

Security revenue increased $11.8 million, or 4.5%, during the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011. The increase was primarily related to additional revenues from new business that exceeded contract losses and increased revenues from existing customers.

Operating profit decreased by $0.2 million, or 3.8%, during the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011. Operating profit margins slightly decreased by 0.1%, from 1.9% in the nine months ended July 31, 2011 to 1.8% in the nine months ended July 31, 2012. The slight decrease was primarily related to increases in payroll and payroll related expenses, including higher federal and state unemployment insurance rates, partially offset by a reduction in selling, general and administrative expenses due to cost control measures.

Corporate and other

	Nine Months Ended		Increase /
	July 31,		(Decrease)
($ in thousands)	2012	2011	$ %
Corporate expenses	$(83,980)	$(66,774)	$(17,206)	(25.8)%

Corporate expenses increased by $17.2 million, or 25.8%, during the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011, primarily due to:

•	$8.4 million increase in self-insurance expense related to prior year claims as a result of actuarial valuations completed in the three months ended July 31, 2012;

•	$4.5 million higher expense associated with the settlement of certain legal cases;

•	$3.3 million of legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•	the absence of a $2.7 million settlement received in fiscal 2011, related to a dispute that arose in connection with the L&R acquisition;

•	$2.1 million of costs associated with the Company’s branding initiative; and

•	$1.8 million settlement paid in exchange for a release from certain restrictive covenants in connection with a contract related to a prior divestiture;

partially offset by:

•	$5.0 million reduction in acquisition transaction costs primarily related to the Linc Acquisition.

Liquidity and Capital Resources

	July 31,	October 31,
(in thousands)	2012	2011	Change
Cash and cash equivalents	$21,650	$26,467	$(4,817)
Working capital	300,131	290,561	9,570
Working capital from continuing operations	299,664	288,569	11,095

	Nine Months Ended July 31,
(in thousands)	2012	2011	Change
Net cash provided by operating activities	$83,780	$84,837	$(1,057)
Net cash used in investing activities	(27,220)	(302,565)	275,345
Net cash (used in) provided by financing activities	(61,377)	217,896	(279,273)

The Company believes that the cash generated from operations and amounts available under the Facility will be sufficient to fund the Company’s operations and cash requirements in the foreseeable future. As of July 31, 2012, the total outstanding amounts under the Company’s Facility in the form of cash borrowings and standby letters of credit were $252.0 million and $96.7 million, respectively. As of July 31, 2012, the total available credit under the Facility was $301.3 million. The Company’s ability to draw down available amounts under the Facility is subject to compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under the Facility include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of July 31, 2012, the Company was in compliance with all financial covenants and expects to be in compliance in the foreseeable future.

Working Capital

Working capital increased by $9.5 million, from $290.6 million at October 31, 2011 to $300.1 million at July 31, 2012. Excluding the effects of discontinued operations, working capital increased by $11.1 million to $299.7 million at July 31, 2012 from $288.6 million at October 31, 2011. The increase in working capital was primarily driven by the timing of collections received from clients and payments made for prepaid expenses, partially offset by use of cash to pay down a portion of the outstanding borrowings under the Facility, and the timing of payments made for insurance claims, income taxes, and other accrued liabilities.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $1.0 million, from $84.8 million at July 31, 2011 to $83.8 million at July 31, 2012. The decrease was primarily related to the decrease in pre-tax income from continuing operations, partially offset by the timing of payments made for insurance claims, and collections received from clients. The timing of payments made for vendor invoices and other accrued liabilities also contributed to the decrease in net cash provided by operating activities.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $275.4 million, from $302.6 million at July 31, 2011 to $27.2 million at July 31, 2012. The decrease in net cash used in investing activities is primarily related to $290.3 million cash paid, net of cash acquired, for the Linc Acquisition in December 2010, partially offset by the redemption of an auction rate security of $5.0 million in February 2011, and a period-over-period increase in property, plant and equipment in the amount of $7.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $61.4 million at July 31, 2012 compared to net cash provided of $217.9 million at July 31, 2011. The $279.3 million decrease in cash flows for financing activities was primarily related to $306.8 million of cash borrowed to finance the Linc Acquisition in fiscal 2011 and higher net payments made on the Company’s Facility during the nine months ended July 31, 2012.

Contingencies

The Company is subject to legal proceedings, settlements, class actions, and purported class actions arising from the ordinary course of business, generally including employment-based claims and customer contract claims. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. If the reasonable estimate of a potential loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. At July 31, 2012, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $6.9 million.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $0 and $92.3 million, including $89.7 million related to the “Augustus case”. Factors underlying this estimate will change from time to time, and actual results may vary significantly from this estimate. Those matters for which the Company cannot reasonably estimate potential losses are not included within this estimated range and, therefore, this range does not represent the Company’s maximum potential loss exposure. The ultimate resolution of such matters is always uncertain, and any such proceeding brought against the Company could have a material adverse impact on its financial condition and results of operations.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Notes to Unaudited Consolidated Financial Statements – Note 2. Unaudited Interim Financial Information: Recent Accounting Pronouncements.

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that are not historical in nature are forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve predictions. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company urges readers to consider those risks and uncertainties in evaluating its forward-looking statements. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Unless otherwise noted, all information in the discussion and references to years are based on the Company’s fiscal year, which ends on October 31.

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

Interest Rate Risk

Line of Credit

The Company’s exposure to interest rate risk primarily relates to its variable rate based borrowings under the $650.0 million five-year syndicated line of credit that expires in September 2016. At July 31, 2012, outstanding LIBOR- and IBOR-based borrowings of $252.0 million represented 100% of the Company’s total debt obligations. While these borrowings mature over the next 90 days, the line of credit extends through September 2016, subject to the terms of the line of credit. The Company anticipates borrowing similar amounts for periods of one week to three months. A hypothetical 1% increase in interest rates during 2012 would have added additional interest expense of $2.1 million on the average outstanding borrowings under the Company’s line of credit, net of the interest rate swap agreements, in the nine months ended July 31, 2012.

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

As of July 31, 2012, the fair value of the interest rate swap was a $0.2 million liability, which was included in “Retirement plans and other” on the accompanying unaudited consolidated balance sheet. The effective portion of this cash flow hedge is recorded within accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings. The amount included in accumulated other comprehensive loss was $0.2 million ($0.1 million, net of taxes) at July 31, 2012.

For additional information about the Company’s interest rate swap, see Notes to Unaudited Consolidated Financial Statements – Note 8. Line of Credit Facility: Interest Rate Swap.

Investment in Auction Rate Securities

At July 31, 2012, the Company held investments in auction rate securities from four different issuers having an aggregate original principal amount of $20.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). A hypothetical 1% increase in interest rates during 2012 would have added approximately $0.2 million of additional interest income in the nine months ended July 31, 2012.

During the nine months ended July 31, 2012, the Company recorded an additional other-than-temporary impairment (“OTTI”) credit loss of $0.3 million for one of its auction rate securities, driven primarily by a change in the expected values of cash flows to be received in the future. The Company had previously recognized an OTTI credit loss of $1.7 million for this security as of the year ended October 31, 2011.

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

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the continued remediation of certain controls associated with the Linc Acquisition on December 1, 2010 and integration activities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

10.1*‡	Executive Stock Option Plan, as amended and restated June 4, 2012.

31.1‡	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2‡	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement
‡	Indicates filed herewith
†	Indicates furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

September 6, 2012	/s/ James S. Lusk
James S. Lusk
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

September 6, 2012	/s/ Dean A. Chin
Dean A. Chin
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)