Form 10-K
period 2012-10-31
ABM INDUSTRIES INC /DE/
filed 2012-12-20
CIK 771497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2012 (the last business day of registrant’s most recently completed second fiscal quarter), non-affiliates of the registrant beneficially owned shares of the registrant’s common stock with an aggregate market value of $1,239,067,128 computed by reference to the price at which the common stock was last sold. Number of shares of common stock outstanding as of December 11, 2012: 54,412,633.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABM Industries Incorporated

Form 10-K

For the Fiscal Year Ended October 31, 2012

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, and in particular statements found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not statements of historical fact constitute forward-looking statements. These statements give current expectations or forecasts of future events and are often identified by the words “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” “seek” or other words and terms of similar meaning in connection with discussions of future strategy and operating or financial performance. Such statements reflect the current views of ABM Industries Incorporated (“ABM”), and its subsidiaries (collectively, the “Company”), with respect to future events and are based on assumptions and estimates which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Accordingly, undue reliance should not be placed on these forward-looking statements. In Item 1A, the Company has listed specific risks and uncertainties that you should carefully read and consider. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I

ITEM 1. BUSINESS

Introduction

References in this Form 10-K to “ABM”, “we”, “us”, “our”, or the “Company” refer to ABM Industries Incorporated and all of its consolidated subsidiaries, except as otherwise indicated or the context otherwise requires.

ABM is a leading provider of end-to-end integrated facility solutions services to thousands of commercial, governmental, industrial, institutional, retail, and residential facilities located primarily throughout the United States. The Company’s comprehensive capabilities include expansive facility solutions, energy solutions, commercial cleaning, maintenance and repair, HVAC, electrical, landscaping, parking and security services, provided through stand-alone or integrated solutions.

The Company was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909. The Company’s corporate headquarters are located at 551 Fifth Avenue, Suite 300, New York, New York 10176. The telephone number is (212) 297-0200. The Company’s website is www.abm.com. Through the “SEC Filings” link on the “Investors” section of the Company’s website, the following filings and amendments to those filings are made available free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: (1) Annual Reports on Form 10-K; (2) Quarterly Reports on Form 10-Q; (3) Current Reports on Form 8-K; (4) Proxy Statements; and (5) filings by the Company’s directors and executive officers under Section 16(a) of the Securities Exchange Act of 1934. The Company’s Corporate Governance Principles, Code of Business Conduct and the charters of its Audit, Compensation, Corporate Citizenship and Communications, and Governance Committees are available through the “Governance” link on the “Investors” section of the Company’s website and are also available in print, free of charge, to those who request them. Information contained on the Company’s website shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K. Unless otherwise noted, all information in this report and references to years are based on the Company’s fiscal year, which ends on October 31.

Acquisitions

On November 1, 2012, we acquired Air Serv Corporation (“Air Serv”), a provider of integrated facility solutions services for airlines and freight companies, and HHA Services, Inc. (“HHA”), a provider of food and facility management services to hospitals, healthcare systems, long-term care facilities, and retirement communities. The Air Serv and HHA acquisitions should allow the Company to significantly expand its vertical market expertise in servicing the end-to-end needs of the airlines, airport authorities, and healthcare service market.

In December 2010, the Company acquired The Linc Group, LLC (“Linc”). Linc provides end-to-end integrated facility solutions services, military base operation services, and translation and other services in support of U.S. military operations. Linc’s clients include state and federal governments, commercial entities, and residential customers throughout the United States and in select international locations. The operations of Linc are included in the Facility Solutions segment as of the acquisition date. The name of Linc was changed to ABM Facility Solutions Group, LLC in fiscal 2012.

Segment Information

The Company has four reportable operating segments. At October 31, 2012, the four reportable operating segments were:

•	Janitorial

•	Facility Solutions

•	Parking

•	Security

The business activities of the Company by reportable operating segment are more fully described below.

Janitorial. Janitorial subsidiaries provide a wide range of essential cleaning services for clients in a variety of facilities, including commercial office buildings, industrial buildings, retail stores, shopping centers, warehouses, airport terminals, health facilities, educational institutions, stadiums and arenas, and government buildings. These services include floor cleaning and finishing, window washing, furniture polishing, carpet cleaning and dusting, and other building cleaning services. Janitorial services are provided in all 50 states, the District of Columbia, Puerto Rico, and portions of Canada. The segment has thousands of contracts, most of which are obtained by competitive bidding. These arrangements include “fixed price” arrangements, “cost-plus” arrangements, and “tag” (extra service) work. Fixed price arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term. A variation of a fixed price arrangement is a square-foot arrangement, under which monthly billings are based on the actual square footage serviced. Cost-plus arrangements are agreements in which the clients reimburse the Company for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges, and other expenses associated with the contracted work, plus a profit percentage. Tag work generally represents supplemental services requested by clients outside of the standard service specification. Examples are cleanup after tenant moves, construction cleanup, flood cleanup, snow removal, and extermination services. The majority of the Janitorial segment’s contracts are fixed price agreements for one to three year periods and contain automatic renewal clauses, but are subject to termination by either party after 30 to 90 days’ written notice. Profit margins on contracts tend to be inversely proportional to the size of the contract, as large-scale contracts tend to be more competitively priced than small or stand-alone agreements.

Facility Solutions. Facility Solutions subsidiaries provide end-to-end integrated facility solutions services, including building operations and maintenance and bundled energy solutions, through both mobile and on-site services. The Company’s Facility Solutions subsidiaries primarily operate in all 50 states and the District of Columbia, as well as certain international locations. The on-site services include both mechanical engineering and technical services and solutions for facilities and infrastructure systems, while the mobile services include preventative maintenance, retro-commissioning, mechanical retrofits and upgrades, electric vehicle charging stations, electrical service, systems start-ups, performance testing, and energy audits. These services are designed to extend the useful life of facility fixed assets, improve equipment operating efficiencies, reduce energy consumption, lower clients overall operational costs, and enhance the sustainability of client locations. These services are essential to: federal, state and local government facilities; military installations; commercial infrastructure; airports / transportation centers; healthcare centers and hospitals; data centers; high technology manufacturing facilities; educational campuses; corporate office buildings; resorts; shopping malls; museums; and single and multi-tenant residences. Also included within the Facility Solutions segment are individual and area franchises that permit companies to perform engineering services under the Linc Network, TEGG, CurrentSAFE, and GreenHomes America brands.

Subsidiaries in the Facility Solutions segment also provide programs in support of U.S. Government operations, such as leadership development, education, and training; language support services; medical support services; and construction management. In fiscal 2012, approximately 18% of the Facility Solutions segment revenues were generated from contracts with the U.S. Government.

The Facility Solutions contracts are structured as cost-plus arrangements, fixed-price arrangements, fixed-price repair and refurbishment arrangements, and franchise arrangements. In cost-plus arrangements, clients reimburse the Company for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges, and other expenses associated with the contracted work, plus a profit percentage. Fixed-price agreements are contracts in which the client agrees to pay a fixed fee for a defined scope of services. Certain fixed-price repair and refurbishment arrangements are accounted for under the percentage-of-completion method of accounting most often based on the cost-to-cost method. For franchise operations, initial franchise fees are recognized when the Company has performed substantially all initial services required by the franchise agreement and continuing franchise royalty fees are based on a percentage of the franchisees’ revenues, which is recognized in the period in which the revenue is reported to have occurred, or on a flat rate charged to franchisees, recognized as earned.

The majority of Facility Solutions contracts are for three-year periods and may contain renewal clauses, but are subject to termination by either party after 30 to 90 days’ written notice. U.S. Government contracts are normally structured as one year contracts with multiple option years and contain the contractual right for the U.S. Government to terminate or reduce the amount of work at any time.

Parking. Parking subsidiaries provide parking and transportation services in 39 states and the District of Columbia. The Company operates parking lots and garages at many facilities, including office buildings, hotels, medical centers, retail centers, sports and entertainment arenas, educational institutions, municipalities, and airports. Nearly all contracts are obtained by competitive bidding. There are three types of arrangements for parking services: managed locations, leased locations, and allowance locations.

Under the managed locations arrangements, the Company manages the underlying parking facility for the owner in exchange for a management fee. Contract terms for managed locations arrangements are generally from one to three years, can usually be terminated upon 30 days’ notice, and may also contain renewal clauses. The Company passes through revenues and expenses from managed locations to the facility owner under the terms and conditions of the contract. The Company reports revenues and expenses, in equal amounts, for costs directly reimbursed from its managed locations. Such amounts comprised approximately 49.7% of the Parking segment revenues in the year ended October 31, 2012.

Under leased locations arrangements, the Company leases parking facilities from the owner and is responsible for a majority of the operating expenses incurred. Under these arrangements, the Company retains all revenues from monthly and transient parkers and pays rent to the owner per the terms and conditions of the lease. The lease terms generally range from one to five years and provide for payment of a fixed amount of rent plus a percentage of revenues. The leases usually contain renewal options and may be terminated by the owner for various reasons, including development of real estate. Leases that expire may continue on a month-to-month basis.

Under allowance locations arrangements, the Company is paid a fixed or hourly fee to provide parking services and is then responsible for the agreed-upon operating expenses based upon the agreement terms. Allowance contract terms are generally from one to three years, can usually be terminated upon 30 days’ notice, and may also contain renewal clauses.

The Company continues to improve parking operations through the increased use of technology, including: enhancements to the proprietary revenue control software, SCORE4; implementation of the Company’s client access software, ABM4WD.com; and on-line payment software.

Security. The Company’s Security subsidiary provides security services to a wide range of businesses. The Company’s Security subsidiary operates in 40 states and the District of Columbia. Security services include: staffing of security officers; mobile patrol services; investigative services; electronic monitoring of fire, life safety systems, and access control devices; and security consulting services. Clients served include Class “A” high rise, commercial, industrial, retail, medical, petro-chemical, and residential facilities. Security staffing, or “guarding,” is the provision of dedicated security officers to a client facility. This component is the core of the security business and represents the largest portion of its revenues. The Company has a technology platform that is utilized to augment guard force operations. Mobile patrol is the use of roving security officers in vehicles that serve multiple locations and clients across a pre-defined geographic area. Investigative services include white collar crime investigation, undercover operations, and background screening services. Electronic monitoring is primarily achieved through the subsidiary’s partnership with a major systems integrator. The revenues for Security are generally based on actual hours of service at contractually specified rates. In some cases, flat monthly billing or single rate billing is used, especially in the case of mobile patrol and investigative services. The majority of Security contracts are for one year periods and generally contain automatic renewal clauses, but are subject to termination by either party after 30 to 90 days’ written notice. Nearly all Security contracts are obtained by competitive bidding.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for the operating results of the reportable operating segments.

Trademarks

The Company believes that it owns or is licensed to use all corporate names, trade names, trademarks, service marks, copyrights, patents, and trade secrets that are material to the Company’s operations.

Competition

The Company believes that each aspect of its business is highly competitive and that such competition is based primarily on price and quality of service. The Company provides nearly all its services under contracts originally obtained through competitive bidding. The low cost of entry in the facility services business results in a very competitive market, and the Company experiences competition from a large number of mostly regional and local owner-operated companies, primarily located in major cities throughout the United States. The Company also competes on a national basis with the operating divisions of a few large, diversified facility services and manufacturing companies. Indirectly, the Company competes with building owners and tenants who can perform one or more of the Company’s services internally. Furthermore, competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could inhibit the Company’s success in bidding for profitable business and its ability to increase prices as costs rise, thereby reducing margins.

Sales and Marketing

The Company’s sales and marketing efforts are conducted by its corporate, subsidiary, regional, branch, and district offices. Sales, marketing, management, and operations personnel in each of these offices participate directly in selling to and servicing clients. The broad geographic coverage of these offices enables the Company to provide a full range of facility solutions services through intra-company sales referrals, multi-service “bundled” sales, and national account sales.

In fiscal 2012, we launched a re-branding initiative to illustrate ABM’s transformation through strategic acquisitions and organic development. This transformation has brought us into new markets and expanded our expertise and end-to-end service capabilities including domestic and international energy solutions, additional technical building solutions, industry-specific solutions, and government services.

No client accounted for more than 10% of our consolidated revenues during the years ended October 31 2012, 2011, or 2010.

Employees

As of October 31, 2012, the Company employed approximately 95,000 employees. Approximately 46,000 of these employees are covered under collective bargaining agreements. Approximately 6,000 of the Company’s employees have executive, managerial, supervisory, administrative, professional, sales, marketing, office, or clerical responsibilities. As a result of the acquisitions completed on November 1, 2012, the total number of employees increased to approximately 108,500.

Environmental Matters

The Company’s operations are subject to various federal, state, and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water, and air, and the generation, handling, storage, transportation, and disposal of waste and hazardous substances. These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of the Company’s operations. In addition, from time to time, the Company is involved in environmental matters at certain of its locations or in connection with its operations. Historically, the cost of complying with environmental laws or resolving environmental issues relating to United States locations or operations has not had a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company does not believe that the resolution of known matters at this time will be material.

ITEM 1A. RISK FACTORS

RISKS RELATING TO OUR OPERATIONS

Risks relating to our acquisition strategy may adversely impact our results of operations. A significant portion of our historic growth has been generated by acquisitions and we expect to continue to acquire businesses in the future as part of our growth strategy. A slowdown in the pace of our acquisitions could lead to a slower growth rate and constant or lower margins. There can be no assurance that any acquisition we make in the future will provide us with the benefits that we anticipate when entering into the transaction. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks in connection with any potential acquisitions of a business include, but are not limited to:

•	The acquisition may divert management time and focus from operating our business to acquisition integration;

•	Key employees may not remain, which could negatively impact our ability to grow the acquired business;

•	We may fail to integrate the acquired business’s accounting, information technology, human resources, and other administrative systems to permit effective management and reduce expenses;

•	We may fail to implement or improve internal controls, procedures, and policies appropriate for a public company at a business that prior to the acquisition lacked some of these controls, procedures, and policies;

•	We may incur additional indebtedness as a result of an acquisition, which could impact our financial position, results of operations, and cash flows; and

•	We may encounter unanticipated or unknown liabilities relating to the acquired business.

Our strategy of moving to an integrated facility solutions provider platform, focusing on vertical market strategy, may not generate the growth in revenues or profitability that we expect. We believe that in the long term an integrated facility solutions approach will yield important benefits to the Company and our clients, including enhanced service quality, contract simplicity, and flexibility, as well as improved innovations in the delivery of services, resulting in increased revenue growth and increased profitability. However, revenues from market segments characterized by commodity driven purchasing decisions may generate lower levels of profitability. In addition, we may not be able to execute on this strategy as a result of, among other things, client resistance to an integrated approach, including our vertical marketing strategy, difficulty in penetrating certain market segments, inability to deliver comprehensive services requested, inability to acquire vertical market expertise, competition from existing integrated facility solutions providers, as well as increased competition from single service providers or module providers who provide specialized solutions based on bundled services. Any organizational change relating to this strategy may give rise to additional costs.

We are subject to intense competition that can constrain our ability to gain business, as well as our profitability. We believe that each aspect of our business is highly competitive and that such competition is based primarily on price and quality of service. We provide nearly all our services under contracts originally obtained through competitive bidding. The low cost of entry to the facility services business has led to strongly competitive markets consisting primarily of regional and local owner-operated companies. We also compete with a few large, diversified facility services and manufacturing companies on a national basis. Indirectly, we compete with building owners and tenants who can perform internally one or more of the services that we provide. These building owners and tenants have an increased advantage in locations where our services are subject to sales tax and internal operations are not. Competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. In addition, our Facility Solutions business requires persons with specialized skills, and our ability to retain and attract qualified employees depends on workforce availability and our ability to successfully compete for qualified persons having the necessary skills. These strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins.

Increases in costs that we cannot pass on to clients could affect our profitability. We negotiate many contracts under which our clients agree to pay certain costs, including those related to workers’ compensation, other insurance where we self-insure much of our risk, labor, payroll taxes, and petroleum. If actual costs exceed the rates specified in the contracts, our profitability may decline unless we can negotiate increases in these rates. In addition, if our costs exceed those of our competitors, we may lose existing business unless we reduce our rates to levels that may not fully cover our costs.

We have high deductibles for certain insurable risks, and therefore we are subject to volatility associated with those risks. We use a combination of insurance and self-insurance programs to provide for a number of risks, including workers’ compensation, general liability, property insurance, automobile liability and certain employee–related health care benefits plans. We are responsible for claims in excess of our insurance coverage, and while we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature, or magnitude of claims for direct or consequential damages. Our business may be negatively affected if in the future our insurance proves to be inadequate or unavailable. We attempt to mitigate certain of these risks by the implementation of companywide loss control efforts designed to decrease the incidence of events that might give rise to liability. These loss control efforts include fostering a climate of safety awareness, proactive pre-job hazard assessments, the dissemination of safety training materials and other employee engagement tools.

Should we be unable to renew our umbrella and other commercial insurance policies at competitive rates, it would have a material adverse impact on our business, as would the incurrence of catastrophic uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims. Further, to the extent that we self-insure, deterioration in claims management could increase claim costs, particularly in the workers’ compensation area. A material change in our insurance costs due to a change in the number of claims, costs, premiums, or regulatory changes could have a material adverse effect on our financial position, results of operations, or cash flows.

Although we engage third-party experts to assist us in estimating appropriate insurance accounting reserves, the determination of those reserves is dependent upon significant actuarial judgments that have a material impact on our reserves. For example, quantitative assessments of the impact of recently enacted legislation/regulation and/or court rulings require a great deal of actuarial judgment, which is then updated as actual experience becomes available. Changes in our insurance reserves as a result of our periodic evaluations of the related liabilities will likely cause significant volatility in our operating results that might not be indicative of the operations of our ongoing business.

We primarily provide our services pursuant to agreements that are cancelable by either party upon 30 to 90 days’ notice. Our clients can unilaterally decrease the amount of services we provide or terminate all services pursuant to the terms of our service agreements. Any loss of a significant number of clients could in the aggregate materially adversely affect our results of operations.

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

Our international business exposes us to additional risks. Although substantially all of our operations are conducted in the United States, our international business, which includes operations through subsidiaries, joint ventures, as well as business operations by our franchisees, are subject to U.S. and foreign laws and regulations, including, without limitation, regulations relating to exchange controls, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other foreign jurisdictions. Failure by our employees, representatives, or agents, as well as by our joint venture partners, to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could result in suspension or debarment from government contracts, which could have a material adverse effect on us. Additionally, the services we provide internationally, including through the use of subcontractors, are sometimes in areas of military conflict or at military installations, which increases the risk of a situation causing injury or loss of life to our employees, subcontractors, or other third parties. Any accidents or incidents that occur in connection with our international operations could adversely affect our reputation, make it more difficult for us to compete for future contracts, or result in the loss of existing and future contracts. The impact of these factors is difficult to predict, but any one or more of them could have an adverse effect on our financial position, results of operations, or cash flows as well as our reputation and our ability to conduct business.

We conduct some of our operations through joint ventures, and our ability to do business may be affected by the failure of our joint venture partners to perform their obligations or the improper conduct of joint venture employees, joint venture partners, or agents. The success of our joint ventures depends, in large degree, on the satisfactory performance by our joint venture partners of their joint venture obligations, including their obligation to commit capital, equity, or credit support as required by the joint venture agreements. If a joint venture partner fails to perform its joint venture obligations as a result of financial or other difficulties or any other reason, the joint venture may be unable to perform or deliver its contracted services. In addition, we also participate in joint ventures where we are not a controlling party, and in these cases, we may have limited control over the joint venture. We also may not be able to prevent and detect acts committed by joint venture employees, joint venture partners or agents that would violate the laws of the United States or other jurisdictions in which we operate, and any such violation could have a negative effect on our business. Any improper actions could result in civil or criminal investigations and monetary and non-monetary penalties and could have an adverse effect on our financial position, results of operations, or cash flows and our reputation and our ability to conduct business.

Significant delays or reductions in appropriations for our government contracts may negatively affect our business and could have an adverse effect on our financial position, results of operations or cash flows. The funding of U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. In many situations, Congress appropriates funds on a fiscal year basis even though the contract performance period may extend over several fiscal years. Accordingly, programs are often partially funded and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds committed on a contract, we may not receive reimbursement of those costs unless additional funds are appropriated. In the event that government funding for any of the programs relating to our U.S. Government contracts is reduced or delayed, the U.S. Government could terminate or adjust our contracts or subcontracts under such program, which could have an adverse effect on our financial position, results of operations, and cash flows.

We are subject to a number of procurement rules and regulations relating to our business with the U.S. Government and if we fail to comply with those rules, our business and our reputation could be adversely affected. We must comply with laws and regulations relating to the award, administration, and performance of U.S. Government contracts. These contract laws and regulations are complex and, in some instances, impose added costs on our business. A violation of certain laws and regulations could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts with the U.S. Government, or debarment from bidding on government contracts.

Negative or unexpected tax consequences could adversely affect our results of operations. Adverse changes in the underlying profitability and financial outlook of our operations could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheet, which could materially and adversely affect our results of operations. Additionally, changes in tax laws in the United States where we have significant operations could have an adverse effect on deferred tax assets and liabilities on our consolidated balance sheets and results of operations. We are also subject to tax audits by governmental authorities in the United States. Negative unexpected results from one or more such tax audits could have an adverse effect on our results of operations.

We are subject to business continuity risks associated with centralization of certain administrative functions. Certain administrative functions, primarily in North America, have been regionally centralized to improve efficiency and reduce costs. To the extent that these central locations are disrupted or disabled, key business processes, such as accounts payable, payroll and general management operations, could be interrupted.

RISKS RELATED TO MARKET AND ECONOMIC CONDITIONS

A decline in commercial office building occupancy and rental rates could affect our revenues and profitability. Our revenues are affected by commercial real estate occupancy levels. In certain geographic areas and service segments, our most profitable revenues are known as tag jobs, which are services performed for tenants in buildings in which our business performs building services for the property owner or management company. A decline in occupancy rates could result in a decline in fees paid by landlords, as well as tag work, which would lower revenues and create pricing pressures and therefore lower margins. Additionally, adverse changes in occupancy rates may further reduce demand, depress prices for our services and cause our clients to cancel their agreements to purchase our services, thereby possibly reducing earnings and adversely affecting our business and results of operations. Moreover, in those areas where the workers are unionized, decreases in revenues can be accompanied by relative increases in labor costs if we are obligated by collective bargaining agreements to retain workers with seniority and consequently higher compensation levels and cannot pass on these costs to clients.

Deterioration in economic conditions in general could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition. Continued slow domestic and international economic growth or other negative changes in global, national and local economic conditions could have a negative impact on our business. Specifically, adverse economic conditions may result in clients cutting back on discretionary spending, such as tag work. Additionally, since a significant portion of Parking revenues is tied to the number of airline passengers, hotel guests, and attendees at sports arenas, Parking results could be adversely affected by curtailment of business or personal travel and cutbacks in discretionary spending.

A variety of factors could adversely affect the results of operations of our building and energy services business. Any of the following could materially and adversely impact the results of operations of our building and energy services business: changes in energy costs or government regulations that would decrease the incentive for clients to update or improve their building control systems; revisions to energy efficiency legislation; increased competition; a decline in the outsourcing of facility management services; and the availability of labor to support growth of our energy service business.

Financial difficulties or bankruptcy of one or more of our major clients could adversely affect our results. Future revenues and our ability to collect accounts receivable depend, in part, on the financial strength of our clients. We estimate an allowance for accounts we do not consider collectible and this allowance adversely impacts profitability. In the event clients experience financial difficulty, and particularly if bankruptcy results, profitability is further impacted by our failure to collect accounts receivable in excess of the estimated allowance. Additionally, our future revenues would be reduced by the loss of these clients.

Our ability to operate and pay our debt obligations depends upon our access to cash. Because ABM conducts business operations through operating subsidiaries, we depend on those entities to generate the funds necessary to meet financial obligations. Delays in collections, which could be heightened by disruption in the credit markets and the financial services industry, or legal restrictions could restrict our subsidiaries’ ability to make distributions or loans to ABM. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to fund operations and make distributions to enable us to pay interest on debt obligations when due or to pay the principal of such debt. We have standby letters of credit and insurance deposits that represent amounts collateralizing self-insurance claims that we cannot access for operations. In addition, $20.0 million original principal amount of our investment portfolio is invested in auction rate securities that are not actively traded. In the event we need to liquidate our auction rate securities prior to a successful auction, our expected holding period, or their scheduled maturity, we might not be able to do so without realizing further losses.

Future declines in the fair value of our investments in auction rate securities could negatively impact our earnings. Future declines in the fair value of our investments in auction rate securities that we consider temporary will be recorded to accumulated other comprehensive income, net of taxes. We have experienced declines in the fair value of our investments in auction rate securities that we have determined to be other-than-temporary. If at any time in the future we determine that a further decline in fair value is other-than-temporary, we will record a charge to earnings for the credit loss portion of the impairment. In addition, the significant assumptions used in estimating credit losses may be different than actual realized losses, which could impact our earnings.

Uncertainty in the credit markets may negatively impact our costs of borrowing, our ability to collect receivables on a timely basis and our cash flow. The United States and global economies continue to experience slow growth, and the financial and credit markets could continue to experience significant declines that could diminish liquidity and credit availability. Any such diminishment may have a material adverse effect on our operations and our costs of borrowing. In addition, any tightening of credit in financial markets may adversely affect the ability of our clients to obtain financing, which could adversely impact our ability to collect amounts due from such clients or result in a decrease, or cancellation, of our services under our client contracts. Declines in our ability to collect receivables or in the level of client spending could adversely affect the results of our operations and our liquidity.

We incur accounting and other control costs that reduce profitability. As a publicly traded corporation, we incur certain costs to comply with regulatory requirements. If regulatory requirements were to become more stringent or if accounting or other controls thought to be effective later fail, we may be forced to make additional expenditures, the amounts of which could be material. Most of our competitors are privately owned, so our accounting and control costs can be a competitive disadvantage.

Sequestration under the Budget Control Act of 2011 (the “Budget Control Act”) or alternative measures that may be adopted in lieu of sequestration may negatively impact our business. The Budget Control Act contains a variety of measures intended to reduce the deficit over the U.S. fiscal years 2012-2021, including statutory caps on discretionary spending. In light of the Budget Control Act and deficit reduction pressures generally, it is possible that discretionary spending by the U.S. Government will remain constrained for a number of years. This could have a negative impact on the growth of our business with the U.S. Government, and in particular, the Department of Defense. In addition, without Congressional intervention, the Budget Control Act, or “sequestration,” takes effect on January 2, 2013. Some observers believe that sequestration could cause the U.S. economy to go into recession and could have material negative consequences to the global economy. Accordingly, the macro-economic effects of the Budget Control Act could have a material negative impact on our business if our clients reduce spending for our services in light of either continuing uncertainty or recession.

RISKS RELATING TO INDEBTEDNESS AND IMPAIRMENT CHARGES

Any future increase in the level of our debt or in interest rates can affect our results of operations. Any future increase in the level of our debt will likely increase our interest expense. Unless the operating income associated with the use of these funds exceeds the debt expense, borrowing money will have an adverse impact on our results. In addition, incurring debt requires that a portion of cash flow from operating activities be dedicated to interest payments and principal payments. Debt service requirements could reduce our ability to use our cash flow to fund operations and capital expenditures or to capitalize on future business opportunities, including additional acquisitions. Because current interest rates on our debt are variable, an increase in prevailing rates would increase our interest costs. Further, our credit facility agreement contains both financial covenants and covenants that limit our ability to engage in specified transactions, which may also constrain our flexibility.

An impairment charge could have a material adverse effect on our financial condition and results of operations. Under Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, we are required to test goodwill for impairment on an annual basis based upon a fair value approach. Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the dates of the acquisitions. We have chosen to perform our annual impairment reviews of goodwill at the beginning of the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of any reporting unit below its carrying amount. In addition, we test certain intangible assets for impairment annually or if events occur or circumstances change that would indicate the remaining carrying amount of these intangible assets might not be recoverable. These events or circumstances could include, but are not limited to, a significant change in the business climate, legal factors, operating performance indicators, competition, and sale or disposition of a significant portion of one of our businesses. If the fair value of one of our businesses is less than its carrying amount, we could be required to record an impairment charge. The valuation of the businesses requires judgment in evaluating, among other things, recent indications of market activity, and estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as market performance, changes in our client base and operating cash flows. The amount of any impairment could have a material adverse effect on our reported financial results for the period in which the charge is taken.

RISKS RELATED TO LABOR AND LEGAL PROCEEDINGS

We are defendants in class and representative actions and other lawsuits alleging various claims that could cause us to incur substantial liabilities. Our business involves placing our employees in the workplaces of our clients. We incur risks relating to these activities, including, but not limited to, claims by our employees of violations of wage and hour requirements, claims arising out of the actions or inactions of our employees, including matters that we have indemnified a client for, and claims relating to discrimination or harassment of our employees. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to these problems. Our insurance may not cover all claims that may be asserted against us. In addition, it is not possible to predict the outcome of these lawsuits or any other proceeding to which we may be subject. These lawsuits and other proceedings may consume substantial amounts of our financial and managerial resources, regardless of the ultimate outcome of the lawsuits and other proceedings. In addition, we may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause us to incur substantial liabilities that may have a material adverse effect upon our business, reputation, financial condition or results of operations.

Federal health care reform legislation may adversely affect our business and results of operations. In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States (collectively, the “Health Care Reform Laws”). The Health Care Reform Laws include a large number of health-related provisions, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014 penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Providing such additional health insurance benefits to our employees, or the payment of penalties if such coverage is not provided, would increase our expense. If we are unable to raise the rates we charge our clients to cover this expense, such increases in expense could reduce our operating profit.

In addition, under the Health Care Reform Laws employers will have to file a significant amount of additional information with the Internal Revenue Service and will have to develop systems and processes to track requisite information. We will have to modify our current systems, which could increase our general and administrative expense.

Changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations and financial results. Because many jobs in our Company do not require the ability to read or write English, we are an attractive employer for recent émigrés to this country and many of our jobs are filled by such. Adverse changes to existing laws and regulations applicable to employment of immigrants, enforcement requirements or practices under those laws and regulations, and inspections or investigations by immigration authorities or the prospects or rumors of any of the foregoing, even if no violations exist, could negatively impact the availability and cost of personnel and labor to the Company and the Company’s reputation.

Labor disputes could lead to loss of revenues or expense variations. At October 31, 2012, approximately 48% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during the year. In addition, at any given time, we may face a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues that, in turn, could lead to a strike, work slowdown or other job actions at one or more of our locations. In a market where we and a number of major competitors are unionized, but other competitors are not unionized, we could lose clients to competitors who are not unionized. A strike, work slowdown or other job action could in some cases disrupt us from providing services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients.

We participate in multiemployer pension plans, which under certain circumstances could result in material liabilities being incurred. We participate in various multiemployer pension plans under union and industry–wide agreements that generally provide defined pension benefits to employees covered by collective bargaining agreements. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. In the event that a participating employer to a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In the event of the termination of a multiemployer pension plan or if we withdraw from a multiemployer pension plan, under applicable law we potentially could incur material liabilities.

OTHER

Natural disasters or acts of terrorism could disrupt services. Storms, earthquakes, drought, floods or other natural disasters or acts of terrorism may result in reduced revenues or property damage. Disasters may also cause economic dislocations throughout the country. In addition, natural disasters or acts of terrorism may increase the volatility of financial results, either due to increased costs caused by the disaster with partial or no corresponding compensation from clients or, alternatively, increased revenues and profitability related to tag jobs, special projects and other higher margin work necessitated by the disaster.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns or leases properties in domestic and foreign locations. As of October 31, 2012, the Company had corporate, subsidiary, regional, branch or district offices in over 300 locations throughout the United States, the Commonwealth of Puerto Rico, Canada, the United Arab Emirates, and the Kingdom of Saudi Arabia. At October 31, 2012, the Company owned 14 facilities which were located in: (1) Jacksonville and Tampa, Florida; (2) Portland, Oregon; (3) Houston and San Antonio, Texas; (4) Lake Tansi, Tennessee; (5) Kennewick, Spokane and Tacoma, Washington; (6) Spartanburg, South Carolina; (7) Huntsville, Alabama; and (8) Alpharetta, Georgia.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various inquiries, administrative proceedings and litigation arising in the ordinary course of business relating to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as a class action on behalf of a purported class of employees.

The Company is, or during 2012 was, a defendant in a number of lawsuits, including but not limited to the following lawsuits related to alleged violations of federal and/or state wage-and-hour laws or allegations of sexual harassment, discrimination or retaliation:

•	the consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (ACSS) filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”);

•	Bojorquez v. ABM Industries Incorporated and ABM Janitorial Services—Northern California, Inc. filed on January 13, 2010, in the San Francisco Superior Court (the “Bojorquez case”);

•	the consolidated cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco (the “Bucio case”);

•	the consolidated cases of Diaz/Morales/Reyes v. Ampco System Parking filed on December 5, 2006, in L.A. Superior Court (the “Diaz case”);

•	Khadera v. American Building Maintenance Co.-West and ABM Industries filed on March 24, 2008, in U.S District Court of Washington, Western District (the “Khadera case”);

•	Las and Yanez v. ABM Industries Incorporated, et al., filed on April 6, 2011 in Illinois state court and subsequently removed to the U.S. District Court for the Northern District of Illinois (the “Las/Yanez case”); and

•	Simpson v. ABM Janitorial Services-Northwest, Inc., and ABM Industries Incorporated filed on September 24, 2010 in the Superior Court for the State of Washington in and for King County (the “Simpson case”).

Cases Concluded in Fiscal Year 2012

Diaz

The Diaz case involved allegations that the Company failed to provide meal and rest breaks. On June 22, 2011, the parties accepted a mediator’s proposal which involved settling all the claims made in the first amended complaint for the period of October 1, 2002 to December 13, 2011, the date on which the Superior Court granted preliminary approval of the settlement. On January 27, 2012, the notices to the class of the settlement were mailed. The Superior Court approved the final settlement on May 21, 2012. The amount of the settlement, including payments to plaintiffs’ attorneys, was approximately $3.1 million and has been paid.

Khadera and Simpson

The Khadera case was a collective action and involved allegations relating to unpaid overtime and meal and rest claims. It was an opt-in class under the Fair Labor Standards Act. The parties settled this matter during the year ended October 31, 2012 for $2.0 million, which includes payments to plaintiffs’ attorneys. The U.S. District Court of Washington, Western District, approved the settlement on October 19, 2012, and the settlement was paid on November 7, 2012.

The Simpson case involved allegations relating to unpaid overtime, off-the-clock work, and failure to provide meal and rest periods under Washington state law. The parties have settled this matter for $1.0 million, which includes payments to plaintiffs’ attorneys. The Superior Court for the State of Washington in and for King County approved the settlement on September 28, 2012, and the settlement was paid on November 7, 2012.

Las/Yanez

The Las/Yanez case involved allegations relating to unpaid overtime and off-the-clock work under federal and state law. It was filed as a collective action, but was not certified as a class action or collective action. On May 4, 2012, the parties accepted a mediator’s proposal, which involved settling all the claims made in the operative complaint for the period of April 6, 2008 through May 7, 2012. During July and August, the notices to the class of the settlement were mailed. The U.S. District Court for the Northern District of Illinois granted final approval of the settlement on October 17, 2012. The amount of the settlement, including attorneys’ fees, was approximately $2.3 million. The settlement was paid in November 2012.

Ongoing Cases

Augustus

The Augustus case is a certified class action involving allegations that the Company violated certain state laws relating to rest breaks. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, which sought damages in the amount of $103.1 million, and the Company filed a motion for decertification of the class. On July 6, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”) heard plaintiffs’ motion for damages on the rest break claim and the Company’s motion to decertify the class. On July 31, 2012, the Superior Court denied the Company’s motion and entered judgment in favor of plaintiffs in the amount of approximately $89.7 million. This amount did not include plaintiffs’ counsels’ fees. The Company filed a notice of appeal on August 29, 2012. The plaintiffs have filed three separate motions for attorneys’ fees. One motion seeks attorneys’ fees from the common fund. The common fund refers to the approximately $89.7 million judgment entered in favor of the plaintiffs. The other two motions seek attorneys’ fees from the Company in an aggregate amount of $11.7 million. On October 12, 2012, the Company filed oppositions to the two fee motions seeking attorneys’ fees from the Company. The Company strongly disagrees with the decisions of the Superior Court, and firmly believes that it has complied with applicable law.

Bojorquez

The Company is a defendant in the Bojorquez case. Plaintiff brought suit for sexual harassment, retaliation, and failure to prevent harassment and discrimination. On May 17, 2012, a jury awarded the plaintiff approximately $0.8 million in damages. The Company filed a notice of intent to appeal on October 11, 2012. On October 17, 2012, plaintiff filed an application for attorneys’ fees and costs with the San Francisco Superior Court seeking approximately $4.8 million in fees and expenses. The Company has filed a response vigorously contesting plaintiffs application for attorneys’ fees.

Bucio

The Bucio case is a purported class action involving allegations that the Company failed to track work time and provide breaks. On April 19, 2011, the trial court held a hearing on plaintiffs motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs motion to certify the class. On May 11, 2011, the plaintiffs filed a motion to reconsider, which was denied. The plaintiffs have appealed the class certification issues. The trial court stayed the underlying lawsuit for the individual plaintiffs pending the decision in the appeal. On August 30, 2012, the plaintiffs filed their appellate brief on the class certification issues. The Company filed its responsive brief on November 15, 2012.

The Company expects to prevail in these ongoing cases. However, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs in one or more of these cases, or other cases, do prevail, the results may have a material effect on our financial position or cash flows.

Other

During October 2011, the Company began an internal investigation into matters relating to compliance with the U.S. Foreign Corrupt Practices Act and the Company’s internal policies in connection with services provided by a foreign entity affiliated with a former Linc joint venture partner. Such services commenced prior to the acquisition of Linc. As a result of the investigation, the Company caused Linc to terminate its association with the arrangement. In December 2011, the Company contacted the U.S. Department of Justice and the Securities and Exchange Commission to voluntarily disclose the results of its internal investigation, and it is cooperating with the government’s investigation. The Company cannot reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, the Company does not believe that these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows.

In June 2012, the Company settled certain matters arising under a contract related to a prior divestiture and, in connection therewith, made a payment of $1.8 million to the other party to the contract primarily in exchange for a release from certain restrictive covenants.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The Company’s common stock is listed on the New York Stock Exchange (NYSE: ABM). The following table sets forth the high and low intra-day prices of the Company’s common stock on the New York Stock Exchange and quarterly cash dividends declared on shares of common stock for the periods indicated:

	Fiscal Quarter
(In dollars)	First	Second	Third	Fourth
Fiscal Year 2012
Price range of common stock:
High	$22.96	$24.61	$23.41	$20.83
Low	$18.98	$21.73	$17.85	$17.95
Dividends declared per share	$0.145	$0.145	$0.145	$0.145
Fiscal Year 2011
Price range of common stock:
High	$27.00	$27.14	$24.53	$22.78
Low	$21.50	$22.80	$21.74	$17.29
Dividends declared per share	$0.140	$0.140	$0.140	$0.140

To the Company’s knowledge, there are no current factors that are likely to materially limit the Company’s ability to pay comparable dividends for the foreseeable future.

Stockholders

At December 11, 2012, there were 3,592 registered holders of the Company’s common stock.

Performance Graph

The following graph compares a $100 investment in the Company’s stock on October 31, 2007 with a $100 investment in each of the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Russell 2000 Value Index, also made on October 31, 2007. The graph portrays total return, 2007–2012, assuming reinvestment of dividends. The comparisons in the following graph are based on historical data and are not indicative of, or intended to forecast, the possible future performance of the Company’s common stock. This graph shows returns based on fiscal years ended October 31.

	INDEXED RETURNS Years Ending
Company / Index	2007	2008	2009	2010	2011	2012
ABM Industries Incorporated	100	71.17	84.36	103.92	95.47	92.28
S&P 500 Index	100	63.90	70.17	81.76	88.37	101.81
Russell 2000 Value Index	100	69.46	70.82	88.12	91.25	104.45

This performance graph shall not be deemed “soliciting material,” be deemed “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Issuer Purchases of Equity Securities

On September 5, 2012, the Company’s Board of Directors approved a share repurchase program authorizing up to $50 million in share repurchases. Under this repurchase program, the Company may purchase its common shares from time to time in open market purchases or privately negotiated transactions and may make all or part of the purchases pursuant to Rule 10b5-1 plans. The timing of repurchases will depend upon several factors, including market and business conditions, and the repurchases may be discontinued at any time. No stock repurchases were made in the fourth quarter of 2012.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from the Company’s consolidated financial statements. The data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

Years Ended October 31,	2012	2011	2010	2009	2008
(in thousands, except per share data)
Statement of Income Data
Revenues (1)	$4,300,265	$4,246,842	$3,495,747	$3,481,823	$3,623,590
Operating profit (2)	96,566	117,568	108,839	92,107	99,509
Income from continuing operations	62,718	68,698	63,870	55,490	52,731
Per Share Data
Net income per common share—Basic
Income from continuing operations	$1.16	$1.29	$1.23	$1.08	$1.04
Loss from discontinued operations	—	—	—	(0.02)	(0.14)

Net Income	$1.16	$1.29	$1.23	$1.06	$0.90

Net income per common share—Diluted
Income from continuing operations	$1.14	$1.27	$1.21	$1.07	$1.03
Loss from discontinued operations	—	—	—	(0.02)	(0.15)

Net Income	$1.14	$1.27	$1.21	$1.05	$0.88

Weighted-average common and common equivalent shares outstanding
Basic	53,987	53,121	52,117	51,373	50,519
Diluted	54,914	54,103	52,908	51,845	51,386
Dividends declared per common share	$0.58	$0.56	$0.54	$0.52	$0.50
Cash Flow Data
Net cash provided by continuing operating activities	$148,947	$156,800	$140,746	$121,255	$62,275

As of October 31,	2012	2011	2010	2009	2008
(in thousands)
Balance Sheet Data
Total assets	$1,869,251	$1,879,598	$1,548,670	$1,521,153	$1,575,944
Trade accounts receivable, net of allowances (3)	561,317	552,098	450,513	445,241	473,263
Insurance recoverables	64,500	70,610	76,098	72,117	71,617
Goodwill (4)	751,610	750,872	593,983	547,237	535,772
Other intangible assets, net of accumulated amortization (5)	109,138	128,994	65,774	60,199	62,179
Investments in auction rate securities	17,780	15,670	20,171	19,531	19,031
Investments in unconsolidated affiliates, net (6)	14,863	14,423	—	—	—
Line of credit (7)	215,000	300,000	140,500	172,500	230,000
Insurance claims	$343,804	$341,401	$348,314	$346,327	$346,157

(1)

Revenues in the year ended October 31, 2011 include $512.9 million associated with The Linc Group, LLC (“Linc”), which was acquired on December 1, 2010. Revenues in the year ended October 31, 2010 include approximately $43.0 million associated with the acquisitions of Five Star Parking, Network Parking Company Ltd., and System Parking, Inc. (collectively, this asset acquisition is referred to as “L&R”), and Diversco, Inc., which were acquired on October 1, 2010 and June 30, 2010, respectively. Revenues in the year ended October 31, 2008 include $836.6 million associated with the acquisition of OneSource Services Inc. (“OneSource”) and Healthcare Parking Services America, which were acquired on November 14, 2007 and April 2, 2007, respectively.

(2)

Operating profit in the year ended October 31, 2012 reflected $7.8 million in certain legal and settlement fees and a $7.3 million adjustment to increase self-insurance reserves related to prior year claims.

Operating profit in the year ended October 31, 2011 reflected the impact of the Linc acquisition, which included $417.7 million of operating expenses, $72.7 million of selling, general and administrative expenses, and $11.3 million of amortization expense.

Operating profit in the year ended October 31, 2009 included the impact of a $21.8 million expense associated with (a) the implementation of a new payroll and human resources information system, and the upgrade of the Company’s accounting systems; (b) the transition of certain back office functions to the Company’s Shared Services Center in Houston, Texas; and (c) the move of the Company’s corporate headquarters to New York. Additionally, operating profit reflected a $9.4 million adjustment to increase self-insurance reserves related to prior year claims.

Operating profit in the year ended October 31, 2008 reflected the impact of the OneSource acquisition which included $728.7 million of operating expenses, $63.4 million of selling, general and administrative expenses, and $5.3 million of amortization expense. Additionally, operating profit in fiscal 2008 included the impact of a $24.3 million expense associated with (a) the implementation of a new payroll and human resources information system, and the upgrade of the Company’s accounting systems; (b) the transition of certain back office functions to the Company’s Shared Services Center in Houston, Texas; (c) the move of the Company’s corporate headquarters to New York; and (d) integration costs associated with the acquisition of OneSource.

(3)	Trade accounts receivable, net of allowances increased by $86.3 million on December 1, 2010 as a result of the acquisition of Linc.

(4)	Goodwill in the years ended October 31, 2011 and 2008 increased by $156.1 million and $273.8 million, respectively, associated with the acquisitions of Linc and OneSource, respectively.

(5)

Other intangible assets, net of accumulated amortization, in the years ended October 31, 2011 and 2008 increased by $87.0 million and $48.7 million, respectively, in connection with the acquisitions of Linc and OneSource, respectively.

(6)	Investments in unconsolidated affiliates relate to investments in certain unconsolidated affiliated entities which were acquired as a result of the Linc acquisition.

(7)	As of October 31, 2012 and October 31, 2011, we had outstanding borrowings under our line of credit of $215.0 million and $300.0 million, respectively, which is primarily associated with acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its consolidated subsidiaries (hereinafter collectively referred to as “ABM”, “we”, “us”, “our”, or the “Company”). This MD&A should be read in conjunction with the consolidated financial statements and the accompanying notes (“Financial Statements”) contained in Item 8, “Financial Statements and Supplementary Data”. The following discussion and analysis of our financial condition and results of operations may contain forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate. See the “Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K. Unless otherwise indicated, all information in the discussion and references to years are based on the Company’s fiscal year, which ends on October 31.

Business Overview

ABM is a leading provider of end-to-end integrated facility solutions services to thousands of commercial, governmental, industrial, institutional, retail, and residential client facilities located primarily throughout the United States. The Company’s comprehensive capabilities include expansive facility solutions, energy solutions, commercial cleaning, maintenance and repair, HVAC, electrical, landscaping, parking, and security services, provided through stand-alone or integrated solutions.

Strategy and Outlook

In fiscal 2012, we further developed a platform to deliver an end-to-end service model to our clients. As a result, we began to realign our operational structure to an on-site, mobile and on-demand market based structure. During fiscal 2013, this realignment will continue and should improve our long-term growth prospects and provide higher margin opportunities by giving us the ability to better deliver end-to-end services to our clients located in urban, suburban and rural areas.

Our on-site service lines will include Janitorial, Security, Parking and a portion of our Facility Solutions business, which will allow us to focus and better cross sell our end-to-end services to clients. The mobile and on-demand service lines, which include building and energy solutions, will provide end-to-end service to clients with multiple locations or having specific service needs related to the maintenance and on-going operations of their facilities.

The Company’s strategy includes the expansion of its vertical market expertise in servicing the end-to-end needs of clients in certain industries. The Company expects to achieve its long-term growth opportunities through strategic acquisitions and through organic growth, while maintaining desirable profit margins and keeping overall costs low. Additionally, the Company continues to assess the impact that the annual federal budget and U.S. Government policy and strategy changes will have on its government clients and its business.

On November 1, 2012, we acquired Air Serv Corporation (“Air Serv”), a provider of integrated facility solutions services for airlines and freight companies, and HHA Services, Inc. (“HHA”), a provider of food and facility solutions services to hospitals, healthcare systems, long-term care facilities and retirement communities. The purchase prices for the Air Serv and HHA acquisitions were $157.5 million and $34.0 million, respectively, and are subject to certain closing adjustments. The Air Serv and HHA acquisitions should allow the Company to significantly expand its vertical market expertise in servicing the end-to-end needs of the airlines, airport authorities and healthcare service market.

In December 2010, the Company acquired The Linc Group, LLC (“Linc”) for an aggregate purchase price of $298.7 million in cash (the “Linc Acquisition”). Linc provides end-to-end integrated facility solutions services, military base operation services, and translation and other services in support of U.S. military operations. Linc’s clients include state and federal governments, commercial entities and residential customers, throughout the United States and in select international locations. The operations of Linc are included in the Facility Solutions segment as of the acquisition date.

Summary of Key Financial Performance Indicators

During the second half of 2011 and continuing throughout 2012, the U.S. economy was generally weak and the Company faced increasing competitive pricing pressures which led to a reduction in scope of work and certain contract losses from the Company’s clients. This competitive environment impacted overall margins in fiscal 2012.

Further, a significant portion of the revenues in the Facility Solutions segment is generated from contracts with the U.S. Government. The Company is continually assessing the potential impact that the size, composition, and timing of congressional approval of the annual federal budget will have on its government clients. In addition, the Company monitors and assesses the potential impact of U.S. Government policy and strategy changes on its business. While the volume of bid activity and request for proposals for future awards remains active, the Company’s government business has experienced and may continue to experience delays in new contract awards and in the start dates of currently awarded contracts or early termination of existing contracts.

In addition, during the year ended October 31, 2012, there were unfavorable developments in certain general liability and workers’ compensation claims for certain policy years prior to fiscal 2012. Certain general liability claims related to earlier policy years experienced losses significantly higher than were previously estimated. Workers’ compensation expense was unfavorable in California and other states where the Company maintains a significant presence. Specifically in California, workers’ compensation claims were favorable for older years, but adverse for more current years due primarily to California’s post-reform workers’ compensation environment. In addition, some of the unfavorable workers’ compensation development may be the result of the Company’s continuing attempt to achieve earlier settlement of claims.

Offsetting the unfavorable workers’ compensation developments in California and other states was the impact of a favorable reform in Illinois, and more specifically relating to reduced medical costs associated with the reform. The Company has also implemented a series of initiatives to improve the management of general liability claims. Further, the recognition within the Company’s annual actuarial assessment of the loss experience for policy years in which Linc was a member of a group captive, also resulted in a favorable insurance adjustment.

After analyzing the historical loss development patterns, comparing the loss development against benchmarks, adjusting for known operational claims handling changes, and applying actuarial projection methods to determine the estimate of ultimate losses, the Company increased its expected reserves for prior-year claims, which resulted in an increase in the related insurance expense of $7.3 million during fiscal year ended October 31, 2012 and was recorded as part of Corporate expenses.

These factors, along with higher payroll and payroll related expenses, and the accrual of certain legal settlement costs, have negatively impacted the Company’s operating results in 2012.

Financial Overview

Revenues increased by $53.4 million, or 1.3%, in the year ended October 31, 2012, as compared to the year ended October 31, 2011. The increase was primarily related to revenues associated with the timing of the Linc Acquisition, which occurred on December 1, 2010, new business within the Security and Janitorial segments, and additional revenues in the Facility Solutions segment from new ABM Building and Energy Solutions (“ABES”) contracts. The increase in revenues was partially offset by the continuing impact of reduction in scope of work and contract losses starting in fiscal 2011 and the termination of certain U.S. Government contracts in Iraq earlier in the fiscal year.

Operating profit decreased by $21.0 million, or 17.9% in the year ended October 31, 2012, as compared to the year ended October 31, 2011. The decrease was primarily related to an increase in self-insurance expense related to prior year claims primarily as a result of unfavorable developments in certain general liability and workers’ compensation claims during the year ended October 31, 2012 and higher payroll and payroll related expenses, primarily from higher state unemployment insurance rates and the impact of one additional working day in the year ended October 31, 2012. The decrease in operating profit was also related to higher legal settlement costs and the continuing impact of increasing competitive pricing pressures and contract losses starting in fiscal 2011, including the termination of certain U.S. Government contracts in Iraq earlier in the fiscal year.

In addition to revenues and operating profit, the Company’s management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable, including receivables from government contracts which generally have longer collection periods; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insured claims. The Company’s net cash provided by continuing operating activities was $148.9 million, $156.8 million and $140.7 million in the years ended October 31, 2012, 2011 and 2010, respectively.

The Company’s largest operating segment is the Janitorial segment, which generated approximately 55.7% of the Company’s revenues and approximately 67.3% of the Company’s operating profit, excluding expenses allocated to Corporate, in the year ended October 31, 2012.

RESULTS OF OPERATIONS

The Year Ended October 31, 2012 Compared with the Year Ended October 31, 2011

Consolidated

	Years ended October 31,
($ in thousands)	2012	2011	Increase / (Decrease)
Revenues	$4,300,265	$4,246,842	$53,423	1.3%
Expenses
Operating	3,854,380	3,781,264	73,116	1.9%
Gross margin as a % of revenues	10.4%	11.0%	(0.6)%
Selling, general and administrative	327,855	324,762	3,093	1.0%
As a % of revenues	7.6%	7.6%	—
Amortization of intangible assets	21,464	23,248	(1,784)	(7.7)%

Total expenses	4,203,699	4,129,274	74,425	1.8%

Operating profit	96,566	117,568	(21,002)	(17.9)%
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	(313)	—	313	NM*
Income from unconsolidated affiliates, net	6,395	3,915	2,480	63.3%
Interest expense	(9,999)	(15,805)	(5,806)	(36.7)%

Income from continuing operations before income taxes	92,649	105,678	(13,029)	(12.3)%
Provision for income taxes	(29,931)	(36,980)	(7,049)	(19.1)%

Income from continuing operations	62,718	68,698	(5,980)	(8.7)%
Loss from discontinued operations, net of taxes	(136)	(194)	(58)	(29.9)%

Net income	$62,582	$68,504	$(5,922)	(8.6)%

*	Not meaningful

Revenues

Revenues increased by $53.4 million, or 1.3%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The increase was primarily related to revenues associated with the timing of the Linc Acquisition, which occurred on December 1, 2010, new business within the Security and Janitorial segments, and additional revenues from new ABES contracts. The increase in revenues was partially offset by the continuing impact of reduction in scope of work and contract losses starting in fiscal 2011 and the termination of certain U.S. Government contracts in Iraq earlier in the fiscal year.

Operating Expenses

Operating expenses increased by $73.1 million, or 1.9%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. As a percentage of revenues, gross margin decreased by 0.6%, to 10.4% in the year ended October 31, 2012 from 11.0% in the year ended October 31, 2011. The decrease in gross margin was primarily related to an increase in payroll and payroll related expenses, including higher state unemployment insurance rates, and the impact of one additional working day in the year ended October 31, 2012. Also contributing to the decrease were higher self-insurance expenses related to prior year claims primarily as a result of unfavorable developments in certain general liability and workers’ compensation claims during the year ended October 31, 2012; the absence of a refund of paid health insurance premiums during the year ended October 31, 2011; and the continuing impact of increasing competitive pricing pressures and contract losses starting in fiscal 2011, including the termination of certain U.S. Government contracts in Iraq earlier in the fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.1 million, or 1.0%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. As a percentage of revenues, selling, general and administrative expenses remained flat at 7.6% in the years ended October 31, 2012 and October 31, 2011.

The increase in selling, general and administrative expenses was primarily related to:

•	$4.7 million higher expense associated with the settlement of certain legal cases;

•	$3.5 million of legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•

the absence of a $2.7 million settlement received in fiscal 2011, related to a dispute that arose in connection with the fiscal 2010 acquisition of Five Star Parking, Network Parking Company Ltd., and System Parking, Inc. (collectively, this asset acquisition is referred to as “L&R”);

•	$2.0 million higher costs associated with the Company’s re-branding initiative; and

•	a $1.8 million settlement paid in exchange for a release from certain restrictive covenants in connection with a contract related to a prior divestiture;

partially offset by:

•	a $5.6 million reduction in acquisition transaction costs, primarily related to the Linc Acquisition in fiscal 2011;

•	$5.5 million lower employee compensation expense and the absence of severance expense relating to an executive officer in fiscal 2011; and

•	a $1.4 million reduction primarily related to the consolidation of our data centers and the impact of additional companywide cost control measures in fiscal 2012.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $1.8 million, or 7.7%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The decrease was primarily related to certain intangible assets being amortized using the sum-of-the-years’-digits method, which results in declining amortization expense over the assets’ useful lives.

Income from Unconsolidated Affiliates, Net

Income from unconsolidated affiliates, net, increased by $2.5 million or 63.3%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The increase was primarily related to the Company’s share of a gain associated with property sales completed by one of its investments in a low income housing partnership.

Interest Expense

Interest expense decreased by $5.8 million, or 36.7%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The decrease was primarily related to a decrease in average borrowings and average interest rates under the Company’s line of credit. The average outstanding balances under the Company’s line of credit were $291.1 million and $369.1 million in the years ended October 31, 2012 and 2011, respectively.

Provision for Income Taxes

The effective tax rate on income from continuing operations for the years ended October 31, 2012 and 2011 was 32.3% and 35.0%, respectively. The effective tax rate for the year ended October 31, 2012 decreased due to a tax benefit of $6.9 million related to a re-measurement of certain unrecognized tax benefits and $1.9 million of additional employment based tax credits. Additionally, offsetting the decrease in tax rate during fiscal 2012 was the impact of the expiration of employment based tax credits as of December 31, 2011 and an increase in certain state tax rates in jurisdictions where the Company operates. The tax provision for the year ended October 31, 2011 included a tax benefit of $4.7 million related to a re-measurement of certain unrecognized tax benefits.

Segment Information

The Company has determined Janitorial, Facility Solutions, Parking and Security to be its reporting segments in accordance with Accounting Standards Codification Topic 280, Segment Reporting.

During the year ended October 31, 2012, the Company changed the name of its Engineering segment to Facility Solutions to better reflect the variety of end-to-end integrated facility solutions services, building operation and maintenance, and bundled energy solutions services provided to its clients.

Most Corporate expenses are not directly allocated. Such expenses include certain chief executive officer and other finance and human resource departmental costs, certain information technology costs, share-based compensation costs, certain legal and settlement costs, and current actuarial developments of self-insurance reserves related to claims incurred in prior years.

Segment revenues and operating profits for the years ended October 31, 2012 and 2011 were as follows:

	Years ended October 31,
($ in thousands)	2012	2011	Increase / (Decrease)
Revenues
Janitorial	$2,394,344	$2,380,195	$14,149	0.6%
Facility Solutions	924,415	899,381	25,034	2.8%
Parking	615,132	615,679	(547)	(0.1)%
Security	365,926	350,377	15,549	4.4%
Corporate	448	1,210	(762)	(63.0)%

	$4,300,265	$4,246,842	$53,423	1.3%

Operating profit
Janitorial	$135,967	$140,621	$(4,654)	(3.3)%
Operating profit as a % of revenues	5.7%	5.9%	(0.2)%
Facility Solutions	31,965	33,384	(1,419)	(4.3)%
Operating profit as a % of revenues	3.5%	3.7%	(0.2)%
Parking	26,189	24,257	1,932	8.0%
Operating profit as a % of revenues	4.3%	3.9%	0.4%
Security	7,835	7,968	(133)	(1.7)%
Operating profit as a % of revenues	2.1%	2.3%	(0.2)%
Corporate and other	(105,390)	(88,662)	16,728	18.9%

	$96,566	$117,568	$(21,002)	(17.9)%

Janitorial

	Years ended October 31,
($ in thousands)	2012	2011	Increase / (Decrease)
Revenues	$2,394,344	$2,380,195	$14,149	0.6%
Operating Profit	135,967	140,621	(4,654)	(3.3)%
Operating profit as a % of revenues	5.7%	5.9%	(0.2)%

Janitorial revenues increased by $14.1 million, or 0.6%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The increase was primarily related to additional revenues from new business, partially offset by the continuing impact of lost business and reduction in scope of work starting in fiscal 2011.

Operating profit decreased by $4.7 million, or 3.3%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. Operating profit margins decreased by 0.2%, to 5.7% in the year ended October 31, 2012 from 5.9% in the year ended October 31, 2011. The decrease in operating profit was primarily related to higher payroll and payroll related expenses, including the impact of higher state unemployment insurance rates and one additional working day in the year ended October 31, 2012. Also contributing to the decrease in operating profit were higher legal expenses and the continuing impact of lost business and increasing competitive pricing pressures starting in fiscal 2011. The decrease in operating profit was partially offset by a reduction in the sales allowance reserve, lower selling, general and administrative expenses due to additional cost control measures, and lower amortization of intangible assets expense in the year ended October 31, 2012.

Facility Solutions

	Years ended October 31,
($ in thousands)	2012	2011	Increase / (Decrease)
Revenues	$924,415	$899,381	$25,034	2.8%
Operating Profit	31,965	33,384	(1,419)	(4.3)%
Operating profit as a % of revenues	3.5%	3.7%	(0.2)%

Facility Solutions revenues increased by $25.0 million, or 2.8%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The increase was primarily related to revenues associated with the timing of the Linc Acquisition, which was acquired on December 1, 2010, and an increase in ABES and commercial facility solutions services revenues as a result of new contracts. The increase was partially offset by decreases in government revenues, including the termination of certain U.S. Government contracts in Iraq earlier in the fiscal year.

Operating profit decreased by $1.4 million, or 4.3%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. Operating profit margins decreased by 0.2%, to 3.5% in the year ended October 31, 2012 from 3.7% in the year ended October 31, 2011. The decrease in operating profit margins was primarily related to the unfavorable margin impact as a result of lower government revenues. Additionally, the decrease in operating profit margins was impacted by lower margins on new business contracts related to commercial facility solutions services as a result of increasing competitive pricing pressures and the impact of higher state unemployment insurance rates. The decrease in operating profit was partially offset by higher margins on increased ABES revenues and lower selling, general and administrative expenses due to additional cost control measures in the year ended October 31, 2012.

Parking

	Years ended October 31,
($ in thousands)	2012	2011	Increase / (Decrease)
Revenues	$615,132	$615,679	$(547)	(0.1)%
Operating Profit	26,189	24,257	1,932	8.0%
Operating profit as a % of revenues	4.3%	3.9%	0.4%

Parking revenues decreased by $0.5 million, or 0.1%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The decrease was primarily related to lost contracts, including the termination of certain unprofitable contracts, partially offset by increased revenues from existing and new clients.

Operating profit increased by $1.9 million, or 8.0%, during the year ended October 31, 2012, as compared to October 31, 2011. Operating profit margins increased by 0.4%, to 4.3% in the year ended October 31, 2012 from 3.9% in the year ended October 31, 2011. The increase in operating profit was primarily related to improved margins on certain existing contracts, the termination of certain unprofitable contracts and the impact of a favorable legal settlement in the current year.

Security

	Years ended October 31,
($ in thousands)	2012	2011	Increase / (Decrease)
Revenues	$365,926	$350,377	$15,549	4.4%
Operating Profit	7,835	7,968	(133)	(1.7)%
Operating profit as a % of revenues	2.1%	2.3%	(0.2)%

Security revenues increased by $15.5 million, or 4.4%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The increase was primarily related to additional revenues from new business that exceeded contract losses and increased revenues from existing clients.

Operating profit decreased by $0.1 million, or 1.7%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. Operating profit margins decreased by 0.2%, to 2.1% in the year ended October 31, 2012 from 2.3% in the year ended October 31, 2011. The slight decrease was primarily related to increases in payroll and payroll related expenses, including higher state unemployment insurance rates, partially offset by a reduction in selling, general and administrative expenses due to additional cost control measures in the year ended October 31, 2012.

Corporate and other

	Years ended October 31,
($ in thousands)	2012	2011	Increase / (Decrease)
Corporate expenses	$(105,390)	$(88,662)	$16,728	18.9%

Corporate expenses increased by $16.7 million, or 18.9%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The increase in Corporate expenses was primarily related to:

•

a $5.2 million increase in the self-insurance expense related to prior year claims primarily as a result of unfavorable developments in certain general liability and workers’ compensation claims during the year ended October 31, 2012;

•	$4.7 million of higher expense in the year ended October 31, 2012 associated with the settlement of certain legal cases;

•	the absence of a $3.7 million benefit related to a 2011 refund of health insurance premiums paid to one of the Company’s health insurance providers;

•	$3.5 million of legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•	the absence of a $2.7 million net benefit for a settlement received in fiscal 2011, related to a dispute that arose in connection with the L&R acquisition;

•	$2.0 million higher costs associated with the Company’s re-branding initiative; and

•	a $1.8 million settlement paid in exchange for a release from certain restrictive covenants in connection with a contract related to a prior divestiture;

partially offset by:

•	a $5.6 million reduction in acquisition transaction costs primarily related to the Linc Acquisition in fiscal 2011; and

•	a $2.5 million reduction primarily related to the consolidation of our data centers and the absence of severance expense relating to an executive officer in fiscal 2011.

The Year Ended October 31, 2011 Compared with the Year Ended October 31, 2010

Consolidated

	Years ended October 31,
($ in thousands)	2011	2010	Increase / (Decrease)
Revenues	$4,246,842	$3,495,747	$751,095	21.5%
Expenses
Operating	3,781,264	3,134,018	647,246	20.7%
Gross margin as a % of revenue	11.0%	10.3%	0.7%
Selling, general and administrative	324,762	241,526	83,236	34.5%
As a % of revenue	7.6%	6.9%	0.7%
Amortization of intangible assets	23,248	11,364	11,884	104.6%

Total expenses	4,129,274	3,386,908	742,366	21.9%

Operating profit	117,568	108,839	8,729	8.0%
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	(127)	(127)	NM*
Income from unconsolidated affiliates, net	3,915	—	3,915	NM*
Interest expense	(15,805)	(4,639)	11,166	240.7%

Income from continuing operations before income taxes	105,678	104,073	1,605	1.5%
Provision for income taxes	(36,980)	(40,203)	(3,223)	(8.0)%

Income from continuing operations	68,698	63,870	4,828	7.6%
(Loss) income from discontinued operations, net of taxes	(194)	251	(445)	(177.3)%

Net income	$68,504	$64,121	$4,383	6.8%

*	Not meaningful

Revenues

Revenues increased by $751.1 million, or 21.5%, during the year ended October 31, 2011, as compared to the year ended October 31, 2010. The increase was primarily related to revenues associated with the Linc, Diversco Inc. (“Diversco”) and L&R acquisitions, which together accounted for $724.7 million of the increase.

Operating Expenses

Operating expenses increased by $647.2 million, or 20.7%, during the year ended October 31, 2011, as compared to the year ended October 31, 2010. As a percentage of revenues, gross margin increased by 0.7%, to 11.0% in the year ended October 31, 2011 from 10.3% in the year ended October 31, 2010. The increase in gross margin was primarily related to higher margins experienced at Linc, partially offset by an increase in payroll and payroll related expenses as a result of one additional working day in the year ended October 31, 2011 and the impact of higher state unemployment insurance rates that went into effect on January 1, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $83.2 million, or 34.5%, during the year ended October 31, 2011, as compared to the year ended October 31, 2010. As a percentage of revenues, selling, general and administrative expenses increased by 0.7%, to 7.6% in the year ended October 31, 2011 from 6.9% in the year ended October 31, 2010.

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

partially offset by:

•	a $4.1 million decrease in charges related to litigation contingencies, including associated legal fees; and

•	a $2.7 million net benefit for a settlement received in 2011, related to a dispute in connection with the L&R Acquisition.

Amortization of Intangible Assets

Amortization of intangible assets increased by $11.9 million, or 104.6%, during the year ended October 31, 2011, as compared to the year ended October 31, 2010. The increase was primarily related to amortization of intangible assets acquired with the Linc Acquisition.

Income from Unconsolidated Affiliates, Net

Income from unconsolidated affiliates, net, increased by $3.9 million, in the year ended October 31, 2011, as compared to the year ended October 31, 2010 as a result of the Linc Acquisition.

Interest Expense

Interest expense increased by $11.2 million, or 240.7%, during the year ended October 31, 2011, as compared to the year ended October 31, 2010. The increase was primarily related to an increase in average borrowings and average interest rates under the line of credit as a result of financing the Linc Acquisition. The average outstanding balances under the Company’s line of credit were $369.1 million and $156.7 million in the year ended October 31, 2011 and October 31, 2010, respectively.

Provision for Income Taxes

The effective tax rate on income from continuing operations for the years ended October 31, 2011 and 2010 was 35.0% and 38.6%, respectively. The tax provision for the year ended October 31, 2011 includes a tax benefit of $4.7 million related to a re-measurement of certain unrecognized tax benefits, partially offset by other discrete tax costs of $1.9 million, primarily related to the true-up of prior year tax balances including a reduction in anticipated employment based tax credits.

Segment Information

Segment revenues and operating profits for the years ended October 31, 2011 and 2010 were as follows:

	Years Ended October 31,
($ in thousands)	2011	2010	Increase /(Decrease)
Revenues
Janitorial	$2,380,195	$2,306,098	$74,097	3.2%
Facility Solutions	899,381	382,629	516,752	135.1%
Parking	615,679	469,398	146,281	31.2%
Security	350,377	336,249	14,128	4.2%
Corporate and other	1,210	1,373	(163)	(11.9)%

	$4,246,842	$3,495,747	$751,095	21.5%

Operating profit
Janitorial	$140,621	$140,007	$614	0.4%
Operating profit as a % of revenue	5.9%	6.1%	(0.2)%
Facility Solutions	33,384	22,931	10,453	45.6%
Operating profit as a % of revenue	3.7%	6.0%	(2.3)%
Parking	24,257	22,738	1,519	6.7%
Operating profit as a % of revenue	3.9%	4.8%	(0.9)%
Security	7,968	7,487	481	6.4%
Operating profit as a % of revenue	2.3%	2.2%	0.1%
Corporate and other	(88,662)	(84,324)	4,338	5.1%

	$117,568	$108,839	$8,729	8.0%

Janitorial

	Years ended October 31,
($ in thousands)	2011	2010	Increase /(Decrease)
Revenues	$2,380,195	$2,306,098	$74,097	3.2%
Operating Profit	140,621	140,007	614	0.4%
Operating profit as a % of revenues	5.9%	6.1%	(0.2)%

Janitorial revenues increased by $74.1 million, or 3.2%, during the year ended October 31, 2011, as compared to the year ended October 31, 2010. The increase was primarily related to revenues associated with Diversco, which was acquired on June 30, 2010, and additional revenues from new business. The period-over-period increase in revenues attributable to Diversco in 2011 was $49.8 million.

Operating profit increased by $0.6 million, or 0.4%, during the year ended October 31, 2011, as compared to the year ended October 31, 2010. Operating profit margins decreased by 0.2%, to 5.9% in the year ended October 31, 2011 from 6.1% in the year ended October 31, 2010. The increase in operating profit was primarily related to the increase in revenue, partially offset by higher payroll and payroll related expenses as a result of one additional working day in the year ended October 31, 2011 and the impact of higher state unemployment insurance rates that went into effect on January 1, 2011, as well as increases in fuel costs.

Facility Solutions

	Years ended October 31,
($ in thousands)	2011	2010	Increase /(Decrease)
Revenues	$899,381	$382,629	$516,752	135.1%
Operating Profit	33,384	22,931	10,453	45.6%
Operating profit as a % of revenues	3.7%	6.0%	(2.3)%

Facility Solutions revenues increased by $516.8 million, or 135.1%, during the year ended October 31, 2011, as compared to the year ended October 31, 2010. The increase was primarily related to revenues associated with the acquisition of Linc, which was acquired on December 1, 2010. The revenues attributable to Linc in 2011 were $512.9 million.

Operating profit increased by $10.5 million, or 45.6%, during the year ended October 31, 2011, as compared to the year ended October 31, 2010. Operating profit margins decreased by 2.3%, to 3.7% in the year ended October 31, 2011 from 6.0% in the year ended October 31, 2010. The increase in operating profit is primarily related to the operating profit associated with Linc, which was $11.1 million (excluding transaction costs and the interest expense associated with the borrowings under the Company’s line of credit used to finance the acquisition, which were recorded within Corporate expenses) in the year ended October 31, 2011.

Parking

	Years ended October 31,
($ in thousands)	2011	2010	Increase /(Decrease)
Revenues	$615,679	$469,398	$146,281	31.2%
Operating Profit	24,257	22,738	1,519	6.7%
Operating profit as a % of revenues	3.9%	4.8%	(0.9)%

Parking revenues increased by $146.3 million, or 31.2%, during the year ended October 31, 2011, as compared to the year ended October 31, 2010. The increase was related to revenues associated with the acquisition of L&R, which was acquired on October 1, 2010, partially offset by lost business as a result of the weaker U.S. economy. The period-over-period increase in revenues attributable to L&R in 2011 was $154.5 million.

Operating profit increased by $1.5 million, or 6.7%, during the year ended October 31, 2011, as compared to the year ended October 31, 2010. Operating profit margins decreased by 0.9%, to 3.9% in the year ended October 31, 2011 from 4.8% in the year ended October 31, 2010. The increase in operating profit was primarily related to the increase in revenues, partially offset by an increase in payroll related expenses associated with higher state unemployment insurance rates that went into effect on January 1, 2011 and an increase in legal costs related to a contract settlement.

Security

	Years ended October 31,
($ in thousands)	2011	2010	Increase /(Decrease)
Revenues	$350,377	$336,249	$14,128	4.2%
Operating Profit	7,968	7,487	481	6.4%
Operating profit as a % of revenues	2.3%	2.2%	0.1%

Security revenues increased by $14.1 million, or 4.2%, during the year ended October 31, 2011, as compared to the year ended October 31, 2010. The increase was primarily related to revenues associated with the acquisition of Diversco, which was acquired on June 30, 2010, and additional revenues from new business. The period-over-period increase in revenues attributable to Diversco in the year ended October 31, 2011 was $7.4 million.

Operating profit increased by $0.5 million, or 6.4%, during the year ended October 31, 2011, as compared to the year ended October 31, 2010. Operating profit margins increased by 0.1%, to 2.3% in the year ended October 31, 2011 from 2.2% in the year ended October 31, 2010. The increase in operating profit was primarily related to a reduction in general and administrative expenses, predominantly payroll and payroll related expenses and legal fees.

Corporate and other

	Years ended October 31,
($ in thousands)	2011	2010	Increase /(Decrease)
Corporate expenses	$(88,662)	$(84,324)	$4,338	5.1%

Corporate expenses increased by $4.3 million, or 5.1%, during the year ended October 31, 2011, as compared to the year ended October 31, 2010. The increase in Corporate expenses was primarily related to:

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

partially offset by:

•	a $4.1 million decrease in charges related to litigation contingencies, including associated legal fees;

•	a $3.7 million benefit related to a refund of 2011 and 2010 health insurance premiums paid to one of the Company’s health insurance providers; and

•	a $2.7 million net benefit for a settlement received in 2011, related to a dispute in connection with the L&R acquisition.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs could include, among other items, commitments for operating leases, payroll payments, insurance claim payments, interest payments, legal settlements, and pension funding obligations. The Company’s investing and financing spending could include payments for acquired businesses, capital expenditures, share repurchases, dividends and payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its line of credit, which had $330.0 million of remaining availability at October 31, 2012, subject to compliance with certain covenants (as described in the “Line of Credit” section below), and access to capital markets are sufficient to fund its operating, investing and financing requirements for the next twelve months. However, there can be no assurance that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

In connection with the acquisitions completed in November 2012, the Company borrowed approximately $195.0 million under the line of credit, which decreased its borrowing capacity.

On a continuing basis, we consider various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures, the payment of dividends, and share repurchases. These transactions may result in future cash proceeds or payments.

The table below summarizes our cash and cash equivalents activity:

	October 31,		Increase /
(in thousands)	2012	2011	(Decrease)
Cash and cash equivalents	$43,459	$26,467	$16,992
Working capital	293,517	290,561	2,956
Working capital from continuing operations	293,118	288,569	4,549

	Years Ended October 31,			Increase / (Decrease)
(in thousands)	2012	2011	2010	2012	2011
Net cash provided by operating activities	$150,612	$159,990	$149,864	$(9,378)	$10,126
Net cash used in investing activities	(29,838)	(307,412)	(87,860)	(277,574)	219,552
Net cash (used in) provided by financing activities	(103,782)	134,443	(56,711)	(238,225)	191,154

Working Capital

Working capital at October 31, 2012 was $3.0 million higher as compared to October 31, 2011. Excluding the effects of discontinued operations, working capital was $4.5 million higher at October 31, 2012, as compared to October 31, 2011. The increase in working capital was primarily driven by timing of payments made for income taxes and other accrued liabilities, partially offset by timing of collections received from clients and payments made for prepaid expenses as well as the impact of overall lower spending.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased by $9.4 million in the year ended October 31, 2012 as compared to the year ended October 31, 2011. The decrease was primarily related to the decrease in income from continuing operations before income taxes and timing of payments made for vendor invoices and other accrued liabilities, partially offset by the timing of payments made for insurance claims and trade accounts receivable collections received from clients.

Net cash provided by operating activities increased by $10.1 million in the year ended October 31, 2011 as compared to the year ended October 31, 2010. The increase was primarily related to the timing of payments made on vendor invoices, partially offset by the timing of collections received from clients (which includes longer collection periods pertaining to the Company’s government business). The cash flows from operating activities in the year ended October 31, 2011 were also impacted by higher cash paid for income taxes (net of refunds received) and interest paid on the line of credit, as compared to the year ended October 31, 2010.

Investing Activities

Net cash used in investing activities decreased by $277.6 million in the year ended October 31, 2012, as compared to the year ended October 31, 2011. The decrease was primarily related to $290.3 million cash paid, net of cash acquired, for the Linc Acquisition, during the year ended October 31, 2011, partially offset by $5.5 million cash paid, net of cash acquired, in connection with an acquisition made in fiscal 2012, a $5.9 million increase in fixed asset additions, and the redemption of an auction rate security of $5.0 million in the prior year.

Net cash used in investing activities increased by $219.6 million in the year ended October 31, 2011, as compared to the year ended October 31, 2010. The increase was primarily related to $290.3 million cash paid, net of cash acquired, for the Linc Acquisition, and $0.7 million of additional consideration paid in fiscal 2011 for achievement of certain financial performance targets in connection with acquisitions in prior years. This increase was partially offset by payments made in the year ended October 31, 2010 in the aggregate amount of $62.3 million for the L&R and Diversco acquisitions, net of cash acquired, and $3.3 million for additional consideration for the achievement of certain financial performance targets in connection with acquisitions in prior years.

Financing Activities

Net cash used in financing activities increased by $238.2 million in the year ended October 31, 2012, as compared to the year ended October 31, 2011. The decrease was primarily related to $306.8 million cash borrowed to finance the Linc Acquisition in fiscal 2011 and higher net payments made on the Company’s line of credit during the year ended October 31, 2012.

Net cash provided by financing activities increased by $191.2 million in the year ended October 31, 2011, as compared to the year ended October 31, 2010. The increase was primarily related to $306.8 million of cash borrowed to finance the Linc Acquisition, which was partially offset by repayments made on the Company’s line of credit during the year ended October 31, 2011.

Dividends

On December 10, 2012, the Company announced a quarterly cash dividend of $0.15 per share on its common stock, payable on December 28, 2012. The Company declared a quarterly cash dividend on its Common Stock during each of the four quarters of fiscal 2012, 2011 and 2010. The total annual dividends paid in the years ended October 31, 2012, 2011 and 2010 were $31.3 million, $29.7 million and $28.2 million, respectively.

Share Repurchase Program

On September 5, 2012, the Company’s Board of Directors approved a share repurchase program authorizing up to $50 million in share repurchases. Under this repurchase program, the Company may purchase its common shares from time to time in open market purchases or privately negotiated transactions and the timing of repurchases will depend upon several factors, including market and business conditions. The repurchase program may be suspended or discontinued at any time without notice. No stock repurchases were made in the year ended October 31, 2012.

Line of Credit

On November 30, 2010, the Company entered into a five-year syndicated credit agreement (“Credit Agreement”) that replaced the Company’s then-existing $450.0 million syndicated credit agreement dated November 14, 2007. The Credit Agreement provides for revolving loans, swingline loans and letters of credit up to an aggregate amount of $650.0 million (the “Facility”). The Company, at its option, may increase the size of the Facility to $850.0 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). During the year ended October 31, 2011, the Credit Agreement was amended to reduce the borrowing spread interest on loans, extend the maturity date to September 8, 2016 and revise certain defined terms.

Borrowings under the Facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either a (a) eurodollar rate (generally LIBOR), or (b) base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time, and (3) the eurodollar rate plus 1.00%. The applicable margin is a percentage per annum varying from 0.00% to 0.75% for base rate loans and 1.00% to 1.75% for eurodollar loans, based upon the Company’s leverage ratio. The Company also pays a commitment fee, based on the leverage ratio, payable quarterly in arrears, ranging from 0.225% to 0.300% on the average daily unused portion of the Facility. For purposes of this calculation, irrevocable standby letters of credit, issued primarily in conjunction with the Company’s self-insurance program, and cash borrowings are included as outstanding under the Facility.

The Credit Agreement contains certain leverage and liquidity covenants that require us to maintain a maximum leverage ratio of 3.25x at the end of each fiscal quarter, a minimum fixed charge coverage ratio of 1.50x at any time, and a consolidated net worth in an amount of not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss) and (iii) 100% of our aggregate increases in stockholder’s equity, beginning on November 30, 2010, each as further described in the Credit Agreement, as amended. The Company was in compliance with all covenants as of October 31, 2012.

If an event of default occurs under the Credit Agreement, including certain cross-defaults, insolvency, change in control, and violation of specific covenants, among others, the lenders: can terminate or suspend the Company’s access to the Facility; can declare all amounts outstanding under the Facility, including all accrued interest and unpaid fees, to be immediately due and payable; and may also require that the Company cash collateralize the outstanding standby letters of credit obligations.

The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swingline advances, the financing of capital expenditures and for other general corporate purposes, including acquisitions. As of October 31, 2012, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $215.0 million and $105.0 million, respectively. As of October 31, 2011, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $300.0 million and $96.8 million, respectively. At October 31, 2012 the Company had $330.0 million borrowing capacity available under the Facility, subject to compliance with the covenants described above.

In connection with the acquisitions completed in November 2012, the Company borrowed $195.0 million under the Facility, which decreased its borrowing capacity.

Contractual Obligations

As of October 31, 2012, the Company’s future contractual payments, commercial commitments and other long-term liabilities were as follows:

(in thousands)	Payments Due By Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	2018 and thereafter
Operating Leases (1)	$218,835	$69,069	$87,396	$34,612	$27,758
Information Technology Service Agreements (2)	7,741	5,671	2,070	—	—

	$226,576	$74,740	$89,466	$34,612	$27,758

	Payments Due By Period
Other Long-Term Liabilities	Total	2013	2014-2015	2016-2017	2018 and thereafter
Benefit obligations (3)	$31,307	$2,728	$5,549	$5,158	$17,872

	Amounts of Commitment Expiration Per Period
Commercial Commitments	Total	2013	2014-2015	2016-2017	2018 and thereafter
Borrowings Under Line of Credit (4)	$215,000	$—	$—	$215,000	$—
Standby Letters of Credit (5)	105,203	—	—	105,203	—
Surety Bonds (6)	297,535	231,884	64,480	1,171	—

	$617,738	$231,884	$64,480	$321,374	$—

Total Commitments	$875,621	$309,352	$159,495	$361,144	$45,630

(1)	Reflects the Company’s contractual obligations to make future payments under non-cancelable operating lease agreements for various facilities, vehicles and other equipment.

(2)	Reflects the Company’s contractual obligations to make future payments for outsourced services and licensing costs pursuant to its information technology agreements.

(3)

Future benefits expected to be paid relate to our defined benefit, post-retirement and deferred compensation plans. These amounts do not include the union-sponsored multiemployer defined benefit pension and other postretirement benefit plans. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions made to these plans were $252.7 million, $234.9 million and $213.5 million in the years ended October 31, 2012, 2011 and 2010, respectively.

The expected future benefit payments relating to our defined and post-retirement benefits were calculated using the same assumptions used to measure the Company’s benefit obligation as of October 31, 2012. This expectation is based upon expected future service. Refer to Note 11 of the Notes to Financial Statements contained in Item 8 “Financial Statements and Supplementary Data” for further details on assumptions used.

(4)

Borrowings under the Line of Credit are presented at face value. We exclude interest payments from these amounts because the cash outlay for the interest is unknown and cannot be reliably estimated as all of the debt is under a revolving credit facility. Interest payments will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time.

(5)

The Company had $105.2 million of standby letters of credit as of October 31, 2012, primarily related to its general liability, automobile, property damage, and workers’ compensation insurance programs.

(6)

The Company uses surety bonds, principally performance, payment and insurance bonds, related to contractual obligations in the normal course of business and to collateralize self-insurance obligations. These bonds typically remain in force for one to five years and may include optional renewal periods. At October 31, 2012, outstanding surety bonds totaled $297.5 million, of which $40.4 million have an effective date starting after October 31, 2012. The Company does not believe that these bonds will be drawn upon by the beneficiaries.

In addition to the information provided above, as of October 31, 2012, the Company’s total liability for unrecognized tax benefits was $88.4 million, of which $0.5 million is expected to be recognized in the next twelve months. The resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty, and therefore we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. In addition, certain of these matters may not require cash settlements due to the exercise of credit and net operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.

Off-Balance Sheet Arrangements

The Company has indemnification obligations with respect to letters of credit, primarily used for its general liability, automobile, property damage, and workers’ compensation insurance programs, and surety bonds, primarily used as security against non-performance in the normal course of business. At October 31, 2012, the outstanding letters of credit and surety bonds approximated $402.7 million and were not recorded on the Consolidated Balance Sheet.

Environmental Matters

The Company’s operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of the Company’s operations. In addition, from time to time, the Company is involved in environmental matters at certain of its locations or in connection with its operations. Historically, the cost of complying with environmental laws or resolving environmental issues relating to United States locations or operations has not had a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company does not believe that the resolution of known matters at this time will be material.

Effect of Inflation

The rates of inflation experienced in recent years have not had a material impact on the financial statements of the Company. The Company attempts to recover increased costs by increasing prices for its services, to the extent permitted by contracts and competition.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to insurance reserves, allowance for doubtful accounts, sales allowances, deferred income tax assets and valuation allowances, contingencies and litigation liabilities, estimates of useful lives of intangible assets, fair value used in the assessment of the recoverability of long-lived assets, impairment of goodwill and other intangible assets, fair value of auction rate securities, as well as the determination of fair values related to purchase accounting and share-based compensation. The Company bases its estimates on historical experience, known or expected trends, independent valuations and various other assumptions that are believed to be reasonable under the circumstances based on information available as of the date of the issuance of these Financial Statements. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. The current economic environment and U.S. Government policy and its potential effect on the Company and its clients have combined to increase the uncertainty inherent in such estimates and assumptions. Future results could be significantly affected if actual results were to be different from these estimates and assumptions.

We believe the following critical accounting policies govern the Company’s more significant judgments and estimates used in the preparation of our Financial Statements:

Revenue Recognition. The Company earns revenue primarily under various types of service contracts. In all forms of service provided by the Company, revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. The various types of service contracts are described below:

Monthly Fixed-Price Arrangements—Contracts in which the client agrees to pay a fixed fee every month over the specified contract term. A variation of a fixed-price arrangement is a square-foot arrangement, which consists of fixed monthly billings, less credits given to clients for vacant square footage that is not serviced.

Cost-Plus Arrangements—Contracts for which the client pays for services received based on an agreed upon rate of wages and benefits, payroll taxes, insurance charges and other expenses, plus a profit percentage.

Tag Services—Tag work generally represents supplemental services requested by clients outside of the standard service specification. Examples are cleanup after tenant moves, construction cleanup, flood cleanup, snow removal and extermination services.

Fixed-Price Repair and Refurbishment Arrangements—Revenue is recognized on certain fixed-price repair and refurbishment contracts using the percentage-of-completion method of accounting most often based on the cost-to-cost method. Under the percentage-of-completion method, revenues are recognized as the work progresses. The percentage of work completed is determined principally by comparing the actual costs incurred to date with the current estimate of total costs to complete. Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, and achievement of milestones, incentives, labor productivity, cost estimates and others. Such estimates are based on various professional judgments made with respect to those factors and are subject to change as each project proceeds and new information becomes available. Revenue and gross profit are adjusted periodically for revisions in estimated total contract costs and values. Estimated losses are recorded when identified. At times, these types of contracts have multiple elements which are evaluated by separating the contracts into separate units of accounting for revenue recognition. The Company is required to allocate revenue based on the relative selling price of each element which qualifies as a unit of accounting, even if such deliverables are not sold separately by the Company or other vendors.

Franchise Revenue—The Company franchises certain engineering services under the Linc Network, TEGG, CurrentSAFE and GreenHomes America brands through individual and area franchises. Initial franchise fees are recognized when the Company has performed substantially all initial services required by the franchise agreement. Continuing franchise royalty fees are based on a percentage of the franchisees’ revenue, which is recognized in the period in which the revenue is reported to have occurred, or on a flat rate charged to franchisees, recognized as earned. Direct (incremental) costs related to new franchise sales for which the revenue has not been recognized are deferred until the related revenue is recognized. Costs related to continuing franchise royalty fees are expensed as incurred.

Parking Reimbursement—The Company enters into managed locations arrangements within its Parking business whereby the Company manages the parking lot for the owner in exchange for a management fee. For these arrangements, revenues and expenses are passed through by the Company to the parking lot owner under the terms and conditions of the management location contract. The Company reports revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Such amounts totaled $305.7 million, $299.4 million and $231.5 million in the years ended October 31, 2012, 2011 and 2010, respectively.

Trade Accounts Receivable Allowances. Trade accounts receivable arise from services provided to the Company’s clients and are generally due and payable on terms varying from receipt of the invoice to net thirty days. The Company records an allowance for doubtful accounts to provide for losses on accounts receivable due to a client’s inability to pay. The allowance is typically estimated based on an analysis of the historical rate of credit losses or write-offs, specific client concerns and known or expected trends. Such analysis is inherently subjective. The Company’s earnings will be impacted in the future to the extent that actual credit loss experience differs from amounts estimated.

Changes in the financial condition of the Company’s clients or adverse developments in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk. Further, no client accounted for more than 10% of the Company’s consolidated revenues during the years ended October 31, 2012, 2011, or 2010.

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

Insurance Reserves. The Company uses a combination of insurance and self-insurance plans to manage the potential liabilities for workers’ compensation, general liability, property insurance, automobile liability, health and welfare, and professional liabilities. Insurance claim liabilities represent the Company’s estimate of retained risks without regard to insurance coverage. Such risks consist of estimates of the loss that will ultimately be incurred on reported claims, as well as estimates of claims that have been incurred but not yet reported.

With the assistance of external professionals, the Company periodically reviews its estimate of ultimate losses for all incurred claims and adjusts its required self-insurance reserves as appropriate. As part of this evaluation, the Company reviews the status of existing and new claim reserves as established by the external third-party claims administrators. The third-party administrators establish the case reserves based upon known factors related to the type and severity of the claims, legislative matters, and case law, as appropriate. The Company compares actual trends to expected trends and monitors claims development. The specific case reserves estimated by the third-party administrators are provided to an actuary who assists the Company in projecting an actuarial estimate of the overall ultimate losses for self-insurance, which includes the case reserves plus an actuarial estimate of reserves required for additional developments including “incurred but not reported” claim costs. The independent third-party’s actuarial point estimate of the reserves is reviewed by management and is recorded in the Company’s Financial Statements.

In general, the Company’s reserves are recorded on an undiscounted basis. Self-insurance liabilities assumed in acquisitions are recorded at fair value and are accreted to their notional amount with non-cash charges to interest expense over the period that they are expected to be settled. The Company allocates current-year insurance expense to its operating segments based upon their underlying exposures while actuarial adjustments related to prior year claims are recorded within Corporate expenses. Claims are classified as current or long-term based on the expected settlement date. Estimated insurance recoveries related to recorded liabilities are reflected as current or long-term “recoverables” in our Consolidated Balance Sheets when we believe that the receipt of such amounts is probable.

Although the Company engages third-party experts to assist in estimating appropriate insurance reserves, the determination of those reserves is dependent upon significant actuarial judgments that may have a material impact on the Company’s estimates. The interpretation of trends requires knowledge of many factors, which include, among others, changes in regulatory requirements, safety and loss control programs, and/or claims handling practices.

Investments in Auction Rate Securities. The Company considers its investments in auction rate securities as “available for sale”. Accordingly, auction rate securities are presented at fair value with changes in fair value recorded within other comprehensive income, unless a decline in fair value is determined to be other-than-temporary. The credit loss component of an other-than-temporary decline in fair value is recorded in earnings in the period identified. Fair value is estimated by considering, among other factors, assumptions about: (1) the underlying collateral; (2) credit risks associated with the issuer; (3) contractual maturity; (4) credit enhancements associated with financial insurance guarantees, if any; and (5) assumptions about when, if ever, the security might be re-financed by the issuer or have a successful auction.

The Company’s determination of whether impairments of its auction rate securities are other-than-temporary is based on an evaluation of several factors, circumstances, and known or reasonably supportable trends including, but not limited to: (1) the Company’s intent to hold the securities; (2) the Company’s assessment that it is not more likely than not that the Company will be required to sell the securities before recovering its cost basis; (3) expected defaults; (4) available ratings for the securities or the underlying collateral; (5) the rating of the associated guarantor (where applicable); (6) the nature and value of the underlying collateral expected to service the investment; (7) actual historical performance of the security in servicing its obligations; and (8) actuarial experience of the underlying re-insurance arrangement (where applicable), which in certain circumstances may have preferential rights to the underlying collateral. The Company’s determination of whether an other-than-temporary impairment represents a credit loss is calculated by evaluating the difference between the present value of the expected cash flows expected to be collected and the amortized cost basis of the security. Significant assumptions used in estimating credit losses include: (1) default rates for the security and the mono-line insurer, if any (which are based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents the Company’s view of when market efficiencies for securities may be restored).

Intangible Assets Other Than Goodwill. The Company reviews its intangible assets other than goodwill for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment is recorded for the excess of the carrying amount over the estimated fair value, which is generally determined using discounted future cash flows.

The Company’s intangible assets other than goodwill primarily consists of acquired customer contracts and relationships. Acquired customer relationship intangible assets are being amortized using the sum-of-the-years’-digits method over their useful lives, consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible assets are expected to be realized.

Goodwill. Goodwill represents the excess purchase price of acquired businesses over fair values attributed to underlying net tangible assets and identifiable intangible assets. We test the carrying value of goodwill for impairment at a “reporting unit” level (which for the Company is represented by each operating segment), using a two-step approach, annually as of August 1, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, a second step is performed to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, we would be required to recognize an impairment loss for that excess. The valuation of the Company’s reporting units requires significant judgment in evaluation of, among other things, recent indicators of market activity and estimated future cash flows, discount rates and other factors. The estimated fair value of each reporting unit was significantly in excess of their respective carrying amounts as of the measurement date in fiscal 2012.

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

Significant judgment is required in determining income tax provisions and tax positions. The Company may be challenged upon review by the applicable taxing authorities, and positions taken may not be sustained. All, or a portion of, the benefit of income tax positions are recognized only when the Company has made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The accounting for uncertain income tax positions requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective critical estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s results of operations and financial condition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. The U.S. Government is the Company’s most significant income tax jurisdiction.

Contingencies and Litigation. A loss contingency is recorded as a liability when it is both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If the Company believes that a loss in litigation is not probable, then no liability will be recorded. Expected costs of resolving contingencies, which include the use of third-party service providers, are accrued as the services are rendered.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-04 (“ASU 2012-04”), Technical Corrections and Improvements. The amendments in this update cover a wide range of topics and include technical corrections and improvements to the Accounting Standards Codification. The amendments in ASU 2012-04 will be effective for interim and annual reporting periods beginning after December 15, 2012. The Company will adopt ASU 2012-04 on February 1, 2013. The Company does not expect the adoption of ASU 2012-04 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued Accounting Standards Update 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company will adopt ASU 2011-11 on November 1, 2013. The adoption of ASU 2011-11 will not have a material impact on the Company’s disclosures.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. In addition, the new guidance requires consecutive presentation of the statement of net income and other comprehensive income with the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which is an update to ASU 2011-05. This amendment indefinitely defers the guidance relating to the presentation of reclassification adjustments. ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASUs 2011-05 and 2011-12 on November 1, 2012. The Company does not expect the adoption of these new disclosure requirements to have a material impact on its disclosures or consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 211-08”), Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount, then a two-step goodwill impairment test as described in Topic 350 must be performed. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This new standard will be effective for the Company beginning in fiscal 2013. There will be no impact to the Company’s consolidated financial statement presentation.

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

Interest Rate Risk

Line of Credit

The Company’s exposure to interest rate risk primarily relates to its variable rate borrowings under the $650.0 million five-year syndicated line of credit that expires in September 2016. At October 31, 2012, outstanding LIBOR- and IBOR- based borrowings of $215.0 million represented 100% of the Company’s total debt obligations. The Company anticipates borrowing similar amounts for periods of one day to three months. A hypothetical 1.0% increase in interest rates would have added additional interest expense of $2.7 million on the average outstanding borrowings under the Company’s line of credit, net of the interest rate swap agreements, in the year ended October 31, 2012.

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

As of October 31, 2012, the fair value of the interest rate swap was a $0.2 million liability, which was included in “Retirement plans and other” on the accompanying consolidated balance sheet. The effective portion of this cash flow hedge is recorded within accumulated other comprehensive income (loss) and reclassified into interest expense in the same period during which the hedged transactions affect earnings. The amount included in accumulated other comprehensive loss is $0.2 million ($0.1 million, net of taxes) at October 31, 2012.

Investment in Auction Rate Securities

At October 31, 2012, the Company held investments in auction rate securities from four different issuers having an aggregate original principal amount of $20.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). Auctions for these securities have not occurred since August 2007. A hypothetical 1.0% increase in interest rates during the year ended October 31, 2012 would have added approximately $0.2 million of additional interest income in fiscal 2012.

Foreign Currency

Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ABM Industries Incorporated:

We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries (“the Company”) as of October 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedule II. We have also audited the Company’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, the related financial statement Schedule II, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement Schedule II and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, ABM Industries Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ KPMG LLP

New York, New York

December 20, 2012

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
(in thousands, except share and per share amounts)	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$43,459	$26,467
Trade accounts receivable, net of allowances of $11,125 and $13,485 at October 31, 2012 and 2011, respectively	561,317	552,098
Notes receivable and other	62,053	54,748
Prepaid expenses	46,672	41,823
Prepaid income taxes	385	7,205
Deferred income taxes, net	43,671	40,565
Insurance recoverables	9,870	10,851

Total current assets	767,427	733,757

Insurance deposits	31,720	35,974
Other investments and long-term receivables	5,666	5,798
Investments in unconsolidated affiliates, net	14,863	14,423
Investments in auction rate securities	17,780	15,670
Property, plant and equipment, net of accumulated depreciation of $107,771 and $97,819 at October 31, 2012 and 2011, respectively	59,909	60,009
Other intangible assets, net of accumulated amortization of $100,180 and $78,669 at October 31, 2012 and 2011, respectively	109,138	128,994
Goodwill	751,610	750,872
Noncurrent deferred income taxes, net	17,610	30,948
Noncurrent insurance recoverables	54,630	59,759
Other assets	38,898	43,394

Total assets	$1,869,251	$1,879,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$130,410	$130,464
Accrued liabilities
Compensation	121,855	112,233
Taxes—other than income	19,437	19,144
Insurance claims	80,192	78,828
Other	113,566	102,220
Income taxes payable	8,450	307

Total current liabilities	473,910	443,196

Noncurrent income taxes payable	27,773	38,236
Line of credit	215,000	300,000
Retirement plans and other	38,558	39,707
Noncurrent insurance claims	263,612	262,573

Total liabilities	1,018,853	1,083,712

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,393,907 and 53,333,071 shares issued and outstanding at October 31, 2012 and 2011, respectively	544	533
Additional paid-in capital	234,636	211,389
Accumulated other comprehensive loss, net of taxes	(2,154)	(2,661)
Retained earnings	617,372	586,625

Total stockholders’ equity	850,398	795,886

Total liabilities and stockholders’ equity	$1,869,251	$1,879,598

See accompanying notes to the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31,
(in thousands, except per share data)	2012	2011	2010
Revenues	$4,300,265	$4,246,842	$3,495,747
Expenses
Operating	3,854,380	3,781,264	3,134,018
Selling, general and administrative	327,855	324,762	241,526
Amortization of intangible assets	21,464	23,248	11,364

Total expenses	4,203,699	4,129,274	3,386,908

Operating profit	96,566	117,568	108,839
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	(313)	—	(127)
Income from unconsolidated affiliates, net	6,395	3,915	—
Interest expense	(9,999)	(15,805)	(4,639)

Income from continuing operations before income taxes	92,649	105,678	104,073
Provision for income taxes	(29,931)	(36,980)	(40,203)

Income from continuing operations	62,718	68,698	63,870
(Loss) income from discontinued operations, net of taxes	(136)	(194)	251

Net income	$62,582	$68,504	$64,121

Net income per common share—Basic
Income from continuing operations	$1.16	$1.29	$1.23
Loss from discontinued operations, net of taxes	—	—	—

Net Income	$1.16	$1.29	$1.23

Net income per common share—Diluted
Income from continuing operations	$1.14	$1.27	$1.21
Loss from discontinued operations, net of taxes	—	—	—

Net Income	$1.14	$1.27	$1.21

Weighted-average common and common equivalent shares outstanding
Basic	53,987	53,121	52,117
Diluted	54,914	54,103	52,908
Dividends declared per common share	$0.58	$0.56	$0.54

See accompanying notes to the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
(in thousands)	Shares	Amount	Capital	Loss, net of taxes	Earnings	Total
October 31, 2009	51,688	$517	$176,480	$(2,423)	$512,476	$687,050
Comprehensive income:
Net income	—	—	—	—	64,121	64,121
Unrealized gain on auction rate securities, net of taxes of $179	—	—	—	461	—	461
Reclassification adjustment for credit losses recognized in earnings, net of taxes of $53	—	—	—	74	—	74
Foreign currency translation	—	—	—	68	—	68
Actuarial loss—Adjustments to pension and other post-retirement benefit plans, net of taxes of $108	—	—	—	(381)	—	(381)
Unrealized gain on interest rate swaps, net of taxes of $230	—	—	—	338	—	338

Comprehensive income						64,681
Dividends:
Common stock	—	—	—	—	(28,152)	(28,152)
Tax effect from exercise of stock options	—	—	383	—	—	383
Stock issued under employees’ stock purchase and option plans	947	9	11,484	—	(501)	10,992
Share-based compensation expense	—	—	4,071	—	—	4,071

October 31, 2010	52,635	$526	$192,418	$(1,863)	$547,944	$739,025
Comprehensive income:
Net income	—	—	—	—	68,504	68,504
Foreign currency translation				214	—	214
Unrealized gain on auction rate securities, net of taxes of $193	—	—	—	306	—	306
Net unrealized gain on interest rate swaps, net of taxes of $76	—	—	—	115	—	115
Actuarial loss—Adjustments to pension and other post-retirement benefit plans, net of taxes of $996	—	—	—	(1,433)	—	(1,433)

Comprehensive income						67,706
Dividends:
Common stock	—	—	—	—	(29,744)	(29,744)
Tax effect from exercise of stock options	—	—	(467)	—	—	(467)
Stock issued under employees’ stock purchase and option plans	698	7	10,247	—	(79)	10,175
Share-based compensation expense	—	—	9,191	—	—	9,191

October 31, 2011	53,333	$533	$211,389	$(2,661)	$586,625	$795,886

See accompanying notes to the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(continued)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
(in thousands)	Shares	Amount	Capital	Loss, net of taxes	Earnings	Total
October 31, 2011	53,333	$533	$211,389	$(2,661)	$586,625	$795,886
Comprehensive income:
Net income	—	—	—	—	62,582	62,582
Foreign currency translation	—	—	—	(85)	—	(85)
Unrealized gain on auction rate securities, net of taxes of $866	—	—	—	1,244	—	1,244
Reclassification adjustment for credit losses recognized in earnings, net of taxes of $126				187		187
Net unrealized gain on interest rate swaps, net of taxes of $16	—	—	—	23	—	23
Actuarial loss—Adjustments to pension and other post-retirement benefit plans, net of taxes of $594	—	—	—	(862)	—	(862)

Comprehensive income						63,089
Dividends:
Common stock	—	—	—	—	(31,309)	(31,309)
Tax effect from exercise of stock options	—	—	(156)	—	—	(156)
Stock issued under employees’ stock purchase and option plans	1,061	11	13,167	—	(526)	12,652
Share-based compensation expense	—	—	10,236	—	—	10,236

October 31, 2012	54,394	$544	$234,636	$(2,154)	$617,372	$850,398

See accompanying notes to the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$62,582	$68,504	$64,121
Loss (income) from discontinued operations, net of taxes	136	194	(251)

Income from continuing operations	62,718	68,698	63,870
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	50,897	52,658	36,315
Deferred income taxes	9,772	24,227	17,654
Share-based compensation expense	10,236	9,191	4,071
Provision for bad debt	2,551	3,142	2,636
Discount accretion on insurance claims	715	874	912
Auction rate security credit loss impairment	313	—	127
Gain on sale of assets	(2,015)	(150)	(1,059)
Income from unconsolidated affiliates, net	(6,395)	(3,915)	—
Distributions from unconsolidated affiliates	5,802	2,539	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(11,359)	(18,432)	1,976
Prepaid expenses and other current assets	(14,188)	(7,786)	(297)
Insurance recoverables	6,110	5,488	(3,981)
Other assets and long-term receivables	9,390	5,962	3,856
Income taxes payable	4,542	4,396	22,629
Retirement plans and other non-current liabilities	(1,584)	(4,085)	(317)
Insurance claims	1,688	(11,950)	(247)
Trade accounts payable and other accrued liabilities	19,754	25,943	(7,399)

Total adjustments	86,229	88,102	76,876

Net cash provided by continuing operating activities	148,947	156,800	140,746
Net cash provided by discontinued operating activities	1,665	3,190	9,118

Net cash provided by operating activities	150,612	159,990	149,864

Cash flows from investing activities:
Additions to property, plant and equipment	(28,052)	(22,124)	(23,942)
Proceeds from sale of assets and other	4,177	912	1,512
Purchase of businesses, net of cash acquired	(5,963)	(290,985)	(65,430)
Investments in unconsolidated affiliates	—	(215)	—
Proceeds from redemption of auction rate securities	—	5,000	—

Net cash used in investing activities	(29,838)	(307,412)	(87,860)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	12,496	9,708	11,376
Dividends paid	(31,309)	(29,744)	(28,152)
Deferred financing costs paid	(14)	(5,021)	—
Borrowings from line of credit	773,000	885,500	448,000
Repayment of borrowings from line of credit	(858,000)	(726,000)	(480,000)
Changes in book cash overdrafts	45	—	(7,935)

Net cash (used in) provided by financing activities	(103,782)	134,443	(56,711)

Net increase (decrease) in cash and cash equivalents	16,992	(12,979)	5,293
Cash and cash equivalents at beginning of year	26,467	39,446	34,153

Cash and cash equivalents at end of year	$43,459	$26,467	$39,446

See accompanying notes to the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
(in thousands)	2012	2011	2010
Supplemental Data:
Cash paid for income taxes, net of refunds received	$15,545	$9,651	$(108)
Tax effect from exercise of options	(156)	(467)	383
Cash received from exercise of options	12,652	10,175	10,993
Interest paid on line of credit	5,331	10,055	3,398

See accompanying notes to the consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND NATURE OF OPERATIONS

ABM Industries Incorporated, together with its consolidated subsidiaries (hereinafter collectively referred to as “ABM”, “we”, “us”, “our”, or the “Company”), is a leading provider of end-to-end integrated facility solutions services for commercial, governmental, industrial, institutional, retail, and residential facilities located primarily throughout the United States. The Company’s comprehensive capabilities include expansive facility solutions, energy solutions, commercial cleaning, maintenance and repair, HVAC, electrical, landscaping, parking and security services, provided through stand-alone or integrated solutions. The Company was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements present separately the financial position, results of operations, cash flows, and changes in stockholder’s equity and comprehensive income of ABM. The consolidated financial statements of ABM are hereinafter referred to as the “Financial Statements”. We prepare our Financial Statements and related disclosures in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Financial Statements include the accounts of ABM and all of our controlled subsidiaries. Equity investments in which the Company does not have control, but which the Company has the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership), are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in consolidation. Certain immaterial amounts in prior year financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Company’s Financial Statements. These estimates include, but are not limited to, insurance reserves, allowances for doubtful accounts, sales allowances, deferred income tax assets and valuation allowances, contingencies and litigation liabilities, estimates of useful lives of intangible assets, fair value used in the assessment of the recoverability of long-lived assets, impairment of goodwill and other intangible assets, fair value of auction rate securities, as well as the determination of fair values related to purchase accounting and share-based compensation. The Company bases its estimates on historical experience, known or expected trends, independent valuations, and various other assumptions that are believed to be reasonable under the circumstances based on information available as of the date of the issuance of these Financial Statements.

Summary of Significant Accounting Policies

Revenue Recognition. The Company earns revenue primarily under various types of service contracts. In all forms of service provided by the Company, revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. The various types of service contracts are described below:

Monthly Fixed-Price Arrangements—Contracts in which the client agrees to pay a fixed fee every month over the specified contract term. A variation of a fixed-price arrangement is a square-foot arrangement, which consists of fixed monthly billings, less credits given to clients for vacant square footage that is not serviced.

Cost-Plus Arrangements—Contracts for which the client pays for services received based on an agreed upon rate of wages and benefits, payroll taxes, insurance charges and other expenses, plus a profit percentage.

Tag Services—Tag work generally represents supplemental services requested by clients outside of the standard service specification. Examples are cleanup after tenant moves, construction cleanup, flood cleanup, snow removal and extermination services.

Fixed-Price Repair and Refurbishment Arrangements—Revenue is recognized on certain fixed-price repair and refurbishment contracts using the percentage-of-completion method of accounting most often based on the cost-to-cost method. Under the percentage-of-completion method, revenues are recognized as the work progresses. The percentage of work completed is determined principally by comparing the actual costs incurred to date with the current estimate of total costs to complete. Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, and achievement of milestones, incentives, labor productivity, cost estimates and others. Such estimates are based on various professional judgments made with respect to those factors and are subject to change as each project proceeds and new information becomes available. Revenue and gross profit are adjusted periodically for revisions in estimated total contract costs and values. Estimated losses are recorded when identified. At times, these types of contracts have multiple elements which are evaluated by separating the contracts into separate units of accounting for revenue recognition. The Company is required to allocate revenue based on the relative selling price of each element which qualifies as a unit of accounting, even if such deliverables are not sold separately by the Company or other vendors.

Franchise Revenue—The Company franchises certain engineering services under the Linc Network, TEGG, CurrentSAFE and GreenHomes America brands through individual and area franchises. Initial franchise fees are recognized when the Company has performed substantially all initial services required by the franchise agreement. Continuing franchise royalty fees are based on a percentage of the franchisees’ revenue, which is recognized in the period in which the revenue is reported to have occurred, or on a flat rate charged to franchisees, recognized as earned. Direct (incremental) costs related to new franchise sales for which the revenue has not been recognized are deferred until the related revenue is recognized. Costs related to continuing franchise royalty fees are expensed as incurred.

Parking Reimbursement—The Company enters into managed locations arrangements within its Parking business whereby the Company manages the parking lot for the owner in exchange for a management fee. For these arrangements, revenues and expenses are passed through by the Company to the parking lot owner under the terms and conditions of the management location contract. The Company reports revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Such amounts totaled $305.7 million, $299.4 million and $231.5 million in the years ended October 31, 2012, 2011 and 2010, respectively.

Trade Accounts Receivable Allowances. Trade accounts receivable arise from services provided to the Company’s clients and are generally due and payable on terms varying from receipt of the invoice to net thirty days. The Company records an allowance for doubtful accounts to provide for losses on accounts receivable due to a client’s inability to pay. The allowance is typically estimated based on an analysis of the historical rate of credit losses or write-offs, specific client concerns and known or expected trends. Such analysis is inherently subjective. Changes in the financial condition of the Company’s clients or adverse developments in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance. The Company does not believe that it has any material exposure due to either industry or regional concentrations of credit risk. Further, no client accounted for more than 10% of the Company’s consolidated revenues during the years ended October 31, 2012, 2011, or 2010.

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

Energy Savings Guarantees. The Company offers certain clients guaranteed energy savings on installed equipment under certain contracts. The total energy savings guarantees were $45.6 million at October 31, 2012 and extend through 2026. The Company accrues for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, the Company has not incurred significant losses in connection with these guarantees and the Company does not expect significant future losses.

Investments in Unconsolidated Affiliates. The Company owns non-controlling interests (generally 20% to 50%) in certain affiliated entities that predominantly provide facility solutions services to governmental and commercial clients, primarily in the United States and the Middle East. The net carrying amount of the investments in unconsolidated affiliates was $14.9 million at October 31, 2012. The Company accounts for such investments under the equity method of accounting.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The differences between the carrying amounts and the estimated fair values of equity method investments are recognized as an impairment loss when the loss is deemed to be other-than-temporary.

Insurance Reserves. The Company uses a combination of insurance and self-insurance plans to manage the potential liabilities for workers’ compensation, general liability, property insurance, automobile liability, health and welfare, and professional liabilities. Insurance claim liabilities represent the Company’s estimate of retained risks without regard to insurance coverage. Such risks consist of estimates of the loss that will ultimately be incurred on reported claims, as well as estimates of claims that have been incurred but not yet reported.

With the assistance of external professionals, the Company periodically reviews its estimate of ultimate losses for all incurred claims and adjusts its required self-insurance reserves as appropriate. As part of this evaluation, the Company reviews the status of existing and new claim reserves as established by the external third-party claims administrators. The third-party administrators establish the case reserves based upon known factors related to the type and severity of the claims, legislative matters, and case law, as appropriate. The Company compares actual trends to expected trends and monitors claims development. The specific case reserves estimated by the third-party administrators are provided to an actuary who assists the Company in projecting an actuarial estimate of the overall ultimate losses for self-insurance, which includes the case reserves plus an actuarial estimate of reserves required for additional developments including “incurred but not reported” claim costs. The independent third-party’s actuarial point estimate of the reserves is reviewed by management and is recorded in the Company’s Financial Statements.

In general, the Company’s reserves are recorded on an undiscounted basis. Self-insurance liabilities assumed in acquisitions are recorded at fair value and are accreted to their notional amount with non-cash charges to interest expense over the period that they are expected to be settled. The Company allocates current-year insurance expense to its operating segments based upon their underlying exposures while actuarial adjustments related to prior year claims are recorded within Corporate expenses. Claims are classified as current or long-term based on the expected settlement date. Estimated insurance recoveries related to recorded liabilities are reflected as current or long-term “recoverables” in our Consolidated Balance Sheets when we believe that the receipt of such amounts is probable.

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

The Company’s determination of whether its auction rate securities are other-than-temporarily impaired is based on an evaluation of several factors, circumstances, and known or reasonably supportable trends including, but not limited to: (1) the Company’s intent to hold the securities; (2) the Company’s assessment that it is not more likely than not that the Company will be required to sell the securities before recovering its cost basis; (3) expected defaults; (4) available ratings for the securities or the underlying collateral; (5) the rating of the associated guarantor (where applicable); (6) the nature and value of the underlying collateral expected to service the investment; (7) actual historical performance of the security in servicing its obligations; and (8) actuarial experience of the underlying re-insurance arrangement (where applicable), which in certain circumstances may have preferential rights to the underlying collateral.

The Company’s determination of whether an other-than-temporary impairment represents a credit loss is based upon the difference between the present value of the expected cash flows to be collected and the amortized cost basis of the security. Significant assumptions used in estimating the credit loss include: (1) default rates for the security and the mono-line insurer, if any (which are based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents the Company’s view of when market efficiencies for securities may be restored). Adverse changes in any of these factors could result in additional declines in fair value and further other-than-temporary impairments in the future. See Note 6, “Auction Rate Securities,” for additional information.

Property, Plant and Equipment. Property, plant and equipment is recorded at historical cost. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term (including renewals that are deemed to be reasonably assured at the date that the leasehold improvements are purchased). Depreciation and amortization is determined for financial reporting purposes by using the straight-line method over the following estimated useful lives:

Years
Computer equipment and software	3-5
Machinery and other equipment	3-5
Buildings	25-40
Furniture and fixtures	5
Transportation equipment	1.5-5

Acquisitions. The acquisition method of accounting is used to account for acquired businesses, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. The operating results generated by businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Transaction costs are expensed as incurred. Any excess purchase price of acquired businesses over fair values attributed to underlying net tangible assets and identifiable intangible assets is recorded as goodwill.

Intangible Assets Other Than Goodwill. The Company reviews its intangible assets other than goodwill for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment is recorded for the excess of the carrying amount over the estimated fair value, which is generally determined using discounted future cash flows.

The Company’s intangible assets other than goodwill primarily consists of acquired customer contracts and relationships. Acquired customer relationship intangible assets are being amortized using the sum-of-the-years’-digits method over their useful lives, consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible assets are expected to be realized.

Goodwill. Goodwill represents the excess purchase price of acquired businesses over fair values attributed to underlying net tangible assets and identifiable intangible assets. We test the carrying value of goodwill for impairment at a “reporting unit” level (which for the Company is represented by each operating segment), using a two-step approach, annually as of August 1, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, a second step is performed to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, we would be required to recognize an impairment loss for that excess.

Other Accrued Liabilities. Other accrued liabilities as of October 31, 2012 and 2011 primarily consist of employee benefits, dividends payable, loss contingencies, rent payable, and unclaimed property.

Fair Value of Financial Instruments. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants. Authoritative guidance specifies a hierarchy of valuation techniques depending on whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs). The fair value hierarchy consists of three levels:

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

The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort. When available, the Company uses unadjusted quoted market prices to measure fair value and classify such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters, such as interest and currency rates and comparable transactions. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued.

Some assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis. See Note 5 “Fair Value of Financial Instruments” for the fair value hierarchy table and for details on how the Company measures fair value for financial assets and liabilities.

Share-Based Compensation. Share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures). The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The fair value of restricted stock and performance awards is determined based on the number of shares granted and the grant date fair value of the award. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Stock option exercises and restricted stock and performance award issuances are expected to be fulfilled with new shares of common stock. Share-based compensation expense is included in selling, general and administrative expenses and is recognized ratably over the vesting term.

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and in operating expenses on our consolidated statements of income. Advertising expense was $2.6 million, $2.3 million, and $0.8 million for the years ended October 31, 2012, 2011, and 2010, respectively.

Taxes Collected from Customers and Remitted to Governmental Agencies. The Company records taxes on customer transactions due to governmental agencies as receivables and liabilities on the consolidated balance sheets.

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

Significant judgment is required in determining income tax provisions and tax positions. The Company may be challenged upon review by the applicable taxing authorities, and positions taken may not be sustained. All, or a portion of, the benefit of income tax positions are recognized only when the Company has made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The accounting for uncertain income tax positions requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective critical estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s results of operations and financial condition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. The U.S Government is the Company’s most significant income tax jurisdiction.

Contingencies and Litigation. A loss contingency is recorded as a liability when it is both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If the Company believes that a loss in litigation is not probable, then no liability will be recorded. Expected costs of resolving contingencies, which include the use of third-party service providers, are accrued as the services are rendered.

Accumulated Other Comprehensive Income. Comprehensive income consists of (i) net income and (ii) other related gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on auction rate securities, actuarial adjustments to pension and other post-retirement benefit plans, unrealized foreign currency translation gains and losses, and unrealized gains and losses on interest rate swaps, net of tax effects where appropriate.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-04 (“ASU 2012-04”), Technical Corrections and Improvements. The amendments in this update cover a wide range of topics and include technical corrections and improvements to the Accounting Standards Codification. The amendments in ASU 2012-04 will be effective for interim and annual reporting periods beginning after December 15, 2012. The Company will adopt ASU 2012-04 on February 1, 2013. The Company does not expect the adoption of ASU 2012-04 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued Accounting Standards Update 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company will adopt ASU 2011-11 on November 1, 2013. The adoption of ASU 2011-11 will not have a material impact on the Company’s disclosures.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. In addition, the new guidance requires consecutive presentation of the statement of net income and other comprehensive income with the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which is an update to ASU 2011-05. This amendment indefinitely defers the guidance relating to the presentation of reclassification adjustments. ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASUs 2011-05 and 2011-12 on November 1, 2012. The Company does not expect the adoption of these new disclosure requirements to have a material impact on its disclosures or consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 211-08”), Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount, then a two-step goodwill impairment test as described in Topic 350 must be performed. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This new standard will be effective for the Company beginning in fiscal 2013. There will be no impact to the Company’s consolidated financial statement presentation.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is net income divided by the weighted-average number of shares outstanding during the period. Diluted net income per common share is based on the weighted-average number of shares outstanding during the period, adjusted to include the assumed exercise and conversion of certain stock options, restricted stock units (“RSUs”) and performance shares. The calculations of basic and diluted net income per common share is as follows:

	Years Ended October 31,
(in thousands, except per share data)	2012	2011	2010
Income from continuing operations	$62,718	$68,698	$63,870
(Loss) income from discontinued operations, net of taxes	(136)	(194)	251

Net income	$62,582	$68,504	$64,121

Weighted-average common and common equivalent shares outstanding—Basic	53,987	53,121	52,117
Effect of dilutive securities:
Stock options	277	468	446
Restricted stock units	369	293	261
Performance shares	281	221	84

Weighted-average common and common equivalent shares outstanding—Diluted	54,914	54,103	52,908

Net income per common share
Basic	$1.16	$1.29	$1.23
Diluted	$1.14	$1.27	$1.21

The diluted net income per common share excludes certain stock options, RSUs and performance shares since the effect of including these awards would have been anti-dilutive as follows:

	Years Ended October 31,
(in thousands)	2012	2011	2010
Stock options	1,317	879	744
Restricted stock units	90	60	29
Performance shares	—	17	—

4. ACQUISITIONS

TEGG and CurrentSAFE Acquisition

On May 1, 2012, we entered into an asset purchase agreement with TEGG Corporation (“TEGG”), CurrentSAFE Corporation (“CurrentSAFE”) (both privately held Delaware corporations), TEGG’s shareholder, and certain other parties pursuant to which we acquired substantially all of the assets and assumed certain liabilities of TEGG and CurrentSAFE and also acquired certain software technology from TEGG’s shareholder, for an aggregate purchase price of $5.5 million in cash, net of cash acquired (the “TEGG Acquisition”). The purchase price reflects a $0.1 million working capital adjustment received in the fourth quarter of fiscal 2012. Approximately $0.5 million of the cash consideration was placed in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the agreement, and is included in “Other assets” and “Retirement plans and other” on the accompanying consolidated balance sheets at October 31, 2012.

The assets acquired represent the franchise operations of TEGG and CurrentSAFE, and through this acquisition the Company expanded its electrical services to include electrical preventive and predictive maintenance solutions. The acquired net assets and results from operations have been included in the Company’s Facility Solutions segment since May 1, 2012, the date of acquisition.

This acquisition was accounted for under the acquisition method of accounting. The Company has allocated the purchase price based on preliminary estimates of fair value for assets acquired and liabilities assumed using information currently available. Adjustments, if any, to the preliminary allocation are not expected to be material.

The preliminary purchase price and related allocations are summarized as follows:

(in thousands)
Purchase price:

Total cash consideration	$5,667

Allocated to:
Cash	$160
Other intangible assets	2,200
Software technology	2,100
Goodwill	1,937
Other assets	1,199
Accrued liabilities and other	(1,929)

Net assets acquired	$5,667

Costs of $0.2 million related to the TEGG acquisition were expensed as incurred and were recorded in selling, general and administrative expenses. Other identifiable intangible assets primarily consist of customer contracts and relationships with a weighted average life of 14 years.

Goodwill represents the excess cost over the fair value of the net tangible and intangible assets acquired. Factors that contributed to a purchase price resulting in the recognition of goodwill include the Company’s strategic initiative to expand the scope and product range of its facility solutions franchise offerings into the electrical services solutions business, which will provide for further expansion of this business and enhance comprehensive service offerings. The amount of goodwill for tax purposes that is expected to be deductible is $1.9 million.

Revenues from the TEGG Acquisition were approximately $3.9 million since the date of acquisition. Pro forma and other supplemental financial information is not presented as this acquisition is not a material business combination to the Company’s consolidated financial statements.

The Linc Group, LLC

On December 1, 2010 the Company acquired all of the outstanding limited liability company interests of The Linc Group, LLC (“Linc”) for an aggregate purchase price of $298.7 million in cash (the “Linc Acquisition”). The operations of Linc are included in the Facility Solutions segment as of the acquisition date. Linc provides end-to-end integrated facility services, military base operation services, and translation and other services in support of U.S. military operations. Linc’s clients include state and federal governments, commercial entities, and residential customers throughout the United States and in select international locations.

In connection with the acquisition, the Company incurred $5.2 million in direct acquisition costs, which were expensed as incurred and classified as selling, general and administrative expenses. The operations of Linc are included in the Facility Solutions segment as of the acquisition date. Revenues and operating profit associated with Linc and included in the Company’s consolidated statements of income were $512.9 million and $11.1 million (excluding transaction costs and the interest expense associated with the borrowings under the Company’s line of credit used to finance the acquisition, which were recorded in Corporate expenses), respectively, for the year ending October 31, 2011. The name of Linc was changed to ABM Facility Solutions Group, LLC in fiscal 2012.

This acquisition was accounted for under the acquisition method of accounting. The final purchase price and related allocations are summarized as follows:

(in thousands)
Purchase price:

Total cash consideration	$298,720

Allocated to:
Cash and cash equivalents	$8,467
Trade accounts receivable	86,277
Prepaid expenses and other current assets	7,494
Investments in unconsolidated affiliates	12,645
Property, plant and equipment	9,462
Other intangible assets	87,000
Other assets	24,837
Goodwill	154,487
Trade accounts payable	(38,541)
Accrued liabilities	(25,888)
Insurance claims	(4,161)
Non-current liabilities	(23,359)

Net assets acquired	$298,720

The acquired intangible assets are being amortized using the sum-of-the-years’-digits method or, where appropriate, the straight-line method. The weighted-average amortization periods for the acquired intangible assets are 14 years for customer contracts and 4 years for trademarks, which is consistent with the estimated useful life considerations used in the determination of their fair values. Additionally, the fair value in excess of the carrying amount for investments in unconsolidated affiliates is being amortized over 10 years. The amount allocated to goodwill is reflective of the Company’s identification of buyer-specific synergies realized by, among other things, reducing duplicative positions and back office functions, consolidating facilities, and reducing professional fees and other services.

The transaction was a taxable asset acquisition of the Linc organization for U.S. income tax purposes, and no deferred taxes have been recorded on a significant portion of the acquired assets and liabilities. However, deferred taxes have been recorded for certain assets and liabilities where the Company receives a carryover basis for tax purposes. The amount of goodwill for tax purposes that is expected to be deductible is $131.0 million.

The following unaudited pro forma financial information shows the combined results of continuing operations of the Company, including Linc, as if the acquisition occurred at the beginning of the periods presented. The effects of other acquisitions made in 2010 were not included in the table below due to the insignificant impact of such acquisitions on pro forma results. The unaudited pro forma financial information is not intended to present or be indicative of the Company’s consolidated financial results of continuing operations that would have been reported had the business combination been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of continuing operations. The unaudited pro forma financial information for the year ended October 31, 2011 noted below has not been provided since the amounts are not significantly different from actual results.

(in thousands, except per share data)	Year ended October 31, 2010
Revenues	$4,062,610
Operating profit	111,788
Net income	$62,109
Net income per common share
Basic	$1.19
Diluted	$1.17

Diversco, Inc.

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

The allocation of the purchase price to the underlying assets acquired and liabilities assumed was based on their estimated fair values as of the acquisition date, June 30, 2010, with any excess of the purchase price allocated to goodwill.

The final purchase price and related allocations are summarized as follows:

(in thousands)
Purchase price:

Total cash consideration	$30,390

Allocated to:
Cash and cash equivalents	$2,758
Trade accounts receivable	9,884
Property, plant and equipment	3,063
Other intangible assets	10,800
Goodwill	13,106
Other assets	1,244
Trade accounts payable	(1,327)
Accrued liabilities	(7,366)
Insurance claims	(1,322)
Other liabilities	(450)

Net assets acquired	$30,390

The acquired customer contracts and relationships, included in identifiable intangible assets, will be amortized using the sum-of-the-years’-digits method over their useful lives of 11 years, which is consistent with the estimated useful life considerations used in the determination of their fair values. Intangible assets of $10.8 million were assigned to the Janitorial and Security segments in the amounts of $9.2 million and $1.6 million, respectively. Goodwill of $13.1 million was assigned to the Janitorial and Security segments in the amounts of $11.1 million and $2.0 million, respectively. The amounts of intangible assets and goodwill have been assigned to the Janitorial and Security segments based on the respective profit margins of the acquired customer contracts. The amount of goodwill for tax purposes that is expected to be deductible is $13.1 million.

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

The allocation of the purchase price to the underlying assets acquired and liabilities assumed was based on their estimated fair values as of the acquisition date, with any excess of the purchase price allocated to goodwill.

The final purchase price and related allocations are summarized as follows:

(in thousands)
Purchase price:
Cash	$34,500
Fair value of assets distributed	164

Total consideration	$34,664

Allocated to:
Property, plant and equipment	$762
Intangible assets (including favorable leases)	6,200
Goodwill	30,160
Other assets	142
Unfavorable leases	(2,600)

Net assets acquired	$34,664

The acquired intangible assets and unfavorable leases will be amortized using the sum-of-the-years’-digits method, or where appropriate the straight-line method, over their useful lives: 11 years for managed customer contracts, 4 years for favorable leases, 6 years for unfavorable leases and 10 years for the non-compete agreement, which is consistent with the estimated useful life considerations used in the determination of their fair values. The amount of goodwill for tax purposes that is expected to be deductible is $30.2 million.

Contingent Payments

The Company increased its Janitorial goodwill balance by $0.5 million to reflect additional consideration earned in the year ended October 31, 2012 relating to a prior years’ acquisition. The additional consideration represents contingent amounts based on financial performance subsequent to the respective acquisition date.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the fair value hierarchy, carrying amounts, and fair values of the Company’s financial instruments measured on a recurring basis and other select significant financial instruments as of October 31, 2012 and 2011:

		October 31, 2012		October 31, 2011
(in thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan	1	$5,029	$5,029	$4,717	$4,717
Investments in auction rate securities	3	17,780	17,780	15,670	15,670

		22,809	22,809	20,387	20,387

Other select financial asset
Cash and cash equivalents	1	43,459	43,459	26,467	26,467

Total		$66,268	$66,268	$46,854	$46,854

Financial liability measured at fair value on a recurring basis
Interest rate swap	2	$214	$214	$253	$253
Other select financial liability
Line of credit	2	215,000	215,000	300,000	300,000

Total		$215,214	$215,214	$300,253	$300,253

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

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. The fair value is then compared to a valuation received from an independent third-party. See Note 10, “Line of Credit”.

Due to variable interest rates, the carrying value of outstanding borrowings under the Company’s line of credit approximates its fair value. See Note 10, “Line of Credit”.

The Company’s non-financial assets, which include goodwill and long lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, the Company would evaluate the non-financial assets for impairment. If an impairment was to occur, the asset or liability would be recorded at the estimated fair value.

During the years ended October 31, 2012 and October 31, 2011, the Company had no transfers of assets or liabilities between any of the above hierarchy levels.

6. AUCTION RATE SECURITIES

As of October 31, 2012, the Company holds investments in auction rate securities from four different issuers having an original principal amount of $5.0 million each (aggregating $20.0 million). These auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007. At October 31, 2012 and 2011, the estimated fair value of these securities, in total, was approximately $17.8 million and $15.7 million, respectively.

As of October 31, 2012, two of the Company’s auction rate securities, with an aggregate fair value of $7.8 million, were in a continuous unrealized loss position for less than twelve months and the remaining two auction rate securities, with a fair value of $10.0 million, were not in an unrealized loss position. As of October 31, 2011, three of the Company’s auction rate securities, with an aggregate fair value of $10.7 million, were in a continuous unrealized loss position for more than twelve months, and the remaining auction rate security, with a fair value of $5.0 million, was not in an unrealized loss position.

The following table presents the significant assumptions used to determine the fair value of the Company’s auction rate securities at October 31, 2012 and 2011:

Assumption	October 31, 2012	October 31, 2011
Discount rates	L + 1.37% - L + 6.86%	L + 3.21% - L + 17.50%
Yields	2.15%, L + 2.00% - L + 3.50%	L + 2.00% - L + 3.50%
Average expected lives	4 - 10 years	4 - 10 years

L - One Month LIBOR

The fair value of the auction rate securities is affected most significantly by the changes in the average expected lives of the securities, but is also impacted by the specific discount rate used to adjust the outcomes to their present values. If the average expected lives of the securities increase or decrease, the fair value of the securities will decrease or increase accordingly, in amounts that will vary, based on the timing of the projected cash flows and the specific discount rate used to calculate the present value of the expected cash flows.

During the year ended October 31, 2012, the Company recorded an other than temporary impairment (“OTTI”) credit loss of $0.3 million for one of its auction rate securities, driven primarily from a change in the expected values of cash flows to be received in the future.

The following tables present the changes in the cost basis and fair value of the Company’s auction rate securities for the years ended October 31, 2012 and 2011:

(in thousands)	Cost Basis	Fair Value (Level 3)
Balance at November 1, 2011	$18,307	$15,670
Unrealized gains included in accumulated other comprehensive loss	—	2,110
Other-than-temporary credit loss recognized in earnings	(313)	—

Balance at October 31, 2012	$17,994	$17,780

(in thousands)	Cost Basis	Fair Value (Level 3)
Balance at November 1, 2010	$23,307	$20,171
Unrealized gains included in accumulated other comprehensive loss	—	499
Redemption of security by issuer	(5,000)	(5,000)

Balance at October 31, 2011	$18,307	$15,670

At October 31, 2012 and 2011, unrealized losses of $0.2 million ($0.1 million net of tax) and $2.6 million ($1.6 million net of tax) were recorded in accumulated other comprehensive loss, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at October 31, 2012 and 2011 consisted of the following:

(in thousands)	2012	2011
Computer equipment and software	$73,309	$77,585
Machinery and other equipment	49,236	45,131
Leasehold improvements	20,266	17,176
Buildings	12,046	5,319
Furniture and fixtures	8,355	8,149
Transportation equipment	2,907	3,561
Land	1,561	907

	167,680	157,828
Less: Accumulated depreciation	107,771	97,819

Total	$59,909	$60,009

Depreciation expense on property, plant and equipment in the years ended October 31, 2012, 2011 and 2010 were $29.4 million, $29.4 million and $24.9 million, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amounts of goodwill by segment:

(in thousands)	Janitorial	Facility Solutions	Parking	Security	Total
Balance at October 31, 2010 (1)	$468,476	$6,401	$69,168	$49,938	$593,983
Acquisitions (2)	—	156,134	—	—	156,134
Contingent Amounts and Other	755	—	—	—	755

Balance at October 31, 2011	$469,231	$162,535	$69,168	$49,938	$750,872
Acquisitions (2)	—	1,937	—	—	1,937
Contingent Amounts and Other	448	(1,647)	—	—	(1,199)

Balance at October 31, 2012	$469,679	$162,825	$69,168	$49,938	$751,610

(1)

Effective November 1, 2010 the Company changed the management reporting responsibility for a subsidiary from the Janitorial segment to the Facility Solutions segment. As a result of the organizational change, the Company reclassified the goodwill associated with this subsidiary from the Janitorial segment to the Facility Solutions segment, which amounted to $2.9 million. This reclassification is reflected in all years presented.

(2)	Refer to Note 4, “Acquisitions”, for additional discussions regarding acquisitions the Company made in the years ended October 31, 2012 and 2011.

Other Intangible Assets

Other intangible assets, net at October 31, 2012 and 2011 consisted of the following:

(in thousands)	Customer contracts and relationships	Trademarks and trade names	Contract rights and other	Total
As of October 31, 2012
Other intangible assets, gross	$201,922	$5,250	$2,146	$209,318
Accumulated amortization	(94,150)	(4,428)	(1,602)	(100,180)

Other intangible assets, net	$107,772	$822	$544	$109,138

(in thousands)	Customer contracts and relationships	Trademarks and trade names	Contract rights and other	Total
As of October 31, 2011
Other intangible assets, gross	$199,822	$5,150	$2,691	$207,663
Accumulated amortization	(72,607)	(4,224)	(1,838)	(78,669)

Other intangible assets, net	$127,215	$926	$853	$128,994

At October 31, 2012, the weighted average remaining useful lives, as well as the estimated annual amortization expense for each of the next five fiscal years for each intangible asset, are as follows:

	Weighted average remaining lives (Years)
	Customer contracts and relationships	Trademarks and trade names	Contract rights and other	Total
October 31, 2012	10.6	4.3	2.4	10.6

	Estimated Amortization Expense
(in thousands)	Customer contracts and relationships	Trademarks and trade names	Contract rights and other	Total
Years ending:
October 31, 2013	$19,434	$150	$214	$19,798
October 31, 2014	17,311	150	173	17,634
October 31, 2015	15,224	150	27	15,401
October 31, 2016	13,152	150	27	13,329
October 31, 2017	11,185	86	27	11,298

Total	$76,306	$686	$468	$77,460

9. INSURANCE

The Company uses a combination of insurance and self-insurance programs to cover workers’ compensation, general liability, property damage and other insurable risks. For the majority of these insurance programs, the Company retains the initial $1.0 million of exposure on a per-claim basis either through deductibles or self-insurance retentions. Beyond the retained exposures, the Company has varying primary policy limits between $1.0 million and $5.0 million per occurrence. As of October 31, 2012, to cover general liability losses above these limits, the Company maintained commercial insurance umbrella policies that provide $150.0 million of coverage. Workers’ compensation liability losses have unlimited coverage due to statutory regulations. Additionally, to cover property damage risks above its retention limits, the Company maintained policies that provide $75.0 million of coverage.

Effective January 1, 2012, the Company is also self-insured for certain employee medical and dental plans. The Company retains up to $0.4 million of exposure on a per claim basis under medical plans.

The Company had insurance claims reserves totaling $343.8 million and $341.4 million at October 31, 2012 and 2011, respectively. The balance at October 31, 2012 includes $13.0 million in reserves related to the Company’s medical and dental self-insured plans. The Company also had insurance recoverables totaling $64.5 million and $70.6 million at October 31, 2012 and 2011, respectively.

During the year ended October 31, 2012, there were unfavorable developments in certain general liability and worker’s compensation claims for certain policy years prior to fiscal 2012. Certain general liability claims related to earlier policy years experienced losses significantly higher than were previously estimated. Workers’ compensation expense was unfavorable in California and other states where the Company maintains a significant presence. Specifically in California, workers’ compensation claims were favorable for older years, but adverse for more current years due primarily to California’s post-reform workers’ compensation environment. In addition, some of the unfavorable workers’ compensation development may be the result of the Company’s continuing attempt to achieve earlier settlement of claims.

Offsetting the unfavorable workers’ compensation developments in California and other states was the impact of a favorable reform in Illinois, and more specifically relating to reduced medical costs associated with the reform. The Company has also implemented a series of initiatives to improve the management of general liability claims. Further, the recognition within the Company’s annual actuarial assessment of the loss experience for policy years in which Linc was a member of a group captive, also resulted in a favorable insurance adjustment.

After analyzing the historical loss development patterns, comparing the loss development against benchmarks, adjusting for known operational claims handling changes, and applying actuarial projection methods to determine the estimate of ultimate losses, the Company increased its expected reserves for prior-year claims, which resulted in an increase in the related insurance expense of $7.3 million during fiscal year ended October 31, 2012 and was recorded as part of Corporate expenses, consistent with prior periods. Insurance reserve adjustments resulting from periodic actuarial evaluations of ultimate losses relating to prior years during the years ended October 31, 2011 and 2010 were $2.1 million and $1.2 million respectively.

The Company had the following standby letters of credit, surety bonds and restricted insurance deposits outstanding at October 31, 2012 and 2011, to collateralize its self-insurance obligations.

(in thousands)	October 31,
	2012	2011
Standby Letters of Credit	$104,968	$96,776
Surety Bonds	34,933	30,929
Restricted Insurance Deposits	31,720	35,974

Total	$171,621	$163,679

10. LINE OF CREDIT

On November 30, 2010, the Company entered into a five-year syndicated credit agreement (“Credit Agreement”) that replaced the Company’s then-existing $450.0 million syndicated credit agreement dated November 14, 2007. The Credit Agreement provides for revolving loans, swingline loans and letters of credit up to an aggregate amount of $650.0 million (the “Facility”). The Company, at its option, may increase the size of the Facility to $850.0 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). During the year ended October 31, 2011, the Credit Agreement was amended to reduce the borrowing spread interest on loans, extend the maturity date to September 8, 2016 and revise certain defined terms.

Borrowings under the Facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either a (a) eurodollar rate (generally LIBOR), or (b) base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%. The applicable margin is a percentage per annum varying from 0.00% to 0.75% for base rate loans and 1.00% to 1.75% for eurodollar loans, based upon the Company’s leverage ratio. The Company also pays a commitment fee, based on the leverage ratio, payable quarterly in arrears, ranging from 0.225% to 0.300% on the average daily unused portion of the Facility. For purposes of this calculation, irrevocable standby letters of credit, issued primarily in conjunction with the Company’s self-insurance program, and cash borrowings are included as outstanding under the Facility.

The Credit Agreement contains certain leverage and liquidity covenants that require us to maintain a maximum leverage ratio of 3.25x at the end of each fiscal quarter, a minimum fixed charge coverage ratio of 1.50x at any time, and a consolidated net worth in an amount of not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss) and (iii) 100% of our aggregate increases in stockholder’s equity, beginning on November 30, 2010, each as further described in the Credit Agreement, as amended. The Company was in compliance with all covenants as of October 31, 2012.

If an event of default occurs under the Credit Agreement, including certain cross-defaults, insolvency, change in control, and violation of specific covenants, among others, the lenders: can terminate or suspend the Company’s access to the Facility; can declare all amounts outstanding under the Facility, including all accrued interest and unpaid fees, to be immediately due and payable; and may also require that the Company cash collateralize the outstanding standby letters of credit obligations.

The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swing line advances, the financing of capital expenditures and for other general corporate purposes, including acquisitions. As of October 31, 2012, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $215.0 million and $105.0 million, respectively. As of October 31, 2011, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $300.0 million and $96.8 million, respectively. At October 31, 2012 and 2011, the Company had $330.0 million and $253.2 million borrowing capacity, respectively, available under the Facility, subject to compliance with the covenants described above.

Interest Rate Swaps

On October 19, 2010, the Company entered into a three-year forward starting interest rate swap agreement with an effective start date of February 24, 2011 and an underlying notional amount of $25.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 0.89%. This interest rate swap will mature on February 24, 2014 and is structured to hedge the interest risk associated with our floating-rate, LIBOR-based debt. The swap was designated and accounted for as a cash flow hedge from inception.

On February 19, 2009, the Company entered into a two-year interest rate swap agreement with an underlying notional amount of $100.0 million, pursuant to which the Company received variable interest payments based on LIBOR and paid fixed interest at a rate of 1.47%. This interest rate swap expired on February 19, 2011.

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. The Company includes its own credit risk for liability financial instruments and counterparty credit risks for asset financial instruments when measuring the fair value of derivative financial instruments. For derivative instruments designated as cash flow hedges, the effective portion of the derivative’s mark-to-market gain or loss is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Interest payable and receivable under the swap agreement is accrued and recorded as an adjustment to interest expense.

As of October 31, 2012, and 2011, the fair value of the interest rate swap were liabilities of $0.2 million and $0.3 million, respectively, which were included in “Retirement plans and other” on the accompanying consolidated balance sheets. The amount included in AOCI was $0.2 million ($0.1 million, net of taxes) and $0.3 million ($0.2 million, net of taxes) at October 31, 2012 and 2011, respectively.

Unrealized net losses related to the interest rate swap contract which are expected to be reclassified from AOCI to earnings during the next 12 months were $0.2 million at October 31, 2012.

The following tables set forth the effect of the Company’s interest rate swap contract on the consolidated financial statements for the years ended October 31, 2012 and 2011:

(in thousands)	Amount of loss recognized in AOCI on derivative (effective portion)
	Years Ended October 31,
Derivatives designated as cash flow hedging relationships	2012	2011
Interest rate swap	$(125)	$(245)

(in thousands)	Amount of loss reclassified from AOCI into income (effective portion)
	October 31,
Location of loss reclassified from AOCI into income (effective portion)	2012	2011
Interest expense	$(164)	$(436)

11. EMPLOYEE BENEFIT PLANS

As of October 31, 2012, the Company had the following defined benefit and other post-retirement benefit plans, all of which have been previously amended to preclude new participants:

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

OneSource Employees’ Retirement Pension Plan (“OneSource Pension Plan”). On November 14, 2007, the Company acquired OneSource, which sponsored a funded, qualified employee retirement plan. The plan was amended to preclude participation and benefit accruals several years prior to the acquisition.

Death Benefit Plan. The Company’s unfunded Death Benefit Plan covers certain qualified employees upon retirement on or after the employee’s 62nd birthday. This plan provides 50% of the death benefit that the employee was entitled to prior to retirement, subject to a maximum of $150,000. Coverage commencing upon retirement or 62nd birthday continues until death for retired employees hired before September 2, 1980. On March 1, 2003, the post-retirement death benefit for any active employees hired after September 1, 1980 was eliminated. Active employees hired before September 1, 1980 who retire on or after their 62nd birthday will continue to be covered between retirement and death. For certain plan participants who retired before March 1, 2003, the post-retirement death benefit continues until the retired employee’s 70th birthday. An exemption to the “age 62” retirement rule has been made for certain employees who were terminated as a result of the Company’s restructuring to a corporate shared service center.

OneSource Post-Retirement Medical and Life Benefit Plan. OneSource sponsored a post-retirement benefit plan that provides medical and life insurance benefits to certain OneSource retirees. Since the date of acquisition, new participants have been precluded from participation.

Benefit Obligation and Net Obligation Recognized in Financial Statements

The significant components of the above mentioned plans as of and for the years ended October 31, 2012 and 2011 are summarized as follows:

	Defined Benefit Plans at October 31,		Post-Retirement Benefit Plan at October 31,
(in thousands)	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$12,075	$12,018	$5,595	$5,297
Service cost	48	46	12	13
Interest cost	495	569	246	256
Actuarial loss	1,233	944	322	329
Benefits and expenses paid	(1,137)	(1,502)	(339)	(300)

Benefit obligation at end of year	$12,714	$12,075	$5,836	$5,595

Change in Plan Assets*
Fair value of plan assets at beginning of year	$5,917	$5,589	$—	$—
Actual return on plan assets	384	176	—	—
Employer contributions	1,490	1,654	339	300
Benefits and expenses paid	(1,137)	(1,502)	(339)	(300)

Fair value of plan assets at end of year	$6,654	$5,917	$—	$—

Unfunded status at end of year	$(6,060)	$(6,158)	$(5,836)	$(5,595)

Current liabilities	$(1,288)	$(1,001)	$(250)	$(301)
Non-current liabilities	(4,772)	(5,157)	(5,586)	(5,294)

Net obligation	$(6,060)	$(6,158)	$(5,836)	$(5,595)

Total affecting retained earnings	$(2,535)	$(3,765)	$(5,232)	$(5,315)
Amount recognized in accumulated other comprehensive income	(3,525)	(2,393)	(604)	(280)

Net obligation	$(6,060)	$(6,158)	$(5,836)	$(5,595)

*	Amounts relate to the OneSource Pension Plan which is the only Company funded defined benefit pension plan.

Components of Net Periodic Benefit Cost Recognized in the Accompanying Consolidated Statements of Income

The components of net periodic benefit cost of the defined benefit and other post-retirement benefit plans for the years ended October 31, 2012, 2011 and 2010 were as follows:

(in thousands)	2012	2011	2010
Defined Benefit Plans
Service cost	$48	$46	$44
Interest	495	569	592
Expected return on assets	(486)	(373)	(399)
Amortization of actuarial loss	97	114	66
Settlement loss recognized	107	126	91

Net expense	$261	$482	$394

Post-Retirement Benefit Plans
Service cost	$12	$13	$15
Interest	246	256	281

Net expense	$258	$269	$296

In the year ending October 31, 2013, the Company expects to recognize, on a pre-tax basis, approximately $0.1 million of net actuarial losses as a component of net periodic benefit cost.

Assumptions

The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for the years ended October 31, 2012, 2011 and 2010 were as follows:

	Defined Benefit Plans			Post-Retirement Benefit Plan
Assumptions to measure net periodic cost	2012	2011	2010	2012	2011	2010
Discount rate	4.12% – 4.51%	4.50% – 4.98%	5.50%	4.04% – 4.56%	4.31% – 5.02%	5.50%
Rate of health care cost increase	N/A*	N/A*	N/A*	4.50% – 7.80%	4.50% – 8.00%	5.50%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%

Rate of return on plan assets	6.00%	8.00%	8.00%	N/A*	N/A*	N/A*

Assumptions to measure obligation at year end
Discount rate	2.84% – 3.50%	4.12% – 4.51%	4.50% – 4.98%	3.15% – 3.58%	4.04% – 4.56%	4.31% – 5.02%

*	Not Applicable

The discount rate is used for determining future net periodic benefit cost. The Company’s discount rates were determined, as of the October 31, 2012 measurement date, using the individual cash flows of each plan. In determining the long-term rate of return for a plan, the Company considers the nature of the plan’s investments, historical rates of return, and an expectation for the plan’s investment strategies. All defined benefit and post-retirement plans have been amended to preclude new participants. The Company believes changes in assumptions would not have a material impact on the Company’s financial position and operating performance. The Company expects to fund payments required under the plans with cash flows from operating activities when due in accordance with the plans.

Expected Future Benefit Payments

The expected future benefit payments were calculated using the same assumptions used to measure the Company’s benefit obligation as of October 31, 2012. This expectation is based upon expected future service:

(in thousands)	Defined Benefit Plans	Post-Retirement Benefit Plan
2013	$1,288	$250
2014	846	265
2015	906	279
2016	754	293
2017	709	307
2018 through 2022	$3,930	$1,705

OneSource Pension Plan

The OneSource Pension Plan is a funded benefit plan that requires an estimate of the long-term rate of return on plan assets to measure benefit obligations. The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. With input from the Company’s investment advisors and actuaries, the Company has analyzed the expected rates of return on assets and determined that an estimated long-term rate of return of 6.0% is reasonable based on: (1) the current and expected asset allocations; (2) the plan’s historical investment performance; and (3) best estimates for future investment performance. The obligation attributable to medical benefits is small, as is the future obligation that varies with changes in compensation. Accordingly, changes in the health care trend assumption rate and the compensation increase assumption have an immaterial impact on measuring the obligation.

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

The target allocation ranges and asset allocations for the year ended October 31, 2012 were:

	Target Allocation	Percentage of Plan Assets
Asset Category	2012	2012
U.S. Equity	43%-63%	55%
Fixed Income	27%-47%	37%
International Equity	0% - 20%	8%

The following table presents the fair value hierarchy for the assets associated with the OneSource Pension Plan measured at fair value as of October 31, 2012 and 2011. These assets and liabilities are measured as Level 1:

	October 31,
(in thousands)	2012	2011
Cash and cash equivalents	$1,716	$1,276
Equity
Large-Cap Growth	1,260	1,090
Large-Cap Value	727	1,090
Small/Mid-Cap Growth	334	140
Small/Mid-Cap Value	163	140
International Equity	558	464
Equities Blend	53	—
Fixed Income
Long-Term Bond	777	157
Intermediate Bond	503	789
Short-Term Bond	541	771
Fixed Income Blend	16	—
Other	6	—

	$6,654	$5,917

Deferred Compensation Plans

The Company accounts for deferred compensation and accrues interest thereon for employees who elect to participate in one of the following Company plans:

Employee Deferred Compensation Plan. This plan is available to executive, management, administrative and sales employees who have an annualized base salary that equals or exceeds $140,000 for the year ended October 31, 2012. This plan allows employees to defer 1% to 50% of their pre-tax compensation. The average rate of interest earned by the employees in this plan was 3.01%, 3.25% and 3.25% for the years ending October 31, 2012, 2011 and 2010, respectively.

Director Deferred Compensation Plan. This plan allows directors to defer receipt of all or any portion of the compensation that he or she would otherwise receive from the Company. The average rate of interest earned by the directors in this plan was 3.01%, 3.25%, and 3.25% for the years ending October 31, 2012, 2011, and 2010, respectively.

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

OneSource Deferred Compensation Plan. On November 14, 2007, the Company acquired OneSource, which sponsored a deferred compensation plan. Under this deferred compensation plan, a rabbi trust was created to fund the obligation. The plan requires the Company to contribute 50% of the participant’s deferred compensation contributions but only to the extent that the deferred contribution does not exceed 5% of the participant’s compensation for the contribution allocation period. This liability is adjusted, with a corresponding charge (or credit) to the deferred compensation cost, to reflect changes in the fair value. On December 31, 2008, the plan was amended to preclude new participants. The assets held in the rabbi trust are not available for general corporate purposes.

Aggregate expense recognized under these deferred compensation plans for the years ended October 31, 2012, 2011 and 2010 were $0.4 million, $0.4 million and $0.4 million, respectively. The total long-term liability of all deferred compensation plans at October 31, 2012 and 2011 was $16.4 million and $15.5 million (excluding the fair value of the assets held in the rabbi trust), respectively, and is included in Retirement plans and other on the accompanying consolidated balance sheets. The fair value of the assets held in the rabbi trust at October 31, 2012 and 2011 was $5.0 million and $4.7 million, respectively.

401(k) Plans

The Company sponsors six 401(k) savings plans covering certain employees, as set forth in the respective plan documents. These 401(k) plans are subject to the applicable provisions of ERISA and the Internal Revenue Code (“IRC”). Certain plans permit a Company match of a portion of the participant’s contributions or a discretionary contribution after the participant has met the eligibility requirements set forth in the plan. The Company made matching 401(k) contributions required by the 401(k) plans during the years ended October 31, 2012, 2011 and 2010 in the amounts of $7.9 million, $8.3 million and $6.2 million, respectively.

Multiemployer Pension and Postretirement Plans

Multiemployer Defined Benefit Pension Plans

Certain union-represented employees of the Company are covered by multiemployer defined benefit pension plans. Multiemployer pension plans are different from single-employer pension plans, in the following respects:

•	Contributions to multiemployer pension plans by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, some or all of the unfunded obligations pertaining to the departing employer may be allocated to the remaining participating employers; and

•	Certain events could result in a requirement that the Company pay amounts to a plan based on the underfunded status of the plan, commonly referred to as a “withdrawal liability”.

The information in the following tables relates to multiemployer defined benefit pension plans that we have determined to be individually significant to us. To determine individually significant plans, we evaluated several factors, including our total contributions to the plan, our significance to the plan in terms of participating employees and contributions, and the funded status of the plan.

The following table provides information about the funded status of individually significant plans:

•	The “EIN/PN” column provides the Employee Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

•

The most recent Pension Protection Act Zone Status available as of October 31, 2012 and 2011 is for plan years indicated in the table below. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the IRC, and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the IRC, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.

•

The “FIP/RP Status Pending/Implemented” column indicates whether a Financial Improvement Plan (“FIP”), as required under the IRC to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan (“RP”), as required under the IRC to be adopted by plans in the “red” zone, is pending or has been implemented.

•	Contributions by the Company are the amounts contributed by us in the fiscal years ended October 31, 2012, 2011 and 2010.

•

The “Surcharge Imposed” column indicates whether the Company’s contribution rate in its fiscal year ended October 31, 2012 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the IRC.

•	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.

For plans that are not individually significant to us, the total amount of contributions is presented in the aggregate.

(in thousands)		Pension Protection Act Zone Status		FIP/RP Status	Contributions by the Company				Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN/PN	2012	2011	Pending/ Implemented	2012	2011	2010	Surcharge Imposed
Building Service 32BJ Pension Fund	13-1879376 / 001	Red 6/30/2011	Yellow 6/30/2010	Implemented	$14,439	$13,720	$12,065	Yes	4/20/2014 and 12/31/2015
Central pension fund of the IUOE & Participating Employers	36-6052390 / 001	Green 1/31/2012	Green 1/31/2011	N/A*	9,176	8,339	7,631	N/A*	2/28/2013 –9/30/2015
Local 25 SEIU & Participating Employers Pension Trust	36-6486542 / 001	Green 9/30/2011	Green 9/30/2010	N/A*	7,453	7,059	6,137	N/A*	4/5/2015
IUOE Stationary Engineers Local 39 Pension Fund	94-6118939 / 001	Green 12/31/2011	Red 12/31/2010	Implemented	5,342	6,972	6,723	No	8/31/2017
S.E.I.U. National Industry Pension Fund	52-6148540 / 001	Red 12/31/2011	Red 12/31/2010	Implemented	3,136	2,929	2,678	Yes	6/30/2016
Local 68 Engineers Union Pension Plan	51-0176618 / 001	Green 6/30/2011	Red 6/30/2010	N/A*	3,426	3,435	3,671	No	8/31/2014
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund	23-6546776 / 001	Yellow 12/31/2012	Yellow 12/31/2011	Implemented	2,175	2,414	2,297	N/A*	10/15/2015
IUOE Local 30 Pension Fund	51-6045848 / 001	Green 12/31/2011	Green 12/31/2010	N/A*	1,459	1,230	1,127	N/A*	2/28/2014
Other Plans					12,948	11,782	7,448

Total Contributions					$59,554	$57,880	$49,777

*	Not applicable

The Company was listed in the Forms 5500 of the following plans as providing more than 5 percent of total contributions for the plan years presented below.

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the Plan’s year end)
Building Service 32BJ Pension Fund	6/30/2011
Local 25 SEIU & Participating Employers Pension Trust	9/30/2011 and 9/30/2010
IUOE Stationary Engineers Local 39 Pension Fund	12/31/2011 and 12/31/2010
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund	12/31/2011 and 12/31/2010
IUOE Local 30 Pension Fund	12/31/2011 and 12/31/2010

There have been no significant changes that affect the comparability of total contributions from the year ended October 31, 2011 to 2012. The increase in contributions from the year ended October 31, 2010 to 2011 is due to the acquisition of Linc in December 2010.

Other Postretirement Benefit Plans

In addition to contributions to the defined benefit pension plans described above, ABM also contributes to several multiemployer plans that provide other postretirement benefits based on obligations arising under collective bargaining agreements covering union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health and other benefits to active employees as determined by the trustees of each plan. The Company’s contributions to such plans were $193.1 million, $177.0 million and $163.7 million in the years ended October 31, 2012, 2011 and 2010, respectively. There have been no significant changes that affect the comparability of total contributions from the year ended October 31, 2011 to 2012. The increase in contributions from the year ended October 31, 2010 to 2011 is due to the acquisition of Linc in December 2010.

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is contractually obligated to make future payments under non-cancelable operating lease agreements for various facilities, vehicles, and other equipment. As of October 31, 2012, future minimum lease commitments (excluding contingent rentals) under non-cancelable operating leases for the fiscal years ending October 31 are as follows:

(in thousands)
2013	$69,069
2014	54,261
2015	33,135
2016	19,983
2017	14,629
Thereafter	27,758

Total minimum lease commitments	$218,835

Rental expense for continuing operations for the years ended October 31, 2012, 2011 and 2010 was as follows:

(in thousands)	2012	2011	2010
Minimum rentals	$123,212	$101,640	$69,571
Contingent rentals	10,760	31,767	36,631

Total	$133,972	$133,407	$106,202

Contingent rentals are applicable to leases of parking lots and garages and are primarily based on percentages of the gross receipts or other financial parameters attributable to the related facilities.

Other Commitments

The Company has contractual obligations to make future payments for outsourced services and licensing costs pursuant to its information technology agreements. As of October 31, 2012, future commitments related to these agreements for succeeding fiscal years were as follows:

(in thousands)
2013	$5,671
2014	1,937
2015	133
2016	—
2017	—
Thereafter	—

Total	$7,741

Letters of Credit and Bonds

The Company uses letters of credit or surety bonds to secure certain commitments related to insurance programs and for other purposes. As of October 31, 2012, these surety bonds and letters of credit totaled approximately $297.5 million and $105.2 million, respectively. Included in the total amount of surety bonds is $40.4 million of bonds with an effective date starting after October 31, 2012.

Guarantees/Indemnifications

The Company has applied the measurement and disclosure provisions outlined in the FASB guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of the indebtedness of others, included in ASC 460 Guarantees (ASC 460) to agreements that contain guarantee and certain indemnification clauses. ASC 460 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of October 31, 2012 and 2011, the Company did not have any material guarantees.

However, the Company is party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. Primarily, these agreements are standard indemnification arrangements entered into in its ordinary course of business. Pursuant to these arrangements, the Company may agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally its clients, in connection with any claims arising out of the services that the Company provides. The Company also incurs costs to defend lawsuits or settle claims related to these indemnification arrangements, and in most cases these costs are paid from its insurance program. The terms of these indemnification arrangements are generally perpetual. Although the Company attempts to place limits on this indemnification reasonably related to the size of the contract, the maximum obligation may not be explicitly stated and, as a result, the maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable.

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

Contingencies

The Company has been named a defendant in various proceedings arising in the ordinary course of business, including class actions and purported class actions. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. At October 31, 2012, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $8.0 million. The ultimate resolution of such matters is always uncertain and any such proceeding brought against the Company could have a material adverse impact on its financial condition and results of operations.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $0.0 million and $104.0 million, including the possible $101.4 million impact of the Augustus case noted below. Factors underlying this estimated range of loss will change from time to time, and actual results may vary significantly from this estimate. Those matters for which the Company cannot reasonably estimate potential losses are not included within this estimated amount and, therefore, this estimated amount does not represent the Company’s maximum potential loss exposure.

The Company is a defendant in a number of lawsuits, including but not limited to the following lawsuits related to alleged violations of federal and/or state wage-and-hour laws or allegations of sexual harassment, discrimination or retaliation:

•	the consolidated cases of Augustus, Hall and Davis v. American Commercial Security Services (ACSS) filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”);

•	Bojorquez v. ABM Industries Incorporated and ABM Janitorial Services—Northern California, Inc. filed on January 13, 2010, in the San Francisco Superior Court (the “Bojorquez case”); and

•	the consolidated cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco ( the “Bucio case”).

Augustus

The Augustus case is a certified class action involving allegations that the Company violated certain state laws relating to rest breaks. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, which sought damages in the amount of $103.1 million, and the Company filed a motion for decertification of the class. On July 6, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”) heard plaintiffs’ motion for damages on the rest break claim and the Company’s motion to decertify the class. On July 31, 2012, the Superior Court denied the Company’s motion and entered judgment in favor of plaintiffs in the amount of approximately $89.7 million. This amount did not include plaintiffs’ counsel’s fees. The Company filed a notice of appeal on August 29, 2012. The plaintiffs have filed three separate motions for attorneys’ fees, all of which are included in the range of loss for all reasonably possible losses noted above. One motion seeks attorneys’ fees from the common fund. The common fund refers to the approximately $89.7 million judgment entered in favor of the plaintiffs. The other two motions seek attorneys’ fees from the Company in an aggregate amount of $11.7 million. On October 12, 2012, the Company filed oppositions to the two fee motions seeking attorney’s fees from the Company. The Company strongly disagrees with the decisions of the Superior Court, and firmly believes that it has complied with applicable law.

Bojorquez

The Company is a defendant in the Bojorquez case. Plaintiff brought suit for sexual harassment, retaliation, and failure to prevent harassment and discrimination. On May 17, 2012, a jury awarded the plaintiff approximately $0.8 million in damages. The Company filed a notice of intent to appeal on October 11, 2012. On October 17, 2012, plaintiff filed an application for attorneys’ fees and costs with the San Francisco Superior Court seeking approximately $4.8 million in fees and expenses.

Bucio

The Bucio case is a purported class action involving allegations that the Company failed to track work time and provide breaks. On April 19, 2011, the trial court held a hearing on plaintiffs’ motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs’ motion to certify the class. On May 11, 2011, the plaintiffs filed a motion to reconsider, which was denied. The plaintiffs have appealed the class certification issues. The trial court stayed the underlying lawsuit pending the decision in the appeal. On August 30, 2012, the plaintiffs filed their appellate brief on the class certification issues. The Company filed its responsive brief on November 15, 2012.

The Company expects to prevail in these ongoing cases. However, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs in one or more of these cases, or other cases, do prevail, the results may have a material effect on our financial position, or cash flows.

Other

During October 2011, the Company began an internal investigation into matters relating to compliance with the U.S. Foreign Corrupt Practices Act and the Company’s internal policies in connection with services provided by a foreign entity affiliated with a former Linc joint venture partner. Such services commenced prior to the Linc Acquisition. As a result of the investigation, the Company caused Linc to terminate its association with the arrangement. In December 2011, the Company contacted the U.S. Department of Justice and the Securities and Exchange Commission to voluntarily disclose the results of its internal investigation to date , and it is cooperating with the government’s investigation. The Company cannot reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, the Company does not believe that these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows.

In June 2012, the Company settled certain matters arising under a contract related to a prior divestiture and, in connection therewith, made a payment of $1.8 million to the other party to the contract primarily in exchange for a release from certain restrictive covenants.

13. PREFERRED AND COMMON STOCK

Treasury Stock

On September 5, 2012, the Company’s Board of Directors approved a share repurchase program authorizing up to $50 million in share repurchases. Under this repurchase program, the Company may purchase its common shares from time to time in open market purchases or privately negotiated transactions and the timing of repurchases will depend upon several factors, including market and business conditions. The repurchase program may be suspended or discontinued at any time without notice. No stock repurchases were made in the year ended October 31, 2012.

Preferred Stock

ABM is authorized to issue 500,000 shares of preferred stock. None of these preferred shares are currently issued.

14. SHARE-BASED COMPENSATION PLANS

Compensation expense and related income tax benefit in connection with the Company’s share-based compensation plans for the years ended October 31, 2012, 2011 and 2010 were as follows:

Years Ended October 31,	2012	2011	2010
(in thousands)
Share-based compensation expense recognized in selling, general and administrative expenses before income taxes	$10,236	$9,191	$4,071
Income tax benefit	(4,247)	(3,805)	(1,691)

	$5,989	$5,386	$2,380

The total shares issued upon the exercise of options under all share-based compensation plans was 967,123, 570,425 and 850,855 during the years ended October 31, 2012, 2011 and 2010, respectively. The total intrinsic value of the shares exercised was $9.8 million, $6.7 million and $8.4 million for the years ended October 31, 2012, 2011 and 2010, respectively. The total fair value of shares that vested during the years ended October 31, 2012, 2011 and 2010 was $8.2 million, $2.4 million and $8.1 million, respectively.

The Company has various stock option and stock award plans which provide or provided for the issuance of one or more of the following to key employees and directors: nonqualified stock options, RSUs and performance shares. The Company’s share-based compensation and employee stock purchase plans are described below.

Share-Based Compensation Plans

2006 Equity Incentive Plan

On May 2, 2006, stockholders of the Company approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). The 2006 Equity Plan was amended in March 2009 and 2012 to increase the total shares of common stock authorized for issuance to 10,279,265. At October 31, 2012, 2,420,058 shares of common stock were available for grant for future equity-based compensation awards under the plan.

Prior to the adoption of the 2006 Equity Plan, equity awards were made under the Time-Vested Incentive Stock Option Plan (the “Time-Vested Plan”), the 1996 Price-Vested Performance Stock Option Plan (the “1996 Price-Vested Plan”), and the 2002 Price-Vested Performance Stock Option Plan (the “2002 Price-Vested Plan” and the Executive Stock Option Plan, collectively with the Time-Vested Plan, the 1996 Price-Vested Plan and the 2002 Price-Vested Plan, the “Prior Plans”). No further grants can be made under the Prior Plans.

The terms and conditions governing existing options under the Prior Plans will continue to apply to the options outstanding under those plans. The 2006 Equity Plan is an omnibus plan that provides for a variety of equity and equity-based award vehicles, including stock options, stock appreciation rights, RSUs, performance shares, and other share-based awards. Shares subject to awards that terminate without vesting or exercise are available for future awards under the 2006 Equity Plan. Certain of the awards under the 2006 Equity Plan may qualify as “performance-based” compensation under the Internal Revenue Code.

The status of the stock options, RSUs and performance shares granted under the 2006 Equity Plan as of October 31, 2012 is summarized below.

Stock Options

Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Issued nonqualified stock options generally vest and become exercisable at a rate of 25% per year beginning one year after date of grant. However, terms of stock options can vary, and certain stock options granted on March 31, 2010 and January 10, 2011 will vest on the fifth anniversary of the award. Options expire seven years after the date of grant. Forfeitures are estimated on the date of grant based on historical forfeiture rates. The adjustment of the forfeiture rate may result in a cumulative adjustment in any period in which the forfeiture rate estimate is changed.

Stock option activity in the year ended October 31, 2012 is summarized below:

	Number of Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2011	1,676	$20.91
Granted	231	18.31
Forfeitures	(110)	20.62
Exercised	(104)	19.23

Outstanding at October 31, 2012	1,693	$20.68	4.39	$285

Vested and exercisable at October 31, 2012	712	$20.27	2.86	$98

Total unrecognized share-based compensation cost (net of estimated forfeitures) related to unvested stock option awards at October 31, 2012 was $4.3 million. The cost is expected to be expensed ratably over a weighted-average vesting period of 2.29 years.

The assumptions used in the option valuation model for the years ended October 31, 2012, 2011 and 2010 are shown in the table below:

	2012	2011	2010
Expected life from the date of grant (1)	5.6 years	5.6 years	5.6 years
Expected stock price volatility (2)	41.6%	39.2% – 40.4%	38.5% – 39.0%
Expected dividend yield (3)	3.0%	2.3% – 2.6%	2.6% – 2.7%
Risk-free interest rate (4)	0.8%	1.0% – 2.1%	1.7% – 2.6%
Weighted average fair value of option grants	$5.25	$6.52	$6.37

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

RSUs and Dividend Equivalent Rights

The Company awards RSUs to eligible employees and the Company’s directors (each, a “Grantee”) that entitle the Grantee to receive shares of the Company’s common stock as the units vest based on service. In general, the receipt of RSUs is subject to the Grantee’s continuing employment. RSUs granted to eligible employees generally vest with respect to 50% of the underlying award on the second and fourth anniversary of the award. RSUs granted to directors vest over three years. Compensation expense is recognized ratably over the Grantee’s service period.

RSUs are credited with dividend equivalent rights that are converted to RSUs at the fair market value of the Company’s common stock on the dates the dividend payments are made and are subject to the same terms and conditions as the underlying award. Performance shares granted prior to January 13, 2009 are credited with dividend equivalent rights that will be converted to performance shares at the fair value of the Company’s common stock on the dates the dividend payments are made and are subject to the same terms and conditions as the underlying award. Performance shares granted on or after January 13, 2009 are credited with dividend equivalent rights that will be converted to performance shares at the fair market value of the Company’s common stock beginning after the performance targets have been satisfied and are subject to the same terms and conditions as the underlying award.

RSU activity in the year ended October 31, 2012 is summarized below:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share
Outstanding at October 31, 2011	1,107	$20.38
Granted	430	18.77
Issued (including 63 shares withheld for income taxes)	(224)	20.68
Forfeited	(82)	20.55

Outstanding at October 31, 2012	1,231	$19.74

Vested at October 31, 2012	224	$20.68

Total unrecognized compensation cost (net of estimated forfeitures) related to RSUs at October 31, 2012 was $14.7 million. The cost is expected to be expensed ratably over a weighted-average vesting period of 2.18 years. The aggregate intrinsic value of the outstanding and vested RSUs as of October 31, 2012 was $23.4 million and $4.6 million, respectively.

Performance Shares

Performance shares consist of a contingent right to receive shares of the Company’s common stock based on performance targets adopted by the Compensation Committee. The number of performance shares that will vest is based on pre-established financial performance targets and typically a three-year service and performance period. Vesting of 0% to 150% of the indicated shares may occur depending on the extent to which targets are achieved.

Performance share activity in the year ended October 31, 2012 is summarized below:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share
Outstanding at October 31, 2011	592	$21.74
Granted	288	23.16
Issued (including 43 shares withheld for income taxes)	(122)	18.00
Change in units based on performance	(27)	23.32
Forfeited	(33)	22.68

Outstanding at October 31, 2012	698	$22.99

Vested at October 31, 2012	122	$17.90

Total unrecognized compensation cost (net of estimated forfeitures) related to performance shares at October 31, 2012 was $7.2 million. The cost is expected to be expensed ratably over a weighted-average vesting period of 1.41 years. These costs are based on estimated achievement of performance targets and estimated costs will be reevaluated periodically. The aggregate intrinsic value of the outstanding and vested performance shares as of October 31, 2012 was $13.3 million and $2.3 million, respectively.

During the year ended October 31, 2010, the Company determined that the financial performance targets, which were established in connection with certain performance share grants, were no longer probable of achievement. As a result, the Company reversed approximately $3.4 million ($2.0 million, net of taxes) of previously recorded share-based compensation expense. This adjustment was recorded in selling, general and administrative expenses.

Prior Plans

Time-Vested Plan

Under the Time-Vested Plan, the stock options become exercisable at a rate of 20% of the shares per year beginning one year after the date of grant and expire ten years plus one month after the date of grant. As of May 2, 2006, no further grants are authorized under this plan.

1996 and 2002 Price-Vested Plans

The Company has two price-vested plans: (1) the 1996 Price-Vested Plan and (2) the 2002 Price-Vested Plan. The two plans are substantially similar as each plan has pre-defined vesting prices that provide for accelerated vesting. Under each form of stock option agreement, if at the end of four years any of the stock price performance targets are not achieved, then the remaining stock options vest at the end of eight years from the date the stock options were granted. There have been no grants under these plans since the year ended October 31, 2005, therefore the remaining outstanding stock options under these plans will vest on the eighth anniversary of the award. Stock options vesting during the first year following grant do not become exercisable until after the first anniversary of grant. The stock options expire ten years after the date of grant. As of May 2, 2006, no further grants are authorized under these plans.

Executive Stock Option Plan (“Age-Vested Plan”)

Under the Age-Vested Plan, options are exercisable for 50% of the shares when the stock option holders reach their 61st birthdays and the remaining 50% become exercisable on their 64th birthdays. To the extent vested, the stock options may be exercised at any time prior to one year after termination of employment. Effective as of December 9, 2003, no further grants may be made under the plan.

The combined plan activity for the Time-Vested, Price-Vested and Age-Vested Plans in the year ended October 31, 2012 is summarized below:

	Number of Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2011	1,650	$13.70 – $18.79
Exercised	(517)	15.29 – 17.15
Forfeited or expired	(16)	5.63 – 19.76

Outstanding at October 31, 2012	1,117	$13.80 – $19.61	2.30 – 41.75	$2,354

Vested and exercisable at October 31, 2012	849	$11.36 – $19.61	2.30 – 42.30	$1,156

As of October 31, 2012, all outstanding shares under the Time-Vested and Price-Vested Plans are vested and exercisable.

Total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the Age-Vested Plan at October 31, 2012 was $0.4 million. The cost is expected to be expensed ratably over a weighted-average vesting period of 7.26 years.

Employee Stock Purchase Plan

On March 9, 2004, the stockholders of the Company approved the 2004 Employee Stock Purchase Plan (the “2004 Employee Stock Purchase Plan”). The 2004 Employee Stock Purchase Plan was amended in March 2010 to increase the total shares of common stock authorized for issuance to 3,000,000. Effective May 1, 2006, the plan is no longer considered compensatory and the values of the awards are no longer treated as share-based compensation expense. Additionally, as of this date, the purchase price became 95% of the fair value of the Company’s common stock price on the last trading day of the month. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase.

The weighted average fair values of the purchase rights granted in the years ended October 31, 2012, 2011 and 2010 under the new plan were $1.05, $1.16 and $1.03, respectively. During the years ended October 31, 2012, 2011 and 2010, 200,108, 165,455 and 190,340 shares of stock were issued under the plan at a weighted average price of $19.93, $22.02 and $19.65, respectively. The aggregate purchases in the years ended October 31, 2012, 2011 and 2010 were $4.0 million, $3.6 million and $3.7 million, respectively. At October 31, 2012, 737,271 shares remained unissued under the plan.

15. INCOME TAXES

The income taxes provision for continuing operations consists of the following components for each of the years ended October 31, 2012, 2011 and 2010:

(in thousands)	2012	2011	2010
Current
Federal	$9,700	$5,539	$14,394
State	10,459	7,147	8,072
Foreign	—	67	83
Deferred
Federal	11,047	21,642	17,341
State	(1,275)	2,585	319
Foreign	—	—	(6)

	$29,931	$36,980	$40,203

Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. statutory rates to pre-tax income from continuing operations as a result of the following for the years ended October 31, 2012, 2011 and 2010:

	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	6.5%	6.3%	6.5%
Federal and state tax credits	(5.5)%	(5.1)%	(4.6)%
Impact of change in state tax rate	1.2%	(0.4)%	(0.1)%
Tax liabilities no longer required	(7.2)%	(4.0)%	(0.5)%
Nondeductible expenses and other, net	2.3%	3.2%	2.3%

	32.3%	35.0%	38.6%

The effective tax rate for the year ended October 31, 2012 is lower than the effective tax rate for the year ended October 31, 2011, primarily due to net nonrecurring favorable federal and state tax benefits recorded in the year ended October 31, 2012. These tax benefits included a $6.9 million re-measurement of certain unrecognized tax benefits and $1.9 million of additional employment based tax credits. Additionally, the effective tax rate decrease for the current year was offset by the expiration of employment based tax credits as of December 31, 2011 and an increase in certain state tax rates in jurisdictions where the Company operates.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at October 31, 2012 and 2011 are presented below:

(in thousands)	2012	2011
Deferred tax assets:
Self-insurance claims (net of recoverables)	$109,516	$103,125
Deferred and other compensation	30,221	28,897
Accounts receivable allowances	3,967	3,822
Settlement liabilities	3,288	1,999
State taxes	727	908
Federal net operating loss carryforwards	—	15,485
State net operating loss carryforwards	8,596	8,348
Tax credits	7,802	6,480
Other	7,758	8,220

	171,875	177,284
Less: Valuation allowance	6,026	5,784

Total deferred tax assets	165,849	171,500

Deferred tax liabilities:
Property, plant and equipment	(2,767)	(8,579)
Goodwill and other acquired intangibles	(101,801)	(91,408)

Total deferred tax liabilities	(104,568)	(99,987)

Net deferred tax assets	$61,281	$71,513

State net operating loss carryforwards will expire between the years 2013 and 2032.

The Company reviews its deferred tax assets for recoverability quarterly. The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards that management believes are not likely to be realized. The Company believes the remaining net deferred tax assets are more likely than not to be realizable based on estimates of future taxable income.

Changes to the deferred tax asset valuation allowance for the years ended October 31, 2012, 2011 and 2010 are as follows:

(in thousands)	2012	2011	2010
Valuation allowance at the beginning of the year	$5,784	$6,290	$6,147
Acquisition of Linc	—	290	—
Other, net	242	(796)	143

Valuation allowance at the end of the year	$6,026	$5,784	$6,290

In the year ended October 31, 2012, the valuation allowance increased through an increase of the tax provision by $0.5 million for state net operating losses that were not expected to be ultimately realized and decreased by $0.3 million on the write-off of acquired federal net operating loss carryforwards of a liquidated subsidiary. In the year ended October 31, 2011, the valuation allowance decreased through a reduction of the tax provision by $0.8 million for state net operating losses that became more-likely-than-not realizable based on updated assessments of future taxable income and increased by a goodwill adjustment of $0.3 million as a result of the acquisition of Linc. In the year ended October 31, 2010, $0.1 million of the increase in valuation allowance was charged to income tax expense for deferred tax assets that were not expected to be ultimately realized.

At October 31, 2012, we had unrecognized tax benefits of $88.4 million, all of which, if recognized in the future, would impact the Company’s effective tax rate. The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of October 31, 2012, the Company had accrued interest and penalties related to uncertain tax positions of $1.1 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2012	2011
Balance at beginning of year	$95,956	$101,681
Additions for tax positions related to the current year	590	760
Additions for tax positions related to prior years	865	—
Reductions for tax positions related to prior years	(7,328)	(5,743)
Reductions for expiration of statute of limitations	(66)	(356)
Settlements	(1,569)	(386)

Balance as of October 31	$88,448	$95,956

The Company’s major tax jurisdiction is the United States. The U.S. federal income tax returns for ABM, OneSource Services Inc., and Linc entities that are taxable as corporations remain open for examination for the periods ending October 31, 2006 through October 31, 2012, March 31, 2000 through November 14, 2007, and December 31, 2009 through December 31, 2010, respectively. The examination by the Internal Revenue Service for the tax years 2006-2008 was completed during the year. The Company does business in all 50 states, significantly in California, Texas and New York, as well as in various foreign jurisdictions. In major state jurisdictions, the tax years 2008-2012 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by the state taxing authorities in Illinois, Utah, New Jersey, and by the Commonwealth of Puerto Rico. The Company estimates that a decrease in unrecognized tax benefits of up to approximately $0.5 million is reasonably possible over the next 12 months.

16. SEGMENT INFORMATION

The Company has four reportable operating segments: Janitorial, Facility Solutions, Parking and Security. These reportable segments were determined based on the evaluation of business performance and allocation of resources by the Company’s Chief Executive Officer (“CEO”). While our CEO evaluates results in a number of different ways, the line of business management structure is the primary basis for the assessment of results.

The accounting policies for the segments are the same as those disclosed within the Company’s significant accounting policies. Management evaluates the performance of each operating segment based on its respective operating income results, which include the allocation of certain centrally incurred costs.

Included in Corporate expenses not allocated to segments, among other items are:

•	Certain CEO and other finance and human resource departmental costs

•	Certain information technology costs

•	Share based compensation costs

•	Certain legal costs and settlements

•	Current actuarial developments of self-insurance reserves related to claims incurred in prior years

•	Direct acquisition costs

Financial information for each segment is summarized below.

	Years ended October 31,
(in thousands)	2012	2011	2010
Revenues
Janitorial	$2,394,344	$2,380,195	$2,306,098
Facility Solutions	924,415	899,381	382,629
Parking	615,132	615,679	469,398
Security	365,926	350,377	336,249
Corporate	448	1,210	1,373

	4,300,265	4,246,842	3,495,747

Operating profit
Janitorial	135,967	140,621	140,007
Facility Solutions	31,965	33,384	22,931
Parking	26,189	24,257	22,738
Security	7,835	7,968	7,487
Corporate	(105,390)	(88,662)	(84,324)

Operating profit	96,566	117,568	108,839

Other-than-temporary impairment credit losses on auction rate security recognized in earnings	(313)	—	(127)
Income from unconsolidated affiliates, net	6,395	3,915	—
Interest expense	(9,999)	(15,805)	(4,639)

Income from continuing operations before income taxes	$92,649	$105,678	$104,073

During the year ended October 31, 2012, the Company changed the name of its Engineering segment to Facility Solutions to better reflect the variety of end-to-end integrated facility solutions services, building operation and maintenance, and bundled energy solutions services provided to its clients.

Included in Corporate expenses for the year ended October 31, 2011, is a net benefit of $2.7 million related to the settlement on May 17, 2011 of a dispute with the former owners of the acquired assets of Five Star Parking, Network Parking Company Ltd., and System Parking, Inc. (acquired by the Company in fiscal 2010). Such amount was recorded in the Company’s consolidated financial statements as a reduction of selling, general and administrative expenses.

	Years ended October 31,
(in thousands)	2012	2011	2010
Total Assets *
Janitorial	$863,831	$859,318	$902,541
Facility Solutions	464,729	469,807	68,710
Parking	153,593	149,052	145,801
Security	111,293	111,304	112,194
Corporate	275,406	287,909	313,772

	$1,868,852	$1,877,390	$1,543,018

Depreciation and Amortization
Janitorial	$18,010	$19,035	$18,356
Facility Solutions	13,731	15,214	549
Parking	3,512	3,644	2,797
Security	1,218	1,441	1,443
Corporate	14,426	13,324	13,170

	$50,897	$52,658	$36,315

Capital Expenditures
Janitorial	$12,367	$10,048	$12,503
Facility Solutions	851	1,280	79
Parking	2,219	2,023	1,265
Security	203	141	451
Corporate	12,412	8,632	9,644

	$28,052	$22,124	$23,942

*	Excludes assets of discontinued operations of $0.4 million, $2.2 million and $5.7 million as of October 31, 2012, 2011 and 2010, respectively.

17. SUBSEQUENT EVENTS

On November 1, 2012, the Company completed the acquisitions of Air Serv Corporation (“Air Serv”), HHA Services, Inc. (“HHA”) and Calvert-Jones Company, Inc. (“Calvert-Jones”).

The Company acquired all of the outstanding stock of Air Serv, a provider of integrated facility solutions services for airlines and freight companies at airports throughout the United States and United Kingdom, for a cash purchase price of $157.5 million, subject to certain closing adjustments.

The Company acquired all of the outstanding stock of HHA, a provider of food and facility solutions services to hospitals, healthcare systems, long-term care facilities and retirement communities, for a cash purchase price of $34.0 million, subject to certain closing adjustments.

The Company acquired substantially all of the assets and assumed certain liabilities of Calvert-Jones, a provider of mechanical and energy efficient products and solutions in the Washington, D.C. area, for a cash purchase price of $6.3 million, subject to certain closing adjustments.

The Company used its Facility to fund these acquisitions. The accounting for these acquisitions was incomplete at the time the Financial Statements were issued. Accordingly, it is impracticable for the Company to make certain business combination disclosures such as the acquisition date fair value of assets acquired and liabilities assumed, assets or liabilities arising from contingencies, the amount of goodwill and intangibles acquired, and the amount of goodwill expected to be deductible for tax purposes.

18. QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Quarter
(in thousands, except per share amounts)	First	Second	Third	Fourth
Year ended October 31, 2012
Revenues	$1,073,785	$1,057,244	$1,079,235	$1,090,001
Gross profit	107,365	109,328	107,607	121,585
Income from continuing operations	10,640	11,747	12,626	27,705
Loss from discontinued operations	(10)	(35)	(49)	(42)

Net income	$10,630	$11,712	$12,577	$27,663

Net income per common share—Basic
Income from continuing operations	$0.20	$0.22	$0.23	$0.50
Loss from discontinued operations	—	—	—	—

Net income per common share—Basic	$0.20	$0.22	$0.23	$0.50

Net income per common share—Diluted
Income from continuing operations	$0.20	$0.21	$0.23	$0.50
Loss from discontinued operations	—	—	—	—

Net income per common share—Diluted	$0.20	$0.21	$0.23	$0.50

Year ended October 31, 2011
Revenues	$1,029,169	$1,060,083	$1,076,247	$1,081,343
Gross profit	104,864	115,560	123,403	121,751
Income from continuing operations	8,405	14,200	27,911	18,182
Loss from discontinued operations	(15)	(8)	(36)	(134)

Net income	$8,390	$14,192	$27,875	$18,048

Net income per common share—Basic
Income from continuing operations	$0.16	$0.27	$0.52	$0.34
Loss from discontinued operations	—	—	—	—

Net income per common share—Basic	$0.16	$0.27	$0.52	$0.34

Net income per common share—Diluted
Income from continuing operations	$0.16	$0.26	$0.51	$0.33
Loss from discontinued operations	—	—	—	—

Net income per common share—Diluted	$0.16	$0.26	$0.51	$0.33

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, the Company’s management concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of October 31, 2012. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

c. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the year ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Certificates. Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached as exhibits to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The executive officers of the Company on December 20, 2012 were as follows:

Name	Age	Principal Occupations and Business Experience During Past Five Years
Henrik C. Slipsager	57	President and Chief Executive Officer and a Director of ABM since November 2000.

James S. Lusk	56	Chief Financial Officer of ABM since January 2008; Executive Vice President of ABM since March 2007; Vice President of Business Services of Avaya from January 2005 to January 2007; Chief Financial Officer and Treasurer of BioScrip/MIM from 2002 to 2005; President of Lucent Technologies’ Business Services division and Corporate Controller from 1995 to 2002. Member of the Board of Directors of Glowpoint, Inc. since February 2007.

James P. McClure	55	Executive Vice President of ABM since September 2002; President of ABM Janitorial Services since November 2000.

Tracy K. Price	54	Executive Vice President of ABM and President, ABM Facility Solutions since December 1, 2010; Chief Executive Officer and President of The Linc Group, LLC from December 8, 2003. Linc was acquired by ABM on December 1, 2010.

Angelique Carbo	48	Senior Vice President, Human Resources of ABM since May 2012; Vice President, Human Resources of Merck & Co./Schering-Plough from January 2009 through November 2011; Vice President, Human Resources of General Electric Retail Consumer Finance from August 2006 through January 2009.

Dean A. Chin	44	Senior Vice President, Chief Accounting Officer and Corporate Controller of ABM since June 2010; Vice President and Assistant Controller of the Company from June 2008 to June 2010; Director of Finance, Reader’s Digest Association, Inc. from March 2005 to March 2008; Senior Manager, Audit and Business Advisory Services, Ernst & Young, LLP from July 2001 to January 2005.

David L. Farwell	51	Senior Vice President, Investor Relations of ABM since June 2009; Senior Vice President, Chief of Staff and Treasurer of ABM from September 2005 to June 2009; Vice President of ABM from August 2002 to September 2005.

Sarah Hlavinka McConnell	48	General Counsel and Corporate Secretary of ABM since May 2008; Deputy General Counsel of ABM from September 2007 to May 2008; Senior Vice President of ABM since September 2007; Vice President, Assistant General Counsel and Secretary of Fisher Scientific International Inc. from December 2005 to November 2006; Vice President and Assistant General Counsel of Fisher Scientific International Inc. from July 2005 to December 2005; General Counsel of Benchmark Electronics, Inc. from November 2004 to July 2005; Vice President and General Counsel of Fisher Healthcare, a division of Fisher Scientific International Inc. from September 2002 to November 2004.

D. Anthony Scaglione	40	Senior Vice President, Treasurer and Mergers and Acquisitions of ABM since January 2012; Vice President and Treasurer of ABM since June 2009; Vice President and Assistant Treasurer at CA Technologies from July 2007 to June 2009; and Vice President, Treasury at CA Technologies August 2005 to June 2007.

Additional information required by this Item 10 is included under the headings “Proposal—Election of Directors,” “Corporate Governance,” “Audit-Related Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on March 5, 2013 (“2013 Proxy Statement”). All of this information is incorporated by reference into this Annual Report. The 2013 Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Company’s fiscal year ended October 31, 2012.

On March 30, 2012, the Company filed its Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.

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

The information required by this item with regard to officer and director compensation is incorporated by reference from the information set forth under the captions “Director Compensation for Fiscal Year 2012” and “Executive Compensation” contained in the 2013 Proxy Statement. The information required by this item with respect to compensation committee interlocks and insider participation is incorporated by reference from the information so titled under the caption “Corporate Governance” contained in the 2013 Proxy Statement. The information required by this item with respect to the Compensation Committee Report is incorporated by reference from the information under the caption “Executive Compensation” contained in the 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” contained in the 2013 Proxy Statement.

Equity Compensation Plan Information

The following table provides information regarding the Company’s equity compensation plans as of October 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,810,434	(1)	$19.39	3,157,329	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	2,810,434		$19.39	3,157,329

(1)	Does not include outstanding restricted stock units or performance shares.
(2)	Includes 737,271 shares available for issuance under the Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to certain relationships and related transactions and director independence is incorporated by reference from the information set forth under the caption “Certain Relationships and Related Transactions” and under the heading “Director Independence” which is under the caption “Corporate Governance” contained in the 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information set forth under the caption “Audit-Related Matters” contained in the 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements of ABM Industries Incorporated and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – October 31, 2012 and 2011

Consolidated Statements of Income – Years ended October 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Years ended October 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows – Years ended October 31, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedule of ABM Industries Incorporated and Subsidiaries: Schedule II – Valuation and Qualifying Accounts – Years ended October 31, 2012, 2011 and 2010.

All other schedules are omitted because they are not applicable or because the required information is included in the accompanying consolidated financial statements or the notes thereto.

(a)	Exhibits:

See Exhibit Index.

(b)	Additional Financial Statements:

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
Henrik C. Slipsager President and Chief Executive Officer and Director December 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Henrik C. Slipsager
Henrik C. Slipsager President and Chief Executive Officer and Director (Principal Executive Officer) December 20, 2012

/s/ James S. Lusk	/s/ Dean A. Chin
James S. Lusk Executive Vice President and Chief Financial Officer (Principal Financial Officer) December 20, 2012	Dean A. Chin Senior Vice President and Controller (Principal Accounting Officer) December 20, 2012

/s/ Maryellen C. Herringer	/s/ Sudhakar Kesavan
Maryellen C. Herringer Chairman of the Board and Director December 20, 2012	Sudhakar Kesavan, Director December 20, 2012

/s/ Linda Chavez	/s/ J. Philip Ferguson
Linda Chavez, Director December 20, 2012	J. Philip Ferguson, Director December 20, 2012

/s/ Anthony G. Fernandes	/s/ Luke S. Helms
Anthony G. Fernandes, Director December 20, 2012	Luke S. Helms, Director December 20, 2012

/s/ William W. Steele
William W. Steele, Director December 20, 2012

ITEM 15(a).

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance Beginning of Year	Acquisitions	Charges to Costs and Expenses	Write-offs Net of Recoveries	Balance End of Year
Accounts receivable allowances
Years ended October 31,
2012	$13,485	—	14,628	(16,988)	$11,125
2011	10,672	3,994	20,396	(21,577)	13,485
2010	10,772	281	14,239	(14,620)	10,672

ITEM 15(b) INDEX TO EXHIBITS

Exhibit	Exhibit Description	Incorporated by Reference
No.		Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase and Sale Agreement, dated as of August 29, 2008 by and among ABM Industries Incorporated, a Delaware corporation, Amtech Lighting Services, Amtech Lighting Services of the Midwest and Amtech Lighting and Electrical Services, each of which are California corporations, and Sylvania Lighting Services Corp., a Delaware corporation	8-K	001-08929	2.1	September 5, 2008

2.2	Agreement and Plan of Merger, dated December 1, 2010, by and among ABM Industries Incorporated, Lightning Services, LLC, The Linc Group, LLC and GI Manager L.P.	8-K	001-08929	2.1	December 2, 2010

3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated November 25, 2003	10-K	001-08929	3.1	January 14, 2004

3.2	Bylaws, as amended December 13, 2010	8-K	001-08929	3.2	December 16, 2010

10.1	Credit Agreement, dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	December 2, 2010

10.2	First Amendment, dated as of June 3, 2011, to the Credit Agreement, dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	10-Q	001-08929	10.1	September 9, 2011

10.3	Repricing Amendment, dated September 8, 2011, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	September 13, 2011

10.4	Amended and Restated Master Services Agreement, dated February 24, 2009, by and between ABM Industries Incorporated and International Business Machines Corporation	8-K/A	001-08929	10.1	February 26, 2009

10.5	Transition Agreement, dated February 24, 2009, by and between ABM Industries Incorporated and International Business Machines Corporation	8-K/A	001-08929	10.2	February 26, 2009

10.6	Termination Agreement, dated October 11, 2011, by and between ABM Industries Incorporated and International Business Machines Corporation	8-K	001-08929	10.1	October 14, 2011

10.7*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005

10.8*	Director Retirement Plan Distribution Election Form, as revised June 16, 2006	10-Q	001-08929	10.1	September 8, 2006

10.9*‡	Arrangements With Non-Employee Directors

10.10*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated December 13, 2010	10-K	001-08929	10.7	December 23, 2010

10.11*	Form of Director Indemnification Agreement	10-Q	001-08929	10.5	March 6, 2009

10.12*	ABM Executive Officer Incentive Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.6	September 8, 2008

10.13*	2006 Equity Incentive Plan, as amended and restated January 10, 2012	10-Q	001-08929	10.1	June 7, 2012

10.14*‡	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Employees Pursuant to the 2006 Equity Incentive Plan, as amended and restated March 8, 2012

10.15*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.3	September 8, 2008

10.16*	Statement of Terms and Conditions Applicable to Restricted Stock Units Granted Pursuant to the 2006 Equity Incentive Plan to Directors Who Elect to Relinquish Their Benefits Effective November 1, 2006, as amended and restated September 8, 2010	10-K	001-08929	10.13	December 23, 2010

10.17*	Form of Non-Qualified Stock Option Agreement – 2006 Equity Plan	10-Q	001-08929	10.4	June 4, 2010

10.18*	Form of Restricted Stock Unit Agreement – 2006 Equity Plan	10-Q	001-08929	10.5	June 4, 2010

10.19*	Form of Performance Share Agreement – 2006 Equity Plan	10-K	001-08929	10.33	December 22, 2006

10.20*	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated June 4, 2012	10-Q	001-08929	10.1	September 6, 2012

10.21*	Time-Vested Incentive Stock Option Plan, as amended and restated as of September 4, 2007	10-Q	001-08929	10.2	September 10, 2007

10.22*	1996 Price-Vested Performance Stock Option Plan, as amended and restated as of September 4, 2007	10-Q	001-08929	10.3	September 10, 2007

10.23*	2002 Price-Vested Performance Stock Option Plan, as amended and restated as of September 4, 2007	10-Q	001-08929	10.4	September 10, 2007

10.24*	Deferred Compensation Plan for Executives, amended and restated, October 25, 2010	10-K	001-08929	10.22	December 23, 2010

10.25*	Form of Restricted Stock Unit Agreement dated March 31, 2010 for Awards to Certain Executive Officers	8-K	001-08929	10.2	April 2, 2010

10.26*	Form of Stock Option Agreement dated March 31, 2010 for Awards to Certain Executive Officers	8-K	001-08929	10.3	April 2, 2010

10.27*	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.4	September 8, 2008

10.28*	Service Award Benefit Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.5	September 8, 2008

10.29*	Executive Severance Pay Policy, as amended and restated March 7, 2011	10-Q	001-08929	10.1	March 10, 2011

10.30*	Amended and Restated Employment Agreement dated December 16, 2009 by and between ABM Industries Incorporated and Henrik C. Slipsager	10-Q	001-08929	10.3	March 4, 2010

10.31*	Form of Executive Employment Agreement with James S. Lusk, James P. McClure and Sarah H. McConnell	8-K	001-08929	10.1	November 2, 2012

10.32*	Form of Executive Employment Agreement with Tracy K. Price	10-K	001-08929	10.30	December 23, 2010

10.33*	Form of Executive Employment Agreement (with term)	8-K	001-08929	10.1	November 2, 2012

10.34*‡	Form of Executive Employment Agreement (without term)

10.35*	Form of Amended and Restated Executive Change in Control Agreement with Henrik C. Slipsager, James S. Lusk and James P. McClure	8-K	001-08929	10.1	December 31, 2008

10.36*	Annex A for Change in Control Agreement for Henrik C. Slipsager	8-K/A	001-08929	10.1	January 5, 2009

10.37*	Executive Change in Control Agreement with Sarah H. McConnell	10-K	001-08929	10.32	December 22, 2009

10.38*	Executive Change in Control Agreement with Tracy K. Price	10-K	001-08929	10.37	December 23, 2011

21.1‡	Subsidiaries of the Registrant

23.1‡	Consent of Independent Registered Public Accounting Firm

31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS‡	XBRL Report Instance Document

101.SCH‡	XBRL Taxonomy Extension Schema Document

101.CAL‡	XBRL Taxonomy Calculation Linkbase Document

101.LAB‡	XBRL Taxonomy Label Linkbase Document

101.PRE‡	XBRL Presentation Linkbase Document

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement
‡	Indicates filed herewith
†	Indicates furnished herewith