Form 10-Q
period 2013-01-31
ABM INDUSTRIES INC /DE/
filed 2013-03-07
CIK 771497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2013
Common Stock, $0.01 par value per share	54,647,767

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, and in particular statements found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not statements of historical fact constitute forward-looking statements. These statements give current expectations or forecasts of future events and are often identified by the words “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” “seek,” or other words and terms of similar meaning in connection with discussions of future strategy and operating or financial performance. Such statements reflect the current views of ABM Industries Incorporated (“ABM”), and its subsidiaries (collectively, the “Company”), with respect to future events and are based on assumptions and estimates which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. These factors include but are not limited to the following:

•	risks relating to our acquisition strategy may adversely impact our results of operations;

•	our strategy of moving to an integrated facility solutions provider platform, focusing on vertical market strategy, may not generate the growth in revenues or profitability that we expect;

•	we are subject to intense competition that can constrain our ability to gain business, as well as our profitability;

•	increases in costs that we cannot pass on to clients could affect our profitability;

•	we have high deductibles for certain insurable risks, and therefore we are subject to volatility associated with those risks;

•	we primarily provide our services pursuant to agreements that are cancelable by either party upon 30 to 90 days’ notice;

•	our success depends on our ability to preserve our long-term relationships with clients;

•	our international business exposes us to additional risks;

•

we conduct some of our operations through joint ventures, and our ability to do business may be affected by the failure of our joint venture partners to perform their obligations or the improper conduct of joint venture employees, joint venture partners, or agents;

•

significant delays or reductions in appropriations for our government contracts may negatively affect our business and could have an adverse effect on our financial position, results of operations, or cash flows;

•

we are subject to a number of procurement rules and regulations relating to our business with the U.S. Government and if we fail to comply with those rules, our business and our reputation could be adversely affected;

•	negative or unexpected tax consequences could adversely affect our results of operations;

•	we are subject to business continuity risks associated with centralization of certain administrative functions;

•	a decline in commercial office building occupancy and rental rates could affect our revenues and profitability;

•	deterioration in economic conditions in general could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition;

•	a variety of factors could adversely affect the results of operations of our building and energy services business;

•	financial difficulties or bankruptcy of one or more of our major clients could adversely affect our results;

•	our ability to operate and pay our debt obligations depends upon our access to cash;

•	future declines in the fair value of our investments in auction rate securities could negatively impact our earnings;

•	uncertainty in the credit markets may negatively impact our costs of borrowing, our ability to collect receivables on a timely basis, and our cash flow;

•	we incur accounting and other control costs that reduce profitability;

•	sequestration under the Budget Control Act of 2011 or alternative measures that may be adopted in lieu of sequestration may negatively impact our business;

•	any future increase in our level of debt or in interest rates could affect our results of operations;

•	an impairment charge could have a material adverse effect on our financial condition and results of operations;

•	we are defendants in class and representative actions and other lawsuits alleging various claims that could cause us to incur substantial liabilities;

•	federal health care reform legislation may adversely affect our business and results of operations;

•	changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations, and financial results;

•	labor disputes could lead to loss of revenues or expense variations;

•	we participate in multiemployer pension plans which, under certain circumstances, could result in material liabilities being incurred; and

•	natural disasters or acts of terrorism could disrupt services.

Additional information regarding these and other risks and uncertainties the Company faces is contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012 and in other reports the Company files from time to time with the Securities and Exchange Commission.

The Company urges readers to consider these risks and uncertainties in evaluating its forward-looking statements. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	January 31, 2013	October 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$36,426	$43,459
Trade accounts receivable, net of allowances of $11,963 and $11,125 at January 31, 2013 and October 31, 2012, respectively	642,870	561,317
Notes receivable and other	35,346	43,960
Prepaid expenses	58,687	46,672
Prepaid income taxes	251	385
Deferred income taxes, net	37,028	43,671
Insurance recoverables	9,870	9,870

Total current assets	820,478	749,334

Insurance deposits	27,982	31,720
Other investments and long-term receivables	4,623	5,666
Investments in unconsolidated affiliates, net	15,422	14,863
Investments in auction rate securities	17,832	17,780
Property, plant and equipment, net of accumulated depreciation of $116,307 and $107,771 at January 31, 2013 and October 31, 2012, respectively	74,232	59,909
Other intangible assets, net of accumulated amortization of $107,499 and $100,180 at January 31, 2013 and October 31, 2012, respectively	160,918	109,138
Goodwill	869,766	751,610
Noncurrent deferred income taxes, net	2,324	17,610
Noncurrent insurance recoverables	54,660	54,630
Other assets	39,911	38,898

Total assets	$2,088,148	$1,851,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$131,114	$130,410
Accrued liabilities
Compensation	119,634	121,855
Taxes—other than income	30,140	19,437
Insurance claims	80,189	80,192
Other	93,850	95,473
Income taxes payable	4,227	8,450

Total current liabilities	459,154	455,817

Noncurrent income taxes payable	29,418	27,773
Line of credit	423,000	215,000
Retirement plans and other	43,753	38,558
Noncurrent insurance claims	273,360	263,612

Total liabilities	1,228,685	1,000,760

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,627,987 and 54,393,907 shares issued and outstanding at January 31, 2013 and October 31, 2012, respectively	546	544
Additional paid-in capital	238,870	234,636
Accumulated other comprehensive loss, net of taxes	(2,180)	(2,154)
Retained earnings	622,227	617,372

Total stockholders’ equity	859,463	850,398

Total liabilities and stockholders’ equity	$2,088,148	$1,851,158

See accompanying notes to unaudited condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended January 31,
(in thousands, except per share data)	2013	2012
Revenues	$1,182,123	$1,073,785
Expenses
Operating	1,067,879	966,420
Selling, general and administrative	87,749	84,020
Amortization of intangible assets	7,189	5,549

Total expenses	1,162,817	1,055,989

Operating profit	19,306	17,796
Income from unconsolidated affiliates, net	1,195	3,132
Interest expense	(3,310)	(2,834)

Income from continuing operations before income taxes	17,191	18,094
Provision for income taxes	(3,809)	(7,454)

Income from continuing operations	13,382	10,640
Loss from discontinued operations, net of taxes	—	(10)

Net income	$13,382	$10,630

Net income per common share—Basic
Income from continuing operations	$0.25	$0.20
Loss from discontinued operations, net of taxes	—	—

Net income	$0.25	$0.20

Net income per common share—Diluted
Income from continuing operations	$0.24	$0.20
Loss from discontinued operations, net of taxes	—	—

Net income	$0.24	$0.20

Weighted-average common and common equivalent shares outstanding
Basic	54,525	53,499
Diluted	55,497	54,493
Dividends declared per common share	$0.150	$0.145

Comprehensive income	$13,356	$11,989

See accompanying notes to unaudited condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$13,382	$10,630
Loss from discontinued operations, net of taxes	—	10

Income from continuing operations	13,382	10,640
Adjustments to reconcile income from continuing operations to net cash (used in) provided by continuing operating activities:
Depreciation and amortization	15,889	12,974
Deferred income taxes	138	2,940
Share-based compensation expense	3,132	2,789
Provision for bad debt	1,316	604
Discount accretion on insurance claims	126	180
Loss (gain) on sale of assets	7	(455)
Income from unconsolidated affiliates, net	(1,195)	(3,132)
Distributions from unconsolidated affiliates	681	2,963
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(25,378)	(22,173)
Prepaid expenses and other current assets	3,188	(7,649)
Insurance recoverables	(30)	(43)
Other assets and long-term receivables	3,748	6,725
Income taxes payable	(2,444)	3,363
Retirement plans and other non-current liabilities	(516)	83
Insurance claims	718	3,326
Trade accounts payable and other accrued liabilities	(24,249)	(1,346)

Total adjustments	(24,869)	1,149

Net cash (used in) provided by continuing operating activities	(11,487)	11,789
Net cash provided by discontinued operating activities	—	202

Net cash (used in) provided by operating activities	(11,487)	11,991

Cash flows from investing activities:
Additions to property, plant and equipment	(4,090)	(11,926)
Proceeds from sale of assets and other	103	682
Purchase of businesses, net of cash acquired	(187,837)	—

Net cash used in investing activities	(191,824)	(11,244)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	745	2,241
Dividends paid	(16,054)	(7,746)
Deferred financing costs paid	—	(14)
Borrowings from line of credit	425,000	212,000
Repayment of borrowings from line of credit	(217,000)	(219,000)
Changes in book cash overdrafts	4,609	2,955
Other	(1,022)	—

Net cash provided by (used in) financing activities	196,278	(9,564)

Net decrease in cash and cash equivalents	(7,033)	(8,817)
Cash and cash equivalents at beginning of year	43,459	26,467

Cash and cash equivalents at end of period	$36,426	$17,650

See accompanying notes to unaudited condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(continued from previous page)

	Three Months Ended January 31,
(in thousands)	2013	2012
Supplemental Data:
Cash paid for income taxes, net of refunds received	$4,612	$1,098
Tax effect from exercise of options	31	—
Cash received from exercise of options	714	2,241
Interest paid on line of credit	1,958	1,592

See accompanying notes to unaudited condensed consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF BUSINESS

ABM Industries Incorporated, together with its consolidated subsidiaries (hereinafter collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of end-to-end integrated facility solutions services to thousands of commercial, governmental, industrial, institutional, retail, and residential facilities located primarily throughout the United States. The Company’s comprehensive capabilities include expansive facility solutions, energy solutions, commercial cleaning, maintenance and repair, HVAC, electrical, landscaping, parking, and security services, provided through stand-alone or integrated solutions. The Company was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012. Unless otherwise noted, all references to years are to the Company’s fiscal year, which ends on October 31.

In the opinion of management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows for the interim periods presented. Interim results of operations are not necessarily indicative of the results for the full year.

The accounting policies applied in the accompanying Financial Statements are the same as those applied in the Company’s audited consolidated financial statements as at and for the year ended October 31, 2012, contained in the Company’s 2012 Annual Report on Form 10-K, unless indicated otherwise.

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

2013 Changes in Reportable Segments

In periods prior to the first quarter of 2013, our reportable segments consisted of Janitorial, Parking, Security, and Facility Solutions. Effective in the first quarter of 2013, we revised our reportable segments to align them with the reorganization of our operational structure to an onsite, mobile, and on-demand market-based structure. Our onsite service line includes the Janitorial, Parking, and Security segments and a portion of our prior Facility Solutions segment. As a result, we have separated our previous Facility Solutions reportable segment into two new reportable segments, Facility Services and Building & Energy Solutions. The Building & Energy Solutions measurement of segment operating profit also includes the results of certain investments in unconsolidated affiliates that provide facility solutions primarily to the U.S. Government. Services provided by those affiliates complement services provided by our other business operations included in the Building & Energy Solutions segment. The Janitorial, Parking, and Security segments will continue to be separately reported. Air Serv Corporation (“Air Serv”), which was acquired on November 1, 2012, will be reported in a new segment, Other. Refer to Note 4, “Acquisitions,” for further details on this acquisition.

Our segments and their activities are as follows:

Segment	Activities
Janitorial

Provides a wide range of essential janitorial services for clients in a variety of facilities, including commercial office buildings, industrial buildings, retail stores, shopping centers, warehouses, airport terminals, health facilities, educational institutions, stadiums and arenas, and government buildings. These services include, among others: floor cleaning and finishing; window washing; furniture polishing; carpet cleaning and dusting; and other building cleaning services.

Facility Services

Provides onsite mechanical engineering and technical services and solutions for facilities and infrastructure systems for clients in a variety of facilities, including: schools; universities; shopping malls; museums; commercial infrastructure; airports and other transportation centers; data centers; high technology manufacturing facilities; corporate office buildings; and resorts.

Parking

Provides parking and transportation services and operates parking lots and garages for clients at many facilities, including office buildings, hotels, medical centers, retail centers, sports and entertainment arenas, educational institutions, municipalities, and airports.

Security

Provides security services for clients in a wide range of facilities, including Class “A” high rise, commercial, industrial, retail, medical, petro-chemical, and residential facilities. Security services include: staffing of security officers; mobile patrol services; investigative services; electronic monitoring of fire and life safety systems and access control devices; and security consulting services.

Building & Energy Solutions

Provides services related to preventative maintenance, retro-commissioning, mechanical retrofits and upgrades, electric vehicle charging stations, electrical service, systems start-ups, performance testing, and energy audits to a wide variety of clients in both the private and public sectors, including U.S. Government entities.

Additionally provides support to U.S. Government entities for specialty service solutions such as leadership development, education, and training, language support services, medical support services, and construction management.

Also included in the Building & Energy Solutions segment are the Company’s franchised operations under the Linc Network, TEGG, CurrentSAFE, and GreenHomes America brands and the recently acquired HHA Services, Inc. (“HHA”) and the assets and business of Calvert-Jones Company, Inc. (“Calvert-Jones”).

Other

Our recently acquired Air Serv business is included in our Other reportable segment. Air Serv provides integrated facility solutions services for airlines and freight companies at airports primarily in the United States. Services include passenger assistance, wheelchair operations, cabin cleaning, cargo handling, shuttle bus operations, access control, and janitorial services, among others.

Parking Revenue Presentation

The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Parking revenues related solely to the reimbursement of expenses totaled $75.9 million and $77.8 million for the three months ended January 31, 2013 and 2012, respectively.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ASU 2013-02 is effective for us on February 1, 2013. The Company does not expect the adoption of ASU 2013-02 to have a material impact on the Company’s consolidated financial statement presentation.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is net income divided by the weighted-average number of shares outstanding during the period. Diluted net income per common share is based on the weighted-average number of shares outstanding during the period, adjusted to include the assumed exercise and conversion of certain restricted stock units (“RSUs”), performance shares, and stock options. The calculations of basic and diluted net income per common share are as follows:

	Three Months Ended January 31,
(in thousands, except per share data)	2013	2012
Income from continuing operations	$13,382	$10,640
Loss from discontinued operations, net of taxes	—	(10)

Net income	$13,382	$10,630

Weighted-average common and common equivalent shares outstanding—Basic	54,525	53,499
Effect of dilutive securities:
Restricted stock units	422	381
Performance shares	353	298
Stock options	197	315

Weighted-average common and common equivalent shares outstanding—Diluted	55,497	54,493

Net income per common share
Basic	$0.25	$0.20
Diluted	$0.24	$0.20

The diluted net income per common share excludes certain stock options, performance shares, and RSUs, since the effect of including these awards would have been anti-dilutive as follows:

	Three Months Ended January 31,
(in thousands)	2013	2012
Stock options	1,470	1,359
Performance shares	75	—
Restricted stock units	25	104

4. ACQUISITIONS

Air Serv Acquisition

On November 1, 2012, the Company acquired all of the outstanding stock of Air Serv, for an aggregate purchase price of $158.7 million in cash, subject to certain closing adjustments (the “Air Serv Acquisition”). Approximately $11.9 million of the cash consideration was placed in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the purchase agreement. The final consideration and purchase price allocation are subject to, among other items: an additional working capital adjustment; further analysis of tax accounts and insurance balances; and final valuation of identifiable intangible assets, plant and equipment, and capital leases.

Air Serv provides integrated facility solutions services for airlines and freight companies at airports primarily in the United States. The operations of Air Serv are included in the Other segment as of November 1, 2012, the acquisition date. Revenues and operating profit associated with Air Serv were $84.0 million and $2.0 million, respectively, for the three months ended January 31, 2013 and are included in the Company’s unaudited condensed consolidated statements of comprehensive income.

HHA Acquisition

On November 1, 2012, the Company acquired all of the outstanding stock of HHA for an aggregate purchase price of $34.3 million in cash (the “HHA Acquisition”). Approximately $2.0 million of the cash consideration was placed in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the purchase agreement. The final consideration and purchase price allocation are subject to, among other items: an additional working capital adjustment; further analysis of tax accounts; and final valuation of identifiable intangible assets.

HHA provides facility solutions, including housekeeping, laundry, patient assist, plant maintenance, and food services to hospitals, healthcare systems, long-term care facilities, and retirement communities. The operations of HHA are included in the Building & Energy Solutions segment as of November 1, 2012, the acquisition date. Revenues and operating loss associated with HHA were $12.8 million and $0.1 million, respectively, for the three months ended January 31, 2013 and are included in the Company’s unaudited condensed consolidated statements of comprehensive income.

Calvert-Jones Acquisition

On November 1, 2012, the Company acquired substantially all of the assets and assumed certain liabilities of Calvert-Jones for a cash purchase price of $6.3 million in cash (the “Calvert-Jones Acquisition”). Approximately $0.7 million of the cash consideration was placed in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the purchase agreement. The final consideration and purchase price allocation are subject to, among other items, an additional working capital adjustment and final valuation of identifiable intangible assets.

Calvert-Jones provides mechanical and energy efficient products and solutions in the Washington, D.C. area. The operations of Calvert-Jones are included in the Building & Energy Solutions segment as of November 1, 2012, the acquisition date. Revenues and operating profit associated with Calvert-Jones were $3.6 million and $0.1 million, respectively, for the three months ended January 31, 2013 and are included in the Company’s unaudited condensed consolidated statements of comprehensive income.

Unaudited Preliminary Allocation of Consideration Transferred to Acquire Air Serv, HHA, and Calvert-Jones:

The following table summarizes the preliminary allocation of consideration transferred to acquire Air Serv, HHA, and Calvert-Jones and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

(in thousands)	Air Serv	HHA	Calvert-Jones
Purchase price:

Total cash consideration	$158,747	$34,323	$6,250

Allocated to:
Cash and cash equivalents	$10,702	$832	$—
Trade accounts receivable	52,838	3,175	1,479
Prepaid expenses and other	5,059	927	601
Property, plant and equipment	18,872	123	49
Other intangible assets	44,500	12,000	2,600
Goodwill	88,205	26,013	3,889
Other assets	—	468	—
Trade accounts payable	(4,604)	(665)	(1,200)
Accrued liabilities	(24,457)	(4,321)	(864)
Insurance claims	(8,901)	—	—
Net deferred income tax liabilities	(17,212)	(4,212)	—
Other	(6,255)	(17)	(304)

Net assets acquired	$158,747	$34,323	$6,250

The amount allocated to goodwill for Air Serv and HHA is reflective of the Company’s identification of buyer specific synergies that the Company anticipates will be realized by, among other things, reducing duplicative positions and back office functions and by reducing professional fees and other services. Goodwill is also attributable to the projected long-term business growth through the Company’s expansion in its vertical market expertise in servicing the end-to-end needs of airlines, airport authorities, and healthcare service markets. None of the goodwill associated with the acquisitions of Air Serv and HHA will be amortizable for income tax purposes as the Company acquired all of the outstanding stock of these companies.

Goodwill for the Calvert-Jones Acquisition is attributable to the projected long-term business growth through the Company’s expansion of existing vertical and geographic market offerings in building and energy solutions. A significant portion of the goodwill associated with the Calvert-Jones Acquisition is expected to be amortizable for income tax purposes.

Other intangible assets primarily consist of customer contracts and relationships with a weighted average life of 15 years for Air Serv, 13 years for HHA, and 12 years for Calvert-Jones.

The preliminary estimated fair value of trade accounts receivable acquired for Air Serv reflects gross contractual amounts of $53.2 million, of which $0.4 million is expected to be uncollectable. The preliminary estimated fair value of trade accounts receivable acquired for HHA and Calvert-Jones approximates the contractual amounts.

We have incurred combined acquisition-related costs of $1.1 million, of which $0.3 million has been incurred in the current quarter. These expenses are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income.

Assuming these acquisitions were made at November 1, 2011, the consolidated pro forma results would not be materially different from reported results.

TEGG and CurrentSAFE Acquisition

On May 1, 2012, we entered into an asset purchase agreement with TEGG Corporation (“TEGG”), CurrentSAFE Corporation (“CurrentSAFE”) (both privately held Delaware corporations), TEGG’s shareholder, and certain other parties pursuant to which we acquired substantially all of the assets and assumed certain liabilities of TEGG and CurrentSAFE and also acquired certain software technology from TEGG’s shareholder, for an aggregate purchase price of $5.5 million in cash, net of cash acquired. The purchase price reflects a $0.1 million working capital adjustment received in the fourth quarter of 2012. Approximately $0.5 million of the cash consideration was placed in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the purchase agreement. The assets acquired represent the franchise operations of TEGG and CurrentSAFE, and through this acquisition the Company expanded its electrical services to include electrical preventive and predictive maintenance solutions. The acquired net assets and results from operations have been included in the Company’s Building & Energy Solutions segment since May 1, 2012, the date of acquisition. Assuming this acquisition was made at November 1, 2011, the consolidated pro forma results would not be materially different from reported results.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the fair value hierarchy, carrying amounts, and fair values of the Company’s financial instruments measured on a recurring basis and other select significant financial instruments as of January 31, 2013 and October 31, 2012:

	Fair Value	January 31, 2013		October 31, 2012
(in thousands)	Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan (1)	1	$5,038	$5,038	$5,029	$5,029
Investments in auction rate securities (2)	3	17,832	17,832	17,780	17,780

		22,870	22,870	22,809	22,809

Other select financial asset
Cash and cash equivalents (3)	1	36,426	36,426	43,459	43,459

Total		$59,296	$59,296	$66,268	$66,268

Financial liability measured at fair value on a recurring basis
Interest rate swap (4)	2	$175	$175	$214	$214
Other select financial liability
Line of credit (5)	2	423,000	423,000	215,000	215,000

Total		$423,175	$423,175	$215,214	$215,214

(1)

Represents investments held in a Rabbi Trust associated with our OneSource Deferred Compensation Plan, which we include in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices.

(2)

As of January 31, 2013, the Company held investments in auction rate securities from four different issuers having an original principal amount of $5.0 million each (aggregating to $20.0 million). For investments in auction rate securities that were not redeemed or had no market activity indicative of value, the fair value was based on discounted cash flow valuation models, primarily utilizing unobservable inputs. See Note 6, “Auction Rate Securities,” for the roll-forwards of assets measured at fair value using significant unobservable Level 3 inputs and the sensitivity analysis of significant inputs. Subsequently, on February 8, 2013, one of the auction rate securities was redeemed by the issuer at its par value of $5.0 million. For that particular security, the fair value as of January 31, 2013 was determined to be the same as its par value.

(3)	Cash and cash equivalents are stated at nominal value, which equals fair value.
(4)

Includes derivatives designated as hedging instruments. The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. The fair value is then compared to a valuation received from an independent third-party. See Note 8, “Line of Credit,” for more information.

(5)

Represents the Company’s $650.0 million five-year syndicated line of credit. Due to variable interest rates, the carrying value of outstanding borrowings under the Company’s line of credit approximates its fair value. See Note 8, “Line of Credit,” for more information.

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

During the three months ended January 31, 2013, the Company had no transfers of assets or liabilities between any of the above hierarchy levels.

6. AUCTION RATE SECURITIES

As of January 31, 2013, the Company held investments in auction rate securities from four different issuers having an original principal amount of $5.0 million each (aggregating to $20.0 million). These auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007. On February 8, 2013, one of the Company’s auction rate securities was redeemed by the issuer at its par value of $5.0 million. As of January 31, 2013 and the redemption date, this security was valued at $5.0 million, therefore, no gain or loss was recognized upon its redemption.

At January 31, 2013 and October 31, 2012, the estimated fair value of these securities, in total, were approximately $17.8 million.

As of January 31, 2013, one of the Company’s auction rate securities, with a fair value of $4.8 million, was in a continuous unrealized loss position for less than twelve months and the remaining three auction rate securities, with a fair value of $13.0 million, were not in an unrealized loss position. As of October 31, 2012, two of the Company’s auction rate securities, with an aggregate fair value of $7.8 million, were in a continuous unrealized loss position for less than twelve months and the remaining two auction rate securities, with a fair value of $10.0 million, were not in an unrealized loss position.

The following table presents the significant assumptions used to determine the fair value of the Company’s auction rate securities at January 31, 2013 and October 31, 2012:

Assumption	January 31, 2013	October 31, 2012
Discount rates	L + 1.29% – L + 5.53%	L + 1.37% – L + 6.86%
Yields	2.15%, L + 2.00% – L + 3.50%	2.15%, L + 2.00% – L + 3.50%
Average expected lives	4 – 10 years	4 – 10 years

L -One Month LIBOR

The fair value of the auction rate securities is affected most significantly by the changes in the average expected lives of the securities, but is also impacted by the specific discount rate used to adjust the outcomes to their present values. If the average expected lives of the securities increase or decrease, the fair value of the securities will decrease or increase accordingly, in amounts that will vary based on the timing of the projected cash flows and the specific discount rate used to calculate the present value of the expected cash flows.

The following tables present the changes in the cost basis and fair value of the Company’s auction rate securities as of January 31, 2013 and October 31, 2012:

(in thousands)	Cost Basis	Fair Value (Level 3)
Balance at November 1, 2012	$17,994	$17,780
Unrealized gains included in accumulated other comprehensive loss	—	52

Balance at January 31, 2013	$17,994	$17,832

(in thousands)	Cost Basis	Fair Value (Level 3)
Balance at November 1, 2011	$18,307	$15,670
Unrealized gains included in accumulated other comprehensive loss	—	2,110
Other-than-temporary credit loss recognized in earnings	(313)	—

Balance at October 31, 2012	$17,994	$17,780

At January 31, 2013 and October 31, 2012, unrealized losses of $0.2 million ($0.1 million net of tax) were recorded in accumulated other comprehensive loss.

7. INSURANCE

The Company uses a combination of insurance and self-insurance programs to cover workers’ compensation, general liability, property damage, and other insurable risks. For the majority of these insurance programs, the Company retains the initial $1.0 million of exposure on a per-claim basis either through deductibles or self-insurance retentions. Beyond the retained exposures, the Company has varying primary policy limits between $1.0 million and $5.0 million per occurrence. As of January 31, 2013, to cover general liability losses above these limits, the Company maintained commercial insurance umbrella policies that provide $200.0 million of coverage. Workers’ compensation liability losses have unlimited coverage due to statutory regulations. Additionally, to cover property damage risks above its retention limits, the Company maintained policies that provide $75.0 million of coverage. The Company is also self-insured for certain employee medical and dental plans. The Company retains up to $0.4 million of exposure on a per claim basis under medical plans.

The adequacy of workers’ compensation, general liability, automotive, and property damage insurance claims reserves is based upon actuarial estimates of required reserves considering the most recently completed actuarial reports in 2012 and known events. Actuarial reports are expected to be completed for the Company’s significant programs using recent claims data and may result in adjustments to earnings during the third and fourth quarters of 2013.

The Company had insurance claims reserves totaling $353.5 million and $343.8 million at January 31, 2013 and October 31, 2012, respectively. The balance at January 31, 2013 and October 31, 2012 includes $7.1 million and $13.0 million in reserves, respectively, related to the Company’s medical and dental self-insured plans. The Company also had insurance recoverables totaling $64.5 million at January 31, 2013 and October 31, 2012.

The Company had the following standby letters of credit, surety bonds, and restricted insurance deposits outstanding at January 31, 2013 and October 31, 2012, to collateralize its self-insurance obligations.

(in thousands)	January 31, 2013	October 31, 2012
Standby Letters of Credit	$103,992	$104,968
Surety Bonds	42,463	34,933
Restricted Insurance Deposits	27,982	31,720

Total	$174,437	$171,621

8. LINE OF CREDIT

On November 30, 2010, the Company entered into a five-year syndicated credit agreement (“Credit Agreement”) that replaced the Company’s then-existing $450.0 million syndicated credit agreement dated November 14, 2007. The Credit Agreement provides for revolving loans, swing line loans, and letters of credit up to an aggregate amount of $650.0 million (the “Facility”). The Company, at its option, may increase the size of the Facility to $850.0 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). During the year ended October 31, 2011, the Credit Agreement was amended to reduce the borrowing spread interest on loans, extend the maturity date to September 8, 2016, and revise certain defined terms.

Borrowings under the Facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either a (a) eurodollar rate (generally LIBOR) or (b) base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time, and (3) the eurodollar rate plus 1.00%. The applicable margin is a percentage per annum varying from 0.00% to 0.75% for base rate loans and 1.00% to 1.75% for eurodollar loans, based upon the Company’s leverage ratio. The Company also pays a commitment fee, based on the leverage ratio, payable quarterly in arrears, ranging from 0.225% to 0.300% on the average daily unused portion of the Facility. For purposes of this calculation, irrevocable standby letters of credit, issued primarily in conjunction with the Company’s self-insurance program, and cash borrowings are included as outstanding under the Facility.

The Credit Agreement contains certain leverage and liquidity covenants that require us to maintain a maximum leverage ratio of 3.25x at the end of each fiscal quarter, a minimum fixed charge coverage ratio of 1.50x at any time, and a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholder’s equity, beginning on November 30, 2010, each as further described in the Credit Agreement, as amended. The Company was in compliance with all covenants as of January 31, 2013.

If an event of default occurs under the Credit Agreement, including certain cross-defaults, insolvency, change in control, and violation of specific covenants, among others, the lenders can terminate or suspend the Company’s access to the Facility, declare all amounts outstanding under the Facility, including all accrued interest and unpaid fees, to be immediately due and payable, and may also require that the Company cash collateralize the outstanding standby letters of credit obligations.

The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swing line advances, the financing of capital expenditures, and other general corporate purposes, including acquisitions. As of January 31, 2013, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $423.0 million and $104.0 million, respectively. As of October 31, 2012, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $215.0 million and $105.0 million, respectively. At January 31, 2013 and October 31, 2012, the Company had up to $123.0 million and $330.0 million borrowing capacity, respectively, under the Facility, the availability of which is subject to and may be limited by compliance with the covenants described above.

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

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. The Company includes its own credit risk for liability financial instruments and counterparty credit risks for asset financial instruments when measuring the fair value of derivative financial instruments. For derivative instruments designated as cash flow hedges, the effective portion of the derivative’s mark-to-market gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Interest payable and receivable under the swap agreement is accrued and recorded as an adjustment to interest expense.

As of January 31, 2013 and October 31, 2012, the fair value of the interest rate swap were liabilities of $0.2 million, which were included in “Retirement plans and other” on the accompanying unaudited condensed consolidated balance sheets. The amounts included in AOCI were $0.2 million ($0.1 million, net of taxes) at January 31, 2013 and October 31, 2012. Unrealized net losses related to the interest rate swap contract that are expected to be reclassified from AOCI to earnings during the next 12 months were $0.2 million at January 31, 2013.

The following tables set forth the effect of the Company’s interest rate swap contract on the Financial Statements for the three months ended January 31, 2013 and 2012:

	Amount of loss recognized in AOCI on derivative (effective portion)
(in thousands)	2013	2012
Derivatives designated as cash flow hedging relationships
Interest rate swap	$4	$67

	Amount of loss reclassified from AOCI into income (effective portion)
(in thousands)	2013	2012
Location of loss reclassified from AOCI into income
Interest expense	$43	$39

9. BENEFIT PLANS

The components of net periodic benefit cost of the defined benefit and other post-retirement benefit plans for the three months ended January 31, 2013 and 2012 were as follows:

	Three Months Ended January 31,
(in thousands)	2013	2012
Defined Benefit Plans
Service cost	$—	$12
Interest	100	124
Expected return on assets	(103)	(122)
Amortization of actuarial loss	34	24

Net expense	$31	$38

Post-Retirement Benefit Plans
Service cost	$3	$3
Interest	51	62
Settlements	27	—
Amortization of actuarial loss	1	—

Net expense	$82	$65

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bonds

The Company uses letters of credit or surety bonds to secure certain commitments related to insurance programs and for other purposes. At January 31, 2013, these surety bonds and letters of credit totaled approximately $311.6 million and $104.2 million, respectively. Included in the total amount of surety bonds is $10.4 million of bonds with an effective date starting after January 31, 2013.

Legal Matters

The Company has been named a defendant in various proceedings arising in the ordinary course of business, including class actions and purported class actions. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. In accordance with FASB Accounting Standards Codification 450-20, Loss Contingencies, the Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred. At January 31, 2013, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $1.7 million.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $0.0 million and $97.7 million, including the possible $94.2 million impact of the Augustus case noted below. Factors underlying this estimated range of loss will change from time to time, and actual results may vary significantly from this estimate. Those matters for which the Company cannot reasonably estimate potential losses are not included within this estimated range and, therefore, this range does not represent the Company’s maximum potential loss exposure.

The Company is a defendant in a number of lawsuits, including but not limited to the following lawsuits related to alleged violations of federal and/or state wage-and-hour laws or allegations of sexual harassment, discrimination, or retaliation:

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

Augustus

The Augustus case is a certified class action involving allegations that the Company violated certain state laws relating to rest breaks. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, which sought damages in the amount of $103.1 million, and the Company filed a motion for decertification of the class. On July 6, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”) heard plaintiffs’ motion for damages on the rest break claim and the Company’s motion to decertify the class. On July 31, 2012, the Superior Court denied the Company’s motion and entered judgment in favor of plaintiffs in the amount of approximately $89.7 million. This amount did not include plaintiffs’ attorneys’ fees. The Company filed a notice of appeal on August 29, 2012. The plaintiffs filed three separate motions for attorneys’ fees. One motion sought attorneys’ fees from the common fund. The common fund refers to the approximately $89.7 million judgment entered in favor of the plaintiffs. The other two motions sought attorneys’ fees from the Company in an aggregate amount of approximately $12.4 million. On October 12, 2012, the Company filed oppositions to the two fee motions seeking attorney’s fees from the Company. On January 14, 2013, the Superior Court heard all three fee motions. It granted plaintiffs’ fee motion with respect to the common fund in full. The Superior Court denied one fee motion in its entirety and reduced the other fee motion that originally sought attorneys’ fees to approximately $4.5 million. This $4.5 million is included in the range of loss for all reasonably possible losses noted above. The Company strongly disagrees with the decisions of the Superior Court both with respect to the underlying case and with respect to the award of attorneys’ fees and costs. The Company firmly believes that it has complied with applicable law.

Bojorquez

The Company is a defendant in the Bojorquez case. Plaintiff brought suit for sexual harassment, retaliation, and failure to prevent harassment and discrimination. On May 17, 2012, a jury awarded the plaintiff approximately $0.8 million in damages. The Company filed a notice of intent to appeal on October 11, 2012. On October 17, 2012, plaintiff filed an application for attorneys’ fees and costs with the San Francisco Superior Court seeking approximately $4.8 million in fees and expenses, and the application is still pending. The Company filed its appellate brief on March 1, 2013.

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

Other

During October 2011, the Company began an internal investigation into matters relating to compliance with the U.S. Foreign Corrupt Practices Act and the Company’s internal policies in connection with services provided by a foreign entity affiliated with a former joint venture partner of The Linc Group, LLC (“Linc”). Such services commenced prior to the acquisition of Linc. As a result of the investigation, the Company caused Linc to terminate its association with the arrangement. In December 2011, the Company contacted the U.S. Department of Justice and the SEC to voluntarily disclose the results of its internal investigation to date, and it is cooperating with the government’s investigation. The Company cannot reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, the Company does not believe that these matters will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

11. INCOME TAXES

The quarterly provision for income taxes is calculated using an estimated annual effective income tax rate, adjusted for discrete items that occur during the reporting period. The effective tax rate on income from continuing operations for the three months ended January 31, 2013 and January 31, 2012 were 22.2% and 41.2%, respectively. The effective tax rate for the quarter ended January 31, 2013 decreased over the quarter ended January 31, 2012 primarily due to discrete tax benefits of $2.9 million related to a retroactive reinstatement of federal employment-based tax credits. Without the discrete items, our estimated annual effective tax rate for the year is expected to be 39.0%. At January 31, 2013, the Company had unrecognized tax benefits of $88.6 million, all of which, if recognized in the future, would affect its effective tax rate. Approximately $0.6 million of the Company’s unrecognized tax benefits have been recorded as a current liability. The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of January 31, 2013, the Company had accrued interest related to uncertain tax positions of $1.4 million.

The Company’s major tax jurisdiction is the United States. The U.S. federal income tax returns for ABM, OneSource Services Inc., and Linc entities that are taxable as corporations remain open for examination for the periods ending October 31, 2006 through October 31, 2012; March 31, 2000 through November 14, 2007; and December 31, 2009 through December 31, 2010, respectively. The Company does business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. In major state jurisdictions, the tax years 2008-2012 remain open and subject to examination by the appropriate tax authorities. The Company is currently being examined by the taxing authorities in the states of Illinois, Utah, New Jersey, and Florida and in the Commonwealth of Puerto Rico.

12. SEGMENT INFORMATION

Effective in the first quarter of 2013, we have six reportable segments: Janitorial, Facility Services, Parking, Security, Building & Energy Solutions, and Other. See Note 2, “Basis of Presentation,” for additional information regarding our new segment structure. Prior period segment results have been restated to conform to the new segment reporting structure.

Corporate expenses not allocated to segments, among other items, include:

•	certain CEO and other finance and human resource departmental costs;

•	certain information technology costs;

•	share-based compensation costs;

•	certain legal costs and settlements;

•	current actuarial developments of self-insurance reserves related to claims incurred in prior years; and

•	direct acquisition costs.

Financial information for each segment is summarized below:

	Three months ended January 31,
(in thousands)	2013	2012
Revenues:
Janitorial	$605,519	$594,340
Facility Services	156,447	144,605
Parking	151,237	153,450
Security	96,673	91,982
Building & Energy Solutions	87,982	89,168
Other	83,980	—
Corporate	285	240

	1,182,123	1,073,785

Operating profit:
Janitorial	29,074	30,508
Facility Services	6,141	6,087
Parking	4,823	4,750
Security	1,668	845
Building & Energy Solutions	796	1,290
Other	1,988	—
Corporate	(23,944)	(24,672)
Adjustment for income from unconsolidated affiliates, net included in Building & Energy Solutions	(1,240)	(1,012)

	19,306	17,796

Income from unconsolidated affiliates, net	1,195	3,132
Interest expense	(3,310)	(2,834)

Income from continuing operations before income taxes	$17,191	$18,094

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its consolidated subsidiaries (hereinafter collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes (“Financial Statements”) and the Annual Report on Form 10-K for the year ended October 31, 2012 (the “Annual Report”), which has been filed with the Securities and Exchange Commission (“SEC”). The following discussion and analysis of our financial condition and results of operations may contain forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may differ materially from those we currently anticipate. See “Forward-Looking Statements.” Unless otherwise noted, all information in the discussion and references to years are based on the Company’s fiscal year, which ends on October 31.

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

Strategy and Outlook

The Company’s strategy includes the expansion of its vertical market expertise in servicing the end-to-end needs of clients in certain industries. The Company expects to achieve its long-term growth opportunities through strategic acquisitions and through organic growth while maintaining desirable profit margins and keeping overall costs low. Additionally, the Company continues to assess the impact that the annual federal budget and U.S. Government policy and strategy changes will have on its government clients and its business.

In 2012, we further developed a platform to deliver an end-to-end service model to our clients. As a result, beginning in the first quarter of 2013, we realigned our operational structure to an onsite, mobile, and on-demand market-based structure. This realignment will continue through 2013 and should improve our long-term growth prospects and provide higher margin opportunities by giving us the ability to better deliver end-to-end services to clients located in urban, suburban, and rural areas.

On November 1, 2012, we acquired Air Serv Corporation (“Air Serv”), a provider of integrated facility solutions services for airlines and freight companies, and HHA Services, Inc. (“HHA”), a provider of housekeeping, laundry, patient assist, plant maintenance, and food services to hospitals, healthcare systems, long-term care facilities, and retirement communities. The purchase prices for the Air Serv and HHA acquisitions were $158.7 million and $34.3 million, respectively, and are subject to certain closing adjustments. The Air Serv and HHA acquisitions should allow the Company to significantly expand its vertical market expertise in servicing the end-to-end needs of airlines, airport authorities, and healthcare service markets.

2013 Changes in Reportable Segments

In periods prior to the first quarter of 2013, our reportable segments consisted of Janitorial, Parking, Security, and Facility Solutions. Effective in the first quarter of 2013, we revised our reportable segments to align them with the reorganization of our operational structure to an onsite, mobile, and on-demand market-based structure. Our onsite service line includes the Janitorial, Parking, and Security segments and a portion of our prior Facility Solutions segment. As a result, we have separated our previous Facility Solutions reportable segment into two new reportable segments, Facility Services and Building & Energy Solutions. The Building & Energy Solutions measurement of segment operating profit also includes the results of certain investments in unconsolidated affiliates that provide facility solutions primarily to the U.S. Government. Services provided by those affiliates complement services provided by our other business operations included in the Building & Energy Solutions segment. The Janitorial, Parking, and Security segments will continue to be separately reported. Air Serv will be reported in a new segment, Other. Prior period segment results have been restated to conform to the new segment reporting structure.

Our segments and their activities are as follows:

Segment	Activities
Janitorial

Provides a wide range of essential janitorial services for clients in a variety of facilities, including commercial office buildings, industrial buildings, retail stores, shopping centers, warehouses, airport terminals, health facilities, educational institutions, stadiums and arenas, and government buildings. These services include, among others: floor cleaning and finishing; window washing; furniture polishing; carpet cleaning and dusting; and other building cleaning services.

Facility Services

Provides onsite mechanical engineering and technical services and solutions for facilities and infrastructure systems for clients in a variety of facilities, including: schools; universities; shopping malls; museums; commercial infrastructure; airports and other transportation centers; data centers; high technology manufacturing facilities; corporate office buildings; and resorts.

Parking

Provides parking and transportation services and operates parking lots and garages for clients at many facilities, including office buildings, hotels, medical centers, retail centers, sports and entertainment arenas, educational institutions, municipalities, and airports.

Security

Provides security services for clients in a wide range of facilities, including Class “A” high rise, commercial, industrial, retail, medical, petro-chemical, and residential facilities. Security services include: staffing of security officers; mobile patrol services; investigative services; electronic monitoring of fire and life safety systems and access control devices; and security consulting services.

Building & Energy Solutions

Provides services related to preventative maintenance, retro-commissioning, mechanical retrofits and upgrades, electric vehicle charging stations, electrical service, systems start-ups, performance testing, and energy audits to a wide variety of clients in both the private and public sectors, including U.S. Government entities.

Additionally provides support to U.S. Government entities for specialty service solutions such as leadership development, education, and training, language support services, medical support services, and construction management.

Also included in the Building & Energy Solutions segment are the Company’s franchised operations under the Linc Network, TEGG, CurrentSAFE, and GreenHomes America brands and the recently acquired HHA and the assets and business of Calvert-Jones Company, Inc. (“Calvert-Jones”).

Other

Our recently acquired Air Serv business is included in our Other reportable segment. Air Serv provides integrated facility solutions services for airlines and freight companies at airports primarily in the United States. Services include passenger assistance, wheelchair operations, cabin cleaning, cargo handling, shuttle bus operations, access control, and janitorial services, among others.

Air Serv, headquartered in Atlanta, Georgia, provides integrated facility solutions services for airlines and freight companies at airports primarily in the United States. Air Serv operates in 44 airports in the United States and six in the United Kingdom. Clients include most domestic air carriers, such as Delta, United, American, US Airways, Jet Blue, and Southwest, as well as airport authorities in certain locations. As of January 31, 2013, Air Serv had approximately twelve thousand employees worldwide. Most of Air Serv’s revenues are derived under long-term contracts that average approximately three years in duration.

As a result of the acquisition, the Company expects to significantly expand its vertical market expertise in servicing the end-to-end needs of airlines and airport authorities. We anticipate that over the next 18 to 24 months, Air Serv could be integrated with the Company’s existing aviation services businesses, which includes airport and airline janitorial, parking, and engineering services, under one brand, thereby positioning it as the platform for the Company’s aviation vertical going forward.

Financial Overview

Revenues increased by $108.3 million or 10.1% during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. As a result of the acquisition of Air Serv, HHA, and Calvert-Jones on November 1, 2012 (collectively the “November Acquisitions”), the Company’s revenues increased by $100.4 million in the first quarter of 2013. During the first quarter of 2013, the Company also experienced growth totaling $27.7 million, or 3.3%, as compared to the first quarter of 2012, in the Janitorial, Facility Services, and Security segments as a result of new business and increases in scope of work from existing clients. This growth was partially offset by a decrease in revenues within the Building & Energy Solutions segment of $17.6 million during the three months ended January 31, 2013 as compared to the three months ended January 31, 2012, primarily as a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013.

Operating profit increased by $1.5 million, or 8.5%, during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. The November Acquisitions contributed $2.0 million to operating profit in the first quarter of 2013, which included $2.2 million in intangible assets amortization expense.

In addition to revenues and operating profit, the Company’s management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable; including receivables from U.S. Government contracts which generally have longer collection periods; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insured claims. The Company’s net cash used in operating activities was $11.5 million in the three months ended January 31, 2013 and was consistent with the Company’s expectations. Typically total operating cash flows in the Company’s first quarter are lower than in subsequent quarters in the Company’s fiscal year.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2013 Compared with the Three Months Ended January 31, 2012

Consolidated

	Three Months Ended January 31,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues	$1,182,123	$1,073,785	$108,338	10.1%
Expenses
Operating	1,067,879	966,420	101,459	10.5%
Gross margin as a % of revenues	9.7%	10.0%	(0.3)%
Selling, general and administrative	87,749	84,020	3,729	4.4%
As a % of revenues	7.4%	7.8%	(0.4)%
Amortization of intangible assets	7,189	5,549	1,640	29.6%

Total expenses	1,162,817	1,055,989	106,828	10.1%

Operating profit	19,306	17,796	1,510	8.5%
Income from unconsolidated affiliates, net	1,195	3,132	(1,937)	(61.8)%
Interest expense	(3,310)	(2,834)	476	16.8%

Income from continuing operations before income taxes	17,191	18,094	(903)	(5.0)%
Provision for income taxes	(3,809)	(7,454)	(3,645)	(48.9)%

Income from continuing operations	13,382	10,640	2,742	25.8%
Loss from discontinued operations, net of taxes	—	(10)	(10)	(100.0)%

Net income	$13,382	$10,630	$2,752	25.9%

Revenues

Revenues increased by $108.3 million or 10.1% during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. The increase was primarily attributed to revenues from the November Acquisitions, which contributed $100.4 million in the first quarter of 2013. The remaining increase in revenues was related to new business and increased scope of work within the Janitorial, Facility Services, and Security segments, which contributed $27.7 million in additional revenues in the first quarter of 2013. The increase in revenues was partially offset by the impact of lower sales in the Building & Energy Solutions segment by $17.6 million, primarily as a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013. Revenues in the three months ended January 31, 2012 included a $2.7 million reduction in sales allowance reserve as a result of sustained improvements in historical and expected credits on client receivables. The expected trend of credits on client receivables continues to be in line with the three months ended January 31, 2012.

Operating Expenses

Operating expenses increased by $101.5 million, or 10.5%, during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. The increase in operating expenses is primarily related to the November Acquisitions. As a percentage of revenues, gross margin decreased by 0.3%, to 9.7% in the three months ended January 31, 2013 from 10.0% in the three months ended January 31, 2012. The decline in gross margin percentage was primarily related to the $2.7 million reduction in the sales allowance reserve in the prior year quarter as a result of sustained improvements in historical and expected credits on client receivables.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.7 million, or 4.4%, during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. As a percentage of revenues, selling, general and administrative expenses decreased by 0.4%, to 7.4% in the three months ended January 31, 2013 from 7.8% in the three months ended January 31, 2012.

The increase in selling, general and administrative expenses was primarily related to:

•	a $4.2 million increase in selling, general and administrative expenses as a result of the November Acquisitions;

•	a $1.2 million increase in sales and marketing expense associated with new growth initiatives; and

•	a $1.2 million increase in restructuring costs associated with the realignment of our operational structure;

partially offset by:

•	a $1.7 million reduction in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•	$0.9 million of savings in IT costs as a result of the centralization of our IT datacenters in 2012; and

•	a $0.4 million reduction in costs associated with the Company’s rebranding initiative.

Amortization of Intangible Assets

Amortization of intangible assets increased by $1.6 million, or 29.6%, during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. The increase was primarily related to the amortization of acquired intangible assets associated with the November Acquisitions.

Income from Unconsolidated Affiliates, Net

Income from unconsolidated affiliates, net, decreased by $1.9 million or 61.8%, during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. The decrease was primarily related to the Company’s share of gain recognized in 2012 in connection with property sales completed by one of the Company’s investments in a low income housing partnership.

Interest Expense

Interest expense increased by $0.5 million, or 16.8%, during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. The increase was primarily related to an increase in average borrowings under the Company’s line of credit to fund the November Acquisitions. The average outstanding balances under the Company’s line of credit were $447.4 million and $312.1 million in the three months ended January 31, 2013 and 2012, respectively.

Provision for Income Taxes

The effective tax rate on income from continuing operations for the three months ended January 31, 2013 and 2012 was 22.2% and 41.2%, respectively. The effective tax rate for the three months ended January 31, 2013 decreased due to discrete tax benefits of $2.9 million related to a retroactive reinstatement of federal employment-based tax credits. Without the discrete items, our estimated annual effective tax rate for the year is expected to be 39.0%.

Segment Information

Segment revenues and operating profits for the three months ended January 31, 2013 and 2012 were as follows:

	Three Months Ended January 31,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues
Janitorial	$605,519	$594,340	$11,179	1.9%
Facility Services	156,447	144,605	11,842	8.2%
Parking	151,237	153,450	(2,213)	(1.4)%
Security	96,673	91,982	4,691	5.1%
Building & Energy Solutions	87,982	89,168	(1,186)	(1.3)%
Other	83,980	—	83,980	NM*
Corporate	285	240	45	18.8%

	$1,182,123	$1,073,785	$108,338	10.1%

Operating profit
Janitorial	$29,074	$30,508	$(1,434)	(4.7)%
Operating profit as a % of revenues	4.8%	5.1%	(0.3)%
Facility Services	6,141	6,087	54	0.9%
Operating profit as a % of revenues	3.9%	4.2%	(0.3)%
Parking	4,823	4,750	73	1.5%
Operating profit as a % of revenues	3.2%	3.1%	0.1%
Security	1,668	845	823	97.4%
Operating profit as a % of revenues	1.7%	0.9%	0.8%
Building & Energy Solutions	796	1,290	(494)	(38.3)%
Operating profit as a % of revenues	0.9%	1.4%	(0.5)%
Other	1,988	—	1,988	NM*
Operating profit as a % of revenues	2.4%	—	2.4%
Corporate	(23,944)	(24,672)	(728)	(3.0)%
Adjustment for income from unconsolidated affiliates, net included in Building & Energy Solutions	(1,240)	(1,012)	228	22.5%

	$19,306	$17,796	$1,510	8.5%

*	Not meaningful

Janitorial

	Three Months Ended January 31,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues	$605,519	$594,340	$11,179	1.9%
Operating profit	29,074	30,508	(1,434)	(4.7)%
Operating profit as a % of revenues	4.8%	5.1%	(0.3)%

Janitorial revenues increased by $11.2 million, or 1.9%, during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. The increase is primarily related to additional revenues from new business and the impact of additional tag work in the current year.

Operating profit decreased by $1.4 million, or 4.7%, during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. Operating profit margins decreased by 0.3%, to 4.8% in the three months ended January 31, 2013 from 5.1% in the three months ended January 31, 2012. The decrease in operating profit margins was primarily related to a reduction in the sales allowance reserve in the prior year quarter as a result of sustained improvements in historical and expected credits on client receivables. The expected trend of credits on client receivables continues to be in line with the three months ended January 31, 2012. The decrease in operating profit margin was partially offset by a reduction in legal expenses as a result of prior year settlements and lower amortization of intangible assets expense in the three months ended January 31, 2013.

Facility Services

	Three Months Ended January 31,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues	$156,447	$144,605	$11,842	8.2%
Operating profit	6,141	6,087	54	0.9%
Operating profit as a % of revenues	3.9%	4.2%	(0.3)%

Facility Services revenues increased by $11.8 million, or 8.2%, during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. The increase is primarily related to additional revenues from new business that exceeded contract losses, increases in the scope of work for existing clients, and the impact of additional tag work in the current year.

Operating profit increased by $0.1 million, or 0.9%, during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. Operating profit margins decreased by 0.3%, to 3.9% in the three months ended January 31, 2013 from 4.2% in the three months ended January 31, 2012. The decrease in operating profit margins was primarily related to a reduction in the sales allowance reserve in the prior year quarter as a result of sustained improvements in historical and expected credits on client receivables. The expected trend of credits on client receivables continues to be in line with the three months ended January 31, 2012.

Parking

	Three Months Ended January 31,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues	$151,237	$153,450	$(2,213)	(1.4)%
Operating profit	4,823	4,750	73	1.5%
Operating profit as a % of revenues	3.2%	3.1%	0.1%

The Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Parking revenues related solely to the reimbursement of expenses (referred to as “management reimbursement revenues”) totaled $75.9 million and $77.8 million for the three months ended January 31, 2013 and 2012, respectively.

Parking revenues decreased by $2.2 million or 1.4% during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. The decrease in revenues is due to lower management reimbursement revenues. Excluding the impact of these arrangements, revenues remained relatively flat during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012.

Operating profit remained consistent at $4.8 million during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012.

Security

	Three Months Ended January 31,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues	$96,673	$91,982	$4,691	5.1%
Operating profit	1,668	845	823	97.4%
Operating profit as a % of revenues	1.7%	0.9%	0.8%

Security revenues increased by $4.7 million, or 5.1%, during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. The increase was primarily related to additional revenues from new business that exceeded contract losses.

Operating profit increased by $0.8 million, or 97.4%, during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. Operating profit margins increased by 0.8%, to 1.7% in the three months ended January 31, 2013 from 0.9% in the three months ended January 31, 2012. The increase in operating profit was primarily related to a reduction in general and administrative expenses due to additional cost control measures.

Building & Energy Solutions

	Three Months Ended January 31,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues	$87,982	$89,168	$(1,186)	(1.3)%
Operating profit	796	1,290	(494)	(38.3)%
Operating profit as a % of revenues	0.9%	1.4%	(0.5)%

Building & Energy Solutions revenues decreased by $1.2 million, or 1.3%, during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. Revenues in the three months ended January 31, 2013, included the impact of $16.4 million in revenues contributed from the HHA and Calvert-Jones acquisitions on November 1, 2012. Excluding the impact of the acquired businesses, revenues decreased by $17.6 million, or 19.7%, primarily as a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013.

Operating profit decreased by $0.5 million, or 38.3%, during the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. Operating profit margins decreased by 0.5%, to 0.9%, in the three months ended January 31, 2013 from 1.4% in the three months ended January 31, 2012. The decrease in operating profit margins was primarily due to lower revenues as a result of the comparative mix and timing of certain completed U.S. Government contracts during 2012 and 2013. This decrease was partially offset by lower selling, general and administrative expenses due to additional cost control measures.

Other

	Three Months Ended January 31,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues	$83,980	$—	$83,980	NM*
Operating profit	1,988	—	1,988	NM*
Operating profit as a % of revenues	2.4%	—	2.4%

*	Not meaningful

Revenues and operating profit in our Other segment increased by $84.0 million, and $2.0 million, respectively, during the three months ended January 31, 2013, as a result of the November 1, 2012 acquisition of Air Serv. The operating profit for the three months ended January 31, 2013, includes amortization expense of $1.6 million and depreciation expense of $1.8 million relating to the acquisition of Air Serv.

The final consideration and purchase price allocation for Air Serv are subject to, among other items: an additional working capital adjustment; further analysis of tax accounts and insurance balances; final valuation of identifiable intangible assets, plant and equipment, and capital leases. The preliminary fair value assigned to customer relationships was $42.0 million, which will be amortized using the sum-of-the-years’-digits method over a weighted average life of 15 years. The fair value assigned to trademarks and a non-compete agreement was $2.5 million and will be amortized on a straight-line basis over 2-3 years. Annual amortization expense for customer relationships, trademarks, and the non-compete agreement in 2013 is estimated at approximately $6.5 million.

Corporate

	Three Months Ended January 31,
($ in thousands)	2013	2012	Increase / (Decrease)
Corporate expenses	$(23,944)	$(24,672)	$(728)	(3.0)%

Corporate expenses decreased by $0.7 million, or 3.0%, in the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. The decrease in corporate expenses was primarily related to:

•	a $1.7 million reduction in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•	$0.9 million of savings in IT costs as a result of the centralization of our IT datacenters in 2012; and

•	a $0.4 million reduction in costs associated with the Company’s rebranding initiative;

partially offset by:

•	a $1.2 million increase in sales and marketing expense associated with new growth initiatives; and

•	a $1.2 million increase in restructuring costs associated with the realignment of our operational structure.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs could include, among other items, commitments for operating leases, payroll payments, insurance claim payments, interest payments, legal settlements, and pension funding obligations. The Company’s investing and financing spending could include payments for acquired businesses, capital expenditures, commitments for capital leases, share repurchases, dividends, and payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its line of credit, and access to capital markets are sufficient to fund its operating, investing, and financing requirements for the next twelve months. However, there can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized, or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

As of January 31, 2013, the total outstanding amounts under the Company’s line of credit in the form of cash borrowings and standby letters of credit were $423.0 million and $104.0 million, respectively. As of January 31, 2013, the Company had up to $123.0 million borrowing capacity under the line of credit. The Company, at its option, may increase the size of its $650.0 million line of credit to $850.0 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). The Company’s ability to draw down available amounts under the line of credit is subject to and may be limited by compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under the line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of January 31, 2013, the Company was in compliance with all financial covenants and expects to be in compliance in the foreseeable future.

On a continuing basis, we consider various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures, the payment of dividends, and share repurchases. These transactions may result in future cash proceeds or payments.

The table below summarizes our cash and cash equivalents activity:

(in thousands)	January 31, 2013	October 31, 2012	Increase / (Decrease)
Cash and cash equivalents	$36,426	$43,459	$(7,033)
Working capital	361,324	293,517	67,807

	Three Months Ended January 31,
(in thousands)	2013	2012	Increase / (Decrease)
Net cash (used in) provided by operating activities	$(11,487)	$11,991	$(23,478)
Net cash used in investing activities	(191,824)	(11,244)	180,580
Net cash provided by (used in) financing activities	196,278	(9,564)	205,842

Working Capital

Working capital at January 31, 2013 was $67.8 million higher as compared to October 31, 2012. The increase in working capital was primarily driven by an increase in the accounts receivable balance as a result of the November Acquisitions, partially offset by the timing of payments made for income taxes.

Cash Flows

Operating Activities

Net cash used in operating activities decreased by $23.5 million in the three months ended January 31, 2013 as compared to the three months ended January 31, 2012. The decrease was primarily related to the timing of payments made for vendor invoices and other accrued liabilities.

Investing Activities

Net cash used in investing activities increased by $180.6 million in the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. The increase was primarily related to $187.8 million cash paid, net of cash acquired, for the November Acquisitions on November 1, 2012, partially offset by a $7.8 million decrease in fixed asset additions.

Financing Activities

Net cash provided by financing activities increased by $205.8 million in the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. The increase was related to a $215.0 million increase in net cash borrowings primarily due to the financing of the November Acquisitions on November 1, 2012. This increase was partially offset by the acceleration of an $8.2 million dividend payment in the first quarter of 2013.

Contingencies

The Company is subject to legal proceedings, settlements, class actions, and purported class actions arising from the ordinary course of business, generally including employment-based claims and customer contract claims. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of a potential loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. At January 31, 2013, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $1.7 million.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $0.0 million and $97.7 million, including $94.2 million related to the “Augustus case.” Factors underlying this estimated range of loss will change from time to time, and actual results may vary significantly from this estimate. Those matters for which the Company cannot reasonably estimate potential losses are not included within this estimated range and, therefore, this range does not represent the Company’s maximum potential loss exposure.

For additional information about the Company’s contingencies, see Note 10, “Commitments and Contingencies,” in the notes to the Financial Statements.

Critical Accounting Policies and Estimates

The Company’s accompanying Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. There have been no significant changes to the Company’s critical accounting policies and estimates. For a description of the Company’s critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 2, “Basis of Presentation — Recent Accounting Pronouncements,” in the notes to the Financial Statements.

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

Interest Rate Risk

Line of Credit

The Company’s exposure to interest rate risk primarily relates to its variable rate borrowings under the $650.0 million five-year syndicated line of credit that expires in September 2016. At January 31, 2013, the Company had $423.0 million of outstanding LIBOR-and IBOR-based borrowings under its line of credit. The Company anticipates borrowing similar amounts for periods of one day to three months. A hypothetical 1.0% increase in interest rates would have added additional interest expense of $1.1 million on the average outstanding borrowings under the Company’s line of credit, net of the interest rate swap agreements, in the three months ended January 31, 2013.

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

As of January 31, 2013, the fair value of the interest rate swap was a $0.2 million liability, which was included in “Retirement plans and other” on the accompanying unaudited condensed consolidated balance sheets. The effective portion of this cash flow hedge is recorded within accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings. The amount included in accumulated other comprehensive loss is $0.2 million ($0.1 million, net of taxes) at January 31, 2013.

Investment in Auction Rate Securities

At January 31, 2013, the Company held investments in auction rate securities from four different issuers having an aggregate original principal amount of $20.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). Auctions for these securities have not occurred since August 2007. A hypothetical 1.0% increase in interest rates during the three months ended January 31, 2013 would have added approximately $0.1 million of additional interest income.

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

b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the controls associated with the recently acquired Air Serv acquisition. Integration activities, including an assessment of the effectiveness of internal controls over financial reporting and related remediation, are expected to be conducted over the course of the Company’s fiscal year 2013 assessment cycle.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A discussion of material developments in the Company’s litigation occurring in the period covered by this report can be found in Note 10, “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2012, in response to Item 1A. “Risk Factors,” to Part I of the Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit	Exhibit Description
No.
31.1 ‡	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 ‡	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 †	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

‡	Indicates filed herewith
†	Indicates furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2013	/s/ James S. Lusk
James S. Lusk
Executive Vice President Chief Financial Officer

March 7, 2013	/s/ Dean A. Chin
Dean A. Chin
Senior Vice President Controller and Chief Accounting Officer