Form 10-Q
period 2013-04-30
ABM INDUSTRIES INC /DE/
filed 2013-06-05
CIK 771497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2013
Common Stock, $0.01 par value per share	54,737,547 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, and in particular statements found in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not statements of historical fact constitute forward-looking statements. These statements give current expectations or forecasts of future events and are often identified by the words “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” “seek,” or other words and terms of similar meaning in connection with discussions of future strategy and operating or financial performance. Such statements reflect the current views of ABM Industries Incorporated (“ABM”), and its subsidiaries (collectively, the “Company”), with respect to future events and are based on assumptions and estimates which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. These factors include but are not limited to the following:

•	risks relating to our acquisition strategy may adversely impact our results of operations;

•	our strategy of moving to an integrated facility solutions provider platform, which focuses on vertical market strategy, may not generate the growth in revenues or profitability that we expect;

•	we are subject to intense competition that can constrain our ability to gain business, as well as our profitability;

•	increases in costs that we cannot pass on to clients could affect our profitability;

•	we have high deductibles for certain insurable risks, and therefore we are subject to volatility associated with those risks;

•	we primarily provide our services pursuant to agreements that are cancelable by either party upon 30 to 90 days’ notice;

•	our success depends on our ability to preserve our long-term relationships with clients;

•	we are at risk of losses and adverse publicity stemming from any accident or other incident involving our airport operations;

•	our international business exposes us to additional risks;

•

we conduct some of our operations through joint ventures, and our ability to do business may be affected by the failure of our joint venture partners to perform their obligations or the improper conduct of joint venture employees, partners, or agents;

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

•	negative or unexpected tax consequences could adversely affect our results of operations;

•	we are subject to business continuity risks associated with centralization of certain administrative functions;

•	a decline in commercial office building occupancy and rental rates could affect our revenues and profitability;

•	deterioration in economic conditions in general could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition;

•	a variety of factors could adversely affect the results of operations of our building and energy solutions business;

•	financial difficulties or bankruptcy of one or more of our major clients could adversely affect our results;

•	our ability to operate and pay our debt obligations depends upon our access to cash;

•	future declines in the fair value of our investments in auction rate securities could negatively impact our earnings;

•	uncertainty in the credit markets may negatively impact our costs of borrowing, our ability to collect receivables on a timely basis, and our cash flow;

•	we incur accounting and other control costs that reduce profitability;

•	sequestration under the Budget Control Act of 2011 or alternative measures that may be adopted in lieu of sequestration may negatively impact our business;

•	any future increase in our level of debt or in interest rates could affect our results of operations;

•	an impairment charge could have a material adverse effect on our financial condition and results of operations;

•	we are defendants in class and representative actions and other lawsuits alleging various claims that could cause us to incur substantial liabilities;

•	federal health care reform legislation may adversely affect our business and results of operations;

•	changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations, and financial results;

•	labor disputes could lead to loss of revenues or expense variations;

•	we participate in multiemployer pension plans which, under certain circumstances, could result in material liabilities being incurred; and

•	natural disasters or acts of terrorism could disrupt services.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	April 30, 2013	October 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$37,906	$43,459
Trade accounts receivable, net of allowances of $10,890 and $11,125 at April 30, 2013 and October 31, 2012, respectively	638,355	561,317
Notes receivable and other	38,058	43,960
Prepaid expenses	57,597	46,672
Prepaid income taxes	1,270	385
Deferred income taxes, net	38,520	43,671
Insurance recoverables	9,870	9,870

Total current assets	821,576	749,334

Insurance deposits	28,478	31,720
Other investments and long-term receivables	3,910	5,666
Investments in unconsolidated affiliates, net	15,582	14,863
Investments in auction rate securities	12,994	17,780
Property, plant and equipment, net of accumulated depreciation of $123,574 and $107,771 at April 30, 2013 and October 31, 2012, respectively	70,396	59,909
Other intangible assets, net of accumulated amortization of $115,041 and $100,180 at April 30, 2013 and October 31, 2012, respectively	156,488	109,138
Goodwill	863,246	751,610
Noncurrent deferred income taxes, net	10,035	17,610
Noncurrent insurance recoverables	54,691	54,630
Other assets	38,994	38,898

Total assets	$2,076,390	$1,851,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$132,423	$130,410
Accrued liabilities
Compensation	129,510	121,855
Taxes—other than income	26,312	19,437
Insurance claims	82,848	80,192
Other	98,930	95,473
Income taxes payable	6,434	8,450

Total current liabilities	476,457	455,817

Noncurrent income taxes payable	31,286	27,773
Line of credit	384,000	215,000
Retirement plans and other	42,027	38,558
Noncurrent insurance claims	267,887	263,612

Total liabilities	1,201,657	1,000,760

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,712,177 and 54,393,907 shares issued and outstanding at April 30, 2013 and October 31, 2012, respectively	547	544
Additional paid-in capital	243,301	234,636
Accumulated other comprehensive loss, net of taxes	(2,435)	(2,154)
Retained earnings	633,320	617,372

Total stockholders’ equity	874,733	850,398

Total liabilities and stockholders’ equity	$2,076,390	$1,851,158

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Revenues	$1,173,617	$1,057,244	$2,355,740	$2,131,029
Expenses
Operating	1,048,213	947,916	2,116,092	1,914,336
Selling, general and administrative	84,482	85,164	172,231	169,184
Amortization of intangible assets	7,305	5,301	14,494	10,850

Total expenses	1,140,000	1,038,381	2,302,817	2,094,370

Operating profit	33,617	18,863	52,923	36,659
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	(313)	—	(313)
Income from unconsolidated affiliates, net	1,133	1,501	2,328	4,633
Interest expense	(3,033)	(2,441)	(6,343)	(5,275)

Income from continuing operations before income taxes	31,717	17,610	48,908	35,704
Provision for income taxes	(12,443)	(5,863)	(16,252)	(13,317)

Income from continuing operations	19,274	11,747	32,656	22,387
Loss from discontinued operations, net of taxes	—	(35)	—	(45)

Net income	$19,274	$11,712	$32,656	$22,342

Net income per common share—Basic
Income from continuing operations	$0.35	$0.22	$0.60	$0.42
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.35	$0.22	$0.60	$0.42

Net income per common share—Diluted
Income from continuing operations	$0.35	$0.21	$0.59	$0.41
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.35	$0.21	$0.59	$0.41

Weighted-average common and common equivalent shares outstanding
Basic	54,705	53,944	54,615	53,721
Diluted	55,804	54,963	55,650	54,728
Dividends declared per common share	$0.150	$0.145	$0.300	$0.290

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2013	2012	2013	2012
Net income	$19,274	$11,712	$32,656	$22,342
Other comprehensive income:
Unrealized gains (losses) on auction rate securities:
Unrealized gains (losses) on auction rate securities	162	(153)	214	2,324
Reclassification adjustment for credit losses recognized in earnings	—	313	—	313

Net unrealized gains on auction rate securities	162	160	214	2,637
Unrealized (losses) gains on interest rate swaps:
Unrealized losses arising during the period	(545)	(1)	(549)	(68)
Reclassification adjustment for loss included in interest expense	100	40	143	79

Net unrealized (losses) gains on interest rate swaps	(445)	39	(406)	11
Foreign currency translation	(131)	171	(247)	69
Defined and post-retirement benefit plans adjustments:
Reclassification adjustment for amortization of actuarial losses	35	24	70	49
Reclassification adjustment for settlement losses	37	—	64	—

Net defined and post-retirement benefit plans adjustments	72	24	134	49

Other comprehensive (loss) income, before tax	(342)	394	(305)	2,766
Income tax benefit (expense) related to other comprehensive income	87	(92)	24	(1,105)

Comprehensive income	$19,019	$12,014	$32,375	$24,003

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended April 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$32,656	$22,342
Loss from discontinued operations, net of taxes	—	45

Income from continuing operations	32,656	22,387
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	31,650	25,803
Deferred income taxes	1,749	(1,253)
Share-based compensation expense	6,286	5,436
Provision for bad debt	1,909	1,548
Discount accretion on insurance claims	252	360
Auction rate security credit loss impairment	—	313
Gain on sale of assets	(67)	(1,229)
Income from unconsolidated affiliates, net	(2,328)	(4,633)
Distributions from unconsolidated affiliates	1,688	4,311
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(21,993)	(13,405)
Prepaid expenses and other current assets	2,594	(6,338)
Insurance recoverables	(61)	(85)
Other assets and long-term receivables	4,963	7,652
Income taxes payable	612	9,604
Retirement plans and other non-current liabilities	(2,950)	(313)
Insurance claims	(2,472)	6,987
Trade accounts payable and other accrued liabilities	(16,662)	(2,766)

Total adjustments	5,170	31,992

Net cash provided by continuing operating activities	37,826	54,379
Net cash provided by discontinued operating activities	—	1,143

Net cash provided by operating activities	37,826	55,522

Cash flows from investing activities:
Additions to property, plant and equipment	(10,392)	(16,875)
Proceeds from sale of assets and other	476	1,793
Purchase of businesses, net of cash acquired	(191,987)	—
Investments in unconsolidated affiliates	(3)	—
Proceeds from redemption of auction rate security	5,000	—

Net cash used in investing activities	(196,906)	(15,082)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	2,047	8,097
Dividends paid	(16,054)	(15,579)
Deferred financing costs paid	—	(14)
Borrowings from line of credit	595,000	404,000
Repayment of borrowings from line of credit	(426,000)	(438,000)
Changes in book cash overdrafts	451	—
Other	(1,917)	—

Net cash provided by (used in) financing activities	153,527	(41,496)

Net decrease in cash and cash equivalents	(5,553)	(1,056)
Cash and cash equivalents at beginning of year	43,459	26,467

Cash and cash equivalents at end of period	$37,906	$25,411

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(continued from previous page)

	Six Months Ended April 30,
(in thousands)	2013	2012
Supplemental Data:
Cash paid for income taxes, net of refunds received	$12,734	$5,236
Tax effect from exercise of options	54	—
Cash received from exercise of options	1,993	8,094
Interest paid on line of credit	3,785	2,915

See accompanying notes to unaudited consolidated financial statements.

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

In the opinion of management, our unaudited consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments considered necessary by management to fairly state the financial position, results of operations, and cash flows for the interim periods presented. Interim results of operations are not necessarily indicative of the results for the full year.

The accounting policies applied in the accompanying Financial Statements are the same as those applied in the Company’s audited consolidated financial statements as of and for the year ended October 31, 2012, contained in the Company’s 2012 Annual Report on Form 10-K, unless indicated otherwise.

Certain amounts in the prior year consolidated balance sheet have been reclassified to conform to the current year presentation.

2013 Changes in Reportable Segments

In periods prior to the first quarter of 2013, our reportable segments consisted of Janitorial, Parking, Security, and Facility Solutions. Effective in the first quarter of 2013, we revised our reportable segments to align them with the reorganization of our operational structure to an onsite, mobile, and on-demand market-based structure. Our Onsite Services include the Janitorial, Parking, and Security reportable segments and a portion of our prior Facility Solutions segment. As a result, we have separated our previous Facility Solutions reportable segment into two new reportable segments, Facility Services and Building & Energy Solutions. The Building & Energy Solutions measurement of segment operating profit also includes the results of certain investments in unconsolidated affiliates that provide facility solutions primarily to the U.S. Government. Services provided by those affiliates complement services provided by our other business operations included in the Building & Energy Solutions segment. Air Serv Corporation (“Air Serv”), which was acquired on November 1, 2012, is reported in a new segment, Other. Refer to Note 4, “Acquisitions,” for further details on this acquisition.

Our segments and their activities are as follows:

Segment	Activities
Janitorial

Provides a wide range of essential janitorial services for clients in a variety of facilities, including commercial office buildings, industrial buildings, retail stores, shopping centers, warehouses, airport terminals, health facilities, educational institutions, stadiums and arenas, and government buildings. These services include, among others: floor cleaning and finishing; window washing; furniture polishing; and carpet cleaning and dusting.

Facility Services

Provides onsite mechanical engineering and technical services and solutions for facilities and infrastructure systems for clients in a variety of facilities, including: schools, universities, shopping malls, museums, commercial infrastructure, airports and other transportation centers, data centers, high technology manufacturing facilities, corporate office buildings, and resorts.

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

This segment also provides support to U.S. Government entities for specialty service solutions such as leadership development, education and training, language support services, medical support services, and construction management.

The Building & Energy Solutions segment also includes the Company’s franchised operations under the Linc Network, TEGG, CurrentSAFE, and GreenHomes America brands, the recently acquired HHA Services, Inc. (“HHA”), and the assets and business of Calvert-Jones Company, Inc. (“Calvert-Jones”).

Other

Air Serv provides integrated facility solutions services for airlines and freight companies at airports primarily in the United States. Services include passenger assistance, wheelchair operations, cabin cleaning, cargo handling, shuttle bus operations, access control, and janitorial services, among others.

Parking Revenue Presentation

The Company’s Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Parking revenues related solely to the reimbursement of expenses totaled $76.2 million and $76.3 million for the three months ended April 30, 2013 and 2012, respectively, and $152.1 million and $154.1 million for the six months ended April 30, 2013 and 2012, respectively.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is net income divided by the weighted-average number of shares outstanding during the period. Diluted net income per common share is based on the weighted-average number of shares outstanding during the period, adjusted to include the assumed conversion of certain restricted stock units (“RSUs”), vesting of performance shares, and exercise of stock options. The calculations of basic and diluted net income per common share are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Income from continuing operations	$19,274	$11,747	$32,656	$22,387
Loss from discontinued operations, net of taxes	—	(35)	—	(45)

Net income	$19,274	$11,712	$32,656	$22,342

Weighted-average common and common equivalent shares outstanding—Basic	54,705	53,944	54,615	53,721
Effect of dilutive securities:
RSUs	448	358	435	369
Performance shares	353	259	353	280
Stock options	298	402	247	358

Weighted-average common and common equivalent shares outstanding—Diluted	55,804	54,963	55,650	54,728

Net income per common share
Basic	$0.35	$0.22	$0.60	$0.42
Diluted	$0.35	$0.21	$0.59	$0.41

The diluted net income per common share excludes certain stock options, RSUs, and performance shares, since the effect of including these awards would have been anti-dilutive as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2013	2012	2013	2012
Stock options	711	825	1,091	1,092
RSUs	26	21	26	63
Performance shares	—	—	37	—

4. ACQUISITIONS

Air Serv Acquisition

On November 1, 2012, the Company acquired all of the outstanding stock of Air Serv, for an aggregate purchase price of $162.9 million in cash, including a $4.1 million working capital adjustment paid in the second quarter of 2013 (the “Air Serv Acquisition”). Approximately $11.9 million of the cash consideration was placed in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the purchase agreement. The final purchase price allocation is subject to, among other items, further analysis of tax accounts, insurance balances, plant and equipment, and capital leases.

Air Serv provides integrated facility solutions services for airlines and freight companies at airports primarily in the United States. The operations of Air Serv are included in the Other segment as of November 1, 2012, the acquisition date. Included in the Company’s consolidated statements of income were revenues of $79.8 million and operating profit of $2.9 million for the three months ended April 30, 2013, and revenues of $163.7 million and operating profit of $4.9 million for the six months ended April 30, 2013.

HHA Acquisition

On November 1, 2012, the Company acquired all of the outstanding stock of HHA, for an aggregate purchase price of $33.7 million in cash, including a $0.6 million working capital adjustment received in the third quarter of 2013 (the “HHA Acquisition”). Approximately $2.0 million of the cash consideration was placed in an escrow account to satisfy any applicable indemnification claims and working capital shortfalls of which $0.6 million was released in the third quarter of 2013 in connection with the working capital adjustment.

HHA provides facility solutions, including housekeeping, laundry, patient assist, plant maintenance, and food services, to hospitals, healthcare systems, long-term care facilities, and retirement communities. The operations of HHA are included in the Building & Energy Solutions segment as of November 1, 2012, the acquisition date. Included in the Company’s consolidated statements of income were revenues of $13.1 million and operating profit of $0.4 million for the three months ended April 30, 2013, and revenues of $25.9 million and operating profit of $0.3 million for the six months ended April 30, 2013.

Calvert-Jones Acquisition

On November 1, 2012, the Company acquired substantially all of the assets and assumed certain liabilities of Calvert-Jones for a cash purchase price of $6.3 million, which is subject to an additional working capital adjustment (the “Calvert-Jones Acquisition”). Approximately $0.7 million of the cash consideration was placed in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the purchase agreement.

Calvert-Jones provides mechanical and energy efficient products and solutions in the Washington, D.C. area. The operations of Calvert-Jones are included in the Building & Energy Solutions segment as of November 1, 2012, the acquisition date. Included in the Company’s consolidated statements of income were revenues of $4.8 million and operating loss of $0.2 million for the three months ended April 30, 2013, and revenues of $8.4 million and operating loss of $0.1 million for the six months ended April 30, 2013.

Preliminary Allocation of Consideration Transferred to Acquire Air Serv, HHA, and Calvert-Jones

The following table summarizes the preliminary allocation of consideration transferred to acquire Air Serv, HHA, and Calvert-Jones and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

(in thousands)	Air Serv	HHA	Calvert-Jones
Purchase price:

Total cash consideration	$162,881	$33,680	$6,250

Allocated to:
Cash and cash equivalents	$10,686	$832	$—
Trade accounts receivable	52,552	3,161	1,241
Prepaid expenses and other	5,559	942	441
Property, plant and equipment	17,488	123	49
Other intangible assets	44,612	15,000	2,600
Goodwill	83,585	23,728	4,284
Other assets	27	468	—
Trade accounts payable	(4,609)	(667)	(1,200)
Accrued liabilities	(26,019)	(4,452)	(861)
Insurance claims	(9,151)	—	—
Net deferred income tax liabilities	(5,563)	(5,438)	—
Other	(6,286)	(17)	(304)

Net assets acquired	$162,881	$33,680	$6,250

The amount allocated to goodwill for Air Serv and HHA is reflective of the Company’s identification of buyer-specific synergies that the Company anticipates will be realized by, among other things, reducing duplicative positions and back office functions and by reducing professional fees and other services. Goodwill is also attributable to the expected long-term business growth through the Company’s expansion of its vertical market expertise in servicing the end-to-end needs of airlines, airport authorities, and healthcare service markets. None of the goodwill associated with the acquisitions of Air Serv and HHA will be amortizable for income tax purposes as the Company acquired all of the outstanding stock of these companies.

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

The preliminary estimated fair value of trade accounts receivable acquired in the Air Serv acquisition reflects gross contractual amounts of $53.0 million, of which $0.4 million is expected to be uncollectable. The preliminary estimated fair value of trade accounts receivable acquired in the HHA and Calvert-Jones acquisitions approximates the contractual amounts.

We have incurred combined acquisition-related costs of $1.1 million, of which $0.3 million have been incurred in the six months ended April 30, 2013. These expenses are included in selling, general and administrative expenses in the unaudited consolidated statements of income.

Assuming these acquisitions were made at November 1, 2011, the consolidated pro forma results would not be materially different from reported results.

TEGG and CurrentSAFE Acquisition

On May 1, 2012, we acquired substantially all of the assets and assumed certain liabilities of TEGG Corporation (“TEGG”) and CurrentSAFE Corporation (“CurrentSAFE”) and also acquired certain software technology from TEGG’s shareholder, for an aggregate purchase price of $5.5 million in cash, net of cash acquired. The purchase price reflects a $0.1 million working capital adjustment received in the fourth quarter of 2012. Approximately $0.5 million of the cash consideration was placed in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the purchase agreement. The assets acquired represent the franchise operations of TEGG and CurrentSAFE, and through this acquisition the Company expanded its electrical services to include electrical preventive and predictive maintenance solutions. The acquired net assets and results from operations have been included in the Company’s Building & Energy Solutions segment since May 1, 2012, the acquisition date. Assuming this acquisition was made at November 1, 2011, the consolidated pro forma results would not be materially different from reported results.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the fair value hierarchy, carrying amounts, and fair values of the Company’s financial instruments measured on a recurring basis and other select significant financial instruments as of April 30, 2013 and October 31, 2012:

		April 30, 2013		October 31, 2012
(in thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan (1)	1	$5,122	$5,122	$5,029	$5,029
Investments in auction rate securities (2)	3	12,994	12,994	17,780	17,780

		18,116	18,116	22,809	22,809

Other select financial asset
Cash and cash equivalents (3)	1	37,906	37,906	43,459	43,459

Total		$56,022	$56,022	$66,268	$66,268

Financial liability measured at fair value on a recurring basis
Interest rate swaps (4)	2	$620	$620	$214	$214

Other select financial liability
Line of credit (5)	2	384,000	384,000	215,000	215,000

Total		$384,620	$384,620	$215,214	$215,214

(1)

Represents investments held in a Rabbi Trust associated with our OneSource Deferred Compensation Plan, which we include in “Other assets” on the accompanying unaudited consolidated balance sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices.

(2)

For investments in auction rate securities, the fair values were based on discounted cash flow valuation models, primarily utilizing unobservable inputs. See Note 6, “Auction Rate Securities,” for the roll-forwards of assets measured at fair value using significant unobservable Level 3 inputs and the sensitivity analysis of significant inputs.

(3)	Cash and cash equivalents are stated at nominal value, which equals fair value.
(4)

Includes derivatives designated as hedging instruments. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. See Note 8, “Line of Credit,” for more information.

(5)

Represents outstanding borrowings under the Company’s $650.0 million five-year syndicated line of credit. Due to variable interest rates, the carrying value of outstanding borrowings under the Company’s line of credit approximates its fair value. See Note 8, “Line of Credit,” for more information.

The Company’s non-financial assets, which include goodwill and long lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, the Company would evaluate the non-financial assets for impairment. If an impairment were to occur, the asset or liability would be recorded at the estimated fair value.

During the six months ended April 30, 2013, the Company had no transfers of assets or liabilities between any of the above hierarchy levels.

6. AUCTION RATE SECURITIES

At October 31, 2012, the Company held investments in auction rate securities from four different issuers having an original principal amount of $5.0 million each (aggregating $20.0 million). During the second quarter of 2013, one of the auction rate securities was redeemed by the issuer at its par value of $5.0 million. No gain or loss was recognized upon its redemption. These auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007.

At April 30, 2013 and October 31, 2012, the estimated fair values of these securities, in total, were approximately $13.0 million and $17.8 million, respectively.

As of April 30, 2013, none of the Company’s auction rate securities were in an unrealized loss position. As of October 31, 2012, two of the Company’s auction rate securities, with an aggregate fair value of $7.8 million, were in a continuous unrealized loss position for less than twelve months and the remaining two auction rate securities, with an aggregate fair value of $10.0 million, were not in an unrealized loss position.

The following table presents the significant assumptions used to determine the fair values of the Company’s auction rate securities at April 30, 2013 and October 31, 2012:

Assumption	April 30, 2013	October 31, 2012
Discount rates	L + 0.44% - L + 3.43%	L + 1.37% - L + 6.86%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00% - L + 3.50%
Average expected lives	4 - 10 years	4 - 10 years

L - One Month LIBOR

The fair values of our auction rate securities are affected most significantly by the changes in the average expected lives of the securities, but are also impacted by the specific discount rate used to adjust the outcomes to their present values. If the average expected lives of the securities increase or decrease, the fair values of the securities will decrease or increase accordingly, in amounts that will vary based on the timing of the projected cash flows and the specific discount rate used to calculate the present value of the expected cash flows.

The following tables present the changes in the cost basis and fair values of the Company’s auction rate securities as of April 30, 2013 and October 31, 2012:

(in thousands)	Cost Basis	Fair Value (Level 3)
Balance at November 1, 2012	$17,994	$17,780
Unrealized gains included in accumulated other comprehensive loss	—	214
Redemption of security by issuer	(5,000)	(5,000)

Balance at April 30, 2013	$12,994	$12,994

(in thousands)	Cost Basis	Fair Value (Level 3)
Balance at November 1, 2011	$18,307	$15,670
Unrealized gains included in accumulated other comprehensive loss	—	2,110
Other-than-temporary credit loss recognized in earnings	(313)	—

Balance at October 31, 2012	$17,994	$17,780

At April 30, 2013, there were no unrealized gains or losses recorded in accumulated other comprehensive loss. At October 31, 2012, unrealized losses of $0.2 million ($0.1 million net of taxes) were recorded in accumulated other comprehensive loss.

7. INSURANCE

The Company uses a combination of insurance and self-insurance programs to cover workers’ compensation, general liability, property damage, and other insurable risks. For the majority of these insurance programs, the Company retains the initial $1.0 million of exposure on a per-claim basis either through deductibles or self-insurance retentions. Beyond the retained exposures, the Company has varying primary policy limits between $1.0 million and $5.0 million per occurrence. As of April 30, 2013, to cover general liability losses above these limits, the Company maintained commercial insurance umbrella policies that provide $200.0 million of coverage. Workers’ compensation liability losses have unlimited coverage due to statutory regulations. Additionally, to cover property damage risks above its retention limits, the Company maintained policies that provide $75.0 million of coverage. The Company is also self-insured for certain employee medical and dental plans. The Company retains up to $0.4 million of exposure on a per claim basis under medical plans.

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

The Company had insurance claims reserves totaling $350.7 million and $343.8 million at April 30, 2013 and October 31, 2012, respectively. The balance at April 30, 2013 and October 31, 2012 includes $7.8 million and $13.0 million in reserves, respectively, related to the Company’s medical and dental self-insured plans. The Company also had insurance recoverables totaling $64.6 million and $64.5 million at April 30, 2013 and October 31, 2012.

The Company had the following standby letters of credit, surety bonds, and restricted insurance deposits outstanding at April 30, 2013 and October 31, 2012, to collateralize its self-insurance obligations:

(in thousands)	April 30, 2013	October 31, 2012
Standby letters of credit	$103,799	$104,968
Surety bonds	46,292	34,933
Restricted insurance deposits	28,478	31,720

Total	$178,569	$171,621

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

The Credit Agreement contains certain leverage and liquidity covenants that require us to maintain a maximum leverage ratio of 3.25x at the end of each fiscal quarter, a minimum fixed charge coverage ratio of 1.50x at any time, and a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholder’s equity, beginning on November 30, 2010, each as further described in the Credit Agreement, as amended. The Company was in compliance with all covenants as of April 30, 2013.

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

The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swing line advances, the financing of capital expenditures, and other general corporate purposes, including acquisitions. As of April 30, 2013, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $384.0 million and $103.8 million, respectively. As of October 31, 2012, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $215.0 million and $105.0 million, respectively. At April 30, 2013 and October 31, 2012, the Company had up to $162.2 million and $330.0 million borrowing capacity, respectively, under the Facility, the availability of which is subject to and may be limited by compliance with the covenants described above.

Interest Rate Swaps

During the three months ended April 30, 2013, the Company entered into a series of interest rate swap agreements with effective start dates of March 18, 2013 and April 11, 2013 and an aggregate notional amount of $155.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at rates ranging from 0.44% to 0.47%. These interest rate swaps will mature between March 18, 2016 and April 11, 2016 and are structured to hedge the interest rate risk associated with our floating-rate, LIBOR-based borrowings under the Facility. The swaps were designated and accounted for as cash flow hedges from inception.

On October 19, 2010, the Company entered into a three-year forward starting interest rate swap agreement with an effective start date of February 24, 2011 and an underlying notional amount of $25.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest at a rate of 0.89%. This interest rate swap will mature on February 24, 2014 and is structured to hedge the interest rate risk associated with our floating-rate, LIBOR-based borrowings under the Facility. The swap was designated and accounted for as a cash flow hedge from inception.

The Company recognizes all interest rate swaps on the balance sheet at fair value. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. The Company includes its own credit risk for liability financial instruments and counterparty credit risks for asset financial instruments when measuring the fair values of derivative financial instruments. See Note 5, “Fair Value of Financial Instruments,” for

more information. Each of the swap derivatives is designated as a cash flow hedge, and the effective portion of the derivative’s mark-to-market gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings when the hedged transactions occur and affect earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Interest payables and receivables under the swap agreements are accrued and recorded as an adjustment to interest expense.

As of April 30, 2013 and October 31, 2012, the fair value of the interest rate swaps were liabilities of $0.6 million and $0.2 million, respectively, which were included in “Retirement plans and other” on the accompanying unaudited consolidated balance sheets. The amounts included in AOCI were $0.6 million ($0.3 million, net of taxes) and $0.2 million ($0.1 million, net of taxes) at April 30, 2013 and October 31, 2012.

Unrealized net losses related to the interest rate swap contracts that are expected to be reclassified from AOCI to earnings during the next 12 months were $0.3 million at April 30, 2013.

The following tables set forth the effect of the Company’s interest rate swap contracts on the Financial Statements for the three and six months ended April 30, 2013 and 2012:

	Amount of loss recognized in AOCI on derivative (effective portion)
(in thousands)	Three Months Ended April 30,		Six Months Ended April 30,
Derivatives designated as cash flow hedging relationships	2013	2012	2013	2012
Interest rate swap	$545	$1	$549	$68

	Amount of loss reclassified from AOCI into income (effective portion)
(in thousands)	Three Months Ended April 30,		Six Months Ended April 30,
Location of loss reclassified from AOCI into income	2013	2012	2013	2012
Interest expense	$100	$40	$143	$79

9. BENEFIT PLANS

The components of net periodic benefit cost of the defined benefit and other post-retirement benefit plans for the three and six months ended April 30, 2013 and 2012 were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2013	2012	2013	2012
Defined Benefit Plans
Service cost	$—	$12	$—	$24
Interest	100	124	200	248
Expected return on assets	(103)	(122)	(206)	(243)
Amortization of actuarial loss	34	24	68	49
Settlement loss recognized	37	—	37	—

Net expense	$68	$38	$99	$78

Post-Retirement Benefit Plans
Service cost	$3	$3	$6	$6
Interest	51	62	102	123
Settlement loss recognized	—	—	27	—
Amortization of actuarial loss	1	—	2	—

Net expense	$55	$65	$137	$129

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bonds

The Company uses letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. At April 30, 2013, these surety bonds and letters of credit totaled approximately $345.7 million and $104.0 million, respectively. Included in the total amount of surety bonds is $9.1 million of bonds with an effective date starting after April 30, 2013.

Legal Matters

The Company has been named a defendant in various proceedings arising in the ordinary course of business, including class actions and purported class actions. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. In accordance with FASB Accounting Standards Codification 450-20, Loss Contingencies, the Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred. At April 30, 2013, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $1.4 million.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $0.0 million and $96.4 million, including the possible $94.2 million impact of the Augustus case noted below. Factors underlying this estimated range of loss will change from time to time, and actual results may vary significantly from this estimate. Those matters for which the Company cannot reasonably estimate potential losses are not included within this estimated range and, therefore, this range does not represent the Company’s maximum potential loss exposure.

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

Augustus

The Augustus case is a certified class action involving allegations that the Company violated certain state laws relating to rest breaks. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, which sought damages in the amount of $103.1 million, and the Company filed a motion for decertification of the class. On July 6, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”) heard plaintiffs’ motion for damages on the rest break claim and the Company’s motion to decertify the class. On July 31, 2012, the Superior Court denied the Company’s motion and entered judgment in favor of plaintiffs in the amount of approximately $89.7 million. This amount did not include plaintiffs’ attorneys’ fees. The Company filed a notice of appeal on August 29, 2012. The plaintiffs filed three separate motions for attorneys’ fees. One motion sought attorneys’ fees from the common fund. The common fund refers to the approximately $89.7 million judgment entered in favor of the plaintiffs. The other two motions sought attorneys’ fees from the Company in an aggregate amount of approximately $12.4 million. On October 12, 2012, the Company filed oppositions to the two fee motions seeking attorneys’ fees from the Company. On January 14, 2013, the Superior Court heard all three fee motions. It granted plaintiffs’ fee motion with respect to the common fund in full. The Superior Court denied one fee motion in its entirety and reduced the other fee motion to approximately $4.5 million. This $4.5 million is included in the range of loss for all reasonably possible losses noted above. The Company has appealed the Superior Court’s rulings and on April 30, 2013, the Court agreed to consolidate the appeals. The Company strongly disagrees with the decisions of the Superior Court both with respect to the underlying case and with respect to the award of attorneys’ fees and costs. The Company firmly believes that it has complied with applicable law.

Bojorquez

The Company is a defendant in the Bojorquez case. Plaintiff brought suit for sexual harassment, retaliation, and failure to prevent harassment and discrimination. On May 17, 2012, a jury awarded the plaintiff approximately $0.8 million in damages. The Company has appealed this decision. On April 11, 2013, the Court awarded plaintiff attorneys’ fees in the amount of $2.5 million. If the Company prevails in its appeal of the jury’s verdict, the Court’s award of plaintiffs attorneys’ fees will be reversed.

Bucio

The Bucio case is a purported class action involving allegations that the Company failed to track work time and provide breaks. On April 19, 2011, the trial court held a hearing on plaintiffs’ motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs’ motion to certify the class. On May 11, 2011, the plaintiffs filed a motion to reconsider, which was denied. The plaintiffs have appealed the class certification issues. The trial court stayed the underlying lawsuit pending the decision in the appeal. On August 30, 2012, the plaintiffs filed their appellate brief on the class certification issues. The Company filed its responsive brief on November 15, 2012. Oral argument relating to the appeal has not been scheduled.

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

11. INCOME TAXES

The quarterly provision for income taxes is calculated using an estimated annual effective income tax rate, adjusted for discrete items that occur during the reporting period. The effective tax rate on income from continuing operations for the three months ended April 30, 2013 and 2012 were 39.2% and 33.3%, respectively. The effective tax rate for the quarter ended April 30, 2013 increased over the quarter ended April 30, 2012 primarily due to discrete adjustments for employment-based tax credits of $1.2 million during 2012. The effective tax rates on income from continuing operations for the six months ended April 30, 2013 and 2012 were 33.2% and 37.3%, respectively. The effective tax rate for the six months ended April 30, 2013 decreased over the six months ended April 30, 2012 primarily due to discrete tax benefits of $2.9 million related to a retroactive reinstatement of federal employment-based tax credits during 2013 offset by discrete adjustments of $1.2 million for employment-based tax credits during 2012. Without the discrete items, our estimated annual effective tax rate for 2013 is expected to be 39.0%.

At April 30, 2013, the Company had unrecognized tax benefits of $88.8 million, all of which, if recognized in the future, would affect its effective tax rate. Approximately $0.6 million of the Company’s unrecognized tax benefits have been recorded as a current liability. The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of April 30, 2013, the Company had accrued interest related to uncertain tax positions of $1.5 million.

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

Corporate expenses not allocated to segments, among other items, include:

•	certain CEO and other finance and human resource departmental costs;

•	certain information technology costs;

•	share-based compensation costs;

•	certain legal costs and settlements;

•	current actuarial developments of self-insurance reserves related to claims incurred in prior years; and

•	direct acquisition costs.

Financial information for each segment is summarized below:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2013	2012	2013	2012
Revenues:
Janitorial	$609,229	$593,447	$1,214,748	$1,187,787
Facility Services	147,383	135,911	303,830	280,516
Parking	151,626	152,680	302,863	306,130
Security	91,536	88,890	188,209	180,872
Building & Energy Solutions	93,901	86,639	181,883	175,807
Other	79,767	—	163,747	—
Corporate	175	(323)	460	(83)

	1,173,617	1,057,244	2,355,740	2,131,029

Operating profit:
Janitorial	37,079	33,494	66,153	64,002
Facility Services	6,134	4,399	12,275	10,486
Parking	6,134	6,092	10,957	10,842
Security	2,100	1,012	3,768	1,857
Building & Energy Solutions	2,523	2,643	3,319	3,933
Other	2,914	—	4,902	—
Corporate	(22,070)	(28,116)	(46,014)	(52,788)
Adjustment for income from unconsolidated affiliates, net included in Building & Energy Solutions	(1,197)	(661)	(2,437)	(1,673)

	33,617	18,863	52,923	36,659

Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	(313)	—	(313)
Income from unconsolidated affiliates, net	1,133	1,501	2,328	4,633
Interest expense	(3,033)	(2,441)	(6,343)	(5,275)

Income from continuing operations before income taxes	$31,717	$17,610	$48,908	$35,704

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its consolidated subsidiaries (hereinafter collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes (“Financial Statements”) and the Annual Report on Form 10-K for the year ended October 31, 2012 (the “Annual Report”), which has been filed with the Securities and Exchange Commission (“SEC”). The following discussion and analysis of our financial condition and results of operations may contain forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may differ materially from those we currently anticipate. See “Forward-Looking Statements.” Unless otherwise noted, all information in the discussion and references to years are based on the Company’s fiscal year, which ends on October 31.

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

On November 1, 2012, we acquired Air Serv Corporation (“Air Serv”), a provider of integrated facility solutions services for airlines and freight companies, and HHA Services, Inc. (“HHA”), a provider of housekeeping, laundry, patient assist, plant maintenance, and food services to hospitals, healthcare systems, long-term care facilities, and retirement communities. The purchase prices for the Air Serv and HHA acquisitions were $162.9 million and $33.7 million, respectively. The Air Serv and HHA acquisitions should allow the Company to significantly expand its vertical market expertise in servicing the end-to-end needs of airlines, airport authorities, and healthcare service markets.

2013 Changes in Reportable Segments

In periods prior to the first quarter of 2013, our reportable segments consisted of Janitorial, Parking, Security, and Facility Solutions. Effective in the first quarter of 2013, we revised our reportable segments to align them with the reorganization of our operational structure to an onsite, mobile, and on-demand market-based structure. Our Onsite Services include the Janitorial, Parking, and Security reportable segments and a portion of our prior Facility Solutions segment. As a result, we have separated our previous Facility Solutions reportable segment into two new reportable segments, Facility Services and Building & Energy Solutions. The Building & Energy Solutions measurement of segment operating profit also includes the results of certain investments in unconsolidated affiliates that provide facility solutions primarily to the U.S. Government. Services provided by those affiliates complement services provided by our other business operations included in the Building & Energy Solutions segment. Air Serv is reported in a new segment, Other. Prior period segment results have been restated to conform to the new segment reporting structure.

Our segments and their activities are as follows:

Segment	Activities
Janitorial

Provides a wide range of essential janitorial services for clients in a variety of facilities, including commercial office buildings, industrial buildings, retail stores, shopping centers, warehouses, airport terminals, health facilities, educational institutions, stadiums and arenas, and government buildings. These services include, among others: floor cleaning and finishing; window washing; furniture polishing; and carpet cleaning and dusting.

Facility Services

Provides onsite mechanical engineering and technical services and solutions for facilities and infrastructure systems for clients in a variety of facilities, including: schools, universities, shopping malls, museums, commercial infrastructure, airports and other transportation centers, data centers, high technology manufacturing facilities, corporate office buildings, and resorts.

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

This segment also provides support to U.S. Government entities for specialty service solutions such as leadership development, education and training, language support services, medical support services, and construction management.

The Building & Energy Solutions segment also includes the Company’s franchised operations under the Linc Network, TEGG, CurrentSAFE, and GreenHomes America brands, the recently acquired HHA, and the assets and business of Calvert-Jones Company, Inc. (“Calvert-Jones”).

Other

Air Serv provides integrated facility solutions services for airlines and freight companies at airports primarily in the United States. Services include passenger assistance, wheelchair operations, cabin cleaning, cargo handling, shuttle bus operations, access control, and janitorial services, among others.

Air Serv, headquartered in Atlanta, Georgia, provides integrated facility solutions services for airlines and freight companies at airports primarily in the United States. Air Serv operates in forty-four airports in the United States and six in the United Kingdom. Clients include most domestic air carriers, such as Delta, United, American, US Airways, Jet Blue, and Southwest, as well as airport authorities in certain locations. As of April 30, 2013, Air Serv had approximately twelve thousand employees worldwide. Most of Air Serv’s revenues are derived under long-term contracts that average approximately three years in duration.

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

Key Operating and Financial Highlights

Significant operating and financial highlights during the first half of 2013 included the following:

•

As a result of the Air Serv, HHA, and Calvert-Jones acquisitions on November 1, 2012 (collectively, the “November Acquisitions”), revenues increased by $97.7 million and $198.0 million, respectively, during the three and six months ended April 30, 2013.

•

The Company experienced organic growth of $29.9 million and $57.6 million, respectively, during the three and six months ended April 30, 2013, in the Janitorial, Facility Services, and Security segments as a result of new business and increases in scope of work from existing clients.

•

Operating profit increased by $14.8 million and $16.3 million, respectively, during the three and six months ended April 30, 2013. The November Acquisitions contributed $3.1 million and $5.1 million of operating profit in the three and six months ended April 30, 2013, respectively. Overall improvement in operating profit, excluding the November Acquisitions, for the three and six months ended April 30, 2013 was primarily a result of organic growth in the Janitorial, Facility Services, and Security segments, the impact of one less working day, and lower legal fees.

•	Net cash provided by operating activities was $37.8 million in the six months ended April 30, 2013.

•	Dividends of $0.30 per common share were declared to shareholders.

•	As of April 30, 2013, total outstanding borrowings under the Company’s line of credit were $384.0 million and the Company had up to $162.2 million borrowing capacity under the line of credit.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2013 Compared with the Three Months Ended April 30, 2012

Consolidated

	Three Months Ended April 30,
($ in thousands)	2013	2012	Increase /(Decrease)
Revenues	$1,173,617	$1,057,244	$116,373	11.0%
Expenses
Operating	1,048,213	947,916	100,297	10.6%
Gross margin as a % of revenues	10.7%	10.3%	0.4%
Selling, general and administrative	84,482	85,164	(682)	(0.8)%
As a % of revenues	7.2%	8.1%	(0.9)%
Amortization of intangible assets	7,305	5,301	2,004	37.8%

Total expenses	1,140,000	1,038,381	101,619	9.8%

Operating profit	33,617	18,863	14,754	78.2%
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	(313)	313	NM*
Income from unconsolidated affiliates, net	1,133	1,501	(368)	(24.5)%
Interest expense	(3,033)	(2,441)	(592)	24.3%

Income from continuing operations before income taxes	31,717	17,610	14,107	80.1%
Provision for income taxes	(12,443)	(5,863)	(6,580)	NM*

Income from continuing operations	19,274	11,747	7,527	64.1%
Loss from discontinued operations, net of taxes	—	(35)	35	NM*

Net income	$19,274	$11,712	$7,562	64.6%

*	Not meaningful

Revenues

Revenues increased by $116.4 million, or 11.0%, during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. The increase was primarily related to revenues from the November Acquisitions, which contributed $97.7 million in the second quarter of 2013. The remaining increase in revenues was related to new business and increased scope of work within the Janitorial, Facility Services, and Security segments, which contributed $29.9 million in additional revenues in the second quarter of 2013. The increase in revenues was partially offset by the impact of lower sales in the Building & Energy Solutions segment of $10.6 million, excluding revenues related to the HHA and Calvert-Jones acquisitions, primarily as a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013. This decrease was partially offset by an increase in revenues from new bundled energy solution contracts in 2013.

Operating Expenses

Operating expenses increased by $100.3 million, or 10.6%, during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. The increase in operating expenses was primarily related to the November Acquisitions. As a percentage of revenues, gross margin increased by 0.4%, to 10.7% in the three months ended April 30, 2013 from 10.3% in the three months ended April 30, 2012. The increase in gross profit percentage was primarily related to lower payroll and payroll-related expenses as a result of one less working day in the three months ended April 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.7 million, or 0.8%, during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. As a percentage of revenues, selling, general and administrative expenses decreased by 0.9%, to 7.2% in the three months ended April 30, 2013 from 8.1% in the three months ended April 30, 2012.

The decrease in selling, general and administrative expenses was primarily related to:

•	a $6.5 million reduction in legal fees and costs associated with the settlement of certain legal cases in 2012;

•	$0.8 million lower IT costs as a result of the centralization of our IT datacenters in 2012;

•	a $0.7 million reduction in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture; and

•	a $0.4 million reduction in costs associated with the Company’s rebranding initiative;

partially offset by:

•	$4.5 million incremental selling, general and administrative expense of acquired businesses;

•	a $2.8 million increase in sales and marketing expenses associated with new growth and sales initiatives; and

•	a $0.5 million increase in restructuring costs associated with the realignment of our operational structure.

Amortization of Intangible Assets

Amortization of intangible assets increased by $2.0 million, or 37.8%, during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. The increase was primarily related to the amortization of acquired intangible assets associated with the November Acquisitions.

Income from Unconsolidated Affiliates, Net

Income from unconsolidated affiliates, net, decreased by $0.4 million, or 24.5%, during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. The decrease was primarily related to the Company’s share of gain recognized in 2012 in connection with property sales completed by one of the Company’s investments in a low income housing partnership.

Interest Expense

Interest expense increased by $0.6 million, or 24.3%, during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. The increase was primarily related to an increase in average borrowings under the Company’s line of credit to fund the November Acquisitions. The average outstanding balances under the Company’s line of credit were $425.9 million and $300.1 million in the three months ended April 30, 2013 and 2012, respectively.

Provision for Income Taxes

The effective tax rate on income from continuing operations for the three months ended April 30, 2013 and 2012 was 39.2% and 33.3%, respectively. The effective tax rate for the three months ended April 30, 2013 increased primarily due to discrete adjustments for employment-based tax credits of $1.2 million during 2012.

Segment Information

Segment revenues and operating profits for the three months ended April 30, 2013 and 2012 were as follows:

	Three Months Ended April 30,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues
Janitorial	$609,229	$593,447	$15,782	2.7%
Facility Services	147,383	135,911	11,472	8.4%
Parking	151,626	152,680	(1,054)	(0.7)%
Security	91,536	88,890	2,646	3.0%
Building & Energy Solutions	93,901	86,639	7,262	8.4%
Other	79,767	—	79,767	NM*
Corporate	175	(323)	498	NM*

	$1,173,617	$1,057,244	$116,373	11.0%

Operating profit
Janitorial	$37,079	$33,494	$3,585	10.7%
Operating profit as a % of revenues	6.1%	5.6%	0.5%
Facility Services	6,134	4,399	1,735	39.4%
Operating profit as a % of revenues	4.2%	3.2%	1.0%
Parking	6,134	6,092	42	0.7%
Operating profit as a % of revenues	4.0%	4.0%	—
Security	2,100	1,012	1,088	NM*
Operating profit as a % of revenues	2.3%	1.1%	1.2%
Building & Energy Solutions	2,523	2,643	(120)	(4.5)%
Operating profit as a % of revenues	2.7%	3.1%	(0.4)%
Other	2,914	—	2,914	NM*
Operating profit as a % of revenues	3.7%	—	3.7%
Corporate	(22,070)	(28,116)	6,046	21.5%
Adjustment for income from unconsolidated affiliates, net included in Building & Energy Solutions	(1,197)	(661)	(536)	(81.1)%

	$33,617	$18,863	$14,754	78.2%

* Not meaningful

Janitorial

	Three Months Ended April 30,
($ in thousands)	2013	2012	Increase
Revenues	$609,229	$593,447	$15,782	2.7%
Operating profit	37,079	33,494	3,585	10.7%
Operating profit as a % of revenues	6.1%	5.6%	0.5%

Janitorial revenues increased by $15.8 million, or 2.7%, during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. The increase was primarily related to additional revenues from new business and increases in the scope of work for existing clients that exceeded contract losses.

Operating profit increased by $3.6 million, or 10.7%, during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. Operating profit margins increased by 0.5%, to 6.1% in the three months ended April 30, 2013 from 5.6% in the three months ended April 30, 2012. The increase in operating profit margins was primarily related to lower payroll and payroll-related expenses as a result of one less working day in the three months ended April 30, 2013. Also contributing to the increase in operating profit margins were lower legal expenses as a result of prior year settlements. The increase in operating profit margins was partially offset by higher initial costs incurred on new contracts, including higher labor costs, in the three months ended April 30, 2013.

Facility Services

	Three Months Ended April 30,
($ in thousands)	2013	2012	Increase
Revenues	$147,383	$135,911	$11,472	8.4%
Operating profit	6,134	4,399	1,735	39.4%
Operating profit as a % of revenues	4.2%	3.2%	1.0%

Facility Services revenues increased by $11.5 million, or 8.4%, during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. The increase was primarily related to additional revenues from increases in the scope of work from existing clients and new business that exceeded contract losses.

Operating profit increased by $1.7 million, or 39.4%, during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. Operating profit margins increased by 1.0%, to 4.2% in the three months ended April 30, 2013 from 3.2% in the three months ended April 30, 2012. The increase in operating profit margins was driven by improved margins on certain contracts in the current quarter.

Parking

	Three Months Ended April 30,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues	$151,626	$152,680	$(1,054)	(0.7)%
Operating profit	6,134	6,092	42	0.7%
Operating profit as a % of revenues	4.0%	4.0%	—

The Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from its managed parking lot clients. Parking revenues related solely to the reimbursement of expenses (referred to as “management reimbursement revenues”) totaled $76.2 million and $76.3 million for the three months ended April 30, 2013 and 2012, respectively.

Total Parking revenues decreased by $1.1 million, or 0.7%, during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. The decrease was primarily related to the termination of certain unprofitable contracts, in excess of new business.

Operating profit remained consistent at $6.1 million during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012.

Security

	Three Months Ended April 30,
($ in thousands)	2013	2012	Increase
Revenues	$91,536	$88,890	$2,646	3.0%
Operating profit	2,100	1,012	1,088	NM*
Operating profit as a % of revenues	2.3%	1.1%	1.2%

*	Not meaningful

Security revenues increased by $2.6 million, or 3.0%, during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. The increase was primarily driven by an increase in scope of work from existing clients and additional revenues from new business, which was partially offset by contract losses.

Operating profit increased by $1.1 million during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. Operating profit margins increased by 1.2%, to 2.3% in the three months ended April 30, 2013 from 1.1% in the three months ended April 30, 2012. The increase in operating profit margins was primarily related to a reduction in payroll and payroll-related expenses due to improved labor management and a reduction in legal expenses.

Building & Energy Solutions

	Three Months Ended April 30,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues	$93,901	$86,639	$7,262	8.4%
Operating profit	2,523	2,643	(120)	(4.5)%
Operating profit as a % of revenues	2.7%	3.1%	(0.4)%

Building & Energy Solutions revenues increased by $7.3 million, or 8.4%, during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. Revenues in the three months ended April 30, 2013, included $17.9 million in revenues from the HHA and Calvert-Jones acquisitions on November 1, 2012. Excluding the impact of the HHA and Calvert-Jones acquisitions, revenues decreased by $10.6 million, or 12.2%, primarily as a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013. This decrease was partially offset by an increase in revenues from new bundled energy solution contracts in 2013.

Operating profit decreased by $0.1 million, or 4.5%, during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. Operating profit margins decreased by 0.4%, to 2.7% in the three months ended April 30, 2013 from 3.1% in the three months ended April 30, 2012. The decrease in operating profit margins was due to an accelerated method of amortization for recently acquired customer relationships from the HHA and Calvert-Jones acquisitions, which are amortized using the sum-of-the-years’-digits method. In addition, there were higher payroll and payroll-related expenses as a result of increased headcount to support sales initiatives, which were offset by higher margins on certain U.S. Government contracts.

Other

	Three Months Ended April 30,
($ in thousands)	2013	2012	Increase
Revenues	$79,767	$—	$79,767	NM*
Operating profit	2,914	—	2,914	NM*
Operating profit as a % of revenues	3.7%	—	3.7%

*	Not meaningful

Revenues and operating profit in our Other segment increased by $79.8 million, and $2.9 million, respectively, during the three months ended April 30, 2013, as a result of the November 1, 2012 acquisition of Air Serv. The operating profit for the three months ended April 30, 2013, includes amortization expense of $1.7 million and depreciation expense of $1.5 million relating to the acquisition of Air Serv.

The final consideration and purchase price allocation for Air Serv are subject to, among other items, further analysis of tax accounts, insurance balances, plant and equipment, and capital leases. The fair value assigned to customer relationships was $42.0 million, which will be amortized on an accelerated method using the sum-of-the-years’-digits over a weighted average life of 15 years. The fair value assigned to trademarks and a non-compete agreement was $2.5 million and will be amortized on a straight-line basis over 2-3 years. Annual amortization expense for customer relationships, trademarks, and the non-compete agreement in 2013 is estimated at approximately $6.5 million.

Corporate

	Three Months Ended April 30,
($ in thousands)	2013	2012	Decrease
Corporate expenses	$(22,070)	$(28,116)	$6,046	21.5%

Corporate expenses decreased by $6.0 million, or 21.5%, during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. The decrease in corporate expenses was primarily related to:

•	a $5.3 million reduction in legal fees associated with the settlement of certain legal cases in 2012;

•	$0.8 million lower IT costs as a result of the centralization of our IT datacenters in 2012;

•	a $0.7 million reduction in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture; and

•	a $0.4 million reduction in costs associated with the Company’s rebranding initiative;

partially offset by:

•	a $0.8 million increase in sales and marketing expenses associated with new growth initiatives; and

•	a $0.5 million increase in restructuring costs associated with the realignment of our operational structure.

RESULTS OF OPERATIONS

Six Months Ended April 30, 2013 Compared with the Six Months Ended April 30, 2012

Consolidated

	Six Months Ended April 30,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues	$2,355,740	$2,131,029	$224,711	10.5%
Expenses
Operating	2,116,092	1,914,336	201,756	10.5%
Gross margin as a % of revenues	10.2%	10.2%	—
Selling, general and administrative	172,231	169,184	3,047	1.8%
As a % of revenues	7.3%	7.9%	(0.6)%
Amortization of intangible assets	14,494	10,850	3,644	33.6%

Total expenses	2,302,817	2,094,370	208,447	10.0%

Operating profit	52,923	36,659	16,264	44.4%
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	(313)	313	NM*
Income from unconsolidated affiliates, net	2,328	4,633	(2,305)	(49.8)%
Interest expense	(6,343)	(5,275)	(1,068)	20.2%

Income from continuing operations before income taxes	48,908	35,704	13,204	37.0%
Provision for income taxes	(16,252)	(13,317)	(2,935)	22.0%

Income from continuing operations	32,656	22,387	10,269	45.9%
Loss from discontinued operations, net of taxes	—	(45)	45	NM*

Net income	$32,656	$22,342	$10,314	46.2%

*	Not meaningful

Revenues

Revenues increased by $224.7 million, or 10.5%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. The increase was primarily related to revenues from the November Acquisitions, which contributed $198.0 million in the six months ended April 30, 2013. The remaining increase in revenues was related to new business and increased scope of work within the Janitorial, Facility Services, and Security segments, which contributed $57.6 million in additional revenues in the first half of 2013. This increase in revenues was partially offset by the impact of lower sales in the Building & Energy Solutions segment of $28.2 million, excluding revenues related to the HHA and Calvert-Jones acquisitions, primarily as a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013. This decrease was partially offset by an increase in revenues from new bundled energy solution contracts in 2013.

Operating Expenses

Operating expenses increased by $201.8 million, or 10.5%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. The increase in operating expenses was primarily related to the November Acquisitions. As a percentage of revenues, gross margin remained flat at 10.2% in the six months ended April 30, 2013 and 2012. Gross margins were favorably impacted by lower payroll and payroll-related expenses as a result of one less working day in 2013, the impact of which was partially offset by the $2.7 million reduction in sales allowance reserve in the prior year as a result of sustained improvements in historical and expected credits on client receivables.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.0 million, or 1.8%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. As a percentage of revenues, selling, general and administrative expenses decreased by 0.6%, to 7.3% in the six months ended April 30, 2013 from 7.9% in the six months ended April 30, 2012.

The increase in selling, general and administrative expenses was primarily related to:

•	$8.7 million incremental selling, general and administrative expense of acquired businesses;

•	a $4.0 million increase in sales and marketing expenses associated with new growth and sales initiatives; and

•	a $1.7 million increase in restructuring costs associated with the realignment of our operational structure;

partially offset by:

•	a $6.4 million reduction in legal fees and costs associated with the settlement of certain legal cases in 2012;

•	a $2.4 million reduction in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•	$1.7 million lower IT costs as a result of the centralization of our IT datacenters in 2012; and

•	a $0.8 million reduction in costs associated with the Company’s rebranding initiative.

Amortization of Intangible Assets

Amortization of intangible assets increased by $3.6 million, or 33.6%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. The increase was primarily related to the amortization of acquired intangible assets associated with the November Acquisitions.

Income from Unconsolidated Affiliates, Net

Income from unconsolidated affiliates, net, decreased by $2.3 million, or 49.8%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. The decrease was primarily related to the Company’s share of a gain recognized in 2012 in connection with property sales completed by one of the Company’s investments in a low income housing partnership.

Interest Expense

Interest expense increased by $1.1 million, or 20.2%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. The increase was primarily related to an increase in average borrowings under the Company’s line of credit to fund the November Acquisitions. The average outstanding balances under the Company’s line of credit were $436.7 million and $306.1 million in the six months ended April 30, 2013 and 2012, respectively.

Provision for Income Taxes

The effective tax rates on income from continuing operations for the six months ended April 30, 2013 and 2012 were 33.2% and 37.3%, respectively. The effective tax rate for the six months ended April 30, 2013 decreased due to discrete tax benefits of $2.9 million related to a retroactive reinstatement of federal employment-based tax credits during 2013, partially offset by discrete adjustments of $1.2 million for employment-based tax credits during 2012. Without the discrete items, our estimated annual effective tax rate for 2013 is expected to be 39.0%.

Segment Information

	Six Months Ended April 30,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues
Janitorial	$1,214,748	$1,187,787	$26,961	2.3%
Facility Services	303,830	280,516	23,314	8.3%
Parking	302,863	306,130	(3,267)	(1.1)%
Security	188,209	180,872	7,337	4.1%
Building & Energy Solutions	181,883	175,807	6,076	3.5%
Other	163,747	—	163,747	NM*
Corporate	460	(83)	543	NM*

	$2,355,740	$2,131,029	$224,711	10.5%

Operating profit
Janitorial	$66,153	$64,002	$2,151	3.4%
Operating profit as a % of revenues	5.4%	5.4%	—
Facility Services	12,275	10,486	1,789	17.1%
Operating profit as a % of revenues	4.0%	3.7%	0.3%
Parking	10,957	10,842	115	1.1%
Operating profit as a % of revenues	3.6%	3.5%	0.1%
Security	3,768	1,857	1,911	NM*
Operating profit as a % of revenues	2.0%	1.0%	1.0%
Building & Energy Solutions	3,319	3,933	(614)	(15.6)%
Operating profit as a % of revenues	1.8%	2.2%	(0.4)%
Other	4,902	—	4,902	NM*
Operating profit as a % of revenues	3.0%	—	3.0%
Corporate	(46,014)	(52,788)	6,774	12.8%
Adjustment for income from unconsolidated affiliates, net included in Building & Energy Solutions	(2,437)	(1,673)	(764)	45.7%

	$52,923	$36,659	$16,264	44.4%

* Not meaningful

Janitorial

	Six Months Ended April 30,
($ in thousands)	2013	2012	Increase
Revenues	$1,214,748	$1,187,787	$26,961	2.3%
Operating profit	66,153	64,002	2,151	3.4%
Operating profit as a % of revenues	5.4%	5.4%	—

Janitorial revenues increased by $27.0 million, or 2.3%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. The increase was primarily related to additional revenues from new business that exceeded contract losses, increases in the scope of work from existing clients, and the impact of additional tag work during the six months ended April 30, 2013.

Operating profit increased by $2.2 million, or 3.4%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. Operating profit margins remained flat at 5.4% in the six months ended April 30, 2013 and 2012. The increase in operating profit was primarily related to lower payroll and payroll-related expenses as a result of one less working day in 2013. Also contributing to the increase in operating profit were lower legal expenses in the six months ended April 30, 2013, as a result of prior year settlements. The increase in operating profit was partially offset by higher initial costs incurred on new contracts, including higher labor costs, during the six months ended April 30, 2013 and a reduction in the sales allowance reserve in 2012 as a result of sustained improvements in historical and expected credits on client receivables.

Facility Services

	Six Months Ended April 30,
($ in thousands)	2013	2012	Increase
Revenues	$303,830	$280,516	$23,314	8.3%
Operating profit	12,275	10,486	1,789	17.1%
Operating profit as a % of revenues	4.0%	3.7%	0.3%

Facility Services revenues increased by $23.3 million, or 8.3%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. The increase was primarily related to additional revenues from increases in the scope of work from existing clients and new business that exceeded contract losses.

Operating profit increased by $1.8 million, or 17.1%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. Operating profit margins increased by 0.3%, to 4.0% in the six months ended April 30, 2013 from 3.7% in the six months ended April 30, 2012. The increase in operating profit margins was driven by improved margins on certain contracts in the current year.

Parking

	Six Months Ended April 30,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues	$302,863	$306,130	$(3,267)	(1.1)%
Operating profit	10,957	10,842	115	1.1%
Operating profit as a % of revenues	3.6%	3.5%	0.1%

Management reimbursement revenues totaled $152.1 million and $154.1 million for the six months ended April 30, 2013 and 2012, respectively.

Total Parking revenues decreased by $3.3 million, or 1.1%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. The decrease was primarily related to lower management reimbursement revenues and the termination of certain unprofitable contracts, in excess of new business.

Operating profit increased $0.1 million, or 1.1%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. Operating profit margins increased slightly by 0.1%, to 3.6% in the six months ended April 30, 2013 from 3.5% in the six months ended April 30, 2012. The slight increase was primarily related to the termination of certain unprofitable contracts and lower amortization of intangible assets expense in the six months ended April 30, 2012.

Security

	Six Months Ended April 30,
($ in thousands)	2013	2012	Increase
Revenues	$188,209	$180,872	$7,337	4.1%
Operating profit	3,768	1,857	1,911	NM*
Operating profit as a % of revenues	2.0%	1.0%	1.0%

*	Not meaningful

Security revenue increased $7.3 million, or 4.1%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. The increase was primarily driven by an increase in scope of work from existing clients and additional revenues from new business, which was partially offset by contract losses.

Operating profit increased by $1.9 million during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. Operating profit margins increased by 1.0%, to 2.0% in the six months ended April 30, 2013 from 1.0% in the six months ended April 30, 2012. The increase in operating profit margins was primarily related to a reduction in payroll and payroll-related expenses due to improved labor management, a reduction in legal expenses, and a reduction in general and administrative expenses due to additional cost control measures.

Building & Energy Solutions

	Six Months Ended April 30,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues	$181,883	$175,807	$6,076	3.5%
Operating profit	3,319	3,933	(614)	(15.6)%
Operating profit as a % of revenues	1.8%	2.2%	(0.4)%

Building & Energy Solutions revenues increased by $6.1 million, or 3.5%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. Revenues in the six months ended April 30, 2013, included $34.3 million in revenues from the HHA and Calvert-Jones acquisitions on November 1, 2012. Excluding the impact of the HHA and Calvert-Jones acquisitions, revenues decreased by $28.2 million, or 16.0%, primarily as a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013. This decrease was partially offset by an increase in revenues from new bundled energy solution contracts in 2013.

Operating profit decreased by $0.6 million, or 15.6%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. Operating profit margins decreased by 0.4%, to 1.8% in the six months ended April 30, 2013 from 2.2% in the six months ended April 30, 2012. The decrease in operating profit margins was due to an accelerated method of amortization for recently acquired customer relationships from the HHA and Calvert-Jones acquisitions, which are amortized using the sum-of-the-years’-digits method. In addition, there were higher payroll and payroll-related expenses as a result of increased headcount to support sales initiatives, which were offset by higher margins on certain U.S. Government contracts.

Other

	Six Months Ended April 30,
($ in thousands)	2013	2012	Increase
Revenues	$163,747	$—	$163,747	NM*
Operating profit	4,902	—	4,902	NM*
Operating profit as a % of revenues	3.0%	—	3.0%

*	Not meaningful

Revenues and operating profit in our Other segment increased by $163.7 million, and $4.9 million, respectively, during the six months ended April 30, 2013, as a result of the November 1, 2012 acquisition of Air Serv. The operating profit for the six months ended April 30, 2013, includes amortization expense of $3.3 million and depreciation expense of $3.3 million relating to the acquisition of Air Serv.

Corporate

	Six Months Ended April 30,
($ in thousands)	2013	2012	Decrease
Corporate expenses	$(46,014)	$(52,788)	$6,774	12.8%

Corporate expenses decreased by $6.8 million, or 12.8%, during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012, primarily due to:

•	a $4.7 million reduction in legal fees associated with the settlement of certain legal cases in 2012;

•	a $2.4 million reduction in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•	$1.7 million lower IT costs as a result of the centralization of our IT datacenters in 2012; and

•	a $0.8 million reduction in costs associated with the Company’s rebranding initiative;

partially offset by:

•	a $2.0 million increase in sales and marketing expenses associated with new growth initiatives; and

•	$1.7 million increase in restructuring costs associated with the realignment of our operational structure.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements for its operating, investing, and financing needs as well as cash flows generated from operating activities available to meet these needs. The Company’s operating needs could include, among other items, commitments for operating leases, payroll payments, insurance claim payments, interest payments, legal settlements, and pension funding obligations. The Company’s investing and financing spending could include payments for acquired businesses, capital expenditures, commitments for capital leases, share repurchases, dividends, and payments on its outstanding indebtedness. The Company believes that its operating cash flows, cash and cash equivalents, borrowing capacity under its line of credit, and access to capital markets are sufficient to fund its operating, investing, and financing requirements for the next twelve months. However, there can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized, or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

As of April 30, 2013, the total outstanding amounts under the Company’s $650.0 million line of credit in the form of cash borrowings and standby letters of credit were $384.0 million and $103.8 million, respectively. As of April 30, 2013, the Company had up to $162.2 million borrowing capacity under the line of credit. The Company, at its option, may increase the size of its line of credit to $850.0 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). The Company’s ability to draw down available amounts under the line of credit is subject to and may be limited by compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under the line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of April 30, 2013, the Company was in compliance with all financial covenants and expects to be in compliance in the foreseeable future.

On a continuing basis, we consider various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures, the payment of dividends, and share repurchases. These transactions may result in future cash proceeds or payments.

In addition to revenues and operating profit, the Company’s management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable (including receivables from U.S. Government contracts which generally have longer collection periods), the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insured claims.

The table below summarizes our cash and cash equivalents activity:

(in thousands)	April 30, 2013	October 31, 2012	Increase / (Decrease)
Cash and cash equivalents	$37,906	$43,459	$(5,553)
Working capital	345,119	293,517	51,602

	Six Months Ended April 30,
(in thousands)	2013	2012	Increase / (Decrease)
Net cash provided by operating activities	$37,826	$55,522	$(17,696)
Net cash used in investing activities	(196,906)	(15,082)	181,824
Net cash provided by (used in) financing activities	153,527	(41,496)	195,023

Working Capital

Working capital at April 30, 2013 was $51.6 million higher as compared to October 31, 2012. The increase in working capital was primarily driven by an increase in the accounts receivable balance as a result of the November Acquisitions, partially offset by the timing of payments made for vendor invoices.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased by $17.7 million during the six months ended April 30, 2013 as compared to the six months ended April 30, 2012. The decrease was primarily related to lower contribution from working capital as a result of timing of client receivables, payment of vendor invoices, and cash paid for income taxes, which was partially offset by higher income in the six months ended April 30, 2013 due to the November Acquisitions.

Investing Activities

Net cash used in investing activities increased by $181.8 million during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. The increase was primarily related to $192.0 million cash paid, net of cash acquired, for the November Acquisitions on November 1, 2012, partially offset by a $6.5 million decrease in fixed asset additions and the redemption of an auction rate security of $5.0 million in February 2013.

Financing Activities

Net cash provided by financing activities increased by $195.0 million during the six months ended April 30, 2013, as compared to the six months ended April 30, 2012. The increase was related to a $203.0 million increase in net cash borrowings primarily due to the financing of the November Acquisitions on November 1, 2012. This increase was partially offset by a $6.1 million decline in proceeds from exercise of stock options.

Contingencies

The Company is subject to claims, legal proceedings, settlements, class actions, and purported class actions arising in the ordinary course of business, including employment-based claims and customer contract claims. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of a potential loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. At April 30, 2013, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $1.4 million.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible but not probable. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $0.0 million and $96.4 million, including $94.2 million related to the Augustus, Hall and Davis v. American Commercial Security Services case (the “Augustus case”). Factors underlying this estimated range of loss will change from time to time, and actual results may vary significantly from this estimate. Those matters for which the Company cannot reasonably estimate potential losses are not included within this estimated range and, therefore, this range does not represent the Company’s maximum potential loss exposure.

For additional information about the Company’s contingencies, see Note 10,“Commitments and Contingencies,” in the notes to the Financial Statements.

Critical Accounting Policies and Estimates

The Company’s accompanying Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. There have been no significant changes to the Company’s critical accounting policies and estimates. For a description of the Company’s critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012.

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

Interest Rate Risk

Line of Credit

The Company’s exposure to interest rate risk primarily relates to its variable rate borrowings under the $650.0 million five-year syndicated line of credit that expires in September 2016. At April 30, 2013, the Company had $384.0 million of outstanding LIBOR-and IBOR-based borrowings under its line of credit. The Company anticipates borrowing similar amounts for periods of one day to three months. A hypothetical 1.0% increase in interest rates would have added additional interest expense of $1.2 million on the average outstanding borrowings under the Company’s line of credit, net of the interest rate swap agreements, in the six months ended April 30, 2013.

Interest Rate Swaps

At April 30, 2013, the Company was a counterparty to six interest rate swap agreements with an aggregate notional amount of $180.0 million, pursuant to which the Company receives variable interest payments based on LIBOR and pays fixed interest on such amounts, at rates ranging from 0.44% to 0.89%. These interest rate swap agreements, which are intended to hedge the interest rate risk associated with our LIBOR-based borrowings under the Company’s line of credit, mature between February 2014 and April 2016.

As of April 30, 2013, the fair value of the interest rate swaps were liabilities of $0.6 million, which were included in “Retirement plans and other” on the accompanying unaudited consolidated balance sheets. The effective portion of these cash flow hedges is recorded within accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The amount included in accumulated other comprehensive loss is $0.6 million ($0.3 million, net of taxes) at April 30, 2013.

Investment in Auction Rate Securities

At April 30, 2013, the Company held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). Auctions for these securities have not occurred since August 2007. A hypothetical 1.0% increase in interest rates during the six months ended April 30, 2013 would have added approximately $0.1 million of additional interest income.

Exchange Rate Risk

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

b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the controls associated with the recently acquired Air Serv acquisition. Integration activities, including an assessment of the effectiveness of internal controls over financial reporting and related remediation associated with Air Serv, are expected to be conducted over the course of the Company’s 2013 assessment cycle.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of material developments in the Company’s litigation occurring in the period covered by this report can be found in Note 10, “Commitments and Contingencies,” to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2012, in response to Item 1A., “Risk Factors,” to Part I of the Annual Report, except for the additional risk factor described below.

We are at risk of losses and adverse publicity stemming from any accident or other incident involving our airport operations. We provide services in support of commercial aviation at airports primarily in the United States and the United Kingdom. Our operations involve the transport of passengers and crew, handling of cargo, cleaning, and security. An accident or other incident involving our aviation support services could expose us to significant liability. If the insurance we carry to cover damages relating to future accidents or other incidents involving our airport operations is not adequate, we may be exposed to substantial losses arising from such accident or other incident. In addition, any such accident or other incident could create a public perception that the services we provide or our personnel are not safe or reliable, which could harm our reputation and our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

31.1 ‡	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 ‡	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 †	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

‡	Indicates filed herewith
†	Indicates furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 5, 2013	/s/ James S. Lusk
James S. Lusk Executive Vice President Chief Financial Officer

June 5, 2013	/s/ Dean A. Chin
Dean A. Chin Senior Vice President Controller and Chief Accounting Officer