Form 10-Q
period 2013-07-31
ABM INDUSTRIES INC /DE/
filed 2013-09-05
CIK 771497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2013
Common Stock, $0.01 par value per share	55,134,236 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, and in particular statements found in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not statements of historical fact constitute forward-looking statements. These statements give current expectations or forecasts of future events and are often identified by the words “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” “seek,” or other words and terms of similar meaning in connection with discussions of future strategy and operating or financial performance. Such statements reflect the current views of ABM Industries Incorporated (“ABM”), and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), with respect to future events and are based on assumptions and estimates which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. These factors include but are not limited to the following:

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

Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2012 and in other reports we file from time to time with the Securities and Exchange Commission.

We urge readers to consider these risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	July 31, 2013	October 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$38,688	$43,459
Trade accounts receivable, net of allowances of $10,569 and $11,125 at July 31, 2013 and October 31, 2012, respectively	658,118	561,317
Notes receivable and other	38,630	43,960
Prepaid expenses	57,606	46,672
Prepaid income taxes	1,449	385
Deferred income taxes, net	39,490	43,671
Insurance recoverables	11,314	9,870

Total current assets	845,295	749,334

Insurance deposits	28,478	31,720
Other investments and long-term receivables	4,083	5,666
Investments in unconsolidated affiliates, net	17,076	14,863
Investments in auction rate securities	12,994	17,780
Property, plant and equipment, net of accumulated depreciation of $131,214 and $107,771 at July 31, 2013 and October 31, 2012, respectively	72,704	59,909
Other intangible assets, net of accumulated amortization of $121,693 and $100,180 at July 31, 2013 and October 31, 2012, respectively	149,311	109,138
Goodwill	867,779	751,610
Noncurrent deferred income taxes, net	7,342	17,610
Noncurrent insurance recoverables	57,989	54,630
Other assets	40,352	38,898

Total assets	$2,103,403	$1,851,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$146,539	$130,410
Accrued liabilities
Compensation	134,384	121,855
Taxes—other than income	25,463	19,437
Insurance claims	83,779	80,192
Other	104,320	95,473
Income taxes payable	6,668	8,450

Total current liabilities	501,153	455,817

Noncurrent income taxes payable	43,336	27,773
Line of credit	348,481	215,000
Retirement plans and other	40,158	38,558
Noncurrent insurance claims	276,035	263,612

Total liabilities	1,209,163	1,000,760

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,119,901 and 54,393,907 shares issued and outstanding at July 31, 2013 and October 31, 2012, respectively	551	544
Additional paid-in capital	254,663	234,636
Accumulated other comprehensive loss, net of taxes	(2,013)	(2,154)
Retained earnings	641,039	617,372

Total stockholders’ equity	894,240	850,398

Total liabilities and stockholders’ equity	$2,103,403	$1,851,158

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share amounts)	2013	2012	2013	2012
Revenues	$1,216,768	$1,079,235	$3,572,508	$3,210,264
Expenses
Operating	1,095,766	971,628	3,211,858	2,885,964
Selling, general and administrative	85,329	79,100	257,560	248,284
Amortization of intangible assets	6,975	5,334	21,469	16,184

Total expenses	1,188,070	1,056,062	3,490,887	3,150,432

Operating profit	28,698	23,173	81,621	59,832
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	—	—	(313)
Income from unconsolidated affiliates, net	1,596	747	3,924	5,380
Interest expense	(3,335)	(2,407)	(9,678)	(7,682)

Income from continuing operations before income taxes	26,959	21,513	75,867	57,217
Provision for income taxes	(10,883)	(8,887)	(27,135)	(22,204)

Income from continuing operations	16,076	12,626	48,732	35,013
Loss from discontinued operations, net of taxes	—	(49)	—	(94)

Net income	$16,076	$12,577	$48,732	$34,919

Net income per common share—Basic
Income from continuing operations	$0.29	$0.23	$0.89	$0.65
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.29	$0.23	$0.89	$0.65

Net income per common share—Diluted
Income from continuing operations	$0.29	$0.23	$0.87	$0.64
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.29	$0.23	$0.87	$0.64

Weighted-average common and common equivalent shares outstanding
Basic	54,950	54,145	54,727	53,863
Diluted	56,281	55,000	55,861	54,819
Dividends declared per common share	$0.150	$0.145	$0.450	$0.435

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Net income	$16,076	$12,577	$48,732	$34,919
Other comprehensive income:
Unrealized (losses) gains on auction rate securities:
Unrealized (losses) gains on auction rate securities	—	(1,290)	214	1,034
Reclassification adjustment for credit losses recognized in earnings	—	—	—	313

Net unrealized (losses) gains on auction rate securities	—	(1,290)	214	1,347
Unrealized gains (losses) on interest rate swaps:
Unrealized gains (losses) arising during the period	785	(49)	236	(117)
Reclassification adjustment for loss included in interest expense	149	42	292	121

Net unrealized gains (losses) on interest rate swaps	934	(7)	528	4
Foreign currency translation	(154)	(155)	(401)	(86)
Defined and post-retirement benefit plans adjustments:
Reclassification adjustment for amortization of actuarial losses	34	24	104	73
Reclassification adjustment for settlement losses	6	—	70	—

Net defined and post-retirement benefit plans adjustments	40	24	174	73

Other comprehensive income (loss), before tax	820	(1,428)	515	1,338
Income tax (expense) benefit related to other comprehensive income	(398)	522	(374)	(583)

Comprehensive income	$16,498	$11,671	$48,873	$35,674

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended July 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$48,732	$34,919
Loss from discontinued operations, net of taxes	—	94

Income from continuing operations	48,732	35,013
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	46,758	38,559
Deferred income taxes	(1,429)	(421)
Share-based compensation expense	9,762	7,303
Provision for bad debt	2,298	1,661
Discount accretion on insurance claims	378	536
Auction rate security credit loss impairment	—	313
Gain on sale of assets	(252)	(1,298)
Income from unconsolidated affiliates, net	(3,924)	(5,380)
Distributions from unconsolidated affiliates	1,983	4,583
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(41,861)	(27,042)
Prepaid expenses and other current assets	1,338	(12,761)
Insurance recoverables	(4,803)	5,261
Other assets and long-term receivables	3,427	7,790
Income taxes payable	12,717	13,455
Retirement plans and other non-current liabilities	(4,444)	(2,119)
Insurance claims	6,321	9,910
Trade accounts payable and other accrued liabilities	7,300	6,794

Total adjustments	35,569	47,144

Net cash provided by continuing operating activities	84,301	82,157
Net cash provided by discontinued operating activities	—	1,623

Net cash provided by operating activities	84,301	83,780

Cash flows from investing activities:
Additions to property, plant and equipment	(21,427)	(23,765)
Proceeds from sale of assets and other	1,255	2,185
Purchase of businesses, net of cash acquired	(191,344)	(5,640)
Investments in unconsolidated affiliates	(101)	—
Proceeds from redemption of auction rate security	5,000	—

Net cash used in investing activities	(206,617)	(27,220)

Cash flows from financing activities:
Proceeds from exercises of stock options (including income tax benefit)	9,777	10,055
Dividends paid	(24,250)	(23,425)
Deferred financing costs paid	—	(14)
Borrowings from line of credit	768,000	604,000
Repayment of borrowings from line of credit	(634,519)	(652,000)
Changes in book cash overdrafts	1,454	7
Other	(2,917)	—

Net cash provided by (used in) financing activities	117,545	(61,377)

Net decrease in cash and cash equivalents	(4,771)	(4,817)
Cash and cash equivalents at beginning of year	43,459	26,467

Cash and cash equivalents at end of period	$38,688	$21,650

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(continued from previous page)

	Nine Months Ended July 31,
(in thousands)	2013	2012
Supplemental Data:
Cash paid for income taxes, net of refunds received	$15,802	$8,928
Tax effect from exercise of options	22	—
Cash received from exercise of options	9,755	10,051
Interest paid on line of credit	5,903	4,139

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) filed with the U.S. Securities and Exchange Commission (“SEC”) in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. Unless otherwise noted, all references to years are to our fiscal year, which ends on October 31.

In the opinion of our management, our unaudited consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments considered necessary by management to fairly state the financial position, results of operations, and cash flows for the interim periods presented. Interim results of operations are not necessarily indicative of the results for the full year.

The accounting policies applied in the accompanying Financial Statements are the same as those applied in our audited consolidated financial statements as of and for the year ended October 31, 2012, contained in our 2012 Annual Report on Form 10-K, unless indicated otherwise.

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

The Building & Energy Solutions segment also includes our franchised operations under the Linc Network, TEGG, CurrentSAFE, and GreenHomes America brands which provide electrical preventive and predictive maintenance solutions, the recently acquired HHA Services, Inc. (“HHA”), and the assets and business of Calvert-Jones Company, Inc. (“Calvert-Jones”).

Other

This segment includes Air Serv which provides integrated facility solutions services for airlines and freight companies at airports primarily in the United States. Services include passenger assistance, wheelchair operations, cabin cleaning, cargo handling, shuttle bus operations, access control, and janitorial services, among others.

Parking Revenue Presentation

Our Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from our managed parking lot clients. Parking revenues related solely to the reimbursement of expenses totaled $75.4 million and $75.6 million for the three months ended July 31, 2013 and 2012, respectively, and $227.5 million and $229.7 million for the nine months ended July 31, 2013 and 2012, respectively.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. In situations where the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. While early adoption is permitted, we expect to adopt ASU 2013-11 on November 1, 2014. We do not expect the adoption of these new presentation requirements to have a material impact on our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued Accounting Standards Update No. 2013-10 (“ASU 2013-10”), Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The update permits the use under Topic 815 of the Fed Funds Effective Swap Rate as a benchmark interest rate for hedge accounting purposes in addition to the interest rates on direct treasury obligations of the U.S. Government and the London Interbank Offered Rate (“LIBOR”). The update also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective immediately and can be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not expect the adoption of ASU 2013-10 to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share amounts)	2013	2012	2013	2012
Income from continuing operations	$16,076	$12,626	$48,732	$35,013
Loss from discontinued operations, net of taxes	—	(49)	—	(94)

Net income	$16,076	$12,577	$48,732	$34,919

Weighted-average common and common equivalent shares outstanding—Basic	54,950	54,145	54,727	53,863
Effect of dilutive securities:
RSUs	520	363	463	367
Performance shares	444	250	383	269
Stock options	367	242	288	320

Weighted-average common and common equivalent shares outstanding—Diluted	56,281	55,000	55,861	54,819

Net income per common share
Basic	$0.29	$0.23	$0.89	$0.65
Diluted	$0.29	$0.23	$0.87	$0.64

The diluted net income per common share excludes certain stock options, RSUs, and performance shares, since the effect of including these awards would have been anti-dilutive as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Stock options	482	1,208	888	1,131
RSUs	—	105	17	77
Performance shares	—	—	25	—

4. ACQUISITIONS

Air Serv Acquisition

On November 1, 2012, we acquired all of the outstanding stock of Air Serv for an aggregate purchase price of $162.9 million in cash, including a $4.1 million working capital adjustment paid in the second quarter of 2013 (the “Air Serv Acquisition”). Approximately $11.9 million of the cash consideration was placed in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the purchase agreement.

Air Serv provides integrated facility solutions services for airlines and freight companies at airports primarily in the United States. The operations of Air Serv are included in the Other segment as of November 1, 2012, the acquisition date. Included in our consolidated statements of income were revenues of $86.8 million and operating profit of $3.8 million for the three months ended July 31, 2013, and revenues of $250.6 million and operating profit of $8.7 million for the nine months ended July 31, 2013.

HHA Acquisition

On November 1, 2012, we acquired all of the outstanding stock of HHA for an aggregate purchase price of $33.7 million in cash, including a $0.6 million working capital adjustment received in the third quarter of 2013 (the “HHA Acquisition”). Approximately $1.4 million of the cash consideration remains in an escrow account to satisfy any applicable indemnification claims pursuant to the terms of the purchase agreement.

HHA provides facility solutions, including housekeeping, laundry, patient assist, plant maintenance, and food services, to hospitals, healthcare systems, long-term care facilities, and retirement communities. The operations of HHA are included in the Building & Energy Solutions segment as of November 1, 2012, the acquisition date. Included in our consolidated statements of income were revenues of $13.6 million and operating profit of $0.7 million for the three months ended July 31, 2013, and revenues of $39.5 million and operating profit of $1.0 million for the nine months ended July 31, 2013.

Calvert-Jones Acquisition

On November 1, 2012, we acquired substantially all of the assets and assumed certain liabilities of Calvert-Jones for a cash purchase price of $6.3 million, which is subject to an additional working capital adjustment (the “Calvert-Jones Acquisition”). Approximately $0.7 million of the cash consideration was placed in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the purchase agreement.

Calvert-Jones provides mechanical and energy efficient products and solutions in the Washington, D.C. area. The operations of Calvert-Jones are included in the Building & Energy Solutions segment as of November 1, 2012, the acquisition date. Included in our consolidated statements of income were revenues of $5.3 million and operating profit of $0.6 million for the three months ended July 31, 2013, and revenues of $13.7 million and operating profit of $0.5 million for the nine months ended July 31, 2013.

Allocation of Consideration Transferred to Acquire Air Serv, HHA, and Calvert-Jones

The following table summarizes the allocation of consideration transferred to acquire Air Serv, HHA, and Calvert-Jones and the amounts of identified assets acquired and liabilities assumed at the acquisition date.

(in thousands)	Air Serv	HHA	Calvert-Jones
Purchase price:

Total cash consideration	$162,881	$33,680	$6,250

Allocated to:
Cash and cash equivalents	$10,686	$832	$—
Trade accounts receivable	52,749	3,161	1,329
Prepaid expenses and other	5,559	942	441
Property, plant and equipment	17,488	123	49
Other intangible assets	44,610	15,000	2,600
Goodwill	88,149	23,796	4,196
Other assets	27	468	—
Trade accounts payable	(4,609)	(639)	(1,200)
Accrued liabilities	(25,478)	(4,587)	(861)
Insurance claims	(9,311)	—	—
Net deferred income tax liabilities	(10,104)	(5,399)	—
Other	(6,885)	(17)	(304)

Net assets acquired	$162,881	$33,680	$6,250

The amount allocated to goodwill for Air Serv and HHA is reflective of our identification of buyer-specific synergies that we anticipate will be realized by, among other things, reducing duplicative positions and back office functions and by reducing professional fees and other services. Goodwill is also attributable to expected long-term business growth through the expansion of our vertical market expertise in servicing the end-to-end needs of airlines, airport authorities, and healthcare service markets. None of the goodwill associated with the acquisitions of Air Serv and HHA will be amortizable for income tax purposes as we acquired all of the outstanding stock of these companies.

Goodwill for the Calvert-Jones acquisition is attributable to projected long-term business growth through our expansion of existing vertical and geographic market offerings in building and energy solutions. A significant portion of the goodwill associated with the Calvert-Jones acquisition is expected to be amortizable for income tax purposes.

Other intangible assets primarily consist of customer contracts and relationships with a weighted-average life of 15 years for Air Serv, 13 years for HHA, and 12 years for Calvert-Jones.

The preliminary estimated fair value of trade accounts receivable acquired in the Air Serv Acquisition reflects gross contractual amounts of $53.1 million, of which $0.4 million is expected to be uncollectable. The preliminary estimated fair value of trade accounts receivable acquired in the HHA and Calvert-Jones acquisitions approximates the contractual amounts.

We have incurred combined acquisition-related costs of $1.2 million, of which $0.3 million have been incurred during the nine months ended July 31, 2013. These expenses are included in selling, general and administrative expenses in the accompanying unaudited consolidated statements of income.

Assuming these acquisitions were made at November 1, 2011, the consolidated pro forma results would not be materially different from reported results.

TEGG and CurrentSAFE Acquisition

On May 1, 2012, we acquired substantially all of the assets and assumed certain liabilities of TEGG Corporation (“TEGG”) and CurrentSAFE Corporation (“CurrentSAFE”) and also acquired certain software technology from TEGG’s shareholder, for an aggregate purchase price of $5.5 million in cash, net of cash acquired. The purchase price reflects a $0.1 million working capital adjustment received in the fourth quarter of 2012. Approximately $0.5 million of the cash consideration was placed in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the purchase agreement. The assets acquired represent the franchise operations of TEGG and CurrentSAFE, and through this acquisition we expanded our electrical services to include electrical preventive and predictive maintenance solutions. The acquired net assets and results from operations have been included in the Building & Energy Solutions segment since May 1, 2012, the acquisition date. Assuming this acquisition was made at November 1, 2011, the consolidated pro forma results would not be materially different from reported results.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the fair value hierarchy, carrying amounts, and fair values of our financial instruments that are measured on a recurring basis and other select significant financial instruments as of July 31, 2013 and October 31, 2012:

		July 31, 2013		October 31, 2012
(in thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan (1)	1	$5,219	$5,219	$5,029	$5,029
Investments in auction rate securities (2)	3	12,994	12,994	17,780	17,780
Interest rate swaps (3)	2	413	413	—	—

		18,626	18,626	22,809	22,809

Other select financial asset
Cash and cash equivalents (4)	1	38,688	38,688	43,459	43,459

Total		$57,314	$57,314	$66,268	$66,268

Financial liability measured at fair value on a recurring basis
Interest rate swap (3)	2	$98	$98	$214	$214
Other select financial liability
Line of credit (5)	2	348,481	348,481	215,000	215,000

Total		$348,579	$348,579	$215,214	$215,214

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

(4)	Cash and cash equivalents are stated at nominal value, which equals fair value.

(5)

Represents outstanding borrowings under our $650.0 million five-year syndicated line of credit. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit approximates the fair value. See Note 8, “Line of Credit,” for more information.

Our non-financial assets, which include goodwill and long lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we would evaluate the non-financial assets for impairment. If an impairment were to occur, the asset or liability would be recorded at the estimated fair value.

During the nine months ended July 31, 2013, we had no transfers of assets or liabilities between any of the above hierarchy levels.

6. AUCTION RATE SECURITIES

At October 31, 2012, we held investments in auction rate securities from four different issuers having an original principal amount of $5.0 million each (aggregating $20.0 million). During the nine months ended July 31, 2013, one of the auction rate securities was redeemed by the issuer at its par value of $5.0 million. No gain or loss was recognized upon its redemption. These auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007.

At July 31, 2013 and October 31, 2012, the estimated fair values of these securities, in total, were approximately $13.0 million and $17.8 million, respectively.

As of July 31, 2013, none of our auction rate securities were in an unrealized loss position. As of October 31, 2012, two of our auction rate securities, with an aggregate fair value of $7.8 million, were in a continuous unrealized loss position for less than twelve months and the remaining two auction rate securities, with an aggregate fair value of $10.0 million, were not in an unrealized loss position.

The following table presents the significant assumptions used to determine the fair values of our auction rate securities at July 31, 2013 and October 31, 2012:

Assumption	July 31, 2013	October 31, 2012
Discount rates	L + 0.36% - L + 3.16%	L + 1.37% - L + 6.86%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00% - L + 3.50%
Average expected lives	4 - 10 years	4 - 10 years

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

The following tables present the changes in the cost basis and fair values of our auction rate securities as of July 31, 2013 and October 31, 2012:

(in thousands)	Cost Basis	Fair Value (Level 3)
Balance at November 1, 2012	$17,994	$17,780
Unrealized gains included in accumulated other comprehensive loss	—	214
Redemption of security by issuer	(5,000)	(5,000)

Balance at July 31, 2013	$12,994	$12,994

(in thousands)	Cost Basis	Fair Value (Level 3)
Balance at November 1, 2011	$18,307	$15,670
Unrealized gains included in accumulated other comprehensive loss	—	2,110
Other-than-temporary credit loss recognized in earnings	(313)	—

Balance at October 31, 2012	$17,994	$17,780

At July 31, 2013, there were no unrealized gains or losses recorded in accumulated other comprehensive loss (“AOCL”). At October 31, 2012, unrealized losses of $0.2 million ($0.1 million net of taxes) were recorded in AOCL.

7. INSURANCE

We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million of exposure on a per-claim basis either through deductibles or self-insurance retentions. Beyond the retained exposures, we have varying primary policy limits between $1.0 million and $5.0 million per occurrence. As of July 31, 2013, to cover general liability losses above these primary limits, we maintained commercial insurance umbrella policies that provide $200.0 million of coverage. Workers’ compensation liability losses have unlimited coverage due to statutory regulations. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide $75.0 million of coverage. We are also self-insured for certain employee medical and dental plans. We retain up to $0.4 million of exposure on a per claim basis under our medical plan.

We had insurance claims reserves totaling $359.8 million and $343.8 million at July 31, 2013 and October 31, 2012, respectively. The balance at July 31, 2013 and October 31, 2012 includes $6.1 million and $13.0 million in reserves, respectively, related to our medical and dental self-insured plans. We also had insurance recoverables totaling $69.3 million and $64.5 million at July 31, 2013 and October 31, 2012.

During the three months ended July 31, 2013, our annual actuarial evaluations were performed for the majority of our casualty insurance programs (excluding a portion of the claims existing from certain previously acquired businesses). As a result of these evaluations, it was determined that there were unfavorable developments in certain general liability, automobile liability, and workers’ compensation claims for various policy years prior to 2013.

Certain general liability claims related to earlier policy years reflected loss development that was measurably higher than previously estimated. The majority of the adverse impact seen in the general liability program was the result of claim development in two jurisdictions - California and New York. A similar trend was also experienced in our automobile liability program, which was largely attributable to considerable changes in a small population of the automobile liability claim pool.

In California, a jurisdiction in which we maintain a significant presence, the workers’ compensation claim development patterns warranted an unfavorable adjustment to our insurance reserves. In response to California’s challenging workers’ compensation environment, we undertook several claim expense reduction initiatives to resolve claims at an accelerated pace where feasible. Conversely, the workers’ compensation loss patterns in states other than California warranted a favorable adjustment which partially offset the adverse development experienced in California.

After analyzing the historical loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our expected reserves for prior year claims, which resulted in an increase in the related insurance expense of $9.9 million during the nine months ended July 31, 2013 and was recorded as part of Corporate expenses, consistent with prior periods.

Insurance reserve adjustments resulting from periodic actuarial evaluations of ultimate losses relating to years prior to 2012 during the nine months ended July 31, 2012 were $9.5 million. During the fourth quarter of 2013, actuarial assessments using recent claim development experience are expected to be completed for several of our remaining insurance programs, which are primarily related to certain previously acquired businesses, and may result in additional expense recognition during the period.

We had the following standby letters of credit, surety bonds, and restricted insurance deposits outstanding at July 31, 2013 and October 31, 2012, to collateralize our self-insurance obligations:

(in thousands)	July 31, 2013	October 31, 2012
Standby letters of credit	$103,901	$104,968
Surety bonds	39,344	34,933
Restricted insurance deposits	28,478	31,720

Total	$171,723	$171,621

8. LINE OF CREDIT

On November 30, 2010, we entered into a five-year syndicated credit agreement (“Credit Agreement”) that replaced our then-existing $450.0 million syndicated credit agreement dated November 14, 2007. The Credit Agreement provides for revolving loans, swing line loans, and letters of credit up to an aggregate amount of $650.0 million (the “Facility”). At our option, we may increase the size of the Facility to $850.0 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders). During the year ended October 31, 2011, the Credit Agreement was amended to reduce the borrowing spread interest on loans, extend the maturity date to September 8, 2016, and revise certain defined terms.

Borrowings under the Facility bear interest at a rate equal to an applicable margin plus, at our option, either a (a) eurodollar rate (generally LIBOR) or (b) base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time, and (3) the eurodollar rate plus 1.00%. The applicable margin is a percentage per annum varying from zero to 0.75% for base rate loans and 1.00% to 1.75% for eurodollar loans, based upon our leverage ratio.

We also pay a commitment fee, based on the leverage ratio, payable quarterly in arrears, ranging from 0.225% to 0.300% on the average daily unused portion of the Facility. For purposes of this calculation, irrevocable standby letters of credit, issued primarily in conjunction with our self-insurance program, and cash borrowings are included as outstanding under the Facility.

The Credit Agreement contains certain leverage and liquidity covenants that require us to maintain a maximum leverage ratio of 3.25 to 1.0 at the end of each fiscal quarter, a minimum fixed charge coverage ratio of 1.50 to 1.0 at any time, and a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholder’s equity, beginning on November 30, 2010, each as further described in the Credit Agreement, as amended. We were in compliance with all covenants as of July 31, 2013.

If an event of default occurs under the Credit Agreement, including certain cross-defaults, insolvency, change in control, and violation of specific covenants, among others, the lenders can terminate or suspend our access to the Facility, declare all amounts outstanding under the Facility, including all accrued interest and unpaid fees, to be immediately due and payable, and may also require that we cash collateralize the outstanding standby letters of credit obligations.

The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swing line advances, the financing of capital expenditures, and other general corporate purposes, including acquisitions. As of July 31, 2013, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $348.5 million and $103.9 million, respectively. As of October 31, 2012, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $215.0 million and $105.0 million, respectively.

At July 31, 2013 and October 31, 2012, we had up to $197.6 million and $330.0 million borrowing capacity, respectively, under the Facility, the availability of which is subject to and may be limited by compliance with the covenants described above.

Interest Rate Swaps

During the nine months ended July 31, 2013, we entered into a series of interest rate swap agreements with effective start dates of March 18, 2013 and April 11, 2013 totaling an underlying aggregate notional amount of $155.0 million, pursuant to which we receive variable interest payments based on LIBOR and pay fixed interest at rates ranging from 0.44% to 0.47%. These interest rate swaps will mature between March 18, 2016 and April 11, 2016 and are structured to hedge the interest rate risk associated with our floating-rate, LIBOR-based borrowings under the Facility. The swaps were designated and accounted for as cash flow hedges from inception.

On October 19, 2010, we entered into a three-year forward starting interest rate swap agreement with an effective start date of February 24, 2011 and an underlying notional amount of $25.0 million, pursuant to which we receive variable interest payments based on LIBOR and pay fixed interest at a rate of 0.89%. This interest rate swap will mature on February 24, 2014 and is structured to hedge the interest rate risk associated with our floating-rate, LIBOR-based borrowings under the Facility. The swap was designated and accounted for as a cash flow hedge from inception.

We recognize all interest rate swaps on the balance sheet at fair value. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. See Note 5, “Fair Value of Financial Instruments,” for more information.

Each of the swap derivatives is designated as a cash flow hedge, and the effective portion of the derivative’s mark-to-market gain or loss is initially reported as a component of AOCL and subsequently reclassified into earnings when the hedged transactions occur and affect earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Interest payables and receivables under the swap agreements are accrued and recorded as an adjustment to interest expense.

As of July 31, 2013, the fair value of the interest rate swap assets was $0.4 million, which was included in “Other investments and long-term receivables” on the accompanying unaudited consolidated balance sheets. As of July 31, 2013 and October 31, 2012, the fair value of the interest rate swap liability was $0.1 million and $0.2 million, respectively, which was included in “Retirement plans and other” on the accompanying unaudited consolidated balance sheets. The amount of gains and losses included in AOCL were $0.3 million ($0.2 million, net of taxes) and $0.2 million ($0.1 million, net of taxes) at July 31, 2013 and October 31, 2012, respectively.

Unrealized net gains related to the interest rate swap contracts that are expected to be reclassified from AOCL to earnings during the next 12 months were $0.1 million at July 31, 2013.

The following tables set forth the effect of our interest rate swap contracts on the Financial Statements for the three and nine months ended July 31, 2013 and 2012:

	Amount of gain (loss) recognized in AOCL on derivative (effective portion)
(in thousands)	Three Months Ended July 31,		Nine Months Ended July 31,
Derivatives designated as cash flow hedging relationships	2013	2012	2013	2012
Interest rate swaps	$785	$(49)	$236	$(117)

	Amount of loss reclassified from AOCL into income (effective portion)
(in thousands)	Three Months Ended July 31,		Nine Months Ended July 31,
Location of loss reclassified from AOCL into income	2013	2012	2013	2012
Interest expense	$149	$42	$292	$121

9. BENEFIT PLANS

The components of net periodic benefit cost of the defined benefit and other post-retirement benefit plans for the three and nine months ended July 31, 2013 and 2012 were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Defined Benefit Plans
Service cost	$—	$12	$—	$36
Interest	99	124	299	372
Expected return on assets	(102)	(122)	(308)	(365)
Amortization of actuarial loss	33	24	101	73
Settlement loss recognized	6	—	43	—

Net expense	$36	$38	$135	$116

Post-Retirement Benefit Plans
Service cost	$4	$3	$10	$9
Interest	50	62	152	185
Settlement loss recognized	—	—	27	—
Amortization of actuarial loss	1	—	3	—

Net expense	$55	$65	$192	$194

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bonds

We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. At July 31, 2013, these surety bonds and letters of credit totaled approximately $307.8 million and $104.1 million, respectively. Included in the total amount of surety bonds is $97.0 million of bonds with an effective date starting after July 31, 2013.

Legal Matters

We have been named a defendant in various proceedings arising in the ordinary course of business, including class actions and purported class actions. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. In accordance with FASB Accounting Standards Codification 450-20, Loss Contingencies, we accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred. At July 31, 2013, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $1.6 million.

We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $96.1 million, including the possible $94.2 million impact of the Augustus case noted below. Factors underlying this estimated range of loss will change from time to time, and actual results may vary significantly from this estimate. Those matters for which we cannot reasonably estimate potential losses are not included within this estimated range and, therefore, this range does not represent our maximum potential loss exposure.

We are a defendant in a number of lawsuits, including but not limited to, the following lawsuits related to alleged violations of federal and/or state wage-and-hour laws or allegations of sexual harassment, discrimination, or retaliation:

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

Augustus

The Augustus case is a certified class action involving allegations that we violated certain state laws relating to rest breaks. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, which sought damages in the amount of $103.1 million, and we filed a motion for decertification of the class. On July 6, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”) heard plaintiffs’ motion for damages on the rest break claim and our motion to decertify the class. On July 31, 2012, the Superior Court denied our motion and entered judgment in favor of plaintiffs in the amount of approximately $89.7 million. This amount did not include plaintiffs’ attorneys’ fees. We filed a notice of appeal on August 29, 2012. The plaintiffs filed three separate motions for attorneys’ fees. One motion sought attorneys’ fees from the common fund. The common fund refers to the approximately $89.7 million judgment entered in favor of the plaintiffs. The other two motions sought attorneys’ fees from us in an aggregate amount of approximately $12.4 million. On October 12, 2012, we filed oppositions to the two fee motions seeking attorneys’ fees from the Company. On January 14, 2013, the Superior Court heard all three fee motions and it granted plaintiffs’ fee motion with respect to the common fund in full. The Superior Court denied one fee motion in its entirety and reduced the other fee motion to approximately $4.5 million. This $4.5 million is included in the range of loss for all reasonably possible losses noted above. We have appealed the Superior Court’s rulings and on April 30, 2013, the Court agreed to consolidate the appeals. We strongly disagree with the decisions of the Superior Court both with respect to the underlying case and with respect to the award of attorneys’ fees and costs. We firmly believe that we have complied with applicable law.

Bojorquez

We are a defendant in the Bojorquez case. Plaintiff brought suit for sexual harassment, retaliation, and failure to prevent harassment and discrimination. On May 17, 2012, a jury awarded the plaintiff approximately $0.8 million in damages. We have appealed this decision. On April 11, 2013, the Court awarded plaintiff attorneys’ fees in the amount of $2.5 million. If we prevail in our appeal of the jury’s verdict, the Court’s award of plaintiff’s attorneys’ fees will be reversed.

Bucio

The Bucio case is a purported class action involving allegations that we failed to track work time and provide breaks. On April 19, 2011, the trial court held a hearing on plaintiffs’ motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs’ motion to certify the class. On May 11, 2011, the plaintiffs filed a motion to reconsider, which was denied. The plaintiffs have appealed the class certification issues. The trial court stayed the underlying lawsuit pending the decision in the appeal. On August 30, 2012, the plaintiffs filed their appellate brief on the class certification issues. We filed our responsive brief on November 15, 2012. Oral argument relating to the appeal has not been scheduled.

We expect to prevail in these ongoing cases. However, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs in one or more of these cases, or other cases, do prevail, the results may have a material effect on our financial position or cash flows.

Other

During October 2011, we began an internal investigation into matters relating to compliance with the U.S. Foreign Corrupt Practices Act and our internal policies in connection with services provided by a foreign entity affiliated with a former joint venture partner of The Linc Group, LLC (“Linc”). Such services commenced prior to the acquisition of Linc. As a result of the investigation, we caused Linc to terminate its association with the arrangement. In December 2011, we contacted the U.S. Department of Justice and the SEC to voluntarily disclose the results of our internal investigation to date, and we are cooperating with the government’s investigation. We cannot reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, we do not believe that these matters will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

11. INCOME TAXES

The quarterly provision for income taxes is calculated using an estimated annual effective income tax rate, adjusted for discrete items that occur during the reporting period. The effective tax rates on income from continuing operations for the three months ended July 31, 2013 and 2012 were 40.4% and 41.3%, respectively.

The effective tax rates on income from continuing operations for the nine months ended July 31, 2013 and 2012 were 35.8% and 38.8%, respectively. The effective tax rate for the nine months ended July 31, 2013 decreased over the nine months ended July 31, 2012 primarily due to discrete tax benefits of $2.9 million related to a retroactive reinstatement of federal employment-based tax credits during 2013, partially offset by discrete adjustments of $1.2 million for employment-based tax credits during 2012. Without the discrete items, our estimated annual effective tax rate for 2013 is expected to be 39.4%.

At July 31, 2013, we had unrecognized tax benefits of $88.9 million, all of which, if recognized in the future, would affect our effective tax rate. Approximately $0.6 million of our unrecognized tax benefits have been recorded as a current liability. We include interest and penalties related to uncertain tax positions in income tax expense. As of July 31, 2013, we had accrued interest related to uncertain tax positions of $1.7 million.

Our major tax jurisdiction is the United States. The U.S. federal income tax returns for ABM, Linc entities that are taxable as corporations, HHA, and Air Serv remain open for examination for the periods ending October 31, 2010 through October 31, 2012; December 31, 2009 through December 31, 2010; December 31, 2009 through October 31, 2012; and June 30, 2010 through October 31, 2012, respectively. Air Serv is currently being examined by the Internal Revenue Service for its June 30, 2011 tax year. We do business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. In major state jurisdictions, the tax years 2008-2012 remain open and subject to examination by the appropriate tax authorities. We are currently being examined by the taxing authorities in the state of Florida and in the Commonwealth of Puerto Rico.

12. SEGMENT INFORMATION

In periods prior to the first quarter of 2013, our reportable segments consisted of Janitorial, Parking, Security, and Facility Solutions. Effective in the first quarter of 2013, we now have six reportable segments: Janitorial, Facility Services, Parking, Security, Building & Energy Solutions, and Other. See Note 2, “Basis of Presentation,” for additional information regarding our new segment structure. Prior period segment results have been restated to conform to the new segment reporting structure.

Corporate expenses not allocated to segments, among other items, include:

•	certain CEO and other finance and human resource departmental costs;

•	certain information technology costs;

•	share-based compensation costs;

•	certain legal costs and settlements;

•	adjustments resulting from current actuarial developments of self-insurance reserves related to claims incurred in prior years; and

•	direct acquisition costs.

Financial information for each segment is summarized below:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Revenues:
Janitorial	$621,837	$602,459	$1,836,585	$1,790,246
Facility Services	152,751	143,672	456,581	424,188
Parking	154,005	154,980	456,868	461,110
Security	96,203	91,602	284,412	272,474
Building & Energy Solutions	104,887	86,231	286,770	262,038
Other	86,845	—	250,592	—
Corporate	240	291	700	208

	1,216,768	1,079,235	3,572,508	3,210,264

Operating profit:
Janitorial	34,400	34,850	100,553	98,852
Facility Services	7,029	5,787	19,304	16,273
Parking	8,104	7,768	19,061	18,610
Security	4,049	2,962	7,817	4,819
Building & Energy Solutions	6,734	3,689	10,053	7,622
Other	3,776	—	8,678	—
Corporate	(33,736)	(31,192)	(79,750)	(83,980)
Adjustment for income from unconsolidated affiliates, net included in Building & Energy Solutions	(1,658)	(691)	(4,095)	(2,364)

	28,698	23,173	81,621	59,832

Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	—	—	(313)
Income from unconsolidated affiliates, net	1,596	747	3,924	5,380
Interest expense	(3,335)	(2,407)	(9,678)	(7,682)

Income from continuing operations before income taxes	$26,959	$21,513	$75,867	$57,217

13. SUBSEQUENT EVENTS

On August 1, 2013, we acquired certain assets and assumed certain liabilities of Blackjack Promotions Limited, a specialized staffing and marketing firm that serves airport operators, retailers, and other clients in the United Kingdom and Europe, for a cash purchase price of $5.3 million, subject to certain post-closing adjustments.

On September 1, 2013, we acquired certain assets and assumed certain liabilities of BEST - Infrared Services, Inc. (“BEST”), an electrical testing and maintenance firm specializing in a broad range of infrared inspections, system testing, power quality monitoring, and hazard detection services in commercial and industrial buildings. The aggregate purchase price for this acquisition was $4.0 million, consisting of $3.0 million in cash, and $1.0 million in deferred consideration which could be adjusted at the end of the third year following the consummation date of the acquisition based on a predefined income metric. Total purchase consideration is also subject to a working capital adjustment.

The accounting for these acquisitions was incomplete at the time the Financial Statements were issued. Accordingly, it is impracticable for the Company to make certain business combination disclosures such as the acquisition date fair value of assets acquired and liabilities assumed, assets or liabilities arising from contingencies, the amount of goodwill, and intangibles acquired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its consolidated subsidiaries (hereinafter collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes (“Financial Statements”) and our Annual Report on Form 10-K for the year ended October 31, 2012 (the “Annual Report”), which has been filed with the Securities and Exchange Commission (“SEC”). The MD&A may contain forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may differ materially from those we currently anticipate. See “Forward-Looking Statements.” Unless otherwise noted, all information in the discussion and references to years are based on our fiscal year, which ends on October 31. Our MD&A is comprised of the following sections:

•	Business Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Critical Accounting Policies and Estimates

•	Recent Account Pronouncements

Business Overview

ABM is a leading provider of end-to-end integrated facility solutions services to thousands of commercial, governmental, industrial, institutional, retail, and residential facilities located primarily throughout the United States. Our comprehensive capabilities include expansive facility solutions, energy solutions, commercial cleaning, maintenance and repair, HVAC, electrical, landscaping, parking, and security services, provided through stand-alone or integrated solutions.

Strategy and Outlook

Our strategy includes the expansion of our vertical market expertise in servicing the end-to-end needs of clients in certain industries. We expect to achieve our long-term growth opportunities through strategic acquisitions and through organic growth while maintaining desirable profit margins and keeping overall costs low. Additionally, we continue to assess the impact that the annual federal budget and U.S. Government policy and strategy changes will have on our government clients and our business.

In 2012, we further developed a platform to deliver an end-to-end service model to our clients. As a result, beginning in the first quarter of 2013, we realigned our operational structure to an onsite, mobile, and on-demand market-based structure. This realignment will continue through 2013 and 2014 and should improve our long-term growth prospects and provide higher margin opportunities by giving us the ability to better deliver end-to-end services to clients located in urban, suburban, and rural areas.

On November 1, 2012, we acquired Air Serv Corporation (“Air Serv”), a provider of integrated facility solutions services for airlines and freight companies, and HHA Services, Inc. (“HHA”), a provider of housekeeping, laundry, patient assist, plant maintenance, and food services to hospitals, healthcare systems, long-term care facilities, and retirement communities. The purchase prices for the Air Serv and HHA acquisitions were $162.9 million and $33.7 million, respectively. The Air Serv and HHA acquisitions should allow us to significantly expand our vertical market expertise in servicing the end-to-end needs of airlines, airport authorities, and healthcare service markets.

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

The Building & Energy Solutions segment also includes our franchised operations under the Linc Network, TEGG, CurrentSAFE, and GreenHomes America brands which provide electrical preventive and predictive maintenance solutions, the recently acquired HHA, and the assets and business of Calvert-Jones Company, Inc. (“Calvert-Jones”).

Other

This segment includes Air Serv which provides integrated facility solutions services for airlines and freight companies at airports primarily in the United States. Services include passenger assistance, wheelchair operations, cabin cleaning, cargo handling, shuttle bus operations, access control, and janitorial services, among others.

Air Serv, headquartered in Atlanta, Georgia, provides integrated facility solutions services for airlines and freight companies at airports primarily in the United States. Air Serv operates in forty-four airports in the United States and six in the United Kingdom. Clients include most domestic air carriers, such as Delta, United, American, US Airways, Jet Blue, and Southwest, as well as airport authorities in certain locations. Most of Air Serv’s revenues are derived under long-term contracts that average approximately three years in duration. As a result of the acquisition, we expect to significantly expand our vertical market expertise in servicing the end-to-end needs of airlines and airport authorities.

Financial and Operating Summary

•	Revenues increased by $137.5 million and $362.2 million, during the three and nine months ended July 31, 2013, respectively. The increase in revenues was attributed to the following:

•

The businesses acquired on November 1, 2012, namely Air Serv, HHA, and Calvert-Jones (collectively, the “November Acquisitions”), contributed $105.7 million and $303.8 million of additional revenues during the three and nine months ended July 31, 2013, respectively.

•

The Janitorial, Facility Services, and Security segments experienced organic growth that contributed additional revenues of $33.1 million and $90.7 million during the three and nine months ended July 31, 2013, respectively.

Those revenue increases were partially offset by:

•

Sales in the Building & Energy Solutions segment, excluding revenues related to the HHA and Calvert-Jones acquisitions, slightly decreased during the three months ended July 31, 2013 and decreased by $28.5 million during the nine months ended July 31, 2013, as compared to the same periods in the prior year. This decrease was primarily a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013, the impact of which was partially offset by an increase in revenues from new commercial service and maintenance contracts in 2013, including new bundled energy solutions contracts.

•	Operating profit increased by $5.5 million and $21.8 million, during the three and nine months ended July 31, 2013, respectively. The increase in operating profit was attributed to the following:

•	The November Acquisitions contribution of $5.1 million and $10.2 million of additional operating profit during the three and nine months ended July 31, 2013, respectively;

•	Contributions from the organic growth experienced in the Janitorial, Facility Services, and Security segments;

•	A reduction in legal fees and costs associated with the settlement of certain legal cases in the three and nine months ended July 31, 2012;

•	Lower payroll and payroll-related expenses as a result of one less working day in the nine months ended July 31, 2013;

partially offset by:

•	Higher initial costs incurred on new contracts, including higher labor costs, which in the short term have negatively impacted margins.

•	Net cash provided by operating activities was $84.3 million in the nine months ended July 31, 2013.

•	Dividends of $24.3 million were paid to shareholders and dividends of $0.45 per common share were declared during the nine months ended July 31, 2013.

•	As of July 31, 2013, total outstanding borrowings under our line of credit were $348.5 million, and we had up to $197.6 million borrowing capacity under the line of credit.

•	Insurance

•

During the three months ended July 31, 2013, our annual actuarial evaluations were performed for the majority of our casualty insurance programs (excluding a portion of the claims existing from certain previously acquired businesses). As a result of these evaluations, it was determined that there were unfavorable developments in certain general liability, automobile liability, and workers’ compensation claims for various policy years prior to 2013.

•

Certain general liability claims related to earlier policy years reflected loss development that was measurably higher than previously estimated. The majority of the adverse impact seen in the general liability program was the result of claim development in two jurisdictions - California and New York. A similar trend was also experienced in our automobile liability program, which was largely attributable to considerable changes in a small population of the automobile liability claim pool.

•

In California, a jurisdiction in which we maintain a significant presence, the workers’ compensation claim development patterns warranted an unfavorable adjustment to our insurance reserves. In response to California’s challenging workers’ compensation environment, we undertook several claim expense reduction initiatives to resolve claims at an accelerated pace where feasible. Conversely, the workers’ compensation loss patterns in states other than California warranted a favorable adjustment which partially offset the adverse development experienced in California.

•

After analyzing the historical loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our expected reserves for prior year claims, which resulted in an increase in the related insurance expense of $9.9 million during the nine months ended July 31, 2013 and was recorded as part of Corporate expenses, consistent with prior periods. Insurance reserve adjustments resulting from periodic actuarial evaluations of ultimate losses relating to years prior to 2012 during the nine months ended July 31, 2012 were $9.5 million. During the fourth quarter of 2013, actuarial assessments using recent claim development experience are expected to be completed for several of our remaining insurance programs, which are primarily related to certain previously acquired businesses, and may result in additional expense recognition during the period.

Results of Operations

Three Months Ended July 31, 2013 Compared with the Three Months Ended July 31, 2012

Consolidated

	Three Months Ended July 31,
($ in thousands)	2013	2012	Increase /(Decrease)
Revenues	$1,216,768	$1,079,235	$137,533	12.7%
Expenses
Operating	1,095,766	971,628	124,138	12.8%
Gross margin as a % of revenues	9.9%	10.0%	(0.1)%
Selling, general and administrative	85,329	79,100	6,229	7.9%
As a % of revenues	7.0%	7.3%	(0.3)%
Amortization of intangible assets	6,975	5,334	1,641	30.8%

Total expenses	1,188,070	1,056,062	132,008	12.5%

Operating profit	28,698	23,173	5,525	23.8%
Income from unconsolidated affiliates, net	1,596	747	849	NM*
Interest expense	(3,335)	(2,407)	(928)	38.6%

Income from continuing operations before income taxes	26,959	21,513	5,446	25.3%
Provision for income taxes	(10,883)	(8,887)	(1,996)	22.5%

Income from continuing operations	16,076	12,626	3,450	27.3%
Loss from discontinued operations, net of taxes	—	(49)	49	(100.0)%

Net income	$16,076	$12,577	$3,499	27.8%

*	Not meaningful

Revenues

Revenues increased by $137.5 million, or 12.7%, during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. The increase was primarily related to revenues from the November Acquisitions, which contributed $105.7 million in the third quarter of 2013. The remaining increase in revenues was primarily related to new business and increased scope of work within the Janitorial, Facility Services, and Security segments, which contributed $33.1 million in additional revenues in the third quarter of 2013. Sales in the Building & Energy Solutions segment, excluding revenues related to the HHA and Calvert-Jones acquisitions, slightly decreased as compared to the same period in the prior year. This decrease was primarily a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013, the impact of which was almost entirely offset by an increase in revenues from new commercial service and maintenance contracts in 2013, including new bundled energy solutions contracts.

Operating Expenses

Operating expenses increased by $124.1 million, or 12.8%, during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. The increase in operating expenses was primarily related to the November Acquisitions. As a percentage of revenues, gross margin decreased by 0.1%, to 9.9% in the three months ended July 31, 2013 from 10.0% in the three months ended July 31, 2012. The decrease in gross margin was primarily related to higher initial costs incurred on new contracts, including higher labor costs, which in the short term have negatively impacted margins. This decrease was partially offset by improved margins on certain contracts as a result of increased tag work and the termination of certain lower margin contracts.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $6.2 million, or 7.9%, during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. As a percentage of revenues, selling, general and administrative expenses decreased by 0.3%, to 7.0% in the three months ended July 31, 2013 from 7.3% in the three months ended July 31, 2012.

The increase in selling, general and administrative expenses was primarily related to:

•	$4.0 million of incremental selling, general and administrative expenses of acquired businesses;

•

a $4.0 million increase in salary and salary-related expense as a result of investments in new sales and growth initiatives and a benefit received in 2012 to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants; and

•	a $0.8 million increase in costs associated with our rebranding initiative;

partially offset by:

•	the absence of a $1.8 million settlement paid in the prior year quarter in exchange for a release from certain restrictive covenants in connection with a contract related to a prior divestiture; and

•	a $0.6 million reduction in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture.

Amortization of Intangible Assets

Amortization of intangible assets increased by $1.6 million, or 30.8%, during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. The increase was primarily related to the amortization of acquired intangible assets associated with the November Acquisitions.

Income from Unconsolidated Affiliates, Net

Income from unconsolidated affiliates, net, increased by $0.8 million during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. The increase was primarily related to higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government.

Interest Expense

Interest expense increased by $0.9 million, or 38.6%, during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. The increase was primarily related to an increase in average borrowings under our line of credit to fund the November Acquisitions. The average outstanding balances under our line of credit were $401.4 million and $283.0 million in the three months ended July 31, 2013 and 2012, respectively.

Provision for Income Taxes

The effective tax rate on income from continuing operations for the three months ended July 31, 2013 and 2012 was 40.4% and 41.3%, respectively. The effective tax rate for the three months ended July 31, 2013 remained relatively consistent with the three months ended July 31, 2012.

Segment Information

Segment revenues and operating profits for the three months ended July 31, 2013 and 2012 were as follows:

	Three Months Ended July 31,
($ in thousands)	2013	2012	Increase /(Decrease)
Revenues
Janitorial	$621,837	$602,459	$19,378	3.2%
Facility Services	152,751	143,672	9,079	6.3%
Parking	154,005	154,980	(975)	(0.6)%
Security	96,203	91,602	4,601	5.0%
Building & Energy Solutions	104,887	86,231	18,656	21.6%
Other	86,845	—	86,845	NM*
Corporate	240	291	(51)	(17.5)%

	$1,216,768	$1,079,235	$137,533	12.7%

Operating profit
Janitorial	$34,400	$34,850	$(450)	(1.3)%
Operating profit as a % of revenues	5.5%	5.8%	(0.3)%
Facility Services	7,029	5,787	1,242	21.5%
Operating profit as a % of revenues	4.6%	4.0%	0.6%
Parking	8,104	7,768	336	4.3%
Operating profit as a % of revenues	5.3%	5.0%	0.3%
Security	4,049	2,962	1,087	36.7%
Operating profit as a % of revenues	4.2%	3.2%	1.0%
Building & Energy Solutions	6,734	3,689	3,045	82.5%
Operating profit as a % of revenues	6.4%	4.3%	2.1%
Other	3,776	—	3,776	NM*
Operating profit as a % of revenues	4.3%	—	4.3%
Corporate	(33,736)	(31,192)	(2,544)	(8.2)%
Adjustment for income from unconsolidated affiliates, net included in Building & Energy Solutions	(1,658)	(691)	(967)	NM*

	$28,698	$23,173	$5,525	23.8%

* Not meaningful

Janitorial

	Three Months Ended July 31,
($ in thousands)	2013	2012	Increase /(Decrease)
Revenues	$621,837	$602,459	$19,378	3.2%
Operating profit	34,400	34,850	(450)	(1.3)%
Operating profit as a % of revenues	5.5%	5.8%	(0.3)%

Janitorial revenues increased by $19.4 million, or 3.2%, during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. The increase was primarily related to additional revenues from new business that exceeded contract losses and increases in the scope of work from existing clients.

Operating profit decreased by $0.5 million, or 1.3%, during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. Operating profit margins decreased by 0.3%, to 5.5% in the three months ended July 31, 2013 from 5.8% in the three months ended July 31, 2012. The decrease in operating profit margins was primarily related to higher initial costs incurred on new contracts, including higher labor costs, which in the short term have negatively impacted margins.

Facility Services

	Three Months Ended July 31,
($ in thousands)	2013	2012	Increase
Revenues	$152,751	$143,672	$9,079	6.3%
Operating profit	7,029	5,787	1,242	21.5%
Operating profit as a % of revenues	4.6%	4.0%	0.6%

Facility Services revenues increased by $9.1 million, or 6.3%, during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. The increase was primarily related to additional revenues from increases in the scope of work from existing clients and new business that exceeded contract losses.

Operating profit increased by $1.2 million, or 21.5%, during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. Operating profit margins increased by 0.6%, to 4.6% in the three months ended July 31, 2013 from 4.0% in the three months ended July 31, 2012. The increase in operating profit margins was driven by improved margins on certain contracts in the current quarter and a reduction in general and administrative expenses due to cost control measures.

Parking

	Three Months Ended July 31,
($ in thousands)	2013	2012	Increase /(Decrease)
Revenues	$154,005	$154,980	$(975)	(0.6)%
Operating profit	8,104	7,768	336	4.3%
Operating profit as a % of revenues	5.3%	5.0%	0.3%

The Parking segment reports both revenues and expenses, in equal amounts, for costs directly reimbursed from our managed parking lot clients. Parking revenues related solely to the reimbursement of expenses (referred to as “management reimbursement revenues”) totaled $75.4 million and $75.6 million for the three months ended July 31, 2013 and 2012, respectively.

Parking revenues remained relatively flat during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012.

Operating profit increased by $0.3 million, or 4.3%, during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. Operating profit margins increased by 0.3%, to 5.3% in the three months ended July 31, 2013 from 5.0% in the three months ended July 31, 2012. The increase in operating profit margins was driven by the termination of certain lower margin contracts. The operating profit margin during the three months ended July 31, 2012 was favorably impacted by a legal settlement.

Security

	Three Months Ended July 31,
($ in thousands)	2013	2012	Increase
Revenues	$96,203	$91,602	$4,601	5.0%
Operating profit	4,049	2,962	1,087	36.7%
Operating profit as a % of revenues	4.2%	3.2%	1.0%

Security revenues increased by $4.6 million, or 5.0%, during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. The increase was primarily driven by an increase in tag work revenue from existing clients and additional revenues from new business that exceeded contract losses.

Operating profit increased by $1.1 million, or 36.7%, during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. Operating profit margins increased by 1.0%, to 4.2% in the three months ended July 31, 2013 from 3.2% in the three months ended July 31, 2012. The increase in operating profit margins was primarily driven by higher margins on the increased tag work in the current quarter and a reduction in insurance expense due to favorable workers’ compensation loss cost developments which were primarily due to continuing improvements in severity.

Building & Energy Solutions

	Three Months Ended July 31,
($ in thousands)	2013	2012	Increase
Revenues	$104,887	$86,231	$18,656	21.6%
Operating profit	6,734	3,689	3,045	82.5%
Operating profit as a % of revenues	6.4%	4.3%	2.1%

Building & Energy Solutions revenues increased by $18.7 million, or 21.6%, during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. Revenues in the three months ended July 31, 2013, included $18.9 million in revenues from the HHA and Calvert-Jones acquisitions on November 1, 2012. Excluding the impact of those acquisitions, revenues slightly decreased by $0.2 million, or 0.2%. This decrease was primarily a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013, the impact of which was almost entirely offset by an increase in revenues from new commercial service and maintenance contracts in 2013, including new bundled energy solutions contracts.

Operating profit increased by $3.0 million, or 82.5%, during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. Operating profit in the three months ended July 31, 2013, included $1.5 million in operating profit from the HHA and Calvert-Jones acquisitions. Operating profit margins increased by 2.1%, to 6.4% in the three months ended July 31, 2013 from 4.3% in the three months ended July 31, 2012. The increase in operating profit margins was primarily related to higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government and a reduction in general and administrative expenses due to additional cost control measures, partially offset by higher payroll and payroll-related expenses as a result of increased headcount to support sales initiatives.

Other

	Three Months Ended July 31,
($ in thousands)	2013	2012	Increase
Revenues	$86,845	$—	$86,845	NM*
Operating profit	3,776	—	3,776	NM*
Operating profit as a % of revenues	4.3%	—	4.3%

*	Not meaningful

Revenues and operating profit in the first year of our Other segment, which was created as a result of the November 1, 2012 acquisition of Air Serv, were $86.8 million and $3.8 million, during the three months ended July 31, 2013, respectively. The operating profit for the three months ended July 31, 2013, includes amortization expense of $1.5 million and depreciation expense of $1.6 million relating to the Air Serv acquisition.

As a result of the purchase price allocation, the fair value assigned to customer relationships was $42.0 million, which will be amortized on an accelerated method using the sum-of-the-years’-digits over a weighted-average life of 15 years. The fair value assigned to trademarks and a non-compete agreement was $2.5 million, and it will be amortized on a straight-line basis over 2-3 years. Annual amortization expense for customer relationships, trademarks, and the non-compete agreement in 2013 is estimated at approximately $6.5 million.

Corporate

	Three Months Ended July 31,
($ in thousands)	2013	2012	Increase
Corporate expenses	$(33,736)	$(31,192)	$(2,544)	(8.2)%

Corporate expenses increased by $2.5 million, or 8.2%, during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. The increase in corporate expenses was primarily related to:

•

a $1.6 million benefit received in 2012 to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants;

•	a $1.0 million increase in sales and marketing expenses associated with new growth initiatives; and

•	a $0.8 million increase in costs associated with our rebranding initiative;

partially offset by:

•	the absence of a $1.8 million settlement paid in the prior year quarter in exchange for a release from certain restrictive covenants in connection with a contract related to a prior divestiture; and

•	a $0.6 million reduction in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture.

Nine Months Ended July 31, 2013 Compared with the Nine Months Ended July 31, 2012

Consolidated

	Nine Months Ended July 31,
($ in thousands)	2013	2012	Increase /(Decrease)
Revenues	$3,572,508	$3,210,264	$362,244	11.3%
Expenses
Operating	3,211,858	2,885,964	325,894	11.3%
Gross margin as a % of revenues	10.1%	10.1%	—%
Selling, general and administrative	257,560	248,284	9,276	3.7%
As a % of revenues	7.2%	7.7%	(0.5)%
Amortization of intangible assets	21,469	16,184	5,285	32.7%

Total expenses	3,490,887	3,150,432	340,455	10.8%

Operating profit	81,621	59,832	21,789	36.4%
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	(313)	313	(100.0)%
Income from unconsolidated affiliates, net	3,924	5,380	(1,456)	(27.1)%
Interest expense	(9,678)	(7,682)	(1,996)	26.0%

Income from continuing operations before income taxes	75,867	57,217	18,650	32.6%
Provision for income taxes	(27,135)	(22,204)	(4,931)	22.2%

Income from continuing operations	48,732	35,013	13,719	39.2%
Loss from discontinued operations, net of taxes	—	(94)	94	(100.0)%

Net income	$48,732	$34,919	$13,813	39.6%

Revenues

Revenues increased by $362.2 million, or 11.3%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. The increase was primarily related to revenues from the November Acquisitions, which contributed $303.8 million in the nine months ended July 31, 2013. The remaining increase in revenues was related to new business and increased scope of work within the Janitorial, Facility Services, and Security segments, which contributed $90.7 million in additional revenues in the nine months ended July 31, 2013. This increase in revenues was partially offset by the impact of lower sales in the Building & Energy Solutions segment of $28.5 million, excluding revenues related to the HHA and Calvert-Jones acquisitions. This decrease was primarily a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013, the impact of which was partially offset by an increase in revenues from new commercial service and maintenance contracts in 2013, including new bundled energy solutions contracts.

Operating Expenses

Operating expenses increased by $325.9 million, or 11.3%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. The increase in operating expenses was primarily related to the November Acquisitions. As a percentage of revenues, gross margin remained flat at 10.1% in the nine months ended July 31, 2013 and 2012. The gross margin was positively impacted by lower payroll and payroll-related expenses as a result of one less working day in the nine months ended July 31, 2013 and improved margins on certain contracts as a result of increased tag work and the termination of certain lower margin contracts. Offsetting the positive impact on gross margin were higher initial costs incurred on new contracts, including higher labor costs, which in the short term have negatively impacted margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $9.3 million, or 3.7%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. As a percentage of revenues, selling, general and administrative expenses decreased by 0.5%, to 7.2% in the nine months ended July 31, 2013 from 7.7% in the nine months ended July 31, 2012.

The increase in selling, general and administrative expenses was primarily related to:

•	$12.7 million of incremental selling, general and administrative expenses of acquired businesses;

•

an $8.1 million increase in salary and salary-related expense as a result of investments in new sales and growth initiatives and a benefit received in 2012 to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants; and

•	a $1.8 million increase in restructuring costs associated with the realignment of our operational structure;

partially offset by:

•	a $6.9 million reduction in legal fees and costs associated with the settlement of certain legal cases in 2012;

•	a $3.0 million reduction in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•	the absence of a $1.8 million settlement paid in the prior year period in exchange for a release from certain restrictive covenants in connection with a contract related to a prior divestiture; and

•	$1.7 million lower IT costs as a result of the centralization of our IT datacenters in 2012.

Amortization of Intangible Assets

Amortization of intangible assets increased by $5.3 million, or 32.7%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. The increase was primarily related to the amortization of acquired intangible assets associated with the November Acquisitions.

Income from Unconsolidated Affiliates, Net

Income from unconsolidated affiliates, net, decreased by $1.5 million, or 27.1%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. The decrease was primarily related to our share of gain recognized in 2012 in connection with property sales completed by one of our investments in a low income housing partnership. This decrease was partially offset by higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government.

Interest Expense

Interest expense increased by $2.0 million, or 26.0%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. The increase was primarily related to an increase in average borrowings under our line of credit to fund the November Acquisitions. The average outstanding balances under our line of credit were $424.9 million and $298.4 million in the nine months ended July 31, 2013 and 2012, respectively.

Provision for Income Taxes

The effective tax rates on income from continuing operations for the nine months ended July 31, 2013 and 2012 were 35.8% and 38.8%, respectively. The effective tax rate for the nine months ended July 31, 2013 decreased over the nine months ended July 31, 2012 primarily due to discrete tax benefits of $2.9 million related to a retroactive reinstatement of federal employment-based tax credits during 2013, partially offset by discrete adjustments of $1.2 million for employment-based tax credits during 2012. Without the discrete items, our estimated annual effective tax rate for 2013 is expected to be 39.4%.

Segment Information

Segment revenues and operating profits for the nine months ended July 31, 2013 and 2012 were as follows:

	Nine Months Ended July 31,
($ in thousands)	2013	2012	Increase /(Decrease)
Revenues
Janitorial	$1,836,585	$1,790,246	$46,339	2.6%
Facility Services	456,581	424,188	32,393	7.6%
Parking	456,868	461,110	(4,242)	(0.9)%
Security	284,412	272,474	11,938	4.4%
Building & Energy Solutions	286,770	262,038	24,732	9.4%
Other	250,592	—	250,592	NM*
Corporate	700	208	492	NM*

	$3,572,508	$3,210,264	$362,244	11.3%

Operating profit
Janitorial	$100,553	$98,852	$1,701	1.7%
Operating profit as a % of revenues	5.5%	5.5%	—%
Facility Services	19,304	16,273	3,031	18.6%
Operating profit as a % of revenues	4.2%	3.8%	0.4%
Parking	19,061	18,610	451	2.4%
Operating profit as a % of revenues	4.2%	4.0%	0.2%
Security	7,817	4,819	2,998	62.2%
Operating profit as a % of revenues	2.7%	1.8%	0.9%
Building & Energy Solutions	10,053	7,622	2,431	31.9%
Operating profit as a % of revenues	3.5%	2.9%	0.6%
Other	8,678	—	8,678	NM*
Operating profit as a % of revenues	3.5%	—	3.5%
Corporate	(79,750)	(83,980)	4,230	5.0%
Adjustment for income from unconsolidated affiliates, net included in Building & Energy Solutions	(4,095)	(2,364)	(1,731)	73.2%

	$81,621	$59,832	$21,789	36.4%

* Not meaningful

Janitorial

	Nine Months Ended July 31,
($ in thousands)	2013	2012	Increase
Revenues	$1,836,585	$1,790,246	$46,339	2.6%
Operating profit	100,553	98,852	1,701	1.7%
Operating profit as a % of revenues	5.5%	5.5%	—%

Janitorial revenues increased by $46.3 million, or 2.6%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. The increase was primarily related to additional revenues from new business that exceeded contract losses, increases in the scope of work from existing clients, and the impact of additional tag work during the nine months ended July 31, 2013.

Operating profit increased by $1.7 million, or 1.7%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. Operating profit margins remained flat at 5.5% in the nine months ended July 31, 2013 and 2012. Operating profit margins were positively impacted by lower payroll and payroll-related expenses as a result of one less working day in the nine months ended July 31, 2013, and a reduction in legal fees and costs associated with the settlement of certain legal cases in 2012. Offsetting the positive impact on operating profit margins were higher initial costs incurred on new contracts during the nine months ended July 31, 2013, including higher labor costs, which in the short term have negatively impacted margins, and the impact of the sales allowance reserve in 2012 as a result of sustained improvements in historical and expected credits on client receivables.

Facility Services

	Nine Months Ended July 31,
($ in thousands)	2013	2012	Increase
Revenues	$456,581	$424,188	$32,393	7.6%
Operating profit	19,304	16,273	3,031	18.6%
Operating profit as a % of revenues	4.2%	3.8%	0.4%

Facility Services revenues increased by $32.4 million, or 7.6%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. The increase was primarily related to additional revenues from increases in the scope of work from existing clients and new business that exceeded contract losses.

Operating profit increased by $3.0 million, or 18.6%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. Operating profit margins increased by 0.4%, to 4.2% in the nine months ended July 31, 2013 from 3.8% in the nine months ended July 31, 2012. The increase in operating profit margins was driven by improved margins on certain contracts in the current year and a reduction in general and administrative expenses due to cost control measures.

Parking

	Nine Months Ended July 31,
($ in thousands)	2013	2012	Increase /(Decrease)
Revenues	$456,868	$461,110	$(4,242)	(0.9)%
Operating profit	19,061	18,610	451	2.4%
Operating profit as a % of revenues	4.2%	4.0%	0.2%

Management reimbursement revenues totaled $227.5 million and $229.7 million for the nine months ended July 31, 2013 and 2012, respectively.

Parking revenues decreased by $4.2 million, or 0.9%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. The decrease was primarily related to lower management reimbursement revenues and the termination of certain lower margin contracts, in excess of new business.

Operating profit increased by $0.5 million, or 2.4%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. Operating profit margins increased by 0.2%, to 4.2% in the nine months ended July 31, 2013 from 4.0% in the nine months ended July 31, 2012. The increase in operating profit margins was driven by the termination of certain lower margin contracts. The operating profit margin during the nine months ended July 31, 2012 was favorably impacted by a legal settlement.

Security

	Nine Months Ended July 31,
($ in thousands)	2013	2012	Increase
Revenues	$284,412	$272,474	$11,938	4.4%
Operating profit	7,817	4,819	2,998	62.2%
Operating profit as a % of revenues	2.7%	1.8%	0.9%

Security revenues increased by $11.9 million, or 4.4%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. The increase was primarily driven by an increase in tag work revenue from existing clients and additional revenues from new business that exceeded contract losses.

Operating profit increased by $3.0 million, or 62.2%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. Operating profit margins increased by 0.9%, to 2.7% in the nine months ended July 31, 2013 from 1.8% in the nine months ended July 31, 2012. The increase in operating profit margins was primarily driven by higher margins on the increased tag work in the current year and a reduction in insurance expense due to favorable workers’ compensation loss cost developments which were primarily due to continuing improvements in severity. Also contributing to the increase in operating profit margins was a reduction in payroll and payroll-related expenses due to improved labor management, lower legal expenses, and a reduction in general and administrative expenses due to additional cost control measures.

Building & Energy Solutions

	Nine Months Ended July 31,
($ in thousands)	2013	2012	Increase
Revenues	$286,770	$262,038	$24,732	9.4%
Operating profit	10,053	7,622	2,431	31.9%
Operating profit as a % of revenues	3.5%	2.9%	0.6%

Building & Energy Solutions revenues increased by $24.7 million, or 9.4%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. Revenues in the nine months ended July 31, 2013, included $53.2 million in revenues from the HHA and Calvert-Jones acquisitions on November 1, 2012. Excluding the impact of those acquisitions, revenues decreased by $28.5 million, or 10.9%. This decrease was primarily a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013, the impact of which was partially offset by an increase in revenues from new commercial service and maintenance contracts in 2013, including new bundled energy solutions contracts.

Operating profit increased by $2.4 million, or 31.9%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. Operating profit in the nine months ended July 31, 2013, included $1.3 million in operating profit from the HHA and Calvert-Jones acquisitions. Operating profit margins increased by 0.6%, to 3.5% in the nine months ended July 31, 2013 from 2.9% in the nine months ended July 31, 2012. The increase in operating profit margins was primarily related to the following:

•	higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government;

•	higher margins on certain U.S. Government contracts; and

•	a reduction in general and administrative expenses due to additional cost control measures.

The increase was partially offset by:

•	an accelerated method of amortization for recently acquired customer relationships from the HHA and Calvert-Jones acquisitions, which are amortized using the sum-of-the-years’-digits method; and

•	higher payroll and payroll-related expenses as a result of increased headcount to support sales initiatives.

Other

	Nine Months Ended July 31,
($ in thousands)	2013	2012	Increase
Revenues	$250,592	$—	$250,592	NM*
Operating profit	8,678	—	8,678	NM*
Operating profit as a % of revenues	3.5%	—	3.5%

*	Not meaningful

Revenues and operating profit in the first year of our Other segment, which was created as a result of the November 1, 2012 acquisition of Air Serv, were $250.6 million and $8.7 million, during the nine months ended July 31, 2013, respectively. The operating profit for the nine months ended July 31, 2013, includes amortization expense of $4.8 million and depreciation expense of $4.9 million relating to the Air Serv acquisition.

Corporate

	Nine Months Ended July 31,
($ in thousands)	2013	2012	Decrease
Corporate expenses	$(79,750)	$(83,980)	$4,230	5.0%

Corporate expenses decreased by $4.2 million, or 5.0%, during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. The decrease in corporate expenses was primarily related to:

•	a $5.2 million reduction in legal fees and costs associated with the settlement of certain legal cases in 2012;

•	a $3.0 million reduction in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•	the absence of a $1.8 million settlement paid in the prior year period in exchange for a release from certain restrictive covenants in connection with a contract related to a prior divestiture; and

•	$1.7 million lower IT costs as a result of the centralization of our IT datacenters in 2012;

partially offset by:

•	a $3.0 million increase in sales and marketing expenses associated with new growth initiatives;

•

a $2.5 million benefit received in 2012 to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants; and

•	a $1.8 million increase in restructuring costs associated with the realignment of our operational structure.

Liquidity and Capital Resources

We continually project anticipated cash requirements for our operating, investing, and financing needs as well as cash flows generated from operating activities available to meet these needs. Our operating needs could include, among other items, commitments for operating leases, payroll payments, insurance claim payments, interest payments, legal settlements, and pension funding obligations. Our investing and financing spending could include payments for acquired businesses, capital expenditures, commitments for capital leases, share repurchases, dividends, and payments on our outstanding indebtedness.

We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under our line of credit, and access to capital markets are sufficient to fund our operating, investing, and financing requirements for the next twelve months. However, there can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized, or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

As of July 31, 2013, the total outstanding amounts under our $650.0 million line of credit in the form of cash borrowings and standby letters of credit were $348.5 million and $103.9 million, respectively. As of July 31, 2013, we had up to $197.6 million borrowing capacity under our line of credit. At our option, we may increase the size of our line of credit to $850.0 million at any time prior to the expiration (subject to receipt of commitments for the increased amount from existing and new lenders).

Our ability to draw down available amounts under the line of credit is subject to, and may be limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under our line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of July 31, 2013, we were in compliance with all financial covenants and expect to be in compliance in the foreseeable future.

On a continuing basis, we consider various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures, the payment of dividends, and share repurchases. These transactions may result in future cash proceeds or payments.

In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable (including receivables from U.S. Government contracts which generally have longer collection periods); the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims.

The table below summarizes our cash and cash equivalents activity:

(in thousands)	July 31, 2013	October 31, 2012	Increase / (Decrease)
Cash and cash equivalents	$38,688	$43,459	$(4,771)
Working capital	344,142	293,517	50,625

	Nine Months Ended July 31,
(in thousands)	2013	2012	Increase / (Decrease)
Net cash provided by operating activities	$84,301	$83,780	$521
Net cash used in investing activities	(206,617)	(27,220)	179,397
Net cash provided by (used in) financing activities	117,545	(61,377)	178,922

Working Capital

Working capital at July 31, 2013 was $50.6 million higher than at October 31, 2012. The increase in working capital was primarily driven by an increase in the accounts receivable balance as a result of the November Acquisitions, partially offset by the timing of payments made for vendor invoices and an overall increase in accrued liabilities as a result of the November Acquisitions.

Cash Flows

Operating Activities

Net cash provided by operating activities remained relatively flat during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012.

Investing Activities

Net cash used in investing activities increased by $179.4 million during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. The increase was primarily related to $191.3 million cash paid, net of cash acquired, for the November Acquisitions, partially offset by the redemption of an auction rate security of $5.0 million in February 2013.

Financing Activities

Net cash provided by financing activities increased by $178.9 million during the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012. The increase was related to a $181.5 million increase in net cash borrowings from the line of credit primarily due to the financing of the November Acquisitions.

Contingencies

We are subject to claims, legal proceedings, settlements, class actions, and purported class actions arising in the ordinary course of business, including employment-based claims and customer contract claims. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of a potential loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. At July 31, 2013, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $1.6 million.

We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $96.1 million, including $94.2 million related to the Augustus, Hall and Davis v. American Commercial Security Services case (the “Augustus case”). Factors underlying this estimated range of loss will change from time to time, and actual results may vary significantly from this estimate. Those matters for which we cannot reasonably estimate potential losses are not included within this estimated range and, therefore, this range does not represent our maximum potential loss exposure.

For additional information about our contingencies, see Note 10, “Commitments and Contingencies,” in the notes to the Financial Statements.

Critical Accounting Policies and Estimates

Our accompanying Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of management. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” in our Annual Report on Form 10-K for the year ended October 31, 2012.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 2, “Basis of Presentation — Recent Accounting Pronouncements,” in the notes to the Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

Our primary market risk exposure is interest rate risk. The potential impact of adverse increases in this risk is discussed below. The following sensitivity analysis does not consider the effects that an adverse change may have on the overall economy nor does it consider actions we may take to mitigate our exposure to these changes. Results of changes in actual rates may differ materially from the following hypothetical results.

Interest Rate Risk

Line of Credit

Our exposure to interest rate risk primarily relates to our variable rate borrowings under the $650.0 million five-year syndicated line of credit that expires in September 2016. At July 31, 2013, we had $348.5 million of outstanding LIBOR-based borrowings under our line of credit. We anticipate borrowing similar amounts for periods of one day to three months. A hypothetical 1.0% increase in interest rates would have added additional interest expense of $1.8 million on the average outstanding borrowings under our line of credit, net of the interest rate swap agreements, during the nine months ended July 31, 2013.

Interest Rate Swaps

At July 31, 2013, we were a counterparty to six interest rate swap agreements totaling an underlying aggregate notional amount of $180.0 million, pursuant to which we receive variable interest payments based on LIBOR and pay fixed interest on such amounts, at rates ranging from 0.44% to 0.89%. These interest rate swap agreements, which are intended to hedge the interest rate risk associated with our LIBOR-based borrowings under our line of credit, mature between February 2014 and April 2016. The swaps were designated and accounted for as cash flow hedges from inception.

As of July 31, 2013, the fair value of the interest rate swap assets and liability was $0.4 million and $0.1 million, respectively, which was included in “Other investments and long-term receivables” and “Retirement plans and other” on the accompanying unaudited consolidated balance sheets, respectively. The effective portion of the derivatives’ mark-to-market gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into earnings when the hedged transactions occur and affect earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The amount included in accumulated other comprehensive loss is $0.3 million ($0.2 million, net of taxes) at July 31, 2013.

Investment in Auction Rate Securities

At July 31, 2013, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million, an adjusted cost basis of $13.0 million, and an estimated fair value of $13.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). Auctions for these securities have not occurred since August 2007. A hypothetical 1.0% increase in interest rates during the nine months ended July 31, 2013 would have added approximately $0.1 million of additional interest income.

Exchange Rate Risk

Substantially all of our operations are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures. As required by paragraph (b) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

b. Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the controls associated with the recently acquired Air Serv acquisition. Integration activities, including an assessment of the effectiveness of internal controls over financial reporting and related remediation associated with Air Serv, are expected to be conducted over the course of our 2013 assessment cycle.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of material developments in our litigation occurring in the period covered by this report can be found in Note 10, “Commitments and Contingencies,” to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

10.1*	Amended and Restated Employment Agreement dated July 16, 2013 by and between ABM Industries Incorporated and Henrik C. Slipsager (incorporated by reference from Exhibit 10.1 to the registrant’s Form 8-K Current Report dated July 18, 2013 (File No.1-8929)).

31.1 ‡	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 ‡	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 †	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract, or arrangement
‡	Indicates filed herewith
†	Indicates furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

September 5, 2013	/s/ James S. Lusk
James S. Lusk Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

September 5, 2013	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)