Form 10-K
period 2013-10-31
ABM INDUSTRIES INC /DE/
filed 2013-12-18
CIK 771497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-8929

ABM INDUSTRIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	94-1369354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 Fifth Avenue, Suite 300

New York, New York 10176

(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 297-0200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of ABM Industries Common Stock held by nonaffiliates of ABM Industries as of April 30, 2013, the last day of business of our most recently completed second fiscal quarter, was $1,212,922,174 (based on the closing sale price of ABM Industries’ Common Stock on that date as reported on the New York Stock Exchange).

Number of shares of common stock outstanding as of December 11, 2013: 55,523,316.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on March 5, 2014 are incorporated by reference into Part III of this Report.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, and in particular statements found in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not statements of historical fact constitute forward-looking statements. These statements give current expectations or forecasts of future events and are often identified by the words “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” “seek,” or other words and terms of similar meaning in connection with discussions of future strategy and operating or financial performance. Such statements reflect the current views of ABM Industries Incorporated (“ABM”), and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), with respect to future events and are based on assumptions and estimates which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Accordingly, undue reliance should not be placed on these forward-looking statements. In Item 1A., “Risk Factors,” we have listed specific risks and uncertainties that you should carefully read and consider. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I

ITEM 1. BUSINESS.

Description of Business

ABM Industries Incorporated was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909. References in this report to “ABM,” “we,” “us,” “our,” or the “Company” refer to ABM Industries Incorporated and all of its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

ABM is a leading provider of end-to-end integrated facility solutions services to thousands of commercial, industrial, institutional, retail, residential, and governmental facilities located primarily throughout the United States. Our comprehensive capabilities include expansive facility solutions, energy solutions, commercial cleaning, maintenance and repair, HVAC, electrical, landscaping, parking, and security services, provided through stand-alone or integrated solutions.

Unless otherwise noted, all references to years are to our fiscal year, which ends on October 31.

Significant Acquisitions

On November 1, 2012, we acquired Air Serv Corporation (“Air Serv”), a provider of facility solutions services for airlines, airports, and freight companies, and HHA Services, Inc. (“HHA”), a provider of housekeeping, laundry, patient assist, plant maintenance, and food services to hospitals, healthcare systems, long-term care facilities, and retirement communities. The Air Serv and HHA acquisitions allowed us to significantly expand our vertical market expertise in servicing the comprehensive needs of airlines, airport authorities, and healthcare service markets. The operations of Air Serv and HHA are included in the Other and Building & Energy Solutions segments, respectively, as of the acquisition date.

In December 2010, we acquired The Linc Group, LLC (“Linc”). Linc provides comprehensive integrated facility solutions services, military base operation services, and translation and other services in support of U.S. military operations. Linc’s clients include state and federal governments, commercial entities, and residential clients throughout the United States and in select international locations. The operations of Linc are included in the Building & Energy Solutions and Facility Services segments as of the acquisition date. The name of Linc was changed to ABM Facility Solutions Group, LLC in fiscal 2012.

Segment Realignment

We regularly review our segment reporting for alignment with our strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by our Chief Executive Officer.

In periods prior to the first quarter of 2013, our reportable segments consisted of:

•	Janitorial,

•	Facility Solutions,

•	Parking, and

•	Security.

Effective in the first quarter of 2013, we revised our reportable segments to reflect the reorganization of our businesses to an onsite, mobile and on-demand market-based structure. This realignment will continue through 2014 and is designed to improve our long-term growth prospects and provide higher margin opportunities by giving us the ability to better deliver end-to-end services to clients located in urban, suburban, and rural areas. In addition, our realignment initiatives are designed to result in greater synergies from our acquisitions, achieve further integration among our onsite businesses, and decrease operating expenses by streamlining functions and reducing organizational layers. As a result of this realignment, we have separated our previous Facility Solutions segment into two new reportable segments: Facility Services and Building & Energy Solutions.

Our onsite businesses consist of the following reportable segments:

•	Janitorial,

•	Facility Services,

•	Parking, and

•	Security.

Our mobile and on-demand businesses consist of the following:

•	the Building & Energy Solutions reportable segment, and

•	certain unconsolidated affiliates that provide facility solutions, primarily to the U.S. Government, which complement the other operations of the Building & Energy Solutions segment.

Our new segment, Other, is comprised of Air Serv.

Prior period segment results have been restated to conform to the new segment reporting structure. For segment and geographical financial information, see Note 16, “Segment and Geographic Information,” in the Notes to Consolidated Financial Statements. In addition, for a discussion of risks attendant to our foreign operations, see “Risk Factors” in Item 1A.

Our Onsite business activities by reportable segment are described below.

Janitorial

Our Janitorial segment provides a wide range of essential janitorial services for a variety of client facilities, including airports and other transportation centers, commercial office buildings, educational institutions, government buildings, health facilities, industrial buildings, retail stores, shopping centers, stadiums and arenas, and warehouses. These services include carpet cleaning and dusting, floor cleaning and finishing, furniture polishing, window washing, and other building cleaning services. Janitorial services are provided in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico, as well as in certain international locations. This segment has thousands of contracts, most of which are obtained by competitive bidding. These arrangements include “fixed-price” arrangements, “cost-plus” arrangements, and “tag” (supplemental services) work. Fixed-price arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term. A variation of a fixed-price arrangement is a square-foot arrangement, under which monthly billings are based on the actual square footage serviced. In cost-plus arrangements, the clients reimburse us for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges, and other expenses associated with the contracted work, plus a profit margin. Tag work generally consists of supplemental services requested by clients outside of the standard service specification. Examples are cleanup after tenant moves, construction cleanup, flood cleanup, snow removal, and extermination services. The majority of the Janitorial segment’s contracts are fixed-price agreements for one to three year periods that contain automatic renewal clauses but are subject to termination by either party upon 30 to 90 days’ written notice. Profit margins on contracts tend to be inversely proportional to the size of the contract, as large-scale contracts tend to be more competitively priced than small or stand-alone agreements.

Facility Services

Our Facility Services segment provides onsite mechanical engineering and technical services and solutions for facilities and infrastructure systems for a variety of client facilities, including airports and other transportation centers, commercial infrastructure, corporate office buildings, data centers, educational institutions, high technology manufacturing facilities, museums, resorts, and shopping centers. These services are designed to extend the useful life of facility fixed assets, improve equipment operating efficiencies, reduce energy consumption, lower overall operational costs for clients, and enhance the sustainability of client locations. Facility services are provided in 42 states and the District of Columbia, as well as in certain international locations.

The majority of our Facility Services contracts are structured as cost-plus arrangements in which clients reimburse us for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges, and other expenses associated with the contracted work, plus a profit margin. Additionally, most Facility Services contracts are for three year periods and may contain renewal clauses, but are subject to termination by either party upon 30 to 90 days’ written notice. Nearly all Facility Services contracts are obtained by competitive bidding.

Parking

Our Parking segment provides parking and transportation services for clients at many facilities, including airports and other transportation centers, educational institutions, health facilities, hotels, municipalities, office buildings, retail centers, and stadiums and arenas. Parking services are provided in 41 states and the District of Columbia. There are three types of arrangements for parking services: managed locations, leased locations, and allowance locations. Nearly all contracts are obtained by competitive bidding.

Under managed locations arrangements, we manage the underlying parking facility for the owner in exchange for a management fee. Contract terms for managed locations arrangements are generally from one to three years, can usually be terminated upon 30 days’ notice, and may also contain renewal clauses. We pass through revenues and expenses from managed locations to the facility owner under the terms and conditions of the contract. We report revenues and expenses, in equal amounts, for costs directly reimbursed from our managed locations. Such amounts comprised approximately 49.6% of the Parking segment revenues in the year ended October 31, 2013.

Under leased locations arrangements, we lease parking facilities from the owner and we are responsible for a majority of the operating expenses incurred. We retain all revenues from monthly and transient parkers and pay rent to the owner per the terms and conditions of the lease. The lease terms generally range from one to five years and provide for payment of a fixed amount of rent plus a percentage of revenues. The leases usually contain renewal options and may be terminated by the owner for various reasons, including development of real estate. Leases that expire may continue on a month-to-month basis.

Under allowance locations arrangements, we are paid a fixed or hourly fee to provide parking services and are then responsible for the agreed-upon operating expenses based upon the agreement terms. Allowance locations contract terms are generally from one to three years, can usually be terminated upon 30 days’ notice, and may also contain renewal clauses.

We continue to improve parking operations through the increased use of technology, including enhancements to our proprietary revenue control software, SCORE4; implementation of our client access software, ABM4WD.com; and increased use of our on-line payment software.

Security

Our Security segment provides security services for a wide range of facilities, including Class “A” high rise, commercial, health, industrial, petro-chemical, residential, and retail facilities. Security services include staffing of security officers, mobile patrol services, investigative services, electronic monitoring of fire and life safety systems and access control devices, and security consulting services. Security staffing, or “guarding,” is the provision of dedicated security officers to a client facility. This component is the core of our security business and represents the largest portion of security revenues. Mobile patrol is the use of roving security officers in vehicles that serve multiple locations and clients across a pre-defined geographic area. Investigative services include white collar crime investigation, undercover operations, and background screening services. Electronic monitoring is primarily achieved through our partnership with a major systems integrator. Security services are provided in 42 states, the District of Columbia, and the Commonwealth of Puerto Rico.

The revenues for the Security segment are generally based on actual hours of service at contractually specified rates. In some cases, flat monthly billing or single rate billing is used, especially in the case of mobile patrol and investigative services. The majority of Security contracts are for one year periods and generally contain automatic renewal clauses, but are subject to termination by either party upon 30 to 90 days’ written notice. Nearly all Security contracts are obtained by competitive bidding.

Building & Energy Solutions

The business activities of our Building & Energy Solutions segment, which includes our mobile and on-demand operations, are described below.

Our Building & Energy Solutions segment provides heating, ventilation, air-conditioning, electrical, lighting and other general maintenance and repair services. These services include preventative maintenance, retro-commissioning, installations, retrofits and upgrades, environmental services, systems start-ups, performance testing, energy audits, and bundled energy solutions for a wide variety of clients in both the private and public sectors. These services are designed to extend the useful life of facility fixed assets, improve equipment operating efficiencies, reduce energy consumption, lower overall operational costs for clients, and enhance the sustainability of client locations. Also included within the Building & Energy Solutions segment are our franchised operations under the Linc Network, TEGG, and CurrentSAFE brands, which provide mechanical and electrical preventive and predictive maintenance solutions. Our GreenHomes America brand provides home energy efficiency solutions. These franchised operations contributed approximately 6.0% to this segment’s revenue in the year ended October 31, 2013. The operations of the recently acquired HHA business, and the acquisition of certain assets and liabilities of Calvert-Jones Company, Inc. (“Calvert-Jones”), and BEST Infrared Services, Inc. (“BEST”) are also included within this segment’s results in the year ended October 31, 2013. Our Building & Energy Solutions segment operates in all 50 states and the District of Columbia, as well as in certain international locations. The most significant client, with approximately 40 contracts, provided 20.4% of revenues for this segment in 2013.

This segment also provides support to U.S. Government entities for specialty service solutions, such as military base operations, leadership development, education and training, energy efficiency management, medical support services, and construction management.

The Building & Energy Solutions contracts are structured as cost-plus arrangements, fixed-price arrangements, fixed-price repair and refurbishment arrangements, and franchise arrangements. In cost-plus arrangements, clients reimburse us for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges, and other expenses associated with the contracted work, plus a profit margin. Fixed-price agreements are contracts in which the client agrees to pay a fixed fee for a defined scope of services. Certain fixed-price repair and refurbishment arrangements are accounted for under the percentage-of-completion method of accounting, most often based on the cost-to-cost method. For franchise operations, initial franchise fees are recognized when we have performed substantially all initial services required by the franchise agreement. Continuing franchise royalty fees that are based on a percentage of the franchisees’ revenues are recognized in the period in which the revenue is reported to have occurred, whereas franchise fees charged to franchisees on a flat rate are recognized as earned.

The majority of Building & Energy Solutions contracts are for one to three years and may contain renewal clauses, but are subject to termination by either party upon 30 to 90 days’ written notice. U.S. Government contracts are normally structured as one year contracts with multiple option years and contain the contractual right for the U.S. Government to terminate or reduce the amount of work at any time.

Other

The business activities of our Other segment include the operations of our recently acquired Air Serv business as described below.

Air Serv provides facility solutions services to clients in our aviation vertical related to passenger assistance, including wheelchair operations, aircraft cabin cleaning, janitorial services, shuttle bus operations, and access control, among others. Air Serv operates in 26 states and the United Kingdom. Two significant clients, with approximately 90 contracts, provided 45.3% of revenues for this segment in 2013. The majority of contracts are structured as long-term contracts that average approximately three to five years in duration. These arrangements include “fixed-price” arrangements, “transaction-price” arrangements, and “hourly” arrangements. Fixed-price arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term. Transaction-price arrangements are agreements in which the clients are billed for each transaction performed on a monthly basis (i.e. wheelchair passengers served, aircrafts cleaned). Some contracts include both a fixed fee component and a variable pricing component. Hourly arrangements are contracts in which the client is billed a set hourly rate for each labor hour provided. This segment has hundreds of contracts, most of which are under master agreements with several clients and are typically competitively re-bid upon renewal. These contracts, which typically cover a single service type at a single location but may also cover multiple service types and multiple locations, are subject to termination by the client upon 30 to 90 days’ written notice.

Trademarks

We believe that we own or are licensed to use all corporate names, trade names, trademarks, service marks, copyrights, patents, and trade secrets that are material to our operations.

Dependence on Significant Client

No client accounted for more than 10% of our consolidated revenues during any of the years ended October 31, 2013, 2012, or 2011.

Competition

We believe that each aspect of our business is highly competitive and that competition is based primarily on price, quality of service, and ability to anticipate and respond to industry changes. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, industry expertise, and financial strength. The low cost of entry in the facility services business results in a very competitive market. We experience competition from a large number of mostly regional and local owner-operated companies that may have better visibility to local markets and significantly lower labor and overhead costs, providing them with a competitive advantage. The competitive environment for each of our businesses is described below.

Janitorial

Our janitorial business competes with local, regional, and national providers. On a national basis, we compete with the operating divisions of a few large, diversified facility services companies. We also compete indirectly with building owners and tenants who can perform internally one or more of the services we provide. These building owners and tenants have an increased advantage in locations where our services are subject to sales tax and internal operations are not. Competitors of our janitorial business include Able Services, GCA Services Group, Inc., Harvard Maintenance, ISS Facility Services, Inc., and UNICCO Service Company.

Facility Services

Competition related to our Facility Services segment is based on technical expertise, price, and quality of service. Our ability to attract and retain qualified personnel depends on workforce availability and our ability to successfully compete for persons having the necessary skills and experience. On a national basis, we compete with the operating divisions of many large, diversified facility services companies. Competitors of our Facility Services business include Able Services, Aramark Corporation, Johnson Controls, Inc., and UNICCO Service Company.

Parking

Our parking business competes with local, regional, and national parking management companies. On a national basis, we compete with a small number of parking management companies, including LAZ Parking, LLC and Standard Parking Corporation. We compete directly with many local and regional parking companies. We also compete indirectly with hotels, municipalities, and other entities that manage their own parking facilities, potentially eliminating those facilities as management or lease opportunities for us. Additionally, the construction of new parking facilities near our existing facilities can adversely affect our business. We also face significant competition in our efforts to provide ancillary services such as shuttle transportation services and parking enforcement because several large companies specialize in these services.

Security

Competition related to our security business is based on our ability to recruit and train qualified personnel, price, and quality of service. Our ability to attract and retain qualified personnel depends on workforce availability and our ability to successfully compete for persons having the necessary skills and experience. On a national basis, we compete with larger companies that also offer a range of security and investigative services that are directly competitive with the services we offer. Competitors of our security business include AlliedBarton Security Services, LLC, G4S Secure Solutions, Inc., Guardsmark, LLC, and Securitas Security Services USA, Inc.

Building & Energy Solutions

Competition related to our Building & Energy Solutions segment is based on technical expertise, the availability of qualified personnel and managers, service innovation, reputation, past contract performance, industry experience, customer relationships, geographic reach, mobility, price, and quality of service. Our ability to attract and retain qualified personnel depends on workforce availability and our ability to successfully compete for persons having the necessary skills and experience.

On a national basis, we compete with the operating divisions of many large, diversified facility services companies. We also compete against smaller, more specialized companies that concentrate their resources on particular geographic areas.

We face intense competition for available U.S. Government business. Current trends in the U.S. Government contracting process, which include fewer sole source awards, more emphasis on cost competitiveness, and increased set-aside awards for small and/or disadvantaged businesses have increased competition for U.S. Government contracts and increased pricing pressure. The U.S. Government’s increased use of set-aside awards makes it advantageous for us to increase the percentage of business we pursue through strategic joint ventures.

Within our healthcare support services business, we face significant competition from several large, global competitors as well as hospitals and health systems providing their own services “in house.” Healthcare reform brought on by the Patient Protection and Affordable Care Act is changing the marketplace and may result in increased competition. This has the combined effect of compressing margins on existing business while increasing demand for outsourced services in general.

Competitors of our Building & Energy Solutions business include Aramark Corporation, Comfort Systems USA, Inc., Dyncorp International, LLC, Emcor Group, Inc., IAP Worldwide Services, Inc., J&J Maintenance, Inc., Johnson Controls, Inc., and Siemens Building Technologies.

Other

Competition related to the Air Serv business is based on reputation, expertise, price, and quality of service. We experience competition on a local, regional, national, and international basis with a large and diverse set of aviation services companies. We also compete indirectly with airlines that manage their own aviation services on an “insourced basis,” as that eliminates those operations as opportunities for us. Competitors of our Air Serv business include Aviation Safeguards, G2 Secure Staff, LLC, G4S plc, ISS Facility Services, Inc., Menzies Aviation, PLC, Mitie Group, PLC, OCS Group Limited, PrimeFlight Aviation Services, Prospect Aviation Corporation, and Swissport International, LTD.

Sales and Marketing

Our sales and marketing efforts are conducted by our corporate, subsidiary, regional, branch, and district offices. Sales, marketing, management, and operations personnel in each of these offices participate directly in selling to and servicing clients. The broad geographic coverage of these offices enables us to provide a full range of facility solutions through intra-company sales referrals, multi-service “bundled” sales, and national account sales.

In fiscal 2013, we made significant progress toward completing the rebranding initiative that began in fiscal 2012 and illustrates our transformation through strategic acquisitions and organic development. This transformation has brought us into new markets and expanded our expertise and end-to-end service capabilities.

Regulatory Environment and Environmental Compliance

Our operations are subject to various federal, state, and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water, and air, and the generation, handling, storage, transportation, and disposal of waste and hazardous substances. These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of our operations. In addition, from time to time we are involved in environmental matters at certain of our locations or in connection with our operations. Historically, the cost of complying with environmental laws or resolving environmental issues relating to United States locations or operations has not had a material adverse effect on our financial position, results of operations, or cash flows. We do not believe that the resolution of matters known at this time will be material.

Employees

As of October 31, 2013, we employed approximately 110,000 employees. Approximately 47,000 of these employees are covered under collective bargaining agreements. Approximately 7,000 of our employees have executive, managerial, supervisory, administrative, professional, sales, marketing, office, or clerical responsibilities.

Available Information

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge on our Internet site at www.abm.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. We provide references to our website for your convenience, but our website does not constitute, and should not be viewed as, a part hereof or incorporated into this or any of our other filings with the SEC.

ITEM 1A. RISK FACTORS.

Risks Related to Our Operations

Risks relating to our acquisition strategy may adversely impact our results of operations.

A significant portion of our historic growth has been generated by acquisitions and we expect to continue to acquire businesses in the future as part of our growth strategy. A slowdown in the pace of our acquisitions could lead to a slower growth rate. There can be no assurance that any acquisition we make in the future will provide us with the benefits that we anticipate when entering into the transaction. Among the benefits we may expect from potential as well as completed acquisitions are synergies, cost savings, growth opportunities, including increased profitability, or access to new markets or geographic locations. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks in connection with any potential acquisitions of a business include, but are not limited to:

•	management time and focus may be diverted from operating our business to acquisition integration;

•	clients or key employees of acquired businesses may not remain, which could negatively impact our ability to grow the acquired business;

•	we may fail to integrate the acquired business’s accounting, information technology, human resources, and other administrative systems to permit effective management and expense reduction;

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

Our strategy of moving to an integrated facility solutions provider platform, which focuses on vertical market strategy, may not generate the organic growth in revenues or profitability that we expect.

We believe that an integrated facility solutions approach will result in organic growth, increased profitability, and significant benefits to us and our clients. These benefits include enhanced service quality, contract simplicity and flexibility, and improved innovations in the delivery of services. Our organic growth strategy depends on our ability to procure contracts and on current and future trends across both the private and public sectors to outsource facility services. The procurement of contracts is difficult in markets characterized by commodity driven purchasing decisions, which may generate lower levels of profitability. In addition, we may not be able to execute on this strategy as a result of, among other things, client resistance to an integrated approach, the challenges of our vertical marketing strategy, difficulty in penetrating certain markets, inability to deliver end-to-end services requested, inability to acquire vertical market expertise, competition from integrated facility solutions providers, as well as increased competition from single service providers or module providers. Any organizational change relating to this strategy may give rise to additional costs.

We are subject to intense competition that can constrain our ability to gain business as well as our profitability.

We believe that each aspect of our business is highly competitive and that such competition is based primarily on price, quality of service, and ability to anticipate and respond to industry changes. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, industry expertise, and financial strength. The low cost of entry in the facility services business results in a very competitive market. We experience competition from a large number of mostly regional and local owner-operated companies that may have better visibility to local markets and significantly lower labor and overhead costs, providing them with a competitive advantage. These strong competitive pressures could inhibit our success in bidding for profitable business and our ability to increase prices as costs rise, thereby reducing margins.

Increases in costs that we cannot pass on to clients could affect our profitability.

We negotiate many contracts under which our clients agree to pay certain costs at specified rates, including those related to workers’ compensation, other insurance where we self-insure much of our risk, salary and salary-related expenses, and petroleum. If actual costs exceed the rates specified in the contracts, our profitability may decline unless we can negotiate increases in these rates. In addition, if our costs exceed those of our competitors, we may lose existing business unless we reduce our rates to levels that may not fully cover our costs.

Our restructuring initiatives may not achieve the expected cost reductions.

Effective in the first quarter of fiscal 2013, we began to realign our operations into an onsite, mobile, and on-demand market-based structure. This realignment will continue through fiscal 2014 and is designed to improve our long-term growth prospects and provide higher margin opportunities by giving us the ability to better deliver comprehensive services to clients located in urban, suburban, and rural areas. In addition, these realignment initiatives are designed to result in greater synergies from our acquisitions, achieve further integration among our onsite businesses, and decrease operating expenses by streamlining functions and reducing organizational layers. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. We have incurred in fiscal 2013, and will continue to incur in the near term, restructuring charges as a result of these activities. Failure to achieve the expected cost reductions related to these restructuring initiatives could have a material adverse effect on our business and results of operations.

We have high deductibles for certain insurable risks, and therefore we are subject to volatility associated with those risks.

We use a combination of insured and self-insurance programs to provide for a number of risks, including workers’ compensation, general liability, automobile liability, property damage, professional liability, and certain employee-related health care benefits plans. We are responsible for claims both within and in excess of our retained limits under our insurance policies, and while we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature, or magnitude of claims for direct or consequential damages. Our business may be negatively affected if in the future our insurance proves to be inadequate or unavailable. We attempt to mitigate these risks through the implementation of company-wide safety and loss control efforts designed to decrease the incidence of events that might increase our liability. These loss control efforts also include fostering a climate of safety awareness, proactive pre-job hazard assessments, and the dissemination of safety training materials and other employee engagement tools.

Should we be unable to renew our excess, umbrella, or other commercial insurance policies at competitive rates, it would have a material adverse impact on our business, as would the incurrence of catastrophic uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims. Further, to the extent that we self-insure our losses, deterioration in our loss control and/or continuing claim management efforts could increase the overall cost of claims within our retained limits. A material change in our insurance costs due to changes in the frequency of claims, the severity of the claims, the costs of excess/umbrella premiums, or regulatory changes could have a material adverse effect on our financial position, results of operations, or cash flows.

Although we engage third-party experts to assist us in estimating appropriate insurance accounting reserves, the determination of the required reserves is dependent upon significant actuarial judgments that have a material impact on our reserves. For example, quantitative assessments of the impact of recently enacted legislation and regulations and/or court rulings require both quantitative and qualitative actuarial judgments, which are updated as actual experience becomes available. Changes in our insurance reserves as a result of our periodic evaluations of the related liabilities may cause significant volatility in our operating results that might not be indicative of the operations of our ongoing business.

We are at risk of losses stemming from any accident or other incident involving our airport operations.

We provide services in support of commercial aviation at airports in the United States and the United Kingdom. Our operations involve passenger assistance, such as wheelchair operations, aircraft cabin cleaning, janitorial services, shuttle bus operations, and access control, among others. An accident or other incident involving our aviation support services could expose us to significant liability. If the insurance we carry to cover damages relating to future accidents or other incidents involving our airport operations is not adequate, we may be exposed to substantial losses arising from such accident or other incident.

Our business success depends on our ability to preserve our long-term relationships with clients.

We primarily provide our services pursuant to agreements that are cancelable by either party upon 30 to 90 days’ notice, which may adversely affect our results of operations. Our business associated with long-term relationships is generally more profitable than that associated with short-term relationships because we generally incur higher initial costs on new contracts.

Once these costs are expensed or fully amortized over the appropriate periods, the underlying contracts become more profitable. Our loss of long-term clients could have an adverse impact on our profitability even if we generate equivalent revenues from new clients.

In addition, our clients can unilaterally decrease the amount of services we provide or terminate all services pursuant to the terms of our service agreements. Any loss of a significant number of clients could in the aggregate materially adversely affect our results of operations.

We are at risk of losses stemming from damage to our reputation.

Any damage to our reputation may adversely affect our results of operations. We depend to a large extent on our relationships with our clients and our reputation for quality integrated facility services. Our clients’ expectations and perception of the quality of our services are in large part determined by the satisfaction they derive from contact with our managers. The areas in which we may face risks in connection with damage to our reputation include, but are not limited to:

•

Adverse publicity stemming from an accident or other incident involving our facility operations could result in a negative perception of our services and the loss of existing or potential clients, which could have a material adverse effect on our business, financial condition, and results of operations;

•

Although substantially all of our operations are conducted in the United States, failure by our employees, representatives, or agents, as well as by our joint venture partners, to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other foreign jurisdictions could result in administrative, civil, or criminal liabilities and could result in suspension or debarment from government contracts;

•

Any improper actions by our joint venture employees, partners, or agents could result in civil or criminal investigations, monetary and non-monetary penalties, suspension or debarment from government contracts, and could have an adverse effect on our financial position, results of operations, or cash flows as well as our reputation and ability to conduct business;

•

We must comply with complex laws and regulations relating to the award, administration, and performance of U.S. Government contracts and a violation of these laws and regulations could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts with the U.S. Government, or debarment from government contracts; and

•	Compliance with more stringent immigration reform laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could negatively impact our reputation.

Our business success depends on retaining senior management and attracting and retaining qualified personnel.

Our future performance depends on the continuing services and contributions of our senior management to execute on our acquisition and organic growth strategy and to identify and pursue new opportunities. Our future success also depends, in large degree, on our continued ability to attract and retain qualified personnel. Any unplanned turnover in senior management or inability to attract and retain qualified personnel could have a negative effect on our results of operations.

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

We conduct some of our operations through joint ventures, and our ability to do business may be affected by the failure of our joint venture partners to perform their obligations.

The success of our joint ventures depends, in large degree, on the satisfactory performance by our joint venture partners of their obligations, including any obligation to commit capital, equity, or credit support as required by the joint venture agreements. If a joint venture partner fails to perform its obligations as a result of financial or other difficulties or any other reason, the joint venture may be unable to perform or deliver its contracted services. In addition, we also participate in joint ventures where we are not a controlling party, and in these cases, we may have limited control over the joint venture.

Our services in areas of military conflict expose us to additional risks.

Although substantially all of our operations are conducted in the United States, the services we provide internationally, including through the use of subcontractors, are sometimes in areas of military conflict or at military installations, which increases the risk of a situation causing injury or loss of life to our employees, subcontractors, or other third parties. In addition to the human costs, this could have an adverse effect on our financial position, results of operations, or cash flows and our ability to conduct business.

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

Certain administrative functions, primarily in North America, have been regionally centralized to improve efficiency and reduce costs. To the extent that these central locations are disrupted or disabled for a long period of time due to crisis, natural disaster or other business interruption, key business processes, such as accounts payable, information technology, payroll, and general management operations, could be interrupted.

We are subject to cyber-security risks arising out of breaches of security relating to sensitive company, client, and employee information, as well as relating to the technology that manages our operations and other business processes.

Our business operations rely upon secure information technology systems for data capture, processing, storage, and reporting. Notwithstanding careful security and controls design, our information technology systems and those of our third-party providers could become subject to cyber attacks. Network, system, application, and data breaches could result in operational disruptions or information misappropriation, including, but not limited to, interruptions to systems availability and denial of access to and misuse of applications required by our clients to conduct business with us. Theft of intellectual property or trade secrets, and inappropriate disclosure of confidential information, could stem from such incidents. Any such operational disruption and/or misappropriation of information could result in lost sales, negative publicity, or business delays and could have a material adverse effect on our business.

We could incur additional costs to cover guarantees.

In some instances, we offer clients guaranteed energy savings on installed equipment. In the event those guaranteed savings are not achieved, we may be required to pay liquidated or other damages.

Risks Related to Market and Economic Conditions

A decline in commercial office building occupancy and rental rates could affect our revenues and profitability.

Our revenues are affected by commercial real estate occupancy levels. In certain geographic areas and service lines, our most profitable revenues are known as tag work. These services are performed for tenants in buildings in which we perform building services for the property owner or management company. A decline in occupancy rates could result in a decline in scope of work, including tag work, and depressed prices for our services. If this were to occur, we could experience lower revenues and pricing pressures resulting in lower margins. Additionally, adverse changes in occupancy rates may further reduce demand, depress prices for our services, and cause our clients to cancel their service agreements with us. This could reduce earnings and adversely affect our business and results of operations. In addition, in those areas where our workers are unionized, decreases in revenues can be accompanied by relative increases in labor costs if we are obligated by collective bargaining agreements to retain workers with seniority and are unable to pass these costs to our clients.

Deterioration in general economic conditions could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition.

Slow domestic and international economic growth or other negative changes in global, national, and local economic conditions could have a negative impact on our business. Specifically, adverse economic conditions may result in clients cutting back on discretionary spending, such as tag work. Additionally, since a significant portion of our aviation services and parking revenues are tied to the number of airline passengers, hotel guests, and sports arenas attendees, results for these businesses could be adversely affected by curtailment of business or personal travel and cutbacks in discretionary spending.

Changes in energy prices and government regulations could adversely impact the results of operations of our Building & Energy Solutions business.

Energy efficiency projects are designed to reduce the client’s overall consumption of commodities such as electricity and natural gas. The economic benefit to the client is impacted by volatility in the price of those commodities. Downward fluctuations in commodity prices may reduce clients’ demand for our services. This could have an adverse effect on our financial position, results of operations, and cash flows.

We depend, in part, on federal and state legislation and policies that support energy efficiency projects. If current legislation or policies are adversely amended, eliminated, or not extended beyond their current expiration dates, or if funding for energy incentives is reduced or delayed, it could adversely affect our ability to obtain new business and thereby have an adverse effect on our financial position, results of operations, and cash flows.

Financial difficulties or bankruptcy of one or more of our clients could adversely affect our results.

Future revenues and our ability to collect accounts receivable depend, in part, on the financial strength of our clients. Any tightening of credit in financial markets may adversely affect the ability of our clients to obtain financing and impact our ability to collect amounts due from such clients. In addition, this could result in a decrease, or cancellation, of our services under our client contracts. In connection with these risks, we estimate an allowance for accounts receivable that we do not consider collectible. This allowance adversely impacts our profitability. In the event clients experience financial difficulty and, in particular, if bankruptcy results, our profitability could be further impacted by a failure to collect accounts receivable in excess of the estimated allowance. Declines in our ability to collect receivables or in the level of client spending could adversely affect our results of operations and our liquidity.

Future declines in the fair value of our investments in auction rate securities could negatively impact our earnings.

Future declines in the fair value of our investments in auction rate securities that we consider temporary will be recorded to accumulated other comprehensive loss, net of taxes. We have experienced declines in the fair value of our investments in auction rate securities that we have determined to be other-than-temporary. If at any time in the future we determine that a further decline in fair value is other-than-temporary, we will record a charge to earnings for the credit loss portion of the impairment. In addition, estimated credit losses based on significant assumptions may be different than actual realized losses, which could impact our earnings.

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

Sequestration under the Budget Control Act of 2011 (the “Budget Control Act”) may negatively impact our business.

The Budget Control Act has resulted in substantial reductions in defense and discretionary spending by the U.S. Government. Spending caps and reductions, referred to as sequestration, went into effect on March 3, 2013. We expect the sequestration process as mandated by the Budget Control Act to continue. The automatic across-the-board sequestration cuts as well as the reductions already reflected in defense funding over a ten-year period could have significant consequences to our government business and the industry. On October 16, 2013, the House and Senate approved H.R. 2775, the Continuing Appropriations Act of 2014. Under the so-called continuing resolution, the federal government was reopened, after being closed since October 1, 2013. The resolution also funds government operations through January 15, 2014 and suspends the debt limit through February 7, 2014. If additional appropriations are not made after the funds available under the Continuing Appropriations Act of 2014 end, then another government shutdown may occur. If this happens, performance on our existing contracts may be affected by, among other things, the lack of government personnel for contract administration or by the shuttering of non-essential government facilities. Furthermore, without appropriations there are generally no additional funds made available for the award of new contracts or the obligations to fund existing contracts by, for example, issuing task orders. We are continuously reviewing our operations in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. While we are already experiencing reduced funding on some of our programs and may see further reductions, we do not expect the cancellation of any of our major programs.

Risks Relating to Indebtedness and Impairment Charges

Any future increase in the level of our debt or in interest rates could affect our results of operations.

Any future increase in the level of our debt will likely increase our interest expense. Unless the operating income associated with the use of these funds exceeds the debt expense, borrowing money will have an adverse impact on our results. In addition, incurring debt requires that a portion of cash flow from operating activities be dedicated to interest payments and principal payments. Debt service requirements could reduce our ability to use our cash flow to fund operations and capital expenditures or to capitalize on future business opportunities, including additional acquisitions. Because current interest rates on our debt are variable, an increase in prevailing rates would increase our interest costs. Further, our credit facility agreement contains both financial covenants and other covenants that limit our ability to engage in specified transactions, which may also constrain our flexibility.

Our ability to operate and pay our debt obligations depends upon our access to cash.

Because we conduct business operations through operating subsidiaries, we depend on those entities to generate the funds necessary to meet financial obligations. Delays in collections, which could be heightened by disruption in the credit markets and the financial services industry, or legal restrictions could restrict our subsidiaries’ ability to make distributions or loans to us. The earnings from, or available assets of, these operating subsidiaries may not be sufficient to fund operations. If this were to occur, we would be unable to make distributions to pay interest on our debt obligations when due or to pay the principal of such debt. In addition, we have standby letters of credit and insurance deposits that represent amounts collateralizing self-insurance claims that we cannot access for operations. Moreover, $15.0 million original principal amount of our investment portfolio is invested in auction rate securities that are not actively traded. In the event we need to liquidate our auction rate securities prior to a successful auction, our expected holding period, or their scheduled maturity, we might not be able to do so without realizing further losses. In addition, the United States and global economies continue to experience slow growth, and the financial and credit markets could return to significant declines that could diminish liquidity and credit availability. Any such diminishment may have a material adverse effect on our operations and our costs of borrowing.

Goodwill impairment charges could have a material adverse effect on our financial condition and results of operations.

Goodwill represents the excess purchase price of acquired businesses over the fair values of the assets acquired and liabilities assumed. We have elected to make the first day of our fiscal fourth quarter, August 1st, the annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill prior to the required annual assessment if we experience a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of one of our businesses. If the fair value of one of our businesses is less than its carrying amount, we could be required to record an impairment charge. The valuation of the businesses requires judgment in evaluating, among other things, recent indications of market activity and estimates of future cash flows, discount rates, and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as market performance, changes in our client base, and operating cash flows. The amount of any impairment could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Impairment of long-lived assets may adversely affect our operating results.

We review our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. These events and circumstances include, but are not limited to, a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, a significant adverse change in the extent or manner in which we use a long-lived asset, or a change in its physical condition. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment is recorded for the excess of the carrying amount over the estimated fair value, which is generally determined using discounted future cash flows. The amount of any impairment could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Risks Related to Labor and Legal Proceedings

We are defendants in class and representative actions and other lawsuits alleging various claims that could cause us to incur substantial liabilities.

Our business involves employing tens of thousands of employees, many of whom work at our clients’ facilities. We incur risks relating to our employment of these workers, including, but not limited to: claims of misconduct or negligence on the part of our employees; claims by our employees of discrimination or harassment directed at them, including claims relating to actions of our clients; claims related to the employment of undocumented workers or unlicensed personnel; and claims for violations of wage and hour requirements. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to these problems. Our insurance will not cover all claims that may be asserted against us. In addition, it is not possible to predict the outcome of these lawsuits or any other proceeding to which we may be subject. These lawsuits and other proceedings may consume substantial amounts of our financial and managerial resources, regardless of the ultimate outcome of the lawsuits and other proceedings. In addition, we may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause us to incur substantial liabilities that may have a material adverse effect upon our business, reputation, financial condition, or results of operations. We discuss certain cases to which we are party in greater detail in “Item 3., “Legal Proceedings,” and Note 12, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements

Federal health care reform legislation may adversely affect our business and results of operations.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States (collectively, the “Health Care Reform Laws”). The Health Care Reform Laws include a large number of health-related provisions, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2015, penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Providing such additional health insurance benefits to our employees, or the payment of penalties if such coverage is not provided, would increase our expense. If we are unable to raise the rates we charge our clients to cover this expense, such increases in expense could reduce our operating profit.

In addition, under the Health Care Reform Laws, employers will have to file a significant amount of additional information with the Internal Revenue Service. These and other requirements related to compliance under the Health Care Reform Laws could result in increased costs, expanded liability exposure, and other changes in the ways we provide healthcare and other benefits to our employees.

Changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations, and financial results.

As many of our jobs do not require our employees to be able to read or write the English language, we are an attractive employer for recent émigrés to this country. While immigration laws require us to take certain steps intended to confirm the legal status of our immigrant labor force and while we reinforce these steps with additional measures desires to reinforce compliance, we may nonetheless inadvertently employ workers who are or become undocumented. Violations of laws and regulations could subject us to substantial fines and penalties. To the extent that these laws and regulations and corresponding enforcement practices and compliance standards become more stringent, our payroll expenses could be negatively impacted.

Labor disputes could lead to loss of revenues or expense variations.

At October 31, 2013, approximately 43% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during the year. In addition, at any given time we may face a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues that could lead to a strike, work slowdown, or other job actions at one or more of our locations. In a market where we and a number of major competitors are unionized, but other competitors are not unionized, we could lose clients to competitors who are not unionized. A strike, work slowdown, or other job action could in some cases disrupt us from providing services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. Moreover, negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients.

We participate in multiemployer pension plans that under certain circumstances could result in material liabilities being incurred.

We participate in various multiemployer pension plans under union and industry-wide agreements that generally provide defined pension benefits to employees covered by collective bargaining agreements. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. In the event another participating employer to a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, including us. In the event of the termination of a multiemployer pension plan or if we withdraw from a multiemployer pension plan, under applicable law we potentially could incur material liabilities. We further discuss our participation in multiemployer pension and postretirement plans in Note 11, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.

Other

Natural disasters or acts of terrorism could disrupt services.

Storms, earthquakes, drought, floods, or other natural disasters or acts of terrorism may result in reduced revenues or property damage. Disasters may also cause economic dislocations throughout the country. In addition, natural disasters or acts of terrorism may increase the volatility of financial results, either due to increased costs caused by the disaster with partial or no corresponding compensation from clients or, alternatively, increased revenues and profitability related to tag jobs, special projects, and other higher margin work necessitated by the disaster.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive office is located at 551 Fifth Avenue, Suite 300, New York, New York 10176. Below is a summary of our principal properties as of October 31, 2013, which consists primarily of our executive offices, including IT datacenters and shared services.

Location	Character	Approximate Square Feet	Lease Expiration Date, Unless Owned	Segment
Alpharetta, Georgia	Office (IT Datacenter)	24,870	Owned	All

Atlanta, Georgia	Office (Shared Services)	33,004	11/30/2016	All

Atlanta, Georgia	Office (Air Serv Headquarters)	18,154	10/15/2015	Other

Houston, Texas	Office (Shared Services)	36,248	7/31/2017	All

Houston, Texas	Office (Onsite Headquarters)	11,290	8/31/2018	Janitorial, Facility Services, Parking, Security

Irvine, California	Office (Building & Energy Solutions Headquarters)	29,192	12/31/2016	Building & Energy Solutions, Facility Services

New York, New York	Office (Corporate Headquarters)	23,580	2/28/2028	Corporate

In addition to the above properties, we have other corporate, subsidiary, regional, branch, or district offices and warehouses, and we operate parking facilities in several locations primarily in the United States. We believe that these properties are well maintained, in good operating condition, and suitable for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS.

We are party to various legal, administrative, and other inquiries arising in the normal course of business relating to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as a class action on behalf of a purported class of employees. While the results of these proceedings, claims, and inquiries cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our consolidated financial statements, results of operations, or cash flows.

Ongoing Cases

We are a defendant in a number of lawsuits, including but not limited to the following lawsuits related to alleged violations of federal and/or state wage-and-hour laws or allegations of sexual harassment, discrimination, or retaliation:

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

Augustus

The Augustus case is a certified class action involving allegations that we violated certain state laws relating to rest breaks. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, which sought damages in the amount of $103.1 million, and we filed a motion for decertification of the class. OnJuly 6, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), heard plaintiffs’ motion for damages on the rest break claim and our motion to decertify the class. On July 31, 2012, the Superior Court denied our motion and entered judgment in favor of plaintiffs in the amount of approximately $89.7 million. This amount did not include plaintiffs’ attorneys’ fees. We filed a notice of appeal on August 29, 2012. The plaintiffs filed three separate motions for attorneys’ fees. One motion sought attorneys’ fees from the common fund. (The common fund refers to the approximately $89.7 million judgment entered in favor of the plaintiffs.) The other two motions sought attorneys’ fees from us in an aggregate amount of approximately $12.4 million. On October 12, 2012, we filed oppositions to the two fee motions seeking attorneys’ fees from us. On January 14, 2013, the Superior Court heard all three fee motions and it granted plaintiffs’ fee motion with respect to the common fund in full. The Superior Court denied one fee motion in its entirety and reduced the other fee motion to approximately $4.5 million. We have appealed the Superior Court’s rulings, and on April 30, 2013, the Court agreed to consolidate the appeals. We strongly disagree with the decisions of the Superior Court both with respect to the underlying case and with respect to the award of attorneys’ fees and costs. We firmly believe that we have complied with applicable law.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends

Our common stock is listed on the New York Stock Exchange (NYSE: ABM). The following table sets forth the high and low sales prices of our common stock on the New York Stock Exchange and quarterly cash dividends declared on shares of common stock for the periods indicated.

	Fiscal Quarter
(In dollars)	First	Second	Third	Fourth
Fiscal Year 2013
Price range of common stock:
High	$22.00	$23.48	$26.70	$29.20
Low	$17.98	$20.09	$21.79	$24.11
Dividends declared per share	$0.150	$0.150	$0.150	$0.150
Fiscal Year 2012
Price range of common stock:
High	$22.96	$24.61	$23.41	$20.83
Low	$18.98	$21.73	$17.85	$17.95
Dividends declared per share	$0.145	$0.145	$0.145	$0.145

To our knowledge, there are no current factors that are likely to materially limit our ability to pay comparable dividends for the foreseeable future.

Stockholders

At December 11, 2013, there were 3,481 registered holders of our common stock.

Performance Graph.

The following graph compares a $100 investment in our stock on October 31, 2008 with a $100 investment in each of the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Russell 2000 Value Index, also made on October 31, 2008. The graph portrays total return, 2008–2013, assuming reinvestment of dividends. The comparisons in the following graph are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock. This graph shows returns based on fiscal years ended October 31.

	INDEXED RETURNS Years Ending October 31,
Company / Index	2008	2009	2010	2011	2012	2013
ABM Industries Incorporated	100	118.53	146.01	134.14	129.65	192.54
S&P 500 Index	100	109.80	127.94	138.29	159.32	202.61
Russell 2000 Value Index	100	101.96	126.87	131.36	150.37	199.75

This performance graph shall not be deemed to be “soliciting material”, or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data are derived from our consolidated financial statements. Certain amounts in the balance sheet data have been reclassified to conform to the current year presentation. The following data should be read in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8., “Financial Statements and Supplementary Data.” These items include discussions of factors affecting comparability of the information shown below.

	Years Ended October 31,
	2013	2012	2011	2010	2009
(in thousands, except per share amounts)
Statement of Income Data:
Revenues (1)	$4,809,281	$4,300,265	$4,246,842	$3,495,747	$3,481,823
Operating profit (2)	119,025	96,566	117,568	108,839	92,107
Income from continuing operations	72,900	62,718	68,698	63,870	55,490

Per Share Data:
Net income per common share—Basic
Income from continuing operations	$1.33	$1.16	$1.29	$1.23	$1.08
Loss from discontinued operations, net of taxes	—	—	—	—	(0.02)

Net income	$1.33	$1.16	$1.29	$1.23	$1.06

Net income per common share—Diluted
Income from continuing operations	$1.30	$1.14	$1.27	$1.21	$1.07
Loss from discontinued operations, net of taxes	—	—	—	—	(0.02)

Net income	$1.30	$1.14	$1.27	$1.21	$1.05

Weighted-average common and common equivalent shares outstanding
Basic	54,877	53,987	53,121	52,117	51,373
Diluted	56,067	54,914	54,103	52,908	51,845
Dividends declared per common share	$0.60	$0.58	$0.56	$0.54	$0.52

Statement of Cash Flow Data:
Net cash provided by continuing operating activities	$135,313	$148,947	$156,800	$140,746	$121,255

	As of October 31,
	2013	2012	2011	2010	2009
(in thousands)
Balance Sheet Data:
Total assets	$2,119,236	$1,851,158	$1,861,505	$1,548,670	$1,521,153
Trade accounts receivable, net of allowances (3)	672,525	561,317	552,098	450,513	445,241
Insurance recoverables	68,704	64,500	70,610	76,098	72,117
Goodwill (4)	872,396	751,610	750,872	593,983	547,237
Other intangible assets, net of accumulated amortization (5)	144,401	109,138	128,994	65,774	60,199
Investments in auction rate securities (6)	12,994	17,780	15,670	20,171	19,531
Investments in unconsolidated affiliates, net (7)	17,952	14,863	14,423	—	—
Line of credit (8)	314,870	215,000	300,000	140,500	172,500
Insurance claims	357,964	343,804	341,401	348,314	346,327

(1)	Factors affecting comparability of revenues consisted of the following:

•

Revenues in the year ended October 31, 2013 included $408.1 million associated with our acquisitions on November 1, 2012 consisting of Air Serv Corporation (“Air Serv”), HHA Services, Inc. (“HHA”), and certain assets and liabilities of Calvert-Jones Company, Inc. (“Calvert-Jones”) (collectively, the “November Acquisitions”).

•	Revenues in the year ended October 31, 2011 included $512.9 million associated with the December 1, 2010 acquisition of The Linc Group, LLC (“Linc”).

•

Revenues in the year ended October 31, 2010 included approximately $43.0 million associated with the acquisition of certain assets of Five Star Parking, Network Parking Company Ltd., and System Parking, Inc. (collectively, this asset acquisition is referred to as “L&R”), and Diversco, Inc. L&R was acquired on October 1, 2010, and Diversco, Inc. was acquired on June 30, 2010.

(2)	Factors affecting comparability of operating profit consisted of the following:

•

Operating profit in the year ended October 31, 2013 included operating profit of $14.8 million related to the November Acquisitions, which consisted of $366.6 million of operating expenses, $16.9 million of selling, general and administrative expenses, and $9.3 million of amortization expense. Additionally, operating profit reflected a $10.6 million adjustment to increase self-insurance reserves related to prior year claims.

•

Operating profit in the year ended October 31, 2012 reflected $7.8 million in certain legal and settlement fees and a $7.3 million adjustment to increase self-insurance reserves related to prior year claims.

•

Operating profit in the year ended October 31, 2011 included operating profit of $11.1 related to the Linc acquisition, which consisted of $417.7 million of operating expenses, $72.7 million of selling, general and administrative expenses, and $11.3 million of amortization expense.

•

Operating profit in the year ended October 31, 2009 included the impact of a $21.8 million expense associated with (a) the implementation of a new payroll and human resources information system, and the upgrade of our accounting systems, (b) the transition of certain back office functions to our Shared Services Center in Houston, Texas, and (c) the move of our corporate headquarters to New York. Additionally, operating profit reflected a $9.4 million adjustment to increase self-insurance reserves related to prior year claims.

(3) Trade accounts receivable, net of allowances, increased by $57.3 million on November 1, 2012 as a result of the November Acquisitions in fiscal year 2013. Trade accounts receivable, net of allowances, increased by $86.3 million on December 1, 2010 as a result of the Linc acquisition in fiscal year 2011.

(4) Goodwill increased by $117.1 million on November 1, 2012 as a result of the November Acquisitions in fiscal year 2013. Goodwill increased by $156.1 million on December 1, 2010 as a result of the Linc acquisition in fiscal year 2011.

(5) Other intangible assets, net of accumulated amortization, increased by $62.2 million on November 1, 2012 as a result of the November Acquisitions in fiscal year 2013. Other intangible assets, net of accumulated amortization, increased by $87.0 million on December 1, 2010 as a result of the Linc acquisition in fiscal year 2011.

(6) During the year ended October 31, 2013, one of our auction rate securities was redeemed by the issuer at its par value of $5.0 million. No gain or loss was recognized upon its redemption.

(7) Investments in unconsolidated affiliates relate to investments in certain unconsolidated affiliated entities that were acquired as a result of the Linc acquisition on December 1, 2010.

(8) Outstanding borrowings under our line of credit were primarily associated with acquisitions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its consolidated subsidiaries (hereinafter collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes (“Financial Statements”) contained in Item 8, “Financial Statements and Supplementary Data.” This MD&A may contain forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may differ materially from those we currently anticipate. See the “Forward-Looking Statements” section and Item 1A., “Risk Factors,” in this report. Unless otherwise noted, all information in the discussion and references to years are based on our fiscal year, which ends on October 31. Our MD&A is comprised of the following sections:

•	Business Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Environmental Matters

•	Effect of Inflation

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

Business Overview

ABM is a leading provider of end-to-end integrated facility solutions services to thousands of commercial, industrial, institutional, retail, residential, and governmental facilities located primarily throughout the United States. Our comprehensive capabilities include expansive facility solutions, energy solutions, commercial cleaning, maintenance and repair, HVAC, electrical, landscaping, parking, and security services, provided through stand-alone or integrated solutions.

Strategy

We are making investments in technology, human capital, and acquisitions, as well as other areas, to strengthen our position as a leader in integrated facility services by providing end-to-end delivery systems for markets we service. We expect to achieve long-term earnings growth through organic revenue growth and strategic acquisitions while maintaining desirable profit margins and keeping overall costs low. Our strategy also includes the expansion of certain key industry vertical markets to service the end-to-end needs of clients.

In 2012, we continued the development of a platform to deliver an end-to-end service model to our clients. As a result, in the first quarter of 2013, we began to realign our infrastructure and operations into an onsite, mobile, and on-demand market-based structure. This realignment will continue through 2014 and is designed to improve our long-term growth prospects and provide higher margin opportunities by giving us the ability to better deliver end-to-end services to clients located in urban, suburban, and rural areas. In addition, our realignment initiatives are designed to result in greater synergies from our acquisitions, achieve further integration among our onsite businesses, and decrease operating expenses by streamlining functions and reducing organizational layers.

On November 1, 2012, we acquired Air Serv Corporation (“Air Serv”), a provider of facility solutions services for airlines, airports, and freight companies, and HHA Services, Inc. (“HHA”), a provider of housekeeping, laundry, patient assist, plant maintenance, and food services to hospitals, healthcare systems, long-term care facilities, and retirement communities. The purchase prices for the Air Serv and HHA acquisitions were $162.9 million and $33.7 million, respectively. These acquisitions allowed us to significantly expand our vertical market expertise in servicing the comprehensive needs of airlines, airport authorities, and healthcare service markets. The operations of Air Serv and HHA are included in the Other and Building & Energy Solutions segments, respectively. We refer to these acquisitions and the acquisition of certain assets and liabilities of Calvert-Jones Company, Inc. (“Calvert-Jones”), collectively as the “November Acquisitions.”

In December 2010, we acquired The Linc Group, LLC (“Linc”) for an aggregate purchase price of $298.7 million (the “Linc Acquisition”). Linc provides comprehensive integrated facility solutions services, military base operation services, and translation and other services in support of U.S. military operations. Linc’s clients include state and federal governments, commercial entities, and residential clients throughout the United States and in select international locations. The operations of Linc are included in the Building & Energy Solutions and Facility Services segments as of the acquisition date.

We continue to assess the impact that the size, composition, and timing of congressional approval of the annual federal budget will have on our operations. In addition, we monitor and assess the potential impact of U.S. government policy and strategy changes on our business. While the volume of bid activity and requests for proposals for future awards remains active, our business has experienced and may continue to experience delays in new U.S. Government contract awards and in the start dates of currently awarded contracts or early termination of existing contracts.

2013 Changes in Reportable Segments

We regularly review our segment reporting for alignment with our strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by our Chief Executive Officer (“CEO”).

In periods prior to the first quarter of 2013, our reportable segments consisted of:

•	Janitorial,

•	Facility Solutions,

•	Parking, and

•	Security.

Effective in the first quarter of 2013, we revised our reportable segments to reflect the reorganization of our businesses to an onsite, mobile and on-demand market-based structure. This realignment will continue through 2014 and is designed to improve our long-term growth prospects and provide higher margin opportunities by giving us the ability to better deliver end-to-end services to clients located in urban, suburban, and rural areas. As a result of this realignment, we have separated our previous Facility Solutions segment into two new reportable segments: Facility Services and Building & Energy Solutions.

Our onsite businesses consist of the following reportable segments:

•	Janitorial,

•	Facility Services,

•	Parking, and

•	Security.

Our mobile and on-demand businesses consist of the following:

•	the Building & Energy Solutions reportable segment, and

•	certain unconsolidated affiliates that provide facility solutions, primarily to the U.S. Government, which complement the other operations of the Building & Energy Solutions segment.

Our new segment, Other, is comprised of Air Serv.

Prior period segment results have been restated to conform to the new segment reporting structure.

Financial and Operating Summary

•	Revenues increased by $509.0 million during the year ended October 31, 2013. The increase in revenues was attributed to the following:

o	$408.1 million of additional revenues associated with our significant acquisitions during the year ended October 31, 2013, consisting of the November Acquisitions;

o	the Janitorial, Facility Services, and Security segments experienced organic growth that contributed additional revenues of $119.8 million during the year ended October 31, 2013; and

o	an increase in Building & Energy Solutions revenues from new commercial service and maintenance contracts in 2013, including new bundled energy solutions contracts;

partially offset by:

o	a decrease in Building & Energy Solutions revenues primarily as a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013.

•	Operating profit increased by $22.5 million during the year ended October 31, 2013. The increase in operating profit was attributed to:

o	the November Acquisitions contribution of $14.8 million of operating profit during the year ended October 31, 2013;

o

a $12.0 million reduction in legal fees and costs associated with the settlement of certain legal cases in fiscal year 2012, as well as a reduction in costs associated with an internal investigation into a foreign entity previously affiliated with the joint venture;

o	contributions from the organic growth experienced in the Janitorial, Facility Services, and Security segments; and

o	lower salary and salary-related expenses as a result of one less working day in the year ended October 31, 2013;

partially offset by:

o	the short term impact of higher initial costs incurred on new contracts during the year ended October 31, 2013;

o

increase in selling, general and administrative salary and salary-related expenses of $11.3 million as a result of investments in new sales and growth initiatives, higher bonus due to improved performance, and higher share-based compensation expense.

•	Net cash provided by operating activities was $135.3 million in the year ended October 31, 2013.

•	Dividends of $32.9 million were paid to shareholders and dividends of $0.60 per common share were declared during the year ended October 31, 2013.

•	As of October 31, 2013, total outstanding borrowings under our line of credit were $314.9 million, and we had up to $234.5 million borrowing capacity under our line of credit.

Insurance Summary

Annual actuarial evaluations during the year ended October 31, 2013 were performed for the majority of our casualty insurance programs, including those related to certain previously acquired businesses. Based on the results of these evaluations, we have allocated insurance expense for the year ended October 31, 2013 to our operating segments based upon their underlying exposures. Additionally, as a result of these evaluations, it was determined that there were unfavorable developments in certain general liability, automobile liability, and workers’ compensation claims for various policy years prior to 2013.

Certain general liability claims related to earlier policy years reflected loss development that was measurably higher than previously estimated. The majority of the adverse impact seen in the general liability program was the result of claim development in two jurisdictions, California and New York. This impact was partially offset by the implementation of a series of initiatives to improve the management of general liability claims. A similar trend was also experienced in our automobile liability program, which was largely attributable to considerable changes in a small population of the automobile liability claim pool.

In California, a jurisdiction in which we maintain a significant presence, the workers’ compensation claim development patterns warranted an unfavorable adjustment to our insurance reserves. In response to California’s challenging workers’ compensation environment, we undertook several claim expense reduction initiatives to resolve claims at an accelerated pace where feasible, which may have contributed to some of the unfavorable development. Conversely, the workers’ compensation loss patterns in states other than California warranted a favorable adjustment which partially offset the adverse development experienced in California. Additional favorable prior-year developments were also realized in Illinois which continues to benefit from workers’ compensation reform that has contributed to lower claim-related medical cost.

After analyzing the historical loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our reserves for prior year claims, which resulted in an increase in the related insurance expense of $10.6 million during the year ended October 31, 2013 and was recorded as part of Corporate expenses, consistent with prior periods. Insurance reserve adjustments resulting from periodic actuarial evaluations of ultimate losses relating to prior years during the years ended October 31, 2012 and 2011 were $7.3 million and $2.1 million, respectively.

Results of Operations

The Year Ended October 31, 2013 Compared with the Year Ended October 31, 2012

Consolidated

	Years ended October 31,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues	$4,809,281	$4,300,265	$509,016	11.8%
Expenses
Operating	4,313,429	3,854,380	459,049	11.9%
Gross margin as a % of revenues	10.3%	10.4%	(0.1)%
Selling, general and administrative	348,274	327,855	20,419	6.2%
As a % of revenues	7.2%	7.6%	(0.4)%
Amortization of intangible assets	28,553	21,464	7,089	33.0%

Total expenses	4,690,256	4,203,699	486,557	11.6%

Operating profit	119,025	96,566	22,459	23.3%
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	(313)	313	(100.0)%
Income from unconsolidated affiliates, net	6,319	6,395	(76)	(1.2)%
Interest expense	(12,892)	(9,999)	(2,893)	28.9%

Income from continuing operations before income taxes	112,452	92,649	19,803	21.4%
Provision for income taxes	(39,552)	(29,931)	(9,621)	32.1%

Income from continuing operations	72,900	62,718	10,182	16.2%
Loss from discontinued operations, net of taxes	—	(136)	136	(100.0)%

Net income	$72,900	$62,582	$10,318	16.5%

Revenues

Revenues increased by $509.0 million, or 11.8%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. The increase was primarily related to revenues from the November Acquisitions, which contributed $408.1 million in the year ended October 31, 2013. The remaining increase in revenues was primarily related to new business and increased scope of work within the Janitorial, Facility Services, and Security segments, which together contributed $119.8 million in additional revenues in the year ended October 31, 2013. This increase in revenues was partially offset by the impact of lower sales in the Building & Energy Solutions segment of $18.6 million, excluding revenues related to the HHA and Calvert-Jones acquisitions. This decrease was primarily a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013, the impact of which was partially offset by an increase in revenues from new commercial service and maintenance contracts in 2013, including new bundled energy solutions contracts.

Operating Expenses

Operating expenses increased by $459.0 million, or 11.9%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. The increase in operating expenses was primarily related to the November Acquisitions. As a percentage of revenues, gross margin decreased by 0.1% to 10.3% in the year ended October 31, 2013 from 10.4% in the year ended October 31, 2012. The decrease in gross margin was primarily related to the short term impact of higher initial costs incurred on new contracts and higher self-insurance expenses related to prior year claims. This decrease was partially offset by lower salary and salary-related expenses as a result of one less working day in the year ended October 31, 2013, improved margins on certain contracts as a result of increased tag work, and the termination of certain lower margin contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $20.4 million, or 6.2%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. As a percentage of revenues, selling, general and administrative expenses decreased by 0.4% to 7.2% in the year ended October 31, 2013 from 7.6% in the year ended October 31, 2012.

The increase in selling, general and administrative expenses was primarily related to:

•	$16.9 million of incremental selling, general and administrative expenses of the November Acquisitions;

•

a $11.3 million increase in salary and salary-related expense as a result of investments in new sales and growth initiatives, higher bonus due to improved performance, and higher share-based compensation expense. The increase in share-based compensation expense resulted from an increase in the value of awards granted in more recent years and a benefit received in fiscal year 2012 to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants;

•	a $3.8 million increase in restructuring costs associated with the realignment of our operational structure; and

•	a $0.9 million increase in costs associated with our rebranding initiative.

The increase was partially offset by:

•	a $7.5 million reduction in legal fees and costs associated with the settlement of certain legal cases in fiscal year 2012;

•	a $2.7 million reduction in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•	the absence of a $1.8 million settlement paid in fiscal year 2012 in exchange for a release from certain restrictive covenants related to a prior divestiture; and

•	$1.7 million lower IT costs as a result of the centralization of our IT datacenters in fiscal year 2012.

Amortization of Intangible Assets

Amortization of intangible assets increased by $7.1 million, or 33.0%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. The increase was primarily related to the amortization of acquired intangible assets associated with the acquisitions made in 2013.

Income from Unconsolidated Affiliates, Net

Income from unconsolidated affiliates, net, decreased by $0.1 million, or 1.2%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. The decrease was primarily related to our share of gain recognized in 2012 in connection with property sales completed by one of our investments in a low income housing partnership. This decrease was almost entirely offset by higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government.

Interest Expense

Interest expense increased by $2.9 million, or 28.9%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. The increase was primarily related to an increase in average borrowings under our line of credit to fund the November Acquisitions. The average outstanding balances under our line of credit were $416.4 million and $291.1 million in the years ended October 31, 2013 and 2012, respectively.

Provision for Income Taxes

The effective tax rates on income from continuing operations for the years ended October 31, 2013 and 2012 were 35.2% and 32.3%, respectively. The effective tax rate increased for the year ended October 31, 2013 over the year ended October 31, 2012 due to a tax benefit included in 2012 of $6.9 million related to a re-measurement of certain unrecognized tax benefits and discrete adjustments of $1.9 million for employment-based tax credits. The impact of these benefits was partially offset by discrete tax benefits during 2013 of $4.1 million related to a retroactive reinstatement of federal employment-based tax credits.

Segment Information

Our segment information and the discussion below of our segment results are consistent with how our CEO monitors the performance of our businesses. Certain corporate expenses are not directly allocated. Such expenses include: certain CEO and other finance and human resource departmental costs, certain information technology costs, share-based compensation costs, certain legal costs and settlements, adjustments resulting from current actuarial developments of self-insurance reserves related to claims incurred in prior years, and direct acquisition costs. Segment revenues and operating profits for the years ended October 31, 2013 and 2012 were as follows:

	Years Ended October 31,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues
Janitorial	$2,465,312	$2,394,344	$70,968	3.0%
Facility Services	609,435	576,136	33,299	5.8%
Parking	609,082	615,132	(6,050)	(1.0)%
Security	381,472	365,926	15,546	4.2%
Building & Energy Solutions	401,536	348,279	53,257	15.3%
Other	341,516	—	341,516	NM *
Corporate	928	448	480	NM *

	$4,809,281	$4,300,265	$509,016	11.8%

Operating profit
Janitorial	$134,600	$135,967	$(1,367)	(1.0)%
Operating profit as a % of revenues	5.5%	5.7%	(0.2)%
Facility Services	27,431	23,083	4,348	18.8%
Operating profit as a % of revenues	4.5%	4.0%	0.5%
Parking	27,537	26,189	1,348	5.1%
Operating profit as a % of revenues	4.5%	4.3%	0.2%
Security	12,943	7,835	5,108	65.2%
Operating profit as a % of revenues	3.4%	2.1%	1.3%
Building & Energy Solutions	18,662	12,340	6,322	51.2%
Operating profit as a % of revenues	4.6%	3.5%	1.1%
Other	12,606	—	12,606	NM *
Operating profit as a % of revenues	3.7%	—	3.7%
Corporate	(108,579)	(105,390)	(3,189)	(3.0)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(6,175)	(3,458)	(2,717)	78.6%

	$119,025	$96,566	$22,459	23.3%

*	Not meaningful

Janitorial

	Years Ended October 31,
($ in thousands)	2013	2012	Increase / (Decrease)
Revenues	$2,465,312	$2,394,344	$70,968	3.0%
Operating profit	134,600	135,967	(1,367)	(1.0)%
Operating profit as a % of revenues	5.5%	5.7%	(0.2)%

Janitorial revenues increased by $71.0 million, or 3.0%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. The increase was primarily related to additional revenues from new business that exceeded contract losses, increases in the scope of work from existing clients, and the impact of additional tag work during the year ended October 31, 2013.

Operating profit decreased by $1.4 million, or 1.0%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. Operating profit margins decreased by 0.2% to 5.5% in the year ended October 31, 2013 from 5.7% in the year ended October 31, 2012. The decrease in operating profit margins was attributable to the short term impact of higher initial costs incurred on new contracts during 2013. The year ended October 31, 2013 benefited from one less working day than in 2012, and also from lower legal expense and settlement costs. These benefits were largely offset by the nonrecurrence of an adjustment to the sales allowance reserve in 2012 resulting from sustained improvements in historical and expected credits on client receivables.

Facility Services

	Years Ended October 31,
($ in thousands)	2013	2012	Increase
Revenues	$609,435	$576,136	$33,299	5.8%
Operating profit	27,431	23,083	4,348	18.8%
Operating profit as a % of revenues	4.5%	4.0%	0.5%

Facility Services revenues increased by $33.3 million, or 5.8%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. The increase was primarily attributable to increase in the scope of work from existing clients and new business that exceeded contract losses.

Operating profit increased by $4.3 million, or 18.8%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. Operating profit margins increased by 0.5% to 4.5% in the year ended October 31, 2013 from 4.0% in the year ended October 31, 2012. The increase in operating profit margins was driven by a reduction in general and administrative expenses due to cost control measures.

Parking

	Years Ended October 31,
($ in thousands)	2013	2012	(Decrease) / Increase
Revenues	$609,082	$615,132	$(6,050)	(1.0)%
Operating profit	27,537	26,189	1,348	5.1%
Operating profit as a % of revenues	4.5%	4.3%	0.2%

Management reimbursement revenues totaled $302.4 million and $305.7 million for the years ended October 31, 2013 and 2012, respectively.

Parking revenues decreased by $6.1 million, or 1.0%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. The decrease was primarily related to lower management reimbursement revenues and the termination of certain lower margin contracts that exceeded new business.

Operating profit increased by $1.3 million, or 5.1%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. Operating profit margins increased by 0.2% to 4.5% in the year ended October 31, 2013 from 4.3% in the year ended October 31, 2012. The increase in operating profit margins was driven by the termination of certain lower margin contracts. This increase was partially offset by the absence of a legal settlement in the current year which favorably impacted 2012.

Security

	Years Ended October 31,
($ in thousands)	2013	2012	Increase
Revenues	$381,472	$365,926	$15,546	4.2%
Operating profit	12,943	7,835	5,108	65.2%
Operating profit as a % of revenues	3.4%	2.1%	1.3%

Security revenues increased by $15.5 million, or 4.2%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. The increase was primarily driven by additional revenues from new business that exceeded contract losses and tag work revenue from existing clients.

Operating profit increased by $5.1 million, or 65.2%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. Operating profit margins increased by 1.3% to 3.4% in the year ended October 31, 2013 from 2.1% in the year ended October 31, 2012. The increase in operating profit margins was primarily driven by higher margins on increased tag work in the current year and continuing reductions in the severity of the worker’s compensation claim pool, which ultimately translated to lower allocated insurance expense for the segment. In addition, operating profit margins were positively impacted by a reduction in salary and salary-related expenses due to improved labor management, a reduction in selling, general and administrative expenses due to additional cost control measures, and lower legal fees.

Building & Energy Solutions

	Years Ended October 31,
($ in thousands)	2013	2012	Increase
Revenues	$401,536	$348,279	$53,257	15.3%
Operating profit	18,662	12,340	6,322	51.2%
Operating profit as a % of revenues	4.6%	3.5%	1.1%

Building & Energy Solutions revenues increased by $53.3 million, or 15.3%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. Revenues in the year ended October 31, 2013, included $71.9 million in revenues from the HHA and Calvert-Jones acquisitions on November 1, 2012. Excluding the impact of those acquisitions, revenues decreased by $18.6 million, or 5.3%. This decrease was primarily a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013, the impact of which was partially offset by an increase in revenues from new commercial service and maintenance contracts in 2013, including new bundled energy solutions contracts.

Operating profit increased by $6.3 million, or 51.2%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. Operating profit in the year ended October 31, 2013, included $2.4 million in operating profit from the HHA and Calvert-Jones acquisitions. Operating profit margins increased by 1.1% to 4.6% in the year ended October 31, 2013 from 3.5% in the year ended October 31, 2012. The increase in operating profit margins was primarily related to:

•	increased contribution from higher margin bundled energy solutions and franchise revenues;

•	higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government; and

•	a reduction in general and administrative expenses due to additional cost control measures.

The increase was partially offset by:

•	higher salary and salary-related expenses as a result of increased headcount to support sales initiatives; and

•	an accelerated method of amortization for recently acquired customer relationships from the HHA and Calvert-Jones acquisitions, which are amortized using the sum-of-the-years’-digits method.

Other

	Years Ended October 31,
($ in thousands)	2013	2012	Increase
Revenues	$341,516	$—	$341,516	NM*
Operating profit	12,606	—	12,606	NM*
Operating profit as a % of revenues	3.7%	—	3.7%

*	Not meaningful

Revenues and operating profit in the first fiscal year of our Other segment, which was created as a result of the November 1, 2012 acquisition of Air Serv, were $341.5 million and $12.6 million, respectively. Operating profit for the year ended October 31, 2013 includes amortization expense of $6.4 million and depreciation expense of $5.2 million relating to the Air Serv acquisition.

As a result of the purchase price allocation, the fair value assigned to customer relationships was $42.0 million, which will be amortized on an accelerated method using the sum-of-the-years’-digits over a weighted-average life of 15 years. The fair value assigned to trademarks and a non-compete agreement was $2.5 million, which will be amortized on a straight-line basis over two to three years.

Corporate

	Years Ended October 31,
($ in thousands)	2013	2012	Increase
Corporate expenses	$(108,579)	$(105,390)	$(3,189)	(3.0)%

Corporate expenses increased by $3.2 million, or 3.0%, during the year ended October 31, 2013, as compared to the year ended October 31, 2012. The increase in corporate expenses was primarily related to:

•	a $4.0 million increase in sales and marketing expenses associated with new growth initiatives;

•	a $3.8 million increase in restructuring costs associated with the realignment of our operational structure;

•

a $3.3 million increase in the self-insurance expense related to prior year claims, primarily as a result of unfavorable developments in certain general liability and workers’ compensation claims during the year ended October 31, 2013;

•

a $3.1 million increase in share-based compensation expense resulting from an increase in the value of awards granted in more recent years and a benefit received in fiscal year 2012 to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants; and

•	a $0.9 million increase in costs associated with our rebranding initiative.

The increase was partially offset by:

•	a $6.3 million reduction in legal fees and costs associated with the settlement of certain legal cases in fiscal year 2012;

•	a $2.7 million reduction in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•	the absence of a $1.8 million settlement paid in fiscal year 2012 in exchange for a release from certain restrictive covenants in connection with a prior divestiture; and

•	$1.7 million lower IT costs as a result of the centralization of our IT datacenters in fiscal year 2012.

The Year Ended October 31, 2012 Compared with the Year Ended October 31, 2011

Consolidated

	Years Ended October 31,
($ in thousands)	2012	2011	Increase/(Decrease)
Revenues	$4,300,265	$4,246,842	$53,423	1.3%
Expenses
Operating	3,854,380	3,781,264	73,116	1.9%
Gross margin as a % of revenues	10.4%	11.0%	(0.6)%
Selling, general and administrative	327,855	324,762	3,093	1.0%
As a % of revenues	7.6%	7.6%	—
Amortization of intangible assets	21,464	23,248	(1,784)	(7.7)%

Total expenses	4,203,699	4,129,274	74,425	1.8%

Operating profit	96,566	117,568	(21,002)	(17.9)%
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	(313)	—	(313)	NM*
Income from unconsolidated affiliates, net	6,395	3,915	2,480	63.3%
Interest expense	(9,999)	(15,805)	5,806	(36.7)%

Income from continuing operations before income taxes	92,649	105,678	(13,029)	(12.3)%
Provision for income taxes	(29,931)	(36,980)	7,049	(19.1)%

Income from continuing operations	62,718	68,698	(5,980)	(8.7)%
Loss from discontinued operations, net of taxes	(136)	(194)	58	(29.9)%

Net income	$62,582	$68,504	$(5,922)	(8.6)%

*	Not meaningful

Revenues

Revenues increased by $53.4 million, or 1.3%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The increase was primarily related to revenues associated with the timing of the Linc Acquisition, which occurred on December 1, 2010, new business within the Security and Janitorial segments, and additional revenues from new commercial service and maintenance contracts, including new bundled energy solutions contracts. The increase in revenues was partially offset by the continuing impact of reduction in scope of work and contract losses starting in 2011 and the termination of certain U.S. Government contracts in Iraq earlier in 2012.

Operating Expenses

Operating expenses increased by $73.1 million, or 1.9%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. As a percentage of revenues, gross margin decreased by 0.6% to 10.4% in the year ended October 31, 2011 from 11.0% in the year ended October 31, 2011. The decrease in gross margin was primarily related to an increase in salary and salary-related expenses, including higher state unemployment insurance rates, and the impact of one additional working day in the year ended October 31, 2012. Also contributing to the decrease were: higher self-insurance expenses related to prior year claims, primarily as a result of unfavorable developments in certain general liability and workers’ compensation claims during the year ended October 31, 2012; the absence of a refund of paid health insurance premiums during the year ended October 31, 2011; and the continuing impact of increasing competitive pricing pressures and contract losses starting in 2011, including the termination of certain U.S. Government contracts in Iraq earlier in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.1 million, or 1.0%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. As a percentage of revenues, selling, general and administrative expenses remained flat at 7.6% in the years ended October 31, 2012 and 2011.

The increase in selling, general and administrative expenses was primarily related to:

•	$4.7 million higher expense associated with the settlement of certain legal cases;

•	$3.5 million of legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•

the absence of a $2.7 million settlement received in 2011 related to a dispute that arose in connection with the 2010 acquisition of Five Star Parking, Network Parking Company Ltd., and System Parking, Inc. (collectively, this asset acquisition is referred to as “L&R”);

•	$2.0 million of cost increases associated with our rebranding initiative; and

•	a $1.8 million settlement paid in exchange for a release from certain restrictive covenants in connection with a prior divestiture.

The increase was partially offset by:

•	a $5.6 million reduction in acquisition transaction costs, primarily related to the Linc Acquisition in 2011;

•	$5.5 million lower employee compensation expense and the absence of severance expense relating to an executive officer in 2011; and

•	a $1.4 million reduction primarily related to the centralization of our IT datacenters and the impact of additional company-wide cost control measures in 2012.

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

Income from Unconsolidated Affiliates, Net

Income from unconsolidated affiliates, net, increased by $2.5 million, or 63.3%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The increase was primarily related to our share of gain recognized in 2012 in connection with property sales completed by one of our investments in a low income housing partnership.

Interest Expense

Interest expense decreased by $5.8 million, or 36.7%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The decrease was primarily related to a decrease in average borrowings and average interest rates under our line of credit. The average outstanding balances under our line of credit were $291.1 million and $369.1 million in the years ended October 31, 2012 and 2011, respectively.

Provision for Income Taxes

The effective tax rate on income from continuing operations for the years ended October 31, 2012 and 2011 was 32.3% and 35.0%, respectively. The effective tax rate for the year ended October 31, 2012 was lower than the effective tax rate for the year ended October 31, 2011, primarily due to net nonrecurring favorable federal and state tax benefits recorded during the year ended October 31, 2012. These tax benefits included a $6.9 million re-measurement of certain unrecognized tax benefits and $1.9 million of additional employment-based tax credits. Additionally, the effective tax rate decrease for 2012 was offset by the expiration of employment-based tax credits as of December 31, 2011 and an increase in certain state tax rates in jurisdictions where we operate.

Segment Information

Segment revenues and operating profits for the years ended October 31, 2012 and 2011 were as follows:

	Years Ended October 31,
($ in thousands)	2012	2011	Increase / (Decrease)
Revenues
Janitorial	$2,394,344	$2,380,195	$14,149	0.6%
Facility Services	576,136	553,295	22,841	4.1%
Parking	615,132	615,679	(547)	(0.1)%
Security	365,926	350,377	15,549	4.4%
Building & Energy Solutions	348,279	346,086	2,193	0.6%
Corporate	448	1,210	(762)	(63.0)%

	$4,300,265	$4,246,842	$53,423	1.3%

Operating profit
Janitorial	$135,967	$140,621	$(4,654)	(3.3)%
Operating profit as a % of revenues	5.7%	5.9%	(0.2)%
Facility Services	23,083	24,876	(1,793)	(7.2)%
Operating profit as a % of revenues	4.0%	4.5%	(0.5)%
Parking	26,189	24,257	1,932	8.0%
Operating profit as a % of revenues	4.3%	3.9%	0.4%
Security	7,835	7,968	(133)	(1.7)%
Operating profit as a % of revenues	2.1%	2.3%	(0.2)%
Building & Energy Solutions	12,340	12,423	(83)	(0.7)%
Operating profit as a % of revenues	3.5%	3.6%	(0.1)%
Corporate	(105,390)	(88,662)	(16,728)	(18.9)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(3,458)	(3,915)	457	(11.7)%

	$96,566	$117,568	$(21,002)	(17.9)%

Janitorial
	Years Ended October 31,
($ in thousands)	2012	2011	Increase / (Decrease)
Revenues	$2,394,344	$2,380,195	$14,149	0.6%
Operating profit	135,967	140,621	(4,654)	(3.3)%
Operating profit as a % of revenues	5.7%	5.9%	(0.2)%

Janitorial revenues increased by $14.1 million, or 0.6%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The increase was primarily related to additional revenues from new business, partially offset by the continuing impact of lost business and reduction in scope of work starting in 2011.

Operating profit decreased by $4.7 million, or 3.3%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. Operating profit margins decreased by 0.2% to 5.7% in the year ended October 31, 2012 from 5.9% in the year ended October 31, 2011. The decrease in operating profit was primarily related to higher salary and salary-related expenses, including the impact of higher state unemployment insurance rates and one additional working day in the year ended October 31, 2012. Also contributing to the decrease in operating profit were higher legal expenses and the continuing impact of lost business and increasing competitive pricing pressures starting in 2011. The decrease in operating profit was partially offset by: a reduction in the sales allowance reserve; lower selling, general and administrative expenses due to additional cost control measures; and lower amortization of intangible assets expense in the year ended October 31, 2012.

Facility Services
	Years Ended October 31,
($ in thousands)	2012	2011	Increase / (Decrease)
Revenues	$576,136	$553,295	$22,841	4.1%
Operating profit	23,083	24,876	(1,793)	(7.2)%
Operating profit as a % of revenues	4.0%	4.5%	(0.5)%

Facility Services revenues increased by $22.8 million, or 4.1%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The increase was primarily related to revenues associated with the timing of the Linc Acquisition, which was acquired on December 1, 2010, increases in scope of work from existing clients, and new business that exceeded contract losses.

Operating profit decreased by $1.8 million, or 7.2%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. Operating profit margins decreased by 0.5% to 4.0% in the year ended October 31, 2012 from 4.5% in the year ended October 31, 2011. The decrease in operating profit margins was driven by lower margins on new business contracts as a result of increasing competitive pricing pressures and the impact of higher state unemployment insurance rates. The decrease in operating profit was partially offset by a reduction in selling, general and administrative expenses due to cost control measures.

Parking
	Years Ended October 31,
($ in thousands)	2012	2011	(Decrease) / Increase
Revenues	$615,132	$615,679	$(547)	(0.1)%
Operating profit	26,189	24,257	1,932	8.0%
Operating profit as a % of revenues	4.3%	3.9%	0.4%

Management reimbursement revenues totaled $305.7 million and $299.4 million for the years ended October 31, 2012 and 2011, respectively.

Parking revenues decreased by $0.5 million, or 0.1%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The decrease was primarily related to lost contracts, including the termination of certain unprofitable contracts, partially offset by increased revenues from existing and new clients.

Operating profit increased by $1.9 million, or 8.0%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. Operating profit margins increased by 0.4% to 4.3% in the year ended October 31, 2012 from 3.9% in the year ended October 31, 2011. The increase in operating profit was primarily related to improved margins on certain existing contracts, the termination of certain unprofitable contracts, and the impact of a favorable legal settlement in fiscal year 2012.

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

Operating profit decreased by $0.1 million, or 1.7%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. Operating profit margins decreased by 0.2% to 2.1% in the year ended October 31, 2012 from 2.3% in the year ended October 31, 2011. The slight decrease was primarily related to increases in salary and salary-related expenses, including higher state unemployment insurance rates, partially offset by a reduction in selling, general and administrative expenses due to additional cost control measures in the year ended October 31, 2012.

Building & Energy Solutions
	Years Ended October 31,
($ in thousands)	2012	2011	Increase / (Decrease)
Revenues	$348,279	$346,086	$2,193	0.6%
Operating profit	12,340	12,423	(83)	(0.7)%
Operating profit as a % of revenues	3.5%	3.6%	(0.1)%

Building & Energy Solutions revenues increased by $2.2 million, or 0.6%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The increase was primarily related to revenues associated with the timing of the Linc Acquisition, which was acquired on December 1, 2010, and an increase in commercial service and maintenance contracts, including new bundled energy solutions contracts. The increase was partially offset by decreases in U.S. Government contracts, including the termination of certain U.S. Government contracts in Iraq earlier in the year.

Operating profit decreased by $0.1 million, or 0.7%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. Operating profit margins decreased by 0.1% to 3.5% in the year ended October 31, 2012 from 3.6% in the year ended October 31, 2011. The decrease in operating profit margins was primarily related to the unfavorable margin impact of lower revenues from the U.S. Government. The decrease in operating profit was partially offset by higher margins on increased commercial service and maintenance contracts, including new bundled energy solutions contracts.

Corporate
	Years Ended October 31,
($ in thousands)	2012	2011	Increase
Corporate expenses	$(105,390)	$(88,662)	$(16,728)	(18.9)%

Corporate expenses increased by $16.7 million, or 18.9%, during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The increase in corporate expenses was primarily related to:

•

a $5.2 million increase in the self-insurance expense related to prior year claims, primarily as a result of unfavorable developments in certain general liability and workers’ compensation claims during the year ended October 31, 2012;

•	$4.7 million of higher expense in the year ended October 31, 2012 associated with the settlement of certain legal cases;

•	the absence of a $3.7 million benefit related to a 2011 refund of health insurance premiums paid to one of our health insurance providers;

•	$3.5 million of legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•	the absence of a $2.7 million net benefit for a settlement received in 2011 related to a dispute that arose in connection with the L&R acquisition;

•	$2.0 million of cost increases associated with our rebranding initiative; and

•	a $1.8 million settlement paid in exchange for a release from certain restrictive covenants in connection with a prior divestiture.

The increase was partially offset by:

•	a $5.6 million reduction in acquisition transaction costs, primarily related to the Linc Acquisition in 2011; and

•	a $2.5 million reduction primarily related to the centralization of our IT datacenters and the absence of severance expense relating to an executive officer in 2011.

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

On a continuing basis, we consider various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures, dividend payments, and share repurchases. These transactions may result in future cash proceeds or payments to shareholders.

As of October 31, 2013, the total outstanding amounts under our $650.0 million line of credit in the form of cash borrowings and standby letters of credit were $314.9 million and $100.6 million, respectively. As of October 31, 2013, we had up to $234.5 million borrowing capacity under our line of credit.

Our ability to draw down available amounts under our line of credit is subject to, and may be limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under our line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of October 31, 2013, we were in compliance with all these covenants and expect to be in compliance in the foreseeable future.

On December 11, 2013, we entered into an amendment to increase the size of our line of credit from $650.0 million to $800.0 million and extend the maturity date to December 11, 2018. In connection with this amendment, the pricing for standby letters of credit fees can be reduced based upon certain threshold restrictions. Additionally, our commitment fee on the average daily unused portion of our line of credit decreased by 0.025%.

In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable (including receivables from U.S. Government contracts, which generally have longer collection periods); the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims.

The table below summarizes our cash and cash equivalents activity:

	Years Ended October 31,
(in thousands)	2013	2012	2011
Net cash provided by operating activities	$135,313	$150,612	$159,990
Net cash used in investing activities	(225,888)	(29,838)	(307,412)
Net cash provided by (used in) financing activities	79,755	(103,782)	134,443

Cash Flows

Operating Activities

Net cash provided by operating activities decreased by $15.3 million during the year ended October 31, 2013 as compared to the year ended October 31, 2012. The decrease was primarily related to timing of client receivable collections.

Net cash provided by operating activities decreased by $9.4 million during the year ended October 31, 2012 as compared to the year ended October 31, 2011. The decrease was primarily related to the decrease in income from continuing operations before income taxes and the timing of payments made for vendor invoices and other accrued liabilities, partially offset by the timing of payments made for insurance claims and trade accounts receivable collections received from clients.

Investing Activities

Net cash used in investing activities increased by $196.1 million during the year ended October 31, 2013, as compared to the year ended October 31, 2012. The increase was primarily related to $199.3 million cash paid, net of cash acquired, for acquisitions made during 2013. The increase was partially offset by the redemption of an auction rate security of $5.0 million in 2013.

Net cash used in investing activities decreased by $277.6 million during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The decrease was primarily related to $290.3 million cash paid, net of cash acquired, for the Linc Acquisition during the year ended October 31, 2011, partially offset by a $5.9 million increase in fixed asset additions in fiscal 2012, and the redemption of an auction rate security of $5.0 million in 2011.

Financing Activities

Net cash provided by financing activities increased by $183.5 million during the year ended October 31, 2013, as compared to the year ended October 31, 2012. The increase was related to a $184.9 million increase in net cash borrowings from our line of credit primarily due to the financing of the November Acquisitions.

Net cash used in financing activities increased by $238.2 million during the year ended October 31, 2012, as compared to the year ended October 31, 2011. The increase was primarily related to $306.8 million cash borrowed to finance the Linc Acquisition in 2011 and higher net payments made on our line of credit during the year ended October 31, 2012.

Dividends

On December 9, 2013, we announced a quarterly cash dividend of $0.155 per share on our common stock, payable on February 3, 2014. We declared a quarterly cash dividend on our common stock during each of the four quarters of 2013, 2012, and 2011. The total annual dividends paid in the years ended October 31, 2013, 2012, and 2011 were $32.9 million, $31.3 million, and $29.7 million, respectively.

Share Repurchase Program

On September 5, 2012, our Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. Under this repurchase program, we may purchase our common shares from time to time in open market purchases or privately negotiated transactions and the timing of repurchases will depend upon several factors, including market and business conditions. The repurchase program may be suspended or discontinued at any time without notice. There have been no stock repurchases under this share repurchase program.

Contractual Obligations

As of October 31, 2013, our future contractual payments, other long-term liabilities, and commercial commitments were as follows:

($ in thousands)	Payments Due By Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	2019 and thereafter
Operating leases (1)	$229,640	$70,268	$81,941	$44,679	$32,752
Information technology service agreements (2)	8,786	5,343	3,442	1	—

	$238,426	$75,611	$85,383	$44,680	$32,752

	Payments Due By Period
Other Long-Term Liabilities	Total	2014	2015-2016	2017-2018	2019 and thereafter
Benefit obligations (3)	$32,778	$3,681	$5,387	$5,625	$18,085
Contingent consideration liability (4)	1,755	—	1,755	—	—

	$34,533	$3,681	$7,142	$5,625	$18,085

	Amounts of Commitment Expiration Per Period
Commercial Commitments	Total	2014	2015-2016	2017-2018	2019 and thereafter
Borrowings under line of credit (5)	$314,870	$—	$314,870	$—	$—
Fixed interest related to interest rate swaps (6)	1,778	780	998	—	—
Standby letters of credit (7)	100,618	—	100,618	—	—
Surety bonds (8)	332,477	315,930	16,511	36	—

	749,743	316,710	432,997	36	—

Total Commitments	$1,022,702	$396,002	$525,522	$50,341	$50,837

(1) Reflects our contractual obligations to make future payments under non-cancelable operating lease agreements for various facilities, vehicles, and other equipment.

(2) Reflects our contractual obligations to make future payments for outsourced services and licensing costs pursuant to our information technology agreements.

(3) Future benefits expected to be paid relate to our defined benefit, postretirement, and deferred compensation plans. These amounts do not include the union-sponsored multiemployer defined benefit pension and other postretirement benefit plans. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions made to these plans were $264.4 million, $252.7 million, and $234.9 million in the years ended October 31, 2013, 2012, and 2011, respectively.

Amounts relating to our defined and postretirement benefits reflect expected future payments through 2023 and were calculated using the same assumptions used to measure our benefit obligation as of October 31, 2013. This expectation is based upon expected future service. See Note 11 in Item 8., “Financial Statements and Supplementary Data,” for further details on assumptions used.

(4) Reflects the undiscounted value of our contingent consideration liability incurred in connection with an acquisition made in 2013. See Notes 4 and 5 in Item 8., “Financial Statements and Supplementary Data” for additional disclosure related to our contingent consideration liability.

(5) Borrowings under our line of credit are presented at face value.

(6) Our estimates of future interest payments are calculated based on our hedged borrowings under our line of credit, using the fixed rates under our interest rate swap agreements for the applicable notional amounts. See Note 10 in Item 8., “Financial Statements and Supplementary Data,” for additional disclosure related to our interest rate swaps. We exclude interest payments on our remaining borrowings from these amounts because the cash outlay for the interest is unknown and cannot be reliably estimated as all of the debt is under a revolving credit facility. The interest payments on these remaining borrowings will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time.

(7) We had $100.6 million of standby letters of credit as of October 31, 2013, primarily related to our general liability, automobile, property damage, and workers’ compensation insurance programs.

(8) We use surety bonds, principally performance, payment, and insurance bonds related to contractual obligations in the normal course of business and to collateralize self-insurance obligations. These bonds typically remain in force for one to five years and may include optional renewal periods. At October 31, 2013, outstanding surety bonds totaled $332.5 million, of which $1.4 million have an effective date starting after October 31, 2013. We do not believe that these bonds will be drawn upon by the beneficiaries.

In addition to the information provided above, as of October 31, 2013, our total liability for unrecognized tax benefits was $87.6 million, of which $2.9 million is expected to be recognized in the next twelve months. The resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty, and therefore we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. In addition, certain of these matters may not require cash settlements due to the exercise of credits and net operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.

In some instances, we also offer certain clients guaranteed energy savings on installed equipment under certain contracts. The total energy savings guarantees were $31.4 million at October 31, 2013 and extend through 2027. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred significant losses in connection with these guarantees.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include indemnification obligations with respect to letters of credit, primarily used for our general liability, automobile, property damage, and workers’ compensation insurance programs, and surety bonds, primarily used as security against non-performance in the normal course of business. At October 31, 2013, the outstanding letters of credit and surety bonds approximated $433.1 million, of which $1.4 million have an effective date starting after October 31, 2013, and were not recorded on the Consolidated Balance Sheet. None of these arrangements have a material current effect, or are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Environmental Matters

Our operations are subject to various federal, state, and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water, and air, and the generation, handling, storage, transportation, and disposal of waste and hazardous substances. These laws generally have the effect of increasing costs and potential liabilities associated with the conduct of our operations. In addition, from time to time we are involved in environmental matters at certain of our locations or in connection with our operations. Historically, the cost of complying with environmental laws or resolving environmental issues relating to United States locations or operations has not had a material adverse effect on our financial position, results of operations, or cash flows. We do not believe that the resolution of known matters at this time will be material.

Effect of Inflation

The rates of inflation experienced in recent years have not had a material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience, known or expected trends, independent valuations, and various other assumptions that are believed to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. The current economic environment and U.S. Government policy and their potential effect on us and our clients have combined to increase the uncertainty inherent in such estimates and assumptions. Future results could be significantly affected if actual results were to be different from these estimates and assumptions. We believe the following critical accounting policies govern our more significant judgments and estimates used in the preparation of our Financial Statements.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to provide for losses on accounts receivable due to a client’s inability to pay. The allowance is estimated based on the historical rate of credit losses or write-offs, specific client concerns, and known or expected trends.

The determination of our allowance for doubtful accounts contains uncertainties because it requires management to make assumptions and apply judgment about future uncollectible accounts. Actual write-offs and adjustments could differ from the allowance estimates due to unanticipated changes in the business environment as well as factors and risks associated with specific clients. In addition, changes in the financial condition of our clients or adverse developments in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance.

We have not made any changes in the accounting methodology used to record our allowance for doubtful accounts during the past three years.

A 10% difference in our allowance for doubtful accounts as of October 31, 2013 would have affected net income by approximately $0.5 million during the year ended October 31, 2013.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Other-Than-Temporary Impairment of Auction Rate Securities

Our investments in auction rate securities are classified as available for sale. Accordingly, auction rate securities are presented at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

We estimate the fair values utilizing a discounted cash flow model, which considers, among other factors, assumptions about:

(1) the underlying collateral;

(2) credit risks associated with the issuer;

(3) contractual maturity;

(4) credit enhancements associated with financial insurance guarantees, if any; and

(5) assumptions about when, if ever, the security might be re-financed by the issuer or have a successful auction.

Securities with unrealized losses are reviewed quarterly as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, or other reasons. Declines in the fair value of available-for-sale securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings.

The credit loss component of an other-than-temporary impairment (“OTTI”) is recorded in earnings in the period identified. During the year ended October 31, 2012, we recorded an OTTI credit loss of $0.3 million for one of our auction rate security investments. No OTTI credit loss has been recorded in the years ended October 31, 2013 and 2011.

Significant judgment is involved in determining the fair value of our auction rate securities and when a decline in fair value is other-than-temporary. The factors considered by management include, but are not limited to:

(1) our intent to hold the securities;

(2) our assessment that it is not more likely than not that we will be required to sell the securities before recovering its cost basis;

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

Significant judgment is involved in determining whether an OTTI represents a credit loss and is based upon the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security. The factors considered by management include, but are not limited to:

(1) default rates for the security and the mono-line insurer, if any (which are based on published historical default rates of similar securities and consideration of current market trends); and

(2) the expected life of the security (which represents our view of when market efficiencies for securities may be restored).

We have not made any changes in the accounting methodology used to determine if our auction rate securities are other-than-temporarily impaired during the past three years.

Adverse changes in management’s assessment of the factors used to determine that an auction rate security was not other-than-temporarily impaired could lead to additional impairment charges. Conditions affecting an auction rate security that we determine to be temporary could become other-than-temporary and warrant an impairment charge.

At October 31, 2013, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million, an adjusted cost basis of approximately $13.0 million, and an estimated fair value of approximately $13.0 million. None of the auction rate securities are considered to be other-than-temporarily impaired.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Amortization and Impairment of Long-Lived Assets

Our long-lived assets include: property, plant and equipment and amortizable intangible assets.

We estimate the depreciable lives of our long-lived assets. For depreciable fixed assets, our depreciable lives are based on our accounting policy, which is intended to mirror the expected useful life of the asset. In determining the estimated useful life of amortizable intangible assets, such as customer contracts and relationships, we rely on our historical experience to estimate the useful life of the applicable asset and consider industry norms as a benchmark.

We review our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. These events and circumstances include, but are not limited to, a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, a significant adverse change in the extent or manner in which we use a long-lived asset, or a change in its physical condition.

When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment is recorded for the excess of the carrying amount over the estimated fair value, which is generally determined using discounted future cash flows. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes the new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining estimated useful life of that asset.

Incorrect estimation of useful lives may result in inaccurate depreciation and amortization charges over future periods leading to future impairment. In addition, our impairment evaluations require us to apply judgment in determining whether a triggering event has occurred, including the evaluation of whether it is more likely than not that a location will be closed significantly before the end of its previously estimated useful life. Any impairment loss calculations would require us to apply judgment in estimating expected future cash flows, including estimated sales, margin, and controllable expenses, and assumptions about market performance for operating locations, and estimated selling prices or lease rates for locations identified for closure. We also apply judgment in estimating asset fair values, including the selection of an appropriate discount rate for fair values determined using an income approach.

We have not made any changes in the accounting methodology used to evaluate the impairment of long-lived assets during the last three years.

Additionally, we have not made any changes to estimated useful lives of our long-lived assets with the exception of useful lives of certain fixed assets acquired as part of the Air Serv acquisition.

If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to future impairment losses that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Goodwill

We have elected to make the first day of our fiscal fourth quarter, August 1st, the annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of one of our businesses.

We test the carrying value of goodwill for impairment at the “reporting unit” level using a two-step approach. The first step of the process is to evaluate whether the fair value of a reporting unit is less than its carrying value, which is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, a second step of impairment testing is performed to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, we would be required to recognize an impairment loss for that excess.

We estimate the fair value of each reporting unit using a combination of the income approach and the market approach.

The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal value are calculated for each reporting unit and then discounted to present value using an appropriate discount rate.

In making these estimates, weighted average cost of capital is utilized to calculate the present value of future cash flows and terminal value. Many variables go into estimating future cash flows, including our future sales growth and operating results. When estimating our projected revenue growth and future operating results, we consider industry trends, economic data, and our competitive advantage.

The market approach estimates fair value by using market comparables for reasonably similar public companies.

The valuation of our reporting units requires significant judgment in evaluation of, among other factors, recent indicators of market activity and estimated future cash flows, discount rates and other factors. Our impairment analyses contain inherent uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.

We have not made any changes in the accounting methodology used to evaluate impairment of goodwill during the last three years other than the creation of new reporting units relative to our acquisition of Air Serv and our segment realignment in 2013.

As of October 31, 2013, we had $872.4 million of goodwill. Our goodwill is included in the following segments:

$469.6 million - Janitorial

$72.6 million - Facility Services

$69.2 million - Parking

$49.9 million - Security

$119.7 million - Building & Energy Solutions

$91.4 million - Other

For recently acquired reporting units, a step one impairment test may indicate an implied fair value that is substantially similar to the reporting unit’s carrying value. Such similarities in value are generally an indication that management’s estimates of future cash flows associated with the recently acquired reporting unit remain relatively consistent with the assumptions that were used to derive its initial fair value.

During the fourth quarter of 2013, a goodwill impairment analysis was performed for each of our reporting units, which indicated that the implied fair value of each of our reporting units, with the exception of the recently acquired Air Serv, was substantially in excess of its carrying value. Therefore, the second step was not necessary. A 10% decrease in the estimated fair value of our reporting units would not result in a goodwill impairment.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Insurance Reserves

We use a combination of insured and self-insurance plans to manage potential liabilities for workers’ compensation, general liability, property damage, automobile liability, health and welfare, and professional liabilities. We retain a substantial portion of the risk related to certain workers’ compensation and medical claims. Liabilities associated with these losses include estimates of both claims filed and “incurred but not reported” claim costs.

With the assistance of third-party professionals, we periodically review our estimate of ultimate losses for “incurred but not reported” and adjust our required self-insurance reserves as appropriate. As part of this evaluation, we review the status of existing and new claim reserves as established by our third-party claims administrators.

Our third-party administrators establish the case reserves based upon known factors related to the type and severity of the claims, demographic factors, legislative matters, and case law, as appropriate. We compare actual trends to expected trends and monitor claim development. The specific case reserves estimated by the third-party administrators are provided to an actuary who assists us in projecting an actuarial estimate of the overall ultimate losses for our self-insured or high deductible programs, which includes the case reserves plus an actuarial estimate of reserves required for additional developments including “incurred but not reported” claim costs. The independent third-party’s actuarial point estimate of the reserves is reviewed by management and is recorded in our Financial Statements.

Our self-insurance liabilities contain uncertainties due to assumptions required and judgment used. Costs to settle our obligations, including legal and healthcare costs, could increase or decrease and cause estimates of our self-insurance liabilities to change. Incident rates, including frequency and severity, could increase or decrease and cause the estimates in our self-insurance liabilities to change.

These estimates are subject to: changes in the regulatory environment; projected exposures, including payroll, revenues, and the number of vehicle units; and the frequency, lag, and severity of claims.

The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. In addition, if the reserves related to self-insurance or high deductible programs from acquired businesses are not adequate to cover damages resulting from future accidents or other incidents, we may be exposed to substantial losses arising from future development of the claims.

We have not made any changes in the accounting methodology used to establish our self-insurance liabilities during the past three years.

After analyzing the historical loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine an estimate of ultimate losses, we increased our expected reserves for prior year claims, which resulted in an increase in the related insurance expense of $10.6 million, $7.3 million, and $2.1 million during 2013, 2012, and 2011, respectively. Additionally, current year reserves and the insurance expense allocated to the operating segments reflect results of the most recent actuarial valuations performed in the respective year and have been allocated for operating segments based upon their underlying exposures.

It is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our projected ultimate losses would have affected net income by approximately $23.2 million for 2013.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Revenue Recognition

We earn revenue primarily under various types of service contracts. In all forms of service provided by us, revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. The various types of service contracts are described below.

Monthly Fixed-Price Arrangements

These arrangements are contracts in which the client agrees to pay a fixed fee every month over the specified contract term. A variation of a fixed-price arrangement is a square-foot arrangement, which consists of fixed monthly billings, less credits given to clients for vacant square footage that is not serviced.

Cost-Plus Arrangements

These arrangements are contracts for which the client pays for services received based on an agreed upon rate of wages and benefits, payroll taxes, insurance charges and other expenses, plus a profit margin.

Transaction-Price Arrangements

Transaction-price arrangements are agreements in which the clients are billed for each transaction performed on a monthly basis (i.e., wheelchair passengers served, aircrafts cleaned).

Tag Services

Tag work generally represents supplemental services requested by clients outside of the standard service specification. Examples are cleanup after tenant moves, construction cleanup, flood cleanup, snow removal, and extermination services.

Fixed-Price Repair and Refurbishment Arrangements

Revenue is recognized on certain fixed-price repair and refurbishment contracts using the percentage-of-completion method of accounting, most often based on the cost-to-cost method. Under the percentage-of-completion method, revenues are recognized as the work progresses. The percentage of work completed is determined principally by comparing the actual costs incurred to date with the current estimate of total costs to complete.

For our service contracts, the determination of the sales allowance contains uncertainties because it requires management to make assumptions and apply judgment about the amount and timing of unknown billing errors and disputes.

For certain fixed-price repair and refurbishment arrangements for which we recognize revenue under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including but not limited to:

(1) engineering progress;

(2) materials quantities;

(3) achievement of milestones;

(4) incentives;

(5) labor productivity; and

(6) cost estimates.

Such estimates are based on various professional judgments made with respect to those factors and are subject to change as each project proceeds and new information becomes available.

We have not made any changes in the accounting methodology used to record our sales allowance or to recognize revenue under the percentage-of-completion method during the past three years.

A 10% difference in our sales allowance as of October 31, 2013 would have affected net income by approximately $0.2 million during the year ended October 31, 2013.

For contracts where the percentage-of-completion method is used to recognize revenue, if actual cost estimates differ from our assumptions, the amount of revenue and the related operating profit recognized will also fluctuate. As the fixed-price repair and refurbishment revenue represents a small portion of our total revenue, any revisions to our estimated costs would not have a significant impact on revenue or operating profit.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Revenue Recognition (continued)

Franchise Revenue

We franchise certain engineering services under the Linc Network, TEGG, CurrentSAFE, and GreenHomes America brands through individual and area franchises. Initial franchise fees are recognized when we have performed substantially all initial services required by the franchise agreement. Continuing franchise royalty fees that are based on a percentage of the franchisees’ revenues are recognized in the period in which the revenue is reported to have occurred, whereas franchise fees charged to franchisees on a flat rate are recognized as earned. Direct (incremental) costs related to new franchise sales for which the revenue has not been recognized are deferred until the related revenue is recognized. Costs related to continuing franchise royalty fees are expensed as incurred.

Parking Reimbursement

We enter into managed locations arrangements within our Parking business whereby we manage the parking lot for the owner in exchange for a management fee. For these arrangements, revenues and expenses are passed through by us to the parking lot owner under the terms and conditions of the management location contract. We report revenues and expenses, in equal amounts, for costs directly reimbursed from our managed parking lot clients.

In connection with our service contracts, we make estimates for potential future losses on client receivables resulting from client credits, which are recorded as a reduction in revenue. Credits result from client vacancy discounts, job cancellations, property damage, and other items. Our sales allowance estimate is based on an analysis of the historical rate of sales adjustments (credit memos, net of re-bills) and considers known current or expected trends.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Income Taxes

We estimate total income tax expense based on statutory tax rates in various jurisdictions in which we operate, permanent differences between financial reporting and tax reporting, and available credits and incentives.

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse.

Valuation allowances are recorded when it is more-likely-than-not that a portion of a tax benefit for a deferred tax asset will not be realized.

We record liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due. These unrecognized tax benefits are retained until the associated uncertainty is resolved. This analysis is performed in accordance with the applicable accounting guidance.

Our calculations related to income taxes contain uncertainties due to judgment used to calculate tax liabilities in the application of complex tax laws and regulations across the tax jurisdictions where we operate.

Changes in tax laws and rates could affect recorded total income tax expense as well as recorded deferred tax assets and liabilities in the future.

Changes in projected future earnings could affect the recorded valuation allowances in the future.

Our analysis of unrecognized tax benefits contains uncertainties based on judgment used to apply the more-likely-than-not recognition and measurement thresholds.

We may be challenged upon review by the applicable taxing authorities, and positions taken may not be sustained.

We do not believe there is a reasonable likelihood there will be a material change in our total income tax expense, tax-related balances or valuation allowances. However, due to the complexity of some of these uncertainties, our income tax expense or income tax liabilities may be materially different from the current provision for income tax expense or the current estimate of our income tax liabilities.

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our recorded liabilities, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement may require use of our cash and result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement could be recognized as a reduction in our effective tax rate in the period of resolution.

Contingencies and Litigation

We are party to a variety of legal, administrative, and other inquiries arising in the normal course of business relating to labor and employment, contracts, personal injury, and other matters. We accrue for such matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, we accrue at the low end of the range. Expected costs of resolving contingencies, which include the use of third-party service providers, are accrued as the services are rendered.

Our loss contingencies contain uncertainties because the eventual outcome will result from future events. The determination of current reserves requires estimates and judgments related to future changes in facts and circumstances, differing interpretations of the law, assessments of the amount of damages, and other factors beyond our control.

We have not made any changes in the accounting methodology used to establish our loss contingencies during the past three years.

Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $1.0 million and $98.1 million, including the possible $94.2 million impact of the Augustus case. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material.

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

In December 2011, the FASB issued Accounting Standards Update 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We will adopt ASU 2011-11 on November 1, 2013. The adoption of ASU 2011-11 will not have a material impact on our disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Sensitive Instruments

Our primary market risk exposure is interest rate risk. The potential impact of adverse increases in interest rates risk is discussed below. The following sensitivity analysis does not consider the effects that an adverse change may have on the overall economy nor does it consider actions we may take to mitigate our exposure to these changes. Results of changes in actual rates may differ materially from the following hypothetical results.

Interest Rate Risk

Line of Credit

Our exposure to interest rate risk primarily relates to our variable rate borrowings under our $650.0 million five-year syndicated line of credit that expires in September 2016. At October 31, 2013, we had $314.9 million of outstanding LIBOR-based borrowings under our line of credit. We anticipate borrowing similar amounts for periods of one day to three months. A hypothetical 1.0% increase in interest rates would have added additional interest expense of $3.0 million on the average outstanding borrowings under our line of credit, net of the interest rate swap agreements, during the year ended October 31, 2013. See Note 10, “Line of Credit,” in the Notes to Consolidated Financial Statements for additional information regarding our line of credit.

Interest Rate Swaps

At October 31, 2013, we were a counterparty to six interest rate swap agreements totaling an underlying aggregate notional amount of $180.0 million, pursuant to which we receive variable interest payments based on LIBOR and pay fixed interest on such amounts, at rates ranging from 0.44% to 0.89%. These interest rate swap agreements, which are intended to hedge the interest rate risk associated with our LIBOR-based borrowings under our line of credit, mature between February 2014 and April 2016. The swaps were designated and accounted for as cash flow hedges from inception.

As of October 31, 2013, the fair value of our interest rate swap liabilities was $0.2 million, and these were included in “Retirement plans and other” on the accompanying consolidated balance sheets. As of October 31, 2013, the fair value of the interest rate swap asset was insignificant. The effective portion of the derivatives’ mark-to-market gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into earnings when the hedged transactions occur and affect earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The amount included in accumulated other comprehensive loss is $0.1 million ($0.1 million, net of taxes) at October 31, 2013. See Note 10, “Line of Credit,” in the Notes to Consolidated Financial Statements for additional information regarding our interest rate swaps.

Investment in Auction Rate Securities

At October 31, 2013, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million, an adjusted cost basis of $13.0 million, and an estimated fair value of $13.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). Auctions for these securities have not occurred since August 2007. A hypothetical 1.0% increase in interest rates during the year ended October 31, 2013 would have added approximately $0.2 million of additional interest income. See Note 6, “Auction Rate Securities,” in the Notes to Consolidated Financial Statements for additional information regarding our auction rate securities.

Exchange Rate Risk

Substantially all of our operations are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ABM Industries Incorporated:

We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries (“the Company”) as of October 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedule II. We have also audited the Company’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, the related financial statement Schedule II, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement Schedule II and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, ABM Industries Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the COSO.

/s/ KPMG LLP

New York, New York

December 18, 2013

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
(in thousands, except share and per share amounts)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$32,639	$43,459
Trade accounts receivable, net of allowances of $10,217 and $11,125 at October 31, 2013 and 2012, respectively	672,525	561,317
Notes receivable and other	36,623	40,343
Prepaid expenses	59,645	50,289
Prepaid income taxes	5,081	385
Deferred income taxes, net	47,051	43,671
Insurance recoverables	11,068	9,870

Total current assets	864,632	749,334

Insurance deposits	28,466	31,720
Other investments and long-term receivables	5,005	5,666
Investments in unconsolidated affiliates, net	17,952	14,863
Investments in auction rate securities	12,994	17,780
Property, plant and equipment, net of accumulated depreciation of $127,492 and $107,771 at October 31, 2013 and 2012, respectively	77,241	59,909
Other intangible assets, net of accumulated amortization of $115,461 and $94,485 at October 31, 2013 and 2012, respectively	144,401	109,138
Goodwill	872,396	751,610
Noncurrent deferred income taxes, net	—	17,610
Noncurrent insurance recoverables	57,636	54,630
Other assets	38,513	38,898

Total assets	$2,119,236	$1,851,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$157,806	$130,410
Accrued liabilities
Compensation	138,430	121,855
Taxes—other than income	25,737	19,437
Insurance claims	84,546	80,192
Other	101,860	95,473
Income taxes payable	145	8,450

Total current liabilities	508,524	455,817

Noncurrent income taxes payable	50,426	27,773
Line of credit	314,870	215,000
Retirement plans and other	41,417	38,558
Deferred income tax liability, net	13,074	—
Noncurrent insurance claims	273,418	263,612

Total liabilities	1,201,729	1,000,760

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,477,813 and 54,393,907 shares issued and outstanding at October 31, 2013 and 2012, respectively	555	544
Additional paid-in capital	261,828	234,636
Accumulated other comprehensive loss, net of taxes	(1,651)	(2,154)
Retained earnings	656,775	617,372

Total stockholders’ equity	917,507	850,398

Total liabilities and stockholders’ equity	$2,119,236	$1,851,158

See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31,
(in thousands, except per share amounts)	2013	2012	2011
Revenues	$4,809,281	$4,300,265	$4,246,842
Expenses
Operating	4,313,429	3,854,380	3,781,264
Selling, general and administrative	348,274	327,855	324,762
Amortization of intangible assets	28,553	21,464	23,248

Total expenses	4,690,256	4,203,699	4,129,274

Operating profit	119,025	96,566	117,568
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	(313)	—
Income from unconsolidated affiliates, net	6,319	6,395	3,915
Interest expense	(12,892)	(9,999)	(15,805)

Income from continuing operations before income taxes	112,452	92,649	105,678
Provision for income taxes	(39,552)	(29,931)	(36,980)

Income from continuing operations	72,900	62,718	68,698
Loss from discontinued operations, net of taxes	—	(136)	(194)

Net income	$72,900	$62,582	$68,504

Net income per common share—Basic
Income from continuing operations	$1.33	$1.16	$1.29
Loss from discontinued operations, net of taxes	—	—	—

Net income per common share—Basic	$1.33	$1.16	$1.29

Net income per common share—Diluted
Income from continuing operations	$1.30	$1.14	$1.27
Loss from discontinued operations, net of taxes	—	—	—

Net income per common share—Diluted	$1.30	$1.14	$1.27

Weighted-average common and common equivalent shares outstanding
Basic	54,877	53,987	53,121
Diluted	56,067	54,914	54,103
Dividends declared per common share	$0.60	$0.58	$0.56

See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended October 31,
	2013			2012			2011
(in thousands)	Pre-tax amounts	Tax expense / (benefit)	After- tax amounts	Pre-tax amounts	Tax expense / (benefit)	After- tax amounts	Pre-tax amounts	Tax expense / (benefit)	After- tax amounts

Net income			$72,900			$62,582			$68,504
Other comprehensive income:
Unrealized gains on auction rate securities:
Unrealized gains on auction rate securities	$214	$88	$126	$2,110	$866	$1,244	$499	$193	$306
Reclassification adjustment for credit losses recognized in earnings	—	—	—	313	126	187	—	—	—

Net unrealized gains on auction rate securities	214	88	126	2,423	992	1,431	499	193	306

Unrealized (losses) gains on interest rate swaps:
Unrealized losses arising during the period	(381)	(156)	(225)	(125)	(51)	(74)	(245)	(101)	(144)
Reclassification adjustment for loss included in interest expense	445	182	263	164	67	97	436	177	259

Net unrealized gains on interest rate swaps	64	26	38	39	16	23	191	76	115

Foreign currency translation	(183)	—	(183)	(85)	—	(85)	214	—	214
Defined and postretirement benefit plans adjustments:
Actuarial gains (losses) arising during the current year	675	276	399	(1,660)	(678)	(982)	(2,669)	(1,094)	(1,575)
Reclassification adjustment for amortization of actuarial losses	138	56	82	97	40	57	114	46	68
Reclassification adjustment for settlement losses	70	29	41	107	44	63	126	52	74

Net defined and postretirement benefit plans adjustments	883	361	522	(1,456)	(594)	(862)	(2,429)	(996)	(1,433)

Total other comprehensive income (loss)	$978	$475	$503	$921	$414	$507	$(1,525)	$(727)	$(798)

Comprehensive income			$73,403			$63,089			$67,706

See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended October 31,
	2013		2012		2011
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock:
Balance, beginning of year	54,394	$544	53,333	$533	52,635	$526
Stock issued under employee stock purchase and share-based compensation plans	1,084	11	1,061	11	698	7

Balance, end of year	55,478	555	54,394	544	53,333	533

Additional Paid-in Capital
Balance, beginning of year		234,636		211,389		192,418
Tax effect from share-based awards		—		(156)		(467)
Stock issued under employee stock purchase and share-based compensation plans		13,910		13,167		10,247
Share-based compensation expense		13,282		10,236		9,191

Balance, end of year		261,828		234,636		211,389

Accumulated Other Comprehensive Loss, net of taxes:
Balance, beginning of year		(2,154)		(2,661)		(1,863)
Other comprehensive income (loss)		503		507		(798)

Balance, end of year		(1,651)		(2,154)		(2,661)

Retained Earnings:
Balance, beginning of year		617,372		586,625		547,944
Net income		72,900		62,582		68,504
Dividends:
Common stock		(32,873)		(31,309)		(29,744)
Stock issued under share-based compensation plans		(624)		(526)		(79)

Balance, end of year		656,775		617,372		586,625

Total Stockholders’ Equity		$917,507		$850,398		$795,886

See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
(in thousands)	2013	2012	2011

Cash flows from operating activities:
Net income	$72,900	$62,582	$68,504
Loss from discontinued operations, net of taxes	—	136	194

Income from continuing operations	72,900	62,718	68,698
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	60,390	50,897	52,658
Deferred income taxes	12,476	9,772	24,227
Share-based compensation expense	13,282	10,236	9,191
Provision for bad debt	2,836	2,551	3,142
Discount accretion on insurance claims	504	715	874
Auction rate security credit loss impairment	—	313	—
Gain on sale of assets	(210)	(2,015)	(150)
Income from unconsolidated affiliates, net	(6,319)	(6,395)	(3,915)
Distributions from unconsolidated affiliates	2,959	5,802	2,539
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(50,763)	(11,359)	(18,432)
Prepaid expenses and other current assets	1,960	(14,188)	(7,786)
Insurance recoverables	(4,204)	6,110	5,488
Other assets and long-term receivables	4,895	9,390	5,962
Income taxes payable	8,742	4,542	4,396
Retirement plans and other non-current liabilities	(5,138)	(1,584)	(4,085)
Insurance claims	3,909	1,688	(11,950)
Trade accounts payable and other accrued liabilities	17,094	19,754	25,943

Total adjustments	62,413	86,229	88,102

Net cash provided by continuing operating activities	135,313	148,947	156,800
Net cash provided by discontinued operating activities	—	1,665	3,190

Net cash provided by operating activities	135,313	150,612	159,990

Cash flows from investing activities:
Additions to property, plant and equipment	(32,593)	(28,052)	(22,124)
Proceeds from sale of assets and other	1,214	4,177	912
Purchase of businesses, net of cash acquired	(199,326)	(5,963)	(290,985)
Investments in unconsolidated affiliates	(183)	—	(215)
Proceeds from redemption of auction rate securities	5,000	—	5,000

Net cash used in investing activities	(225,888)	(29,838)	(307,412)

Cash flows from financing activities:
Proceeds from exercises of stock options	13,297	12,496	9,708
Dividends paid	(32,873)	(31,309)	(29,744)
Deferred financing costs paid	—	(14)	(5,021)
Borrowings from line of credit	1,006,000	773,000	885,500
Repayment of borrowings from line of credit	(906,130)	(858,000)	(726,000)
Changes in book cash overdrafts	2,968	45	—
Other	(3,507)	—	—

Net cash provided by (used in) financing activities	79,755	(103,782)	134,443

Net (decrease) increase in cash and cash equivalents	(10,820)	16,992	(12,979)
Cash and cash equivalents at beginning of year	43,459	26,467	39,446

Cash and cash equivalents at end of year	$32,639	$43,459	$26,467

See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Year Ended October 31,
(in thousands)	2013	2012	2011

Supplemental Data:
Cash paid for income taxes, net of refunds received	$18,719	$15,545	$9,651
Interest paid on line of credit	7,713	5,331	10,055

See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND NATURE OF OPERATIONS

ABM Industries Incorporated, together with its consolidated subsidiaries (hereinafter collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of end-to-end integrated facility solutions services to thousands of commercial, industrial, institutional, retail, residential, and governmental facilities located primarily throughout the United States. Our comprehensive capabilities include expansive facility solutions, energy solutions, commercial cleaning, maintenance and repair, HVAC, electrical, landscaping, parking, and security services, provided through stand-alone or integrated solutions. The Company was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and accompanying notes (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain amounts in the prior year consolidated balance sheet have been reclassified to conform to the current year presentation. Unless otherwise noted, all references to years are to our fiscal year, which ends on October 31.

Principles of Consolidation

The Financial Statements include the accounts of ABM and all of our consolidated subsidiaries. The consolidated financial statements also include ABM’s investments in unconsolidated affiliates, as discussed in the following significant accounting policies. These investments are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates that affect the reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and various other assumptions that are believed to be reasonable under the circumstances based on information available as of the date of the issuance of these Financial Statements. Actual results could differ from the estimates used.

2013 Changes in Reportable Segments

We regularly review our segment reporting for alignment with our strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by our Chief Executive Officer (“CEO”).

In periods prior to the first quarter of 2013, our reportable segments consisted of:

•	Janitorial,

•	Facility Solutions,

•	Parking, and

•	Security.

Effective in the first quarter of 2013, we revised our reportable segments to reflect the reorganization of our businesses to an onsite, mobile and on-demand market-based structure. This realignment will continue through 2014 and is designed to improve our long-term growth prospects and provide higher margin opportunities by giving us the ability to better deliver end-to-end services to clients located in urban, suburban, and rural areas. In addition, our realignment initiatives are designed to result in greater synergies from our acquisitions, achieve further integration among our onsite businesses, and decrease operating expenses by streamlining functions and reducing organizational layers. As a result of this realignment, we have separated our previous Facility Solutions segment into two new reportable segments: Facility Services and Building & Energy Solutions.

Our onsite businesses consist of the following reportable segments:

•	Janitorial,

•	Facility Services,

•	Parking, and

•	Security.

Our mobile and on-demand businesses consist of the following:

•	the Building & Energy Solutions reportable segment, and

•	certain unconsolidated affiliates that provide facility solutions, primarily to the U.S. Government, which complement the other operations of the Building & Energy Solutions segment.

Our new segment, Other, is comprised of Air Serv Corporation (“Air Serv”).

Prior period segment results have been restated to conform to the new segment reporting structure.

Our segments and their activities are as follows:

Segment	Activities
Janitorial

Provides a wide range of essential janitorial services for a variety of client facilities, including airports and other transportation centers, commercial office buildings, educational institutions, government buildings, health facilities, industrial buildings, retail stores, shopping centers, stadiums and arenas, and warehouses.

Facility Services

Provides onsite mechanical engineering and technical services and solutions for facilities and infrastructure systems for a variety of client facilities, including airports and other transportation centers, commercial infrastructure, corporate office buildings, data centers, educational institutions, high technology manufacturing facilities, museums, resorts, and shopping centers.

Parking

Provides parking and transportation services for clients at many facilities, including airports and other transportation centers, educational institutions, health facilities, hotels, municipalities, office buildings, retail centers, and stadiums and arenas.

Security

Provides security services for clients in a wide range of facilities, including Class “A” high rise, commercial, health, industrial, petro-chemical, residential, and retail facilities. Security services include staffing of security officers, mobile patrol services, investigative services, electronic monitoring of fire and life safety systems and access control devices, and security consulting services.

Building & Energy Solutions

Provides heating, ventilation, air-conditioning, electrical, lighting and other general maintenance and repair services. These services include preventative maintenance, retro-commissioning, installations, retrofits and upgrades, environmental services, systems start-ups, performance testing, energy audits, and bundled energy solutions for a wide variety of clients in both the private and public sectors.

This segment also provides support to U.S. Government entities for specialty service solutions, such as military base operations, leadership development, education and training, energy efficiency management, medical support services, and construction management.

This segment also includes our franchised operations under the Linc Network, TEGG, and CurrentSAFE brands, which provide mechanical and electrical preventive and predictive maintenance solutions. Our GreenHomes America brand provides home energy efficiency solutions. The operations of the recently acquired HHA Services, Inc. (“HHA”) business, and the acquisition of certain assets and liabilities of Calvert-Jones Company, Inc. (“Calvert-Jones”), and BEST Infrared Services, Inc. (“BEST”) are also included within this segment.

Other

Air Serv provides facility solutions services to clients in our aviation vertical related to passenger assistance, including wheelchair operations, aircraft cabin cleaning, janitorial services, shuttle bus operations, and access control, among others. Air Serv also includes certain assets and certain liabilities of Blackjack Promotions Limited (“Blackjack”), which was acquired on August 1, 2013.

Significant Accounting Policies

Cash and Cash Equivalents

We consider all investments purchased with an original maturity of three months or less to be cash and cash equivalents. We present the change in book cash overdrafts (i.e., negative book cash balances that have not been presented to the bank for payment) as cash flows from financing activities.

Allowance for Doubtful Accounts

Trade accounts receivable arise from services provided to our clients and are generally due and payable on terms varying from receipt of the invoice to net thirty days, excluding receivables from U.S. Government contracts, which generally have longer collection periods. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We determine the past due status of trade accounts receivable based on contractual terms with each client. We evaluate the collectability of accounts receivable and determine the appropriate allowance for doubtful accounts based on a variety of factors, including an analysis of the historical rate of credit losses or write-offs, specific client concerns, and known or expected trends. We do not believe that we have any material exposure due to either industry or regional concentrations of credit risk. Further, no client accounted for more than 10% of our consolidated revenues during any of the years ended October 31, 2013, 2012, or 2011. Our trade accounts receivable are written off once an account is deemed uncollectible or after a period of 12 months, whichever is earlier, unless management believes such amounts will ultimately be collectible.

Investments in Unconsolidated Affiliates

We own non-controlling interests (generally 20% to 50%) in certain affiliated entities that predominantly provide facility solutions services to governmental and commercial clients, primarily in the United States and the Middle East. We account for such investments under the equity method of accounting. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The differences between the carrying amounts and the estimated fair values of equity method investments are recognized as an impairment loss when the loss is deemed to be other-than-temporary. We did not have impairment losses in 2013, 2012, or 2011.

Investments in Auction Rate Securities

Our auction rate securities are classified as available for sale. Auction rate securities are presented at fair value with changes in fair value recorded in accumulated other comprehensive loss (“AOCL”), unless a decline in fair value is determined to be other-than-temporary. The credit loss component of an other-than-temporary decline in fair value is recorded in earnings in the period identified.

We estimate the fair values utilizing a discounted cash flow model, which considers, among other factors, assumptions about: (1) the underlying collateral; (2) credit risks associated with the issuer; (3) contractual maturity; (4) credit enhancements associated with financial insurance guarantees, if any; and (5) assumptions about when, if ever, the security might be re-financed by the issuer or have a successful auction. We have classified all our auction rate security investments as non-current as we do not reasonably expect to liquidate the securities for cash within the next 12 months.

Our determination of whether our auction rate securities are other-than-temporarily impaired is based on an evaluation of several factors, circumstances, and known or reasonably supportable trends including, but not limited to: (1) our intent to hold the securities; (2) our assessment that it is not more likely than not that we will be required to sell the securities before recovering our cost basis; (3) expected defaults; (4) available ratings for the securities or the underlying collateral; (5) the rating of the associated guarantor (where applicable); (6) the nature and value of the underlying collateral expected to service the investment; (7) actual historical performance of the security in servicing its obligations; and (8) actuarial experience of the underlying re-insurance arrangement (where applicable), which in certain circumstances may have preferential rights to the underlying collateral.

Our determination of whether an other-than-temporary impairment (“OTTI”) represents a credit loss is based upon the difference between the present value of the expected cash flows to be collected and the amortized cost basis of the security. Significant assumptions used in estimating the credit loss include: (1) default rates for the security and the mono-line insurer, if any (which are based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents our view of when market efficiencies for securities may be restored). Adverse changes in any of these factors could result in additional declines in fair value and further other-than-temporary impairments in the future. See Note 6, “Auction Rate Securities,” for additional information.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining lease term. Depreciation and amortization is determined for financial reporting purposes by using the straight-line method over the following estimated useful lives:

Years
Computer equipment and software	3 - 5
Machinery and other equipment	3 - 5
Buildings	25 - 40
Furniture and fixtures	5
Transportation equipment	1.5 - 10

Repairs and maintenance are charged directly to expense as they are incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

When assets are sold or retired, their cost and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in the consolidated financial statements.

Leases

We enter into various noncancelable lease agreements for premises and equipment used in the normal course of business. We evaluate the lease agreement at the inception of the lease to determine whether the lease is an operating or capital lease. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options exercisable at our option. For operating leases, when such items are included in a lease agreement, we record rent expense evenly over the term of the lease. For leases with renewal options, we generally record rent expense and amortize the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset).

Contingent rentals are applicable to leases of parking lots and garages and are primarily based on percentages of the gross receipts or other financial parameters attributable to the related facilities. Contingent rental expense is recorded in the period it becomes probable.

We may also be required to make additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities, and insurance, which are expensed as incurred.

Impairment of Long-Lived Assets and Costs Associated With Exit Activities

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment is recorded for the excess of the carrying amount over the estimated fair value, which is generally determined using discounted future cash flows. The present value of costs associated with abandoned facilities, primarily future lease costs (net of expected sublease income), are charged to earnings when we have ceased using the specific location or when we terminate a lease contract in accordance with contractual terms.

Other Intangible Assets

Other intangible assets primarily consist of acquired customer contracts and relationships that are amortized using the sum-of-the-years’-digits method over their useful lives, consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer relationship intangible assets are expected to be realized. Other non-customer acquired intangibles are amortized using a straight-line method of amortization.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values of the assets acquired and liabilities assumed. We have elected to make the first day of our fiscal fourth quarter, August 1st, the annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of one of our businesses.

We test the carrying value of goodwill for impairment at a “reporting unit” level using a two-step approach. The first step of the process is to evaluate whether the fair value of a reporting unit is less than its carrying value, which is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, a second step of impairment testing is performed to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, we would be required to recognize an impairment loss for that excess.

Fair Value of Financial Instruments

We account for certain assets and liabilities at fair value. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants. Authoritative guidance specifies a hierarchy of valuation techniques depending on whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs). The fair value hierarchy consists of three levels:

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

The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort. When available, we use unadjusted quoted market prices to measure fair value and classify such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters, such as interest and currency rates and comparable transactions. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued.

Some assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis. See Note 5, “Fair Value of Financial Instruments,” for the fair value hierarchy table and for details on how we measure fair value for financial assets and liabilities.

Acquisitions

On the date of acquisition, the assets acquired and liabilities assumed are recorded at their estimated fair values. The excess of the purchase price over the amount allocated to the identifiable assets acquired less liabilities assumed is recorded as goodwill. The operating results generated by the acquired businesses have been included in the consolidated statements of income from their respective dates of acquisition. Acquisition-related costs are expensed as incurred. Acquired intangible assets are recorded at fair value and amortized over their estimated useful lives.

Our acquisitions may include a contingent consideration liability, which requires us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration liability arrangement are recognized in the accompanying consolidated statements of income.

Amounts paid in excess of the amount recorded on the acquisition date are classified as cash flows used in operating activities because the difference has entered into the determination of net income. Payments not exceeding the acquisition-date fair value of the contingent consideration liability arrangement are classified as cash flows used in financing activities.

Other Accrued Liabilities

Other accrued liabilities as of October 31, 2013 and 2012 primarily consist of employee benefits, dividends payable, loss contingencies, and rent payable.

Insurance Reserves

We use a combination of insured and self-insurance plans to manage the potential liabilities for workers’ compensation, general liability, property damage, automobile liability, health and welfare, and professional liabilities. Insurance claim liabilities represent our estimate of retained risks without regard to insurance coverage. Such risks consist of estimates of the loss that will ultimately be incurred on reported claims, as well as estimates of claims that have been incurred but not yet reported.

With the assistance of third-party professionals, we periodically review our estimate of ultimate losses for all incurred claims and adjust our required self-insurance reserves as appropriate. As part of this evaluation, we review the status of existing and new claim reserves as established by our third-party claims administrators. Our third-party administrators establish case reserves based upon known factors related to the type and severity of the claims, demographic factors, legislative matters, and case law, as appropriate. We compare actual trends to expected trends and monitor claims developments. The specific case reserves estimated by our third-party administrators are provided to an actuary who assists us in projecting an actuarial estimate of the overall ultimate losses for self-insurance, which includes the case reserves plus an actuarial estimate of reserves required for additional developments including “incurred but not reported” claim costs. The independent third-party’s actuarial point estimate of the reserves is reviewed by management and is recorded in our Financial Statements.

In general, our reserves are recorded on an undiscounted basis. Self-insurance liabilities assumed in acquisitions are recorded at fair value and are accreted to their notional amount with non-cash charges to interest expense over the period that they are expected to be settled. We allocate current-year insurance expense to our operating segments based upon their underlying exposures, while actuarial adjustments related to prior year claims are recorded within Corporate expenses. Claims are classified as current or long-term based on the expected settlement date. Estimated insurance recoveries related to recorded liabilities are reflected as current or long-term “recoverables” in our consolidated balance sheets when we believe that the receipt of such amounts is probable.

Revenue Recognition

We earn revenue primarily under various types of service contracts. In all forms of service provided by us, revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. The various types of service contracts are described below.

Monthly Fixed-Price Arrangements

These arrangements are contracts in which the client agrees to pay a fixed fee every month over the specified contract term. A variation of a fixed-price arrangement is a square-foot arrangement, which consists of fixed monthly billings, less credits given to clients for vacant square footage that is not serviced.

Cost-Plus Arrangements

These arrangements are contracts in which the client pays for services received based on an agreed upon rate of wages and benefits, payroll taxes, insurance charges, and other expenses, plus a profit margin.

Transaction-Price Arrangements

Transaction-price arrangements are agreements in which the clients are billed for each transaction performed on a monthly basis (i.e., wheelchair passengers served, aircrafts cleaned).

Tag Services

Tag work generally represents supplemental services requested by clients outside of the standard service specification. Examples are cleanup after tenant moves, construction cleanup, flood cleanup, snow removal, and extermination services.

Fixed-Price Repair and Refurbishment Arrangements

Revenue is recognized on certain fixed-price repair and refurbishment contracts using the percentage-of-completion method of accounting, most often based on the cost-to-cost method. Under the percentage-of-completion method, revenues are recognized as the work progresses. The percentage of work completed is determined principally by comparing the actual costs incurred to date with the current estimate of total costs to complete. Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, and achievement of milestones, incentives, labor productivity, cost estimates, and others. Such estimates are based on various professional judgments made with respect to those factors and are subject to change as each project proceeds and new information becomes available. Revenue and gross profit are adjusted periodically for revisions in estimated total contract costs and values. Estimated losses are recorded when identified.

Franchise Revenue

We franchise certain engineering services under the Linc Network, TEGG, CurrentSAFE, and GreenHomes America brands through individual and area franchises. Initial franchise fees are recognized when we have performed substantially all initial services required by the franchise agreement. Continuing franchise royalty fees that are based on a percentage of the franchisees’ revenues are recognized in the period in which the revenue is reported to have occurred, whereas franchise fees charged to franchisees on a flat rate are recognized as earned. Direct (incremental) costs related to new franchise sales for which the revenue has not been recognized are deferred until the related revenue is recognized. Costs related to continuing franchise royalty fees are expensed as incurred.

Parking Reimbursement

We enter into managed locations arrangements within our Parking business, whereby we manage the parking lot for the owner in exchange for a management fee. For these arrangements, revenues and expenses are passed through by us to the parking lot owner under the terms and conditions of the management location contract. We report revenues and expenses, in equal amounts, for costs directly reimbursed from our managed parking lot clients. Such amounts totaled $302.4 million, $305.7 million, and $299.4 million in the years ended October 31, 2013, 2012, and 2011, respectively.

Sales Allowance

Our sales allowance is an estimate for losses on client receivables resulting from client credits. Our sales allowance is recorded as a reduction to revenues and an increase to the allowance for billing adjustments. Credits can result from client vacancy discounts, job cancellations, property damage, and other items. Our sales allowance estimate is based on an analysis of the historical rate of sales adjustments (credit memos, net of re-bills) and considers known current or expected trends. Our earnings will be impacted in the future to the extent that actual credit experience differs from amounts estimated.

Advertising

Advertising costs, which include marketing expenses related to our rebranding initiative, are expensed as incurred. Advertising expense was $8.0 million, $5.9 million, and $3.5 million for the years ended October 31, 2013, 2012, and 2011, respectively.

Share-Based Compensation

Our outstanding share-based awards principally consist of restricted stock units (“RSUs”), performance share awards, and stock options. The fair value of RSUs and stock options are expensed over the requisite service period. Performance-based awards are expensed over the requisite service period based on achievement of performance criteria. We use the Black-Scholes option pricing model to determine the fair value of our stock option grants. The fair value of RSUs is determined based on the fair value of our stock price on the date of grant. The fair value of performance shares is determined based on the fair value of our stock price on the date of grant as adjusted over time for our performance against pre-established financial performance targets. We record share-based compensation expense within selling, general and administrative expenses.

Stock option exercises and restricted stock and performance award issuances are expected to be fulfilled with new shares of common stock.

Taxes Collected from Clients and Remitted to Governmental Agencies

We record taxes on client transactions due to governmental agencies as receivables and liabilities on the consolidated balance sheets.

Income Taxes

Our provision for income taxes is based on domestic and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting, and available credits and incentives. Our most significant income tax jurisdiction is the United States. Differences in the timing of recognition of certain income and expenses for financial statements and for tax returns create temporary differences between financial reporting and tax filings. The tax effect of such temporary differences is reported as deferred income taxes. The deferred income taxes are classified as current or long-term based on the classification of the related asset or liability. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. All or a portion of the benefit of income tax positions is recognized only when we have made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Net Income Per Common Share

Basic net income per common share is net income divided by the weighted-average number of shares outstanding during the period. Diluted net income per common share is based on the weighted-average number of shares outstanding during the period, adjusted to include the assumed conversion of certain RSUs, vesting of performance shares, and exercise of stock options.

Contingencies and Litigation

We are party to a variety of legal, administrative, and other inquiries arising in the normal course of business relating to labor and employment, contracts, personal injury, and other matters. We accrue for such matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, we accrue at the low end of the range. Expected costs of resolving contingencies, which include the use of third-party service providers, are accrued as the services are rendered. The assessment of the likelihood of a potential loss and the estimation of the amount of a loss are subjective and require significant judgment.

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

ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We will adopt ASU 2011-11 on November 1, 2013. The adoption of ASU 2011-11 will not have a material impact on our disclosures.

3. NET INCOME PER COMMON SHARE

The calculations of basic and diluted net income per common share are as follows:

	Years Ended October 31,
(in thousands, except per share amounts)	2013	2012	2011
Income from continuing operations	$72,900	$62,718	$68,698
Loss from discontinued operations, net of taxes	—	(136)	(194)

Net income	$72,900	$62,582	$68,504

Weighted-average common and common equivalent shares outstanding—Basic	54,877	53,987	53,121
Effect of dilutive securities:
RSUs	473	369	293
Performance shares	403	281	221
Stock options	314	277	468

Weighted-average common and common equivalent shares outstanding—Diluted	56,067	54,914	54,103

Net income per common share
Basic	1.33	1.16	1.29
Diluted	1.30	1.14	1.27

The diluted net income per common share excludes certain stock options, performance shares, and RSUs, since the effect of including these awards would have been anti-dilutive as follows:

	Years Ended October 31,
(in thousands)	2013	2012	2011
Stock options	765	1,317	879
Performance shares	19	—	17
RSUs	13	90	60

4. ACQUISITIONS

2013 Acquisitions

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

Air Serv provides facility solutions services for airlines, airports, and freight companies at airports primarily in the United States. The operations of Air Serv are included in the Other segment as of November 1, 2012, the acquisition date. Revenues and operating profit associated with Air Serv were $336.2 million and $12.4 million, respectively, since the acquisition date and are included in our consolidated statement of income.

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

HHA provides facility solutions, including housekeeping, laundry, patient assist, plant maintenance, and food services, to hospitals, healthcare systems, long-term care facilities, and retirement communities. The operations of HHA are included in the Building & Energy Solutions segment as of November 1, 2012, the acquisition date. Revenues and operating profit associated with HHA were $53.5 million and $1.4 million, respectively, since the acquisition date and are included in our consolidated statement of income.

Calvert-Jones Acquisition

On November 1, 2012, we acquired substantially all of the assets and assumed certain liabilities of Calvert-Jones for a cash purchase price of $6.1 million (the “Calvert-Jones Acquisition”), including a $0.2 million working capital adjustment received subsequent to October 31, 2013.

Calvert-Jones provides mechanical and energy efficient products and solutions in the Washington, D.C. area. The operations of Calvert-Jones are included in the Building & Energy Solutions segment as of November 1, 2012, the acquisition date. Revenues and operating profit associated with Calvert-Jones were $18.4 million and $1.0 million, respectively, since the acquisition date and are included in our consolidated statement of income.

Blackjack Acquisition

On August 1, 2013, we acquired certain assets and assumed certain liabilities of Blackjack for a cash purchase price of $5.3 million, subject to certain post-closing adjustments (the “Blackjack Acquisition”). Blackjack provides specialized staffing and marketing services to airport operators, retailers, and other clients in the United Kingdom and Europe. The operations of Blackjack are included in the Other segment as of August 1, 2013, the acquisition date. Revenues and operating profit associated with Blackjack were $5.3 million and $0.2 million, respectively, since the acquisition date and are included in our consolidated statement of income.

BEST Acquisition

On September 1, 2013, we acquired certain assets and assumed certain liabilities of BEST for an aggregate purchase price of $4.6 million, consisting of $2.6 million of cash consideration, $1.6 million of contingent consideration liability, and $0.4 million in holdback liability (the “BEST Acquisition”). The purchase price is subject to certain post-closing adjustments, including a working capital true-up adjustment. The final contingent consideration liability amount will be determined at the end of the third year following the consummation date of the acquisition. This amount will be based on a pre-defined adjusted income from operations for BEST for the trailing twelve months ended August 31, 2016. The contingent consideration liability will be in the form of a cash payment and could be as high as $2.0 million upon final settlement. See Note 5, “Fair Value of Financial Instruments,” regarding the valuation of the contingent consideration liability.

BEST is an electrical testing and maintenance firm that provides a broad range of specialized commercial and industrial electrical solutions, such as inspections, system testing, power quality monitoring, hazard detection services, repairs, and ongoing predictive maintenance in commercial and industrial buildings, primarily in the southwest region of the United States. The operations of BEST are included in the Building & Energy Solutions segment as of September 1, 2013, the acquisition date. Revenues and operating profit associated with BEST were $1.1 million and zero, respectively, since the acquisition date and are included in our consolidated statement of income.

Allocation of consideration transferred to acquire Air Serv, HHA, Calvert-Jones, Blackjack, and BEST

The following table summarizes the allocation of consideration transferred to acquire Air Serv, HHA, Calvert-Jones, Blackjack, and BEST and the amounts of identified assets acquired and liabilities assumed at the acquisition dates. The purchase price allocations have been finalized for Air Serv, HHA, and Calvert-Jones. For the Blackjack and BEST acquisitions, initial purchase price allocations are preliminary and subject to adjustment within the measurement period, generally not to exceed one year from the acquisition date. For these acquisitions, consideration and purchase price allocations are subject to, among other items: an additional working capital adjustment; further analysis of tax accounts; and final valuation of identifiable intangible assets.

(in thousands)	Air Serv	HHA	Calvert-Jones	Blackjack	BEST	Total
Purchase price:
Cash consideration	$162,881	$33,680	$6,055	$5,286	$2,600	$210,502
Fair value of contingent consideration liability	—	—	—	—	1,642	1,642
Holdback liability	—	—	—	—	400	400

Total consideration	$162,881	$33,680	$6,055	$5,286	$4,642	$212,544

Allocated to:
Other current and noncurrent assets	$68,915	$5,403	$1,750	$4,635	$1,565	$82,268
Property, plant and equipment	16,658	123	49	261	490	17,581
Other intangible assets	44,610	15,000	2,600	870	1,430	64,510
Goodwill (1)	89,271	23,796	4,021	1,968	1,607	120,663

Total assets acquired	219,454	44,322	8,420	7,734	5,092	285,022
Liabilities assumed	(56,573)	(10,642)	(2,365)	(2,448)	(450)	(72,478)

Net assets acquired	$162,881	$33,680	$6,055	$5,286	$4,642	$212,544

(1) The total amount of goodwill that is deductible for tax purposes is $18.4 million.

The amount allocated to goodwill for Air Serv, HHA, and Blackjack is reflective of our identification of buyer-specific synergies that we anticipate will be realized by, among other things, reducing duplicative positions and back office functions and by reducing professional fees and other services. Goodwill is also attributable to expected long-term business growth through the expansion of our vertical market expertise in servicing the end-to-end needs of airlines, airport authorities, and healthcare service markets. Goodwill for the Calvert-Jones and BEST acquisitions are attributable to projected long-term business growth through our expansion of existing vertical and geographic market offerings in building and energy solutions.

The following table summarizes the weighted-average useful lives in years of the acquired other intangible assets, consisting primarily of customer contracts and relationships for each respective acquisition:

Air Serv	HHA	Calvert-Jones	Blackjack	BEST
14	13	12	11	9

The fair value of trade accounts receivable acquired in the Air Serv Acquisition reflects gross contractual amounts of $53.1 million, of which $0.4 million is expected to be uncollectible. The fair value of trade accounts receivable acquired in the HHA and Calvert-Jones acquisitions were $3.2 million and $1.4 million, respectively and approximate their respective contractual amounts. The preliminary estimated fair value of trade accounts receivable acquired in the Blackjack and BEST acquisitions were $4.4 million and $1.5 million, respectively and approximate their respective contractual amounts.

We have incurred combined acquisition-related costs of $1.5 million, of which $0.5 million have been incurred during the year ended October 31, 2013. These expenses are included in selling, general and administrative expenses in our accompanying consolidated statements of income.

Assuming these acquisitions were made at November 1, 2011, the consolidated pro forma results would not be materially different from reported results.

2012 Acquisition

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

(in thousands)
Purchase price:

Total consideration	$5,667

Allocated to:
Other current and noncurrent assets	$3,408
Other intangible assets	2,200
Goodwill	1,988

Total assets acquired	7,596
Liabilities assumed	(1,929)

Net assets acquired	$5,667

Costs of $0.2 million related to the TEGG Acquisition were expensed as incurred and were recorded in selling, general and administrative expenses. Other identifiable intangible assets primarily consist of customer contracts and relationships with a weighted average life of 14 years.

Goodwill represents the excess cost over the fair value of the net tangible and intangible assets acquired. Factors that contributed to a purchase price resulting in the recognition of goodwill include our strategic initiative to expand the scope and product range of our facility solutions franchise offerings into the electrical services solutions business, which will provide for further expansion of this business and enhance comprehensive service offerings. The amount of goodwill for tax purposes that is expected to be deductible is $2.0 million.

Revenues from the TEGG Acquisition were approximately $3.9 million for the year ending October 31, 2012. Assuming these acquisitions were made at November 1, 2011, the consolidated pro forma results would not be materially different from reported results.

2011 Acquisition

The Linc Group, LLC Acquisition

On December 1, 2010, we acquired all of the outstanding limited liability company interests of The Linc Group, LLC (“Linc”) for an aggregate purchase price of $298.7 million (the “Linc Acquisition”). Linc provides end-to-end integrated facility services, military base operation services, and translation and other services in support of U.S. military operations. Linc’s clients include state and federal governments, commercial entities, and residential customers throughout the United States and in select international locations. The operations of Linc are included in the Building & Energy Solutions and Facility Services segments as of the acquisition date.

In connection with the acquisition, we incurred $5.2 million in direct acquisition costs, which were expensed as incurred and classified as selling, general and administrative expenses. Revenues and operating profit associated with Linc and included in our consolidated statements of income were $512.9 million and $11.1 million, respectively, for the year ending October 31, 2011.

The final purchase price and related allocations are summarized as follows:

(in thousands)
Purchase price:

Total consideration	$298,720

Allocated to:
Other current and noncurrent assets	$139,720
Property, plant and equipment	9,462
Other intangible assets	87,000
Goodwill	154,487

Total assets acquired	390,669
Liabilities assumed	(91,949)

Net assets acquired	$298,720

The acquired intangible assets are being amortized using the sum-of-the-years’-digits method or, where appropriate, the straight-line method. The weighted-average amortization periods for the acquired intangible assets are 14 years for customer contracts and relationships and 4 years for trademarks and trade names, which is consistent with the estimated useful life considerations used in the determination of their fair values. The amount allocated to goodwill is reflective of our identification of buyer-specific synergies realized by, among other things, reducing duplicative positions and back office functions, consolidating facilities, and reducing professional fees and other services.

The transaction was a taxable asset acquisition of the Linc organization for U.S. income tax purposes, and no deferred taxes have been recorded on a significant portion of the acquired assets and liabilities. However, deferred taxes have been recorded for certain assets and liabilities where we receive a carryover basis for tax purposes. At the date of acquisition, the goodwill balance was assigned to our former Facility Solutions segment. The amount of goodwill for tax purposes that is expected to be deductible is $144.1 million.

The following unaudited pro forma financial information shows our combined results of continuing operations, including Linc, as if the acquisition occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to present or be indicative of our consolidated financial results of continuing operations that would have been reported had the business combination been completed as of the beginning of the period presented and should not be taken as indicative of our future consolidated results of continuing operations. The unaudited pro forma financial information for the year ended October 31, 2011 has not been provided since the amounts are not significantly different from actual results.

(in thousands, except per share data)	Year Ended October 31, 2010
Revenues	$4,062,610
Operating profit	111,788
Net income	$62,109
Net income per common share
Basic	$1.19
Diluted	$1.17

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the fair value hierarchy, carrying amounts, and fair values of our financial instruments that are measured on a recurring basis and other select significant financial instruments as of October 31, 2013 and 2012:

		October 31, 2013		October 31, 2012
(in thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets measured at fair value on a recurring basis

Assets held in funded deferred compensation plan (1)	1	$5,359	$5,359	$5,029	$5,029

Investments in auction rate securities (2)	3	12,994	12,994	17,780	17,780

Interest rate swaps (3)	2	4	4	—	—

		18,357	18,357	22,809	22,809

Other select financial assets

Cash and cash equivalents (4)	1	32,639	32,639	43,459	43,459

Insurance deposits (5)	1	28,466	28,466	31,720	31,720

Total		$79,462	$79,462	$97,988	$97,988

Financial liabilities measured at fair value on a recurring basis

Interest rate swap (3)	2	$154	$154	$214	$214

Contingent consideration liability (6)	3	1,642	1,642	—	—

		1,796	1,796	214	214

Other select financial liability

Line of credit (7)	2	314,870	314,870	215,000	215,000

Total		$316,666	$316,666	$215,214	$215,214

(1) Represents investments held in a Rabbi Trust associated with our OneSource Deferred Compensation Plan, which we include in “Other assets” on the accompanying consolidated balance sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices. See Note 11, “Employee Benefit Plans,” for more information.

(2) For investments in auction rate securities, the fair values were based on discounted cash flow valuation models, primarily utilizing unobservable inputs. See Note 6, “Auction Rate Securities,” for the roll-forwards of assets measured at fair value using significant unobservable Level 3 inputs and the sensitivity analysis of significant inputs.

(3) Includes derivatives designated as hedging instruments. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. The fair value of the interest rate swap asset and liabilities were included in “Other investments and long-term receivables” and “Retirement plans and other,” respectively, on the accompanying consolidated balance sheets. See Note 10, “Line of Credit,” for more information.

(4) Cash and cash equivalents are stated at nominal value, which equals fair value.

(5) Represents restricted insurance deposits that are used to collateralize our self-insurance obligations and are stated at nominal value, which equals fair value. These insurance deposits relate to the OneSource Services Inc. (“OneSource”) acquisition.

(6) Our contingent consideration liability was incurred in connection with the acquisition of BEST. The contingent consideration liability is measured at fair value and is included in “Retirement plans and other” on the accompanying consolidated balance sheet. The fair value is based on a pre-defined forecasted adjusted income from operations for BEST using a probability weighted income approach and discounted using a proxy of our fixed borrowing rate. See Note 4, “Acquisitions,” for further information.

(7) Represents outstanding borrowings under our $650.0 million five-year syndicated line of credit. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit approximates the fair value. See Note 10, “Line of Credit,” for more information.

Our non-financial assets, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we would evaluate the non-financial assets for impairment. If an impairment was to occur, the asset would be recorded at the estimated fair value, which is generally determined using discounted future cash flows.

During the years ended October 31, 2013 and October 31, 2012, we had no transfers of assets or liabilities between any of the above hierarchy levels.

6. AUCTION RATE SECURITIES

At October 31, 2013, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million and an amortized cost basis of $13.0 million. During the year ended October 31, 2013, one of the auction rate securities was redeemed by the issuer at its par value of $5.0 million. No gain or loss was recognized upon its redemption. At October 31, 2012, we held investments in auction rate securities from four different issuers having an aggregate original principal amount of $20.0 million and an amortized cost basis of $18.0 million.

Our auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007. We have classified all our auction rate security investments as non-current as we do not reasonably expect to liquidate the securities for cash within the next 12 months.

As of October 31, 2013, none of our auction rate securities were in an unrealized loss position. As of October 31, 2012, two of our auction rate securities, with an aggregate fair value of $7.8 million, were in a continuous unrealized loss position for less than twelve months and the remaining two auction rate securities, with an aggregate fair value of $10.0 million, were not in an unrealized loss position.

The following table presents the significant assumptions used to determine the fair values of our auction rate securities at October 31, 2013 and 2012:

Assumption	October 31, 2013	October 31, 2012
Discount rates	L + 0.33% - L + 3.01%	L + 1.37% - L + 6.86%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00% - L + 3.50%
Average expected lives	4 - 10 years	4 - 10 years

L - One Month LIBOR

The following tables present the changes in the cost basis and fair value of our auction rate securities as of October 31, 2013 and 2012:

(in thousands)	Amortized Cost Basis	Fair Value (Level 3)
Balance at November 1, 2012	$17,994	$17,780
Unrealized gains recorded in AOCL	—	214
Redemption of security by issuer	(5,000)	(5,000)

Balance at October 31, 2013	$12,994	$12,994

(in thousands)	Amortized Cost Basis	Fair Value (Level 3)
Balance at November 1, 2011	$18,307	$15,670
Unrealized gains recorded in AOCL	—	2,110
Other-than-temporary credit loss recognized in earnings	(313)	—

Balance at October 31, 2012	$17,994	$17,780

At October 31, 2013, there were no unrealized gains or losses included in AOCL. At October 31, 2012, unrealized losses of $0.2 million ($0.1 million net of taxes) were included in AOCL.

During the year ended October 31, 2012, we recorded an OTTI credit loss of $0.3 million for one of our auction rate security investments, driven primarily from a change in the expected values of cash flows to be received in the future. No OTTI credit loss has been recorded in the years ended October 31, 2013 and 2011. The total amount of OTTI credit loss on our auction rate security investments included in our retained earnings as of October 31, 2013 and 2012 was $2.0 million.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at October 31, 2013 and 2012 consisted of the following:

(in thousands)	2013	2012
Computer equipment and software	$83,853	$73,309
Machinery and other equipment	60,949	49,236
Leasehold improvements	23,244	20,266
Buildings	11,697	12,046
Furniture and fixtures	9,844	8,355
Transportation equipment	13,639	2,907
Land	1,507	1,561

	204,733	167,680
Less: Accumulated depreciation	127,492	107,771

Total	$77,241	$59,909

Depreciation expense for the years ended October 31, 2013, 2012, and 2011 was $31.8 million, $29.4 million, and $29.4 million, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amounts of goodwill by segment:

(in thousands)	Janitorial	Facility Services (1)	Parking	Security	Building & Energy Solutions (1)	Other	Total
Balance at October 31, 2011	$469,231	$72,648	$69,168	$49,938	$89,887	$—	$750,872
Acquisitions (2)	—	—	—	—	1,937	—	1,937
Other	448	—	—	—	(1,647)	—	(1,199)

Balance at October 31, 2012	$469,679	$72,648	$69,168	$49,938	$90,177	$—	$751,610
Acquisitions (2)	—	—	—	—	29,475	91,239	120,714
Foreign Currency Translation	(39)	—	—	—	—	111	72

Balance at October 31, 2013	$469,640	$72,648	$69,168	$49,938	$119,652	$91,350	$872,396

(1) In connection with the realignment of our organizational structure during 2013, we reallocated our goodwill balances related to the previous Facility Solutions segment to the Facility Services and Building & Energy Solutions segments using the relative fair value approach as of the date of realignment, November 1, 2012.

(2) Goodwill related to acquisitions is discussed in Note 4, “Acquisitions.”

Other Intangible Assets

The following table summarizes other intangible assets, net, by major asset class, at October 31, 2013 and 2012:

	October 31, 2013			October 31, 2012

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total

Customer contracts and relationships	$253,810	$(112,095)	$141,715	$200,377	$(92,605)	$107,772

Trademarks and trade names	4,220	(2,204)	2,016	1,500	(678)	822

Contract rights and other	1,832	(1,162)	670	1,746	(1,202)	544

Total	$259,862	$(115,461)	$144,401	$203,623	$(94,485)	$109,138

The following table summarizes the estimated annual amortization expense for each of the next five fiscal years for our total amortizable intangible assets:

(in thousands)	2014	2015	2016	2017	2018	Total

Estimated amortization expense	$26,781	$22,590	$19,739	$17,096	$14,480	$100,686

These amounts may vary as acquisition of additional intangible assets occur in the future and as purchase price allocations are finalized for existing acquisitions. Refer to Note 4, “Acquisitions,” for more information on our acquisitions.

9. INSURANCE

We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million of exposure on a per-claim basis either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits between $1.0 million and $5.0 million per occurrence. As of October 31, 2013, to cover general liability losses above these primary limits, we maintained commercial insurance umbrella policies that provide limits of $200.0 million. Workers’ compensation liability losses have unlimited coverage due to statutory regulations. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide limits of $75.0 million. We are also self-insured for certain employee medical and dental plans. We retain up to $0.4 million of exposure on a per claim basis under our medical plan.

We had insurance claim reserves totaling $358.0 million and $343.8 million at October 31, 2013 and 2012, respectively. The balance at October 31, 2013 and 2012 includes $7.0 million and $13.0 million in reserves, respectively, related to our medical and dental self-insured plans. We also had insurance recoverables totaling $68.7 million and $64.5 million at October 31, 2013 and 2012, respectively.

Annual actuarial evaluations during the year ended October 31, 2013 were performed for the majority of our casualty insurance programs, including those related to certain previously acquired businesses. Based on the results of these evaluations, we have allocated insurance expense for the year ended October 31, 2013 to our operating segments based upon their underlying exposures. Additionally, as a result of these evaluations, it was determined that there were unfavorable developments in certain general liability, automobile liability, and workers’ compensation claims for various policy years prior to 2013.

Certain general liability claims related to earlier policy years reflected loss development that was measurably higher than previously estimated. The majority of the adverse impact seen in the general liability program was the result of claim development in two jurisdictions, California and New York. This impact was partially offset by the implementation of a series of initiatives to improve the management of general liability claims. A similar trend was also experienced in our automobile liability program, which was largely attributable to considerable changes in a small population of the automobile liability claim pool.

In California, a jurisdiction in which we maintain a significant presence, the workers’ compensation claim development patterns warranted an unfavorable adjustment to our insurance reserves. In response to California’s challenging workers’ compensation environment, we undertook several claim expense reduction initiatives to resolve claims at an accelerated pace where feasible, which may have contributed to some of the unfavorable development. Conversely, the workers’ compensation loss patterns in states other than California warranted a favorable adjustment which partially offset the adverse development experienced in California. Additional favorable prior-year developments were also realized in Illinois in connection with workers’ compensation reform that has contributed to lower claim-related medical cost.

After analyzing the historical loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our reserves for prior year claims, which resulted in an increase in the related insurance expense of $10.6 million during the year ended October 31, 2013 and was recorded as part of Corporate expenses, consistent with prior periods. Insurance reserve adjustments resulting from periodic actuarial evaluations of ultimate losses relating to prior years during the years ended October 31, 2012 and 2011 were $7.3 million and $2.1 million, respectively.

We had the following standby letters of credit, surety bonds, and restricted insurance deposits outstanding at October 31, 2013 and 2012, to collateralize our self-insurance obligations:

	October 31,
(in thousands)	2013	2012
Standby letters of credit	$97,650	$104,968
Surety bonds	40,538	34,933
Restricted insurance deposits	28,466	31,720

Total	$166,654	$171,621

10. LINE OF CREDIT

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

Borrowings under the Facility bear interest at a rate equal to an applicable margin plus, at our option, either a (i) eurodollar rate (generally LIBOR) or (ii) base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time, and (3) the eurodollar rate plus 1.00%. The applicable margin is a percentage per annum varying from zero to 0.75% for base rate loans and 1.00% to 1.75% for eurodollar loans, based upon our leverage ratio.

We also pay a commitment fee, based on the leverage ratio, payable quarterly in arrears, ranging from 0.225% to 0.300% on the average daily unused portion of the Facility. For purposes of this calculation, irrevocable standby letters of credit, issued primarily in conjunction with our self-insurance program, and cash borrowings are included as outstanding under the Facility.

The Credit Agreement contains certain leverage and liquidity covenants that require us to maintain a maximum leverage ratio of 3.25 to 1.0 at the end of each fiscal quarter, a minimum fixed charge coverage ratio of 1.50 to 1.0 at any time, and a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholder’s equity, beginning on November 30, 2010, each as further described in the Credit Agreement, as amended. We were in compliance with all covenants as of October 31, 2013.

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

The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swing line advances, the financing of capital expenditures, and other general corporate purposes, including acquisitions. As of October 31, 2013, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $314.9 million and $100.6 million, respectively. As of October 31, 2012, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $215.0 million and $105.0 million, respectively.

At October 31, 2013 and 2012, we had up to $234.5 million and $330.0 million borrowing capacity, respectively, under the Facility, the availability of which is subject to and may be limited by compliance with the covenants described above.

Interest Rate Swaps

During the year ended October 31, 2013, we entered into a series of interest rate swap agreements with effective start dates of March 18, 2013 and April 11, 2013 totaling an underlying aggregate notional amount of $155.0 million, pursuant to which we receive variable interest payments based on LIBOR and pay fixed interest at rates ranging from 0.44% to 0.47%. These interest rate swaps will mature between March 18, 2016 and April 11, 2016 and are structured to hedge the interest rate risk associated with our floating-rate, LIBOR-based borrowings under our Facility. The swaps were designated and accounted for as cash flow hedges from inception.

On October 19, 2010, we entered into a three-year forward starting interest rate swap agreement with an effective start date of February 24, 2011 and an underlying notional amount of $25.0 million, pursuant to which we receive variable interest payments based on LIBOR and pay fixed interest at a rate of 0.89%. This interest rate swap will mature on February 24, 2014 and is structured to hedge the interest rate risk associated with our floating-rate, LIBOR-based borrowings under our Facility. The swap was designated and accounted for as a cash flow hedge from inception.

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

As of October 31, 2013 and 2012, the fair value of the interest rate swap liabilities was $0.2 million. The amounts included in AOCL were $0.1 million ($0.1 million, net of taxes) and $0.2 million ($0.1 million, net of taxes) at October 31, 2013 and 2012, respectively.

Unrealized net losses related to the interest rate swap contracts that are expected to be reclassified from AOCL to earnings during the next 12 months were $0.1 million at October 31, 2013.

The following tables set forth the effect of our interest rate swap contracts on the Financial Statements for the years ended October 31, 2013 and 2012:

(in thousands)	Amount of loss recognized in AOCL on derivative (effective portion)
	Year Ended October 31,
Derivatives designated as cash flow hedging relationships	2013	2012

Interest rate swaps	$381	$125

(in thousands)	Amount of loss reclassified from AOCL into income (effective portion)
	Year Ended October 31,
Location of loss reclassified from AOCL into income	2013	2012

Interest expense	$445	$164

11. EMPLOYEE BENEFIT PLANS

As of October 31, 2013, we had the following defined benefit and other postretirement benefit plans, which provide benefits based primarily on years of service and employee earnings and which have been previously amended to preclude new participants.

Supplemental Executive Retirement Plan

We have unfunded retirement agreements for certain current and former senior executives. The retirement agreements provide for monthly benefits for ten years commencing at the later of the respective retirement dates of those executives or age 65. The benefits are accrued over the vesting period. Effective December 31, 2002, this plan was amended to preclude new participants.

Service Award Benefit Plan

We have an unfunded service award benefit plan that meets the definition of a “severance pay plan” as defined by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and covers certain qualified employees. The plan provides participants, upon termination, with a guaranteed seven days pay for each year of employment subsequent to November 1, 1989. Effective January 1, 2002, no new participants were permitted under this plan. We will continue to incur interest costs related to this plan as the value of the previously earned benefits continues to increase.

OneSource Employees’ Retirement Pension Plan (“OneSource Pension Plan”)

On November 14, 2007, we acquired OneSource, which sponsored a funded, qualified employee retirement plan. The plan was amended to preclude participation and benefit accruals several years prior to the acquisition.

Death Benefit Plan

Our unfunded Death Benefit Plan covers certain qualified employees upon retirement on or after the employee’s 62nd birthday. This plan provides 50% of the death benefit that the employee was entitled to prior to retirement, subject to a maximum of $150,000. Coverage commencing upon retirement or 62nd birthday continues until death for retired employees hired before September 2, 1980. On March 1, 2003, the postretirement death benefit for any active employees hired after September 1, 1980 was eliminated. Active employees hired before September 1, 1980 who retire on or after their 62nd birthday will continue to be covered between retirement and death. For certain plan participants who retired before March 1, 2003, the postretirement death benefit continues until the retired employee’s 70th birthday. An exemption to the “age 62” retirement rule has been made for certain employees who were terminated as a result of our restructuring to a corporate shared service center.

OneSource Postretirement Medical and Life Benefit Plan (“OneSource PRM Plan”)

OneSource sponsored a postretirement benefit plan that provides medical and life insurance benefits to certain OneSource retirees. Since the date of acquisition, new participants have been precluded from participation.

Benefit Obligation and Net Obligation Recognized in Financial Statements

The significant components of the above mentioned plans as of and for the years ended October 31, 2013 and 2012 are summarized as follows:

	Defined Benefit Plans at October 31,		Postretirement Benefit Plan at October 31,
(in thousands)	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$12,714	$12,075	$5,836	$5,595
Service cost	—	48	13	12
Interest cost	399	495	203	246
Actuarial losses (gains)	181	1,233	(508)	322
Benefits and expenses paid	(1,056)	(1,137)	(129)	(339)

Benefit obligation at end of year	$12,238	$12,714	$5,415	$5,836

Change in plan assets*
Fair value of plan assets at beginning of year	$6,654	$5,917	$—	$—
Actual return on plan assets	758	384	—	—
Employer contributions	1,316	1,490	129	339
Benefits and expenses paid	(1,056)	(1,137)	(129)	(339)

Fair value of plan assets at end of year	$7,672	$6,654	$—	$—

Unfunded status at end of year	$(4,566)	$(6,060)	$(5,415)	$(5,836)

Current liabilities	$(791)	$(1,288)	$(435)	$(250)
Non-current liabilities	(3,775)	(4,772)	(4,980)	(5,586)

Net obligation	$(4,566)	$(6,060)	$(5,415)	$(5,836)

Total affecting retained earnings	$(1,385)	$(2,535)	$(5,350)	$(5,232)
Amount recognized in AOCL	(3,181)	(3,525)	(65)	(604)

Net obligation	$(4,566)	$(6,060)	$(5,415)	$(5,836)

* Amounts relate to the OneSource Pension Plan, which is the only defined benefit pension plan funded by us.

Components of Net Periodic Benefit Cost Recognized in the Accompanying Consolidated Statements of Income

The components of net periodic benefit cost of the defined benefit and other postretirement benefit plans for the years ended October 31, 2013, 2012, and 2011 were as follows:

(in thousands)	2013	2012	2011
Defined Benefit Plans
Service cost	$—	$48	$46
Interest	399	495	569
Expected return on assets	(410)	(486)	(373)
Amortization of actuarial loss	134	97	114
Settlement loss recognized	43	107	126

Net expense	$166	$261	$482

Postretirement Benefit Plans
Service cost	$13	$12	$13
Interest	203	246	256
Settlement loss recognized	27	—	—
Amortization of actuarial loss	4	—	—

Net expense	$247	$258	$269

Net actuarial losses of $0.1 million, on a pre-tax basis, are expected to be amortized from AOCL and recognized as a component of net periodic benefit cost in the year ending October 31, 2014.

Assumptions

The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for the years ended October 31, 2013, 2012, and 2011 were as follows:

	Defined Benefit Plans			Postretirement Benefit Plan

	2013	2012	2011	2013	2012	2011
Assumptions to measure net periodic benefit cost (1)
Discount rate	2.84% – 3.50%	4.12% – 4.51%	4.50% – 4.98%	3.15% – 3.58%	4.04% – 4.56%	4.31% – 5.02%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Rate of return on plan assets**	6.00%	6.00%	8.00%	N/A*	N/A*	N/A*

Assumptions used to determine benefit obligations (2)
Discount rate	3.58% – 4.28%	2.84% – 3.50%	4.12% – 4.51%	4.13% – 4.43%	3.15% – 3.58%	4.04% – 4.56%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%

*	Not Applicable

**	Relates to the OneSource Pension Plan

(1)	Determined as of beginning of year

(2)	Determined as of end of year

The discount rate is used for determining future net periodic benefit cost. Our discount rates were determined, as of the October 31, 2013 measurement date, using the individual cash flows of each plan. In determining the long-term rate of return for a plan, we consider the nature of the plan’s investments, historical rates of return, and an expectation for the plan’s investment strategies.

The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments related to our OneSource Pension Plan. With input from our investment advisors and actuaries, we have analyzed the expected rates of return on assets and determined that an estimated long-term rate of return of 6.0% is reasonable based on: (1) the current and expected asset allocations; (2) the plan’s historical investment performance; and (3) best estimates for future investment performance.

We believe changes in assumptions would not have a material impact on our financial position and operating performance. We expect to fund payments required under the plans with cash flows from operating activities when due in accordance with the plans.

Assumed health care cost trend rates relating to our OneSource PRM Plan are as follows:

	Postretirement Benefit Plan
	2013	2012	2011
Health care trend rate assumed for next year	7.40%	7.60%	7.80%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2029	2029	2029

The obligation attributable to medical benefits is small, as is the future obligation that varies with changes in compensation. Accordingly, a one-percentage-point change in assumed health care cost trend rates in the health care trend assumption rate have an immaterial impact on measuring the obligation.

Expected Future Contributions and Benefit Payments

We expect to contribute $0.9 million to the OneSource Pension Plan for the year ending October 31, 2014. Except for the OneSource Pension Plan, all of our other postretirement and defined benefit plans are unfunded. As a result, our expected contributions for these plans equal our expected future benefit payments for the year ended October 31, 2014.

The expected future benefit payments were calculated using the same assumptions used to measure our benefit obligation as of October 31, 2013. This expectation is based upon expected future service.

(in thousands)	Defined Benefit Plans	Postretirement Benefit Plan
October 31, 2014	$1,386	$435
October 31, 2015	988	248
October 31, 2016	787	265
October 31, 2017	770	282
October 31, 2018	788	297
2019 through 2023	4,079	1,696

OneSource Pension Plan Investment Policies and Strategies

The investment objectives for the assets associated with the OneSource Pension Plan are to maintain acceptable levels of risk through the diversification of assets among asset classes and to optimize long-term returns. We are responsible for selecting investment managers, setting asset allocation targets, and monitoring asset allocations and investment performance. Our external investment professionals have the authority to manage assets within pre-established asset allocation ranges set by us.

At October 31, 2013, approximately 48% of the assets were invested in equities, 25% in cash, and 27% in fixed income. The target allocation ranges and asset allocations for the year ended October 31, 2013 were:

	Target Allocation	Percentage of Plan Assets
Asset Category	2013	2013
U.S. Equity	43%-63%	40%
Fixed Income	27%-47%	27%
International Equity	0%-20%	8%
Cash	—%	25%

The following table presents the fair value hierarchy for the assets associated with the OneSource Pension Plan measured at fair value as of October 31, 2013 and 2012. These assets and liabilities are measured as Level 1.

	October 31,
(in thousands)	2013	2012
Cash and cash equivalents	$1,909	$1,716
Equity
Large-Cap Growth	1,534	1,260
Large-Cap Value	803	727
Small/Mid-Cap Growth	495	334
Small/Mid-Cap Value	184	163
International Equity	631	558
Equities Blend	23	53
Fixed Income
Long-Term Bond	750	777
Intermediate Bond	660	503
Short-Term Bond	552	541
Fixed Income Blend	119	16
Other	12	6

	$7,672	$6,654

Deferred Compensation Plans

We account for deferred compensation and accrue interest thereon for employees who elect to participate in one of the following plans.

Employee Deferred Compensation Plan

This plan is available to executive, management, administrative, and sales employees who have an annualized base salary that equals or exceeds $140,000 for the year ended October 31, 2013. This plan allows such employees to defer 1% to 50% of their pre-tax compensation. The average rate of interest earned by the employees in this plan was 3.08%, 3.01%, and 3.25% for the years ending October 31, 2013, 2012, and 2011, respectively.

Director Deferred Compensation Plan

This plan allows directors to defer receipt of all or any portion of the compensation that he or she would otherwise receive from us. The average rate of interest earned by the directors in this plan was 3.08%, 3.01%, and 3.25% for the years ending October 31, 2013, 2012, and 2011, respectively.

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

OneSource Deferred Compensation Plan

On November 14, 2007, we acquired OneSource, which sponsored a deferred compensation plan. Under this deferred compensation plan, a rabbi trust was created to fund the obligation. The plan requires us to contribute 50% of the participant’s deferred compensation contributions but only to the extent that the deferred contribution does not exceed 5% of the participant’s compensation for the contribution allocation period. This liability is adjusted, with a corresponding charge (or credit) to the deferred compensation cost, to reflect changes in the fair value. On December 31, 2008, the plan was amended to preclude new participants. The assets held in the rabbi trust are not available for general corporate purposes.

Aggregate expense recognized under these deferred compensation plans for the years ended October 31, 2013, 2012, and 2011 were $0.4 million, $0.4 million, and $0.4 million, respectively. The total long-term liability of all deferred compensation plans at October 31, 2013 and 2012 (excluding the fair value of the assets held in the rabbi trust) was $17.0 million and $16.4 million, respectively, and is included in “Retirement plans and other” on the accompanying consolidated balance sheets. The fair value of the assets held in the rabbi trust at October 31, 2013 and 2012 was $5.4 million and $5.0 million, respectively.

401(k) Plans

We sponsor six 401(k) savings plans covering certain employees, as set forth in the respective plan documents. These 401(k) plans are subject to the applicable provisions of ERISA and the Internal Revenue Code (“IRC”). Certain plans permit a company match of a portion of the participant’s contributions or a discretionary contribution after the participant has met the eligibility requirements set forth in the plan. We made matching 401(k) contributions required by the 401(k) plans during the years ended October 31, 2013, 2012, and 2011 in the amounts of $8.0 million, $7.9 million, and $8.3 million, respectively.

Multiemployer Pension and Postretirement Plans

Multiemployer Defined Benefit Pension Plans

Certain of our union-represented employees are covered by multiemployer defined benefit pension plans. Multiemployer pension plans are different from single-employer pension plans, in the following respects:

•	Contributions to multiemployer pension plans by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, some or all of the unfunded obligations pertaining to the departing employer may be allocated to the remaining participating employers; and

•	Certain events could result in a requirement that we pay amounts to a plan based on the underfunded status of the plan, commonly referred to as a “withdrawal liability.”

The information in the following tables relates to multiemployer defined benefit pension plans that we have determined to be individually significant to us. To determine individually significant plans, we evaluated several factors, including our total contributions to the plan, our significance to the plan in terms of participating employees and contributions, and the funded status of the plan.

The following table provides information about the funded status of individually significant plans:

•	The “EIN/PN” column provides the Employee Identification Number and the three-digit plan number assigned to the plan by the Internal Revenue Service.

•

The most recent Pension Protection Act Zone Status available as of October 31, 2013 and 2012 is for plan years indicated in the table below. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status,” based on criteria established under the IRC, and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status,” based on criteria established under the IRC, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status,” and is generally at least 80% funded.

•

The “FIP/RP Status Pending/Implemented” column indicates whether a Financial Improvement Plan (“FIP”), as required under the IRC to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan (“RP”), as required under the IRC to be adopted by plans in the “red” zone, is pending or has been implemented.

•	Contributions by the Company are the amounts contributed by us in the fiscal years ended October 31, 2013, 2012, and 2011.

•

The “Surcharge Imposed” column indicates whether our contribution rate in our fiscal year ended October 31, 2013 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status,” in accordance with the requirements of the IRC.

•	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.

For plans that are not individually significant to us, the total amount of contributions is presented in the aggregate.

(in thousands)		Pension Protection Act Zone Status		FIP/RP Status	Contributions by the Company			Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN/PN	2013	2012	Pending/ Implemented	2013	2012	2011

Building Service 32BJ Pension Fund	13-1879376 / 001	Red 6/30/2014	Red 6/30/2013	Implemented	$13,755	$14,636	$13,840	Yes	4/20/2014 and 12/31/2015

Central Pension Fund of the IUOE & Participating Employers	36-6052390 /001	Green 1/31/2013	Green 1/31/2012	N/A*	9,663	9,176	8,339	N/A*	1/31/2014— 12/31/2016

Local 25 SEIU & Participating Employers Pension Trust	36-6486542 / 001	Green 9/30/2012	Green 9/30/2011	N/A*	7,398	7,453	7,059	N/A*	4/5/2015

S.E.I.U. National Industry Pension Fund	52-6148540 / 001	Red 12/31/2012	Red 12/31/2011	Implemented	5,343	4,275	3,943	Yes	12/31/2014— 6/30/2016

IUOE Stationary Engineers Local 39 Pension Fund	94-6118939 / 001	Green 12/31/2012	Green 12/31/2011	N/A*	5,226	5,342	6,972	N/A*	8/31/2017

Local 68 Engineers Union Pension Plan	51-0176618 / 001	Green 6/30/2012	Green 6/30/2011	N/A*	3,249	3,426	3,435	N/A*	4/30/2014— 4/30/2016

Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund	23-6546776 / 001	Yellow 12/31/2013	Yellow 12/31/2012	Implemented	1,989	2,175	2,414	N/A*	10/15/2015

IUOE Local 30 Pension Fund	51-6045848 / 001	Green 12/31/2012	Green 12/31/2011	N/A*	1,521	1,632	1,495	N/A*	2/28/2014— 4/30/2016
Other Plans					11,597	11,439	10,383

Total Contributions					$59,741	$59,554	$57,880

*	Not applicable

We were listed in the Forms 5500 of the following plans as providing more than 5 percent of total contributions for the plan years presented below.

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the Plan’s year end)
Building Service 32BJ Pension Fund	6/30/2012 and 6/30/2011
Local 25 SEIU & Participating Employers Pension Trust	9/30/2012, 9/30/2011, and 9/30/2010
IUOE Stationary Engineers Local 39 Pension Fund	12/31/2012, 12/31/2011, and 12/31/2010
S.E.I.U. National Industry Pension Fund	12/31/2012
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund	12/31/2012, 12/31/2011, and 12/31/2010
IUOE Local 30 Pension Fund	12/31/2012, 12/31/2011, and 12/31/2010
Massachusetts Service Employees Pension Fund *	12/31/2012, 12/31/2011, and 12/31/2010
Building Service Pension Plan *	4/30/2012, 4/30/2011, and 4/30/2010
Local 210’s Pension Plan *	12/31/2012
Contract Cleaners Service Employees’ Pension Plan *	12/31/2012, 12/31/2011, and 12/31/2010
Local 1102 Amalgamated Pension Fund *	12/31/2012 and 12/31/2011
Teamsters Local 617 Pension Fund *	2/29/2012, 2/28/2011, and 2/28/2010

* These plans are not separately listed in our multiemployer table as they represent an insignificant portion of our total multiemployer pension plan contributions.

There have been no significant changes that affect the comparability of total contributions for any of the periods presented.

Other Postretirement Benefit Plans

In addition to contributions to the defined benefit pension plans described above, ABM also contributes to several multiemployer plans that provide other postretirement benefits based on obligations arising under collective bargaining agreements covering union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health, and other benefits to active employees as determined by the trustees of each plan. Our contributions to such plans were $204.7 million, $193.1 million, and $177.0 million in the years ended October 31, 2013, 2012, and 2011, respectively. There have been no significant changes that affect the comparability of total contributions for any of the periods presented.

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Future minimum payments, by year and in the aggregate, under our non-cancelable operating lease agreements as of October 31, 2013, are included below. Sublease rental income was immaterial for all periods presented and is expected to be immaterial for future periods.

(in thousands)
October 31, 2014	$70,268
October 31, 2015	49,719
October 31, 2016	32,222
October 31, 2017	25,762
October 31, 2018	18,917
Thereafter	32,752

Total minimum lease commitments	$229,640

Rental expense for continuing operations for the years ended October 31, 2013, 2012, and 2011 is included below:

(in thousands)	2013	2012	2011
Minimum rentals	$103,952	$101,475	$101,640
Contingent rentals	30,225	32,497	31,767

Total	$134,177	$133,972	$133,407

Letters of Credit and Bonds

We use letters of credit or surety bonds to secure certain commitments related to insurance programs and for other purposes. As of October 31, 2013, these surety bonds and letters of credit totaled approximately $332.5 million and $100.6 million, respectively. Included in the total amount of surety bonds is $1.4 million of bonds with an effective date starting after October 31, 2013.

Guarantees

We have applied the measurement and disclosure provisions outlined in the guidance related to guarantor’s accounting and disclosure requirements for guarantees included in ASC 460 Guarantees (ASC 460) to agreements containing certain guarantees or certain indemnification clauses. ASC 460 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of October 31, 2013 and 2012, we did not have any material guarantees within the measurement guidance of ASC 460 that are required to be recorded at fair value.

In some instances, we offer certain clients guaranteed energy savings on installed equipment under certain contracts. The total energy savings guarantees were $31.4 million at October 31, 2013 and extend through 2027. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred significant losses in connection with these guarantees.

Indemnifications

We are party to a variety of agreements under which we may be obligated to indemnify the other party for certain matters. Primarily, these agreements are standard indemnification arrangements entered into in our ordinary course of business. Pursuant to these arrangements, we may agree to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally our clients, in connection with any claims arising out of the services that we provide. We also incur costs to defend lawsuits or settle claims related to these indemnification arrangements, and in most cases these costs are paid from our insurance program. The terms of these indemnification arrangements are generally perpetual. Although we attempt to place limits on this indemnification reasonably related to the size of the contract, the maximum obligation may not be explicitly stated and, as a result, the maximum potential amount of future payments we could be required to make under these arrangements is not determinable.

Our certificate of incorporation and bylaws may require us to indemnify our directors and officers against liabilities that may arise by reason of their status as such and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified. The overall amount of these obligations cannot be reasonably estimated; however, we believe that any loss under these obligations would not have a material adverse effect on our financial position, results of operations, or cash flows. We currently have directors’ and officers’ insurance, which has a deductible of up to $1.0 million.

Contingencies

We have been named a defendant in various proceedings arising in the ordinary course of business, including class actions and purported class actions. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred. At October 31, 2013, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $2.2 million.

We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $1.0 million and $98.1 million, including the possible $94.2 million impact of the Augustus case noted below.

Factors underlying this estimated range of loss will change from time to time, and actual results may vary significantly from this estimate. Those matters for which we cannot reasonably estimate potential losses are not included within this estimated range and, therefore, this range does not represent our maximum potential loss exposure.

Ongoing Cases

We are a defendant in a number of lawsuits, including but not limited to the following lawsuits related to alleged violations of federal and/or state wage-and-hour laws or allegations of sexual harassment, discrimination, or retaliation:

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

Augustus

The Augustus case is a certified class action involving allegations that we violated certain state laws relating to rest breaks. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, which sought damages in the amount of $103.1 million, and we filed a motion for decertification of the class. On July 6, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), heard plaintiffs’ motion for damages on the rest break claim and our motion to decertify the class. On July 31, 2012, the Superior Court denied our motion and entered judgment in favor of plaintiffs in the amount of approximately $89.7 million. This amount did not include plaintiffs’ attorneys’ fees. We filed a notice of appeal on August 29, 2012. The plaintiffs filed three separate motions for attorneys’ fees. One motion sought attorneys’ fees from the common fund. (The common fund refers to the approximately $89.7 million judgment entered in favor of the plaintiffs.) The other two motions sought attorneys’ fees from us in an aggregate amount of approximately $12.4 million. On October 12, 2012, we filed oppositions to the two fee motions seeking attorneys’ fees from us. On January 14, 2013, the Superior Court heard all three fee motions and it granted plaintiffs’ fee motion with respect to the common fund in full. The Superior Court denied one fee motion in its entirety and reduced the other fee motion to approximately $4.5 million. This $4.5 million is included in the range of loss for all reasonably possible losses noted above. We have appealed the Superior Court’s rulings, and on April 30, 2013, the Court agreed to consolidate the appeals. We strongly disagree with the decisions of the Superior Court both with respect to the underlying case and with respect to the award of attorneys’ fees and costs. We firmly believe that we have complied with applicable law.

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

In addition, we are party to a variety of legal, administrative, and other inquiries arising in the normal course of business relating to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as a class action on behalf of a purported class of employees. While the results of these proceedings, claims, and inquiries cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our consolidated financial statements, results of operations, or cash flows.

13. PREFERRED AND COMMON STOCK

Preferred Stock

We are authorized to issue 500,000 shares of preferred stock. None of these preferred shares are issued.

Share Repurchase Program

On September 5, 2012, our Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. Under this repurchase program, we may purchase our common shares from time to time in open market purchases or privately negotiated transactions and the timing of repurchases will depend upon several factors, including market and business conditions. The repurchase program may be suspended or discontinued at any time without notice. There have been no stock repurchases under this share repurchase program.

14. SHARE-BASED COMPENSATION PLANS

We use various share-based compensation plans to provide incentives for our key employees and directors. Currently, these incentives primarily consist of nonqualified stock options, RSUs, and performance shares. The following table summarizes our total compensation expense and related income tax benefit in connection with our share-based compensation plans for the years ended October 31, 2013, 2012, and 2011. Share-based compensation expense is recorded in selling, general and administrative expenses.

	Years Ended October 31,
(in thousands)	2013	2012	2011
Share-based compensation expense before income taxes	$13,282	$10,236	$9,191
Income tax benefit	(5,512)	(4,247)	(3,805)

	$7,770	$5,989	$5,386

The total shares issued upon the exercise of options under all share-based compensation plans were 1,031,867 shares, 967,123 shares, and 570,425 shares during the years ended October 31, 2013, 2012 and 2011, respectively. The total intrinsic value of the shares exercised was $12.9 million, $9.8 million, and $6.7 million for the years ended October 31, 2013, 2012, and 2011, respectively. The total fair value of shares that vested during the years ended October 31, 2013, 2012, and 2011 was $8.7 million, $8.2 million, and $2.4 million, respectively.

Method of Accounting and Our Assumptions

Compensation expense for stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. The assumptions used in the option valuation model for the years ended October 31, 2013, 2012, and 2011 are shown in the table below:

2013		2012	2011
Expected life from the date of grant	5.37 years	5.6 years	5.6 years
Expected stock price volatility	38.8%	41.6%	39.2% – 40.4%
Expected dividend yield	2.4%	3.0%	2.3% – 2.6%
Risk-free interest rate	1.8%	0.8%	1.0% – 2.1%
Weighted average fair value of option grants	$7.52	$5.25	$6.52

The expected life for granted stock options is based on observed historical exercise patterns of the previously granted options adjusted to reflect the change in vesting and expiration dates. The expected volatility is based on considerations of implied volatility from publicly traded and quoted options on our common stock and the historical volatility of our common stock. The dividend yield is based on the historical dividend yield over the expected term of the options granted. The risk-free interest rate is based on the continuous compounded yield on U.S. Treasury Constant Maturity Rates with a remaining term equal to the expected term of the option.

Share-Based Compensation Plans

On May 2, 2006, our stockholders approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). The 2006 Equity Plan was amended in March 2009 and March 2012 to increase the total shares of common stock authorized for issuance to 10,279,265. At October 31, 2013, 1,745,854 shares of common stock were available for grant for future equity-based compensation awards under the plan.

Prior to the adoption of the 2006 Equity Plan, equity awards were made under the Executive Stock Option Plan (the “Age-Vested Plan”), the Time-Vested Incentive Stock Option Plan (the “Time-Vested Plan”), and the 2002 Price-Vested Performance Stock Option Plan (the “Price-Vested Plan”). These plans are collectively referred to as the “Prior Plans.” No further grants can be made under the Prior Plans.

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

2006 Equity Plan

Stock Options

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

Stock option activity during the year ended October 31, 2013 is summarized below:

	Number of Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 1, 2012	1,693	$20.68
Granted	234	25.30
Forfeited or expired	(14)	19.89
Exercised	(351)	19.80

Outstanding at October 31, 2013	1,562	$21.57	4.30	$9,277

Vested and exercisable at October 31, 2013	565	$20.22	3.01	$4,124

Total unrecognized share-based compensation cost (net of estimated forfeitures) related to unvested stock option awards at October 31, 2013 was $4.3 million. The cost is expected to be expensed ratably over a weighted-average vesting period of 1.94 years.

RSUs and Dividend Equivalent Rights

We award RSUs to eligible employees and our directors (each, a “Grantee”) that entitle the Grantee to receive shares of our common stock as the units vest based on service. In general, the receipt of RSUs is subject to the Grantee’s continuing employment. RSUs granted to eligible employees generally vest with respect to 50% of the underlying award on the second and fourth anniversary of the award. RSUs granted to directors vest over three years. Compensation expense is recognized ratably over the Grantee’s service period.

RSUs are credited with dividend equivalent rights that are converted to RSUs at the fair market value of our common stock on the dates the dividend payments are made and are subject to the same terms and conditions as the underlying award.

RSU activity during the year ended October 31, 2013 is summarized below:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Outstanding at November 1, 2012	1,231	$19.74
Granted	478	24.91
Issued (including 90 shares withheld for income taxes)	(267)	19.14
Forfeited or expired	(73)	19.28

Outstanding at October 31, 2013	1,369	$21.66

Vested at October 31, 2013	267	$19.14

Total unrecognized compensation cost (net of estimated forfeitures) related to RSUs at October 31, 2013 was $18.7 million. The cost is expected to be expensed ratably over a weighted-average vesting period of 2.38 years. The aggregate intrinsic value of the outstanding and vested RSUs as of October 31, 2013 was $37.6 million and $6.5 million, respectively.

Performance Shares and Dividend Equivalent Rights

Performance shares consist of a contingent right to receive shares of our common stock based on performance targets adopted by our Compensation Committee. The number of performance shares that will vest is based on pre-established financial performance targets and typically a three-year service and performance period. Vesting of 0% to 150% of the indicated shares may occur depending on the extent to which targets are achieved.

Performance shares are credited with dividend equivalent rights that will be converted to performance shares at the fair market value of our common stock beginning after the performance targets have been satisfied and are subject to the same terms and conditions as the underlying award.

Performance share activity during the year ended October 31, 2013 is summarized below:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Outstanding at November 1, 2012	698	$22.99
Granted	479	20.46
Issued (including 45 shares withheld for income taxes)	(115)	18.97
Change in units based on performance	(130)	22.60
Forfeited	(33)	22.87

Outstanding at October 31, 2013	899	$22.31

Vested at October 31, 2013	115	$18.97

Total unrecognized compensation cost (net of estimated forfeitures) related to performance shares at October 31, 2013 was $8.4 million. The cost is expected to be expensed ratably over a weighted-average vesting period of 1.83 years. These costs are based on estimated achievement of performance targets and estimated costs will be reevaluated periodically. The aggregate intrinsic value of the outstanding and vested performance shares as of October 31, 2013 was $24.7 million and $3.2 million, respectively.

Prior Plans

Age-Vested Plan

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

Price-Vested Plan

Under the Price-Vested Plan, pre-defined vesting prices provide for accelerated vesting. If at the end of four years any of the stock price performance targets are not achieved, then the remaining stock options vest at the end of eight years from the date the stock options were granted. There have been no grants under this plan since the year ended October 31, 2005, therefore the remaining outstanding stock options vested on October 31, 2013, the eighth anniversary of the award. Stock options vesting during the first year following grant do not become exercisable until after the first anniversary of grant. The stock options expire ten years after the date of grant. As of May 2, 2006, no further grants are authorized.

The combined plan activity for the Prior Plans during the year ended October 31, 2013 is summarized below:

	Number of Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 1, 2012	1,117	$13.80 – $19.61
Exercised	(298)	15.04 – 18.30
Forfeited or expired	(34)	15.94 – 20.12

Outstanding at October 31, 2013	785	$13.66 – $20.60	1.60 – 41.17	$8,005

Vested and exercisable at October 31, 2013	564	$11.94 – $20.60	1.60 – 45.44	$5,104

Total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options under the Age-Vested Plan at October 31, 2013 was $0.4 million. The cost is expected to be expensed ratably over a weighted-average vesting period of 9.06 years. As of October 31, 2013, all outstanding stock options under the Time-Vested and Price-Vested Plans are vested.

Employee Stock Purchase Plan

On March 9, 2004, our stockholders approved the 2004 Employee Stock Purchase Plan (the “2004 Employee Stock Purchase Plan”). The 2004 Employee Stock Purchase Plan was amended in March 2010 to increase the total shares of common stock authorized for issuance to 3,000,000. Effective May 1, 2006, the plan is no longer considered compensatory and the values of the awards are no longer treated as share-based compensation expense. Additionally, as of that date, the purchase price became 95% of the fair value of our common stock price on the last trading day of the month. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase.

The weighted average fair values of the purchase rights granted during the years ended October 31, 2013, 2012, and 2011 under the new plan were $1.12, $1.05, and $1.16, respectively. During the years ended October 31, 2013, 2012, and 2011, 186,271 shares, 200,108 shares, and 165,455 shares of stock were issued under the plan at a weighted average price of $21.34, $19.93, and $22.02, respectively. The aggregate purchases during the years ended October 31, 2013, 2012, and 2011 were $4.0 million, $4.0 million, and $3.6 million, respectively. At October 31, 2013, 567,943 shares remained unissued under the plan.

15. INCOME TAXES

The components of income before income taxes and the provision for income taxes consisted of the following for the years ended October 31, 2013, 2012, and 2011.

(in thousands)	2013	2012	2011
Current:
Federal	$15,331	$9,700	$5,539
State	10,960	10,459	7,147
Foreign	785	—	67
Deferred:
Federal	10,007	11,047	21,642
State	2,469	(1,275)	2,585

	$39,552	$29,931	$36,980

The difference between the U.S. statutory tax rate and our effective income tax rate consisted of the following for the years ended October 31, 2013, 2012, and 2011.

	2013	2012	2011
Tax rate reconciliation:
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	6.5%	6.5%	6.3%
Federal and state tax credits	(8.6)%	(5.5)%	(5.1)%
Impact of change in state tax rate	0.5%	1.2%	(0.4)%
Tax liabilities no longer required	(1.4)%	(7.2)%	(4.0)%
Nondeductible expenses and other, net	3.2%	2.3%	3.2%

Annual tax rate	35.2%	32.3%	35.0%

As presented in the preceding table, the effective tax rate increased for the year ended October 31, 2013 over the year ended October 31, 2012 due to a tax benefit included in 2012 of $6.9 million related to a re-measurement of certain unrecognized tax benefits and discrete adjustments of $1.9 million for employment-based tax credits. The impact of these benefits was partially offset by discrete tax benefits during 2013 of $4.1 million related to a retroactive reinstatement of federal employment-based tax credits.

As presented in the preceding table, the effective tax rate for the year ended October 31, 2012 is lower than the effective tax rate for the year ended October 31, 2011, primarily due to net nonrecurring favorable federal and state tax benefits recorded during the year ended October 31, 2012. These tax benefits included a $6.9 million re-measurement of certain unrecognized tax benefits and $1.9 million of additional employment-based tax credits. Additionally, the effective tax rate decrease for 2012 was offset by the expiration of employment-based tax credits as of December 31, 2011 and an increase in certain state tax rates in jurisdictions where we operate.

As of October 31, 2013 and 2012, the components of our deferred tax assets and liabilities were as follows:

(in thousands)	2013	2012

Deferred tax assets:
Self-insurance claims (net of recoverables)	$114,919	$109,516
Deferred and other compensation	33,590	30,221
Accounts receivable allowances	3,857	3,967
Settlement liabilities	638	3,288
Other accruals	2,337	2,877
Other comprehensive income	1,394	1,862
State taxes	696	727
State net operating loss carryforwards	8,083	8,596
Tax credits	6,048	7,802
Other	1,019	3,019

	172,581	171,875
Valuation allowance	(6,215)	(6,026)

Total deferred tax assets	166,366	165,849

Deferred tax liabilities:
Property, plant and equipment	(5,512)	(2,767)
Goodwill and other acquired intangibles	(126,877)	(101,801)

Total deferred tax liabilities	(132,389)	(104,568)

Net deferred tax assets	$33,977	$61,281

Operating loss carryforwards totaling $12.4 million at October 31, 2013 are being carried forward in a number of state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire between 2014 and 2033. We review our deferred tax assets for recoverability quarterly. The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards that management believes are not likely to be realized. We believe the remaining net deferred tax assets are more likely than not to be realizable based on estimates of future taxable income. Changes to the deferred tax asset valuation allowance for the years ended October 31, 2013, 2012, and 2011 were as follows:

(in thousands)	2013	2012	2011
Valuation allowance at the beginning of the year	$6,026	$5,784	$6,290
Acquisition of Linc	—	—	290
Other, net	189	242	(796)

Valuation allowance at the end of the year	$6,215	$6,026	$5,784

During the year ended October 31, 2013, the valuation allowance increased through an increase of the tax provision by $0.8 million for state net operating losses that were not expected to be ultimately realized and decreased by $0.6 million on the utilization of state net operating losses on which a valuation allowance was previously recorded and on the write-off of acquired state net operating loss carryforwards of a liquidated subsidiary. During the year ended October 31, 2012, the valuation allowance increased through an increase of the tax provision by $0.5 million for state net operating losses that were not expected to be ultimately realized and decreased by $0.3 million on the write-off of acquired federal net operating loss carryforwards of a liquidated subsidiary.

At October 31, 2013, we had unrecognized tax benefits of $87.6 million, $80.9 million of which, if recognized in the future, would impact our effective tax rate. We include interest and penalties related to unrecognized tax benefits in income tax expense. As of October 31, 2013, we had accrued interest and penalties related to uncertain tax positions of $1.3 million, of which $0.2 million was recognized and expensed in 2013. As of October 31, 2012, we had accrued interest and penalties related to uncertain tax positions of $1.1 million, of which $0.2 million was recognized and expensed in 2012. The following is a reconciliation of our total unrecognized tax benefits as of October 31, 2013 and 2012:

(in thousands)	2013	2012
Balance at beginning of year	$88,448	$95,956
Additions for tax positions related to the current year	1,635	590
Reductions for tax positions related to the current year	(589)	—
Additions for tax positions related to prior years	631	865
Reductions for tax positions related to prior years	(107)	(7,328)
Reductions for expiration of statute of limitations	(1,479)	(66)
Settlements	(929)	(1,569)

Balance as of October 31	$87,610	$88,448

Our most significant income tax jurisdiction is the United States. The U.S. federal income tax returns for ABM, Linc entities that are taxable as corporations, Air Serv, and HHA remain open for examination for the periods ending October 31, 2010 through October 31, 2012; December 31, 2010; June 30, 2010 through October 31, 2012; and December 31, 2010 through October 31, 2012, respectively. Air Serv is currently being examined by the Internal Revenue Service for its tax year ended June 30, 2011. We do business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. In major state jurisdictions, the tax years 2009-2013 remain open and subject to examination by the appropriate tax authorities. We estimate that a decrease in unrecognized tax benefits of up to approximately $2.9 million is reasonably possible over the next 12 months.

16. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

Our reportable segments consist of: Janitorial, Facility Services, Parking, Security, Building & Energy Solutions, and Other. See Note 2, “Basis of Presentation,” for additional information regarding our new segment structure. Prior period segment results have been restated to conform to the new segment reporting structure, effective in the first quarter of 2013.

The accounting policies for our segments are the same as those disclosed within our significant accounting policies. Management evaluates the performance of each operating segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs. Corporate expenses not allocated to segments, among other items, include:

•	certain CEO and other finance and human resource departmental costs;
•	certain information technology costs;
•	share-based compensation costs;
•	certain legal costs and settlements;
•	adjustments resulting from current actuarial developments of self-insurance reserves related to claims incurred in prior years; and
•	direct acquisition costs.

Financial information for each reportable segment is summarized below:

	Years Ended October 31,
(in thousands)	2013	2012	2011
Revenues:
Janitorial	$2,465,312	$2,394,344	$2,380,195
Facility Services	609,435	576,136	553,295
Parking	609,082	615,132	615,679
Security	381,472	365,926	350,377
Building & Energy Solutions	401,536	348,279	346,086
Other	341,516	—	—
Corporate	928	448	1,210

	$4,809,281	$4,300,265	$4,246,842

Operating profit:
Janitorial	$134,600	$135,967	$140,621
Facility Services	27,431	23,083	24,876
Parking	27,537	26,189	24,257
Security	12,943	7,835	7,968
Building & Energy Solutions	18,662	12,340	12,423
Other	12,606	—	—
Corporate	(108,579)	(105,390)	(88,662)
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(6,175)	(3,458)	(3,915)

	119,025	96,566	117,568

Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	(313)	—
Income from unconsolidated affiliates, net	6,319	6,395	3,915
Interest expense	(12,892)	(9,999)	(15,805)

Income from continuing operations before income taxes	$112,452	$92,649	$105,678

Total assets: *
Janitorial	$883,358	$863,831	$859,318
Facility Services	211,270	214,557	205,190
Parking	141,946	153,593	149,052
Security	112,699	111,293	111,304
Building & Energy Solutions	296,189	232,079	246,524
Other	236,117	—	—
Corporate	237,657	275,406	287,909

	$2,119,236	$1,850,759	$1,859,297

* Excludes assets of discontinued operations of $0.4 million and $2.2 million as of October 31, 2012 and 2011, respectively.

	Years Ended October 31,
(in thousands)	2013	2012	2011
Depreciation and amortization:
Janitorial	$17,901	$18,010	$19,035
Facility Services	4,371	4,933	5,247
Parking	3,148	3,512	3,644
Security	1,036	1,218	1,441
Building & Energy Solutions	11,341	8,798	9,967
Other	11,588	—	—
Corporate	11,005	14,426	13,324

	$60,390	$50,897	$52,658

Capital expenditures:
Janitorial	$14,694	$12,367	$10,048
Facility Services	11	23	634
Parking	2,523	2,219	2,023
Security	173	203	141
Building & Energy Solutions	1,226	828	646
Other	2,402	—	—
Corporate	11,564	12,412	8,632

	$32,593	$28,052	$22,124

Geographic Information

Revenues by geographic region are summarized below based on the country in which the sale originated. Substantially all of our long-lived assets are related to United States operations.

	Years Ended October 31,
(in thousands)	2013	2012	2011
Revenues:
United States	$4,710,821	$4,253,793	$4,198,937
All other countries	98,460	46,472	47,905

	$4,809,281	$4,300,265	$4,246,842

17. SUBSEQUENT EVENTS

On December 11, 2013, we entered into an amendment to increase the size of our Facility from $650.0 million to $800.0 million and extend the maturity date to December 11, 2018. In connection with this amendment, the pricing for standby letters of credit fees can be reduced based upon certain threshold restrictions. Additionally, our commitment fee on the average daily unused portion of our Facility decreased by 0.025%.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
(in thousands, except per share amounts)	First	Second	Third	Fourth
Year ended October 31, 2013
Revenues	$1,182,123	$1,173,617	$1,216,768	$1,236,773
Gross profit	114,244	125,404	121,002	135,202
Net income	13,382	19,274	16,076	24,168
Net income per common share—Basic	0.25	0.35	0.29	0.44
Net income per common share—Diluted	0.24	0.35	0.29	0.43

Year ended October 31, 2012
Revenues	$1,073,785	$1,057,244	$1,079,235	$1,090,001
Gross profit	107,365	109,328	107,607	121,585
Net income	10,630	11,712	12,577	27,663
Net income per common share—Basic	0.20	0.22	0.23	0.50
Net income per common share—Diluted	0.20	0.21	0.23	0.50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a. Disclosure Controls and Procedures.

As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2013.

Attestation Report of the Registered Public Accounting Firm

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

c. Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

Our executive officers on December 18, 2013 were as follows:

Name	Age	Principal Occupations and Business Experience During Past Five Years
Henrik C. Slipsager	58	President and Chief Executive Officer and a Director of ABM since November 2000.

James S. Lusk	57

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

James P. McClure	56	Executive Vice President of ABM since September 2002, with responsibility for the Onsite Services business since November 2012; President of ABM Janitorial Services and its predecessors since 2001.

Tracy K. Price	55

Executive Vice President of ABM since December 2010, with responsibility for Building & Energy Solutions since November 2012; President of ABM Facility Solutions Group LLC since December 2010; Chairman, President and CEO of The Linc Group LLC from December 2003 through November 2010.

Angelique Carbo	49

Senior Vice President, Human Resources of ABM since May 2012; Vice President, Human Resources of Merck & Co./Schering-Plough from January 2009 through November 2011; Vice President, Human Resources of General Electric Retail Consumer Finance from August 2006 through January 2009.

Dean A. Chin	45

Senior Vice President, Chief Accounting Officer and Corporate Controller of ABM since June 2010; Vice President and Assistant Controller of ABM from June 2008 to June 2010; Director of Finance, Reader’s Digest Association, Inc. from March 2005 to March 2008; Senior Manager, Audit and Business Advisory Services, Ernst & Young, LLP from July 2001 to January 2005.

David L. Farwell	52

Senior Vice President, Investor Relations of ABM since June 2009; Senior Vice President, Chief of Staff and Treasurer of ABM from September 2005 through May 2009; Vice President and Treasurer of ABM from August 2002 through August 2005.

Sarah Hlavinka McConnell	49

Senior Vice President, General Counsel and Corporate Secretary of ABM since May 2008; Senior Vice President and Deputy General Counsel of ABM from September 2007 to May 2008; Vice President, Assistant General Counsel and Secretary of Fisher Scientific International Inc. from December 2005 to November 2006; Vice President and Assistant General Counsel of Fisher Scientific International Inc. from July 2005 to December 2005; General Counsel of Benchmark Electronics, Inc. from November 2004 to July 2005; Vice President and General Counsel of Fisher Healthcare, a division of Fisher Scientific International Inc. from September 2002 to November 2004.

D. Anthony Scaglione	41

Senior Vice President, Treasurer and Mergers and Acquisitions of ABM since January 2012; Vice President and Treasurer of ABM from June 2009 to January 2012; Vice President and Assistant Treasurer at CA Technologies from July 2007 to June 2009; and Vice President, Treasury at CA Technologies August 2005 to June 2007.

Additional information required by this Item 10 is included under the headings “Proposal—Election of Directors,” “Corporate Governance,” “Audit-Related Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on March 5, 2014 (“2014 Proxy Statement”). All of this information is incorporated by reference into this Annual Report. Our 2014 Proxy Statement will be filed with the Commission within 120 days after the conclusion of our fiscal year ended October 31, 2013.

On April 4, 2013, we filed our Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.

Code of Business Conduct

We have adopted and posted on our website (www.abm.com) the ABM Code of Business Conduct that applies to all of our directors, officers, and employees, including our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer. If any amendments are made to the Code of Business Conduct or if any waiver, including any implicit waiver, from a provision of the Code of Business Conduct is granted to our Principal Executive Officer, Principal Financial Officer, or Principal Accounting Officer, we will disclose the nature of such amendment or waiver on our website at the address specified above.

ITEM 11. EXECUTIVE COMPENSATION.

Information about officer and director compensation is incorporated by reference from the information set forth under the captions “Director Compensation for Fiscal Year 2013” and “Executive Compensation” contained in our 2014 Proxy Statement. Information with respect to compensation committee interlocks and insider participation is incorporated by reference from the information so titled under the caption “Corporate Governance” contained in our 2014 Proxy Statement. Information with respect to the Compensation Committee Report is incorporated by reference from the information under the caption “Executive Compensation” contained in our 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” contained in our 2014 Proxy Statement.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of October 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,347,620	(1)	$20.15	2,313,797	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	2,347,620		$20.15	2,313,797

(1)	Does not include outstanding restricted stock units or performance shares.

(2)	Includes 567,943 shares available for issuance under the Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to certain relationships and related transactions and with respect to director independence is incorporated by reference from the information set forth under the caption “Certain Relationships and Related Transactions” and under the heading “Director Independence” which are under the caption “Corporate Governance” contained in our 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2014 Proxy Statement under the caption “Audit-Related Matters.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1. Financial Statements: Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	52
Consolidated Balance Sheets at October 31, 2013 and 2012	53
Consolidated Statements of Income for the Years Ended October 31, 2013, 2012, and 2011	54
Consolidated Statements of Comprehensive Income for the Years Ended October 31, 2013, 2012, and 2011	55
Consolidated Statements of Stockholders’ Equity for the Years Ended October 31, 2013, 2012, and 2011	56
Consolidated Statements of Cash Flows for the Years Ended October 31, 2013, 2012, and 2011	57

2. Financial Statement Schedule:
Valuation and Qualifying Accounts for the Years Ended October 31, 2013, 2012, and 2011	107
All other schedules are omitted because they are not applicable or the required information is shown

3. Exhibits:
See Index to Exhibits	108

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABM Industries Incorporated

By:	/s/ Henrik C. Slipsager
Henrik C. Slipsager President and Chief Executive Officer and Director
December 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ABM Industries and in the capacities and on the dates indicated.

By:	/s/ Henrik C. Slipsager
Henrik C. Slipsager President and Chief Executive Officer and Director (Principal Executive Officer)
December 18, 2013

/s/ James S. Lusk	/s/ Dean A. Chin
James S. Lusk Executive Vice President and Chief Financial Officer (Principal Financial Officer) December 18, 2013	Dean A. Chin Senior Vice President and Controller (Principal Accounting Officer) December 18, 2013

/s/ Maryellen C. Herringer Maryellen C. Herringer Chairman of the Board and Director December 18, 2013	/s/ Linda Chavez Linda Chavez, Director December 18, 2013

/s/ J. Philip Ferguson J. Philip Ferguson, Director December 18, 2013	/s/ Anthony G. Fernandes Anthony G. Fernandes, Director December 18, 2013

/s/ Luke S. Helms Luke S. Helms, Director December 18, 2013	Stephen M. Kadenacy, Director December 18, 2013

/s/ Sudhakar Kesavan Sudhakar Kesavan, Director December 18, 2013	/s/ William W. Steele William W. Steele, Director December 18, 2013

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance Beginning of Year	Acquisitions	Charges to Costs and Expenses	Write-offs Net of Recoveries	Balance End of Year
Accounts receivable allowances
Years ended October 31,
2013	$11,125	—	21,025	(21,933)	$10,217
2012	13,485	—	14,628	(16,988)	11,125
2011	10,672	3,994	20,396	(21,577)	13,485

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Agreement of Plan of Merger, dated December 1, 2010, by and among ABM Industries Incorporated, Lighting Services, LLC, The Linc Group, LLC and GI Manager L.P.	8-K	001-08929	2.1	December 2, 2010

3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated November 25, 2003	10-K	001-08929	3.1	January 14, 2004

3.2	Bylaws, as amended September 4, 2013	8-K	001-08929	3.2	September 9, 2013

10.1	Credit Agreement, dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	December 2, 2010

10.2	First Amendment, dated as of June 3, 2011, to the Credit Agreement, dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	10-Q	001-08929	10.1	September 9, 2011

10.3	Repricing Amendment, dated September 8, 2011, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	September 13, 2011

10.4	Third Amendment, dated as of December 11, 2013, to the Credit Facility dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	December 12, 2013

10.5	Amended and Restated Master Services Agreement, dated February 24, 2009, by and between ABM Industries Incorporated and International Business Machines Corporation	8-K/A	001-08929	10.1	February 26, 2009

10.6	Transition Agreement, dated February 24, 2009, by and between ABM Industries Incorporated and International Business Machines Corporation	8-K/A	001-08929	10.2	February 26, 2009

10.7	Termination Agreement, dated October 11, 2011, by and between ABM Industries Incorporated and International Business Machines Corporation	8-K	001-08929	10.1	October 14, 2011

10.8*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005

10.9*	Director Retirement Plan Distribution Election Form, as revised June 16, 2006	10-Q	001-08929	10.1	September 8, 2006

10.10*	Arrangements With Non-Employee Directors	10-K	001-08929	10.9	December 20, 2012

10.11*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated December 13, 2010	10-K	001-08929	10.7	December 23, 2010

10.12*	Form of Director Indemnification Agreement	10-Q	001-08929	10.5	March 6, 2009

10.13*	ABM Executive Officer Incentive Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.6	September 8, 2008

10.14*	2006 Equity Incentive Plan, as amended and restated January 10, 2012	10-Q	001-08929	10.1	June 7, 2012

10.15*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, as amended and restated December 9, 2013	8-K	001-08929	10.1	December 12, 2013

10.16*‡	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, as amended and restated December 9, 2013

10.17*	Statement of Terms and Conditions Applicable to Restricted Stock Units Granted Pursuant to the 2006 Equity Incentive Plan to Directors Who Elect to Relinquish Their Benefits Effective November 1, 2006, as amended and restated September 8, 2010	10-K	001-08929	10.13	December 23, 2010

10.18*	Form of Non-Qualified Stock Option Agreement – 2006 Equity Plan	10-Q	001-08929	10.4	June 4, 2010

10.19*	Form of Restricted Stock Unit Agreement – 2006 Equity Plan	10-Q	001-08929	10.5	June 4, 2010

10. 20*‡	Form of Performance Share Agreement – 2006 Equity Plan

10. 21*	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated June 4, 2012	10-Q	001-08929	10.1	September 6, 2012

10.22*	Time-Vested Incentive Stock Option Plan, as amended and restated September 4, 2007	10-Q	001-08929	10.2	September 10, 2007

10.23*	1996 Price-Vested Performance Stock Option Plan, as amended and restated September 4, 2007	10-Q	001-08929	10.3	September 10, 2007

10.24*	2002 Price-Vested Performance Stock Option Plan, as amended and restated September 4, 2007	10-Q	001-08929	10.4	September 10, 2007

10.25*	Deferred Compensation Plan for Executives, amended and restated October 25, 2010	10-K	001-08929	10.22	December 23, 2010

10.26*	Form of Restricted Stock Unit Agreement dated March 31, 2010 for Awards to Certain Executive Officers	8-K	001-08929	10.2	April 2, 2010

10.27*	Form of Stock Option Agreement dated March 31, 2010 for Awards to Certain Executive Officers	8-K	001-08929	10.3	April 2, 2010

10.28*	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.4	September 8, 2008

10.29*	Service Award Benefit Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.5	September 8, 2008

10.30*	Executive Severance Pay Policy, as amended and restated March 7, 2011	10-Q	001-08929	10.1	March 10, 2011

10.31*	Amended and Restated Employment Agreement dated July 16, 2013 by and between ABM Industries Incorporated and Henrik C. Slipsager	8-K	001-08929	10.1	July 18, 2013

10.32*	Form of Executive Employment Agreement with James S. Lusk, James P. McClure and Sarah H. McConnell	8-K	001-08929	10.1	November 2, 2012

10.33*	Form of Executive Employment Agreement with Tracy K. Price	10-K	001-08929	10.30	December 23, 2010

10.34*	Form of Executive Employment Agreement (with term)	8-K	001-08929	10.1	November 2, 2012

10.35*	Form of Executive Employment Agreement (without term)	10-K	001-08929	10.34	December 30, 2012

10.36*	Form of Amended and Restated Executive Change in Control Agreement with Henrik C. Slipsager, James S. Lusk and James P. McClure	8-K	001-08929	10.1	December 31, 2008

10.37*	Annex A for Change in Control Agreement for Henrik C. Slipsager	8-K/A	001-08929	10.1	January 5, 2009

10.38*	Executive Change in Control Agreement with Sarah H. McConnell	10-K	001-08929	10.32	December 22, 2009

10.39*	Executive Change in Control Agreement with Tracy K. Price	10-K	001-08929	10.37	December 23, 2011

21.1‡	Subsidiaries of the Registrant

23.1‡	Consent of Independent Registered Public Accounting Firm

31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101. INS ‡	XBRL Report Instance Document

101. SCH‡	XBRL Taxonomy Extension Schema Document

101. CAL‡	XBRL Taxonomy Calculation Linkbase Document

101. LAB‡	XBRL Taxonomy Label Linkbase Document

101. PRE‡	XBRL Presentation Linkbase Document

101. DEF‡	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement

‡	Indicates filed herewith

†	Indicates furnished herewith