Form 10-Q
period 2014-01-31
ABM INDUSTRIES INC /DE/
filed 2014-03-05
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-8929
ABM INDUSTRIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-1369354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
__________________________
551 Fifth Avenue, Suite 300
New York, New York 10176
(Address of principal executive offices)

(212) 297-0200
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)
__________________________

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2014
Common Stock, $0.01 par value per share	55,862,548 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not statements of historical fact constitute forward-looking statements. These statements give current expectations or forecasts of future events and are often identified by the words “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” “seek,” or other words and terms of similar meaning in connection with discussions of future strategy and operating or financial performance. Such statements reflect the current views of ABM Industries Incorporated (“ABM”), and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), with respect to future events and are based on assumptions and estimates which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. These factors include but are not limited to the following:

•	risks relating to our acquisition strategy may adversely impact our results of operations;

•
our strategy of moving to an integrated facility solutions provider platform, which focuses on vertical market strategy, may not generate the organic growth in revenues or profitability that we expect;

•	we are subject to intense competition that can constrain our ability to gain business as well as our profitability;

•	increases in costs that we cannot pass on to clients could affect our profitability;

•	our restructuring initiatives may not achieve the expected cost reductions;

•	we have high deductibles for certain insurable risks, and therefore we are subject to volatility associated with those risks;

•	we are at risk of losses stemming from any accident or other incident involving our airport operations;

•	our business success depends on our ability to preserve our long-term relationships with clients;

•	we are defendants in class and representative actions and other lawsuits alleging various claims that could cause us to incur substantial liabilities;

•	we are at risk of losses stemming from damage to our reputation;

•	our business success depends on retaining senior management and attracting and retaining qualified personnel;

•
significant delays or reductions in appropriations for our government contracts may negatively affect our business and could have an adverse effect on our financial position, results of operations, and cash flows;

•	we conduct some of our operations through joint ventures, and our ability to do business may be affected by the failure of our joint venture partners to perform their obligations;

•	our services in areas of military conflict expose us to additional risks;

•	negative or unexpected tax consequences could adversely affect our results of operations;

•	we are subject to business continuity risks associated with centralization of certain administrative functions;

•
we are subject to cyber-security risks arising out of breaches of security relating to sensitive company, client, and employee information and to the technology that manages our operations and other business processes;

•	we could incur additional costs to cover guarantees;

•	a decline in commercial office building occupancy and rental rates could affect our revenues and profitability;

•	deterioration in general economic conditions could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition;

•	changes in energy prices and government regulations could adversely impact the results of operations of our Building & Energy Solutions business;

•	financial difficulties or bankruptcy of one or more of our clients could adversely affect our results;

•	future declines in the fair value of our investments in auction rate securities could negatively impact our earnings;

•	we incur accounting and other control costs that reduce profitability;

•	sequestration under the Budget Control Act of 2011 may negatively impact our business;

•	any future increase in the level of our debt or in interest rates could affect our results of operations;

•	our ability to operate and pay our debt obligations depends upon our access to cash;

•	goodwill impairment charges could have a material adverse effect on our financial condition and results of operations;

•	impairment of long-lived assets may adversely affect our operating results;

•	federal health care reform legislation may adversely affect our business and results of operations;

•	changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations, and financial results;

•	labor disputes could lead to loss of revenues or expense variations;

•	we participate in multiemployer pension plans that under certain circumstances could result in material liabilities being incurred; and

•	natural disasters or acts of terrorism could disrupt services.
Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2013 and in other reports we file from time to time with the Securities and Exchange Commission.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	January 31, 2014	October 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$34,214	$32,639
Trade accounts receivable, net of allowances of $11,189 and $10,217 at January 31, 2014 and October 31, 2013, respectively	715,170	672,525
Notes receivable and other	33,906	36,623
Prepaid expenses	68,531	59,645
Prepaid income taxes	2,833	5,081
Deferred income taxes, net	48,750	47,051
Insurance recoverables	11,068	11,068
Total current assets	914,472	864,632
Insurance deposits	28,466	28,466
Other investments and long-term receivables	4,697	5,005
Investments in unconsolidated affiliates, net	18,611	17,952
Investments in auction rate securities	12,994	12,994
Property, plant and equipment, net of accumulated depreciation of $134,772 and $127,492 at January 31, 2014 and October 31, 2013, respectively	79,671	77,241
Other intangible assets, net of accumulated amortization of $122,259 and $115,461 at January 31, 2014 and October 31, 2013, respectively	137,593	144,401
Goodwill	872,439	872,396
Noncurrent insurance recoverables	57,660	57,636
Other assets	38,608	38,513
Total assets	$2,165,211	$2,119,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$160,672	$157,806
Accrued liabilities
Compensation	109,975	138,430
Taxes—other than income	32,993	25,737
Insurance claims	84,787	84,546
Other	100,726	101,860
Income taxes payable	196	145
Total current liabilities	489,349	508,524
Noncurrent income taxes payable	52,605	50,426
Line of credit	367,028	314,870
Retirement plans and other	40,409	41,417
Deferred income tax liability, net	15,007	13,074
Noncurrent insurance claims	272,858	273,418
Total liabilities	1,237,256	1,201,729
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,806,235 and 55,477,813 shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively	558	555
Additional paid-in capital	268,313	261,828
Accumulated other comprehensive loss, net of taxes	(1,873)	(1,651)
Retained earnings	660,957	656,775
Total stockholders’ equity	927,955	917,507
Total liabilities and stockholders’ equity	$2,165,211	$2,119,236
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended January 31,
(in thousands, except per share amounts)	2014	2013
Revenues	$1,226,471	$1,182,123
Expenses
Operating	1,108,420	1,067,879
Selling, general and administrative	87,419	87,749
Amortization of intangible assets	6,700	7,189
Total expenses	1,202,539	1,162,817
Operating profit	23,932	19,306
Income from unconsolidated affiliates, net	1,493	1,195
Interest expense	(2,707)	(3,310)
Income before income taxes	22,718	17,191
Provision for income taxes	(9,649)	(3,809)
Net income	$13,069	$13,382
Net income per common share
Basic	$0.23	$0.25
Diluted	$0.23	$0.24
Weighted-average common and common equivalent shares outstanding
Basic	55,662	54,525
Diluted	57,065	55,497
Dividends declared per common share	$0.155	$0.150
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended January 31,
	2014			2013
(in thousands)	Pre-tax amounts	Tax expense / (benefit)	After-tax amounts	Pre-tax amounts	Tax expense / (benefit)	After-tax amounts
Net income			$13,069			$13,382
Other comprehensive income:
Unrealized gains on auction rate securities	$—	$—	$—	$52	$21	$31
Unrealized (losses) gains on interest rate swaps:
Unrealized losses arising during the period	(122)	(50)	(72)	(4)	(1)	(3)
Reclassification adjustment for loss included in interest expense	161	66	95	43	18	25
Net unrealized gains on interest rate swaps	39	16	23	39	17	22
Foreign currency translation	(260)	—	(260)	(116)	—	(116)
Defined and postretirement benefit plans adjustments:
Reclassification adjustment for amortization of actuarial losses	26	11	15	35	14	21
Reclassification adjustment for settlement losses	—	—	—	27	11	16
Net defined and postretirement benefit plans adjustments	26	11	15	62	25	37
Total other comprehensive (loss) income	$(195)	$27	$(222)	$37	$63	$(26)
Comprehensive income			$12,847			$13,356
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended January 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$13,069	$13,382
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,337	15,889
Deferred income taxes	211	138
Share-based compensation expense	3,899	3,132
Provision for bad debt	1,106	1,316
Discount accretion on insurance claims	98	126
(Gain) loss on sale of assets	(49)	7
Income from unconsolidated affiliates, net	(1,493)	(1,195)
Distributions from unconsolidated affiliates	818	681
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(44,135)	(25,378)
Prepaid expenses and other current assets	(6,364)	3,188
Insurance recoverables	(24)	(30)
Other assets and long-term receivables	1,227	3,748
Income taxes payable	4,478	(2,444)
Retirement plans and other non-current liabilities	(942)	(516)
Insurance claims	(417)	718
Trade accounts payable and other accrued liabilities	(24,700)	(24,249)
Total adjustments	(51,950)	(24,869)
Net cash used in operating activities	(38,881)	(11,487)
Cash flows from investing activities:
Additions to property, plant and equipment	(9,762)	(4,090)
Proceeds from sale of assets and other	89	103
Purchase of businesses, net of cash acquired	195	(187,837)
Net cash used in investing activities	(9,478)	(191,824)
Cash flows from financing activities:
Proceeds from exercises of stock options	2,319	745
Dividends paid	(8,617)	(16,054)
Deferred financing costs paid	(1,246)	—
Borrowings from line of credit	289,158	425,000
Repayment of borrowings from line of credit	(237,000)	(217,000)
Changes in book cash overdrafts	6,307	4,609
Other	(987)	(1,022)
Net cash provided by financing activities	49,934	196,278
Net increase (decrease) in cash and cash equivalents	1,575	(7,033)
Cash and cash equivalents at beginning of year	32,639	43,459
Cash and cash equivalents at end of period	$34,214	$36,426
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) filed with the U.S. Securities and Exchange Commission (“SEC”) in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Unless otherwise noted, all references to years are to our fiscal year, which ends on October 31.
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
Effective in the first quarter of 2014, we made certain changes to our reportable segments to better align business operations. Prior period segment results have been restated to conform to these changes. See Note 12, “Segment Information,” for more details.
The accounting policies applied in the accompanying Financial Statements are the same as those applied in our audited consolidated financial statements as of and for the year ended October 31, 2013, which are described in our 2013 Annual Report on Form 10-K.
Parking Revenue Presentation
We enter into managed locations arrangements within our Parking business, whereby we manage the parking lot for the owner in exchange for a management fee. For these arrangements, revenues and expenses are passed through by us to the parking lot owner under the terms and conditions of the management location contract. We report revenues and expenses, in equal amounts, for costs directly reimbursed from our managed parking lot clients. Such amounts totaled $76.3 million and $75.9 million, in the three months ended January 31, 2014 and 2013, respectively.
Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-05 (“ASU 2014-05”), Service Concession Arrangements (Topic 853). ASU 2014-05 provides criteria for determining whether an arrangement qualifies as a service concession arrangement within the scope of the new guidance. Entities are prohibited from accounting for arrangements within the scope of ASU 2014-05 as leases. ASU 2014-05 is effective for us for the fiscal year ending October 31, 2016, and interim periods within that year, on a modified retrospective basis to service concession arrangements that exist at the beginning of our 2016 fiscal year. We are currently assessing the impact of implementing this guidance on our consolidated financial position, results of operations, and cash flows.
In January 2014, the FASB issued Accounting Standards Update No. 2014-01 (“ASU 2014-01”), Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This amendment permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under this method, which replaces the effective yield method, the cost of investment would be amortized in proportion to the tax credits and other benefits the reporting entity receives to income tax expense. Additionally, the guidance requires new disclosure for all investors in these projects. ASU 2014-01 will be effective for us for the fiscal year ending October 31, 2016, and interim periods within that year, with retrospective application for each prior reporting period presented. We do not expect implementing this guidance will have a material impact on our consolidated financial statements.

3. NET INCOME PER COMMON SHARE
The calculations of basic and diluted net income per common share are as follows:

	Three Months Ended January 31,
(in thousands, except per share amounts)	2014	2013
Net income	$13,069	$13,382
Weighted-average common and common equivalent shares outstanding—Basic	55,662	54,525
Effect of dilutive securities:
Restricted stock units (“RSUs”)	525	422
Performance shares	472	353
Stock options	406	197
Weighted-average common and common equivalent shares outstanding—Diluted	57,065	55,497
Net income per common share
Basic	$0.23	$0.25
Diluted	$0.23	$0.24
The diluted net income per common share excludes certain stock options, RSUs, and performance shares, since the effect of including these awards would have been anti-dilutive as follows:

	Three Months Ended January 31,
(in thousands)	2014	2013
Stock options	234	1,470
RSUs	1	25
Performance shares	—	75

4. ACQUISITIONS
Air Serv Acquisition
On November 1, 2012, we acquired all of the outstanding stock of Air Serv Corporation (“Air Serv”) for an aggregate purchase price of $162.9 million in cash (the “Air Serv Acquisition”). Approximately $11.9 million of the cash consideration remains in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the purchase agreement.
Air Serv provides facility solutions services for airlines, airports, and freight companies at airports primarily in the United States. The operations of Air Serv are included in the Other segment as of November 1, 2012, the acquisition date.
HHA Acquisition
On November 1, 2012, we acquired all of the outstanding stock of HHA Services, Inc. (“HHA”) for an aggregate purchase price of $33.7 million in cash (the “HHA Acquisition”). Approximately $1.4 million of the cash consideration remains in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the purchase agreement.
HHA provides facility solutions, including housekeeping, laundry, patient assist, plant maintenance, and food services, to hospitals, healthcare systems, long-term care facilities, and retirement communities. The operations of HHA are included in the Building & Energy Solutions segment as of November 1, 2012, the acquisition date.
Calvert-Jones Acquisition
On November 1, 2012, we acquired substantially all of the assets and assumed certain liabilities of Calvert-Jones Company, Inc. (“Calvert-Jones”) for a cash purchase price of $6.1 million (the “Calvert-Jones Acquisition”).
Calvert-Jones provides mechanical and energy efficient products and solutions in the Washington, D.C. area. The operations of Calvert-Jones are included in the Building & Energy Solutions segment as of November 1, 2012, the acquisition date.
Blackjack Acquisition
On August 1, 2013, we acquired certain assets and assumed certain liabilities of Blackjack Promotions Limited (“Blackjack”) for a cash purchase price of $5.3 million, subject to certain post-closing adjustments (the “Blackjack Acquisition”). Blackjack provides specialized staffing and marketing services to airport operators, retailers, and other clients in the United Kingdom and Europe. The operations of Blackjack are included in the Other segment as of August 1, 2013, the acquisition date.
BEST Acquisition
On September 1, 2013, we acquired certain assets and assumed certain liabilities of BEST Infrared Services, Inc. (“BEST”) for an aggregate purchase price of $4.6 million, consisting of $2.6 million of cash consideration, $1.6 million of contingent consideration liability, and $0.4 million in holdback liability (the “BEST Acquisition”). The purchase price is subject to certain post-closing adjustments, including a working capital true-up adjustment. The final contingent consideration liability amount will be determined at the end of the third year following the consummation date of the acquisition. This amount will be based on a pre-defined adjusted income from operations for BEST for the trailing twelve months ended August 31, 2016. The contingent consideration liability will be in the form of a cash payment and could be as high as $2.0 million upon final settlement. See Note 5, “Fair Value of Financial Instruments,” regarding the valuation of the contingent consideration liability.
The operations of BEST include a broad range of specialized commercial and industrial electrical solutions, such as inspections, system testing, power quality monitoring, hazard detection services, repairs, and ongoing predictive maintenance in commercial and industrial buildings, which are provided primarily in the southwest region of the United States. The operations of BEST are included in the Building & Energy Solutions segment as of September 1, 2013, the acquisition date.

Allocation of consideration transferred to acquire Air Serv, HHA, Calvert-Jones, Blackjack, and BEST
The following table summarizes the allocation of consideration transferred to acquire Air Serv, HHA, Calvert-Jones, Blackjack, and BEST and the amounts of identified assets acquired and liabilities assumed at the acquisition dates. The purchase price allocations have been finalized for Air Serv, HHA, and Calvert-Jones. For the Blackjack and BEST acquisitions, purchase price allocations are subject to adjustment within their respective measurement periods, not to exceed one year from the acquisition date.

(in thousands)	Air Serv	HHA	Calvert-Jones	Blackjack	BEST	Total
Purchase price:
Cash consideration	$162,881	$33,680	$6,055	$5,286	$2,600	$210,502
Fair value of contingent consideration liability	—	—	—	—	1,642	1,642
Holdback liability	—	—	—	—	400	400
Total consideration	$162,881	$33,680	$6,055	$5,286	$4,642	$212,544

Allocated to:
Other current and noncurrent assets	$68,915	$5,403	$1,750	$4,635	$1,182	$81,885
Property, plant and equipment	16,658	123	49	261	576	17,667
Other intangible assets	44,610	15,000	2,600	870	1,430	64,510
Goodwill (1)	89,271	23,796	4,021	1,968	1,628	120,684
Total assets acquired	219,454	44,322	8,420	7,734	4,816	284,746
Liabilities assumed	(56,573)	(10,642)	(2,365)	(2,448)	(174)	(72,202)
Net assets acquired	$162,881	$33,680	$6,055	$5,286	$4,642	$212,544
(1) The total amount of goodwill that is deductible for tax purposes is $18.4 million.
The amount allocated to goodwill for Air Serv, HHA, and Blackjack is reflective of our identification of buyer-specific synergies that we anticipate will be realized by, among other things, reducing duplicative positions and back office functions and by reducing professional fees and other services. Goodwill is also attributable to expected long-term business growth through the expansion of our vertical market expertise in servicing the end-to-end needs of airlines, airport authorities, and healthcare service markets. Goodwill for the Calvert-Jones and BEST acquisitions is attributable to projected long-term business growth through our expansion of existing vertical and geographic building and energy solutions market offerings.
The following table summarizes the weighted-average useful lives in years of the acquired other intangible assets, consisting primarily of customer contracts and relationships for each respective acquisition:

Air Serv	HHA	Calvert-Jones	Blackjack	BEST
14	13	12	11	9
The fair value of trade accounts receivable acquired in the Air Serv Acquisition reflects gross contractual amounts of $53.1 million, of which $0.4 million is expected to be uncollectible. The fair values of trade accounts receivable acquired in the HHA and Calvert-Jones acquisitions were $3.2 million and $1.4 million, respectively, and approximate their respective contractual amounts. The preliminary estimated fair value of trade accounts receivable acquired in the Blackjack Acquisition was $4.4 million and approximates contractual amounts. The fair value of trade accounts receivable acquired in the BEST Acquisition reflects gross contractual amounts of $1.6 million, of which $0.4 million is expected to be uncollectible.
Acquisition-related costs were insignificant during the three months ended January 31, 2014 and were included in selling, general and administrative expenses in our accompanying unaudited consolidated statements of income. Pro forma and other supplemental financial information is not presented as these acquisitions are not considered material business combinations individually or on a combined basis.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value hierarchy, carrying amounts, and fair values of our financial instruments that are measured on a recurring basis and other select significant financial instruments as of January 31, 2014 and October 31, 2013:

		January 31, 2014		October 31, 2013
(in thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan (1)	1	$5,174	$5,174	$5,359	$5,359
Investments in auction rate securities (2)	3	12,994	12,994	12,994	12,994
Interest rate swap (3)	2	2	2	4	4
		18,170	18,170	18,357	18,357
Other select financial assets
Cash and cash equivalents (4)	1	34,214	34,214	32,639	32,639
Insurance deposits (5)	1	28,466	28,466	28,466	28,466
		62,680	62,680	61,105	61,105
Total		$80,850	$80,850	$79,462	$79,462

Financial liabilities measured at fair value on a recurring basis
Interest rate swaps (3)	2	$113	$113	$154	$154
Contingent consideration liability (6)	3	1,642	1,642	1,642	1,642
		1,755	1,755	1,796	1,796

Other select financial liability
Line of credit (7)	2	367,028	367,028	314,870	314,870
Total		$368,783	$368,783	$316,666	$316,666
(1) Represents investments held in a Rabbi Trust associated with our OneSource Deferred Compensation Plan, which we include in “Other assets” on the accompanying unaudited consolidated balance sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices.
(2) For investments in auction rate securities, the fair values were based on discounted cash flow valuation models, primarily utilizing unobservable inputs. See Note 6, “Auction Rate Securities,” for the roll-forward of assets measured at fair value using significant unobservable Level 3 inputs and the sensitivity analysis of significant inputs.
(3) Includes derivatives designated as hedging instruments. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. The fair value of the interest rate swap asset and liabilities were included in “Other investments and long-term receivables,” and “Retirement plans and other,” respectively, on the accompanying unaudited consolidated balance sheets. See Note 8, “Line of Credit,” for further information.
(4) Cash and cash equivalents are stated at nominal value, which equals fair value.
(5) Represents restricted insurance deposits that are used to collateralize our self-insurance obligations and are stated at nominal value, which equals fair value. These insurance deposits relate to the OneSource Services Inc. acquisition. See Note 7, “Insurance,” for further information.
(6) Our contingent consideration liability was incurred in connection with the BEST Acquisition. The contingent consideration liability is measured at fair value and is included in “Retirement plans and other” on the accompanying unaudited consolidated balance sheets. The fair value is based on a pre-defined forecasted adjusted income from operations for BEST using a probability weighted income approach and discounted using a proxy for our fixed borrowing rate. See Note 4, “Acquisitions,” for further information.

(7) Represents outstanding borrowings under our syndicated line of credit. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit approximates the fair value. See Note 8, “Line of Credit,” for further information.
Our non-financial assets, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we would evaluate the non-financial assets for impairment. If an impairment were to occur, the asset would be recorded at the estimated fair value, which is generally determined using discounted future cash flows.
During the three months ended January 31, 2014, we had no transfers of assets or liabilities between any of the above hierarchy levels.
6. AUCTION RATE SECURITIES
At January 31, 2014, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million and an amortized cost basis of $13.0 million. Our auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007. We have classified all our auction rate security investments as non-current, as we do not reasonably expect to liquidate the securities for cash within the next 12 months.
The following table presents the significant assumptions used to determine the fair values of our auction rate securities at January 31, 2014 and October 31, 2013:

Assumption	January 31, 2014	October 31, 2013
Discount rates	L + 0.39% - L + 3.56%	L + 0.33% - L + 3.01%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 - 10 years	4 - 10 years
L - One Month LIBOR
During the three months ended January 31, 2014, there were no changes in the cost basis and fair value of our auction rate securities, and the fair value at January 31, 2014 is equal to the amortized cost basis of $13.0 million. Accordingly, at January 31, 2014 and October 31, 2013, there were no unrealized gains or losses for auction rate securities included in accumulated other comprehensive loss (“AOCL”), and the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.
The following table presents the changes in the cost basis and fair value of our auction rate securities as of October 31, 2013:

(in thousands)	Amortized Cost Basis	Fair Value (Level 3)
Balance at November 1, 2012	$17,994	$17,780
Unrealized gains recorded in AOCL	—	214
Redemption of security by issuer	(5,000)	(5,000)
Balance at October 31, 2013	$12,994	$12,994
7. INSURANCE
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million of exposure on a per-claim basis either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits between $1.0 million and $5.0 million per occurrence. As of January 31, 2014, to cover general liability losses above these primary limits, we maintained commercial insurance umbrella policies that provide limits of $200.0 million. Workers’ compensation liability losses have unlimited coverage due to statutory regulations. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide limits of $75.0 million. We are also self-insured for certain employee medical and dental plans. We retain up to $0.4 million of exposure on a per-claim basis under our medical plan.

The adequacy of workers’ compensation, general liability, automotive, and property damage insurance claims reserves is based upon actuarial estimates of required reserves considering the most recently completed actuarial reports in 2013 and known events. Actuarial reports are expected to be completed for our significant programs using recent claims data and may result in adjustments to earnings during the third and fourth quarters of 2014.
We had insurance claim reserves totaling $357.6 million and $358.0 million at January 31, 2014 and October 31, 2013, respectively. The balance at January 31, 2014 and October 31, 2013 includes $7.3 million and $7.0 million in reserves, respectively, related to our medical and dental self-insured plans. We also had insurance recoverables totaling $68.7 million at each of January 31, 2014 and October 31, 2013.
We had the following standby letters of credit, surety bonds, and restricted insurance deposits outstanding at January 31, 2014 and October 31, 2013, to collateralize our self-insurance obligations:

(in thousands)	January 31, 2014	October 31, 2013
Standby letters of credit	$102,626	$97,650
Surety bonds	47,561	40,538
Restricted insurance deposits	28,466	28,466
Total	$178,653	$166,654
8. LINE OF CREDIT
On November 30, 2010, we entered into a five-year syndicated credit agreement (“Credit Agreement”) which provided for revolving loans, swing line loans, and letters of credit up to an aggregate amount of $650.0 million (the “Facility”). During the year ended October 31, 2011, the Credit Agreement was amended to reduce the borrowing spread interest on loans, extend the maturity date to September 8, 2016, and revise certain defined terms. On December 11, 2013, the Credit Agreement was further amended to increase the aggregate amount of the Facility from $650.0 million to $800.0 million and extend the maturity date to December 11, 2018. At our option, we may increase the size of the Facility to $1.0 billion at any time prior to the expiration date (subject to receipt of commitments for the increased amount from existing and new lenders). In connection with this amendment, the pricing for standby letters of credit fees can be reduced based upon certain threshold restrictions. Additionally, our commitment fee on the average daily unused portion of our Facility decreased by 0.025%. Financial covenants and interest rates were not changed by this amendment.
Borrowings under the Facility bear interest at a rate equal to an applicable margin plus, at our option, either a (i) eurodollar rate (generally LIBOR) or (ii) base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate published by Bank of America, N.A. from time to time, and (3) the eurodollar rate plus 1.00%. The applicable margin is a percentage per annum varying from zero to 0.75% for base rate loans and 1.00% to 1.75% for eurodollar loans, based upon our leverage ratio.
We also pay a commitment fee, based on the leverage ratio, payable quarterly in arrears, ranging from 0.200% to 0.275% on the average daily unused portion of the Facility. For purposes of this calculation, irrevocable standby letters of credit, issued primarily in conjunction with our self-insurance program, and cash borrowings are included as outstanding under the Facility.
The Credit Agreement contains certain leverage and liquidity covenants that require us to maintain a maximum leverage ratio of 3.25 to 1.0 at the end of each fiscal quarter, a minimum fixed charge coverage ratio of 1.50 to 1.0 at any time, and a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholder’s equity, beginning on November 30, 2010, each as further described in the Credit Agreement, as amended. We were in compliance with all covenants as of January 31, 2014.
If an event of default occurs under the Credit Agreement, including certain cross-defaults, insolvency, change in control, and violation of specific covenants, among others, the lenders can terminate or suspend our access to the Facility, declare all amounts outstanding under the Facility (including all accrued interest and unpaid fees) to be immediately due and payable, and can also require that we cash collateralize the outstanding standby letters of credit obligations.
The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swing line advances, the financing of capital expenditures, and other general corporate purposes, including acquisitions and investments in subsidiaries, subject to certain limitations, if applicable. As of January 31, 2014, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $367.0 million and $105.6 million, respectively. As of October 31, 2013, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $314.9 million and $100.6 million, respectively.
At January 31, 2014 and October 31, 2013, we had up to $327.4 million and $234.5 million borrowing capacity, respectively, under the Facility, the availability of which is subject to, and may be limited by, compliance with the covenants described above.
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
    On October 19, 2010, we entered into a three-year forward starting interest rate swap agreement with an effective start date of February 24, 2011 and an underlying notional amount of $25.0 million, pursuant to which we received variable interest payments based on LIBOR and paid fixed interest at a rate of 0.89%. This interest rate swap matured on February 24, 2014 and was structured to hedge the interest rate risk associated with our floating-rate, LIBOR-based borrowings under our Facility. The swap was designated and accounted for as a cash flow hedge from inception.
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
Each of the swap derivatives is designated as a cash flow hedge, and the effective portion of the derivative’s mark-to-market gain or loss is initially reported as a component of AOCL and subsequently reclassified into earnings when the hedged transactions occur and affect earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Interest payables and receivables under the swap agreements are accrued and recorded as adjustments to interest expense.
As of January 31, 2014 and October 31, 2013, the amounts recorded in AOCL were insignificant, and amounts expected to be reclassified from AOCL to earnings during the next 12 months are insignificant.
The following tables set forth the effect of our interest rate swap contracts on the Financial Statements for the three months ended January 31, 2014 and 2013:

(in thousands)	Amount of loss recognized in AOCL on derivative (effective portion)
	Three Months Ended January 31,
Derivatives designated as cash flow hedging relationships	2014	2013
Interest rate swaps	$122	$4

(in thousands)	Amount of loss reclassified from AOCL into income (effective portion)
	Three Months Ended January 31,
Location of loss reclassified from AOCL into income	2014	2013
Interest expense	$161	$43

9. BENEFIT PLANS
The components of net periodic benefit cost of the defined benefit and postretirement benefit plans for the three months ended January 31, 2014 and 2013 were as follows:

	Three Months Ended January 31,
(in thousands)	2014	2013
Defined Benefit Plans
Interest	$120	$100
Expected return on assets	(118)	(103)
Amortization of actuarial loss	28	34
Net expense	$30	$31
Postretirement Benefit Plans
Interest	$57	$51
Service cost	3	3
Settlement loss recognized	—	27
Amortization of actuarial (gain) loss	(2)	1
Net expense	$58	$82

10. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Bonds
We use letters of credit or surety bonds to secure certain commitments related to insurance programs and for other purposes. As of January 31, 2014, these surety bonds and letters of credit totaled approximately $362.8 million and $105.6 million, respectively. Included in the total amount of surety bonds is $12.7 million of bonds with an effective date starting after January 31, 2014.
Guarantees
In some instances, we offer certain clients guaranteed energy savings and other guarantees on installed equipment under certain contracts. Total guarantees were $33.7 million at January 31, 2014 and extend through 2028. Total guarantees were $31.4 million at October 31, 2013 and extend through 2027. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any losses in connection with these guarantees. As of January 31, 2014, we do not have any material liabilities under these arrangements.
Legal Matters
We are a party to a variety of actions, proceedings, and legal, administrative, and other inquiries arising in the normal course of business relating to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as a class action on behalf of a purported class of employees. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties.
We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred. At January 31, 2014, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $2.3 million.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $1.0 million and $98.1 million, including the possible $94.2 million impact of the Augustus case described below. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate. Those matters for which we cannot reasonably estimate potential losses are not included within this estimated range and, therefore, this range does not represent our maximum potential loss exposure.
While the results of these proceedings, claims, and inquiries cannot be predicted with any certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our consolidated financial statements, results of operations, or cash flows.
Certain Legal Proceedings
Certain pending lawsuits to which we are a party are discussed below. In determining whether to include any particular lawsuit or other proceeding, we consider both quantitative and qualitative factors, including, but not limited to: the amount of damages and the nature of any other relief sought in the proceeding; if such damages and other relief are specified, our view of the merits of the claims; whether the action purports to be a class action, and our view of the likelihood that a class will be certified by the court; the jurisdiction in which the proceeding is pending; and the potential impact of the proceeding on our reputation.
The Consolidated Cases of Augustus, Hall and Davis v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)
The Augustus case is a certified class action involving allegations that we violated certain state laws relating to rest breaks. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, which sought damages in the amount of $103.1 million, and we filed a motion for decertification of the class. On July 6, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), heard plaintiffs’ motion for damages on the rest break claim and our motion to decertify the class. On July 31, 2012, the Superior Court denied our motion and entered judgment in favor of plaintiffs in the amount of approximately $89.7 million. This $89.7 million is included in the range of loss for all reasonably possible losses described above.The $89.7 million amount did not include plaintiffs’ attorneys’ fees. We filed a notice of appeal on August 29, 2012. The plaintiffs filed three separate motions for attorneys’ fees. One motion sought attorneys’ fees from the common fund. (The common fund refers to the approximately $89.7 million judgment entered in favor of the plaintiffs.) The other two motions sought attorneys’ fees from us in an aggregate amount of approximately $12.4 million. On October 12, 2012, we filed oppositions to the two fee motions seeking attorneys’ fees from us. On January 14, 2013, the Superior Court heard all three fee motions and it granted plaintiffs’ fee motion with respect to the common fund in full. The Superior Court denied one fee motion in its entirety and reduced the other fee motion to approximately $4.5 million. This $4.5 million is included in the range of loss for all reasonably possible losses described above. We have appealed the Superior Court’s rulings, and on April 30, 2013, the Court agreed to consolidate the appeals. We strongly disagree with the decisions of the Superior Court both with respect to the underlying case and with respect to the award of attorneys’ fees and costs. We firmly believe that we have complied with applicable law.
Bojorquez v. ABM Industries Incorporated and ABM Janitorial Services-Northern California, Inc., filed on January 13, 2010, in the San Francisco Superior Court ( the “Bojorquez case”)
We are a defendant in the Bojorquez case. Plaintiff brought suit for sexual harassment, retaliation, and failure to prevent harassment and discrimination. On May 17, 2012, a jury awarded the plaintiff approximately $0.8 million in damages. We have appealed this decision. On April 11, 2013, the Court awarded plaintiff attorneys’ fees in the amount of $2.5 million. If we prevail in our appeal of the jury’s verdict, the Court’s award of plaintiff’s attorneys’ fees will be reversed.
The consolidated cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco (the “Bucio case”)
The Bucio case is a purported class action involving allegations that we failed to track work time and provide breaks. On April 19, 2011, the trial court held a hearing on plaintiffs’ motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs’ motion to certify the class. On May 11, 2011, the plaintiffs filed a motion to reconsider, which was denied. The plaintiffs have appealed the class certification issues. The trial court stayed the underlying lawsuit pending the decision in the appeal. On August 30, 2012, the plaintiffs filed their appellate brief on the class certification issues. We filed our responsive brief on November 15, 2012. Oral argument relating to the appeal has not been scheduled.

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

11. INCOME TAXES
The quarterly provision for income taxes is calculated using an estimated annual effective income tax rate, adjusted for discrete items that occur during the reporting period. The effective tax rates on income before income taxes for the three months ended January 31, 2014 and 2013 were 42.5% and 22.2%, respectively. The year-over-year difference consists primarily of the retroactive reinstatement of the 2012 Work Opportunity Tax Credit (“WOTC”) occurring during our first quarter of fiscal year 2013 and the expiration of the WOTC as of December 31, 2013.
At January 31, 2014, we had unrecognized tax benefits of $87.9 million, $81.2 million of which, if recognized in the future, would impact our effective tax rate. We include interest and penalties related to unrecognized tax benefits in income tax expense. As of January 31, 2014, we had accrued interest and penalties related to uncertain tax positions of $1.6 million, of which $0.3 million was recognized and expensed in the three months ended January 31, 2014.
Our most significant income tax jurisdiction is the United States. The U.S. federal income tax returns for ABM are open for examination for the periods ended October 31, 2010 through October 31, 2013. The federal income tax returns for the Linc entities which are taxable as corporations remain open for examination for the period ended December 31, 2010. The federal income tax returns for Air Serv remain open for examination for the periods ended June 30, 2010 through October 31, 2012. Air Serv is currently being examined by the Internal Revenue Service for its tax year ended June 30, 2011. The federal income tax returns for HHA remain open for examination for the periods ended December 31, 2010 through October 31, 2012. We do business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. In major state jurisdictions, the tax years 2009–2013 remain open and subject to examination by the appropriate tax authorities. We are currently being examined by the taxing authorities in the states of New York and Texas.

12. SEGMENT INFORMATION
Our reportable segments consist of: Janitorial, Facility Services, Parking, Security, Building & Energy Solutions, and Other. The accounting policies for our segments are the same as those disclosed within our significant accounting policies. Management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs. Corporate expenses not allocated to segments, among other items, include:

•	certain CEO and other finance and human resource departmental costs;

•	certain information technology costs;

•	share-based compensation costs;

•	certain legal costs and settlements;

•	adjustments resulting from current actuarial developments of self-insurance reserves related to claims incurred in prior years; and

•	direct acquisition costs.
Effective in the first quarter of 2014, certain operations were transferred between our Janitorial segment and our Air Serv business (the operations of which are reported in our Other segment), to align them with the activities conducted in the respective segments. The net impact of these changes on the reported results for the first quarter of 2013 was a reclassification of $3.7 million of revenues and $0.4 million of operating profit from our Other segment to our Janitorial segment. Additionally, certain sales and marketing costs associated with energy and government growth initiatives were transferred from Corporate to our Building & Energy Solutions segment, resulting in a $0.9 million reclassification of expenses from Corporate to the Building & Energy Solutions segment.
Prior period segment results have been restated to conform to these changes. Financial information for each reportable segment is summarized below:

	Three Months Ended January 31,
(in thousands)	2014	2013
Revenues:
Janitorial	$637,059	$609,179
Facility Services	151,712	156,447
Parking	150,257	151,237
Security	99,748	96,673
Building & Energy Solutions	102,074	87,982
Other	85,621	80,320
Corporate	—	285
	$1,226,471	$1,182,123
Operating profit:
Janitorial	$29,138	$29,441
Facility Services	5,512	6,141
Parking	5,650	4,823
Security	2,593	1,668
Building & Energy Solutions	2,702	(99)
Other	1,931	1,621
Corporate	(22,117)	(23,049)
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(1,477)	(1,240)
	23,932	19,306
Income from unconsolidated affiliates, net	1,493	1,195
Interest expense	(2,707)	(3,310)
Income before income taxes	$22,718	$17,191

13. SUBSEQUENT EVENTS
Effective March 1, 2014, we acquired certain assets and assumed certain liabilities of Alpha Mechanical, Inc. (“Alpha”), a mechanical service firm specializing in HVAC, plumbing, retrofitting, and controls in commercial and industrial buildings, for a cash purchase price of $12.3 million, subject to certain post-closing adjustments. The acquisition closed on March 4, 2014 and will be accounted for under the acquisition method of accounting. The accounting for this acquisition was incomplete at the time the Financial Statements were issued. Accordingly, it is impracticable for us to make certain business combination disclosures such as the acquisition date fair value of assets acquired and liabilities assumed, assets or liabilities arising from contingencies, the amount of goodwill, and intangibles acquired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its consolidated subsidiaries (hereinafter collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes (“Financial Statements”) and our Annual Report on Form 10-K for the year ended October 31, 2013 (“Annual Report”), which has been filed with the Securities and Exchange Commission (“SEC”). This MD&A may contain forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may differ materially from those we currently anticipate. See “Forward-Looking Statements.” Unless otherwise noted, all information in the discussion and references to years are based on our fiscal year, which ends on October 31. Our MD&A is comprised of the following sections:

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
Strategy
We are making investments in technology, human capital, and acquisitions, as well as other areas, to strengthen our position as a leader in integrated facility services by further enabling us to provide end-to-end delivery systems for markets we service. We expect to achieve long-term earnings growth through organic revenue growth and strategic acquisitions while maintaining desirable profit margins and keeping overall costs low. Our strategy also includes the expansion of certain key industry vertical market offerings to service the end-to-end needs of clients.
In 2013 we began to realign our infrastructure and operations into an onsite, mobile, and on-demand market-based structure. This realignment will continue through 2014 and is designed to improve our long-term growth prospects and provide higher margin opportunities by giving us the ability to better deliver end-to-end services to clients located in urban, suburban, and rural areas. In addition, our realignment initiatives are designed to result in greater synergies from our acquisitions, achieve further integration among our onsite businesses, and decrease operating expenses by streamlining functions and reducing organizational layers.
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

Our Segments and Their Activities:

Segment	Activities
Janitorial
Provides a wide range of essential janitorial services for a variety of client facilities, including commercial office buildings, educational institutions, government buildings, health facilities, industrial buildings, retail stores, shopping centers, stadiums and arenas, airports and other transportation centers, and warehouses.

Facility Services
Provides onsite mechanical engineering and technical services and solutions for facilities and infrastructure systems for a variety of client facilities, including commercial office buildings and infrastructure, data centers, educational institutions, high technology manufacturing facilities, museums, resorts, airports and other transportation centers, and shopping centers.

Parking
Provides parking and transportation services for clients at many facilities, including commercial office buildings, airports and other transportation centers, educational institutions, health facilities, hotels, municipalities, retail centers, and stadiums and arenas.

Security
Provides security services for clients in a wide range of facilities, including commercial office buildings and commercial, health, industrial, petro-chemical, residential, and retail facilities. Security services include staffing of security officers, mobile patrol services, investigative services, electronic monitoring of fire and life safety systems and access control devices, and security consulting services.

Building & Energy Solutions
Provides heating, ventilation, air-conditioning, electrical, lighting and other general maintenance and repair services. These services include preventative maintenance, retro-commissioning, installations, retrofits and upgrades, environmental services, systems start-ups, performance testing, energy audits, mechanical and energy efficient products and solutions, and bundled energy solutions for a wide variety of clients in both the private and public sectors. This segment also provides services including clinical engineering, environmental services, and food services for healthcare clients.

This segment also provides support to U.S. Government entities for specialty service solutions, such as military base operations, leadership development, education and training, energy efficiency management, medical support services, and construction management.

This segment also includes our franchised operations under the Linc Network, TEGG, CurrentSAFE, and GreenHomes America brands. Franchised operations provide mechanical and electrical preventive and predictive maintenance solutions and, in the case of GreenHomes, home energy efficiency solutions.

The recently acquired operations of BEST Infrared Services, Inc. are also included within this segment.
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

Financial and Operating Summary

•
Revenues increased by $44.3 million during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. The increase in revenues was primarily attributed to organic growth within the Janitorial and Building & Energy Solutions segments due to additional revenues from new business that exceeded contract losses and increases in the scope of work from existing clients.

•	Operating profit increased by $4.6 million during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. The increase in operating profit was attributed to:

◦	higher revenues from commercial service and maintenance contracts within our Building & Energy Solutions segment;

◦
savings realized as a result of the realignment of our Onsite operational structure, which focused on organizational streamlining of redundant management positions and office consolidations in key markets; and

◦	lower Corporate expenses, including lower depreciation expense and reduced restructuring activity.

The increase in operating profit was negatively impacted by the operations in one region of a large multi-regional Janitorial contract. We have taken steps to improve profitability within the impacted region as of March 1, 2014.

•
The effective income tax rate on income before income taxes increased to 42.5% in the current year quarter from 22.2% in the first quarter of the previous year, primarily as a result of the retroactive reinstatement of the 2012 Work Opportunity Tax Credit (“WOTC”) occurring during the first quarter of fiscal year 2013 and the expiration of the WOTC as of December 31, 2013.

•
Our net cash used in operating activities was $38.9 million in the three months ended January 31, 2014. Typically, our total operating cash flows in the first quarter are lower than in subsequent quarters in the fiscal year. We expect positive operating cash flows for the 2014 fiscal year.

•	Dividends of $8.6 million were paid to shareholders and dividends of $0.155 per common share were declared during the three months ended January 31, 2014.

•	As of January 31, 2014, total outstanding borrowings under our line of credit were $367.0 million, and we had up to $327.4 million borrowing capacity under our line of credit.

Results of Operations

Three Months Ended January 31, 2014 Compared with the Three Months Ended January 31, 2013
Consolidated

	Three Months Ended January 31,
($ in thousands)	2014	2013	Increase / (Decrease)
Revenues	$1,226,471	$1,182,123	$44,348	3.8%
Expenses
Operating	1,108,420	1,067,879	40,541	3.8%
Gross margin as a % of revenues	9.6%	9.7%	(0.1)%
Selling, general and administrative	87,419	87,749	(330)	(0.4)%
As a % of revenues	7.1%	7.4%	(0.3)%
Amortization of intangible assets	6,700	7,189	(489)	(6.8)%
Total expenses	1,202,539	1,162,817	39,722	3.4%
Operating profit	23,932	19,306	4,626	24.0%
Income from unconsolidated affiliates, net	1,493	1,195	298	24.9%
Interest expense	(2,707)	(3,310)	603	(18.2)%
Income before income taxes	22,718	17,191	5,527	32.2%
Provision for income taxes	(9,649)	(3,809)	(5,840)	NM*
Net income	$13,069	$13,382	$(313)	(2.3)%

*	Not meaningful
Revenues
Revenues increased by $44.3 million, or 3.8%, during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. The increase in revenues was primarily attributable to organic growth within the Janitorial and Building & Energy Solutions segments due to additional revenues from new business that exceeded contract losses and increases in the scope of work from existing clients.
Operating Expenses
Operating expenses increased by $40.5 million, or 3.8%, during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. As a percentage of revenues, gross margin decreased by 0.1% to 9.6% in the three months ended January 31, 2014 from 9.7% in the three months ended January 31, 2013. The decrease in gross margin was primarily attributable to the negative impact of operations in one region of a large multi-regional Janitorial contract. We have taken steps to improve profitability within the impacted region as of March 1, 2014. This decrease in gross margin was partially offset by an increase in gross margin from newly awarded contracts within our Building & Energy Solutions segment and savings realized as a result of the realignment of our Onsite operational structure.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $0.3 million, or 0.4%, during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. As a percentage of revenues, selling, general and administrative expenses decreased by 0.3% to 7.1% in the three months ended January 31, 2014 from 7.4% in the three months ended January 31, 2013.
The decrease in selling, general and administrative expenses was primarily related to:

•	a $1.3 million decline in depreciation expense, mostly associated with our previously upgraded Enterprise Resource Planning (“ERP”) system;

•	a $1.1 million reduction in costs associated with the realignment of our Onsite operational structure as a result of realized savings and reduction in restructuring costs; and

•	a $0.4 million refund of previously paid telephone taxes received in the current quarter;
partially offset by:

•	a $0.9 million increase in sales and marketing expenses associated with growth initiatives;

•
a $0.8 million increase in share-based compensation expense, which was primarily due to the recognition of higher expense relating to awards granted in fiscal 2013 and 2012, as compared to awards granted in fiscal 2010 and 2009 that were fully recognized during the three months ended January 31, 2013; and

•	a $0.6 million increase in legal fees and costs associated with the settlement of certain legal cases.
Provision for Income Taxes
The effective tax rates on income before income taxes for the three months ended January 31, 2014 and 2013 were 42.5% and 22.2%, respectively. The year-over-year difference consists primarily of the retroactive reinstatement of the 2012 WOTC occurring during the first quarter of fiscal year 2013 and the expiration of the WOTC as of December 31, 2013.
The legislative authority for the WOTC expired on December 31, 2013. If the WOTC is not retroactively reenacted by Congress prior to October 31, 2014, we estimate our annual effective income tax rate will be between 40% and 42%, approximately 5 to 7 percentage points higher than our fiscal 2013 annual effective income tax rate of 35.2%.

Segment Information

Our reportable segments consist of: Janitorial, Facility Services, Parking, Security, Building & Energy Solutions, and Other.

Effective in the first quarter of 2014, certain operations were transferred between our Janitorial segment and our Air Serv business (the operations of which are reported in our Other segment), to align them with the activities conducted in the respective segments. The net impact of these changes on the reported results for the first quarter of 2013 was a reclassification of $3.7 million of revenues and $0.4 million of operating profit from our Other segment to our Janitorial segment. Additionally, certain sales and marketing costs associated with energy and government growth initiatives were transferred from Corporate to our Building & Energy Solutions segment, resulting in a $0.9 million reclassification of expenses from Corporate to the Building & Energy Solutions segment. Prior period segment results have been restated to conform to these changes.

Segment revenues and operating profits for the three months ended January 31, 2014 and 2013 were as follows:

	Three Months Ended January 31,
($ in thousands)	2014	2013	Increase / (Decrease)
Revenues
Janitorial	$637,059	$609,179	$27,880	4.6%
Facility Services	151,712	156,447	(4,735)	(3.0)%
Parking	150,257	151,237	(980)	(0.6)%
Security	99,748	96,673	3,075	3.2%
Building & Energy Solutions	102,074	87,982	14,092	16.0%
Other	85,621	80,320	5,301	6.6%
Corporate	—	285	(285)	(100.0)%
	$1,226,471	$1,182,123	$44,348	3.8%
Operating profit
Janitorial	$29,138	$29,441	$(303)	(1.0)%
Operating profit as a % of revenues	4.6%	4.8%	(0.2)%
Facility Services	5,512	6,141	(629)	(10.2)%
Operating profit as a % of revenues	3.6%	3.9%	(0.3)%
Parking	5,650	4,823	827	17.1%
Operating profit as a % of revenues	3.8%	3.2%	0.6%
Security	2,593	1,668	925	55.5%
Operating profit as a % of revenues	2.6%	1.7%	0.9%
Building & Energy Solutions	2,702	(99)	2,801	NM*
Operating profit as a % of revenues	2.6%	(0.1)%	2.7%
Other	1,931	1,621	310	19.1%
Operating profit as a % of revenues	2.3%	2.0%	0.3%
Corporate	(22,117)	(23,049)	932	4.0%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(1,477)	(1,240)	(237)	19.1%
	$23,932	$19,306	$4,626	24.0%

*	Not meaningful

Janitorial
	Three Months Ended January 31,
($ in thousands)	2014	2013	Increase / (Decrease)
Revenues	$637,059	$609,179	$27,880	4.6%
Operating profit	29,138	29,441	(303)	(1.0)%
Operating profit as a % of revenues	4.6%	4.8%	(0.2)%
Janitorial revenues increased by $27.9 million, or 4.6%, during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. The increase was primarily related to additional revenues from new business that exceeded contract losses.
Operating profit decreased by $0.3 million, or 1.0%, during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. Operating profit margins decreased by 0.2% to 4.6% in the three months ended January 31, 2014 from 4.8% in the three months ended January 31, 2013. The decrease in operating profit margins was attributable to the negative impact of operations in one region of a large multi-regional contract. We have taken steps to improve profitability within the impacted region as of March 1, 2014. This decrease was partially offset by a reduction in expenses as a result of realigning our Onsite operational structure.

Facility Services
	Three Months Ended January 31,
($ in thousands)	2014	2013		Decrease
Revenues	$151,712	$156,447		$(4,735)	(3.0)%
Operating profit	5,512	6,141	7,029	(629)	(10.2)%
Operating profit as a % of revenues	3.6%	3.9%		(0.3)%
Facility Services revenues decreased by $4.7 million, or 3.0%, during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. The decrease was primarily attributable to contract losses in excess of new business.
Operating profit decreased by $0.6 million, or 10.2%, during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. Operating profit margins decreased by 0.3% to 3.6% in the three months ended January 31, 2014 from 3.9% in the three months ended January 31, 2013. The decrease in operating profit margins was primarily attributable to the timing of a biannual contractual performance-based award. This decrease was partially offset by a reduction in expenses as a result of realigning our Onsite operational structure.

Parking
	Three Months Ended January 31,
($ in thousands)	2014	2013	(Decrease) / Increase
Revenues	$150,257	$151,237	$(980)	(0.6)%
Operating profit	5,650	4,823	827	17.1%
Operating profit as a % of revenues	3.8%	3.2%	0.6%
Management reimbursement revenues totaled $76.3 million and $75.9 million for the three months ended January 31, 2014 and 2013, respectively.
Parking revenues decreased by $1.0 million, or 0.6%, during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. The decrease was primarily related to the termination of certain lower margin contracts, which were partially offset by additional revenues from new business.
Operating profit increased by $0.8 million, or 17.1%, during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. Operating profit margins increased by 0.6% to 3.8% in the three months ended January 31, 2014 from 3.2% in the three months ended January 31, 2013. The increase in operating profit margins was primarily driven by the termination of certain lower margin contracts and a reduction in expenses as a result of realigning our Onsite operational structure.

Security
	Three Months Ended January 31,
($ in thousands)	2014	2013	Increase
Revenues	$99,748	$96,673	$3,075	3.2%
Operating profit	2,593	1,668	925	55.5%
Operating profit as a % of revenues	2.6%	1.7%	0.9%
Security revenues increased by $3.1 million, or 3.2%, during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. The increase was primarily driven by additional revenues from new business that exceeded contract losses.
Operating profit increased by $0.9 million, or 55.5%, during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. Operating profit margins increased by 0.9% to 2.6% in the three months ended January 31, 2014 from 1.7% in the three months ended January 31, 2013. The increase in operating profit margins was primarily driven by a reduction in expenses as a result of realigning our Onsite operational structure.

Building & Energy Solutions
	Three Months Ended January 31,
($ in thousands)	2014	2013	Increase
Revenues	$102,074	$87,982	$14,092	16.0%
Operating profit	2,702	(99)	2,801	NM*
Operating profit as a % of revenues	2.6%	(0.1)%	2.7%

*	Not meaningful
Building & Energy Solutions revenues increased by $14.1 million, or 16.0%, during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. This increase was primarily a result of new commercial service and maintenance contracts that exceeded contract losses and increased government project awards in the current year.
Operating profit increased by $2.8 million during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. Operating profit margins increased by 2.7% to 2.6% in the three months ended January 31, 2014. The increase in operating profit margins reflects the impact of higher revenues while maintaining the same level of selling, general and administrative expenses.

Other
	Three Months Ended January 31,
($ in thousands)	2014	2013	Increase
Revenues	$85,621	$80,320	$5,301	6.6%
Operating profit	1,931	1,621	310	19.1%
Operating profit as a % of revenues	2.3%	2.0%	0.3%
Other revenues increased by $5.3 million, or 6.6%, during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. The increase was primarily driven by higher revenues in our U.K. operations resulting from the recent acquisition of Blackjack as well as a new contract win. This increase was partially offset by lower cabin cleaning and transportation services revenues in our U.S. operations, primarily as a result of contract losses in excess of new business.
Operating profit increased by $0.3 million, or 19.1%, during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. Operating profit margins increased by 0.3% to 2.3% in the three months ended January 31, 2014 from 2.0% in the three months ended January 31, 2013. The increase in operating profit margins was primarily driven by the growth in our U.K. operations.

Corporate
	Three Months Ended January 31,
($ in thousands)	2014	2013	Decrease
Corporate expenses	$(22,117)	$(23,049)	$932	4.0%
Corporate expenses decreased by $0.9 million, or 4.0%, during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. The decrease in corporate expenses was primarily related to:

•	a $1.2 million decline in depreciation expense mostly associated with our previously upgraded ERP system;

•	a $0.6 million decline in restructuring costs associated with the realignment of our operational structure; and

•	a $0.4 million refund of previously paid telephone taxes received in the current quarter;
partially offset by:

•	a $0.9 million increase in sales and marketing expenses associated with growth initiatives; and

•
a $0.8 million increase in share-based compensation expense, which was primarily due to the recognition of higher expense relating to awards granted in fiscal 2013 and 2012, as compared to awards granted in fiscal 2010 and 2009 that were fully recognized during the three months ended January 31, 2013.

Liquidity and Capital Resources
We continually project anticipated cash requirements for our operating, investing, and financing needs as well as cash flows generated from operating activities available to meet these needs. Our operating needs could include, among other items, commitments for operating leases, payroll payments, insurance claims payments, interest payments, legal settlements, and pension funding obligations. Our investing and financing spending could include payments for acquired businesses, capital expenditures, commitments for capital leases, share repurchases, dividends, and payments on our outstanding indebtedness.
We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under our line of credit, and access to capital markets are sufficient to fund our operating, investing, and financing requirements for the next twelve months. However, there can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized, that future borrowings will be available under our revolving credit facility, or that we will be able to access the capital markets, in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity needs.
On a continuing basis, we consider various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures, dividend payments, and share repurchases. These transactions may result in future cash proceeds or payments to shareholders.
On December 11, 2013, we entered into an amendment to increase the size of our syndicated line of credit from $650.0 million to $800.0 million and extend the maturity date to December 11, 2018. At our option, we may further increase the size of the line of credit to $1.0 billion at any time prior to the expiration date (subject to receipt of commitments for the increased amount from existing and new lenders). In connection with this amendment, the pricing for standby letters of credit fees can be reduced based upon certain threshold restrictions. Additionally, our commitment fee on the average daily unused portion of our line of credit decreased by 0.025%. Financial covenants and interest rates were not changed by this amendment.
As of January 31, 2014, the total outstanding amounts under our line of credit in the form of cash borrowings and standby letters of credit were $367.0 million and $105.6 million, respectively. As of January 31, 2014, we had up to $327.4 million borrowing capacity under our line of credit.
Our ability to draw down available capacity under our line of credit is subject to, and may be limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under our line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of January 31, 2014, we were in compliance with all these covenants and expect to be in compliance in the foreseeable future.

In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Our net cash used in operating activities was $38.9 million in the three months ended January 31, 2014. Typically, our total operating cash flows in the first quarter are lower than in subsequent quarters in the fiscal year. We expect positive operating cash flows for the 2014 fiscal year. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable (including receivables from U.S. Government contracts, which generally have longer collection periods); the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims.
The table below summarizes our cash and cash equivalents activity:

	Three Months Ended January 31,
(in thousands)	2014	2013
Net cash used in operating activities	$(38,881)	$(11,487)
Net cash used in investing activities	(9,478)	(191,824)
Net cash provided by financing activities	49,934	196,278
Cash Flows
Operating Activities
Net cash used in operating activities increased by $27.4 million during the three months ended January 31, 2014 as compared to the three months ended January 31, 2013. The increase was primarily related to the timing of client receivable collections.
Investing Activities
Net cash used in investing activities decreased by $182.3 million during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. The decrease was primarily related to $187.8 million cash paid, net of cash acquired, for acquisitions made in the first quarter of 2013.
Financing Activities
Net cash provided by financing activities decreased by $146.3 million during the three months ended January 31, 2014, as compared to the three months ended January 31, 2013. The decrease was primarily related to a $155.8 million decrease in cash borrowings from our line of credit as a result of repayment of funds borrowed in the first quarter of 2013 to fund certain acquisitions.

Contingencies

We are a party to a variety of actions, proceedings, and legal, administrative, and other inquiries arising in the normal course of business relating to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as a class action on behalf of a purported class of employees. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties.

We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred. At January 31, 2014, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $2.3 million.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between $1.0 million and $98.1 million, including the possible $94.2 million impact of the Augustus case described in Note 10, “Commitments and Contingencies,” in the notes to the Financial Statements. Factors underlying this estimated range of loss will change from time to time, and actual results may vary significantly from this estimate. Those matters for which we cannot reasonably estimate potential losses are not included within this estimated range and, therefore, this range does not represent our maximum potential loss exposure.

For additional information about our contingencies, see Note 10, “Commitments and Contingencies,” in the notes to the Financial Statements.
Critical Accounting Policies and Estimates
Our accompanying Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of management. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” in our Annual Report on Form 10-K for the year ended October 31, 2013.
Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-05 (“ASU 2014-05”), Service Concession Arrangements (Topic 853). ASU 2014-05 provides criteria for determining whether an arrangement qualifies as a service concession arrangement within the scope of the new guidance. Entities are prohibited from accounting for arrangements within the scope of ASU 2014-05 as leases. ASU 2014-05 is effective for us for the fiscal year ending October 31, 2016, and interim periods within that year, on a modified retrospective basis to service concession arrangements that exist at the beginning of our 2016 fiscal year. We are currently assessing the impact of implementing this guidance on our consolidated financial position, results of operations, and cash flows.
In January 2014, the FASB issued Accounting Standards Update No. 2014-01 (“ASU 2014-01”), Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This amendment permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under this method, which replaces the effective yield method, the cost of investment would be amortized in proportion to the tax credits and other benefits the reporting entity receives to income tax expense. Additionally, the guidance requires new disclosure for all investors in these projects. ASU 2014-01 will be effective for us for the fiscal year ending October 31, 2016, and interim periods within that year, with retrospective application for each prior reporting period presented. We do not expect implementing this guidance will have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
Interest Rate Risk
Line of Credit
Our exposure to interest rate risk primarily relates to our variable rate borrowings under our $800.0 million five-year syndicated line of credit that expires in December 2018. At January 31, 2014, we had $367.0 million of outstanding LIBOR-based borrowings under our line of credit. We anticipate borrowing similar amounts for periods of one day to three months. A hypothetical 1.0% increase in interest rates would have added additional interest expense of $0.4 million on the average outstanding borrowings under our line of credit, net of the interest rate swap agreements, during the three months ended January 31, 2014.
Interest Rate Swaps
At January 31, 2014, we were a counterparty to six interest rate swap agreements totaling an underlying aggregate notional amount of $180.0 million, pursuant to which we receive variable interest payments based on LIBOR and pay fixed interest on such amounts, at rates ranging from 0.44% to 0.89%. These interest rate swap agreements are intended to hedge the interest rate risk associated with our LIBOR-based borrowings under our line of credit. One of the interest rate swap agreements with an underlying notional amount of $25.0 million matured in February 2014. The remaining interest rate swap agreements mature between March and April 2016. The swaps were designated and accounted for as cash flow hedges from inception.
As of January 31, 2014, the fair values of the interest rate swap asset and liabilities were insignificant. The effective portion of the derivatives’ mark-to-market gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into earnings when the hedged transactions occur and affect earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The amount included in accumulated other comprehensive loss was insignificant at January 31, 2014.
Investment in Auction Rate Securities
At January 31, 2014, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million, an adjusted cost basis of $13.0 million, and an estimated fair value of $13.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). Auctions for these securities have not occurred since August 2007. A hypothetical 1.0% increase in interest rates during the three months ended January 31, 2014 would have had an immaterial impact on interest income.
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
b. Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
There have been no material developments occurring in the period covered by this report in our litigation matters previously disclosed in Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended October 31, 2013.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2013, in response to Item 1A., “Risk Factors,” to Part I of the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit	Exhibit Description
No.
31.1‡	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2‡	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Presentation Linkbase Document

‡	Indicates filed herewith

†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

March 5, 2014	/s/ James S. Lusk
James S. Lusk Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 5, 2014	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)