Form 10-Q
period 2014-04-30
ABM INDUSTRIES INC /DE/
filed 2014-06-04
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 28, 2014
Common Stock, $0.01 par value per share	56,002,635 shares

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

•
our strategy of moving to an integrated facility solutions services provider platform, which focuses on vertical market strategy, may not generate the organic growth in revenues or profitability that we expect;

•	we are subject to intense competition that can constrain our ability to gain business as well as our profitability;

•	increases in costs that we cannot pass on to clients, including certain costs relating to electronic workforce management and client management tools, could affect our profitability;

•	federal health care reform legislation may adversely affect our business and results of operations;

•	our business success depends on retaining senior management and attracting and retaining qualified personnel;

•	we have high deductibles for certain insurable risks, and therefore we are subject to volatility associated with those risks;

•	we are defendants in class and representative actions and other lawsuits alleging various claims that could cause us to incur substantial liabilities;

•	we are at risk of losses stemming from any accident or other incident involving our airport operations;

•	our business success depends on our ability to preserve our long-term relationships with clients;

•	our restructuring initiatives may not achieve the expected cost reductions;

•	we are at risk of losses stemming from damage to our reputation;

•	negative or unexpected tax consequences could adversely affect our results of operations;

•	changes in energy prices and government regulations could adversely impact the results of operations of our Building & Energy Solutions business;

•	sequestration under the Budget Control Act of 2011 may negatively impact our business;

•
significant delays or reductions in appropriations for our government contracts may negatively affect our business and could have an adverse effect on our financial position, results of operations, and cash flows;

•	we conduct some of our operations through joint ventures, and our ability to do business may be affected by the failure of our joint venture partners to perform their obligations;

•	our services in areas of military conflict expose us to additional risks;

•	we are subject to business continuity risks associated with centralization of certain administrative functions;

•	we could incur additional costs to cover energy savings guarantees;

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)	April 30, 2014	October 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$37.7	$32.6
Trade accounts receivable, net of allowances of $10.2 million at each of April 30, 2014 and October 31, 2013	703.0	672.5
Notes receivable and other	38.1	36.6
Prepaid expenses	65.9	59.6
Prepaid income taxes	8.1	5.1
Deferred income taxes, net	47.9	47.1
Insurance recoverables	11.1	11.1
Total current assets	911.8	864.6
Insurance deposits	16.0	28.5
Other investments and long-term receivables	4.0	5.0
Investments in unconsolidated affiliates, net	18.8	18.0
Investments in auction rate securities	12.5	13.0
Property, plant and equipment, net of accumulated depreciation of $132.1 and $127.5 at April 30, 2014 and October 31, 2013, respectively	81.3	77.2
Other intangible assets, net of accumulated amortization of $129.0 and $115.5 at April 30, 2014 and October 31, 2013, respectively	134.1	144.4
Goodwill	879.2	872.4
Noncurrent insurance recoverables	57.7	57.6
Other assets	40.1	38.5
Total assets	$2,155.5	$2,119.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$154.4	$157.8
Accrued liabilities
Compensation	132.9	138.4
Taxes—other than income	31.7	25.7
Insurance claims	85.6	84.6
Other	99.5	101.9
Income taxes payable	0.2	0.1
Total current liabilities	504.3	508.5
Noncurrent income taxes payable	56.4	50.4
Line of credit	327.2	314.9
Retirement plans and other	39.9	41.4
Deferred income tax liability, net	15.4	13.1
Noncurrent insurance claims	271.5	273.4
Total liabilities	1,214.7	1,201.7
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 56,166,396 and 55,477,813 shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	0.6	0.6
Additional paid-in capital	274.9	261.8
Accumulated other comprehensive loss, net of taxes	(2.0)	(1.7)
Retained earnings	667.3	656.8
Total stockholders’ equity	940.8	917.5
Total liabilities and stockholders’ equity	$2,155.5	$2,119.2
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Revenues	$1,231.3	$1,173.6	$2,457.8	$2,355.7
Expenses
Operating	1,103.4	1,048.2	2,211.9	2,116.1
Selling, general and administrative	93.3	84.5	180.7	172.2
Amortization of intangible assets	6.7	7.3	13.4	14.5
Total expenses	1,203.4	1,140.0	2,406.0	2,302.8
Operating profit	27.9	33.6	51.8	52.9
Income from unconsolidated affiliates, net	1.2	1.1	2.7	2.3
Interest expense	(2.7)	(3.0)	(5.4)	(6.3)
Income before income taxes	26.4	31.7	49.1	48.9
Provision for income taxes	(11.2)	(12.4)	(20.8)	(16.2)
Net income	$15.2	$19.3	$28.3	$32.7
Net income per common share
Basic	$0.27	$0.35	$0.51	$0.60
Diluted	$0.27	$0.35	$0.50	$0.59
Weighted-average common and common equivalent shares outstanding
Basic	56.1	54.7	55.9	54.6
Diluted	57.0	55.8	57.0	55.7
Dividends declared per common share	$0.155	$0.150	$0.310	$0.300
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended April 30,
	2014			2013
(in millions)	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax expense / (benefit)	After-tax amounts
Net income			$15.2			$19.3
Other comprehensive income:
Unrealized (losses) gains on auction rate securities	$(0.5)	$(0.2)	$(0.3)	$0.2	$0.1	$0.1
Unrealized losses on interest rate swaps:
Unrealized losses arising during the period	(0.2)	(0.1)	(0.1)	(0.5)	(0.2)	(0.3)
Reclassification adjustment for loss included in interest expense	0.1	—	0.1	0.1	0.1	—
Net unrealized losses on interest rate swaps	(0.1)	(0.1)	—	(0.4)	(0.1)	(0.3)
Foreign currency translation	0.2	—	0.2	(0.1)	—	(0.1)
Total other comprehensive loss	$(0.4)	$(0.3)	$(0.1)	$(0.3)	$—	$(0.3)
Comprehensive income			$15.1			$19.0

	Six Months Ended April 30,
	2014			2013
(in millions)	Pre-tax amounts	Tax (benefit) / expense	After-tax amounts	Pre-tax amounts	Tax expense / (benefit)	After-tax amounts
Net income			$28.3			$32.7
Other comprehensive income:
Unrealized (losses) gains on auction rate securities	$(0.5)	$(0.2)	$(0.3)	$0.2	$0.1	$0.1
Unrealized losses on interest rate swaps:
Unrealized losses arising during the period	(0.3)	(0.1)	(0.2)	(0.5)	(0.2)	(0.3)
Reclassification adjustment for loss included in interest expense	0.3	0.1	0.2	0.1	—	0.1
Net unrealized losses on interest rate swaps	—	—	—	(0.4)	(0.2)	(0.2)
Foreign currency translation	—	—	—	(0.2)	—	(0.2)
Total other comprehensive loss	$(0.5)	$(0.2)	$(0.3)	$(0.4)	$(0.1)	$(0.3)
Comprehensive income			$28.0			$32.4
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended April 30,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$28.3	$32.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.4	31.7
Deferred income taxes	1.6	1.7
Share-based compensation expense	7.8	6.3
Provision for bad debt	1.3	1.9
Discount accretion on insurance claims	0.2	0.3
Gain on sale of assets	(0.1)	(0.1)
Income from unconsolidated affiliates, net	(2.7)	(2.3)
Distributions from unconsolidated affiliates	2.4	1.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(28.7)	(22.0)
Prepaid expenses and other current assets	(6.6)	2.6
Insurance recoverables	(0.1)	(0.1)
Other assets and long-term receivables	13.2	5.0
Income taxes payable	3.1	0.6
Retirement plans and other non-current liabilities	(1.4)	(3.0)
Insurance claims	(1.1)	(2.5)
Trade accounts payable and other accrued liabilities	(7.9)	(16.7)
Total adjustments	9.4	5.1
Net cash provided by operating activities	37.7	37.8
Cash flows from investing activities:
Additions to property, plant and equipment	(19.3)	(10.4)
Proceeds from sale of assets and other	1.1	0.5
Purchase of businesses, net of cash acquired	(12.1)	(192.0)
Investments in unconsolidated affiliates	(0.5)	—
Proceeds from redemption of auction rate security	—	5.0
Net cash used in investing activities	(30.8)	(196.9)
Cash flows from financing activities:
Proceeds from exercises of stock options	4.8	2.0
Dividends paid	(17.3)	(16.1)
Deferred financing costs paid	(1.2)	—
Borrowings from line of credit	534.1	595.0
Repayment of borrowings from line of credit	(521.8)	(426.0)
Changes in book cash overdrafts	1.5	0.5
Other	(1.9)	(1.9)
Net cash (used in) provided by financing activities	(1.8)	153.5
Net increase (decrease) in cash and cash equivalents	5.1	(5.6)
Cash and cash equivalents at beginning of year	32.6	43.5
Cash and cash equivalents at end of period	$37.7	$37.9
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. THE COMPANY AND NATURE OF OPERATIONS
ABM Industries Incorporated, together with its consolidated subsidiaries (hereinafter collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of end-to-end integrated facility solutions to thousands of commercial, industrial, institutional, retail, residential, and governmental facilities located primarily throughout the United States. Our comprehensive capabilities include expansive facility solutions, energy solutions, commercial cleaning, maintenance and repair, HVAC, electrical, landscaping, parking, and security services, provided through stand-alone or integrated solutions. The Company was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) filed with the U.S. Securities and Exchange Commission (“SEC”) in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Unless otherwise noted, all references to years are to our fiscal year, which ends on October 31.
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
Effective in the first quarter of 2014, we made certain changes to our reportable segments to better align business operations. Prior-period segment results have been restated to conform to these changes. See Note 11, “Segment Information,” for more details.
Parking Revenue Presentation
One type of arrangement within our Parking business is a managed location arrangement, whereby we manage the parking lot for the owner in exchange for a management fee. For these arrangements, revenues and expenses are passed through by us to the parking lot owner under the terms and conditions of the management location contract. We report revenues and expenses, in equal amounts, for costs directly reimbursed from our managed parking lot clients. Such amounts totaled $77.1 million and $76.2 million, in the three months ended April 30, 2014 and 2013, respectively, and $153.4 million and $152.1 million for the six months ended April 30, 2014 and 2013, respectively.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The core principle of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 is effective for us in the fiscal year ending October 31, 2018, and for interim periods within that year. We are currently assessing the impact of implementing this guidance on our consolidated financial position, results of operations, and cash flows.
In January 2014, the FASB issued Accounting Standards Update No. 2014-05 (“ASU 2014-05”), Service Concession Arrangements (Topic 853). ASU 2014-05 provides criteria for determining whether an arrangement qualifies as a service concession arrangement within the scope of the new guidance. Entities are prohibited from accounting for arrangements within the scope of ASU 2014-05 as leases. ASU 2014-05 is effective for us for the fiscal year ending October 31, 2016, and for interim periods within that year, on a modified retrospective basis to service concession arrangements that exist at the beginning of our 2016 fiscal year. We are currently assessing the impact of implementing this guidance on our consolidated financial position, results of operations, and cash flows.
In January 2014, the FASB issued Accounting Standards Update No. 2014-01 (“ASU 2014-01”), Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This amendment permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under this method, which replaces the effective yield method, the cost of investment would be amortized in proportion to the tax credits and other benefits the reporting entity receives to income tax expense. Additionally, the guidance requires new disclosure for all investors in these projects. ASU 2014-01 is effective for us for the fiscal year ending October 31, 2016, and for interim periods within that year, with retrospective application for each prior reporting period presented. We do not expect that the implementation of this guidance will have a material impact on our consolidated financial statements.
3. NET INCOME PER COMMON SHARE
The calculations of basic and diluted net income per common share are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Net income	$15.2	$19.3	$28.3	$32.7
Weighted-average common and common equivalent shares outstanding—Basic	56.1	54.7	55.9	54.6
Effect of dilutive securities:
Restricted stock units	0.4	0.4	0.5	0.4
Stock options	0.4	0.3	0.4	0.3
Performance shares	0.1	0.4	0.2	0.4
Weighted-average common and common equivalent shares outstanding—Diluted	57.0	55.8	57.0	55.7
Net income per common share
Basic	$0.27	$0.35	$0.51	$0.60
Diluted	$0.27	$0.35	$0.50	$0.59
Outstanding stock awards issued under share-based compensation plans that were considered anti-dilutive for each of the three and six months ended April 30, 2014 were 0.2 million, compared to 0.7 million and 1.1 million outstanding stock awards issued under share-based compensation plans for the three and six months ended April 30, 2013, respectively.

4. ACQUISITIONS
2014 Acquisition
Alpha Mechanical Acquisition
Effective March 1, 2014, we acquired certain assets and assumed certain liabilities of Alpha Mechanical, Inc. (“Alpha”) for a cash purchase price of $12.3 million, subject to certain post-closing adjustments (the “Alpha Acquisition”). Alpha provides specialized mechanical services in HVAC, plumbing, retrofitting, and controls in commercial and industrial buildings. The operations of Alpha are included in the Building & Energy Solutions segment as of March 1, 2014.
2013 Acquisitions
BEST Acquisition
On September 1, 2013, we acquired certain assets and assumed certain liabilities of BEST Infrared Services, Inc. (“BEST”) for an aggregate purchase price of $4.6 million, consisting of $2.6 million of cash consideration, $1.6 million of contingent consideration liability, and $0.4 million in holdback liability (the “BEST Acquisition”). The purchase price is subject to certain post-closing adjustments, including a working capital true-up adjustment. The final contingent consideration liability amount will be determined at the end of the third year following the consummation date of the acquisition. This amount will be based on a pre-defined forecasted adjusted income from operations for BEST for the trailing twelve months ended August 31, 2016. The contingent consideration liability will be in the form of a cash payment and could be as high as $2.0 million upon final settlement. See Note 5, “Fair Value of Financial Instruments,” regarding the valuation of the contingent consideration liability.
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
Blackjack Acquisition
On August 1, 2013, we acquired certain assets and assumed certain liabilities of Blackjack Promotions Limited (“Blackjack”) for an aggregate cash purchase price of $5.2 million (the “Blackjack Acquisition”). Blackjack provides specialized staffing and marketing services to airport operators, retailers, and other clients in the United Kingdom and Europe. The operations of Blackjack are included in the Other segment as of August 1, 2013, the acquisition date.
Air Serv Acquisition
On November 1, 2012, we acquired all of the outstanding stock of Air Serv Corporation (“Air Serv”) for an aggregate purchase price of $162.9 million in cash (the “Air Serv Acquisition”). Approximately $11.9 million of the cash consideration remains in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the purchase agreement. Air Serv provides facility solutions for airlines, airports, and freight companies at airports primarily in the United States. The operations of Air Serv are included in the Other segment as of November 1, 2012, the acquisition date.
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
Allocation of Consideration Transferred to Acquire Air Serv, HHA, Alpha, Calvert-Jones, Blackjack, and BEST
The following table summarizes the allocation of consideration transferred to acquire Air Serv, HHA, Alpha, Calvert-Jones, Blackjack, and BEST and the amounts of identified assets acquired and liabilities assumed at the acquisition dates. The purchase price allocations have been finalized for Air Serv, HHA, Calvert-Jones, and Blackjack. For the Alpha and BEST acquisitions, purchase price allocations are subject to a working capital adjustment and final valuation of identifiable intangible assets, among other items, within their respective measurement periods, not to exceed one year from the acquisition date.

(in millions)	Air Serv	HHA	Alpha	Calvert-Jones	Blackjack	BEST
Purchase price:
Cash consideration	$162.9	$33.7	$12.3	$6.1	$5.2	$2.6
Fair value of contingent consideration liability	—	—	—	—	—	1.6
Holdback liability	—	—	—	—	—	0.4
Total consideration	$162.9	$33.7	$12.3	$6.1	$5.2	$4.6

Allocated to:
Trade accounts receivable (1)	$52.7	$3.2	$3.3	$1.4	$4.6	$1.2
Other current and noncurrent assets	16.2	2.2	1.4	0.3	0.2	—
Property, plant and equipment	16.7	0.1	0.5	0.1	0.3	0.6
Other intangible assets	44.6	15.0	3.4	2.6	0.9	1.4
Goodwill (2)	89.3	23.8	6.8	4.0	1.8	1.6
Total assets acquired	219.5	44.3	15.4	8.4	7.8	4.8
Liabilities assumed	(56.6)	(10.6)	(3.1)	(2.3)	(2.6)	(0.2)
Net assets acquired	$162.9	$33.7	$12.3	$6.1	$5.2	$4.6
(1) Represents fair value of trade accounts receivable, which, for each of the Air Serv and BEST acquisitions includes a $0.4 million adjustment to gross contractual amounts that are expected to be uncollectible.The fair values of trade accounts receivable acquired in the HHA, Alpha, Calvert-Jones, and Blackjack acquisitions approximate their respective contractual amounts.
(2) The total amount of goodwill that is deductible for tax purposes is $25.1 million.
The amount allocated to goodwill for Air Serv, HHA, and Blackjack is reflective of our identification of buyer-specific synergies that we anticipate will be realized by, among other things, reducing duplicative positions and back office functions and by reducing professional fees and other services. Goodwill is also attributable to expected long-term business growth through the expansion of our vertical market expertise in servicing the end-to-end needs of airlines, airport authorities, and healthcare service markets. Goodwill for the Alpha, Calvert-Jones, and BEST acquisitions is attributable to projected long-term business growth through our expansion of existing vertical and geographic building and energy solutions market offerings.
The following table summarizes the weighted-average useful lives in years of the acquired other intangible assets, consisting primarily of customer contracts and relationships for each respective acquisition:

Air Serv	HHA	Alpha	Calvert-Jones	Blackjack	BEST
14	13	9	12	11	9
Acquisition-related costs were $0.1 million and $0.2 million during the three and six months ended April 30, 2014, respectively, and were included in selling, general and administrative expenses in our accompanying unaudited consolidated statements of income. Pro forma and other supplemental financial information is not presented as these acquisitions are not considered material business combinations individually or on a combined basis.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value hierarchy, carrying amounts, and fair values of our financial instruments that are measured on a recurring basis and other select significant financial instruments as of April 30, 2014 and October 31, 2013:

		April 30, 2014		October 31, 2013
(in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan (1)	1	$5.2	$5.2	$5.4	$5.4
Investments in auction rate securities (2)	3	12.5	12.5	13.0	13.0
		17.7	17.7	18.4	18.4
Other select financial assets
Cash and cash equivalents (3)	1	37.7	37.7	32.6	32.6
Insurance deposits (4)	1	16.0	16.0	28.5	28.5
		53.7	53.7	61.1	61.1
Total		$71.4	$71.4	$79.5	$79.5

Financial liabilities measured at fair value on a recurring basis
Interest rate swaps (5)	2	0.2	0.2	$0.2	$0.2
Contingent consideration liability (6)	3	1.6	1.6	1.6	1.6
		1.8	1.8	1.8	1.8

Other select financial liability
Line of credit (7)	2	327.2	327.2	314.9	314.9
Total		$329.0	$329.0	$316.7	$316.7
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
(4) Represents restricted insurance deposits that are used to collateralize our self-insurance obligations and are stated at nominal value, which equals fair value. These insurance deposits relate primarily to the OneSource Services Inc. acquisition. See Note 7, “Insurance,” for further information.
(5) Includes derivatives designated as hedging instruments. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. The fair value of the interest rate swap liabilities were included in “Retirement plans and other,” on the accompanying unaudited consolidated balance sheets. See Note 8, “Line of Credit,” for further information.
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
During the six months ended April 30, 2014, we had no transfers of assets or liabilities between any of the above hierarchy levels.
6. AUCTION RATE SECURITIES
At April 30, 2014, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million and an amortized cost basis of $13.0 million. Our auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007. We have classified all our auction rate security investments as non-current, as we do not reasonably expect to liquidate the securities for cash within the next 12 months.
The following table presents the significant assumptions used to determine the fair values of our auction rate securities at April 30, 2014 and October 31, 2013:

Assumption	April 30, 2014	October 31, 2013
Discount rates	L + 0.26% - L + 7.33%	L + 0.33% - L + 3.01%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 - 10 years	4 - 10 years
L - One Month LIBOR
As of April 30, 2014, one of our auction rate securities, with a fair value of $2.5 million, was in a continuous unrealized loss position for less than twelve months and the remaining two auction rate securities, with an aggregate fair value of $10.0 million, were not in an unrealized loss position.
The following table presents the changes in the cost basis and fair value of our auction rate securities as of April 30, 2014 and October 31, 2013:

(in millions)	Amortized Cost Basis	Fair Value (Level 3)
Balance at November 1, 2013	$13.0	$13.0
Unrealized losses included in accumulated other comprehensive loss	—	(0.5)
Balance at April 30, 2014	$13.0	$12.5

(in millions)	Amortized Cost Basis	Fair Value (Level 3)
Balance at November 1, 2012	$18.0	$17.8
Unrealized gains included in accumulated other comprehensive loss	—	0.2
Redemption of security by issuer	(5.0)	(5.0)
Balance at October 31, 2013	$13.0	$13.0
At April 30, 2014, unrealized losses of $0.5 million ($0.3 million, net of tax) were included in accumulated other comprehensive loss (“AOCL”). At October 31, 2013, there were no unrealized gains or losses for auction rate securities included in AOCL. At April 30, 2014 and October 31, 2013, the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.

7. INSURANCE
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million of exposure on a per-claim basis either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits between $1.0 million and $5.0 million per occurrence. To cover general liability losses above these primary limits, we maintain commercial insurance umbrella policies that provide limits of $200.0 million. Workers’ compensation liability losses have unlimited coverage due to statutory regulations. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide limits of $75.0 million. We are also self-insured for certain employee medical and dental plans. We retain up to $0.4 million of exposure on a per-claim basis under our medical plan.
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
We had insurance claim reserves totaling $357.1 million and $358.0 million at April 30, 2014 and October 31, 2013, respectively. The balance at April 30, 2014 and October 31, 2013 includes $7.8 million and $7.0 million in reserves, respectively, related to our medical and dental self-insured plans. The reserves balance for April 30, 2014 related to our medical and dental self-insured plans was based upon actuarial estimates of required reserves considering the most recently completed actuarial reports in 2014 and known events. We also had insurance recoverables totaling $68.8 million and $68.7 million at April 30, 2014 and October 31, 2013, respectively.
We had the following standby letters of credit, surety bonds, and restricted insurance deposits outstanding at April 30, 2014 and October 31, 2013, to collateralize our self-insurance obligations:

(in millions)	April 30, 2014	October 31, 2013
Standby letters of credit	$111.2	$97.7
Surety bonds	45.4	40.5
Restricted insurance deposits	16.0	28.5
Total	$172.6	$166.7
8. LINE OF CREDIT
On November 30, 2010, we entered into a five-year syndicated credit agreement (“Credit Agreement”) that provided for revolving loans, swing line loans, and letters of credit up to an aggregate amount of $650.0 million (the “Facility”). During the year ended October 31, 2011, the Credit Agreement was amended to reduce the borrowing spread interest on loans, extend the maturity date to September 8, 2016, and revise certain defined terms. On December 11, 2013, the Credit Agreement was further amended to increase the aggregate amount of the Facility from $650.0 million to $800.0 million and extend the maturity date to December 11, 2018. At our option, we may increase the size of the Facility to $1.0 billion at any time prior to the expiration date (subject to receipt of commitments for the increased amount from existing and new lenders). In connection with this amendment, the pricing for standby letters of credit fees can be reduced based upon certain threshold restrictions. Additionally, our commitment fee on the average daily unused portion of our Facility decreased by 0.025%. Financial covenants and interest rates were not changed by this amendment.
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

The Credit Agreement contains certain leverage and liquidity covenants that require us to maintain a maximum leverage ratio of 3.25 to 1.0 at the end of each fiscal quarter, a minimum fixed charge coverage ratio of 1.50 to 1.0 at any time, and a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholders’ equity, beginning on November 30, 2010, each as further described in the Credit Agreement, as amended. We were in compliance with all covenants as of April 30, 2014.
If an event of default occurs under the Credit Agreement, including certain cross-defaults, insolvency, change in control, and violation of specific covenants, among others, the lenders can terminate or suspend our access to the Facility, declare all amounts outstanding under the Facility (including all accrued interest and unpaid fees) to be immediately due and payable, and require that we cash collateralize the outstanding standby letters of credit obligations.
The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swing line advances, the financing of capital expenditures, and other general corporate purposes, including acquisitions and investments in subsidiaries, subject to certain limitations, if applicable. As of April 30, 2014, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $327.2 million and $114.7 million, respectively. As of October 31, 2013, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $314.9 million and $100.6 million, respectively.
At April 30, 2014 and October 31, 2013, we had up to $358.1 million and $234.5 million borrowing capacity, respectively, under the Facility, the availability of which is subject to, and is limited by, compliance with the covenants described above.
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
We recognize all interest rate swaps on the accompanying unaudited consolidated balance sheets at fair value. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. See Note 5, “Fair Value of Financial Instruments,” for more information.
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
As of April 30, 2014 and October 31, 2013, the amounts recorded in AOCL were $0.1 million ($0.1 million, net of taxes). Amounts expected to be reclassified from AOCL to earnings during the next 12 months were $0.1 million at April 30, 2014.
9. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Bonds
We use letters of credit or surety bonds to secure certain commitments related to insurance programs and for other purposes. As of April 30, 2014, these surety bonds and letters of credit totaled approximately $373.5 million and $114.7 million, respectively. Included in the total amount of surety bonds is $20.8 million of bonds with an effective date starting after April 30, 2014.
Guarantees
In some instances, we offer certain clients guaranteed energy savings and other guarantees on installed equipment under certain contracts. Total guarantees were $43.5 million at April 30, 2014 and extend through 2029.

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
We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred. At April 30, 2014, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $5.3 million. This amount includes the accrual of $3.4 million in connection with an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator. In 2011, we engaged this third-party administrator to provide certain services under a workers’ compensation alternative dispute resolution program. Our contract with the third-party administrator provided that the administrator would be compensated on the basis of the percentage of savings realized by us under the program. We did not compensate this administrator since we believed that no savings were achieved, and the matter was submitted to binding arbitration under the terms of the contract. We have provided written comments to the award strongly objecting to the arbitrator’s decision.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $95.0 million, including the possible $94.2 million impact of the Augustus case described below. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate. Those matters for which we cannot reasonably estimate potential losses are not included within this estimated range and, therefore, this range does not represent our maximum potential loss exposure.
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
The Consolidated Cases of Augustus, Hall and Davis v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)
The Augustus case is a certified class action involving allegations that we violated certain state laws relating to rest breaks. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, which sought damages in the amount of $103.1 million, and we filed a motion for decertification of the class. On July 6, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), heard plaintiffs’ motion for damages on the rest break claim and our motion to decertify the class. On July 31, 2012, the Superior Court denied our motion and entered judgment in favor of plaintiffs in the amount of approximately $89.7 million. This $89.7 million is included in the range of loss for all reasonably possible losses described above. The $89.7 million amount did not include plaintiffs’ attorneys’ fees. We filed a notice of appeal on August 29, 2012. The plaintiffs filed three separate motions for attorneys’ fees. One motion sought attorneys’ fees from the common fund. (The common fund refers to the approximately $89.7 million judgment entered in favor of the plaintiffs.) The other two motions sought attorneys’ fees from us in an aggregate amount of approximately $12.4 million. On October 12, 2012, we filed oppositions to the two fee motions seeking attorneys’ fees from us. On January 14, 2013, the Superior Court heard all three fee motions and it granted plaintiffs’ fee motion with respect to the common fund in full. The Superior Court denied one fee motion in its entirety and reduced the other fee motion to approximately $4.5 million. This $4.5 million is included in the range of loss for all reasonably possible losses described above. We have appealed the Superior Court’s rulings, and on April 30, 2013, the Court agreed to consolidate the appeals. We strongly disagree with the decisions of the Superior Court both with respect to the underlying case and with respect to the award of attorneys’ fees and costs. We firmly believe that we have complied with the applicable law.
Bojorquez v. ABM Industries Incorporated and ABM Janitorial Services–Northern California, Inc., filed on January 13, 2010, in the San Francisco Superior Court (the “Bojorquez case”)
We are a defendant in the Bojorquez case. Plaintiff brought suit for sexual harassment, retaliation, and failure to prevent harassment and discrimination. On May 17, 2012, a jury awarded the plaintiff approximately $0.8 million in damages. We have appealed this decision. On April 11, 2013, the Court awarded plaintiff attorneys’ fees in the amount of $2.5 million. If we prevail in our appeal of the jury’s verdict, the Court’s award of plaintiff’s attorneys’ fees will be reversed.
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
10. INCOME TAXES
The quarterly provision for income taxes is calculated using an estimated annual effective income tax rate, adjusted for discrete items that occur during the reporting period. The effective tax rate for each of the three and six months ended April 30, 2014 was 42.4% as compared to 39.1% and 33.1% for the three and six months ended April 30, 2013, respectively. The effective tax rate for the three and six months ended April 30, 2014 was higher than the rate for the three and six months ended April 30, 2013 primarily due to the expiration of the Work Opportunity Tax Credit (“WOTC”) as of December 31, 2013. For the six months ended April 30, 2014, this increase was also related to the retroactive reinstatement of the WOTC for calendar year 2012. At April 30, 2014, we had unrecognized tax benefits of $88.3 million, $81.6 million of which, if recognized in the future, would impact our effective tax rate.
We do business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. Our most significant income tax jurisdiction is the United States. The following table summarizes by entity the tax years that are either currently being examined or remain open for examination:

Entity	Open for examination
ABM state tax returns (1)	10/31/2009 – 10/31/2013
ABM federal tax returns	10/31/2010 – 10/31/2013
Linc entities taxable as corporations	12/31/2010
Air Serv (2)	6/30/2010 – 10/31/2012
HHA	12/31/2010 – 10/31/2012
(1) We are currently being examined by the taxing authorities in the state of New Jersey.
(2) Air Serv is currently being examined by the Internal Revenue Service for its tax year ended June 30, 2011.
11. SEGMENT INFORMATION
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
Effective in the first quarter of 2014, certain operations were transferred between our Janitorial segment and our Air Serv business (the operations of which are reported in our Other segment), to align them with the activities conducted in the respective segments. The net impact of these changes on the reported results for the three and six months ended April 30, 2013 was a reclassification of $3.7 million and $7.4 million of revenues, respectively, and $0.4 million and $0.8 million of operating profit, respectively, from our Other segment to our Janitorial segment. Additionally, certain sales and marketing costs associated with energy and government growth initiatives were transferred from Corporate to our Building & Energy Solutions segment, resulting in a $0.8 million and a $1.7 million reclassification of expenses from Corporate to the Building & Energy Solutions segment during the three and six months ended April 30, 2013, respectively.

Prior-period segment results have been restated to conform to these changes. Financial information for each reportable segment is summarized below:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2014	2013	2014	2013
Revenues:
Janitorial	$631.7	$612.9	$1,268.8	$1,222.1
Facility Services	149.5	147.4	301.2	303.8
Parking	152.6	151.6	302.9	302.8
Security	93.8	91.5	193.5	188.2
Building & Energy Solutions	118.5	93.9	220.6	181.9
Other	85.2	76.1	170.8	156.4
Corporate	—	0.2	—	0.5
	$1,231.3	$1,173.6	$2,457.8	$2,355.7
Operating profit:
Janitorial	$36.2	$37.5	$65.3	$66.9
Facility Services	5.4	6.2	10.9	12.3
Parking	6.4	6.1	12.1	10.9
Security	2.2	2.1	4.8	3.8
Building & Energy Solutions	3.5	1.7	6.2	1.6
Other	2.4	2.5	4.3	4.1
Corporate	(27.0)	(21.3)	(49.1)	(44.3)
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(1.2)	(1.2)	(2.7)	(2.4)
	27.9	33.6	51.8	52.9
Income from unconsolidated affiliates, net	1.2	1.1	2.7	2.3
Interest expense	(2.7)	(3.0)	(5.4)	(6.3)
Income before income taxes	$26.4	$31.7	$49.1	$48.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its consolidated subsidiaries (hereinafter collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes (“Financial Statements”) and our Annual Report on Form 10-K for the year ended October 31, 2013 (“Annual Report”), which has been filed with the Securities and Exchange Commission (“SEC”). This MD&A may contain forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may differ materially from those we currently anticipate. See “Forward-Looking Statements.” Unless otherwise noted, all information in the MD&A and references to years are based on our fiscal year, which ends on October 31. Our MD&A is comprised of the following sections:

•	Business Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Critical Accounting Policies and Estimates

•	Recent Account Pronouncements
Business Overview
ABM is a leading provider of end-to-end integrated facility solutions to thousands of commercial, industrial, institutional, retail, residential, and governmental facilities located primarily throughout the United States. Our comprehensive capabilities include expansive facility solutions, energy solutions, commercial cleaning, maintenance and repair, HVAC, electrical, landscaping, parking, and security services, provided through stand-alone or integrated solutions.
Strategy
We are making investments in technology, human capital, and acquisitions, as well as other areas, to strengthen our position as a leader in integrated facility services by further enabling us to provide end-to-end delivery solutions for the markets we service. We expect to achieve long-term earnings growth through organic revenue growth and strategic acquisitions while maintaining desirable profit margins and managing our overall costs. Our strategy also includes the expansion of certain key industry vertical markets to service the end-to-end needs of these clients.
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
On November 1, 2012, we acquired Air Serv Corporation (“Air Serv”), a provider of facility solutions for airlines, airports, and freight companies, and HHA Services, Inc. (“HHA”), a provider of housekeeping, laundry, patient assist, plant maintenance, and food services to hospitals, healthcare systems, long-term care facilities, and retirement communities. The purchase prices for the Air Serv and HHA acquisitions were $162.9 million and $33.7 million, respectively. These acquisitions allowed us to significantly expand our vertical market expertise in servicing the comprehensive needs of airlines, airport authorities, and healthcare service markets. The operations of Air Serv and HHA are included in the Other and Building & Energy Solutions segments, respectively.
The timing of congressional approval of the annual federal budget will continue to have an impact on our operations. In addition, we continually monitor and assess the potential impact of U.S. government policy and strategy changes on our business. While the volume of bid activity and requests for proposals for future awards remain active, our business has experienced, and will continue to experience, delays in new U.S. Government contract awards and in the start dates of currently awarded contracts, early termination of existing contracts, and reversals of contract awards based on protests.

Our Segments and Their Activities

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

Security
Provides security services for clients in a wide range of facilities, including commercial office buildings and commercial, health, industrial, petro-chemical, residential, and retail facilities. Security services include staffing of security officers, mobile patrol services, investigative services, electronic monitoring of fire and life safety systems, access control devices, and security consulting services.

Building & Energy Solutions
Provides HVAC, electrical, lighting and other general maintenance and repair services. These services include preventative maintenance, retro-commissioning, installations, retrofits and upgrades, environmental services, systems start-ups, performance testing, energy audits, mechanical and energy efficient products and solutions, and bundled energy solutions for a wide variety of clients in both the private and public sectors. This segment also provides services for healthcare clients including clinical engineering, environmental services, and food services.

This segment further provides support to U.S. Government entities for specialty service solutions, such as military base operations, leadership development, education and training, energy efficiency management, medical support services, and construction management.

Our franchised operations under the Linc Network, TEGG, CurrentSAFE, and GreenHomes America brands are also included in this segment. Franchised operations provide mechanical and electrical preventive and predictive maintenance solutions and, in the case of GreenHomes, home energy efficiency solutions.

The recently acquired operations of Alpha Mechanical, Inc. and BEST Infrared Services, Inc. are included in this segment.
Other
Air Serv provides facility solutions to clients in our aviation vertical related to passenger assistance, including wheelchair operations, aircraft cabin cleaning, janitorial services, shuttle bus operations, and access control, among others. Air Serv also includes certain assets and certain liabilities of Blackjack Promotions Limited (“Blackjack”).

Financial and Operating Summary

•
Revenues increased by $57.7 million and $102.1 million during the three and six months ended April 30, 2014, respectively, as compared to the three and six months ended April 30, 2013. These increases in revenues were primarily attributable to organic growth due to additional revenues from net new business.

•
Operating profit decreased by $5.7 million and $1.1 million during the three and six months ended April 30, 2014, respectively, as compared to the three and six months ended April 30, 2013. These decreases in operating profit were primarily attributable to:

◦	higher operating expenses from net new business, which could have lower gross margins for a period of time until the labor management and facilities operations normalize;

◦
an increase in compensation expense primarily as a result of hiring additional personnel to support certain growth initiatives throughout the organization, including the addition of certain IT positions since the prior year;

◦	an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator;

◦	an increase in legal expenses associated with certain litigation matters and the settlement of certain legal cases; and

◦	unfavorable weather conditions in the current year, which impacted certain geographic markets.
The decrease in operating profit was partially offset by:

◦
savings realized as a result of the realignment of our Onsite operational structure, which focused on organizational streamlining of redundant management positions and office consolidations in key markets; and

◦	the impact of certain newly awarded contracts within our Building & Energy Solutions segment.

•
The effective tax rate for each of the three and six months ended April 30, 2014 was 42.4% as compared to 39.1% and 33.1% for the three and six months ended April 30, 2013, respectively. The effective tax rate for the three and six months ended April 30, 2014 was higher than the rate for the three and six months ended April 30, 2013 primarily due to the expiration of the Work Opportunity Tax Credit (“WOTC”) as of December 31, 2013. For the six months ended April 30, 2014, this increase was also related to the retroactive reinstatement of the WOTC for calendar year 2012.

•	Our net cash provided by operating activities was $37.7 million during the six months ended April 30, 2014.

•	Dividends of $17.3 million were paid to shareholders and dividends totaling $0.310 per common share were declared during the six months ended April 30, 2014.

•
As of April 30, 2014, total outstanding borrowings under our line of credit were $327.2 million, and we had up to $358.1 million borrowing capacity under our line of credit, subject to covenant restrictions.

Results of Operations

Three Months Ended April 30, 2014 Compared with the Three Months Ended April 30, 2013
Consolidated

	Three Months Ended April 30,
($ in millions)	2014	2013	Increase / (Decrease)
Revenues	$1,231.3	$1,173.6	$57.7	4.9%
Expenses
Operating	1,103.4	1,048.2	55.2	5.3%
Gross margin as a % of revenues	10.4%	10.7%	(0.3)%
Selling, general and administrative	93.3	84.5	8.8	10.4%
Amortization of intangible assets	6.7	7.3	(0.6)	(8.2)%
Total expenses	1,203.4	1,140.0	63.4	5.6%
Operating profit	27.9	33.6	(5.7)	(17.0)%
Income from unconsolidated affiliates, net	1.2	1.1	0.1	9.1%
Interest expense	(2.7)	(3.0)	0.3	(10.0)%
Income before income taxes	26.4	31.7	(5.3)	(16.7)%
Provision for income taxes	(11.2)	(12.4)	1.2	(9.7)%
Net income	$15.2	$19.3	$(4.1)	(21.2)%
Revenues
Revenues increased by $57.7 million, or 4.9%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. The increase in revenues was primarily attributable to organic growth due to additional revenues from net new business.
Operating Expenses
Operating expenses increased by $55.2 million, or 5.3%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. As a percentage of revenues, gross margin decreased by 0.3% to 10.4% in the three months ended April 30, 2014 from 10.7% in the three months ended April 30, 2013. The decrease in gross margin was primarily attributable to higher operating expenses from net new business, which could have lower gross margins for a period of time until the labor management and facilities operations normalize. Unfavorable weather conditions in certain geographic markets also negatively impacted gross margins in the current year quarter. This decrease was partially offset by the impact of certain newly awarded contracts within our Building & Energy Solutions segment, which generally have higher gross margins than contracts in our other segments, and savings realized as a result of the realignment of our Onsite operational structure.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $8.8 million, or 10.4%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. The increase in selling, general and administrative expenses was primarily related to:

•	the accrual of $3.4 million in connection with an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator;

•
a $3.2 million increase in compensation expense primarily as a result of hiring additional personnel to support certain growth initiatives throughout the organization, including the addition of certain IT positions since the prior year quarter;

•	a $1.4 million increase in legal expenses associated with certain litigation matters and the settlement of certain legal cases;

•	a $1.0 million increase in costs associated with our re-branding initiative; and

•
a $0.7 million increase in share-based compensation expense, which was primarily due to the recognition of higher expense relating to awards granted in fiscal years 2012 through 2014, as compared to awards granted in fiscal years 2010 and 2009 that were fully recognized during the three months ended April 30, 2014.

The increase was partially offset by:

•	a $1.4 million decline in depreciation expense, mostly associated with our previously upgraded Enterprise Resource Planning (“ERP”) system; and

•	a $0.2 million reduction in costs associated with the realignment of our Onsite operational structure as a result of realized savings, net of restructuring costs incurred.
Provision for Income Taxes
The effective tax rates for the three months ended April 30, 2014 and 2013 were 42.4% and 39.1%, respectively. The difference consists primarily of the expiration of the WOTC as of December 31, 2013. If the WOTC is not retroactively reenacted by Congress prior to October 31, 2014, we estimate our annual effective income tax rate will be between 40% and 42%, approximately 5 to 7 percentage points higher than our fiscal 2013 annual effective income tax rate of 35.2%.

Segment Information

Our reportable segments consist of: Janitorial, Facility Services, Parking, Security, Building & Energy Solutions, and Other.

Effective in the first quarter of 2014, certain operations were transferred between our Janitorial segment and our Air Serv business (the operations of which are reported in our Other segment), to align them with the activities conducted in the respective segments. The net impact of these changes on the reported results for the three months ended April 30, 2013 was a reclassification of $3.7 million of revenues and $0.4 million of operating profit from our Other segment to our Janitorial segment. Additionally, certain sales and marketing costs associated with energy and government growth initiatives were transferred from Corporate to our Building & Energy Solutions segment, resulting in a $0.8 million reclassification of expenses from Corporate to the Building & Energy Solutions segment during the three months ended April 30, 2013. Prior-period segment results have been restated to conform to these changes.

Segment revenues and operating profits for the three months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended April 30,
($ in millions)	2014	2013	Increase / (Decrease)
Revenues
Janitorial	$631.7	$612.9	$18.8	3.1%
Facility Services	149.5	147.4	2.1	1.4%
Parking	152.6	151.6	1.0	0.7%
Security	93.8	91.5	2.3	2.5%
Building & Energy Solutions	118.5	93.9	24.6	26.2%
Other	85.2	76.1	9.1	12.0%
Corporate	—	0.2	(0.2)	(100.0)%
	$1,231.3	$1,173.6	$57.7	4.9%
Operating profit
Janitorial	$36.2	$37.5	$(1.3)	(3.5)%
Operating profit as a % of revenues	5.7%	6.1%	(0.4)%
Facility Services	5.4	6.2	(0.8)	(12.9)%
Operating profit as a % of revenues	3.6%	4.2%	(0.6)%
Parking	6.4	6.1	0.3	4.9%
Operating profit as a % of revenues	4.2%	4.0%	0.2%
Security	2.2	2.1	0.1	4.8%
Operating profit as a % of revenues	2.3%	2.3%	—
Building & Energy Solutions	3.5	1.7	1.8	105.9%
Operating profit as a % of revenues	3.0%	1.8%	1.2%
Other	2.4	2.5	(0.1)	(4.0)%
Operating profit as a % of revenues	2.8%	3.3%	(0.5)%
Corporate	(27.0)	(21.3)	(5.7)	(26.8)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(1.2)	(1.2)	—	—
	$27.9	$33.6	$(5.7)	(17.0)%

Janitorial
	Three Months Ended April 30,
($ in millions)	2014	2013	Increase / (Decrease)
Revenues	$631.7	$612.9	$18.8	3.1%
Operating profit	36.2	37.5	(1.3)	(3.5)%
Operating profit as a % of revenues	5.7%	6.1%	(0.4)%
Janitorial revenues increased by $18.8 million, or 3.1%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. The increase was primarily related to net new business.
Operating profit decreased by $1.3 million, or 3.5%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. Operating profit margins decreased by 0.4% to 5.7% in the three months ended April 30, 2014 from 6.1% in the three months ended April 30, 2013. The decrease in operating profit margins was primarily attributable to higher operating expenses from net new business, which could have lower gross margins for a period of time until the labor management and facilities operations normalize. The decrease was also attributable to: an increase in legal expenses associated with certain litigation matters, the settlement of certain legal cases; and an increase in selling, general and administrative compensation expense due to hiring additional personnel to support selling and safety initiatives. The decrease in operating profit margin was partially offset by a reduction in expenses as a result of realigning our Onsite operational structure.

Facility Services
	Three Months Ended April 30,
($ in millions)	2014	2013	Increase / (Decrease)
Revenues	$149.5	$147.4	$2.1	1.4%
Operating profit	5.4	6.2	(0.8)	(12.9)%
Operating profit as a % of revenues	3.6%	4.2%	(0.6)%
Facility Services revenues increased by $2.1 million, or 1.4%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. The increase was primarily attributable to increased scope of work from existing clients.
Operating profit decreased by $0.8 million, or 12.9%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. Operating profit margins decreased by 0.6% to 3.6% in the three months ended April 30, 2014 from 4.2% in the three months ended April 30, 2013. The decrease in operating profit margins was primarily attributable to higher expenses from non-recurring operational issues at certain clients, a portion of which is expected to be recovered later in the fiscal year, and higher legal expenses associated with certain litigation matters. This decrease was partially offset by a reduction in expenses as a result of realigning our Onsite operational structure.

Parking
	Three Months Ended April 30,
($ in millions)	2014	2013	Increase
Revenues	$152.6	$151.6	$1.0	0.7%
Operating profit	6.4	6.1	0.3	4.9%
Operating profit as a % of revenues	4.2%	4.0%	0.2%
Management reimbursement revenues totaled $77.1 million and $76.2 million for the three months ended April 30, 2014 and 2013, respectively.
Parking revenues increased by $1.0 million, or 0.7%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. The increase was primarily related to increased revenues from existing management reimbursement contracts.
Operating profit increased by $0.3 million, or 4.9%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. Operating profit margins increased by 0.2% to 4.2% in the three months ended April 30, 2014 from 4.0% in the three months ended April 30, 2013. The increase in operating profit margins was primarily driven by a reduction in expenses as a result of realigning our Onsite operational structure and the collection of previously reserved accounts receivable, offset by the impact of unfavorable weather conditions in the current year quarter, which impacted certain geographic markets.

Security
	Three Months Ended April 30,
($ in millions)	2014	2013	Increase
Revenues	$93.8	$91.5	$2.3	2.5%
Operating profit	2.2	2.1	0.1	4.8%
Operating profit as a % of revenues	2.3%	2.3%	—
Security revenues increased by $2.3 million, or 2.5%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. The increase was primarily related to net new business.
Operating profit increased by $0.1 million, or 4.8%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. Operating profit margins remained flat at 2.3% in the three months ended April 30, 2014 and 2013.

Building & Energy Solutions
	Three Months Ended April 30,
($ in millions)	2014	2013	Increase
Revenues	$118.5	$93.9	$24.6	26.2%
Operating profit	3.5	1.7	1.8	105.9%
Operating profit as a % of revenues	3.0%	1.8%	1.2%
Building & Energy Solutions revenues increased by $24.6 million, or 26.2%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. This increase was primarily driven by additional revenues from newly awarded contracts, partially offset by fewer new franchise sales in the current year quarter.
Operating profit increased by $1.8 million, or 105.9%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. Operating profit margins increased by 1.2% to 3.0% in the three months ended April 30, 2014 from 1.8% in the three months ended April 30, 2013. The increase in operating profit margins reflects the impact of higher revenues and the management of our selling, general and administrative expenses. This increase was partially offset by the impact of lower franchise revenues, higher operating expenses associated with certain new contracts that typically incur higher initial costs until operations normalize, and costs associated with the expansion of new business to the U.S. Government and multi-regional customers.

Other
	Three Months Ended April 30,
($ in millions)	2014	2013	Increase (Decrease)
Revenues	$85.2	$76.1	$9.1	12.0%
Operating profit	2.4	2.5	(0.1)	(4.0)%
Operating profit as a % of revenues	2.8%	3.3%	(0.5)%
Revenues from our Other segment increased by $9.1 million, or 12.0%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. The increase was primarily driven by higher revenues in our U.K. operations resulting from the recent acquisition of Blackjack as well as a new contract win. This increase was partially offset by lower cabin cleaning revenues in our U.S. operations, primarily as a result of contract losses in excess of new business.
Operating profit decreased by $0.1 million, or 4.0%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. Operating profit margins decreased by 0.5% to 2.8% in the three months ended April 30, 2014 from 3.3% in the three months ended April 30, 2013. The decrease in operating profit margins was primarily driven by the short term impact of higher initial costs incurred in connection with new contracts, partially offset by growth in our U.K. operations.

Corporate
	Three Months Ended April 30,
($ in millions)	2014	2013	Increase
Corporate expenses	$(27.0)	$(21.3)	$(5.7)	(26.8)%
Corporate expenses increased by $5.7 million, or 26.8%, during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. The increase in corporate expenses was primarily related to:

•	the accrual of $3.4 million in connection with an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator;

•
a $1.4 million increase in compensation expense primarily as a result of the addition of certain IT positions since the prior year quarter and hiring additional personnel to support growth initiatives throughout the organization;

•	a $1.0 million increase in costs associated with our re-branding initiative;

•
a $0.7 million increase in share-based compensation expense, which was primarily due to the recognition of higher expense relating to awards granted in fiscal years 2012 through 2014, as compared to awards granted in fiscal years 2010 and 2009 that were fully recognized during the three months ended April 30, 2014; and

•	a $0.5 million increase in restructuring costs associated with the realignment of our operational structure.
The increased expenses were partially offset by a $1.2 million decline in depreciation expense, mostly associated with our previously upgraded ERP system.

Results of Operations

Six Months Ended April 30, 2014 Compared with the Six Months Ended April 30, 2013
Consolidated

	Six Months Ended April 30,
($ in millions)	2014	2013	Increase / (Decrease)
Revenues	$2,457.8	$2,355.7	$102.1	4.3%
Expenses
Operating	2,211.9	2,116.1	95.8	4.5%
Gross margin as a % of revenues	10.0%	10.2%	(0.2)%
Selling, general and administrative	180.7	172.2	8.5	4.9%
Amortization of intangible assets	13.4	14.5	(1.1)	(7.6)%
Total expenses	2,406.0	2,302.8	103.2	4.5%
Operating profit	51.8	52.9	(1.1)	(2.1)%
Income from unconsolidated affiliates, net	2.7	2.3	0.4	17.4%
Interest expense	(5.4)	(6.3)	0.9	(14.3)%
Income before income taxes	49.1	48.9	0.2	0.4%
Provision for income taxes	(20.8)	(16.2)	(4.6)	28.4%
Net income	$28.3	$32.7	$(4.4)	(13.5)%
Revenues
Revenues increased by $102.1 million, or 4.3%, during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. The increase in revenues was primarily attributable to organic growth due to additional revenues from net new business.
Operating Expenses
Operating expenses increased by $95.8 million, or 4.5%, during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. As a percentage of revenues, gross margin decreased by 0.2% to 10.0% in the six months ended April 30, 2014 from 10.2% in the six months ended April 30, 2013. The decrease in gross margin was primarily attributable to higher operating expenses from net new business, which could have lower gross margins for a period of time until the labor management and facilities operations normalize, including the negative impact of operations in one region of a large multi-regional Janitorial contract. We have taken steps to improve profitability within the impacted region as of March 1, 2014. Unfavorable weather conditions in certain geographic markets also negatively impacted gross margins in the current year. This decrease was partially offset by the impact of certain newly awarded contracts within our Building & Energy Solutions segment, which generally have higher gross margins than contracts in our other segments, and savings realized as a result of the realignment of our Onsite operational structure.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $8.5 million, or 4.9%, during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. The increase in selling, general and administrative expenses was primarily related to:

•
a $5.0 million increase in compensation expense primarily as a result of hiring additional personnel to support certain growth initiatives throughout the organization, including the addition of certain IT positions since the prior year;

•	the accrual of $3.4 million in connection with an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator;

•	a $1.7 million increase in legal expenses associated with certain litigation matters and the settlement of certain legal cases;

•
a $1.5 million increase in share-based compensation expense, which was primarily due to the recognition of higher expense relating to awards granted in fiscal years 2012 through 2014, as compared to awards granted in fiscal years 2010 and 2009 that were fully recognized during the six months ended April 30, 2014;

•	a $1.1 million increase in costs associated with our re-branding initiative; and

•	a $0.5 million increase in legal fees associated with an internal investigation into a foreign entity previously affiliated with a joint venture.
The increase was partially offset by:

•	a $2.7 million decline in depreciation expense, mostly associated with our previously upgraded ERP system;

•	a $1.3 million reduction in costs associated with the realignment of our Onsite operational structure as a result of realized savings and reduction in restructuring costs; and

•	a $0.5 million refund of previously paid telephone taxes received in the six months ended April 30, 2014.
Provision for Income Taxes
The effective tax rates for the six months ended April 30, 2014 and 2013 were 42.4% and 33.1%, respectively. The difference was primarily related to the retroactive reinstatement of the WOTC for calendar year 2012 and the expiration of the WOTC as of December 31, 2013. If the WOTC is not retroactively reenacted by Congress prior to October 31, 2014, we estimate our annual effective income tax rate will be between 40% and 42%, approximately 5 to 7 percentage points higher than our fiscal 2013 annual effective income tax rate of 35.2%.

Segment Information

The net impact of the realignment of certain operations between our Janitorial segment and our Other segment on the reported results for the six months ended April 30, 2013 was a reclassification of $7.4 million of revenues and $0.8 million of operating profit from our Other segment to our Janitorial segment. Additionally, certain sales and marketing costs associated with energy and government growth initiatives were transferred from Corporate to our Building & Energy Solutions segment, resulting in a $1.7 million reclassification of expenses from Corporate to the Building & Energy Solutions segment during the six months ended April 30, 2013. Prior-period segment results have been restated to conform to these changes.

Segment revenues and operating profits for the six months ended April 30, 2014 and 2013 were as follows:

	Six Months Ended April 30,
($ in millions)	2014	2013	Increase / (Decrease)
Revenues
Janitorial	$1,268.8	$1,222.1	$46.7	3.8%
Facility Services	301.2	303.8	(2.6)	(0.9)%
Parking	302.9	302.8	0.1	—
Security	193.5	188.2	5.3	2.8%
Building & Energy Solutions	220.6	181.9	38.7	21.3%
Other	170.8	156.4	14.4	9.2%
Corporate	—	0.5	(0.5)	(100.0)%
	$2,457.8	$2,355.7	$102.1	4.3%
Operating profit
Janitorial	$65.3	$66.9	$(1.6)	(2.4)%
Operating profit as a % of revenues	5.1%	5.5%	(0.4)%
Facility Services	10.9	12.3	(1.4)	(11.4)%
Operating profit as a % of revenues	3.6%	4.0%	(0.4)%
Parking	12.1	10.9	1.2	11.0%
Operating profit as a % of revenues	4.0%	3.6%	0.4%
Security	4.8	3.8	1.0	26.3%
Operating profit as a % of revenues	2.5%	2.0%	0.5%
Building & Energy Solutions	6.2	1.6	4.6	NM*
Operating profit as a % of revenues	2.8%	0.9%	1.9%
Other	4.3	4.1	0.2	4.9%
Operating profit as a % of revenues	2.5%	2.6%	(0.1)%
Corporate	(49.1)	(44.3)	(4.8)	(10.8)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(2.7)	(2.4)	(0.3)	(12.5)%
	$51.8	$52.9	$(1.1)	(2.1)%

*	Not meaningful

Janitorial
	Six Months Ended April 30,
($ in millions)	2014	2013	Increase / (Decrease)
Revenues	$1,268.8	$1,222.1	$46.7	3.8%
Operating profit	65.3	66.9	(1.6)	(2.4)%
Operating profit as a % of revenues	5.1%	5.5%	(0.4)%

Janitorial revenues increased by $46.7 million, or 3.8%, during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. The increase was primarily related to net new business.
Operating profit decreased by $1.6 million, or 2.4%, during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. Operating profit margins decreased by 0.4% to 5.1% in the six months ended April 30, 2014 from 5.5% in the six months ended April 30, 2013. The decrease in operating profit margins was primarily attributable to higher operating expenses from net new business, which could have lower gross margins for a period of time until the labor management and facilities operations normalize, including the negative impact of operations in one region of a large multi-regional contract. We have taken steps to improve profitability within the impacted region as of March 1, 2014. The operating profit margin was also negatively impacted by: an increase in legal expenses associated with certain litigation matters, the settlement of certain legal cases; and an increase in selling, general and administrative compensation expense due to hiring additional personnel to support selling and safety initiatives. The decrease in operating profit margin was partially offset by a reduction in expenses as a result of realigning our Onsite operational structure.

Facility Services
	Six Months Ended April 30,
($ in millions)	2014	2013	(Decrease)
Revenues	$301.2	$303.8	$(2.6)	(0.9)%
Operating profit	10.9	12.3	(1.4)	(11.4)%
Operating profit as a % of revenues	3.6%	4.0%	(0.4)%
Facility Services revenues decreased by $2.6 million, or 0.9%, during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. The decrease was primarily attributable to contract losses in excess of new business.
Operating profit decreased by $1.4 million, or 11.4%, during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. Operating profit margins decreased by 0.4% to 3.6% in the six months ended April 30, 2014 from 4.0% in the six months ended April 30, 2013. The decrease in operating profit margins was primarily attributable to higher expenses from non-recurring operational issues at certain clients, a portion of which is expected to be recovered later in the fiscal year, the timing of a biannual contractual performance-based award, and higher legal expenses associated with certain litigation matters. This decrease was partially offset by a reduction in expenses as a result of realigning our Onsite operational structure.

Parking
	Six Months Ended April 30,
($ in millions)	2014	2013	Increase
Revenues	$302.9	$302.8	$0.1	—%
Operating profit	12.1	10.9	1.2	11.0%
Operating profit as a % of revenues	4.0%	3.6%	0.4%
Management reimbursement revenues totaled $153.4 million and $152.1 million for the six months ended April 30, 2014 and 2013, respectively.
Parking revenues increased by $0.1 million during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. The increase was primarily related to increased revenues from existing management reimbursement contracts and new business, partially offset by contract losses, including the termination of certain unprofitable contracts.
Operating profit increased by $1.2 million, or 11.0%, during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. Operating profit margins increased by 0.4% to 4.0% in the six months ended April 30, 2014 from 3.6% in the six months ended April 30, 2013. The increase in operating profit margins was primarily driven by a reduction in expenses as a result of realigning our Onsite operational structure and the collection of previously reserved accounts receivable, offset by the impact of unfavorable weather conditions in the current year, which impacted certain geographic markets.

Security
	Six Months Ended April 30,
($ in millions)	2014	2013	Increase
Revenues	$193.5	$188.2	$5.3	2.8%
Operating profit	4.8	3.8	1.0	26.3%
Operating profit as a % of revenues	2.5%	2.0%	0.5%
Security revenues increased by $5.3 million, or 2.8%, during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. The increase was primarily related to net new business.
Operating profit increased by $1.0 million, or 26.3%, during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. Operating profit margins increased by 0.5% to 2.5% in the six months ended April 30, 2014 from 2.0% in the six months ended April 30, 2013. The increase in operating profit margins was primarily driven by a reduction in expenses as a result of realigning our Onsite operational structure.

Building & Energy Solutions
	Six Months Ended April 30,
($ in millions)	2014	2013	Increase
Revenues	$220.6	$181.9	$38.7	21.3%
Operating profit	6.2	1.6	4.6	NM*
Operating profit as a % of revenues	2.8%	0.9%	1.9%

*	Not meaningful
Building & Energy Solutions revenues increased by $38.7 million, or 21.3%, during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. This increase was primarily driven by additional revenues from newly awarded contracts, partially offset by fewer new franchise sales in the current year.
Operating profit increased by $4.6 million during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. Operating profit margins increased by 1.9% to 2.8% in the six months ended April 30, 2014 from 0.9% in the six months ended April 30, 2013. The increase in operating profit margins reflects the impact of higher revenues and the management of our selling, general and administrative expenses. This increase was partially offset by the impact of lower franchise revenues, higher operating expenses associated with certain new contracts that typically incur higher initial costs until operations normalize, and costs associated with the expansion of new business to the U.S. Government and multi-regional customers.

Other
	Six Months Ended April 30,
($ in millions)	2014	2013	Increase
Revenues	$170.8	$156.4	$14.4	9.2%
Operating profit	4.3	4.1	0.2	4.9%
Operating profit as a % of revenues	2.5%	2.6%	(0.1)%
Revenues from our Other segment increased by $14.4 million, or 9.2%, during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. The increase was primarily driven by higher revenues in our U.K. operations resulting from the recent acquisition of Blackjack as well as a new contract win. This increase was partially offset by lower cabin cleaning and transportation services revenues in our U.S. operations, primarily as a result of contract losses in excess of new business.
Operating profit increased by $0.2 million, or 4.9%, during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. Operating profit margins decreased by 0.1% to 2.5% in the six months ended April 30, 2014 from 2.6% in the six months ended April 30, 2013. The decrease was primarily driven by the short term impact of higher initial costs incurred in connection with new contracts, partially offset by growth in our U.K. operations.

Corporate
	Six Months Ended April 30,
($ in millions)	2014	2013	Increase
Corporate expenses	$(49.1)	$(44.3)	$(4.8)	(10.8)%
Corporate expenses increased by $4.8 million, or 10.8%, during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. The increase in corporate expenses was primarily related to:

•	the accrual of $3.4 million in connection with an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator;

•
a $1.9 million increase in compensation expense primarily as a result of the addition of certain IT positions since the prior year and hiring additional personnel to support growth initiatives throughout the organization;

•
a $1.5 million increase in share-based compensation expense, which was primarily due to the recognition of higher expense relating to awards granted in fiscal years 2012 through 2014, as compared to awards granted in fiscal years 2010 and 2009 that were fully recognized during the six months ended April 30, 2014;

•	a $1.1 million increase in costs associated with our re-branding initiative; and

•	a $0.5 million increase in legal fees associated with an internal investigation into a foreign entity previously affiliated with a joint venture.
The increase was partially offset by:

•	a $2.4 million decline in depreciation expense, mostly associated with our previously upgraded ERP system; and

•	a $0.5 million refund of previously paid telephone taxes received in the six months ended April 30, 2014.

Liquidity and Capital Resources
We continually project anticipated cash requirements for our operating, investing, and financing needs as well as cash flows generated from operating activities available to meet these needs. Our operating needs can include, among other items, commitments for operating leases, payroll payments, insurance claims payments, interest payments, legal settlements, and pension funding obligations. Our investing and financing spending can include payments for acquired businesses, capital expenditures, commitments for capital leases, share repurchases, dividends, and payments on our outstanding indebtedness.
We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under our line of credit, and access to capital markets are sufficient to fund our operating, investing, and financing requirements for the next twelve months. However, there can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized, that future borrowings will be available under our revolving credit facility, or that we will be able to access the capital markets in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity needs.
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
As of April 30, 2014, the total outstanding amounts under our line of credit in the form of cash borrowings and standby letters of credit were $327.2 million and $114.7 million, respectively. As of April 30, 2014, we had up to $358.1 million borrowing capacity under our line of credit. Our ability to draw down available capacity under our line of credit is subject to, and is limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under our line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of April 30, 2014, we were in compliance with all these covenants and expect to be in compliance in the foreseeable future.
Cash Flows
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
The table below summarizes our cash and cash equivalents activity:

	Six Months Ended April 30,
(in millions)	2014	2013
Net cash provided by operating activities	$37.7	$37.8
Net cash used in investing activities	(30.8)	(196.9)
Net cash (used in) provided by financing activities	(1.8)	153.5
Operating Activities
Net cash provided by operating activities remained relatively flat during the six months ended April 30, 2014 as compared to the six months ended April 30, 2013.

Investing Activities
Net cash used in investing activities decreased by $166.1 million during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. The decrease was primarily related to $192.0 million cash paid, net of cash acquired, for acquisitions made in the first quarter of 2013.
Financing Activities
Net cash used in financing activities decreased by $155.3 million during the six months ended April 30, 2014, as compared to the six months ended April 30, 2013. The decrease was primarily related to a $156.7 million decrease in cash borrowings from our line of credit as a result of repayment of funds borrowed in the first quarter of 2013 to fund certain acquisitions.

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

We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs associated with loss contingencies are expensed as incurred. At April 30, 2014, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $5.3 million. This amount includes the accrual of $3.4 million in connection with an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator. In 2011, we engaged this third-party administrator to provide certain services under a workers’ compensation alternative dispute resolution program. Our contract with the third-party administrator provided that the administrator would be compensated on the basis of the percentage of savings realized by us under the program. We did not compensate this administrator since we believed that no savings were achieved, and the matter was submitted to binding arbitration under the terms of the contract. We have provided written comments to the award strongly objecting to the arbitrator’s decision.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $95.0 million, including the possible $94.2 million impact of the Augustus case described in Note 9, “Commitments and Contingencies,” in the notes to the Financial Statements. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate. Those matters for which we cannot reasonably estimate potential losses are not included within this estimated range and, therefore, this range does not represent our maximum potential loss exposure.

For additional information about our contingencies, see Note 9, “Commitments and Contingencies,” in the notes to the Financial Statements.
Critical Accounting Policies and Estimates
Our accompanying Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of management. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The core principle of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 is effective for us in the fiscal year ending October 31, 2018, and for interim periods within that year. We are currently assessing the impact of implementing this guidance on our consolidated financial position, results of operations, and cash flows.
In January 2014, the FASB issued Accounting Standards Update No. 2014-05 (“ASU 2014-05”), Service Concession Arrangements (Topic 853). ASU 2014-05 provides criteria for determining whether an arrangement qualifies as a service concession arrangement within the scope of the new guidance. Entities are prohibited from accounting for arrangements within the scope of ASU 2014-05 as leases. ASU 2014-05 is effective for us for the fiscal year ending October 31, 2016, and for interim periods within that year, on a modified retrospective basis to service concession arrangements that exist at the beginning of our 2016 fiscal year. We are currently assessing the impact of implementing this guidance on our consolidated financial position, results of operations, and cash flows.
In January 2014, the FASB issued Accounting Standards Update No. 2014-01 (“ASU 2014-01”), Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This amendment permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under this method, which replaces the effective yield method, the cost of investment would be amortized in proportion to the tax credits and other benefits the reporting entity receives to income tax expense. Additionally, the guidance requires new disclosure for all investors in these projects. ASU 2014-01 will be effective for us for the fiscal year ending October 31, 2016, and for interim periods within that year, with retrospective application for each prior reporting period presented. We do not expect that the implementation of this guidance will have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes related to market risk from the disclosures in our Annual Report on Form 10–K for the year ended October 31, 2013.
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
b. Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
There have been no material developments occurring in the period covered by this report in our litigation matters previously disclosed in Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended October 31, 2013.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2013, in response to Item 1A., “Risk Factors,” to Part I of the Annual Report, except as described below.

Sequestration under the Budget Control Act of 2011 may negatively impact our business.
The Budget Control Act of 2011 (“Budget Control Act”) established spending caps and reductions, referred to as sequestration, that went into effect on March 3, 2013 and resulted in substantial reductions in defense and discretionary spending by the U.S. Government. The Bipartisan Budget Act of 2013, signed into law by President Obama on December 26, 2013, raised the sequestration caps for government fiscal year (GFY) 2014 and GFY 2015 (a U.S. Government fiscal year starts on October 1 and ends on September 30). We expect, however, the sequestration process mandated by the Budget Control Act, as amended by the Bipartisan Budget Act of 2013, will continue to reduce defense spending resulting from future deficit reduction measures. Such reductions could have significant consequences to our government business and the industry. We are continuously reviewing our operations in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans.
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

ABM Industries Incorporated

June 4, 2014	/s/ James S. Lusk
James S. Lusk Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 4, 2014	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)