Form 10-Q
period 2014-07-31
ABM INDUSTRIES INC /DE/
filed 2014-09-04
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 27, 2014
Common Stock, $0.01 par value per share	55,747,357 shares

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)	July 31, 2014	October 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$24.6	$32.6
Trade accounts receivable, net of allowances of $10.7 and $10.2 million at July 31, 2014 and October 31, 2013, respectively	726.1	672.5
Notes receivable and other	40.6	36.6
Prepaid expenses	68.8	59.6
Prepaid income taxes	5.1	5.1
Deferred income taxes, net	50.2	47.1
Insurance recoverables	11.2	11.1
Total current assets	926.6	864.6
Insurance deposits	16.0	28.5
Other investments and long-term receivables	9.1	5.0
Investments in unconsolidated affiliates, net	19.3	18.0
Investments in auction rate securities	13.0	13.0
Property, plant and equipment, net of accumulated depreciation of $139.3 and $127.5 at July 31, 2014 and October 31, 2013, respectively	82.6	77.2
Other intangible assets, net of accumulated amortization of $135.9 and $115.5 at July 31, 2014 and October 31, 2013, respectively	127.2	144.4
Goodwill	879.1	872.4
Noncurrent insurance recoverables	56.4	57.6
Other assets	38.9	38.5
Total assets	$2,168.2	$2,119.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$162.8	$157.8
Accrued liabilities
Compensation	135.7	138.4
Taxes—other than income	31.0	25.7
Insurance claims	79.9	84.6
Other	112.2	101.9
Income taxes payable	0.2	0.1
Total current liabilities	521.8	508.5
Noncurrent income taxes payable	53.5	50.4
Line of credit	311.7	314.9
Retirement plans and other	38.6	41.4
Deferred income tax liability, net	16.4	13.1
Noncurrent insurance claims	272.5	273.4
Total liabilities	1,214.5	1,201.7
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,990,705 and 55,477,813 shares issued and outstanding at July 31, 2014 and October 31, 2013, respectively	0.6	0.6
Additional paid-in capital	276.8	261.8
Accumulated other comprehensive loss, net of taxes	(1.5)	(1.7)
Retained earnings	677.8	656.8
Total stockholders’ equity	953.7	917.5
Total liabilities and stockholders’ equity	$2,168.2	$2,119.2
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2014	2013	2014	2013
Revenues	$1,276.1	$1,216.8	$3,733.9	$3,572.5
Expenses
Operating	1,144.7	1,095.7	3,356.6	3,211.8
Selling, general and administrative	91.2	85.4	271.9	257.6
Amortization of intangible assets	6.5	7.0	19.9	21.5
Total expenses	1,242.4	1,188.1	3,648.4	3,490.9
Operating profit	33.7	28.7	85.5	81.6
Income from unconsolidated affiliates, net	1.6	1.6	4.3	3.9
Interest expense	(2.7)	(3.4)	(8.1)	(9.7)
Income before income taxes	32.6	26.9	81.7	75.8
Provision for income taxes	(13.2)	(10.9)	(34.0)	(27.1)
Net income	$19.4	$16.0	$47.7	$48.7
Net income per common share
Basic	$0.34	$0.29	$0.85	$0.89
Diluted	$0.34	$0.29	$0.84	$0.87
Weighted-average common and common equivalent shares outstanding
Basic	56.2	55.0	56.0	54.7
Diluted	57.0	56.3	57.0	55.9
Dividends declared per common share	$0.155	$0.150	$0.465	$0.450
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended July 31,
	2014			2013
(in millions)	Pre-tax amounts	Tax expense	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$19.4			$16.0
Other comprehensive income:
Unrealized gains on auction rate securities	$0.5	$0.2	$0.3	$—	$—	$—
Unrealized gains on interest rate swaps:
Unrealized gains arising during the period	0.1	—	0.1	0.7	0.3	0.4
Reclassification adjustment for loss included in interest expense	0.1	0.1	—	0.2	0.1	0.1
Net unrealized gains on interest rate swaps	0.2	0.1	0.1	0.9	0.4	0.5
Foreign currency translation	—	—	—	(0.2)	—	(0.2)
Defined and postretirement benefit plans adjustments:
Reclassification adjustment for amortization of actuarial losses	0.1	—	0.1	0.1	—	0.1
Reclassification adjustment for settlement losses	—	—	—	0.1	—	0.1
Net defined and postretirement benefit plans adjustments	0.1	—	0.1	0.2	—	0.2
Total other comprehensive income	$0.8	$0.3	$0.5	$0.9	$0.4	$0.5
Comprehensive income			$19.9			$16.5

	Nine Months Ended July 31,
	2014			2013
(in millions)	Pre-tax amounts	Tax (benefit) / expense	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$47.7			$48.7
Other comprehensive income:
Unrealized gains on auction rate securities	$—	$—	$—	$0.2	$0.1	$0.1
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains arising during the period	(0.2)	(0.1)	(0.1)	0.2	0.1	0.1
Reclassification adjustment for loss included in interest expense	0.4	0.2	0.2	0.3	0.1	0.2
Net unrealized gains on interest rate swaps	0.2	0.1	0.1	0.5	0.2	0.3
Foreign currency translation	—	—	—	(0.4)	—	(0.4)
Defined and postretirement benefit plans adjustments:
Reclassification adjustment for amortization of actuarial losses	0.1	—	0.1	0.1	—	0.1
Reclassification adjustment for settlement losses	—	—	—	0.1	—	0.1
Net defined and postretirement benefit plans adjustments	0.1	—	0.1	0.2	—	0.2
Total other comprehensive income	$0.3	$0.1	$0.2	$0.5	$0.3	$0.2
Comprehensive income			$47.9			$48.9
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended July 31,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$47.7	$48.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.4	46.8
Deferred income taxes	0.7	(1.4)
Share-based compensation expense	12.0	9.8
Provision for bad debt	2.2	2.3
Discount accretion on insurance claims	0.3	0.4
Gain on sale of assets	(0.9)	(0.3)
Income from unconsolidated affiliates, net	(4.3)	(3.9)
Distributions from unconsolidated affiliates	3.5	2.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(52.7)	(41.9)
Prepaid expenses and other current assets	(11.8)	1.3
Insurance recoverables	1.1	(4.8)
Other assets and long-term receivables	9.6	3.4
Income taxes payable	3.0	12.7
Retirement plans and other noncurrent liabilities	(2.5)	(4.4)
Insurance claims	(5.8)	6.3
Trade accounts payable and other accrued liabilities	12.5	7.3
Total adjustments	9.3	35.6
Net cash provided by operating activities	57.0	84.3
Cash flows from investing activities:
Additions to property, plant and equipment	(28.5)	(21.4)
Proceeds from sale of assets and other	2.2	1.2
Purchase of businesses, net of cash acquired	(12.4)	(191.3)
Investments in unconsolidated affiliates	(0.5)	(0.1)
Proceeds from redemption of auction rate security	—	5.0
Net cash used in investing activities	(39.2)	(206.6)
Cash flows from financing activities:
Proceeds from exercises of stock options	7.3	9.8
Incremental tax benefit from share-based compensation awards	5.0	—
Repurchases of common stock	(10.0)	—
Dividends paid	(25.9)	(24.3)
Deferred financing costs paid	(1.2)	—
Borrowings from line of credit	795.1	768.0
Repayment of borrowings from line of credit	(798.3)	(634.5)
Changes in book cash overdrafts	5.0	1.4
Other	(2.8)	(2.9)
Net cash (used in) provided by financing activities	(25.8)	117.5
Net decrease in cash and cash equivalents	(8.0)	(4.8)
Cash and cash equivalents at beginning of year	32.6	43.5
Cash and cash equivalents at end of period	$24.6	$38.7
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) filed with the U.S. Securities and Exchange Commission (“SEC”) in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013 (“Annual Report”). Unless otherwise noted, all references to years are to our fiscal year, which ends on October 31.
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
The accounting policies applied in the accompanying Financial Statements are the same as those applied in our audited consolidated financial statements as of and for the year ended October 31, 2013, which are described in our Annual Report.
Effective in the first quarter of 2014, certain operations were transferred between certain of our reportable segments to better align business operations. Prior-period segment results have been restated to conform to these changes. See Note 12, “Segment Information,” for more details.
Parking Revenue Presentation
One type of arrangement within our Parking business is a managed location arrangement, whereby we manage the parking lot for the owner in exchange for a management fee. For these arrangements, revenues and expenses are passed through by us to the parking lot owner under the terms and conditions of the management location contract. We report revenues and expenses, in equal amounts, for costs reimbursed from our managed parking lot clients. Such amounts totaled $78.0 million and $75.4 million, for the three months ended July 31, 2014 and 2013, respectively, and $231.4 million and $227.5 million for the nine months ended July 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-12 (“ASU 2014-12”), Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 is intended to resolve diversity in current practice on how to account for the terms of share-based payments with performance targets that affect vesting and could be achieved after the requisite service period. Under the new guidance, these performance targets are considered to be performance conditions under Topic 718. As a result, the performance target is not reflected in the estimation of the grant date fair value of the awards. Compensation cost for such awards would be recognized over the requisite service period if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for us beginning in our fiscal year ending October 31, 2016, and for interim periods within that year, with early adoption permitted. We will early adopt this guidance on a prospective basis in our first fiscal quarter of 2015. We do not expect that the implementation of this guidance will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principles-based approach to the recognition of revenue. The core principle of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 is effective for us in our fiscal year ending October 31, 2018, and for interim periods within that year. We are currently assessing the impact of implementing this guidance on our consolidated financial position, results of operations, and cash flows.
In January 2014, the FASB issued Accounting Standards Update No. 2014-05 (“ASU 2014-05”), Service Concession Arrangements (Topic 853). ASU 2014-05 provides criteria for determining whether an arrangement qualifies as a service concession arrangement within the scope of the new guidance. Entities are prohibited from accounting for arrangements within the scope of ASU 2014-05 as leases. ASU 2014-05 is effective for us for our fiscal year ending October 31, 2016, and for interim periods within that year, on a modified retrospective basis to service concession arrangements that exist at the beginning of our 2016 fiscal year. We are currently assessing the impact of implementing this guidance on our consolidated financial position, results of operations, and cash flows.
In January 2014, the FASB issued Accounting Standards Update No. 2014-01 (“ASU 2014-01”), Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under this method, which replaces the effective yield method, the cost of investment would be amortized in proportion to the tax credits and other benefits the reporting entity receives to income tax expense. Additionally, the guidance requires new disclosure for all investors in these projects. ASU 2014-01 will be effective for us for our fiscal year ending October 31, 2016, and for interim periods within that year, with retrospective application for each prior reporting period presented. We do not expect that the implementation of this guidance will have a material impact on our consolidated financial statements.

3. NET INCOME PER COMMON SHARE
The calculations of basic and diluted net income per common share are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2014	2013	2014	2013
Net income	$19.4	$16.0	$47.7	$48.7
Weighted-average common and common equivalent shares outstanding—Basic	56.2	55.0	56.0	54.7
Effect of dilutive securities:
Restricted stock units	0.4	0.5	0.4	0.5
Stock options	0.3	0.4	0.4	0.3
Performance shares	0.1	0.4	0.2	0.4
Weighted-average common and common equivalent shares outstanding—Diluted	57.0	56.3	57.0	55.9
Net income per common share
Basic	$0.34	$0.29	$0.85	$0.89
Diluted	$0.34	$0.29	$0.84	$0.87
Outstanding stock awards issued under share-based compensation plans that were considered anti-dilutive for each of the three and nine months ended July 31, 2014 were 0.2 million, compared to 0.5 million and 0.9 million outstanding stock awards issued under share-based compensation plans for the three and nine months ended July 31, 2013, respectively.

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
2013 Acquisitions
BEST Acquisition
On September 1, 2013, we acquired certain assets and assumed certain liabilities of BEST Infrared Services, Inc. (“BEST”) for an aggregate purchase price of $4.9 million, which includes $1.6 million of contingent consideration liability (the “BEST Acquisition”). The final contingent consideration liability amount will be determined at the end of the third year following the consummation date of the acquisition. This amount will be based on a pre-defined forecasted adjusted income from operations for BEST for the trailing twelve months ended August 31, 2016. The contingent consideration liability will be in the form of a cash payment and could be as high as $2.0 million upon final settlement. See Note 5, “Fair Value of Financial Instruments,” regarding the valuation of the contingent consideration liability.
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
Air Serv Acquisition
On November 1, 2012, we acquired all of the outstanding stock of Air Serv Corporation (“Air Serv”) for an aggregate purchase price of $162.9 million in cash (the “Air Serv Acquisition”). Approximately $11.8 million of the cash consideration remains in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the purchase agreement. Air Serv provides facility solutions for airlines, airports, and freight companies at airports primarily in the United States. The operations of Air Serv are included in the Other segment as of November 1, 2012, the acquisition date.
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

Allocation of Consideration Transferred to Acquire Air Serv, HHA, Alpha, Calvert-Jones, Blackjack, and BEST
The following table summarizes the allocation of consideration transferred to acquire Air Serv, HHA, Alpha, Calvert-Jones, Blackjack, and BEST and the amounts of identified assets acquired and liabilities assumed at the acquisition dates. For the Alpha acquisition, the purchase price allocation is subject to a working capital adjustment and other items, within the measurement period, not to exceed one year from the acquisition date.

(in millions)	Air Serv	HHA	Alpha	Calvert-Jones	Blackjack	BEST
Purchase price:
Cash consideration	$162.9	$33.7	$12.3	$6.1	$5.2	$2.9
Fair value of contingent consideration liability	—	—	—	—	—	1.6
Holdback liability	—	—	—	—	—	0.4
Total consideration	$162.9	$33.7	$12.3	$6.1	$5.2	$4.9

Allocated to:
Trade accounts receivable (1)	$52.7	$3.2	$3.4	$1.4	$4.6	$1.2
Other current and noncurrent assets	16.2	2.2	1.4	0.3	0.2	—
Property, plant and equipment	16.7	0.1	0.5	0.1	0.3	0.6
Other intangible assets (2)	44.6	15.0	3.3	2.6	0.9	1.4
Goodwill (3)	88.8	23.8	6.8	4.0	1.8	1.9
Total assets acquired	219.0	44.3	15.4	8.4	7.8	5.1
Liabilities assumed	(56.1)	(10.6)	(3.1)	(2.3)	(2.6)	(0.2)
Net assets acquired	$162.9	$33.7	$12.3	$6.1	$5.2	$4.9
(1) Represents fair value of trade accounts receivable, which for each of the Air Serv and BEST acquisitions includes a $0.4 million adjustment to gross contractual amounts that are expected to be uncollectible. The fair values of trade accounts receivable acquired in the HHA, Alpha, Calvert-Jones, and Blackjack acquisitions approximate their respective contractual amounts.
(2) The following table summarizes the weighted-average useful lives in years of the acquired other intangible assets, consisting primarily of customer contracts and relationships, for each respective acquisition:

Air Serv	HHA	Alpha	Calvert-Jones	Blackjack	BEST
14	13	9	12	11	9
(3) The total amount of goodwill that is deductible for tax purposes is $25.4 million.
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
Acquisition-related costs were $0.2 million and $0.4 million during the three and nine months ended July 31, 2014, respectively, and were included in selling, general and administrative expenses in our accompanying unaudited consolidated statements of income. Pro forma and other supplemental financial information is not presented, as these acquisitions are not considered material business combinations individually or on a combined basis.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value hierarchy, carrying amounts, and fair values of our financial instruments that are measured on a recurring basis and other select significant financial instruments as of July 31, 2014 and October 31, 2013:

		July 31, 2014		October 31, 2013
(in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan (1)	1	$5.3	$5.3	$5.4	$5.4
Investments in auction rate securities (2)	3	13.0	13.0	13.0	13.0
		18.3	18.3	18.4	18.4
Other select financial assets
Cash and cash equivalents (3)	1	24.6	24.6	32.6	32.6
Insurance deposits (4)	1	16.0	16.0	28.5	28.5
		40.6	40.6	61.1	61.1
Total		$58.9	$58.9	$79.5	$79.5

Financial liabilities measured at fair value on a recurring basis
Interest rate swaps (5)	2	—	—	$0.2	$0.2
Contingent consideration liability (6)	3	1.6	1.6	1.6	1.6
		1.6	1.6	1.8	1.8

Other select financial liability
Line of credit (7)	2	311.7	311.7	314.9	314.9
Total		$313.3	$313.3	$316.7	$316.7
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
(4) Represents restricted insurance deposits that are used to collateralize our insurance obligations and are stated at nominal value, which equals fair value. These insurance deposits relate primarily to the OneSource Services Inc. acquisition. See Note 7, “Insurance,” for further information.
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. The fair value of the interest rate swap liabilities was included in “Retirement plans and other” on the accompanying unaudited consolidated balance sheets. See Note 8, “Line of Credit,” for further information.
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
During the nine months ended July 31, 2014, we had no transfers of assets or liabilities between any of the above hierarchy levels.
6. AUCTION RATE SECURITIES
At July 31, 2014, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million and an amortized cost basis of $13.0 million. Our auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. Auctions for these securities have not occurred since August 2007. We have classified all our auction rate security investments as noncurrent, as we do not reasonably expect to liquidate the securities for cash within the next 12 months.
The following table presents the significant assumptions used to determine the fair values of our auction rate securities at July 31, 2014 and October 31, 2013:

Assumption	July 31, 2014	October 31, 2013
Discount rates	L + 0.31% – L + 4.41%	L + 0.33% – L + 3.01%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
L - One Month LIBOR
The following table presents the changes in the cost basis and fair value of our auction rate securities as of October 31, 2013 and July 31, 2014:

(in millions)	Amortized Cost Basis	Fair Value (Level 3)
Balance at November 1, 2012	$18.0	$17.8
Unrealized gains included in accumulated other comprehensive loss	—	0.2
Redemption of security by issuer	(5.0)	(5.0)
Balance at October 31, 2013	$13.0	$13.0

Balance at July 31, 2014	$13.0	$13.0

At July 31, 2014 and October 31, 2013, there were no unrealized gains or losses for auction rate securities included in accumulated other comprehensive loss (“AOCL”), and the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.

7. INSURANCE
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million of exposure on a per-claim basis either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits between $1.0 million and $5.0 million per occurrence. To cover general liability losses above these primary limits, we maintain commercial insurance umbrella policies that provide aggregate limits of $200.0 million. Our insurance policies generally cover workers’ compensation losses to the full extent of statutory requirements. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide limits of $75.0 million. We are also self-insured for certain employee medical and dental plans. We retain up to $0.4 million of exposure on a per-claim basis with respect to claims under our medical plan.
During the three months ended July 31, 2014, annual actuarial evaluations were performed for the majority of our casualty insurance programs. The evaluations completed to date showed a reduction in our 2014 total Occupational Safety and Health Act reportable incidents, which was evidenced by favorable trends during the year. These evaluations excluded claims relating to certain previously acquired businesses. We expect to complete the evaluation of these claims in the fourth quarter of 2014.
For certain years prior to 2014, the evaluations showed unfavorable developments in certain general liability, automobile liability, and workers’ compensation claims. Certain general liability claims related to earlier years reflected a loss development that was measurably higher than previously estimated. The majority of the adverse impact seen in the general liability program was the result of claims developments in California and New York. A similar trend was also experienced in our automobile liability program, which was largely attributable to considerable unfavorable changes in a few cases within our automobile liability claim pool.
In California, a jurisdiction in which we maintain a significant presence, the workers’ compensation claims development patterns warranted an unfavorable adjustment to our insurance reserves for various years prior to 2014. Conversely, the workers’ compensation loss patterns in states other than California warranted a favorable adjustment for various years prior to 2014, which largely offset the adverse development experienced in California. In response to California’s challenging workers’ compensation environment, we have engaged third-party resources to assist us in resolving claims at an accelerated pace, where feasible.
After analyzing the recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our insurance reserves by $4.3 million at July 31, 2014.
We had insurance claim reserves totaling $352.4 million and $358.0 million at July 31, 2014 and October 31, 2013, respectively. The balance at July 31, 2014 and October 31, 2013 includes $4.8 million and $7.0 million in reserves, respectively, related to our medical and dental self-insured plans. We also had insurance recoverables totaling $67.6 million and $68.7 million at July 31, 2014 and October 31, 2013, respectively. The adequacy of insurance claims reserves is based upon actuarial estimates of required reserves considering the most recently completed actuarial reports and known events.
During the fourth quarter of 2014, we expect to complete actuarial assessments using recent claims development experience for several of our remaining insurance programs, which are primarily related to certain previously acquired businesses. This may result in a change in the amount of expense recognized during the period.
We had the following standby letters of credit, surety bonds, and restricted insurance deposits outstanding at July 31, 2014 and October 31, 2013, to collateralize our insurance obligations:

(in millions)	July 31, 2014	October 31, 2013
Standby letters of credit	$111.2	$97.7
Surety bonds	46.5	40.5
Restricted insurance deposits	16.0	28.5
Total	$173.7	$166.7
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
We also pay a commitment fee, based on the leverage ratio, payable quarterly in arrears, ranging from 0.200% to 0.275% on the average daily unused portion of the Facility. For purposes of this calculation, irrevocable standby letters of credit, issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the Facility.
The Credit Agreement contains certain leverage and liquidity covenants that require us to maintain a maximum leverage ratio of 3.25 to 1.0 at the end of each fiscal quarter, a minimum fixed charge coverage ratio of 1.50 to 1.0 at any time, and a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholders’ equity, beginning on November 30, 2010, each as further described in the Credit Agreement, as amended. We were in compliance with all covenants as of July 31, 2014.
If an event of default occurs under the Credit Agreement, including certain cross-defaults, insolvency, change in control, or violation of specific covenants, among others, the lenders can terminate or suspend our access to the Facility, declare all amounts outstanding under the Facility (including all accrued interest and unpaid fees) to be immediately due and payable, and require that we cash collateralize the outstanding standby letters of credit obligations.
The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swing line advances, the financing of capital expenditures, and other general corporate purposes, including acquisitions and investments in subsidiaries, subject to certain limitations, if applicable. As of July 31, 2014, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $311.7 million and $115.1 million, respectively. As of October 31, 2013, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $314.9 million and $100.6 million, respectively.
At July 31, 2014 and October 31, 2013, we had up to $373.2 million and $234.5 million borrowing capacity, respectively, under the Facility, the availability of which is subject to, and is limited by, compliance with the covenants described above.
Interest Rate Swaps
During the year ended October 31, 2013, we entered into a series of interest rate swap agreements with effective start dates of March 18, 2013 and April 11, 2013, totaling an underlying aggregate notional amount of $155.0 million, pursuant to which we receive variable interest payments based on LIBOR and pay fixed interest at rates ranging from 0.44% to 0.47%. These interest rate swaps will mature between March 18, 2016 and April 11, 2016 and are structured to hedge the interest rate risk associated with our floating-rate, LIBOR-based borrowings under our Facility. The swaps were designated and accounted for as cash flow hedges from inception.
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

At July 31, 2014, the amounts recorded in AOCL were insignificant. At October 31, 2013, the amounts recorded in AOCL were $0.2 million ($0.1 million, net of taxes). Amounts expected to be reclassified from AOCL to earnings during the next 12 months were insignificant at July 31, 2014.

9. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Bonds
We use letters of credit or surety bonds to secure certain commitments related to insurance programs and for other purposes. As of July 31, 2014, these surety bonds and letters of credit totaled approximately $332.1 million and $115.1 million, respectively. Included in the total amount of surety bonds is $1.2 million of bonds with an effective date starting after July 31, 2014.
Guarantees
In some instances, we offer certain clients guaranteed energy savings and other guarantees on installed equipment under certain contracts. Total guarantees were $36.6 million at July 31, 2014 and extend through 2029. Total guarantees were $31.4 million at October 31, 2013 and extend through 2027. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any losses in connection with these guarantees.
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
At July 31, 2014, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $5.0 million. This $5.0 million includes the accrual of $3.4 million in connection with an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator. In 2011, we engaged this third-party administrator to provide certain services under a workers’ compensation alternative dispute resolution program. Our contract with the third-party administrator provided that the administrator would be compensated on the basis of the percentage of savings realized by us under the program. We did not compensate this administrator since we believed that no savings were achieved, and the matter was submitted to binding arbitration under the terms of the contract. We have provided written comments to the award strongly objecting to the arbitrator’s decision.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $95.8 million, including the possible $94.2 million impact of the Augustus case described below. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
In some cases, although a loss is probable or reasonably possible, we cannot reasonably estimate the potential losses or the range of loss. Therefore, our accrual for probable losses and our estimated range of loss for reasonably possible losses do not represent our maximum possible exposure.
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
The Consolidated Cases of Augustus, Hall and Davis v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)
The Augustus case is a certified class action involving allegations that we violated certain state laws relating to rest breaks. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, which sought damages in the amount of $103.1 million, and we filed a motion for decertification of the class. On July 6, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), heard plaintiffs’ motion for damages on the rest break claim and our motion to decertify the class. On July 31, 2012, the Superior Court denied our motion and entered judgment in favor of plaintiffs in the amount of approximately $89.7 million. This $89.7 million is included in the range of loss for all reasonably possible losses described above. The $89.7 million amount did not include plaintiffs’ attorneys’ fees. We filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District (the “Appeals Court”) on August 29, 2012. The plaintiffs filed three separate motions for attorneys’ fees with the Superior Court. One motion sought attorneys’ fees from the common fund. (The common fund refers to the approximately $89.7 million judgment entered in favor of the plaintiffs.) The other two motions sought attorneys’ fees from us in an aggregate amount of approximately $12.4 million. On October 12, 2012, we filed oppositions to the two fee motions seeking attorneys’ fees from us with the Superior Court. On January 14, 2013, the Superior Court heard all three fee motions and it granted plaintiffs’ fee motion with respect to the common fund in full. The Superior Court denied one fee motion in its entirety and reduced the other fee motion to approximately $4.5 million. This $4.5 million is included in the range of loss for all reasonably possible losses described above. We have appealed the Superior Court’s rulings to the Appeals Court, and on April 30, 2013, the Appeals Court agreed to consolidate the appeals. We strongly disagree with the decisions of the Superior Court both with respect to the underlying case and with respect to the award of attorneys’ fees and costs. We firmly believe that we have complied with the applicable law.
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
10. COMMON STOCK
On September 5, 2012, our Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. During the three months ended July 31, 2014, we purchased 0.4 million shares of our common stock at an average price of $26.50 per share for a total of $10.0 million. Any repurchased shares are retired and returned to an authorized but unissued status.
11. INCOME TAXES
The quarterly provision for income taxes is calculated using an estimated annual effective income tax rate, adjusted for discrete items that occur during the reporting period. The effective tax rate for each of the three and nine months ended July 31, 2014 was 40.5% and 41.6%, respectively, as compared to 40.5% and 35.8% for the three and nine months ended July 31, 2013, respectively. The effective tax rate for the nine months ended July 31, 2014 was higher than the rate for the nine months ended July 31, 2013 primarily due to (a) the expiration of the Work Opportunity Tax Credit (“WOTC”) as of December 31, 2013 and (b) the retroactive reinstatement of the WOTC for calendar year 2012, which occurred during the nine months ended July 31, 2013. At July 31, 2014, we had unrecognized tax benefits of $88.6 million, $81.9 million of which, if recognized in the future, would impact our effective tax rate.
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
(1) We are currently being examined by the taxing authorities in the states of New Jersey and Michigan.
(2) Air Serv is currently being examined by the Internal Revenue Service for its tax year ended June 30, 2011.
12. SEGMENT INFORMATION
Our reportable segments consist of: Janitorial, Facility Services, Parking, Security, Building & Energy Solutions, and Other. The accounting policies for our segments are the same as those disclosed within our significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies.” Management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs.
During the three months ended July 31, 2014, we completed our annual actuarial evaluations for the majority of our casualty insurance programs, which showed favorable developments for 2014. Refer to Note 7, “Insurance,” for further details on the results of our actuarial evaluations. As a result of these evaluations, we reduced our expected reserves for 2014 insurance claims by $6.2 million and, consistent with prior periods, we allocated this benefit to our operating segments based upon underlying exposures. For years prior to 2014, the analysis showed unfavorable developments in our insurance claims, and as a result we increased our expected reserves by $10.5 million. Consistent with prior periods, this adjustment is recorded in Corporate. Additionally, other Corporate expenses not allocated to segments, among other items, include:

•	certain CEO and other finance and human resource departmental costs;

•	certain information technology costs;

•	share-based compensation costs;

•	certain legal costs and settlements; and

•	direct acquisition costs.
Effective in the first quarter of 2014, certain operations were transferred between our Janitorial segment and our Air Serv business (the operations of which are reported in our Other segment), to align them with the activities conducted in the respective segments. The net impact of these changes on the reported revenues for the three and nine months ended July 31, 2013 was a reclassification of $4.2 million and $11.6 million, respectively, from our Other segment to our Janitorial segment. The net impact of these changes on the reported operating profit for the three months ended July 31, 2013 was insignificant. The net impact of these changes on the reported operating profit for the nine months ended July 31, 2013 was a reclassification of $0.8 million from our Other segment to our Janitorial segment. Additionally, certain sales and marketing costs associated with energy and government growth initiatives were transferred from Corporate to our Building & Energy Solutions segment, resulting in a reclassification of expenses of $0.8 million and $2.5 million from Corporate to the Building & Energy Solutions segment during the three and nine months ended July 31, 2013, respectively.
Prior-period segment results have been restated to conform to these changes. Financial information for each reportable segment is summarized below:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2014	2013	2014	2013
Revenues:
Janitorial	$648.3	$626.1	$1,917.1	$1,848.2
Facility Services	151.0	152.8	452.2	456.6
Parking	156.5	154.0	459.4	456.8
Security	95.4	96.2	288.9	284.4
Building & Energy Solutions	127.5	104.9	348.1	286.8
Other	97.4	82.6	268.2	239.0
Corporate	—	0.2	—	0.7
	$1,276.1	$1,216.8	$3,733.9	$3,572.5
Operating profit:
Janitorial	$40.4	$34.4	$105.7	$101.3
Facility Services	7.5	7.0	18.4	19.3
Parking	9.4	8.2	21.5	19.1
Security	3.9	4.0	8.7	7.8
Building & Energy Solutions	6.8	5.9	13.0	7.5
Other	4.5	3.8	8.8	7.9
Corporate	(37.2)	(32.9)	(86.3)	(77.2)
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(1.6)	(1.7)	(4.3)	(4.1)
	33.7	28.7	85.5	81.6
Income from unconsolidated affiliates, net	1.6	1.6	4.3	3.9
Interest expense	(2.7)	(3.4)	(8.1)	(9.7)
Income before income taxes	$32.6	$26.9	$81.7	$75.8

13. SUBSEQUENT EVENTS
On August 1, 2014, we acquired all of the outstanding stock of Airco Commercial Services Inc. (“Airco”), a provider of HVAC services, energy solutions, and building controls in commercial and industrial buildings, for a cash purchase price of $17.8 million, subject to certain post-closing adjustments.
This acquisition will be accounted for under the acquisition method of accounting. The accounting for this acquisition was incomplete at the time the Financial Statements were issued. Accordingly, it is impracticable for us to make certain business combination disclosures, such as the acquisition date fair value of assets acquired and liabilities assumed, assets or liabilities arising from contingencies, the amount of goodwill, and intangibles acquired.

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
In connection with this realignment, we made several enhancements to our risk management and safety programs during 2014, which included (i) an increased emphasis on loss prevention by implementing a unified safety program, (ii) targeted emphasis on return-to-work initiatives, (iii) structural changes to our risk management staffing model to ensure that our risk philosophy is implemented and maintained consistently enterprise-wide, (iv) advancements in our claims management process, and (v) targeted initiatives to reduce related legal expenditures. As a result of these enhancements, our average cost of claims and number of lost time cases both reflected measurable improvements in 2014; however, we continue to experience unfavorable developments in certain general liability, automobile liability, and workers’ compensation claims in California for years prior to 2014. See “Financial and Operating Summary” for our discussion of findings from our latest actuarial evaluations, and see “Results of Operations” for our discussion of the impacts of these initiatives on our operating results and segment results.
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

The recently acquired operations of Alpha Mechanical, Inc. (“Alpha”) and BEST Infrared Services, Inc. (“BEST”) are included in this segment.
Other
Air Serv provides facility solutions to clients in our aviation vertical related to passenger assistance, including wheelchair operations, aircraft cabin cleaning, janitorial services, shuttle bus operations, and access control, among others. Air Serv also includes certain assets and certain liabilities of Blackjack Promotions Limited (“Blackjack”).

Financial and Operating Summary

•
Revenues increased by $59.3 million and $161.4 million during the three and nine months ended July 31, 2014, respectively, as compared to the three and nine months ended July 31, 2013. These increases in revenues were primarily attributable to organic growth due to additional revenues from net new business.

•
Operating profit increased by $5.0 million and $3.9 million during the three and nine months ended July 31, 2014, respectively, as compared to the three and nine months ended July 31, 2013. These increases in operating profit were primarily attributable to:

◦	contributions from organic growth;

◦
savings realized as a result of the realignment of our Onsite operational structure, which focused on organizational streamlining of redundant management positions and office consolidations in key markets;

◦	the impact of certain newly awarded contracts within our Building & Energy Solutions segment; and

◦
enhancements to our risk management and safety programs, which favorably impacted our insurance expense, as our cost of claims and number of lost time cases both reflected measurable year-over-year improvements.

The increase in operating profit was partially offset by:

◦
an increase in compensation expense primarily as a result of hiring additional personnel to support certain growth initiatives throughout the organization, including the addition of certain IT positions since the prior year;

◦
an increase in legal expenses associated with certain litigation matters, the settlement of certain legal cases, and with respect to the nine months ended July 31, 2014, an accrual related to an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator;

◦	higher operating expenses from net new business, which typically results in lower gross margins for a period of time until the labor management and facilities operations normalize.

•
The effective tax rates for the nine months ended July 31, 2014 and 2013 were 41.6% and 35.8%, respectively. The difference was primarily due to (a) the expiration of the Work Opportunity Tax Credit (“WOTC”) as of December 31, 2013 and (b) the retroactive reinstatement of the WOTC for calendar year 2012, which occurred during the nine months ended July 31, 2013.

•	Our net cash provided by operating activities was $57.0 million during the nine months ended July 31, 2014.

•	Dividends of $25.9 million were paid to shareholders and dividends totaling $0.465 per common share were declared during the nine months ended July 31, 2014.

•
As of July 31, 2014, total outstanding borrowings under our line of credit were $311.7 million, and we had up to $373.2 million borrowing capacity under our line of credit, subject to covenant restrictions.

2014 Annual Actuarial Evaluation

◦
During the three months ended July 31, 2014, annual actuarial evaluations were performed for the majority of our casualty insurance programs. The impact of the enhancements to our risk management and safety programs was considered as part of the evaluations. These evaluations excluded claims relating to certain previously acquired businesses. We expect to complete the evaluation of these claims in the fourth quarter of 2014.

◦
For 2014, the evaluations completed to date showed that the enhancements to our risk management and safety programs favorably impacted our insurance expense, as our 2014 average cost of claims and number of lost time cases both reflected measurable year-over-year improvements. These conclusions were further supported by the reductions to date in our 2014 total Occupational Safety and Health Act reportable incidents, which showed favorable trends during the year.

◦
For certain years prior to 2014, the evaluations showed unfavorable developments in certain general liability, automobile liability, and workers’ compensation claims. Certain general liability claims related to earlier years reflected a loss development that was measurably higher than previously estimated. The majority of the adverse impact seen in the general liability program was the result of claims developments in California and New York. A similar trend was also experienced in our automobile liability program, which was largely attributable to considerable unfavorable changes in a few cases within our automobile liability claim pool.

◦
In California, a jurisdiction in which we maintain a significant presence, the workers’ compensation claims development patterns warranted an unfavorable adjustment to our insurance reserves for various years prior to 2014. Conversely, the workers’ compensation loss patterns in states other than

California warranted a favorable adjustment for various years prior to 2014, which largely offset the adverse development experienced in California. In response to California’s challenging workers’ compensation environment, we have engaged third-party resources to assist us in resolving claims at an accelerated pace, where feasible.

◦
After analyzing the recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses for the current year and years prior to 2014, we reduced our expected reserves for 2014 by $6.2 million; for years prior to 2014, we increased our expected reserves by $10.5 million. In connection with the evaluation of business performance, management allocates changes to its current year estimates to its operating segments based upon underlying exposures while recording adjustments related to prior year claim developments in Corporate, consistent with prior periods. Accordingly, based on the results of our annual evaluations, the net impact was an increase of $4.3 million to our insurance reserves.

◦
During the fourth quarter of 2014, we expect to complete actuarial assessments using recent claims development experience for several of our remaining insurance programs, which are primarily related to certain previously acquired businesses. This may result in a change in the amount of expense recognized during the period.

Results of Operations

Three Months Ended July 31, 2014 Compared with the Three Months Ended July 31, 2013
Consolidated

	Three Months Ended July 31,
($ in millions)	2014	2013	Increase / (Decrease)
Revenues	$1,276.1	$1,216.8	$59.3	4.9%
Expenses
Operating	1,144.7	1,095.7	49.0	4.5%
Gross margin as a % of revenues	10.3%	10.0%	0.3%
Selling, general and administrative	91.2	85.4	5.8	6.8%
Amortization of intangible assets	6.5	7.0	(0.5)	(7.1)%
Total expenses	1,242.4	1,188.1	54.3	4.6%
Operating profit	33.7	28.7	5.0	17.4%
Income from unconsolidated affiliates, net	1.6	1.6	—	—
Interest expense	(2.7)	(3.4)	0.7	(20.6)%
Income before income taxes	32.6	26.9	5.7	21.2%
Provision for income taxes	(13.2)	(10.9)	(2.3)	21.1%
Net income	$19.4	$16.0	$3.4	21.3%
Revenues
Revenues increased by $59.3 million, or 4.9%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. The increase in revenues was primarily attributable to organic growth due to additional revenues from net new business, which contributed $45.8 million of the increase.
Operating Expenses
Operating expenses increased by $49.0 million, or 4.5%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. As a percentage of revenues, gross margin increased by 0.3% to 10.3% in the three months ended July 31, 2014 from 10.0% in the three months ended July 31, 2013. The increase in gross margin was primarily attributable to enhancements to our risk management and safety programs, which favorably impacted our insurance expense, as our cost of claims and number of lost time cases both reflected measurable year-over-year improvements. Also contributing to the increase in gross margin was the impact of certain newly awarded contracts within our Building & Energy Solutions segment, which generally have higher gross margins than contracts in our other segments, and savings realized as a result of the realignment of our Onsite operational structure. This increase was partially offset by higher operating expenses from net new business, which typically results in lower gross margins for a period of time until the labor management and facilities operations normalize.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.8 million, or 6.8%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. The increase in selling, general and administrative expenses was primarily related to:

•
a $5.0 million increase in compensation expense, mostly due to hiring additional personnel to support certain growth initiatives throughout the organization, including the addition of certain IT positions since the prior year quarter to support these initiatives;

•
a $0.7 million increase in share-based compensation expense, which was due to the recognition of higher expense relating to awards granted in fiscal years 2012 through 2014, as compared to awards granted in fiscal years 2010 and 2009; and

•	a $0.3 million increase in legal fees associated with an internal investigation into a foreign entity previously affiliated with a joint venture.

The increase was partially offset by:

•	a $0.7 million decline in depreciation expense, mostly associated with our previously upgraded Enterprise Resource Planning (“ERP”) system; and

•	a $0.6 million reduction in costs associated with the realignment of our Onsite operational structure as a result of realized savings, net of restructuring costs incurred.

Segment Information

Our reportable segments consist of: Janitorial, Facility Services, Parking, Security, Building & Energy Solutions, and Other.

Effective in the first quarter of 2014, certain operations were transferred between our Janitorial segment and our Air Serv business (the operations of which are reported in our Other segment), to align them with the activities conducted in the respective segments. The net impact of these changes on the reported results for the three months ended July 31, 2013 was a reclassification of $4.2 million of revenues from our Other segment to our Janitorial segment. The net impact of these changes on the reported operating profit for the three months ended July 31, 2013 was insignificant. Additionally, certain sales and marketing costs associated with energy and government growth initiatives were transferred from Corporate to our Building & Energy Solutions segment, resulting in a reclassification of expenses of $0.8 million from Corporate to the Building & Energy Solutions segment during the three months ended July 31, 2013. Prior-period segment results have been restated to conform to these changes.

Segment revenues and operating profits for the three months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended July 31,
($ in millions)	2014	2013	Increase / (Decrease)
Revenues
Janitorial	$648.3	$626.1	$22.2	3.5%
Facility Services	151.0	152.8	(1.8)	(1.2)%
Parking	156.5	154.0	2.5	1.6%
Security	95.4	96.2	(0.8)	(0.8)%
Building & Energy Solutions	127.5	104.9	22.6	21.5%
Other	97.4	82.6	14.8	17.9%
Corporate	—	0.2	(0.2)	(100.0)%
	$1,276.1	$1,216.8	$59.3	4.9%
Operating profit
Janitorial	$40.4	$34.4	$6.0	17.4%
Operating profit as a % of revenues	6.2%	5.5%	0.7%
Facility Services	7.5	7.0	0.5	7.1%
Operating profit as a % of revenues	5.0%	4.6%	0.4%
Parking	9.4	8.2	1.2	14.6%
Operating profit as a % of revenues	6.0%	5.3%	0.7%
Security	3.9	4.0	(0.1)	(2.5)%
Operating profit as a % of revenues	4.1%	4.2%	(0.1)%
Building & Energy Solutions	6.8	5.9	0.9	15.3%
Operating profit as a % of revenues	5.3%	5.6%	(0.3)%
Other	4.5	3.8	0.7	18.4%
Operating profit as a % of revenues	4.6%	4.6%	—
Corporate	(37.2)	(32.9)	(4.3)	(13.1)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(1.6)	(1.7)	0.1	5.9%
	$33.7	$28.7	$5.0	17.4%

Janitorial
	Three Months Ended July 31,
($ in millions)	2014	2013	Increase
Revenues	$648.3	$626.1	$22.2	3.5%
Operating profit	40.4	34.4	6.0	17.4%
Operating profit as a % of revenues	6.2%	5.5%	0.7%
Janitorial revenues increased by $22.2 million, or 3.5%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. The increase was primarily attributable to organic growth due to additional revenues from net new business.
Operating profit increased by $6.0 million, or 17.4%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. Operating profit margins increased by 0.7% to 6.2% in the three months ended July 31, 2014 from 5.5% in the three months ended July 31, 2013. The increase in operating profit margins was primarily related to enhancements to our risk management and safety programs, which favorably impacted our insurance expense. Also positively impacting margins were savings realized as a result of the realignment of our Onsite operational structure, a gain from a property sale, and lower legal fees.

Facility Services
	Three Months Ended July 31,
($ in millions)	2014	2013	(Decrease) / Increase
Revenues	$151.0	$152.8	$(1.8)	(1.2)%
Operating profit	7.5	7.0	0.5	7.1%
Operating profit as a % of revenues	5.0%	4.6%	0.4%
Facility Services revenues decreased by $1.8 million, or 1.2%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. The decrease was primarily attributable to contract losses in excess of new business.
Operating profit increased by $0.5 million, or 7.1%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. Operating profit margins increased by 0.4% to 5.0% in the three months ended July 31, 2014 from 4.6% in the three months ended July 31, 2013. The increase in operating profit margins was primarily attributable to the sale of leased vehicles for a certain closed job, the recovery of previously incurred expenses related to non-recurring operational issues at certain clients, and enhancements to our risk management and safety programs, which favorably impacted our insurance expense. Also positively impacting operating margins were savings realized as a result of the realignment of our Onsite operational structure. This increase was partially offset by higher legal expenses associated with certain litigation matters.

Parking
	Three Months Ended July 31,
($ in millions)	2014	2013	Increase
Revenues	$156.5	$154.0	$2.5	1.6%
Operating profit	9.4	8.2	1.2	14.6%
Operating profit as a % of revenues	6.0%	5.3%	0.7%
Management reimbursement revenues totaled $78.0 million and $75.4 million for the three months ended July 31, 2014 and 2013, respectively.
Parking revenues increased by $2.5 million, or 1.6%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. The increase was primarily related to increased revenues from existing management reimbursement contracts.
Operating profit increased by $1.2 million, or 14.6%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. Operating profit margins increased by 0.7% to 6.0% in the three months ended July 31, 2014 from 5.3% in the three months ended July 31, 2013. The increase in operating profit margins was primarily related to enhancements to our risk management and safety programs, which favorably impacted our insurance expense, savings realized as a result of the realignment of our Onsite operational structure, and lower legal fees.

Security
	Three Months Ended July 31,
($ in millions)	2014	2013	Decrease
Revenues	$95.4	$96.2	$(0.8)	(0.8)%
Operating profit	3.9	4.0	(0.1)	(2.5)%
Operating profit as a % of revenues	4.1%	4.2%	(0.1)%
Security revenues decreased by $0.8 million, or 0.8%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. The decrease was primarily related to contract losses and reductions in scope of work from existing clients in excess of wins.
Operating profit decreased by $0.1 million, or 2.5%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. Operating profit margins decreased by 0.1% to 4.1% in the three months ended July 31, 2014 from 4.2% in the three months ended July 31, 2013. The slight decrease in operating profit margins was attributable to lower margins experienced on certain jobs. This decrease was partially offset by enhancements to our risk management and safety programs, which favorably impacted our insurance expense, savings realized as a result of the realignment of our Onsite operational structure, and lower legal fees.

Building & Energy Solutions
	Three Months Ended July 31,
($ in millions)	2014	2013	Increase (Decrease)
Revenues	$127.5	$104.9	$22.6	21.5%
Operating profit	6.8	5.9	0.9	15.3%
Operating profit as a % of revenues	5.3%	5.6%	(0.3)%
Building & Energy Solutions revenues increased by $22.6 million, or 21.5%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. This increase was primarily driven by organic growth resulting from newly awarded contracts, partially offset by fewer new franchise sales in the current year quarter. Also contributing to the increase in revenues were the operations of the Alpha and BEST acquisitions, which were acquired on March 1, 2014 and September 1, 2013, respectively, and contributed $7.7 million of the increase.
Operating profit increased by $0.9 million, or 15.3%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. Operating profit margins decreased by 0.3% to 5.3% in the three months ended July 31, 2014 from 5.6% in the three months ended July 31, 2013. The decrease in operating profit margins was driven by the higher operating expenses associated with certain new contracts that typically incur higher initial costs until operations normalize. Margins were also negatively impacted by lower franchise revenues and costs associated with the expansion of new business to the U.S. Government and multi-regional customers. This decrease was partially offset by the management of our selling, general and administrative expenses and enhancements to our risk management and safety programs, which favorably impacted our insurance expense.

Other
	Three Months Ended July 31,
($ in millions)	2014	2013	Increase
Revenues	$97.4	$82.6	$14.8	17.9%
Operating profit	4.5	3.8	0.7	18.4%
Operating profit as a % of revenues	4.6%	4.6%	—
Revenues from our Other segment increased by $14.8 million, or 17.9%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. The increase was primarily driven by higher revenues in our United Kingdom (“U.K.”) operations resulting from new contract wins and the August 2013 acquisition of Blackjack, which contributed $5.6 million of the increase.

Operating profit increased by $0.7 million, or 18.4%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. Operating profit margins remained flat at 4.6% in the three months ended July 31, 2014 and 2013. Operating profit margins in the current year quarter benefited from enhancements to our risk management and safety programs, which favorably impacted our insurance expense, and growth in our U.K. operations. Offsetting these benefits were the short term impact of higher initial start-up costs incurred in connection with new contracts.

Corporate
	Three Months Ended July 31,
($ in millions)	2014	2013	Increase
Corporate expenses	$(37.2)	$(32.9)	$(4.3)	(13.1)%
Corporate expenses increased by $4.3 million, or 13.1%, during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. The increase in corporate expenses was primarily related to:

•
a $1.9 million increase in compensation expense primarily as a result of adding certain IT positions since the prior year quarter and hiring additional personnel to support growth initiatives throughout the organization;

•
a $0.7 million increase in share-based compensation expense, which was primarily due to the recognition of higher expense relating to awards granted in fiscal years 2012 through 2014, as compared to awards granted in fiscal years 2010 and 2009;

•	a $0.6 million year-over-year increase in self-insurance expense related to prior year claims as a result of actuarial valuations completed in the three months ended July 31, 2014;

•	a $0.5 million increase in restructuring costs associated with the realignment of our operational structure; and

•	a $0.3 million increase in legal fees associated with an internal investigation into a foreign entity previously affiliated with a joint venture.
The increase was partially offset by a $0.6 million decline in depreciation expense, mostly associated with our previously upgraded ERP system.

Results of Operations

Nine Months Ended July 31, 2014 Compared with the Nine Months Ended July 31, 2013
Consolidated

	Nine Months Ended July 31,
($ in millions)	2014	2013	Increase / (Decrease)
Revenues	$3,733.9	$3,572.5	$161.4	4.5%
Expenses
Operating	3,356.6	3,211.8	144.8	4.5%
Gross margin as a % of revenues	10.1%	10.1%	—
Selling, general and administrative	271.9	257.6	14.3	5.6%
Amortization of intangible assets	19.9	21.5	(1.6)	(7.4)%
Total expenses	3,648.4	3,490.9	157.5	4.5%
Operating profit	85.5	81.6	3.9	4.8%
Income from unconsolidated affiliates, net	4.3	3.9	0.4	10.3%
Interest expense	(8.1)	(9.7)	1.6	(16.5)%
Income before income taxes	81.7	75.8	5.9	7.8%
Provision for income taxes	(34.0)	(27.1)	(6.9)	25.5%
Net income	$47.7	$48.7	$(1.0)	(2.1)%
Revenues
Revenues increased by $161.4 million, or 4.5%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. The increase in revenues was primarily attributable to organic growth due to additional revenues from net new business, which contributed $131.8 million of the increase.
Operating Expenses
Operating expenses increased by $144.8 million, or 4.5%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. As a percentage of revenues, gross margin remained flat at 10.1% in the nine months ended July 31, 2014 and 2013. Gross margins in the current year benefited from enhancements to our risk management and safety programs, which favorably impacted our insurance expense, as our cost of claims and number of lost time cases both reflected measurable year-over-year improvements. Also contributing to the increase in gross margin was the impact of certain newly awarded contracts within our Building & Energy Solutions segment, which generally have higher gross margins than contracts in our other segments, and savings realized as a result of the realignment of our Onsite operational structure. These benefits were partially offset by higher operating expenses from net new business, which typically results in lower gross margins for a period of time until the labor management and facilities operations normalize.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $14.3 million, or 5.6%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. The increase in selling, general and administrative expenses was primarily related to:

•
a $10.0 million increase in compensation expense, mostly due to hiring additional personnel to support certain growth initiatives throughout the organization, including the addition of certain IT positions since the prior year to support these initiatives;

•	the accrual of $3.4 million in connection with an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator;

•
a $2.2 million increase in share-based compensation expense, which was due to the recognition of higher expense relating to awards granted in fiscal years 2012 through 2014, as compared to awards granted in fiscal years 2010 and 2009;

•	a $1.5 million increase in legal expenses associated with certain litigation matters and the settlement of certain legal cases;

•	a $1.1 million increase in costs associated with our re-branding initiative; and

•	a $0.8 million increase in legal fees associated with an internal investigation into a foreign entity previously affiliated with a joint venture.
The increase was partially offset by:

•	a $3.4 million decline in depreciation expense, mostly associated with our previously upgraded ERP system; and

•	a $1.9 million reduction in costs associated with the realignment of our Onsite operational structure as a result of realized savings, net of restructuring costs incurred.
Provision for Income Taxes
The effective tax rates for the nine months ended July 31, 2014 and 2013 were 41.6% and 35.8%, respectively. The difference was primarily due to (a) the expiration of the WOTC as of December 31, 2013 and (b) the retroactive reinstatement of the WOTC for calendar year 2012, which occurred during the nine months ended July 31, 2013. If the WOTC is not retroactively reenacted by Congress prior to October 31, 2014, we estimate our annual effective income tax rate will be between 40% and 42%, approximately 5 to 7 percentage points higher than our fiscal 2013 annual effective income tax rate of 35.2%.

Segment Information

The net impact of the realignment of certain operations between our Janitorial segment and our Other segment on the reported results for the nine months ended July 31, 2013 was a reclassification of $11.6 million of revenues and $0.8 million of operating profit from our Other segment to our Janitorial segment. Additionally, $2.5 million of sales and marketing costs associated with energy and government growth initiatives were reclassified from Corporate to our Building & Energy Solutions segment, for the nine months ended July 31, 2013. Prior-period segment results have been restated to conform to these changes.

Segment revenues and operating profits for the nine months ended July 31, 2014 and 2013 were as follows:

	Nine Months Ended July 31,
($ in millions)	2014	2013	Increase / (Decrease)
Revenues
Janitorial	$1,917.1	$1,848.2	$68.9	3.7%
Facility Services	452.2	456.6	(4.4)	(1.0)%
Parking	459.4	456.8	2.6	0.6%
Security	288.9	284.4	4.5	1.6%
Building & Energy Solutions	348.1	286.8	61.3	21.4%
Other	268.2	239.0	29.2	12.2%
Corporate	—	0.7	(0.7)	(100.0)%
	$3,733.9	$3,572.5	$161.4	4.5%
Operating profit
Janitorial	$105.7	$101.3	$4.4	4.3%
Operating profit as a % of revenues	5.5%	5.5%	—
Facility Services	18.4	19.3	(0.9)	(4.7)%
Operating profit as a % of revenues	4.1%	4.2%	(0.1)%
Parking	21.5	19.1	2.4	12.6%
Operating profit as a % of revenues	4.7%	4.2%	0.5%
Security	8.7	7.8	0.9	11.5%
Operating profit as a % of revenues	3.0%	2.7%	0.3%
Building & Energy Solutions	13.0	7.5	5.5	73.3%
Operating profit as a % of revenues	3.7%	2.6%	1.1%
Other	8.8	7.9	0.9	11.4%
Operating profit as a % of revenues	3.3%	3.3%	—
Corporate	(86.3)	(77.2)	(9.1)	(11.8)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(4.3)	(4.1)	(0.2)	(4.9)%
	$85.5	$81.6	$3.9	4.8%

Janitorial
	Nine Months Ended July 31,
($ in millions)	2014	2013	Increase
Revenues	$1,917.1	$1,848.2	$68.9	3.7%
Operating profit	105.7	101.3	4.4	4.3%
Operating profit as a % of revenues	5.5%	5.5%	—
Janitorial revenues increased by $68.9 million, or 3.7%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. The increase was primarily attributable to organic growth due to additional revenues from net new business.

Operating profit increased by $4.4 million, or 4.3%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. Operating profit margins remained flat at 5.5% in the nine months ended July 31, 2014 and 2013. Operating profit margins in the current year benefited from enhancements to our risk management and safety programs, which favorably impacted our insurance expense, savings realized as a result of the realignment of our Onsite operational structure, and a gain from a property sale. Offsetting these benefits were higher selling, general and administrative compensation expense due to hiring additional personnel to support selling and safety initiatives.

Facility Services
	Nine Months Ended July 31,
($ in millions)	2014	2013	Decrease
Revenues	$452.2	$456.6	$(4.4)	(1.0)%
Operating profit	18.4	19.3	(0.9)	(4.7)%
Operating profit as a % of revenues	4.1%	4.2%	(0.1)%
Facility Services revenues decreased by $4.4 million, or 1.0%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. The decrease was primarily attributable to contract losses in excess of new business.
Operating profit decreased by $0.9 million, or 4.7%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. Operating profit margins decreased by 0.1% to 4.1% in the nine months ended July 31, 2014 from 4.2% in the nine months ended July 31, 2013. The slight decrease in operating profit margins was primarily attributable to higher legal expenses associated with certain litigation matters and the timing of a biannual contractual performance-based award. This decrease was partially offset by the sale of leased vehicles for a certain closed job, savings realized as a result of the realignment of our Onsite operational structure, and enhancements to our risk management and safety programs, which favorably impacted our insurance expense.

Parking
	Nine Months Ended July 31,
($ in millions)	2014	2013	Increase
Revenues	$459.4	$456.8	$2.6	0.6%
Operating profit	21.5	19.1	2.4	12.6%
Operating profit as a % of revenues	4.7%	4.2%	0.5%
Management reimbursement revenues totaled $231.4 million and $227.5 million for the nine months ended July 31, 2014 and 2013, respectively.
Parking revenues increased by $2.6 million, or 0.6%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. The increase was primarily related to increased revenues from existing management reimbursement contracts.
Operating profit increased by $2.4 million, or 12.6%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. Operating profit margins increased by 0.5% to 4.7% in the nine months ended July 31, 2014 from 4.2% in the nine months ended July 31, 2013. The increase in operating profit margins was primarily driven by savings realized as a result of the realignment of our Onsite operational structure, enhancements to our risk management and safety programs, which favorably impacted our insurance expense, and the collection of previously reserved accounts receivable.

Security
	Nine Months Ended July 31,
($ in millions)	2014	2013	Increase
Revenues	$288.9	$284.4	$4.5	1.6%
Operating profit	8.7	7.8	0.9	11.5%
Operating profit as a % of revenues	3.0%	2.7%	0.3%

Security revenues increased by $4.5 million, or 1.6%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. The increase was primarily attributable to organic growth due to additional revenues from new business, which was partially offset by contract losses and reductions in scope of work from existing clients.
Operating profit increased by $0.9 million, or 11.5%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. Operating profit margins increased by 0.3% to 3.0% in the nine months ended July 31, 2014 from 2.7% in the nine months ended July 31, 2013. The increase in operating profit margins was primarily driven by enhancements to our risk management and safety programs, which favorably impacted our insurance expense, savings realized as a result of the realignment of our Onsite operational structure, and lower legal fees. This increase was partially offset by lower margins experienced on certain jobs.

Building & Energy Solutions
	Nine Months Ended July 31,
($ in millions)	2014	2013	Increase
Revenues	$348.1	$286.8	$61.3	21.4%
Operating profit	13.0	7.5	5.5	73.3%
Operating profit as a % of revenues	3.7%	2.6%	1.1%
Building & Energy Solutions revenues increased by $61.3 million, or 21.4%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. This increase was primarily driven by organic growth resulting from newly awarded contracts, partially offset by fewer new franchise sales in the current year. Also contributing to the increase in revenues were the operations of the Alpha and BEST acquisitions, which were acquired on March 1, 2014 and September 1, 2013, respectively, and contributed $14.7 million of the increase.
Operating profit increased by $5.5 million, or 73.3%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. Operating profit margins increased by 1.1% to 3.7% in the nine months ended July 31, 2014 from 2.6% in the nine months ended July 31, 2013. The increase in operating profit margins is primarily related to the management of our selling, general and administrative expenses and enhancements to our risk management and safety programs, which favorably impacted our insurance expense. This increase in operating profit margins was partially offset by higher operating expenses associated with certain new contracts that typically incur higher initial costs until operations normalize. Also offsetting the positive margins was the impact of lower franchise revenues and costs associated with the expansion of new business to the U.S. Government and multi-regional customers.

Other
	Nine Months Ended July 31,
($ in millions)	2014	2013	Increase
Revenues	$268.2	$239.0	$29.2	12.2%
Operating profit	8.8	7.9	0.9	11.4%
Operating profit as a % of revenues	3.3%	3.3%	—
Revenues from our Other segment increased by $29.2 million, or 12.2%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. The increase was primarily driven by higher revenues in our U.K. operations resulting from new contract wins and the August 2013 acquisition of Blackjack, which contributed $14.6 million of the increase. This increase was partially offset by lower cabin cleaning and transportation services revenues in our U.S. operations, primarily as a result of prior year contract losses in excess of new business sold during 2014.
Operating profit increased by $0.9 million, or 11.4%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. Operating profit margins remained flat at 3.3% in the nine months ended July 31, 2014 and 2013. Operating profit margins in the current year benefited from enhancements to our risk management and safety programs, which favorably impacted our insurance expense, and growth in our U.K. operations. Offsetting these benefits was the short term impact of higher initial start-up costs incurred in connection with new contracts.

Corporate
	Nine Months Ended July 31,
($ in millions)	2014	2013	Increase
Corporate expenses	$(86.3)	$(77.2)	$(9.1)	(11.8)%
Corporate expenses increased by $9.1 million, or 11.8%, during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. The increase in corporate expenses was primarily related to:

•
a $3.8 million increase in compensation expense primarily as a result of adding certain IT positions since the prior year and hiring additional personnel to support growth initiatives throughout the organization;

•	the accrual of $3.4 million in connection with an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator;

•
a $2.2 million increase in share-based compensation expense, which was primarily due to the recognition of higher expense relating to awards granted in fiscal years 2012 through 2014, as compared to awards granted in fiscal years 2010 and 2009;

•	a $1.1 million increase in costs associated with our re-branding initiative;

•	a $0.8 million increase in legal fees associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•	a $0.6 million year-over-year increase in self-insurance expense related to prior year claims as a result of actuarial valuations completed in the three months ended July 31, 2014; and

•	a $0.4 million increase in restructuring costs associated with the realignment of our operational structure.
The increase was partially offset by a $3.0 million decline in depreciation expense, mostly associated with our previously upgraded ERP system.

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
As of July 31, 2014, the total outstanding amounts under our line of credit in the form of cash borrowings and standby letters of credit were $311.7 million and $115.1 million, respectively. As of July 31, 2014, we had up to $373.2 million borrowing capacity under our line of credit. Our ability to draw down available capacity under our line of credit is subject to, and is limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under our line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of July 31, 2014, we were in compliance with all these covenants and expect to be in compliance in the foreseeable future.
Share Repurchases
On September 5, 2012, our Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. Under this repurchase program, we may purchase our common shares from time to time in open market purchases or privately negotiated transactions and may make all or part of the purchases pursuant to Rule 10b5-1 plans. The repurchase program may be suspended or discontinued at any time without notice. During the three months ended July 31, 2014, we purchased 0.4 million shares of our common stock at an average price of $26.50 per share for a total of $10.0 million. Any repurchased shares are retired and returned to an authorized but unissued status.
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
The table below summarizes our cash and cash equivalents activity:

	Nine Months Ended July 31,
(in millions)	2014	2013
Net cash provided by operating activities	$57.0	$84.3
Net cash used in investing activities	(39.2)	(206.6)
Net cash (used in) provided by financing activities	(25.8)	117.5
Operating Activities
Net cash provided by operating activities decreased by $27.3 million during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. The decrease was primarily related to the timing of client receivable collections and higher cash taxes paid primarily due to the prior utilization of certain tax assets.
Investing Activities
Net cash used in investing activities decreased by $167.4 million during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. The decrease was primarily related to $191.3 million cash paid, net of cash acquired, for acquisitions made in the first quarter of 2013. This decrease was partially offset by a period-over-period increase in property, plant and equipment in the amount of $7.1 million and the redemption of an auction rate security of $5.0 million in February 2013.
Financing Activities
Net cash used in financing activities increased by $143.3 million during the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. The increase was primarily related to the repayment of funds that we borrowed during the first quarter of 2013 to fund certain acquisitions, contributing to a $136.7 million decline in cash borrowings under our line of credit, and a $10.0 million increase in cash used for common stock repurchases.

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

At July 31, 2014,the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $5.0 million. This $5.0 million includes the accrual of $3.4 million in connection with an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator. In 2011, we engaged this third-party administrator to provide certain services under a workers’ compensation alternative dispute resolution program. Our contract with the third-party administrator provided that the administrator would be compensated on the basis of the percentage of savings realized by us under the program. We did not compensate this administrator since we believed that no savings were achieved, and the matter was submitted to binding arbitration under the terms of the contract. We have provided written comments to the award strongly objecting to the arbitrator’s decision.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $95.8 million, including the possible $94.2 million impact of the Augustus case described in Note 9, “Commitments and Contingencies,” in the notes to the Financial Statements. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
In some cases, although a loss is probable or reasonably possible, we cannot reasonably estimate the potential losses or the range of loss. Therefore, our accrual for probable losses and our estimated range of loss for reasonably possible losses do not represent our maximum possible exposure.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-12 (“ASU 2014-12”), Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 is intended to resolve diversity in current practice on how to account for the terms of share-based payments with performance targets that affect vesting and could be achieved after the requisite service period. Under the new guidance, these performance targets are considered to be performance conditions under Topic 718. As a result, the performance target is not reflected in the estimation of the grant date fair value of the awards. Compensation cost for such awards would be recognized over the requisite service period if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for us beginning in our fiscal year ending October 31, 2016, and for interim periods within that year, with early adoption permitted. We will early adopt this guidance on a prospective basis in our first fiscal quarter of 2015. We do not expect that the implementation of this guidance will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principles-based approach to the recognition of revenue. The core principle of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 is effective for us in our fiscal year ending October 31, 2018, and for interim periods within that year. We are currently assessing the impact of implementing this guidance on our consolidated financial position, results of operations, and cash flows.
In January 2014, the FASB issued Accounting Standards Update No. 2014-05 (“ASU 2014-05”), Service Concession Arrangements (Topic 853). ASU 2014-05 provides criteria for determining whether an arrangement qualifies as a service concession arrangement within the scope of the new guidance. Entities are prohibited from accounting for arrangements within the scope of ASU 2014-05 as leases. ASU 2014-05 is effective for us for our fiscal year ending October 31, 2016, and for interim periods within that year, on a modified retrospective basis to service concession arrangements that exist at the beginning of our 2016 fiscal year. We are currently assessing the impact of implementing this guidance on our consolidated financial position, results of operations, and cash flows.
In January 2014, the FASB issued Accounting Standards Update No. 2014-01 (“ASU 2014-01”), Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under this method, which replaces the effective yield method, the cost of investment would be amortized in proportion to the tax credits and other benefits the reporting entity receives to income tax expense. Additionally, the guidance requires new disclosure for all investors in these projects. ASU 2014-01 will be effective for us for our fiscal year ending October 31, 2016, and for interim periods within that year, with retrospective application for each prior reporting period presented. We do not expect that the implementation of this guidance will have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes related to market risk from the disclosures in our Annual Report on Form 10-K for the year ended October 31, 2013.
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
b. Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 5, 2012, our Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. Under this repurchase program, we may purchase our common shares from time to time in open market purchases or privately negotiated transactions and may make all or part of the purchases pursuant to Rule 10b5-1 plans. Any repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without notice. The following table provides information with respect to purchases of common shares under the program authorized by our Board of Directors during the quarter ended July 31, 2014:

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
5/1/14 - 5/31/14	—	$—	—	$50.0
6/1/14 - 6/30/14	0.3	$26.54	0.3	$43.5
7/1/14 - 7/31/14	0.1	$26.42	0.1	$40.0
Total / Average	0.4	$26.50	0.4	$40.0
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

ABM Industries Incorporated

September 4, 2014	/s/ James S. Lusk
James S. Lusk Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

September 4, 2014	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)