Form 10-K
period 2014-10-31
ABM INDUSTRIES INC /DE/
filed 2014-12-17
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014
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
__________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
__________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of ABM Industries Common Stock held by nonaffiliates of ABM Industries as of April 30, 2014, the last day of business of our most recently completed second fiscal quarter, was $1,488,559,091 (based on the closing sale price of ABM Industries Common Stock on that date as reported on the New York Stock Exchange).

Number of shares of common stock outstanding as of December 10, 2014: 55,749,967.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on March 4, 2015 are incorporated by reference into Part III of this Report.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
Certain statements contained in this report, and in particular statements found in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not statements of historical fact constitute forward-looking statements. These statements give current expectations or forecasts of future events and are often identified by the words “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” “seek,” or other words and terms of similar meaning in connection with discussions of future strategy and operating or financial performance. Such statements reflect the current views of ABM Industries Incorporated (“ABM”), and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), with respect to future events and are based on assumptions and estimates which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Accordingly, undue reliance should not be placed on these forward-looking statements. In Item 1A., “Risk Factors,” we have listed specific risks and uncertainties that you should carefully read and consider. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I
ITEM 1. BUSINESS.
Description of Business
ABM Industries Incorporated, together with its consolidated subsidiaries (hereinafter collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of end-to-end integrated facility solutions to thousands of commercial, industrial, institutional, retail, residential, and governmental facilities located primarily throughout the United States. Our comprehensive capabilities include expansive facility solutions, energy solutions, commercial cleaning, maintenance and repair, HVAC, electrical, landscaping, parking, security, and commercial aviation support services, which we provide through stand-alone or integrated solutions. The Company was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909. Unless otherwise noted, all references to years are to our fiscal year, which ends on October 31.
Acquisitions
On November 1, 2012, we acquired Air Serv Corporation (“Air Serv”), a provider of facility solutions for airlines, airports, and freight companies, and HHA Services, Inc. (“HHA”), a provider of housekeeping, laundry, patient assist, plant maintenance, and food services to hospitals, healthcare systems, long-term care facilities, and retirement communities. The Air Serv and HHA acquisitions allowed us to significantly expand our vertical market expertise in servicing the comprehensive needs of airlines, airport authorities, and healthcare service markets. The operations of Air Serv are primarily included in the Other segment and the operations of HHA are included in the Building & Energy Solutions segment as of the acquisition date.
In December 2010, we acquired The Linc Group, LLC (“Linc”). Linc provides comprehensive integrated facility solutions, military base operation services, and translation and other services in support of U.S. military operations. Linc’s clients include state and federal governments, commercial entities, and residential clients throughout the United States and in select international locations. The operations of Linc are included in the Building & Energy Solutions and Facility Services segments. The name of Linc was changed to ABM Facility Solutions Group, LLC in 2012.
Our Operations
We have developed end-to-end solutions for clients through our onsite and mobile operations, which include services to certain vertical markets. In 2013, we further aligned our infrastructure and operations by integrating our Janitorial, Facility Services, Parking, and Security segments under the Onsite Services business. The realignment was designed to continue to improve our long-term growth prospects and provide higher margin opportunities through better delivery of end-to-end services to clients. The Building & Energy Solutions segment delivers the mobile portion of our end-to-end services to urban, suburban, and rural markets.
For segment and geographical financial information, see Note 16, “Segment and Geographic Information,” in the Notes to Consolidated Financial Statements. In addition, for a discussion of risks attendant to our foreign operations, see “Risk Factors” in Item 1A.
As of October 31, 2014, we had six reportable segments, as described below.
Janitorial
Our Janitorial segment provides a wide range of essential janitorial services for a variety of facilities, including commercial office buildings, educational institutions, government buildings, health facilities, industrial buildings, retail stores, shopping centers, stadiums and arenas, airports and other transportation centers, and warehouses. These services include carpet cleaning and dusting, floor cleaning and finishing, furniture polishing, window washing, and other building cleaning services. Janitorial services are provided in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico, as well as in certain international locations. This segment has thousands of contracts, most of which are obtained by competitive bidding. These arrangements include fixed-price arrangements, cost-plus arrangements, and tag (supplemental) services. Fixed-price arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term. A variation of a fixed-price arrangement is a square-foot arrangement, under which monthly billings are based on the actual square footage serviced. In cost-plus arrangements, the clients reimburse us for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges, and other expenses associated with the contracted work, plus a profit margin. Tag work generally consists of supplemental services requested by clients outside the standard service specification. Examples are cleanup after tenant moves, construction cleanup, flood cleanup, snow removal, and extermination services. The majority of the Janitorial segment’s contracts are fixed-price arrangements for one to three year periods that contain automatic renewal clauses but are subject to termination by either party upon 30 to 90 days’ written notice. Profit margins on contracts tend to be inversely proportional to the size of the contract, as large-scale contracts tend to be more competitively priced than small or stand-alone agreements.
Facility Services
Our Facility Services segment provides onsite mechanical engineering and technical services and solutions for facilities and infrastructure systems for a variety of facilities, including commercial office buildings and infrastructure, data centers, educational institutions, high technology manufacturing facilities, museums, resorts, airports and other transportation centers, and shopping centers. These services are designed to extend the useful life of facility fixed assets, improve equipment operating efficiencies, reduce energy consumption, lower overall operational costs for clients, and enhance the sustainability of client locations. Facility services are provided in 42 states and the District of Columbia, as well as in certain international locations.
The majority of our Facility Services contracts are structured as cost-plus arrangements in which the clients reimburse us for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges, and other expenses associated with the contracted work, plus a profit margin. Additionally, most Facility Services contracts are for three year periods and may contain renewal clauses, but are subject to termination by either party upon 30 to 90 days’ written notice. Nearly all Facility Services contracts are obtained by competitive bidding.
Parking
Our Parking segment provides parking and transportation services for clients at many facilities, including commercial office buildings, airports and other transportation centers, educational institutions, health facilities, hotels, municipalities, retail centers, and stadiums and arenas. Parking services are provided in 41 states and the District of Columbia. There are three types of arrangements for parking services: managed locations, leased locations, and allowance locations. Nearly all contracts are obtained by competitive bidding.
Under managed location arrangements, we manage the underlying parking facility for the owner in exchange for a management fee. Contract terms for managed location arrangements are generally from one to three years, can usually be terminated upon 30 days’ notice, and may also contain renewal clauses. We pass through revenues and expenses from managed locations to the facility owner under the terms and conditions of the contract. We report revenues and expenses, in equal amounts, for costs reimbursed from our managed locations. Such amounts comprised approximately 49.7% of the Parking segment revenues in 2014.
Under leased location arrangements, we lease parking facilities from the owner and we are responsible for a majority of the operating expenses incurred. We retain all revenues from monthly and transient parkers and pay rent to the owner per the terms and conditions of the lease. The lease terms generally range from one to five years and provide for payment of a fixed amount of rent plus a percentage of revenues. The leases usually contain renewal options and may be terminated by the owner for various reasons, including development of real estate. Leases that expire may continue on a month-to-month basis.
Under allowance location arrangements, we are paid a fixed or hourly fee to provide parking services and are then responsible for the agreed-upon operating expenses based upon the contract terms. Allowance location contract terms are generally from one to three years, can usually be terminated upon 30 days’ notice, and may also contain renewal clauses.
We continue to improve parking operations through the increased use of technology, including enhancements to our proprietary revenue control software, SCORE4; implementation of our client access software, ABM4WD.com; and increased use of our on-line payment software.
Security
Our Security segment provides security services for clients in a wide range of facilities, including commercial office buildings and commercial, health, industrial, petro-chemical, residential, and retail facilities. Security services include security staffing, mobile patrol services, investigative services, electronic monitoring of fire and life safety systems and of access control devices, and security consulting services. Security staffing, or “guarding,” is the provision of dedicated security officers to a client facility. This component is the core of our security business and represents the largest portion of Security revenues. Mobile patrol is the use of roving security officers in vehicles that serve multiple locations and clients across a pre-defined geographic area. Investigative services include white collar crime investigation, undercover operations, and background screening services. Electronic monitoring is primarily achieved through our partnership with a major systems integrator. Security services are provided in 41 states, the District of Columbia, and the Commonwealth of Puerto Rico.
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
Building & Energy Solutions
Our Building & Energy Solutions segment provides custom energy solutions, HVAC, electrical, lighting and other general maintenance and repair services. These services include preventative maintenance, retro-commissioning, installations, retrofits and upgrades, environmental services, systems start-ups, performance testing, energy audits, mechanical and energy efficient products and solutions, and bundled energy solutions that include energy savings performance contracts for a wide variety of clients in both the private and public sectors. This segment also provides services for healthcare clients, including facility management, environmental services, food and nutrition services, and clinical technology management. It also provides support to U.S. Government entities for specialty service solutions, such as military base operations, public works departments, leadership development, education and training, energy efficiency management, healthcare support services, and construction management. These services are designed to extend the useful life of facility fixed assets, improve equipment operating efficiencies, reduce energy consumption, lower overall operational costs for clients, and enhance the sustainability of client locations. Additionally, the segment provides mission support services, including linguists, to the U.S. Government.
Our franchised operations under the Linc Network, TEGG, CurrentSAFE, and GreenHomes America brands are also included in this segment. Franchised operations provide mechanical and electrical preventive and predictive maintenance solutions, and, in the case of GreenHomes, home energy efficiency solutions. These franchised operations contributed approximately 4.9% to this segment’s revenue in 2014. Our Building & Energy Solutions segment operates in all 50 states and the District of Columbia, as well as in certain international locations. The U.S. Government and its agencies represented approximately 50 contracts and 28.5% of revenues for this segment in 2014.
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
The majority of Building & Energy Solutions contracts are for one to three years and may contain renewal clauses, but are subject to termination by either party upon 30 to 90 days’ written notice. U.S. Government contracts are normally structured as one-year contracts with multiple option years and contain the contractual right for the U.S. Government to terminate or reduce the amount of work at any time.
Other
Air Serv provides facility solutions to clients in our aviation vertical related to passenger assistance, including wheelchair operations, aircraft cabin cleaning, janitorial services, shuttle bus operations, and access control. Air Serv operates in 24 states and the United Kingdom. Two clients, with approximately 100 contracts, provided 48.7% of revenues for this segment in 2014. The majority of contracts are structured as long-term contracts that average approximately three to five years in duration. These arrangements include fixed-price arrangements, transaction-price arrangements, and hourly arrangements. Fixed-price arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term. Transaction-price arrangements are agreements in which the clients are billed for each transaction performed on a monthly basis (e.g., wheelchair passengers served, aircrafts cleaned). Some contracts include both a fixed fee component and a variable pricing component. Hourly arrangements are contracts in which the client is billed a set hourly rate for each labor hour provided. This segment has hundreds of contracts, most of which are under master agreements with several clients and are typically competitively re-bid upon renewal. These contracts, which typically cover a single service type at a single location but may also cover multiple service types and multiple locations, are subject to termination by the client upon 30 to 90 days’ written notice.
Geographic Financial Information
For geographical financial information, see Note 16, “Segment and Geographic Information,” in the Notes to Consolidated Financial Statements. In addition, for a discussion of risks attendant to our foreign operations, see “Risk Factors,” in Item 1A.
Trademarks
We believe that we own or are licensed to use all corporate names, trade names, trademarks, service marks, copyrights, patents, and trade secrets that are material to our operations.
Dependence on Significant Client
No client accounted for more than 10% of our consolidated revenues during 2014, 2013, or 2012.
Competition

We believe that each aspect of our business is highly competitive and that competition is based primarily on price, quality of service, and ability to anticipate and respond to industry changes. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, industry expertise, and financial strength. The low cost of entry in the facility solutions business results in a very competitive market. We experience competition from a large number of mostly regional and local owner-operated companies that may have better visibility to local markets and lower labor and overhead costs, which can provide them with a competitive advantage. We also compete indirectly with companies that can internally perform one or more of the services we provide. The competitive environment for each of our businesses is described below.

Janitorial

Our janitorial business competes with local, regional, and national providers. On a national basis, we compete with the operating divisions of a few large, diversified facility solutions companies. We also compete indirectly with building owners and tenants who can internally perform one or more of the services we provide. These building owners and tenants have an increased advantage in locations where our services are subject to sales tax and internal operations are not. Competitors of our janitorial business include Able Services; Aramark Corporation; GCA Services Group, Inc.; Harvard Maintenance; ISS Facility Services, Inc.; and UNICCO Service Company.

Facility Services

Competition related to our Facility Services segment is based on technical expertise, price, and quality of service. Our ability to attract and retain qualified personnel depends on workforce availability and our ability to successfully compete for persons having the necessary skills and experience. On a national basis, we compete with the operating divisions of many large, diversified facility solutions companies. Competitors of our Facility Services business include Able Services; Aramark Corporation; Johnson Controls, Inc.; and UNICCO Service Company.

Parking

Our parking business competes with local, regional, and national parking management companies. On a national basis, we compete with a small number of parking management companies, including LAZ Parking, LLC and SP Plus Corporation. We compete directly with many local and regional parking companies. We also compete indirectly with hotels, municipalities, and other entities that manage their own parking facilities, potentially eliminating those facilities as management or lease opportunities for us. Additionally, the construction of new parking facilities near our existing facilities can adversely affect our business. We also face significant competition in our efforts to provide ancillary services, such as shuttle transportation services and parking enforcement, because several large companies specialize in these services.

Security

Competition related to our security business is based on our ability to recruit and train qualified personnel, price, and quality of service. Our ability to attract and retain qualified personnel depends on workforce availability and our ability to successfully compete for persons having the necessary skills and experience. On a national basis, we compete with larger companies that also offer a range of security and investigative services that are similar to the services we offer. Competitors of our security business include AlliedBarton Security Services, LLC; G4S Secure Solutions, Inc.; Guardsmark, LLC; and Securitas Security Services USA, Inc.

Building & Energy Solutions

Competition related to our Building & Energy Solutions segment is based on technical expertise, the availability of qualified personnel and managers, service innovation, reputation, past contract performance, industry experience, geographic reach, mobility, price, and quality of service. Our ability to attract and retain qualified personnel depends on workforce availability and our ability to successfully compete for persons having the necessary skills and experience.

On a national basis, we compete with the operating divisions of many large, diversified facility services companies. We also compete with smaller, more specialized companies that concentrate their resources on particular geographic areas.

We face intense competition for available U.S. Government business. Current trends in the U.S. Government contracting process, which include fewer sole source awards, more emphasis on cost competitiveness, and increased set-aside awards for small and/or disadvantaged businesses, have increased competition for U.S. Government contracts and increased pricing pressure. The U.S. Government’s increased use of set-aside awards makes it advantageous for us to increase the percentage of business we pursue through strategic joint ventures.

Within our healthcare support services business, we face significant competition from several large, global competitors as well as hospitals and health systems providing their own services “in house.” Healthcare reform related to the Patient Protection and Affordable Care Act is changing the marketplace and may result in increased competition. This has the combined effect of compressing margins on existing business while increasing demand for outsourced services in general.

Competitors of our Building & Energy Solutions business include Aramark Corporation; Comfort Systems USA, Inc.; Dyncorp International, LLC; Emcor Group, Inc.; IAP Worldwide Services, Inc.; J&J Maintenance, Inc.; Johnson Controls, Inc.; and Siemens Building Technologies.

Other

Competition related to the Air Serv business is based on reputation, expertise, price, and quality of service.  We experience competition on a local, regional, national, and international basis with a large and diverse set of aviation services companies. We also compete indirectly with airlines that manage their own aviation services on an “insourced basis,” as that eliminates those operations as opportunities for us. Competitors of our Air Serv business include Aviation Safeguards; G2 Secure Staff, LLC; G4S plc; ISS Facility Services, Inc.; Menzies Aviation, PLC; Mitie Group, PLC; OCS Group Limited; PrimeFlight Aviation Services; Prospect Aviation Corporation; and Swissport International, LTD.

Sales and Marketing

Our sales and marketing efforts are conducted by our corporate, subsidiary, regional, branch, and district offices and managed within our contract resource management and marketing automation systems. Sales, marketing, management, and operations personnel in each of these offices participate directly in selling to and servicing clients. The broad geographic coverage of these offices enables us to provide a full range of facility solutions through intra-company sales referrals, multi-service sales, and national account sales.
In 2014, we completed a re-branding initiative that began in 2012 and illustrates our significant transformation into a leading integrated facility solutions provider through strategic acquisitions and internally developed solutions. This transformation has increased organic growth, intra-company collaboration, vertical market expertise, and end-to-end service capabilities.

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
Employees
As of October 31, 2014, we employed approximately 118,000 employees. Approximately 59,000 of these employees are covered under collective bargaining agreements, and approximately 7,400 of our employees have executive, managerial, supervisory, administrative, professional, sales, marketing, office, or clerical responsibilities.
Available Information
We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge on our Internet site at www.abm.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. We provide references to our website for your convenience, but our website does not constitute, and should not be viewed as, a part hereof, and our website is not incorporated into this or any of our other filings with the SEC.

ITEM 1A. RISK FACTORS.
Risks Related to Our Operations
Risks relating to our acquisition strategy may adversely impact our results of operations.
In the past, a significant portion of our growth has been generated by acquisitions and we expect to continue to acquire businesses in the future as part of our growth strategy. A slowdown in the pace or size of our acquisitions could lead to a slower growth rate. There can be no assurance that any acquisition we make in the future will provide us with the benefits that we anticipate when entering into the transaction. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks in connection with any potential acquisition of a business include, but are not limited to:

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
Our strategy of moving to an integrated facility solutions provider platform, which focuses on vertical markets, may not generate the organic growth in revenues or profitability that we expect.
We believe that an integrated facility solutions approach will result in organic growth, increased profitability, and significant benefits to us and our clients. Our organic growth strategy depends on our ability to procure contracts and on current and future trends across both the private and public sectors to outsource facility solutions. The procurement of contracts is difficult in markets characterized by commodity driven purchasing decisions, which may generate lower levels of profitability. In addition, we may not be able to execute on this strategy as a result of, among other things, client resistance to an integrated approach, the challenges of our vertical marketing strategy, difficulty in penetrating certain markets, inability to deliver end-to-end services requested, inability to acquire vertical market expertise, competition from integrated facility solutions providers, as well as increased competition from single service providers or module providers.
We are subject to intense competition that can constrain our ability to gain business as well as our profitability.
We believe that each aspect of our business is highly competitive and that such competition is based primarily on price, quality of service, and ability to anticipate and respond to industry changes. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, industry expertise, and financial strength. The low cost of entry in the facility solutions business results in a very competitive market. We experience competition from a large number of mostly regional and local owner-operated companies that may have better visibility to local markets and significantly lower labor and overhead costs, providing them with a competitive advantage. These strong competitive pressures could inhibit our success in bidding for profitable business and our ability to increase prices as costs rise, thereby reducing margins.
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
We negotiate many contracts under which our clients agree to pay certain costs at specified rates, including those related to: workers’ compensation; other insurance where we self-insure much of our risk; salary and salary-related expenses; and petroleum. If actual costs exceed the rates specified in the contracts, our profitability may decline unless we can negotiate increases in these rates. In addition, if our costs exceed those of our competitors, we may lose existing business unless we reduce our rates to levels that may not fully cover our costs.
We have high deductibles for certain insurable risks, and therefore we are subject to volatility associated with those risks.
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, property damage, and other insurable risks. We are responsible for claims both within and in excess of our retained limits under our insurance policies, and while we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature, or magnitude of claims for direct or consequential damages. Our business may be negatively affected if our insurance proves to be inadequate or unavailable. We attempt to mitigate these risks through the implementation of company-wide safety and loss control efforts designed to decrease the incidence of events that might increase our liability.
Should we be unable to renew our excess, umbrella, or other commercial insurance policies at competitive rates, it could have a material adverse impact on our business, as would the incurrence of catastrophic uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims. Further, to the extent that we self-insure our losses, deterioration in our loss control and/or continuing claim management efforts could increase the overall cost of claims within our retained limits. A material change in our insurance costs due to changes in the frequency of claims, the severity of the claims, the costs of excess/umbrella premiums, or regulatory changes could have a material adverse effect on our financial position, results of operations, or cash flows.
Although we engage third-party experts to assist us in estimating appropriate insurance accounting reserves, the determination of the required reserves is dependent upon significant actuarial judgments that have a material impact on our reserves. Changes in our insurance reserves as a result of our periodic evaluations of the related liabilities may cause significant volatility in our operating results.

Our restructuring initiatives may not achieve the expected cost reductions.

In 2013, we realigned our infrastructure and operations by integrating our Janitorial, Facility Services, Parking, and Security segments under the Onsite Services business. Our realignment initiatives are designed to result in greater synergies from our acquisitions, achieve further integration among our Onsite Services businesses, and decrease operating expenses by streamlining functions and reducing organizational layers. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. We incurred restructuring charges in 2014 as a result of these activities, and we expect to continue to incur such charges. Failure to achieve the expected cost reductions related to these restructuring initiatives could have a material adverse effect on our business and results of operations.

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

We are at risk of losses stemming from accidents or other incidents at facilities in which we operate, which could cause significant damage to our reputation and financial loss.
We depend to a large extent on our relationships with our clients and our reputation for quality integrated facility solutions. Our clients’ expectations and perception of the quality of our services are in large part determined by the satisfaction they derive from contact with our managers. Any damage to our reputation may adversely affect our results of operations. The areas in which we may face risks in connection with damage to our reputation and other financial loss include, but are not limited to, the following:

•
Adverse publicity stemming from an accident or other incident involving our facility operations could result in a negative perception of our services and the loss of existing or potential clients, which could have a material adverse effect on our business, financial condition, and results of operations.

•
We provide services in support of commercial aviation at airports in the United States and the United Kingdom. Our operations involve passenger assistance, such as wheelchair operations, aircraft cabin cleaning, janitorial services, shuttle bus operations, and access control. An accident or other incident involving our aviation support services could expose us to significant liability.

•
Although substantially all of our operations are conducted in the United States, failure by our employees, representatives, or agents, as well as by our joint venture partners, to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other foreign jurisdictions could result in administrative, civil, or criminal liabilities and could result in suspension or debarment from government contracts.

•
We must comply with complex laws and regulations relating to the award, administration, and performance of U.S. Government contracts, and a violation of these laws and regulations could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts with the U.S. Government, or debarment from government contracts.

Negative or unexpected tax consequences could adversely affect our results of operations.
Adverse changes in the underlying profitability and financial outlook of our operations could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheet, which could materially and adversely affect our results of operations. Additionally, changes in U.S. tax laws or state tax laws in states where we have significant operations could have an adverse effect on deferred tax assets and liabilities on our consolidated balance sheets and results of operations. We are also subject to tax audits by governmental authorities in the United States. Negative unexpected results from one or more such tax audits could have an adverse effect on our results of operations.
Federal health care reform legislation may adversely affect our business and results of operations.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States (collectively, the “Health Care Reform Laws”). The Health Care Reform Laws include a large number of health-related provisions, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2015, penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Providing such additional health insurance benefits to our employees, or the payment of penalties if such coverage is not provided, would increase our expenses. If we are unable to raise the rates we charge our clients to cover this expense, such increases in expense could reduce our operating profit.
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
Energy efficiency projects are designed to reduce a client’s overall consumption of commodities such as electricity and natural gas. The economic benefit to the client is impacted by volatility in the price of those commodities. Downward fluctuations in commodity prices may reduce clients’ demand for our services. This could have an adverse effect on our financial position, results of operations, and cash flows.
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
Any improper actions by our joint venture employees, partners, or agents could result in civil or criminal investigations, monetary and non-monetary penalties, or suspension or debarment from government contracts, and could have an adverse effect on our financial position, results of operations, or cash flows as well as our reputation and ability to conduct business.

Our business may be negatively affected by adverse weather conditions.

Weather conditions, including fluctuations in temperatures, snow storms, heavy flooding, hurricanes, and natural disasters, can negatively impact portions of our business. Within our Building & Energy Solutions segment, adverse weather conditions, particularly during the winter season, could impact our construction services as those conditions affect our ability to efficiently perform work outdoors. Within the Parking segment, snow can lead to reduced levels of travel, as well as increases in certain costs of parking services, such as snow removal, both of which negatively affect gross profit. On the other hand, the absence of snow during the winter could cause us to experience reduced revenues in our Janitorial segment. Cooler than normal temperatures during the summer months could reduce the need for our Building & Energy Solutions services, particularly in our businesses that provide or service air conditioning units, and result in reduced revenues and profitability during the period such unseasonal weather conditions persist.

We are subject to business continuity risks associated with centralization of certain administrative functions.

Certain administrative functions, primarily in North America, have been regionally centralized to improve efficiency and reduce costs. To the extent these central locations are disrupted or disabled for a long period of time due to crisis, natural disaster, or other business interruption, key business processes, such as accounts payable, information technology, payroll, and general management operations, could be interrupted.

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

We are subject to cyber-security risks arising out of breaches of security relating to sensitive company, client, and employee information and to the technology that manages our operations and other business processes.

Our business operations rely upon secure information technology systems for data capture, processing, storage, and reporting. Notwithstanding careful security and controls design, our information technology systems and those of our third-party providers could become subject to cyber attacks. Network, system, application, and data breaches could result in operational disruptions or information misappropriation, including, but not limited to, interruptions to systems availability and denial of access to and misuse of applications required by our clients to conduct business with us. Theft of intellectual property or trade secrets and inappropriate disclosure of confidential information could stem from such incidents. Any such operational disruption and/or misappropriation of information could result in lost sales, negative publicity, or business delays and could have a material adverse effect on our business.
Risks Related to Market and Economic Conditions
A decline in commercial office building occupancy and rental rates could affect our revenues and profitability.
Our revenues are affected by commercial real estate occupancy levels. In certain geographic areas and service lines, our most profitable revenues come from what is known as tag work. These services are performed for tenants in buildings in which we perform building services for the property owner or management company. A decline in occupancy rates could result in a decline in scope of work, including tag work, and depressed prices for our services. If this were to occur, we could experience lower revenues and pricing pressures resulting in lower margins. Additionally, adverse changes in occupancy rates may further reduce demand, depress prices for our services, and cause our clients to cancel their service agreements with us. This could reduce earnings and adversely affect our business and results of operations.
Deterioration in general economic conditions could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition.
Slow domestic and international economic growth or other negative changes in global, national, and local economic conditions could have a negative impact on our business. Specifically, adverse economic conditions may result in clients cutting back on discretionary spending, such as tag work. Additionally, since a significant portion of our aviation services and parking revenues are tied to the numbers of airline passengers, hotel guests, and sports arenas attendees, results for these businesses could be adversely affected by curtailment of business or personal travel and cutbacks in discretionary spending.
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
Any future increase in the level of our debt will likely increase our interest expense. Unless the operating income associated with the use of these funds exceeds the debt expense, borrowing money could have an adverse impact on our results. In addition, incurring debt requires that a portion of cash flow from operating activities be dedicated to interest payments and principal payments, thereby reducing our ability to use our cash flow to fund operations and capital expenditures or to capitalize on future business opportunities. Because current interest rates on our debt are variable, an increase in prevailing rates would increase our interest costs. Further, our credit facility agreement contains both financial covenants and other covenants that limit our ability to engage in specified transactions, which may also constrain our flexibility.
Our ability to operate and pay our debt obligations depends upon our access to cash.
Because we conduct business operations through operating subsidiaries, we depend on those entities to generate the funds necessary to meet financial obligations. Delays in collections, which could be heightened by disruption in the credit markets and the financial services industry, or legal restrictions could restrict our subsidiaries’ ability to make distributions or loans to us. The earnings from, or available assets of, these operating subsidiaries may not be sufficient to fund operations. If this were to occur, we could become unable to make distributions to pay interest on our debt obligations when due or to pay the principal of such debt. In addition, we have standby letters of credit and insurance deposits that represent amounts collateralizing self-insurance claims that we cannot access for operations.
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

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These events and circumstances include, but are not limited to, a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, a significant adverse change in the extent or manner in which we use a long-lived asset, or a change in its physical condition. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment is recorded for the excess of the carrying amount over the estimated fair value. The amount of any impairment could have a material adverse effect on our reported financial results for the period in which the charge is taken.
Risks Related to Labor and Legal Proceedings
We are defendants in class and representative actions and other lawsuits alleging various claims that could cause us to incur substantial liabilities.
Our business involves employing tens of thousands of employees, many of whom work at our clients’ facilities. We incur risks relating to our employment of these workers, including, but not limited to: claims of misconduct or negligence on the part of our employees; claims by our employees of discrimination or harassment directed at them, including claims relating to actions of our clients; claims related to the employment of undocumented workers or unlicensed personnel; and claims for violations of wage and hour requirements. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to these problems. Our insurance will not cover all claims that may be asserted against us. In addition, it is not possible to predict the outcome of these lawsuits or any other proceeding to which we may be subject. These lawsuits and other proceedings may consume substantial amounts of our financial and managerial resources, regardless of the ultimate outcome of the lawsuits and other proceedings. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause us to incur substantial liabilities that could have a material adverse effect upon our business, reputation, financial condition, or results of operations.
Changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations, and financial results.
As many of our jobs do not require our employees to be able to read or write the English language, we are an attractive employer for recent émigrés to this country. While immigration laws require us to take certain steps intended to confirm the legal status of our immigrant labor force, and while we bolster these steps with additional measures designed to reinforce compliance, we may nonetheless inadvertently employ workers who are or become undocumented. Violations of laws and regulations could subject us to substantial fines and penalties. To the extent that these laws and regulations and corresponding enforcement practices and compliance standards become more stringent, our payroll expenses could be negatively impacted.
Labor disputes could lead to loss of revenues or expense variations.
At October 31, 2014, approximately 50% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during 2015. In addition, at any given time we may face a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues that could lead to a strike, work slowdown, or other job actions at one or more of our locations. In a market where we and a number of major competitors are unionized, but other competitors are not unionized, we could lose clients to competitors who are not unionized. A strike, work slowdown, or other job action could in some cases disrupt us from providing services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. Moreover, negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients.
We participate in multiemployer pension plans that under certain circumstances could result in material liabilities being incurred.
We participate in various multiemployer pension plans under union and industry-wide agreements that generally provide defined pension benefits to employees covered by collective bargaining agreements. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. In the event another participating employer in a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, including us. In the event of the termination of a multiemployer pension plan or if we withdraw from a multiemployer pension plan, under applicable law we potentially could incur material liabilities. We further discuss our participation in multiemployer pension and postretirement plans in Note 11, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.
Other
Disasters or acts of terrorism could disrupt services.
Storms, earthquakes, drought, floods, other disasters, or acts of terrorism may result in reduced revenues or property damage. Disasters may also cause economic dislocations throughout the country. In addition, disasters or acts of terrorism may increase the volatility of financial results, either due to increased costs caused by the disaster with partial or no corresponding compensation from clients or to increased revenues and profitability related to tag jobs, special projects, and other higher margin work necessitated by the disaster.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our principal executive office is located at 551 Fifth Avenue, Suite 300, New York, New York 10176. Below is a summary of our principal properties as of October 31, 2014, which consist primarily of our executive offices, including IT datacenters and shared services.

Location	Character of Office	Approximate Square Feet	Lease Expiration Date, Unless Owned	Segment
Alpharetta, Georgia	IT Datacenter	25,000	Owned	All
Atlanta, Georgia	Shared Services	33,000	11/30/2016	All
Atlanta, Georgia	Air Serv Headquarters	18,000	10/15/2015	Other
Houston, Texas	Shared Services	36,000	7/31/2017	All
Houston, Texas	Onsite Headquarters	11,000	8/31/2018	Janitorial, Facility Services, Parking, Security
Irvine, California	Building & Energy Solutions Headquarters	29,000	12/31/2016	Building & Energy Solutions, Facility Services
New York, New York	Corporate Headquarters	24,000	2/28/2028	Corporate
In addition to the above properties, we have other corporate, subsidiary, regional, branch, or district offices and warehouses, and we operate parking facilities in several locations primarily in the United States. We believe that these properties are well maintained, in good operating condition, and suitable for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS.
We are a party to a variety of actions, proceedings, and legal, administrative, and other inquiries arising in the normal course of business relating to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as a class action on behalf of a purported class of employees. While the results of these proceedings, claims, and inquiries cannot be predicted with certainty, our management believes that the final outcome of the foregoing will not have a material adverse effect on our consolidated financial statements, results of operations, or cash flows.
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
The Consolidated Cases of Augustus, Hall and Davis v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)
The Augustus case is a certified class action involving allegations that we violated certain California state laws relating to rest breaks. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, which sought damages in the amount of $103.1 million, and we filed a motion for decertification of the class. On July 6, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), heard plaintiffs’ motion for damages on the rest break claim and our motion to decertify the class. On July 31, 2012, the Superior Court denied our motion and entered judgment in favor of plaintiffs in the amount of approximately $89.7 million. The $89.7 million amount did not include plaintiffs’ attorneys’ fees. We filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District (the “Appeals Court”), on August 29, 2012. The plaintiffs filed three separate motions for attorneys’ fees with the Superior Court. One motion sought attorneys’ fees from the common fund. (The common fund refers to the approximately $89.7 million judgment entered in favor of the plaintiffs.) The other two motions sought attorneys’ fees from us in an aggregate amount of approximately $12.4 million. On October 12, 2012, we filed oppositions to the two fee motions seeking attorneys’ fees from us with the Superior Court. On January 14, 2013, the Superior Court heard all three fee motions and it granted plaintiffs’ fee motion with respect to the common fund in full. The Superior Court denied one fee motion in its entirety and reduced the other fee motion to approximately $4.5 million. We strongly disagree with the decisions of the Superior Court with respect to both the underlying case and the award of attorneys’ fees and costs. We firmly believe that we have complied with applicable law. We appealed the Superior Court’s rulings to the Appeals Court, and on October 21, 2014, the Appeals Court heard oral arguments. The Appeals Court is expected to issue its decision on or before January 19, 2015.
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

We expect to prevail in these ongoing cases. However, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs in one or more of these cases, or other cases, do prevail, the results may have a material effect on our financial position, results of operations, or cash flows.
Other
During October 2011, we began an internal investigation into matters relating to compliance with the U.S. Foreign Corrupt Practices Act and our internal policies in connection with services provided by a foreign entity affiliated with a former joint venture partner of Linc. Such services commenced prior to the acquisition of Linc. As a result of the investigation, we caused Linc to terminate its association with the arrangement. In December 2011, we contacted the U.S. Department of Justice and the SEC to voluntarily disclose the results of our internal investigation to date, and we are cooperating with the government’s investigation. We cannot reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, we do not believe that these matters will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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

	Fiscal Quarter
(in dollars)	First	Second	Third	Fourth
Fiscal Year 2014
Price range of common stock:
High	$29.03	$29.50	$27.79	$28.98
Low	$26.27	$25.71	$24.47	$24.22
Dividends declared per share	$0.155	$0.155	$0.155	$0.155
Fiscal Year 2013
Price range of common stock:
High	$22.00	$23.48	$26.70	$29.20
Low	$17.98	$20.09	$21.79	$24.11
Dividends declared per share	$0.150	$0.150	$0.150	$0.150
We have paid cash dividends every quarter since 1965. Future dividends will be determined based on our earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors.
Repurchases of Common Stock
On September 5, 2012, our Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. Under this repurchase program, we may purchase our common shares from time to time in open market purchases or privately negotiated transactions and may make all or part of the purchases pursuant to Rule 10b5-1 plans. Any repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without notice. The following table provides information with respect to purchases of common shares under the program authorized by our Board of Directors during the quarter ended October 31, 2014:

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
8/1/14 - 8/31/14	—	$—	—	$40.0
9/1/14 - 9/30/14	0.1	$26.9	0.1	$38.8
10/1/14 - 10/31/14	0.3	$25.7	0.3	$30.0
Total / Average	0.4	$25.8	0.4	$30.0

Stockholders
At December 10, 2014, there were 3,219 registered holders of our common stock.
Performance Graph.
The following graph compares a $100 investment in our stock on October 31, 2009 with a $100 investment in each of the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Russell 2000 Value Index, also made on October 31, 2009. The graph portrays total return, 2009–2014, assuming reinvestment of dividends. The comparisons in the following graph are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock. This graph shows returns based on fiscal years ended October 31.

	INDEXED RETURNS Years Ending October 31,
Company / Index	2009	2010	2011	2012	2013	2014
ABM Industries Incorporated	$100	$123.2	$113.2	$109.4	$162.5	$167.1
S&P 500 Index	100	116.5	125.9	145.1	184.5	216.4
Russell 2000 Value Index	100	124.4	128.8	147.5	195.9	208.4
This performance graph shall not be deemed to be “soliciting material,” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

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

	Years Ended October 31,
	2014	2013	2012	2011	2010
(in millions, except per share amounts)
Statements of Income Data:
Revenues(1)	$5,032.8	$4,809.3	$4,300.3	$4,246.8	$3,495.7
Operating profit(2)	128.6	119.0	96.6	117.6	108.8
Income from continuing operations	75.6	72.9	62.7	68.7	63.9
Per Share Data:
Net income per common share—Basic	$1.35	$1.33	$1.16	$1.29	$1.23
Net income per common share—Diluted	$1.32	$1.30	$1.14	$1.27	$1.21
Weighted-average common and common equivalent shares outstanding
Basic	56.1	54.9	54.0	53.1	52.1
Diluted	57.1	56.1	54.9	54.1	52.9
Dividends declared per common share	$0.62	$0.60	$0.58	$0.56	$0.54
Statements of Cash Flow Data:
Net cash provided by continuing operating activities(3)	$120.7	$135.3	$148.9	$156.8	$140.7

	As of October 31,
(in millions)	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$2,192.9	$2,119.2	$1,851.2	$1,861.5	$1,548.7
Trade accounts receivable, net of allowances(4)	748.2	690.8	573.6	561.3	450.5
Insurance recoverables(5)	66.4	68.7	64.5	70.6	76.1
Goodwill(6)	904.6	872.4	751.6	750.9	594.0
Other intangible assets, net of accumulated amortization(7)	128.8	144.4	109.1	129.0	65.8
Line of credit(8)	319.8	314.9	215.0	300.0	140.5
Insurance claims	349.7	358.0	343.8	341.4	348.3
(1) Factors affecting comparability of revenues consisted of the following:

•
Revenues in 2013 included $408.1 million associated with our acquisitions on November 1, 2012 consisting of Air Serv Corporation (“Air Serv”), HHA Services, Inc. (“HHA”), and certain assets and liabilities of Calvert-Jones Company, Inc. (“Calvert-Jones”) (collectively, the “November 2012 Acquisitions”).

•	Revenues in 2011 included $512.9 million associated with the December 1, 2010 acquisition of The Linc Group, LLC (“Linc”).
(2) Factors affecting comparability of operating profit consisted of the following:

•
Operating profit in 2013 included operating profit of $14.8 million related to the November 2012 Acquisitions, which consisted of $366.6 million of operating expenses, $16.9 million of selling, general and administrative expenses, and $9.3 million of amortization expense. Additionally, operating profit reflected a $10.6 million adjustment to increase self-insurance reserves related to prior year claims.

•	Operating profit in 2012 reflected $7.8 million in certain legal and settlement fees and a $7.3 million adjustment to increase self-insurance reserves related to prior year claims.

•
Operating profit in 2011 included operating profit of $11.1 million related to the Linc acquisition, which consisted of $417.7 million of operating expenses, $72.7 million of selling, general and administrative expenses, and $11.3 million of amortization expense.

(3) During 2014, 2013, and 2012, cash paid for income taxes, net of refunds received, was $32.9 million, $18.7 million, and $15.5 million, respectively. Cash paid for income taxes has increased as certain tax assets have been substantially utilized.
(4) Trade accounts receivable, net of allowances, increased by $57.5 million on November 1, 2012 as a result of the November 2012 Acquisitions in 2013. Trade accounts receivable, net of allowances, increased by $86.2 million on December 1, 2010 as a result of the Linc acquisition in 2011.
(5) Insurance recoverables represent amounts of insurance claims liabilities for which we expect to be reimbursed by our insurance carriers. Insurance recoverables are included in “Other current assets” and “Other assets” on the accompanying consolidated balance sheets.
(6) Goodwill increased by $117.1 million on November 1, 2012 as a result of the November 2012 Acquisitions in 2013. Goodwill increased by $156.1 million on December 1, 2010 as a result of the Linc acquisition in 2011.
(7) Other intangible assets, net of accumulated amortization, increased by $62.2 million on November 1, 2012 as a result of the November 2012 Acquisitions in 2013. Other intangible assets, net of accumulated amortization, increased by $87.0 million on December 1, 2010 as a result of the Linc acquisition in 2011.
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
Business Overview
ABM is a leading provider of end-to-end integrated facility solutions to thousands of commercial, industrial, institutional, retail, residential, and governmental facilities located primarily throughout the United States. Our comprehensive capabilities include expansive facility solutions, energy solutions, commercial cleaning, maintenance and repair, HVAC, electrical, landscaping, parking, security, and commercial aviation support services, which we provide through stand-alone or integrated solutions.
Strategy
We are making investments in technology, human capital, marketing and sales initiatives, and acquisitions, as well as other areas, to strengthen our position as a leader in integrated facility services, further enabling us to provide end-to-end solutions for the markets we serve. We expect to achieve long-term earnings growth through organic revenue growth and strategic acquisitions while maintaining desirable profit margins and managing our overall costs.
Our strategy is to continue the development of end-to-end solutions for clients through our onsite and mobile operations, which include services to certain vertical markets. In 2013, we further aligned our infrastructure and operations by integrating our Janitorial, Facility Services, Parking, and Security segments under the Onsite Services business. The realignment was designed to continue to improve our long-term growth prospects and provide higher margin opportunities through better delivery of end-to-end services to clients.
Our realignment initiatives are also designed to result in greater synergies from our acquisitions, achieve further integration among our Onsite Services businesses, and decrease operating expenses by streamlining functions and reducing organizational layers. Since the beginning of this realignment in 2013, we realized $10.7 million in savings from these initiatives, $7.9 million of which were achieved in 2014. These initiatives focused on streamlining of redundant management positions and office consolidations in key markets. Additionally, in connection with this realignment, we enhanced our risk management and safety programs during 2014 by (i) increasing emphasis on loss prevention by implementing a unified safety program, (ii) targeting return-to-work initiatives, (iii) making structural changes to our risk management staffing model to ensure that our risk philosophy is implemented and consistently maintained enterprise-wide, (iv) improving our claims management process, and (v) targeting initiatives to reduce related legal expenditures. As a result of these enhancements, our average cost of claims and number of lost time cases measurably improved in 2014; however, we continue to experience unfavorable developments in certain general liability, automobile liability, and workers’ compensation claims in California relating to various years prior to 2014. See “Financial and Operating Summary” for our discussion of findings from our latest actuarial evaluations, and see “Results of Operations” for our discussion of the impacts of these initiatives on our operating results and segment results.

On November 1, 2012, we acquired Air Serv Corporation (“Air Serv”), a provider of facility solutions for airlines, airports, and freight companies, and HHA Services, Inc. (“HHA”), a provider of housekeeping, laundry, patient assist, plant maintenance, and food services to hospitals, healthcare systems, long-term care facilities, and retirement communities. The purchase prices for the Air Serv and HHA acquisitions were $162.9 million and $33.7 million, respectively. These acquisitions allowed us to significantly expand our vertical market expertise in servicing the comprehensive needs of airlines, airport authorities, and healthcare service markets. The operations of Air Serv are primarily included in the Other segment and the operations of HHA are included in the Building & Energy Solutions segment as of the acquisition date. We refer to these acquisitions and the acquisition of certain assets and liabilities of Calvert-Jones Company, Inc. (“Calvert-Jones”) collectively as the “November 2012 Acquisitions.”

Due to ABM’s contracts with the U.S. Government, the timing of congressional approval of the annual federal budget will continue to have an impact on our operations. In addition, we continually monitor and assess the potential impact of U.S. Government policy and strategy changes on our business. While the volume of bid activity and requests for proposals for future awards remain active, our business has experienced, and will continue to experience, delays in new U.S. Government contract awards and in the start dates of currently awarded contracts, early termination of existing contracts, and reversals of contract awards based on protests.

Financial and Operating Summary

•
Revenues increased by $223.5 million during 2014, as compared to 2013. The increase in revenues was attributable to organic growth due to additional revenues from net new business and growth from acquisitions.

•	Operating profit increased by $9.6 million during 2014, as compared to 2013. The increase in operating profit was primarily attributable to:

◦	contributions from organic growth;

◦	savings realized as a result of the realignment of our Onsite Services operational structure;

◦	the impact of certain newly awarded contracts in our Building & Energy Solutions segment; and

◦	enhancements to our risk management and safety programs that favorably impacted our insurance expense.
     The increase in operating profit was partially offset by:

◦
an increase in compensation and related expense primarily as a result of the hiring of additional personnel to support certain growth initiatives throughout the organization, including the addition of certain IT positions since the prior year;

◦	an accrual related to an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator; and

◦
lower margins in connection with certain jobs, including higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize.

•
The effective tax rates on income from continuing operations for 2014 and 2013 were 39.2% and 35.1%, respectively. The effective tax rate for 2014 was higher than the rate for 2013 primarily due to (a) the expiration of the Work Opportunity Tax Credit (“WOTC”) as of December 31, 2013 and (b) the retroactive reinstatement of the WOTC for calendar year 2012, which occurred during the year ended October 31, 2013.

•	Our net cash provided by operating activities was $120.7 million during 2014.

•	During 2014, we purchased 0.8 million shares of our common stock at an average price of $26.2 per share for a total of $20.0 million.

•	Dividends of $34.6 million were paid to shareholders and dividends totaling $0.62 per common share were declared during 2014.

•
As of October 31, 2014, total outstanding borrowings under our line of credit were $319.8 million, and we had up to $365.3 million borrowing capacity under our line of credit, subject to covenant restrictions.

Insurance

•
During 2014, annual actuarial evaluations were performed for the majority of our casualty insurance programs, including those related to certain previously acquired businesses. The impact of the enhancements to our risk management and safety programs was considered as part of the evaluations.

•
For 2014, the evaluations showed that the enhancements to our risk management and safety programs favorably impacted our insurance expense, as our 2014 average cost of claims and number of lost time cases both reflected measurable year-over-year improvements. These conclusions were further supported by a reduction in our 2014 total Occupational Safety and Health Act reportable incidents, which was evidenced by favorable trends during the year.

•
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

•
In California, a jurisdiction in which we maintain a significant presence, the workers’ compensation claims development patterns warranted an unfavorable adjustment to our insurance reserves relating to various years prior to 2014. Conversely, the workers’ compensation loss patterns in states other than California warranted a favorable adjustment relating to various years prior to 2014, which largely offset the adverse development experienced in California. In response to California’s challenging workers’ compensation environment, we have engaged third-party resources to assist us in resolving claims at an accelerated pace, where feasible.

•
After analyzing the recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we reduced our expected reserves for 2014 by $6.2 million in the third quarter of 2014. For years prior to 2014, we increased our expected reserves by $11.5 million during 2014, which was recorded as part of Corporate expenses, consistent with prior periods. Insurance reserve adjustments resulting from periodic actuarial evaluations relating to prior years during 2013 and 2012 were increases to the reserve in the amounts of $10.6 million and $7.3 million, respectively.

Results of Operations

The Year Ended October 31, 2014 Compared with the Year Ended October 31, 2013
Consolidated

	Years ended October 31,
($ in millions)	2014	2013	Increase / (Decrease)
Revenues	$5,032.8	$4,809.3	$223.5	4.6%
Expenses
Operating	4,513.5	4,313.4	200.1	4.6%
Gross margin as a % of revenues	10.3%	10.3%	—
Selling, general and administrative	363.9	348.3	15.6	4.5%
Amortization of intangible assets	26.8	28.6	(1.8)	(6.3)%
Total expenses	4,904.2	4,690.3	213.9	4.6%
Operating profit	128.6	119.0	9.6	8.1%
Income from unconsolidated affiliates, net	6.5	6.3	0.2	3.2%
Interest expense	(10.7)	(12.9)	2.2	(17.1)%
Income before income taxes	124.4	112.4	12.0	10.7%
Provision for income taxes	(48.8)	(39.5)	(9.3)	23.5%
Net income	$75.6	$72.9	$2.7	3.7%
Revenues
Revenues increased by $223.5 million, or 4.6%, during 2014, as compared to 2013. The increase in revenues was primarily attributable to organic growth due to additional revenues from net new business, which contributed $178.3 million of the increase.
Operating Expenses
Operating expenses increased by $200.1 million, or 4.6%, during 2014, as compared to 2013 primarily due to higher salary and related costs resulting from higher revenues. As a percentage of revenues, gross margin remained flat at 10.3% in 2014 and 2013. Gross margins in 2014 benefited from enhancements to our risk management and safety programs that favorably impacted our insurance expense, as our cost of claims and number of lost time cases both reflected measurable year-over-year improvements. Also contributing positively to gross margin was the impact of certain newly awarded contracts in our Building & Energy Solutions segment, which generally have higher gross margins than contracts in our other segments, and savings realized as a result of the realignment of our Onsite Services operational structure. These benefits were partially offset by the impact of lower margins in connection with certain jobs, including higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $15.6 million, or 4.5%, during 2014, as compared to 2013. The increase in selling, general and administrative expenses was primarily related to:

•
a $14.9 million increase in compensation and related expenses, mostly due to the hiring of additional personnel to support certain growth initiatives throughout the organization, including the addition of certain IT positions since the prior year to support these initiatives;

•	the accrual of $3.4 million in connection with an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator;

•
a $3.0 million increase in share-based compensation expense, which was due to the recognition of higher expense relating to awards granted in 2012 through 2014, as compared to awards granted in 2010 and 2009;

•	a $0.5 million increase in costs associated with our re-branding initiative; and

•	a $0.4 million increase in legal fees associated with an internal investigation into a foreign entity previously affiliated with a joint venture.
The increase was partially offset by:

•	a $4.6 million reduction in costs associated with the realignment of our Onsite Services operational structure as a result of realized savings and reduction in restructuring costs; and

•	a $2.7 million decline in depreciation expense, mostly associated with our previously upgraded Enterprise Resource Planning (“ERP”) system.
Provision for Income Taxes
The effective tax rates on income from continuing operations for 2014 and 2013 were 39.2% and 35.1%, respectively. The effective tax rate for 2014 was higher than the rate for 2013 primarily due to (a) the expiration of the WOTC as of December 31, 2013 and (b) the retroactive reinstatement of the WOTC for calendar year 2012, which occurred during the year ended October 31, 2013.

Segment Information
Our reportable segments consist of: Janitorial, Facility Services, Parking, Security, Building & Energy Solutions, and Other.
Effective in the first quarter of 2014, certain operations were transferred between our Janitorial segment and our Air Serv business (the operations of which are reported in our Other segment) to better align activities conducted in the respective segments. The net impact of these changes on the reported results for 2013 was a reclassification of $15.1 million of revenues and $0.8 million of operating profit from our Other segment to our Janitorial segment. Additionally, $3.4 million of sales and marketing costs associated with initiatives to expand our energy and government services were transferred from Corporate to our Building & Energy Solutions segment for 2013. Prior-period segment results have been restated to conform to these changes.
Segment revenues and operating profits for 2014 and 2013 were as follows:

	Years Ended October 31,
($ in millions)	2014	2013	Increase / (Decrease)
Revenues
Janitorial	$2,583.2	$2,480.5	$102.7	4.1%
Facility Services	599.3	609.4	(10.1)	(1.7)%
Parking	616.1	609.1	7.0	1.1%
Security	383.1	381.5	1.6	0.4%
Building & Energy Solutions	483.8	401.5	82.3	20.5%
Other	367.3	326.4	40.9	12.5%
Corporate	—	0.9	(0.9)	(100.0)%
	$5,032.8	$4,809.3	$223.5	4.6%
Operating profit
Janitorial	$144.4	$135.4	$9.0	6.6%
Operating profit as a % of revenues	5.6%	5.5%	0.1%
Facility Services	26.9	27.4	(0.5)	(1.8)%
Operating profit as a % of revenues	4.5%	4.5%	—
Parking	30.9	27.5	3.4	12.4%
Operating profit as a % of revenues	5.0%	4.5%	0.5%
Security	12.5	13.0	(0.5)	(3.8)%
Operating profit as a % of revenues	3.3%	3.4%	(0.1)%
Building & Energy Solutions	23.1	15.3	7.8	51.0%
Operating profit as a % of revenues	4.8%	3.8%	1.0%
Other	12.2	11.8	0.4	3.4%
Operating profit as a % of revenues	3.3%	3.6%	(0.3)%
Corporate	(114.8)	(105.2)	(9.6)	(9.1)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(6.6)	(6.2)	(0.4)	6.5%
	$128.6	$119.0	$9.6	8.1%

Janitorial
	Years Ended October 31,
($ in millions)	2014	2013	Increase
Revenues	$2,583.2	$2,480.5	$102.7	4.1%
Operating profit	144.4	135.4	9.0	6.6%
Operating profit as a % of revenues	5.6%	5.5%	0.1%
Janitorial revenues increased by $102.7 million, or 4.1%, during 2014, as compared to 2013. The increase was primarily attributable to organic growth due to additional revenues from net new business.

Operating profit increased by $9.0 million, or 6.6%, during 2014, as compared to 2013. Operating profit margins increased by 0.1% to 5.6% in 2014 from 5.5% in 2013. Operating profit margins in the current year benefited from enhancements to our risk management and safety programs that favorably impacted our insurance expense and savings realized as a result of the realignment of our Onsite Services operational structure. Offsetting these benefits were higher selling, general and administrative compensation expense due to the hiring of additional personnel to support selling and safety initiatives.

Facility Services
	Years Ended October 31,
($ in millions)	2014	2013	Decrease
Revenues	$599.3	$609.4	$(10.1)	(1.7)%
Operating profit	26.9	27.4	(0.5)	(1.8)%
Operating profit as a % of revenues	4.5%	4.5%	—
Facility Services revenues decreased by $10.1 million, or 1.7%, during 2014, as compared to 2013. The decrease was primarily attributable to contract losses in excess of new business.
Operating profit decreased by $0.5 million, or 1.8%, during 2014, as compared to 2013. Operating profit margins remained flat at 4.5% in 2014 and 2013. Operating profit margins in the current year benefited from the sale of leased vehicles for a certain closed job, enhancements to our risk management and safety programs that favorably impacted our insurance expense, and savings realized as a result of the realignment of our Onsite Services operational structure. Offsetting these benefits were lower margins in connection with certain jobs.

Parking
	Years Ended October 31,
($ in millions)	2014	2013	Increase
Revenues	$616.1	$609.1	$7.0	1.1%
Operating profit	30.9	27.5	3.4	12.4%
Operating profit as a % of revenues	5.0%	4.5%	0.5%
Management reimbursement revenues totaled $306.1 million and $302.4 million for 2014 and 2013, respectively.
Parking revenues increased by $7.0 million, or 1.1%, during 2014, as compared to 2013. The increase was primarily related to increased revenues from existing clients.
Operating profit increased by $3.4 million, or 12.4%, during 2014, as compared to 2013. Operating profit margins increased by 0.5% to 5.0% in 2014 from 4.5% in 2013. The increase in operating profit margins was primarily driven by savings realized as a result of the realignment of our Onsite Services operational structure, enhancements to our risk management and safety programs that favorably impacted our insurance expense, and the collection of previously reserved accounts receivable.

Security
	Years Ended October 31,
($ in millions)	2014	2013	Increase (Decrease)
Revenues	$383.1	$381.5	$1.6	0.4%
Operating profit	12.5	13.0	(0.5)	(3.8)%
Operating profit as a % of revenues	3.3%	3.4%	(0.1)%
Security revenues increased by $1.6 million, or 0.4%, during 2014, as compared to 2013. The increase was primarily attributable to organic growth due to additional revenues from new business, which was partially offset by contract losses and reductions in scope of work from existing clients.
Operating profit decreased by $0.5 million, or 3.8%, during 2014, as compared to 2013. Operating profit margins decreased by 0.1% to 3.3% in 2014 from 3.4% in 2013. The slight decrease in operating profit margins was attributable to lower margins in connection with certain jobs. This decrease was partially offset by enhancements to our risk management and safety programs that favorably impacted our insurance expense, lower legal fees, and savings realized as a result of the realignment of our Onsite Services operational structure.

Building & Energy Solutions
	Years Ended October 31,
($ in millions)	2014	2013	Increase
Revenues	$483.8	$401.5	$82.3	20.5%
Operating profit	23.1	15.3	7.8	51.0%
Operating profit as a % of revenues	4.8%	3.8%	1.0%
Building & Energy Solutions revenues increased by $82.3 million, or 20.5%, during 2014, as compared to 2013. The increase was primarily driven by organic growth resulting from newly awarded contracts, partially offset by fewer new franchise sales in the current year. The increase in revenues also included $25.4 million of contributions from acquisitions.
Operating profit increased by $7.8 million, or 51.0%, during 2014, as compared to 2013. Operating profit margins increased by 1.0% to 4.8% in 2014 from 3.8% in 2013. The increase in operating profit margins is primarily related to the management of our selling, general and administrative expenses and enhancements to our risk management and safety programs that favorably impacted our insurance expense. This increase in operating profit margins was partially offset by higher operating expenses associated with certain new contracts that typically incur higher initial costs until operations normalize and by lower franchise revenues and costs associated with the expansion of new business to the U.S. Government and multi-regional customers.

Other
	Years Ended October 31,
($ in millions)	2014	2013	Increase
Revenues	$367.3	$326.4	$40.9	12.5%
Operating profit	12.2	11.8	0.4	3.4%
Operating profit as a % of revenues	3.3%	3.6%	(0.3)%
Revenues from our Other segment increased by $40.9 million, or 12.5%, during 2014, as compared to 2013. The increase was primarily driven by higher revenues in our U.K. operations resulting from new contract awards and $14.6 million of contributions from an acquisition.
Operating profit increased by $0.4 million, or 3.4%, during 2014, as compared to 2013. Operating profit margins decreased by 0.3% to 3.3% in 2014 from 3.6% in 2013. The decrease in operating profit margins was primarily related to higher operating expenses associated with certain new contracts that typically incur higher initial costs until operations normalize. This decrease was partially offset by enhancements to our risk management and safety programs that favorably impacted our insurance expense and by growth in our U.K. operations.

Corporate
	Years Ended October 31,
($ in millions)	2014	2013	Increase
Corporate expenses	$(114.8)	$(105.2)	$(9.6)	(9.1)%
Corporate expenses increased by $9.6 million, or 9.1%, during 2014, as compared to 2013. The increase in corporate expenses was primarily related to:

•
a $5.3 million increase in compensation and related expenses primarily as a result of adding certain IT positions since the prior year and the hiring of additional personnel to support growth initiatives throughout the organization;

•	the accrual of $3.4 million in connection with an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator;

•
a $3.0 million increase in share-based compensation expense, which was primarily due to the recognition of higher expense relating to awards granted in 2012 through 2014, as compared to awards granted in 2010 and 2009;

•	a $0.9 million year-over-year increase in self-insurance expense related to prior year claims as a result of actuarial valuations completed in 2014;

•	a $0.5 million increase in costs associated with our re-branding initiative; and

•	a $0.4 million increase in legal fees associated with an internal investigation into a foreign entity previously affiliated with a joint venture.
This increase was partially offset by:

•	a $2.6 million decline in depreciation expense, mostly associated with our previously upgraded ERP system; and

•	a $1.2 million decrease in restructuring costs associated with the realignment of our Onsite Services operational structure in 2013.

The Year Ended October 31, 2013 Compared with the Year Ended October 31, 2012

Consolidated

	Years Ended October 31,
($ in millions)	2013	2012	Increase / (Decrease)
Revenues	$4,809.3	$4,300.3	$509.0	11.8%
Expenses
Operating	4,313.4	3,854.4	459.0	11.9%
Gross margin as a % of revenues	10.3%	10.4%	(0.1)%
Selling, general and administrative	348.3	327.8	20.5	6.3%
Amortization of intangible assets	28.6	21.5	7.1	33.0%
Total expenses	4,690.3	4,203.7	486.6	11.6%
Operating profit	119.0	96.6	22.4	23.2%
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	(0.3)	0.3	(100.0)%
Income from unconsolidated affiliates, net	6.3	6.4	(0.1)	(1.6)%
Interest expense	(12.9)	(10.0)	(2.9)	29.0%
Income from continuing operations before income taxes	112.4	92.7	19.7	21.3%
Provision for income taxes	(39.5)	(30.0)	(9.5)	31.7%
Income from continuing operations	72.9	62.7	10.2	16.3%
Loss from discontinued operations, net of taxes	—	(0.1)	0.1	(100.0)%
Net income	$72.9	$62.6	$10.3	16.5%
Revenues
Revenues increased by $509.0 million, or 11.8%, during 2013, as compared to 2012. The increase was primarily related to revenues from the November 2012 Acquisitions, which contributed $408.1 million in 2013. The remaining increase in revenues was primarily attributable to organic growth due to additional revenues from net new business and increased scope of work within the Janitorial, Facility Services, and Security segments, which together contributed $119.8 million in additional revenues in 2013. This increase in revenues was partially offset by the impact of lower sales in the Building & Energy Solutions segment of $18.6 million, excluding revenues related to the HHA and Calvert-Jones acquisitions. This decrease was primarily a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013, the impact of which was partially offset by an increase in revenues from new commercial service and maintenance contracts in 2013, including new bundled energy solutions contracts.
Operating Expenses
Operating expenses increased by $459.0 million, or 11.9%, during 2013, as compared to 2012. The increase in operating expenses was primarily related to the November 2012 Acquisitions. As a percentage of revenues, gross margin decreased by 0.1% to 10.3% in 2013 from 10.4% in 2012. The decrease in gross margin was primarily related to higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize, and higher self-insurance expenses related to prior year claims. This decrease was partially offset by lower salary and related expenses as a result of one less working day in 2013, improved margins on certain contracts as a result of increased tag work, and the termination of certain lower margin contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $20.5 million, or 6.3%, during 2013, as compared to 2012. The increase in selling, general and administrative expenses was primarily related to:

•	$16.9 million of incremental selling, general and administrative expenses of the November 2012 Acquisitions;

•
an $11.3 million increase in compensation and related expenses as a result of investments in new sales and growth initiatives, higher bonuses due to improved performance, and higher share-based compensation expense; the increase in share-based compensation expense resulted from an increase in the value of awards granted in more recent years and a benefit received in 2012 to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants;

•	a $3.8 million increase in restructuring costs associated with the realignment of our Onsite Services operational structure; and

•	a $0.9 million increase in costs associated with our re-branding initiative.
The increase was partially offset by:

•	a $7.5 million reduction in legal fees and costs associated with the settlement of certain legal cases in 2012;

•	a $2.7 million reduction in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•	the absence of a $1.8 million settlement paid in 2012 in exchange for a release from certain restrictive covenants related to a prior divestiture; and

•	$1.7 million lower IT costs as a result of the centralization of our IT datacenters in 2012.
Amortization of Intangible Assets
Amortization of intangible assets increased by $7.1 million, or 33.0%, during 2013, as compared to 2012. The increase was primarily related to the amortization of acquired intangible assets associated with the November 2012 Acquisitions.
Income from Unconsolidated Affiliates, Net
Income from unconsolidated affiliates, net, decreased by $0.1 million, or 1.6%, during 2013, as compared to 2012. The decrease was primarily related to our share of gain recognized in 2012 in connection with property sales completed by one of our investments in a low income housing partnership. This decrease was almost entirely offset by higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government.
Provision for Income Taxes
The effective tax rates for 2013 and 2012 were 35.1% and 32.4%, respectively. The effective tax rate for 2013 was higher than the rate for 2012 due to a tax benefit included in 2012 of $6.9 million related to a re-measurement of certain unrecognized tax benefits and discrete adjustments of $1.9 million for employment-based tax credits. The impact of these benefits was partially offset by discrete tax benefits during 2013 of $4.1 million related to a retroactive reinstatement of federal employment-based tax credits.

Segment Information
The realignment of certain operations between our Janitorial and Other segments in 2014 resulted in prior period segment results being restated to conform to these changes. A reclassification of $3.8 million in revenues and $0.6 million in operating profit, respectively, from our Janitorial segment to our Other segment was made for 2012. Additionally, $2.1 million of sales and marketing costs associated with initiatives to expand our energy and government services were transferred from Corporate to our Building & Energy Solutions segment for 2012.

	Years Ended October 31,
($ in millions)	2013	2012	Increase / (Decrease)
Revenues
Janitorial	$2,480.5	$2,390.6	$89.9	3.8%
Facility Services	609.4	576.1	33.3	5.8%
Parking	609.1	615.1	(6.0)	(1.0)%
Security	381.5	365.9	15.6	4.3%
Building & Energy Solutions	401.5	348.3	53.2	15.3%
Other	326.4	3.8	322.6	NM*
Corporate	0.9	0.5	0.4	80.0%
	$4,809.3	$4,300.3	$509.0	11.8%
Operating profit
Janitorial	$135.4	$135.4	$—	—
Operating profit as a % of revenues	5.5%	5.7%	(0.2)%
Facility Services	27.4	23.1	4.3	18.6%
Operating profit as a % of revenues	4.5%	4.0%	0.5%
Parking	27.5	26.2	1.3	5.0%
Operating profit as a % of revenues	4.5%	4.3%	0.2%
Security	13.0	7.8	5.2	66.7%
Operating profit as a % of revenues	3.4%	2.1%	1.3%
Building & Energy Solutions	15.3	10.2	5.1	50.0%
Operating profit as a % of revenues	3.8%	2.9%	0.9%
Other	11.8	0.6	11.2	NM*
Operating profit as a % of revenues	3.6%	15.8%	(12.2)%
Corporate	(105.2)	(103.3)	(1.9)	(1.8)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(6.2)	(3.4)	(2.8)	82.4%
	$119.0	$96.6	$22.4	23.2%

*	Not meaningful

Janitorial
	Years Ended October 31,
($ in millions)	2013	2012	Increase / (Decrease)
Revenues	$2,480.5	$2,390.6	$89.9	3.8%
Operating profit	135.4	135.4	—	—
Operating profit as a % of revenues	5.5%	5.7%	(0.2)%
Janitorial revenues increased by $89.9 million, or 3.8%, during 2013, as compared to 2012. The increase was primarily attributable to organic growth due to additional revenues from net new business, increases in the scope of work from existing clients, and the impact of additional tag work during 2013.

Operating profit remained consistent at $135.4 million during 2013, as compared to 2012. Operating profit margins decreased by 0.2% to 5.5% in 2013 from 5.7% in 2012. The decrease in operating profit margins was primarily attributable to higher operating expenses from net new business in 2013 that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize. Also negatively impacting margins was the nonrecurrence of an adjustment to the sales allowance reserve in 2012 resulting from sustained improvements in historical and expected credits on client receivables. This decrease was partially offset by lower salary and related expenses as a result of one less working day in 2013 and by lower legal expense and settlement costs.

Facility Services
	Years Ended October 31,
($ in millions)	2013	2012	Increase
Revenues	$609.4	$576.1	$33.3	5.8%
Operating profit	27.4	23.1	4.3	18.6%
Operating profit as a % of revenues	4.5%	4.0%	0.5%
Facility Services revenues increased by $33.3 million, or 5.8%, during 2013, as compared to 2012. The increase was primarily attributable to increase in the scope of work from existing clients and organic growth due to additional revenues from net new business.
Operating profit increased by $4.3 million, or 18.6%, during 2013, as compared to 2012. Operating profit margins increased by 0.5% to 4.5% in 2013 from 4.0% in 2012. The increase in operating profit margins was driven by a reduction in general and administrative expenses in 2013 due to cost control measures.

Parking
	Years Ended October 31,
($ in millions)	2013	2012	(Decrease) / Increase
Revenues	$609.1	$615.1	$(6.0)	(1.0)%
Operating profit	27.5	26.2	1.3	5.0%
Operating profit as a % of revenues	4.5%	4.3%	0.2%
Management reimbursement revenues totaled $302.4 million and $305.7 million for 2013 and 2012, respectively.
Parking revenues decreased by $6.0 million, or 1.0%, during 2013, as compared to 2012. The decrease was primarily related to lower management reimbursement revenues and the termination of certain lower margin contracts that exceeded new business.
Operating profit increased by $1.3 million, or 5.0%, during 2013, as compared to 2012. Operating profit margins increased by 0.2% to 4.5% in 2013 from 4.3% in 2012. The increase in operating profit margins was driven by the termination of certain lower margin contracts. This increase was partially offset by the absence of a legal settlement in 2013 which favorably impacted 2012.

Security
	Years Ended October 31,
($ in millions)	2013	2012	Increase
Revenues	$381.5	$365.9	$15.6	4.3%
Operating profit	13.0	7.8	5.2	66.7%
Operating profit as a % of revenues	3.4%	2.1%	1.3%
Security revenues increased by $15.6 million, or 4.3%, during 2013, as compared to 2012. The increase was primarily attributable to organic growth due to additional revenues from net new business and tag work revenue from existing clients.
Operating profit increased by $5.2 million, or 66.7%, during 2013, as compared to 2012. Operating profit margins increased by 1.3% to 3.4% in 2013 from 2.1% in 2012. The increase in operating profit margins was primarily driven by higher margins on increased tag work in 2013 and continuing reductions in the severity of the workers’ compensation claim pool, which ultimately translated to lower allocated insurance expense for the segment. In addition, operating profit margins were positively impacted in 2013 by a reduction in salary and related expenses due to improved labor management, a reduction in selling, general and administrative expenses due to additional cost control measures, and lower legal fees.

Building & Energy Solutions
	Years Ended October 31,
($ in millions)	2013	2012	Increase
Revenues	$401.5	$348.3	$53.2	15.3%
Operating profit	15.3	10.2	5.1	50.0%
Operating profit as a % of revenues	3.8%	2.9%	0.9%
Building & Energy Solutions revenues increased by $53.2 million, or 15.3%, during 2013, as compared to 2012. Revenues in 2013 included $71.8 million in revenues from the HHA and Calvert-Jones acquisitions on November 1, 2012. Excluding the impact of those acquisitions, revenues decreased by $18.6 million, or 5.3%. This decrease was primarily a result of the comparative mix and timing of certain awarded and completed U.S. Government contracts during 2012 and 2013, the impact of which was partially offset by an increase in revenues from new commercial service and maintenance contracts in 2013, including new bundled energy solutions contracts.
Operating profit increased by $5.1 million, or 50.0%, during 2013, as compared to 2012. Operating profit in 2013 included $2.4 million in operating profit from the HHA and Calvert-Jones acquisitions. Operating profit margins increased by 0.9% to 3.8% in 2013 from 2.9% in 2012. The increase in operating profit margins was primarily related to:

•	increased contribution from higher margin bundled energy solutions and franchise revenues;

•	higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government; and

•	a reduction in general and administrative expenses due to additional cost control measures.
The increase was partially offset by:

•	higher compensation and related expenses as a result of increased headcount to support sales initiatives; and

•	an accelerated method of amortization for recently acquired customer relationships from the HHA and Calvert-Jones acquisitions, which are amortized using the sum-of-the-years’-digits method.

Other
	Years Ended October 31,
($ in millions)	2013	2012	Increase
Revenues	$326.4	$3.8	$322.6	NM*
Operating profit	11.8	0.6	11.2	NM*
Operating profit as a % of revenues	3.6%	15.8%	(12.2)%

*	Not meaningful
Revenues from our Other segment increased by $322.6 million during 2013, as compared to 2012. The increase was primarily attributable to the Air Serv acquisition.
Operating profit increased by $11.2 million during 2013, as compared to 2012. The increase in operating profit was primarily driven by the Air Serv acquisition.

Corporate
	Years Ended October 31,
($ in millions)	2013	2012	Increase
Corporate expenses	$(105.2)	$(103.3)	$(1.9)	(1.8)%

Corporate expenses increased by $1.9 million, or 1.8%, during 2013, as compared to 2012. The increase in corporate expenses was primarily related to:

•	a $3.8 million increase in restructuring costs associated with the realignment of our Onsite Services operational structure;

•
a $3.3 million increase in the self-insurance expense related to prior year claims, primarily as a result of unfavorable developments in certain general liability and workers’ compensation claims during 2013;

•
a $3.1 million increase in share-based compensation expense resulting from an increase in the value of awards granted in more recent years and a benefit received in 2012 to reverse previously recorded share-based compensation expense due to the change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants;

•	a $2.7 million increase in sales and marketing expenses associated with new growth initiatives; and

•	a $0.9 million increase in costs associated with our re-branding initiative.
The increase was partially offset by:

•	a $6.3 million reduction in legal fees and costs associated with the settlement of certain legal cases in 2012;

•	a $2.7 million reduction in legal fees and other costs associated with an internal investigation into a foreign entity previously affiliated with a joint venture;

•	the absence of a $1.8 million settlement paid in 2012 in exchange for a release from certain restrictive covenants in connection with a prior divestiture; and

•	$1.7 million lower IT costs as a result of the centralization of our IT datacenters in 2012.

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
As of October 31, 2014, the total outstanding amounts under our line of credit in the form of cash borrowings and standby letters of credit were $319.8 million and $114.9 million, respectively. As of October 31, 2014, we had up to $365.3 million borrowing capacity under our line of credit. Our ability to draw down available capacity under our line of credit is subject to, and is limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under our line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of October 31, 2014, we were in compliance with all these covenants and expect to be in compliance in the foreseeable future.
Share Repurchases
On September 5, 2012, our Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. Under this repurchase program, we may purchase our common shares from time to time in open market purchases or privately negotiated transactions and may make all or part of the purchases pursuant to Rule 10b5-1 plans. The repurchase program may be suspended or discontinued at any time without notice. During 2014, we purchased 0.8 million shares of our common stock at an average price of $26.2 per share for a total of $20.0 million. Any repurchased shares are retired and returned to an authorized but unissued status.

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

	Years Ended October 31,
(in millions)	2014	2013	2012
Net cash provided by operating activities	$120.7	$135.3	$150.6
Net cash used in investing activities	(82.0)	(225.9)	(29.8)
Net cash (used in) provided by financing activities	(34.6)	79.7	(103.8)
Operating Activities
Net cash provided by operating activities decreased by $14.6 million during 2014, as compared to 2013. The decrease was primarily related to higher cash taxes paid that was mostly related to the prior utilization of certain tax assets and the timing of payroll payments. This decrease was partially offset by the timing of client receivable collections.
Net cash provided by operating activities decreased by $15.3 million during 2013, as compared to 2012. The decrease was primarily related to the timing of client receivable collections.
Investing Activities
Net cash used in investing activities decreased by $143.9 million during 2014, as compared to 2013. The decrease was primarily related to $48.2 million cash paid, net of cash acquired, for acquisitions made during 2014, as compared to $199.3 million cash paid, net of cash acquired, for acquisitions made during 2013.
Net cash used in investing activities increased by $196.1 million during 2013, as compared to 2012. The increase was primarily related to $199.3 million cash paid, net of cash acquired, for acquisitions made during 2013. The increase was partially offset by the redemption of an auction rate security of $5.0 million in 2013.
Financing Activities
Net cash used in financing activities increased by $114.3 million during 2014, as compared to 2013. The increase was primarily related to $178.1 million higher repayment of borrowings from our line of credit in 2014 and a $20.0 million increase in cash used for common stock repurchases. This decrease was partially offset by an $83.1 million increase in borrowings from our line of credit.
Net cash provided by financing activities increased by $183.5 million during 2013, as compared to 2012. The increase was related to a $184.9 million increase in net cash borrowings from our line of credit primarily due to the financing of the November 2012 Acquisitions.
Dividends
On December 8, 2014, we announced a quarterly cash dividend of $0.160 per share on our common stock, payable on February 2, 2015. We declared a quarterly cash dividend on our common stock during every quarter during 2014, 2013, and 2012. The total annual dividends paid in 2014, 2013, and 2012 were $34.6 million, $32.9 million, and $31.3 million, respectively.

Contractual Obligations
As of October 31, 2014, our future contractual obligations, other long-term liabilities, and commercial commitments were as follows:

(in millions)	Payments Due By Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	2020 and thereafter
Operating leases(1)	$266.7	$77.7	$101.7	$55.0	$32.3
Capital leases(1)	2.8	2.0	0.8	—	—
Information technology service agreements(2)	17.2	7.9	9.3	—	—
	$286.7	$87.6	$111.8	$55.0	$32.3

	Payments Due By Period
Other Long-Term Liabilities	Total	2015	2016-2017	2018-2019	2020 and thereafter
Benefit obligations(3)	$31.9	$3.7	$5.2	$5.2	$17.8
Contingent consideration liability(4)	1.5	—	1.5	—	—
	$33.4	$3.7	$6.7	$5.2	$17.8

	Amounts of Commitment Expiration Per Period
Commercial Commitments	Total	2015	2016-2017	2018-2019	2020 and thereafter
Borrowings under line of credit(5)	$319.8	$—	$—	$319.8	$—
Fixed interest related to interest rate swaps(6)	1.0	0.7	0.3	—	—
Standby letters of credit(7)	114.9	—	—	114.9	—
Surety bonds(8)	339.7	302.6	36.9	0.2	—
	775.4	303.3	37.2	434.9	—
Total	$1,095.5	$394.6	$155.7	$495.1	$50.1

(1) Reflects our contractual obligations to make future payments under non-cancelable operating and capital lease agreements for various facilities, vehicles, and other equipment. Our capital lease obligation includes total imputed interest of $0.1 million.

(2) Reflects our contractual obligations to make future payments for outsourced services and licensing costs pursuant to our information technology agreements.
(3) Reflects future expected payments relating to our defined benefit, postretirement, and deferred compensation plans. These amounts were calculated using the same assumptions used to measure our benefit obligation as of October 31, 2014. This expectation is based upon expected future service.
Our union-sponsored multiemployer defined benefit pension and other postretirement benefit plans are not included in these amounts as these plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions made to these plans were $282.9 million, $264.2 million, and $255.4 million in 2014, 2013, and 2012, respectively.
(4) Reflects the undiscounted value of our contingent consideration liability incurred in connection with an acquisition made in 2013. See Note 4, “Acquisitions,” and Note 5, “Fair Value of Financial Instruments,” in the Financial Statements for additional disclosure related to our contingent consideration liability.
(5) Borrowings under our line of credit are presented at face value.
(6) Our estimates of future interest payments are calculated based on our hedged borrowings under our line of credit, using the fixed rates under our interest rate swap agreements for the applicable notional amounts. See Note 10, “Line of Credit,” in the Financial Statements for additional disclosure related to our interest rate swaps. We exclude interest payments on our remaining borrowings from these amounts because the cash outlay for the interest is unknown and cannot be reliably estimated as all of the debt is under a revolving credit facility. The interest payments on these remaining borrowings will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time.
(7) We had $114.9 million of standby letters of credit as of October 31, 2014, primarily related to our general liability, automobile, property damage, and workers’ compensation insurance programs.
(8) We use surety bonds, principally performance, payment, and insurance bonds, related to contractual obligations in the normal course of business and to collateralize self-insurance obligations. These bonds typically remain in force for one to five years and may include optional renewal periods. At October 31, 2014, outstanding surety bonds totaled $339.7 million, of which $6.9 million have an effective date starting after October 31, 2014. We do not believe that these bonds will be drawn upon by the beneficiaries.
In addition to the information provided above, as of October 31, 2014, our total liability for unrecognized tax benefits was $53.7 million. The resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty, and therefore we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. In addition, certain of these matters may not require cash settlements due to the exercise of credits and net operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.
Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include indemnification obligations with respect to letters of credit, primarily used for our general liability, automobile, property damage, and workers’ compensation insurance programs, and surety bonds, primarily used as security against non-performance in the normal course of business. At October 31, 2014, the outstanding letters of credit and surety bonds approximated $454.6 million, of which $6.9 million have an effective date starting after October 31, 2014. None of these arrangements have a material current effect, or are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
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

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make certain estimates that affect the reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and various other assumptions that are believed to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. The current economic environment and U.S. Government policy and their potential effect on us and our clients have combined to increase the uncertainty inherent in such estimates and assumptions. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our financial statements.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to provide for losses on accounts receivable due to a client’s inability to pay. The allowance is estimated based on the historical rate of credit losses or write-offs, specific client concerns, and known or expected trends.

The determination of our allowance for doubtful accounts contains uncertainties because it requires our management to make assumptions and apply judgment about future uncollectible accounts. Actual write-offs and adjustments could differ from the allowance estimates due to unanticipated changes in the business environment as well as factors and risks associated with specific clients. In addition, changes in the financial condition of our clients or adverse developments in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance.

We have not made any changes in the accounting methodology used to record our allowance for doubtful accounts during the past three years.

A 10% difference in our allowance for doubtful accounts as of October 31, 2014 would have affected net income by approximately $0.4 million during 2014.

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

Incorrect estimation of useful lives may result in inaccurate depreciation and amortization charges over future periods leading to future impairment. In addition, our impairment evaluations require us to apply judgment in determining whether a triggering event has occurred, including the evaluation of whether it is more likely than not that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life. Any impairment loss calculations would require us to apply judgment in estimating expected future cash flows, including estimated sales, margin, and controllable expenses, and assumptions about market performance for operating locations, and estimated selling prices or lease rates for locations identified for closure. We also apply judgment in estimating asset fair values, including the selection of an appropriate discount rate for fair values determined using an income approach.

We have not made any changes in the accounting methodology used to evaluate the impairment of long-lived assets during the last three years.

Additionally, we have not made any changes to estimated useful lives of our long-lived assets.

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

The valuation of our reporting units requires significant judgment in evaluation of, among other factors, recent indicators of market activity and estimated future cash flows, discount rates, and other factors. Our impairment analyses contain inherent uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.

We have not made any changes in the accounting methodology used to evaluate impairment of goodwill during the last three years other than the creation of new reporting units relative to our acquisition of Air Serv and our segment realignment in 2013.

As of October 31, 2014, we had $904.6 million of goodwill. Our goodwill is included in the following segments:

$488.4 million - Janitorial

$72.6 million - Facility Services

$69.2 million - Parking

$49.9 million - Security

$137.4 million - Building & Energy Solutions

$87.1 million - Other

A goodwill impairment analysis was performed for each of our reporting units as of August 1, 2014, which indicated that the implied fair value of each of our reporting units was substantially in excess of its carrying value. Therefore, the second step was not necessary. A 10% decrease in the estimated fair value of our reporting units would not result in a goodwill impairment.

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

With the assistance of third-party professionals, we periodically review our estimate of ultimate losses for “incurred but not reported” claim costs and adjust our required self-insurance reserves as appropriate. As part of this evaluation, we review the status of existing and new claim reserves as established by our third-party claims administrators.

Our third-party administrators establish the case reserves based upon known factors related to the type and severity of the claims, demographic factors, legislative matters, and case law, as appropriate. We compare actual trends to expected trends and monitor claims developments. The specific case reserves estimated by the third-party administrators are provided to an actuary who assists us in projecting an actuarial estimate of the overall ultimate losses for our self-insured or high deductible programs, which includes the case reserves plus an actuarial estimate of reserves required for additional developments including “incurred but not reported” claim costs. We utilize the independent third-party administrator’s actuarial point estimate, reviewed by our management, to adjust our carried self-insurance reserves.

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

After analyzing the recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we reduced our expected reserves for 2014 claims by $6.2 million in the third quarter of 2014. For years prior to 2014, the analysis showed unfavorable developments in our insurance claims, and as a result we increased our expected reserves by $11.5 million.

It is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our projected ultimate losses would have affected net income by approximately $20.5 million for 2014.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Revenue Recognition

We earn revenue under various types of service contracts. In all forms of service provided by us, revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. The various types of service contracts are described below.

Monthly Fixed-Price Arrangements
These arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term. A variation of a fixed-price arrangement is a square-foot arrangement, under which monthly billings are based on the actual square footage serviced.

Cost-Plus Arrangements
These arrangements are contracts in which the clients reimburse us for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges, and other expenses associated with the contracted work, plus a profit margin.

Transaction-Price Arrangements
Transaction-price arrangements are agreements in which the clients are billed for each transaction performed on a monthly basis (e.g., wheelchair passengers served, aircrafts cleaned).

Tag Services
Tag work generally consists of supplemental services requested by clients outside of the standard service specification. Examples are cleanup after tenant moves, construction cleanup, flood cleanup, snow removal, and extermination services.

Fixed-Price Repair and Refurbishment Arrangements
Revenue is recognized on certain fixed-price repair and refurbishment arrangements using the percentage-of-completion method of accounting, most often based on the cost-to-cost method. Under the percentage-of-completion method, revenues are recognized as the work progresses. The percentage of work completed is determined principally by comparing the actual costs incurred to date with the current estimate of total costs to complete.

For our service contracts, the determination of the sales allowance contains uncertainties because it requires our management to make assumptions and apply judgment about the amount and timing of unknown billing errors and disputes.

For certain fixed-price repair and refurbishment arrangements for which we recognize revenue under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including:
(1) engineering progress;
(2) achievement of milestones;
(3) incentives;
(4) labor productivity; and
(5) cost estimates.

Such estimates are based on various professional judgments made with respect to those factors and are subject to change as each project proceeds and new information becomes available.

For contracts where the percentage-of-completion method is used to recognize revenue, if actual cost estimates differ from our assumptions, the amount of revenue and the related gross profit recognized will also fluctuate. As the fixed-price repair and refurbishment revenue represents a small portion of our total revenue, any revisions to our estimated costs would not have a significant impact on revenue or operating profit.

We have not made any changes in the accounting methodology used to record our sales allowance or to recognize revenue under the percentage-of-completion method during the past three years.

A 10% difference in our sales allowance as of October 31, 2014 would have affected net income by approximately $0.2 million during 2014.

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

Parking Reimbursement
One type of arrangement within our Parking business is a managed location arrangement, whereby we manage the underlying parking facility for the owner in exchange for a management fee. For these arrangements, we pass through revenues and expenses from managed locations to the facility owner under the terms and conditions of the contract. We report revenues and expenses, in equal amounts, for costs reimbursed from our managed locations.

In connection with our service contracts, we make estimates for potential future losses on client receivables resulting from client credits, which are recorded as a reduction in revenues and an increase to the allowance for billing adjustments. Credits can result from client vacancy discounts, job cancellations, property damage, and other items. Our sales allowance estimate is based on an analysis of the historical rate of sales adjustments (credit memos, net of re-bills) and considers known current or expected trends.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Income Taxes

We estimate total income tax expense based on domestic and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting, and available credits and incentives.

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse.

Valuation allowances are recorded when, in the opinion of our management, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized.

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

Our loss contingencies contain uncertainties because they depend on estimates and judgments regarding projected outcomes and range of loss. The determination of current reserves requires estimates and judgments related to future changes in facts and circumstances, differing interpretations of the law, assessments of the amount of damages, and other factors beyond our control.

We have not made any changes in the accounting methodology used to establish our loss contingencies during the past three years.

Our management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $98.8 million, including the possible $94.2 million impact of the Augustus case. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material.

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
In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. In situations where the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. We will adopt ASU 2013-11 on November 1, 2014. We do not expect the adoption of these new presentation requirements to have a material impact on our consolidated financial position, results of operations, or cash flows.

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
Interest Rate Risk
Line of Credit
Our exposure to interest rate risk primarily relates to our variable rate borrowings under our $800.0 million five-year syndicated line of credit that expires in December 2018. At October 31, 2014, we had $319.8 million of outstanding LIBOR-based borrowings under our line of credit. We anticipate borrowing similar amounts for periods of one day to three months. A hypothetical 1.0% increase in interest rates would have added additional interest expense of $2.0 million on the average outstanding borrowings under our line of credit, net of the interest rate swap agreements, during 2014. See Note 10, “Line of Credit,” in the Financial Statements for additional information regarding our line of credit.
Interest Rate Swaps
At October 31, 2014, we were a counterparty to five interest rate swap agreements totaling an underlying aggregate notional amount of $155.0 million, pursuant to which we receive variable interest payments based on LIBOR and pay fixed interest on such amounts, at rates ranging from 0.44% to 0.47%. These interest rate swap agreements, which are intended to hedge the interest rate risk associated with our LIBOR-based borrowings under our line of credit, mature between March 2016 and April 2016. The swaps were designated and accounted for as cash flow hedges from inception.
As of both October 31, 2014 and 2013, the fair values of the interest rate swap liabilities were $0.2 million and were included in “Other liabilities” on the accompanying consolidated balance sheets. The effective portion of the derivatives’ mark-to-market gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into earnings when the hedged transactions occur and affect earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The amount recorded in accumulated other comprehensive loss is $0.2 million ($0.1 million, net of taxes) at October 31, 2014. See Note 10, “Line of Credit,” in the Financial Statements for additional information regarding our interest rate swaps.
Investment in Auction Rate Securities
At October 31, 2014, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million, an adjusted cost basis of $13.0 million, and an estimated fair value of $13.0 million. The investments are not subject to material interest rate risk. These auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days based on spreads to a base rate (i.e., LIBOR). Auctions for these securities have not occurred since August 2007. A hypothetical 1.0% increase in interest rates during 2014 would have added approximately $0.2 million of additional interest income. See Note 6, “Auction Rate Securities,” in the Financial Statements for additional information regarding our auction rate securities.
Exchange Rate Risk
Substantially all of our operations are conducted in the United States and, as such, are not subject to material foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
ABM Industries Incorporated:
We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries (“the Company”) as of October 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedule II. We have also audited the Company’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, the related financial statement Schedule II, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement Schedule II and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, ABM Industries Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
/s/ KPMG LLP
New York, New York
December 17, 2014

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
(in millions, except share and per share amounts)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$36.7	$32.6
Trade accounts receivable, net of allowances of $10.6 and $10.2 at October 31, 2014 and 2013, respectively	748.2	690.8
Prepaid expenses	65.5	64.7
Deferred income taxes, net	46.6	47.1
Other current assets	30.2	29.4
Total current assets	927.2	864.6
Other investments	32.9	32.3
Property, plant and equipment, net of accumulated depreciation of $138.6 and $127.5 at October 31, 2014 and 2013, respectively	83.4	77.2
Other intangible assets, net of accumulated amortization of $142.9 and $115.5 at October 31, 2014 and 2013, respectively	128.8	144.4
Goodwill	904.6	872.4
Other assets	116.0	128.3
Total assets	$2,192.9	$2,119.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$175.9	$157.3
Accrued compensation	131.2	138.4
Accrued taxes—other than income	29.4	25.7
Insurance claims	80.0	84.6
Income taxes payable	2.0	0.1
Other accrued liabilities	107.9	102.4
Total current liabilities	526.4	508.5
Noncurrent income taxes payable	53.7	50.4
Line of credit	319.8	314.9
Deferred income tax liability, net	16.4	13.1
Noncurrent insurance claims	269.7	273.4
Other liabilities	38.1	41.4
Total liabilities	1,224.1	1,201.7
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,691,350 and 55,477,813 shares issued and outstanding at October 31, 2014 and 2013, respectively	0.6	0.6
Additional paid-in capital	274.1	261.8
Accumulated other comprehensive loss, net of taxes	(2.8)	(1.7)
Retained earnings	696.9	656.8
Total stockholders’ equity	968.8	917.5
Total liabilities and stockholders’ equity	$2,192.9	$2,119.2
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31,
(in millions, except per share amounts)	2014	2013	2012
Revenues	$5,032.8	$4,809.3	$4,300.3
Expenses
Operating	4,513.5	4,313.4	3,854.4
Selling, general and administrative	363.9	348.3	327.8
Amortization of intangible assets	26.8	28.6	21.5
Total expenses	4,904.2	4,690.3	4,203.7
Operating profit	128.6	119.0	96.6
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	—	(0.3)
Income from unconsolidated affiliates, net	6.5	6.3	6.4
Interest expense	(10.7)	(12.9)	(10.0)
Income from continuing operations before income taxes	124.4	112.4	92.7
Provision for income taxes	(48.8)	(39.5)	(30.0)
Income from continuing operations	75.6	72.9	62.7
Loss from discontinued operations, net of taxes	—	—	(0.1)
Net income	$75.6	$72.9	$62.6
Net income per common share
Basic	$1.35	$1.33	$1.16
Diluted	$1.32	$1.30	$1.14
Weighted-average common and common equivalent shares outstanding
Basic	56.1	54.9	54.0
Diluted	57.1	56.1	54.9
Dividends declared per common share	$0.62	$0.60	$0.58
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended October 31,
	2014			2013			2012
(in millions)	Pre-tax amounts	Tax (benefit) / expense	After-tax amounts	Pre-tax amounts	Tax expense / (benefit)	After-tax amounts	Pre-tax amounts	Tax expense / (benefit)	After-tax amounts
Net income			$75.6			$72.9			$62.6
Other comprehensive (loss) income:
Unrealized gains on auction rate securities:
Unrealized gains on auction rate securities	$—	$—	$—	$0.2	$0.1	$0.1	$2.1	$0.9	$1.2
Reclassification adjustment for credit losses recognized in earnings	—	—	—	—	—	—	0.3	0.1	0.2
Net unrealized gains on auction rate securities	—	—	—	0.2	0.1	0.1	2.4	1.0	1.4
Unrealized (losses) gains on interest rate swaps:
Unrealized losses arising during the period	(0.5)	(0.2)	(0.3)	(0.4)	(0.2)	(0.2)	(0.1)	—	(0.1)
Reclassification adjustment for loss included in interest expense	0.5	0.2	0.3	0.5	0.2	0.3	0.1	—	0.1
Net unrealized gains on interest rate swaps	—	—	—	0.1	—	0.1	—	—	—
Foreign currency translation	(1.3)	—	(1.3)	(0.2)	—	(0.2)	(0.1)	—	(0.1)
Defined and postretirement benefit plans adjustments:
Actuarial gains (losses) arising during the current year	0.2	0.1	0.1	0.7	0.3	0.4	(1.6)	(0.7)	(0.9)
Reclassification adjustment for amortization of actuarial losses	0.1	—	0.1	0.1	0.1	—	0.1	0.1	—
Reclassification adjustment for settlement losses	0.1	0.1	—	0.1	—	0.1	0.1	—	0.1
Net defined and postretirement benefit plans adjustments	0.4	0.2	0.2	0.9	0.4	0.5	(1.4)	(0.6)	(0.8)
Total other comprehensive (loss) income	$(0.9)	$0.2	$(1.1)	$1.0	$0.5	$0.5	$0.9	$0.4	$0.5
Comprehensive income			$74.5			$73.4			$63.1
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended October 31,
	2014		2013		2012
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock:
Balance, beginning of year	55.5	$0.6	54.4	$0.6	53.3	$0.6
Stock issued under employee stock purchase and share-based compensation plans	1.0	—	1.1	—	1.1	—
Repurchase of common stock	(0.8)	—	—	—	—	—
Balance, end of year	55.7	0.6	55.5	0.6	54.4	0.6
Additional Paid-in Capital
Balance, beginning of year		261.8		234.6		211.4
Stock issued under employee stock purchase and share-based compensation plans (including incremental tax benefit)		16.0		13.9		13.0
Share-based compensation expense		16.3		13.3		10.2
Repurchase of common stock		(20.0)		—		—
Balance, end of year		274.1		261.8		234.6
Accumulated Other Comprehensive Loss, net of taxes:
Balance, beginning of year		(1.7)		(2.2)		(2.7)
Other comprehensive (loss) income		(1.1)		0.5		0.5
Balance, end of year		(2.8)		(1.7)		(2.2)
Retained Earnings:
Balance, beginning of year		656.8		617.4		586.6
Net income		75.6		72.9		62.6
Dividends:
Common stock		(34.6)		(32.9)		(31.3)
Stock issued under share-based compensation plans		(0.9)		(0.6)		(0.5)
Balance, end of year		696.9		656.8		617.4
Total Stockholders’ Equity		$968.8		$917.5		$850.4
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
(in millions)	2014	2013	2012
Cash flows from operating activities:
Net income	$75.6	$72.9	$62.6
Loss from discontinued operations, net of taxes	—	—	0.1
Income from continuing operations	75.6	72.9	62.7
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	57.3	60.4	50.9
Deferred income taxes	2.2	12.5	9.8
Share-based compensation expense	16.3	13.3	10.2
Provision for bad debt	3.2	2.8	2.6
Discount accretion on insurance claims	0.4	0.5	0.7
Auction rate security credit loss impairment	—	—	0.3
Gain on sale of assets	(1.2)	(0.2)	(2.0)
Income from unconsolidated affiliates, net	(6.5)	(6.3)	(6.4)
Distributions from unconsolidated affiliates	5.6	3.0	5.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(43.4)	(56.8)	(14.5)
Prepaid expenses and other current assets	(4.9)	6.3	(10.1)
Other assets	14.2	2.3	14.5
Income taxes payable	8.3	8.7	4.5
Other liabilities	(1.4)	(5.1)	(1.6)
Insurance claims	(8.7)	3.9	1.7
Trade accounts payable and other accrued liabilities	3.7	17.1	19.8
Total adjustments	45.1	62.4	86.2
Net cash provided by continuing operating activities	120.7	135.3	148.9
Net cash provided by discontinued operating activities	—	—	1.7
Net cash provided by operating activities	120.7	135.3	150.6
Cash flows from investing activities:
Additions to property, plant and equipment	(37.4)	(32.6)	(28.0)
Proceeds from sale of assets and other	3.6	1.2	4.2
Purchase of businesses, net of cash acquired	(48.2)	(199.3)	(6.0)
Investments in unconsolidated affiliates	—	(0.2)	—
Proceeds from redemption of auction rate security	—	5.0	—
Net cash used in investing activities	(82.0)	(225.9)	(29.8)
Cash flows from financing activities:
Proceeds from exercises of stock options	10.0	13.3	12.5
Incremental tax benefit from share-based compensation awards	5.1	—	—
Repurchases of common stock	(20.0)	—	—
Dividends paid	(34.6)	(32.9)	(31.3)
Deferred financing costs paid	(1.2)	—	—
Borrowings from line of credit	1,089.1	1,006.0	773.0
Repayment of borrowings from line of credit	(1,084.2)	(906.1)	(858.0)
Changes in book cash overdrafts	6.6	2.9	—
Repayment of capital lease obligations	(5.4)	(3.5)	—
Net cash (used in) provided by financing activities	(34.6)	79.7	(103.8)
Net increase (decrease) in cash and cash equivalents	4.1	(10.9)	17.0
Cash and cash equivalents at beginning of year	32.6	43.5	26.5
Cash and cash equivalents at end of year	$36.7	$32.6	$43.5
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended October 31,
(in millions)	2014	2013	2012
Supplemental data:
Cash paid for income taxes, net of refunds received	$32.9	$18.7	$15.5
Interest paid on line of credit	6.2	7.7	5.3
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY AND NATURE OF OPERATIONS
ABM Industries Incorporated, together with its consolidated subsidiaries (hereinafter collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of end-to-end integrated facility solutions to thousands of commercial, industrial, institutional, retail, residential, and governmental facilities located primarily throughout the United States. Our comprehensive capabilities include expansive facility solutions, energy solutions, commercial cleaning, maintenance and repair, HVAC, electrical, landscaping, parking, security, and commercial aviation support services, which we provide through stand-alone or integrated solutions. The Company was reincorporated in Delaware on March 19, 1985, as the successor to a business founded in California in 1909.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements and accompanying notes (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Prior year amounts have been reclassified to conform with current year presentation for segment reporting. See Note 16, “Segment and Geographic Information,” for more details. In addition, certain amounts in the prior year consolidated balance sheet and consolidated statements of cash flows have been reclassified to conform to the current year presentation. Unless otherwise noted, all references to years are to our fiscal year, which ends on October 31.
Principles of Consolidation
The Financial Statements include the accounts of ABM and all of our consolidated subsidiaries. The Financial Statements also include ABM’s investments in unconsolidated affiliates, as discussed in the following significant accounting policies. These investments are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires our management to make certain estimates that affect the reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and various other assumptions that are believed to be reasonable under the circumstances based on information available as of the date of the issuance of these Financial Statements. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Significant Accounting Policies
Cash and Cash Equivalents
We consider all investments purchased with an original maturity of three months or less to be cash and cash equivalents. We present the change in book cash overdrafts (i.e., negative book cash balances that have not been presented to the bank for payment) as cash flows from financing activities.

Trade Accounts Receivable

Trade accounts receivable arise from services provided to our clients and are generally due and payable on terms varying from receipt of the invoice to net ninety days, excluding receivables from U.S. Government contracts, which generally have longer collection periods. Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest.

Allowance for Doubtful Accounts

We determine the past due status of trade accounts receivable based on contractual terms with each client. We evaluate the collectability of accounts receivable and determine the appropriate allowance for doubtful accounts based on a variety of factors, including an analysis of the historical rate of credit losses or write-offs, specific client concerns, and known or expected trends. Our trade accounts receivable are reserved once an account is deemed uncollectible or after a period of twelve months, whichever is earlier, unless our management believes such amounts will ultimately be collectible. We do not believe that we have any material exposure due to either industry or regional concentrations of credit risk. Further, no client accounted for more than 10% of our consolidated revenues during 2014, 2013, or 2012.

Sales Allowance
Our sales allowance is an estimate for potential future losses on client receivables resulting from client credits. Our sales allowance is recorded as a reduction in revenues and an increase to the allowance for billing adjustments. Credits can result from client vacancy discounts, job cancellations, property damage, and other items. Our sales allowance estimate is based on an analysis of the historical rate of sales adjustments (credit memos, net of re-bills) and considers known current or expected trends.
Other Current Assets
At October 31, 2014 and 2013, other current assets primarily consisted of short-term insurance recoverables and other receivables.
Other Investments
At October 31, 2014 and 2013, other investments primarily consisted of investments in unconsolidated affiliates and investments in auction rate securities.
Investments in Unconsolidated Affiliates
We own non-controlling interests (generally 20% to 50%) in certain affiliated entities that predominantly provide facility solutions to governmental and commercial clients, primarily in the United States and the Middle East. We account for such investments under the equity method of accounting. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The differences between the carrying amounts and the estimated fair values of equity method investments are recognized as an impairment loss when the loss is deemed to be other-than-temporary. At October 31, 2014 and 2013, our investments in unconsolidated affiliates were $19.0 million and $18.0 million, respectively. We did not have any impairment losses in 2014, 2013, or 2012.
Investments in Auction Rate Securities
Our investments in auction rate securities are classified as available for sale. Accordingly, auction rate securities are presented at fair value with unrealized gains and losses excluded from earnings and included in accumulated other comprehensive loss (“AOCL”). Declines in the fair value of available-for-sale securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings. The credit loss component of an other-than-temporary impairment (“OTTI”) is recorded in earnings in the period identified.
We estimate the fair values utilizing a discounted cash flow model, which considers, among other factors, assumptions about: (1) the underlying collateral; (2) credit risks associated with the issuer; (3) contractual maturity; (4) credit enhancements associated with financial insurance guarantees, if any; and (5) assumptions about when, if ever, the security might be re-financed by the issuer or have a successful auction. We have classified all our auction rate security investments as noncurrent as we do not reasonably expect to liquidate the securities for cash within the next twelve months.
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
Our determination of whether an OTTI represents a credit loss is based upon the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security. Significant assumptions include, but are not limited to: (1) default rates for the security and the mono-line insurer, if any (which are based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents our view of when market efficiencies for securities may be restored). Adverse changes in any of these factors could result in additional declines in fair value and further OTTIs in the future. See Note 6, “Auction Rate Securities,” for additional information.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation expense includes depreciation of assets under capital leases. Assets under capital leases and leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining lease term. Depreciation is determined for financial reporting purposes by using the straight-line method over the following estimated useful lives:

Years
Computer equipment and software	3–5
Machinery and other equipment	3–5
Transportation equipment	1.5–10
Buildings	10–40
Furniture and fixtures	5
    Repairs and maintenance are charged directly to expense as they are incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.
When assets are sold or retired, their cost and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in the consolidated financial statements.
Leases
We enter into various noncancelable lease agreements for premises and equipment used in the normal course of business. We evaluate the lease agreement at the inception of the lease to determine whether the lease is an operating or capital lease. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options exercisable at our option. For operating leases, when such items are included in a lease agreement, we record rent expense evenly over the term of the lease. For operating leases with renewal options, we generally record rent expense on a straight-line basis over the initial noncancelable lease term. Capital leases are recorded as an asset and an obligation at an amount that is equal to the present value of the minimum lease payments over the lease term.

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
Other Intangible Assets
Other intangible assets primarily consist of acquired customer contracts and relationships that are amortized using the sum-of-the-years’-digits method over their useful lives, consistent with the estimated useful life considerations used in the determination of their fair values. The accelerated method of amortization reflects the pattern in which the economic benefits of the customer contracts and relationships intangible assets are expected to be realized. Other non-customer acquired intangibles are amortized using a straight-line method of amortization.
Impairment of Long-Lived Assets and Costs Associated With Exit Activities
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment is recorded for the excess of the carrying amount over the estimated fair value. The present value of costs associated with abandoned facilities, primarily future lease costs (net of expected sublease income), are charged to earnings when we have ceased using the specific location or when we terminate a lease contract in accordance with contractual terms.
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
Other Assets

At October 31, 2014 and 2013, other assets primarily consisted of long-term insurance recoverables, insurance and other long-term deposits, prepayments to carriers for future insurance claims, and other long-term receivables.
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
Acquisitions
On the date of acquisition, the assets acquired and liabilities assumed are recorded at their estimated fair values. The excess of the purchase price over the amount allocated to the identifiable assets acquired and liabilities assumed is recorded as goodwill. The operating results generated by the acquired businesses are included in the consolidated statements of income from their respective dates of acquisition. Acquisition-related costs are expensed as incurred.
Our acquisitions may include contingent consideration that requires us to recognize the fair value of the estimated contingency at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid or received under contingent consideration arrangements are recognized in the accompanying consolidated statements of income. Amounts paid or received in excess of the amount recorded on the acquisition date are classified as operating activity cash flows, because the difference has entered into the determination of net income. Payments not exceeding the acquisition-date fair value of a contingent consideration liability arrangement are classified as cash flows used in financing activities.
Insurance Reserves
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
With the assistance of third-party professionals, we periodically review our estimate of ultimate losses for “incurred but not reported” claim costs and adjust our required self-insurance reserves as appropriate. As part of this evaluation, we review the status of existing and new claim reserves as established by our third-party administrators. Our third-party administrators establish the case reserves based upon known factors related to the type and severity of the claims, demographic factors, legislative matters, and case law, as appropriate. We compare actual trends to expected trends and monitor claims developments. The specific case reserves estimated by the third-party administrators are provided to an actuary who assists us in projecting an actuarial estimate of the overall ultimate losses for our self-insured or high deductible programs, which includes the case reserves plus an actuarial estimate of reserves required for additional developments including “incurred but not reported” claim costs. We utilize the independent third-party administrator’s actuarial point estimate, reviewed by our management, to adjust our carried self-insurance reserves.
In general, our reserves are recorded on an undiscounted basis. We allocate current-year insurance expense to our operating segments based upon their underlying exposures, while actuarial adjustments related to prior year claims are recorded within Corporate expenses. Claims are classified as current or long-term based on the expected settlement date. Estimated insurance recoveries related to recorded liabilities are reflected as assets in our consolidated balance sheets when we believe that the receipt of such amounts is probable.

Other Accrued Liabilities
At October 31, 2014 and 2013, other accrued liabilities primarily consisted of accrued employee benefits, deferred revenue, progress billings in excess of costs related to fixed-price repair and refurbishment arrangements, dividends payable, accrued legal fees and settlements, and other accrued expenses.
Other Liabilities
At October 31, 2014 and 2013, other liabilities primarily consisted of retirement plan liabilities, deferred compensation, and deferred rent.
Guarantees
We have applied the measurement and disclosure provisions outlined in the guidance related to accounting and disclosure requirements for guarantors included in Accounting Standards Codification 460, Guarantees (“ASC 460”), to agreements containing certain guarantees or certain indemnification clauses. ASC 460 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of October 31, 2014 and 2013, we did not have any material guarantees within the measurement guidance of ASC 460 that are required to be recorded at fair value.

Revenue Recognition
We earn revenue under various types of service contracts. In all forms of service provided by us, revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. The various types of service contracts are described below.
Monthly Fixed-Price Arrangements
These arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term. A variation of a fixed-price arrangement is a square-foot arrangement, under which monthly billings are based on the actual square footage serviced.
Cost-Plus Arrangements
These arrangements are contracts in which the clients reimburse us for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges, and other expenses associated with the contracted work, plus a profit margin.
Transaction-Price Arrangements
Transaction-price arrangements are agreements in which the clients are billed for each transaction performed on a monthly basis (e.g., wheelchair passengers served, aircrafts cleaned).
Tag Services
Tag work generally consists of supplemental services requested by clients outside of the standard service specification. Examples are cleanup after tenant moves, construction cleanup, flood cleanup, snow removal, and extermination services.
Fixed-Price Repair and Refurbishment Arrangements
Revenue is recognized on certain fixed-price repair and refurbishment arrangements using the percentage-of-completion method of accounting, most often based on the cost-to-cost method. Under the percentage-of-completion method, revenues are recognized as the work progresses. The percentage of work completed is determined principally by comparing the actual costs incurred to date with the current estimate of total costs to complete. Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, incentives, labor productivity, and cost estimates. Such estimates are based on various professional judgments made with respect to those factors and are subject to change as each project proceeds and new information becomes available. Revenue and gross profit are adjusted periodically for revisions in estimated total contract costs and values. Estimated losses are recorded when identified.

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
Parking Reimbursement
One type of arrangement within our Parking business is a managed location arrangement, whereby we manage the underlying parking facility for the owner in exchange for a management fee. For these arrangements, we pass through revenues and expenses from managed locations to the facility owner under the terms and conditions of the contract. We report revenues and expenses, in equal amounts, for costs reimbursed from our managed locations. Such amounts totaled $306.1 million, $302.4 million, and $305.7 million in 2014, 2013, and 2012, respectively.
Advertising
Advertising costs, which include marketing expenses related to our re-branding initiative, are expensed as incurred. Advertising expense was $8.2 million, $8.0 million, and $5.9 million for 2014, 2013, and 2012, respectively.
Share-Based Compensation
Our outstanding share-based awards principally consist of restricted stock units (“RSUs”), stock options, and various performance share awards. The fair value of RSUs, stock options, and total shareholder return (“TSR”) performance share awards are expensed over the requisite service period. Other performance-based share awards are expensed over the requisite service period based on the probability of achievement of performance criteria. The fair value of RSUs and certain performance shares is determined based on the fair value of our stock price on the date of grant. We use the Black-Scholes option pricing model to determine the fair value of our stock option grants. Since our TSR performance share awards are performance awards with a market condition, the fair value of these awards are determined using a Monte Carlo simulation valuation model. We record share-based compensation expense within selling, general and administrative expenses.
Taxes Collected from Clients and Remitted to Governmental Agencies
We record taxes on client transactions due to governmental agencies as receivables and liabilities on the consolidated balance sheets.
Income Taxes
Our provision for income taxes is based on domestic and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting, and available credits and incentives. Our most significant income tax jurisdiction is the United States. Differences in the timing of recognition of certain income and expenses for financial statements and for tax returns create temporary differences between financial reporting and tax filings. The tax effect of such temporary differences is reported as deferred income taxes. The deferred income taxes are classified as current or long-term based on the classification of the related asset or liability. Deferred tax assets are reviewed for recoverability quarterly. Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. All or a portion of the benefit of income tax positions is recognized only when we have made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We include interest and penalties related to unrecognized tax benefits in income tax expense.

Net Income Per Common Share
Basic net income per common share is net income divided by the weighted-average number of shares outstanding during the period. Diluted net income per common share is based on the weighted-average number of shares outstanding during the period, adjusted to include the assumed conversion of RSUs, vesting of performance shares, and exercise of stock options.
Contingencies and Litigation
We are a party to a variety of actions, proceedings, and legal, administrative, and other inquiries arising in the normal course of business relating to labor and employment, contracts, personal injury, and other matters. We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Estimated costs of resolving contingencies, which include the use of third-party service providers, are accrued as the services are rendered.

3. NET INCOME PER COMMON SHARE
The calculations of basic and diluted net income per common share are as follows:

	Years Ended October 31,
(in millions, except per share amounts)	2014	2013	2012
Income from continuing operations	$75.6	$72.9	$62.7
Loss from discontinued operations, net of taxes	—	—	(0.1)
Net income	$75.6	$72.9	$62.6
Weighted-average common and common equivalent shares outstanding—Basic	56.1	54.9	54.0
Effect of dilutive securities:
RSUs	0.4	0.5	0.3
Stock options	0.4	0.3	0.3
Performance shares	0.2	0.4	0.3
Weighted-average common and common equivalent shares outstanding—Diluted	57.1	56.1	54.9
Net income per common share
Basic	$1.35	$1.33	$1.16
Diluted	$1.32	$1.30	$1.14

Outstanding stock awards issued under share-based compensation plans that were considered anti-dilutive for 2014, 2013, and 2012 were 0.3 million, 0.8 million, and 1.4 million, respectively.

4. ACQUISITIONS
2014 Acquisitions
GBM Acquisition
On October 1, 2014, we acquired all of the outstanding stock of GBM Support Services Group Limited (“GBM”), a leading provider of facilities management services for various retail, leisure, public sector, and commercial clients throughout the United Kingdom, for a purchase price of $22.7 million, which includes $3.3 million of contingent consideration (the “GBM Acquisition”). The contingent consideration will be settled upon renewal or extension of a specified customer contract, pursuant to the terms of the purchase agreement. The operations of GBM are included in the Janitorial segment as of October 1, 2014, the acquisition date.
Airco Acquisition
On August 1, 2014, we acquired all of the outstanding stock of Airco Commercial Services Inc. (“Airco”), a provider of HVAC services, energy solutions, and building controls in commercial and industrial buildings, for a cash purchase price of $17.8 million, subject to certain post-closing adjustments (the “Airco Acquisition”). The operations of Airco are included in the Building & Energy Solutions segment as of August 1, 2014, the acquisition date.
Alpha Mechanical Acquisition
Effective March 1, 2014, we acquired certain assets and assumed certain liabilities of Alpha Mechanical, Inc. (“Alpha”) for a cash purchase price of $12.2 million (the “Alpha Acquisition”), including a $0.1 million working capital adjustment that is subject to final true up. Alpha provides specialized mechanical services in HVAC, plumbing, retrofitting, and controls in commercial and industrial buildings. The operations of Alpha are included in the Building & Energy Solutions segment as of March 1, 2014.

2013 Acquisitions
BEST Acquisition
On September 1, 2013, we acquired certain assets and assumed certain liabilities of BEST Infrared Services, Inc. (“BEST”) for an aggregate purchase price of $4.9 million, which includes a contingent consideration liability (the “BEST Acquisition”). On the acquisition date, we recorded a $1.6 million liability for the fair value of the contingent consideration, which was reduced by $0.2 million in the fourth quarter of 2014 to reflect the probable achievement of the final settlement of the contingent consideration liability. The final contingent consideration liability amount will be determined at the end of the third year following the consummation date of the acquisition. This amount will be based on a pre-defined forecasted adjusted income from operations for BEST for the trailing twelve months ended August 31, 2016. The contingent consideration liability will be in the form of a cash payment and could be as high as $2.0 million upon final settlement. See Note 5, “Fair Value of Financial Instruments,” regarding the valuation of the contingent consideration liability.

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

Air Serv Acquisition

On November 1, 2012, we acquired all of the outstanding stock of Air Serv Corporation (“Air Serv”) for an aggregate purchase price of $162.9 million in cash (the “Air Serv Acquisition”). Approximately $11.8 million of the cash consideration remains in an escrow account to satisfy any applicable indemnification claims, pursuant to the terms of the purchase agreement. Air Serv provides facility solutions for airlines, airports, and freight companies at airports primarily in the United States. The operations of Air Serv are primarily included in the Other segment as of November 1, 2012, the acquisition date.

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
2012 Acquisition
TEGG and CurrentSAFE Acquisition
On May 1, 2012, we acquired substantially all of the assets and assumed certain liabilities of TEGG Corporation (“TEGG”) and CurrentSAFE Corporation (“CurrentSAFE”) and also acquired certain software technology from TEGG’s shareholder, for an aggregate purchase price of $5.7 million (the “TEGG Acquisition”). The acquired net assets and results from operations have been included in the Building & Energy Solutions segment since May 1, 2012, the acquisition date.
The following table summarizes the allocation of consideration transferred to acquire Air Serv, HHA, GBM, Airco, Alpha, Calvert-Jones, TEGG, Blackjack, and BEST and the amounts of identified assets acquired and liabilities assumed at the acquisition dates. For the Airco and Alpha acquisitions, the purchase price allocations are subject to working capital adjustments and other items, within their respective measurement periods, not to exceed one year from their respective acquisition dates. For the GBM acquisition, the purchase price allocation reflects preliminary amounts of net assets acquired, including other intangible assets, which are subject to adjustments within the measurement period not to exceed one year from the acquisition date.

(in millions)	Air Serv	HHA	GBM	Airco	Alpha	Calvert-Jones	TEGG	Blackjack		BEST
Purchase price:
Cash consideration	$162.9	$33.7	$19.4	$17.8	$12.2	$6.1	$5.7	$5.2		$2.9
Fair value of contingent consideration	—	—	3.3	—	—	—	—	—		1.6
Holdback liability	—	—	—	—	—	—	—	—		0.4
Total consideration	$162.9	$33.7	$22.7	$17.8	$12.2	$6.1	$5.7	$5.2		$4.9

Allocated to:
Trade accounts receivable(1)	$52.7	$3.2	$9.7	$3.2	$4.6	$1.6	$0.3	$4.6	1.2	$1.2
Other current and noncurrent assets	16.2	2.2	5.1	1.1	0.1	0.1	0.9	0.2		—
Property, plant and equipment	16.7	0.1	0.6	0.3	0.5	0.1	2.2	0.3		0.6
Other intangible assets(2)	44.6	15.0	1.7	7.1	3.3	2.6	2.2	0.9		1.4
Goodwill(3)	88.8	23.8	14.9	10.6	6.8	4.0	2.0	1.8		1.9
Total assets acquired	219.0	44.3	32.0	22.3	15.3	8.4	7.6	7.8		5.1
Liabilities assumed	(56.1)	(10.6)	(9.3)	(4.5)	(3.1)	(2.3)	(1.9)	(2.6)		(0.2)
Net assets acquired	$162.9	$33.7	$22.7	$17.8	$12.2	$6.1	$5.7	$5.2		$4.9
(1) Represents fair value of trade accounts receivable, which for each of the Air Serv and BEST acquisitions includes a $0.4 million adjustment to gross contractual amounts that are expected to be uncollectible. The fair values of trade accounts receivable acquired in the HHA, GBM, Airco, Alpha, Calvert-Jones, TEGG, and Blackjack acquisitions approximate their respective contractual amounts.

(2) The following table summarizes the weighted-average useful lives in years of the acquired other intangible assets, consisting primarily of customer contracts and relationships for each respective acquisition:

Air Serv	HHA	GBM	Airco	Alpha	Calvert-Jones	TEGG	Blackjack	BEST
14	13	10	12	9	12	14	11	9

(3) The total amount of goodwill that is deductible for tax purposes is $27.3 million.

The amount allocated to goodwill for Air Serv, HHA, and Blackjack is reflective of our identification of buyer-specific synergies that we anticipate will be realized by, among other things, reducing duplicative positions and back office functions and by reducing professional fees and other services. Goodwill is also attributable to expected long-term business growth through the expansion of our vertical market expertise in servicing the end-to-end needs of airlines, airport authorities, and healthcare service markets. Goodwill for the GBM, Airco, Alpha, Calvert-Jones, and BEST acquisitions is attributable to projected long-term business growth through our expansion of existing vertical and geographic market offerings. Goodwill for the TEGG acquisition is attributable to the strategic initiative to expand the scope and product range of our facility solutions franchise offerings into the electrical services solutions business, providing for further expansion of this business and enhancement of comprehensive service offerings.

Acquisition-related costs were $1.2 million during 2014 and were included in selling, general and administrative expenses in our accompanying consolidated statements of income. Pro forma and other supplemental financial information is not presented since the acquisitions made during 2014, 2013, and 2012 are not considered material business combinations individually or on a combined basis for any of those years.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the fair value hierarchy, carrying amounts, and fair values of our financial instruments that are measured on a recurring basis and other select significant financial instruments as of October 31, 2014 and 2013:

		October 31, 2014		October 31, 2013
(in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan(1)	1	$5.4	$5.4	$5.4	$5.4
Investments in auction rate securities(2)	3	13.0	13.0	13.0	13.0
		18.4	18.4	18.4	18.4
Other select financial assets
Cash and cash equivalents(3)	1	36.7	36.7	32.6	32.6
Insurance deposits(4)	1	11.5	11.5	28.5	28.5
		48.2	48.2	61.1	61.1
Total		$66.6	$66.6	$79.5	$79.5

Financial liabilities measured at fair value on a recurring basis
Interest rate swaps(5)	2	$0.2	$0.2	$0.2	$0.2
Contingent consideration liability(6)	3	1.4	1.4	1.6	1.6
		1.6	1.6	1.8	1.8

Other select financial liability
Line of credit(7)	2	319.8	319.8	314.9	314.9
Total		$321.4	$321.4	$316.7	$316.7
(1) Represents investments held in a Rabbi trust associated with one of our deferred compensation plans, which we include in “Other assets” on the accompanying consolidated balance sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices. See Note 11, “Employee Benefit Plans,” for further information.
(2) For investments in auction rate securities, the fair values were based on discounted cash flow valuation models, primarily utilizing unobservable inputs, which we include in “Other investments” on the accompanying consolidated balance sheets. See Note 6, “Auction Rate Securities,” for the roll-forward of assets measured at fair value using significant unobservable Level 3 inputs and the sensitivity analysis of significant inputs.
(3) Cash and cash equivalents are stated at nominal value, which equals fair value.
(4) Represents restricted insurance deposits that are used to collateralize our insurance obligations and are stated at nominal value, which equals fair value. These insurance deposits were acquired as part of the OneSource Services Inc. acquisition, and are included in “Other assets” on the accompanying consolidated balance sheets. See Note 9, “Insurance,” for further information.
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. The fair values of the interest rate swap liabilities are included in “Other liabilities” on the accompanying consolidated balance sheets. See Note 10, “Line of Credit,” for more information.

(6) Our contingent consideration liability was incurred in connection with the acquisition of BEST in 2013. The contingent consideration liability is measured at fair value and is included in “Other liabilities” on the accompanying consolidated balance sheets. The fair value is based on a pre-defined forecasted adjusted income from operations using a probability weighted income approach and discounted using our fixed borrowing rate. See Note 4, “Acquisitions,” for further information.
(7) Represents outstanding borrowings under our syndicated line of credit. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit approximates the fair value. See Note 10, “Line of Credit,” for further information.
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
During 2014 and 2013, we had no transfers of assets or liabilities between any of the above hierarchy levels.
6. AUCTION RATE SECURITIES
At October 31, 2014, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million and an amortized cost basis of $13.0 million. Our auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every thirty days. Auctions for these securities have not occurred since August 2007. We have classified all our auction rate security investments as noncurrent as we do not reasonably expect to liquidate the securities for cash within the next twelve months.
Significant Assumptions used to Determine the Fair Values of our Auction Rate Securities

Assumption	October 31, 2014	October 31, 2013
Discount rates	L + 0.28% – L + 4.06%	L + 0.33% – L + 3.01%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
L - One Month LIBOR
Changes in the Cost Basis and Fair Value of our Auction Rate Securities as of October 31, 2014 and 2013:

(in millions)	Amortized Cost Basis	Fair Value (Level 3)
Balance at November 1, 2012	$18.0	$17.8
Unrealized gains included in AOCL	—	0.2
Redemption of security by issuer	(5.0)	(5.0)
Balance at October 31, 2013	$13.0	$13.0

Balance at October 31, 2014	$13.0	$13.0

At October 31, 2014 and 2013, there were no unrealized gains or losses for auction rate securities included in AOCL. During 2014 and 2013, no OTTI credit losses were recorded in earnings. During 2012, we recorded an OTTI credit loss of $0.3 million for one of our auction rate security investments, driven primarily from a change in the expected value of cash flows to be received in the future.

The total amount of OTTI credit loss on our auction rate security investments included in our retained earnings as of October 31, 2014 and 2013 was $2.0 million.

7. PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment

	As of October 31,
(in millions)	2014	2013
Computer equipment and software	$91.0	$83.9
Machinery and other equipment	70.4	61.0
Leasehold improvements	22.3	23.2
Transportation equipment	16.8	13.6
Buildings	10.8	11.7
Furniture and fixtures	9.4	9.8
Land	1.3	1.5
	222.0	204.7
Less: Accumulated depreciation*	138.6	127.5
Total	$83.4	$77.2
* Depreciation expense for 2014, 2013, and 2012 was $30.5 million, $31.8 million, and $29.4 million, respectively.
Capital Leases Included in Property, Plant and Equipment

	As of October 31,
(in millions)	2014	2013
Transportation equipment	$6.9	$6.9
Machinery and other equipment	1.2	1.2
Computer equipment and software	0.4	0.4
Furniture and fixtures	0.3	0.3
	8.8	8.8
Less: Accumulated depreciation	5.7	3.6
Total	$3.1	$5.2

8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

(in millions)	Janitorial(1)	Facility Services	Parking	Security	Building & Energy Solutions	Other(1)	Total
Balance at October 31, 2012	$467.4	$72.6	$69.2	$49.9	$90.2	$2.3	$751.6
Acquisition adjustments(2)	5.9	—	—	—	29.5	85.3	120.7
Foreign currency translation	—	—	—	—	—	0.1	0.1
Balance at October 31, 2013	$473.3	$72.6	$69.2	$49.9	$119.7	$87.7	$872.4
Acquisition adjustments(2)	15.3	—	—	—	17.7	(0.6)	32.4
Foreign currency translation	(0.2)	—	—	—	—	—	(0.2)
Balance at October 31, 2014	$488.4	$72.6	$69.2	$49.9	$137.4	$87.1	$904.6
(1) In connection with the transfer of certain operations between our Other segment and our Janitorial segment, we reallocated goodwill between the segments to align goodwill with the activities conducted in the respective segments.
(2) Goodwill related to acquisitions is discussed in Note 4, “Acquisitions.”
Other Intangible Assets

	October 31, 2014			October 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer contracts and relationships	$265.3	$(137.8)	$127.5	$253.8	$(112.1)	$141.7
Trademarks and trade names	4.5	(3.7)	0.8	4.2	(2.2)	2.0
Contract rights and other	1.9	(1.4)	0.5	1.9	(1.2)	0.7
Total	$271.7	$(142.9)	$128.8	$259.9	$(115.5)	$144.4
Estimated annual amortization expense for each of the next five years

(in millions)	2015	2016	2017	2018	2019	Total
Estimated amortization expense*	$24.4	$21.2	$18.7	$15.9	$13.3	$93.5
* These amounts may vary as acquisitions of additional intangible assets occur in the future and as purchase price allocations are finalized for existing acquisitions. Refer to Note 4, “Acquisitions,” for more information.
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
During 2014, annual actuarial evaluations were performed for the majority of our casualty insurance programs, including those related to certain previously acquired businesses. For 2014, the evaluations showed a reduction in our 2014 total Occupational Safety and Health Act reportable incidents, which was evidenced by favorable trends during the year.
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
In California, a jurisdiction in which we maintain a significant presence, the workers’ compensation claims development patterns warranted an unfavorable adjustment to our insurance reserves relating to various years prior to 2014. Conversely, the workers’ compensation loss patterns in states other than California warranted a favorable adjustment relating to various years prior to 2014, which largely offset the adverse development experienced in California. In response to California’s challenging workers’ compensation environment, we have engaged third-party resources to assist us in resolving claims at an accelerated pace, where feasible.
After analyzing the recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses relating to years prior to 2014, we increased our expected reserves by $11.5 million during 2014. Insurance reserve adjustments resulting from periodic actuarial evaluations relating to prior years during 2013 and 2012 were increases to the reserve in the amounts of $10.6 million and $7.3 million, respectively.
We had insurance claim reserves totaling $349.7 million and $358.0 million at October 31, 2014 and 2013, respectively. The balance at October 31, 2014 and 2013 includes $4.8 million and $7.0 million in reserves, respectively, related to our medical and dental self-insured plans. We also had insurance recoverables totaling $66.4 million and $68.7 million at October 31, 2014 and 2013, respectively. The adequacy of insurance claims reserves is based upon actuarial estimates of required reserves considering the most recently completed actuarial reports and known events.
We had the following standby letters of credit, surety bonds, and restricted insurance deposits outstanding at October 31, 2014 and 2013, to collateralize our insurance obligations:

	October 31,
(in millions)	2014	2013
Standby letters of credit	$111.1	$97.7
Surety bonds	52.5	40.5
Restricted insurance deposits	11.5	28.5
Total	$175.1	$166.7
10. LINE OF CREDIT
On November 30, 2010, we entered into a five-year syndicated credit agreement (“Credit Agreement”) that provided for revolving loans, swing line loans, and letters of credit up to an aggregate amount of $650.0 million (the “Facility”). During 2011, the Credit Agreement was amended to reduce the borrowing spread interest on loans, extend the maturity date to September 8, 2016, and revise certain defined terms. On December 11, 2013, the Credit Agreement was further amended to increase the aggregate amount of the Facility from $650.0 million to $800.0 million and extend the maturity date to December 11, 2018. At our option, we may increase the size of the Facility to $1.0 billion at any time prior to the expiration date (subject to receipt of commitments for the increased amount from existing and new lenders). In connection with this amendment, the pricing for standby letters of credit fees can be reduced based upon certain threshold restrictions. Additionally, our commitment fee on the average daily unused portion of our Facility decreased by 0.025%. Financial covenants and interest rates were not changed by this amendment.
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

The Credit Agreement contains certain leverage and liquidity covenants that require us to maintain a maximum leverage ratio of 3.25 to 1.0 at the end of each fiscal quarter, a minimum fixed charge coverage ratio of 1.50 to 1.0 at any time, and a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholders’ equity, beginning on November 30, 2010, each as further described in the Credit Agreement, as amended. We were in compliance with all covenants as of October 31, 2014.
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
The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swing line advances, the financing of capital expenditures, and other general corporate purposes, including acquisitions and investments in subsidiaries, subject to certain limitations, if applicable. At October 31, 2014, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $319.8 million and $114.9 million, respectively. As of October 31, 2013, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $314.9 million and $100.6 million, respectively.
At October 31, 2014 and 2013, we had up to $365.3 million and $234.5 million borrowing capacity, respectively, under the Facility, the availability of which is subject to, and is limited by, compliance with the covenants described above.
Interest Rate Swaps
During 2013, we entered into a series of interest rate swap agreements with effective start dates of March 18, 2013 and April 11, 2013 totaling an underlying aggregate notional amount of $155.0 million, pursuant to which we receive variable interest payments based on LIBOR and pay fixed interest at rates ranging from 0.44% to 0.47%. These interest rate swaps will mature between March 18, 2016 and April 11, 2016 and are structured to hedge the interest rate risk associated with our floating-rate, LIBOR-based borrowings under our Facility. The swaps were designated and accounted for as cash flow hedges from inception.
We recognize all interest rate swaps on the accompanying consolidated balance sheets at fair value. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. See Note 5, “Fair Value of Financial Instruments,” for more information.
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
At each of October 31, 2014 and 2013, the amount recorded in AOCL was $0.2 million ($0.1 million, net of taxes). Amounts expected to be reclassified from AOCL to earnings during the next twelve months were $0.1 million at October 31, 2014.

11. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
We provide benefits to certain employees under various defined benefit and postretirement benefit plans (collectively, the “Plans”). The Plans were previously amended to preclude new participants. All but one of the Plans are unfunded. As of October 31, 2014 and 2013, we recorded aggregate net obligations of $8.2 million and $10.0 million, respectively, for the Plans. The projected benefit obligations in the aggregate for the Plans was $16.0 million and $17.6 million, as of October 31, 2014 and 2013, respectively. The fair value of the Plans was $7.8 million and $7.6 million, as of October 31, 2014 and 2013, respectively. At October 31, 2014, approximately 53% of Plan assets were invested in equities, 30% in fixed income, and 17% in cash. The expected return on assets was $0.5 million, $0.4 million, and $0.5 million during 2014, 2013, and 2012, respectively. The aggregate net periodic benefit cost for all the Plans was $0.4 million for both 2014 and 2013 and $0.5 million for 2012. Future benefit payments in the aggregate are expected to be $10.3 million.
Deferred Compensation Plans
We maintain various deferred compensation plans that permit eligible employees and directors to defer a portion of their compensation. The total long-term liability of all deferred compensation was $17.8 million and $17.0 million as of October 31, 2014 and 2013, respectively, and these amounts are included in “Other liabilities” on the accompanying consolidated balance sheets. Under one of our deferred compensation plans, a Rabbi trust was created to fund the obligations, and we are required to contribute a portion of the deferred compensation contributions for eligible participants. The assets held in the Rabbi trust are not available for general corporate purposes. The fair value of these assets at each of October 31, 2014 and 2013 was $5.4 million and was included in “Other assets” on the accompanying consolidated balance sheets. Aggregate expense recognized under these deferred compensation plans was $0.5 million for 2014 and $0.4 million for both 2013 and 2012, respectively.
Defined Contribution Plans
We sponsor five defined contribution plans covering certain employees, including four 401(k) plans that are subject to the applicable provisions of ERISA and the Internal Revenue Code (“IRC”). Certain plans permit a company match of a portion of the participant’s contributions or a discretionary contribution after the participant has met the eligibility requirements set forth in the plan. We made matching contributions required by the plans during 2014, 2013, and 2012 of $10.8 million, $9.9 million, and $9.0 million, respectively.
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
The following table provides information about the funded status of individually significant plans:

•	The “EIN/PN” column provides the Employee Identification Number and the three-digit plan number assigned to the plan by the Internal Revenue Service (“IRS”).

•
The most recent Pension Protection Act Zone Status available as of October 31, 2014 and 2013 is for plan years indicated in the table below. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status,” based on criteria established under the IRC, and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status” based on criteria established under the IRC, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status” and is generally at least 80% funded.

•
The “FIP/RP Status Pending/Implemented” column indicates whether a Financial Improvement Plan (“FIP”), as required under the IRC to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan (“RP”), as required under the IRC to be adopted by plans in the “red” zone, is pending or has been implemented.

•	Contributions by the Company are the amounts contributed by us in 2014, 2013, and 2012.

•
The “Surcharge Imposed” column indicates whether our contribution rate in 2014 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status,” in accordance with the requirements of the IRC.

•	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.
For plans that are not individually significant to us, the total amount of contributions is presented in the aggregate.

(in millions)		Pension Protection Act Zone Status		FIP/RP Status	Contributions by the Company			Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN/PN	2014	2013	Pending/ Implemented	2014	2013	2012
Building Service 32BJ Pension Fund	13-1879376 / 001	Red 6/30/2014	Red 6/30/2014	Implemented	$14.3	$13.7	$14.6	No	12/31/2015
Central Pension Fund of the IUOE & Participating Employers	36-6052390 /001	Green 1/31/2014	Green 1/31/2013	N/A*	9.8	9.7	10.2	N/A*	3/5/2015–10/31/2016
Local 25 SEIU & Participating Employers Pension Trust	36-6486542 / 001	Green 9/30/2013	Green 9/30/2012	N/A*	6.8	7.4	7.5	N/A*	4/5/2015–4/24/2016
S.E.I.U. National Industry Pension Fund	52-6148540 / 001	Red 12/31/2013	Red 12/31/2012	Implemented	5.9	5.3	4.2	Yes	6/30/2015–12/31/2016
IUOE Stationary Engineers Local 39 Pension Fund	94-6118939 / 001	Green 12/31/2013	Green 12/31/2012	N/A*	5.6	5.2	5.7	N/A*	1/31/2016–2/28/2018
Local 68 Engineers Union Pension Plan	51-0176618 / 001	Yellow 6/30/2013	Green 6/30/2012	Implemented	3.2	2.7	3.1	N/A*	6/15/2015- 8/31/2018
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund	23-6546776 / 001	Yellow 12/31/2014	Yellow 12/31/2013	Implemented	1.8	2.0	2.1	N/A*	10/15/2015
IUOE Local 30 Pension Fund	51-6045848 / 001	Green 12/31/2013	Green 12/31/2012	N/A*	1.3	1.4	1.6	N/A*	12/31/2014
Other Plans					14.2	11.9	9.7
Total Contributions					$62.9	$59.3	$58.7

*	Not applicable
We were listed in the most currently available Forms 5500 of the following plans as providing more than 5 percent of total contributions for the plan years presented below.

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions
(as of the Plan’s year end)
Building Service 32BJ Pension Fund	6/30/2013, 6/30/2012, and 6/30/2011
Building Service Pension Plan*	4/30/2013, 4/30/2012, and 4/30/2011
Contract Cleaners Service Employees’ Pension Plan*	12/31/2013, 12/31/2012, and 12/31/2011
IUOE Local 30 Pension Fund	12/31/2012 and 12/31/2011
IUOE Stationary Engineers Local 39 Pension Fund	12/31/2013, 12/31/2012, and 12/31/2011
Local 1102 Amalgamated Pension Fund*	12/31/2012 and 12/31/2011
Local 210’s Pension Plan*	12/31/2013 and 12/31/2012
Local 25 SEIU & Participating Employers Pension Trust	9/30/2013, 9/30/2012, and 9/30/2011
Massachusetts Service Employees Pension Fund*	12/31/2013, 12/31/2012, and 12/31/2011
S.E.I.U. National Industry Pension Fund	12/31/2013 and 12/31/2012
Service Employees International Union Local 1 Cleveland Pension Plan*	12/31/2013, 12/31/2012, and12/31/2011
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund	12/31/2013, 12/31/2012, and12/31/2011
Teamsters Local 617 Pension Fund*	2/28/2013, 2/29/2012, and 2/28/2011
* These plans are not separately listed in our multiemployer table as they represent an insignificant portion of our total multiemployer pension plan contributions.
There have been no significant changes that affect the comparability of total contributions for any of the periods presented.
Other Postretirement Benefit Plans
ABM contributes to several multiemployer plans that provide other postretirement benefits based on obligations arising under collective bargaining agreements covering union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health, and other benefits to active employees as determined by the trustees of each plan. Our contributions to such plans were $220.0 million, $204.9 million, and $196.7 million in 2014, 2013, and 2012, respectively. There have been no significant changes that affect the comparability of total contributions for any of the periods presented.
12. COMMITMENTS AND CONTINGENCIES
Lease Commitments
Future Minimum Payments under our Noncancelable Operating and Capital Lease Agreements

(in millions)	Capital	Operating (1)
October 31, 2015	$2.0	$77.7
October 31, 2016	0.7	55.3
October 31, 2017	0.1	46.4
October 31, 2018	—	35.1
October 31, 2019	—	19.9
Thereafter	—	32.3
Total minimum lease commitments (2)	$2.8	$266.7
(1) Sublease rental income was immaterial for all periods presented and is expected to be immaterial in the future.
(2) Our capital lease obligation includes total imputed interest of $0.1 million for a present value of minimum lease payments of $2.7 million.

Rental Expense

	Years Ended October 31,
(in millions)	2014	2013	2012
Minimum rentals	$107.4	$104.0	$101.5
Contingent rentals	28.5	30.2	32.5
Total	$135.9	$134.2	$134.0
Surety Bonds and Letters of Credit
We use surety bonds or letters of credit to secure certain commitments related to insurance programs and for other purposes. As of October 31, 2014, these surety bonds and letters of credit totaled approximately $339.7 million and $114.9 million, respectively. Included in the total amount of surety bonds is $6.9 million of bonds with an effective date starting after October 31, 2014.
Guarantees
In some instances, we offer certain clients guaranteed energy savings under certain energy savings contracts. Total guarantees were $30.4 million at October 31, 2014 and extend through 2029. Total guarantees were $37.0 million at October 31, 2013 and extend through 2028. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any losses in connection with these guarantees.
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
At October 31, 2014, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $5.1 million. This $5.1 million includes the accrual of $3.4 million in connection with an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator, which was paid on November 7, 2014.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $98.8 million, including the possible $94.2 million impact of the Augustus case described below. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
In some cases, although a loss is probable or reasonably possible, we cannot reasonably estimate the maximum potential losses for probable matters or the range of losses for reasonably possible matters. Therefore, our accrual for probable losses and our estimated range of loss for reasonably possible losses do not represent our maximum possible exposure.
While the results of these proceedings, claims, and inquiries cannot be predicted with any certainty, our management believes that the final outcome of the foregoing will not have a material adverse effect on our consolidated financial statements, results of operations, or cash flows.
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
The Consolidated Cases of Augustus, Hall and Davis v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)
The Augustus case is a certified class action involving allegations that we violated certain California state laws relating to rest breaks. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, which sought damages in the amount of $103.1 million, and we filed a motion for decertification of the class. On July 6, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), heard plaintiffs’ motion for damages on the rest break claim and our motion to decertify the class. On July 31, 2012, the Superior Court denied our motion and entered judgment in favor of plaintiffs in the amount of approximately $89.7 million. This $89.7 million is included in the range of loss for all reasonably possible losses described above. The $89.7 million amount did not include plaintiffs’ attorneys’ fees. We filed a notice of appeal with the Court of Appeal of the State of California, Second Appellate District (the “Appeals Court”), on August 29, 2012. The plaintiffs filed three separate motions for attorneys’ fees with the Superior Court. One motion sought attorneys’ fees from the common fund. (The common fund refers to the approximately $89.7 million judgment entered in favor of the plaintiffs.) The other two motions sought attorneys’ fees from us in an aggregate amount of approximately $12.4 million. On October 12, 2012, we filed oppositions to the two fee motions seeking attorneys’ fees from us with the Superior Court. On January 14, 2013, the Superior Court heard all three fee motions and it granted plaintiffs’ fee motion with respect to the common fund in full. The Superior Court denied one fee motion in its entirety and reduced the other fee motion to approximately $4.5 million. This $4.5 million is included in the range of loss for all reasonably possible losses described above. We strongly disagree with the decisions of the Superior Court with respect to both the underlying case and the award of attorneys’ fees and costs. We firmly believe that we have complied with applicable law. We appealed the Superior Court’s rulings to the Appeals Court, and on October 21, 2014, the Appeals Court heard oral arguments. The Appeals Court is expected to issue its decision on or before January 19, 2015.
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
We expect to prevail in these ongoing cases. However, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs in one or more of these cases, or other cases, do prevail, the results may have a material effect on our financial position, results of operations, or cash flows.
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
Common Stock
On September 5, 2012, our Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. During 2014, we purchased 0.8 million shares of our common stock at an average price of $26.2 per share for a total of $20.0 million. Any repurchased shares are retired and returned to an authorized but unissued status.
14. SHARE-BASED COMPENSATION PLANS
We use various share-based compensation plans to provide incentives for our key employees and directors. Currently, these incentives primarily consist of RSUs, stock options, and various performance shares. The following table summarizes our total compensation expense and related income tax benefit in connection with our share-based compensation plans for 2014, 2013, and 2012.

	Years Ended October 31,
(in millions)	2014	2013	2012
Share-based compensation expense before income taxes	$16.3	$13.3	$10.2
Income tax benefit	(6.8)	(5.5)	(4.2)
	$9.5	$7.8	$6.0
The total shares issued upon the exercise of options under all share-based compensation plans were 974,399 shares, 1,031,867 shares, and 967,123 shares for 2014, 2013, and 2012, respectively. The total intrinsic value of options exercised was $3.8 million, $4.1 million, and $2.7 million for 2014, 2013, and 2012, respectively. The total fair value of shares that vested during 2014, 2013, and 2012 was $9.0 million, $7.6 million, and $5.9 million, respectively. The weighted average grant date fair value of shares granted during 2014, 2013, and 2012 was $27.7, $19.7, and $16.8, respectively.
On May 2, 2006, our stockholders approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). The 2006 Equity Plan was amended in March 2009 and March 2012 to increase the total shares of common stock authorized for issuance to 10,279,265. At October 31, 2014, 1,230,628 shares of common stock were available for grant for future equity-based compensation awards under the plan.
The 2006 Equity Plan is an omnibus plan that provides for a variety of equity and equity-based award vehicles, including stock options, stock appreciation rights, RSUs, performance shares, and other share-based awards. Shares subject to awards that terminate without vesting or exercise are available for future awards under the 2006 Equity Plan. Certain of the awards under the 2006 Equity Plan may qualify as “performance-based” compensation under the IRC.
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
In 2014, we began issuing TSR-based performance share awards. These TSR awards will be earned on the basis of our total shareholder return measured against the total shareholder return of companies in the Standard & Poor’s Small Cap 600 Index (“S&P 600”) over a three-year period.

2006 Equity Plan
RSUs and Dividend Equivalent Rights
We award RSUs to eligible employees and our directors (each, a “Grantee”) that entitle the Grantee to receive shares of our common stock as the units vest based on service. In general, the receipt of RSUs is subject to the Grantee’s continuing employment or service as a director, as the case may be. RSUs granted to eligible employees generally vest with respect to 50% of the underlying award on the second and fourth anniversary of the award. RSUs granted to directors vest over three years. Compensation expense is recognized ratably over the Grantee’s service period.
RSUs are credited with dividend equivalent rights that are converted to RSUs at the fair market value of our common stock on the dates the dividend payments are made and are subject to the same terms and conditions as the underlying award.
RSU activity during 2014 is summarized below:

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Nonvested at November 1, 2013	1.4	$21.7
Granted	0.3	27.8
Vested (including 0.1 shares withheld for income taxes)	(0.2)	19.8
Forfeited	(0.1)	22.2
Nonvested at October 31, 2014	1.4	$23.4
Vested at October 31, 2014	0.2	$20.1

Total unrecognized compensation cost (net of estimated forfeitures) related to nonvested RSUs at October 31, 2014 was $18.5 million. The cost is expected to be expensed ratably over a weighted-average vesting period of 2.8 years. The aggregate intrinsic value of the nonvested and vested RSUs as of October 31, 2014 was $38.0 million and $4.5 million, respectively.
Stock Options
Typically, stock options vest and become exercisable at a rate of 25% per year beginning one year after date of grant. However, terms of stock options can vary, and certain stock options granted on March 31, 2010 and January 10, 2011 will vest on the fifth anniversary of the award. Options typically expire seven years after the date of grant. Forfeitures are estimated on the date of grant based on historical forfeiture rates. The adjustment of the forfeiture rate may result in a cumulative adjustment in any period in which it is changed.
Stock option activity during 2014 is summarized below:

	Number of Shares (in millions)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at November 1, 2013	1.6	$21.6
Exercised	(0.4)	20.9
Outstanding at October 31, 2014	1.2	$21.8	3.8	$7.2
Exercisable at October 31, 2014	0.5	$20.2	3.7	$3.5
Total unrecognized share-based compensation cost (net of estimated forfeitures) related to nonvested stock option awards at October 31, 2014 was $2.5 million. The cost is expected to be expensed ratably over a weighted-average vesting period of 2.0 years.

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
For certain performance share awards, the number of performance shares that will vest is based on pre-established internal financial performance targets and typically a three-year service and performance period. Vesting of 0% to 150% of the indicated shares may occur depending on the extent to which internal targets are achieved. For TSR awards, the number of performance shares that will vest is based on our total shareholder return relative to the S&P 600 over the respective three-year performance period. Vesting of 0% to 150% of the awards originally granted may occur depending on our relative total shareholder return performance over the performance period.
Performance share activity, including TSR performance shares awarded during 2014, is summarized below:

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Nonvested at November 1, 2013	0.9	$22.3
Granted	0.4	27.7
Vested (including 0.1 shares withheld for income taxes)	(0.2)	25.0
Nonvested at October 31, 2014	1.1	$23.9
Total unrecognized compensation cost (net of estimated forfeitures) related to all nonvested performance shares at October 31, 2014 was $10.1 million. The cost is expected to be expensed ratably over a weighted-average vesting period of 1.9 years. Except for TSR performance shares, these costs are based on estimated achievement of performance targets and estimated costs will be reevaluated periodically. For our TSR performance shares, these costs are based on the fair value of awards at the grant date and are recognized on a straight-line basis over the service period of 3 years.
The aggregate intrinsic value of the nonvested and vested performance shares as of October 31, 2014 was $29.5 million and $0.2 million, respectively.
Method of Accounting and Our Assumptions
In prior years, we used the Black-Scholes options-pricing model to estimate the grant date fair value of stock option grants. In 2014, we used the Monte Carlo simulation valuation technique to estimate the fair value of the TSR performance share grants. The assumptions used in the Monte Carlo simulation model for 2014 and the Black-Scholes options-pricing model for 2013 and 2012 are shown in the table below.

	Monte Carlo	Black-Scholes	Black-Scholes
	2014	2013	2012
Expected life(1)	2.15 years	5.37 years	5.6 years
Expected stock price volatility(2)	19.0%	38.8%	41.6%
Expected dividend yield(3)	2.4%	2.4%	3.0%
Risk-free interest rate(4)	0.6%	1.8%	0.8%
Stock price(5)	$26.6	N/A*	N/A*
Weighted average fair value of option grants	N/A	$7.5	$5.3

*	Not Applicable
(1) For TSR awards valued under the Monte Carlo simulation model, the expected life represents the remaining performance period of the awards. For stock options valued under the Black-Scholes options-pricing model, the expected life is based on observed historical exercise patterns of the previously granted options adjusted to reflect the change in vesting and expiration dates.
(2) For the Monte Carlo simulation model, the expected volatility for each grant is determined based on the historical volatility of our common stock over a period equal to the remaining term of the performance period from the date of grant for all awards. For the Black-Scholes options-pricing model, the expected volatility is based on considerations of implied volatility from publicly traded and quoted options on our common stock and the historical volatility of our common stock.
(3) The dividend yield is based on the historical dividend yield over the expected life of the awards granted.
(4) For the Monte Carlo simulation and Black-Scholes options-pricing models, the risk-free interest rate is based on the continuous compounded yield on U.S. Treasury Constant Maturity Rates. For TSR awards valued under the Monte Carlo simulation model, the remaining term is determined over a period of time that is commensurate with the performance period from the grant date. For stock option awards valued under the Black-Scholes options-pricing models, the remaining term is equal to the expected term of the option.
(5) The stock price is the closing price of our common stock on the valuation date.
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
The combined plan activity for the Prior Plans during 2014 is summarized below:

	Number of Shares (in millions)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at November 1, 2013	0.8	$17.3
Exercised	(0.2)	18.9
Outstanding at October 31, 2014	0.6	$16.8	17.8	$6.2
Exercisable at October 31, 2014	0.4	$18.2	9.2	$3.6
Total unrecognized compensation cost (net of estimated forfeitures) related to nonvested stock options under the Age-Vested Plan at October 31, 2014 was $0.3 million. The cost is expected to be expensed ratably over a weighted-average vesting period of 7.6 years. As of October 31, 2014, all outstanding stock options under the Time-Vested and Price-Vested Plans are vested.

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
The weighted average fair values of the purchase rights granted under the 2004 Employee Stock Purchase Plan, as amended were $1.4 during 2014 and $1.1 during both of the years 2013 and 2012. During 2014, 2013, and 2012, 165,062 shares, 186,271 shares, and 200,108 shares of stock were issued under the plan at a price of $25.8, $21.3, and $19.9, respectively. The aggregate purchases were $4.3 million during 2014 and $4.0 million during both 2013 and 2012. At October 31, 2014, 402,881 shares remained unissued under the plan.

15. INCOME TAXES
Components of Income Tax Provision

	Years Ended October 31,
(in millions)	2014	2013	2012
Current:
Federal	$36.2	$15.3	$9.7
State	9.1	10.9	10.5
Foreign	1.3	0.8	—
Deferred:
Federal	0.8	10.0	11.1
State	1.4	2.5	(1.3)
	$48.8	$39.5	$30.0
Reconciliation of the U.S. Statutory Tax Rate to Annual Effective Tax Rate

	Years Ended October 31,
	2014	2013	2012
Tax rate reconciliation:
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	6.5%	6.5%	6.5%
Federal and state tax credits	(2.6)%	(8.6)%	(5.5)%
Impact of change in state tax rate	0.1%	0.5%	1.2%
Changes in uncertain tax positions	(1.7)%	(1.4)%	(7.2)%
Nondeductible expenses and other, net	1.9%	3.1%	2.4%
Annual effective tax rate	39.2%	35.1%	32.4%
The effective tax rate for 2014 was higher than the rate for 2013 primarily due to (a) the expiration of the Work Opportunity Tax Credit (“WOTC”) as of December 31, 2013 and (b) the retroactive reinstatement of the WOTC for calendar year 2012, which occurred during the year ended October 31, 2013.
The effective tax rate for 2013 was higher than the rate for 2012 due to a tax benefit included in 2012 of $6.9 million related to a re-measurement of certain unrecognized tax benefits and discrete adjustments of $1.9 million for employment-based tax credits. The impact of these benefits was partially offset by discrete tax benefits during 2013 of $4.1 million related to a retroactive reinstatement of federal employment-based tax credits.

Components of Deferred Tax Assets and Liabilities

	As of October 31,
(in millions)	2014	2013
Deferred tax assets:
Self-insurance claims (net of recoverables)	$113.0	$114.9
Deferred and other compensation	35.6	33.6
Accounts receivable allowances	3.7	3.9
Settlement liabilities	2.0	0.6
Other accruals	3.6	2.3
Other comprehensive income	1.2	1.4
State taxes	0.8	0.7
State net operating loss carryforwards	7.1	8.1
Tax credits	5.1	6.1
Other	0.9	1.0
	173.0	172.6
Valuation allowance	(6.2)	(6.2)
Total deferred tax assets	166.8	166.4
Deferred tax liabilities:
Property, plant and equipment	(1.1)	(5.5)
Goodwill and other acquired intangibles	(135.5)	(126.9)
Total deferred tax liabilities	(136.6)	(132.4)
Net deferred tax assets	$30.2	$34.0

Operating Loss Carryforwards

Operating loss carryforwards totaling $10.9 million at October 31, 2014 are being carried forward in a number of state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire between 2015 and 2034. The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards that our management believes are not likely to be realized. We believe the remaining net deferred tax assets are more likely than not to be realizable based on estimates of future taxable income.
Unrecognized Tax Benefits
At October 31, 2014, 2013, and 2012, there was $78.6 million, $80.9 million, and $81.6 million, respectively, of unrecognized tax benefits that if recognized in the future, would impact our effective tax rate. We estimate that a decrease in unrecognized tax benefits of up to approximately $8.0 million is reasonably possible over the next twelve months. At October 31, 2014 and 2013, accrued interest and penalties were $2.2 million and $1.3 million, respectively, During 2014, 2013 and 2012, we recognized interest and penalties of $0.9 million, $0.2 million, and $0.2 million, respectively.

Reconciliation of Total Unrecognized Tax Benefits

	Years Ended October 31,
(in millions)	2014	2013	2012
Balance at beginning of year	$87.6	$88.4	$95.9
Additions for tax positions related to the current year	1.4	1.7	0.6
Reductions for tax positions related to the current year	—	(0.6)	—
Additions for tax positions related to prior years	—	0.6	0.9
Reductions for tax positions related to prior years	—	(0.1)	(7.3)
Reductions for expiration of statute of limitations	(3.2)	(1.5)	(0.1)
Settlements	(0.3)	(0.9)	(1.6)
Balance as of October 31	$85.5	$87.6	$88.4
Jurisdictions
We conduct business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. Our most significant income tax jurisdiction is the United States. The following table summarizes by entity the tax years that are either currently being examined or remain open for examination:

Entity	Open by statute
ABM state tax returns*	10/31/2010 – 10/31/2014
ABM federal tax returns	10/31/2011 – 10/31/2014
Air Serv	6/30/2011 – 10/31/2012
HHA	12/31/2011 – 10/31/2012
* We are currently being examined by the taxing authorities in the states of New Jersey and Michigan.

16. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information
Our reportable segments consist of: Janitorial, Facility Services, Parking, Security, Building & Energy Solutions, and Other. The accounting policies for our segments are the same as those disclosed within our significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies.” Our management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs. Corporate expenses not allocated to segments, among other items, include:

•	certain CEO and other finance and human resource departmental costs;

•	certain information technology costs;

•	share-based compensation costs;

•	certain legal costs and settlements;

•	adjustments resulting from current actuarial developments of self-insurance reserves related to claims incurred in prior years; and

•	direct acquisition costs.
Effective in the first quarter of 2014, certain operations were transferred between our Janitorial segment and our Other segment to better align activities conducted in the respective segments. The net impact of these changes on the reported revenues and operating profit for 2013 was a reclassification of $15.1 million and $0.8 million, respectively, from our Other segment to our Janitorial segment. The impact of these changes on the reported revenues and operating profit for 2012 was a reclassification of $3.8 million and $0.6 million, respectively, from our Janitorial segment to our Other segment. Additionally, certain sales and marketing costs associated with initiatives to expand our energy and government services were transferred from Corporate to our Building & Energy Solutions segment, resulting in a reclassification of expenses of $3.4 million and $2.1 million from Corporate to the Building & Energy Solutions segment for 2013 and 2012, respectively. Prior-period segment results have been restated to conform to these changes.

Financial Information by Reportable Segment

	Years Ended October 31,
(in millions)	2014	2013	2012
Revenues:
Janitorial	$2,583.2	$2,480.5	$2,390.6
Facility Services	599.3	609.4	576.1
Parking	616.1	609.1	615.1
Security	383.1	381.5	365.9
Building & Energy Solutions	483.8	401.5	348.3
Other	367.3	326.4	3.8
Corporate	—	0.9	0.5
	$5,032.8	$4,809.3	$4,300.3
Operating profit:
Janitorial	$144.4	$135.4	$135.4
Facility Services	26.9	27.4	23.1
Parking	30.9	27.5	26.2
Security	12.5	13.0	7.8
Building & Energy Solutions	23.1	15.3	10.2
Other	12.2	11.8	0.6
Corporate	(114.8)	(105.2)	(103.3)
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(6.6)	(6.2)	(3.4)
	128.6	119.0	96.6
Other-than-temporary impairment credit losses on auction rate security recognized in earnings	—	—	(0.3)
Income from unconsolidated affiliates, net	6.5	6.3	6.4
Interest expense	(10.7)	(12.9)	(10.0)
Income from continuing operations before income taxes	$124.4	$112.4	$92.7

Total assets:*
Janitorial	$952.8	$887.5	$861.2
Facility Services	198.8	211.3	214.6
Parking	140.6	141.9	153.6
Security	116.0	112.7	111.3
Building & Energy Solutions	334.9	296.2	232.1
Other	224.4	231.9	2.6
Corporate	225.4	237.7	275.4
	$2,192.9	$2,119.2	$1,850.8
* Excludes assets of discontinued operations of $0.4 million as of October 31, 2012.

	Years Ended October 31,
(in millions)	2014	2013	2012
Depreciation and amortization:
Janitorial	$17.9	$18.0	$18.0
Facility Services	3.9	4.4	5.0
Parking	2.9	3.2	3.5
Security	0.9	1.0	1.2
Building & Energy Solutions	11.4	11.3	8.8
Other	11.9	11.5	—
Corporate	8.4	11.0	14.4
	$57.3	$60.4	$50.9
Capital expenditures:
Janitorial	$13.2	$14.7	$12.4
Facility Services	0.1	—	—
Parking	2.2	2.5	2.2
Security	—	0.2	0.2
Building & Energy Solutions	3.1	1.2	0.8
Other	5.1	2.4	—
Corporate	13.7	11.6	12.4
	$37.4	$32.6	$28.0
Geographic Information Based on the Country in Which the Sale Originated

	Years Ended October 31,
(in millions)	2014	2013	2012
Revenues:*
United States	$4,902.5	$4,703.0	$4,243.0
All other countries	130.3	106.3	57.3
	$5,032.8	$4,809.3	$4,300.3
* Substantially all of our long-lived assets are related to United States operations.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
(in millions, except per share amounts)	First	Second	Third	Fourth
Year ended October 31, 2014
Revenues	$1,226.5	$1,231.3	$1,276.1	$1,298.9
Gross profit	118.0	127.9	131.4	142.0
Net income	13.1	15.2	19.4	27.9
Net income per common share—Basic	0.23	0.27	0.34	0.50
Net income per common share—Diluted	0.23	0.27	0.34	0.49

Year ended October 31, 2013
Revenues	$1,182.1	$1,173.6	$1,216.8	$1,236.8
Gross profit	114.2	125.4	121.1	135.2
Net income	13.4	19.3	16.0	24.2
Net income per common share—Basic	0.25	0.35	0.29	0.44
Net income per common share—Diluted	0.24	0.35	0.29	0.43

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
b. Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2014.
Audit Report on Internal Controls over Financial Reporting of the Registered Public Accounting Firm
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
c. Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Executive Officers
Our executive officers on December 17, 2014 were as follows:

Name	Age	Principal Occupations and Business Experience During Past Five Years
Henrik C. Slipsager	59	President and Chief Executive Officer and a Director of ABM since November 2000.
James S. Lusk	58
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

James P. McClure	57
Executive Vice President of ABM since September 2002, with responsibility for the Onsite Services business since November 2012; President of ABM Onsite Services, Inc. and its predecessors and subsidiaries since 2001.

Sarah Hlavinka McConnell	50
Executive Vice President, General Counsel and Corporate Secretary of ABM since September 2014; Senior Vice President, General Counsel and Corporate Secretary of ABM from May 2008 to September 2014; Senior Vice President and Deputy General Counsel of ABM from September 2007 to May 2008; Vice President, Assistant General Counsel and Secretary of Fisher Scientific International Inc. from December 2005 to November 2006. Member of the Board of Directors of Cigna Life Insurance Company of New York since February 2013.

Tracy K. Price	56
Executive Vice President of ABM and President of ABM Facility Solutions Group, LLC since December 2010, with responsibility for the Building & Energy Solutions business, and Corporate Sales and Marketing since November 2012; Chairman, President and CEO of The Linc Group, LLC from December 2003 through November 2010.

Scott Salmirs	52
Executive Vice President of ABM since September 2014, with responsibility for the Northeast region of the Company’s Onsite Services business and global responsibility for Air Serv Corporation and its subsidiaries; Executive Vice President of ABM Janitorial Services - Northeast, Inc. since 2003.

Angelique Carbo	50
Senior Vice President, Human Resources of ABM since May 2012; Vice President, Human Resources of Merck & Co./Schering-Plough from January 2009 through November 2011; Vice President, Human Resources of General Electric Retail Consumer Finance from August 2006 through January 2009.

Dean A. Chin	46
Senior Vice President, Chief Accounting Officer and Corporate Controller of ABM since June 2010; Vice President and Assistant Controller of ABM from June 2008 to June 2010; Director of Finance, Reader’s Digest Association, Inc. from March 2005 to March 2008; Senior Manager, Audit and Business Advisory Services, Ernst & Young, LLP from July 2001 to January 2005.

David L. Farwell	53
Senior Vice President, Investor Relations of ABM since June 2009; Senior Vice President, Chief of Staff and Treasurer of ABM from September 2005 through May 2009; Vice President and Treasurer of ABM from August 2002 through August 2005.

D. Anthony Scaglione	42
Senior Vice President, Treasurer and Mergers and Acquisitions of ABM since January 2012; Vice President and Treasurer of ABM from June 2009 to January 2012; Vice President and Assistant Treasurer at CA Technologies from July 2007 to June 2009; and Vice President, Treasury at CA Technologies August 2005 to June 2007.

Additional information required by this Item 10 is included under the headings “Proposal—Election of Directors,” “Corporate Governance,” “Audit-Related Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on March 4, 2015 (“2015 Proxy Statement”). All of this information is incorporated by reference into this Annual Report. Our 2015 Proxy Statement will be filed with the Commission within 120 days after the conclusion of our fiscal year ended October 31, 2014.
On April 3, 2014, we filed our Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.
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
ITEM 11. EXECUTIVE COMPENSATION.
Information about officer and director compensation is incorporated by reference from the information set forth under the captions “Director Compensation for Fiscal Year 2014” and “Executive Compensation” contained in our 2015 Proxy Statement. Information with respect to compensation committee interlocks and insider participation is incorporated by reference from the information so titled under the caption “Corporate Governance” contained in our 2015 Proxy Statement. Information with respect to the Compensation Committee Report is incorporated by reference from the information under the caption “Executive Compensation” contained in our 2015 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” contained in our 2015 Proxy Statement.
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of October 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in millions)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (in millions)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1.8	(1)	$20.20	1.6	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1.8		$20.20	1.6

(1)	Does not include outstanding restricted stock units or performance shares.

(2)	Includes 0.4 million shares available for issuance under the Employee Stock Purchase Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information with respect to certain relationships and related transactions and with respect to director independence is incorporated by reference from the information set forth under the caption “Certain Relationships and Related Person Transactions” and under the heading “Director Independence,” which is under the caption “Corporate Governance” contained in our 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2015 Proxy Statement under the caption “Audit-Related Matters.”
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
December 17, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ABM Industries and in the capacities and on the dates indicated.

By:	/s/ Henrik C. Slipsager
Henrik C. Slipsager President and Chief Executive Officer and Director (Principal Executive Officer)
December 17, 2014

/s/ James S. Lusk	/s/ Dean A. Chin
James S. Lusk Executive Vice President and Chief Financial Officer	Dean A. Chin Senior Vice President and Controller (Principal Accounting Officer)
(Principal Financial Officer)	December 17, 2014
December 17, 2014

/s/ Maryellen C. Herringer	/s/ Linda Chavez
Maryellen C. Herringer	Linda Chavez, Director
Chairman of the Board and Director	December 17, 2014
December 17, 2014

/s/ J. Philip Ferguson	/s/ Anthony G. Fernandes
J. Philip Ferguson, Director	Anthony G. Fernandes, Director
December 17, 2014	December 17, 2014

/s/ Luke S. Helms	/s/ Sudhakar Kesavan
Luke S. Helms, Director	Sudhakar Kesavan, Director
December 17, 2014	December 17, 2014

/s/ William W. Steele
William W. Steele, Director	Winifred M. Webb, Director
December 17, 2014	December 17, 2014

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Write-offs* / Allowance Taken	Balance End of Year
2014
Accounts receivable allowances	$10.2	18.5	(18.1)	$10.6
Deferred tax asset valuation allowances	6.2	0.3	(0.3)	6.2
2013
Accounts receivable allowances	11.1	21.0	(21.9)	10.2
Deferred tax asset valuation allowances	6.0	0.8	(0.6)	6.2
2012
Accounts receivable allowances	13.5	14.6	(17.0)	11.1
Deferred tax asset valuation allowances	5.8	0.5	(0.3)	6.0
* Write-offs are net of recoveries

EXHIBITS INDEX

Exhibit	Exhibit Description	Incorporated by Reference
No.		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated December 1, 2010, by and among ABM Industries Incorporated, Lighting Services, LLC, The Linc Group, LLC and GI Manager L.P.	8-K	001-08929	2.1	December 2, 2010
3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated November 25, 2003	10-K	001-08929	3.1	January 14, 2004
3.2	Bylaws, as amended September 4, 2013	8-K	001-08929	3.2	September 9, 2013
10.1	Credit Agreement, dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	December 2, 2010
10.2	First Amendment, dated as of June 3, 2011, to the Credit Agreement, dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	10-Q	001-08929	10.1	September 9, 2011
10.3	Repricing Amendment, dated September 8, 2011, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	September 13, 2011
10.4	Third Amendment, dated as of December 11, 2013, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	December 12, 2013
10.5‡
Fourth Amendment, dated as of December 5, 2014, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent

10.6*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005
10.7*	Director Retirement Plan Distribution Election Form, as revised June 16, 2006	10-Q	001-08929	10.1	September 8, 2006
10.8*	Arrangements With Non-Employee Directors	10-K	001-08929	10.9	December 20, 2012
10.9*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated December 13, 2010	10-K	001-08929	10.7	December 23, 2010
10.10*	Form of Director Indemnification Agreement	10-Q	001-08929	10.5	March 6, 2009
10.11*	ABM Executive Officer Incentive Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.6	September 8, 2008
10.12*	2006 Equity Incentive Plan, as amended and restated January 10, 2012	10-Q	001-08929	10.1	June 7, 2012
10.13*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, as amended and restated December 9, 2013	8-K	001-08929	10.1	December 12, 2013

10.14*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, as amended and restated December 9, 2013	10-K	001-08929	10.16	December 18, 2013
10.15*	Statement of Terms and Conditions Applicable to Restricted Stock Units Granted Pursuant to the 2006 Equity Incentive Plan to Directors Who Elect to Relinquish Their Benefits Effective November 1, 2006, as amended and restated September 8, 2010	10-K	001-08929	10.13	December 23, 2010
10.16*	Form of Non-Qualified Stock Option Agreement – 2006 Equity Plan	10-Q	001-08929	10.4	June 4, 2010
10.17*	Form of Restricted Stock Unit Agreement – 2006 Equity Plan	10-Q	001-08929	10.5	June 4, 2010
10.18*	Form of Performance Share Agreement – 2006 Equity Plan	10-K	001-08929	10.20	December 18, 2013
10.19*	Executive Stock Option Plan (a.k.a. Age-Vested Career Stock Option Plan), as amended and restated June 4, 2012	10-Q	001-08929	10.1	September 6, 2012
10.20*	Time-Vested Incentive Stock Option Plan, as amended and restated September 4, 2007	10-Q	001-08929	10.2	September 10, 2007
10.21*	1996 Price-Vested Performance Stock Option Plan, as amended and restated September 4, 2007	10-Q	001-08929	10.3	September 10, 2007
10.22*	2002 Price-Vested Performance Stock Option Plan, as amended and restated September 4, 2007	10-Q	001-08929	10.4	September 10, 2007
10.23*	Deferred Compensation Plan for Executives, amended and restated October 25, 2010	10-K	001-08929	10.22	December 23, 2010
10.24*	Form of Restricted Stock Unit Agreement dated March 31, 2010 for Awards to Certain Executive Officers	8-K	001-08929	10.2	April 2, 2010
10.25*	Form of Stock Option Agreement dated March 31, 2010 for Awards to Certain Executive Officers	8-K	001-08929	10.3	April 2, 2010
10.26*	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.4	September 8, 2008
10.27*	Service Award Benefit Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.5	September 8, 2008
10.28*	Executive Severance Pay Policy, as amended and restated March 7, 2011	10-Q	001-08929	10.1	March 10, 2011
10.29*	Amended and Restated Employment Agreement dated July 16, 2013 by and between ABM Industries Incorporated and Henrik C. Slipsager	8-K	001-08929	10.1	July 18, 2013
10.30*	Form of Executive Employment Agreement with James S. Lusk, James P. McClure, Sarah H. McConnell and Tracy K. Price	8-K	001-08929	10.1	October 22, 2014
10.31*	Form of Executive Employment Agreement (with term)	8-K	001-08929	10.1	October 22, 2014
10.32*	Form of Executive Employment Agreement (without term)	10-K	001-08929	10.34	December 30, 2012
10.33*	Form of Amended and Restated Executive Change in Control Agreement with Henrik C. Slipsager, James S. Lusk and James P. McClure	8-K	001-08929	10.1	December 31, 2008
10.34*	Annex A for Change in Control Agreement for Henrik C. Slipsager	8-K/A	001-08929	10.1	January 5, 2009

10.35*	Executive Change in Control Agreement with Sarah H. McConnell	10-K	001-08929	10.32	December 22, 2009
10.36*	Executive Change in Control Agreement with Tracy K. Price	10-K	001-08929	10.37	December 23, 2011
21.1‡	Subsidiaries of the Registrant
23.1‡	Consent of Independent Registered Public Accounting Firm
31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS ‡	XBRL Report Instance Document
101.SCH ‡	XBRL Taxonomy Extension Schema Document
101.CAL‡	XBRL Taxonomy Calculation Linkbase Document
101.LAB ‡	XBRL Taxonomy Label Linkbase Document
101.PRE ‡	XBRL Presentation Linkbase Document
101. DEF ‡	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan, contract, or arrangement

‡	Indicates filed herewith

†	Indicates furnished herewith