Form 10-Q
period 2015-01-31
ABM INDUSTRIES INC /DE/
filed 2015-03-04
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2015
Common Stock, $0.01 par value per share	55,992,396 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not statements of historical fact constitute forward-looking statements. These statements give current expectations or forecasts of future events and are often identified by the words “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” “seek,” or other words and terms of similar meaning in connection with discussions of future strategy and operating or financial performance. Such statements reflect the current views of ABM Industries Incorporated (“ABM”), and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), with respect to future events and are based on assumptions and estimates which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. These factors include but are not limited to the following:

•	risks relating to our acquisition strategy may adversely impact our results of operations;

•	our strategy of moving to an integrated facility solutions provider platform, which focuses on vertical markets, may not generate the organic growth in revenues or profitability that we expect;

•	we are subject to intense competition that can constrain our ability to gain business as well as our profitability;

•	our business success depends on our ability to preserve our long-term relationships with clients;

•	increases in costs that we cannot pass on to clients could affect our profitability;

•	we have high deductibles for certain insurable risks, and therefore we are subject to volatility associated with those risks;

•	our restructuring initiatives may not achieve the expected cost reductions;

•	our business success depends on retaining senior management and attracting and retaining qualified personnel;

•	we are at risk of losses stemming from accidents or other incidents at facilities in which we operate, which could cause significant damage to our reputation and financial loss;

•	negative or unexpected tax consequences could adversely affect our results of operations;

•	federal health care reform legislation may adversely affect our business and results of operations;

•	changes in energy prices and government regulations could adversely impact the results of operations of our Building & Energy Solutions business;

•
significant delays or reductions in appropriations for our government contracts may negatively affect our business and could have an adverse effect on our financial position, results of operations, and cash flows;

•	we conduct some of our operations through joint ventures, and our ability to do business may be affected by the failure of our joint venture partners to perform their obligations;

•	our business may be negatively affected by adverse weather conditions;

•	we are subject to business continuity risks associated with centralization of certain administrative functions;

•	our services in areas of military conflict expose us to additional risks;

•
we are subject to cyber-security risks arising out of breaches of security relating to sensitive company, client, and employee information and to the technology that manages our operations and other business processes;

•	a decline in commercial office building occupancy and rental rates could affect our revenues and profitability;

•	deterioration in general economic conditions could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition;

•	financial difficulties or bankruptcy of one or more of our clients could adversely affect our results;

•	we incur accounting and other control costs that reduce profitability;

•	any future increase in the level of our debt or in interest rates could affect our results of operations;

•	our ability to operate and pay our debt obligations depends upon our access to cash;

•	goodwill impairment charges could have a material adverse effect on our financial condition and results of operations;

•	impairment of long-lived assets may adversely affect our operating results;

•	we are defendants in class and representative actions and other lawsuits alleging various claims that could cause us to incur substantial liabilities;

•	changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations, and financial results;

•	labor disputes could lead to loss of revenues or expense variations;

•	we participate in multiemployer pension plans that under certain circumstances could result in material liabilities being incurred; and

•	disasters or acts of terrorism could disrupt services.
Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2014 and in other reports we file from time to time with the Securities and Exchange Commission.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)	January 31, 2015	October 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$38.8	$36.7
Trade accounts receivable, net of allowances of $11.0 and $10.6 at January 31, 2015 and October 31, 2014, respectively	781.2	748.2
Prepaid expenses	76.6	65.5
Deferred income taxes, net	50.1	46.6
Other current assets	30.8	30.2
Total current assets	977.5	927.2
Other investments	31.4	32.9
Property, plant and equipment, net of accumulated depreciation of $141.3 and $138.6 at January 31, 2015 and October 31, 2014, respectively	79.3	83.4
Other intangible assets, net of accumulated amortization of $149.2 and $142.9 at January 31, 2015 and October 31, 2014, respectively	122.3	128.8
Goodwill	904.6	904.6
Other assets	115.8	116.0
Total assets	$2,230.9	$2,192.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$163.5	$175.9
Accrued compensation	114.3	131.2
Accrued taxes—other than income	41.1	29.4
Insurance claims	77.1	80.0
Income taxes payable	0.6	2.0
Other accrued liabilities	109.5	107.9
Total current liabilities	506.1	526.4
Noncurrent income taxes payable	54.5	53.7
Line of credit	362.5	319.8
Deferred income tax liability, net	19.9	16.4
Noncurrent insurance claims	266.8	269.7
Other liabilities	37.5	38.1
Total liabilities	1,247.3	1,224.1
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,948,907 and 55,691,350 shares issued and outstanding at January 31, 2015 and October 31, 2014, respectively	0.6	0.6
Additional paid-in capital	283.2	274.1
Accumulated other comprehensive loss, net of taxes	(5.7)	(2.8)
Retained earnings	705.5	696.9
Total stockholders’ equity	983.6	968.8
Total liabilities and stockholders’ equity	$2,230.9	$2,192.9

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended January 31,
(in millions, except per share amounts)	2015	2014
Revenues	$1,289.4	$1,226.5
Expenses
Operating	1,161.2	1,108.5
Selling, general and administrative	102.8	87.4
Amortization of intangible assets	6.2	6.7
Total expenses	1,270.2	1,202.6
Operating profit	19.2	23.9
Income from unconsolidated affiliates, net	1.5	1.5
Interest expense	(2.7)	(2.7)
Income before income taxes	18.0	22.7
Provision for income taxes	(0.3)	(9.6)
Net income	17.7	13.1
Other comprehensive income:
Foreign currency translation	(2.9)	(0.3)
Comprehensive income	$14.8	$12.8

Net income per common share
Basic	$0.31	$0.23
Diluted	$0.31	$0.23
Weighted-average common and common equivalent shares outstanding
Basic	56.4	55.7
Diluted	57.2	57.1
Dividends declared per common share	$0.160	$0.155
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended January 31,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$17.7	$13.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14.0	14.3
Deferred income taxes	(0.3)	0.2
Share-based compensation expense	3.8	3.9
Provision for bad debt	1.3	1.1
Discount accretion on insurance claims	0.1	0.1
Gain on sale of assets	(0.7)	(0.1)
Income from unconsolidated affiliates, net	(1.5)	(1.5)
Distributions from unconsolidated affiliates	3.0	0.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(34.6)	(44.2)
Prepaid expenses and other current assets	(5.1)	(6.3)
Other assets	(1.3)	1.2
Income taxes payable	(6.9)	4.5
Other liabilities	(0.6)	(0.9)
Insurance claims	(5.9)	(0.4)
Trade accounts payable and other accrued liabilities	(15.4)	(24.7)
Total adjustments	(50.1)	(52.0)
Net cash used in operating activities	(32.4)	(38.9)
Cash flows from investing activities:
Additions to property, plant and equipment	(6.4)	(9.8)
Proceeds from sale of assets	2.6	0.1
Purchase of businesses, net of cash acquired	0.2	0.2
Net cash used in investing activities	(3.6)	(9.5)
Cash flows from financing activities:
Proceeds from exercises of stock options	4.9	2.3
Incremental tax benefit from share-based compensation awards	0.3	—
Dividends paid	(8.9)	(8.6)
Deferred financing costs paid	(0.3)	(1.2)
Borrowings from line of credit	226.7	289.2
Repayment of borrowings from line of credit	(184.0)	(237.0)
Changes in book cash overdrafts	—	6.3
Repayment of capital lease obligations	(0.6)	(1.0)
Net cash provided by financing activities	38.1	50.0
Net increase in cash and cash equivalents	2.1	1.6
Cash and cash equivalents at beginning of year	36.7	32.6
Cash and cash equivalents at end of period	$38.8	$34.2
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) filed with the U.S. Securities and Exchange Commission (“SEC”) in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 (“Annual Report”). Unless otherwise noted, all references to years are to our fiscal year, which ends on October 31.
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
The accounting policies applied in the accompanying Financial Statements are the same as those applied in our audited consolidated financial statements as of and for the year ended October 31, 2014, which are described in our Annual Report.
Effective in the first quarter of 2015, we reallocated certain costs from our Janitorial segment to our Facility Services, Parking, and Security segments to better reflect certain overhead support functions on the operations of our Onsite Services businesses. Such costs were previously recorded within our Janitorial segment. Prior-period segment results have been restated to conform to these changes. See Note 11, “Segment Information,” for more details.
Parking Revenue Presentation
One type of arrangement within our Parking business is a managed location arrangement, whereby we manage the underlying parking facility for the owner in exchange for a management fee. For these arrangements, we pass through revenues and expenses from managed locations to the facility owner under the terms and conditions of the contract. We report revenues and expenses, in equal amounts, for reimbursed costs from our managed locations. Such amounts totaled $77.0 million and $76.3 million for the three months ended January 31, 2015 and 2014, respectively.

3. NET INCOME PER COMMON SHARE
Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended January 31,
(in millions, except per share amounts)	2015	2014
Net income	$17.7	$13.1
Weighted-average common and common equivalent shares outstanding—Basic	56.4	55.7
Effect of dilutive securities:
Restricted stock units	0.3	0.5
Stock options	0.3	0.4
Performance shares	0.2	0.5
Weighted-average common and common equivalent shares outstanding—Diluted	57.2	57.1
Net income per common share
Basic	$0.31	$0.23
Diluted	$0.31	$0.23
Outstanding stock awards issued under share-based compensation plans that were considered anti-dilutive for the three months ended January 31, 2015 and 2014 were 0.4 million and 0.2 million, respectively.

4. ACQUISITIONS
There were no acquisitions completed during the three months ended January 31, 2015. During 2014, we completed acquisitions for an aggregate purchase price of $52.7 million, which includes $3.3 million of contingent consideration. There were no material purchase price allocation adjustments recognized in the current period related to business combinations that occurred in the prior period. Pro forma and other supplemental financial information is not presented, as these acquisitions are not considered material business combinations individually or on a combined basis.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value hierarchy, carrying amounts, and fair values of our financial instruments that are measured on a recurring basis and other select significant financial instruments as of January 31, 2015 and October 31, 2014:

		January 31, 2015		October 31, 2014
(in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan(1)	1	$5.2	$5.2	$5.4	$5.4
Investments in auction rate securities(2)	3	13.0	13.0	13.0	13.0
		18.2	18.2	18.4	18.4
Other select financial assets
Cash and cash equivalents(3)	1	38.8	38.8	36.7	36.7
Insurance deposits(4)	1	11.4	11.4	11.5	11.5
		50.2	50.2	48.2	48.2
Total		$68.4	$68.4	$66.6	$66.6

Financial liabilities measured at fair value on a recurring basis
Interest rate swaps(5)	2	$0.2	$0.2	$0.2	$0.2
Contingent consideration liability(6)	3	1.4	1.4	1.4	1.4
		1.6	1.6	1.6	1.6

Other select financial liability
Line of credit(7)	2	362.5	362.5	319.8	319.8
Total		$364.1	$364.1	$321.4	$321.4
(1) Represents investments held in a Rabbi trust associated with one of our deferred compensation plans, which we include in “Other assets” on the accompanying unaudited consolidated balance sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices.
(2) For investments in auction rate securities, the fair values are based on discounted cash flow valuation models, primarily utilizing unobservable inputs, which we include in “Other investments” on the accompanying unaudited consolidated balance sheets. See Note 6, “Auction Rate Securities,” for further information.
(3) Cash and cash equivalents are stated at nominal value, which equals fair value.
(4) Represents restricted insurance deposits that are used to collateralize our insurance obligations and are stated at nominal value, which equals fair value. These insurance deposits are included in “Other assets” on the accompanying unaudited consolidated balance sheets. See Note 7, “Insurance,” for further information.
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. The fair values of the interest rate swap liabilities were included in “Other liabilities” on the accompanying unaudited consolidated balance sheets. See Note 8, “Line of Credit,” for more information.
(6) Our contingent consideration liability was incurred in connection with an acquisition made in 2013. The contingent consideration liability is measured at fair value and is included in “Other liabilities” on the accompanying unaudited consolidated balance sheets. The fair value is based on a pre-defined forecasted adjusted income from operations using a probability weighted income approach and is discounted using our fixed borrowing rate.

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
During the three months ended January 31, 2015, we had no transfers of assets or liabilities between any of the above hierarchy levels.
6. AUCTION RATE SECURITIES
At January 31, 2015, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million and an amortized cost basis of $13.0 million. At January 31, 2015, the fair value of the securities was $13.0 million. Our auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every thirty days. Auctions for these securities have not occurred since August 2007. We have classified all our auction rate security investments as noncurrent, as we do not reasonably expect to liquidate the securities for cash within the next twelve months.
Significant Assumptions Used to Determine the Fair Values of Our Auction Rate Securities

Assumption	January 31, 2015	October 31, 2014
Discount rates	L + 0.30% – L + 5.03%	L + 0.28% – L + 4.06%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
L – One Month LIBOR

At January 31, 2015 and October 31, 2014, there were no unrealized gains or losses for auction rate securities included in accumulated other comprehensive loss (“AOCL”), and the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.
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
The adequacy of workers’ compensation, general liability, automotive, and property damage insurance claims reserves is based upon actuarial estimates of required reserves considering the most recently completed actuarial reports in 2014 and known events. Actuarial reports are expected to be completed for our significant programs using recent claims data and may result in adjustments to earnings during the third and fourth quarters of 2015.
We had insurance claim reserves totaling $343.9 million and $349.7 million at January 31, 2015 and October 31, 2014, respectively. The balances at January 31, 2015 and October 31, 2014 include $3.7 million and $4.8 million in reserves, respectively, related to our medical and dental self-insured plans. We also had insurance recoverables totaling $66.4 million at both January 31, 2015 and October 31, 2014, which we include in “Other current assets” and “Other assets” on the accompanying unaudited consolidated balance sheets.

Instruments Used to Collateralize Our Insurance Obligations

(in millions)	January 31, 2015	October 31, 2014
Standby letters of credit	$110.5	$111.1
Surety bonds	52.3	52.5
Restricted insurance deposits	11.4	11.5
Total	$174.2	$175.1
8. LINE OF CREDIT
On November 30, 2010, we entered into a five-year syndicated credit agreement pursuant to which we obtained an unsecured revolving credit facility (the “Facility”). This five-year syndicated credit agreement, as amended from time to time, is referred to as the “Credit Agreement.” The aggregate amount of the Facility under the Credit Agreement is $800.0 million, and the maturity date of the Facility is December 11, 2018. At our option, we may increase the size of the Facility to $1.0 billion at any time prior to the expiration date (subject to receipt of commitments for the increased amount from existing and new lenders).
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
We also pay a commitment fee, based on the leverage ratio, payable quarterly in arrears, ranging from 0.200% to 0.275% on the average daily unused portion of the Facility. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the Facility.
The Credit Agreement contains certain leverage and liquidity covenants that require us to maintain a maximum leverage ratio of 3.25 to 1.0 at the end of each fiscal quarter, except as described below, a minimum fixed charge coverage ratio of 1.50 to 1.0 at any time, and a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholders’ equity beginning on November 30, 2010. In the event of a material acquisition, as defined in the Credit Agreement, we may elect to increase the leverage ratio to 3.50 to 1.0 for a total of four fiscal quarters. We were in compliance with these covenants as of January 31, 2015.
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
The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swing line advances, the financing of capital expenditures, and other general corporate purposes, including acquisitions and investments in subsidiaries, subject to certain limitations, where applicable, as set forth in the Credit Agreement. At January 31, 2015, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $362.5 million and $114.3 million, respectively. At October 31, 2014, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $319.8 million and $114.9 million, respectively.
At January 31, 2015 and October 31, 2014, we had up to $323.2 million and $365.3 million borrowing capacity, respectively, under the Facility, the availability of which was subject to, and limited by, compliance with the covenants described above.
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
At each of January 31, 2015 and October 31, 2014, the amount recorded in AOCL was $0.2 million ($0.1 million, net of taxes). At January 31, 2015, the amount expected to be reclassified from AOCL to earnings during the next twelve months was $0.2 million.
9. COMMITMENTS AND CONTINGENCIES
Surety Bonds and Letters of Credit
We use surety bonds and letters of credit to secure certain commitments related to insurance programs and for other purposes. As of January 31, 2015, these surety bonds and letters of credit totaled approximately $333.5 million and $114.3 million, respectively. Included in the total amount of surety bonds is $6.1 million of bonds with an effective date starting after January 31, 2015.
Guarantees
In some instances, we offer certain clients guaranteed energy savings under certain energy savings contracts. Total guarantees at January 31, 2015 and October 31, 2014 were $27.0 million and $30.4 million, respectively, and extend through 2029. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any losses in connection with these guarantees.
In connection with an unconsolidated joint venture in which one of our subsidiaries has a 33% ownership interest, that subsidiary, and the other joint venture partners, have each jointly and severally guaranteed the obligations of the joint venture to perform under certain contracts extending through 2018. Annual revenues relating to the underlying contracts are approximately $35.0 million. Should the joint venture be unable to perform under these contracts, the joint venture partners would be liable for any losses incurred by the customer due to the failure to perform.
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
At January 31, 2015, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $3.4 million. This $3.4 million includes the accrual of $2.3 million in connection with a settlement relating to a case alleging certain wage and hour violations.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $4.5 million.

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
While the results of these proceedings, claims, and inquiries cannot be predicted with any certainty, our management believes that the final outcome of these matters will not have a material adverse effect on our consolidated financial statements, results of operations, or cash flows.

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
The Consolidated Cases of Augustus, Hall and Davis v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)

The Augustus case is a certified class action involving allegations that we violated certain California state laws relating to rest breaks. The case centers around whether requiring security guards to remain on call during rest breaks violated Section 226.7 of the California Labor Code. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, and on July 31, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), entered judgment in favor of plaintiffs in the amount of approximately $89.7 million. Subsequently, the Superior Court also awarded plaintiffs’ attorneys’ fees of approximately $4.5 million in addition to approximately 30% of the $89.7 million common fund. We appealed the Superior Court’s rulings to the Court of Appeals of the State of California, Second Appellate District (the “Appeals Court”). On December 31, 2014, the Appeals Court issued its opinion, reversing the judgment in favor of the plaintiffs and vacating the award of $89.7 million in damages and the attorneys’ fees award.  Plaintiffs requested rehearing of the Appeals Court’s decision to reverse the judgment in favor of plaintiffs and vacate the damages award. On January 29, 2015, the Appeals Court denied the plaintiffs’ request for rehearing, modified its December 31, 2014 opinion, and certified the opinion for publication.  The Appeals Court opinion held that “on-call rest breaks are permissible” and remaining on call during rest breaks does not render the rest breaks invalid under California law.  The Appeals Court explained that “although on-call hours constitute ‘hours worked,’ remaining available to work is not the same as performing work.... Section 226.7 proscribes only work on a rest break.” If the plaintiffs choose to appeal this decision to the California Supreme Court, their petition for review will be due on or before March 10, 2015.
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
10. INCOME TAXES
The quarterly provision for income taxes is calculated using an estimated annual effective income tax rate, adjusted for discrete items that occur during the reporting period. The effective tax rate for the three months ended January 31, 2015 and 2014 was 1.7% and 42.3%, respectively. The effective tax rate for the three months ended January 31, 2015 was lower than the rate for the three months ended January 31, 2014, primarily due to the retroactive reinstatement of the Work Opportunity Tax Credit for calendar year 2014 which resulted in additional credits of $4.8 million as well as state employment-based tax credits of $2.5 million.
We conduct business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. Our most significant income tax jurisdiction is the United States.
11. SEGMENT INFORMATION
Our reportable segments consist of: Janitorial, Facility Services, Parking, Security, Building & Energy Solutions, and Other. The accounting policies for our segments are the same as those disclosed within our significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies.” Our management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs. Corporate expenses not allocated to segments include:

•	certain CEO and other finance and human resource departmental costs;

•	certain information technology costs;

•	share-based compensation costs;

•	certain legal costs and settlements;

•	adjustments resulting from current actuarial developments of self-insurance reserves related to claims incurred in prior years; and

•	direct acquisition costs.
Effective in the first quarter of 2015, we reallocated certain costs from our Janitorial segment to our Facility Services, Parking, and Security segments to better reflect certain overhead support functions on the operations of our Onsite Services businesses. Such costs were previously recorded within our Janitorial segment. The impact of these changes on the reported operating profit for the three months ended January 31, 2014 was an increase of $1.2 million to our Janitorial segment and a decrease of $0.4 million, $0.5 million, and $0.3 million to our Facility Services, Parking, and Security segments, respectively. Prior-period segment results have been restated to conform to these changes.

Financial Information for Each Reportable Segment

	Three Months Ended January 31,
(in millions)	2015	2014
Revenues:
Janitorial	$666.0	$637.1
Facility Services	156.2	151.7
Parking	155.7	150.3
Security	94.9	99.7
Building & Energy Solutions	119.4	102.1
Other	97.2	85.6
	$1,289.4	$1,226.5
Operating profit:
Janitorial	$34.9	$30.3
Facility Services	5.9	5.1
Parking	6.5	5.2
Security	1.9	2.3
Building & Energy Solutions	1.2	2.7
Other	2.6	1.9
Corporate	(32.3)	(22.1)
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(1.5)	(1.5)
	19.2	23.9
Income from unconsolidated affiliates, net	1.5	1.5
Interest expense	(2.7)	(2.7)
Income before income taxes	$18.0	$22.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its consolidated subsidiaries (hereinafter collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes (“Financial Statements”) and our Annual Report on Form 10-K for the year ended October 31, 2014 (“Annual Report”), which has been filed with the Securities and Exchange Commission (“SEC”). This MD&A may contain forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may differ materially from those we currently anticipate. See “Forward-Looking Statements.” Unless otherwise noted, all information in the MD&A and references to years are based on our fiscal year, which ends on October 31. Our MD&A is comprised of the following sections:

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
Our realignment initiatives are also designed to result in greater synergies from our acquisitions, achieve further integration among our Onsite Services businesses, and decrease operating expenses by streamlining functions and reducing organizational layers. Since the beginning of this realignment in 2013, we have realized $12.1 million in savings from these initiatives, which are substantially complete. These initiatives focused on streamlining of redundant management positions, back office efficiencies, and office consolidations in key markets.
Additionally, in connection with this realignment, we enhanced our risk management and safety programs during 2014 by (i) implementing a unified safety program to increase emphasis on loss prevention, (ii) targeting return-to-work initiatives, (iii) making structural changes to our risk management staffing model to ensure that our risk philosophy is implemented and consistently maintained enterprise-wide, (iv) improving our claims management process, and (v) targeting initiatives to reduce related legal expenditures. As a result of these enhancements, we have experienced numerous benefits, such as improvement in our average cost of claims and number of lost time cases. Consequently, in connection with our annual actuarial evaluations performed for the majority of our casualty insurance programs in the third quarter of 2014, we recorded a cumulative adjustment of $6.2 million for the six months ended April 30, 2014 to reduce our insurance expense to reflect the favorable developments resulting from these initiatives.

In 2015, insurance claims reserves are based upon actuarial estimates of required reserves considering the actuarial reports completed in the third quarter of 2014 and known events.
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

Building & Energy Solutions
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

Other
Provides facility solutions to clients in our aviation vertical related to passenger assistance, including wheelchair operations, aircraft cabin cleaning, janitorial services, shuttle bus operations, and access control.

Financial and Operating Summary

•
Revenues increased by $62.9 million during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. This increase in revenues was primarily attributable to organic growth due to additional revenues from net new business and increased scope of work from existing clients, and $24.0 million in growth from acquisitions.

•	Operating profit decreased by $4.7 million during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. Operating profit was favorably impacted by:

◦	contributions from organic growth;

◦	enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015;

◦	lower payroll and related expenses as a result of one less working day during the quarter; and

◦	savings realized as a result of the realignment of our Onsite Services operational structure.
These factors were offset by:

◦
an increase in compensation and related expenses primarily as a result of the hiring of additional personnel to support growth initiatives throughout the organization and the addition of certain IT positions since the prior year;

◦	an increase in legal fees and settlement costs, including a settlement relating to a case alleging certain wage and hour violations;

◦	an increase in severance expense related to the previously announced upcoming departure of our CEO; and

◦	an increase in professional fees related to certain employment-based tax credits.

•
The effective tax rates for the three months ended January 31, 2015 and 2014 were 1.7% and 42.3%, respectively. The difference was primarily due to the retroactive reinstatement of the Work Opportunity Tax Credit (“WOTC”) for calendar year 2014 which resulted in additional credits of $4.8 million as well as state employment-based tax credits of $2.5 million.

•
Our net cash used in operating activities was $32.4 million during the three months ended January 31, 2015. Typically, our total operating cash flows in the first quarter are lower than in subsequent quarters in the fiscal year. We expect operating activities to provide positive cash flows for the 2015 fiscal year.

•	Dividends of $8.9 million were paid to shareholders and dividends totaling $0.160 per common share were declared during the three months ended January 31, 2015.

•
At January 31, 2015, total outstanding borrowings under our line of credit were $362.5 million, and we had up to $323.2 million borrowing capacity under our line of credit, subject to covenant restrictions.

Results of Operations

Three Months Ended January 31, 2015 Compared with the Three Months Ended January 31, 2014
Consolidated

	Three Months Ended January 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$1,289.4	$1,226.5	$62.9	5.1%
Expenses
Operating	1,161.2	1,108.5	52.7	4.8%
Gross margin as a % of revenues	9.9%	9.6%	0.3%
Selling, general and administrative	102.8	87.4	15.4	17.6%
Amortization of intangible assets	6.2	6.7	(0.5)	(7.5)%
Total expenses	1,270.2	1,202.6	67.6	5.6%
Operating profit	19.2	23.9	(4.7)	(19.7)%
Income from unconsolidated affiliates, net	1.5	1.5	—	—
Interest expense	(2.7)	(2.7)	—	—
Income before income taxes	18.0	22.7	(4.7)	(20.7)%
Provision for income taxes	(0.3)	(9.6)	9.3	96.9%
Net income	$17.7	$13.1	$4.6	35.1%
Revenues
Revenues increased by $62.9 million, or 5.1%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. The increase in revenues was primarily attributable to organic growth due to additional revenues from net new business and increased scope of work from existing clients, and $24.0 million in growth from acquisitions.
Operating Expenses
Operating expenses increased by $52.7 million, or 4.8%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. As a percentage of revenues, gross margin increased by 0.3% to 9.9% in the three months ended January 31, 2015 from 9.6% in the three months ended January 31, 2014. The increase in gross margin was primarily attributable to lower payroll and related expenses as a result of one less working day during the quarter ended January 31, 2015, enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015, and savings realized as a result of the realignment of our Onsite Services operational structure. This increase was partially offset by higher operational costs for certain newly acquired contracts as a result of startup activities and higher expenses from non-recurring operational issues at certain clients.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $15.4 million, or 17.6%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. The increase in selling, general and administrative expenses was primarily related to:

•
a $4.9 million increase in compensation and related expenses primarily as a result of the hiring of additional personnel to support growth initiatives throughout the organization and the addition of certain IT positions since the prior year;

•	a $3.7 million increase in legal fees and settlement costs, including a settlement relating to a case alleging certain wage and hour violations;

•	a $3.2 million increase in severance expense related to the previously announced upcoming departure of our CEO, net of reversal of share-based compensation;

•	a $0.9 million increase in professional fees associated with certain employment-based tax credits; and

•
a $0.6 million increase in share-based compensation expense, excluding the reversal of certain previously expensed amounts related to the CEO departure. This increase was due to the recognition of higher expense relating to awards granted in 2014 and 2015, as compared to awards granted in 2010 and 2011.

Amortization of Intangible Assets
Amortization of intangible assets decreased by $0.5 million, or 7.5%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. This decrease was primarily related to intangible assets being amortized using the sum-of-the-years-digits method over their useful lives, which is consistent with the estimated useful life considerations used in determining their fair values, and results in a declining amortization expense.
Provision for Income Taxes
The effective tax rates for the three months ended January 31, 2015 and 2014 were 1.7% and 42.3%, respectively. The effective tax rate for the three months ended January 31, 2015 was lower than the rate for the three months ended January 31, 2014 primarily due to the retroactive reinstatement of the WOTC for calendar year 2014 which resulted in additional credits of $4.8 million as well as state employment-based tax credits of $2.5 million.
We estimate our annual effective income tax rate will be between 34.0% and 38.0%, which assumes that Congress will not reenact the WOTC for calendar year 2015 prior to October 31, 2015.

Segment Information

Effective in the first quarter of 2015, we reallocated certain costs from our Janitorial segment to our Facility Services, Parking, and Security segments to better reflect the impact of certain overhead support functions on the operations of our Onsite Services businesses. Such costs were previously recorded within our Janitorial segment. The impact of these changes on the reported operating profit for the three months ended January 31, 2014 was an increase of $1.2 million to our Janitorial segment and a decrease of $0.4 million, $0.5 million, and $0.3 million to our Facility Services, Parking, and Security segments, respectively. Prior period segment results have been restated to conform to these changes.
Financial Information for Each Reportable Segment

	Three Months Ended January 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues
Janitorial	$666.0	$637.1	$28.9	4.5%
Facility Services	156.2	151.7	4.5	3.0%
Parking	155.7	150.3	5.4	3.6%
Security	94.9	99.7	(4.8)	(4.8)%
Building & Energy Solutions	119.4	102.1	17.3	16.9%
Other	97.2	85.6	11.6	13.6%
	$1,289.4	$1,226.5	$62.9	5.1%
Operating profit
Janitorial	$34.9	$30.3	$4.6	15.2%
Operating profit as a % of revenues	5.2%	4.8%	0.4%
Facility Services	5.9	5.1	0.8	15.7%
Operating profit as a % of revenues	3.8%	3.4%	0.4%
Parking	6.5	5.2	1.3	25.0%
Operating profit as a % of revenues	4.2%	3.5%	0.7%
Security	1.9	2.3	(0.4)	(17.4)%
Operating profit as a % of revenues	2.0%	2.3%	(0.3)%
Building & Energy Solutions	1.2	2.7	(1.5)	(55.6)%
Operating profit as a % of revenues	1.0%	2.6%	(1.6)%
Other	2.6	1.9	0.7	36.8%
Operating profit as a % of revenues	2.7%	2.2%	0.5%
Corporate	(32.3)	(22.1)	(10.2)	(46.2)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(1.5)	(1.5)	—	—
	$19.2	$23.9	$(4.7)	(19.7)%

Janitorial
	Three Months Ended January 31,
($ in millions)	2015	2014	Increase
Revenues	$666.0	$637.1	$28.9	4.5%
Operating profit	34.9	30.3	4.6	15.2%
Operating profit as a % of revenues	5.2%	4.8%	0.4%
Janitorial revenues increased by $28.9 million, or 4.5%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. The increase was primarily attributable to organic growth due to additional revenues from net new business, additional tag work revenue, and $15.8 million of additional revenues from an acquisition that occurred in October 2014.

Operating profit increased by $4.6 million, or 15.2%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. Operating profit margins increased by 0.4% to 5.2% in the three months ended January 31, 2015 from 4.8% in the three months ended January 31, 2014. The increase in operating profit margins was primarily attributable to lower payroll and related expenses as a result of one less working day during the quarter ended January 31, 2015, enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015, and savings realized as a result of the realignment of our Onsite Services operational structure. This increase was partially offset by higher compensation expense due to hiring additional personnel to support selling and safety initiatives and higher legal fees and settlement costs.

Facility Services
	Three Months Ended January 31,
($ in millions)	2015	2014	Increase
Revenues	$156.2	$151.7	$4.5	3.0%
Operating profit	5.9	5.1	0.8	15.7%
Operating profit as a % of revenues	3.8%	3.4%	0.4%
Facility Services revenues increased by $4.5 million, or 3.0%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. The increase was primarily attributable to increased scope of work from existing clients.
Operating profit increased by $0.8 million, or 15.7%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. Operating profit margins increased by 0.4% to 3.8% in the three months ended January 31, 2015 from 3.4% in the three months ended January 31, 2014. This increase was primarily attributable to enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015, the termination of certain unprofitable contracts in the prior year, and savings realized as a result of the realignment of our Onsite Services operational structure. This increase was partially offset by higher legal settlement costs.

Parking
	Three Months Ended January 31,
($ in millions)	2015	2014	Increase
Revenues	$155.7	$150.3	$5.4	3.6%
Operating profit	6.5	5.2	1.3	25.0%
Operating profit as a % of revenues	4.2%	3.5%	0.7%
Management reimbursement revenues totaled $77.0 million and $76.3 million for the three months ended January 31, 2015 and 2014, respectively.
Parking revenues increased by $5.4 million, or 3.6%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. The increase was primarily related to increased revenues from existing clients and net new business.
Operating profit increased by $1.3 million, or 25.0%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. Operating profit margins increased by 0.7% to 4.2% in the three months ended January 31, 2015 from 3.5% in the three months ended January 31, 2014. The increase in operating profit margins was primarily related to enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015 and savings realized as a result of the realignment of our Onsite Services operational structure.

Security
	Three Months Ended January 31,
($ in millions)	2015	2014	Decrease
Revenues	$94.9	$99.7	$(4.8)	(4.8)%
Operating profit	1.9	2.3	(0.4)	(17.4)%
Operating profit as a % of revenues	2.0%	2.3%	(0.3)%

Security revenues decreased by $4.8 million, or 4.8%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. The decrease was primarily related to contract losses in the prior year and reductions in scope of work from existing clients.
Operating profit decreased by $0.4 million, or 17.4%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. Operating profit margins decreased by 0.3% to 2.0% in the three months ended January 31, 2015 from 2.3% in the three months ended January 31, 2014. The decrease in operating profit margins was attributable to higher payroll and related costs resulting from increased overtime due to a tight labor market in certain geographical areas. The decrease was partially offset by enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015 and savings realized as a result of the realignment of our Onsite Services operational structure.

Building & Energy Solutions
	Three Months Ended January 31,
($ in millions)	2015	2014	Increase (Decrease)
Revenues	$119.4	$102.1	$17.3	16.9%
Operating profit	1.2	2.7	(1.5)	(55.6)%
Operating profit as a % of revenues	1.0%	2.6%	(1.6)%
Building & Energy Solutions revenues increased by $17.3 million, or 16.9%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. This increase was primarily a result of increased revenues from commercial service and maintenance contracts, including medical demand maintenance. Revenues also increased by $8.2 million due to acquisitions that occurred in March 2014 and August 2014.
Operating profit decreased by $1.5 million, or 55.6%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. Operating profit margins decreased by 1.6% to 1.0% in the three months ended January 31, 2015 from 2.6% in the three months ended January 31, 2014. The decrease in operating profit margins was primarily driven by higher operational costs for certain newly acquired contracts as a result of startup activities and higher investment in selling and business development expenses. Also impacting the lower margins were higher expenses from non-recurring operational issues at certain clients and the settlement of a customer dispute. This decrease in operating profit margins was partially offset by the management of general and administrative expenses.

Other
	Three Months Ended January 31,
($ in millions)	2015	2014	Increase
Revenues	$97.2	$85.6	$11.6	13.6%
Operating profit	2.6	1.9	0.7	36.8%
Operating profit as a % of revenues	2.7%	2.2%	0.5%
Revenues from our Other segment increased by $11.6 million, or 13.6%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. The increase was primarily driven by higher passenger services and cabin cleaning revenue in our U.S. operations, including increases in scope of work from existing clients and new business.
Operating profit increased by $0.7 million, or 36.8%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. Operating profit margins increased by 0.5% to 2.7% in the three months ended January 31, 2015 from 2.2% in the three months ended January 31, 2014. This increase was primarily related to intangible assets being amortized using the sum-of-the-years-digits method, which results in declining amortization expense over the useful lives of the assets, and enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015. This increase was partially offset by the higher compensation expense due to the reorganization of the executive structure and the settlement of a client dispute.

Corporate
	Three Months Ended January 31,
($ in millions)	2015	2014	Increase
Corporate expenses	$(32.3)	$(22.1)	$(10.2)	(46.2)%
Corporate expenses increased by $10.2 million, or 46.2%, during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. The increase in corporate expenses was primarily related to:

•	a $3.2 million increase in severance expense related to the previously announced upcoming departure of our CEO, net of reversal of share-based compensation;

•	a $2.7 million increase in legal expenses primarily associated with a settlement relating to a case alleging certain wage and hour violations;

•
a $2.2 million increase in compensation and related expenses primarily as a result of adding certain IT positions since the prior year and the hiring of additional personnel to support growth initiatives throughout the organization;

•	a $0.9 million increase in professional fees related to certain employment-based tax credits; and

•
a $0.6 million increase in share-based compensation expense, excluding the reversal of certain previously expensed amounts related to the CEO departure. This increase was due to the recognition of higher expense relating to awards granted in 2014 and 2015, as compared to awards granted in 2010 and 2011.

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
On November 30, 2010, we entered into a five-year syndicated credit agreement pursuant to which we obtained an unsecured revolving credit facility (the “Facility”). This five-year syndicated credit agreement, as amended from time to time, is referred to as the “Credit Agreement.” The aggregate amount of the Facility under the Credit Agreement is $800.0 million, and the maturity date of the Facility is December 11, 2018. At our option, we may increase the size of the Facility to $1.0 billion at any time prior to the expiration date (subject to receipt of commitments for the increased amount from existing and new lenders).
At January 31, 2015, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $362.5 million and $114.3 million, respectively. At January 31, 2015, we had up to $323.2 million borrowing capacity under the Facility. Our ability to draw down available capacity under the Facility is subject to, and is limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under the Facility include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of January 31, 2015, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, as strong operating cash flows provide opportunities for growth both organically and through acquisitions. Our net cash used in operating activities was $32.4 million in the three months ended January 31, 2015. Typically, our total operating cash flows in the first quarter are lower than in subsequent quarters in the fiscal year. We expect operating activities to provide positive cash flows for the 2015 fiscal year. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable (including receivables from U.S. Government contracts, which generally have longer collection periods); the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims. The table below summarizes our cash and cash equivalents activity:

	Three Months Ended January 31,
(in millions)	2015	2014
Net cash used in operating activities	$(32.4)	$(38.9)
Net cash used in investing activities	(3.6)	(9.5)
Net cash provided by financing activities	38.1	50.0

Operating Activities
Net cash used in operating activities decreased by $6.5 million during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. The decrease was primarily related to the timing of client receivable collections and timing of payroll payments, partially offset by the timing of tax payments and the impact of retroactive changes in tax law, including the employment-based tax credits in the first quarter of 2015.
Investing Activities
Net cash used in investing activities decreased by $5.9 million during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. The decrease was primarily related to a period-over-period decrease in property, plant and equipment additions.
Financing Activities
Net cash provided by financing activities decreased by $11.9 million during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. The decrease was primarily related to a $9.5 million million decrease in cash borrowings from our line of credit.

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

At January 31, 2015, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $3.4 million. This $3.4 million includes the accrual of $2.3 million in connection with a settlement relating to a case alleging certain wage and hour violations.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $4.5 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
In some cases, although a loss is probable or reasonably possible, we cannot reasonably estimate the maximum potential losses for probable matters or the range of losses for reasonably possible matters. Therefore, our accrual for probable losses and our estimated range of loss for reasonably possible losses do not represent our maximum possible exposure.
For additional information about our contingencies, see Note 9, “Commitments and Contingencies,” in the Financial Statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes related to market risk from the disclosures in our Annual Report on Form 10-K for the year ended October 31, 2014.
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
b. Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 9, “Commitments and Contingencies,”  to the Financial Statements in this Form 10-Q.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2014, in response to Item 1A., “Risk Factors,” to Part I of the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit	Exhibit Description
No.
10.1‡
Fifth Amendment, dated February 17, 2015, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions, and Bank of America, N.A. as Administrative Agent

10.2‡*	Amended Executive Employment Agreement dated January 13, 2015 by and between ABM Industries Incorporated and James P. McClure
10.3‡*	Amended Executive Employment Agreement dated January 13, 2015 by and between ABM Industries Incorporated and Tracy K. Price
31.1‡	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement

‡	Indicates filed herewith

†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

March 4, 2015	/s/ James S. Lusk
James S. Lusk Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 4, 2015	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)