Form 10-Q
period 2015-04-30
ABM INDUSTRIES INC /DE/
filed 2015-06-03
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 27, 2015
Common Stock, $0.01 par value per share	56,416,437 shares

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	April 30, 2015	October 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$30.4	$36.7
Trade accounts receivable, net of allowances of $10.1 and $10.6 at April 30, 2015 and October 31, 2014, respectively	764.6	748.2
Prepaid expenses	75.7	65.5
Deferred income taxes, net	51.0	46.6
Other current assets	30.1	30.2
Total current assets	951.8	927.2
Other investments	31.9	32.9
Property, plant and equipment, net of accumulated depreciation of $149.5 and $138.6 at April 30, 2015 and October 31, 2014, respectively	79.2	83.4
Other intangible assets, net of accumulated amortization of $155.5 and $142.9 at April 30, 2015 and October 31, 2014, respectively	118.7	128.8
Goodwill	908.8	904.6
Other assets	115.2	116.0
Total assets	$2,205.6	$2,192.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$147.9	$175.9
Accrued compensation	133.3	131.2
Accrued taxes—other than income	34.6	29.4
Insurance claims	80.1	80.0
Income taxes payable	0.1	2.0
Other accrued liabilities	115.5	107.9
Total current liabilities	511.5	526.4
Noncurrent income taxes payable	55.6	53.7
Line of credit	307.0	319.8
Deferred income tax liability, net	27.2	16.4
Noncurrent insurance claims	263.8	269.7
Other liabilities	40.3	38.1
Total liabilities	1,205.4	1,224.1
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 56,403,921 and 55,691,350 shares issued and outstanding at April 30, 2015 and October 31, 2014, respectively	0.6	0.6
Additional paid-in capital	289.5	274.1
Accumulated other comprehensive loss, net of taxes	(4.5)	(2.8)
Retained earnings	714.6	696.9
Total stockholders’ equity	1,000.2	968.8
Total liabilities and stockholders’ equity	$2,205.6	$2,192.9

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Revenues	$1,270.1	$1,231.3	$2,559.5	$2,457.8
Expenses
Operating	1,139.2	1,103.4	2,300.4	2,211.9
Selling, general and administrative	94.1	93.3	196.9	180.7
Amortization of intangible assets	6.0	6.7	12.2	13.4
Total expenses	1,239.3	1,203.4	2,509.5	2,406.0
Operating profit	30.8	27.9	50.0	51.8
Income from unconsolidated affiliates, net	2.2	1.2	3.7	2.7
Interest expense	(2.5)	(2.7)	(5.2)	(5.4)
Income before income taxes	30.5	26.4	48.5	49.1
Provision for income taxes	(12.2)	(11.2)	(12.5)	(20.8)
Net income	18.3	15.2	36.0	28.3
Other comprehensive income:
Foreign currency translation	1.2	0.2	(1.7)	—
Other	—	(0.3)	—	(0.3)
Comprehensive income	$19.5	$15.1	$34.3	$28.0

Net income per common share
Basic	$0.32	$0.27	$0.64	$0.51
Diluted	$0.32	$0.27	$0.63	$0.50
Weighted-average common and common equivalent shares outstanding
Basic	56.8	56.1	56.6	55.9
Diluted	57.6	57.0	57.4	57.0
Dividends declared per common share	$0.160	$0.155	$0.320	$0.310
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended April 30,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$36.0	$28.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.3	28.4
Deferred income taxes	6.0	1.6
Share-based compensation expense	8.2	7.8
Provision for bad debt	—	1.3
Discount accretion on insurance claims	0.1	0.2
Gain on sale of assets	(2.2)	(0.1)
Income from unconsolidated affiliates, net	(3.7)	(2.7)
Distributions from unconsolidated affiliates	4.6	2.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(18.6)	(31.5)
Prepaid expenses and other current assets	(1.6)	(3.8)
Other assets	0.1	13.1
Income taxes payable	(7.8)	3.1
Other liabilities	2.3	(1.4)
Insurance claims	(6.0)	(1.1)
Trade accounts payable and other accrued liabilities	(6.7)	(7.9)
Total adjustments	3.0	9.4
Net cash provided by operating activities	39.0	37.7
Cash flows from investing activities:
Additions to property, plant and equipment	(13.9)	(19.3)
Proceeds from sale of assets	4.2	1.1
Purchase of businesses, net of cash acquired	(4.2)	(12.1)
Investments in unconsolidated affiliates	—	(0.5)
Net cash used in investing activities	(13.9)	(30.8)
Cash flows from financing activities:
Proceeds from exercises of stock options	13.5	4.8
Incremental tax benefit from share-based compensation awards	1.2	—
Repurchases of common stock	(7.9)	—
Dividends paid	(17.9)	(17.3)
Deferred financing costs paid	(0.3)	(1.2)
Borrowings from line of credit	457.3	534.1
Repayment of borrowings from line of credit	(470.1)	(521.8)
Changes in book cash overdrafts	(5.9)	1.5
Repayment of capital lease obligations	(1.3)	(1.9)
Net cash used in financing activities	(31.4)	(1.8)
Net (decrease) increase in cash and cash equivalents	(6.3)	5.1
Cash and cash equivalents at beginning of year	36.7	32.6
Cash and cash equivalents at end of period	$30.4	$37.7
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
In the opinion of our management, our unaudited consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are considered necessary to fairly state the financial position, results of operations, and cash flows for the interim periods presented. Interim results of operations are not necessarily indicative of the results for the full year.
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
Parking Revenue Presentation
Our Parking business operates certain parking facilities under a managed location arrangement, whereby we manage the underlying parking facility for the owner in exchange for a management fee. For these arrangements, we pass through revenues and expenses from managed locations to the facility owner under the terms and conditions of the contract. We report revenues and expenses, in equal amounts, for reimbursed costs from our managed locations. Such amounts totaled $75.1 million and $77.1 million for the three months ended April 30, 2015 and 2014, respectively, and $152.1 million and $153.4 million for the six months ended April 30, 2015 and 2014, respectively.

3. NET INCOME PER COMMON SHARE
Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Net income	$18.3	$15.2	$36.0	$28.3
Weighted-average common and common equivalent shares outstanding—Basic	56.8	56.1	56.6	55.9
Effect of dilutive securities:
Restricted stock units	0.4	0.4	0.3	0.5
Stock options	0.3	0.4	0.3	0.4
Performance shares	0.1	0.1	0.2	0.2
Weighted-average common and common equivalent shares outstanding—Diluted	57.6	57.0	57.4	57.0
Net income per common share
Basic	$0.32	$0.27	$0.64	$0.51
Diluted	$0.32	$0.27	$0.63	$0.50
Outstanding stock awards issued under share-based compensation plans that were considered anti-dilutive for the three and six months ended April 30, 2015 were 0.1 million and 0.2 million, respectively, and 0.2 million for each of the three and six month periods ended April 30, 2014.
4. ACQUISITIONS
During fiscal 2014, we completed acquisitions for an aggregate purchase price of $53.0 million, which includes $3.3 million of contingent consideration. There were no material purchase price allocation adjustments recognized in the current period related to business combinations that occurred in the prior year. Pro forma and other supplemental financial information is not presented, as these acquisitions are not considered material business combinations individually or on a combined basis.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Hierarchy of Our Financial Instruments

		April 30, 2015	October 31, 2014
(in millions)	Fair Value Hierarchy	Fair Value
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan(1)	1	$5.3	$5.4
Investments in auction rate securities(2)	3	12.9	13.0
		18.2	18.4
Other select financial assets
Cash and cash equivalents(3)	1	30.4	36.7
Insurance deposits(4)	1	11.4	11.5
		41.8	48.2
Total		$60.0	$66.6

Financial liabilities measured at fair value on a recurring basis
Interest rate swaps(5)	2	$0.2	$0.2
Contingent consideration liability(6)	3	1.4	1.4
		1.6	1.6

Other select financial liability
Line of credit(7)	2	307.0	319.8
Total		$308.6	$321.4
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. The fair values of the interest rate swap liabilities were included in “Other accrued liabilities” on the accompanying unaudited consolidated balance sheets. See Note 8, “Line of Credit,” for more information.
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
During the six months ended April 30, 2015, we had no transfers of assets or liabilities between any of the above hierarchy levels.
6. AUCTION RATE SECURITIES
At each of April 30, 2015 and October 31, 2014, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million and an amortized cost basis of $13.0 million. Our auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every thirty days. Auctions for these securities have not occurred since August 2007. We have classified all our auction rate security investments as noncurrent, as we do not reasonably expect to liquidate the securities for cash within the next twelve months.
At April 30, 2015 and October 31, 2014, the fair values of these securities were $12.9 million and $13.0 million, respectively. At April 30, 2015, one of our auction rate securities, with a fair value of $2.9 million, had an unrealized loss position of $0.1 million for less than twelve months, which was included in accumulated other comprehensive loss (“AOCL”). At October 31, 2014, there were no unrealized gains or losses included in AOCL. The total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings as of April 30, 2015 and October 31, 2014 was $2.0 million.
Significant Assumptions Used to Determine the Fair Values of Our Auction Rate Securities

Assumption	April 30, 2015	October 31, 2014
Discount rates	L + 0.31% – L + 6.22%	L + 0.28% – L + 4.06%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
L – One Month LIBOR
7. INSURANCE
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automotive, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million of exposure on a per-claim basis either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits between $1.0 million and $5.0 million per occurrence. To cover general liability losses above these primary limits, we maintain commercial insurance umbrella policies that provide aggregate limits of $200.0 million. Our insurance policies generally cover workers’ compensation losses to the full extent of statutory requirements. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide limits of $75.0 million.
The adequacy of workers’ compensation, general liability, automotive, and property damage insurance claims reserves is based upon actuarial estimates of required reserves considering the most recently completed actuarial reports in 2014. Actuarial reports are expected to be completed for our significant programs using recent claims data and may result in adjustments to earnings during the third and fourth quarters of 2015.
We are also self-insured for certain employee medical and dental plans. We retain up to $0.4 million of exposure on a per-participant per-year basis with respect to claims under our medical plan. During the three months ended April 30, 2015, actuarial evaluations were completed for our medical and dental plans for the calendar year ended December 31, 2014. The results of the actuarial evaluations indicated a higher than expected incurred but not reported liability for medical and dental claims. As a result, we increased our reserves by $3.0 million during the three months ended April 30, 2015, which was recorded as part of Corporate expenses.
We had insurance claim reserves totaling $343.9 million and $349.7 million at April 30, 2015 and October 31, 2014, respectively. The balances at April 30, 2015 and October 31, 2014 include $7.7 million and $4.8 million in reserves, respectively, related to our medical and dental self-insured plans. We also had insurance recoverables, which we include in “Other current assets” and “Other assets” on the accompanying unaudited consolidated balance sheets, totaling $66.5 million and $66.4 million at April 30, 2015 and October 31, 2014, respectively.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	April 30, 2015	October 31, 2014
Standby letters of credit	$108.6	$111.1
Surety bonds	52.3	52.5
Restricted insurance deposits	11.4	11.5
Total	$172.3	$175.1
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
The Credit Agreement contains certain leverage and liquidity covenants that require us to maintain a maximum leverage ratio of 3.25 to 1.0 at the end of each fiscal quarter (except as described below), a minimum fixed charge coverage ratio of 1.50 to 1.0 at any time, and a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholders’ equity beginning on November 30, 2010. In the event of a material acquisition, as defined in the Credit Agreement, we may elect to increase the leverage ratio to 3.50 to 1.0 for a total of four fiscal quarters. We were in compliance with these covenants as of April 30, 2015.
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
The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swing line advances, the financing of capital expenditures, and other general corporate purposes, including acquisitions and investments in subsidiaries, subject to certain limitations, where applicable, as set forth in the Credit Agreement. At April 30, 2015, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $307.0 million and $116.1 million, respectively. At October 31, 2014, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $319.8 million and $114.9 million, respectively.
At April 30, 2015 and October 31, 2014, we had up to $376.9 million and $365.3 million borrowing capacity, respectively, under the Facility, the availability of which was subject to, and limited by, compliance with the covenants described above.

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
At each of April 30, 2015 and October 31, 2014, the amount recorded in AOCL was $0.2 million ($0.1 million, net of taxes). At April 30, 2015, the amount expected to be reclassified from AOCL to earnings during the next twelve months was $0.2 million.
9. COMMITMENTS AND CONTINGENCIES
Surety Bonds and Letters of Credit
We use surety bonds and letters of credit to secure certain commitments related to insurance programs and for other purposes. As of April 30, 2015, these surety bonds and letters of credit totaled approximately $354.0 million and $116.1 million, respectively. Included in the total amount of surety bonds is $12.4 million of bonds with an effective date starting after April 30, 2015.
Guarantees
In some instances, we offer certain clients guaranteed energy savings under certain energy savings contracts. Total guarantees at April 30, 2015 and October 31, 2014 were $26.0 million and $31.7 million, respectively, and extend through 2029. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any losses in connection with these guarantees.
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
Legal Matters
We are a party to a variety of actions, proceedings, and legal, administrative, and other inquiries arising in the normal course of business relating to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as a class action on behalf of a purported class of employees. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depends on judgments about potential actions by third parties.
At April 30, 2015, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $3.5 million. This $3.5 million includes the accrual of $2.3 million in connection with a settlement relating to a case alleging certain wage and hour violations.

We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depends on judgments about potential actions by third parties. Our management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $8.1 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
The Consolidated Cases of Augustus, Hall and Davis v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)
The Augustus case is a certified class action involving allegations that we violated certain California state laws relating to rest breaks. The case centers around whether requiring security guards to remain on call during rest breaks violated Section 226.7 of the California Labor Code. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, and on July 31, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), entered judgment in favor of plaintiffs in the amount of approximately $89.7 million. Subsequently, the Superior Court also awarded plaintiffs’ attorneys’ fees of approximately $4.5 million in addition to approximately 30% of the $89.7 million common fund. We appealed the Superior Court’s rulings to the Court of Appeals of the State of California, Second Appellate District (the “Appeals Court”). On December 31, 2014, the Appeals Court issued its opinion, reversing the judgment in favor of the plaintiffs and vacating the award of $89.7 million in damages and the attorneys’ fees award.  Plaintiffs requested rehearing of the Appeals Court’s decision to reverse the judgment in favor of plaintiffs and vacate the damages award. On January 29, 2015, the Appeals Court denied the plaintiffs’ request for rehearing, modified its December 31, 2014 opinion, and certified the opinion for publication.  The Appeals Court opinion held that “on-call rest breaks are permissible” and remaining on call during rest breaks does not render the rest breaks invalid under California law.  The Appeals Court explained that “although on-call hours constitute ‘hours worked,’ remaining available to work is not the same as performing work.... Section 226.7 proscribes only work on a rest break.” The plaintiffs filed a petition for review with the California Supreme Court on March 4, 2015, and on April 29, 2015, the California Supreme Court granted the plaintiffs’ petition. No date has been set for oral argument. We expect that oral argument will not be scheduled before 2016. We believe that the Appeals Court correctly ruled in our favor, and we look forward to presenting our arguments to the California Supreme Court.
Bojorquez v. ABM Industries Incorporated and ABM Janitorial Services-Northern California, Inc., filed on January 13, 2010, in the San Francisco Superior Court (the “Bojorquez case”)
We are a defendant in the Bojorquez case. Plaintiff brought suit for sexual harassment, retaliation, and failure to prevent harassment and discrimination. On May 17, 2012, a jury awarded the plaintiff approximately $0.8 million in damages. We have appealed this decision. On April 11, 2013, the San Francisco Superior Court awarded plaintiff attorneys’ fees in the amount of $2.5 million. If we prevail in our appeal of the jury’s verdict, the Court’s award of plaintiff’s attorneys’ fees will be reversed. Oral argument relating to the appeal took place before the State of California Court of Appeal, First Appellate District, on May 14, 2015, and we expect to receive the decision of the appellate court within 90 days of oral argument.

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
10. COMMON STOCK
On September 5, 2012, our Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. During 2015, we entered into transactions to purchase 0.3 million shares of our common stock at an average price of $31.92 per share for a total of $10.0 million, of which $2.1 million were settled subsequent to the three months ended April 30, 2015. After these purchases, we had $20.0 million remaining under our share repurchase program. Any repurchased shares are retired and returned to an authorized but unissued status.
11. INCOME TAXES
The quarterly provision for income taxes is calculated using an estimated annual effective income tax rate, adjusted for discrete items that occur during the reporting period. The effective tax rates for the three and six months ended April 30, 2015 were 40.0% and 25.8%, respectively, as compared to 42.4% for each of the three and six month periods ended April 30, 2014. The effective tax rate for the six months ended April 30, 2015 was lower than the rate for the six months ended April 30, 2014 primarily due to the retroactive reinstatement of the Work Opportunity Tax Credit for calendar year 2014, which resulted in additional credits of $4.8 million as well as state employment-based tax credits of $2.5 million.

12. SEGMENT INFORMATION
Our reportable segments consist of: Janitorial, Facility Services, Parking, Security, Building & Energy Solutions, and Other. The accounting policies for our segments are the same as those disclosed within our significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies.” Our management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs. Corporate expenses not allocated to segments include:

•	certain CEO, finance, and human resource departmental costs;

•	certain information technology costs;

•	share-based compensation costs;

•	certain legal costs and settlements;

•	certain adjustments resulting from current actuarial developments of self-insurance reserves; and

•	direct acquisition costs.
Effective in the first quarter of 2015, we reallocated certain costs from our Janitorial segment to our Facility Services, Parking, and Security segments to better reflect certain overhead support functions on the operations of our Onsite Services businesses. Such reallocated costs were previously recorded within our Janitorial segment. The impact of these changes on the reported operating profit for the three months ended April 30, 2014 was an increase of $1.0 million to our Janitorial segment and decreases of $0.4 million to each of our Facility Services and Parking segments and $0.2 million to our Security segment. The impact of these changes on the reported operating profit for the six months ended April 30, 2014 was an increase of $2.2 million to our Janitorial segment and decreases of $0.8 million, $0.9 million, and $0.5 million to our Facility Services, Parking, and Security segments, respectively. Prior-period segment results have been restated to conform to these changes.

Financial Information for Each Reportable Segment

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2015	2014	2015	2014
Revenues:
Janitorial	$659.5	$631.7	$1,325.5	$1,268.8
Facility Services	145.8	149.5	302.0	301.2
Parking	153.5	152.6	309.2	302.9
Security	93.7	93.8	188.6	193.5
Building & Energy Solutions	121.5	118.5	240.9	220.6
Other	96.1	85.2	193.3	170.8
	$1,270.1	$1,231.3	$2,559.5	$2,457.8
Operating profit:
Janitorial	$39.9	$37.2	$74.8	$67.5
Facility Services	6.6	5.0	12.5	10.1
Parking	6.7	6.0	13.2	11.2
Security	2.6	2.0	4.5	4.3
Building & Energy Solutions	3.2	3.5	4.4	6.2
Other	3.0	2.4	5.6	4.3
Corporate	(29.0)	(27.0)	(61.3)	(49.1)
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(2.2)	(1.2)	(3.7)	(2.7)
	30.8	27.9	50.0	51.8
Income from unconsolidated affiliates, net	2.2	1.2	3.7	2.7
Interest expense	(2.5)	(2.7)	(5.2)	(5.4)
Income before income taxes	$30.5	$26.4	$48.5	$49.1

13. SUBSEQUENT EVENTS
Effective May 1, 2015, we acquired certain assets and assumed certain liabilities of CTS Services/Facility Support Services, a provider of HVAC service and energy solutions in government, commercial, and industrial buildings, for a purchase price of $20.0 million, subject to post-closing adjustments. The purchase price includes up to $3.8 million of contingent consideration that is subject to the achievement of certain revenue metrics, as defined. This acquisition will be accounted for under the acquisition method of accounting. The accounting for this acquisition was incomplete at the time the Financial Statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its consolidated subsidiaries (hereinafter collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes (“Financial Statements”) and our Annual Report on Form 10-K for the year ended October 31, 2014 (“Annual Report”), which has been filed with the Securities and Exchange Commission (“SEC”). This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may differ materially from those we currently anticipate. See “Forward-Looking Statements.” Unless otherwise noted, all information in the MD&A and references to years are based on our fiscal year, which ends on October 31. Our MD&A is comprised of the following sections:

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
Our realignment initiatives are also designed to result in greater synergies from our acquisitions, achieve further integration among our Onsite Services businesses, and decrease operating expenses by streamlining functions and reducing organizational layers. Since the beginning of this realignment in 2013, we have realized $12.7 million in savings from these initiatives, which are substantially complete. These initiatives focused on streamlining of redundant management positions, back office efficiencies, and office consolidations in key markets.
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

In 2015, insurance claims reserves are based upon actuarial estimates of required reserves based upon actuarial reports completed in the third quarter of 2014. Actuarial reports are expected to be completed for our significant programs during the third and fourth quarters of 2015 using recent claims data. During the six months ended April 30, 2015, we have observed unfavorable developments in certain programs for years prior to 2014 which may result in an increase to our insurance reserves in the third and fourth quarters of 2015 as the updated actuarial reports are completed.
In the first quarter of 2015, we formed a wholly-owned captive insurance company (“IFM Assurance Company”). The formation of IFM Assurance Company is part of our enterprise-wide, multi-year insurance strategy that is intended to better position ABM’s risk and safety programs and should provide ABM with increased flexibility in the end-to-end management of its insurance programs. In the second quarter of 2015, we funded IFM Assurance Company with an initial cash contribution of $12.0 million. IFM Assurance Company began providing coverage to us as of January 1, 2015. In 2015, we expect that cash tax savings related to coverage provided by IFM Assurance Company will range between $15.0 million and $20.0 million.
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

Financial and Operating Summary

•
Revenues increased by $38.8 million during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. The increase in revenues was primarily attributable to $22.9 million in growth from acquisitions and to organic growth due to additional revenues from net new business and increased scope of work from existing clients.

•
Operating profit increased by $2.9 million during the three months ended April 30, 2015 as compared to the three months ended April 30, 2014. The increase in operating profit was primarily attributable to:

◦	contributions from acquisitions and organic growth;

◦	enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015;

◦	the absence of an accrual for an unfavorable arbitration decision against us in the prior year quarter relating to a contract dispute with a third-party administrator; and

◦	operational efficiencies resulting in a gain from a property sale.
The increase in operating profit was partially offset by:

◦
an increase in compensation and related expenses primarily as a result of the hiring of additional personnel to support growth initiatives throughout the organization and the addition of certain IT positions since the prior year;

◦	higher payroll and related expenses as a result of one more working day during the quarter ended April 30, 2015; and

◦	a year-over-year increase in medical and dental expense as a result of actuarial valuations completed in the three months ended April 30, 2015.

•	Our net cash provided by operating activities was $39.0 million during the six months ended April 30, 2015.

•	Dividends of $17.9 million were paid to shareholders and dividends totaling $0.320 per common share were declared during the six months ended April 30, 2015.

•
At April 30, 2015, total outstanding borrowings under our line of credit were $307.0 million, and we had up to $376.9 million borrowing capacity under our line of credit, subject to covenant restrictions.

•
During 2015, we entered into transactions to purchase 0.3 million shares of our common stock at an average price of $31.92 per share for a total of $10.0 million, of which $2.1 million were settled subsequent to the three months ended April 30, 2015.

Results of Operations

Three Months Ended April 30, 2015 Compared with the Three Months Ended April 30, 2014
Consolidated

	Three Months Ended April 30,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$1,270.1	$1,231.3	$38.8	3.2%
Expenses
Operating	1,139.2	1,103.4	35.8	3.2%
Gross margin as a % of revenues	10.3%	10.4%	(0.1)%
Selling, general and administrative	94.1	93.3	0.8	0.9%
Amortization of intangible assets	6.0	6.7	(0.7)	(10.4)%
Total expenses	1,239.3	1,203.4	35.9	3.0%
Operating profit	30.8	27.9	2.9	10.4%
Income from unconsolidated affiliates, net	2.2	1.2	1.0	83.3%
Interest expense	(2.5)	(2.7)	0.2	7.4%
Income before income taxes	30.5	26.4	4.1	15.5%
Provision for income taxes	(12.2)	(11.2)	(1.0)	(8.9)%
Net income	$18.3	$15.2	$3.1	20.4%
Revenues
Revenues increased by $38.8 million, or 3.2%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. The increase in revenues was primarily attributable to $22.9 million in growth from acquisitions and to organic growth due to additional revenues from net new business and increased scope of work from existing clients.
Operating Expenses
Operating expenses increased by $35.8 million, or 3.2%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. As a percentage of revenues, gross margin decreased by 0.1% to 10.3% in the three months ended April 30, 2015 from 10.4% in the three months ended April 30, 2014. The decrease in gross margin was primarily attributable to higher payroll and related expenses as a result of one more working day during the quarter ended April 30, 2015 and higher operating expenses related to non-recurring operational issues at certain clients. This decrease was partially offset by enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015 and by the positive impact of the termination of certain lower margin contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.8 million, or 0.9%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. The increase in selling, general and administrative expenses was primarily related to:

•
a $3.8 million increase in compensation and related expenses primarily as a result of the hiring of additional personnel to support growth initiatives throughout the organization and the addition of certain IT positions since the prior year;

•	a $3.0 million year-over-year increase in medical and dental expense as a result of actuarial valuations completed in the three months ended April 30, 2015;

•	a $1.4 million increase in severance expense related to the departure of our former CFO, net of the reversal of share-based compensation;

•	a $0.9 million increase in maintenance and depreciation expense related to technology investments made in 2014; and

•
a $0.7 million increase in share-based compensation expense, excluding the reversal of certain previously expensed amounts related to the departure of our former CFO, that was due to the recognition of higher expense relating to awards granted in 2014 and 2015, as compared to awards granted in 2010, 2011, 2012, and 2013.

This increase was partially offset by:

•	the absence of a $3.4 million accrual for an unfavorable arbitration decision against us in the prior year quarter relating to a contract dispute with a third-party administrator;

•	a $1.5 million decrease in bad debt expense as a result of improved collections of client receivables across our businesses;

•	operational efficiencies resulting in a $1.4 million gain from a property sale;

•	a $1.4 million decrease in costs associated with our re-branding initiative; and

•	a $0.9 million decrease in restructuring costs associated with the realignment of our operational structure.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $0.7 million, or 10.4%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. This decrease was primarily related to intangible assets being amortized using the sum-of-the-years-digits method over their useful lives, which is consistent with the estimated useful life considerations used in determining their fair values and results in a declining amortization expense.
Income from Unconsolidated Affiliates, Net
Income from unconsolidated affiliates, net, increased by $1.0 million, or 83.3%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. The increase was primarily related to higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government and international clients.

Segment Information

Effective in the first quarter of 2015, we reallocated certain costs from our Janitorial segment to our Facility Services, Parking, and Security segments to better reflect certain overhead support functions on the operations of our Onsite Services businesses. Such costs were previously recorded within our Janitorial segment. The impact of these changes on the reported operating profit for the three months ended April 30, 2014 was an increase of $1.0 million to our Janitorial segment and decreases of $0.4 million to each of our Facility Services and Parking segments and $0.2 million to our Security segment. Prior-period segment results have been restated to conform to these changes.
Financial Information for Each Reportable Segment

	Three Months Ended April 30,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues
Janitorial	$659.5	$631.7	$27.8	4.4%
Facility Services	145.8	149.5	(3.7)	(2.5)%
Parking	153.5	152.6	0.9	0.6%
Security	93.7	93.8	(0.1)	(0.1)%
Building & Energy Solutions	121.5	118.5	3.0	2.5%
Other	96.1	85.2	10.9	12.8%
	$1,270.1	$1,231.3	$38.8	3.2%
Operating profit
Janitorial	$39.9	$37.2	$2.7	7.3%
Operating profit as a % of revenues	6.1%	5.9%	0.2%
Facility Services	6.6	5.0	1.6	32.0%
Operating profit as a % of revenues	4.5%	3.3%	1.2%
Parking	6.7	6.0	0.7	11.7%
Operating profit as a % of revenues	4.4%	3.9%	0.5%
Security	2.6	2.0	0.6	30.0%
Operating profit as a % of revenues	2.8%	2.1%	0.7%
Building & Energy Solutions	3.2	3.5	(0.3)	(8.6)%
Operating profit as a % of revenues	2.6%	3.0%	(0.4)%
Other	3.0	2.4	0.6	25.0%
Operating profit as a % of revenues	3.1%	2.8%	0.3%
Corporate	(29.0)	(27.0)	(2.0)	(7.4)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(2.2)	(1.2)	(1.0)	(83.3)%
	$30.8	$27.9	$2.9	10.4%

Janitorial
	Three Months Ended April 30,
($ in millions)	2015	2014	Increase
Revenues	$659.5	$631.7	$27.8	4.4%
Operating profit	39.9	37.2	2.7	7.3%
Operating profit as a % of revenues	6.1%	5.9%	0.2%
Janitorial revenues increased by $27.8 million, or 4.4%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. The increase was primarily attributable to $17.8 million of additional revenues from an acquisition that occurred in October 2014, organic growth due to additional revenues from net new business, and additional tag work revenue.

Operating profit increased by $2.7 million, or 7.3%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. Operating profit margins increased by 0.2% to 6.1% in the three months ended April 30, 2015 from 5.9% in the three months ended April 30, 2014. The increase in operating profit margins was primarily attributable to enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015, the positive impact of the termination of a large multi-regional contract, and operational efficiencies resulting in a gain from a property sale. This increase was partially offset by higher payroll and related expenses as a result of one more working day during the quarter ended April 30, 2015 and higher compensation expense due to hiring additional personnel to support selling and safety initiatives.

Facility Services
	Three Months Ended April 30,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$145.8	$149.5	$(3.7)	(2.5)%
Operating profit	6.6	5.0	1.6	32.0%
Operating profit as a % of revenues	4.5%	3.3%	1.2%
Facility Services revenues decreased by $3.7 million, or 2.5%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. The decrease was primarily attributable to the termination of certain lower margin contracts that exceeded new business.
Operating profit increased by $1.6 million, or 32.0%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. Operating profit margins increased by 1.2% to 4.5% in the three months ended April 30, 2015 from 3.3% in the three months ended April 30, 2014. The increase in operating profit margins was primarily attributable to the termination of certain lower margin contracts, enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015, and lower legal costs.

Parking
	Three Months Ended April 30,
($ in millions)	2015	2014	Increase
Revenues	$153.5	$152.6	$0.9	0.6%
Operating profit	6.7	6.0	0.7	11.7%
Operating profit as a % of revenues	4.4%	3.9%	0.5%
Management reimbursement revenues totaled $75.1 million and $77.1 million for the three months ended April 30, 2015 and 2014, respectively.
Parking revenues increased by $0.9 million, or 0.6%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. The increase was primarily related to revenues from existing clients and net new business, partially offset by lower management reimbursement revenues.
Operating profit increased by $0.7 million, or 11.7%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. Operating profit margins increased by 0.5% to 4.4% in the three months ended April 30, 2015 from 3.9% in the three months ended April 30, 2014. The increase in operating profit margins was primarily related to enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015. This increase was partially offset by higher legal costs and the absence of a benefit related to the collection of previously reserved accounts receivable in the prior year quarter.

Security
	Three Months Ended April 30,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$93.7	$93.8	$(0.1)	(0.1)%
Operating profit	2.6	2.0	0.6	30.0%
Operating profit as a % of revenues	2.8%	2.1%	0.7%

Security revenues decreased by $0.1 million, or 0.1%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014.
Operating profit increased by $0.6 million, or 30.0%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. Operating profit margins increased by 0.7% to 2.8% in the three months ended April 30, 2015 from 2.1% in the three months ended April 30, 2014. The increase in operating profit margins was primarily attributable to enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015. This increase was partially offset by higher payroll and related costs resulting from increased overtime due to a tight labor market in certain geographical areas.

Building & Energy Solutions
	Three Months Ended April 30,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$121.5	$118.5	$3.0	2.5%
Operating profit	3.2	3.5	(0.3)	(8.6)%
Operating profit as a % of revenues	2.6%	3.0%	(0.4)%
Building & Energy Solutions revenues increased by $3.0 million, or 2.5%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. This increase was primarily due to revenues from acquisitions that occurred in March 2014 and August 2014, which contributed $5.1 million in revenues in the current quarter. Revenues also increased due to organic growth from healthcare services, partially offset by lower project revenue due to timing of awarded contracts.
Operating profit decreased by $0.3 million, or 8.6%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. Operating profit margins decreased by 0.4% to 2.6% in the three months ended April 30, 2015 from 3.0% in the three months ended April 30, 2014. The decrease in operating profit margins was primarily driven by higher operating expenses related to non-recurring operational issues at certain healthcare clients and higher compensation expense due to hiring additional personnel to support selling initiatives. This decrease in operating profit margins was partially offset by higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government and international clients, and the recovery of certain contract acquisition costs.

Other
	Three Months Ended April 30,
($ in millions)	2015	2014	Increase
Revenues	$96.1	$85.2	$10.9	12.8%
Operating profit	3.0	2.4	0.6	25.0%
Operating profit as a % of revenues	3.1%	2.8%	0.3%
Revenues from our Other segment increased by $10.9 million, or 12.8%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. The increase was primarily driven by higher passenger services and cabin cleaning revenue in our U.S. operations and growth in our U.K. operations.
Operating profit increased by $0.6 million, or 25.0%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. Operating profit margins increased by 0.3% to 3.1% in the three months ended April 30, 2015 from 2.8% in the three months ended April 30, 2014. The increase in operating profit margins was primarily related to the amortization of intangible assets using the sum-of-the-years-digits method, which results in declining amortization expense over the useful lives of the assets, enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015, and growth in our U.K. operations. The increase in operating profit margins was partially offset by higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize and higher compensation expense due to the reorganization of the executive structure.

Corporate
	Three Months Ended April 30,
($ in millions)	2015	2014	Increase
Corporate expenses	$29.0	$27.0	$2.0	7.4%
Corporate expenses increased by $2.0 million, or 7.4%, during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. The increase in corporate expenses was primarily related to:

•	a $3.0 million year-over-year increase in medical and dental expense as a result of actuarial valuations completed in the three months ended April 30, 2015;

•
a $1.5 million increase in compensation and related expenses primarily as a result of adding certain IT positions since the prior year and the hiring of additional personnel to support growth initiatives throughout the organization;

•	a $1.4 million increase in severance expense related to the departure of our former CFO, net of the reversal of share-based compensation;

•	a $0.9 million increase in maintenance and depreciation expense related to technology investments made in 2014; and

•
a $0.7 million increase in share-based compensation expense, excluding the reversal of certain previously expensed amounts related to the departure of our former CFO, that was due to the recognition of higher expense relating to awards granted in 2014 and 2015, as compared to awards granted in 2010, 2011, 2012, and 2013.

This increase was partially offset by:

•	the absence of a $3.4 million accrual for an unfavorable arbitration decision against us in the prior year quarter relating to a contract dispute with a third-party administrator;

•	a $1.4 million decrease in costs associated with our re-branding initiative; and

•	a $0.9 million decrease in restructuring costs associated with the realignment of our operational structure.

Results of Operations

Six Months Ended April 30, 2015 Compared with the Six Months Ended April 30, 2014
Consolidated

	Six Months Ended April 30,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$2,559.5	$2,457.8	$101.7	4.1%
Expenses
Operating	2,300.4	2,211.9	88.5	4.0%
Gross margin as a % of revenues	10.1%	10.0%	0.1%
Selling, general and administrative	196.9	180.7	16.2	9.0%
Amortization of intangible assets	12.2	13.4	(1.2)	(9.0)%
Total expenses	2,509.5	2,406.0	103.5	4.3%
Operating profit	50.0	51.8	(1.8)	(3.5)%
Income from unconsolidated affiliates, net	3.7	2.7	1.0	37.0%
Interest expense	(5.2)	(5.4)	0.2	3.7%
Income before income taxes	48.5	49.1	(0.6)	(1.2)%
Provision for income taxes	(12.5)	(20.8)	8.3	39.9%
Net income	$36.0	$28.3	$7.7	27.2%
Revenues
Revenues increased by $101.7 million, or 4.1%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. The increase in revenues was primarily attributable to organic growth due to additional revenues from net new business and increased scope of work from existing clients and to $46.9 million in growth from acquisitions.
Operating Expenses
Operating expenses increased by $88.5 million, or 4.0%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. As a percentage of revenues, gross margin increased by 0.1% to 10.1% in the six months ended April 30, 2015 from 10.0% in the six months ended April 30, 2014. The increase in gross margin was primarily attributable to enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015 and to the positive impact of the termination of certain lower margin contracts. This increase was partially offset by higher operating expenses related to non-recurring operational issues at certain clients.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $16.2 million, or 9.0%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. The increase in selling, general and administrative expenses was primarily related to:

•
a $8.7 million increase in compensation and related expenses primarily as a result of the hiring of additional personnel to support growth initiatives throughout the organization and the addition of certain IT positions since the prior year;

•	a $4.6 million increase in severance expense related to the departures of our former CEO and CFO, net of the reversal of share-based compensation;

•	a $3.0 million year-over-year increase in medical and dental expense as a result of actuarial valuations completed in the three months ended April 30, 2015;

•	a $1.4 million increase in maintenance and depreciation expense related to technology investments made in 2014;

•
a $1.3 million increase in share-based compensation expense, excluding the reversal of certain previously expensed amounts related to the departures of our former CEO and CFO, that was due to the recognition of higher expense relating to awards granted in 2014 and 2015, as compared to awards granted in 2010, 2011, 2012, and 2013; and

•	a $0.9 million increase in professional fees associated with certain employment-based tax credits.
This increase was partially offset by:

•	a $1.7 million decrease in costs associated with our re-branding initiative;

•	operational efficiencies resulting in a $1.4 million gain from a property sale;

•	a $1.3 million decrease in bad debt expense as a result of improved collections of client receivables across our businesses; and

•	a $0.8 million decrease in restructuring costs associated with the realignment of our operational structure.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $1.2 million, or 9.0%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. This decrease was primarily related to intangible assets being amortized using the sum-of-the-years-digits method over their useful lives, which is consistent with the estimated useful life considerations used in determining their fair values and results in a declining amortization expense.
Income from Unconsolidated Affiliates, Net
Income from unconsolidated affiliates, net, increased by $1.0 million, or 37.0%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. The increase was primarily related to higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government and international clients.
Provision for Income Taxes
The effective tax rates for the six months ended April 30, 2015 and 2014 were 25.8% and 42.4%, respectively. The effective tax rate for the six months ended April 30, 2015 was lower than the rate for the six months ended April 30, 2014 primarily due to the retroactive reinstatement of the WOTC for calendar year 2014, which resulted in additional credits of $4.8 million as well as state employment-based tax credits of $2.5 million.
We estimate our annual effective income tax rate for 2015 will be between 32.0% and 36.0%, which assumes that Congress will not reenact the WOTC for calendar year 2015 prior to October 31, 2015.

Segment Information

The impact of the reallocation of certain Onsite Services overhead costs on the reported operating profit for the six months ended April 30, 2014 was an increase of $2.2 million to our Janitorial segment and decreases of $0.8 million, $0.9 million, and $0.5 million to our Facility Services, Parking, and Security segments, respectively. Prior-period segment results have been restated to conform to these changes.
Financial Information for Each Reportable Segment

	Six Months Ended April 30,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues
Janitorial	$1,325.5	$1,268.8	$56.7	4.5%
Facility Services	302.0	301.2	0.8	0.3%
Parking	309.2	302.9	6.3	2.1%
Security	188.6	193.5	(4.9)	(2.5)%
Building & Energy Solutions	240.9	220.6	20.3	9.2%
Other	193.3	170.8	22.5	13.2%
	$2,559.5	$2,457.8	$101.7	4.1%
Operating profit
Janitorial	$74.8	$67.5	$7.3	10.8%
Operating profit as a % of revenues	5.6%	5.3%	0.3%
Facility Services	12.5	10.1	2.4	23.8%
Operating profit as a % of revenues	4.1%	3.4%	0.7%
Parking	13.2	11.2	2.0	17.9%
Operating profit as a % of revenues	4.3%	3.7%	0.6%
Security	4.5	4.3	0.2	4.7%
Operating profit as a % of revenues	2.4%	2.2%	0.2%
Building & Energy Solutions	4.4	6.2	(1.8)	(29.0)%
Operating profit as a % of revenues	1.8%	2.8%	(1.0)%
Other	5.6	4.3	1.3	30.2%
Operating profit as a % of revenues	2.9%	2.5%	0.4%
Corporate	(61.3)	(49.1)	(12.2)	(24.8)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(3.7)	(2.7)	(1.0)	(37.0)%
	$50.0	$51.8	$(1.8)	(3.5)%

Janitorial
	Six Months Ended April 30,
($ in millions)	2015	2014	Increase
Revenues	$1,325.5	$1,268.8	$56.7	4.5%
Operating profit	74.8	67.5	7.3	10.8%
Operating profit as a % of revenues	5.6%	5.3%	0.3%
Janitorial revenues increased by $56.7 million, or 4.5%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. The increase was primarily attributable to $33.6 million of additional revenues from an acquisition that occurred in October 2014, organic growth due to additional revenues from net new business, and additional tag work revenue.
Operating profit increased by $7.3 million, or 10.8%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. Operating profit margins increased by 0.3% to 5.6% in the six months ended April 30, 2015 from 5.3% in the six months ended April 30, 2014. The increase in operating profit margins was primarily attributable to enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015 and to the positive impact of the termination of a large multi-regional contract. Also positively impacting operating margins were operational efficiencies resulting in a gain from a property sale and savings realized as a result of the realignment of our Onsite Services operational structure. This increase was partially offset by higher compensation expense due to hiring additional personnel to support selling and safety initiatives and higher legal fees and settlement costs.

Facility Services
	Six Months Ended April 30,
($ in millions)	2015	2014	Increase
Revenues	$302.0	$301.2	$0.8	0.3%
Operating profit	12.5	10.1	2.4	23.8%
Operating profit as a % of revenues	4.1%	3.4%	0.7%
Facility Services revenues increased by $0.8 million, or 0.3%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. The increase was primarily attributable to increased scope of work from existing clients, partially offset by the termination of certain lower margin contracts that exceeded new business.
Operating profit increased by $2.4 million, or 23.8%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. Operating profit margins increased by 0.7% to 4.1% in the six months ended April 30, 2015 from 3.4% in the six months ended April 30, 2014. The increase in operating profit margins was primarily attributable to the termination of certain lower margin contracts and enhancements in our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015. Also positively impacting operating profit margins were savings realized as a result of the realignment of our Onsite Services operational structure and lower legal costs.

Parking
	Six Months Ended April 30,
($ in millions)	2015	2014	Increase
Revenues	$309.2	$302.9	$6.3	2.1%
Operating profit	13.2	11.2	2.0	17.9%
Operating profit as a % of revenues	4.3%	3.7%	0.6%
Management reimbursement revenues totaled $152.1 million and $153.4 million for the six months ended April 30, 2015 and 2014, respectively.
Parking revenues increased by $6.3 million, or 2.1%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. The increase was primarily related to revenues from existing clients and net new business, partially offset by lower management reimbursement revenues.
Operating profit increased by $2.0 million, or 17.9%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. Operating profit margins increased by 0.6% to 4.3% in the six months ended April 30, 2015 from 3.7% in the six months ended April 30, 2014. The increase in operating profit margins was primarily related to enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015 and savings realized as a result of the realignment of our Onsite Services operational structure. This increase was partially offset by higher legal costs and the absence of a benefit related to the collection of previously reserved accounts receivable in the prior year.

Security
	Six Months Ended April 30,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$188.6	$193.5	$(4.9)	(2.5)%
Operating profit	4.5	4.3	0.2	4.7%
Operating profit as a % of revenues	2.4%	2.2%	0.2%

Security revenues decreased by $4.9 million, or 2.5%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. The decrease was primarily related to contract losses in the prior year and reductions in scope of work from existing clients.
Operating profit increased by $0.2 million, or 4.7%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. Operating profit margins increased by 0.2% to 2.4% in the six months ended April 30, 2015 from 2.2% in the six months ended April 30, 2014. The increase in operating profit margins was primarily attributable to enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015 and to savings realized as a result of the realignment of our Onsite Services operational structure. This increase was partially offset by higher payroll and related costs resulting from increased overtime due to a tight labor market in certain geographical areas.

Building & Energy Solutions
	Six Months Ended April 30,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$240.9	$220.6	$20.3	9.2%
Operating profit	4.4	6.2	(1.8)	(29.0)%
Operating profit as a % of revenues	1.8%	2.8%	(1.0)%
Building & Energy Solutions revenues increased by $20.3 million, or 9.2%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. This increase was primarily a result of revenues from acquisitions that occurred in March 2014 and August 2014, which contributed $13.3 million in revenues in the current year. Revenues also increased due to organic growth from healthcare services, partially offset by lower project revenue due to timing of awarded contracts.
Operating profit decreased by $1.8 million, or 29.0%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. Operating profit margins decreased by 1.0% to 1.8% in the six months ended April 30, 2015 from 2.8% in the six months ended April 30, 2014. The decrease in operating profit margins was primarily driven by higher expenses related to non-recurring operational issues at certain clients, higher compensation expense due to hiring additional personnel to support selling initiatives, and the settlement of a customer dispute. This decrease in operating profit margins was partially offset by higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government and international clients, and management of general and administrative expenses.

Other
	Six Months Ended April 30,
($ in millions)	2015	2014	Increase
Revenues	$193.3	$170.8	$22.5	13.2%
Operating profit	5.6	4.3	1.3	30.2%
Operating profit as a % of revenues	2.9%	2.5%	0.4%
Revenues from our Other segment increased by $22.5 million, or 13.2%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. The increase was primarily driven by higher passenger services and cabin cleaning revenue in our U.S. operations and growth in our U.K. operations.
Operating profit increased by $1.3 million, or 30.2%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. Operating profit margins increased by 0.4% to 2.9% in the six months ended April 30, 2015 from 2.5% in the six months ended April 30, 2014. The increase in operating profit margins was primarily related to the amortization of intangible assets using the sum-of-the-years-digits method, which results in declining amortization expense over the useful lives of the assets, enhancements to our risk management and safety programs in 2014 that continue to favorably impact our insurance expense in 2015, and growth in our U.K. operations. The increase in operating profit margins was partially offset by higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize, higher compensation expense due to the reorganization of the executive structure, and the settlement of a customer dispute.

Corporate
	Six Months Ended April 30,
($ in millions)	2015	2014	Increase
Corporate expenses	$61.3	$49.1	$12.2	24.8%
Corporate expenses increased by $12.2 million, or 24.8%, during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. The increase in corporate expenses was primarily related to:

•	a $4.6 million increase in severance expense related to the departures of our former CEO and CFO, net of the reversal of share-based compensation;

•
a $3.7 million increase in compensation and related expenses primarily as a result of adding certain IT positions since the prior year and the hiring of additional personnel to support growth initiatives throughout the organization;

•	a $3.0 million year-over-year increase in medical and dental expense as a result of actuarial valuations completed in the three months ended April 30, 2015;

•	a $1.4 million increase in maintenance and depreciation expense related to technology investments made in 2014;

•
a $1.3 million increase in share-based compensation expense, excluding the reversal of certain previously expensed amounts related to the departures of our former CEO and CFO, that was due to the recognition of higher expense relating to awards granted in 2014 and 2015, as compared to awards granted in 2010, 2011, 2012, and 2013; and

•	a $0.9 million increase in professional fees related to certain employment-based tax credits.
This increase was partially offset by:

•	a $1.7 million decrease in costs associated with our re-branding initiative; and

•	a $0.8 million decrease in restructuring costs associated with the realignment of our operational structure.

Liquidity and Capital Resources
We project anticipated cash requirements for our operating, investing, and financing needs as well as cash flows generated from operating activities available to meet these needs. Our operating needs can include, among other items, commitments for operating leases, payroll payments, insurance claims payments, interest payments, legal settlements, and pension funding obligations. Our investing and financing spending can include payments for acquired businesses, capital expenditures, commitments for capital leases, share repurchases, dividends, and payments on our outstanding indebtedness.
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
At April 30, 2015, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $307.0 million and $116.1 million, respectively. At April 30, 2015, we had up to $376.9 million borrowing capacity under the Facility. Our ability to draw down available capacity under the Facility is subject to, and is limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under the Facility include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of April 30, 2015, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
In 2015, we expect that cash tax savings related to coverage provided by IFM Assurance Company will range between $15.0 million and $20.0 million.
Share Repurchases
On September 5, 2012, our Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. Under this repurchase program, we may purchase our common shares from time to time in open market purchases or privately negotiated transactions and may make all or part of the purchases pursuant to Rule 10b5-1 plans. The repurchase program may be suspended or discontinued at any time without notice. During 2015, we entered into transactions to purchase 0.3 million shares of our common stock at an average price of $31.92 per share for a total of $10.0 million, of which $2.1 million were settled subsequent to the three months ended April 30, 2015. After these purchases, we had $20.0 million remaining under our share repurchase program. Any repurchased shares are retired and returned to an authorized but unissued status.
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

	Six Months Ended April 30,
(in millions)	2015	2014
Net cash provided by operating activities	$39.0	$37.7
Net cash used in investing activities	(13.9)	(30.8)
Net cash used in financing activities	(31.4)	(1.8)
Operating Activities
Net cash provided by operating activities increased by $1.3 million during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. The increase was primarily related to the timing of client receivable collections, partially offset by a reduction in the second quarter of 2014 in certain restricted insurance deposits that are used to collateralize our insurance obligations.
Investing Activities
Net cash used in investing activities decreased by $16.9 million during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. The decrease was primarily related to a period-over-period decrease in cash paid, net of cash acquired, for acquisitions and a period-over-period decrease in property, plant and equipment additions.
Financing Activities
Net cash used in financing activities increased by $29.6 million during the six months ended April 30, 2015, as compared to the six months ended April 30, 2014. The increase was primarily related to a $25.1 million decrease in net borrowings from our line of credit and a $7.9 million increase in cash used for common stock repurchases.

Contingencies

We are a party to a variety of actions, proceedings, and legal, administrative, and other inquiries arising in the normal course of business relating to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as a class action on behalf of a purported class of employees. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depends on judgments about potential actions by third parties.

At April 30, 2015, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $3.5 million. This $3.5 million includes the accrual of $2.3 million in connection with a settlement relating to a case alleging certain wage and hour violations.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depends on judgments about potential actions by third parties. Our management currently estimates that the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $8.1 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. ASU 2015-03 is effective for us in the fiscal year ending October 31, 2017, and for interim periods within the year. We do not expect the adoption of these new presentation requirements to have a material impact on our consolidated financial statements.
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
b. Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 9, “Commitments and Contingencies,”  to the Financial Statements in this Form 10-Q.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2014, except that the following risk factor has been removed:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 5, 2012, our Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. Under this repurchase program, we may purchase our common shares from time to time in open market purchases or privately negotiated transactions and may make all or part of the purchases pursuant to Rule 10b5-1 plans. Any repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without notice. The following table provides information with respect to purchases of common shares under the program authorized by our Board of Directors during the quarter ended April 30, 2015:

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
2/1/2015 - 2/28/2015	—	$—	—	$30.0
3/1/2015 - 3/31/2015	—	$—	—	$30.0
4/1/2015 - 4/30/2015	0.2	$31.87	0.2	$22.1
Total / Average	0.2	$31.87	0.2	$22.1
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit	Exhibit Description
No.
10.1*	2006 Equity Incentive Plan, as amended and restated March 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2015)
10.2*‡
Statement of Terms and Conditions Applicable to Options, Restricted Stock, Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on and after March 4, 2015

10.3*‡
Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on and after March 4, 2015

10.4*
Executive Employment Agreement, dated April 6, 2015, by and between ABM Industries Incorporated and D. Anthony Scaglione (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 10, 2015)

10.5*
Change in Control Agreement, dated as of April 6, 2015, by and between ABM Industries Incorporated and D. Anthony Scaglione (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 10, 2015)

10.6*‡	Letter Agreement by and between ABM Industries Incorporated and James S. Lusk, executed on April 27, 2015
31.1‡	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract, or arrangement

‡	Indicates filed herewith

†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

June 3, 2015	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 3, 2015	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)