Form 10-Q
period 2015-07-31
ABM INDUSTRIES INC /DE/
filed 2015-09-03
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 26, 2015
Common Stock, $0.01 par value per share	56,177,207 shares

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect the current expectations, estimates, or projections of ABM Industries Incorporated (“ABM”), and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), concerning future results or events. These statements generally can be identified by the use of forward-looking words or phrases, such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not guarantees of future performance and are inherently subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by these statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements regarding: our future operating and financial performance; our plans to return capital to stockholders, whether through stock repurchases, cash dividends, or otherwise; our review of strategic options for our security business; the ability of our risk management and safety programs to affect our insurance reserves for casualty programs; the adoption of our strategy and transformation initiative; the cost savings we have projected to achieve by the realignment of our business operations to better support specific industries and deliver improved client solutions; and the timing of any of the foregoing. We cannot assure you that any of our expectations, estimates, or projections will be achieved. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements. These factors include, but are not limited to the following:

•
changes to our businesses, operating structure, capital structure, or personnel relating to the adoption of our strategy and transformation initiative may not have the desired effects on our financial condition and results of operations;

•	our strategy of moving to an integrated facility solutions provider platform, which focuses on vertical markets, may not generate the organic growth in revenues or profitability that we expect;

•	the realignment of our business operations to better support specific industries may not achieve the cost savings we have projected;

•	we may not be able to control the costs and expenses of implementing our strategy and transformation initiative;

•	the adoption of our strategy and transformation initiative may have an adverse impact on our relationships with employees, clients, and suppliers;

•
we may not be able to timely sell our security business at a valuation or upon such terms as our board believes is in the best interests of stockholders, and the costs that we may incur in connection with reviewing strategic alternatives for our security business may not be recouped if a sale of the security business is not consummated;

•	risks relating to our acquisition strategy may adversely impact our results of operations;

•	we are subject to intense competition that can constrain our ability to gain business as well as our profitability;

•	increases in costs that we cannot pass on to clients could affect our profitability;

•
we have high deductibles for certain insurable risks, and therefore we are subject to volatility associated with those risks, including the possibility that our risk management and safety programs may not have the intended effect of allowing us to reduce our insurance reserves for casualty programs and that our insurance reserves may need to be materially adjusted from time to time;

•	our captive insurance company may not bring us the benefits we expect;

•	our restructuring initiatives may not achieve their expected cost reductions;

•	our business success depends on our ability to preserve our long-term relationships with clients;

•	our business success depends on retaining senior management and attracting and retaining qualified personnel;

•	we are at risk of losses stemming from accidents or other incidents at facilities in which we operate, which could cause significant damage to our reputation and financial loss;

•	negative or unexpected tax consequences could adversely affect our results of operations;

•	changes in energy prices and government regulations could adversely impact the results of operations of our Building & Energy Solutions business;

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

•	we are subject to business continuity risks associated with centralization of certain administrative functions;

•	a decline in commercial office building occupancy and rental rates could adversely affect our revenues and profitability;

•	deterioration in general economic conditions could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition;

•	financial difficulties or bankruptcy of one or more of our clients could adversely affect our results;

•	any future increase in the level of our debt or in interest rates could affect our results of operations;

•	our ability to operate and pay our debt obligations depends upon our access to cash;

•	goodwill impairment charges could have a material adverse effect on our financial condition and results of operations;

•	impairment of long-lived assets may adversely affect our operating results;

•	we are defendants in class and representative actions and other lawsuits alleging various claims that could cause us to incur substantial liabilities;

•	changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations, and financial results;

•	labor disputes could lead to loss of revenues or expense variations;

•	we participate in multiemployer pension plans that under certain circumstances could result in material liabilities being incurred;

•	disasters or acts of terrorism could disrupt services; and

•	actions of activist investors could be disruptive and costly and could cause uncertainty about the strategic direction of our business.
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2014 and in other reports we file from time to time with the Securities and Exchange Commission (including all amendments to those reports).

We urge readers to consider these risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is made, whether as a result of new information, future events, or otherwise, except as otherwise required by the federal securities laws.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	July 31, 2015	October 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$51.2	$36.7
Trade accounts receivable, net of allowances of $9.7 and $10.6 at July 31, 2015 and October 31, 2014, respectively	783.2	748.2
Prepaid expenses	88.5	65.5
Deferred income taxes, net	47.1	46.6
Other current assets	29.6	30.2
Total current assets	999.6	927.2
Other investments	33.9	32.9
Property, plant and equipment, net of accumulated depreciation of $157.3 and $138.6 at July 31, 2015 and October 31, 2014, respectively	80.4	83.4
Other intangible assets, net of accumulated amortization of $162.0 and $142.9 at July 31, 2015 and October 31, 2014, respectively	119.0	128.8
Goodwill	916.6	904.6
Other assets	114.7	116.0
Total assets	$2,264.2	$2,192.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$167.0	$175.9
Accrued compensation	132.7	131.2
Accrued taxes—other than income	40.4	29.4
Insurance claims	90.6	80.0
Income taxes payable	0.2	2.0
Other accrued liabilities	124.5	107.9
Total current liabilities	555.4	526.4
Noncurrent income taxes payable	54.1	53.7
Line of credit	305.1	319.8
Deferred income tax liability, net	17.2	16.4
Noncurrent insurance claims	300.6	269.7
Other liabilities	45.2	38.1
Total liabilities	1,277.6	1,224.1
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 56,164,424 and 55,691,350 shares issued and outstanding at July 31, 2015 and October 31, 2014, respectively	0.6	0.6
Additional paid-in capital	283.4	274.1
Accumulated other comprehensive loss, net of taxes	(4.3)	(2.8)
Retained earnings	706.9	696.9
Total stockholders’ equity	986.6	968.8
Total liabilities and stockholders’ equity	$2,264.2	$2,192.9

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2015	2014	2015	2014
Revenues	$1,348.8	$1,276.1	$3,908.3	$3,733.9
Expenses
Operating	1,251.0	1,144.7	3,551.4	3,356.6
Selling, general and administrative	98.8	91.2	295.7	271.9
Amortization of intangible assets	6.3	6.5	18.5	19.9
Total expenses	1,356.1	1,242.4	3,865.6	3,648.4
Operating (loss) profit	(7.3)	33.7	42.7	85.5
Income from unconsolidated affiliates, net	2.6	1.6	6.3	4.3
Interest expense	(2.4)	(2.7)	(7.6)	(8.1)
(Loss) income before income taxes	(7.1)	32.6	41.4	81.7
Benefit (provision) for income taxes	8.6	(13.2)	(3.9)	(34.0)
Net income	1.5	19.4	37.5	47.7
Other comprehensive income:
Foreign currency translation	0.1	—	(1.6)	—
Other	0.1	0.5	0.1	0.2
Comprehensive income	$1.7	$19.9	$36.0	$47.9

Net income per common share
Basic	$0.03	$0.34	$0.66	$0.85
Diluted	$0.03	$0.34	$0.65	$0.84
Weighted-average common and common equivalent shares outstanding
Basic	56.8	56.2	56.7	56.0
Diluted	57.5	57.0	57.4	57.0
Dividends declared per common share	$0.160	$0.155	$0.480	$0.465
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$37.5	$47.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.1	42.4
Deferred income taxes	0.2	0.7
Share-based compensation expense	10.6	12.0
Provision for bad debt	0.1	2.2
Discount accretion on insurance claims	0.2	0.3
Gain on sale of assets	(2.4)	(0.9)
Income from unconsolidated affiliates, net	(6.3)	(4.3)
Distributions from unconsolidated affiliates	5.4	3.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(31.6)	(57.9)
Prepaid expenses and other current assets	(5.3)	(6.7)
Other assets	0.6	10.8
Trade accounts payable and other accrued liabilities	22.4	12.5
Insurance claims	41.4	(5.8)
Income taxes payable	(17.1)	3.0
Other liabilities	2.6	(2.5)
Total adjustments	63.9	9.3
Net cash provided by operating activities	101.4	57.0
Cash flows from investing activities:
Additions to property, plant and equipment	(21.1)	(28.5)
Proceeds from sale of assets	4.5	2.2
Purchase of businesses, net of cash acquired	(19.2)	(12.4)
Investments in unconsolidated affiliates	(0.1)	(0.5)
Net cash used in investing activities	(35.9)	(39.2)
Cash flows from financing activities:
Proceeds from exercises of stock options	16.5	7.3
Incremental tax benefit from share-based compensation awards	1.7	5.0
Repurchases of common stock	(20.0)	(10.0)
Dividends paid	(27.0)	(25.9)
Deferred financing costs paid	(0.3)	(1.2)
Borrowings from line of credit	729.3	795.1
Repayment of borrowings from line of credit	(744.0)	(798.3)
Changes in book cash overdrafts	(5.3)	5.0
Repayment of capital lease obligations	(1.9)	(2.8)
Net cash used in financing activities	(51.0)	(25.8)
Net increase (decrease) in cash and cash equivalents	14.5	(8.0)
Cash and cash equivalents at beginning of year	36.7	32.6
Cash and cash equivalents at end of period	$51.2	$24.6
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
Effective in the first quarter of 2015, we reallocated certain costs from our Janitorial segment to our Facility Services, Parking, and Security segments to better reflect certain overhead support functions on the operations of our Onsite Services businesses. Such costs were previously recorded within our Janitorial segment. Prior-period segment results have been restated to conform to these changes. See Note 13, “Segment Information,” for more details.
Parking Revenue Presentation
Our Parking business operates certain parking facilities under a managed location arrangement, whereby we manage the underlying parking facility for the owner in exchange for a management fee. For these arrangements, we pass through revenues and expenses from managed locations to the facility owner under the terms and conditions of the contract. We report revenues and expenses, in equal amounts, for reimbursed costs from our managed locations. Such amounts totaled $78.5 million and $78.0 million for the three months ended July 31, 2015 and 2014, respectively, and $230.6 million and $231.4 million for the nine months ended July 31, 2015 and 2014, respectively.

3. NET INCOME PER COMMON SHARE
Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2015	2014	2015	2014
Net income	$1.5	$19.4	$37.5	$47.7
Weighted-average common and common equivalent shares outstanding—Basic	56.8	56.2	56.7	56.0
Effect of dilutive securities:
Restricted stock units	0.4	0.4	0.3	0.4
Stock options	0.2	0.3	0.3	0.4
Performance shares	0.1	0.1	0.1	0.2
Weighted-average common and common equivalent shares outstanding—Diluted	57.5	57.0	57.4	57.0
Net income per common share
Basic	$0.03	$0.34	$0.66	$0.85
Diluted	$0.03	$0.34	$0.65	$0.84
Outstanding stock awards issued under share-based compensation plans that were considered anti-dilutive were 0.1 million and 0.2 million, respectively, for the three and nine months ended July 31, 2015 and 0.2 million for the three- and nine-month periods ended July 31, 2014.
4. ACQUISITIONS
2015 Acquisitions
Effective May 1, 2015, we acquired certain assets and assumed certain liabilities of CTS Services/Facility Support Services, a provider of HVAC service and energy solutions in government, commercial, and industrial buildings, for a purchase price of $18.8 million, subject to post-closing adjustments. The purchase price includes $3.8 million of contingent consideration that is based on the expected achievement of certain pre-established revenue goals. See Note 5, “Fair Value of Financial Instruments,” regarding the valuation of the contingent consideration liability.
2014 Acquisitions
During 2014, we completed acquisitions for an aggregate purchase price of $52.9 million, which includes $3.3 million of contingent consideration. There were no material purchase price allocation adjustments recognized in the current period related to business combinations that occurred in 2014.
Pro Forma and Other Supplemental Financial Information
Pro forma and other supplemental financial information is not presented, as these acquisitions are not considered material business combinations individually or on a combined basis.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Hierarchy of Our Financial Instruments

		July 31, 2015	October 31, 2014
(in millions)	Fair Value Hierarchy	Fair Value
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan(1)	1	$5.4	$5.4
Investments in auction rate securities(2)	3	13.0	13.0
		18.4	18.4
Other select financial assets
Cash and cash equivalents(3)	1	51.2	36.7
Insurance deposits(4)	1	11.4	11.5
		62.6	48.2
Total		$81.0	$66.6

Financial liabilities measured at fair value on a recurring basis
Interest rate swaps(5)	2	$0.1	$0.2
Contingent consideration liability(6)	3	5.2	1.4
		5.3	1.6

Other select financial liability
Line of credit(7)	2	305.1	319.8
Total		$310.4	$321.4
(1) Represents investments held in a Rabbi trust associated with one of our deferred compensation plans, which we include in “Other assets” on the accompanying unaudited consolidated balance sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices.
(2) For investments in auction rate securities, the fair values are based on discounted cash flow valuation models, primarily utilizing unobservable inputs, which we include in “Other investments” on the accompanying unaudited consolidated balance sheets. See Note 7, “Auction Rate Securities,” for further information.
(3) Cash and cash equivalents are stated at nominal value, which equals fair value.
(4) Represents restricted insurance deposits that are used to collateralize our insurance obligations and are stated at nominal value, which equals fair value. These insurance deposits are included in “Other assets” on the accompanying unaudited consolidated balance sheets. See Note 8, “Insurance,” for further information.
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. The fair values of the interest rate swap liabilities were included in “Other accrued liabilities” on the accompanying unaudited consolidated balance sheets. See Note 9, “Line of Credit,” for more information.
(6) Certain of our acquisitions involve the payment of contingent consideration. Depending on the structure of the contingent consideration arrangement, the fair value of the liability is based on either (i) the expected achievement of certain pre-established revenue goals or (ii) pre-defined forecasted adjusted income from operations using a probability weighted income approach. Our contingent consideration liability is included in “Other liabilities” on the accompanying unaudited consolidated balance sheets.
(7) Represents outstanding borrowings under our syndicated line of credit. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit approximates the fair value. See Note 9, “Line of Credit,” for further information.

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
During the nine months ended July 31, 2015, we had no transfers of assets or liabilities between any of the above hierarchy levels.
6. ADVANCES TO JOINT VENTURES
We make various advances to our unconsolidated joint ventures to provide working capital for the joint ventures’ operations, which are not collateralized, do not carry interest, and have no specific repayment terms. At July 31, 2015 and October 31, 2014, the aggregate amounts of these advances were $1.3 million and $1.2 million, respectively, and are included in “Other assets” on the accompanying unaudited consolidated balance sheets.
7. AUCTION RATE SECURITIES
At July 31, 2015 and October 31, 2014, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million and an amortized cost basis of $13.0 million. At July 31, 2015 and October 31, 2014, the fair value of these securities was $13.0 million. Our auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every thirty days. Auctions for these securities have not occurred since August 2007. We have classified all our auction rate security investments as noncurrent, as we do not reasonably expect to liquidate the securities for cash within the next twelve months.
At July 31, 2015 and October 31, 2014, there were no unrealized gains or losses included in accumulated other comprehensive loss (“AOCL”) and the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.
Significant Assumptions Used to Determine the Fair Values of Our Auction Rate Securities

Assumption	July 31, 2015	October 31, 2014
Discount rates	L + 0.41% – L + 2.00%	L + 0.28% – L + 4.06%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
L – One Month LIBOR
8. INSURANCE
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million of exposure on a per-occurrence basis, either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits between $1.0 million and $5.0 million per occurrence. To cover general liability losses above these primary limits, we maintain commercial insurance umbrella policies that provide aggregate limits of $200.0 million. Our insurance policies generally cover workers’ compensation losses to the full extent of statutory requirements. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide $75.0 million limits.
During the three months ended July 31, 2015, our annual actuarial evaluations were performed for the majority of our casualty insurance programs. These evaluations excluded claims relating to certain previously acquired businesses. We expect to complete the evaluation of those claims in the fourth quarter of 2015.
The actuarial evaluations completed to date showed unfavorable developments in our estimate of ultimate losses related to certain general liability, workers’ compensation, and automobile liability claims, as explained below. These evaluations indicated that previously estimated decreases in our average claim cost and the anticipated reduction in the total number of claims have yet to occur at the pace contemplated in the 2014 evaluations.
General Liability. The actuarial evaluations showed that while the total number of general liability claims has remained relatively stable, the ratio of alleged bodily injury claims as compared to the total number of general liability claims has increased. The shift in the claim-type mix, coupled with an increase in the number of premises liability claims from earlier years reported to us subsequent to the 2014 actuarial evaluations, resulted in increases to our estimate of ultimate losses.
Workers’ Compensation. Our workers’ compensation claim development patterns in the majority of states in which we provide services, coupled with an increase in claims frequency in California, also warranted increases to our estimate of ultimate losses. This adverse development can be attributed to an increase in the statutory benefits paid to the claimants as well as to increases in administrative and legal expenses associated with claims in which settlements cannot be quickly attained.
Automobile Liability. We operate a fleet of passenger vehicles, service vans, and shuttle buses associated with our various transportation service contracts. Subsequent to last year’s actuarial review, the adverse development trend of the claims related to operating these vehicles was primarily attributable to three large multi-party claims that occurred in the 2013 policy year. Additionally, claims frequency associated with our continuing fleet operations trended unfavorably versus the actuarial expectations during the last 12 months.
After analyzing the recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our total reserves by $46.5 million at July 31, 2015.
We are also self-insured for certain employee medical and dental plans. We retain up to $0.4 million of exposure on a per-participant per-year basis with respect to claims under our medical plan. During the three months ended April 30, 2015, actuarial evaluations were completed for our medical and dental plans for the calendar year ended December 31, 2014. The results of the actuarial evaluations indicated a higher than expected incurred but not reported liability for medical and dental claims. As a result, we increased our reserves by $3.0 million in the three months ended April 30, 2015, which was recorded as part of Corporate expenses.
At July 31, 2015 and October 31, 2014, we had insurance claim reserves totaling $391.2 million and $349.7 million, respectively, which include $8.5 million and $4.8 million in reserves, respectively, related to our medical and dental self-insured plans. At July 31, 2015 and October 31, 2014, we also had insurance recoverables, which we include in “Other current assets” and “Other assets” on the accompanying unaudited consolidated balance sheets, totaling $67.9 million and $66.4 million, respectively.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	July 31, 2015	October 31, 2014
Standby letters of credit	$108.6	$111.1
Surety bonds	52.9	52.5
Restricted insurance deposits	11.4	11.5
Total	$172.9	$175.1
9. LINE OF CREDIT
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
The Credit Agreement contains certain leverage and liquidity covenants that require us to maintain a maximum leverage ratio of 3.25 to 1.0 at the end of each fiscal quarter (except as described below), a minimum fixed charge coverage ratio of 1.50 to 1.0 at any time, and a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholders’ equity beginning on November 30, 2010. In the event of a material acquisition, as defined in the Credit Agreement, we may elect to increase the leverage ratio to 3.50 to 1.0 for a total of four fiscal quarters. We were in compliance with these covenants as of July 31, 2015.
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
The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swing line advances, the financing of capital expenditures, and other general corporate purposes, including acquisitions and investments in subsidiaries, subject to certain limitations, where applicable, as set forth in the Credit Agreement. At July 31, 2015, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $305.1 million and $116.1 million, respectively. At October 31, 2014, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $319.8 million and $114.9 million, respectively.
At July 31, 2015 and October 31, 2014, we had up to $378.8 million and $365.3 million borrowing capacity, respectively, under the Facility, the availability of which was subject to, and limited by, compliance with the covenants described above.
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
At July 31, 2015 and October 31, 2014, the amounts recorded in AOCL were $0.1 million ($0.1 million, net of taxes) and $0.2 million ($0.1 million, net of taxes). At July 31, 2015, the amount expected to be reclassified from AOCL to earnings during the next twelve months was $0.1 million.

10. COMMITMENTS AND CONTINGENCIES
Surety Bonds and Letters of Credit
We use surety bonds and letters of credit to secure certain commitments related to insurance programs and for other purposes. As of July 31, 2015, these surety bonds and letters of credit totaled approximately $367.5 million and $116.1 million, respectively.
Guarantees
In some instances, we offer certain clients guaranteed energy savings under certain energy savings contracts. At July 31, 2015 and October 31, 2014, total guarantees were $91.2 million and $39.3 million, respectively, and extend through 2030 and 2029, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any losses in connection with these guarantees.
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
At July 31, 2015, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $5.8 million. This $5.8 million includes the accrual of $2.3 million in connection with a settlement relating to a case alleging certain wage and hour violations.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $6.4 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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

The Consolidated Cases of Augustus, Hall and Davis v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)
The Augustus case is a certified class action involving alleged violations of certain California state laws relating to rest breaks. The case centers around whether requiring security guards to remain on call during rest breaks violated Section 226.7 of the California Labor Code. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, and on July 31, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), entered judgment in favor of plaintiffs in the amount of approximately $89.7 million. Subsequently, the Superior Court also awarded plaintiffs’ attorneys’ fees of approximately $4.5 million in addition to approximately 30% of the $89.7 million common fund. We appealed the Superior Court’s rulings to the Court of Appeals of the State of California, Second Appellate District (the “Appeals Court”). On December 31, 2014, the Appeals Court issued its opinion, reversing the judgment in favor of the plaintiffs and vacating the award of $89.7 million in damages and the attorneys’ fees award.  Plaintiffs requested rehearing of the Appeals Court’s decision to reverse the judgment in favor of plaintiffs and vacate the damages award. On January 29, 2015, the Appeals Court denied the plaintiffs’ request for rehearing, modified its December 31, 2014 opinion, and certified the opinion for publication.  The Appeals Court opinion held that “on-call rest breaks are permissible” and remaining on call during rest breaks does not render the rest breaks invalid under California law.  The Appeals Court explained that “although on-call hours constitute ‘hours worked,’ remaining available to work is not the same as performing work.... Section 226.7 proscribes only work on a rest break.” The plaintiffs filed a petition for review with the California Supreme Court on March 4, 2015, and on April 29, 2015, the California Supreme Court granted the plaintiffs’ petition. No date has been set for oral argument. We expect that oral argument will not be scheduled before 2016. We believe that the Appeals Court correctly ruled in our favor, and we look forward to presenting our arguments to the California Supreme Court.
Bojorquez v. ABM Industries Incorporated and ABM Janitorial Services-Northern California, Inc., filed on January 13, 2010, in the San Francisco Superior Court (the “Bojorquez case”)
We are a defendant in the Bojorquez case. Plaintiff brought suit for sexual harassment, retaliation, and failure to prevent harassment and discrimination. On May 17, 2012, a jury awarded the plaintiff approximately $0.8 million in damages. We appealed this decision. On April 11, 2013, the San Francisco Superior Court awarded plaintiff attorneys’ fees in the amount of $2.5 million. If we prevail in our appeal of the jury’s verdict, the Court’s award of plaintiff’s attorneys’ fees will be reversed. Oral argument relating to the appeal took place before the State of California Court of Appeal, First Appellate District, on May 14, 2015. On June 23, 2015, the State of California Court of Appeal, First Appellate District, issued an Order vacating the submission of the case and requesting supplemental briefing on various issues in the appeal. In response, Plaintiff filed her letter brief on July 8, 2015, and we filed our letter brief on July 22, 2015. Plaintiff filed her closing letter brief on August 3, 2015. Pursuant to the Court of Appeal’s June 23, 2015 Order, the case was resubmitted for decision on August 13, 2015.
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
11. COMMON STOCK
On September 5, 2012, our Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. During the three months ended July 31, 2015, we purchased 0.4 million shares of our common stock at an average price of $32.46 per share for a total of $12.1 million. This amount includes $2.1 million in shares that were purchased in the three months ended April 30, 2015, but settled during the three months ended July 31, 2015. Repurchased shares are retired and returned to an authorized but unissued status. On September 2, 2015, the share repurchase program authorized in September 2012, was replaced with a new share repurchase program authorizing up to $200.0 million in share repurchases. See Note 14, “Subsequent Events,” for further information.
12. INCOME TAXES
The quarterly provision for income taxes is calculated using an estimated annual effective income tax rate, adjusted for discrete items that occur during the reporting period. The effective tax rate before discrete items for the three months ended July 31, 2015 was 44.2%, compared to 41.9% for the three months ended July 31, 2014. The effective tax rate including discrete items for the three months ended July 31, 2015 was not meaningful, primarily due to tax benefits of $3.4 million related to expiring statutes of limitations and tax benefits of $1.8 million related to tax deductions for energy efficient government buildings that were recorded in a quarter that has a loss before income taxes.
The effective tax rate for the nine months ended July 31, 2015 was 9.4% compared to 41.6% for the nine months ended July 31, 2014. The effective tax rate for the nine months ended July 31, 2015 was lower than the rate for the nine months ended July 31, 2014 principally due to: (i) $4.8 million of additional credits for the retroactive reinstatement of the Work Opportunity Tax Credit for calendar year 2014, (ii) tax benefits of $3.4 million related to expiring statutes of limitations, (iii) state employment-based tax credits of $2.5 million, and (iv) tax benefits of $1.8 million related to tax deductions for energy efficient government buildings.

13. SEGMENT INFORMATION
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
During the three months ended July 31, 2015, we completed our annual actuarial evaluations for the majority of our casualty insurance programs, which showed unfavorable developments for 2015. Refer to Note 8, “Insurance,” for further details on the results of our actuarial evaluations. As a result of these evaluations, we increased our reserves for 2015 insurance claims by $7.0 million and, consistent with prior periods, we allocated this expense to our operating segments based upon underlying exposures. For years prior to 2015, the analysis showed unfavorable developments in our insurance claims, and as a result, we increased our reserves by $39.5 million. Consistent with prior periods, this adjustment is recorded in Corporate. Additionally, other Corporate expenses not allocated to segments, among other items, include:

•	certain CEO, finance, and human resource departmental costs;

•	certain information technology costs;

•	share-based compensation costs;

•	certain legal costs and settlements;

•	restructuring charges; and

•	direct acquisition costs.
Effective in the first quarter of 2015, we reallocated certain costs from our Janitorial segment to our Facility Services, Parking, and Security segments to better reflect certain overhead support functions on the operations of our Onsite Services businesses. Such reallocated costs were previously recorded within our Janitorial segment. The impact of these changes on the reported operating profit for the three months ended July 31, 2014 was an increase of $1.2 million to our Janitorial segment and decreases of $0.5 million, $0.4 million, and $0.3 million to our Facility Services, Parking, and Security segments, respectively. The impact of these changes on the reported operating profit for the nine months ended July 31, 2014 was an increase of $3.4 million to our Janitorial segment and decreases of $1.3 million to each of our Facility Services and Parking segments and $0.8 million to our Security segment. Prior-period segment results have been restated to conform to these changes.

Financial Information for Each Reportable Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2015	2014	2015	2014
Revenues:
Janitorial	$678.5	$648.3	$2,004.0	$1,917.1
Facility Services	147.3	151.0	449.3	452.2
Parking	162.0	156.5	471.2	459.4
Security	98.9	95.4	287.5	288.9
Building & Energy Solutions	149.1	127.5	390.0	348.1
Other	113.0	97.4	306.3	268.2
	$1,348.8	$1,276.1	$3,908.3	$3,733.9
Operating profit (loss):
Janitorial	$33.4	$41.6	$108.2	$109.1
Facility Services	6.0	7.0	18.5	17.1
Parking	7.8	9.0	21.0	20.2
Security	3.0	3.6	7.5	7.9
Building & Energy Solutions	8.1	6.8	12.5	13.0
Other	4.5	4.5	10.1	8.8
Corporate	(65.7)	(37.2)	(127.0)	(86.3)
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(2.6)	(1.6)	(6.3)	(4.3)
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(1.8)	—	(1.8)	—
	(7.3)	33.7	42.7	85.5
Income from unconsolidated affiliates, net	2.6	1.6	6.3	4.3
Interest expense	(2.4)	(2.7)	(7.6)	(8.1)
(Loss) income before income taxes	$(7.1)	$32.6	$41.4	$81.7
14. SUBSEQUENT EVENTS
On September 2, 2015, we entered into an amendment (the “Sixth Amendment”) to our Credit Agreement dated as of November 30, 2010, with Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, and with the other lender parties thereto. The Sixth Amendment amends the definition of Consolidated EBITDA which is used to calculate certain leverage and financial covenants to provide addbacks for: (i) restructuring charges arising out of our transformation strategy, which we announced on September 2, 2015, (ii) adjustments with respect to insurance liabilities for periods prior to 2015, and (iii) costs arising from the consolidation of locations, subject to the limitation that the aggregate amount of all addbacks not exceed $75.0 million. In addition, the Sixth Amendment permits us to dispose of certain assets and to repurchase our common stock without regard to a cap so long as certain leverage tests are met.
On September 2, 2015, our Board of Directors replaced the existing $50.0 million share repurchase program authorized in September 2012 with a new $200.0 million share repurchase program under which we may purchase up to $200.0 million of our common stock. These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to the terms of a Rule 10b5-1 plan, or in privately negotiated transactions, at such times and for such prices as we shall determine in our discretion. This share repurchase program may be suspended or discontinued at any time without prior notice.

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
Strategy
As previously announced in June 2015, the Company underwent a comprehensive strategic review with the assistance of the Boston Consulting Group to develop a long-term strategic plan for the business. As part of this process, ABM identified several key priorities designed to differentiate ABM in the marketplace, improve its margin profile and accelerate revenue growth. These priorities include:

•
Profitable Growth: Growing by focusing on industries and solutions where ABM can distinguish itself on service and quality and drive profitable, margin-accretive growth. ABM will initially focus on key verticals where it has or can build a competitive advantage, including Business & Industry, Aviation, Healthcare, Education, and HighTech.

•
Organizational Realignment: Aligning business operations to better support specific industries and deliver excellence in client solutions, including a transition to an integrated end-market verticals focus and a simplified organizational structure. The Company expects the majority of the organizational changes to be in place by the end of the second quarter of fiscal 2016.

•
Consistent Excellence: Implementing best practices in account management and labor management across the organization, as well as developing a more integrated approach for continuous improvement in its safety program, including driving initiatives to help reduce future insurance claim frequency and severity.

•	Cost Optimization: Leveraging the Company’s scale to manage costs more efficiently and effectively, including supplier consolidation and process and procurement enhancement.

•	Talent Development: Creating greater opportunities and career paths for ABM employees.

•	Capital Allocation Focus: A $200.0 million share repurchase program, a dividend consistent with current practice, and an increased focus on specific financial performance metrics.

The Company also reviewed all service lines and investments to assess whether ABM is positioned to continue to competitively offer value added services to customers over the long-term. As a result of this process, the Company has determined that it will explore strategic alternatives for its Security business that may include a partnership, sale or other strategic transaction.
The Company anticipates pre-tax restructuring charges ranging from $45.0 million to $60.0 million. The majority of these restructuring charges will be incurred through the third quarter of fiscal 2016 and are primarily for severance, project fees, and the potential write-down of certain investments. The Company expects the majority of the organizational benefits to be realized by the end of the first half of fiscal 2016. Once the strategy and realignment is fully implemented by the second half of fiscal 2017, the Company expects annualized run-rate for operational benefits of $40.0 million to $50.0 million.
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

Financial and Operating Summary

•
Revenues increased by $72.7 million during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. The increase in revenues was primarily attributable to $37.4 million of incremental revenues from acquisitions and to organic growth from net new business in our Other and Janitorial segments.

•
Operating profit decreased by $41.0 million during the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. The decrease in operating profit was primarily attributable to the unfavorable impact of the insurance reserve adjustment.

•	Our net cash provided by operating activities was $101.4 million during the nine months ended July 31, 2015.

•	Dividends of $27.0 million were paid to shareholders, and dividends totaling $0.480 per common share were declared during the nine months ended July 31, 2015.

•
At July 31, 2015, total outstanding borrowings under our line of credit were $305.1 million, and we had up to $378.8 million borrowing capacity under our line of credit, subject to covenant restrictions.

•	During the three months ended July 31, 2015, we purchased 0.4 million shares of our common stock at an average price of $32.46 per share for a total of $12.1 million.
Annual Actuarial Evaluations
Fiscal 2014 Actuarial Analyses
During 2014, we made several enhancements to our risk management and safety programs, including (i) an increased emphasis on loss prevention by implementing a unified safety program, (ii) targeted emphasis on return-to-work initiatives, (iii) structural changes to our risk management staffing model to ensure that our risk philosophy is implemented and maintained consistently enterprise-wide, (iv) advancements in our claims management process, and (v) targeted initiatives to reduce related legal expenditures. During the three months ended July 31, 2014, our annual actuarial evaluations were performed for the majority of our casualty insurance programs. The impact of the enhancements to our risk management and safety programs was considered as part of the evaluations and resulted in a favorable impact, primarily in our 2014 workers’ compensation reserves. However, for certain years prior to 2014, the evaluations showed unfavorable developments in certain general liability, automobile liability, and workers’ compensation claims. The majority of the adverse impact seen in the general liability program was the result of claims developments in California and New York. A similar trend was also experienced in our automobile liability program, which was largely attributable to considerable unfavorable changes in a few cases within our automobile liability claim pool. After analyzing the loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our reserves by $5.3 million in 2014.
Fiscal 2015 Actuarial Analyses
During the three months ended July 31, 2015, our annual actuarial evaluations were performed for the majority of our casualty insurance programs. These evaluations excluded claims relating to certain previously acquired businesses. We expect to complete the evaluation of those claims in the fourth quarter of 2015.
The previously estimated decreases in our average claim cost associated with enhancements in our risk management and safety programs and the anticipated reduction in the total number of claims have yet to occur at the pace contemplated in the 2014 evaluations, as explained below. The average claim cost was also unfavorably impacted by increases in legal and other claim management expenses necessary to adjudicate the claims with dates of loss prior to 2015.
General Liability. Our general liability program includes coverage for premises liability. Certain premises general liability claims related to claims incurred prior to 2015 reflected loss development that was significantly higher than previously estimated. The nature of these claims includes losses for property damage at the premises for which we provide our services, in addition to losses for alleged bodily injury to claimants either working at or visiting the premises. The actuarial analysis performed during the most recent period showed that while the total number of general liability claims has remained relatively stable, the ratio of alleged bodily injury claims as compared to the total number of general liability claims has increased. This shift in the claim-type mix is most visible in New York and in California, two jurisdictions in which we maintain a significant presence. The shift in claim-type mix in these prominent jurisdictions, coupled with an increase in the number of premises liability claims from earlier years reported to us subsequent to the 2014 actuarial evaluations, resulted in an unfavorable adjustment to our estimate of ultimate losses for 2015 and prior.
Workers’ Compensation. Our workers’ compensation claim development patterns in the majority of states in which we provide services, coupled with an increase in claims frequency in California, also warranted an unfavorable adjustment to our estimate of ultimate losses for 2015 and prior. The development of the claims subsequent to the 2014 actuarial evaluations of the more recent policy years (specifically policy years 2010 through 2013) in California significantly exceeded the actuarial estimates previously established. This adverse development can be attributed to an increase in the statutory benefits paid to the claimants as well as to increases in administrative and legal expenses associated with claims in which settlements cannot be quickly attained.
Automobile Liability. We operate a fleet of passenger vehicles, service vans, and shuttle buses associated with our various transportation service contracts. Subsequent to last year’s actuarial review, the adverse development trend of the claims related to operating these vehicles was primarily attributable to three large multi-party claims that occurred in the 2013 policy year. Additionally, claims frequency associated with our continuing fleet operations trended unfavorably versus the actuarial expectations during the last 12 months. After considering the developments in both severity and frequency in the recent policy years, we have increased our projected automobile liability loss cost, which resulted in an unfavorable adjustment to our estimate of ultimate losses for 2015 and prior.
After analyzing the recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our reserves for 2015 by $7.0 million. For years prior to 2015, we increased our estimated reserves by $39.5 million. In connection with the evaluation of business performance, management allocates changes to its current year estimates to its operating segments based upon underlying exposures while recording adjustments related to prior year claim developments in Corporate, consistent with prior periods. As such, we increased our total reserves by $46.5 million at July 31, 2015.

Results of Operations

Three Months Ended July 31, 2015 Compared with the Three Months Ended July 31, 2014
Consolidated

	Three Months Ended July 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$1,348.8	$1,276.1	$72.7	5.7%
Expenses
Operating	1,251.0	1,144.7	106.3	9.3%
Gross margin	7.3%	10.3%	(3.0)%
Selling, general and administrative	98.8	91.2	7.6	8.3%
Amortization of intangible assets	6.3	6.5	(0.2)	(3.1)%
Total expenses	1,356.1	1,242.4	113.7	9.2%
Operating (loss) profit	(7.3)	33.7	(41.0)	NM*
Income from unconsolidated affiliates, net	2.6	1.6	1.0	62.5%
Interest expense	(2.4)	(2.7)	0.3	11.1%
(Loss) income before income taxes	(7.1)	32.6	(39.7)	NM*
Benefit (provision) for income taxes	8.6	(13.2)	21.8	NM*
Net income	$1.5	$19.4	$(17.9)	(92.3)%

*	Not meaningful
Revenues
Revenues increased by $72.7 million, or 5.7%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. The increase in revenues was primarily attributable to $37.4 million of incremental revenues from acquisitions and to organic growth from net new business in our Other and Janitorial segments.
Operating Expenses
Operating expenses increased by $106.3 million, or 9.3%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. Gross margin decreased by 3.0% to 7.3% in the three months ended July 31, 2015 from 10.3% in the three months ended July 31, 2014. The decrease in gross margin was primarily attributable to the unfavorable impact of the insurance reserve adjustment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $7.6 million, or 8.3%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. The increase in selling, general and administrative expenses was principally related to:

•	$4.7 million of incremental selling, general and administrative expenses related to acquisitions;

•	a $3.3 million increase in compensation and related expenses, primarily as a result of the hiring of additional personnel to support growth initiatives throughout the organization;

•	a $1.7 million increase in legal fees and settlement costs; and

•	a $1.3 million increase in costs related to a company-wide strategic review and the development of a comprehensive long-term plan.
This increase was partially offset by:

•
a $1.4 million decrease in share-based compensation expense, excluding the reversal of certain previously expensed amounts related to the departure of a certain executive. This decrease was primarily related to the reversal of previously recorded share-based compensation expense in the three months ended July 31, 2015, due to a change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants;

•	a $1.4 million decrease in costs associated with our re-branding initiative; and

•	a $1.0 million decrease in bad debt expense as a result of improved collections of client receivables across our businesses.
Income from Unconsolidated Affiliates, Net
Income from unconsolidated affiliates, net, increased by $1.0 million, or 62.5%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. The increase was primarily related to higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government and international clients.
Benefit (Provision) for Income Taxes
The effective tax rate before discrete items for the three months ended July 31, 2015 was 44.2% compared to 41.9% for the three months ended July 31, 2014. The effective tax rate including discrete items for the three months ended July 31, 2015 was not meaningful, primarily due to tax benefits of $3.4 million related to expiring statutes of limitations and tax benefits of $1.8 million related to tax deductions for energy efficient government buildings that were recorded in a quarter that has a loss before income taxes.

Segment Information

Effective in the first quarter of 2015, we reallocated certain costs from our Janitorial segment to our Facility Services, Parking, and Security segments to better reflect certain overhead support functions on the operations of our Onsite Services businesses. Such reallocated costs were previously recorded within our Janitorial segment. The impact of these changes on the reported operating profit for the three months ended July 31, 2014 was an increase of $1.2 million to our Janitorial segment and decreases of $0.5 million, $0.4 million, and $0.3 million to our Facility Services, Parking, and Security segments, respectively. Prior-period segment results have been restated to conform to these changes.
Financial Information for Each Reportable Segment

	Three Months Ended July 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues
Janitorial	$678.5	$648.3	$30.2	4.7%
Facility Services	147.3	151.0	(3.7)	(2.5)%
Parking	162.0	156.5	5.5	3.5%
Security	98.9	95.4	3.5	3.7%
Building & Energy Solutions	149.1	127.5	21.6	16.9%
Other	113.0	97.4	15.6	16.0%
	$1,348.8	$1,276.1	$72.7	5.7%
Operating profit (loss)
Janitorial	$33.4	$41.6	$(8.2)	(19.7)%
Operating profit as a % of revenues	4.9%	6.4%	(1.5)%
Facility Services	6.0	7.0	(1.0)	(14.3)%
Operating profit as a % of revenues	4.1%	4.6%	(0.5)%
Parking	7.8	9.0	(1.2)	(13.3)%
Operating profit as a % of revenues	4.8%	5.8%	(1.0)%
Security	3.0	3.6	(0.6)	(16.7)%
Operating profit as a % of revenues	3.0%	3.8%	(0.8)%
Building & Energy Solutions	8.1	6.8	1.3	19.1%
Operating profit as a % of revenues	5.4%	5.3%	0.1%
Other	4.5	4.5	—	—
Operating profit as a % of revenues	4.0%	4.6%	(0.6)%
Corporate	(65.7)	(37.2)	(28.5)	(76.6)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(2.6)	(1.6)	(1.0)	(62.5)%
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(1.8)	—	(1.8)	(100.0)%
	$(7.3)	$33.7	$(41.0)	NM*

*	Not meaningful

Janitorial
	Three Months Ended July 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$678.5	$648.3	$30.2	4.7%
Operating profit	33.4	41.6	(8.2)	(19.7)%
Operating profit as a % of revenues	4.9%	6.4%	(1.5)%
Janitorial revenues increased by $30.2 million, or 4.7%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. The increase was primarily attributable to $20.8 million of incremental revenues from acquisitions and to organic growth from net new business, including additional tag revenue.
Operating profit decreased by $8.2 million, or 19.7%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. Operating profit margins decreased by 1.5% to 4.9% in the three months ended July 31, 2015 from 6.4% in the three months ended July 31, 2014. The decrease in operating profit margins was primarily attributable to the unfavorable impact of the insurance reserve adjustment and higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize. Also negatively impacting operating profit margins was higher compensation expense due to hiring additional personnel to support selling and safety initiatives and the absence of a gain from a property sale that occurred in the three months ended July 31, 2014. This decrease was partially offset by the positive impact of the termination of a large multi-regional contract and lower bad debt expense as a result of improved collections of client receivables.

Facility Services
	Three Months Ended July 31,
($ in millions)	2015	2014	(Decrease)
Revenues	$147.3	$151.0	$(3.7)	(2.5)%
Operating profit	6.0	7.0	(1.0)	(14.3)%
Operating profit as a % of revenues	4.1%	4.6%	(0.5)%
Facility Services revenues decreased by $3.7 million, or 2.5%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. The decrease was primarily attributable to the termination of certain lower margin contracts that exceeded new business.
Operating profit decreased by $1.0 million, or 14.3%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. Operating profit margins decreased by 0.5% to 4.1% in the three months ended July 31, 2015 from 4.6% in the three months ended July 31, 2014. The decrease in operating profit margins was primarily attributable to the unfavorable impact of the insurance reserve adjustment and the absence of a benefit related to the sale of leased vehicles for a certain closed job in the prior year quarter. This decrease was partially offset by the timing of a biannual contractual performance-based award, the termination of certain lower margin contracts, and lower legal expenses.

Parking
	Three Months Ended July 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$162.0	$156.5	$5.5	3.5%
Operating profit	7.8	9.0	(1.2)	(13.3)%
Operating profit as a % of revenues	4.8%	5.8%	(1.0)%
Management reimbursement revenues totaled $78.5 million and $78.0 million for the three months ended July 31, 2015 and 2014, respectively.
Parking revenues increased by $5.5 million, or 3.5%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. The increase was primarily related to increased scope of work from existing clients.

Operating profit decreased by $1.2 million, or 13.3%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. Operating profit margins decreased by 1.0% to 4.8% in the three months ended July 31, 2015 from 5.8% in the three months ended July 31, 2014. The decrease in operating profit margins was primarily attributable to the unfavorable impact of the insurance reserve adjustment.

Security
	Three Months Ended July 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$98.9	$95.4	$3.5	3.7%
Operating profit	3.0	3.6	(0.6)	(16.7)%
Operating profit as a % of revenues	3.0%	3.8%	(0.8)%
Security revenues increased by $3.5 million, or 3.7%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. The increase was primarily attributable to increased scope of work from existing clients.
Operating profit decreased by $0.6 million, or 16.7%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. Operating profit margins decreased by 0.8% to 3.0% in the three months ended July 31, 2015 from 3.8% in the three months ended July 31, 2014. The decrease in operating profit margins was primarily attributable to the unfavorable impact of the insurance reserve adjustment.

Building & Energy Solutions
	Three Months Ended July 31,
($ in millions)	2015	2014	Increase
Revenues	$149.1	$127.5	$21.6	16.9%
Operating profit	8.1	6.8	1.3	19.1%
Operating profit as a % of revenues	5.4%	5.3%	0.1%
Building & Energy Solutions revenues increased by $21.6 million, or 16.9%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. This increase was primarily attributable to $16.6 million of incremental revenues from acquisitions and to organic growth in government contracts, partially offset by lower project revenue due to timing of awarded contracts.
Operating profit increased by $1.3 million, or 19.1%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. Operating profit margins increased by 0.1% to 5.4% in the three months ended July 31, 2015 from 5.3% in the three months ended July 31, 2014. The increase in operating profit margins was primarily attributable to acquisitions and improved margins on project revenue, primarily as a result of tax credits realized for energy efficient government building projects. Our government contracts also contributed to the increase in profit margin, primarily due to higher equity earnings in unconsolidated affiliates that provide facility solutions to the U.S. Government and international clients and to improved margins on certain contracts. This increase was partially offset by higher compensation expense due to hiring additional personnel to support selling initiatives and the unfavorable impact of the insurance reserve adjustment.

Other
	Three Months Ended July 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$113.0	$97.4	$15.6	16.0%
Operating profit	4.5	4.5	—	—
Operating profit as a % of revenues	4.0%	4.6%	(0.6)%
Revenues from our Other segment increased by $15.6 million, or 16.0%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. The increase was primarily driven by higher passenger services and cabin cleaning revenue in our U.S. operations.

Operating profit remained consistent at $4.5 million during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. Operating profit margins decreased by 0.6% to 4.0% in the three months ended July 31, 2015 from 4.6% in the three months ended July 31, 2014. The decrease in operating profit margins was primarily attributable to the unfavorable impact of the insurance reserve adjustment, higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize, and higher compensation expense due to the reorganization of the executive structure. This decrease was partially offset by the amortization of intangible assets using the sum-of-the-years-digits method, which results in declining amortization expense over the useful lives of the assets.

Corporate
	Three Months Ended July 31,
($ in millions)	2015	2014	Increase
Corporate expenses	$65.7	$37.2	$28.5	76.6%
Corporate expenses increased by $28.5 million, or 76.6%, during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. The increase in corporate expenses was principally related to:

•	a $29.0 million year-over-year increase in self-insurance expense related to prior year claims as a result of actuarial valuations completed in the three months ended July 31, 2015;

•	a $1.5 million increase in legal fees and settlement costs; and

•	a $1.3 million increase in costs related to a company-wide strategic review and the development of a comprehensive long-term plan.
This increase was partially offset by:

•
a $1.4 million decrease in share-based compensation expense, excluding the reversal of certain previously expensed amounts related to the departure of a certain executive. This decrease was primarily related to the reversal of previously recorded share-based compensation expense in the three months ended July 31, 2015, due to a change in our assessment of the probability of achieving the financial performance targets established in connection with certain performance share grants; and

•	a $1.4 million decrease in costs associated with our re-branding initiative.

Results of Operations

Nine Months Ended July 31, 2015 Compared with the Nine Months Ended July 31, 2014
Consolidated

	Nine Months Ended July 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$3,908.3	$3,733.9	$174.4	4.7%
Expenses
Operating	3,551.4	3,356.6	194.8	5.8%
Gross margin	9.1%	10.1%	(1.0)%
Selling, general and administrative	295.7	271.9	23.8	8.8%
Amortization of intangible assets	18.5	19.9	(1.4)	(7.0)%
Total expenses	3,865.6	3,648.4	217.2	6.0%
Operating profit	42.7	85.5	(42.8)	(50.1)%
Income from unconsolidated affiliates, net	6.3	4.3	2.0	46.5%
Interest expense	(7.6)	(8.1)	0.5	6.2%
Income before income taxes	41.4	81.7	(40.3)	(49.3)%
Provision for income taxes	(3.9)	(34.0)	30.1	88.5%
Net income	$37.5	$47.7	$(10.2)	(21.4)%
Revenues
Revenues increased by $174.4 million, or 4.7%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. The increase in revenues was primarily attributable to organic growth from net new business in our Janitorial and Other segments and to $84.3 million of incremental revenues from acquisitions.
Operating Expenses
Operating expenses increased by $194.8 million, or 5.8%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. Gross margin decreased by 1.0% to 9.1% in the nine months ended July 31, 2015 from 10.1% in the nine months ended July 31, 2014. The decrease in gross margin was primarily attributable to the unfavorable impact of the insurance reserve adjustment, higher operating expenses related to operational issues at certain clients within our Building & Energy Solutions segment, and higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize. This decrease was partially offset by the positive impact of the termination of certain lower margin contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $23.8 million, or 8.8%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. The increase in selling, general and administrative expenses was principally related to:

•
a $9.4 million increase in compensation and related expenses, primarily as a result of the hiring of additional personnel to support growth initiatives throughout the organization and the addition of certain IT positions since the prior year;

•	$9.2 million of incremental selling, general and administrative expenses related to acquisitions;

•	a $4.6 million increase in severance expense related to the departures of our former CEO and CFO, net of the reversal of share-based compensation expense;

•	a $3.0 million year-over-year increase in medical and dental expense as a result of actuarial valuations completed in the nine months ended July 31, 2015;

•	a $2.0 million increase in legal fees and settlement costs;

•	a $1.9 million increase in maintenance and depreciation expense related to technology investments made in 2014; and

•	a $1.3 million increase in costs related to a company-wide strategic review and the development of a comprehensive long-term plan.
This increase was partially offset by:

•	a $3.1 million decrease in costs associated with our re-branding initiative;

•	a $2.3 million decrease in bad debt expense as a result of improved collections of client receivables across our businesses;

•	a $1.4 million gain from a property sale in the second quarter of 2015 as a result of operational efficiencies; and

•	a $0.9 million decrease in restructuring costs associated with the realignment of our operational structure.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $1.4 million, or 7.0%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. This decrease was primarily related to intangible assets being amortized using the sum-of-the-years-digits method over their useful lives, which is consistent with the estimated useful life considerations used in determining their fair values and results in a declining amortization expense.
Income from Unconsolidated Affiliates, Net
Income from unconsolidated affiliates, net, increased by $2.0 million, or 46.5%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. The increase was primarily related to higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government and international clients.
Provision for Income Taxes
The effective tax rate for the nine months ended July 31, 2015 was 9.4% compared to 41.6% for the nine months ended July 31, 2014. The effective tax rate for the nine months ended July 31, 2015 was lower than the rate for the nine months ended July 31, 2014 principally due to: (i) $4.8 million of additional credits for the retroactive reinstatement of the Work Opportunity Tax Credit (“WOTC”) for calendar year 2014, (ii) tax benefits of $3.4 million related to expiring statutes of limitations, (iii) state employment-based tax credits of $2.5 million, and (iv) tax benefits of $1.8 million related to tax deductions for energy efficient government buildings.
We estimate our annual effective income tax rate for 2015 will be between 22.0% and 26.0%, which assumes that Congress will not reenact the WOTC for calendar year 2015 prior to October 31, 2015.

Segment Information

The impact of the reallocation of certain Onsite Services overhead costs on the reported operating profit for the nine months ended July 31, 2014 was an increase of $3.4 million to our Janitorial segment and decreases of $1.3 million to each of our Facility Services and Parking segments and $0.8 million to our Security segment, respectively. Prior-period segment results have been restated to conform to these changes.
Financial Information for Each Reportable Segment

	Nine Months Ended July 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues
Janitorial	$2,004.0	$1,917.1	$86.9	4.5%
Facility Services	449.3	452.2	(2.9)	(0.6)%
Parking	471.2	459.4	11.8	2.6%
Security	287.5	288.9	(1.4)	(0.5)%
Building & Energy Solutions	390.0	348.1	41.9	12.0%
Other	306.3	268.2	38.1	14.2%
	$3,908.3	$3,733.9	$174.4	4.7%
Operating profit
Janitorial	$108.2	$109.1	$(0.9)	(0.8)%
Operating profit as a % of revenues	5.4%	5.7%	(0.3)%
Facility Services	18.5	17.1	1.4	8.2%
Operating profit as a % of revenues	4.1%	3.8%	0.3%
Parking	21.0	20.2	0.8	4.0%
Operating profit as a % of revenues	4.5%	4.4%	0.1%
Security	7.5	7.9	(0.4)	(5.1)%
Operating profit as a % of revenues	2.6%	2.7%	(0.1)%
Building & Energy Solutions	12.5	13.0	(0.5)	(3.8)%
Operating profit as a % of revenues	3.2%	3.7%	(0.5)%
Other	10.1	8.8	1.3	14.8%
Operating profit as a % of revenues	3.3%	3.3%	—
Corporate	(127.0)	(86.3)	(40.7)	(47.2)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(6.3)	(4.3)	(2.0)	(46.5)%
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(1.8)	—	(1.8)	(100.0)%
	$42.7	$85.5	$(42.8)	(50.1)%

Janitorial
	Nine Months Ended July 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$2,004.0	$1,917.1	$86.9	4.5%
Operating profit	108.2	109.1	(0.9)	(0.8)%
Operating profit as a % of revenues	5.4%	5.7%	(0.3)%
Janitorial revenues increased by $86.9 million, or 4.5%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. The increase was primarily attributable to $54.4 million of incremental revenues from acquisitions and to organic growth from net new business, including additional tag revenue.

Operating profit decreased by $0.9 million, or 0.8%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. Operating profit margins decreased by 0.3% to 5.4% in the nine months ended July 31, 2015 from 5.7% in the nine months ended July 31, 2014. The decrease in operating profit margins was primarily attributable to the unfavorable impact of the insurance reserve adjustment and higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize. Also negatively impacting operating profit margins was higher compensation expense due to hiring additional personnel to support selling and safety initiatives and higher legal fees and settlement costs. This decrease was partially offset by the positive impact of the termination of a large multi-regional contract, lower bad debt expense as a result of improved collections of client receivables, and a gain from a property sale as a result of operational efficiencies.

Facility Services
	Nine Months Ended July 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$449.3	$452.2	$(2.9)	(0.6)%
Operating profit	18.5	17.1	1.4	8.2%
Operating profit as a % of revenues	4.1%	3.8%	0.3%
Facility Services revenues decreased by $2.9 million, or 0.6%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. The decrease was primarily attributable to the termination of certain lower margin contracts that exceeded new business.
Operating profit increased by $1.4 million, or 8.2%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. Operating profit margins increased by 0.3% to 4.1% in the nine months ended July 31, 2015 from 3.8% in the nine months ended July 31, 2014. The increase in operating profit margins was primarily attributable to the termination of certain lower margin contracts and lower legal expenses. This increase was partially offset by the absence of a benefit related to the sale of leased vehicles for a certain closed job in the prior year quarter and the unfavorable impact of the insurance reserve adjustment.

Parking
	Nine Months Ended July 31,
($ in millions)	2015	2014	Increase
Revenues	$471.2	$459.4	$11.8	2.6%
Operating profit	21.0	20.2	0.8	4.0%
Operating profit as a % of revenues	4.5%	4.4%	0.1%
Management reimbursement revenues totaled $230.6 million and $231.4 million for the nine months ended July 31, 2015 and 2014, respectively.
Parking revenues increased by $11.8 million, or 2.6%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. The increase was primarily related to increased scope of work from existing clients.
Operating profit increased by $0.8 million, or 4.0%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. Operating profit margins increased by 0.1% to 4.5% in the nine months ended July 31, 2015 from 4.4% in the nine months ended July 31, 2014. Excluding management reimbursement revenues, operating profit margins decreased by 0.1% in the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. This decrease was primarily attributable to the unfavorable impact of the insurance reserve adjustment, higher legal costs, and the absence of a benefit related to the collection of previously reserved accounts receivable in the prior year.

Security
	Nine Months Ended July 31,
($ in millions)	2015	2014	(Decrease)
Revenues	$287.5	$288.9	$(1.4)	(0.5)%
Operating profit	7.5	7.9	(0.4)	(5.1)%
Operating profit as a % of revenues	2.6%	2.7%	(0.1)%
Security revenues decreased by $1.4 million, or 0.5%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. The decrease was primarily related to contract losses in the prior year.
Operating profit decreased by $0.4 million, or 5.1%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. Operating profit margins decreased by 0.1% to 2.6% in the nine months ended July 31, 2015 from 2.7% in the nine months ended July 31, 2014. The decrease in operating profit margins was primarily attributable to the unfavorable impact of the insurance reserve adjustment.

Building & Energy Solutions
	Nine Months Ended July 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$390.0	$348.1	$41.9	12.0%
Operating profit	12.5	13.0	(0.5)	(3.8)%
Operating profit as a % of revenues	3.2%	3.7%	(0.5)%
Building & Energy Solutions revenues increased by $41.9 million, or 12.0%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. This increase was primarily attributable to $29.9 million of incremental revenues from acquisitions and to organic growth from healthcare and government services, partially offset by lower project revenue due to timing of awarded contracts.
Operating profit decreased by $0.5 million, or 3.8%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. Operating profit margins decreased by 0.5% to 3.2% in the nine months ended July 31, 2015 from 3.7% in the nine months ended July 31, 2014. The decrease in operating profit margins was principally attributable to higher operating expenses related to operational issues at certain clients, higher compensation expense due to hiring additional personnel to support selling initiatives, and the unfavorable impact of the insurance reserve adjustment. This decrease was partially offset by an increase in profit margin for our government contracts, principally due to higher equity earnings in unconsolidated affiliates that provide facility solutions to the U.S. Government and international clients, and to improved margins on certain contracts. Additionally, margins benefited from tax credits realized for energy efficient government building projects in the current year.

Other
	Nine Months Ended July 31,
($ in millions)	2015	2014	Increase
Revenues	$306.3	$268.2	$38.1	14.2%
Operating profit	10.1	8.8	1.3	14.8%
Operating profit as a % of revenues	3.3%	3.3%	—
Revenues from our Other segment increased by $38.1 million, or 14.2%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. The increase was primarily driven by higher passenger services and cabin cleaning revenue in our U.S. operations.
Operating profit increased by $1.3 million, or 14.8%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. Operating profit margins remained flat at 3.3% in the nine months ended July 31, 2015 and 2014. The increase in operating profit was primarily attributable to the amortization of intangible assets using the sum-of-the-years-digits method, which results in declining amortization expense over the useful lives of the assets. This increase was partially offset by higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize, and the unfavorable impact of the insurance reserve adjustment. Also negatively impacting operating profit margins was higher compensation expense due to the reorganization of the executive structure and the settlement of a customer dispute.

Corporate
	Nine Months Ended July 31,
($ in millions)	2015	2014	Increase
Corporate expenses	$127.0	$86.3	$40.7	47.2%
Corporate expenses increased by $40.7 million, or 47.2%, during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. The increase in corporate expenses was principally related to:

•	a $29.0 million year-over-year increase in self-insurance expense related to prior year claims as a result of actuarial valuations completed in the three months ended July 31, 2015;

•	a $4.6 million increase in severance expense related to the departures of our former CEO and CFO, net of the reversal of share-based compensation expense;

•
a $3.0 million increase in compensation and related expenses, primarily as a result of adding certain IT positions since the prior year and the hiring of additional personnel to support growth initiatives throughout the organization;

•	a $3.0 million year-over-year increase in medical and dental expense as a result of actuarial valuations completed in the nine months ended July 31, 2015;

•	a $1.9 million increase in maintenance and depreciation expense related to technology investments made in 2014;

•	a $1.3 million increase in costs related to a company-wide strategic review and the development of a comprehensive long-term plan; and

•	a $1.2 million increase in legal fees.
This increase was partially offset by:

•	a $3.1 million decrease in costs associated with our re-branding initiative; and

•	a $0.9 million decrease in restructuring costs associated with the realignment of our operational structure.

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
At July 31, 2015, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $305.1 million and $116.1 million, respectively. At July 31, 2015, we had up to $378.8 million borrowing capacity under the Facility. Our ability to draw down available capacity under the Facility is subject to, and limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. In addition, other covenants under the Facility include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of July 31, 2015, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
On September 2, 2015, we entered into an amendment (the “Sixth Amendment”) to our Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, and with the other lender parties thereto. The Sixth Amendment amends the definition of Consolidated EBITDA which is used to calculate certain leverage and financial covenants to provide addbacks for: (i) restructuring charges arising out of our transformation strategy, which we announced on September 2, 2015, (ii) adjustments with respect to insurance liabilities for periods prior to 2015, and (iii) costs arising from the consolidation of locations, subject to the limitation that the aggregate amount of all addbacks not exceed $75.0 million. In addition, the Sixth Amendment permits us to dispose of certain assets and to repurchase our common stock without regard to a cap so long as certain leverage tests are met.
In the first quarter of 2015, we formed a wholly-owned captive insurance company (“IFM Assurance Company”). The formation of IFM Assurance Company is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk and safety programs and should provide us with increased flexibility in the end-to-end management of our insurance programs. In the second quarter of 2015, we funded IFM Assurance Company with an initial cash contribution of $12.0 million. IFM Assurance Company began providing coverage to us as of January 1, 2015. In 2015, we expect that cash tax savings related to coverage provided by IFM Assurance Company will range between $15.0 million and $20.0 million.
Share Repurchases
On September 5, 2012, our Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. Under this repurchase program, we may purchase our common shares from time to time in open market purchases or privately negotiated transactions and may make all or part of the purchases pursuant to Rule 10b5-1 plans. The repurchase program may be suspended or discontinued at any time without notice. During the three months ended July 31, 2015, we purchased 0.4 million shares of our common stock at an average price of $32.46 per share for a total of $12.1 million. This amount includes $2.1 million in shares that were purchased in the three months ended April 30, 2015, but settled during the three months ended July 31, 2015. Repurchased shares are retired and returned to an authorized but unissued status.
On September 2, 2015, our Board of Directors replaced the existing $50.0 million share repurchase program authorized in September 2012 with a new $200.0 million share repurchase program under which we may purchase up to $200.0 million of our common stock. These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to the terms of a Rule 10b5-1 plan, or in privately negotiated transactions, at such times and for such prices as we shall determine in our discretion. This share repurchase program may be suspended or discontinued at any time without prior notice.
Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable (including receivables from U.S. Government contracts, which generally have longer collection periods); the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims. The table below summarizes our cash and cash equivalents activity:

	Nine Months Ended July 31,
(in millions)	2015	2014
Net cash provided by operating activities	$101.4	$57.0
Net cash used in investing activities	(35.9)	(39.2)
Net cash used in financing activities	(51.0)	(25.8)
Operating Activities
Net cash provided by operating activities increased by $44.4 million during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. The increase was primarily related to the timing of client receivable collections and payments made for vendor invoices as well as cash tax savings primarily related to coverage provided by IFM Assurance Company, which was partially offset by prior utilization of certain tax assets.
Investing Activities
Net cash used in investing activities decreased by $3.3 million during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. The decrease was primarily related to a period-over-period decrease in property, plant and equipment additions.
Financing Activities
Net cash used in financing activities increased by $25.2 million during the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014. The increase was primarily related to an $11.5 million decrease in net borrowings from our line of credit and a $10.0 million increase in cash used for common stock repurchases.

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

At July 31, 2015, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $5.8 million. This $5.8 million includes the accrual of $2.3 million in connection with a settlement relating to a case alleging certain wage and hour violations.

We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $6.4 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
In some cases, although a loss is probable or reasonably possible, we cannot reasonably estimate the maximum potential losses for probable matters or the range of losses for reasonably possible matters. Therefore, our accrual for probable losses and our estimated range of loss for reasonably possible losses do not represent our maximum possible exposure.
For additional information about our contingencies, see Note 10, “Commitments and Contingencies,” in the Financial Statements.
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
Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 updates the accounting guidance included in ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs as a result of the June 18, 2015, Emerging Issues Task Force meeting, in which the SEC stated that the SEC staff would not object to an entity deferring and presenting costs related to revolving debt arrangements as an asset. As our debt issuance costs are related to our revolving credit facility, we elected to continue to classify our debt issuance costs as an asset. ASU 2015-15 is effective for us in the fiscal year ending October 31, 2017, and for interim periods within that year. The adoption of this guidance will have no impact on our consolidated financial statements.
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) for all entities by one year. As a result, we can elect to adopt the provisions of ASU 2014-09 for our fiscal year ending October 31, 2019, including interim periods within that year. Entities will be allowed to adopt the standard as of the original effective date. We are currently assessing the adoption date and the impact of implementing this guidance on our consolidated financial position, results of operations, and cash flows.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics and include technical corrections and improvements to the Accounting Standards Codification. For those amendments in this update that require transition guidance, ASU 2015-10 is effective for us in the fiscal year ending October 31, 2017, and for interim periods within that year. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations, or cash flows.
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
b. Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 10, “Commitments and Contingencies,”  to the Financial Statements in this Form 10-Q.
ITEM 1A. RISK FACTORS.
The following is a discussion of material developments to our risk factors occurring in the period covered by this report:
Modifications to Existing Risk Factors
We have high deductibles for certain insurable risks, and therefore we are subject to volatility associated with those risks, including the possibility that our risk management and safety programs may not have the intended effect of allowing us to reduce our insurance reserves for casualty programs and that our insurance reserves may need to be materially adjusted from time to time.
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, property damage, and other insurable risks. We are responsible for claims both within and in excess of our retained limits under our insurance policies, and while we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature, or magnitude of claims for direct or consequential damages. Our business may be negatively affected if our insurance proves to be inadequate or unavailable. We attempt to mitigate these risks through the implementation of company-wide safety and loss control efforts designed to decrease the incidence of events that might increase our liability. However, these risk mitigation efforts have not yet produced the desired effects and there can be no assurance that they will in the future.
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
Although we engage third-party experts to assist us in estimating appropriate insurance accounting reserves, the determination of the required reserves is dependent upon significant actuarial judgments that have a material impact on our reserves. Typically, the actuarial review of our reserves for most of our insurance programs is completed in our third fiscal quarter. We use the results of the third quarter actuarial review to estimate our insurance rates and our insurance reserves for future periods as well as to adjust reserves, if appropriate, for prior years. Actual experience related to our insurance reserves can materially impact results, causing significant volatility in our operating results. We have experienced material negative trends and may continue to experience these and other material negative trends in future periods.
Newly Added Risk Factors
Changes to our businesses, operating structure, capital structure, or personnel relating to the adoption of our strategy and transformation initiative may not have the desired effects on our financial condition and results of operations.
           On September 2, 2015, our Board approved a comprehensive strategy intended to have a positive transformative effect on ABM (the “Transformation Strategy”). The Transformation Strategy identified a number of key priorities designed to differentiate ABM, accelerate revenue growth, and improve our margin profile. In addition, as part of our Transformation Strategy, we will explore strategic options for our Security business, including a partnership, sale, or investment. The benefits that we expect to achieve as a result of the Transformation Strategy will depend, in part, on our ability to effectively execute the strategy and realize anticipated growth opportunities, margin improvements, and increased efficiencies from the realignment of business operations to better support specific industries and deliver improved client solutions. In addition, the costs that we may incur in connection with reviewing strategic alternatives for our Security business may not be recouped if a sale of the Security business is not consummated. The successful execution of our Transformation Strategy further depends on our ability to attract, retain, and provide development opportunities for our employees. Our success in realizing these growth opportunities, margin improvements, efficiencies, and talent pool enhancements, and the timing of this realization, depend on the successful execution of the Transformation Strategy. Even if we are able to execute the Transformation Strategy, the Transformation Strategy may not result in the full realization of the growth opportunities, margin improvements, efficiencies, and client benefits that we currently expect within the anticipated time frame or at all. For example, although we may be able to leverage scale to manage costs more efficiently and effectively, the realignment of our business operations into five industry verticals (i.e., business and industry, aviation, healthcare, education, and high-tech) may not provide us with the competitive advantage anticipated or lead to increased revenue growth. Moreover, we may incur substantial expenses in connection with the execution of the Transformation Strategy in excess of what is currently forecast. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the Transformation Strategy may be offset by costs or delays incurred in its execution. In addition, our Transformation Strategy may cause substantial disruption to our operations and may not have the anticipated positive effects on our relationships with our employees, clients, and suppliers.
Our captive insurance company may not bring us the benefits we expect.
In 2015, we formed a wholly-owned captive insurance company (“IFM Assurance Company”). Among other things, IFM Assurance Company is expected to better position our risk and safety programs and provide us with increased flexibility in the end-to-end management of our insurance programs as well as contribute to efficiencies relating to our insurance programs over time. There can be no assurance that IFM Assurance Company will bring about the intended benefits relating to our risk and safety programs or that it will provide us with increased flexibility in the management of our insurance programs, because we may experience unanticipated events that will cause anticipated benefits to not be achieved. In addition, expected cash tax savings related to coverage provided by IFM Assurance Company may not materialize, or any cash tax savings may not be as much as anticipated.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 5, 2012, our Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. Under this repurchase program, we may purchase our common shares from time to time in open market purchases or privately negotiated transactions and may make all or part of the purchases pursuant to Rule 10b5-1 plans. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without notice. The following table provides information with respect to purchases of common shares under the program authorized by our Board of Directors during the quarter ended July 31, 2015:

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
5/1/2015 - 5/31/2015	0.1	$32.11	0.1	$20.0
6/1/2015 - 6/30/2015	0.1	$33.47	0.1	$19.5
7/1/2015 - 7/31/2015	0.2	$32.49	0.2	$10.0
Total / Average	0.4	$32.46	0.4	$10.0
On September 2, 2015, the share repurchase program authorized in September 2012, was replaced with a new share repurchase program authorizing up to $200.0 million in share repurchases.
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

ABM Industries Incorporated

September 3, 2015	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

September 3, 2015	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)