Form 10-K
period 2015-10-31
ABM INDUSTRIES INC /DE/
filed 2015-12-17
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015
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
Registrant’s telephone number, including area code: (212) 297-0200
__________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2015 as reported on the New York Stock Exchange on that date: $1,781,044,870

Number of shares of the registrant’s common stock outstanding as of December 9, 2015: 56,071,902
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Shareholders, to be held on March 9, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-K contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect the current expectations, estimates, or projections of ABM Industries Incorporated (“ABM”), and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), concerning future results or events. In particular, such statements are included in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements generally can be identified by the use of forward-looking words or phrases, such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not guarantees of future performance and are inherently subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by these statements. Forward-looking statements in this Form 10-K include, but are not limited to, statements regarding: the implementation of our 2020 Vision strategic transformation initiative; our future operating and financial performance; our plans to return capital to stockholders, whether through stock repurchases, cash dividends, or otherwise; the ability of our risk management and safety programs to affect our insurance reserves for casualty programs; the cost savings we have projected to achieve by the realignment of our business operations to better support specific industries and deliver improved client solutions; and the timing of any of the foregoing. We cannot assure you that any of our expectations, estimates, or projections will be achieved. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements. Accordingly, undue reliance should not be placed on these forward-looking statements. In Item 1A., “Risk Factors,” we have listed specific risks and uncertainties that you should carefully read and consider. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I
ITEM 1. BUSINESS.
General

ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of end-to-end, integrated facility solutions that enable our clients to deliver exceptional facility experiences. Unless otherwise noted, all references to years are to our fiscal year, which ends on October 31.

ABM’s comprehensive capabilities include commercial cleaning, electrical, energy solutions, facilities engineering, HVAC, landscaping, parking, and services in support of airport operations. We provide custom facility solutions in urban, suburban, and rural areas to properties of all sizes—from schools and commercial buildings to airports, hospitals, and manufacturing plants. Our principal operations are in the United States, and in 2015, our U.S. operations generated approximately 96% of our revenues.
Company History

Our roots go back to 1909, when American Building Maintenance Company began as a window washing company in San Francisco with one employee. In 1985, we were incorporated in Delaware under the name American Building Maintenance Industries, Inc., as the successor to the business originally founded in 1909. In 1994, we changed our name to ABM Industries Incorporated. Our common stock is listed on the New York Stock Exchange under the ticker symbol ABM.

Our Strategy

Commencing in the spring of 2015, ABM undertook a comprehensive strategic review, with the assistance of the Boston Consulting Group, to develop a long-term strategic plan for our business. In September of this year, we announced the 2020 Vision strategic transformation initiative (the “2020 Vision”), which is designed to, and which we expect will, drive long-term profitable growth and enhance shareholder value. Pursuant to our 2020 Vision, we will reorganize the delivery of our services through an industry-based go-to-market strategy that will initially focus on five verticals: Aviation, Business and Industry, Education, Healthcare, and High Tech. We believe this will position us to deliver value-added solutions, establish clear competitive differentiation, and enable deep client penetration.

To execute on our 2020 Vision, we will take the following actions:

•
Organizational Realignment: Align business operations to better support specific industries and develop custom client solutions, including transitioning to an integrated, industry-focused company, with a simplified organizational structure, and a consolidated shared services model.

•
Consistent Excellence: Implement best practices in account management and labor management across the organization, and develop a more integrated approach for continuous improvement in our risk and safety programs.

•	Cost Optimization: Leverage our scale to manage costs more efficiently and effectively, including supplier consolidation and process and procurement enhancement.

•	Talent Development: Create greater opportunities and career paths for ABM employees by further developing our talent management system capabilities.
Significant Transactions

On October 26, 2015, we sold substantially all of the assets of our Security business to Universal Protection Service, a division of Universal Services of America, for cash proceeds of $131.0 million. The sale of the Security business was part of our 2020 Vision.

On November 1, 2012, we acquired Air Serv Corporation (“Air Serv”), a provider of facility solutions for airlines, airports, and freight companies, and HHA Services, Inc. (“HHA”), a provider of food services, housekeeping, laundry, patient assist, and plant maintenance to healthcare systems, hospitals, long-term care facilities, and retirement communities. The Air Serv and HHA acquisitions allowed us to significantly expand our vertical market expertise in servicing the comprehensive needs of airlines, airport authorities, and healthcare systems and hospitals. The operations of Air Serv are primarily included in the Other segment, and the operations of HHA are included in the Building & Energy Solutions segment as of the acquisition date.
In December 2010, we acquired The Linc Group, LLC (“Linc”). Linc provides comprehensive integrated facility solutions, military base operation services, and translation and other services in support of U.S. military operations. Linc’s clients include state and federal governments, educational institutions, and commercial entities throughout the United States and in select international locations. The operations of Linc are included in the Building & Energy Solutions and Facility Services segments. The name of Linc was changed to ABM Facility Solutions Group, LLC in 2012.
Segment Descriptions
For management and financial reporting purposes, our businesses are separated into five segments: Janitorial, Facility Services, Parking, Building & Energy Solutions, and Other. Our former Security segment is now reported in discontinued operations for all periods presented in this Annual Report on Form 10-K (the “Annual Report”). For segment and geographical financial information, see Note 19, “Segment and Geographic Information,” in the Notes to Consolidated Financial Statements.

Services and Offerings within Segments
Janitorial
Our Janitorial segment provides a wide range of essential cleaning services for airports and other transportation centers, commercial office buildings, educational institutions, government buildings, health facilities, industrial buildings, retail stores, and stadiums and arenas. These services include carpet cleaning and dusting, floor cleaning and finishing, window washing, and other building cleaning services. We typically provide our services pursuant to contracts with clients, usually obtained through a competitive bid process. Contracts in our Janitorial segment generally fall into the following categories: fixed-price arrangements, cost-plus arrangements, and arrangements relating to one-time tag (supplemental) services. The majority of the Janitorial segment’s contracts are fixed-price arrangements, which are more subject to profit margin compression than cost-plus arrangements. In addition, profit margins on contracts tend to be inversely proportional to the size of the contract, as large-scale contracts tend to be more competitively priced than small or stand-alone agreements.
Facility Services
Our Facility Services segment provides onsite mechanical engineering and technical services and solutions relating to a broad range of facilities and infrastructure systems. Facilities we service include airports and other transportation centers, commercial office buildings, data centers, educational institutions, high technology manufacturing facilities, and shopping centers. These services are designed to extend the useful life of facility fixed assets, improve equipment operating efficiencies, reduce energy consumption, lower overall operational costs for clients, and enhance the sustainability of client locations. The majority of our Facility Services contracts are structured as cost-plus arrangements. Nearly all Facility Services contracts are obtained by competitive bidding.
Parking
Our Parking segment provides parking and transportation services for clients at various locations, including airports and other transportation centers, commercial office buildings, educational institutions, health facilities, hotels, and stadiums and arenas. We operate our clients’ parking facilities through three primary types of arrangements: parking reimbursement, leased location, and allowance location. Under the parking reimbursement arrangement, we manage the parking facility for a management fee, and we pass through the revenue and expenses associated with the facility to the owner. Revenues and expenses are reported in equal amounts for costs reimbursed from our managed locations. Under leased location arrangements, we generally pay to the property owner a fixed amount of rent, plus a percentage of revenues derived from monthly and transient parkers. We retain all revenues and we are responsible for most operating expenses incurred. Under allowance location arrangements, we are paid a fixed or hourly fee to provide parking services, and we are responsible for certain operating expenses, as specified in the contract.

Building & Energy Solutions
Our Building & Energy Solutions segment provides custom energy solutions, electrical, HVAC, lighting, and other general maintenance and repair services for clients in the public and private sectors. These services, which include bundled energy solutions, energy efficiency upgrades, installations, preventative maintenance, retro-commissioning, and retrofits are designed to extend the useful life of facility fixed assets, improve equipment operating efficiencies, reduce energy consumption, lower overall operational costs for clients, and enhance the sustainability of client locations.
In support of U.S. Government entities, our Building & Energy Solutions segment provides specialty service solutions, such as construction management, energy efficiency upgrades and management, healthcare support, leadership development, military base operations, and other mission support. In 2015, sales to the U.S. Government in this segment accounted for approximately 26% of revenues.
In support of healthcare systems and hospitals, our Building & Energy Solutions segment provides facility management and environmental services, food and nutrition services, healthcare technology management services, and patient and guest services.
This segment also franchises certain operations under franchise agreements relating to our Linc Network and TEGG brands. In 2015, these franchised operations contributed approximately 4% to this segment’s revenue.
Building & Energy Solutions contracts are structured as cost-plus arrangements, fixed-price arrangements, fixed-price repair and refurbishment arrangements, and franchise arrangements. These contracts can vary widely from industry to industry. In connection with some of these arrangements, we offer certain clients guaranteed energy savings on installed equipment. Historically, we have not incurred any losses in connection with these guarantees.
Other
Our Other segment provides facility solutions to aviation service companies related to access control, aircraft cabin cleaning, certain shuttle bus operations, and passenger assistance. There were four clients that accounted for approximately 72% of revenues for this segment in 2015. We typically provide services to clients in this segment under master services agreements. These agreements are typically re-bid upon renewal and are generally structured as fixed-price arrangements, transaction-price arrangements, and hourly arrangements. Some contracts include both a fixed fee component and a variable pricing component.

Geographic Financial Information
We primarily operate throughout the United States. We also operate in certain areas outside the United States, principally in the United Kingdom. For geographical financial information, see Note 19, “Segment and Geographic Information,” in the Notes to Consolidated Financial Statements. In addition, for a discussion of risks attendant to our foreign operations, see “Risk Factors,” in Item 1A.
Service Marks, Trademarks, and Trade Names
We hold various service marks, trademarks, and trade names, such as “ABM,” “ABM Building Value,” “ABM Greencare,” “ABM MPower,” “Linc Service,” and “TEGG,” which we deem important to our marketing activities and our business, and, with respect to certain of these service marks, trademarks, and trade names, to the franchising activities conducted by our Building & Energy Solutions segment.
Dependence on Significant Client
No client accounted for more than 10% of our consolidated revenues during 2015, 2014, or 2013.
Competition

We face significant competition in each of our operating segments. Competition is based primarily on price, quality of service, and ability to anticipate and respond to industry changes. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, industry expertise, and financial strength. The low cost of entry in the facility services business results in a very competitive market. We experience competition from a large number of mostly regional and local owner-operated companies that may have better visibility to local markets and significantly lower labor and overhead costs, providing them with a competitive advantage. We also compete indirectly with companies that can internally perform one or more of the services we provide. The competitive environment for each of our businesses is described below.

Janitorial

Our janitorial business competes with local, regional, and national providers. On a national basis, we compete with the operating divisions of a few large, diversified facility services companies. We also compete indirectly with building owners and tenants who can internally perform one or more of the services we provide. These building owners and tenants have an increased advantage in locations where our services are subject to sales tax and internal operations are not. Competitors of our janitorial business include: Able Services; Aramark; DTZ; GCA Services Group, Inc.; Harvard Maintenance; and ISS.

Facility Services

Competition related to our Facility Services segment is based on technical expertise, price, and quality of service. Our ability to attract and retain qualified personnel depends on workforce availability and our ability to successfully compete for persons having the necessary skills and experience. On a national basis, we compete with the operating divisions of many large, diversified facility services companies. Competitors of our Facility Services business include: Able Services; Aramark; CBRE Group, Inc., and DTZ.

Parking

Our parking business competes with local, regional, and national parking management companies. On a national basis, we compete with a small number of parking management companies, including LAZ Parking and SP Plus Corporation. We compete directly with many local and regional parking companies. We also compete indirectly with aviation service companies, hotels, municipalities, and other entities that manage their own parking facilities, potentially eliminating those facilities as management or lease opportunities for us. Additionally, the construction of new parking facilities near our existing facilities can adversely affect our business. We also face significant competition in our efforts to provide ancillary services, such as shuttle transportation services and parking enforcement, because several large companies specialize in these services.

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

Within our healthcare support services business, we face significant competition from several large, global competitors as well as hospitals and health systems providing their own services “in house.” In addition, consolidation in the healthcare industry is leading to a smaller hospital base. Healthcare reform related to the Patient Protection and Affordable Care Act is changing the marketplace and may result in increased competition. This has the combined effect of compressing margins on existing business while increasing demand for outsourced services in general.

Competitors of our Building & Energy Solutions business include: Aramark; Comfort Systems USA, Inc.; Delta Tucker Holdings, Inc.; Emcor Group, Inc.; IAP Worldwide Services, Inc.; J&J Worldwide Services; and Siemens AG.

Other

Competition related to the Air Serv business is based on reputation, expertise, price, and quality of service.  We experience competition on a local, regional, national, and international basis with a large and diverse set of aviation services companies. We also compete indirectly with airlines that manage their own aviation services on an “insourced basis,” as that eliminates those operations as opportunities for us. Competitors of our Air Serv business include: Command Security Corporation; G2 Secure Staff, LLC; G4S plc; ISS; John Menzies plc; Mitie Group plc; OCS Group Limited; Prospect Aviation Corporation; SMS Holdings Corp; and Swissport International, LTD.

Sales and Marketing

Our sales and marketing efforts are conducted by our corporate, subsidiary, regional, branch, and district offices and are managed within our contract resource management and marketing automation systems. Sales, marketing, management, and operations personnel in each of these offices participate directly in selling to and servicing clients. The broad geographic coverage of these offices enables us to provide a full range of facility solutions through intra-company sales referrals, multi-service sales, and national account sales.
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
Employees
As of October 31, 2015, we employed approximately 120,000 employees. Approximately 66,000 of these employees are covered under collective bargaining agreements, and approximately 7,500 of our employees have executive, managerial, supervisory, administrative, professional, sales, marketing, office, or clerical responsibilities.
Executive Officers of Registrant
On March 31, 2015, Scott Salmirs, 53, became president and chief executive officer of ABM, succeeding Henrik Slipsager, who led our Company since 2000, as part of a planned succession process. On April 7, 2015, we named Anthony Scaglione, 43, chief financial officer, as successor to James S. Lusk, who had served in that role since January 2008. Biographical information about Messrs. Salmirs and Scaglione and our other executive officers follows:

Executive Officers on December 17, 2015

Name	Age	Principal Occupations and Business Experience
Scott Salmirs	53
President and Chief Executive Officer of ABM since March 2015; Executive Vice President of ABM from September 2014 to March 2015, with global responsibility for ABM’s aviation division and all international activities; Executive Vice President of Onsite Services division focused on the Northeast from 2003 to September 2014. Member of the Board of Directors of ABM since January 2015.

D. Anthony Scaglione	43
Executive Vice President and Chief Financial Officer of ABM since April 2015; Senior Vice President, Treasurer and Mergers and Acquisitions of ABM from January 2012 to April 2015; Vice President and Treasurer of ABM from June 2009 to January 2012. Chairman of the Board of the Association for Financial Professionals, the professional society that represents finance executives globally, since November 2014.

James P. McClure	58	Executive Vice President of ABM since September 2002, with responsibility for the Onsite Services business since November 2012; President of ABM Janitorial Services and its predecessors since 2001.
Sarah Hlavinka McConnell	51
Executive Vice President, General Counsel, and Corporate Secretary of ABM since September 2014; Senior Vice President, General Counsel and Corporate Secretary of ABM from May 2008 to September 2014; Senior Vice President and Deputy General Counsel of ABM from September 2007 to May 2008; Vice President, Assistant General Counsel, and Secretary of Fisher Scientific International Inc. from December 2005 to November 2006. Member of the Board of Directors of Cigna Life Insurance Company of New York since February 2013.

Dean A. Chin	47
Senior Vice President, Chief Accounting Officer, and Corporate Controller of ABM since June 2010; Vice President and Assistant Controller of ABM from June 2008 to June 2010; Director of Finance, Reader’s Digest Association, Inc. from March 2005 to March 2008; Senior Manager, Audit and Business Advisory Services, Ernst & Young, LLP from July 2001 to January 2005.

David L. Farwell	54
Senior Vice President, Investor Relations of ABM since June 2009; Senior Vice President, Chief of Staff, and Treasurer of ABM from September 2005 through May 2009; Vice President and Treasurer of ABM from August 2002 through August 2005.

Available Information
We are required to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge on our internet site at www.abm.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. We provide references to our website for your convenience, but our website does not constitute, and should not be viewed as, a part of this Annual Report, and our website is not incorporated into this or any of our other filings with the SEC.

ITEM 1A. RISK FACTORS.
Risks Related to Our Operations

Changes to our businesses, operating structure, capital structure, or personnel relating to the implementation of our 2020 Vision strategic transformation initiative may not have the desired effects on our financial condition and results of operations.

On September 2, 2015, our Board of Directors approved a comprehensive strategy intended to have a positive transformative effect on ABM (the “2020 Vision”). This strategy identified a number of key priorities designed to differentiate ABM, accelerate revenue growth, and improve our margin profile. The 2020 Vision is expected to provide benefits that will depend, in part, on our successful execution of the strategy and the realization of anticipated growth opportunities and margin improvements. In addition, these benefits will also be impacted by expected efficiencies from the realignment of our business operations into five industry verticals (i.e., Aviation, Business and Industry, Education, Healthcare, and High Tech) to better support specific industries and deliver improved client solutions. In order to successfully execute our 2020 Vision, we must be able to attract and retain qualified personnel and provide development opportunities for our employees. Our success in realizing these growth opportunities, margin improvements, efficiencies, and talent pool enhancements (and the corresponding timing of this realization) are dependent on the successful execution of this strategy. We may not be able to execute on this strategy as a result of, among other things, client resistance to an integrated approach, the challenges of our vertical marketing strategy, difficulty in penetrating certain markets, inability to deliver end-to-end services requested, inability to acquire vertical market expertise, competition from integrated facility solutions providers, as well as increased competition from single service providers or module providers.

    Even if we are able to execute our 2020 Vision, we may not realize the full benefits that we currently expect within the anticipated time frame or at all. For example, although we may be able to leverage scale to manage costs more efficiently and effectively, the realignment of our business operations may not provide us with the anticipated competitive advantage or revenue growth. Moreover, we may incur substantial expenses in connection with the execution of our 2020 Vision in excess of what is currently forecast. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from our 2020 Vision may be offset by costs or delays incurred in its execution. In addition, our 2020 Vision may cause substantial disruption to our operations and may not have the anticipated positive effects on our relationships with our employees, clients, and suppliers.
We have high deductibles for certain insurable risks, and therefore we are subject to volatility associated with those risks, including the possibility that our risk management and safety programs may not have the intended effect of allowing us to reduce our insurance costs for casualty programs and that our insurance reserves may need to be materially adjusted from time to time.
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
Although we engage third-party experts to assist us in estimating appropriate insurance accounting reserves, the determination of the required reserves is dependent upon significant actuarial judgments that have a material impact on our reserves. We use the results of the actuarial review to estimate our insurance rates and our insurance reserves for future periods as well as to adjust reserves, if appropriate, for prior years. Actual experience related to our insurance reserves can materially impact results, causing significant volatility in our operating results. We have experienced material negative trends and may continue to experience these and other material negative trends in future periods.
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
In 2015, we formed a wholly-owned captive insurance company (“IFM Assurance Company”). Among other things, IFM Assurance Company is expected to better position our risk and safety programs and provide us with increased flexibility in the end-to-end management of our insurance programs as well as contribute to efficiencies relating to our insurance programs over time. There can be no assurance that IFM Assurance Company will bring about the intended benefits relating to our risk and safety programs or that it will provide us with increased flexibility in the management of our insurance programs, because we may experience unanticipated events that will reduce or eliminate anticipated benefits. In addition, expected cash tax savings related to coverage provided by IFM Assurance Company may not materialize, or any cash tax savings may not be as much as anticipated.
Risks relating to our acquisition strategy may adversely impact our results of operations.
In the past, a significant portion of our growth has been generated by acquisitions, and we expect to continue to acquire businesses in the future as part of our growth strategy. A slowdown in the pace or size of our acquisitions could lead to a slower growth rate. There can be no assurance that any acquisition we make in the future will provide us with the benefits that we anticipate when entering into the transaction. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks in connection with any potential acquisition of a business include, but are not limited to:

•	management time and focus may be diverted from operating our business to acquisition integration;

•	clients or key employees of an acquired business may not remain, which could negatively impact our ability to grow that acquired business;

•	integration of the acquired business’s accounting, information technology, human resources, and other administrative systems may fail to permit effective management and expense reduction;

•	implementing internal controls, procedures, and policies appropriate for a public company in an acquired business that lacked some of these controls, procedures, and policies may fail;

•	additional indebtedness incurred as a result of an acquisition may impact our financial position, results of operations, and cash flows; and

•	unanticipated or unknown liabilities may arise relating to the acquired business.
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
We negotiate many contracts under which our clients agree to pay certain costs at specified rates, including those related to: workers’ compensation; other insurance where we self-insure much of our risk; salary and salary-related expenses; and petroleum. If actual costs exceed the rates specified in the contracts, our profitability may decline unless we can negotiate increases in these rates. In addition, if our costs exceed those of our competitors, we may lose existing business unless we reduce our rates to levels that may impact future profitability.
Our business success depends on our ability to preserve our long-term relationships with clients.
We primarily provide our services pursuant to agreements that are cancelable by either party upon 30 to 90 days’ notice, which may adversely affect our results of operations. Our business associated with long-term relationships is generally more profitable than that associated with short-term relationships, because we generally incur higher initial costs on new contracts. Once these costs are expensed or fully amortized over the appropriate periods, the underlying contracts become more profitable. Our loss of long-term clients could have an adverse impact on our profitability even if we generate equivalent revenues from new clients. In addition, our clients can unilaterally decrease the amount of services we provide or terminate all services pursuant to the terms of our service agreements. Any loss of a significant number of clients could in the aggregate materially adversely affect our results of operations.
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

•
We provide food and nutrition services for our healthcare clients. As such, we are subject to risks affecting the food industry, including food spoilage and food contamination. An incident involving our food and nutrition services could harm our reputation and expose us to significant liability if the consumption of our food products causes injury, illness, or death.

Negative or unexpected tax consequences could adversely affect our results of operations.
Adverse changes in the underlying profitability and financial outlook of our operations could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheet, which could materially and adversely affect our results of operations. Additionally, changes in tax law where we have significant operations could have an adverse effect on deferred tax assets and liabilities on our consolidated balance sheets and results of operations. We are also subject to tax audits by governmental authorities in the United States and United Kingdom. Negative unexpected results from one or more such tax audits could have an adverse effect on our results of operations.
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
In some instances, we offer certain clients guaranteed energy savings on installed equipment. In the event those guaranteed savings are not achieved, we may be required to pay liquidated or other damages.
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
Any improper actions by our joint venture employees, partners, or agents, including, but not limited to, failure to comply with the U.S. Foreign Corrupt Practice Act or the U.K. Bribery Act, could result in civil or criminal investigations, monetary and non-monetary penalties, or suspension or debarment from government contracts, any of which could have an adverse effect on our financial position, results of operations, or cash flows as well as our reputation and ability to conduct business.
Our business may be negatively affected by adverse weather conditions.
Weather conditions, including fluctuations in temperatures, snow storms, heavy flooding, hurricanes, and natural disasters, can negatively impact portions of our business. Within our Building & Energy Solutions segment, adverse weather conditions, particularly during the winter season, could impact certain of our services which require us to perform work outdoors. Within the Parking and Other segments, snow can lead to reduced travel activity, as well as increases in certain costs, both of which negatively affect gross profit. On the other hand, the absence of snow during the winter could cause us to experience reduced revenues in our Janitorial segment. Cooler than normal temperatures during the summer months could reduce the need for our Building & Energy Solutions services, particularly in our businesses that provide or service air conditioning units, and result in reduced revenues and profitability during the period such unseasonal weather conditions persist.
Federal health care reform legislation may adversely affect our business and results of operations.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States (collectively, the “Health Care Reform Laws”). The Health Care Reform Laws require large employers to provide a minimum level of health insurance for all qualifying employees or pay penalties for not providing such coverage. In addition, the Health Care Reform Laws establish new regulations on health plans. Accordingly, we could incur costs associated with: i) providing additional health insurance benefits; ii) the payment of penalties if the minimum level of coverage is not provided; and iii) the filing of additional information with the Internal Revenue Service to comply with these laws. If we are unable to raise the rates we charge our clients to cover these expenses, our operating profit could be negatively impacted.
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
Our business operations rely upon secure information technology systems for data capture, processing, storage, and reporting. Despite careful security and controls design, our information technology systems and those of our third-party providers could become subject to cyber attacks. Network, system, application, and data breaches could result in operational disruptions or information misappropriation. Theft of intellectual property or trade secrets and inappropriate disclosure of confidential information could stem from such incidents. Any such operational disruption and/or misappropriation of information could result in lost sales, negative publicity, or business delays and could have a material adverse effect on our business.
Risks Related to Market and Economic Conditions
A decline in commercial office building occupancy and rental rates could affect our revenues and profitability.
Our revenues are affected by commercial real estate occupancy levels. In certain geographic areas and service lines, our most profitable revenues come from what is known as tag work. These services are performed for tenants in buildings in which we perform building services for the property owner or management company. A decline in occupancy rates could result in a decline in scope of work, including tag work, and depressed prices for our services. If this were to occur, we could experience lower revenues and pricing pressures resulting in lower margins. Additionally, further consolidation of property management companies, as well as adverse changes in occupancy rates may further reduce demand, depress prices for our services, and cause our clients to cancel their service agreements with us. This could reduce earnings and adversely affect our business and results of operations.
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
Any future increase in the level of our debt will likely increase our interest expense. Unless the operating income associated with the use of these funds exceeds the debt expense, borrowing money could have an adverse impact on our results. In addition, incurring debt requires that a portion of cash flow from operating activities be dedicated to interest payments and principal payments, thereby reducing our ability to use our cash flow to fund operations and capital expenditures or to capitalize on future business opportunities. Because current interest rates on our debt are variable, an increase in prevailing rates would increase our interest costs. Further, our syndicated credit agreement contains both financial covenants and other covenants that limit our ability to engage in specified transactions, which may also constrain our flexibility.
Our ability to operate and pay our debt obligations depends upon our access to cash.
Because we conduct business operations through operating subsidiaries, we depend on those entities to generate the funds necessary to meet financial obligations. Delays in collections, which could be heightened by disruptions in the credit markets and the financial services industry, or legal restrictions could restrict our subsidiaries’ ability to make distributions or loans to us. The earnings from, or available assets of, these operating subsidiaries may not be sufficient to fund operations. If this were to occur, we could become unable to make distributions to pay interest on our debt obligations when due or to pay the principal of such debt. In addition, we have standby letters of credit and insurance deposits that represent amounts collateralizing self-insurance claims that we cannot access for operations.
Goodwill impairment charges could have a material adverse effect on our financial condition and results of operations.
Goodwill represents the excess purchase price of acquired businesses over the fair values of the assets acquired and liabilities assumed. We have elected to make the first day of our fiscal fourth quarter, August 1st, the annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of one of our businesses. If the fair value of one of our reporting units is less than its carrying value, we would record an impairment for the excess of the carrying amount over the estimated fair value. The valuation of our reporting units requires significant judgment in evaluation of recent indicators of market activity and estimated future cash flows, discount rates, and other factors. The amount of any impairment could have a material adverse effect on our reported financial results for the period in which the charge is taken.
Impairment of long-lived assets may adversely affect our operating results.
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These events and circumstances include, but are not limited to, a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, a significant adverse change in the extent or manner in which we use a long-lived asset, or a change in its physical condition. When this occurs, a recoverability test is performed that compares the projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If as a result of this test we conclude that the projected undiscounted cash flows are less than the carrying amount, an impairment would be recorded for the excess of the carrying amount over the estimated fair value. The amount of any impairment could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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
As many of our jobs do not require our employees to be able to read or write the English language, we are an attractive employer for recent émigrés to this country. While immigration laws require us to take certain steps intended to confirm the legal status of our immigrant labor force, and while we bolster these steps with additional measures designed to reinforce compliance, we may nonetheless inadvertently employ workers who are or become undocumented. Violations of laws and regulations could subject us to substantial fines and penalties. To the extent that these laws and regulations and corresponding enforcement practices and compliance standards become more stringent, our expenses could be negatively impacted.
Labor disputes could lead to loss of revenues or expense variations.
At October 31, 2015, approximately 55% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during 2016. In addition, at any given time we may face a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues that could lead to a strike, work slowdown, or other job actions at one or more of our locations. In a market where we and a number of major competitors are unionized, but other competitors are not unionized, we could lose clients to competitors who are not unionized. A strike, work slowdown, or other job action could in some cases disrupt us from providing services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. Moreover, negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients.
We participate in multiemployer pension plans that under certain circumstances could result in material liabilities being incurred.
We participate in various multiemployer pension plans under union and industry-wide agreements, which generally provide defined pension benefits to employees covered by collective bargaining agreements. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. In the event another participating employer in a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, including us. In the event of the termination of a multiemployer pension plan or if we withdraw from a multiemployer pension plan, under applicable law we potentially could incur material liabilities. We further discuss our participation in multiemployer pension and postretirement plans in Note 14, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.

Other
Actions of activist investors could be disruptive and costly and could cause uncertainty about the strategic direction of our business.
Public companies have been the target of activist investors. In the event that a third party, such as an activist investor, proposes to change our governance policies or board of directors or makes other proposals concerning our operations, our review and consideration of such proposals may create a significant distraction for our management and employees. This could negatively impact our ability to execute our 2020 Vision and may require us to expend significant time and resources. Such proposals may also create uncertainties with respect to our financial position and operations and may adversely affect our ability to attract and retain key employees.
Disasters or acts of terrorism could disrupt services.
Storms, earthquakes, drought, floods, other disasters, or acts of terrorism may result in reduced revenues or property damage. Disasters may also cause economic dislocations throughout the country. In addition, disasters or acts of terrorism may increase the volatility of financial results, due to increased costs caused by the disaster with partial or no corresponding compensation from clients.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our principal executive office is located at 551 Fifth Avenue, Suite 300, New York, New York 10176. Below is a summary of our principal properties as of October 31, 2015, which consist primarily of our executive offices, including IT datacenters and shared services.

Location	Character of Office	Approximate Square Feet	Lease Expiration Date, Unless Owned	Segment
Alpharetta, Georgia	IT Datacenter	25,000	Owned	All
Atlanta, Georgia	Shared Services	33,000	11/30/2016	All
Atlanta, Georgia	Air Serv Headquarters	18,000	10/31/2016	Other
Houston, Texas	Shared Services	36,000	7/31/2017	All
Houston, Texas	Onsite Headquarters	11,000	8/31/2018	Janitorial, Facility Services, Parking
Irvine, California	Building & Energy Solutions Headquarters	29,000	2/28/2017	Building & Energy Solutions, Facility Services
New York, New York	Corporate Headquarters	24,000	2/28/2028	Corporate
In addition to the above properties, we have other corporate, subsidiary, regional, branch, or district offices and warehouses, and we operate parking facilities in various locations primarily in the United States. We believe that these properties are well maintained, in good operating condition, and suitable for the purposes for which they are used.

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
The Consolidated Cases of Augustus, Hall, and Davis v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)
The Augustus case is a certified class action involving alleged violations of certain California state laws relating to rest breaks. The case centers on whether requiring security guards to remain on call during rest breaks violated Section 226.7 of the California Labor Code. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, and on July 31, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), entered judgment in favor of plaintiffs in the amount of approximately $89.7 million (the “common fund”). Subsequently, the Superior Court also awarded plaintiffs’ attorneys’ fees of approximately $4.5 million in addition to approximately 30% of the $89.7 million common fund. We appealed the Superior Court’s rulings to the Court of Appeals of the State of California, Second Appellate District (the “Appeals Court”). On December 31, 2014, the Appeals Court issued its opinion, reversing the judgment in favor of the plaintiffs and vacating the award of $89.7 million in damages and the attorneys’ fees award.  Plaintiffs requested rehearing of the Appeals Court’s decision to reverse the judgment in favor of plaintiffs and vacate the damages award. On January 29, 2015, the Appeals Court denied the plaintiffs’ request for rehearing, modified its December 31, 2014 opinion, and certified the opinion for publication. The Appeals Court opinion held that “on-call rest breaks are permissible” and remaining on call during rest breaks does not render the rest breaks invalid under California law. The Appeals Court explained that “although on-call hours constitute ‘hours worked,’ remaining available to work is not the same as performing work.... Section 226.7 proscribes only work on a rest break.” The plaintiffs filed a petition for review with the California Supreme Court on March 4, 2015, and on April 29, 2015, the California Supreme Court granted the plaintiffs’ petition. No date has been set for oral argument. We expect that oral argument will not be scheduled before 2016. We believe that the Appeals Court correctly ruled in our favor, and we look forward to presenting our arguments to the California Supreme Court.
Bojorquez v. ABM Industries Incorporated and ABM Janitorial Services–Northern California, Inc., filed on January 13, 2010, in the San Francisco Superior Court (the “Bojorquez case”)
In the previously reported Bojorquez case the plaintiff brought suit for sexual harassment, retaliation, and failure to prevent harassment and discrimination. On May 17, 2012, a jury awarded the plaintiff approximately $0.8 million in damages. We appealed this decision. On April 11, 2013, the San Francisco Superior Court awarded plaintiff attorneys’ fees in the amount of $2.5 million. Oral argument relating to the appeal took place before the State of California Court of Appeal, First Appellate District (“Court of Appeal”), on May 14, 2015. On June 23, 2015, the Court of Appeal issued an order vacating the submission of the case and requesting supplemental briefing on various issues in the appeal. Pursuant to the Court of Appeal’s June 23, 2015 order, the case was resubmitted for decision on August 13, 2015. Subsequent to the resubmission of the case on August 13, 2015, the parties agreed to mediate the case. The mediation took place on September 10, 2015. The parties have agreed to a settlement in an amount that is not material.
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
Plaintiffs Evelia Davila, Elizabeth Marcos, and Angelica Aguilar v. ABM Janitorial Services, Inc., ABM, Jeremias Rivera, and Rene Quintanar, filed on April 6, 2012 in the Superior Court of Los Angeles County, California (the “Davila” case). A Second Amended Complaint was filed on August 13, 2012.
We are a defendant in the Davila case. Plaintiffs are three former janitors who have made various allegations of sexual harassment and discrimination, assault and battery, retaliation, wrongful discharge, discrimination based on disability and age, and related claims against ABM, a former co-worker, and a former ABM human resources representative. The Court scheduled a mandatory settlement conference to take place on January 15, 2016, and trial is set to begin February 16, 2016. We have employment practices liability insurance that we believe would cover us for this case, subject to our negotiated retention.
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

	Fiscal Quarter
(in dollars)	First	Second	Third	Fourth
Fiscal Year 2015
Price range of common stock:
High	$30.27	$32.73	$33.69	$34.00
Low	$25.94	$28.63	$31.34	$26.71
Dividends declared per share	$0.160	$0.160	$0.160	$0.160
Fiscal Year 2014
Price range of common stock:
High	$29.03	$29.50	$27.79	$28.98
Low	$26.27	$25.71	$24.47	$24.22
Dividends declared per share	$0.155	$0.155	$0.155	$0.155
We have paid cash dividends every quarter since 1965. Future dividends will be determined based on our earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors.
Repurchases of Common Stock

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
8/1/15 - 9/1/15	—	—	—	$10.0
New Program Authorization(1)				$200.0
9/2/15 - 9/30/15	0.1	$29.53	0.1	$196.3
10/1/15 - 10/31/15	0.3	$27.89	0.3	$188.6
Total / Average	0.4	$28.39	0.4	$188.6
(1) On September 2, 2015, our Board of Directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $200.0 million. This authorization replaced our previous $50.0 million share repurchase program. As was the case with the previous program, these purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to the terms of a Rule 10b5-1 plan or in privately negotiated transactions. In addition, such purchases will be made at such times and for such prices as we shall determine at our discretion. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without notice.

Stockholders
At December 9, 2015, there were 2,992 registered holders of our common stock.
Performance Graph
The following graph compares the five-year cumulative total return for our common stock against the Standard & Poor’s 500 Index (“S&P 500”), Standard & Poor’s SmallCap 600 Index (“S&P 600”), and the Russell 2000 Value Index. The annual changes for the five-year period shown on the graph are based on the assumption that $100 had been invested in ABM’s stock and in each index on October 31, 2010, and that dividends were reinvested.
In our Form 10-K for the year ended October 31, 2014, we used the S&P 500 for our performance graph comparison. During 2015, we determined that the S&P 600 is a more appropriate index than the S&P 500, because our total shareholder return performance-based awards issued to our key employees are measured against the total shareholder return of companies in the S&P 600 at the time of grant. As such, for 2015 we have presented both the S&P 500 and S&P 600 returns in our graph.

	INDEXED RETURNS Years Ending October 31,
Company / Index	2010	2011	2012	2013	2014	2015
ABM Industries Incorporated	$100	$91.9	$88.8	$131.9	$135.6	$142.4
S&P 500 Index	100	108.1	124.5	158.4	185.7	195.4
S&P SmallCap 600 Index	100	110.5	125.6	174.7	190.9	196.3
Russell 2000 Value Index	100	103.5	118.5	157.4	169.9	165.0
This performance graph shall not be deemed to be “soliciting material,” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended. The comparisons in the performance graph are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.
The following selected financial data are derived from our consolidated financial statements. Unless otherwise noted, all information in the discussion and references to years are based on our fiscal year, which ends on October 31. The following data should be read in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8.,“Financial Statements and Supplementary Data,” which include discussions of factors affecting comparability of the information shown below. In addition, in the fourth quarter of 2015, we completed the sale of our Security business. As such, all assets, liabilities, and results of operations for this segment have been reclassified to discontinued operations for all periods presented. See Note 4, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for more information.

	Years Ended October 31,
	2015	2014	2013	2012	2011
(in millions, except per share amounts)
Statements of Comprehensive Income Data:
Revenues(1)	$4,897.8	$4,649.7	$4,427.8	$3,934.4	$3,896.5
Operating profit(2)	73.6	114.8	105.3	87.2	106.5
Income from continuing operations	54.1	66.9	62.6	56.5	61.2
Income from discontinued operations, net of taxes(3)	22.2	8.7	10.3	6.1	7.3
Per Share Data:
Net income per common share — Basic:
Income from continuing operations	$0.95	$1.19	$1.14	$1.05	$1.15
Net income	$1.35	$1.35	$1.33	$1.16	$1.29
Net income per common share — Diluted:
Income from continuing operations	$0.94	$1.17	$1.12	$1.03	$1.13
Net income	$1.33	$1.32	$1.30	$1.14	$1.27
Weighted-average common and common equivalent shares outstanding
Basic	56.7	56.1	54.9	54.0	53.1
Diluted	57.4	57.1	56.1	54.9	54.1
Dividends declared per common share	$0.640	$0.620	$0.600	$0.580	$0.560
Statements of Cash Flow Data:
Net cash provided by continuing operating activities(4)	$144.4	$115.1	$125.2	$140.9	$147.2

	As of October 31,
(in millions)	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$2,149.8	$2,192.9	$2,119.2	$1,851.2	$1,861.5
Trade accounts receivable, net of allowances(5)	742.9	687.3	633.5	518.0	506.9
Insurance recoverables(6)	65.9	66.4	68.7	64.5	70.6
Goodwill(7)	867.5	854.7	822.5	701.7	700.9
Other intangible assets, net of accumulated amortization(8)	111.4	127.5	142.4	106.4	125.4
Line of credit(9)	158.0	319.8	314.9	215.0	300.0
Insurance claims	387.4	349.7	358.0	343.8	341.4
(1) Revenues in 2013 included $408.1 million associated with our acquisitions on November 1, 2012 of Air Serv Corporation (“Air Serv”), HHA Services, Inc. (“HHA”), and certain assets and liabilities of Calvert-Jones Company, Inc. (“Calvert-Jones”) (collectively, the “November 2012 Acquisitions”).

(2) Factors affecting comparability of operating profit consisted of the following:

•	Operating profit in 2015 reflected a $35.9 million adjustment to our insurance reserves related to prior year claims.

•
Operating profit in 2013 included operating profit of $14.8 million related to the November 2012 Acquisitions, which consisted of $366.6 million of operating expenses, $16.9 million of selling, general and administrative expenses, and $9.3 million of amortization expense. Additionally, operating profit reflected a $9.5 million adjustment to increase our self-insurance reserves related to prior year claims.

•	Operating profit in 2012 reflected $7.4 million in certain legal and settlement fees and a $6.4 million adjustment to increase our self-insurance reserves related to prior year claims.
(3) Income from discontinued operations for 2015 reflects the $14.4 million after-tax gain on the sale of our Security segment.
(4) During 2015, 2014, 2013, and 2012, cash paid for income taxes, net of refunds received, was $23.7 million, $32.9 million, $18.7 million, and $15.5 million, respectively. In 2015, cash paid for income taxes was lower due to $20.0 million cash tax savings related to coverage provided by IFM Assurance Company. During 2014, 2013, and 2012, cash paid for income taxes increased as certain tax assets were substantially utilized.
(5) Trade accounts receivable, net of allowances, increased by $57.5 million on November 1, 2012 as a result of the November 2012 Acquisitions.
(6) Insurance recoverables represent amounts of insurance claims liabilities for which we expect to be reimbursed by our insurance carriers. Insurance recoverables are included in “Other current assets” and “Other noncurrent assets” on the accompanying consolidated balance sheets.
(7) Goodwill increased by $117.1 million on November 1, 2012 as a result of the November 2012 Acquisitions.
(8) Other intangible assets, net of accumulated amortization, increased by $62.2 million on November 1, 2012 as a result of the November 2012 Acquisitions.
(9) During 2015, we used the cash proceeds from the sale of our Security business to pay down a portion of our line of credit. The remaining outstanding borrowings are primarily associated with acquisitions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes (“Financial Statements”) contained in Item 8, “Financial Statements and Supplementary Data.” This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may differ materially from those we currently anticipate. See the “Forward-Looking Statements” section and Item 1A., “Risk Factors,” in this report. Unless otherwise noted, all information in the MD&A and references to years are based on our fiscal year, which ends on October 31. Our MD&A is comprised of the following sections:

•	Business Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Regulatory Environment and Environmental Compliance

•	Effect of Inflation

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements
Business Overview
ABM Industries Incorporated is a leading provider of integrated facility solutions, customized by industry, that enable our clients to deliver exceptional facility experiences.
Strategy
Commencing in the spring of 2015, ABM undertook a comprehensive strategic review, with the assistance of the Boston Consulting Group to develop a long-term strategic plan for our business. In September of this year, we announced the 2020 Vision strategic transformation initiative (the “2020 Vision”), which is designed to, and which we expect will, drive long-term profitable growth and enhance shareholder value. Pursuant to our 2020 Vision, we will reorganize the delivery of our services through an industry-based go-to-market strategy that will initially focus on five verticals: Aviation, Business and Industry, Education, Healthcare, and High Tech. We believe this will position us to deliver value-added solutions, establish clear competitive differentiation, and enable deep client penetration.
To execute on our 2020 Vision, we will take the following actions:

•
Organizational Realignment: Align business operations to better support specific industries and develop custom client solutions, including transitioning to an integrated, industry-focused company, with a simplified organizational structure and a consolidated shared services model.

•
Consistent Excellence: Implement best practices in account management and labor management across the organization, and develop a more integrated approach for continuous improvement in our risk and safety programs.

•	Cost Optimization: Leverage our scale to manage costs more efficiently and effectively, including supplier consolidation and process and procurement enhancement.

•	Talent Development: Create greater opportunities and career paths for ABM employees by further developing our talent management system capabilities.
See “Restructuring and Related Costs” for additional details on these initiatives.

Significant Transactions

On October 26, 2015, we sold substantially all of the assets of our Security business to Universal Protection Service, a division of Universal Services of America, for cash proceeds of $131.0 million. The sale of the Security business was part of our 2020 Vision. The Security business is now included within discontinued operations for all periods presented, and we have revised our segment results accordingly.

On November 1, 2012, we acquired Air Serv Corporation (“Air Serv”), a provider of facility solutions for airlines, airports, and freight companies, and HHA Services, Inc. (“HHA”), a provider of food services, housekeeping, laundry, patient assist, and plant maintenance to healthcare systems, hospitals, long-term care facilities, and retirement communities. The Air Serv and HHA acquisitions allowed us to significantly expand our vertical market expertise in servicing the comprehensive needs of airlines, airport authorities, and healthcare systems and hospitals. The operations of Air Serv are primarily included in the Other segment, and the operations of HHA are included in the Building & Energy Solutions segment as of the acquisition date.

Financial and Operating Summary

•
Revenues increased by $248.1 million during 2015, as compared to 2014. The increase in revenues was attributable to organic growth related to additional revenues from net new business and growth from acquisitions.

•	Operating profit decreased by $41.2 million during 2015, as compared to 2014. The decrease in operating profit was primarily attributable to the unfavorable impact of the insurance reserve adjustment.

•
The effective tax rates on income from continuing operations for 2015 and 2014 were 25.3% and 39.5%, respectively. The effective tax rate for 2015 was lower than the rate for 2014 principally due to: (i) $2.8 million of additional Work Opportunity Tax Credits (“WOTC”) primarily from the retroactive reinstatement of WOTC for calendar year 2014; (ii) $1.9 million of tax benefits for tax deductions on energy efficient government buildings; (iii) $1.6 million of state- employment-based tax credits; and (iv) $1.6 million of tax benefits related to the recognition of previously unrecognized tax positions.

•
Income from discontinued operations, net of tax, increased by $13.5 million during 2015, as compared to 2014. The increase was primarily attributable to the $14.4 million after-tax gain on the sale of the Security business.

•	Net cash provided by operating activities was $145.3 million during 2015.

•	During 2015, we purchased 1.0 million shares of our common stock at an average price of $30.72 per share for a total of $31.4 million.

•	Dividends of $36.0 million were paid to shareholders, and dividends totaling $0.640 per common share were declared during 2015.

•
At October 31, 2015, total outstanding borrowings under our line of credit were $158.0 million, and we had up to $529.1 million borrowing capacity under our line of credit, subject to covenant restrictions.

Restructuring and Related Costs
During 2015, in connection with the organizational realignment objective of our 2020 Vision, we recorded a $12.7 million restructuring charge that relates to employee severance, external support fees, asset impairment, and other costs. Employee severance costs relate to the elimination of certain positions identified as part of our 2020 Vision, for which we expect to have annualized savings of approximately $4.5 million. External support fees relate to services provided by Boston Consulting Group in connection with the development of our comprehensive long-term plan, which includes organizational realignment as a key priority. Finally, in the fourth quarter, we wrote down an investment in certain proprietary task management software in the amount of $2.6 million.
Restructuring and Related Costs by Category:

(in millions)	Recognized as of October 31, 2015 (1)
Employee Severance	$4.7
External Support Fees	4.6
Asset Impairment	2.6
Other	0.8
Total	$12.7
(1) These costs were recorded in selling, general and administrative on the accompanying consolidated statements of comprehensive income.
We anticipate pre-tax restructuring and related charges ranging from $45.0 million to $60.0 million. The majority of these charges will be incurred through the end of 2016 and are primarily for severance, project fees, and the write-down of certain investments. We estimate the ranges for major types of costs to be incurred as follows: (a) employee severance from $17.0 million to $20.0 million; (b) external support fees from $14.0 million to $19.0 million; (c) other project fees relating to the 2020 Vision and other costs from $7.0 million to $8.0 million; (d) real estate consolidation expenses from $5.0 million to $10.0 million; and (e) write-down of certain investments from $2.0 million to $3.0 million.

We expect the majority of the organizational benefits to be realized by the end of 2017. The strategy and realignment is expected to be fully implemented by the second half of 2017, and we expect annualized run-rate for operational benefits of $40.0 million to $50.0 million.
Annual Insurance Actuarial Evaluations
Fiscal 2014 Actuarial Analyses
During 2014, we made several changes to our risk management and safety programs, including (i) an increased emphasis on loss prevention by implementing a unified safety program, (ii) targeted emphasis on return-to-work initiatives, (iii) structural changes to our risk management staffing model to ensure that our risk philosophy is implemented and maintained consistently enterprise-wide, (iv) advancements in our claims management process, and (v) targeted initiatives to reduce related legal expenditures. During the three months ended July 31, 2014, our annual actuarial evaluations were performed for the majority of our casualty insurance programs. The impact of the changes to our risk management and safety programs was considered as part of the evaluations and resulted in a favorable impact, primarily in our 2014 workers’ compensation reserves. However, for certain years prior to 2014, the evaluations showed unfavorable developments in certain general liability, automobile liability, and workers’ compensation claims. The majority of the adverse impact seen in the general liability program was the result of claims developments in California and New York. A similar trend was also experienced in our automobile liability program, which was largely attributable to considerable unfavorable changes in a few cases within our automobile liability claim pool. After analyzing the loss development patterns, comparing the loss developments against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our reserves by $4.7 million in 2014.
Fiscal 2015 Actuarial Analyses
During 2015, our annual actuarial evaluations were performed for the majority of our casualty insurance programs, including those related to certain previously acquired businesses.
The previously estimated decreases in our average claim cost associated with changes in our risk management and safety programs and the anticipated reduction in the total number of claims have not occurred at the pace contemplated in the 2014 evaluations, as explained below. The average claim cost was also unfavorably impacted by increases in legal and other claim management expenses related to claims with dates of loss prior to 2015.
General Liability. Our general liability program includes coverage for premises liability. Certain premises general liability claims related to claims incurred prior to 2015 reflected loss development that was significantly higher than previously estimated. These claims include losses for property damage at the premises we service, in addition to losses for alleged bodily injury to persons either working at or visiting the premises. The actuarial analysis performed during the most recent period showed that while the total number of general liability claims has remained relatively stable, the ratio of alleged bodily injury claims to the total number of general liability claims has increased. This shift in the claim-type mix is most visible in New York and in California, two jurisdictions in which we maintain a significant presence. The shift in claim-type mix in these jurisdictions, coupled with an increase in the number of premises liability claims from earlier years reported to us subsequent to the 2014 actuarial evaluations, resulted in an unfavorable adjustment to our estimate of ultimate losses for 2015 and prior.
Workers’ Compensation. Our workers’ compensation claim development patterns in the majority of states in which we provide services, coupled with an increase in claims frequency in California, also warranted an unfavorable adjustment to our estimate of ultimate losses for 2015 and prior years. The development of the claims subsequent to the 2014 actuarial evaluations of the more recent policy years (specifically policy years 2010 through 2013) in California significantly exceeded the actuarial estimates previously established. This adverse development can be attributed to an increase in the statutory benefits paid to the claimants as well as to increases in administrative and legal expenses associated with claims in which settlements cannot be quickly attained.
Automobile Liability. We operate a fleet of passenger vehicles, service vans, and shuttle buses associated with our various transportation service contracts. Subsequent to last year’s actuarial review, the adverse development trend of the claims related to operating these vehicles was primarily attributable to three large multi-party claims that occurred in the 2013 policy year. Additionally, during the last 12 months, the claims frequency associated with our continuing fleet operations trended unfavorably versus the actuarial expectations. After considering the developments in both severity and frequency in the recent policy years, we increased our projected automobile liability loss cost, which resulted in an unfavorable adjustment to our estimate of ultimate losses for 2015 and prior years.

After analyzing the recent loss development patterns, comparing the loss developments against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our reserves for 2015 by $6.5 million. For years prior to 2015, we increased our reserves by $35.9 million. As such, we increased our total reserves by $42.4 million. In connection with the evaluation of business performance, management allocates changes to its current year estimates to its operating segments based upon underlying exposures while recording adjustments related to prior year claim developments in Corporate, consistent with prior periods.

Results of Operations

The Year Ended October 31, 2015 Compared with the Year Ended October 31, 2014
Consolidated

	Years ended October 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$4,897.8	$4,649.7	$248.1	5.3%
Expenses
Operating	4,410.0	4,160.5	249.5	6.0%
Gross margin	10.0%	10.5%	(0.5)
Selling, general and administrative	390.0	348.2	41.8	12.0%
Amortization of intangible assets	24.2	26.2	(2.0)	(7.6)%
Total expenses	4,824.2	4,534.9	289.3	6.4%
Operating profit	73.6	114.8	(41.2)	(35.9)%
Income from unconsolidated affiliates, net	9.0	6.5	2.5	38.5%
Interest expense	(10.2)	(10.7)	0.5	4.7%
Income from continuing operations before income taxes	72.4	110.6	(38.2)	(34.5)%
Provision for income taxes	(18.3)	(43.7)	25.4	58.1%
Income from continuing operations	54.1	66.9	(12.8)	(19.1)%
Income from discontinued operations	22.2	8.7	13.5	NM*
Net income	$76.3	$75.6	$0.7	0.9%

*	Not meaningful
Revenues
Revenues increased by $248.1 million, or 5.3%, during 2015, as compared to 2014. The increase in revenues was primarily attributable to organic growth from net new business in our Other, Janitorial, and Building & Energy Solutions segments and to $111.9 million of incremental revenues from acquisitions.
Operating Expenses
Operating expenses increased by $249.5 million, or 6.0%, during 2015, as compared to 2014. Gross margin decreased by 0.5% to 10.0% in 2015 from 10.5% in 2014. The decrease in gross margin was primarily attributable to the unfavorable impact of the insurance reserve adjustment, higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize, and higher operating expenses related to operational issues at certain clients within our Building & Energy Solutions segment. This decrease was partially offset by the positive impact of the termination of certain lower margin contracts, increased contribution from technical services revenues which are at higher margins, and lower payroll and related expenses as a result of one less working day during 2015.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $41.8 million, or 12.0%, during 2015, as compared to 2014. The increase in selling, general and administrative expenses was primarily related to:

•
an $11.7 million increase in restructuring and related costs as a result of a company-wide strategic review and the development of a comprehensive long-term plan, net of the reversal of share-based compensation expense;

•
a $10.9 million increase in compensation and related expenses, primarily as a result of the hiring of additional personnel to support growth initiatives throughout the organization and the addition of certain IT positions since the prior year, partially offset by a bonus reversal of certain incentive plans;

•	$10.8 million of incremental selling, general and administrative expenses from acquisitions;

•	a $6.2 million increase in legal fees and settlement costs;

•	a $4.6 million increase in severance expense related to the departures of our former CEO and CFO, net of the reversal of share-based compensation expense;

•	a $3.0 million year-over-year increase in medical and dental expense as a result of actuarial valuations completed in 2015
The increase was partially offset by:

•	a $3.4 million decrease in costs associated with our re-branding initiative; and

•	a $1.4 million gain from a property sale in the second quarter of 2015 as a result of operational efficiencies.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $2.0 million, or 7.6%, during 2015, as compared to 2014. This decrease was primarily related to intangible assets being amortized using the sum-of-the-years-digits method over their useful lives, which is consistent with the estimated useful life considerations used in determining their fair values and results in a declining amortization expense.
Income from Unconsolidated Affiliates, Net
Income from unconsolidated affiliates, net, increased by $2.5 million, or 38.5%, during 2015, as compared to 2014. The increase was primarily related to higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government and international clients.
Provision for Income Taxes
The effective tax rates on income from continuing operations for 2015 and 2014 were 25.3% and 39.5%, respectively. The effective tax rate for 2015 was lower than the rate for 2014 principally due to: (i) $2.8 million of additional WOTC primarily from the retroactive reinstatement of WOTC for calendar year 2014; (ii) $1.9 million of tax benefits for tax deductions on energy efficient government buildings; (iii) $1.6 million of state employment-based tax credits; and (iv) $1.6 million of tax benefits related to the recognition of previously unrecognized tax positions.
Income from Discontinued Operations, Net of Taxes
Income from discontinued operations, net of tax, increased by $13.5 million during 2015, as compared to 2014. The increase was primarily attributable to the $14.4 million after-tax gain on the sale of the Security business.

Segment Information
Our reportable segments consist of: Janitorial, Facility Services, Parking, Building & Energy Solutions, and Other.
Financial Information for Each Reportable Segment

	Years Ended October 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues
Janitorial	$2,692.7	$2,583.2	$109.5	4.2%
Facility Services	594.6	599.3	(4.7)	(0.8)%
Parking	631.9	616.1	15.8	2.6%
Building & Energy Solutions	557.7	483.8	73.9	15.3%
Other	420.9	367.3	53.6	14.6%
	$4,897.8	$4,649.7	$248.1	5.3%
Operating profit*
Janitorial	$150.5	$147.0	$3.5	2.4%
Operating profit as a % of revenues	5.6%	5.7%	(0.1)%
Facility Services	25.3	25.2	0.1	0.4%
Operating profit as a % of revenues	4.3%	4.2%	0.1%
Parking	29.6	29.2	0.4	1.4%
Operating profit as a % of revenues	4.7%	4.7%	—
Building & Energy Solutions	26.3	23.1	3.2	13.9%
Operating profit as a % of revenues	4.7%	4.8%	(0.1)%
Other	15.2	12.2	3.0	24.6%
Operating profit as a % of revenues	3.6%	3.3%	0.3%
Corporate	(162.3)	(115.3)	(47.0)	(40.8)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(9.0)	(6.6)	(2.4)	(36.4)%
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(2.0)	—	(2.0)	(100.0)%
	$73.6	$114.8	$(41.2)	(35.9)%
*Effective in the first quarter of 2015, we reallocated certain costs from our Janitorial segment to our Facility Services and Parking segments to better reflect certain overhead support functions. The impact of these reallocations on the segments was an increase of operating profit to the Janitorial segment and a decrease of operating profit to the Facility Services and Parking segments as follows:

Year Ended October 31,
(in millions)	2014
Janitorial	$3.4
Facility Services	(1.7)
Parking	(1.7)

*In connection with the sale of our Security business, certain general corporate expenses that were previously allocated to Security are now allocated back to Corporate expenses and the Janitorial segment. In addition, certain Corporate expenses that were directly related to the operations of the Security business have been allocated to discontinued operations. The net impact of these allocations is as follows:

Year Ended October 31,
($ in millions)	2014
Janitorial	$(0.8)
Corporate	(0.5)

Janitorial
	Years Ended October 31,
($ in millions)	2015	2014	Increase (Decrease)
Revenues	$2,692.7	$2,583.2	$109.5	4.2%
Operating profit	150.5	147.0	3.5	2.4%
Operating profit as a % of revenues	5.6%	5.7%	(0.1)%
Janitorial revenues increased by $109.5 million, or 4.2%, during 2015, as compared to 2014. The increase was attributable to $68.9 million of incremental revenues from acquisitions and to organic growth, including additional tag revenue.
Operating profit increased by $3.5 million, or 2.4%, during 2015, as compared to 2014. Operating profit margins decreased by 0.1% to 5.6% in 2015 from 5.7% in 2014. The decrease in operating profit margins was primarily attributable to the unfavorable impact of the insurance reserve adjustment and higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize. Also negatively impacting operating profit margins was higher compensation expense due to hiring additional personnel to support selling and safety initiatives and higher legal fees and settlement costs. This decrease was partially offset by the positive impact of the termination of a large multi-regional contract, lower payroll and related expenses as a result of one less working day during 2015, and a gain from a property sale as a result of operational efficiencies.

Facility Services
	Years Ended October 31,
($ in millions)	2015	2014	Increase (Decrease)
Revenues	$594.6	$599.3	$(4.7)	(0.8)%
Operating profit	25.3	25.2	0.1	0.4%
Operating profit as a % of revenues	4.3%	4.2%	0.1%
Facility Services revenues decreased by $4.7 million, or 0.8%, during 2015, as compared to 2014. The decrease was primarily attributable to the termination of certain lower margin contracts that exceeded new business and the timing of a biannual contractual performance-based award.
Operating profit increased by $0.1 million, or 0.4%, during 2015, as compared to 2014. Operating profit margins increased by 0.1% to 4.3% in 2015 from 4.2% in 2014. The increase in operating profit margins was primarily attributable to the termination of certain lower margin contracts and lower legal expenses. This increase was partially offset by the absence of a benefit related to the sale of leased vehicles for a certain closed job in the prior year, the unfavorable impact of the insurance reserve adjustment, and the timing of a biannual contractual performance-based award.

Parking
	Years Ended October 31,
($ in millions)	2015	2014	Increase
Revenues	$631.9	$616.1	$15.8	2.6%
Operating profit	29.6	29.2	0.4	1.4%
Operating profit as a % of revenues	4.7%	4.7%	—
Management reimbursement revenues totaled $305.9 million and $306.1 million for 2015 and 2014, respectively.
Parking revenues increased by $15.8 million, or 2.6%, during 2015, as compared to 2014. The increase was primarily related to increased scope of work from existing clients.
Operating profit increased by $0.4 million, or 1.4%, during 2015, as compared to 2014. Operating profit margins remained flat at 4.7% in 2015 from 2014. Excluding management reimbursement revenues, operating profit margins decreased by 0.3% in 2015, as compared to 2014. This decrease was primarily attributable to the unfavorable impact of the insurance reserve adjustment, higher legal costs, and the absence of a benefit related to the collection of previously reserved accounts receivable in the prior year.

Building & Energy Solutions
	Years Ended October 31,
($ in millions)	2015	2014	Increase (Decrease)
Revenues	$557.7	$483.8	$73.9	15.3%
Operating profit	26.3	23.1	3.2	13.9%
Operating profit as a % of revenues	4.7%	4.8%	(0.1)%
Building & Energy Solutions revenues increased by $73.9 million, or 15.3%, during 2015, as compared to 2014. The increase was primarily attributable to $43.0 million of incremental revenues from acquisitions, and to organic growth from healthcare, technical services contracts, and government services.
Operating profit increased by $3.2 million, or 13.9%, during 2015, as compared to 2014. Operating profit margins decreased by 0.1% to 4.7% in 2015 from 4.8% in 2014. The slight decrease in operating profit margins was principally attributable to higher operating expenses related to operational issues at certain clients, higher compensation expense due to hiring additional personnel to support selling initiatives, and the unfavorable impact of a reserve adjustment for certain government receivables. This decrease was partially offset by higher equity earnings in unconsolidated affiliates that provide facility solutions to the U.S. Government and international clients, and the impact of increased technical services contracts. Additionally, margins benefited from operational tax credits realized for energy efficient government building projects in the current year.

Other
	Years Ended October 31,
($ in millions)	2015	2014	Increase
Revenues	$420.9	$367.3	$53.6	14.6%
Operating profit	15.2	12.2	3.0	24.6%
Operating profit as a % of revenues	3.6%	3.3%	0.3%
Revenues from our Other segment increased by $53.6 million, or 14.6%, during 2015, as compared to 2014. The increase was primarily driven by higher passenger services and cabin cleaning revenue in our U.S. operations.
Operating profit increased by $3.0 million, or 24.6%, during 2015, as compared to 2014. Operating profit margins increased by 0.3% to 3.6% in 2015 from 3.3% in 2014. The increase in operating profit was primarily attributable to the amortization of intangible assets using the sum-of-the-years-digits method, which results in declining amortization expense over the useful lives of the assets. This increase was partially offset by higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize and by the unfavorable impact of the insurance reserve adjustment. Also negatively impacting operating profit margins was higher compensation expense due to the reorganization of the executive structure and the settlement of a client dispute.

Corporate
	Years Ended October 31,
($ in millions)	2015	2014	Increase
Corporate expenses	$162.3	$115.3	$47.0	40.8%
Corporate expenses increased by $47.0 million, or 40.8%, during 2015, as compared to 2014. The increase in corporate expenses was primarily related to:

•	a $25.6 million year-over-year increase in self-insurance expense related to prior year claims as a result of actuarial valuations completed in 2015;

•
an $11.7 million increase in restructuring and related costs as a result of a company-wide strategic review and the development of a comprehensive long-term plan, net of the reversal of share-based compensation expense;

•	a $4.9 million increase in legal fees and settlement costs;

•	a $4.6 million increase in severance expense related to the departures of our former CEO and CFO, net of the reversal of share-based compensation expense;

•	a $3.0 million year-over-year increase in medical and dental expense as a result of actuarial valuations completed in 2015; and

•
a $1.7 million increase in compensation and related expenses, primarily as a result of adding certain IT positions since the prior year and the hiring of additional personnel to support growth initiatives throughout the organization, partially offset by a bonus reversal of certain incentive plans.

This increase was partially offset by a $3.4 million decrease in costs associated with our re-branding initiative.

The Year Ended October 31, 2014 Compared with the Year Ended October 31, 2013

Consolidated

	Years Ended October 31,
($ in millions)	2014	2013	Increase / (Decrease)
Revenues	$4,649.7	$4,427.8	$221.9	5.0%
Expenses
Operating	4,160.5	3,964.1	196.4	5.0%
Gross margin	10.5%	10.5%	—
Selling, general and administrative	348.2	330.6	17.6	5.3%
Amortization of intangible assets	26.2	27.8	(1.6)	(5.8)%
Total expenses	4,534.9	4,322.5	212.4	4.9%
Operating profit	114.8	105.3	9.5	9.0%
Income from unconsolidated affiliates, net	6.5	6.3	0.2	3.2%
Interest expense	(10.7)	(12.9)	2.2	17.1%
Income from continuing operations before income taxes	110.6	98.7	11.9	12.1%
Provision for income taxes	(43.7)	(36.1)	(7.6)	(21.1)%
Income from continuing operations	66.9	62.6	4.3	6.9%
Income from discontinued operations, net of taxes	8.7	10.3	(1.6)	(15.5)%
Net income	$75.6	$72.9	$2.7	3.7%
Revenues
Revenues increased by $221.9 million, or 5.0%, during 2014, as compared to 2013. The increase in revenues was primarily attributable to organic growth from net new business.
Operating Expenses
Operating expenses increased by $196.4 million, or 5.0%, during 2014, as compared to 2013. In 2014, gross margin remained flat at 10.5% in 2014 and 2013. Gross margins benefited from changes to our risk management and safety programs that favorably impacted our estimated insurance expense. Also contributing positively to gross margin was the impact of certain newly awarded technical services contracts in our Building & Energy Solutions segment, which generally have higher gross margins than contracts in our other segments, and savings realized as a result of the realignment of our Onsite Services operational structure. These benefits were offset by the impact of lower margins in connection with certain jobs, including higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $17.6 million, or 5.3%, during 2014, as compared to 2013. The increase in selling, general and administrative expenses was primarily related to:

•
a $15.4 million increase in compensation and related expenses, primarily as a result of the hiring of additional personnel to support growth initiatives throughout the organization and the addition of certain IT positions since the prior year;

•
a $5.6 million increase in legal costs, including the accrual of $3.4 million in connection with an unfavorable arbitration decision against us relating to a contract dispute with a third-party administrator;

•
a $3.0 million increase in share-based compensation expense, which was due to the recognition of higher expense relating to awards granted in 2012 through 2014, as compared to awards granted in 2010 and 2009; and

•	a $0.5 million increase in costs associated with our re-branding initiative.

The increase was partially offset by:

•	a $4.3 million reduction in costs associated with the realignment of our Onsite Services operational structure as a result of realized savings and a reduction in restructuring and related costs; and

•	a $2.6 million decline in depreciation expense, mostly associated with our previously upgraded Enterprise Resource Planning (“ERP”) system.
Provision for Income Taxes
The effective tax rate on income from continuing operations for 2014 was 39.5% compared to 36.6% for 2013. The effective tax rate for 2014 was higher than the rate for 2013 primarily due to (i) the expiration of the WOTC as of December 31, 2013 and (ii) the retroactive reinstatement of the WOTC for calendar year 2012, which occurred during the year ended October 31, 2013.

Segment Information
Our reportable segments consist of: Janitorial, Facility Services, Parking, Building & Energy Solutions, and Other.
Segment Revenues and Operating Profits

	Years Ended October 31,
($ in millions)	2014	2013	Increase / (Decrease)
Revenues
Janitorial	$2,583.2	$2,480.5	$102.7	4.1%
Facility Services	599.3	609.4	(10.1)	(1.7)%
Parking	616.1	609.1	7.0	1.1%
Building & Energy Solutions	483.8	401.5	82.3	20.5%
Other	367.3	326.4	40.9	12.5%
Corporate	—	0.9	(0.9)	(100.0)%
	$4,649.7	$4,427.8	$221.9	5.0%
Operating profit*
Janitorial	$147.0	$138.6	$8.4	6.1%
Operating profit as a % of revenues	5.7%	5.6%	0.1%
Facility Services	25.2	25.7	(0.5)	(1.9)%
Operating profit as a % of revenues	4.2%	4.2%	—
Parking	29.2	25.7	3.5	13.6%
Operating profit as a % of revenues	4.7%	4.2%	0.5%
Building & Energy Solutions	23.1	15.3	7.8	51.0%
Operating profit as a % of revenues	4.8%	3.8%	1.0%
Other	12.2	11.8	0.4	3.4%
Operating profit as a % of revenues	3.3%	3.6%	(0.3)%
Corporate	(115.3)	(105.6)	(9.7)	(9.2)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(6.6)	(6.2)	(0.4)	(6.5)%
	$114.8	$105.3	$9.5	9.0%
*Effective in the first quarter of 2015, we reallocated certain costs from our Janitorial segment to our Facility Services and Parking segments to better reflect certain overhead support functions. The impact of these reallocations on the segments was an increase of operating profit to the Janitorial segment and a decrease of operating profit to the Facility Services and Parking segments as follows:

	Years Ended October 31,
($ in millions)	2014	2013
Janitorial	$3.4	$3.5
Facility Services	(1.7)	(1.7)
Parking	(1.7)	(1.8)
*In connection with the sale of our Security business, certain general corporate expenses that were previously allocated to Security are now allocated back to Corporate expenses and the Janitorial segment. In addition, certain Corporate expenses that were directly related to the operations of the Security business have been allocated to discontinued operations. The net impact of these allocations is as follows:

	Years Ended October 31,
($ in millions)	2014	2013
Janitorial	$(0.7)	$(0.3)
Corporate	(0.5)	(0.4)

Janitorial
	Years Ended October 31,
($ in millions)	2014	2013	Increase
Revenues	$2,583.2	$2,480.5	$102.7	4.1%
Operating profit	147.0	138.6	8.4	6.1%
Operating profit as a % of revenues	5.7%	5.6%	0.1%
Janitorial revenues increased by $102.7 million, or 4.1%, during 2014, as compared to 2013. The increase was primarily attributable to organic growth from net new business.

Operating profit increased by $8.4 million, or 6.1%, during 2014, as compared to 2013. Operating profit margins increased by 0.1% to 5.7% in 2014 from 5.6% in 2013. Operating profit margins in 2014 benefited from changes to our risk management and safety programs that favorably impacted our estimated insurance expense and savings realized as a result of the realignment of our Onsite Services operational structure. Offsetting these benefits were higher compensation expense due to hiring additional personnel to support selling and safety initiatives.

Facility Services
	Years Ended October 31,
($ in millions)	2014	2013	(Decrease)
Revenues	$599.3	$609.4	$(10.1)	(1.7)%
Operating profit	25.2	25.7	(0.5)	(1.9)%
Operating profit as a % of revenues	4.2%	4.2%	—
Facility Services revenues decreased by $10.1 million, or 1.7%, during 2014, as compared to 2013. The decrease was primarily attributable to contract losses that exceeded new business.
Operating profit decreased by $0.5 million, or 1.9%, during 2014, as compared to 2013. Operating profit margins remained flat at 4.2% in 2014 and 2013. Operating profit margins in 2014 benefited from the sale of leased vehicles for a certain closed job, changes to our risk management and safety programs that favorably impacted our estimated insurance expense, and savings realized as a result of the realignment of our Onsite Services operational structure. Offsetting these benefits were lower margins in connection with certain jobs.

Parking
	Years Ended October 31,
($ in millions)	2014	2013	Increase
Revenues	$616.1	$609.1	$7.0	1.1%
Operating profit	29.2	25.7	3.5	13.6%
Operating profit as a % of revenues	4.7%	4.2%	0.5%
Management reimbursement revenues totaled $306.1 million and $302.4 million for 2014 and 2013, respectively.
Parking revenues increased by $7.0 million, or 1.1%, during 2014, as compared to 2013. The increase was primarily related to increased scope of work from existing clients.
Operating profit increased by $3.5 million, or 13.6%, during 2014, as compared to 2013. Operating profit margins increased by 0.5% to 4.7% in 2014 from 4.2% in 2013. The increase in operating profit margins was primarily driven by savings realized as a result of the realignment of our Onsite Services operational structure, changes to our risk management and safety programs that favorably impacted our estimated insurance expense, and the collection of previously reserved accounts receivable.

Building & Energy Solutions
	Years Ended October 31,
($ in millions)	2014	2013	Increase
Revenues	$483.8	$401.5	$82.3	20.5%
Operating profit	23.1	15.3	7.8	51.0%
Operating profit as a % of revenues	4.8%	3.8%	1.0%
Building & Energy Solutions revenues increased by $82.3 million, or 20.5%, during 2014, as compared to 2013. The increase was primarily driven by organic growth resulting from newly awarded technical services contracts and to $25.4 million of incremental revenues from acquisitions, partially offset by fewer new franchise sales in 2014.
Operating profit increased by $7.8 million, or 51.0%, during 2014, as compared to 2013. Operating profit margins increased by 1.0% to 4.8% in 2014 from 3.8% in 2013. The increase in operating profit margins is primarily related to the management of our selling, general and administrative expenses and changes to our risk management and safety programs that favorably impacted our estimated insurance expense. This increase in operating profit margins was partially offset by higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize, lower franchise revenues, and costs associated with the expansion of new business to the U.S. Government and multi-regional clients.

Other
	Years Ended October 31,
($ in millions)	2014	2013	Increase (Decrease)
Revenues	$367.3	$326.4	$40.9	12.5%
Operating profit	12.2	11.8	0.4	3.4%
Operating profit as a % of revenues	3.3%	3.6%	(0.3)%
Revenues from our Other segment increased by $40.9 million, or 12.5% during 2014, as compared to 2013. The increase was primarily driven by higher revenues in our U.K. operations resulting from new contract awards and $14.6 million of incremental revenues from an acquisition.
Operating profit increased by $0.4 million or 3.4% during 2014, as compared to 2013. Operating profit margins decreased by 0.3% to 3.3% in 2014 from 3.6% in 2013. The decrease in operating profit margins was primarily related to higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize. This decrease was partially offset by changes to our risk management and safety programs that favorably impacted our estimated insurance expense and by growth in our U.K. operations.

Corporate
	Years Ended October 31,
($ in millions)	2014	2013	Increase
Corporate expenses	$115.3	$105.6	$9.7	9.2%
Corporate expenses increased by $9.7 million, or 9.2%, during 2014, as compared to 2013. The increase in corporate expenses was primarily related to:

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

•	a $0.9 million year-over-year increase in self-insurance expense related to prior year claims as a result of actuarial valuations completed in 2014;

•	a $0.5 million increase in costs associated with our re-branding initiative; and

•	a $0.4 million increase in legal fees associated with an internal investigation into a foreign entity previously affiliated with a joint venture.
This increase was partially offset by:

•	a $2.6 million decline in depreciation expense, mostly associated with our previously upgraded ERP system; and

•	a $1.2 million decrease in restructuring and related costs associated with the realignment of our Onsite Services operational structure in 2013.

Liquidity and Capital Resources
We project anticipated cash requirements for our operating, investing, and financing needs. Our operating needs can include commitments for operating leases, payroll payments, insurance claims payments, interest payments, legal settlements, and pension funding obligations. Our investing and financing spending can include payments for acquired businesses, capital expenditures, commitments for capital leases, share repurchases, dividends, and payments on our outstanding indebtedness.
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
At October 31, 2015, the total outstanding amounts under our $800.0 million line of credit in the form of cash borrowings and standby letters of credit were $158.0 million and $112.9 million, respectively. At October 31, 2015, we had up to $529.1 million borrowing capacity under our line of credit.
Our ability to draw down available capacity under our line of credit is subject to, and limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth.
On September 2, 2015, we entered into an amendment to our line of credit to update the definition of Consolidated EBITDA that is used in the calculation of certain of these leverage and financial covenants. The revised definition of Consolidated EBITDA provides addbacks for: (i) restructuring and related charges arising out of our 2020 Vision, (ii) adjustments with respect to insurance liabilities for periods prior to 2015, and (iii) costs arising from the consolidation of locations, subject to the limitation that the aggregate amount of all addbacks does not exceed $75.0 million. In addition, the amendment permits us to dispose of certain assets and to repurchase our common stock without regard to a cap so long as certain leverage tests are met.
Other covenants under our line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments.
As of October 31, 2015, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
In the first quarter of 2015, we formed a wholly-owned captive insurance company (“IFM Assurance Company”). The formation of IFM Assurance Company is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk and safety programs and should provide us with increased flexibility in the end-to-end management of our insurance programs. In the second quarter of 2015, we funded IFM Assurance Company with an initial cash contribution of $12.0 million. IFM Assurance Company began providing coverage to us as of January 1, 2015. In 2015, cash tax savings related to coverage provided by IFM Assurance Company was $20.0 million.
Share Repurchases
On September 2, 2015, our Board of Directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $200.0 million. This authorization replaced our previous $50.0 million share repurchase program, which had $10.0 million of authorization remaining. As was the case with the previous program, these purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to the terms of a Rule 10b5-1 plan or in privately negotiated transactions. In addition, such purchases will be made at such times and for such prices as we shall determine at our discretion. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without notice. During 2015, we purchased 1.0 million shares of our common stock at an average price of $30.72 per share for a total of $31.4 million.

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

	Years Ended October 31,
(in millions)	2015	2014	2013
Net cash provided by operating activities	$145.3	$120.7	$135.3
Net cash provided by (used in) investing activities	90.4	(82.0)	(225.9)
Net cash (used in) provided by financing activities	(216.9)	(34.6)	79.7
Operating Activities
Net cash provided by operating activities increased by $24.6 million during 2015, as compared to 2014. The increase was primarily related to the timing of payments made for vendor invoices.
Net cash provided by operating activities decreased by $14.6 million during 2014, as compared to 2013. The decrease was primarily related to higher cash taxes paid that was mostly related to the prior utilization of certain tax assets and the timing of payroll payments. This decrease was partially offset by the timing of client receivable collections.
Investing Activities
Net cash provided by investing activities increased by $172.4 million during 2015, as compared to 2014. The increase was primarily related to $131.0 million of cash proceeds from the sale of our Security business, along with a reduction in cash paid for both acquisitions and property, plant and equipment additions.
Net cash used in investing activities decreased by $143.9 million during 2014, as compared to 2013. The decrease was primarily related to $48.2 million cash paid, net of cash acquired, for acquisitions made during 2014, as compared to $199.3 million cash paid, net of cash acquired, for acquisitions made during 2013.
Financing Activities
Net cash used in financing activities increased by $182.3 million during 2015, as compared to 2014. The increase was primarily related to a $166.7 million decrease in net borrowings from our line of credit as a result of the use of the cash proceeds from the sale of our Security business to pay down a portion of our line of credit. In addition, net cash used in financing activities increased as a result of the $31.4 million increase in cash used for common stock repurchases.
Net cash used in financing activities increased by $114.3 million during 2014, as compared to 2013. The increase was primarily related to a $95.0 million increase in net repayments from our line of credit in 2014 and a $20.0 million increase in cash used for common stock repurchases.
Dividends
On December 8, 2015, we announced a quarterly cash dividend of $0.165 per share on our common stock, payable on February 1, 2016. We declared a quarterly cash dividend on our common stock during every quarter during 2015, 2014, and 2013. In 2015, 2014, and 2013, the total annual dividends paid were $36.0 million, $34.6 million, and $32.9 million, respectively.

Future Contractual Obligations, Other Long-Term Liabilities, and Commercial Commitments

(in millions)	Payments Due By Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Operating leases(1)	$257.3	$77.1	$99.7	$44.2	$36.3
Capital leases(1)	1.2	1.2	—	—	—
Information technology service agreements(2)	9.8	7.1	2.7	—	—
	$268.3	$85.4	$102.4	$44.2	$36.3

	Payments Due By Period
Other Long-Term Liabilities	Total	2016	2017-2018	2019-2020	Thereafter
Benefit obligations(3)	$33.5	$5.8	$6.0	$5.0	$16.7
Contingent consideration liability(4)	5.2	1.4	3.8	—	—
	$38.7	$7.2	$9.8	$5.0	$16.7

	Amounts of Commitment Expiration Per Period
Commercial Commitments	Total	2016	2017-2018	2019-2020	Thereafter
Borrowings under line of credit(5)	$158.0	$—	$—	$158.0	$—
Fixed interest related to interest rate swaps(6)	0.3	0.3	—	—	—
Standby letters of credit(7)	112.9	—	—	112.9	—
Surety bonds(8)	407.1	310.6	96.3	0.2	—
	678.3	310.9	96.3	271.1	—
Total	$985.3	$403.5	$208.5	$320.3	$53.0

(1) Reflects our contractual obligations to make future payments under non-cancelable operating and capital lease agreements for various facilities, vehicles, and other equipment.

(2) Reflects our contractual obligations to make future payments for outsourced services and licensing costs pursuant to our information technology agreements.
(3) Reflects future expected payments relating to our defined benefit, postretirement, and deferred compensation plans. These amounts were calculated using the same assumptions used to measure our benefit obligation as of October 31, 2015. This expectation is based upon expected future service.
In addition to our company sponsored plans, we participate in certain multiemployer pension and other postretirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. During 2015, 2014, and 2013, contributions made to these plans were $281.5 million, $275.6 million, and $255.0 million, respectively; however, the future cost of the multiemployer plans is dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. Because the amount of future contributions we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated, such amounts have been excluded from the table above. See Note 14, “Employee Benefit Plans,” in the Financial Statements
(4) Certain of our acquisitions involve the payment of contingent consideration. Depending on the structure of the contingent consideration arrangement, the fair value of the liability is based on either (i) the expected achievement of certain pre-established revenue goals or (ii) pre-defined forecasted adjusted income from operations using a probability weighted income approach.
(5) Borrowings under our line of credit are presented at face value.
(6) Our estimates of future interest payments are calculated based on our hedged borrowings under our line of credit, using the fixed rates under our interest rate swap agreements for the applicable notional amounts. See Note 13, “Line of Credit,” in the Financial Statements for additional disclosure related to our interest rate swaps. We exclude interest payments on our remaining borrowings from these amounts because the cash outlay for the interest is unknown and cannot be reliably estimated as all of the debt is under a revolving credit facility. The interest payments on these remaining borrowings will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time.
(7) At October 31, 2015, we had $112.9 million of standby letters of credit, primarily related to our insurance programs.
(8) We use surety bonds, principally performance, payment, and insurance bonds, related to contractual obligations in the normal course of business and to collateralize self-insurance obligations. These bonds typically remain in force for one to five years and may include optional renewal periods. At October 31, 2015, outstanding surety bonds totaled $407.1 million, of which $6.7 million have an effective date starting after October 31, 2015. We do not believe that these bonds will be drawn upon by the beneficiaries.
At October 31, 2015, our total liability for unrecognized tax benefits was $53.2 million. The resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty, and therefore we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. In addition, certain of these matters may not require cash settlements due to the exercise of credits and net operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.
Off-Balance Sheet Arrangements

We use surety bonds and letters of credit to secure certain commitments related to insurance programs and for other purposes. As of October 31, 2015, these surety bonds and letters of credit totaled $407.1 million and $112.9 million, respectively. Included in the total amount of surety bonds is $6.7 million of bonds with an effective date starting after October 31, 2015. None of these arrangements have a material current effect, or are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
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

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make certain estimates that affect the reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and various other assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our financial statements.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Allowance for Doubtful Accounts

We estimate the allowance for doubtful accounts based on a variety of factors, including an analysis of the historical rate of credit losses or write-offs, specific client concerns, and known or expected trends.

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

A 10% difference in our allowance for doubtful accounts as of October 31, 2015 would have affected net income by approximately $0.3 million during 2015.

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

When this occurs, a recoverability test is performed that compares the projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If as a result of this test we conclude that the projected undiscounted cash flows are less than the carrying amount, an impairment would be recorded for the excess of the carrying amount over the estimated fair value.

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

Any impairment loss calculations would require us to apply judgment in estimating expected future cash flows (including estimated sales, margin, and controllable expenses, and assumptions about market performance for operating locations) and estimated selling prices or lease rates for locations identified for closure.

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

The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than its carrying value, we would record an impairment for the excess of the carrying amount over the estimated fair value.

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

The valuation of our reporting units requires significant judgment in evaluation of recent indicators of market activity and estimated future cash flows, discount rates, and other factors. Our impairment analyses contain inherent uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.

We have not made any changes in the accounting methodology used to evaluate impairment of goodwill during the last three years, other than the creation of new reporting units relative to our acquisition of Air Serv and our segment realignment in 2013.

As of October 31, 2015, we had $867.5 million of goodwill. Our goodwill is included in the following segments:

$491.9 million - Janitorial

$72.6 million - Facility Services

$69.2 million - Parking

$146.4 million - Building & Energy Solutions

$87.4 million - Other

A goodwill impairment analysis was performed for each of our reporting units, as well as our discontinued Security segment as of August 1, 2015, which indicated that the implied fair value of each of our reporting units was substantially in excess of its carrying value. Therefore, the second step was not necessary. A 10% decrease in the estimated fair value of our reporting units would not result in a goodwill impairment.

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

These estimates are subject to: changes in the regulatory environment; fluctuations in projected exposures, including payroll, revenues, and the number of vehicle units; and the frequency, lag, and severity of claims.

The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years.

In addition, if the reserves related to self-insurance or high deductible programs from acquired businesses are not adequate to cover damages resulting from future accidents or other incidents, we may be exposed to substantial losses arising from future developments of the claims.

We have not made any changes in the accounting methodology used to establish our self-insurance liabilities during the past three years.

After analyzing the recent loss development patterns, comparing the loss developments against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, during 2015 we increased our reserves by $42.4 million, as a result of unfavorable developments in our insurance claims.

It is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our projected ultimate losses would have affected net income by approximately $22.7 million for 2015.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Revenue Recognition

We earn revenue under various types of service contracts. In all forms of service we provide, revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. The various types of service contracts are described below.

Monthly Fixed-Price
These arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term. A variation of a fixed-price arrangement is a square-foot arrangement, under which monthly billings are based on the actual square footage serviced.

Transaction-Price
Transaction-price arrangements are agreements in which the clients are billed for each transaction performed on a monthly basis (e.g., wheelchair passengers served, aircrafts cleaned).

Hourly
These arrangements are contracts in which the client is billed a set hourly rate for each labor hour provided.

Cost-Plus
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

A 10% difference in our sales allowance as of October 31, 2015 would have affected net income by approximately $0.2 million during 2015.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Revenue Recognition (continued)

Franchise Revenue
We franchise certain engineering services under the Linc Network and TEGG brands through individual and area franchises.

Initial franchise fees are recognized when we have performed substantially all initial services required by the franchise agreement.

Royalties are recognized in income as underlying franchisee sales occur.

Franchise fees charged to franchisees on a flat rate are recognized as earned.

Direct (incremental) costs related to new franchise sales for which the revenue has not been recognized are deferred until the related revenue is recognized.

We expense costs related to continuing franchise royalty fees as incurred.

Parking Reimbursement
Under parking reimbursement arrangements, we manage the parking facility for a management fee, and we pass through the revenue and expenses associated with the facility to the owner. Revenues and expenses are reported in equal amounts for costs reimbursed from our managed locations.

In connection with our service contracts, we periodically issue credit memos to our clients. As such, we make estimates for potential future losses on client receivables, which are recorded as a reduction in revenues and an increase to the allowance for billing adjustments. These credits can result from client vacancy discounts, job cancellations, property damage, and other items. Our sales allowance estimate is based on an analysis of the historical rate of sales adjustments (credit memos, net of re-bills) and considers known current or expected trends.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Income Taxes

Our provision for income taxes is based on domestic and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting, and available credits and incentives.

We recognize deferred income taxes for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse.

Our deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that all or a portion of the deferred tax assets will not be realized.

All or a portion of the benefit of income tax positions is recognized only when we have made a determination that it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more likely than not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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

We may be challenged upon review by the applicable taxing authorities, and positions we have taken may not be sustained.

We do not believe there is a reasonable likelihood there will be a material change in our total income tax expense, tax-related balances, or valuation allowances. However, due to the complexity of some of these uncertainties, our income tax expense or income tax liabilities may be materially different from the current provision for income tax expense or the current estimate of our income tax liabilities.

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our recorded liabilities, our effective tax rate in a given financial statement period could be materially affected.

An unfavorable tax settlement may require use of our cash and result in an increase in our effective tax rate in the period of settlement.

A favorable tax settlement could be recognized as a reduction in our effective tax rate in the period of settlement.

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

Estimating probable and reasonably possible losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties, such as future changes in facts and circumstances, differing interpretations of the law, assessments of the amount of damages, and other factors beyond our control.

In addition, in some cases, although a loss is probable or reasonably possible, we cannot reasonably estimate the maximum potential losses for probable matters or the range of losses for reasonably possible matters. Therefore, our accrual for probable losses and our estimated range of loss for reasonably possible losses do not represent our maximum possible exposure.

We have not made any changes in the accounting methodology used to establish our loss contingencies during the past three years.

Our management currently estimates the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $6 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on the Financial Statements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes.
This ASU eliminates the requirement for companies to present deferred tax assets and liabilities as current and noncurrent on the balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent.

		November 1, 2017	We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations.
This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments. Instead, this update requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified. In addition, ASU 2015-16 also requires separate presentation on the face of the income statement, or disclosure in the notes, of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amount had been recognized as of the acquisition date.

We will early adopt this guidance on November 1, 2015.
The ASU will be applied prospectively to the acquisitions which require adjustments to the provisional amounts that occurred during the open measurement periods, regardless of the acquisition date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations, or cash flows.

In June 2015, the FASB issued ASU 2015-10,Technical Corrections and Improvements.	The amendments in this update cover a wide range of topics and include technical corrections and improvements to the Accounting Standards Codification.	For those amendments in this update that require transition guidance, ASU 2015-10 is effective for us on November 1, 2016.	We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations, or cash flows.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs; in August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.

Together, the standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. However, the Securities and Exchange Commission staff would not object to an entity deferring and presenting costs related to revolving debt arrangements as an asset. As our debt issuance costs are related to our revolving credit facility, we elected to continue to classify our debt issuance costs as an asset.
		We early adopted this guidance for the year ended October 31, 2015.	The adoption of this guidance will have no impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606); in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.
	Together, the guidance introduces a new principles-based framework for revenue recognition and disclosure.	November 1, 2018	We are currently evaluating the impact of implementing this guidance on our consolidated financial position, results of operations, and cash flows.

Accounting Standard	Description	Effective Date	Effect on the Financial Statements
In April 2014, the FASB issued ASU 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity.
This update provides a narrower definition of discontinued operations than existing standards. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations or financial results. This ASU also provides guidance on the financial statement presentations and disclosures of discontinued operations.
		We early adopted this ASU for the year ended October 31, 2015.	This pronouncement did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market Risk Sensitive Instruments
Our primary market risk exposure is interest rate risk. The potential impact of adverse increases in interest rate risk is discussed below. The following sensitivity analysis does not consider the effects that an adverse change may have on the overall economy nor does it consider actions we may take to mitigate our exposure to these changes. Results of changes in actual rates may differ materially from the following hypothetical results.
Interest Rate Risk
Line of Credit
Our exposure to interest rate risk primarily relates to our variable rate borrowings under our $800.0 million five-year syndicated line of credit that expires in December 2018. At October 31, 2015, we had $158.0 million of outstanding LIBOR-based borrowings under our line of credit. We anticipate borrowing similar amounts for periods of one day to three months. A hypothetical 1.0% increase in interest rates would have added additional interest expense of $1.9 million on the average outstanding borrowings under our line of credit, net of the interest rate swap agreements, during 2015. See Note 13, “Line of Credit,” in the Financial Statements for additional information regarding our line of credit.
Interest Rate Swaps
At October 31, 2015, we were a counterparty to five interest rate swap agreements totaling an underlying aggregate notional amount of $155.0 million, pursuant to which we receive variable interest payments based on LIBOR and pay fixed interest on such amounts, at rates ranging from 0.44% to 0.47%. These interest rate swap agreements, which are intended to hedge the interest rate risk associated with our floating rate, LIBOR-based borrowings under our line of credit, mature between March 2016 and April 2016. The swaps were designated and accounted for as cash flow hedges from inception.
At October 31, 2015, the fair values of the interest rate swap liabilities were $0.1 million. The effective portion of the derivative’s mark-to-market gain or loss is initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into earnings when the hedged transactions occur and affect earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At October 31, 2015, the amount recorded in AOCL was $0.1 million ($0.1 million, net of taxes). See Note 13, “Line of Credit,” in the Financial Statements for additional information regarding our interest rate swaps.
Investment in Auction Rate Securities
At October 31, 2015, we held investments in auction rate securities from three different issuers having a fair value of $13.0 million. The investments are not subject to material interest rate risk. Our auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every thirty days based on spreads to a base rate (i.e., LIBOR). Auctions for these securities have not occurred since August 2007. A hypothetical 1.0% increase in interest rates during 2015 would have added approximately $0.2 million of additional interest income. See Note 9, “Auction Rate Securities,” in the Financial Statements for additional information regarding our auction rate securities.
Exchange Rate Risk
Substantially all of our operations are conducted in the United States and, as such, are not subject to material foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
ABM Industries Incorporated:
We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries (“the Company”) as of October 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedule II. We have also audited the Company’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, the related financial statement Schedule II, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement Schedule II and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, ABM Industries Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
/s/ KPMG LLP
New York, New York
December 17, 2015

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
(in millions, except share and per share amounts)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$55.5	$36.7
Trade accounts receivable, net of allowances of $8.6 and $9.2 at October 31, 2015 and 2014, respectively	742.9	687.3
Prepaid expenses	68.6	63.4
Deferred income taxes, net	53.2	46.6
Other current assets	27.0	29.8
Current assets of discontinued operations	—	63.4
Total current assets	947.2	927.2
Other investments	35.7	32.9
Property, plant and equipment, net of accumulated depreciation of $148.7 and $137.1 at October 31, 2015 and 2014, respectively	74.0	83.0
Other intangible assets, net of accumulated amortization of $149.4 and $132.2 at October 31, 2015 and 2014, respectively	111.4	127.5
Goodwill	867.5	854.7
Other noncurrent assets	114.0	115.0
Noncurrent assets of discontinued operations	—	52.6
Total assets	$2,149.8	$2,192.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$179.1	$173.7
Accrued compensation	128.8	119.2
Accrued taxes—other than income	31.6	27.3
Insurance claims	90.0	80.0
Income taxes payable	8.9	2.0
Other accrued liabilities	129.8	105.1
Current liabilities of discontinued operations	—	19.1
Total current liabilities	568.2	526.4
Noncurrent income taxes payable	53.2	53.7
Line of credit	158.0	319.8
Deferred income tax liability, net	19.1	16.4
Noncurrent insurance claims	297.4	269.7
Other noncurrent liabilities	46.4	38.1
Total liabilities	1,142.3	1,224.1
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 56,105,761 and 55,691,350 shares issued and outstanding at October 31, 2015 and 2014, respectively	0.6	0.6
Additional paid-in capital	275.5	274.1
Accumulated other comprehensive loss, net of taxes	(5.1)	(2.8)
Retained earnings	736.5	696.9
Total stockholders’ equity	1,007.5	968.8
Total liabilities and stockholders’ equity	$2,149.8	$2,192.9
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended October 31,
(in millions, except per share amounts)	2015	2014	2013
Revenues	$4,897.8	$4,649.7	$4,427.8
Expenses
Operating	4,410.0	4,160.5	3,964.1
Selling, general and administrative	390.0	348.2	330.6
Amortization of intangible assets	24.2	26.2	27.8
Total expenses	4,824.2	4,534.9	4,322.5
Operating profit	73.6	114.8	105.3
Income from unconsolidated affiliates, net	9.0	6.5	6.3
Interest expense	(10.2)	(10.7)	(12.9)
Income from continuing operations before income taxes	72.4	110.6	98.7
Provision for income taxes	(18.3)	(43.7)	(36.1)
Income from continuing operations	54.1	66.9	62.6
Income from discontinued operations, net of taxes	22.2	8.7	10.3
Net income	76.3	75.6	72.9
Other comprehensive income:
Foreign currency translation	(2.2)	(1.3)	(0.2)
Other	(0.1)	0.2	0.7
Comprehensive income	$74.0	$74.5	$73.4
Net income per common share — Basic:
Income from continuing operations	$0.95	$1.19	$1.14
Income from discontinued operations	0.40	0.16	0.19
Net income	$1.35	$1.35	$1.33
Net income per common share — Diluted:
Income from continuing operations	$0.94	$1.17	$1.12
Income from discontinued operations	0.39	0.15	0.18
Net income	$1.33	$1.32	$1.30
Weighted-average common and common equivalent shares outstanding
Basic	56.7	56.1	54.9
Diluted	57.4	57.1	56.1
Dividends declared per common share	$0.640	$0.620	$0.600
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended October 31,
	2015		2014		2013
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock:
Balance, beginning of year	55.7	$0.6	55.5	$0.6	54.4	$0.6
Stock issued under employee stock purchase and share-based compensation plans	1.4	—	1.0	—	1.1	—
Repurchase of common stock	(1.0)	—	(0.8)	—	—	—
Balance, end of year	56.1	0.6	55.7	0.6	55.5	0.6
Additional Paid-in Capital:
Balance, beginning of year		274.1		261.8		234.6
Stock issued under employee stock purchase and share-based compensation plans (including incremental tax benefit)		18.3		16.0		13.9
Share-based compensation expense(1)		14.5		16.3		13.3
Repurchase of common stock		(31.4)		(20.0)		—
Balance, end of year		275.5		274.1		261.8
Accumulated Other Comprehensive Loss, net of taxes:
Balance, beginning of year		(2.8)		(1.7)		(2.2)
Other comprehensive (loss) income		(2.3)		(1.1)		0.5
Balance, end of year		(5.1)		(2.8)		(1.7)
Retained Earnings:
Balance, beginning of year		696.9		656.8		617.4
Net income		76.3		75.6		72.9
Dividends:
Common stock		(36.0)		(34.6)		(32.9)
Stock issued under share-based compensation plans		(0.7)		(0.9)		(0.6)
Balance, end of year		736.5		696.9		656.8
Total Stockholders’ Equity		$1,007.5		$968.8		$917.5
(1) Share-based compensation included expenses, recognized in discontinued operations, of $0.3 million in 2015 and $0.5 million for both 2014 and 2013.
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
(in millions)	2015	2014	2013
Cash flows from operating activities:
Net income	$76.3	$75.6	$72.9
Income from discontinued operations, net of taxes	(22.2)	(8.7)	(10.3)
Income from continuing operations	54.1	66.9	62.6
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	57.0	56.4	59.4
Deferred income taxes	8.1	2.2	12.5
Share-based compensation expense	14.2	15.8	12.8
Provision for bad debt	2.7	2.9	2.7
Discount accretion on insurance claims	0.3	0.4	0.5
Gain on sale of assets	(0.1)	(1.2)	(0.3)
Income from unconsolidated affiliates, net	(9.0)	(6.5)	(6.3)
Distributions from unconsolidated affiliates	6.5	5.6	3.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(55.9)	(39.4)	(55.0)
Prepaid expenses and other current assets	(1.4)	(5.0)	6.9
Other noncurrent assets	0.6	15.1	2.3
Trade accounts payable and other accrued liabilities	44.3	3.7	16.7
Insurance claims	37.4	(8.7)	3.9
Income taxes payable	(14.2)	8.3	8.7
Other noncurrent liabilities	(0.2)	(1.4)	(5.2)
Total adjustments	90.3	48.2	62.6
Net cash provided by continuing operating activities	144.4	115.1	125.2
Net cash provided by discontinued operating activities	0.9	5.6	10.1
Net cash provided by operating activities	145.3	120.7	135.3
Cash flows from investing activities:
Additions to property, plant and equipment	(26.5)	(37.4)	(32.4)
Proceeds from sale of assets	5.3	3.6	1.2
Purchase of businesses, net of cash acquired	(19.2)	(48.2)	(199.3)
Investments in unconsolidated affiliates	(0.1)	—	(0.2)
Proceeds from redemption of auction rate security	—	—	5.0
Net cash used in continuing investing activities	(40.5)	(82.0)	(225.7)
Net cash provided by (used in) discontinued investing activities	130.9	—	(0.2)
Net cash provided by (used in) investing activities	90.4	(82.0)	(225.9)
Cash flows from financing activities:
Proceeds from issuance of share-based compensation awards, net of taxes withheld	15.4	10.0	13.3
Incremental tax benefit from share-based compensation awards	2.3	5.1	—
Repurchases of common stock	(31.4)	(20.0)	—
Dividends paid	(36.0)	(34.6)	(32.9)
Deferred financing costs paid	(0.9)	(1.2)	—
Borrowings from line of credit	958.3	1,089.1	1,006.0
Repayment of borrowings from line of credit	(1,120.1)	(1,084.2)	(906.1)
Changes in book cash overdrafts	(7.3)	6.6	2.9
Repayment of capital lease obligations	(2.4)	(5.4)	(3.5)
Other	5.2	—	—
Net cash (used in) provided by financing activities	(216.9)	(34.6)	79.7
Net increase (decrease) in cash and cash equivalents	18.8	4.1	(10.9)
Cash and cash equivalents at beginning of year	36.7	32.6	43.5
Cash and cash equivalents at end of year	$55.5	$36.7	$32.6
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended October 31,
(in millions)	2015	2014	2013
Supplemental data:
Cash paid for income taxes, net of refunds received	$23.7	$32.9	$18.7
Interest paid on line of credit	6.0	6.2	7.7
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY AND NATURE OF OPERATIONS
ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of end-to-end, integrated facility solutions that enable our clients to deliver exceptional facility experiences. ABM’s comprehensive capabilities include commercial cleaning, electrical, energy solutions, facilities engineering, HVAC, landscaping, parking, and services in support of airport operations. We provide custom facility solutions in urban, suburban, and rural areas to properties of all sizes—from schools and commercial buildings to airports, hospitals, and manufacturing plants.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements and accompanying notes (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Prior year amounts have been reclassified to conform with the current year presentation for amounts related to discontinued operations (see Note 4, “Discontinued Operations”) and segment reporting (see Note 19, “Segment and Geographic Information”). Unless otherwise noted, all references to years are to our fiscal year, which ends on October 31.
Principles of Consolidation
The Financial Statements include the accounts of ABM and all of our consolidated subsidiaries. We account for ABM’s investments in unconsolidated affiliates under the equity method of accounting. We include the results of acquired businesses in the consolidated statements of comprehensive income from their respective dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires our management to make certain estimates that affect the reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Significant Accounting Policies
Cash and Cash Equivalents
We consider all investments purchased with an original maturity of three months or less to be cash and cash equivalents. We present the change in book cash overdrafts (i.e., negative book cash balances that have not been presented to the bank for payment) as cash flows from financing activities.
Trade Accounts Receivable
Trade accounts receivable arise from services provided to our clients and are usually due and payable on varying terms from receipt of the invoice to net ninety days, with the exception of certain U.S. Government receivables that generally have longer collection periods. Our trade accounts receivables are recorded at the invoiced amount and normally do not bear interest. In addition, our trade accounts receivable includes unbilled receivables that represent costs and estimated earnings in excess of billings on uncompleted contracts related to fixed-price repair and refurbishment arrangements.
Allowance for Doubtful Accounts
We estimate the allowance for doubtful accounts based on a variety of factors, including an analysis of the historical rate of credit losses or write-offs, specific client concerns, and known or expected trends. Additionally, a specific reserve is established upon the earlier of a client’s inability to meet its financial obligations or after a period of twelve months, unless our management believes such amounts will ultimately be collectible. We do not believe that we have any material exposure due to either industry or regional concentrations of credit risk. Further, no client accounted for more than 10% of our consolidated revenues during 2015, 2014, or 2013.
Sales Allowance
In connection with our service contracts, we periodically issue credit memos to our clients. As such, we make estimates for potential future losses on client receivables, which are recorded as a reduction in revenues and an increase to the allowance for billing adjustments. These credits can result from client vacancy discounts, job cancellations, property damage, and other items. Our sales allowance estimate is based on an analysis of the historical rate of sales adjustments (credit memos, net of re-bills) and considers known current or expected trends.
Other Current Assets
At October 31, 2015 and 2014, other current assets primarily consisted of other receivables and short-term insurance recoverables.
Other Investments
At October 31, 2015 and 2014, other investments primarily consisted of investments in unconsolidated affiliates and investments in auction rate securities.
Investments in Unconsolidated Affiliates
We own non-controlling interests (generally 20% to 50%) in certain affiliated entities that predominantly provide facility solutions to governmental and commercial clients, primarily in the United States and the Middle East. We account for such investments under the equity method of accounting. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. An impairment loss is recognized to the extent that the estimated fair value of the investment is less than its carrying amount and we determine that the impairment is other-than-temporary. At October 31, 2015 and 2014, our investments in unconsolidated affiliates were $22.6 million and $20.0 million, respectively. In 2015, 2014, and 2013, we did not have any impairment losses.

Investments in Auction Rate Securities
Our investments in auction rate securities are classified as available for sale. Accordingly, auction rate securities are presented at fair value with unrealized gains and losses excluded from earnings and recorded in accumulated other comprehensive loss (“AOCL”). A decline in the fair value of available-for-sale securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings. The credit loss component of an other-than-temporary impairment (“OTTI”) is recorded in earnings in the period identified. We estimate the fair values utilizing a discounted cash flow model, which considers, among other factors, assumptions about the following items:

Assumptions
(1) the underlying collateral
(2) credit risks associated with the issuer
(3) contractual maturity
(4) credit enhancements associated with financial insurance guarantees, if any
(5) the possibility of the security being re-financed by the issuer or having a successful auction
Our determination of whether our auction rate securities are other-than-temporarily impaired is based on an evaluation of several factors, circumstances, and known or reasonably supportable trends including, but not limited to the following:

OTTI Evaluation Factors
(1) our intent to hold the securities
(2) our assessment that it is not more likely than not that we will be required to sell the securities before recovering our cost basis
(3) expected defaults
(4) available ratings for the securities or the underlying collateral
(5) the rating of the associated guarantor (where applicable)
(6) the nature and value of the underlying collateral expected to service the investment
(7) actual historical performance of the security in servicing its obligations
(8) actuarial experience of the underlying re-insurance arrangement (where applicable), which in certain circumstances may have preferential rights to the underlying collateral
Our determination of whether an OTTI represents a credit loss is based upon the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security. Significant assumptions include, but are not limited to: (1) default rates for the security and the mono-line insurer, if any (which are based on published historical default rates of similar securities and consideration of current market trends); and (2) the expected life of the security (which represents our view of when market efficiencies for securities may be restored). Adverse changes in any of these factors could result in additional declines in fair value and further OTTIs in the future. See Note 9, “Auction Rate Securities,” for additional information.

Property, Plant and Equipment
We record property, plant and equipment at cost. Repairs and maintenance expenditures are expensed as incurred. In contrast, we capitalize major renewals or replacements that substantially extend the useful life of an asset. We determine depreciation for financial reporting purposes using the straight-line method over the following estimated useful lives:

Years*
Computer equipment and software	3–5
Machinery and other equipment	3–5
Transportation equipment	1.5–10
Buildings	10–40
Furniture and fixtures	5
*We depreciate assets under capital leases and leasehold improvements over the shorter of their estimated useful lives or the remaining lease term.
Upon retirement or the sale of an asset, we remove the cost and accumulated depreciation from the accounts. When applicable, we record corresponding gains or losses within the accompanying consolidated statements of comprehensive income.
Leases
We enter into various noncancelable lease agreements for premises and equipment used in the normal course of business. We evaluate the lease agreement at the inception of the lease to determine whether the lease is an operating or capital lease.
We account for rent expense under noncancelable operating leases with escalation clauses on a straight-line basis over the initial lease term. A deferred liability is recorded for the amount of the excess of straight-line rent expense over scheduled payments. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception. We may also be required to make additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities, and insurance, which are expensed as incurred.
Within our Parking business, we enter into leases of parking lots and garages that contain contingent payment provisions. Under these provisions, we pay contingent amounts in addition to base rent, primarily based on percentages of the gross receipts or other financial parameters attributable to the related facilities. We record contingent rent as it becomes probable that specified targets will be met.
We record capital leases as an asset and an obligation at an amount that is equal to the present value of the minimum lease payments over the lease term.
Other Intangible Assets
Other intangible assets primarily consist of acquired customer contracts and relationships that are amortized using the sum-of-the-years-digits method over their useful lives, consistent with the estimated useful life considerations used in the determination of their fair values. This accelerated method of amortization reflects the pattern in which the economic benefits from the intangible assets of customer contracts and relationships are expected to be realized. We amortize other non-customer acquired intangibles using a straight-line method of amortization.
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When this occurs, a recoverability test is performed that compares the projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If as a result of this test we conclude that the projected undiscounted cash flows are less than the carrying amount, an impairment would be recorded for the excess of the carrying amount over the estimated fair value.

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
We test the carrying value of goodwill for impairment at a “reporting unit” level using a two-step approach. The first step of the process is to evaluate whether the fair value of a reporting unit is less than its carrying value, which is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, a second step of impairment testing is performed to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than its carrying value, we would record an impairment for the excess of the carrying amount over the estimated fair value.
Other Noncurrent Assets
At October 31, 2015 and 2014, other noncurrent assets primarily consisted of long-term insurance recoverables, insurance and other long-term deposits, prepayments to carriers for future insurance claims, and other long-term receivables.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In making our determination of the fair value measurements for our financial assets and liabilities, we consider the principal or most advantageous market in which we would transact, as well as the assumptions that market participants would use when pricing the asset or liability.
Authoritative guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:
Level 1 – Quoted prices for identical assets or liabilities in active markets;
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value drivers are observable in active markets; and
Level 3 – Unobservable inputs for the asset or liability.
See Note 7, “Fair Value of Financial Instruments,” for the fair value hierarchy table and for details on how we measure fair value for financial assets and liabilities.
Acquisitions
On the date of acquisition, we allocate the purchase price to the assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the amount allocated to the assets acquired and liabilities assumed is recorded as goodwill. Acquisition-related costs are expensed as incurred.
Our acquisitions may include contingent consideration that requires us to recognize the fair value of the estimated contingency at the time of the acquisition. We recognize subsequent changes in the estimate of the amount to be paid under contingent consideration arrangements in the accompanying consolidated statements of comprehensive income. We classify payments that do not exceed the acquisition-date fair value of a contingent consideration liability arrangement as cash flows used in financing activities. In contrast, we report amounts paid in excess of the original acquisition date fair value as operating activities.

Discontinued Operations
To be reported within discontinued operations, we must dispose of a component or a group of components that represents a strategic shift which will have a major effect on our operations and financial results.
We aggregate the results of operations for discontinued operations within a single line item on the income statement. General corporate overhead is not allocated to discontinued operations. We disclose any gain or loss that is recognized upon the disposition of a discontinued operation. Prior to disposition, we aggregate the assets and liabilities of discontinued operations and report the amounts on separate line items within the balance sheet.
For the sale of business components that do not meet the discontinued operation criteria, we record gains and losses within continuing operations, and separately disclose such amounts, if significant.
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
In general, our reserves are recorded on an undiscounted basis. We allocate current-year insurance expense to our operating segments based upon their underlying exposures, while actuarial adjustments related to prior year claims are recorded within Corporate expenses. We classify claims as current or long-term based on the expected settlement date. Estimated insurance recoveries related to recorded liabilities are reflected as assets in our consolidated balance sheets when we believe that the receipt of such amounts is probable.
Other Accrued Liabilities
At October 31, 2015 and 2014, other accrued liabilities primarily consisted of accrued employee benefits, progress billings in excess of costs related to fixed-price repair and refurbishment arrangements, deferred revenue, accrued legal fees and settlements, dividends payable, and other accrued expenses.
Other Noncurrent Liabilities
At October 31, 2015 and 2014, other noncurrent liabilities primarily consisted of retirement plan liabilities, deferred compensation, and deferred rent.

Revenue Recognition
We earn revenue under various types of service contracts. In all forms of service we provide, revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. The various types of service contracts are described below.

Contract Type	Description
Monthly Fixed-Price
These arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term. A variation of a fixed-price arrangement is a square-foot arrangement, under which monthly billings are based on the actual square footage serviced.

Transaction-Price	These arrangements are agreements in which the clients are billed for each transaction performed on a monthly basis (e.g., wheelchair passengers served, aircrafts cleaned).
Hourly	These arrangements are contracts in which the client is billed a set hourly rate for each labor hour provided.
Cost-Plus
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

Parking Reimbursement
Under parking reimbursement arrangements, we manage the parking facility for a management fee, and we pass through the revenue and expenses associated with the facility to the owner. Revenues and expenses are reported in equal amounts for costs reimbursed from our managed locations. During 2015, 2014, and 2013, such amounts totaled $305.9 million, $306.1 million, and $302.4 million, respectively.

Fixed-Price Repair and Refurbishment
These arrangements are accounted for under the percentage-of-completion method of accounting, most often based on the cost-to-cost method. Under the percentage-of-completion method, revenues are recognized as the work progresses. The percentage of work completed is determined principally by comparing the actual costs incurred to date with the current estimate of total costs to complete. Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, incentives, labor productivity, and cost estimates. Such estimates are based on various professional judgments made with respect to those factors and are subject to change as each project proceeds and new information becomes available. Revenue and gross profit are adjusted periodically for revisions in estimated total contract costs and values. Estimated losses are recorded when identified.

Franchise
We franchise certain engineering services under the Linc Network and TEGG brands through individual and area franchises.
Initial franchise fees are recognized when we have performed substantially all initial services required by the franchise agreement.
Royalties are recognized in income as underlying franchisee sales occur.
Franchise fees charged to franchisees on a flat rate are recognized as earned.
Direct (incremental) costs related to new franchise sales for which the revenue has not been recognized are deferred until the related revenue is recognized.
We expense costs related to continuing franchise royalty fees as incurred.

Exit and Disposal Activities
Exit and disposal activities primarily consist of various actions to terminate employees, exit certain contractual obligations, and dispose of certain assets. Our methodology used to record these expenses are described below:
Severance

We recognize severance costs using the provisions of Accounting Standards Codification (“ASC”) ASC 712, Nonretirement Postemployment Benefits, and ASC 420, Exit or Disposal Cost Obligations.

ASC 712 relates to ongoing benefit arrangements. As we do not have a past history of consistently providing severance benefits that would constitute a substantive plan, we typically apply this accounting to executives with employment agreements. As such, we accrue for these separation liabilities when it is probable that the impacted executives will be entitled to the benefits and the amount can be reasonably estimated.

In contrast, ASC 420 relates to one-time termination benefits. This accounting normally applies to employees who do not have formal employment agreements. Under ASC 420, severance costs are recognized when management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. In addition, if employees are required to render service beyond the minimum retention period until they are terminated in order to receive the benefits, a liability is recognized ratably over the future service period.

Noncancelable Leases and Contractual Obligations

We apply the provisions of ASC 420 for noncancelable leases and contractual obligations. As such, we record liabilities when we terminate a contract in accordance with the contract terms or when we exit the leased space. The expense for these items is determined based on the fair value of remaining lease rentals reduced by the fair value of estimated sublease rentals that could reasonably be obtained for the property, estimated using a present value technique.

Other

For other costs associated with exit and disposal activities, we apply the provisions of ASC 420. We recognize an expense at fair value in the period in which the liability is incurred.

Advertising
Advertising costs are expensed as incurred. During 2015, 2014, and 2013, advertising expense was $2.8 million, $6.8 million, and $7.1 million, respectively.
Share-Based Compensation
Our outstanding share-based awards principally consist of restricted stock units (“RSUs”), stock options, and various performance share awards. The fair value of RSUs, stock options, and total shareholder return (“TSR”) performance share awards are expensed over the requisite service period. Other performance share awards are expensed over the requisite service period based on the probability of achievement of performance criteria. The fair value of RSUs and certain performance share awards is determined based on the fair value of our stock price on the date of grant. We use the Black-Scholes option pricing model to determine the fair value of our stock option grants. Since our TSR performance share awards are performance awards with a market condition, the fair value of these awards are determined using a Monte Carlo simulation valuation model. We record share-based compensation expense within selling, general and administrative expenses.
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

We recognize deferred income taxes for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are reviewed for recoverability quarterly. We classify the deferred income taxes as current or long-term based on the classification of the related asset or liability.
Our deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that all or a portion of the deferred tax assets will not be realized.
All or a portion of the benefit of income tax positions is recognized only when we have made a determination that it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more likely than not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We include interest and penalties related to unrecognized tax benefits in income tax expense.
Net Income Per Common Share
Basic net income per common share is net income divided by the weighted-average number of shares outstanding during the period. Diluted net income per common share is based on the weighted-average number of shares outstanding during the period, adjusted to include the assumed conversion of RSUs, vesting of performance shares, and exercise of stock options.
Contingencies and Litigation
We are a party to a variety of actions, proceedings, and legal, administrative, and other inquiries arising in the normal course of business relating to labor and employment, contracts, personal injury, and other matters. We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. We recognize legal costs as an expense in the period incurred.

3. RESTRUCTURING AND RELATED COSTS
On September 2, 2015, our Board of Directors approved a comprehensive strategy intended to have a positive transformative effect on ABM (the “2020 Vision”). The 2020 Vision identified a number of key priorities to differentiate ABM in the marketplace, improve our margin profile, and accelerate revenue growth. We also reviewed all service lines and investments to assess whether ABM is positioned to continue to competitively offer value added services to clients over the long-term. As a result of our 2020 Vision, we recorded a total charge of $12.7 million in 2015. These restructuring and related costs were primarily related to employee severance, external support fees, asset impairment, and other costs.
Reconciliation of Restructuring and Related Cost Accrual

(in millions)	Employee Severance	External Support Fees	Asset Impairment(2)	Other	Total
Balance, November 1, 2014	$—	$—	$—	$—	$—
Cost recognized(1)	4.7	4.6	2.6	0.8	12.7
Payments	(0.4)	(2.5)	—	(0.4)	(3.3)
Non-cash charges	—	—	(2.6)	(0.2)	(2.8)
Balance, October 31, 2015	$4.3	$2.1	$—	$0.2	$6.6
(1) These costs were recorded in selling, general and administrative on the accompanying consolidated statements of comprehensive income. The results by segment, as disclosed in Note 19, “Segment Information,” exclude these costs, which is consistent with the manner by which management evaluates the performance of each reportable segment based on its respective operating profit results. As such, these costs are included with Corporate expenses.
(2) In connection with our 2020 Vision, we wrote down our investment in certain proprietary task management software in the fourth quarter.

4. DISCONTINUED OPERATIONS
     In connection with our 2020 Vision, on October 26, 2015, we sold substantially all of the assets of our Security business for cash proceeds of $131.0 million, subject to a working capital adjustment, to Universal Protection Service, LP (“UPS”). As such, we have reclassified all assets, liabilities, and results of operations for this business to discontinued operations.
Major Classes of Assets and Liabilities of the Discontinued Security Segment

October 31,
(in millions)	2014
Trade accounts receivable, net	$60.9
Prepaid expenses	2.1
Other current assets	0.4
Current assets of discontinued operations	63.4

Property, plant and equipment, net	0.4
Other intangible assets, net	1.3
Goodwill	49.9
Other noncurrent assets	1.0
Noncurrent assets of discontinued operations	52.6

Trade accounts payable	2.2
Accrued compensation	12.0
Accrued taxes—other than income	2.1
Other accrued liabilities	2.8
Current liabilities of discontinued operations	$19.1

Summarized Operating Results

	Years Ended October 31,
(in millions)	2015	2014	2013
Revenues	$392.7	$383.1	$381.5
Expenses
Operating expenses(1)	366.4	353.0	349.3
Selling, general and administrative(2)	16.2	15.7	17.7
Amortization of intangible assets	0.5	0.6	0.8
Total expenses	383.1	369.3	367.8
Operating profit	9.6	13.8	13.7
Gain on sale before income taxes	23.6	—	—
Income from discontinued operations before income taxes	33.2	13.8	13.7
Provision for income taxes	(11.0)	(5.1)	(3.4)
Income from discontinued operations, net of taxes(3)	$22.2	$8.7	$10.3

(1) Includes amounts that were directly related to the operations of the former Security business, including certain costs that were previously recorded in Corporate expenses. In addition, see Note 19, “Segment and Geographic Information,” for information regarding certain expenses that were previously allocated to Security and are now allocated back to Corporate expenses and the Janitorial segment.

(2) Includes a $1.6 million unfavorable legal settlement related to our former Lighting segment, which we disposed of in 2008.

(3) Discontinued operations includes both costs related to ongoing legal cases and insurance reserves associated with the former Security business. We will continue to reflect these types of costs within discontinued operations in future periods. Refer to Note 15, “Commitments and Contingencies,” and Note 12, “Insurance,” for further information.
5. NET INCOME PER COMMON SHARE
Basic and Diluted Net Income Per Common Share Calculations

	Years Ended October 31,
(in millions, except per share amounts)	2015	2014	2013
Income from continuing operations	$54.1	$66.9	$62.6
Income from discontinued operations, net of taxes	22.2	8.7	10.3
Net income	$76.3	$75.6	$72.9

Weighted-average common and common equivalent shares outstanding—Basic	56.7	56.1	54.9
Effect of dilutive securities:
RSUs	0.3	0.4	0.5
Stock options	0.3	0.4	0.3
Performance shares	0.1	0.2	0.4
Weighted-average common and common equivalent shares outstanding—Diluted	57.4	57.1	56.1

Net income per common share — Basic:
Income from continuing operations	$0.95	$1.19	$1.14
Income from discontinued operations	0.40	0.16	0.19
Net income	$1.35	$1.35	$1.33

Net income per common share — Diluted:
Income from continuing operations	$0.94	$1.17	$1.12
Income from discontinued operations	0.39	0.15	0.18
Net income	$1.33	$1.32	$1.30
Outstanding Stock Awards Issued Under Share-Based Compensation Plans that were Anti-Dilutive:

	Years Ended October 31,
(in millions)	2015	2014	2013
Anti-dilutive	0.2	0.3	0.8
6. ACQUISITIONS
2015 Acquisitions
Effective May 1, 2015, we acquired certain assets and assumed certain liabilities of CTS Services/Facility Support Services (“CTS”), a provider of HVAC services and energy solutions in government, commercial, and industrial buildings, for a purchase price of $18.8 million, subject to post-closing adjustments. The purchase price includes $3.8 million of contingent consideration that is based on the expected achievement of certain pre-established revenue goals. See Note 7, “Fair Value of Financial Instruments,” regarding the valuation of the contingent consideration liability.

2014 Acquisitions
During 2014, we completed acquisitions for an aggregate purchase price of $52.9 million, which includes $3.3 million of contingent consideration. As of October 31, 2015, the remaining balance of this contingent consideration is $2.8 million. There were no material purchase price allocation adjustments recognized in the current period related to business combinations that occurred in 2014.
2013 Acquisitions
Air Serv Acquisition

On November 1, 2012, we acquired all of the outstanding stock of Air Serv Corporation (“Air Serv”) for an aggregate purchase price of $162.9 million in cash (the “Air Serv Acquisition”). Air Serv provides facility solutions for airlines, airports, and freight companies at airports primarily in the United States. This acquisition allowed us to significantly expand our vertical market expertise in servicing the comprehensive needs of airline and airport authorities, which resulted in the allocation of a significant portion of the purchase price to goodwill. As such, we recorded goodwill and intangible assets associated with this acquisition of $89.2 million and $44.6 million, respectively.

Other Acquisitions
During 2013, we completed other acquisitions for an aggregate purchase price of $49.9 million, which includes $1.6 million of contingent consideration. The contingent consideration was adjusted by $0.2 million in 2014 to reflect the probable achievement of the final settlement of the contingent consideration liability. This adjustment was recorded in selling, general and administrative on the accompanying consolidated statements of comprehensive income.
Pro Forma and Other Supplemental Financial Information
Pro forma and other supplemental financial information is not presented, as these acquisitions are not considered material business combinations individually or on a combined basis.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments

		October 31, 2015	October 31, 2014
(in millions)	Fair Value Hierarchy	Fair Value
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan(1)	1	$5.3	$5.4
Investments in auction rate securities(2)	3	13.0	13.0
		18.3	18.4
Other select financial assets
Cash and cash equivalents(3)	1	55.5	36.7
Insurance deposits(4)	1	11.4	11.5
		66.9	48.2
Total		$85.2	$66.6

Financial liabilities measured at fair value on a recurring basis
Interest rate swaps(5)	2	$0.1	$0.2
Contingent consideration liability(6)	3	5.2	1.4
		5.3	1.6

Other select financial liability
Line of credit(7)	2	158.0	319.8
Total		$163.3	$321.4
(1) Represents investments held in a Rabbi trust associated with one of our deferred compensation plans, which we include in “Other noncurrent assets” on the accompanying consolidated balance sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices. See Note 14, “Employee Benefit Plans,” for further information.
(2) For investments in auction rate securities, the fair values are based on discounted cash flow valuation models, primarily utilizing unobservable inputs, which we include in “Other investments” on the accompanying consolidated balance sheets. See Note 9, “Auction Rate Securities,” for further information.
(3) Cash and cash equivalents are stated at nominal value, which equals fair value.
(4) Represents restricted insurance deposits that are used to collateralize our insurance obligations and are stated at nominal value, which equals fair value. These insurance deposits are included in “Other noncurrent assets” on the accompanying consolidated balance sheets. See Note 12, “Insurance,” for further information.
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. The fair values of the interest rate swap liabilities are included in “Other accrued liabilities” for 2015 and “Other noncurrent liabilities” for 2014, on the accompanying consolidated balance sheets. See Note 13, “Line of Credit,” for more information.
(6) Certain of our acquisitions involve the payment of contingent consideration. Depending on the structure of the contingent consideration arrangement, the fair value of the liability is based on either (i) the expected achievement of certain pre-established revenue goals or (ii) pre-defined forecasted adjusted income from operations using a probability weighted income approach. Our contingent consideration liabilities are included in “Other accrued liabilities” and “Other noncurrent liabilities” on the accompanying consolidated balance sheets.

(7) Represents outstanding borrowings under our syndicated line of credit. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit approximates the fair value. See Note 13, “Line of Credit,” for further information.
Our non-financial assets, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we would evaluate the non-financial assets for impairment. If an impairment were to occur, the asset would be recorded at the estimated fair value, which is determined using discounted future cash flows for goodwill or undiscounted future cash flows for long-lived assets. During 2015, we wrote down our investment in certain proprietary task management software in the fourth quarter. See Note 3, “Restructuring and Related Costs,” for further information.
During 2015 and 2014, we had no transfers of assets or liabilities between any of the above hierarchy levels.
8. ADVANCES TO JOINT VENTURES
We make various advances to our unconsolidated joint ventures to provide working capital for the joint ventures’ operations, which are not collateralized, do not carry interest, and have no specific repayment terms. At October 31, 2015 and 2014, the aggregate amounts of these advances were $1.1 million and $1.2 million, respectively, and are included in “Other noncurrent assets” on the accompanying consolidated balance sheets.
9. AUCTION RATE SECURITIES
At October 31, 2015 and 2014, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million and an amortized cost basis of $13.0 million. At October 31, 2015 and 2014, the fair value of these securities was $13.0 million. Our auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every thirty days. Auctions for these securities have not occurred since August 2007. We have classified all our auction rate security investments as noncurrent, as we do not reasonably expect to liquidate the securities for cash within the next twelve months.
At October 31, 2015 and 2014, there were no unrealized gains or losses included in AOCL and the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.
Significant Assumptions Used to Determine the Fair Values of Our Auction Rate Securities

Assumption	October 31, 2015	October 31, 2014
Discount rates	L + 0.38% – L + 2.13%	L + 0.28% – L + 4.06%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
L - One Month LIBOR

10. PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment

	As of October 31,
(in millions)	2015	2014
Computer equipment and software	$89.1	$90.4
Machinery and other equipment	68.4	70.0
Leasehold improvements	25.8	21.7
Transportation equipment	18.2	16.8
Furniture and fixtures	10.1	9.1
Buildings	9.9	10.8
Land	1.2	1.3
	222.7	220.1
Less: Accumulated depreciation*	148.7	137.1
Total	$74.0	$83.0
* For 2015, 2014, and 2013, depreciation expense was $32.8 million, $30.2 million, and $31.6 million, respectively.
Capital Leases Included in Property, Plant and Equipment

	As of October 31,
(in millions)	2015	2014
Transportation equipment	$6.6	$6.9
Machinery and other equipment	1.0	1.2
Furniture and fixtures	0.5	0.3
Computer equipment and software	0.2	0.3
	8.3	8.7
Less: Accumulated depreciation	6.6	5.5
Total	$1.7	$3.2

11. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

(in millions)	Janitorial	Facility Services	Parking	Building & Energy Solutions	Other	Total
Balance at November 1, 2013	$473.3	$72.6	$69.2	$119.7	$87.7	$822.5
Acquisitions	15.3	—	—	17.7	(0.6)	32.4
Foreign currency translation	(0.2)	—	—	—	—	(0.2)
Balance at November 1, 2014	$488.4	$72.6	$69.2	$137.4	$87.1	$854.7
Acquisitions(1)	4.0	—	—	8.7	—	12.7
Foreign currency translation and other	(0.5)	—	—	0.3	0.3	0.1
Balance at October 31, 2015	$491.9	$72.6	$69.2	$146.4	$87.4	$867.5
(1) Goodwill primarily increased due to the acquisition of CTS. See Note 6, “Acquisitions,” for additional information related to this acquisition.

Other Intangible Assets

	October 31, 2015			October 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer contracts and relationships	$255.2	$(144.3)	$110.9	$253.3	$(127.1)	$126.2
Trademarks and trade names	3.9	(3.5)	0.4	4.5	(3.7)	0.8
Contract rights and other	1.7	(1.6)	0.1	1.9	(1.4)	0.5
Total*	$260.8	$(149.4)	$111.4	$259.7	$(132.2)	$127.5
* These intangible assets are being amortized over the expected period of benefit, with a weighted average life of approximately 13 years.
Estimated Annual Amortization Expense For Each of the Next Five Years

(in millions)	2016	2017	2018	2019	2020
Estimated amortization expense*	$22.0	$19.6	$16.8	$14.2	$11.8
* These amounts may vary as acquisitions of additional intangible assets occur in the future and as purchase price allocations are finalized for existing acquisitions.
12. INSURANCE
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
During 2015, our annual actuarial evaluations were performed for the majority of our casualty insurance programs, including those related to certain previously acquired businesses. For 2015, the actuarial evaluations showed unfavorable developments in our estimate of ultimate losses related to certain general liability, workers’ compensation, and automobile liability claims, as explained below. These evaluations indicated that previously estimated decreases in our average claim cost and the anticipated reduction in the total number of claims have not occurred at the pace contemplated in the 2014 evaluations.
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
Automobile Liability. We operate a fleet of passenger vehicles, service vans, and shuttle buses associated with our various transportation service contracts. Subsequent to last year’s actuarial review, the adverse development trend of the claims related to operating these vehicles was primarily attributable to three large multi-party claims that occurred in the 2013 policy year. Additionally, during the last 12 months, the claims frequency associated with our continuing fleet operations trended unfavorably versus the actuarial expectations.

After analyzing the recent loss development patterns, comparing the loss developments against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our total reserves by $42.4 million during 2015. For 2014 and 2013, insurance reserve adjustments resulting from periodic actuarial evaluations totaled $4.7 million and $9.5 million, respectively.
We are also self-insured for certain employee medical and dental plans. We retain up to $0.4 million of exposure on a per-participant per-year basis with respect to claims under our medical plan. During 2015, actuarial evaluations were completed for our medical and dental plans for the calendar year ended December 31, 2014. The results of the actuarial evaluations indicated a higher than expected incurred but not reported liability for medical and dental claims. As a result, we increased our reserves by $3.0 million in 2015, which was recorded as part of Corporate expenses.
At October 31, 2015 and 2014, we had insurance claim reserves totaling $387.4 million and $349.7 million, respectively, which include $8.1 million and $4.8 million in reserves, respectively, related to our medical and dental self-insured plans. At October 31, 2015 and 2014, we also had insurance recoverables, which we include in “Other current assets” and “Other noncurrent assets” on the accompanying consolidated balance sheets, totaling $65.9 million and $66.4 million, respectively.
Instruments Used to Collateralize Our Insurance Obligations

	October 31,
(in millions)	2015	2014
Standby letters of credit	$105.4	$111.1
Surety bonds	55.9	52.5
Restricted insurance deposits	11.4	11.5
Total	$172.7	$175.1
13. LINE OF CREDIT
On November 30, 2010, we entered into a five-year syndicated credit agreement pursuant to which we obtained an unsecured revolving credit facility (the “Facility”). This credit agreement, as amended from time to time, is referred to as the “Credit Agreement.” The aggregate amount of the Credit Agreement is $800.0 million, and the current maturity date of the Facility is December 11, 2018. At our option, we may increase the size of the Facility to $1.0 billion at any time prior to the expiration date (subject to receipt of commitments for the increased amount from existing and new lenders).
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
The Credit Agreement contains certain leverage and financial covenants that require us to maintain a maximum leverage ratio of 3.25 to 1.0 at the end of each fiscal quarter (except as described below), a minimum fixed charge coverage ratio of 1.50 to 1.0 at any time, and a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholders’ equity, beginning on November 30, 2010. In the event of a material acquisition, as defined in the Credit Agreement, we may elect to increase the leverage ratio to 3.50 to 1.0 for a total of four fiscal quarters. On September 2, 2015, we entered into an amendment to our Credit Agreement to update the definition of Consolidated EBITDA that is used in the calculation of certain leverage and financial covenants. The revised definition of Consolidated EBITDA provides addbacks for: (i) restructuring and related charges arising out of our 2020 Vision, (ii) adjustments with respect to insurance liabilities for periods prior to 2015, and (iii) costs arising from the consolidation of locations, subject to the limitation that the aggregate amount of all addbacks does not exceed $75.0 million. In addition, the amendment permits us to dispose of certain assets and to repurchase our common stock without regard to a cap so long as certain leverage tests are met. As of October 31, 2015, we were in compliance with these covenants.

If an event of default occurs under the Credit Agreement, including certain cross-defaults, insolvency, change in control, or violation of specific covenants, the lenders can terminate or suspend our access to the Facility, declare all amounts outstanding under the Facility (including all accrued interest and unpaid fees) to be immediately due and payable, and require that we cash collateralize the outstanding standby letters of credit obligations.
The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swing line advances, the financing of capital expenditures, and other general corporate purposes, including acquisitions and investments in subsidiaries, subject to certain limitations, where applicable, as set forth in the Credit Agreement. At October 31, 2015, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $158.0 million and $112.9 million, respectively. At October 31, 2014, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $319.8 million and $114.9 million, respectively.
At October 31, 2015 and 2014, we had up to $529.1 million and $365.3 million borrowing capacity, respectively, under the Facility, the availability of which was subject to, and limited by, compliance with the covenants described above.
Interest Rate Swaps
During 2013, we entered into a series of interest rate swap agreements with effective start dates of March 18, 2013 and April 11, 2013, totaling an underlying aggregate notional amount of $155.0 million, pursuant to which we receive variable interest payments based on LIBOR and pay fixed interest on such amounts, at rates ranging from 0.44% to 0.47%. These interest rate swap agreements will mature between March 18, 2016 and April 11, 2016 and are intended to hedge the interest rate risk associated with our floating-rate, LIBOR-based borrowings under our Facility. The swaps were designated and accounted for as cash flow hedges from inception.
We recognize all interest rate swaps on the accompanying consolidated balance sheets at fair value. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. See Note 7, “Fair Value of Financial Instruments,” for more information.
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
At October 31, 2015 and 2014, the amounts recorded in AOCL were $0.1 million ($0.1 million, net of taxes) and $0.2 million ($0.1 million, net of taxes), respectively. At October 31, 2015, the amount expected to be reclassified from AOCL to earnings during the next twelve months was $0.1 million.

14. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
We provide benefits to certain employees under various defined benefit and postretirement benefit plans (collectively, the “Plans”). The Plans were previously amended to preclude new participants. All but one of the Plans are unfunded. At October 31, 2015 and 2014, we recorded aggregate net obligations of $7.4 million and $8.2 million, respectively, for the Plans. At October 31, 2015 and 2014, the projected benefit obligations in the aggregate for the Plans was $15.6 million and $16.0 million, respectively. The fair value of the Plans’ assets was $8.2 million and $7.8 million, at October 31, 2015 and 2014, respectively. At October 31, 2015, approximately 53% of the Plan assets were invested in equities, 30% in fixed income, and 17% in cash. The expected return on assets was $0.5 million during both of 2015 and 2014 and $0.4 million for 2013. The aggregate net periodic benefit cost for all the Plans was $0.2 million for 2015 and $0.4 million for both 2014 and 2013. Future benefit payments in the aggregate are expected to be $13.6 million.
Deferred Compensation Plans
We maintain various deferred compensation plans that permit eligible employees and directors to defer a portion of their compensation. At October 31, 2015 and 2014, the total liability of all deferred compensation was $19.5 million and $20.0 million, respectively, and these amounts are included in “Other accrued liabilities” and “Other noncurrent liabilities” on the accompanying consolidated balance sheets. Under one of our deferred compensation plans, a Rabbi trust was created to fund the obligations, and we are required to contribute a portion of the deferred compensation contributions for eligible participants. The assets held in the Rabbi trust are not available for general corporate purposes. At October 31, 2015 and 2014, the fair value of these assets was $5.3 million and $5.4 million, respectively, and was included in “Other noncurrent assets” on the accompanying consolidated balance sheets. Aggregate expense recognized under these deferred compensation plans was $0.5 million for both 2015 and 2014 and $0.4 million for 2013.
Defined Contribution Plans
We sponsor three defined contribution plans covering certain employees that are subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (“IRC”). Certain plans permit a company match of a portion of the participant’s contributions or a discretionary contribution after the participant has met the eligibility requirements set forth in the plan. During 2015, 2014, and 2013, we made matching contributions required by the plans of $12.1 million, $10.0 million, and $9.3 million, respectively.

Multiemployer Pension and Postretirement Plans
We participate in various multiemployer pension plans under union and industry-wide agreements, which generally provide defined pension benefits to employees covered by collective bargaining agreements. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. In the event another participating employer in a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, including us. In the event of the termination of a multiemployer pension plan or if we withdraw from a multiemployer pension plan, under applicable law we potentially could incur material liabilities.

Key Information for Individually Significant Multiemployer Defined Benefit Pension Plans(1)

(in millions)		Pension Protection Act Zone Status(3)		FIP/RP Status(4)	Contributions by ABM			Surcharge Imposed(5)	Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN/PN(2)	2015	2014	Pending/ Implemented	2015	2014	2013

Building Service 32BJ Pension Fund	13-1879376 / 001	Red 6/30/2016	Red 6/30/2015	Implemented	$14.2	$14.1	$13.5	No	12/31/2015- 12/31/2016
Central Pension Fund of the IUOE & Participating Employers	36-6052390 / 001	Green 1/31/2015	Green 1/31/2014	N/A*	11.2	9.8	9.7	N/A*	12/31/2015- 6/30/2018
Local 25 SEIU & Participating Employers Pension Trust	36-6486542 / 001	Green 9/30/2014	Green 9/30/2013	N/A*	6.0	6.1	6.5	N/A*	4/8/2018
S.E.I.U. National Industry Pension Fund	52-6148540 / 001	Red 12/31/2014	Red 12/31/2013	Implemented	5.8	5.6	5.1	Yes	12/31/2015- 12/31/2016
IUOE Stationary Engineers Local 39 Pension Fund	94-6118939 / 001	Green 12/31/2014	Green 12/31/2013	N/A*	5.6	5.6	5.2	N/A*	1/31/2016- 2/28/2018
Local 68 Engineers Union Pension Plan	51-0176618 / 001	Yellow 6/30/2014	Yellow 6/30/2013	Implemented	3.0	3.2	2.7	N/A*	8/31/2018
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund	23-6546776 / 001	Yellow 12/31/2014	Yellow 12/31/2014	Implemented	1.3	1.8	2.0	N/A*	10/15/2015- 10/15/2016
All Other Plans:					10.8	11.2	9.5
Total Contributions					$57.9	$57.4	$54.2

*	Not applicable

(1)
To determine individually significant plans, we evaluated several factors, including our total contributions to the plan, our significance to the plan in terms of participating employees and contributions, and the funded status of the plan.

(2)	The “EIN/PN” column provides the Employer Identification Number and the three-digit plan number assigned to the plan by the Internal Revenue Service (“IRS”).

(3)
The Pension Protection Act Zone Status columns provide the two most recent Pension Protection Act zone statuses available from each plan. The zone status is based on information provided to us and other participating employers and is certified by each plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded.

(4)	Indicates whether a Financial Improvement Plan (“FIP”) for yellow zone plans or a Rehabilitation Plan (“RP”) for red zone plans is pending or implemented.

(5)
Indicates whether our contribution rate in 2015 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement as imposed by a plan in the red zone.

Multiemployer Pension Plans for which ABM is a Significant Contributor

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions per most currently available Forms 5500
(as of the Plan’s year end)
Arizona Sheet Metal Pension Trust Fund*	6/30/2014
Building Service 32BJ Pension Fund	6/30/2014, 6/30/2013 and 6/30/2012
Building Service Pension Plan*	4/30/2014, 4/30/2013 and 4/30/2012
Contract Cleaners Service Employees’ Pension Plan*	12/31/2014, 12/31/2013 and 12/31/2012
IUOE Local 30 Pension Fund*	12/31/2012
IUOE Stationary Engineers Local 39 Pension Fund	12/31/2014, 12/31/2013 and 12/31/2012
Local 1102 Amalgamated Pension Fund*	12/31/2012
Local 210’s Pension Plan*	12/31/2014, 12/31/2013 and 12/31/2012
Local 25 SEIU & Participating Employers Pension Trust	9/30/2014, 9/30/2013 and 9/30/2012
Massachusetts Service Employees Pension Fund*	12/31/2014, 12/31/2013 and 12/31/2012
S.E.I.U. National Industry Pension Fund	12/31/2014, 12/31/2013 and 12/31/2012
Service Employees International Union Local 1 Cleveland Pension Plan*	12/31/2014, 12/31/2013 and 12/31/2012
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund	12/31/2014, 12/31/2013 and 12/31/2012
Teamsters Local 617 Pension Fund*	2/28/2014, 2/28/2013 and 2/29/2012
* These plans are not separately listed in our multiemployer table as they represent an insignificant portion of our total multiemployer pension plan contributions.
There have been no significant changes that affect the comparability of total contributions for any of the periods presented.
Multiemployer Defined Contribution Plans
In addition to contributions noted above, we also make contributions to defined contribution plans. During 2015, 2014, and 2013, our contributions to the defined contribution plans were $6.8 million, $5.1 million, and $3.8 million, respectively.
Multiemployer Other Postretirement Benefit Plans
ABM contributes to several multiemployer plans that provide other postretirement benefits based on obligations arising under collective bargaining agreements covering union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health, and other benefits to active employees as determined by the trustees of each plan. During 2015, 2014, and 2013, our contributions to such plans were $216.8 million, $213.1 million, and $197.0 million, respectively. There have been no significant changes that affect the comparability of total contributions for any of the periods presented.

15. COMMITMENTS AND CONTINGENCIES
Lease Commitments
Future Minimum Payments Under Our Noncancelable Operating and Capital Lease Agreements

(in millions)	Capital	Operating(1)(2)
October 31, 2016	$1.2	$77.1
October 31, 2017	—	55.8
October 31, 2018	—	43.9
October 31, 2019	—	27.9
October 31, 2020	—	16.3
Thereafter	—	36.3
Total minimum lease commitments	$1.2	$257.3
(1) Sublease rental income was immaterial for all periods presented and is expected to be immaterial in the future.
(2) Of the total future minimum operating lease commitments, $139.6 million relates to our Parking segment.
Rental Expense

	Years Ended October 31,
(in millions)	2015	2014	2013
Minimum rentals	$110.6	$105.8	$101.9
Contingent rentals	28.0	28.5	30.2
Total	$138.6	$134.3	$132.1
Surety Bonds and Letters of Credit
We use surety bonds and letters of credit to secure certain commitments related to insurance programs and for other purposes. As of October 31, 2015, these surety bonds and letters of credit totaled approximately $407.1 million and $112.9 million, respectively. Included in the total amount of surety bonds is $6.7 million of bonds with an effective date starting after October 31, 2015.
Guarantees
In some instances, we offer certain clients guaranteed energy savings under certain energy savings contracts. At October 31, 2015 and 2014, total guarantees were $91.1 million and $39.3 million, respectively, and extend through 2030 and 2029, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any losses in connection with these guarantees.
In connection with an unconsolidated joint venture in which one of our subsidiaries has a 33% ownership interest, that subsidiary, and the other joint venture partners, have each jointly and severally guaranteed the obligations of the joint venture to perform under certain contracts extending through 2018. Annual revenues relating to the underlying contracts are approximately $35.0 million. Should the joint venture be unable to perform under these contracts, the joint venture partners would be liable for any losses incurred by the client due to the failure to perform.
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
Legal Matters
We are a party to a variety of actions, proceedings, and legal, administrative, and other inquiries arising in the normal course of business relating to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as a class action on behalf of a purported class of employees. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. At October 31, 2015, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $8.6 million.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which an estimate can be made is between zero and $6 million, which excludes the individual cases discussed below. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
The Consolidated Cases of Augustus, Hall, and Davis v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)
The Augustus case is a certified class action involving alleged violations of certain California state laws relating to rest breaks. The case centers on whether requiring security guards to remain on call during rest breaks violated Section 226.7 of the California Labor Code. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, and on July 31, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), entered judgment in favor of plaintiffs in the amount of approximately $89.7 million (the “common fund”). Subsequently, the Superior Court also awarded plaintiffs’ attorneys’ fees of approximately $4.5 million in addition to approximately 30% of the $89.7 million common fund. We appealed the Superior Court’s rulings to the Court of Appeals of the State of California, Second Appellate District (the “Appeals Court”). On December 31, 2014, the Appeals Court issued its opinion, reversing the judgment in favor of the plaintiffs and vacating the award of $89.7 million in damages and the attorneys’ fees award. Plaintiffs requested rehearing of the Appeals Court’s decision to reverse the judgment in favor of plaintiffs and vacate the damages award. On January 29, 2015, the Appeals Court denied the plaintiffs’ request for rehearing, modified its December 31, 2014 opinion, and certified the opinion for publication. The Appeals Court opinion held that “on-call rest breaks are permissible” and remaining on call during rest breaks does not render the rest breaks invalid under California law. The Appeals Court explained that “although on-call hours constitute ‘hours worked,’ remaining available to work is not the same as performing work.... Section 226.7 proscribes only work on a rest break.” The plaintiffs filed a petition for review with the California Supreme Court on March 4, 2015, and on April 29, 2015, the California Supreme Court granted the plaintiffs’ petition. No date has been set for oral argument. We expect that oral argument will not be scheduled before 2016. We believe that the Appeals Court correctly ruled in our favor, and we look forward to presenting our arguments to the California Supreme Court.
Bojorquez v. ABM Industries Incorporated and ABM Janitorial Services–Northern California, Inc., filed on January 13, 2010, in the San Francisco Superior Court (the “Bojorquez case”)
In the previously reported Bojorquez case, the plaintiff brought suit for sexual harassment, retaliation, and failure to prevent harassment and discrimination. On May 17, 2012, a jury awarded the plaintiff approximately $0.8 million in damages. We appealed this decision. On April 11, 2013, the San Francisco Superior Court awarded plaintiff attorneys’ fees in the amount of $2.5 million. Oral argument relating to the appeal took place before the State of California Court of Appeal, First Appellate District (“Court of Appeal”), on May 14, 2015. On June 23, 2015, the Court of Appeal issued an order vacating the submission of the case and requesting supplemental briefing on various issues in the appeal. Pursuant to the Court of Appeal’s June 23, 2015 order, the case was resubmitted for decision on August 13, 2015. Subsequent to the resubmission of the case on August 13, 2015, the parties agreed to mediate the case. The mediation took place on September 10, 2015. The parties have agreed to a settlement in an amount that is not material.
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
Plaintiffs Evelia Davila, Elizabeth Marcos, and Angelica Aguilar v. ABM Janitorial Services, Inc., ABM, Jeremias Rivera, and Rene Quintanar, filed on April 6, 2012 in the Superior Court of Los Angeles County, California (the “Davila” case). A Second Amended Complaint was filed on August 13, 2012.
We are a defendant in the Davila case. Plaintiffs are three former janitors who have made various allegations of sexual harassment and discrimination, assault and battery, retaliation, wrongful discharge, discrimination based on disability and age, and related claims against ABM, a former co-worker, and a former ABM human resources representative. The Court scheduled a mandatory settlement conference to take place on January 15, 2016, and trial is set to begin February 16, 2016. We have employment practices liability insurance that we believe would cover us for this case, subject to our negotiated retention.
Other
During October 2011, we began an internal investigation into matters relating to compliance with the U.S. Foreign Corrupt Practices Act and our internal policies in connection with services provided by a foreign entity affiliated with a former joint venture partner of The Linc Group, LLC (“Linc”). Such services commenced prior to the acquisition of Linc. As a result of the investigation, we caused Linc to terminate its association with the arrangement. In December 2011, we contacted the U.S. Department of Justice and the Securities and Exchange Commission (“SEC”) to voluntarily disclose the results of our internal investigation to date, and we are cooperating with the government’s investigation. We cannot reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, we do not believe that these matters will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

16. PREFERRED AND COMMON STOCK
Preferred Stock
We are authorized to issue 500,000 shares of preferred stock. None of these preferred shares are issued.
Common Stock
On September 2, 2015, our Board of Directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $200.0 million. This authorization replaced our previous $50.0 million share repurchase program, which had $10.0 million of authorization remaining. As was the case with the previous program, these purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to the terms of a Rule 10b5-1 plan or in privately negotiated transactions. In addition, such purchases will be made at such times and for such prices as we shall determine at our discretion. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without notice.
Repurchase Activity

	Years Ended October 31,
(in millions, except per share data)	2015	2014
Total number of shares repurchased	1.0	0.8
Average price paid per share	$30.72	$26.20
Total cash paid for share repurchases(1)	$31.4	$20.0
(1) At October 31, 2015, authorization for $188.6 million of share repurchases remained under our current share repurchase program.

17. SHARE-BASED COMPENSATION PLANS
We use various share-based compensation plans to provide incentives for our key employees and directors. Currently, these incentives primarily consist of RSUs, various performance shares, and stock options.
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
In 2014, we began issuing TSR-based performance share awards in lieu of stock options. These TSR awards will be earned on the basis of our total shareholder return measured against the total shareholder return of companies in the Standard & Poor’s Small Cap 600 Index (“S&P 600”) over a three-year period.
The 2006 Equity Plan was amended in March 2015 to increase the total shares of common stock authorized for issuance to 11,679,265. At October 31, 2015, 2,311,075 shares of common stock were available for grant for future equity-based compensation awards under the plan. In addition, there are certain plans under which we can no longer issue awards, although awards outstanding under these plans may still vest and be exercised.
We also maintain an employee stock purchase plan, which our stockholders approved on March 9, 2004 (the “2004 Employee Stock Purchase Plan”). The 2004 Employee Stock Purchase Plan was amended in March 2010 to increase the total shares of common stock authorized for issuance to 3,000,000. Effective May 1, 2006, the plan is no longer considered compensatory and the values of the awards are no longer treated as share-based compensation expense. Additionally, as of that date, the purchase price became 95% of the fair value of our common stock price on the last trading day of the month. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase. At October 31, 2015, 241,148 shares remained unissued under the plan.
Compensation Expense by Type of Award and Related Income Tax Benefit

	Years Ended October 31,
(in millions)	2015	2014	2013
RSUs	$6.9	$7.3	$5.3
Performance shares	6.5	6.4	5.8
Stock options	0.8	2.1	1.7
Share-based compensation expense before income taxes	14.2	15.8	12.8
Income tax benefit	(5.9)	(6.7)	(5.0)
Share-based compensation expense, net of taxes	$8.3	$9.1	$7.8
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

RSU Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at November 1, 2014	1.4	$23.4
Granted	0.4	29.3
Vested (including 0.1 shares withheld for income taxes)	(0.4)	22.2
Forfeited	(0.1)	24.4
Outstanding at October 31, 2015	1.3	25.8

At October 31, 2015, total unrecognized compensation cost, net of estimated forfeitures, related to RSUs was $18.9 million, which is expected to be recognized ratably over a weighted-average vesting period of 1.7 years. In 2015, 2014, and 2013, the weighted-average grant date fair value per share of awards granted was $29.3, $27.8, and $24.9, respectively. In 2015, 2014, and 2013, the total fair value of RSUs that vested was $9.4 million, $5.4 million, and $5.1 million, respectively.
Stock Options
Typically, stock options vest and become exercisable at a rate of 25% per year beginning one year after the date of grant. However terms of stock options can vary, and certain stock options granted on January 10, 2011 will vest on the fifth anniversary of the award. Options typically expire seven years after the date of grant. No stock options were granted in 2015 and 2014. All option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant.
Stock Option Activity

	Number of Shares (in millions)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)(2)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at November 1, 2014	1.8	$20.2
Forfeited or expired	(0.2)	22.3
Exercised	(0.8)	20.2
Outstanding at October 31, 2015	0.8	$19.7	3.2	$6.7
Exercisable at October 31, 2015	0.3	$18.5	3.2	$3.2
(1) Amount by which the current market price of our common stock on October 31, 2015 exceeds the exercise price.
(2) Excludes contractual terms associated with plans prior to the 2006 Equity Plan due to the uncertainty of expiration.
At October 31, 2015, total unrecognized compensation cost, net of estimated forfeitures, related to stock option grants was $0.8 million, which is expected to be recognized ratably over a weighted-average vesting period of 1.6 years. For 2015, 2014, and 2013, the total intrinsic value of stock options exercised was $8.8 million, $3.8 million, and $4.1 million, respectively. In 2013, the weighted-average grant date fair value per share of awards granted was $7.5. In 2015, 2014, and 2013, the total fair value of options that vested was $2.1 million, $1.5 million, and $1.4 million, respectively.
Performance Shares, Including TSR Performance Shares
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

For certain performance share awards, the number of performance shares that will vest is based on pre-established internal financial performance targets and typically a three-year service and performance period. For TSR awards, the number of performance shares that will vest is based on our total shareholder return relative to the S&P 600 at the time of grant over the respective three-year performance period. Vesting of 0% to 150% of the awards originally granted may occur depending on the respective performance metrics under both award types.
Performance Share Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at November 1, 2014	1.1	$23.9
Granted	0.5	29.8
Vested (including 0.1 shares withheld for income taxes)	(0.2)	23.0
Performance adjustments	(0.1)	25.1
Forfeited	(0.2)	24.3
Outstanding at October 31, 2015	1.1	$26.4
At October 31, 2015, total unrecognized compensation cost related to performance stock awards was $10.0 million, which is expected to be recognized ratably over a weighted-average vesting period of 1.3 years. Except for TSR performance shares, these costs are based on estimated achievement of performance targets and estimated costs will be reevaluated periodically. For our TSR performance shares, these costs are based on the fair value of awards at the grant date and are recognized on a straight-line basis over the service period of 3 years.
In 2015, 2014, and 2013, the weighted-average grant date fair value per share of awards granted was $29.8, $27.7, and $20.5, respectively. The total fair value of performance shares that vested was $5.0 million in both 2015 and 2014 and $2.2 million in 2013.
Method of Accounting and Our Assumptions
In 2015 and 2014, we used the Monte Carlo simulation valuation technique to estimate the fair value of TSR performance share grants. In the year where stock options were granted, we used the Black-Scholes options-pricing model to estimate the grant date fair value of stock option grants.
Assumptions

	Monte Carlo	Monte Carlo	Black-Scholes
	2015	2014	2013
Expected life(1)	2.15 years	2.15 years	5.37 years
Expected stock price volatility(2)	18.9%	19.0%	38.8%
Expected dividend yield(3)	2.4%	2.4%	2.4%
Risk-free interest rate(4)	0.8%	0.6%	1.8%
Stock price(5)	$30.3	$26.6	N/A*
Weighted average fair value of option grants	N/A	N/A	$7.5

*	Not Applicable
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
(4) For the Monte Carlo simulation and Black-Scholes options-pricing models, the risk-free interest rate is based on the continuous compounded yield on U.S. Treasury Constant Maturity Rates with varying remaining terms. For TSR awards valued under the Monte Carlo simulation model, the remaining term is determined over a period of time that is commensurate with the performance period from the grant date. For stock option awards valued under the Black-Scholes options-pricing models, the remaining term is equal to the expected term of the option.
(5) The stock price is the closing price of our common stock on the valuation date.
Employee Stock Purchase Plan

	Years Ended October 31,
(in millions, except per share amounts)	2015	2014	2013
Weighted average fair value of granted purchase rights per share	$1.5	$1.4	$1.1
Common stock issued	0.2	0.2	0.2
Fair value of common stock issued per share	$28.8	$25.8	$21.3
Aggregate purchases	$4.7	$4.3	$4.0

18. INCOME TAXES
Components of Income Tax Provision from Continuing Operations

	Years Ended October 31,
(in millions)	2015	2014	2013
Income before income taxes
United States	$60.5	$104.5	$94.9
Foreign	11.9	6.1	3.8
	$72.4	$110.6	$98.7

Provision for income taxes
Current:
Federal	$3.7	$32.6	$13.3
State	3.7	7.6	9.5
Foreign	2.8	1.3	0.8
Deferred:
Federal	7.9	0.8	10.0
State	0.3	1.4	2.5
Foreign	(0.1)	—	—
	$18.3	$43.7	$36.1
Reconciliation of the U.S. Statutory Tax Rate to Annual Effective Tax Rate

	Years Ended October 31,
	2015	2014	2013
Tax rate reconciliation:
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	6.5%	6.7%	7.0%
Federal and state tax credits	(9.6)%	(2.2)%	(7.3)%
Impact of foreign operations	(3.6)%	(1.1)%	(0.8)%
Changes in uncertain tax positions	(5.2)%	(2.0)%	(1.6)%
Nondeductible expenses and other, net	2.2%	3.1%	4.3%
Annual effective tax rate	25.3%	39.5%	36.6%
The effective tax rates on income from continuing operations for 2015 and 2014 were 25.3% and 39.5%, respectively. The effective tax rate for 2015 was lower than the rate for 2014 principally due to: (i) $2.8 million of additional Work Opportunity Tax Credits (“WOTC”) primarily from the retroactive reinstatement of WOTC for calendar year 2014; (ii) $1.9 million of tax benefits for tax deductions on energy efficient government buildings; (iii) $1.6 million of state employment-based tax credits; and (iv) $1.6 million of tax benefits related to the recognition of previously unrecognized tax positions.
The effective tax rate for 2014 was higher than the rate for 2013 due to (i) the expiration of the WOTC as of December 31, 2013 and (ii) the retroactive reinstatement of the WOTC for calendar year 2012, which occurred during the year ended October 31, 2013.

Components of Deferred Tax Assets and Liabilities

	As of October 31,
(in millions)	2015	2014
Deferred tax assets:
Self-insurance claims (net of recoverables)	$109.5	$113.0
Deferred and other compensation	35.5	35.6
Accounts receivable allowances	2.9	3.7
Settlement liabilities	3.5	2.0
Other accruals	2.6	3.6
Other comprehensive income	1.3	1.2
State taxes	0.5	0.8
State net operating loss carryforwards	5.9	7.1
Tax credits	7.4	5.1
Other	0.4	0.9
	169.5	173.0
Valuation allowance	(5.5)	(6.2)
Total deferred tax assets	164.0	166.8
Deferred tax liabilities:
Property, plant and equipment	(0.4)	(1.1)
Goodwill and other acquired intangibles	(129.5)	(135.5)
Total deferred tax liabilities	(129.9)	(136.6)
Net deferred tax assets	$34.1	$30.2

Operating Loss Carryforwards

Operating loss carryforwards totaling $9.1 million at October 31, 2015 are being carried forward in a number of state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire between 2016 and 2035. The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards that are not likely to be realized. We believe the remaining net deferred tax assets are more likely than not to be realizable based on estimates of future taxable income. Changes to the deferred tax asset valuation allowance for 2015, 2014, and 2013 were are as follows:

	Years Ended October 31,
(in millions)	2015	2014	2013
Valuation allowance at the beginning of the year	$6.2	$6.2	$6.0
Sale of Security business	(0.8)	—	—
Other, net	0.1	—	0.2
Valuation allowance at the end of the year	$5.5	$6.2	$6.2

During 2015, the decrease in the valuation allowance was primarily due to $0.8 million of state net operating loss carryforwards associated with the sale of the Security business. During 2014, there was no change to the valuation allowance.
Unrecognized Tax Benefits
At October 31, 2015, 2014, and 2013, there was $75.6 million, $78.6 million, and $80.9 million, respectively, of unrecognized tax benefits that if recognized in the future, would impact our effective tax rate. We estimate that a decrease in unrecognized tax benefits of up to approximately $21 million is reasonably possible over the next twelve months due to the resolution of certain tax matters. At October 31, 2015 and 2014, accrued interest and penalties were $3.2 million and $2.2 million, respectively. During 2015, 2014 and 2013, we recognized interest and penalties of $1.0 million, $0.9 million, and $0.2 million, respectively.

Reconciliation of Total Unrecognized Tax Benefits

	Years Ended October 31,
(in millions)	2015	2014	2013
Balance at beginning of year	$85.5	$87.6	$88.4
Additions for tax positions related to the current year	2.1	1.4	1.7
Reductions for tax positions related to the current year	—	—	(0.6)
Additions for tax positions related to prior years	0.1	—	0.6
Reductions for tax positions related to prior years	—	—	(0.1)
Reductions for expiration of statute of limitations	(5.2)	(3.2)	(1.5)
Settlements	—	(0.3)	(0.9)
Balance as of October 31	$82.5	$85.5	$87.6
Jurisdictions
We conduct business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. Our most significant income tax jurisdiction is the United States.
Tax Years Open for Examination, by Entity

Entity	Open by statute
ABM state tax returns*	10/31/2011 – 10/31/2015
ABM federal tax returns	10/31/2012 – 10/31/2015
Air Serv	6/30/2012 – 10/31/2012
HHA	10/31/2012
* We are currently being examined by the taxing authorities in the states of Alabama, Arizona, Connecticut, Michigan, New Jersey and North Carolina and in the city of New York, New York.

19. SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
As discussed in Note 4, “Discontinued Operations,” during the fourth quarter of 2015, we sold our Security business, which was previously reported as a reportable segment. This business is now included within discontinued operations for all periods presented, and we have revised our segment results accordingly. As such, we currently have five reportable segments: Janitorial, Facility Services, Parking, Building & Energy Solutions, and Other.
The accounting policies for our segments are the same as those disclosed within our significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies.” Our management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs.
During 2015, we completed our annual actuarial evaluations for the majority of our casualty insurance programs, which showed unfavorable developments for 2015. Refer to Note 12, “Insurance,” for further details on the results of our actuarial evaluations. As a result of these evaluations, we increased our reserves for 2015 insurance claims by $6.5 million and, consistent with prior periods, we allocated this expense to our operating segments based upon underlying exposures. For years prior to 2015, the analysis showed unfavorable developments in our insurance claims, and as a result, we increased our reserves by $35.9 million. Consistent with prior periods, this adjustment is recorded in Corporate. Additionally, other Corporate expenses not allocated to segments include:

•	certain CEO and other finance and human resource departmental costs;

•	certain information technology costs;

•	share-based compensation costs;

•	certain legal costs and settlements;

•	restructuring and related charges; and

•	direct acquisition costs.

Financial Information by Reportable Segment

	Years Ended October 31,
(in millions)	2015	2014	2013
Revenues:
Janitorial	$2,692.7	$2,583.2	$2,480.5
Facility Services	594.6	599.3	609.4
Parking	631.9	616.1	609.1
Building & Energy Solutions	557.7	483.8	401.5
Other	420.9	367.3	326.4
Corporate	—	—	0.9
	$4,897.8	$4,649.7	$4,427.8
Operating profit[1]:
Janitorial	$150.5	$147.0	$138.6
Facility Services	25.3	25.2	25.7
Parking	29.6	29.2	25.7
Building & Energy Solutions	26.3	23.1	15.3
Other	15.2	12.2	11.8
Corporate	(162.3)	(115.3)	(105.6)
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(9.0)	(6.6)	(6.2)
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(2.0)	—	—
	73.6	114.8	105.3
Income from unconsolidated affiliates, net	9.0	6.5	6.3
Interest expense	(10.2)	(10.7)	(12.9)
Income from continuing operations before income taxes	$72.4	$110.6	$98.7
1 Effective in the first quarter of 2015, we reallocated certain costs from our Janitorial segment to our Facility Services and Parking segments to better reflect certain overhead support functions. The impact of these reallocations on the segments was an increase of operating profit to the Janitorial segment and a decrease of operating profit to the Facility Services and Parking segments as follows:

	Years Ended October 31,
($ in millions)	2014	2013
Janitorial	$3.4	$3.5
Facility Services	(1.7)	(1.7)
Parking	(1.7)	(1.8)
1 In connection with the sale of our Security business, certain general corporate expenses that were previously allocated to Security are now allocated back to Corporate expenses and the Janitorial segment. In addition, certain Corporate expenses that were directly related to the operations of the Security business have been allocated to discontinued operations. The net impact of these allocations is as follows:

	Years Ended October 31,
($ in millions)	2014	2013
Janitorial	$(0.8)	$(0.3)
Corporate	(0.5)	(0.4)

	Years Ended October 31,
(in millions)	2015	2014	2013
Total assets[2]:
Janitorial	$959.2	$952.8	$887.5
Facility Services	196.3	198.8	211.3
Parking	149.1	140.6	141.9
Building & Energy Solutions	383.0	334.9	296.2
Other	233.6	224.4	231.9
Corporate	228.6	225.4	237.7
	$2,149.8	$2,076.9	$2,006.5
Depreciation and amortization[3]:
Janitorial	$17.6	$17.9	$18.0
Facility Services	3.6	3.9	4.4
Parking	3.1	2.9	3.2
Building & Energy Solutions	12.4	11.4	11.3
Other	10.8	11.9	11.5
Corporate	9.5	8.4	11.0
	$57.0	$56.4	$59.4
Capital expenditures:
Janitorial	$12.9	$13.2	$14.7
Facility Services	0.2	0.1	—
Parking	3.4	2.2	2.5
Building & Energy Solutions	1.7	3.1	1.2
Other	3.8	5.1	2.4
Corporate	4.5	13.7	11.6
	$26.5	$37.4	$32.4
2 Excludes $116.0 million and $112.7 million of assets of discontinued operations at October 31, 2014 and 2013, respectively.
3 Excludes amortization related to income from unconsolidated affiliates.
Geographic Information Based on the Country in Which the Sale Originated4

	Years Ended October 31,
(in millions)	2015	2014	2013
Revenues:
United States	$4,687.2	$4,519.4	$4,321.5
All other countries	210.6	130.3	106.3
	$4,897.8	$4,649.7	$4,427.8
4 Substantially all of our long-lived assets are related to United States operations.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
(in millions, except per share amounts)	First	Second	Third	Fourth
Year ended October 31, 2015
Revenues	$1,194.5	$1,176.4	$1,249.9	$1,277.0
Gross profit	121.5	123.8	93.6	148.9
Income from continuing operations	14.3	16.0	1.2	22.6
Income from discontinued operations, net of taxes	3.4	2.3	0.3	16.2
Net income	$17.7	$18.3	$1.5	$38.8

Net income per common share — Basic
Income from continuing operations	$0.25	$0.28	$0.02	$0.39
Income from discontinued operations	0.06	0.04	0.01	0.29
Net income	$0.31	$0.32	$0.03	$0.68

Net income per common share — Diluted
Income from continuing operations	$0.25	$0.28	$0.02	$0.39
Income from discontinued operations	0.06	0.04	0.01	0.29
Net income	$0.31	$0.32	$0.03	$0.68

Year ended October 31, 2014
Revenues	$1,126.8	$1,137.5	$1,180.7	$1,204.7
Gross profit	110.7	120.8	124.0	133.7
Income from continuing operations	11.1	13.3	17.3	25.2
Income from discontinued operations, net of taxes	2.0	1.9	2.1	2.7
Net income	$13.1	$15.2	$19.4	$27.9

Net income per common share — Basic
Income from continuing operations	$0.19	$0.24	$0.30	$0.45
Income from discontinued operations	0.04	0.03	0.04	0.05
Net income	$0.23	$0.27	$0.34	$0.50

Net income per common share — Diluted
Income from continuing operations	$0.19	$0.24	$0.30	$0.44
Income from discontinued operations	0.04	0.03	0.04	0.05
Net income	$0.23	$0.27	$0.34	$0.49

21. SUBSEQUENT EVENTS
Effective December 9, 2015, we acquired Westway Services Holdings (2014) Ltd., a provider of technical engineering services to customers in the United Kingdom with annual revenues of approximately $81.0 million. The purchase price was paid in cash and will be accounted for under the acquisition method of accounting. The accounting for this acquisition was incomplete at the time the Financial Statements were issued.

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
b. Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2015.
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
c. Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information about our executive officers is found in Part I, Item 1 of this Form 10-K under “Executive Officers of Registrant.” Additional information required by this item is set forth under the captions “Items to be Voted On—Election of Directors,” “Corporate Governance and Board Matters,” “Audit-Related Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on March 9, 2016 (“2016 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K. Our 2016 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the conclusion of our fiscal year ended October 31, 2015.
On April 1, 2015, we filed our Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.
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
ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated by reference from the information set forth under the captions “Director Compensation for Fiscal Year 2015,” “Executive Compensation,” and “Corporate Governance and Board Matters” in our 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information and related stockholder matters is incorporated by reference from the information set forth under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our 2016 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to certain relationships and related transactions and director independence is incorporated by reference from the information set forth under the captions “Certain Relationships and Transactions with Related Persons” and “Corporate Governance and Board Matters” in our 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to our Audit Committee’s pre-approval policy for audit services and our principal accounting fees and services is incorporated by reference from the information set forth under the caption “Audit-Related Matters” in our 2016 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ABM Industries Incorporated

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director
December 17, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ABM Industries and in the capacities and on the dates indicated.

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director (Principal Executive Officer)
December 17, 2015

/s/ D. Anthony Scaglione	/s/ Dean A. Chin
D. Anthony Scaglione Executive Vice President and Chief Financial Officer	Dean A. Chin Senior Vice President and Controller (Principal Accounting Officer)
(Principal Financial Officer)	December 17, 2015
December 17, 2015

/s/ Maryellen C. Herringer	/s/ Linda Chavez
Maryellen C. Herringer	Linda Chavez, Director
Chairman of the Board and Director	December 17, 2015
December 17, 2015

/s/ J. Philip Ferguson	/s/ Anthony G. Fernandes
J. Philip Ferguson, Director	Anthony G. Fernandes, Director
December 17, 2015	December 17, 2015

/s/ Luke S. Helms
Thomas M. Gartland, Director	Luke S. Helms, Director
December 17, 2015	December 17, 2015

/s/ Sudhakar Kesavan
Sudhakar Kesavan, Director	Lauralee E. Martin, Director
December 17, 2015	December 17, 2015

/s/ William W. Steele	/s/ Winifred M. Webb
William W. Steele, Director	Winifred M. Webb, Director
December 17, 2015	December 17, 2015

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Write-offs* / Allowance Taken	Balance End of Year
2015
Accounts receivable allowances	$9.2	17.2	(17.8)	$8.6
Deferred tax asset valuation allowances	6.2	0.1	(0.8)	5.5
2014
Accounts receivable allowances	8.3	17.8	(16.9)	9.2
Deferred tax asset valuation allowances	6.2	0.3	(0.3)	6.2
2013
Accounts receivable allowances	9.1	20.3	(21.1)	8.3
Deferred tax asset valuation allowances	6.0	0.8	(0.6)	6.2
* Write-offs are net of recoveries

EXHIBIT INDEX

Exhibit	Exhibit Description	Incorporated by Reference
No.		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated December 1, 2010, by and among ABM Industries Incorporated, Lighting Services, LLC, The Linc Group, LLC and GI Manager L.P.	8-K	001-08929	2.1	December 2, 2010
3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated November 25, 2003	10-K	001-08929	3.1	January 14, 2004
3.2	Bylaws, as amended October 27, 2015	8-K	001-08929	3.1	October 28, 2015
10.1	Credit Agreement, dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	December 2, 2010
10.2	First Amendment, dated as of June 3, 2011, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	10-Q	001-08929	10.1	September 9, 2011
10.3	Repricing Amendment, dated September 8, 2011, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	September 13, 2011
10.4	Third Amendment, dated as of December 11, 2013, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	December 12, 2013
10.5	Fourth Amendment, dated as of December 5, 2014, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	10-K	001-08928	10.5	December 17, 2014
10.6	Fifth Amendment, dated as of February 17, 2015, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	10-Q	001-08929	10.1	March 4, 2015
10.7	Sixth Amendment, dated as of September 2, 2015, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	September 3, 2015
10.8*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005
10.9*	Director Retirement Plan Distribution Election Form, as revised June 16, 2006	10-Q	001-08929	10.1	September 8, 2006
10.10*	Arrangements With Non-Employee Directors	10-K	001-08929	10.9	December 20, 2012
10.11*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated December 13, 2010	10-K	001-08929	10.7	December 23, 2010

10.12*	Form of Director’s Indemnification Agreement	8-K	001-08929	10.1	September 4, 2015
10.13*	ABM Executive Officer Incentive Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.6	September 8, 2008
10.14*	2006 Equity Incentive Plan, as amended and restated March 4, 2015	8-K	001-08929	10.1	March 4, 2015
10.15*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, as amended and restated December 9, 2013	8-K	001-08929	10.1	December 12, 2013
10.16*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.2	June 3, 2015
10.17*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, as amended and restated December 9, 2013	10-K	001-08929	10.16	December 18, 2013
10.18*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.3	June 3, 2015
10.19*	Statement of Terms and Conditions Applicable to Restricted Stock Units Granted Pursuant to the 2006 Equity Incentive Plan to Directors Who Elect to Relinquish Their Benefits Effective November 1, 2006, as amended and restated September 8, 2010	10-K	001-08929	10.13	December 23, 2010
10.20*	Form of Non-Qualified Stock Option Agreement – 2006 Equity Plan	10-Q	001-08929	10.4	June 4, 2010
10.21*	Form of Restricted Stock Unit Agreement – 2006 Equity Plan	10-Q	001-08929	10.5	June 4, 2010
10.22*	Form of Performance Share Agreement – 2006 Equity Plan	10-K	001-08929	10.20	December 18, 2013
10.23*	Form of Performance Share Agreement for Awards to Certain Executive Officers	8-K	001-08929	10.5	January 16, 2015
10.24*	Executive Stock Option Plan (a.k.a. Age-Vested Career Stock Option Plan), as amended and restated June 4, 2012	10-Q	001-08929	10.1	September 6, 2012
10.25*	Time-Vested Incentive Stock Option Plan, as amended and restated September 4, 2007	10-Q	001-08929	10.2	September 10, 2007
10.26*	1996 Price-Vested Performance Stock Option Plan, as amended and restated September 4, 2007	10-Q	001-08929	10.3	September 10, 2007
10.27*	2002 Price-Vested Performance Stock Option Plan, as amended and restated September 4, 2007	10-Q	001-08929	10.4	September 10, 2007
10.28*	Deferred Compensation Plan for Executives, amended and restated October 25, 2010	10-K	001-08929	10.22	December 23, 2010
10.29*	Form of Restricted Stock Unit Agreement dated March 31, 2010 for Awards to Certain Executive Officers	8-K	001-08929	10.2	April 2, 2010
10.30*	Form of Stock Option Agreement dated March 31, 2010 for Awards to Certain Executive Officers	8-K	001-08929	10.3	April 2, 2010

10.31*	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.4	September 8, 2008
10.32*	Service Award Benefit Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.5	September 8, 2008
10.33*	Executive Severance Pay Policy, as amended and restated March 7, 2011	10-Q	001-08929	10.1	March 10, 2011
10.34*	Amended and Restated Employment Agreement dated July 16, 2013 by and between ABM Industries Incorporated and Henrik C. Slipsager	8-K	001-08929	10.1	July 18, 2013
10.35*	Form of Executive Employment Agreement with James S. Lusk, James P. McClure, Sarah H. McConnell, and Tracy K. Price	8-K	001-08929	10.1	October 22, 2014
10.36*	Form of Executive Employment Agreement (with term)	8-K	001-08929	10.1	October 22, 2014
10.37*	Form of Executive Employment Agreement (without term)	10-K	001-08929	10.34	December 30, 2012
10.38*	Form of Amended and Restated Executive Change in Control Agreement with Henrik C. Slipsager, James S. Lusk, and James P. McClure	8-K	001-08929	10.1	December 31, 2008
10.39*	Form of Amended Executive Employment Agreement with James P. McClure and Tracy K. Price	8-K	001-08929	10.4	January 16, 2015
10.40*	Annex A for Change in Control Agreement for Henrik C. Slipsager	8-K/A	001-08929	10.1	January 5, 2009
10.41*	Executive Change in Control Agreement with Sarah H. McConnell	10-K	001-08929	10.32	December 22, 2009
10.42*	Executive Change in Control Agreement with Tracy K. Price	10-K	001-08929	10.37	December 23, 2011
10.43*	Letter Agreement, dated as of January 12, 2015, by and between ABM Industries Incorporated and Henrik C. Slipsager	8-K	001-08929	10.1	January 16, 2015
10.44*	Executive Employment Agreement, dated as of January 12, 2015, by and between ABM Industries Incorporated and Scott Salmirs	8-K	001-08929	10.2	January 16, 2015
10.45*	Change in Control Agreement, dated as of January 12, 2015 by and between ABM Industries Incorporated and Scott Salmirs	8-K	001-08929	10.3	January 16, 2015
10.46*	Amended Executive Employment Agreement, dated as of January 13, 2015, by and between ABM Industries Incorporated and James P. McClure	10-Q	001-08929	10.2	March 4, 2015
10.47*	Amended Executive Employment Agreement, dated as of January 13, 2015, by and between ABM Industries Incorporated and Tracy K. Price	10-Q	001-08929	10.3	March 4, 2015
10.48*	Executive Employment Agreement, dated as of April 6, 2015, by and between ABM Industries Incorporated and D. Anthony Scaglione	8-K	001-08929	10.1	April 10, 2015
10.49*	Change in Control Agreement, dated as of April 6, 2015 by and between ABM Industries Incorporated and D. Anthony Scaglione	8-K	001-08929	10.2	April 10, 2015
10.50*	Letter Agreement by and between ABM Industries Incorporated and James S. Lusk, executed on April 27, 2015	10-Q	001-08929	10.6	June 3, 2015

10.51*	Separation and Transition Services Agreement by and between Tracy K. Price and ABM Industries, executed on September 25, 2015	8-K	001-08929	10.1	October 1, 2015
21.1‡	Subsidiaries of the Registrant
23.1‡	Consent of Independent Registered Public Accounting Firm
31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS ‡	XBRL Report Instance Document
101.SCH ‡	XBRL Taxonomy Extension Schema Document
101.CAL‡	XBRL Taxonomy Calculation Linkbase Document
101.LAB ‡	XBRL Taxonomy Label Linkbase Document
101.PRE ‡	XBRL Presentation Linkbase Document
101. DEF ‡	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan, contract, or arrangement

‡	Indicates filed herewith

†	Indicates furnished herewith