Form 10-Q
period 2016-01-31
ABM INDUSTRIES INC /DE/
filed 2016-03-09
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of March 1, 2016: 56,091,277

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect the current expectations, estimates, or projections of ABM Industries Incorporated (“ABM”), and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), concerning future results or events. In particular, such statements are included in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements generally can be identified by the use of forward-looking words or phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are inherently subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by these statements. We cannot assure you that any of our expectations, estimates, or projections will be achieved. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements. These factors include but are not limited to the following:

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

•	our business success depends on our ability to preserve our long-term relationships with clients;

•	our business success depends on retaining senior management and attracting and retaining qualified personnel;

•	our acquisition strategy may adversely impact our results of operations;

•	our captive insurance company may not generate the benefits that we expect;

•	we are subject to intense competition that can constrain our ability to gain business as well as our profitability;

•	increases in costs that we cannot pass on to clients could affect our profitability;

•	we are at risk of losses stemming from accidents or other incidents at facilities in which we operate, which could cause significant damage to our reputation and financial loss;

•	negative or unexpected tax consequences could adversely affect our results of operations;

•	changes in energy prices and government regulations could adversely impact the results of operations of our Building & Energy Solutions business;

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

•	a decline in commercial office building occupancy and rental rates could affect our revenues and profitability;

•	deterioration in general economic conditions could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition;

•	financial difficulties or bankruptcy of one or more of our clients could adversely affect our results;

•	any future increase in the level of our debt or in interest rates could affect our results of operations;

•	our ability to operate and pay our debt obligations depends upon our access to cash;

•	goodwill impairment charges could have a material adverse effect on our financial condition and results of operations;

•	impairment of long-lived assets may adversely affect our operating results;

•	we are defendants in class and representative actions and other lawsuits alleging various claims that could cause us to incur substantial liabilities;

•	changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations, and financial results;

•	labor disputes could lead to loss of revenues or expense variations;

•	we participate in multiemployer pension plans that under certain circumstances could result in material liabilities being incurred;

•	actions of activist investors could be disruptive and costly and could cause uncertainty about the strategic direction of our business; and

•	disasters or acts of terrorism could disrupt services.
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2015 and in other reports we file from time to time with the Securities and Exchange Commission (including all amendments to those reports).
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	January 31, 2016	October 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$55.9	$55.5
Trade accounts receivable, net of allowances of $10.0 and $8.6 at January 31, 2016 and October 31, 2015, respectively	777.7	742.9
Prepaid expenses	82.2	68.6
Other current assets	37.2	27.0
Total current assets	953.0	894.0
Other investments	30.5	35.7
Property, plant and equipment, net of accumulated depreciation of $155.4 and $148.7 at January 31, 2016 and October 31, 2015, respectively	73.2	74.0
Other intangible assets, net of accumulated amortization of $155.8 and $149.4 at January 31, 2016 and October 31, 2015, respectively	130.3	111.4
Goodwill	910.7	867.5
Deferred income taxes, net	42.5	34.1
Other noncurrent assets	115.0	114.0
Total assets	$2,255.2	$2,130.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$176.5	$179.1
Accrued compensation	115.8	128.8
Accrued taxes—other than income	40.8	31.6
Insurance claims	91.0	90.0
Income taxes payable	0.7	8.9
Other accrued liabilities	140.4	129.8
Total current liabilities	565.2	568.2
Noncurrent income taxes payable	54.2	53.2
Line of credit	286.7	158.0
Noncurrent insurance claims	301.7	297.4
Other noncurrent liabilities	51.7	46.4
Total liabilities	1,259.5	1,123.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 56,045,640 and 56,105,761 shares issued and outstanding at January 31, 2016 and October 31, 2015, respectively	0.6	0.6
Additional paid-in capital	267.5	275.5
Accumulated other comprehensive loss, net of taxes	(13.5)	(5.1)
Retained earnings	741.1	736.5
Total stockholders’ equity	995.7	1,007.5
Total liabilities and stockholders’ equity	$2,255.2	$2,130.7

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2016	2015
Revenues	$1,268.4	$1,194.5
Expenses
Operating	1,146.4	1,073.0
Selling, general and administrative	94.8	98.7
Restructuring and related	7.2	—
Amortization of intangible assets	6.4	6.0
Total expenses	1,254.8	1,177.7
Operating profit	13.6	16.8
Income from unconsolidated affiliates, net	2.4	1.5
Interest expense	(2.7)	(2.7)
Income from continuing operations before income taxes	13.3	15.6
Benefit from (provision for) income taxes	0.3	(1.3)
Income from continuing operations	13.6	14.3
Income from discontinued operations, net of income tax benefit	0.4	3.4
Net income	14.0	17.7
Other comprehensive income (loss):
Foreign currency translation	(8.5)	(2.9)
Other	0.1	—
Comprehensive income	$5.6	$14.8
Net income per common share — Basic:
Income from continuing operations	$0.24	$0.25
Income from discontinued operations	0.01	0.06
Net income	$0.25	$0.31
Net income per common share — Diluted:
Income from continuing operations	$0.24	$0.25
Income from discontinued operations	—	0.06
Net income	$0.24	$0.31
Weighted-average common and common equivalent shares outstanding
Basic	56.6	56.4
Diluted	57.1	57.2
Dividends declared per common share	$0.165	$0.160
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended January 31,
(in millions)	2016		2015
Cash flows from operating activities:
Net income	$14.0		$17.7
Income from discontinued operations, net of income tax benefit	(0.4)	—	(3.4)
Income from continuing operations	13.6		14.3
Adjustments to reconcile income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	14.3		13.8
Deferred income taxes	(8.1)		(0.3)
Share-based compensation expense	4.0		3.6
Provision for bad debt	2.1		1.2
Discount accretion on insurance claims	0.1		0.1
Gain on sale of assets	(0.1)		(0.7)
Income from unconsolidated affiliates, net	(2.4)		(1.5)
Distributions from unconsolidated affiliates	2.6		3.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(20.9)		(28.3)
Prepaid expenses and other current assets	(6.7)		(4.8)
Other noncurrent assets	(2.9)		(1.3)
Trade accounts payable and other accrued liabilities	(15.5)		(12.4)
Insurance claims	5.3		(5.9)
Income taxes payable	4.7		(6.9)
Other noncurrent liabilities	1.7		(0.6)
Total adjustments	(21.8)		(41.0)
Net cash used in operating activities of continuing operations	(8.2)		(26.7)
Net cash used in operating activities of discontinued operations	(23.2)		(5.7)
Net cash used in operating activities	(31.4)		(32.4)
Cash flows from investing activities:
Additions to property, plant and equipment	(6.8)		(6.4)
Proceeds from sale of assets	0.2		2.6
Purchase of businesses, net of cash acquired	(81.0)		0.2
Net cash used in investing activities	(87.6)		(3.6)
Cash flows from financing activities:
Proceeds from issuance of share-based compensation awards, net of taxes withheld	(1.4)		4.9
Incremental tax benefit from share-based compensation awards	0.5		0.3
Repurchases of common stock	(11.3)		—
Dividends paid	(9.2)		(8.9)
Deferred financing costs paid	(0.1)		(0.3)
Borrowings from line of credit	299.6		226.7
Repayment of borrowings from line of credit	(170.9)		(184.0)
Changes in book cash overdrafts	8.0		—
Repayment of capital lease obligations	(0.3)		(0.6)
Other	4.5		—
Net cash provided by financing activities	119.4		38.1
Net increase in cash and cash equivalents	0.4		2.1
Cash and cash equivalents at beginning of year	55.5		36.7
Cash and cash equivalents at end of period	$55.9		$38.8
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) filed with the U.S. Securities and Exchange Commission (“SEC”) in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (“Annual Report”). Unless otherwise noted, all references to years are to our fiscal year, which ends on October 31.
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
During the first quarter of 2016, we early adopted Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, on a retrospective basis. As required by ASU 2015-17, all deferred tax assets and liabilities are now classified as noncurrent on our consolidated balance sheets, which is a change from our historical presentation of separating deferred taxes into current and noncurrent amounts. Upon adoption of this ASU, we made the following reclassifications to our consolidated balance sheet as of October 31, 2015:

(in millions)	Previously Reported	Adjustment	Revised
Deferred income tax asset, net (current)	$53.2	$(53.2)	$—
Deferred income tax liability, net (noncurrent)	$19.1	$(19.1)	$—
Deferred income tax asset, net (noncurrent)	$—	$34.1	$34.1
There have been no other significant changes as a result of the adoption of new accounting pronouncements in our Financial Statements or in our significant accounting policies that were disclosed in our Annual Report
Prior year amounts have also been reclassified to conform with the current year presentation for amounts related to discontinued operations. See Note 4, “Discontinued Operations,” for more information.
Parking Revenue Presentation
Our Parking business operates certain parking facilities under managed location arrangements, whereby we manage the parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. Revenues and expenses are reported in equal amounts for costs reimbursed from our managed locations. For the three months ended January 31, 2016 and 2015, such amounts totaled $80.1 million and $77.0 million, respectively.

3. RESTRUCTURING AND RELATED COSTS
On September 2, 2015, our Board of Directors approved a comprehensive strategy intended to have a positive transformative effect on ABM (the “2020 Vision”). The 2020 Vision identified a number of key priorities to differentiate ABM in the marketplace, improve our margin profile, and accelerate revenue growth. We also reviewed all service lines and investments to assess whether ABM was positioned to continue to competitively offer value-added services to clients over the long term. We have incurred cumulative 2020 Vision restructuring and related charges of $19.9 million, which consisted of external support fees of $9.2 million, employee severance costs of $6.5 million, asset impairment costs of $2.6 million, and lease exit and other costs of $1.6 million.
Reconciliation of Restructuring and Related Cost Accrual

(in millions)	External Support Fees	Employee Severance	Lease Exit and Other	Total
Balance, November 1, 2015	$2.1	$4.3	$0.2	$6.6
Costs recognized(1)	4.6	1.8	0.8	7.2
Payments	—	(1.5)	(0.4)	(1.9)
Balance, January 31, 2016	$6.7	$4.6	$0.6	$11.9
(1) The results by segment, as disclosed in Note 15, “Segment Information,” exclude these costs, consistent with the manner in which our management evaluates the performance of each reportable segment based on its respective operating profit results. These costs are included within Corporate expenses.
4. DISCONTINUED OPERATIONS
On October 26, 2015, in connection with our 2020 Vision, we sold substantially all the assets of our Security business for cash proceeds of $131.0 million, subject to a working capital adjustment, to Universal Protection Service, LP. We have classified the results of operations for this business to discontinued operations.
Summarized Results of Operations and Cash Flows from Discontinued Operations

	Three Months Ended January 31,
(in millions)	2016	2015
Revenues	$—	$94.9
Expenses(1)	0.9	92.5
(Loss) income from discontinued operations before income taxes(2)	(0.9)	2.4
Benefit from income taxes(3)	1.3	1.0
Income from discontinued operations, net of income tax benefit	$0.4	$3.4

Net cash used in operating activities of discontinued operations(4)	$(23.2)	$(5.7)
(1) Includes amounts that were directly related to the operations of our former Security business, including certain costs that were previously recorded in Corporate expenses. In addition, certain general corporate expenses that were previously allocated to Security are now allocated back to Corporate expenses and the Janitorial segment. Refer to Note 15, “Segment Information,” for further information.
(2) Discontinued operations includes both costs related to ongoing legal cases and insurance reserves associated with our former Security business. We will continue to reflect these types of costs within discontinued operations in future periods. Refer to Note 12, “Commitments and Contingencies,” and Note 10, “Insurance,” for further information.
(3) Primarily relates to the retroactive reinstatement of the Work Opportunity Tax Credits (“WOTC”) for both periods.
(4) During the three months ended January 31, 2016, net cash used in operating activities of discontinued operations was primarily attributable to $20.6 million in taxes paid in connection with the sale of our Security business.

5. NET INCOME PER COMMON SHARE
Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended January 31,
(in millions, except per share amounts)	2016	2015
Income from continuing operations	$13.6	$14.3
Income from discontinued operations, net of income tax benefit	0.4	3.4
Net income	$14.0	$17.7

Weighted-average common and common equivalent shares outstanding — Basic	56.6	56.4
Effect of dilutive securities:
Restricted stock units	0.2	0.3
Stock options	0.2	0.3
Performance shares	0.1	0.2
Weighted-average common and common equivalent shares outstanding — Diluted	57.1	57.2

Net income per common share — Basic:
Income from continuing operations	$0.24	$0.25
Income from discontinued operations	0.01	0.06
Net income	$0.25	$0.31

Net income per common share — Diluted:
Income from continuing operations	$0.24	$0.25
Income from discontinued operations	—	0.06
Net income	$0.24	$0.31
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans:

	Three Months Ended January 31,
(in millions)	2016	2015
Anti-dilutive	0.4	0.4

6. ACQUISITIONS
2016 Acquisitions
Effective December 1, 2015, we acquired all of the outstanding stock of Westway Services Holdings (2014) Ltd. (“Westway”), a provider of technical engineering services to customers in the United Kingdom, for a purchase price of $81.0 million.
We accounted for this acquisition under the acquisition method of accounting. Accordingly, we allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values, with the excess of the purchase price recorded as goodwill. As of January 31, 2016, the valuation of the intangible assets was incomplete. As such, the purchase price allocation reflects preliminary amounts of net assets acquired, including other intangible assets, which are subject to adjustments within the measurement period not to exceed one year from the acquisition date.
We recorded preliminary goodwill of $45.0 million, which is reflective of our identification of buyer-specific synergies that we anticipate will be realized by, among other things, reducing duplicative positions and back office functions and by reducing professional fees and other services. Goodwill is also attributable to projected long-term margin improvement through expansion of our technical services business to new and existing clients in the United Kingdom. The goodwill associated with this acquisition is not deductible for tax purposes.
As of December 1, 2015, the operations of Westway are included in our Building & Energy Solutions segment.
2015 Acquisitions
Effective May 1, 2015, we acquired certain assets and assumed certain liabilities of CTS Services/Facility Support Services (“CTS”), a provider of HVAC services and energy solutions in government, commercial, and industrial buildings, for a purchase price of $18.8 million, subject to post-closing adjustments. The purchase price includes $3.8 million of contingent consideration that is based on the expected achievement of certain pre-established revenue goals. See Note 7, “Fair Value of Financial Instruments,” regarding the valuation of the contingent consideration liability. As of May 1, 2015, the operations of CTS are included in our Building & Energy Solutions segment.
Pro Forma and Other Supplemental Financial Information
Pro forma and other supplemental financial information is not presented for these acquisitions, as they are not considered material business combinations.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Hierarchy of Our Financial Instruments

		January 31, 2016	October 31, 2015
(in millions)	Fair Value Hierarchy	Fair Value
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan(1)	1	$4.6	$5.3
Investments in auction rate securities(2)	3	13.0	13.0
		17.6	18.3
Other select financial assets
Cash and cash equivalents(3)	1	55.9	55.5
Insurance deposits(4)	1	11.4	11.4
		67.3	66.9
Total		$84.9	$85.2

Financial liabilities measured at fair value on a recurring basis
Interest rate swaps(5)	2	$—	$0.1
Contingent consideration liability(6)	3	5.2	5.2
		5.2	5.3

Other select financial liability
Line of credit(7)	2	286.7	158.0
Total		$291.9	$163.3
(1) Represents investments held in a Rabbi trust associated with one of our deferred compensation plans, which we include in “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices.
(2) At January 31, 2016, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million. For investments in auction rate securities that were not redeemed or had no market activity indicative of value, the fair value was based on discounted cash flow valuation models, primarily utilizing unobservable inputs. These amounts are included in “Other investments” on the accompanying unaudited consolidated balance sheets. On March 3, 2016, one of our auction rate securities was redeemed by the issuer at its par value of $5.0 million. For that security, the fair value as of January 31, 2016 was determined to be the same as its par value. This amount is included in “Other current assets” as of January 31, 2016 and “Other investments” as of October 31, 2015 on the accompanying unaudited consolidated balance sheets. See Note 9, “Auction Rate Securities,” for further information.
(3) Cash and cash equivalents are stated at nominal value, which equals fair value.
(4) Represents restricted insurance deposits that are used to collateralize our insurance obligations and are stated at nominal value, which equals fair value. These insurance deposits are included in “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets. See Note 10, “Insurance,” for further information.
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. The fair values of the interest rate swap liabilities are included in “Other accrued liabilities” on the accompanying unaudited consolidated balance sheets. See Note 11, “Line of Credit,” for more information.

(6) Certain of our acquisitions involve the payment of contingent consideration. Depending on the structure of the contingent consideration arrangement, the fair value of the liability is based on either (i) the expected achievement of certain pre-established revenue goals or (ii) pre-defined forecasted adjusted income from operations using a probability weighted income approach. Our contingent consideration liabilities are included in “Other accrued liabilities” and “Other noncurrent liabilities” on the accompanying unaudited consolidated balance sheets.
(7) Represents outstanding borrowings under our syndicated line of credit. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit approximates the fair value. See Note 11, “Line of Credit,” for further information.
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
During the three months ended January 31, 2016, we had no transfers of assets or liabilities between any of the above hierarchy levels.
8. ADVANCES TO JOINT VENTURES
We make various advances to our unconsolidated joint ventures to provide working capital for the joint ventures’ operations, which are not collateralized, do not carry interest, and have no specific repayment terms. At each of January 31, 2016 and October 31, 2015, the aggregate amounts of these advances were $1.1 million, and these amounts are included in “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets.
9. AUCTION RATE SECURITIES
At January 31, 2016 and October 31, 2015, we held investments in auction rate securities from three different issuers having an aggregate original principal amount of $15.0 million and an amortized cost basis of $13.0 million. At January 31, 2016 and October 31, 2015, the fair value of these securities was $13.0 million. Our auction rate securities are debt instruments with stated maturities ranging from 2033 to 2050, for which the interest rate is designed to be reset through Dutch auctions approximately every thirty days. Auctions for these securities have not occurred since August 2007. On March 3, 2016, one of our auction rate securities was redeemed by the issuer at its par value of $5.0 million. As of January 31, 2016 and the redemption date, this security was valued at $5.0 million, therefore, no gain or loss was recognized upon its redemption.
At January 31, 2016 and October 31, 2015, there were no unrealized gains or losses on our auction rate securities included in accumulated other comprehensive loss (“AOCL”), and the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.
Significant Assumptions Used to Determine the Fair Values of Our Auction Rate Securities

Assumption	January 31, 2016	October 31, 2015
Discount rates	L – L + 1.94%	L + 0.38% – L + 2.13%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
L – One Month LIBOR
10. INSURANCE
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million of exposure on a per-occurrence basis, either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits between $1.0 million and $5.0 million per occurrence. To cover general liability losses above these primary limits, we maintain commercial umbrella insurance policies that provide aggregate limits of $200.0 million. Our insurance policies generally cover workers’ compensation losses to the full extent of statutory requirements. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide limits of $75.0 million.

The adequacy of our reserves for workers’ compensation, general liability, automobile liability, and property damage insurance claims is based upon known trends and events and the actuarial estimates of required reserves considering the most recently completed actuarial reports. We use all available information to develop our best estimate of insurance claims reserves as information is obtained.
During the three months ended January 31, 2016, an actuarial review was performed for the majority of our casualty insurance programs and indicated unfavorable developments in our estimates of ultimate losses related to certain general liability, workers’ compensation, and automobile claims.
For our general liability program, claim frequency was generally consistent with our expectations; however, the review identified adverse developments in prior year claims. The adverse developments can be largely attributed to increases in the projected costs to resolve several high exposure claims within our retained limits, coupled with increases in the average incurred cost for our less severe claims.
In addition, our workers’ compensation estimate of ultimate losses was negatively impacted by increases in projected costs for a large population of prior year claims in New York. These claims have been impacted by increases in the statutory benefits paid to the claimants and a slowing of closures in which settlements cannot be quickly attained. In California, we have experienced similar increases in severity for claims and increases in frequency beyond that projected for the 2015 policy year.
The increase in the projected estimates for our automobile liability program was primarily due to significant claim reserve adjustments for a small population of high exposure claims within the 2013 policy year and for increases in frequency experienced in the 2015 policy year.
As a result of this actuarial review, we increased our total reserves for claims related to prior periods by $6.0 million at January 31, 2016. During the third quarter of 2016, comprehensive actuarial evaluations are expected to be completed for our significant programs using recent claims data. We will continue to monitor subsequent developments, which may result in further adjustments to earnings.
We are also self-insured for certain employee medical and dental plans. We retain up to $0.4 million of exposure on a per-participant, per-year basis with respect to claims under our medical plan.
At January 31, 2016 and October 31, 2015, we had insurance claim reserves totaling $392.7 million and $387.4 million, respectively, which include $8.7 million and $8.1 million in reserves, respectively, related to our medical and dental self-insured plans. At each of January 31, 2016 and October 31, 2015, we also had insurance recoverables, which we include in “Other current assets” and “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets, totaling $65.9 million.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	January 31, 2016	October 31, 2015
Standby letters of credit	$121.2	$105.4
Surety bonds	55.9	55.9
Restricted insurance deposits	11.4	11.4
Total	$188.5	$172.7
11. LINE OF CREDIT
On November 30, 2010, we entered into a syndicated credit agreement pursuant to which we obtained an unsecured revolving credit facility (the “Facility”). This credit agreement, as amended from time to time, is referred to as the “Credit Agreement.” The aggregate amount of the Credit Agreement is $800.0 million, and the current maturity date of the Facility is December 11, 2018. At our option, we may increase the size of the Facility to $1.0 billion at any time prior to the expiration date (subject to receipt of commitments for the increased amount from existing and new lenders).
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
The Credit Agreement contains certain leverage and financial covenants that require us to maintain a maximum leverage ratio of 3.25 to 1.0 at the end of each fiscal quarter (except as described below), a minimum fixed charge coverage ratio of 1.50 to 1.0 at any time, and a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholders’ equity beginning on November 30, 2010. In the event of a material acquisition, as defined in the Credit Agreement, we may elect to increase the leverage ratio to 3.50 to 1.0 for a total of four fiscal quarters. In addition, during 2015, we entered into an amendment to our Credit Agreement to update the calculations of certain leverage and financial covenants for changes in our business resulting from our 2020 Vision and to incorporate adjustments with respect to insurance liabilities for periods prior to 2015. As of January 31, 2016, we were in compliance with these covenants.
If an event of default occurs under the Credit Agreement, including certain cross-defaults, insolvency, change in control, or violation of specific covenants, the lenders can terminate or suspend our access to the Facility, declare all amounts outstanding under the Facility (including all accrued interest and unpaid fees) to be immediately due and payable, and require that we cash collateralize the outstanding standby letters of credit.
The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swing line advances, the financing of capital expenditures, and other general corporate purposes, including acquisitions and investments in subsidiaries, subject to certain limitations, where applicable, as set forth in the Credit Agreement. At January 31, 2016, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $286.7 million and $128.8 million, respectively. At October 31, 2015, the total outstanding amounts under the Facility in the form of cash borrowings and standby letters of credit were $158.0 million and $112.9 million, respectively.
At January 31, 2016 and October 31, 2015, we had up to $384.5 million and $529.1 million of borrowing capacity, respectively, under the Facility, the availability of which was subject to, and limited by, compliance with the covenants described above.
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
At January 31, 2016, the amounts recorded in AOCL were insignificant. At October 31, 2015, the amounts recorded in AOCL were $0.1 million ($0.1 million, net of taxes).

12. COMMITMENTS AND CONTINGENCIES
Surety Bonds and Letters of Credit
We use surety bonds and letters of credit to secure certain commitments related to insurance programs and for other purposes. As of January 31, 2016, these surety bonds and letters of credit totaled approximately $395.8 million and $128.8 million, respectively. Included in the total amount of surety bonds is $5.9 million of bonds with an effective date starting after January 31, 2016.
Guarantees
In some instances, we offer certain clients guaranteed energy savings under certain energy savings contracts. At January 31, 2016 and October 31, 2015, total guarantees were $91.5 million and $91.1 million, respectively, and these guarantees extend through 2031 and 2030, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any losses in connection with these guarantees.
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
Legal Matters
We are a party to a variety of actions, proceedings, and legal, administrative, and other inquiries arising in the normal course of business relating to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as a class action on behalf of a purported class of employees. Litigation outcomes are difficult to predict and are often resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. At January 31, 2016, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $11.5 million.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $11 million, which excludes the Augustus and Bucio cases discussed below. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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

We are a defendant in the Davila case. Plaintiffs are three former janitors who have made various allegations of sexual harassment and discrimination, assault and battery, retaliation, wrongful discharge, discrimination based on disability and age, and related claims against ABM, a former co-worker, and a former ABM human resources representative. A mandatory settlement conference took place on January 15, 2016. Following this settlement conference, the parties agreed to a settlement in an amount that is reflected in our accruals for probable litigation losses. We have employment practices liability insurance that covers us for this case, subject to our negotiated retention. We recorded this liability at the gross amount of the settlement and the corresponding insurance recoverable as an asset.

Other

During October 2011, we began an internal investigation into matters relating to compliance with the U.S. Foreign Corrupt Practices Act and our internal policies in connection with services provided by a foreign entity affiliated with a former joint venture partner of The Linc Group, LLC (“Linc”). Such services commenced prior to the acquisition of Linc. As a result of the investigation, we caused Linc to terminate its association with the arrangement. In December 2011, we contacted the U.S. Department of Justice and the SEC to voluntarily disclose the results of our internal investigation to date, and we are cooperating with the government’s investigation. We cannot reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, we do not believe that these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows.
13. COMMON STOCK
On September 2, 2015, our Board of Directors authorized the repurchase of up to $200.0 million shares of our common stock under a new share repurchase program, which replaced a previously authorized repurchase program. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice.
Repurchase Activity

(in millions, except per share amounts)	Three Months Ended January 31, 2016
Total number of shares repurchased	0.4
Average price paid per share	$28.19
Total cash paid for share repurchases(1)	$11.3
(1) At January 31, 2016, authorization for $177.3 million of share repurchases remained under our current share repurchase program.
14. INCOME TAXES
The effective tax rates on income from continuing operations for the three months ended January 31, 2016 and 2015 were 2.3% and 8.3%, respectively. The effective tax rate for the three months ended January 31, 2016 reflects $5.0 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2015, as well as the impact of the 2016 WOTC. The effective tax rate for the three months ended January 31, 2015 reflects the $3.6 million of credits from the retroactive reinstatement of the WOTC for calendar year 2014 and state employment-based tax credits of $1.8 million.

15. SEGMENT INFORMATION
Segment Information
As discussed in Note 4, “Discontinued Operations,” during the fourth quarter of 2015 we sold our Security business, which was previously reported as a reportable segment. This business is now included within discontinued operations for all periods presented, and we have revised our segment results accordingly. As such, we currently have five reportable segments: Janitorial, Facility Services, Parking, Building & Energy Solutions, and Other.
The accounting policies for our segments are the same as those disclosed within our significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies.” Our management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs. Corporate expenses not allocated to segments, include:

•	certain CEO and other finance and human resource departmental costs;

•	certain information technology costs;

•	share-based compensation costs;

•	certain legal costs and settlements;

•	restructuring and related charges;

•	certain adjustments resulting from actuarial developments of self-insurance reserves; and

•	direct acquisition costs.
Financial Information by Reportable Segment

	Three Months Ended January 31,
(in millions)	2016	2015
Revenues:
Janitorial	$685.7	$666.0
Facility Services	158.5	156.2
Parking	162.0	155.7
Building & Energy Solutions	149.8	119.4
Other	112.4	97.2
	$1,268.4	$1,194.5
Operating profit:(1)
Janitorial	$33.7	$34.4
Facility Services	5.1	5.9
Parking	5.0	6.5
Building & Energy Solutions	6.5	1.2
Other	1.7	2.6
Corporate	(35.6)	(32.3)
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(2.5)	(1.5)
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(0.3)	—
	13.6	16.8
Income from unconsolidated affiliates, net	2.4	1.5
Interest expense	(2.7)	(2.7)
Income from continuing operations before income taxes	$13.3	$15.6
(1) In connection with the sale of our Security business, certain general corporate expenses that were previously allocated to Security are now allocated back to Corporate expenses and the Janitorial segment. In addition, certain Corporate expenses that were directly related to the operations of our former Security business have been allocated to discontinued operations. As a result of these allocations, there was a $0.5 million net increase in Janitorial expenses for the three months ended January 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes (“Financial Statements”) and our Annual Report on Form 10-K for the year ended October 31, 2015 (“Annual Report”), which has been filed with the Securities and Exchange Commission (“SEC”). This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may differ materially from those we currently anticipate. See the “Forward-Looking Statements” section for more information. Unless otherwise noted, all information in the MD&A and references to years are based on our fiscal year, which ends on October 31. Our MD&A is comprised of the following sections:

•	Business Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements
Business Overview
ABM is a leading provider of integrated facility solutions, customized by industry, that enable our clients to deliver exceptional facility experiences. In September 2015, following a comprehensive strategic review, we announced a transformation initiative (our “2020 Vision”), which we expect will drive long-term profitable growth and enhance shareholder value. Commencing in the fourth quarter of 2015, we began reorganizing how we deliver our services through an industry-based, go-to-market strategy that initially focuses on five groups: Aviation, Business and Industry, Education, Healthcare, and High Tech. In addition, we divested our Security business during the fourth quarter of 2015. The Security business is now included within discontinued operations for all periods presented, and we have revised our segment results accordingly.
In 2016, in order to execute our 2020 Vision, we will continue to focus on organizational realignment, consistent excellence, cost optimization, and talent development. The elements of this strategy are described below.

•
Organizational Realignment: Aligning our business operations for specific industries and developing custom client solutions will transform us into an integrated, industry-focused company, with a simplified organizational structure and a consolidated shared services model.

•
Consistent Excellence: We are implementing best practices in account management and labor management across the organization, and we are developing a more integrated approach for continuous improvement in our risk and safety programs.

•	Cost Optimization: Leveraging our scale will allow us to manage costs more efficiently and effectively through enhanced procurement management.

•	Talent Development: Creating greater opportunities and career paths for our employees lays the foundation for our future growth.
See “Quarterly Highlights—Restructuring and Related Costs” below for additional details on these initiatives.

Quarterly Highlights
Westway Acquisition
During the first quarter of 2016, we acquired Westway Services Holdings (2014) Ltd. (“Westway”), a provider of technical engineering services to customers in the United Kingdom. This acquisition complements ABM’s existing technical services business and supports our initiative to deliver value-added solutions through the ability to supply mechanical, electrical, and core service lines to our current client base in the United Kingdom. In addition, this acquisition provides the opportunity to cross sell ABM’s services to existing Westway clients. Further, this acquisition is in line with our long-term strategic vision as we can achieve higher margins and deliver greater value to our shareholders through our technical services business.
Restructuring and Related Costs
In the first quarter of 2016, we recorded restructuring and related charges of $7.2 million related to the 2020 Vision initiative. A summary of the pre-tax costs associated with this initiative is as follows:

($ in millions)	Three Months Ended January 31, 2016	Year Ended October 31, 2015	Cumulative
External Support Fees(1)	$4.6	$4.6	$9.2
Employee Severance(2)	1.8	4.7	6.5
Asset Impairment(3)	—	2.6	2.6
Lease Exit and Other(4)	0.8	0.8	1.6
Total	$7.2	$12.7	$19.9
(1) External support fees relate to services provided by Boston Consulting Group in connection with the development of our 2020 Vision.
(2) Employee severance costs relate to the elimination of certain positions identified as part of our 2020 Vision. We expect to generate annualized savings of approximately $10.6 million related to the elimination of these positions. During the three months ended January 31, 2016, we realized $1.3 million in savings, of which $0.9 million were included within our Building & Energy Solutions segment.
(3) In the fourth quarter of 2015, we wrote down an investment in certain proprietary task management software.
(4) Lease exit and other costs primarily relate to costs associated with office consolidations.
We anticipate pre-tax restructuring and related charges ranging from $45 million to $60 million. The majority of these charges will be incurred through the end of 2016 and are primarily for severance and project fees. We estimate the ranges for major types of costs to be incurred as follows: (a) employee severance from $17 million to $20 million; (b) external support fees from $14 million to $19 million; (c) other project fees relating to the 2020 Vision and other costs from $7 million to $8 million; (d) real estate consolidation expenses from $5 million to $10 million; and (e) write-down of certain investments from $2 million to $3 million.
We expect the majority of the organizational benefits to be realized by the end of 2017. The strategy and realignment is expected to be fully implemented by the second half of 2017, and we expect annualized run-rate for operational benefits in the range of $40 million to $50 million.
Work Opportunity Tax Credits
The Work Opportunity Tax Credits (“WOTC”) program is a federal tax credit that provides financial incentives to hire certain targeted employees. In December 2015, the U.S. Congress retroactively extended WOTC between January 1, 2015 and December 31, 2019. During the first quarter of 2016, we benefited from the retroactive reinstatement for the ten months of our fiscal year 2015, which resulted in a reduction to tax expense of $5.0 million for continuing operations and $0.9 million for discontinued operations. The WOTC benefit related to new hires during 2016 is expected to result in a reduction of tax expense of approximately $7 million for continuing operations spread throughout the fiscal year.

Actuarial Insurance Evaluations
We use all available information to develop our best estimate of insurance claims reserves as information is obtained. As such, we use the results of actuarial reviews to estimate our insurance rates and our insurance reserves for future periods as well as to adjust reserves, if appropriate, for prior years. During the third quarter of 2015, our actuarial evaluations showed unfavorable developments in our estimate of ultimate losses related to certain general liability, workers’ compensation, and automobile liability claims. These evaluations indicated that previously estimated decreases in our average claim cost and the anticipated reduction in the total number of claims had not occurred at the pace contemplated in the 2014 actuarial evaluations. As a result, in the third quarter of 2015, we increased our insurance reserves. In addition, we increased the rate used to record our insurance reserves in the current year, resulting in a negative year over year impact on operating profit of $6.9 million, or 0.6%.
During the three months ended January 31, 2016, an actuarial review was performed for the majority of our casualty insurance programs and indicated unfavorable developments in our estimates of ultimate losses related to certain general liability, workers’ compensation, and automobile claims.
For our general liability program, claim frequency was generally consistent with our expectations; however, the review identified adverse developments in prior year claims. The adverse developments can be largely attributed to increases in the projected costs to resolve several high exposure claims within our retained limits, coupled with increases in the average incurred cost for our less severe claims.
In addition, our workers’ compensation estimate of ultimate losses was negatively impacted by increases in projected costs for a large population of prior year claims in New York. These claims have been impacted by increases in the statutory benefits paid to the claimants and a slowing of closures in which settlements cannot be quickly attained. In California, we have experienced similar increases in severity for claims and increases in frequency beyond that projected for the 2015 policy year.
The increase in the projected estimates for our automobile liability program was primarily due to significant claim reserve adjustments for a small population of high exposure claims within the 2013 policy year and for increases in frequency experienced in the 2015 policy year.
As a result of this actuarial review, we increased our total reserves for claims related to prior periods by $6.0 million at January 31, 2016. During the third quarter of 2016, comprehensive actuarial evaluations are expected to be completed for our significant programs using recent claims data. We will continue to monitor subsequent developments, which may result in further adjustments to earnings.

Financial and Operating Summary

•	Revenues increased by $73.9 million or 6.2% during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. Organic revenue increased 3.7%.

•
Operating profit decreased by $3.2 million during the three months ended January 31, 2016 as compared to the three months ended January 31, 2015. The decrease in operating profit was primarily attributable to the negative impact of insurance reserves and restructuring and related costs associated with our 2020 Vision. This decrease was partially offset by strong organic growth and contributions from acquisitions. Additionally, operating profit benefited from an improved contract mix within our Onsite Services businesses as we continue to focus on gaining more profitable work.

•
The effective tax rates on income from continuing operations for the three months ended January 31, 2016 and 2015 were 2.3% and 8.3%, respectively. The effective tax rates were favorably impacted by the retroactive reinstatement of WOTC in both 2016 and 2015. Refer to “Quarterly Highlights—Work Opportunity Tax Credits” above for additional details on these credits.

•
Net cash used in operating activities of continuing operations was $8.2 million during the three months ended January 31, 2016. Typically, our total operating cash flows in the first quarter are lower than in subsequent quarters of the fiscal year. We expect operating activities to provide positive cash flows for 2016.

•	During the three months ended January 31, 2016, we purchased 0.4 million shares of our common stock at an average price of $28.19 per share for a total of $11.3 million.

•	Dividends of $9.2 million were paid to shareholders, and dividends totaling $0.165 per common share were declared during the three months ended January 31, 2016.

•
At January 31, 2016, total outstanding borrowings under our line of credit were $286.7 million, and we had up to $384.5 million borrowing capacity under our line of credit, subject to covenant restrictions.

Results of Operations

Three Months Ended January 31, 2016 Compared with the Three Months Ended January 31, 2015
Consolidated

	Three Months Ended January 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$1,268.4	$1,194.5	$73.9	6.2%
Expenses
Operating	1,146.4	1,073.0	73.4	6.8%
Gross margin	9.6%	10.2%	(0.6)%
Selling, general and administrative	94.8	98.7	(3.9)	(4.0)%
Restructuring and related	7.2	—	7.2	100.0%
Amortization of intangible assets	6.4	6.0	0.4	6.7%
Total expenses	1,254.8	1,177.7	77.1	6.5%
Operating profit	13.6	16.8	(3.2)	(19.0)%
Income from unconsolidated affiliates, net	2.4	1.5	0.9	60.0%
Interest expense	(2.7)	(2.7)	—	—
Income from continuing operations before income taxes	13.3	15.6	(2.3)	(14.7)%
Benefit from (provision for) income taxes	0.3	(1.3)	1.6	NM*
Income from continuing operations	13.6	14.3	(0.7)	(4.9)%
Income from discontinued operations, net of income tax benefit	0.4	3.4	(3.0)	(88.2)%
Net income	$14.0	$17.7	$(3.7)	(20.9)%

*	Not meaningful
Revenues
Revenues increased by $73.9 million, or 6.2%, during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. The increase in revenues was primarily attributable to: (i) organic growth within our Onsite Services businesses, (ii) contract expansion within our Air Serv U.S. operations, (iii) higher technical services revenues within our Building & Energy Solutions segment, and (iv) $29.3 million of incremental revenues from acquisitions.
Operating Expenses
Operating expenses increased by $73.4 million, or 6.8%, during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. Gross margin decreased by 0.6% to 9.6% in the three months ended January 31, 2016 from 10.2% in the three months ended January 31, 2015. The decrease in gross margin was primarily attributable to the unfavorable impact of insurance expense and operational issues at certain clients within our Air Serv business. This decrease was partially offset by better performance within our Onsite Services and Building & Energy Solutions businesses as a result of the expansion of more profitable accounts and the absence of non-recurring operational issues at certain healthcare clients in the prior year quarter.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $3.9 million, or 4.0%, during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. The decrease in selling, general and administrative expenses was primarily related to:

•	the absence of $3.2 million in severance expense related to the departure of our former CEO in the prior year;

•	a $2.7 million decrease in legal fees and settlements costs, including the absence of a $2.3 million legal settlement in the prior year quarter;

•	$0.9 million increase in volume-related and other rebates received; and

•	the absence of $0.7 million in costs associated with the realignment of our Onsite Services operational structure.
This decrease was partially offset by $3.5 million of incremental selling, general and administrative expenses from acquisitions.
Restructuring and Related
In connection with our 2020 Vision, we incurred restructuring and related costs of $7.2 million during the three months ended January 31, 2016. Refer to “Quarterly Highlights—Restructuring and Related Costs” above for additional details on these initiatives.
Income from Unconsolidated Affiliates, Net
Income from unconsolidated affiliates, net, increased by $0.9 million, or 60.0%, during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. The increase was primarily related to higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. Government and international clients.
Benefit from (Provision for) Income Taxes
The effective tax rates on income from continuing operations for the three months ended January 31, 2016 and 2015 were 2.3% and 8.3%, respectively. The effective tax rate for the three months ended January 31, 2016 reflects $5.0 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2015, as well as the impact of the 2016 WOTC. The effective tax rate for the three months ended January 31, 2015 reflects the $3.6 million of credits from the retroactive reinstatement of the WOTC for calendar year 2014 and state employment-based tax credits of $1.8 million. Refer to “Quarterly Highlights—Work Opportunity Tax Credits” above for additional details on these credits.

Segment Information

Our reportable segments consist of: Janitorial, Facility Services, Parking, Building & Energy Solutions, and Other.
Financial Information for Each Reportable Segment

	Three Months Ended January 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues
Janitorial	$685.7	$666.0	$19.7	3.0%
Facility Services	158.5	156.2	2.3	1.5%
Parking	162.0	155.7	6.3	4.0%
Building & Energy Solutions	149.8	119.4	30.4	25.5%
Other	112.4	97.2	15.2	15.6%
	$1,268.4	$1,194.5	$73.9	6.2%
Operating profit:(1)
Janitorial	$33.7	$34.4	$(0.7)	(2.0)%
Operating profit margin	4.9%	5.2%	(0.3)%
Facility Services	5.1	5.9	(0.8)	(13.6)%
Operating profit margin	3.2%	3.8%	(0.6)%
Parking	5.0	6.5	(1.5)	(23.1)%
Operating profit margin	3.1%	4.2%	(1.1)%
Building & Energy Solutions	6.5	1.2	5.3	NM*
Operating profit margin	4.3%	1.0%	3.3%
Other	1.7	2.6	(0.9)	(34.6)%
Operating profit margin	1.5%	2.7%	(1.2)%
Corporate	(35.6)	(32.3)	(3.3)	(10.2)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(2.5)	(1.5)	(1.0)	(66.7)%
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(0.3)	—	(0.3)	(100.0)%
	$13.6	$16.8	$(3.2)	(19.0)%

*	Not meaningful
(1) In connection with the sale of our Security business, certain general corporate expenses that were previously allocated to Security are now allocated back to Corporate expenses and the Janitorial segment. In addition, certain Corporate expenses that were directly related to the operations of our former Security business have been allocated to discontinued operations. As a result of these allocations, there was a $0.5 million net increase in Janitorial expenses for the three months ended January 31, 2015.

Janitorial
	Three Months Ended January 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$685.7	$666.0	$19.7	3.0%
Operating profit	33.7	34.4	(0.7)	(2.0)%
Operating profit margin	4.9%	5.2%	(0.3)%
Janitorial revenues increased by $19.7 million, or 3.0%, during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. The increase was primarily attributable to organic growth driven by expansion of existing accounts, including additional tag revenue.
Operating profit decreased by $0.7 million, or 2.0%, during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. Operating profit margin decreased by 0.3% to 4.9% in the three months ended January 31, 2016 from 5.2% in the three months ended January 31, 2015. The decrease in operating profit margin was primarily attributable to the unfavorable impact of insurance expense and higher compensation expense associated with hiring additional personnel in the second half of 2015 to support selling and safety initiatives. This decrease was partially offset by the impact of higher margin revenue and overall cost control measures.

Facility Services
	Three Months Ended January 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$158.5	$156.2	$2.3	1.5%
Operating profit	5.1	5.9	(0.8)	(13.6)%
Operating profit margin	3.2%	3.8%	(0.6)%
Facility Services revenues increased by $2.3 million, or 1.5%, during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. The increase was primarily attributable to additional tag revenue and the timing of a biannual contractual performance-based award.
Operating profit decreased by $0.8 million, or 13.6%, during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. Operating profit margin decreased by 0.6% to 3.2% in the three months ended January 31, 2016 from 3.8% in the three months ended January 31, 2015. The decrease in operating profit margin was primarily attributable to the unfavorable impact of insurance expense, a reserve established for an outstanding client receivable that is no longer considered probable of collection, and higher legal settlement costs. This decrease was partially offset by the timing of a biannual contractual performance-based award.

Parking
	Three Months Ended January 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$162.0	$155.7	$6.3	4.0%
Operating profit	5.0	6.5	(1.5)	(23.1)%
Operating profit margin	3.1%	4.2%	(1.1)%
Management reimbursement revenues totaled $80.1 million and $77.0 million for the three months ended January 31, 2016 and 2015, respectively.
Parking revenues increased by $6.3 million, or 4.0%, during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. The increase was primarily related to increased scope of work from existing clients and higher management reimbursement revenues.

Operating profit decreased by $1.5 million, or 23.1%, during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. Operating profit margin decreased by 1.1% to 3.1% in the three months ended January 31, 2016 from 4.2% in the three months ended January 31, 2015. The decrease in operating profit margin was primarily attributable to the conversion of some contracts from managed to leased location arrangements. Also negatively impacting operating profit margin was the unfavorable impact of a tax audit and additional insurance expense.

Building & Energy Solutions
	Three Months Ended January 31,
($ in millions)	2016	2015	Increase
Revenues	$149.8	$119.4	$30.4	25.5%
Operating profit	6.5	1.2	5.3	NM*
Operating profit margin	4.3%	1.0%	3.3%

*	Not meaningful
Building & Energy Solutions revenues increased by $30.4 million, or 25.5%, during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. This increase was primarily attributable to incremental revenues from acquisitions of $26.7 million and organic growth from technical service contracts.
Operating profit increased by $5.3 million during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. Operating profit margin increased by 3.3% to 4.3% in the three months ended January 31, 2016 from 1.0% in the three months ended January 31, 2015. The increase in operating profit margin was primarily attributable to higher technical services revenues, which have higher profit margins. We also benefited from the impact of higher equity earnings in unconsolidated affiliates that provide facility solutions to the U.S. Government and international clients, along with a reduction in selling, general and administrative expenses due to both cost control measures and the impact of our 2020 Vision. In addition, the prior year quarter was negatively impacted by non-recurring items at certain healthcare clients, including the settlement of a customer dispute.

Other
	Three Months Ended January 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$112.4	$97.2	$15.2	15.6%
Operating profit	1.7	2.6	(0.9)	(34.6)%
Operating profit margin	1.5%	2.7%	(1.2)%
Revenues from our Other segment increased by $15.2 million, or 15.6%, during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. The increase was primarily driven by higher revenues from lobby agent services, cabin cleaning, and passenger services.
Operating profit decreased by $0.9 million, or 34.6%, during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. Operating profit margin decreased by 1.2% to 1.5% in the three months ended January 31, 2016 from 2.7% in the three months ended January 31, 2015. The decrease in operating profit margin was primarily attributable to the unfavorable impact of insurance expense and a penalty imposed by a regulatory agency. Also negatively impacting operating profit margin was the operations in one region of a large multi-regional contract. We have taken steps to improve the profitability of this contract within the impacted region. This decrease was partially offset by the positive impact of a reduction in general and administrative expenses due to cost control measures.

Corporate
	Three Months Ended January 31,
($ in millions)	2016	2015	Increase
Corporate expenses	$35.6	$32.3	$3.3	10.2%
Corporate expenses increased by $3.3 million, or 10.2%, during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. The increase in corporate expenses was primarily related to:

•	$7.1 million in restructuring and related costs, net of the reversal of share-based compensation expense, in connection with our 2020 Vision; and

•	a $6.0 million increase in self-insurance expense related to prior year claims as a result of an actuarial analysis performed in the three months ended January 31, 2016.
This increase was partially offset by:

•	the absence of $3.2 million in severance expense related to the departure of our former CEO in the prior year;

•	a $3.0 million decrease in legal fees and settlement costs, including the absence of a $2.3 million legal settlement in the prior year quarter;

•	a bonus reversal of $1.3 million for certain incentive plans;

•	$0.9 million increase in volume-related and other rebates received; and

•	the absence of $0.7 million in costs associated with the realignment of our Onsite Services operational structure.

Liquidity and Capital Resources
We project anticipated cash requirements for our operating, investing, and financing needs based on our commitments for operating leases, payroll payments, insurance claims payments, interest payments, legal settlements, and pension funding obligations, among other items. Our investing and financing spending can include payments for acquired businesses, capital expenditures, commitments for capital leases, share repurchases, dividends, and payments on our outstanding indebtedness.
We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under our line of credit, and access to capital markets are sufficient to fund our operating, investing, and financing requirements for the next twelve months. However, there can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized, that future borrowings will be available under our credit facility, or that we will be able to access the capital markets in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

We plan to permanently reinvest our foreign earnings. As a result, we have not provided for federal and state income taxes or foreign withholding taxes that may result if such earnings of our foreign subsidiaries are remitted to the United States of America (“U.S.”). We believe that our cash on hand in the U.S., along with available lines of credit and future domestic cash flows, are sufficient to satisfy our domestic liquidity requirements.
On a continuing basis, we consider various transactions for increasing shareholder value and enhancing our business results, including acquisitions, divestitures, dividend payments, and share repurchases. These transactions may result in future cash proceeds or payments to shareholders.
At January 31, 2016, the total outstanding amounts under our $800.0 million line of credit in the form of cash borrowings and standby letters of credit were $286.7 million and $128.8 million, respectively. At January 31, 2016, we had up to $384.5 million borrowing capacity under our line of credit.
Our ability to draw down available capacity under our line of credit is subject to, and limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. During 2015, we entered into an amendment to our line of credit to update the calculations of certain leverage and financial covenants for changes in our business resulting from our 2020 Vision and to incorporate adjustments with respect to insurance liabilities for periods prior to 2015. Other covenants under our line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of January 31, 2016, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
In the first quarter of 2015, we formed a wholly-owned captive insurance company (“IFM Assurance Company”). The formation of IFM Assurance Company is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk and safety programs and should provide us with increased flexibility in the end-to-end management of our insurance programs. IFM Assurance Company began providing coverage to us as of January 1, 2015. In 2016, we expect that cash tax savings related to coverage provided by IFM Assurance Company will range between $15 million and $20 million.
Share Repurchases
On September 2, 2015, our Board of Directors authorized the repurchase of up to $200.0 million shares of our common stock under a new share repurchase program, which replaced a previously authorized repurchase program. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. During the three months ended January 31, 2016, we purchased 0.4 million shares of our common stock at an average price of $28.19 per share for a total of $11.3 million.

Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash used in operating activities of continuing operations was $8.2 million during the three months ended January 31, 2016. Typically, our total operating cash flows in the first quarter are lower than in subsequent quarters of the fiscal year. We expect operating activities to provide positive cash flows for 2016. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable (including receivables from U.S. Government contracts, which generally have longer collection periods); the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims. The table below summarizes our cash and cash equivalents activity:

	Three Months Ended January 31,
(in millions)	2016	2015
Net cash used in operating activities of continuing operations	$(8.2)	$(26.7)
Net cash used in operating activities of discontinued operations	(23.2)	(5.7)
Net cash used in operating activities	(31.4)	(32.4)

Net cash used in investing activities	(87.6)	(3.6)
Net cash provided by financing activities	119.4	38.1
Operating Activities of Continuing Operations
Net cash used in operating activities of continuing operations decreased by $18.5 million during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. This decrease was primarily related to the timing of client receivable collections and tax payments.
Operating Activities of Discontinued Operations
Net cash used in operating activities of discontinued operations increased by $17.5 million during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. This increase was primarily attributable to $20.6 million in taxes paid in connection with the sale of our Security business.
Investing Activities
Net cash used in investing activities increased by $84.0 million during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. The increase was primarily related to $80.0 million cash paid, net of cash acquired, for the Westway acquisition during the first quarter of 2016.
Financing Activities
Net cash provided by financing activities increased by $81.3 million during the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. The increase was primarily related to an $86.0 million increase in net borrowings from our line of credit to finance the purchase of Westway. This increase was partially offset by an $11.3 million increase in cash used for common stock repurchases.

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

At January 31, 2016, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $11.5 million.

We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. Estimating reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $11 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
In some cases, although a loss is probable or reasonably possible, we cannot reasonably estimate the maximum potential losses for probable matters or the range of losses for reasonably possible matters. Therefore, our accrual for probable losses and our estimated range of loss for reasonably possible losses do not represent our maximum possible exposure.
For additional information about our contingencies, see Note 12, “Commitments and Contingencies,” in the Financial Statements.
Critical Accounting Policies and Estimates
Our accompanying Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.
Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on the Financial Statements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)—Leases (Topic 842).
This ASU improves transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.
		November 1, 2019	We are currently evaluating the impact of implementing this guidance on our Financial Statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	This ASU enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure.	November 1, 2018	While we are currently evaluating the impact of this standard, we do not expect this new guidance to have a material impact on our Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes related to market risk from the disclosures in our Annual Report on Form 10-K for the year ended October 31, 2015.
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
b. Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 12, “Commitments and Contingencies,”  to the Financial Statements in this Form 10-Q.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2015, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 2, 2015, our Board of Directors authorized the repurchase of up to $200.0 million shares of our common stock under a new share repurchase program, which replaced a previously authorized repurchase program. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice.
Repurchase Activity

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
11/1/2015 - 11/30/2015	0.1	$27.52	0.1	$187.8
12/1/2015 - 12/31/2015	0.1	$29.03	0.1	$185.0
1/1/2016 - 1/31/2016	0.2	$27.97	0.2	$177.3
	0.4	$28.19	0.4	$177.3
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit	Exhibit Description
No.
10.1*‡	Form of Change in Control Agreement with Dean A. Chin
10.2*‡	Employment Agreement dated January 16, 2016, with Dean A. Chin.
31.1‡	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract, or arrangement

‡	Indicates filed herewith

†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

March 9, 2016	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 9, 2016	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)