Form 10-Q
period 2016-04-30
ABM INDUSTRIES INC /DE/
filed 2016-06-09
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of June 1, 2016: 55,924,009

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

•
high deductibles for certain insurable risks increase our exposure to volatility associated with those risks, including the possibility that: (i) our risk management and safety programs may not have the intended effect of reducing our insurance costs for casualty programs, and (ii) our insurance reserves may need to be materially adjusted from time to time;

•	the success of our business depends on our ability to preserve our long-term relationships with clients;

•	the success of our business depends on retaining senior management and attracting and retaining qualified personnel;

•	risks related to our acquisition strategy could have a negative impact on our results of operations;

•	intense competition could constrain our ability to gain business and reduce our profitability;

•	increases in costs that we cannot pass through to clients could negatively affect our profitability;

•	negative or unexpected tax consequences could adversely affect our results of operations;

•	expected benefits from our captive insurance company may not be achieved;

•	losses stemming from accidents or other incidents at facilities in which we operate could cause significant damage to our reputation and financial loss;

•	changes in energy prices and government regulations could adversely impact the results of operations of our Building & Energy Solutions business;

•
significant delays or reductions in appropriations for our government contracts may negatively affect our business and could have an adverse effect on our financial position, results of operations, and cash flows;

•	the failure of our joint venture partners to perform their obligations may negatively impact our ability to do business;

•	federal health care reform legislation may adversely affect our business and results of operations;

•	adverse weather conditions may negatively affect our business;

•	centralization of certain administrative functions could increase our exposure to business continuity risks;

•	cyber-security breaches, information technology interruptions, or data losses could expose us to risks;

•	services in areas of military conflict expose us to additional risks;

•	a decline in commercial office building occupancy and rental rates could reduce our revenues and profitability;

•	deterioration in general economic conditions could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition;

•	financial difficulties or bankruptcy of one or more of our clients could adversely affect our operating results;

•	future increases in the level of our debt or in interest rates could adversely affect our results of operations;

•	the ability to fund our operations and pay our debt obligations depends upon our access to cash;

•	goodwill impairment charges could have a material adverse effect on our financial condition and results of operations;

•	impairment of long-lived assets may adversely affect our operating results;

•	class and representative actions and other lawsuits alleging various claims could cause us to incur substantial liabilities;

•	changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations, and financial results;

•	labor disputes could lead to loss of revenues or expense variations;

•	participation in multiemployer pension plans could cause us to incur material liabilities;

•	actions of activist investors could be disruptive, costly, and cause uncertainty about the strategic direction of our business; and

•	disasters or acts of terrorism could disrupt services.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	April 30, 2016	October 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$45.7	$55.5
Trade accounts receivable, net of allowances of $15.9 and $8.6 at April 30, 2016 and October 31, 2015, respectively	736.7	742.9
Prepaid expenses	95.9	68.6
Other current assets	25.1	27.0
Total current assets	903.4	894.0
Other investments	29.5	35.7
Property, plant and equipment, net of accumulated depreciation of $163.4 and $148.7 at April 30, 2016 and October 31, 2015, respectively	73.4	74.0
Other intangible assets, net of accumulated amortization of $162.6 and $149.4 at April 30, 2016 and October 31, 2015, respectively	124.3	111.4
Goodwill	912.5	867.5
Deferred income taxes, net	26.5	34.1
Other noncurrent assets	114.9	114.0
Total assets	$2,184.5	$2,130.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$178.2	$179.1
Accrued compensation	117.1	128.8
Accrued taxes—other than income	35.7	31.6
Insurance claims	90.3	90.0
Income taxes payable	0.6	8.9
Other accrued liabilities	146.3	129.8
Total current liabilities	568.2	568.2
Noncurrent income taxes payable	54.7	53.2
Line of credit	208.9	158.0
Noncurrent insurance claims	304.5	297.4
Other noncurrent liabilities	56.0	46.4
Total liabilities	1,192.3	1,123.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,938,984 and 56,105,761 shares issued and outstanding at April 30, 2016 and October 31, 2015, respectively	0.6	0.6
Additional paid-in capital	264.7	275.5
Accumulated other comprehensive loss, net of taxes	(9.3)	(5.1)
Retained earnings	736.2	736.5
Total stockholders’ equity	992.2	1,007.5
Total liabilities and stockholders’ equity	$2,184.5	$2,130.7

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Revenues	$1,257.1	$1,176.4	$2,525.5	$2,370.9
Expenses
Operating	1,132.4	1,052.6	2,278.7	2,125.6
Selling, general and administrative	97.5	90.6	192.4	189.3
Restructuring and related	8.8	—	16.0	—
Amortization of intangible assets	6.6	6.0	13.0	12.0
Total expenses	1,245.3	1,149.2	2,500.1	2,326.9
Operating profit	11.8	27.2	25.4	44.0
Income from unconsolidated affiliates, net	0.9	2.2	3.3	3.7
Interest expense	(2.4)	(2.5)	(5.1)	(5.2)
Income from continuing operations before income taxes	10.3	26.9	23.6	42.5
Income tax provision	(3.5)	(10.9)	(3.2)	(12.2)
Income from continuing operations	6.8	16.0	20.4	30.3
Net (loss) income from discontinued operations	(2.4)	2.3	(2.0)	5.7
Net income	4.4	18.3	18.4	36.0
Other comprehensive income (loss):
Foreign currency translation	4.1	1.2	(4.4)	(1.7)
Other	0.1	—	0.2	—
Comprehensive income	$8.6	$19.5	$14.2	$34.3
Net income per common share — Basic:
Income from continuing operations	$0.12	$0.28	$0.36	$0.54
(Loss) income from discontinued operations	(0.04)	0.04	(0.04)	0.10
Net income	$0.08	$0.32	$0.32	$0.64
Net income per common share — Diluted:
Income from continuing operations	$0.12	$0.28	$0.36	$0.53
(Loss) income from discontinued operations	(0.04)	0.04	(0.04)	0.10
Net income	$0.08	$0.32	$0.32	$0.63
Weighted-average common and common equivalent shares outstanding
Basic	56.4	56.8	56.5	56.6
Diluted	56.9	57.6	57.0	57.4
Dividends declared per common share	$0.165	$0.160	$0.330	$0.320
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended April 30,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$18.4	$36.0
Net loss (income) from discontinued operations	2.0	(5.7)
Income from continuing operations	20.4	30.3
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	29.2	27.9
Deferred income taxes	8.0	6.0
Share-based compensation expense	7.4	7.8
Provision for bad debt	9.8	—
Discount accretion on insurance claims	0.1	0.1
Gain on sale of assets	(0.1)	(2.2)
Income from unconsolidated affiliates, net	(3.3)	(3.7)
Distributions from unconsolidated affiliates	4.5	4.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	12.4	(11.5)
Prepaid expenses and other current assets	3.4	(1.4)
Other noncurrent assets	(0.9)	(0.1)
Trade accounts payable and other accrued liabilities	(10.7)	(6.4)
Insurance claims	7.3	(6.0)
Income taxes payable	(11.6)	(7.8)
Other noncurrent liabilities	2.6	2.3
Total adjustments	58.1	9.6
Net cash provided by operating activities of continuing operations	78.5	39.9
Net cash used in operating activities of discontinued operations	(22.5)	(0.9)
Net cash provided by operating activities	56.0	39.0
Cash flows from investing activities:
Additions to property, plant and equipment	(15.7)	(13.8)
Proceeds from sale of assets	0.4	4.2
Purchase of businesses, net of cash acquired	(81.0)	(4.2)
Proceeds from redemption of auction rate security	5.0	—
Net cash used in investing activities of continuing operations	(91.3)	(13.8)
Net cash used in investing activities of discontinued operations	(3.1)	(0.1)
Net cash used in investing activities	(94.4)	(13.9)
Cash flows from financing activities:
Proceeds from issuance of share-based compensation awards, net of taxes withheld	2.6	13.5
Incremental tax benefit from share-based compensation awards	0.5	1.2
Repurchases of common stock	(21.5)	(7.9)
Dividends paid	(18.5)	(17.9)
Deferred financing costs paid	(0.1)	(0.3)
Borrowings from line of credit	536.6	457.3
Repayment of borrowings from line of credit	(485.7)	(470.1)
Financing of energy savings performance contracts	10.5	—
Changes in book cash overdrafts	4.8	(5.9)
Repayment of capital lease obligations	(0.6)	(1.3)
Net cash provided by (used in) financing activities	28.6	(31.4)
Net decrease in cash and cash equivalents	(9.8)	(6.3)
Cash and cash equivalents at beginning of year	55.5	36.7
Cash and cash equivalents at end of period	$45.7	$30.4
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. THE COMPANY AND NATURE OF OPERATIONS
ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of integrated facility solutions, customized by industry, that enable our clients to deliver exceptional customer experiences. ABM’s comprehensive capabilities include commercial cleaning, electrical, energy solutions, facilities engineering, HVAC, landscaping, parking, and services in support of airport operations. We provide custom facility solutions in urban, suburban, and rural areas to properties of all sizes—from schools and commercial buildings to airports, hospitals, and manufacturing plants.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of our management, our unaudited consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of the results for the full year. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (“Annual Report”). Unless otherwise noted, all references to years are to our fiscal year, which ends on October 31.
Rounding
We round amounts in the Financial Statements to millions and calculate all percentages and per-share data from the underlying whole-dollar amounts. As a result, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.
Adoption of New Accounting Pronouncement
During the first quarter of 2016, we early adopted Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, on a retrospective basis. As a result, all deferred tax assets and liabilities are now classified as noncurrent on our consolidated balance sheets.
Prior Year Reclassifications

(in millions)	Previously Reported October 31, 2015	Adjustment	Revised October 31, 2015
Deferred income tax asset, net (current)	$53.2	$(53.2)	$—
Deferred income tax liability, net (noncurrent)	$19.1	$(19.1)	$—
Deferred income tax asset, net (noncurrent)	$—	$34.1	$34.1
In addition, we reclassified prior year amounts throughout the Financial Statements to conform to the current year presentation of discontinued operations. See Note 4, “Discontinued Operations,” for more information.

Parking Revenue Presentation
Our Parking business operates certain parking facilities under managed location arrangements. Under these arrangements, we manage the parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. These revenues and expenses are reported in equal amounts for costs reimbursed from our managed locations.
Management Reimbursement Revenues

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2016	2015	2016	2015
Management reimbursement revenues	$82.5	$75.1	$162.6	$152.1
3. RESTRUCTURING AND RELATED COSTS
On September 2, 2015, our Board of Directors approved a comprehensive strategy intended to have a positive transformative effect on ABM (the “2020 Vision”). As part of the 2020 Vision, we identified a number of key priorities to differentiate ABM in the marketplace, improve our margin profile, and accelerate revenue growth. We also reviewed all service lines and investments to assess whether ABM was positioned to continue to competitively offer value-added services to clients over the long term.
Reconciliation of Restructuring and Related Cost Accrual

(in millions)	External Support Fees	Employee Severance	Lease Exit and Other	Total
Balance, November 1, 2015	$2.1	$4.3	$0.2	$6.6
Costs recognized – first quarter(1)(2)	4.6	1.8	0.8	7.2
Costs recognized – second quarter(1)(2)	4.5	3.7	0.6	8.8
Payments	(7.6)	(3.8)	(1.0)	(12.4)
Balance, April 30, 2016	$3.6	$6.0	$0.6	$10.3
(1) From inception of our 2020 Vision in the fourth quarter of 2015, we have incurred cumulative restructuring and related charges of $28.7 million, consisting of external support fees of $13.7 million, employee severance costs of $10.3 million, asset impairment costs of $2.6 million, and lease exit and other costs of $2.2 million.
(2) The results by segment exclude these costs, consistent with the manner in which our management evaluates the performance of each reportable segment based on its respective operating profit results. These costs are included within Corporate expenses. See Note 15, “Segment Information,” for more information.

4. DISCONTINUED OPERATIONS
On October 26, 2015, in connection with our 2020 Vision, we sold substantially all of the assets of our Security business to Universal Protection Service, LP (“UPS”) for cash proceeds of $131.0 million, subject to a working capital adjustment. In the second quarter of 2016, the working capital adjustment related to the sale was finalized, resulting in a payment to UPS of $3.1 million. As such, we reduced the gain on sale recorded in the fourth quarter of 2015 by the amount of this adjustment.
Summarized Results of Operations and Cash Flows from Discontinued Operations

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2016	2015	2016	2015
Revenues	$—	$93.7	$—	$188.6
Expenses(1)	0.8	90.1	1.8	182.6
Working capital adjustment to previously recorded gain	3.1	—	3.1	—
(Loss) income from discontinued operations before income taxes(2)	(3.9)	3.6	(4.9)	6.0
Income tax benefit (provision)(3)	1.5	(1.3)	2.8	(0.3)
Net (loss) income from discontinued operations	$(2.4)	$2.3	$(2.0)	$5.7

Net cash used in operating activities of discontinued operations(4)			$(22.5)	$(0.9)
(1) Consists of amounts that were directly related to the operations of our former Security business, including certain costs that were previously recorded in Corporate expenses. In addition, certain general corporate expenses that were previously allocated to Security are now allocated back to Corporate expenses and the Janitorial segment. Refer to Note 15, “Segment Information,” for further information.
(2) Discontinued operations includes both costs related to ongoing legal cases and insurance reserves associated with our former Security business. We will continue to reflect these types of costs within discontinued operations in future periods. Refer to Note 12, “Commitments and Contingencies,” and Note 10, “Insurance,” for further information.
(3) For the six months ended April 30, 2016, the income tax benefit includes the retroactive reinstatement of the Work Opportunity Tax Credits (“WOTC”).
(4) During the first quarter of 2016, we paid $20.6 million in taxes in connection with the sale of our Security business.
5. ACQUISITIONS
2016 Acquisitions
Effective December 1, 2015, we acquired all of the outstanding stock of Westway Services Holdings (2014) Ltd. (“Westway”), a provider of technical engineering services to customers in the United Kingdom, for a purchase price of $81.0 million.
We accounted for this acquisition under the acquisition method of accounting. Accordingly, we allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values, and recorded the excess of the purchase price as goodwill. As of April 30, 2016, the valuation of the intangible assets was incomplete. As such, the purchase price allocation reflects preliminary amounts of net assets acquired, including other intangible assets. These net assets are subject to adjustments within the measurement period, which is not to exceed one year from the acquisition date.
We recorded preliminary goodwill of $45.1 million, which is primarily attributable to projected long-term margin improvement through expansion of our technical services business to new and existing clients in the United Kingdom. Goodwill also reflects our identification of buyer-specific synergies that we anticipate will be realized by the reduction of duplicative positions, back office functions, professional fees, and other services. The goodwill associated with this acquisition is not deductible for tax purposes.
As of December 1, 2015, the operations of Westway are included in our Building & Energy Solutions segment.

2015 Acquisitions
Effective May 1, 2015, we acquired certain assets and assumed certain liabilities of CTS Services/Facility Support Services (“CTS”), a provider of HVAC services and energy solutions in government, commercial, and industrial buildings, for a purchase price of $18.8 million. The purchase price includes $3.8 million of contingent consideration that is based on the expected achievement of certain pre-established revenue goals. See Note 7, “Fair Value of Financial Instruments,” regarding the valuation of the contingent consideration liability. As of May 1, 2015, the operations of CTS are included in our Building & Energy Solutions segment.
Pro Forma and Other Supplemental Financial Information
Pro forma and other supplemental financial information is not presented for these acquisitions, as they are not considered material business combinations.
6. NET INCOME PER COMMON SHARE
Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Income from continuing operations	$6.8	$16.0	$20.4	$30.3
Net (loss) income from discontinued operations	(2.4)	2.3	(2.0)	5.7
Net income	$4.4	$18.3	$18.4	$36.0

Weighted-average common and common equivalent shares outstanding — Basic	56.4	56.8	56.5	56.6
Effect of dilutive securities:
Restricted stock units	0.2	0.4	0.2	0.3
Stock options	0.2	0.3	0.2	0.3
Performance shares	0.1	0.1	0.1	0.2
Weighted-average common and common equivalent shares outstanding — Diluted	56.9	57.6	57.0	57.4

Net income per common share — Basic:
Income from continuing operations	$0.12	$0.28	$0.36	$0.54
(Loss) income from discontinued operations	(0.04)	0.04	(0.04)	0.10
Net income	$0.08	$0.32	$0.32	$0.64

Net income per common share — Diluted:
Income from continuing operations	$0.12	$0.28	$0.36	$0.53
(Loss) income from discontinued operations	(0.04)	0.04	(0.04)	0.10
Net income	$0.08	$0.32	$0.32	$0.63
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2016	2015	2016	2015
Anti-dilutive	—	0.1	0.2	0.2

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Hierarchy of Our Financial Instruments

		Fair Value
(in millions)	Fair Value Hierarchy	April 30, 2016	October 31, 2015
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan(1)	1	$4.8	$5.3
Investments in auction rate securities(2)	3	8.0	13.0
Interest rate swap(3)	2	0.1	—
Other select financial assets
Cash and cash equivalents(4)	1	45.7	55.5
Insurance deposits(5)	1	11.4	11.4

Financial liabilities measured at fair value on a recurring basis
Interest rate swaps(3)	2	—	0.1
Contingent consideration liability(6)	3	5.2	5.2
Other select financial liability
Line of credit(7)	2	208.9	158.0
(1) Represents investments held in a Rabbi trust associated with one of our deferred compensation plans, which we include in “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices.
(2) For investments in auction rate securities, the fair value was based on discounted cash flow valuation models, primarily utilizing unobservable inputs. These amounts are included in “Other investments” on the accompanying unaudited consolidated balance sheets. See Note 9, “Auction Rate Securities,” for further information.
(3) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. For 2016 the interest rate swap was included in “Other noncurrent assets,” and for 2015 the interest rate swaps were included in “Other accrued liabilities” on the accompanying unaudited consolidated balance sheets. See Note 11, “Line of Credit,” for more information.
(4) Cash and cash equivalents are stated at nominal value, which equals fair value.
(5) Represents restricted insurance deposits that are used to collateralize our insurance obligations and are stated at nominal value, which equals fair value. These insurance deposits are included in “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets. See Note 10, “Insurance,” for further information.
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

During the six months ended April 30, 2016, we had no transfers of assets or liabilities between any of the above hierarchy levels.
8. ADVANCES TO JOINT VENTURES
We make various advances to our unconsolidated joint ventures to provide working capital for the joint ventures’ operations, which are not collateralized, do not carry interest, and have no specific repayment terms. At each of April 30, 2016 and October 31, 2015, the aggregate amount of these advances was $1.1 million. These amounts are included in “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets.
9. AUCTION RATE SECURITIES
At October 31, 2015, we held investments in auction rate securities from three different issuers that had an aggregate original principal amount of $15.0 million and an amortized cost and fair value of $13.0 million. During the second quarter of 2016, one of our auction rate securities was redeemed by the issuer at its par value of $5.0 million. No gain or loss was recognized upon its redemption.
At April 30, 2016, the two remaining auction rate securities had an aggregate original principal amount of $10.0 million and an amortized cost and fair value of $8.0 million. These two auction rate securities are debt instruments with stated maturities in 2036 and 2050. The interest rates for these securities are designed to be reset through Dutch auctions approximately every thirty days, but auctions for these securities have not occurred since August 2007.
At April 30, 2016 and October 31, 2015, there were no unrealized gains or losses on our auction rate securities included in accumulated other comprehensive loss, net of taxes (“AOCL”), and the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.
Significant Assumptions Used to Determine the Fair Values of Our Auction Rate Securities

Assumption	April 30, 2016	October 31, 2015
Discount rates	L + 0.51% – L + 1.66%	L + 0.38% – L + 2.13%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
L – One Month LIBOR
10. INSURANCE
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million of exposure on a per-occurrence basis, either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits ranging between $1.0 million and $5.0 million per occurrence. To cover general liability and automobile liability losses above these primary limits, we maintain commercial umbrella insurance policies that provide aggregate limits of $200.0 million. Our insurance policies generally cover workers’ compensation losses to the full extent of statutory requirements. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide per occurrence limits of $75.0 million.
The adequacy of our reserves for workers’ compensation, general liability, automobile liability, and property damage insurance claims is based upon known trends and events and the actuarial estimates of required reserves considering the most recently completed actuarial reports. We use all available information to develop our best estimate of insurance claims reserves as information is obtained.
During the three months ended January 31, 2016, an actuarial review was performed for the majority of our casualty insurance programs that indicated unfavorable developments in our estimates of ultimate losses related to certain general liability, workers’ compensation, and automobile liability claims, as described below. This review considered all changes made to claims reserves and claim payment activity for the period commencing May 1, 2015 and ending October 31, 2015 (the “Review Period”). We performed this review for all policy years in which open claims existed.
For our general liability program, claim frequency was generally consistent with our expectations. However, the actuarial review identified adverse developments in prior year claims. The adverse developments can be largely attributed to increases in the projected costs to resolve several high exposure claims within our retained limits. Also contributing to the increase in projected estimates was a higher than expected average incurred cost for our less severe claims observed during the Review Period.
Our workers’ compensation estimate of ultimate losses was negatively impacted by increases in projected costs for a significant number of prior year claims in New York. These claims have been impacted by increases in statutory benefits and a slowing of claims closures observed during the Review Period. In California, we experienced increases in severity of claims and in frequency of claims beyond that previously projected.
For our automobile liability program, the increase in the projected estimates was primarily associated with significant claim reserve adjustments for a small population of high exposure claims within the 2013 policy year. Also contributing to the increase in projected estimates was an increase in claims frequency in the 2015 policy year observed during the Review Period.
As a result of these developments in our casualty insurance programs, we increased our reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported (“IBNR”) claims. As a result of this actuarial review, we increased our reserves for claims related to prior periods by $6.0 million at January 31, 2016. As we continue to see a similar trend in adverse developments, we increased our reserves by an additional $6.0 million, resulting in a total increase to our reserves for claims related to prior periods of $12.0 million at April 30, 2016.
During the third quarter of 2016, we expect to complete comprehensive actuarial evaluations for our significant insurance programs using recent claims data. We will continue to monitor claims developments, which may result in further adjustments to our reserves.
We are also self-insured for certain employee medical and dental plans. We retain up to $0.4 million of exposure on a per-participant, per-year basis with respect to claims under our medical plan.
At April 30, 2016 and October 31, 2015, we had insurance claim reserves totaling $394.8 million and $387.4 million, respectively, which include $7.5 million and $8.1 million in reserves, respectively, related to our medical and dental self-insured plans. At April 30, 2016 and October 31, 2015, we also had insurance recoverables, which we include in “Other current assets” and “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets, totaling $66.0 million and $65.9 million, respectively.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	April 30, 2016	October 31, 2015
Standby letters of credit	$120.1	$105.4
Surety bonds	55.9	55.9
Restricted insurance deposits	11.4	11.4
Total	$187.4	$172.7

11. LINE OF CREDIT
On November 30, 2010, we entered into a syndicated credit agreement pursuant to which we obtained an unsecured revolving credit facility (the “Facility”). This credit agreement, as amended from time to time, is referred to as the “Credit Agreement.” We can borrow up to $800.0 million under our Credit Agreement and we have the option to increase the size of the Facility to $1.0 billion at any time prior to the December 11, 2018 expiration date (subject to receipt of commitments for the increased amount from existing and new lenders).
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
The Credit Agreement contains certain financial covenants that require us to maintain a maximum leverage ratio of 3.25 to 1.0 at the end of each fiscal quarter (except as described below), a minimum fixed charge coverage ratio of 1.50 to 1.0 at any time, and a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholders’ equity beginning on November 30, 2010. In the event of a material acquisition, as defined in the Credit Agreement, we may elect to increase the leverage ratio to 3.50 to 1.0 for a total of four fiscal quarters. As of April 30, 2016, we were in compliance with these covenants.
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
Facility Information

(in millions)	April 30, 2016	October 31, 2015
Cash borrowings	$208.9	$158.0
Standby letters of credit	127.6	112.9
Borrowing capacity(1)	463.5	529.1
(1)Availability of our borrowing capacity is subject to, and limited by, compliance with the covenants described above.
Interest Rate Swaps
We enter into interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings under our Facility. Under these arrangements, we typically pay a fixed interest rate in exchange for LIBOR-based variable interest throughout the life of the agreement.
During the second quarter of 2016, several interest rate swaps matured that had an underlying aggregate notional amount of $155.0 million. During April and May 2016, we entered into three new interest rate swap agreements with an underlying aggregate notional amount of $105.0 million, a fixed interest rate of 1.05%, and effective dates of April 7, 2016 and May 11, 2016. These swaps were designated and accounted for as cash flow hedges from inception and mature on April 7, 2021 and May 11, 2021.
We recognize interest rate swaps on the accompanying unaudited consolidated balance sheets at fair value. The fair value of our interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. See Note 7, “Fair Value of Financial Instruments,” for more information.
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
At April 30, 2016 and October 31, 2015, the net unrealized gains and losses recorded in AOCL were $0.1 million, respectively.
12. COMMITMENTS AND CONTINGENCIES
Surety Bonds and Letters of Credit
We use surety bonds and letters of credit to secure certain commitments related to insurance programs and for other purposes. As of April 30, 2016, these surety bonds and letters of credit totaled $391.5 million and $127.6 million, respectively. Included in the total amount of surety bonds is $0.7 million of bonds with an effective date starting after April 30, 2016.
Guarantees
In some instances, we offer certain clients guaranteed energy savings under certain energy savings contracts. At April 30, 2016 and October 31, 2015, total guarantees were $96.1 million and $90.5 million, respectively, and these guarantees extend through 2031 and 2030, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
In connection with an unconsolidated joint venture in which one of our subsidiaries has a 33% ownership interest, that subsidiary and the other joint venture partners have each jointly and severally guaranteed the obligations of the joint venture to perform under certain contracts extending through 2018. Annual revenues relating to the underlying contracts are approximately $35.0 million. Should the joint venture be unable to perform under these contracts, the joint venture partners would be jointly and severally liable for any losses incurred by the client due to the failure to perform.
Legal Matters
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as a class action on behalf of a class or purported class of employees.
At April 30, 2016, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $11.4 million. Litigation outcomes are difficult to predict and the estimation of probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. There is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipated.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $14 million, which excludes the Augustus and Bucio cases discussed below. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
Certain Legal Proceedings

Certain pending lawsuits to which we are a party are discussed below. In determining whether to include any particular lawsuit or other proceeding, we consider both quantitative and qualitative factors. These factors include, but are not limited to: the amount of damages and the nature of any other relief sought in the proceeding; if such damages and other relief are specified, our view of the merits of the claims; whether the action is or purports to be a class action, and our view of the likelihood that a class will be certified by the court; the jurisdiction in which the proceeding is pending; and the potential impact of the proceeding on our reputation.

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
We are a defendant in the Davila case. Plaintiffs are three former janitors who have made various allegations of sexual harassment and discrimination, assault and battery, retaliation, wrongful discharge, discrimination based on disability and age, and related claims against ABM, a former co-worker, and a former ABM human resources representative. Following a settlement conference during the first quarter of 2016, the parties agreed to a settlement in an amount that is reflected in our accruals for probable litigation losses. We have employment practices liability insurance that covers us for this case, subject to our negotiated retention. We recorded this liability at the gross amount of the settlement and the corresponding insurance recoverable as an asset. During the three months ended April 30,

2016, we received the insurance proceeds, which were net of our negotiated retention. The settlement amount was paid after April 30, 2016.
Other
During October 2011, we began an internal investigation into matters relating to compliance with the U.S. Foreign Corrupt Practices Act and our internal policies in connection with services provided by a foreign entity affiliated with a former joint venture partner of The Linc Group, LLC (“Linc”). Such services commenced prior to the acquisition of Linc. As a result of the investigation, we caused Linc to terminate its association with the arrangement. In December 2011, we contacted the U.S. Department of Justice and the Securities and Exchange Commission to voluntarily disclose the results of our internal investigation to date, and we are cooperating with the government’s investigation. We cannot reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, we do not believe that these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows.
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
Repurchase Activity

	Six Months Ended April 30,
(in millions, except per share amounts)	2016(1)	2015(2)
Total number of shares repurchased	0.7	0.3
Average price paid per share	$29.82	$31.92
Total cash paid for share repurchases	$21.5	$10.0
(1) At April 30, 2016, authorization for $167.1 million of repurchases remained under our share repurchase program.
(2) Includes $2.1 million of cash paid for share repurchases that settled subsequent to April 30, 2015.
14. INCOME TAXES
Our quarterly provision for income taxes is calculated using an estimated annual effective income tax rate, adjusted for discrete items that occur during the reporting period.

	Three Months Ended April 30,		Six Months Ended April 30,
	2016(1)	2015	2016(2)	2015(3)
Effective tax rate on income from continuing operations	34.2%	40.6%	13.6%	28.7%
(1) The effective tax rate for the three months ended April 30, 2016 was lower than the rate for the three months ended April 30, 2015 primarily due to the positive impact of the 2016 WOTC.
(2) Reflects $4.8 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2015, as well as the impact of the 2016 WOTC.
(3) Reflects $3.6 million of credits from the retroactive reinstatement of the WOTC for calendar year 2014 and state employment-based tax credits of $1.8 million.

15. SEGMENT INFORMATION
During the fourth quarter of 2015, we sold our Security business, which was previously a separate reportable segment. This business is now included within discontinued operations for all periods presented, and we have revised our segment results accordingly. Refer to Note 4, “Discontinued Operations,” for further information. We currently have five reportable segments: Janitorial, Facility Services, Parking, Building & Energy Solutions, and Other.
The accounting policies for our segments are the same as those disclosed within our significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies.” Our management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs. Corporate expenses not allocated to segments include:

•	certain CEO and other finance and human resource departmental costs;

•	certain information technology costs;

•	share-based compensation costs;

•	certain legal costs and settlements;

•	restructuring and related charges;

•	certain adjustments resulting from actuarial developments of self-insurance reserves; and

•	direct acquisition costs.
Financial Information by Reportable Segment

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2016	2015	2016	2015
Revenues:
Janitorial	$686.4	$659.5	$1,372.1	$1,325.5
Facility Services	143.0	145.8	301.4	302.0
Parking	164.6	153.5	326.7	309.2
Building & Energy Solutions	153.1	121.5	302.9	240.9
Other	110.0	96.1	222.3	193.3
	$1,257.1	$1,176.4	$2,525.5	$2,370.9
Operating profit:(1)
Janitorial	$34.8	$39.3	$68.5	$73.7
Facility Services	6.9	6.6	12.0	12.5
Parking	6.3	6.7	11.3	13.2
Building & Energy Solutions	2.9	3.2	9.4	4.4
Other	3.5	3.0	5.2	5.6
Corporate	(41.0)	(29.4)	(76.6)	(61.7)
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(0.8)	(2.2)	(3.3)	(3.7)
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(0.9)	—	(1.1)	—
	11.8	27.2	25.4	44.0
Income from unconsolidated affiliates, net	0.9	2.2	3.3	3.7
Interest expense	(2.4)	(2.5)	(5.1)	(5.2)
Income from continuing operations before income taxes	$10.3	$26.9	$23.6	$42.5
(1) In connection with the sale of our Security business, certain general corporate expenses that were previously allocated to Security are now allocated back to Corporate expenses and the Janitorial segment. In addition, certain Corporate expenses that were directly related to the operations of our former Security business have been allocated to discontinued operations. The net impact of these changes is as follows:

	Three Months Ended April 30,	Six Months Ended April 30,
(in millions)	2015	2015
Janitorial	(0.6)	(1.1)
Corporate	(0.4)	(0.4)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes (“Financial Statements”) and our Annual Report on Form 10-K for the year ended October 31, 2015 (“Annual Report”), which has been filed with the Securities and Exchange Commission (“SEC”). This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may differ materially from those we currently anticipate. See “Forward-Looking Statements” for more information. Throughout the MD&A, amounts and percentages may not recalculate due to rounding. Unless otherwise noted, all information in the MD&A and references to years are based on our fiscal year, which ends on October 31. Our MD&A is comprised of the following sections:

•	Business Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements
Business Overview
ABM is a leading provider of integrated facility solutions, customized by industry, that enable our clients to deliver exceptional customer experiences. In September 2015, following a comprehensive strategic review, we announced a transformation initiative (our “2020 Vision”), which we expect will drive long-term profitable growth and enhance shareholder value. During the fourth quarter of 2015, we launched our 2020 Vision and began to reorganize how we deliver services. We are pursuing an industry-based, go-to-market strategy that focuses on five groups: Aviation, Business and Industry, Education, Healthcare, and High Tech. Our technical services business complements these industry groups and supports our initiative to deliver value-added solutions through the ability to supply mechanical, electrical, and core services. In addition, we divested our Security business during the fourth quarter of 2015. The Security business is now included within discontinued operations for all periods presented, and we have revised our segment results accordingly.
In 2016, we will continue to execute our multi-phased 2020 Vision by focusing on organizational realignment, consistent excellence, cost optimization, and talent development. The elements of this strategy are described below.

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
See “2016 Highlights—2020 Vision Restructuring” below for additional details on these initiatives.

2016 Highlights
2020 Vision Restructuring
In connection with the execution of our 2020 Vision, we anticipate pre-tax restructuring and related charges ranging from $45 million to $60 million. We expect these costs to consist of employee severance from $17 million to $20 million, external support fees from $14 million to $19 million, other project fees from $7 million to $8 million, lease exit costs related to real estate consolidation from $5 million to $10 million, and the write-down of certain investments from $2 million to $3 million. We anticipate that the majority of these charges will be incurred through the end of 2016. The following table represents costs incurred during the three and six months ended April 30, 2016 and cumulative costs incurred from inception of our 2020 Vision in the fourth quarter of 2015.

(in millions)	Three Months Ended April 30, 2016	Six Months Ended April 30, 2016	Cumulative
External Support Fees	$4.5	$9.1	$13.7
Employee Severance	3.7	5.5	10.3
Asset Impairment	—	—	2.6
Lease Exit and Other	0.6	1.4	2.2
Total	$8.8	$16.0	$28.7
Our 2020 Vision is expected to be fully implemented by the second half of 2017. As a result, we are anticipating an annualized run-rate for operational benefits in the range of $40 million to $50 million by the end of 2017. During the six months ended April 30, 2016, we realized $6.2 million of savings in connection with this initiative.
Westway Acquisition
During the first quarter of 2016, we acquired Westway Services Holdings (2014) Ltd. (“Westway”), a provider of technical engineering services to customers in the United Kingdom. This acquisition complements ABM’s existing technical services business and supports our initiative to deliver value-added solutions through the ability to supply mechanical, electrical, and core service lines to our current client base in the United Kingdom. In addition, this acquisition provides the opportunity to cross sell ABM’s services to existing Westway clients. Further, this acquisition is in line with our long-term strategic vision as we believe we can achieve higher margins and deliver greater value to our shareholders through our technical services business.
Work Opportunity Tax Credits
The Work Opportunity Tax Credits (“WOTC”) program is a federal tax credit that provides financial incentives to hire certain targeted employees. In December 2015, the U.S. Congress retroactively reinstated and extended WOTC for the five-year period commencing January 1, 2015 and extending through December 31, 2019. During the first quarter of 2016, we benefited from the retroactive reinstatement for ten months of our fiscal year 2015, as it reduced our tax expense by $4.8 million for continuing operations. The WOTC benefit related to new hires during 2016 is expected to result in a reduction of tax expense of approximately $7 million throughout the fiscal year.
Actuarial Insurance Reviews and Evaluations
ABM uses all information available to develop our best estimate of insurance claims reserves. The results of actuarial reviews are used to estimate our insurance rates and our insurance reserves for future periods and to adjust reserves, if appropriate, for prior years.
During the third quarter of 2015, our actuarial evaluations showed unfavorable developments in our estimate of ultimate losses related to certain general liability, workers’ compensation, and automobile liability claims. These evaluations indicated that previously estimated decreases in our average claim cost and the anticipated reduction in the total number of claims had not occurred at the pace contemplated in the 2014 actuarial evaluations. As a result, in the third quarter of 2015, we increased our insurance reserves. In addition, we increased the rate used to record our insurance reserves in the current year. During the three and six months ended April 30, 2016, these increases resulted in higher insurance expense of $7.1 million and $14.0 million, respectively, which impacted operating profit margin by 0.6%.

During the three months ended January 31, 2016, an actuarial review was performed for the majority of our casualty insurance programs that indicated unfavorable developments in our estimates of ultimate losses related to certain general liability, workers’ compensation, and automobile liability claims, as described below. This review considered all changes made to claims reserves and claim payment activity for the period commencing May 1, 2015 and ending October 31, 2015 (the “Review Period”). We performed this review for all policy years in which open claims existed.
For our general liability program, claim frequency was generally consistent with our expectations. However, the actuarial review identified adverse developments in prior year claims. The adverse developments can be largely attributed to increases in the projected costs to resolve several high exposure claims within our retained limits. Also contributing to the increase in projected estimates was a higher than expected average incurred cost for our less severe claims observed during the Review Period.
Our workers’ compensation estimate of ultimate losses was negatively impacted by increases in projected costs for a significant number of prior year claims in New York. These claims have been impacted by increases in statutory benefits and a slowing of claims closures observed during the Review Period. In California, we experienced increases in severity of claims and in frequency of claims beyond that previously projected.
For our automobile liability program, the increase in the projected estimates was primarily associated with significant claim reserve adjustments for a small population of high exposure claims within the 2013 policy year. Also contributing to the increase in projected estimates was an increase in claims frequency in the 2015 policy year observed during the Review Period.
As a result of these developments in our casualty insurance programs, we increased our reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported (“IBNR”) claims. As a result of this actuarial review, we increased our reserves for claims related to prior periods by $6.0 million at January 31, 2016. As we continue to see a similar trend in adverse developments, we increased our reserves by an additional $6.0 million, resulting in a total increase to our reserves for claims related to prior periods of $12.0 million at April 30, 2016.
During the third quarter of 2016, we expect to complete comprehensive actuarial evaluations for our significant insurance programs using recent claims data. We will continue to monitor claims developments, which may result in further adjustments to our reserves.
Financial and Operating Summary

•	Revenues increased by $80.7 million, or 6.9%, during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. Organic revenue increased 4.0%.

•
Operating profit decreased by $15.4 million during the three months ended April 30, 2016 as compared to the three months ended April 30, 2015. The decrease in operating profit is primarily attributable to higher insurance and restructuring related expenses as well as one more working day during the quarter. This decrease was partially offset by the expansion of more profitable accounts within our Onsite Services businesses, higher revenue contribution from our technical services business, and savings from our 2020 Vision.

•
The effective tax rates on income from continuing operations for the three months ended April 30, 2016 and 2015 were 34.2% and 40.6%, respectively. The 2016 effective tax rate was favorably impacted by the WOTC. Refer to “2016 Highlights—Work Opportunity Tax Credits” above for additional details on these credits.

•	Net cash provided by operating activities of continuing operations was $78.5 million during the six months ended April 30, 2016.

•	During the three months ended April 30, 2016, we purchased 0.3 million shares of our common stock at an average price of $31.84 per share for a total of $10.2 million.

•	Dividends of $18.5 million were paid to shareholders, and dividends totaling $0.330 per common share were declared during the six months ended April 30, 2016.

•
At April 30, 2016, total outstanding borrowings under our line of credit were $208.9 million, and we had up to $463.5 million borrowing capacity under our line of credit, subject to covenant restrictions.

Results of Operations

Three Months Ended April 30, 2016 Compared with the Three Months Ended April 30, 2015
Consolidated

	Three Months Ended April 30,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$1,257.1	$1,176.4	$80.7	6.9%
Expenses
Operating	1,132.4	1,052.6	79.8	7.6%
Gross margin	9.9%	10.5%	(0.6)%
Selling, general and administrative	97.5	90.6	6.9	7.7%
Restructuring and related	8.8	—	8.8	100.0%
Amortization of intangible assets	6.6	6.0	0.6	11.1%
Total expenses	1,245.3	1,149.2	96.1	8.4%
Operating profit	11.8	27.2	(15.4)	(56.7)%
Income from unconsolidated affiliates, net	0.9	2.2	(1.3)	(59.6)%
Interest expense	(2.4)	(2.5)	0.1	5.1%
Income from continuing operations before income taxes	10.3	26.9	(16.6)	(61.7)%
Income tax provision	(3.5)	(10.9)	7.4	67.8%
Income from continuing operations	6.8	16.0	(9.2)	(57.6)%
Net (loss) income from discontinued operations	(2.4)	2.3	(4.7)	NM*
Net income	$4.4	$18.3	$(13.9)	(76.1)%

*	Not meaningful
Revenues
Revenues increased by $80.7 million, or 6.9%, during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. The increase in revenues was primarily attributable to: (i) organic growth within our Onsite Services businesses, (ii) higher technical services revenues within our Building & Energy Solutions segment, (iii) contract expansion within our Air Serv U.S. operations, and (iv) $34.0 million of incremental revenues from acquisitions. This increase was partially offset by lower government services and healthcare revenues within our Building & Energy Solutions segment.
Operating Expenses
Operating expenses increased by $79.8 million, or 7.6%, during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. Gross margin decreased by 0.6% to 9.9% in the three months ended April 30, 2016 from 10.5% in the three months ended April 30, 2015. The decrease in gross margin was primarily attributable to the unfavorable impact of insurance expense and higher payroll and related expenses as a result of one more working day during the three months ended April 30, 2016. This decrease was partially offset by better performance within our Onsite Services and Building & Energy Solutions businesses as a result of the expansion of more profitable accounts and higher revenue contribution from our technical services business.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $6.9 million, or 7.7%, during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. The increase in selling, general and administrative expenses was primarily related to:

•	a $8.9 million increase in bad debt expense primarily associated with specific reserves established for two client receivables;

•	$4.2 million of incremental selling, general and administrative expenses related to acquisitions;

•	the absence of a $1.4 million gain from a property sale that occurred in the three months ended April 30, 2015; and

•
a $1.3 million increase in compensation and related expenses primarily as a result of the hiring of additional personnel to support selling and marketing initiatives during the second half of 2015 within our Janitorial segment.

This increase was partially offset by:

•	a $4.3 million year-over-year decrease in medical and dental expense as a result of actuarial evaluations completed in the three months ended April 30, 2016;

•	$3.4 million in savings from our 2020 Vision; and

•	the absence of $1.4 million in severance expense related to the departure of our former CFO.
Restructuring and Related
In connection with our 2020 Vision, we incurred restructuring and related costs of $8.8 million during the three months ended April 30, 2016. Refer to “2016 Highlights—2020 Vision Restructuring” above for additional details on this initiative.
Income Tax Provision
The effective tax rates on income from continuing operations for the three months ended April 30, 2016 and 2015 were 34.2% and 40.6%, respectively. The effective tax rate for the three months ended April 30, 2016 was lower than the rate for the three months ended April 30, 2015, primarily due to the positive impact of the 2016 WOTC. Refer to “2016 Highlights—Work Opportunity Tax Credits” above for additional details on these credits.

Segment Information

Our reportable segments consist of: Janitorial, Facility Services, Parking, Building & Energy Solutions, and Other.
Financial Information for Each Reportable Segment

	Three Months Ended April 30,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues
Janitorial	$686.4	$659.5	$26.9	4.1%
Facility Services	143.0	145.8	(2.8)	(1.9)%
Parking	164.6	153.5	11.1	7.2%
Building & Energy Solutions	153.1	121.5	31.6	25.9%
Other	110.0	96.1	13.9	14.5%
	$1,257.1	$1,176.4	$80.7	6.9%
Operating profit:(1)
Janitorial	$34.8	$39.3	$(4.5)	(11.4)%
Operating profit margin	5.1%	6.0%	(0.9)%
Facility Services	6.9	6.6	0.3	5.5%
Operating profit margin	4.8%	4.5%	0.3%
Parking	6.3	6.7	(0.4)	(6.0)%
Operating profit margin	3.8%	4.4%	(0.5)%
Building & Energy Solutions	2.9	3.2	(0.3)	(8.8)%
Operating profit margin	1.9%	2.6%	(0.7)%
Other	3.5	3.0	0.5	19.0%
Operating profit margin	3.2%	3.1%	0.1%
Corporate	(41.0)	(29.4)	(11.6)	(39.7)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(0.8)	(2.2)	1.4	61.4%
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(0.9)	—	(0.9)	(100.0)%
	$11.8	$27.2	$(15.4)	(56.7)%
(1) In connection with the sale of our Security business, certain general corporate expenses that were previously allocated to Security are now allocated back to Corporate expenses and the Janitorial segment. In addition, certain Corporate expenses that were directly related to the operations of our former Security business have been allocated to discontinued operations. The net impact of these changes is as follows:

(in millions)	Three Months Ended April 30, 2015
Janitorial	(0.6)
Corporate	(0.4)

Janitorial
	Three Months Ended April 30,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$686.4	$659.5	$26.9	4.1%
Operating profit	34.8	39.3	(4.5)	(11.4)%
Operating profit margin	5.1%	6.0%	(0.9)%
Janitorial revenues increased by $26.9 million, or 4.1%, during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. The increase was primarily attributable to organic growth driven by expansion of existing accounts, including additional tag revenue.
Operating profit decreased by $4.5 million, or 11.4%, during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. Operating profit margin decreased by 0.9% to 5.1% in the three months ended April 30, 2016 from 6.0% in the three months ended April 30, 2015. The decrease in operating profit margin was primarily attributable to the unfavorable impact of insurance expense and higher payroll and related expenses as a result of one more working day during the three months ended April 30, 2016. Also negatively impacting operating profit margin was the absence of a gain from a property sale that occurred in the three months ended April 30, 2015 and higher compensation and related expenses due to hiring additional personnel to support selling and marketing initiatives during the second half of 2015. This decrease was partially offset by the impact of higher margin revenue, savings from our 2020 Vision, and cost control measures.

Facility Services
	Three Months Ended April 30,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$143.0	$145.8	$(2.8)	(1.9)%
Operating profit	6.9	6.6	0.3	5.5%
Operating profit margin	4.8%	4.5%	0.3%
Facility Services revenues decreased by $2.8 million, or 1.9%, during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. The decrease was primarily attributable to contract losses in excess of new business.
Operating profit increased by $0.3 million, or 5.5%, during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. Operating profit margin increased by 0.3% to 4.8% in the three months ended April 30, 2016 from 4.5% in the three months ended April 30, 2015. The increase in operating profit margin was primarily attributable to the impact of higher margin revenue and savings from our 2020 Vision. This increase was partially offset by the unfavorable impact of insurance expense.

Parking
	Three Months Ended April 30,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$164.6	$153.5	$11.1	7.2%
Operating profit	6.3	6.7	(0.4)	(6.0)%
Operating profit margin	3.8%	4.4%	(0.5)%
Management reimbursement revenues totaled $82.5 million and $75.1 million for the three months ended April 30, 2016 and 2015, respectively.
Parking revenues increased by $11.1 million, or 7.2%, during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. The increase was primarily related to higher management reimbursement revenues from new locations and net new business.
Operating profit decreased by $0.4 million, or 6.0%, during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. Operating profit margin decreased by 0.5% to 3.8% in the three months ended April 30, 2016 from 4.4% in the three months ended April 30, 2015. The decrease in operating profit margin was primarily attributable to higher costs relating to operational issues with certain accounts and the conversion of certain contracts from managed to lease locations. Also negatively impacting operating profit margin was the unfavorable impact of insurance expense and a specific reserve established for a client receivable. This decrease was partially offset by lower legal expenses and savings from our 2020 Vision.

Building & Energy Solutions
	Three Months Ended April 30,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$153.1	$121.5	$31.6	25.9%
Operating profit	2.9	3.2	(0.3)	(8.8)%
Operating profit margin	1.9%	2.6%	(0.7)%
Building & Energy Solutions revenues increased by $31.6 million, or 25.9%, during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. This increase was primarily attributable to incremental revenues from acquisitions of $32.1 million and higher technical services revenue due to strong backlog. This increase was partially offset by lower government services and healthcare revenues.
Operating profit decreased by $0.3 million, or 8.8%, during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. Operating profit margin decreased by 0.7% to 1.9% in the three months ended April 30, 2016 from 2.6% in the three months ended April 30, 2015. The decrease in operating profit margin was primarily attributable to a specific reserve established for a client receivable and lower equity earnings in unconsolidated affiliates that provide facility solutions to the U.S. Government and international clients. This decrease was partially offset by savings from our 2020 Vision and operational tax deductions realized for energy efficient government building projects in the current year.

Other
	Three Months Ended April 30,
($ in millions)	2016	2015	Increase
Revenues	$110.0	$96.1	$13.9	14.5%
Operating profit	3.5	3.0	0.5	19.0%
Operating profit margin	3.2%	3.1%	0.1%
Revenues from our Other segment increased by $13.9 million, or 14.5%, during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. The increase was primarily driven by higher passenger services and cabin cleaning revenue in our U.S. operations.
Operating profit increased by $0.5 million, or 19.0%, during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. Operating profit margin increased by 0.1% to 3.2% in the three months ended April 30, 2016 from 3.1% in the three months ended April 30, 2015. The increase in operating profit margin was primarily attributable to lower amortization expense of intangible assets, which was partially offset by the unfavorable impact of insurance expense.

Corporate
	Three Months Ended April 30,
($ in millions)	2016	2015	Increase
Corporate expenses	$41.0	$29.4	$11.6	39.7%
Corporate expenses increased by $11.6 million, or 39.7%, during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. The increase in corporate expenses was primarily related to:

•	$8.6 million in restructuring and related costs, net of the reversal of share-based compensation expense, in connection with our 2020 Vision;

•	a $6.0 million year-over-year increase in self-insurance expense related to prior year claims as a result of current claim developments; and

•
a $5.2 million increase in bad debt expense related to a specific reserve established for a client receivable that is being litigated and based on recent unfavorable developments, a significant portion of the outstanding receivable amount is no longer deemed collectible.

This increase was partially offset by:

•	a $4.3 million year-over-year decrease in medical and dental expense as a result of actuarial evaluations completed in the three months ended April 30, 2016;

•	the absence of $1.4 million in severance expense related to the departure of our former CFO;

•	a $1.1 million decrease in compensation and related expenses primarily due to savings from our 2020 Vision; and

•	a $0.8 million decrease in share-based compensation due to expense no longer recognized due to 2020 Vision employee departures.

Results of Operations

Six Months Ended April 30, 2016 Compared with the Six Months Ended April 30, 2015
Consolidated

	Six Months Ended April 30,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$2,525.5	$2,370.9	$154.6		6.5%
Expenses
Operating	2,278.7	2,125.6	153.1		7.2%
Gross margin	9.8%	10.3%	(0.6)%
Selling, general and administrative	192.4	189.3	3.1		1.6%
Restructuring and related	16.0	—	16.0	—	100.0%
Amortization of intangible assets	13.0	12.0	1.0	—	8.1%
Total expenses	2,500.1	2,326.9	173.2		7.4%
Operating profit	25.4	44.0	(18.6)		(42.2)%
Income from unconsolidated affiliates, net	3.3	3.7	(0.4)		(11.3)%
Interest expense	(5.1)	(5.2)	0.1		2.4%
Income from continuing operations before income taxes	23.6	42.5	(18.9)		(44.4)%
Income tax provision	(3.2)	(12.2)	9.0		73.7%
Income from continuing operations	20.4	30.3	(9.9)		(32.6)%
Net (loss) income from discontinued operations	(2.0)	5.7	(7.7)		NM*
Net income	$18.4	$36.0	$(17.6)		(49.1)%

*	Not meaningful
Revenues
Revenues increased by $154.6 million, or 6.5%, during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. The increase in revenues was primarily attributable to: (i) organic growth within our Onsite Services businesses, (ii) contract expansion within our Air Serv U.S. operations, (iii) higher technical services revenues within our Building & Energy Solutions segment, and (iv) $63.2 million of incremental revenues from acquisitions. This increase was partially offset by lower government services and healthcare revenues within our Building & Energy Solutions segment.
Operating Expenses
Operating expenses increased by $153.1 million, or 7.2%, during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. Gross margin decreased by 0.6% to 9.8% in the six months ended April 30, 2016 from 10.3% in the six months ended April 30, 2015. The decrease in gross margin was primarily attributable to the unfavorable impact of insurance expense, higher payroll and related expenses as a result of one more working day during the six months ended April 30, 2016, and higher costs associated with operational issues at certain clients within our Air Serv business during the first quarter of 2016. This decrease was partially offset by better performance within our Onsite Services and Building & Energy Solutions businesses as a result of the expansion of more profitable accounts and higher revenue contribution from our technical services business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.1 million, or 1.6%, during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. The increase in selling, general and administrative expenses was primarily related to:

•	a $9.8 million increase in bad debt expense primarily associated with specific reserves established for two client receivables;

•	$7.7 million of incremental selling, general and administrative expenses related to acquisitions;

•
a $2.7 million increase in compensation and related expenses primarily as a result of the hiring of additional personnel to support selling and marketing initiatives during the second half of 2015 within our Janitorial segment; and

•	the absence of a $1.4 million gain from a property sale that occurred in the three months ended April 30, 2015.
This increase was partially offset by:

•	$5.0 million in savings from our 2020 Vision;

•	the absence of $4.6 million in severance expense related to the departure of our former CEO and CFO;

•	a $4.3 million year-over-year decrease in medical and dental expense as a result of actuarial evaluations completed in the three months ended April 30, 2016;

•	a $3.0 million decrease in legal fees and settlement costs, including the absence of a $2.3 million legal settlement relating to a case alleging certain wage and hour violations; and

•	a $1.1 million decrease in share-based compensation due to expense no longer recognized due to 2020 Vision employee departures.
Restructuring and Related
In connection with our 2020 Vision, we incurred restructuring and related costs of $16.0 million during the six months ended April 30, 2016. Refer to “2016 Highlights—2020 Vision Restructuring” above for additional details on this initiative.
Income Tax Provision
The effective tax rates on income from continuing operations for the six months ended April 30, 2016 and 2015 were 13.6% and 28.7%, respectively. The effective tax rate for the six months ended April 30, 2016 reflects $4.8 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2015, as well as the impact of the 2016 WOTC. The effective tax rate for the six months ended April 30, 2015 reflects $3.6 million of credits from the retroactive reinstatement of the WOTC for calendar year 2014 and state employment-based tax credits of $1.8 million. Refer to “2016 Highlights—Work Opportunity Tax Credits” above for additional details on the WOTC.

Segment Information
Financial Information for Each Reportable Segment

	Six Months Ended April 30,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues
Janitorial	$1,372.1	$1,325.5	$46.6	3.5%
Facility Services	301.4	302.0	(0.6)	(0.2)%
Parking	326.7	309.2	17.5	5.7%
Building & Energy Solutions	302.9	240.9	62.0	25.7%
Other	222.3	193.3	29.0	15.0%
	$2,525.5	$2,370.9	$154.6	6.5%
Operating profit:(1)
Janitorial	$68.5	$73.7	$(5.2)	(7.1)%
Operating profit margin	5.0%	5.6%	(0.6)%
Facility Services	12.0	12.5	(0.5)	(4.1)%
Operating profit margin	4.0%	4.1%	(0.2)%
Parking	11.3	13.2	(1.9)	(14.4)%
Operating profit margin	3.5%	4.3%	(0.8)%
Building & Energy Solutions	9.4	4.4	5.0	NM*
Operating profit margin	3.1%	1.8%	1.3%
Other	5.2	5.6	(0.4)	(6.2)%
Operating profit margin	2.4%	2.9%	(0.5)%
Corporate	(76.6)	(61.7)	(14.9)	(24.2)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(3.3)	(3.7)	0.4	11.1%
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(1.1)	—	(1.1)	(100.0)%
	$25.4	$44.0	$(18.6)	(42.2)%

*	Not meaningful
(1) In connection with the sale of our Security business, certain general corporate expenses that were previously allocated to Security are now allocated back to Corporate expenses and the Janitorial segment. In addition, certain Corporate expenses that were directly related to the operations of our former Security business have been allocated to discontinued operations. The net impact of these changes is as follows:

(in millions)	Six Months Ended April 30, 2015
Janitorial	(1.1)
Corporate	(0.4)

Janitorial
	Six Months Ended April 30,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$1,372.1	$1,325.5	$46.6	3.5%
Operating profit	68.5	73.7	(5.2)	(7.1)%
Operating profit margin	5.0%	5.6%	(0.6)%
Janitorial revenues increased by $46.6 million, or 3.5%, during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. The increase was primarily attributable to organic growth driven by expansion of existing accounts, including additional tag revenue.
Operating profit decreased by $5.2 million, or 7.1%, during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. Operating profit margin decreased by 0.6% to 5.0% in the six months ended April 30, 2016 from 5.6% in the six months ended April 30, 2015. The decrease in operating profit margin was primarily attributable to the unfavorable impact of insurance expense and higher payroll and related expenses as a result of one more working day during the six months ended April 30, 2016. Also negatively impacting operating profit margin was higher compensation and related expenses due to hiring additional personnel to support selling and marketing initiatives during the second half of 2015 and the absence of a gain from a property sale that occurred in the three months ended April 30, 2015. This decrease was partially offset by the impact of higher margin revenue, savings from our 2020 Vision, and cost control measures.

Facility Services
	Six Months Ended April 30,
($ in millions)	2016	2015	(Decrease)
Revenues	$301.4	$302.0	$(0.6)	(0.2)%
Operating profit	12.0	12.5	(0.5)	(4.1)%
Operating profit margin	4.0%	4.1%	(0.2)%
Facility Services revenues decreased by $0.6 million, or 0.2%, during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. The decrease was primarily attributable to contract losses in excess of new business. This decrease was partially offset by additional tag revenue and the timing of a biannual contractual performance-based award.
Operating profit decreased by $0.5 million, or 4.1%, during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. Operating profit margin decreased by 0.2% to 4.0% in the six months ended April 30, 2016 from 4.1% in the six months ended April 30, 2015. The decrease in operating profit margin was primarily attributable to the unfavorable impact of insurance expense and a specific reserve established for a client receivable. This decrease was partially offset by the timing of a biannual contractual performance-based award, savings from our 2020 Vision, and the impact of higher margin revenue.

Parking
	Six Months Ended April 30,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$326.7	$309.2	$17.5	5.7%
Operating profit	11.3	13.2	(1.9)	(14.4)%
Operating profit margin	3.5%	4.3%	(0.8)%
Management reimbursement revenues totaled $162.6 million and $152.1 million for the six months ended April 30, 2016 and 2015, respectively.
Parking revenues increased by $17.5 million, or 5.7%, during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. The increase was primarily related to higher management reimbursement revenues from new locations and net new business.

Operating profit decreased by $1.9 million, or 14.4%, during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. Operating profit margin decreased by 0.8% to 3.5% in the six months ended April 30, 2016 from 4.3% in the six months ended April 30, 2015. The decrease in operating profit margin was primarily attributable to higher costs relating to operational issues with certain accounts, the conversion of some contracts from managed to leased location arrangements, and the unfavorable impact of insurance expense. Also negatively impacting operating profit margin was the unfavorable impact of a state tax audit and a specific reserve established for a client receivable. This decrease was partially offset by savings from our 2020 Vision.

Building & Energy Solutions
	Six Months Ended April 30,
($ in millions)	2016	2015	Increase
Revenues	$302.9	$240.9	$62.0	25.7%
Operating profit	9.4	4.4	5.0	NM*
Operating profit margin	3.1%	1.8%	1.3%

*	Not meaningful
Building & Energy Solutions revenues increased by $62.0 million, or 25.7%, during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. This increase was primarily attributable to incremental revenues from acquisitions of $58.8 million and higher technical services revenue due to strong backlog. This increase was partially offset by lower government services and healthcare revenues.
Operating profit increased by $5.0 million during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. Operating profit margin increased by 1.3% to 3.1% in the six months ended April 30, 2016 from 1.8% in the six months ended April 30, 2015. The increase in operating profit margin was primarily attributable to higher technical services revenues, which have higher profit margins. We also benefited from savings from our 2020 Vision and operational tax deductions realized for energy efficient government building projects in the current year. In addition, the prior year period was negatively impacted by non-recurring items at certain healthcare clients, including the settlement of a customer dispute. Partially offsetting these benefits was a specific reserve established for a client receivable during the second quarter of 2016.

Other
	Six Months Ended April 30,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$222.3	$193.3	$29.0	15.0%
Operating profit	5.2	5.6	(0.4)	(6.2)%
Operating profit margin	2.4%	2.9%	(0.5)%
Revenues from our Other segment increased by $29.0 million, or 15.0%, during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. The increase was primarily driven by higher passenger services and cabin cleaning revenues in our U.S. operations.
Operating profit decreased by $0.4 million, or 6.2%, during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. Operating profit margin decreased by 0.5% to 2.4% in the six months ended April 30, 2016 from 2.9% in the six months ended April 30, 2015. The decrease in operating profit margin was primarily attributable to the unfavorable impact of insurance expense and a penalty imposed by a regulatory agency. Also negatively impacting operating profit margin was the operations in one region of a large multi-regional contract during the three months ended January 31, 2016. Through corrective steps, we improved the profitability of this contract within the impacted region during the three months ended April 30, 2016. This decrease was partially offset by lower amortization expense of intangible assets.

Corporate
	Six Months Ended April 30,
($ in millions)	2016	2015	Increase
Corporate expenses	$76.6	$61.7	$14.9	24.2%
Corporate expenses increased by $14.9 million, or 24.2%, during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. The increase in corporate expenses was primarily related to:

•	$15.7 million in restructuring and related costs, net of the reversal of share-based compensation expense, in connection with our 2020 Vision;

•	a $12.0 million increase in self-insurance expense related to prior year claims as a result of an actuarial analysis and current claim developments in the six months ended April 30, 2016; and

•
a $5.2 million increase in bad debt expense related to a specific reserve established for a client receivable that is being litigated and based on recent unfavorable developments, a significant portion of the outstanding receivable amount is no longer deemed collectible.

This increase was partially offset by:

•	the absence of $4.6 million in severance expense related to the departure of our former CEO and CFO;

•	a $4.3 million year-over-year decrease in medical and dental expense as a result of actuarial evaluations completed in the three months ended April 30, 2016;

•	a $3.2 million decrease in legal fees and settlement costs, including the absence of a $2.3 million legal settlement relating to a case alleging certain wage and hour violations;

•	a $2.5 million decrease in compensation and related expenses primarily due to savings from our 2020 Vision and a bonus reversal for certain incentive plans;

•	a $1.1 million decrease in share-based compensation due to expense no longer recognized due to 2020 Vision employee departures;

•	$0.9 million in benefits realized from the receipt of volume-related and other rebates; and

•	the absence of $0.8 million in costs associated with the realignment of our Onsite Services operational structure.

Liquidity and Capital Resources
Our primary sources of liquidity are operating cash flows and borrowing capacity under our line of credit. We assess our liquidity in terms of our ability to generate cash to fund our short-term and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs.
Other than normal working capital requirements, we anticipate that our short-term and long-term cash requirements will include costs associated with our 2020 Vision, share repurchases, dividend payments, and legal settlements. In addition, our management continues to evaluate strategic opportunities to acquire new businesses which may impact our future cash requirements.
We believe that our operating cash flows and borrowing capacity under our line of credit are sufficient to fund our cash requirements for the next twelve months. In the event that our plans change or our cash requirements are greater than we anticipated, we would be required to access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us when we need it, or if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.
On a long-term basis, we will continue to rely on our line of credit for any necessary long-term funding not provided by operating cash flows. In addition, we anticipate that future cash generated from operations will be augmented by working capital improvements driven by our 2020 Vision, such as the management of costs through consolidated procurement.
Reinvestment of Foreign Earnings
We plan to permanently reinvest our foreign earnings. As a result, we have not provided for federal and state income taxes or foreign withholding taxes that may result if such earnings of our foreign subsidiaries are remitted to the United States. We believe that our cash on hand in the United States, along with available lines of credit and future domestic cash flows, are sufficient to satisfy our domestic liquidity requirements.
Line of Credit
At April 30, 2016, the total outstanding amounts under our $800.0 million line of credit in the form of cash borrowings and standby letters of credit were $208.9 million and $127.6 million, respectively. At April 30, 2016, we had up to $463.5 million borrowing capacity under our line of credit.
Our ability to draw down available capacity under our line of credit is subject to, and limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. Other covenants under our line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of April 30, 2016, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
Captive Insurance Company
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

Repurchase Activity

	Six Months Ended April 30,
(in millions, except per share amounts)	2016(1)	2015(2)
Total number of shares repurchased	0.7	0.3
Average price paid per share	$29.82	$31.92
Total cash paid for share repurchases	$21.5	$10.0
(1) At April 30, 2016, authorization for $167.1 million of repurchases remained under our share repurchase program.
(2) Includes $2.1 million of cash paid for share repurchases that settled subsequent to April 30, 2015.
Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash provided by operating activities of continuing operations was $78.5 million during the six months ended April 30, 2016. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable (including receivables from U.S. Government contracts, which generally have longer collection periods); the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims. The table below summarizes our cash and cash equivalents activity:

	Six Months Ended April 30,
(in millions)	2016	2015
Net cash provided by operating activities of continuing operations	$78.5	$39.9
Net cash used in operating activities of discontinued operations	(22.5)	(0.9)
Net cash provided by operating activities	56.0	39.0

Net cash used in investing activities of continuing operations	(91.3)	(13.8)
Net cash used in investing activities of discontinued operations	(3.1)	(0.1)
Net cash used in investing activities	(94.4)	(13.9)

Net cash provided by (used in) financing activities	28.6	(31.4)
Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations increased by $38.6 million during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. This increase was primarily related to the timing of client receivable collections and tax payments.
Operating Activities of Discontinued Operations
Net cash used in operating activities of discontinued operations increased by $21.6 million during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. This increase was primarily attributable to $20.6 million in taxes paid in connection with the sale of our Security business.
Investing Activities of Continuing Operations
Net cash used in investing activities of continuing operations increased by $77.5 million during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. The increase was primarily related to $80.0 million cash paid, net of cash acquired, for the Westway acquisition during the first quarter of 2016. This increase was partially offset by the redemption of an auction rate security of $5.0 million in March 2016.

Investing Activities of Discontinued Operations
Net cash used in investing activities of discontinued operations increased by $3.0 million during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. The increase was due to the payment of $3.1 million in settlement of the final working capital adjustment from the sale of the Security business.
Financing Activities
Net cash provided by financing activities increased by $60.0 million during the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. The increase was primarily related to a $63.7 million increase in net borrowings from our line of credit to finance the purchase of Westway. This increase was partially offset by a $13.6 million increase in cash used for common stock repurchases.

Contingencies

We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as a class action on behalf of a class or purported class of employees.

At April 30, 2016, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $11.4 million. Litigation outcomes are difficult to predict and the estimation of probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. There is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipated.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $14 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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

Critical Accounting Policies and Estimates
Our accompanying Financial Statements are prepared in accordance with United States generally accepted accounting principles, which require us to make estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.
Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date/Method of Adoption	Effect on the Financial Statements
In March, April, and May 2016, the Financial Accounting Standards Board (“FASB”) issued three Accounting Standards Updates (“ASU”) related to Revenue from Contracts with Customers (Topic 606): ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Identifying Performance Obligations and Licensing; and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients.
Together, these ASUs provide supplemental adoption guidance and clarification to previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).
November 1, 2018

This standard will be applied as a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of the initial application recognized at the date of initial application.
We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
This ASU simplifies several aspects of the accounting for share-based payment transactions, including income taxes, the related classification on the statement of cash flows, and share award forfeiture accounting.
		November 1, 2017 This standard will be applied either prospectively, retrospectively, or using a modified retrospective transition approach depending on the area covered in this update.	We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).
This ASU improves transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements.
		November 1, 2019 When transitioning to the new standard, we are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.	We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	This ASU enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure.
November 1, 2018

Adoption of this amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily available determinable fair values that should be applied prospectively.
We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.

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
b. Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Repurchase Activity

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
2/1/2016 - 2/29/2016	0.1	$29.33	0.1	$177.0
3/1/2016 - 3/31/2016	0.1	$31.57	0.1	$173.9
4/1/2016 - 4/30/2016	0.1	$32.10	0.1	$167.1
	0.3	$31.84	0.3	$167.1
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

ABM Industries Incorporated

June 9, 2016	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 9, 2016	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)