Form 10-Q
period 2016-07-31
ABM INDUSTRIES INC /DE/
filed 2016-09-08
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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
One Liberty Plaza, 7th Floor
New York, New York 10006
(Address of principal executive offices)

(212) 297-0200
(Registrant’s telephone number, including area code)

551 Fifth Avenue, Suite 300
New York, New York 10176
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of September 1, 2016: 55,756,099

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains both historical and forward-looking statements regarding ABM Industries Incorporated (“ABM”) and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. For us, particular uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include:

•	the extent to which changes to our business, operating structure, capital structure, or personnel relating to the implementation of our 2020 Vision strategic transformation initiative are successful;

•	the effectiveness of our risk management and safety programs;

•	the extent to which changes in estimates of ultimate insurance losses could result in a material charge against our earnings;

•	our ability to preserve long-term client relationships;

•	our ability to attract and retain qualified personnel and senior management;

•	our success in identifying, acquiring, and integrating synergistic businesses;

•	our ability to continue to gain business despite competitive pressures;

•	the impact of costs that we cannot pass through to clients;

•	the effect of negative or unexpected tax consequences;

•	the achievement of expected benefits from our captive insurance company;

•	the impact of losses from accidents or other incidents at facilities in which we operate;

•	changes in energy prices and government regulations;

•	significant delays or reductions in appropriations for our government contracts;

•	potential failure of our joint venture partners to perform their obligations;

•	the effect of changes to federal health care reform legislation;

•	potential cyber-security breaches, information technology interruptions, data loss, or business continuity risks;

•	the effectiveness of managing operations in areas of military conflict;

•	the impact of general reductions in commercial office building occupancy;

•	the impact of deterioration in general economic conditions;

•	client-specific developments, such as financial difficulties or bankruptcy;

•	future increases in the level of our debt or in interest rates;

•	our ability to fund our operations and pay our debt obligations;

•	impairment of goodwill and long-lived assets;

•	unfavorable developments in our class and representative actions and other lawsuits alleging various claims;

•	changes in immigration laws or enforcement actions or investigations under such laws;

•	the impact of liabilities associated with participation in multiemployer pension plans;

•	disruptions to our business through the actions of activist investors; and

•	weather conditions, catastrophic events and disasters, and terrorist attacks.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	July 31, 2016	October 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$51.6	$55.5
Trade accounts receivable, net of allowances of $17.3 and $8.6 at July 31, 2016 and October 31, 2015, respectively	774.1	742.9
Prepaid expenses	92.7	68.6
Other current assets	27.6	27.0
Total current assets	946.0	894.0
Other investments	29.6	35.7
Property, plant and equipment, net of accumulated depreciation of $170.9 and $148.7 at July 31, 2016 and October 31, 2015, respectively	76.8	74.0
Other intangible assets, net of accumulated amortization of $168.2 and $149.4 at July 31, 2016 and October 31, 2015, respectively	111.5	111.4
Goodwill	910.6	867.5
Deferred income taxes, net	32.7	34.1
Other noncurrent assets	132.2	114.0
Total assets	$2,239.4	$2,130.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$177.5	$179.1
Accrued compensation	128.9	128.8
Accrued taxes—other than income	44.0	31.6
Insurance claims	92.9	90.0
Income taxes payable	0.6	8.9
Other accrued liabilities	144.1	129.8
Total current liabilities	588.0	568.2
Noncurrent income taxes payable	34.2	53.2
Line of credit	224.3	158.0
Noncurrent insurance claims	329.7	297.4
Other noncurrent liabilities	65.3	46.4
Total liabilities	1,241.5	1,123.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,804,814 and 56,105,761 shares issued and outstanding at July 31, 2016 and October 31, 2015, respectively	0.6	0.6
Additional paid-in capital	262.0	275.5
Accumulated other comprehensive loss, net of taxes	(22.6)	(5.1)
Retained earnings	757.9	736.5
Total stockholders’ equity	997.9	1,007.5
Total liabilities and stockholders’ equity	$2,239.4	$2,130.7

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2016	2015	2016	2015
Revenues	$1,296.9	$1,249.9	$3,822.4	$3,620.8
Expenses
Operating	1,166.5	1,156.3	3,445.2	3,281.9
Selling, general and administrative	102.8	92.8	295.1	282.1
Restructuring and related	3.3	2.2	19.3	2.2
Amortization of intangible assets	5.8	6.2	18.8	18.2
Total expenses	1,278.4	1,257.5	3,778.4	3,584.4
Operating profit (loss)	18.5	(7.6)	44.0	36.4
Income from unconsolidated affiliates, net	2.1	2.6	5.3	6.3
Interest expense	(2.6)	(2.4)	(7.7)	(7.6)
Income (loss) from continuing operations before income taxes	18.0	(7.4)	41.6	35.1
Income tax benefit (provision)	14.9	8.6	11.7	(3.6)
Income from continuing operations	32.9	1.2	53.3	31.5
Net (loss) income from discontinued operations	(1.8)	0.3	(3.9)	6.0
Net income	31.1	1.5	49.4	37.5
Other comprehensive income (loss):
Foreign currency translation	(12.6)	0.1	(17.0)	(1.6)
Other	(0.6)	0.1	(0.5)	0.1
Comprehensive income	$17.9	$1.7	$31.9	$36.0
Net income per common share — Basic:
Income from continuing operations	$0.58	$0.02	$0.94	$0.56
(Loss) income from discontinued operations	(0.03)	0.01	(0.06)	0.10
Net income	$0.55	$0.03	$0.88	$0.66
Net income per common share — Diluted:
Income from continuing operations	$0.58	$0.02	$0.94	$0.55
(Loss) income from discontinued operations	(0.03)	0.01	(0.07)	0.10
Net income	$0.55	$0.03	$0.87	$0.65
Weighted-average common and common equivalent shares outstanding
Basic	56.2	56.8	56.4	56.7
Diluted	56.8	57.5	56.9	57.4
Dividends declared per common share	$0.165	$0.160	$0.495	$0.480
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$49.4	$37.5
Net loss (income) from discontinued operations	3.9	(6.0)
Income from continuing operations	53.3	31.5
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	43.1	42.6
Deferred income taxes	2.1	0.2
Share-based compensation expense	11.7	10.1
Provision for bad debt	11.5	0.2
Discount accretion on insurance claims	0.2	0.2
Gain on sale of assets	(0.1)	(2.4)
Income from unconsolidated affiliates, net	(5.3)	(6.3)
Distributions from unconsolidated affiliates	6.4	5.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(26.7)	(28.8)
Prepaid expenses and other current assets	(4.2)	(2.6)
Other noncurrent assets	(21.7)	0.2
Trade accounts payable and other accrued liabilities	9.7	27.7
Insurance claims	32.5	41.4
Income taxes payable	(20.0)	(17.1)
Other noncurrent liabilities	6.0	2.6
Total adjustments	45.2	73.4
Net cash provided by operating activities of continuing operations	98.5	104.9
Net cash used in operating activities of discontinued operations	(25.6)	(3.5)
Net cash provided by operating activities	72.9	101.4
Cash flows from investing activities:
Additions to property, plant and equipment	(27.4)	(20.9)
Proceeds from sale of assets	0.6	4.5
Purchase of businesses, net of cash acquired	(81.0)	(19.2)
Proceeds from redemption of auction rate security	5.0	—
Investments in unconsolidated affiliates	—	(0.1)
Net cash used in investing activities of continuing operations	(102.8)	(35.7)
Net cash used in investing activities of discontinued operations	(3.1)	(0.2)
Net cash used in investing activities	(105.9)	(35.9)
Cash flows from financing activities:
Proceeds from issuance of share-based compensation awards, net of taxes withheld	5.7	16.5
Incremental tax benefit from share-based compensation awards	—	1.7
Repurchases of common stock	(31.2)	(20.0)
Dividends paid	(27.7)	(27.0)
Deferred financing costs paid	(0.1)	(0.3)
Borrowings from line of credit	779.3	729.3
Repayment of borrowings from line of credit	(713.0)	(744.0)
Financing of energy savings performance contracts	15.3	—
Changes in book cash overdrafts	1.8	(5.3)
Repayment of capital lease obligations	(1.0)	(1.9)
Net cash provided by (used in) financing activities	29.1	(51.0)
Net (decrease) increase in cash and cash equivalents	(3.9)	14.5
Cash and cash equivalents at beginning of year	55.5	36.7
Cash and cash equivalents at end of period	$51.6	$51.2
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. THE COMPANY AND NATURE OF OPERATIONS
ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of integrated facility solutions, customized by industry, that enable our clients to deliver exceptional facilities experiences. ABM’s comprehensive capabilities include airport operation support services, commercial cleaning, electrical and lighting maintenance, energy solutions, facilities engineering, HVAC and mechanical maintenance services, landscaping, and parking. We provide custom facility solutions in urban, suburban, and rural areas to properties of all sizes—from schools and commercial buildings to airports, hospitals, and manufacturing plants.
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
Accounting Pronouncements Adopted During the Quarter
Effective November 1, 2015, we early adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. Prior to the adoption of this guidance, we recognized the income tax effects of vested or settled awards in additional paid-in capital. This ASU requires prospective recognition of these excess tax benefits and deficiencies in the income statement. As a result, for the three and nine months ended July 31, 2016, we recognized a $1.8 million benefit within our income tax provision, or $0.03 per diluted share, related to excess tax benefits that occurred between November 1, 2015 and July 31, 2016. The activity related to the first and second quarter was not material. As required by this ASU, we have classified these excess tax benefits as cash flows from operating activities for the nine months ended July 31, 2016, rather than cash flows from financing activities. Pursuant to the new guidance, we elected not to adjust the prior period cash flows from operating activities for the nine months ended July 31, 2015. In regards to this ASU’s forfeiture policy election, we will continue to estimate the number of awards expected to vest, rather than electing to account for forfeitures as they occur.
Accounting Pronouncements Adopted During the Year
During the first quarter of 2016, we early adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, on a retrospective basis. As a result, all deferred tax assets and liabilities are now classified as noncurrent on our consolidated balance sheets.
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
Management Reimbursement Revenues

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2016	2015	2016	2015
Management reimbursement revenues	$81.3	$78.5	$243.8	$230.6
3. RESTRUCTURING AND RELATED COSTS
On September 2, 2015, our Board of Directors approved a comprehensive strategy intended to have a positive transformative effect on ABM (the “2020 Vision”). As part of the 2020 Vision, we identified a number of key priorities to differentiate ABM in the marketplace, improve our margin profile, and accelerate revenue growth for certain industry groups. We also reviewed all service lines and investments to assess whether ABM was positioned to continue to competitively offer value-added services to clients over the long term.
From the inception of our 2020 Vision in the fourth quarter of 2015, we have incurred cumulative restructuring and related charges of $31.9 million, consisting of external support fees of $14.3 million, employee severance costs of $12.0 million, lease exit and other costs of $3.1 million, and asset impairment costs of $2.6 million. The results by segment exclude these costs, consistent with the manner in which our management evaluates the performance of each reportable segment based on its respective operating profit results. As such, restructuring and related costs are included within Corporate expenses. See Note 15, “Segment Information,” for more information.
Reconciliation of Restructuring and Related Cost Accrual

(in millions)	External Support Fees	Employee Severance	Lease Exit and Other	Total
Balance, November 1, 2015	$2.1	$4.3	$0.2	$6.6
Costs recognized	9.8	7.2	2.3	19.3
Payments	(11.5)	(7.0)	(2.0)	(20.4)
Balance, July 31, 2016	$0.4	$4.6	$0.5	$5.5

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
Our discontinued operations is comprised of amounts that were directly related to the operations of this former business, including certain costs that were previously recorded in Corporate expenses. In addition, certain general corporate expenses that were previously allocated to the former Security business are now allocated to Corporate expenses and to the Janitorial segment. Discontinued operations also includes both costs related to ongoing legal cases and insurance reserves associated with the former Security business. We will continue to reflect these types of costs within discontinued operations in future periods. Refer to Note 15, “Segment Information,” for further information.
Summarized Results of Operations and Cash Flows from Discontinued Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2016	2015	2016	2015
Revenues	$—	$98.9	$—	$287.5
Expenses	2.9	98.6	4.7	281.2
Working capital adjustment to previously recorded gain	—	—	3.1	—
(Loss) income from discontinued operations before income taxes	(2.9)	0.3	(7.8)	6.3
Income tax benefit (provision)(1)	1.1	—	3.9	(0.3)
Net (loss) income from discontinued operations	$(1.8)	$0.3	$(3.9)	$6.0

Net cash used in operating activities of discontinued operations(2)			$(25.6)	$(3.5)

(1) For the nine months ended July 31, 2016, the income tax benefit includes the retroactive reinstatement of the Work Opportunity Tax Credits (“WOTC”).
(2) During the first quarter of 2016, we paid $20.6 million in taxes in connection with the sale of our Security business.
5. ACQUISITIONS
2016 Acquisition
Effective December 1, 2015, we acquired all of the outstanding stock of Westway Services Holdings (2014) Ltd. (“Westway”), a provider of technical engineering services to clients in the United Kingdom, for a purchase price of $81.0 million. This acquisition allowed us to expand our higher margin technical services business to new and existing clients in the United Kingdom, resulting in the allocation of a significant portion of the purchase price to goodwill. As such, we recorded goodwill and intangible assets of $50.0 million and $22.2 million, respectively, which are subject to adjustments within one year from the acquisition date. The goodwill associated with this acquisition is not deductible for tax purposes. As of December 1, 2015, the operations of Westway are included in our Building & Energy Solutions segment.
2015 Acquisition
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

6. NET INCOME PER COMMON SHARE
Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2016	2015	2016	2015
Income from continuing operations	$32.9	$1.2	$53.3	$31.5
Net (loss) income from discontinued operations	(1.8)	0.3	(3.9)	6.0
Net income	$31.1	$1.5	$49.4	$37.5

Weighted-average common and common equivalent shares outstanding — Basic	56.2	56.8	56.4	56.7
Effect of dilutive securities:
Restricted stock units	0.3	0.4	0.2	0.3
Stock options	0.2	0.2	0.2	0.3
Performance shares	0.1	0.1	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	56.8	57.5	56.9	57.4

Net income per common share — Basic:
Income from continuing operations	$0.58	$0.02	$0.94	$0.56
(Loss) income from discontinued operations	(0.03)	0.01	(0.06)	0.10
Net income	$0.55	$0.03	$0.88	$0.66

Net income per common share — Diluted:
Income from continuing operations	$0.58	$0.02	$0.94	$0.55
(Loss) income from discontinued operations	(0.03)	0.01	(0.07)	0.10
Net income	$0.55	$0.03	$0.87	$0.65
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2016	2015	2016	2015
Anti-dilutive	—	0.1	0.1	0.2

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Hierarchy of Our Financial Instruments

		Fair Value
(in millions)	Fair Value Hierarchy	July 31, 2016	October 31, 2015
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan(1)	1	$4.9	$5.3
Investments in auction rate securities(2)	3	8.0	13.0
Other select financial assets
Cash and cash equivalents(3)	1	51.6	55.5
Insurance deposits(4)	1	11.2	11.4

Financial liabilities measured at fair value on a recurring basis
Interest rate swaps(5)	2	1.0	0.1
Contingent consideration liability(6)	3	5.2	5.2
Other select financial liability
Line of credit(7)	2	224.3	158.0
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. For 2016 the interest rate swaps were included in “Other noncurrent liabilities,” and for 2015 the interest rate swaps were included in “Other accrued liabilities” on the accompanying unaudited consolidated balance sheets. See Note 11, “Line of Credit,” for more information.
(6) Certain of our acquisitions involve the payment of contingent consideration. Depending on the structure of the contingent consideration arrangement, the fair value of the liability is based on either (i) the expected achievement of certain pre-established revenue goals or (ii) pre-defined forecasted adjusted income from operations using a probability weighted income approach. Our contingent consideration liabilities are included in “Other accrued liabilities” on the accompanying unaudited consolidated balance sheets.
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

During the nine months ended July 31, 2016, we had no transfers of assets or liabilities between any of the above hierarchy levels.
8. ADVANCES TO JOINT VENTURES
We make various advances to our unconsolidated joint ventures to provide working capital for the joint ventures’ operations, which are not collateralized, do not carry interest, and have no specific repayment terms. At each of July 31, 2016 and October 31, 2015, the aggregate amount of these advances were $1.1 million. These amounts are included in “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets.
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
At July 31, 2016, the two remaining auction rate securities had an aggregate original principal amount of $10.0 million and an amortized cost and fair value of $8.0 million. These two auction rate securities are debt instruments with stated maturities in 2036 and 2050. The interest rates for these securities are designed to be reset through Dutch auctions approximately every thirty days, but auctions for these securities have not occurred since August 2007.
At July 31, 2016 and October 31, 2015, there were no unrealized gains or losses on our auction rate securities included in accumulated other comprehensive loss, net of taxes (“AOCL”), and the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.
Significant Assumptions Used to Determine the Fair Values of Our Auction Rate Securities

Assumption	July 31, 2016	October 31, 2015
Discount rates	L + 0.53% and L + 1.44%	L + 0.38% – L + 2.13%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
L – One Month LIBOR

10. INSURANCE
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million of exposure on a per-occurrence basis, either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits ranging between $1.0 million and $5.0 million per occurrence. To cover general liability and automobile liability losses above these primary limits, we maintain commercial umbrella insurance policies that provide aggregate limits of $200.0 million. Our insurance policies generally cover workers’ compensation losses to the full extent of statutory requirements. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide per occurrence limits of $75.0 million. We are also self-insured for certain employee medical and dental plans. We retain up to $0.4 million of exposure on a per participant per-year basis with respect to claims under our medical plan.
The adequacy of our reserves for workers’ compensation, general liability, automobile liability, and property damage insurance claims is based upon known trends and events and the actuarial estimates of required reserves considering the most recently completed actuarial reports. We use all available information to develop our best estimate of insurance claims reserves as information is obtained. The results of actuarial studies are used to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years. During 2016, we performed both our annual actuarial evaluation and an actuarial review. As a result of these studies, we increased our reserves for claims related to prior periods by $31.8 million during the nine months ended July 31, 2016, as described below.
Annual Actuarial Evaluations Performed During the Third Quarter of 2016
During the three months ended July 31, 2016, annual actuarial evaluations were performed for the majority of our casualty insurance programs. These evaluations excluded claims relating to certain previously acquired businesses. We expect to complete the evaluation of those claims in the fourth quarter of 2016. These evaluations considered all changes made to claims reserves and claim payment activity for the period commencing May 1, 2015 and ending April 30, 2016 (the “Evaluation Period”). We performed these evaluations for all policy years in which open claims existed.
The annual actuarial evaluations completed to date show unfavorable developments in our estimate of ultimate losses related to general liability, workers’ compensation, and automobile liability claims, as explained below. While we have made significant improvements in our risk management programs, the actuarial evaluation demonstrates these improvements have had a modest impact on prior years and that the impact is not occurring at the pace originally forecasted by the actuaries.
The actuarial evaluations related to our general liability program showed that the total number of claims has remained relatively stable for prior years. However, we experienced adverse developments in prior year claims, which are largely attributable to adjustments on certain property damage claims, in addition to losses for alleged bodily injuries. These fact patterns developed subsequent to the actuarial review performed in the first quarter of 2016 and resulted in increases to our estimate of ultimate losses. Also contributing to the increase in projected cost estimates was a higher than expected average incurred cost for our less severe claims observed during the Evaluation Period.
Our workers’ compensation estimate of ultimate losses was negatively impacted by increases in projected costs for a significant number of prior year claims in California and New York. These claims have been impacted by statutory, regulatory, and legal implications. In California, we also experienced increases in severity of claims and in frequency of claims beyond that previously projected in the actuarial review performed in the first quarter of 2016.
Our automobile liability program covers our fleet of passenger vehicles, service vans, and shuttle buses, which are associated with our various transportation service contracts. Claim frequency and severity associated with our fleet operations developed unfavorably versus actuarial expectations. The adverse development was primarily attributable to claims in 2013 through 2015.
After analyzing the recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our total reserves by $19.8 million during the third quarter of 2016.

Actuarial Review Performed During the First Quarter of 2016
During the three months ended January 31, 2016, an actuarial review was performed for the majority of our casualty insurance programs that indicated unfavorable developments in our estimates of ultimate losses related to certain general liability, workers’ compensation, and automobile liability claims, as described below. This review considered all changes made to claims reserves and claim payment activity for the period commencing May 1, 2015 and ending October 31, 2015 (the “Review Period”). We performed this review for all policy years in which open claims existed.
For our general liability program, claim frequency was generally consistent with our expectations. However, the actuarial review identified adverse developments in prior year claims. The adverse developments can be largely attributed to increases in the projected costs to resolve several high exposure claims within our retained limits. Also contributing to the increase in projected cost estimates was a higher than expected average incurred cost for our less severe claims observed during the Review Period.
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
For our automobile liability program, the increase in the projected cost estimates was primarily associated with significant claim reserve adjustments for a small population of high exposure claims within the 2013 policy year. Also contributing to the increase in projected estimates was an increase in claims frequency in the 2015 policy year observed during the Review Period.
As a result of these developments in our casualty insurance programs, we increased our reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims. As a result of this actuarial review, we increased our reserves for claims related to prior periods by $6.0 million at January 31, 2016. As we continued to see a similar trend in adverse developments, we increased our reserves by an additional $6.0 million, resulting in a total increase to our reserves for claims related to prior periods of $12.0 million at April 30, 2016.
At July 31, 2016 and October 31, 2015, we had insurance claim reserves totaling $422.6 million and $387.4 million, respectively, which included $6.7 million and $8.1 million in reserves, respectively, related to our medical and dental self-insured plans. At July 31, 2016 and October 31, 2015, we also had insurance recoverables, which we include in “Other current assets” and “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets, totaling $69.9 million and $65.9 million, respectively.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	July 31, 2016	October 31, 2015
Standby letters of credit	$120.1	$105.4
Surety bonds	57.2	55.9
Restricted insurance deposits	11.2	11.4
Total	$188.5	$172.7

11. LINE OF CREDIT
On November 30, 2010, we entered into a syndicated credit agreement pursuant to which we obtained an unsecured revolving credit facility (the “Facility”). This credit agreement, as amended from time to time, is referred to as the “Credit Agreement.” We can borrow up to $800.0 million under our Credit Agreement, and we have the option to increase the size of the Facility to $1.0 billion at any time prior to the December 11, 2018 expiration date (subject to receipt of commitments for the increased amount from existing and new lenders).
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
The Credit Agreement contains certain financial covenants that include a maximum leverage ratio of 3.25 to 1.0 (except as described below) and a minimum fixed charge coverage ratio of 1.50 to 1.0. In addition, we are required to maintain a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholders’ equity beginning on November 30, 2010. In the event of a material acquisition, as defined in the Credit Agreement, we may elect to increase the leverage ratio to 3.50 to 1.0 for a total of four fiscal quarters. As of July 31, 2016, we were in compliance with these covenants.
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
The Facility is available for working capital, the issuance of up to $300.0 million for standby letters of credit, the issuance of up to $50.0 million in swing line advances, the financing of capital expenditures, and other general corporate purposes, including acquisitions and investments in subsidiaries, subject to certain limitations, where applicable, as set forth in the Credit Agreement. The availability of our borrowing capacity is subject to, and limited by, compliance with the covenants described above.
Facility Information

(in millions)	July 31, 2016	October 31, 2015
Cash borrowings	$224.3	$158.0
Standby letters of credit	132.7	112.9
Borrowing capacity	443.0	529.1
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
At July 31, 2016 and October 31, 2015, the amounts recorded in AOCL were $0.5 million and $0.1 million, respectively. At July 31, 2016, the amount expected to be reclassified from AOCL to earnings during the next twelve months was $0.2 million.
12. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of July 31, 2016, these letters of credit and surety bonds totaled $132.7 million and $392.8 million, respectively.
Guarantees
In some instances, we offer certain clients guaranteed energy savings under certain energy savings contracts. At July 31, 2016 and October 31, 2015, total guarantees were $91.9 million and $90.5 million, respectively, and these guarantees extend through 2031 and 2030, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
Legal Matters
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At July 31, 2016, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $9.2 million. This $9.2 million includes the accrual of $4.8 million in connection with the settlement of certain cases alleging wage and hour violations. Litigation outcomes are difficult to predict and the estimation of probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. There is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipated.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $15 million, which excludes the Augustus and Bucio cases discussed below. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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

The Consolidated Cases of Augustus, Hall, and Davis v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)

The Augustus case is a certified class action involving alleged violations of certain California state laws relating to rest breaks. The case centers on whether requiring security guards to remain on call during rest breaks violated Section 226.7 of the California Labor Code. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, and on July 31, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), entered judgment in favor of plaintiffs in the amount of approximately $89.7 million (the “common fund”). Subsequently, the Superior Court also awarded plaintiffs’ attorneys’ fees of approximately $4.5 million in addition to approximately 30% of the common fund. We appealed the Superior Court’s rulings to the Court of Appeals of the State of California, Second Appellate District (the “Appeals Court”). On December 31, 2014, the Appeals Court issued its opinion, reversing the judgment in favor of the plaintiffs and vacating the award of $89.7 million in damages and the attorneys’ fees award. Plaintiffs requested rehearing of the Appeals Court’s decision to reverse the judgment in favor of plaintiffs and vacate the damages award. On January 29, 2015, the Appeals Court denied the plaintiffs’ request for rehearing, modified its December 31, 2014 opinion, and certified the opinion for publication. The Appeals Court opinion held that “on-call rest breaks are permissible” and remaining on call during rest breaks does not render the rest breaks invalid under California law. The Appeals Court explained that “although on-call hours constitute ‘hours worked,’ remaining available to work is not the same as performing work.... Section 226.7 proscribes only work on a rest break.” The plaintiffs filed a petition for review with the California Supreme Court on March 4, 2015, and on April 29, 2015, the California Supreme Court granted the plaintiffs’ petition. Oral argument has been scheduled for September 29, 2016. We believe that the Appeals Court correctly ruled in our favor, and we look forward to presenting our arguments to the California Supreme Court.
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

13. COMMON STOCK
On September 2, 2015, our Board of Directors authorized the repurchase of up to $200.0 million shares of our common stock under a new share repurchase program, which replaced a previously authorized repurchase program. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. At July 31, 2016, authorization for $157.3 million of repurchases remained under our share repurchase program.
Repurchase Activity

	Nine Months Ended July 31,
(in millions, except per share amounts)	2016	2015
Total number of shares repurchased	1.0	0.6
Average price paid per share	$31.42	$32.23
Total cash paid for share repurchases	$31.2	$20.0
14. INCOME TAXES
Our quarterly provision for income taxes is calculated using an estimated annual effective income tax rate, which is adjusted for discrete items that occur during the reporting period.
Our income taxes for the three and nine months ended July 31, 2016 were favorably impacted by a benefit of $19.0 million, including interest of $1.0 million, related to expiring statutes of limitations, $1.8 million in benefits resulting from the adoption of ASU 2016-09, and the positive impact of the 2016 WOTC. In addition, the nine months ended July 31, 2016 also benefited from $4.9 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2015 and $1.2 million of tax deductions for energy efficient government buildings.
Our income taxes for the three and nine months ended July 31, 2015 were favorably impacted by a benefit of $3.4 million related to expiring statutes of limitations and $1.8 million of tax deductions for energy efficient government buildings. In addition, the nine months ended July 31, 2015 also benefited from $3.6 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2014 and $1.8 million of state employment-based tax credits.

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
The accounting policies for our segments are the same as those disclosed within our significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies.” Our management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs. Corporate expenses not allocated to segments include:

•	certain CEO and other finance and human resource departmental costs;

•	certain information technology costs;

•	share-based compensation costs;

•	certain legal costs and settlements;

•	restructuring and related costs;

•	certain adjustments resulting from actuarial developments of self-insurance reserves; and

•	direct acquisition costs.
Financial Information by Reportable Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2016	2015	2016	2015
Revenues:
Janitorial	$691.8	$678.5	$2,063.9	$2,004.0
Facility Services	146.2	147.3	447.6	449.3
Parking	167.7	162.0	494.4	471.2
Building & Energy Solutions	167.8	149.1	470.7	390.0
Other	123.5	113.0	345.8	306.3
	$1,296.9	$1,249.9	$3,822.4	$3,620.8
Operating profit (loss):(1)
Janitorial	$43.8	$32.9	$112.3	$106.6
Facility Services	7.9	6.0	19.9	18.5
Parking	7.6	7.8	19.0	21.0
Building & Energy Solutions	10.5	8.1	19.9	12.5
Other	5.8	4.5	11.1	10.1
Corporate	(55.8)	(62.5)	(132.4)	(124.2)
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(1.3)	(2.6)	(4.6)	(6.3)
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(0.1)	(1.8)	(1.2)	(1.8)
	18.5	(7.6)	44.0	36.4
Income from unconsolidated affiliates, net	2.1	2.6	5.3	6.3
Interest expense	(2.6)	(2.4)	(7.7)	(7.6)
Income (loss) from continuing operations before income taxes	$18.0	$(7.4)	$41.6	$35.1
(1) In connection with the sale of our Security business, certain general corporate expenses that were previously allocated to Security are now allocated to Corporate expenses and to the Janitorial segment. In addition, certain Corporate expenses that were directly related to the operations of our former Security business have been allocated to discontinued operations. The net impact of these changes is as follows:

(in millions)	Three Months Ended July 31, 2015	Nine Months Ended July 31, 2015
Janitorial	(0.5)	(1.6)
Corporate	3.2	2.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes (“Financial Statements”) and our Annual Report on Form 10-K for the year ended October 31, 2015 (“Annual Report”), which has been filed with the Securities and Exchange Commission (“SEC”). This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may be materially different from those we currently anticipate. See “Forward-Looking Statements” for more information. Throughout the MD&A, amounts and percentages may not recalculate due to rounding. Unless otherwise noted, all information in the MD&A and references to years are based on our fiscal year, which ends on October 31. Our MD&A is comprised of the following sections:

•	Business Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements
Business Overview
ABM is a leading provider of integrated facility solutions, customized by industry, that enable our clients to deliver exceptional facilities experiences. In September 2015, following a comprehensive strategic review, we announced a transformation initiative (our “2020 Vision”), which we expect will drive long-term profitable growth and enhance shareholder value. During the fourth quarter of 2015, we launched our 2020 Vision and began to reorganize how we deliver services. We are pursuing an industry-based, go-to-market strategy that focuses on five groups: Aviation, Business and Industry, Education, Healthcare, and High Tech. Our technical services business complements these industry groups and supports our initiative to deliver value-added solutions through the ability to supply mechanical, electrical, and core services. In addition, we divested our Security business during the fourth quarter of 2015. The Security business is now included within discontinued operations for all periods presented, and we have revised our segment results accordingly.
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

•
Consistent Excellence: Implementing best practices in account management and labor management across the organization, and developing a more integrated approach for continuous improvement in our risk and safety programs.

•	Cost Optimization: Leveraging our scale to manage costs more efficiently and effectively through enhanced procurement management.

•	Talent Development: Creating greater opportunities and career paths for our employees, thereby laying the foundation for our future growth.
See “2016 Highlights—2020 Vision Restructuring” below for additional details on these initiatives.

2016 Highlights
2020 Vision Restructuring
In connection with the execution of our 2020 Vision, we anticipate total pre-tax restructuring and related charges will range from $45 million to $60 million. We expect these costs to consist of employee severance from $17 million to $20 million, external support fees from $14 million to $19 million, other project fees from $7 million to $8 million, lease exit costs related to real estate consolidation from $5 million to $10 million, and the write-down of certain investments from $2 million to $3 million. We anticipate that the majority of these charges will be incurred through the end of 2016. The following table represents costs incurred during the three and nine months ended July 31, 2016, and cumulative costs incurred from inception of our 2020 Vision in the fourth quarter of 2015.

(in millions)	Three Months Ended July 31, 2016	Nine Months Ended July 31, 2016	Cumulative
External Support Fees	$0.7	$9.8	$14.3
Employee Severance	1.7	7.2	12.0
Lease Exit and Other	0.9	2.3	3.1
Asset Impairment	—	—	2.6
Total	$3.3	$19.3	$31.9
Our 2020 Vision is expected to be fully implemented by the second half of 2017. We are anticipating an annualized run-rate for operational benefits in the range of $40 million to $50 million by the end of 2017. During the nine months ended July 31, 2016, we realized $12.9 million of savings in connection with this initiative.
In connection with our 2020 Vision, we are aligning our business operations to support specific industries through the creation of a new organizational structure. As part of this reorganization, we have eliminated several of our traditional personnel roles that existed under our service line structure, and we are in the process of selecting talent to fill newly created roles under our new organization. As such, we are benefiting from the timing of several investments in headcount that have not yet been made. While we expect to incur these personnel-related expenses in the future as these open positions are filled, it is difficult to predict the timing of when these hirings will occur. As such, we may continue to see this benefit in future months.
Insurance
During 2016, we performed both our annual actuarial evaluation and an actuarial review, as described below. As a result of these studies, we increased our reserves for claims related to prior periods by $31.8 million during the nine months ended July 31, 2016. Due to the actuarial evaluation completed during 2015, we increased our reserves for claims related to prior periods by $35.8 million during the three and nine months ended July 31, 2015. As such, on a year-over-year basis, there was a decrease in self-insurance expense related to prior year claims.
Annual Actuarial Evaluations Performed During the Third Quarter of 2016. During the three months ended July 31, 2016, annual actuarial evaluations were performed for the majority of our casualty insurance programs. These evaluations excluded claims relating to certain previously acquired businesses. We expect to complete the evaluation of those claims in the fourth quarter of 2016. These evaluations considered all changes made to claims reserves and claim payment activity for the period commencing May 1, 2015 and ending April 30, 2016 (the “Evaluation Period”). We performed these evaluations for all policy years in which open claims existed.
While we have made significant improvements in our risk management programs, the actuarial evaluation demonstrates these improvements have had a modest impact on prior years and that the impact is not occurring at the pace originally forecasted by the actuaries. The average claim cost was also unfavorably impacted by increases in legal fees, medical costs, and other claim management expenses necessary to adjudicate the claims with dates of loss prior to 2016.
The actuarial evaluations related to our general liability program showed that the total number of claims has remained relatively stable for prior years. However, we experienced adverse developments in prior year claims, which are largely attributable to adjustments on certain property damage claims, in addition to losses for alleged bodily injuries. These fact patterns developed subsequent to the actuarial review performed in the first quarter of 2016 and resulted in increases to our estimate of ultimate losses. Also contributing to the increase in projected cost estimates was a higher than expected average incurred cost for our less severe claims observed during the Evaluation Period. The actuarial analysis also showed the total number of general liability claims improved in 2016. However, this trend data is not yet fully mature, therefore the ultimate claim and severity projections are subject to significant volatility.
Our workers’ compensation estimate of ultimate losses was negatively impacted by increases in projected costs for a significant number of prior year claims in California and New York. These claims have been impacted by statutory, regulatory, and legal implications. In California, we also experienced increases in severity of claims and in frequency of claims beyond that previously projected in the actuarial review performed in the first quarter of 2016. Our claims data in 2016 is showing improvements with a reduction in the number of lost time cases, however ultimate claim count and severity projections are subject to volatility.
Our automobile liability program covers our fleet of passenger vehicles, service vans, and shuttle buses, which are associated with our various transportation service contracts. Claim frequency and severity associated with our fleet operations developed unfavorably versus actuarial expectations. The adverse development was primarily attributable to claims in 2013 through 2015.
After analyzing the recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our total reserves by $19.8 million during the third quarter of 2016.
Actuarial Review Performed During the First Quarter of 2016. During the three months ended January 31, 2016, an actuarial review was performed for the majority of our casualty insurance programs that indicated unfavorable developments in our estimates of ultimate losses related to certain general liability, workers’ compensation, and automobile liability claims, as described below. This review considered all changes made to claims reserves and claim payment activity for the period commencing May 1, 2015 and ending October 31, 2015 (the “Review Period”). We performed this review for all policy years in which open claims existed.
For our general liability program, claim frequency was generally consistent with our expectations. However, the actuarial review identified adverse developments in prior year claims. The adverse developments can be largely attributed to increases in the projected costs to resolve several high exposure claims within our retained limits. Also contributing to the increase in projected cost estimates was a higher than expected average incurred cost for our less severe claims observed during the Review Period.
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
For our automobile liability program, the increase in the projected cost estimates was primarily associated with significant claim reserve adjustments for a small population of high exposure claims within the 2013 policy year. Also contributing to the increase in projected estimates was an increase in claims frequency in the 2015 policy year observed during the Review Period.
As a result of these developments in our casualty insurance programs, we increased our reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims. As a result of this actuarial review, we increased our reserves for claims related to prior periods by $6.0 million at January 31, 2016. As we continued to see a similar trend in adverse developments, we increased our reserves by an additional $6.0 million, resulting in a total increase to our reserves for claims related to prior periods of $12.0 million at April 30, 2016.
Annual Actuarial Evaluations Performed During the Third Quarter of 2015. During the third quarter of 2015, our actuarial evaluations showed unfavorable developments in our estimate of ultimate losses related to certain general liability, workers’ compensation, and automobile liability claims. These evaluations indicated that previously estimated decreases in our average claim cost and the anticipated reduction in the total number of claims had not occurred at the pace contemplated in the 2014 actuarial evaluations. As a result, in the third quarter of 2015, we increased our insurance reserves for years prior to 2015 by $35.8 million. In addition, we increased the rate used to record our insurance reserves in 2016, which resulted in higher insurance expense related to current year claims for the nine months ended July 31, 2016.

Taxes
Our income taxes for the three and nine months ended July 31, 2016 were favorably impacted by a benefit of $19.0 million, including interest of $1.0 million, related to expiring statutes of limitations and the Work Opportunity Tax Credits (“WOTC”).  The WOTC program is a federal tax credit that provides financial incentives to hire individuals from certain target groups who have faced significant barriers to employment. In December 2015, the U.S. Congress retroactively reinstated and extended WOTC for the five-year period commencing January 1, 2015 and extending through December 31, 2019. During the first quarter of 2016, we benefited from the retroactive reinstatement for ten months of our fiscal year 2015, as it reduced our tax expense by $4.9 million for continuing operations. The WOTC benefit related to new hires during 2016 is expected to result in a reduction of tax expense of approximately $7 million during the fiscal year.
Westway Acquisition
During the first quarter of 2016, we acquired Westway Services Holdings (2014) Ltd. (“Westway”), a provider of technical engineering services to clients in the United Kingdom. This acquisition complements ABM’s existing technical services business and supports our initiative to deliver value-added solutions through the ability to supply mechanical, electrical, and core service lines to our current client base in the United Kingdom. In addition, this acquisition provides the opportunity to cross sell ABM’s services to existing Westway clients. Further, this acquisition is in line with our long-term strategic vision as we believe we can achieve higher margins and deliver greater value to our shareholders through our technical services business.
Financial and Operating Summary

•	Revenues increased by $47.0 million, or 3.8%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. Organic revenue increased 2.2%.

•
Operating profit increased by $26.1 million during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. The increase in operating profit is primarily attributable to a lower self-insurance adjustment. Also benefiting the quarter were higher margin revenues, savings from our 2020 Vision initiatives, and one less working day.

•
Our income from continuing operations for the three and nine months ended July 31, 2016 were favorably impacted by a tax benefit of $19.0 million related to expiring statutes of limitations, including $1.0 million of related interest.

•	Net cash provided by operating activities of continuing operations was $98.5 million during the nine months ended July 31, 2016.

•	During the three months ended July 31, 2016, we purchased 0.3 million shares of our common stock at an average price of $35.62 per share for a total of $9.7 million.

•	Dividends of $27.7 million were paid to shareholders, and dividends totaling $0.495 per common share were declared during the nine months ended July 31, 2016.

•
At July 31, 2016, total outstanding borrowings under our line of credit were $224.3 million, and we had up to $443.0 million borrowing capacity under our line of credit, subject to covenant restrictions.

Results of Operations

Three Months Ended July 31, 2016 Compared with the Three Months Ended July 31, 2015
Consolidated

	Three Months Ended July 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$1,296.9	$1,249.9	$47.0	3.8%
Expenses
Operating	1,166.5	1,156.3	10.2	0.9%
Gross margin	10.1%	7.5%	2.6%
Selling, general and administrative	102.8	92.8	10.0	10.7%
Restructuring and related	3.3	2.2	1.1	51.0%
Amortization of intangible assets	5.8	6.2	(0.4)	(6.2)%
Total expenses	1,278.4	1,257.5	20.9	1.7%
Operating profit (loss)	18.5	(7.6)	26.1	NM*
Income from unconsolidated affiliates, net	2.1	2.6	(0.5)	(22.0)%
Interest expense	(2.6)	(2.4)	(0.2)	(8.8)%
Income (loss) from continuing operations before income taxes	18.0	(7.4)	25.4	NM*
Income tax benefit	14.9	8.6	6.3	73.8%
Income from continuing operations	32.9	1.2	31.7	NM*
Net (loss) income from discontinued operations	(1.8)	0.3	(2.1)	NM*
Net income	$31.1	$1.5	$29.6	NM*

*	Not meaningful
Revenues
Revenues increased by $47.0 million, or 3.8%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. The increase in revenues was primarily attributable to: (i) organic growth within our Janitorial segment, (ii) higher technical services revenues within our Building & Energy Solutions segment, (iii) contract expansion within our Air Serv U.S. operations, and (iv) $19.3 million of incremental revenues from the Westway acquisition. This increase was partially offset by lower government services and healthcare revenues within our Building & Energy Solutions segment.
Operating Expenses
Operating expenses increased by $10.2 million, or 0.9%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. Gross margin increased by 2.6% to 10.1% in the three months ended July 31, 2016 from 7.5% in the three months ended July 31, 2015. The increase in gross margin was primarily attributable to a lower self-insurance adjustment, higher margin revenue within our Janitorial segment, including additional tag revenue, and higher revenue contribution from our technical services business. We also benefited from lower payroll and related expenses as a result of one less working day and savings from our 2020 Vision initiatives, including the timing of open positions.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10.0 million, or 10.7%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. The increase in selling, general and administrative expenses was primarily related to:

•	a $6.1 million increase in legal fees and settlement costs, primarily related to the settlement of certain cases alleging wage and hour violations;

•	$2.5 million of incremental selling, general and administrative expenses related to the Westway acquisition;

•	a $1.6 million increase in bad debt primarily related to specific reserves established for client receivables; and

•
a $1.5 million increase in share-based compensation expense primarily related to the absence of a reversal of previously recorded share-based compensation expense in the three months ended July 31, 2015.

This increase was partially offset by $4.6 million in savings from our 2020 Vision.
Restructuring and Related
Restructuring and related costs increased by $1.1 million, or 51.0%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015, in connection with our 2020 Vision. Refer to “2016 Highlights—2020 Vision Restructuring” above for additional details on this initiative.
Income Tax Benefit
Our income taxes for the three months ended July 31, 2016 were favorably impacted by a benefit of $19.0 million, including interest of $1.0 million, related to expiring statutes of limitations and the positive impact of the 2016 WOTC. Additionally, income taxes in the quarter reflect a $1.8 million benefit resulting from the adoption of Accounting Standards Update (“ASU”) 2016-09. Refer to “2016 Highlights—Taxes” above and Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements for additional details on these benefits.
Our income taxes for the three months ended July 31, 2015 were favorably impacted by a benefit of $3.4 million related to expiring statutes of limitations and $1.8 million of tax deductions for energy efficient government buildings.

Segment Information

Our reportable segments consist of: Janitorial, Facility Services, Parking, Building & Energy Solutions, and Other.
Financial Information for Each Reportable Segment

	Three Months Ended July 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues
Janitorial	$691.8	$678.5	$13.3	2.0%
Facility Services	146.2	147.3	(1.1)	(0.8)%
Parking	167.7	162.0	5.7	3.5%
Building & Energy Solutions	167.8	149.1	18.7	12.5%
Other	123.5	113.0	10.5	9.3%
	$1,296.9	$1,249.9	$47.0	3.8%
Operating profit (loss):(1)
Janitorial	$43.8	$32.9	$10.9	33.3%
Operating profit margin	6.3%	4.8%	1.5%
Facility Services	7.9	6.0	1.9	31.7%
Operating profit margin	5.4%	4.1%	1.3%
Parking	7.6	7.8	(0.2)	(2.1)%
Operating profit margin	4.6%	4.8%	(0.3)%
Building & Energy Solutions	10.5	8.1	2.4	29.6%
Operating profit margin	6.3%	5.4%	0.8%
Other	5.8	4.5	1.3	27.8%
Operating profit margin	4.7%	4.0%	0.7%
Corporate	(55.8)	(62.5)	6.7	10.8%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(1.3)	(2.6)	1.3	50.5%
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(0.1)	(1.8)	1.7	94.0%
	$18.5	$(7.6)	$26.1	NM*

*	Not meaningful
(1) In connection with the sale of our Security business, certain general corporate expenses that were previously allocated to Security are now allocated to Corporate expenses and to the Janitorial segment. In addition, certain Corporate expenses that were directly related to the operations of our former Security business have been allocated to discontinued operations. The net impact of these changes is as follows:

(in millions)	Three Months Ended July 31, 2015
Janitorial	(0.5)
Corporate	3.2

Janitorial
	Three Months Ended July 31,
($ in millions)	2016	2015	Increase
Revenues	$691.8	$678.5	$13.3	2.0%
Operating profit	43.8	32.9	10.9	33.3%
Operating profit margin	6.3%	4.8%	1.5%
Janitorial revenues increased by $13.3 million, or 2.0%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. The increase was primarily attributable to organic growth related to the expansion of existing accounts, including additional tag revenue.
Operating profit increased by $10.9 million, or 33.3%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. Operating profit margin increased by 1.5% to 6.3% in the three months ended July 31, 2016 from 4.8% in the three months ended July 31, 2015. The increase in operating profit margin was primarily attributable to higher margin revenue, including additional tag revenue. We also benefited from lower payroll and related expenses as a result of one less working day and savings from our 2020 Vision initiatives, including the timing of open positions. This increase in operating profit margin was partially offset by higher legal fees and settlement costs.

Facility Services
	Three Months Ended July 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$146.2	$147.3	$(1.1)	(0.8)%
Operating profit	7.9	6.0	1.9	31.7%
Operating profit margin	5.4%	4.1%	1.3%
Facility Services revenues decreased by $1.1 million, or 0.8%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. The decrease was primarily attributable to contract losses in excess of new business.
Operating profit increased by $1.9 million, or 31.7%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. Operating profit margin increased by 1.3% to 5.4% in the three months ended July 31, 2016 from 4.1% in the three months ended July 31, 2015. The increase in operating profit margin was primarily attributable to the impact of higher margin revenue, savings from our 2020 Vision initiatives, including the timing of open positions, and lower legal fees and settlement costs.

Parking
	Three Months Ended July 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$167.7	$162.0	$5.7	3.5%
Operating profit	7.6	7.8	(0.2)	(2.1)%
Operating profit margin	4.6%	4.8%	(0.3)%
Management reimbursement revenues totaled $81.3 million and $78.5 million for the three months ended July 31, 2016 and 2015, respectively.
Parking revenues increased by $5.7 million, or 3.5%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. The increase was primarily related to net new business and increased scope of work from existing clients.
Operating profit decreased by $0.2 million, or 2.1%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. Operating profit margin decreased by 0.3% to 4.6% in the three months ended July 31, 2016 from 4.8% in the three months ended July 31, 2015. The decrease in operating profit margin was primarily attributable to higher costs at new locations until the labor management and operations normalize and a legal settlement during the quarter. This decrease in operating profit margin was partially offset by savings from our 2020 Vision initiatives, including the timing of open positions.

Building & Energy Solutions
	Three Months Ended July 31,
($ in millions)	2016	2015	Increase
Revenues	$167.8	$149.1	$18.7	12.5%
Operating profit	10.5	8.1	2.4	29.6%
Operating profit margin	6.3%	5.4%	0.8%
Building & Energy Solutions revenues increased by $18.7 million, or 12.5%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. This increase was primarily attributable to incremental revenues from the Westway acquisition of $19.3 million and higher technical services revenue associated with energy savings performance contracts and a strong backlog. This increase was partially offset by lower government services and healthcare revenues.
Operating profit increased by $2.4 million, or 29.6%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. Operating profit margin increased by 0.8% to 6.3% in the three months ended July 31, 2016 from 5.4% in the three months ended July 31, 2015. The increase in operating profit margin was primarily attributable to higher revenue contribution from technical services and savings from our 2020 Vision initiatives, including the timing of open positions.
This increase was partially offset by higher legal fees and settlement costs, lower operational tax deductions for energy efficient government building projects, lower equity earnings in unconsolidated affiliates, and a specific reserve established for a client receivable during the third quarter of 2016.

Other
	Three Months Ended July 31,
($ in millions)	2016	2015	Increase
Revenues	$123.5	$113.0	$10.5	9.3%
Operating profit	5.8	4.5	1.3	27.8%
Operating profit margin	4.7%	4.0%	0.7%
Revenues from our Other segment increased by $10.5 million, or 9.3%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. The increase was primarily driven by higher cabin cleaning and passenger services revenue in our U.S. operations.
Operating profit increased by $1.3 million, or 27.8%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. Operating profit margin increased by 0.7% to 4.7% in the three months ended July 31, 2016 from 4.0% in the three months ended July 31, 2015. The increase in operating profit margin was primarily attributable to lower amortization expense of intangible assets.

Corporate
	Three Months Ended July 31,
($ in millions)	2016	2015	(Decrease)
Corporate expenses	$55.8	$62.5	$(6.7)	(10.8)%
Corporate expenses decreased by $6.7 million, or 10.8%, during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. The decrease in corporate expenses was primarily related to a $15.9 million year-over-year decrease in self-insurance expense related to prior year claims as a result of an actuarial evaluation completed in the three months ended July 31, 2016.
This decrease was partially offset by:

•	a $3.0 million increase in legal settlement costs, primarily related to the settlement of certain cases alleging wage and hour violations;

•	a $1.6 million increase in restructuring and related costs in connection with our 2020 Vision; and

•
a $1.5 million increase in share-based compensation expense primarily related to the absence of a reversal of previously recorded share-based compensation expense in the three months ended July 31, 2015.

Results of Operations

Nine Months Ended July 31, 2016 Compared with the Nine Months Ended July 31, 2015
Consolidated

	Nine Months Ended July 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$3,822.4	$3,620.8	$201.6	5.6%
Expenses
Operating	3,445.2	3,281.9	163.3	5.0%
Gross margin	9.9%	9.4%	0.5%
Selling, general and administrative	295.1	282.1	13.0	4.6%
Restructuring and related	19.3	2.2	17.1	NM*
Amortization of intangible assets	18.8	18.2	0.6	3.2%
Total expenses	3,778.4	3,584.4	194.0	5.4%
Operating profit	44.0	36.4	7.6	20.7%
Income from unconsolidated affiliates, net	5.3	6.3	(1.0)	(15.8)%
Interest expense	(7.7)	(7.6)	(0.1)	(1.2)%
Income from continuing operations before income taxes	41.6	35.1	6.5	18.3%
Income tax benefit (provision)	11.7	(3.6)	15.3	NM*
Income from continuing operations	53.3	31.5	21.8	69.0%
Net (loss) income from discontinued operations	(3.9)	6.0	(9.9)	NM*
Net income	$49.4	$37.5	$11.9	31.8%

*	Not meaningful
Revenues
Revenues increased by $201.6 million, or 5.6%, during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. The increase in revenues was primarily attributable to: (i) organic growth within our Janitorial segment, (ii) higher technical services revenues within our Building & Energy Solutions segment,(iii) contract expansion within our Air Serv U.S. operations, and (iv) $82.5 million of incremental revenues from acquisitions. This increase was partially offset by lower government services and healthcare revenues within our Building & Energy Solutions segment.
Operating Expenses
Operating expenses increased by $163.3 million, or 5.0%, during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. Gross margin increased by 0.5% to 9.9% in the nine months ended July 31, 2016 from 9.4% in the nine months ended July 31, 2015. The increase in gross margin was primarily attributable to higher margin revenue within our Janitorial segment, including additional tag revenue and higher revenue contribution from our technical services business. We also benefited from savings from our 2020 Vision initiatives, including the timing of open positions. This increase was partially offset by the unfavorable impact of insurance expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $13.0 million, or 4.6%, during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. The increase in selling, general and administrative expenses was primarily related to:

•	an $11.4 million increase in bad debt expense primarily associated with specific reserves established for client receivables;

•	$10.2 million of incremental selling, general and administrative expenses related to acquisitions;

•	a $3.1 million increase in legal fees and settlement costs, primarily related to the settlement of certain cases alleging wage and hour violations;

•	the absence of a $1.4 million gain from a property sale that occurred in the three months ended April 30, 2015; and

•	$1.1 million higher compensation and related expenses due to hiring additional personnel to support selling and marketing initiatives during the second half of 2015 within our Janitorial segment.
This increase was partially offset by:

•	$9.5 million in savings from our 2020 Vision;

•	the absence of $4.6 million in severance expense related to the departures of our former CEO and CFO; and

•	a $4.3 million year-over-year decrease in medical and dental expense as a result of actuarial evaluations completed in the three months ended April 30, 2016.
Restructuring and Related
Restructuring and related costs increased by $17.1 million during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015, in connection with our 2020 Vision.
Income Tax Benefit
Our income taxes for the nine months ended July 31, 2016 were favorably impacted by (i) a benefit of $19.0 million, including interest of $1.0 million, related to expiring statutes of limitations, (ii) $4.9 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2015, (iii) $1.8 million in benefits resulting from the adoption of ASU 2016-09, (iv) $1.2 million of tax deductions for energy efficient government buildings, and (v) the positive impact of the 2016 WOTC.
Our income taxes for the nine months ended July 31, 2015 were favorably impacted by (i) $3.6 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2014, (ii) a benefit of $3.4 million related to expiring statutes of limitations, (iii) $1.8 million of state employment-based tax credits, and (iv) $1.8 million of tax deductions for energy efficient government buildings.
Refer to “2016 Highlights—Taxes” above and Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements for additional details on these benefits.

Segment Information
Financial Information for Each Reportable Segment

	Nine Months Ended July 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues
Janitorial	$2,063.9	$2,004.0	$59.9	3.0%
Facility Services	447.6	449.3	(1.7)	(0.4)%
Parking	494.4	471.2	23.2	4.9%
Building & Energy Solutions	470.7	390.0	80.7	20.7%
Other	345.8	306.3	39.5	12.9%
	$3,822.4	$3,620.8	$201.6	5.6%
Operating profit:(1)
Janitorial	$112.3	$106.6	$5.7	5.4%
Operating profit margin	5.4%	5.3%	0.1%
Facility Services	19.9	18.5	1.4	7.5%
Operating profit margin	4.4%	4.1%	0.3%
Parking	19.0	21.0	(2.0)	(9.9)%
Operating profit margin	3.8%	4.5%	(0.6)%
Building & Energy Solutions	19.9	12.5	7.4	59.3%
Operating profit margin	4.2%	3.2%	1.0%
Other	11.1	10.1	1.0	9.1%
Operating profit margin	3.2%	3.3%	(0.1)%
Corporate	(132.4)	(124.2)	(8.2)	(6.6)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(4.6)	(6.3)	1.7	27.5%
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(1.2)	(1.8)	0.6	31.8%
	$44.0	$36.4	$7.6	20.7%
(1) In connection with the sale of our Security business, certain general corporate expenses that were previously allocated to Security are now allocated to Corporate expenses and to the Janitorial segment. In addition, certain Corporate expenses that were directly related to the operations of our former Security business have been allocated to discontinued operations. The net impact of these changes is as follows:

(in millions)	Nine Months Ended July 31, 2015
Janitorial	(1.6)
Corporate	2.8

Janitorial
	Nine Months Ended July 31,
($ in millions)	2016	2015	Increase
Revenues	$2,063.9	$2,004.0	$59.9	3.0%
Operating profit	112.3	106.6	5.7	5.4%
Operating profit margin	5.4%	5.3%	0.1%
Janitorial revenues increased by $59.9 million, or 3.0%, during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. The increase was primarily attributable to organic growth driven by expansion of existing accounts, including additional tag revenue.
Operating profit increased by $5.7 million, or 5.4%, during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. Operating profit margin increased by 0.1% to 5.4% in the nine months ended July 31, 2016 from 5.3% in the nine months ended July 31, 2015. The increase in operating profit margin was primarily attributable to higher margin revenue, including additional tag revenue and savings from our 2020 Vision initiatives, including the timing of open positions. This increase was partially offset by the unfavorable impact of insurance expense, the absence of a gain from a property sale that occurred in the three months ended April 30, 2015, higher compensation and related expenses due to hiring additional personnel to support selling and marketing initiatives during the second half of 2015, and higher legal settlement costs.

Facility Services
	Nine Months Ended July 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$447.6	$449.3	$(1.7)	(0.4)%
Operating profit	19.9	18.5	1.4	7.5%
Operating profit margin	4.4%	4.1%	0.3%
Facility Services revenues decreased by $1.7 million, or 0.4%, during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. The decrease was primarily attributable to contract losses in excess of new business. This decrease was partially offset by additional tag revenue and the timing of a biannual contractual performance-based award.
Operating profit increased by $1.4 million, or 7.5%, during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. Operating profit margin increased by 0.3% to 4.4% in the nine months ended July 31, 2016 from 4.1% in the nine months ended July 31, 2015. The increase in operating profit margin was primarily attributable to the impact of higher margin revenue, savings from our 2020 Vision initiatives, including the timing of open positions, and the timing of a biannual contractual performance-based award. These benefits were partially offset by the unfavorable impact of insurance expense and a specific reserve established for a client receivable.

Parking
	Nine Months Ended July 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$494.4	$471.2	$23.2	4.9%
Operating profit	19.0	21.0	(2.0)	(9.9)%
Operating profit margin	3.8%	4.5%	(0.6)%
Management reimbursement revenues totaled $243.8 million and $230.6 million for the nine months ended July 31, 2016 and 2015, respectively.
Parking revenues increased by $23.2 million, or 4.9%, during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. The increase was primarily related to net new business and increased scope of work from existing clients.

Operating profit decreased by $2.0 million, or 9.9%, during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. Operating profit margin decreased by 0.6% to 3.8% in the nine months ended July 31, 2016 from 4.5% in the nine months ended July 31, 2015. The decrease in operating profit margin was primarily attributable to higher costs relating to operational issues with certain accounts, the conversion of some contracts from managed to leased location arrangements, and higher expenses at new locations until the labor management and operations normalize. In addition, we were negatively impacted by a legal settlement, a state tax audit, and a specific reserve established for a client receivable. This decrease in operating profit margin was partially offset by savings from our 2020 Vision initiatives, including the timing of open positions.

Building & Energy Solutions
	Nine Months Ended July 31,
($ in millions)	2016	2015	Increase
Revenues	$470.7	$390.0	$80.7	20.7%
Operating profit	19.9	12.5	7.4	59.3%
Operating profit margin	4.2%	3.2%	1.0%
Building & Energy Solutions revenues increased by $80.7 million, or 20.7%, during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. This increase was primarily attributable to incremental revenues from acquisitions of $78.1 million and higher technical services revenue associated with a strong backlog and energy savings performance contracts. This increase was partially offset by lower government services and healthcare revenues.
Operating profit increased by $7.4 million, or 59.3%, during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. Operating profit margin increased by 1.0% to 4.2% in the nine months ended July 31, 2016 from 3.2% in the nine months ended July 31, 2015. The increase in operating profit margin was primarily attributable to higher revenue contribution from technical services and savings from our 2020 Vision initiatives, including the timing of open positions. In addition, the prior year period was negatively impacted by non-recurring items at certain healthcare clients. This increase was partially offset by specific reserves established for client receivables, higher legal fees and settlement costs, and lower equity earnings in unconsolidated affiliates.

Other
	Nine Months Ended July 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$345.8	$306.3	$39.5	12.9%
Operating profit	11.1	10.1	1.0	9.1%
Operating profit margin	3.2%	3.3%	(0.1)%
Revenues from our Other segment increased by $39.5 million, or 12.9%, during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. The increase was primarily driven by higher passenger services and cabin cleaning revenues in our U.S. operations.
Operating profit increased by $1.0 million, or 9.1%, during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. Operating profit margin decreased by 0.1% to 3.2% in the nine months ended July 31, 2016 from 3.3% in the nine months ended July 31, 2015. The decrease in operating profit margin was primarily attributable to the unfavorable impact of insurance expense and a penalty imposed by a regulatory agency. Also negatively impacting operating profit margin was the operations in one region of a large multi-regional contract during the three months ended January 31, 2016. Through corrective steps, we improved the profitability of this contract within the impacted region. This decrease was partially offset by lower amortization expense of intangible assets.

Corporate
	Nine Months Ended July 31,
($ in millions)	2016	2015	Increase
Corporate expenses	$132.4	$124.2	$8.2	6.6%
Corporate expenses increased by $8.2 million, or 6.6%, during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. The increase in corporate expenses was primarily related to:

•	a $17.2 million increase in restructuring and related costs, net of the reversal of share-based compensation expense, in connection with our 2020 Vision; and

•
a $5.2 million increase in bad debt expense related to a specific reserve established for a client receivable that is being litigated and for which, based on recent unfavorable developments, a significant portion of the outstanding receivable amount is no longer deemed collectible.

This increase was partially offset by:

•	the absence of $4.6 million in severance expense related to the departures of our former CEO and CFO;

•	a $4.3 million year-over-year decrease in medical and dental expense as a result of actuarial evaluations completed in the three months ended April 30, 2016;

•	a $3.9 million year-over-year decrease in self-insurance expense related to prior year claims as a result of an actuarial evaluation completed in the three months ended July 31, 2016; and

•	a $2.5 million decrease in compensation and related expenses primarily due to savings from our 2020 Vision and a bonus reversal for certain incentive plans.

Liquidity and Capital Resources
Our primary sources of liquidity are operating cash flows and borrowing capacity under our line of credit. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs.
Other than normal working capital requirements, we anticipate that our short- and long-term cash requirements will include costs associated with our 2020 Vision, share repurchases, dividend payments, and legal settlements. In addition, our management continues to evaluate strategic opportunities to acquire new businesses, which may impact our future cash requirements.
We believe that our operating cash flows and borrowing capacity under our line of credit are sufficient to fund our cash requirements for the next twelve months. In the event that our plans change or our cash requirements are greater than we anticipate, we may access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.
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
Line of Credit
At July 31, 2016, the total outstanding amounts under our $800.0 million line of credit in the form of cash borrowings and standby letters of credit were $224.3 million and $132.7 million, respectively. At July 31, 2016, we had up to $443.0 million borrowing capacity under our line of credit.
Our ability to draw down available capacity under our line of credit is subject to, and limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. Other covenants under our line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of July 31, 2016, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
Captive Insurance Company
In the first quarter of 2015, we formed IFM Assurance Company (“IFM”), a wholly-owned captive insurance company. IFM is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk and safety programs and provide us with increased flexibility in the end-to-end management of our insurance programs. IFM began providing coverage to us as of January 1, 2015. In 2016, we expect that cash tax savings related to coverage provided by IFM will range between $15 million and $20 million.
Share Repurchases
On September 2, 2015, our Board of Directors authorized the repurchase of up to $200.0 million shares of our common stock under a new share repurchase program, which replaced a previously authorized repurchase program. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. At July 31, 2016, authorization for $157.3 million of repurchases remained under our share repurchase program.

Repurchase Activity

	Nine Months Ended July 31,
(in millions, except per share amounts)	2016	2015
Total number of shares repurchased	1.0	0.6
Average price paid per share	$31.42	$32.23
Total cash paid for share repurchases	$31.2	$20.0
Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash provided by operating activities of continuing operations was $98.5 million during the nine months ended July 31, 2016. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable (including receivables from U.S. Government contracts, which generally have longer collection periods); the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims. The table below summarizes our cash and cash equivalents activity.

	Nine Months Ended July 31,
(in millions)	2016	2015
Net cash provided by operating activities of continuing operations	$98.5	$104.9
Net cash used in operating activities of discontinued operations	(25.6)	(3.5)
Net cash provided by operating activities	72.9	101.4

Net cash used in investing activities of continuing operations	(102.8)	(35.7)
Net cash used in investing activities of discontinued operations	(3.1)	(0.2)
Net cash used in investing activities	(105.9)	(35.9)

Net cash provided by (used in) financing activities	29.1	(51.0)
Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations decreased by $6.4 million during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. This decrease was primarily related to the timing of energy savings performance contract (“ESPC”) receivable collections and the timing of vendor payments. This decrease was partially offset by the timing of tax payments.
Operating Activities of Discontinued Operations
Net cash used in operating activities of discontinued operations increased by $22.1 million during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. This increase was primarily attributable to $20.6 million in taxes paid in connection with the sale of our Security business.
Investing Activities of Continuing Operations
Net cash used in investing activities of continuing operations increased by $67.1 million during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. The increase was primarily related to a $61.8 million year-over-year increase in cash paid, net of cash acquired, for acquisitions.

Investing Activities of Discontinued Operations
Net cash used in investing activities of discontinued operations increased by $2.9 million during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. The increase was primarily due to the payment of $3.1 million in settlement of the final working capital adjustment from the sale of the Security business.
Financing Activities
Net cash provided by financing activities increased by $80.1 million during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. The increase was primarily related to an $81.0 million increase in net borrowings from our line of credit and $15.3 million in proceeds from ESPC projects. This increase was partially offset by an $11.2 million increase in cash used for common stock repurchases.

Contingencies

We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.

At July 31, 2016, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $9.2 million. This $9.2 million includes the accrual of $4.8 million in connection with the settlement of certain cases alleging wage and hour violations. Litigation outcomes are difficult to predict and the estimation of probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. There is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipated.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $15 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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

Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date/Method of Adoption	Effect on the Financial Statements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.	This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.	November 1, 2018 Adoption of this standard will be applied using a retrospective transition method to each period presented.	We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.	This ASU replaces the existing incurred loss impairment model with a methodology that incorporates all expected credit loss estimates, resulting in more timely recognition of losses.
November 1, 2020

This standard will be applied using a modified retrospective adoption approach with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively.

We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.
In March, April, and May 2016, the FASB issued three ASUs related to Revenue from Contracts with Customers (Topic 606): ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Identifying Performance Obligations and Licensing; and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients.
Together, these ASUs provide supplemental adoption guidance and clarification to previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).
November 1, 2018

This standard will be applied as a full retrospective adoption to all periods presented or a modified retrospective adoption approach with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.
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
November 1, 2018

Adoption of this amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption, except for amendments related to equity instruments that do not have readily available determinable fair values that should be applied prospectively.
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
b. Changes in Internal Control Over Financial Reporting.
We are currently migrating many of our financial reporting and processes to our shared services center as part of our 2020 Vision strategic initiative. We plan to continue to migrate such processes during fiscal year 2017.
There were no other changes in our internal control over financial reporting during the third quarter of 2016 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Repurchase Activity

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
5/1/2016 - 5/31/2016	0.1	$32.75	0.1	$165.8
6/1/2016 - 6/30/2016	0.1	$36.14	0.1	$160.9
7/1/2016 - 7/31/2016	0.1	$36.06	0.1	$157.3
	0.3	$35.62	0.3	$157.3
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

ABM Industries Incorporated

September 8, 2016	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

September 8, 2016	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, and Corporate Controller (Principal Accounting Officer)