Form 10-K
period 2016-10-31
ABM INDUSTRIES INC /DE/
filed 2016-12-21
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2016 as reported on the New York Stock Exchange on that date: $1,777,132,715

Number of shares of the registrant’s common stock outstanding as of December 14, 2016: 55,555,719
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Definitive Proxy Statement relating to the registrant’s 2017 Annual Meeting of Shareholders, to be held on March 8, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-K contains both historical and forward-looking statements regarding ABM Industries Incorporated (“ABM”) and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements, within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, related to future expectations, estimates, and projections that are uncertain and often contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. For us, particular uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include statements regarding: the implementation of our 2020 Vision strategic transformation initiative; the cost savings we expect to achieve by the realignment of our business operations to better support specific industries; the effectiveness of our risk management and safety programs; the strategic direction of our Government Services business; our future operating and financial performance; our plans to return capital to stockholders, whether through stock repurchases, cash dividends, or otherwise; and the other factors that are described in Item 1A, “Risk Factors.”
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

PART I
ITEM 1. BUSINESS.
General
ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of integrated facility solutions, customized by industry, that enable our clients to deliver exceptional facilities experiences. Our mission is to take care of the people, places, and spaces that matter to our clients. ABM’s comprehensive services include electrical and lighting, energy solutions, facilities engineering, HVAC and mechanical, janitorial, landscape and turf, mission critical solutions, and parking, which we provide through stand-alone or integrated solutions. We serve urban, suburban, and rural areas and properties of all sizes—from schools and commercial buildings to airports, data centers, hospitals, and manufacturing plants.
Our history dates back to 1909, when American Building Maintenance Company began as a window washing company in San Francisco with one employee. In 1985, we were incorporated in Delaware under the name American Building Maintenance Industries, Inc., as the successor to the business originally founded in 1909. In 1994, we changed our name to ABM Industries Incorporated. Our common stock is listed on the New York Stock Exchange under the ticker symbol ABM. Unless otherwise indicated, all references to years are to our fiscal year, which ends on October 31.
Strategic Developments: 2020 Vision
In September 2015, we announced our comprehensive transformation initiative (“2020 Vision”) intended to drive long-term profitable growth through an industry-based go-to-market approach. Our 2020 Vision involves a three-phase approach: Phase 1, which we completed on November 1, 2016, involved a realignment of our organization; Phase 2 focuses on improvements to our operational framework to promote efficiencies and process enhancements; and in Phase 3, on the foundation of benefits realized from Phases 1 and 2, we anticipate accelerating growth with our industry-based go-to-market service model. During 2016, we made initial progress on the following four operating priorities, which we outlined at the onset of our journey.
Organizational Realignment
On November 1, 2016, we completed Phase 1 of our transformation initiative, establishing five industry groups and one Technical Solutions group, which spans the five industry groups:
Through these groups, we will be able to offer a full complement of solutions, including janitorial, facilities engineering, and parking, on a stand-alone basis or in combination with each other or with specialized mechanical and electrical technical services.
Consistent Excellence
As Phase 2 of our transformation initiative matures, we will continue to identify, design, codify, and implement standard operating procedures (“SOPs”) that we anticipate will enable us to achieve more profitable growth across all of our industry groups and our Technical Solutions business. Our initial focus will be in the areas of account management, labor management, manager development, and safety and risk management. To achieve our objective of more profitable growth and best-in-class client service, we have created a Center of Excellence (“COE”) that will support the process of continuous improvement through best practices and drive these throughout our organization.

Cost Optimization
In 2016, we began to consolidate certain of our back office functions in our shared services center. As of November 1, 2016, we had transferred a portion of our back office functions to the shared services center, resulting in the cost savings described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We are also pursuing additional initiatives to reduce costs, such as a consolidated procurement process.
Talent Development
One of the key underpinnings of our 2020 Vision is the investment in people and the development of personnel. To that end, we have created a Talent Management Group that will be responsible for driving best-in-class talent development throughout the organization.
2020 Vision: Strategic Acquisitions and Divestitures

Our acquisitions of Air Serv Corporation (“Air Serv”) and HHA Services, Inc. (“HHA”), both on November 1, 2012, represented significant movement towards an industry-based approach to the delivery of facility solutions. Air Serv is a provider of facility solutions for airlines, airports, and freight companies, while HHA is a provider of food services, housekeeping, patient assistance, and plant maintenance to healthcare systems, hospitals, long-term care facilities, and retirement communities. In 2016, we acquired Westway Services Holdings (2014) Ltd. (“Westway”), a provider of technical services in the United Kingdom, which expanded our geographic range of these offerings.
In October 2015, we divested our Security business in a sale of substantially all of the assets of this business to Universal Protection Service, L.P. for cash proceeds of $131.0 million. This business was identified as strategically not aligned with our 2020 Vision. In the fourth quarter of 2016, we exited our GreenHomes America franchising business and decided to sell our Government Services business. Our Government Services business provides specialty solutions in support of U.S. government entities, such as construction management and mission support. This business is currently part of our Building & Energy Solutions segment, as described below, and under future segment reporting it will be a separate segment until it is sold.
2020 Vision: 2017 and Beyond
We expect to continue making progress on Phase 2 of our transformation initiative during 2017. During this time, our key priorities will be completing the migration of our back office functions to the shared services center, driving cost optimization initiatives through our procurement program, and implementing enterprise-wide SOPs through our Consistent Excellence work streams, including extending the use of external advisors for initial pricing and furthering of procurement efforts. By prioritizing these initiatives, we believe that we are building a foundation that should enable us to deliver leading industry-based facility solutions.
Segment and Geographic Financial Information
Current Segment Reporting
For management and financial reporting purposes, our businesses are currently separated into five segments: Janitorial, Facility Services, Parking, Building & Energy Solutions, and Other (which includes our Air Serv business). Our principal operations are in the United States, and in 2016, our U.S. operations generated approximately 94% of our revenues. For segment and geographical financial information, see Note 20, “Segment and Geographic Information,” in the Notes to Consolidated Financial Statements. In addition, for a discussion of risks attendant to our foreign operations, see “Risk Factors,” in Item 1A.
Services and Offerings within Segments
Janitorial
Our Janitorial segment provides a wide range of essential cleaning services for commercial office buildings, data centers, educational institutions, government buildings, health facilities, industrial buildings, retail stores, sport event facilities, and transportation hubs. These services include carpet cleaning and dusting, floor cleaning and finishing, window washing, and other building cleaning services. We typically provide our services pursuant to contracts with clients, usually obtained through a competitive bid process. Contracts in our Janitorial segment generally fall into the following categories: fixed-price arrangements, cost-plus arrangements, and arrangements relating to one-time supplemental services (known as tag services). The majority of the Janitorial segment’s contracts are fixed-price arrangements, which are more at risk to profit margin compression than cost-plus arrangements. In addition, profit margins on contracts tend to be inversely proportional to the size of the contract, as large-scale contracts tend to be more competitively priced than small or stand-alone agreements.
Facility Services
Our Facility Services segment provides onsite mechanical engineering and technical services and solutions relating to a broad range of facilities and infrastructure systems. Facilities we service include commercial office buildings, data centers, educational institutions, high technology manufacturing facilities, shopping centers, and transportation hubs. These services are designed to extend the useful life of facility fixed assets, improve equipment operating efficiencies, reduce energy consumption, lower overall operational costs for clients, and enhance the sustainability of client locations. The majority of our Facility Services contracts are structured as cost-plus arrangements. Nearly all Facility Services contracts are obtained by competitive bidding.
Parking
Our Parking segment provides parking and transportation services for clients at various locations, including commercial office buildings, educational institutions, health facilities, hotels, sport event facilities, and transportation hubs. We operate our clients’ parking facilities through three primary types of arrangements: parking reimbursement, leased location, and allowance location. Under the parking reimbursement arrangement, we manage the parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. These revenues and expenses are reported in equal amounts for costs reimbursed from our managed locations. Under leased location arrangements, we generally pay to the property owner a fixed amount of rent, plus a percentage of revenues derived from monthly and transient parkers. We retain all revenues and we are responsible for most operating expenses incurred. Under allowance location arrangements, we are paid a fixed or hourly fee to provide parking services, and we are responsible for certain operating expenses, as specified in the contract.
Building & Energy Solutions
Our Building & Energy Solutions segment provides custom energy solutions, electrical, HVAC, lighting, and other general maintenance and repair services for clients in the public and private sectors. These services, which include bundled energy solutions, energy efficiency upgrades, installations, preventative maintenance, retro-commissioning, and retrofits, are designed to extend the useful life of facility fixed assets, improve equipment operating efficiencies, reduce energy consumption, lower overall operational costs for clients, and enhance the sustainability of client locations. The operations of the recently acquired Westway business are included in this segment.
Building & Energy Solutions also provides specialty solutions in support of U.S. government entities, such as: construction management; energy efficiency upgrades; healthcare support; leadership development; military base operations; and other mission support. As referenced in “2020 Vision: Strategic Acquisitions and Divestitures,” we decided to sell our Government Services business and classified it as held for sale in the fourth quarter of 2016.
This segment also provides facility management and environmental services, food and nutrition services, healthcare technology management services, and patient and guest services in support of healthcare systems and hospitals. Furthermore, it franchises certain operations under franchise agreements relating to our Linc Service and TEGG brands. In 2016, 3% of this segment’s revenue was attributable to these franchised operations.
Contracts for this segment are structured as cost-plus arrangements, fixed-price arrangements, fixed-price repair and refurbishment arrangements, and franchise arrangements. These contracts can vary widely from industry to industry. We also offer certain clients guaranteed energy savings on installed equipment, including Energy Savings Performance Contracts (“ESPC”) with the federal government. Under these arrangements, we agree to develop, design, engineer, and construct a project and guarantee that the project will satisfy agreed-upon performance standards. Historically, we have not incurred any material losses in connection with these guarantees.
In 2016, sales to the U.S. government accounted for approximately 22% of revenues in the Building & Energy Solutions segment.
Other
Our Other segment provides facility solutions to airlines and airports related to access control, aircraft cabin cleaning, certain shuttle bus operations, and passenger assistance. Two clients accounted for approximately 50% of revenues for this segment in 2016. We typically provide services to clients in this segment under master services agreements. These agreements are typically re-bid upon renewal and are generally structured as fixed-price arrangements, transaction-price arrangements, and hourly arrangements. Some contracts include both a fixed fee component and a variable pricing component.
Future Segment Reporting Under Our 2020 Vision
The changes described above relating to our 2020 Vision and our strategic transformation will result in changes to our reportable segments in 2017. These new segments, described below, align with our new organizational structure.

Reportable Segment	Description
Business & Industry (“B&I”)
B&I represents our largest reportable segment. It encompasses janitorial, facilities engineering, and parking services to commercial real estate industries, including sports and entertainment venues as well as industrial and manufacturing sites.

Aviation
Aviation includes Air Serv (our Other segment) and our services supporting airlines and airports. A wide array of services that support the needs of our clients are included in this segment, ranging from parking and janitorial to passenger assistance, air cabin maintenance, and transportation.

Emerging Industries Group	Our Emerging Industries Group encompasses janitorial, facilities engineering, and parking services for Education, High Tech, and Healthcare industries.
Technical Solutions
Technical Solutions provides specialized mechanical and electrical services. These services can also be leveraged for cross-selling within B&I, Aviation, and Emerging Industry Groups, both domestically and internationally (through our U.K.-based acquisition of Westway).

Government Services
Our held-for-sale Government Services business provides specialty solutions in support of U.S. government entities, such as: construction management; energy efficiency upgrades; healthcare support; leadership development; military base operations; and other mission support services.

Service Marks, Trademarks, and Trade Names
We hold various service marks, trademarks, and trade names, such as “ABM,” “ABM Building Value,” “ABM Greencare,” “ABM MPower,” “Linc Service,” and “TEGG,” which we deem important to our marketing activities, our business, and, with respect to certain of these, the franchising activities conducted by our Building & Energy Solutions segment.
Dependence on Significant Client
No client accounted for more than 10% of our consolidated revenues during 2016, 2015, or 2014.
Competition
We believe that each aspect of our business is highly competitive and that such competition is based primarily on price, quality of service, and ability to anticipate and respond to industry changes. A majority of our revenue is derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, industry expertise, and financial strength. The low cost of entry in the facility services business results in a very competitive market. We mainly compete with regional and local owner-operated companies that may have more acute vision into local markets and significantly lower labor and overhead costs, providing them with a competitive advantage. We also compete indirectly with companies that can perform for themselves one or more of the services we provide. The competitive environment for each of our businesses is described below. For a discussion of risks associated with competition, see “Risk Factors,” in Item 1A.
Janitorial
Our Janitorial business competes with local, regional, and national providers. On a national basis, we compete with the operating divisions of a few large, diversified facility services companies. We also compete indirectly with building owners and tenants who can internally perform one or more of the services we provide. These building owners and tenants have an increased advantage in locations where outsourced services are subject to sales tax. Competitors of our Janitorial business include: Able Building Maintenance; Aramark; Cushman & Wakefield; GCA Services Group, Inc.; Harvard Maintenance; and ISS.

Facility Services
Competition related to our Facility Services segment is based on technical expertise, price, and quality of service. Our ability to attract and retain qualified personnel depends on workforce availability and our ability to successfully compete for persons having the necessary skills and experience. On a national basis, we compete with the operating divisions of many large, diversified facility services companies. Competitors of our Facility Services business include: Able Building Maintenance; Aramark; CBRE Group, Inc.; and Cushman & Wakefield.
Parking
Our Parking business competes with local, regional, and national parking management companies. On a national basis, we compete with a small number of parking management companies, including LAZ Parking and SP Plus Corporation. We compete directly with many local and regional parking companies. We also compete indirectly with aviation service companies, hotels, municipalities, and other entities that manage their own parking facilities, potentially eliminating those facilities as management or lease opportunities. We also face significant competition in our efforts to provide ancillary services, such as shuttle transportation services and parking enforcement, because several large companies specialize in these services.
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
We face intense competition for available U.S. government business. Current trends in the U.S. government contracting process, which include fewer sole source awards, more emphasis on cost competitiveness, and increased set-aside awards for small and/or disadvantaged businesses, have increased competition for U.S. government contracts and increased pricing pressure. The U.S. government’s use of set-aside awards makes it advantageous for us to increase the percentage of business we pursue through strategic joint ventures.
Within our healthcare support services business, we face significant competition from several large, global competitors as well as hospitals and health systems providing “in-house services.”
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
Sales and Marketing
Our sales and marketing activities include direct interactions with prospective and existing clients, pricing, proposal management, and customer relationship management by dedicated business development teams, operations personnel, and management. These activities are executed by branch and regional teams assigned to our industry groups and are supported by centralized sales support teams, inside sales teams, corporate marketing personnel, and our COE teams with marketing campaigns, lead management, training, sales tools, and proposal systems, all governed by standard operating procedures.
Regulatory Environment and Environmental Compliance
Our operations are subject to various federal, state, and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water, and air, and the generation, handling, storage, transportation, and disposal of waste and hazardous substances. From time to time we are involved in environmental matters at certain of our locations or in connection with our operations. Historically, the cost of complying with environmental laws or resolving environmental issues relating to locations or operations in the United States or abroad has not had a material adverse effect on our financial position, results of operations, or cash flows.
Employees
As of October 31, 2016, we employed approximately 110,000 employees.
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

Executive Officers of Registrant
Executive Officers on December 21, 2016

Name	Age	Principal Occupations and Business Experience
Scott Salmirs	54
President and Chief Executive Officer of ABM since March 2015; Executive Vice President of ABM from September 2014 to March 2015, with global responsibility for ABM’s aviation division and all international activities; Executive Vice President of ABM’s Onsite Services division focused on the Northeast from 2003 to September 2014; Member of the Board of Directors of ABM since January 2015.

D. Anthony Scaglione	44
Executive Vice President and Chief Financial Officer of ABM since April 2015; Senior Vice President, Treasurer, and Head of Mergers and Acquisitions of ABM from January 2012 to April 2015; Vice President and Treasurer of ABM from June 2009 to January 2012; Chairman of the Board of the Association for Financial Professionals (AFP), the professional society that represents finance executives across the globe, from November 2014 to October 2016.

James P. McClure	59	Chief Operating Officer of ABM since February 2016; Executive Vice President of ABM since September 2002.
Sarah Hlavinka McConnell	52
Executive Vice President, General Counsel, and Corporate Secretary of ABM since September 2014; Senior Vice President, General Counsel, and Corporate Secretary of ABM from May 2008 to September 2014; Senior Vice President and Deputy General Counsel of ABM from September 2007 to May 2008; Member of the Board of Directors of Cigna Life Insurance Company of New York since February 2013. On December 14, 2016, Ms. McConnell informed the Company that she will resign on January 17, 2017.

Dean A. Chin	48	Senior Vice President, Chief Accounting Officer, and Corporate Controller of ABM since June 2010; Vice President and Assistant Controller of ABM from June 2008 to June 2010.
David R. Goodes	44
Senior Vice President and Chief Human Resources Officer of ABM since January 2016; Executive Vice President Human Resources of Hess Retail Corporation during 2014; Vice President, Human Resources, Marketing & Refining of Hess Corporation from March 2011 to December 2013; Director, Human Resources of Hess Corporation from October 2005 to March 2011.

Scott Giacobbe	54	President of ABM’s U.S. Technical Solutions since November 2010.
Rene Jacobsen	55
President of ABM’s Business & Industry Group since February 2016; Executive Vice President of ABM’s West Region from April 2012 to February 2016; Executive Vice President and Chief Operating Officer of Temco Service Industries from November 2007 to April 2012.

Thomas J. Marano	66
President of ABM’s Aviation Group since February 2016; Executive Vice President and President of ABM’s acquired Air Serv business from November 2012 to February 2016; Chief Executive Officer of Air Serv Corporation from January 2006 to November 2012.

ITEM 1A. RISK FACTORS.
Risks Related to Our Operations
Changes to our businesses, operating structure, financial reporting structure, or personnel relating to the implementation of our 2020 Vision strategic transformation initiative, including our move to a shared services center, may not have the desired effects on our financial condition and results of operations.
During the fourth quarter of 2015, we announced our transformation initiative (“2020 Vision”), which is intended to differentiate ABM in the marketplace, accelerate revenue growth for certain industry groups, and improve our margin profile. We may not be able to execute on this strategy as a result of numerous factors, such as client resistance to an integrated approach, inability to deliver requested end-to-end services, and difficulty penetrating certain markets. Even if we are able to execute our 2020 Vision, we may not realize the full benefits that we currently expect within the anticipated time frame or at all. For example, although we may be able to leverage scale to manage costs more efficiently and effectively, the realignment of our business operations may not provide us with the anticipated competitive advantage or revenue growth. Moreover, the execution of our 2020 Vision may result in substantial expenses in excess of what is currently forecast. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from our 2020 Vision may be offset by costs or delays incurred in its execution. In addition, our 2020 Vision may cause substantial disruption to our operations and may not have the anticipated positive effects on our relationships with our employees, clients, and suppliers.
The migration of many of our financial reporting and processes to our shared services center may not create the operational efficiencies that we expect. In addition, the move to a shared services environment may create risks relating to the processing of transactions and recording of financial information. During the transition period, we could experience a lapse in the operation of internal controls due to turnover, lack of legacy knowledge, and inappropriate training, which could result in significant deficiencies or material weaknesses.

We announced that we intend to sell our Government Services business in 2017. However, we cannot provide assurances about the timing of the sale or that such sale will ultimately occur. Any potential sale transaction is dependent upon a number of factors that may be beyond our control, including market conditions, industry trends, the interest of third parties in our Government Services business, board of directors approval, and the availability of financing to potential buyers. In addition, the costs that we may incur in connection with the planned sale may not be recovered if a sale is not consummated upon anticipated terms.
We may face difficulties identifying, acquiring, and integrating businesses.
In the past, a significant portion of our growth has been generated by acquisitions, and we expect to continue to acquire businesses in the future as part of our growth strategy. If there is a slowdown in the pace or size of our acquisitions, we could experience a slower growth rate. In addition, there is no assurance that anticipated synergistic benefits will be achieved. The areas in which we may face risks in connection with any potential acquisition of a business include, but are not limited to:

•	management time and focus may be diverted from operating our business to acquisition integration;

•	clients or key employees of an acquired business may not remain, which could negatively impact our ability to grow that acquired business;

•	integration of the acquired business’s accounting, information technology, human resources, and other administrative systems may fail to permit effective management and expense reduction;

•	implementing internal controls, procedures, and policies appropriate for a public company may fail in an acquired business that lacks some of these controls, procedures, and policies;

•	additional indebtedness incurred as a result of an acquisition may impact our financial position, results of operations, and cash flows; and

•	unanticipated or unknown liabilities may arise relating to the acquired business.

We have high deductibles for certain insurable risks, and therefore we are subject to volatility associated with those risks, including the possibility that changes in estimates of ultimate insurance losses could result in a material charge against our earnings.
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. We are responsible for claims both within and in excess of our retained limits under our insurance policies, and while we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature, or magnitude of claims for direct or consequential damages. If our insurance coverage proves to be inadequate or unavailable, our business may be negatively impacted.
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
The determination of required insurance reserves is dependent upon significant actuarial judgments. We use the results of actuarial studies to estimate insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years. Actual experience related to our insurance reserves can cause us to change our estimates for reserves and any such changes may materially impact results, causing significant volatility in our operating results. We have experienced material negative trends and may continue to experience these and other material negative trends in future periods.
Our risk management and safety programs may not have the intended effect of allowing us to reduce our insurance costs for casualty programs.
We attempt to mitigate the aforementioned risk that our insurance coverage may be inadequate or unavailable through the implementation of company-wide safety and loss control efforts designed to decrease the incidence of accidents or events that might increase our liability. Our claims data in 2016 is showing improvement, however this trend data is not yet fully mature and claims and severity data are subject to significant volatility and may not mitigate these risks.
Our business success depends on our ability to attract and retain qualified personnel and senior management.
Our future performance depends on the continuing services and contributions of our senior management to execute on our organic growth and acquisition strategy and to identify and pursue new opportunities. Our future success also depends, in large degree, on our continued ability to attract and retain qualified personnel. Any unplanned turnover in senior management or inability to attract and retain qualified personnel could have a negative effect on our results of operations.
Our business success depends on our ability to preserve long-term client relationships.
We primarily provide services pursuant to agreements that are cancelable by either party upon 30 to 90 days’ notice. As we generally incur higher initial costs on new contracts until the labor management and facilities operations normalize, our business associated with long-term client relationships is generally more profitable than short-term client relationships. If we lose a significant number of long-term clients, our profitability could be negatively impacted, even if we gain equivalent revenues from new clients.
Losses or other incidents at facilities in which we operate could cause significant damage to our reputation and financial loss.
We depend to a large extent on our relationships with our clients and our reputation for quality integrated facility solutions. As such, adverse publicity stemming from an accident or other incident involving our facility operations or food and nutrition services related to injury, illness, or death could harm our reputation and expose us to significant liability.

Our success depends on our ability to continue to gain profitable business despite competitive pressures.
We believe that each aspect of our business is highly competitive and that such competition is based primarily on price, quality of service, and ability to anticipate and respond to industry changes. A majority of our revenue is derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, industry expertise, and financial strength. The low cost of entry in the facility services business results in a very competitive market. We mainly compete with regional and local owner-operated companies that may have more acute vision into local markets and significantly lower labor and overhead costs, providing them with a competitive advantage. We also compete indirectly with companies that can perform for themselves one or more of the services we provide. Our parking business could be negatively impacted by the construction of new parking facilities near our existing facilities. In addition, we could experience reduced parking revenues related to market displacement by ride sharing companies. Further, if we are unable to respond adequately to changing technology, we may lose existing clients and fail to win future business opportunities. These strong competitive pressures could inhibit our success in bidding for profitable business and our ability to increase prices as costs rise, thereby reducing margins.
Costs that we cannot pass through to clients could affect our profitability.
Many of our contracts provide that our clients pay certain costs at specified rates, such as insurance, healthcare costs, salary and salary-related expenses, petroleum, and other costs. We may experience higher operating costs related to changes in federal, state, or local laws and regulations regarding the classification of employees and/or their eligibility for overtime. If actual costs exceed the rates specified in the contracts, our profitability may be negatively impacted unless we can negotiate price increases with the client.
Our business may be negatively impacted by adverse weather conditions.
Weather conditions, such as snow storms, heavy flooding, hurricanes, and other fluctuations in temperatures, can negatively impact portions of our business. Within our Building & Energy Solutions segment, cooler than normal temperatures in the summer could reduce the need for servicing of air conditioning units, resulting in reduced revenues and profitability. Within the Parking and Other segments, snow can lead to reduced travel activity, as well as increases in certain costs, both of which negatively affect gross profit. On the other hand, the absence of snow during the winter could cause us to experience reduced revenues in our Janitorial segment as many of our contracts specify additional payments for snow-related services.
Negative or unexpected tax consequences could adversely affect our results of operations.
Adverse changes in the underlying profitability and financial outlook of our operations or changes in tax law could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations. In addition, we are also subject to tax audits by governmental authorities in the United States and United Kingdom. If we experience unfavorable results from one or more such tax audits, there could be an adverse effect on our tax rate and therefore our net income.
We may not achieve the expected benefits from our captive insurance company.
In 2015, we formed IFM Assurance Company (“IFM”), a wholly-owned captive insurance company. IFM is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk and safety programs and provide us with increased flexibility in the end-to-end management of our insurance programs as well as contribute to efficiencies relating to our insurance programs over time. There can be no assurance that IFM will bring about the intended benefits relating to our risk and safety programs or that it will provide us with increased flexibility in the management of our insurance programs, because we may experience unanticipated events that will reduce or eliminate expected benefits. In addition, expected cash tax savings related to coverage provided by IFM may not be as much as anticipated.
Changes in energy prices and government regulations could adversely impact the results of operations of our Building & Energy Solutions business.
Energy efficiency projects are designed to reduce a client’s overall consumption of commodities such as electricity and natural gas. As such, downward fluctuations in commodity prices may reduce clients’ demand for our services. We also depend, in part, on federal and state legislation and policies that support energy efficiency projects. If current legislation or policies are amended, eliminated, or not extended beyond their current expiration dates, or if funding for energy incentives is reduced or delayed, it could also adversely affect our ability to obtain new business. In some instances, we offer certain of these clients guaranteed energy savings on installed equipment. In the event those guaranteed savings are not achieved, we may be required to pay liquidated or other damages. All of these factors could have an adverse effect on our financial position, results of operations, and cash flows.
Significant delays or reductions in appropriations for our government contracts may negatively affect our business and could have an adverse effect on our financial position, results of operations, and cash flows.
The funding of U.S. government programs is subject to annual congressional budget authorization and appropriation processes. In many situations, Congress appropriates funds on a fiscal year basis even though the contract performance period may extend over several fiscal years. Accordingly, programs are often partially funded and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds committed on a contract, we may not receive reimbursement of those costs unless additional funds are appropriated. In the event that government funding for any of the programs relating to our U.S. government contracts is reduced or delayed, the U.S. government could terminate or adjust our contracts or subcontracts under such program, which could have an adverse effect on our financial position, results of operations, and cash flows.
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
We could be subject to cyber-security risks, information technology interruptions, and business continuity risks.
Our information technology systems and those of our third-party providers could become subject to cyber attacks, hacking, or other intrusions, which could result in operational disruptions or information misappropriation, such as theft of intellectual property or inappropriate disclosure of confidential information. In addition, to the extent centralized administrative locations are disabled for a long period of time, key business processes, such as accounts payable, information technology, payroll, and general management operations, could be interrupted. Any such operational disruptions and/or misappropriation of information could result in lost sales, negative publicity, or business delays that could have a material adverse effect on our business.
Operations in areas of military conflict expose us to additional risks.
Although substantially all of our operations are conducted in the United States, some of our international services are conducted in areas of military conflict or at military installations, which increases the risk of a situation causing injury or loss of life to our employees, subcontractors, or other third parties. In addition to the human costs, this could have an adverse effect on our financial position, results of operations, or cash flows and our ability to conduct business.

Risks Related to Market and Economic Conditions
General reductions in commercial office building occupancy could affect our revenues and profitability.
In certain geographic areas and service lines, our most profitable revenues are related to services performed for tenants in buildings where we perform building services for the property owner or management company (“tag work”). A decline in occupancy rates could result in a decline in scope of work, including tag work, and depressed prices for our services. If this were to occur, we could experience lower revenues and pricing pressures resulting in lower margins. Additionally, further consolidation of property management companies, as well as adverse changes in occupancy rates, may further reduce demand, depress prices for our services, and cause clients to cancel our service agreements.
Deterioration of general economic conditions could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition.
Slow domestic and international economic growth or other negative changes in global, national, and local economic conditions could have a negative impact on our business. Specifically, adverse economic conditions may result in clients cutting back on discretionary spending, such as tag work. Additionally, since a significant portion of our aviation services and parking revenues are tied to the number of airline passengers, hotel guests, and sports arena attendees, results for these businesses could be adversely affected by curtailment of business, personal travel, and discretionary spending.
Risks Related to Labor and Legal Proceedings
Unfavorable developments in our class and representative actions and other lawsuits alleging various claims could cause us to incur substantial liabilities.
Our business involves employing tens of thousands of employees, many of whom work at our clients’ facilities. We incur risks relating to our employment of these workers, including, but not limited to: claims of misconduct or negligence on the part of our employees; claims related to the employment of undocumented workers or unlicensed personnel; and claims by our employees of discrimination, harassment, or violations of wage and hour requirements. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to these alleged problems. It is not possible to predict the outcome of these lawsuits or any other proceeding, and our insurance may not cover all claims that may be asserted against us. These lawsuits and other proceedings may consume substantial amounts of our financial and managerial resources. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause us to incur substantial liabilities that could have a material adverse effect upon our business, reputation, financial condition, or results of operations.
Changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, operations, and financial results.
As many of our jobs do not require our employees to be able to read or write the English language, we are an attractive employer for recent émigrés to this country. While immigration laws require us to take certain steps intended to confirm the legal status of our immigrant labor force, and while we bolster these steps with additional measures designed to reinforce compliance, we may nonetheless inadvertently employ workers who are or become undocumented. Violations of laws and regulations could subject us to substantial fines and penalties. To the extent that these laws and regulations and corresponding enforcement practices and compliance standards become more stringent, our results of operations could be negatively impacted.
Our participation in multiemployer pension plans could result in material liabilities.
We participate in various multiemployer pension plans under union and industry-wide agreements, which provide defined pension benefits to employees covered by collective bargaining agreements. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. In the event another participating employer in a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, including us. In the event of the termination of a multiemployer pension plan or a withdrawal from a multiemployer pension plan, under applicable law we could incur material liabilities. We further discuss our participation in multiemployer pension and postretirement plans in Note 15, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.
At October 31, 2016, approximately 40% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during 2017. In addition, at any given time we may face a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues that could lead to a strike, work slowdown, or other job actions at one or more of our locations. In a market where we are unionized but competitors are not unionized, we could lose clients to such competitors. A strike, work slowdown, or other job action could disrupt our services, resulting in reduced revenues or contract cancellations. Moreover, negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients.
Risks Relating to Indebtedness and Impairment Charges
Future increases in the level of our borrowings or in interest rates could affect our results of operations.
Any future increase in the level of our borrowings will likely increase our interest expense. Unless the operating income associated with the use of these funds exceeds the borrowing expense, our profitability could be negatively impacted. In addition, a portion of cash flows from operating activities are dedicated to interest payments and repayment of borrowings, thereby reducing our ability to use our cash flow to fund operations or to capitalize on future business opportunities. As current interest rates on our line of credit are variable, an increase in prevailing rates would increase our interest costs. Further, our syndicated credit agreement contains both financial covenants and other covenants that limit our ability to engage in specified transactions, which may also constrain our flexibility.
Impairment of goodwill and long-lived assets could have a material adverse effect on our financial condition and results of operations.
We evaluate goodwill for impairment annually, in the fourth quarter, or more often if impairment indicators exist. We also review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the fair value of one of our reporting units is less than its carrying value, or if as a result of a recoverability test we conclude that the projected undiscounted cash flows are less than the carrying amount, we would record an impairment charge related to goodwill or long-lived assets, respectively. The assumptions used to determine impairment require significant judgment and the amount of the impairment could have a material adverse effect on our reported financial results for the period in which the charge is taken. During 2016, we recorded impairment charges of $22.5 million related to our held-for-sale Government Services business, consisting of both goodwill and long-lived asset impairment charges. See Note 4, “Held for Sale,” in the Notes to Consolidated Financial Statements for further information.
Other
Actions of activist investors could disrupt our business.
Public companies have been the target of activist investors. In the event that a third party, such as an activist investor, proposes to change our governance policies, board of directors, or other aspects of our operations, our review and consideration of such proposals may create a significant distraction for our management and employees. This could negatively impact our ability to execute our 2020 Vision and may require our management to expend significant time and resources. Such proposals may also create uncertainties with respect to our financial position and operations and may adversely affect our ability to attract and retain key employees.
Catastrophic events, disasters, and terrorist attacks could disrupt our services.
Catastrophic events, disasters, and acts of terrorism may result in reduced revenues, property damage, or economic dislocations throughout the country. These events may increase the volatility of financial results due to unforeseen costs with partial or no corresponding compensation from clients.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
As part of our 2020 Vision, in 2016 we began consolidating our operations to increase efficiency and effectiveness. In August 2016, we consolidated two of our New York offices into our new principal executive office at One Liberty Plaza, 7th Floor, New York, New York 10006. We will continue office consolidations in 2017.
Principal Properties as of October 31, 2016

Location	Character of Office	Approximate Square Feet	Lease Expiration Date, Unless Owned	Segment
Alpharetta, Georgia	IT Datacenter	25,000	Owned	All
Atlanta, Georgia	Shared Services	33,000	11/30/2016	All
Atlanta, Georgia	Air Serv Headquarters	18,000	11/30/2016	Other
Houston, Texas	Shared Services	36,000	7/31/2017	All
Houston, Texas	COO Divisional Headquarters	11,000	8/31/2018	Janitorial, Facility Services, Parking
New York, New York	Corporate Headquarters	44,000	1/3/2032	Corporate, Janitorial
In November 2016, we consolidated our two Atlanta offices into one office under a lease extending through October 2027. In addition to the above properties, we have other offices, warehouses, and parking facilities in various locations, primarily in the United States. We believe that these properties are well maintained, in good operating condition, and suitable for the purposes for which they are used.
ITEM 3. LEGAL PROCEEDINGS.
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. While the results of these lawsuits, claims, and proceedings cannot be predicted with any certainty, our management believes that the final outcome of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.
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
The Consolidated Cases of Augustus, Hall, and Davis v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)
The Augustus case is a certified class action involving alleged violations of certain California state laws relating to rest breaks. The case centers on whether requiring security guards to remain on call during rest breaks violated Section 226.7 of the California Labor Code. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, and on July 31, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), entered judgment in favor of plaintiffs in the amount of approximately $89.7 million (the “common fund”). Subsequently, the Superior Court also awarded plaintiffs’ attorneys’ fees of approximately $4.5 million in addition to approximately 30% of the common fund. We appealed the Superior Court’s rulings to the Court of Appeals of the State of California, Second Appellate District (the “Appeals Court”). On December 31, 2014, the Appeals Court issued its opinion, reversing the judgment in favor of the plaintiffs and vacating the award of $89.7 million in damages and the attorneys’ fees award. Plaintiffs requested rehearing of the Appeals Court’s decision to reverse the judgment in favor of plaintiffs and vacate the damages award. On January 29, 2015, the Appeals Court denied the plaintiffs’ request for rehearing, modified its December 31, 2014 opinion, and certified the opinion for publication. The Appeals Court opinion held that “on-call rest breaks are permissible” and remaining on call during rest breaks does not render the rest breaks invalid under California law. The Appeals Court explained that “although on-call hours constitute ‘hours worked,’ remaining available to work is not the same as performing work.... Section 226.7 proscribes only work on a rest break.” The plaintiffs filed a petition for review with the California Supreme Court on March 4, 2015, and on April 29, 2015, the California Supreme Court granted the plaintiffs’ petition. We believe that the Appeals Court correctly ruled in our favor and we presented our arguments to the California Supreme Court on September 29, 2016. We expect to receive the decision of the California Supreme Court on or before December 28, 2016.
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
We are a defendant in the Davila case. Plaintiffs are three former janitors who have made various allegations of sexual harassment and discrimination, assault and battery, retaliation, wrongful discharge, discrimination based on disability and age, and related claims against ABM, a former co-worker, and a former ABM human resources representative. A mandatory settlement conference took place on January 15, 2016 resulting in the settlement of this matter during 2016. We have employment practices liability insurance that covered us for this case, subject to our negotiated retention.
Other
During October 2011, we began an internal investigation into matters relating to compliance with the U.S. Foreign Corrupt Practices Act and our internal policies in connection with services provided by a foreign entity affiliated with a former joint venture partner of The Linc Group, LLC (“Linc”). Such services commenced prior to the acquisition of Linc. As a result of the investigation, we caused Linc to terminate its association with the arrangement. In December 2011, we contacted the U.S. Department of Justice and the SEC to voluntarily disclose the results of our internal investigation to date, and we have cooperated with the government’s investigation. On November 14, 2016, the Department of Justice advised us that its investigation was being closed without any action against us.
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

	Fiscal Quarter
(in dollars)	First	Second	Third	Fourth
Fiscal Year 2016
Price range of common stock
High	$30.25	$33.39	$37.85	$40.47
Low	$26.50	$28.45	$32.03	$36.63
Dividends declared per share	$0.165	$0.165	$0.165	$0.165
Fiscal Year 2015
Price range of common stock
High	$30.27	$32.73	$33.69	$34.00
Low	$25.94	$28.63	$31.34	$26.71
Dividends declared per share	$0.160	$0.160	$0.160	$0.160
We have paid cash dividends every quarter since 1965. Future dividends will be determined based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
Common Stock Repurchases
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million shares of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice.
Repurchase Activity

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
8/1/2016 — 8/31/2016	0.1	$37.61	0.1	$155.0
9/1/2016 — 9/30/2016	0.1	$39.16	0.1	$150.2
10/1/2016 — 10/31/2016	0.2	$38.64	0.2	$141.9
	0.4	$38.65	0.4	$141.9
Stockholders
At December 14, 2016, there were 2,786 registered holders of our common stock.

Performance Graph
The following graph compares the five-year cumulative total return for our common stock against the Standard & Poor’s 500 Index (“S&P 500”) and our selected peer group, the Standard & Poor’s SmallCap 600 Index (“S&P 600”). As our key employees are issued total shareholder return performance-based awards that are measured relative to the S&P 600 at the time of grant, we selected the S&P 600 as our comparable peer company index. The annual changes for the five-year period are based on the assumption that $100 had been invested in ABM’s stock and in each index on October 31, 2011, and that dividends were reinvested.

	INDEXED RETURNS Years Ended October 31,
Company / Index	2011	2012	2013	2014	2015	2016
ABM Industries Incorporated	$100	$96.7	$143.5	$147.6	$155.0	$217.4
S&P 500 Index	100	115.2	146.5	171.8	180.8	188.9
S&P SmallCap 600 Index	100	113.6	158.0	172.7	177.6	188.9
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

ITEM 6. SELECTED FINANCIAL DATA.
The following selected financial data should be read in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8., “Financial Statements and Supplementary Data.” Unless otherwise indicated, all references to years are to our fiscal year, which ends on October 31.

	Years Ended October 31,
	2016	2015	2014	2013	2012
(in millions, except per share amounts)
Statements of Comprehensive Income Data
Revenues(1)	$5,144.7	$4,897.8	$4,649.7	$4,427.8	$3,934.4
Operating profit(2)	54.7	73.6	114.8	105.3	87.2
Income from continuing operations	62.3	54.1	66.9	62.6	56.5
Net (loss) income from discontinued operations(3)	(5.1)	22.2	8.7	10.3	6.1
Per Share Data
Net income per common share — Basic
Income from continuing operations	$1.11	$0.95	$1.19	$1.14	$1.05
Net income	$1.02	$1.35	$1.35	$1.33	$1.16
Net income per common share — Diluted
Income from continuing operations	$1.09	$0.94	$1.17	$1.12	$1.03
Net income	$1.01	$1.33	$1.32	$1.30	$1.14
Weighted-average common and common equivalent shares outstanding
Basic	56.3	56.7	56.1	54.9	54.0
Diluted	56.9	57.4	57.1	56.1	54.9
Dividends declared per common share	$0.660	$0.640	$0.620	$0.600	$0.580
Statements of Cash Flow Data
Net cash provided by operating activities of continuing operations	$110.5	$145.5	$115.6	$125.2	$140.9
Cash paid for income taxes, net of refunds received(4)	12.6	23.7	32.9	18.7	15.5

	At October 31,
(in millions)	2016	2015	2014	2013	2012
Balance Sheet Data
Total assets	$2,281.2	$2,130.7	$2,176.5	$2,106.2	$1,851.2
Trade accounts receivable, net of allowances(5)	795.6	742.9	687.3	633.5	518.0
Goodwill(6)	912.8	867.5	854.7	822.5	701.7
Other intangible assets, net of accumulated amortization(7)	103.8	111.4	127.5	142.4	106.4
Line of credit(8)	268.3	158.0	319.8	314.9	215.0
Insurance claims	423.8	387.4	349.7	358.0	343.8
(1) Revenues in 2013 included $408.1 million associated with our acquisitions on November 1, 2012 of Air Serv Corporation (“Air Serv”), HHA Services, Inc. (“HHA”), and Calvert-Jones Company, Inc. (“Calvert-Jones”) (collectively, the “November 2012 Acquisitions”).
(2) Factors affecting comparability of operating profit consisted of the following:

•
Operating profit in 2016 was negatively impacted by insurance expense of $49.6 million, consisting of a $32.9 million unfavorable adjustment to our self-insurance reserves related to prior year claims and $16.7 million of higher insurance expense due to an increase in the rate used to record our insurance reserves during 2016. Operating profit was also unfavorably impacted by $29.0 million of 2020 Vision restructuring and related charges and a $22.5 million impairment charge for our Government Services business, consisting of both goodwill and long-lived asset charges. See Note 4, “Held for Sale,” in the Notes to Consolidated Financial Statements for further information. Operating profit in 2016 was favorably impacted by approximately $22 million in savings from our 2020 Vision initiatives.

•	Operating profit in 2015 was negatively impacted by a $35.9 million unfavorable adjustment to our self-insurance reserves related to prior year claims.

•
Operating profit in 2013 included $14.8 million related to the November 2012 Acquisitions, which consisted of $366.6 million of operating expenses, $16.9 million of selling, general and administrative expenses, and $9.3 million of amortization expense. Operating profit in that year was negatively impacted by a $9.5 million unfavorable adjustment to our self-insurance reserves related to prior year claims.

(3) Income from discontinued operations for 2015 reflects the $14.4 million after-tax gain on the sale of our Security business.
(4) In 2016 and 2015, cash paid for income taxes was lower due to cash tax savings of approximately $10 million and $20 million, respectively, related to coverage provided by IFM Assurance Company, our wholly-owned captive insurance company. During 2014 and 2013, cash paid for income taxes increased as certain tax assets were substantially utilized.
(5) Trade accounts receivable, net of allowances, increased by $57.5 million on November 1, 2012 as a result of the November 2012 Acquisitions.
(6) Goodwill increased by $54.2 million on December 1, 2015 as a result of the acquisition of Westway Services Holdings (2014) Ltd. (“Westway”). Goodwill increased by $117.1 million on November 1, 2012 as a result of the November 2012 Acquisitions.
(7) Other intangible assets, net of accumulated amortization, increased by $62.2 million on November 1, 2012 as a result of the November 2012 Acquisitions.
(8) During 2015, we used the cash proceeds from the sale of our Security business to pay down a portion of our line of credit. The remaining outstanding borrowings are primarily associated with acquisitions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes (“Financial Statements”). This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may be materially different from those we currently anticipate. See “Forward-Looking Statements” and Item 1A., “Risk Factors,” for more information. Our MD&A is comprised of the following sections:

•	Business Overview

•	Recent Developments and Trends

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements
Throughout the MD&A, amounts and percentages may not recalculate due to rounding. Unless otherwise indicated, all information in the MD&A and references to years are based on our fiscal year, which ends on October 31.
Business Overview
ABM is a leading provider of integrated facility solutions, customized by industry, that enable our clients to deliver exceptional facilities experiences.
Strategic Developments: 2020 Vision
In September 2015, we announced our comprehensive transformation initiative (“2020 Vision”) intended to drive long-term profitable growth through an industry-based go-to-market approach. Our 2020 Vision involves a three-phase approach: Phase 1, which we completed on November 1, 2016, involved a realignment of our organization; Phase 2 focuses on improvements to our operational framework to promote efficiencies and process enhancements; and in Phase 3, on the foundation of benefits realized from Phases 1 and 2, we anticipate accelerating growth with our industry-based go-to-market service model. During 2016, we made initial progress on the following four operating priorities, which we outlined at the onset of our journey:

•	Organizational Realignment

•	Consistent Excellence

•	Cost Optimization

•	Talent Development

Continuing Our 2020 Vision Journey
Organizational Realignment
On November 1, 2016, we completed Phase 1 of our transformation initiative, establishing five industry groups and one Technical Solutions group, which spans the five industry groups:
Through these groups, we will be able to offer a full complement of solutions, including janitorial, facilities engineering, and parking, on a stand-alone basis or in combination with each other or with specialized mechanical and electrical technical services.
In connection with our new industry groups, we designed a new organization to support this structure. Accordingly, we eliminated several legacy personnel roles that existed under our service line structure and selected personnel to fill newly created roles that aligned with our industry group model. As a result of the realignment, in 2016, our cost savings related to the organizational design were approximately $22 million. In addition, we expect to achieve $27 million of savings in 2017.
Although the organizational design was completed in the second half of 2016, not all newly created positions have been filled, and we are in the process of selecting talent to fill these new roles. As such, we have realized lower costs related to the timing of several investments in headcount that have not yet been made. Although we expect to fill these positions in 2017, we may continue to realize lower costs in future months due to this timing.
Consistent Excellence
As Phase 2 of our transformation initiative matures, we will continue to identify, design, codify, and implement standard operating procedures (“SOPs”) that we anticipate will enable us to achieve more profitable growth across all of our industry groups and our Technical Solutions business. Our initial focus will be in the areas of account management, labor management, manager development, and safety and risk management. To achieve our objective of more profitable growth and best-in-class client service, we have created a Center of Excellence (“COE”) that will support the process of continuous improvement through best practices and drive these throughout our organization. We expect the initial SOPs will be partially or fully implemented in the second half of 2017, and as a result, we expect to maintain or increase margins over time.
Cost Optimization
In 2016, we began to consolidate certain of our back office functions in our shared services center. As of November 1, 2016, we had transferred a portion of our back office functions to the shared services center. In addition to the reduction of costs achieved as part of our organizational realignment, we are pursuing additional initiatives to reduce costs, such as a consolidated procurement process. Under consolidated procurement, client location purchases will be submitted through a centralized database that sources the required products from ABM’s approved vendors. We expect procurement savings to result in a margin lift of 12–15 bps in 2017.
Talent Development
One of the key underpinnings of our 2020 Vision is the investment in people and the development of personnel. To that end, we have created a Talent Management Group that will be responsible for driving best-in-class talent development throughout the organization.
2020 Vision: Strategic Acquisitions and Divestitures
In 2016, we acquired Westway Services Holdings (2014) Ltd. (“Westway”), a provider of technical services in the United Kingdom. This acquisition complements ABM’s existing technical services business and supports our initiative to deliver value-added solutions through the ability to supply mechanical, electrical, and core service lines to our current client base in the United Kingdom. In addition, this acquisition provides the opportunity to cross sell ABM’s services to existing Westway clients. Further, this acquisition is in line with our long-term strategic vision as we believe we can achieve higher margins and deliver greater value to our shareholders through our technical services business.
In October 2015, we divested our Security business in a sale of substantially all of the assets of this business to Universal Protection Service, L.P. for cash proceeds of $131.0 million. This business was identified as strategically not aligned with our 2020 Vision. The Security business is included within discontinued operations for all periods presented. In the fourth quarter of 2016, we exited our GreenHomes America franchising business and decided to sell our Government Services business, which we classified as held for sale in the current period. Our Government Services business provides specialty solutions in support of U.S. government entities, such as construction management and mission support. This business is currently part of our Building & Energy Solutions segment, and under future segment reporting it will be a separate segment until it is sold.
2020 Vision: 2017 and Beyond
We expect to continue making progress on Phase 2 of our transformation initiative during 2017. During this time, our key priorities will be completing the migration of our back office functions to the shared services center, driving cost optimization initiatives through our procurement program, and implementing enterprise-wide SOPs through our Consistent Excellence work streams, including extending the use of external advisors for initial pricing and furthering of procurement efforts. By prioritizing these initiatives, we believe that we are building a foundation that should enable us to deliver leading industry-based facility solutions.
We anticipate our 2020 Vision will yield an annualized run-rate for operational benefits at the high-end of our previously announced range of $40–$50 million by the end of 2017. With the progress made on our industry realignment and cost savings initiatives, we believe that we are on track to deliver long-term profitable growth to our shareholders.
Future Segment Reporting Under Our 2020 Vision
The changes described above relating to our 2020 Vision and our strategic transformation will result in changes to our reportable segments in 2017. These new segments, described below, align with our new organizational structure.

Reportable Segment	Description
Business & Industry (“B&I”)
B&I represents our largest reportable segment. It encompasses janitorial, facilities engineering, and parking services to commercial real estate industries, including sports and entertainment venues as well as industrial and manufacturing sites.

Aviation
Aviation includes Air Serv (our Other segment) and our services supporting airlines and airports. A wide array of services that support the needs of our clients are included in this segment, ranging from parking and janitorial to passenger assistance, air cabin maintenance, and transportation.

Emerging Industries Group	Our Emerging Industries Group encompasses janitorial, facilities engineering, and parking services for Education, High Tech, and Healthcare industries.
Technical Solutions
Technical Solutions provides specialized mechanical and electrical services. These services can also be leveraged for cross-selling within B&I, Aviation, and Emerging Industry Groups, both domestically and internationally (through our U.K.-based acquisition of Westway).

Government Services
Our held-for-sale Government Services business provides specialty solutions in support of U.S. government entities, such as: construction management; energy efficiency upgrades; healthcare support; leadership development; military base operations; and other mission support services.

2020 Vision Restructuring and Related Costs
In connection with the execution of our 2020 Vision, we anticipate total pre-tax restructuring and related charges will range from $45 million to $60 million. We expect these costs to consist of employee severance from $17 million to $20 million, external support fees from $14 million to $19 million, other project fees from $7 million to $8 million, lease exit costs related to real estate consolidation from $5 million to $10 million, and the write-down of certain investments from $2 million to $3 million. The majority of these charges were incurred during 2016.

(in millions)	Year Ended October 31, 2016	Cumulative
External Support Fees	$11.3	$15.8
Employee Severance	8.6	13.3
Other Project Fees	3.9	4.7
Lease Exit	3.2	3.2
Asset Impairment	2.1	4.7
Total	$29.0	$41.7
Recent Developments and Trends
Impairment Loss
As referenced previously, to align with our 2020 Vision, we decided to sell our Government Services business, which is included within our Building & Energy Solutions segment and is now classified as held-for-sale. In connection with the held-for-sale classification, we were required to measure the Government Services business at the lower of its carrying value or fair value less estimated costs to sell. During 2016, as a result of significant underperformance relative to expected operating results, we determined the fair value of this business was less than the carrying amount, which resulted in an impairment charge of $22.5 million, consisting of both goodwill and long-lived asset impairment charges. The fair values that are ultimately realized upon the sale of the business may be different from the current estimate of fair value.
Insurance Reserve Adjustments
We use all available information to develop our best estimate of insurance claims reserves as information is obtained. The results of actuarial studies are used to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years. During 2016, we performed both an annual actuarial evaluation and an actuarial review. As a result of these studies, we increased our reserves for claims related to prior periods by $32.9 million during 2016. Pursuant to the actuarial evaluation completed during 2015, we increased our reserves for claims related to prior periods by $35.9 million during 2015.
Annual Actuarial Evaluations Performed During 2016. Annual actuarial evaluations were performed for our casualty insurance programs during 2016. These evaluations considered all changes made to claims reserves and claim payment activity for the period commencing May 1, 2015 and ending April 30, 2016 (the “Evaluation Period”). We performed these evaluations for all policy years in which open claims existed.
The annual actuarial evaluations showed unfavorable developments in our estimate of ultimate losses related to general liability, workers’ compensation, and automobile liability claims, as explained below. While we have made significant improvements in our risk management programs, the actuarial evaluation demonstrates these improvements have had a modest impact on prior years and that the impact is not occurring at the pace originally forecasted by the actuaries. The average claim cost was also unfavorably impacted by increases in legal fees, medical costs, and other claim management expenses necessary to adjudicate the claims with dates of loss prior to 2016.
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

Our workers’ compensation estimate of ultimate losses was negatively impacted by increases in projected costs for a significant number of prior year claims in California and New York. These claims have been impacted by statutory, regulatory, and legal implications. In California, we also experienced increases in frequency of claims. Our claims data in 2016 is showing improvements, with a reduction in the number of lost time cases; however, ultimate claim count and severity projections are subject to volatility.
Our automobile liability program covers our fleet of passenger vehicles, service vans, and shuttle buses, which are associated with our various transportation service contracts. Claim frequency and severity associated with our fleet operations developed unfavorably versus actuarial expectations. The adverse development was primarily attributable to claims in 2013 through 2015.
After analyzing the recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported (“IBNR”) claims for years prior to 2016 by $32.9 million during 2016.
Annual Actuarial Evaluations Performed During 2015. During the third quarter of 2015, our annual actuarial evaluations showed unfavorable developments in our estimate of ultimate losses related to certain general liability, workers’ compensation, and automobile liability claims. These evaluations indicated that previously estimated decreases in our average claim cost and the anticipated reduction in the total number of claims had not occurred at the pace contemplated in the 2014 actuarial evaluations. As a result, in the third quarter of 2015, we increased our insurance reserves for years prior to 2015 by $35.9 million. In addition, we increased the rate used to record our insurance reserves in 2016, which, consistent with prior years, is allocated to each reportable segment based on underlying exposures.
Income Tax Benefits
Our income taxes for 2016 were favorably impacted by a tax benefit of $20.8 million primarily related to a lapse of statutes of limitations and $11.8 million of Work Opportunity Tax Credits (“WOTC”). The WOTC program is a federal tax credit that provides financial incentives to hire individuals from certain target groups who have faced significant barriers to employment. In December 2015, the U.S. Congress retroactively reinstated and extended WOTC for the five-year period commencing January 1, 2015 and extending through December 31, 2019. We expect an income tax benefit of $6.5 million related to new hires in 2017.
Key Financial Highlights

•	Revenues increased by $246.9 million, or 5.0%, during 2016, as compared to 2015. Organic revenue increased 3.0%.

•
Operating profit decreased by $18.9 million, or 25.6%, during 2016, as compared to 2015. The decrease in operating profit is primarily attributable to the impairment charge for our Government Services business, higher restructuring related expenses, higher insurance expense, and one more working day during 2016. This decrease was partially offset by the contribution of higher margin revenues and approximately $22 million in savings from our 2020 Vision initiatives.

•	Our income from continuing operations for 2016 was favorably impacted by a tax benefit of $20.8 million primarily related to a lapse of statutes of limitations and $11.8 million of WOTC.

•	Net cash provided by operating activities of continuing operations was $110.5 million during 2016.

•	During 2016, we purchased 1.4 million shares of our common stock at an average price of $33.48 per share for a total of $46.6 million.

•	Dividends of $36.9 million were paid to shareholders, and dividends totaling $0.660 per common share were declared during 2016.

•
At October 31, 2016, total outstanding borrowings under our line of credit were $268.3 million, and we had up to $400.8 million of borrowing capacity under our line of credit, subject to covenant restrictions.

Results of Operations

The Year Ended October 31, 2016 Compared with the Year Ended October 31, 2015
Consolidated

	Years Ended October 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$5,144.7	$4,897.8	$246.9	5.0%
Expenses
Operating	4,623.4	4,410.0	213.4	4.8%
Gross margin	10.1%	10.0%	17 bps
Selling, general and administrative	390.1	377.3	12.8	3.4%
Restructuring and related	29.0	12.7	16.3	NM*
Amortization of intangible assets	25.0	24.2	0.8	3.1%
Impairment loss	22.5	—	22.5	100.0%
Total expenses	5,090.0	4,824.2	265.8	5.5%
Operating profit	54.7	73.6	(18.9)	(25.6)%
Income from unconsolidated affiliates, net	7.6	9.0	(1.4)	(15.2)%
Interest expense	(10.4)	(10.2)	(0.2)	(2.3)%
Income from continuing operations before income taxes	51.9	72.4	(20.5)	(28.3)%
Income tax benefit (provision)	10.4	(18.3)	28.7	NM*
Income from continuing operations	62.3	54.1	8.2	15.2%
Net (loss) income from discontinued operations	(5.1)	22.2	(27.3)	NM*
Net income	$57.2	$76.3	$(19.1)	(25.0)%

* Not meaningful
Revenues
Revenues increased by $246.9 million, or 5.0%, during 2016, as compared to 2015. The increase in revenues was primarily attributable to: (i) organic growth within our Janitorial and Parking segments; (ii) contract expansion within our Air Serv U.S. operations; (iii) higher technical services revenues within our Building & Energy Solutions segment; and (iv) $101.9 million of incremental revenues from acquisitions. This increase was partially offset by lower government and healthcare services revenues within our Building & Energy Solutions segment.
Operating Expenses
Operating expenses increased by $213.4 million, or 4.8%, during 2016, as compared to 2015. Gross margin increased by 17 bps to 10.1% in 2016 from 10.0% in 2015. The increase in gross margin was primarily attributable to additional tag and higher margin revenue within our Janitorial segment, higher revenue contribution from our technical services business, and savings from our 2020 Vision initiatives and the related timing of open positions. This increase was partially offset by higher insurance expense due to an increase in the rate used to record our insurance reserves and one more working day during 2016.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $12.8 million, or 3.4%, during 2016, as compared to 2015. The increase in selling, general and administrative expenses was primarily related to:

•	$12.9 million of incremental selling, general and administrative expenses related to acquisitions;

•	a $10.1 million increase in bad debt expense primarily associated with specific reserves established for client receivables;

•	$3.9 million higher outside services costs incurred as a result of our 2020 Vision transition; and

•	a $3.3 million increase in sales tax reserve for certain sales tax audits.
This increase was partially offset by:

•	$7.7 million lower compensation and related expenses primarily related to savings from our 2020 Vision;

•	the absence of $4.6 million in severance expense related to the departures of our former CEO and CFO;

•	a $4.3 million year-over-year decrease in medical and dental expense as a result of actuarial evaluations completed in the three months ended April 30, 2016; and

•	a $2.4 million decrease in legal fees and settlement costs.
Restructuring and Related
Restructuring and related costs increased by $16.3 million during 2016, as compared to 2015, in connection with our 2020 Vision.
Impairment Loss
We recognized a $22.5 million impairment loss during 2016 related to the impairment charge associated with our Government Services business, which is classified as held for sale as of October 31, 2016.
Income Taxes
Our income taxes for 2016 were favorably impacted by (i) a benefit of $20.8 million primarily related to a lapse of statutes of limitations, (ii) $6.7 million of WOTC related to new hires in 2016, (iii) $5.1 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2015, (iv) $2.2 million in benefits resulting from the adoption of Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, and (v) $1.2 million of tax deductions for energy efficient government buildings. Refer to “Recent Developments and Trends—Income Tax Benefits,” above, for additional details.
Net Loss from Discontinued Operations
Net loss from discontinued operations was $5.1 million in 2016, a deterioration of $27.3 million, as compared to net income from discontinued operations of $22.2 million during 2015. We sold our Security business in 2015 and recognized a corresponding gain on the sale. The loss in 2016 was associated with costs related to this disposed business.

Segment Information
Financial Information for Each Reportable Segment

	Years Ended October 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues
Janitorial	$2,768.4	$2,692.7	$75.7	2.8%
Facility Services	597.2	594.6	2.6	0.4%
Parking	666.0	631.9	34.1	5.4%
Building & Energy Solutions	643.2	557.7	85.5	15.3%
Other	469.9	420.9	49.0	11.6%
	$5,144.7	$4,897.8	$246.9	5.0%
Operating profit
Janitorial	$151.1	$150.5	$0.6	0.4%
Operating profit margin	5.5%	5.6%	(13) bps
Facility Services	27.2	25.3	1.9	7.2%
Operating profit margin	4.5%	4.3%	29 bps
Parking	26.0	29.6	(3.6)	(12.2)%
Operating profit margin	3.9%	4.7%	(78) bps
Building & Energy Solutions	11.1	26.3	(15.2)	(57.9)%
Operating profit margin	1.7%	4.7%	(300) bps
Other	17.2	15.2	2.0	13.0%
Operating profit margin	3.7%	3.6%	4 bps
Corporate	(170.0)	(162.3)	(7.7)	(4.7)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(6.5)	(9.0)	2.5	28.2%
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(1.2)	(2.0)	0.8	38.2%
	$54.7	$73.6	$(18.9)	(25.6)%

Janitorial
	Years Ended October 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$2,768.4	$2,692.7	$75.7	2.8%
Operating profit	151.1	150.5	0.6	0.4%
Operating profit margin	5.5%	5.6%	(13) bps
Janitorial revenues increased by $75.7 million, or 2.8%, during 2016, as compared to 2015. The increase was primarily attributable to organic growth driven by expansion of existing accounts, including additional tag revenue.
Operating profit increased by $0.6 million, or 0.4%, during 2016, as compared to 2015. Operating profit margin decreased by 13 bps to 5.5% in 2016 from 5.6% in 2015. The decrease in operating profit margin was primarily attributable to higher insurance expense, one more working day during 2016, and the absence of a gain from a property sale. This decrease was partially offset by the contribution of higher margin revenues as well as savings from our 2020 Vision initiatives and the related timing of open positions.

Facility Services
	Years Ended October 31,
($ in millions)	2016	2015	Increase
Revenues	$597.2	$594.6	$2.6	0.4%
Operating profit	27.2	25.3	1.9	7.2%
Operating profit margin	4.5%	4.3%	29 bps
Facility Services revenues increased by $2.6 million, or 0.4%, during 2016, as compared to 2015. The increase was primarily attributable to higher sales due to new contracts and increased scope of work from existing clients and additional tag revenue. This increase was partially offset by the impact of contract losses earlier in the year.
Operating profit increased by $1.9 million, or 7.2%, during 2016, as compared to 2015. Operating profit margin increased by 29 bps to 4.5% in 2016 from 4.3% in 2015. The increase in operating profit margin was primarily attributable to the contribution of higher margin revenue, savings from our 2020 Vision initiatives and the related timing of open positions, and lower legal expenses. This increase was partially offset by higher insurance expense and specific reserves established for client receivables.

Parking
	Years Ended October 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$666.0	$631.9	$34.1	5.4%
Operating profit	26.0	29.6	(3.6)	(12.2)%
Operating profit margin	3.9%	4.7%	(78) bps
Parking revenues increased by $34.1 million, or 5.4%, during 2016, as compared to 2015. The increase was primarily related to net new business and increased scope of work from existing clients. Management reimbursement revenues totaled $323.4 million and $305.9 million for 2016 and 2015, respectively.
Operating profit decreased by $3.6 million, or 12.2%, during 2016, as compared to 2015. Operating profit margin decreased by 78 bps to 3.9% in 2016 from 4.7% in 2015. The decrease in operating profit margin was primarily attributable to higher costs relating to operational issues with certain accounts, higher expenses at new locations until the labor management and operations normalize, and the conversion of some contracts from managed to leased location arrangements. In addition, the Parking segment was negatively impacted by a legal settlement, a state tax audit, and a specific reserve established for a client receivable. This decrease was partially offset by savings from our 2020 Vision initiatives and the related timing of open positions.

Building & Energy Solutions
	Years Ended October 31,
($ in millions)	2016	2015	Increase (Decrease)
Revenues	$643.2	$557.7	$85.5	15.3%
Operating profit	11.1	26.3	(15.2)	(57.9)%
Operating profit margin	1.7%	4.7%	(300) bps
Building & Energy Solutions revenues increased by $85.5 million, or 15.3%, during 2016, as compared to 2015. The increase was primarily attributable to incremental revenues of $97.0 million from acquisitions and higher technical services revenue associated with energy savings performance contracts (“ESPC”) and a strong backlog. This increase was partially offset by lower government and healthcare services revenues.
Operating profit decreased by $15.2 million, or 57.9%, during 2016, as compared to 2015. Operating profit margin decreased by 300 bps to 1.7% in 2016 from 4.7% in 2015. The decrease in operating profit margin was primarily attributable to the $22.5 million impairment charge related to our government services business, lower equity earnings in unconsolidated affiliates, specific reserves established for client receivables, and higher legal fees and settlement costs. This decrease was partially offset by higher revenue contribution from technical services, higher margins on existing contracts within government and healthcare services, and savings from our 2020 Vision initiatives and the related timing of open positions.

Other
	Years Ended October 31,
($ in millions)	2016	2015	Increase
Revenues	$469.9	$420.9	$49.0	11.6%
Operating profit	17.2	15.2	2.0	13.0%
Operating profit margin	3.7%	3.6%	4 bps
Revenues from our Other segment increased by $49.0 million, or 11.6%, during 2016, as compared to 2015. The increase was primarily driven by higher passenger services and cabin cleaning revenues in our U.S. operations.
Operating profit increased by $2.0 million, or 13.0%, during 2016, as compared to 2015. Operating profit margin increased by 4 bps to 3.7% in 2016 from 3.6% in 2015. The increase in operating profit margin was primarily attributable to lower amortization expense of intangible assets and a reduction in general and administrative expenses due to cost control measures. This increase was partially offset by higher insurance expense and a penalty imposed by a regulatory agency. Also negatively impacting operating profit margin was the operations in one region of a large multi-regional contract during the three months ended January 31, 2016. Through corrective steps, we improved the profitability of this contract within the impacted region.

Corporate
	Years Ended October 31,
($ in millions)	2016	2015	Increase
Corporate expenses	$170.0	$162.3	$7.7	4.7%
Corporate expenses increased by $7.7 million, or 4.7%, during 2016, as compared to 2015. The increase in corporate expenses was primarily related to:

•	a $16.9 million increase in restructuring and related costs, net of the reversal of share-based compensation expense, in connection with our 2020 Vision;

•
a $5.2 million increase in bad debt expense related to a specific reserve established for a client receivable that is being litigated and for which, based on recent unfavorable developments, a significant portion of the outstanding receivable amount is no longer deemed collectible;

•
a $3.4 million increase in compensation and related expenses primarily due to the impact of annual salary increases and the absence of a bonus reversal related to certain incentive plans in the prior year;

•	a $3.3 million increase in sales tax reserve for certain sales tax audits; and

•	$1.7 million higher outside services costs incurred as a result of our 2020 Vision transition.
This increase was partially offset by:

•	a $4.7 million decrease in legal fees and settlement costs;

•	the absence of $4.6 million in severance expense related to the departures of our former CEO and CFO;

•	a $4.3 million year-over-year decrease in medical and dental expense as a result of actuarial evaluations completed in the three months ended April 30, 2016;

•	$4.1 million in savings from our 2020 Vision; and

•	a $3.0 million year-over-year decrease in self-insurance expense related to prior year claims as a result of actuarial evaluations completed in 2016.

The Year Ended October 31, 2015 Compared with the Year Ended October 31, 2014

Consolidated

	Years Ended October 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$4,897.8	$4,649.7	$248.1	5.3%
Expenses
Operating	4,410.0	4,160.5	249.5	6.0%
Gross margin	10.0%	10.5%	(56) bps
Selling, general and administrative	377.3	348.2	29.1	8.4%
Restructuring and related	12.7	—	12.7	100.0%
Amortization of intangible assets	24.2	26.2	(2.0)	(7.3)%
Total expenses	4,824.2	4,534.9	289.3	6.4%
Operating profit	73.6	114.8	(41.2)	(35.9)%
Income from unconsolidated affiliates, net	9.0	6.5	2.5	37.7%
Interest expense	(10.2)	(10.7)	0.5	5.1%
Income from continuing operations before income taxes	72.4	110.6	(38.2)	(34.6)%
Income tax provision	(18.3)	(43.7)	25.4	58.2%
Income from continuing operations	54.1	66.9	(12.8)	(19.2)%
Net income from discontinued operations	22.2	8.7	13.5	NM*
Net income	$76.3	$75.6	$0.7	1.0%

*Not meaningful
Revenues
Revenues increased by $248.1 million, or 5.3%, during 2015, as compared to 2014. The increase in revenues was primarily attributable to: (i) organic growth within our Janitorial segment; (ii) higher healthcare, technical, and government services revenues within our Building & Energy Solutions segment; (iii) contract expansion within our Air Serv U.S. operations; and (iv) $111.9 million of incremental revenues from acquisitions.
Operating Expenses
Operating expenses increased by $249.5 million, or 6.0%, during 2015, as compared to 2014. Gross margin decreased by 56 bps to 10.0% in 2015 from 10.5% in 2014. The decrease in gross margin was primarily attributable to the unfavorable impact of an insurance reserve adjustment, higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize, and higher operating expenses related to operational issues at certain clients within our Building & Energy Solutions segment. This decrease was partially offset by the positive impact of the termination of certain lower margin contracts, higher revenue contribution from our technical services business, and one less working day during 2015.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $29.1 million, or 8.4%, during 2015, as compared to 2014. The increase in selling, general and administrative expenses was primarily related to:

•
$10.9 million higher compensation and related expenses due to hiring additional personnel to support growth initiatives throughout the organization and the addition of certain IT positions since the prior year, partially offset by a bonus reversal related to certain incentive plans;

•	$10.8 million of incremental selling, general and administrative expenses from acquisitions;

•	a $6.2 million increase in legal fees and settlement costs;

•	a $4.6 million increase in severance expense related to the departures of our former CEO and CFO; and

•	a $3.0 million year-over-year increase in medical and dental expense as a result of actuarial evaluations completed in 2015.
The increase was partially offset by:

•	a $3.4 million decrease in costs associated with our re-branding initiative; and

•	a $1.4 million gain from a property sale that occurred in 2015.
Restructuring and Related
Restructuring and related costs increased by $12.7 million during 2015, as compared to 2014, in connection with our 2020 Vision.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $2.0 million, or 7.3%, during 2015, as compared to 2014. This decrease was primarily related to intangible assets being amortized using the sum-of-the-years-digits method over their useful lives, which is consistent with the estimated useful life considerations used in determining their fair values and results in declining amortization expense.
Income from Unconsolidated Affiliates, Net
Income from unconsolidated affiliates, net, increased by $2.5 million, or 37.7%, during 2015, as compared to 2014. The increase was primarily related to higher equity earnings from certain investments in unconsolidated affiliates that provide facility solutions principally to the U.S. government and international clients.
Income Tax Provision
The effective tax rates on income from continuing operations for 2015 and 2014 were 25.3% and 39.5%, respectively. The effective tax rate for 2015 was lower than the rate for 2014 principally due to (i) $2.8 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2014, (ii) $2.0 million of tax deductions for energy efficient government buildings, (iii) $1.6 million of state employment-based tax credits, and (iv) $1.6 million of tax benefits related to a lapse of statutes of limitations.
Net Income from Discontinued Operations
Net income from discontinued operations increased by $13.5 million during 2015, as compared to 2014. The increase was primarily attributable to the $14.4 million after-tax gain on the sale of the Security business.

Segment Information
Financial Information for Each Reportable Segment

	Years Ended October 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues
Janitorial	$2,692.7	$2,583.2	$109.5	4.2%
Facility Services	594.6	599.3	(4.7)	(0.8)%
Parking	631.9	616.1	15.8	2.6%
Building & Energy Solutions	557.7	483.8	73.9	15.3%
Other	420.9	367.3	53.6	14.6%
	$4,897.8	$4,649.7	$248.1	5.3%
Operating profit
Janitorial	$150.5	$147.0	$3.5	2.3%
Operating profit margin	5.6%	5.7%	(11) bps
Facility Services	25.3	25.2	0.1	0.5%
Operating profit margin	4.3%	4.2%	5 bps
Parking	29.6	29.2	0.4	1.5%
Operating profit margin	4.7%	4.7%	(5) bps
Building & Energy Solutions	26.3	23.1	3.2	14.0%
Operating profit margin	4.7%	4.8%	(5) bps
Other	15.2	12.2	3.0	25.0%
Operating profit margin	3.6%	3.3%	30 bps
Corporate	(162.3)	(115.3)	(47.0)	(40.8)%
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(9.0)	(6.6)	(2.4)	(36.2)%
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(2.0)	—	(2.0)	(100.0)%
	$73.6	$114.8	$(41.2)	(35.9)%

Janitorial
	Years Ended October 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$2,692.7	$2,583.2	$109.5	4.2%
Operating profit	150.5	147.0	3.5	2.3%
Operating profit margin	5.6%	5.7%	(11) bps
Janitorial revenues increased by $109.5 million, or 4.2%, during 2015, as compared to 2014. The increase was attributable to incremental revenues from acquisitions of $68.9 million and to organic growth, including additional tag revenue.
Operating profit increased by $3.5 million, or 2.3%, during 2015, as compared to 2014. Operating profit margin decreased by 11 bps to 5.6% in 2015 from 5.7% in 2014. The decrease in operating profit margin was primarily attributable to the unfavorable impact of an insurance reserve adjustment and higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize. Also negatively impacting operating profit margin was higher compensation expense due to hiring additional personnel to support selling and safety initiatives and higher legal fees and settlement costs. This decrease was partially offset by the positive impact of the termination of a large multi-regional contract, one less working day during 2015, and a gain from a property sale.

Facility Services
	Years Ended October 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$594.6	$599.3	$(4.7)	(0.8)%
Operating profit	25.3	25.2	0.1	0.5%
Operating profit margin	4.3%	4.2%	5 bps
Facility Services revenues decreased by $4.7 million, or 0.8%, during 2015, as compared to 2014. The decrease was primarily attributable to the termination of certain lower margin contracts that exceeded new business and the timing of a biannual contractual performance-based award.
Operating profit increased by $0.1 million, or 0.5%, during 2015, as compared to 2014. Operating profit margin increased by 5 bps to 4.3% in 2015 from 4.2% in 2014. The increase in operating profit margin was primarily attributable to the termination of certain lower margin contracts and lower legal expenses. This increase was partially offset by the absence of a benefit related to the sale of leased vehicles for a certain closed job in the prior year, the unfavorable impact of an insurance reserve adjustment, and the timing of a biannual contractual performance-based award.

Parking
	Years Ended October 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$631.9	$616.1	$15.8	2.6%
Operating profit	29.6	29.2	0.4	1.5%
Operating profit margin	4.7%	4.7%	(5) bps
Parking revenues increased by $15.8 million, or 2.6%, during 2015, as compared to 2014. The increase was primarily related to increased scope of work from existing clients. Management reimbursement revenues totaled $305.9 million and $306.1 million for 2015 and 2014, respectively.
Operating profit increased by $0.4 million, or 1.5%, during 2015, as compared to 2014. Operating profit margin decreased by 5 bps in 2015 from 2014. This slight decrease in operating profit margin was primarily attributable to the unfavorable impact of an insurance reserve adjustment, higher legal costs, and the absence of a benefit related to the collection of previously reserved accounts receivable in the prior year.

Building & Energy Solutions
	Years Ended October 31,
($ in millions)	2015	2014	Increase / (Decrease)
Revenues	$557.7	$483.8	$73.9	15.3%
Operating profit	26.3	23.1	3.2	14.0%
Operating profit margin	4.7%	4.8%	(5) bps
Building & Energy Solutions revenues increased by $73.9 million, or 15.3%, during 2015, as compared to 2014. The increase was primarily attributable to incremental revenues of $43.0 million from acquisitions and organic growth from healthcare, technical, and government services.
Operating profit increased by $3.2 million, or 14.0%, during 2015, as compared to 2014. Operating profit margin decreased by 5 bps to 4.7% in 2015 from 4.8% in 2014. The slight decrease in operating profit margin was principally attributable to higher operating expenses related to operational issues at certain clients, higher compensation expense due to hiring additional personnel to support selling initiatives, and specific reserves established for certain government services receivables. This decrease was partially offset by higher equity earnings in unconsolidated affiliates that provide facility solutions to the U.S. government and international clients and higher revenue contribution from our technical services business. Additionally, operating profit margin benefited from operational tax deductions for energy efficient government building projects in the current year.

Other
	Years Ended October 31,
($ in millions)	2015	2014	Increase
Revenues	$420.9	$367.3	$53.6	14.6%
Operating profit	15.2	12.2	3.0	25.0%
Operating profit margin	3.6%	3.3%	30 bps
Revenues from our Other segment increased by $53.6 million, or 14.6%, during 2015, as compared to 2014. The increase was primarily driven by higher passenger services and cabin cleaning revenue in our U.S. operations.
Operating profit increased by $3.0 million or 25.0%, during 2015, as compared to 2014. Operating profit margin increased by 30 bps to 3.6% in 2015 from 3.3% in 2014. The increase in operating profit margin was primarily attributable to lower amortization expense of intangible assets. This increase was partially offset by higher operating expenses from net new business that typically results in lower gross margins for a period of time until the labor management and facilities operations normalize and by the unfavorable impact of an insurance reserve adjustment. Also negatively impacting operating profit margin was higher compensation expense due to the reorganization of the executive structure and the settlement of a client dispute.

Corporate
	Years Ended October 31,
($ in millions)	2015	2014	Increase
Corporate expenses	$162.3	$115.3	$47.0	40.8%
Corporate expenses increased by $47.0 million, or 40.8%, during 2015, as compared to 2014. The increase in corporate expenses was primarily related to:

•	a $25.6 million year-over-year increase in self-insurance expense related to prior year claims as a result of an actuarial evaluation completed in 2015;

•	an $11.7 million increase in restructuring and related costs, net of the reversal of share-based compensation expense, in connection with our 2020 Vision;

•	a $4.9 million increase in legal fees and settlement costs;

•	a $4.6 million increase in severance expense related to the departures of our former CEO and CFO;

•	a $3.0 million year-over-year increase in medical and dental expense as a result of actuarial evaluations completed in 2015; and

•
$1.7 million higher compensation and related expenses, primarily as a result of adding certain IT positions since the prior year and the hiring of additional personnel to support growth initiatives throughout the organization, partially offset by a bonus reversal related to certain incentive plans.

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
Reinvestment of Foreign Earnings
We plan to permanently reinvest our foreign earnings to fund future non-U.S. growth and expansion. As a result, we have not provided for federal and state income taxes or foreign withholding taxes that may result if such earnings of our foreign subsidiaries are remitted to the United States. We believe that our cash on hand in the United States, along with available lines of credit and future domestic cash flows, are sufficient to satisfy our domestic liquidity requirements.
Line of Credit
At October 31, 2016, the total outstanding amounts under our $800.0 million line of credit in the form of cash borrowings and standby letters of credit were $268.3 million and $130.9 million, respectively. At October 31, 2016, we had up to $400.8 million borrowing capacity under our line of credit.
Our ability to draw down available capacity under our line of credit is subject to, and limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. Other covenants under our line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of October 31, 2016, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
Proceeds from Federal Energy Savings Performance Contracts

As part of our technical services business, we enter into ESPCs with the federal government pursuant to which we agree to develop, design, engineer, and construct a project and guarantee that the project will satisfy agreed-upon performance standards. Proceeds from ESPC projects are generally received in advance of construction through agreements to sell the ESPC receivables to unaffiliated third parties. We use the advances from the third parties under these agreements to finance the projects, which are recorded as cash flows from financing activities. The use of the cash received under these arrangements to pay project costs is classified as operating cash flows.
Captive Insurance Company
In the first quarter of 2015, we formed IFM Assurance Company (“IFM”), a wholly-owned captive insurance company. IFM is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk and safety programs and provide us with increased flexibility in the end-to-end management of our insurance programs. IFM began providing coverage to us as of January 1, 2015. In 2016, cash tax savings related to coverage provided by IFM was approximately $10 million. We project cash tax savings for 2017 also to be approximately $10 million.

Effect of Inflation
The rates of inflation experienced in recent years have not had a material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.
Regulatory Environment and Environmental Compliance
Our operations are subject to various federal, state, and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water, and air, and the generation, handling, storage, transportation, and disposal of waste and hazardous substances. In addition, from time to time we are involved in environmental matters at certain of our locations or in connection with our operations. Historically, the cost of complying with environmental laws or resolving environmental issues relating to locations or operations in the United States or abroad has not had a material adverse effect on our financial position, results of operations, or cash flows. We do not believe that the resolution of matters known at this time will be material.
Share Repurchases
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million shares of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. At October 31, 2016, authorization for $141.9 million of repurchases remained under our share repurchase program.
Repurchase Activity

	Years Ended October 31,
(in millions, except per share amounts)	2016	2015	2014
Total number of shares repurchased	1.4	1.0	0.8
Average price paid per share	$33.48	$30.72	$26.20
Total cash paid for share repurchases	$46.6	$31.4	$20.0
Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash provided by operating activities of continuing operations was $110.5 million during 2016. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable (including receivables from U.S. government contracts, which generally have longer collection periods); the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims.

	Years Ended October 31,
(in millions)	2016	2015	2014
Net cash provided by operating activities of continuing operations	$110.5	$145.5	$115.6
Net cash (used in) provided by operating activities of discontinued operations	(27.0)	0.9	5.6
Net cash provided by operating activities	83.5	146.4	$121.2

Net cash used in investing activities of continuing operations	(131.7)	(40.5)	(82.0)
Net cash (used in) provided by investing activities of discontinued operations	(3.1)	130.9	—
Net cash (used in) provided by investing activities	(134.8)	90.4	(82.0)

Net cash provided by (used in) financing activities	52.6	(216.9)	(34.6)

Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations decreased by $35.0 million during 2016, as compared to 2015. The decrease was primarily related to the timing of ESPC and trade receivable collections, as well as the timing of vendor payments. This decrease was partially offset by the timing of tax payments.
Net cash provided by operating activities of continuing operations increased by $29.9 million during 2015, as compared to 2014. This increase was primarily related to the timing of payments made for vendor invoices.
Operating Activities of Discontinued Operations
Net cash used in operating activities of discontinued operations increased by $27.9 million during 2016, as compared to 2015. This increase was primarily attributable to $20.0 million in taxes paid in connection with the sale of our Security business.
Investing Activities of Continuing Operations
Net cash used in investing activities of continuing operations increased by $91.2 million during 2016, as compared to 2015. The increase was primarily related to a $76.8 million year-over-year increase in cash paid, net of cash acquired, for acquisitions.
Net cash used in investing activities of continuing operations decreased by $41.5 million during 2015, as compared to 2014. The decrease was primarily related to a reduction in cash paid both for acquisitions and for property, plant and equipment additions.
Investing Activities of Discontinued Operations
Net cash used in investing activities of discontinued operations was $3.1 million in 2016, a deterioration of $134.0 million, as compared to net cash provided by investing activities of discontinued operations of $130.9 million during 2015. We sold our Security business in 2015 and recognized $131.0 million of cash proceeds from the sale. The cash used in 2016 was associated with the payment of $3.1 million in settlement of the final working capital adjustment from the sale.
Net cash provided by investing activities of discontinued operations increased by $130.9 million during 2015, as compared to 2014. The increase was due to $131.0 million of cash proceeds from the sale of our Security business.
Financing Activities
The change in net cash provided by financing activities was $269.5 million in 2016 when compared to 2015. During 2016, our net cash provided by financing activities of $52.6 million was primarily a result of borrowings from our line of credit to fund two acquisitions made in 2016. During 2015, our net cash used in financing activities of $216.9 million was a result of the repayment of borrowings from our line of credit primarily resulting from the cash proceeds from the sale of our Security business. Also contributing to the change in net cash provided by financing activities was a $17.4 million increase in proceeds from ESPC projects, partially offset by higher common stock repurchases of $15.2 million.
Net cash used in financing activities increased by $182.3 million during 2015, as compared to 2014. The increase was primarily related to a $166.7 million net repayment of borrowings as a result of the use of the cash proceeds from the sale of our Security business to pay down a portion of our line of credit. In addition, net cash used in financing activities increased as a result of an $11.4 million increase in common stock repurchases.
Dividends
On December 13, 2016, we announced a quarterly cash dividend of $0.170 per share on our common stock, payable on February 6, 2017. We declared a quarterly cash dividend on our common stock every quarter during 2016, 2015, and 2014. We paid total annual dividends of $36.9 million, $36.0 million, and $34.6 million during 2016, 2015, and 2014, respectively.

Future Contractual Obligations, Other Long-Term Liabilities, and Commercial Commitments

(in millions)	Payments Due By Period
Contractual Obligations	Total	2017		2018-2019	2020-2021	Thereafter
Operating leases and other similar commitments(1)	$289.8	$78.2		$89.9	$45.2	$76.5
Capital leases(1)	0.6	0.2		0.2	0.3	—
Information technology service agreements(2)	4.8	1.9		2.9	—	—
	$295.2	$80.3		$93.0	$45.5	$76.5

	Payments Due By Period
Other Long-Term Liabilities	Total	2017		2018-2019	2020-2021	Thereafter
Benefit obligations(3)	$32.6	$5.8	—	$5.8	$4.9	$16.1
Contingent consideration liability(4)	3.8	3.8		—	—	—
	$36.4	$9.6		$5.8	$4.9	$16.1

	Amounts of Commitment Expiration Per Period
Commercial Commitments	Total	2017		2018-2019	2020-2021	Thereafter
Borrowings under line of credit(5)	$268.3	$—		$268.3	$—	$—
Fixed interest related to interest rate swaps(6)	4.9	1.1		2.2	1.6	—
Standby letters of credit(7)	130.9	—		130.9	—	—
Surety bonds(8)	420.4	368.6		51.7	—	—
	824.5	369.7		453.1	1.6	—
Total	$1,156.1	$459.6		$551.9	$52.0	$92.6
(1) Reflects our contractual obligations to make future payments under non-cancelable operating leases, capital lease agreements, and other similar commitments for various facilities, vehicles, and other equipment.
(2) Reflects our contractual obligations to make future payments for outsourced services and licensing costs pursuant to our information technology agreements.
(3) Reflects future expected payments relating to our defined benefit, postretirement, and deferred compensation plans. These amounts are based on expected future service and were calculated using the same assumptions used to measure our benefit obligation at October 31, 2016.
In addition to our company sponsored plans, we participate in certain multiemployer pension and other postretirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. During 2016, 2015, and 2014, contributions made to these plans were $290.4 million, $282.1 million, and $274.9 million, respectively; however, the future contributions to the multiemployer plans is dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. As the amount of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated, such amounts have been excluded from the above table. See Note 15, “Employee Benefit Plans,” in the Financial Statements for more information.
(4) Represents the expected future contingent consideration payment associated with a certain acquisition that is based on the expected achievement of certain pre-established revenue goals.
(5) Borrowings under our line of credit are presented at face value.
(6) Our estimates of future interest payments are calculated based on our hedged borrowings under our line of credit, using the fixed rates under our interest rate swap agreements for the applicable notional amounts. See Note 14, “Line of Credit,” in the Financial Statements for additional disclosure related to our interest rate swaps. We exclude interest payments on our remaining borrowings from this table because the cash outlay for the interest is unknown and cannot be reliably estimated as all of the debt is under a revolving credit facility. The interest payments on these remaining borrowings will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time.
(7) At October 31, 2016, we had $130.9 million of standby letters of credit, primarily related to our insurance programs.

(8) We use surety bonds, principally performance, payment, and insurance bonds, related to contractual obligations in the normal course of business and to collateralize self-insurance obligations in the event we are unable to meet our claim payment obligations. As we already have reserves on our books for the claims costs, these surety bonds do not represent additional liabilities. These bonds typically remain in force for one to five years and may include optional renewal periods. At October 31, 2016, outstanding surety bonds totaled $420.4 million, of which $14.4 million have an effective date starting after October 31, 2016. We do not believe that these bonds will be drawn upon by the beneficiaries.
At October 31, 2016, our total liability for unrecognized tax benefits was $33.4 million. The resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty, and therefore we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. In addition, certain of these matters may not require cash settlements due to the exercise of credits and net operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.
We have no off-balance sheet arrangements other than the unrecorded standby letters of credit and surety bonds noted in the above table. Neither of these arrangements has a material current effect, or is reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires our management to make certain estimates that affect the reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and various other assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our financial statements.

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

In addition, adverse developments in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance.

We have not made any changes in the accounting methodology used to record our allowance for doubtful accounts during the past three years.

A 10% change in our allowance for doubtful accounts would have affected net income by approximately $0.7 million for 2016.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Amortization and Impairment of Long-Lived Assets

Our long-lived assets include property, plant and equipment and amortizable intangible assets.

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

When this occurs, a recoverability test is performed that compares the projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, we calculate an impairment loss. The impairment loss calculation compares the fair value, which is based on projected discounted cash flows, to the carrying value. We record an impairment loss if the carrying value exceeds the fair value.

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

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

The determination of fair value for held-for-sale businesses involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the composition of assets in the disposal group, the comparability of the disposal group to similar market transactions, and negotiations with third-party purchasers. Such factors bear directly on the range of potential fair values and the selection of the best estimates.

We have not made any changes in the accounting methodology used to evaluate the impairment of long-lived assets during the last three years.

Additionally, we have not made any changes to estimated useful lives of our long-lived assets.

As a result of classifying our Government Services business as held for sale, we were required to measure the Government Services business at the lower of its carrying value or fair value less estimated costs to sell. As a result of significant underperformance relative to expected operating results, we determined the fair value of this business was less than the carrying amount, which resulted in the recognition of a long-lived asset impairment charge of $15.3 million in 2016. The fair value was also implied by the estimated sales price, but the fair values that are ultimately realized upon the sale of the business may differ from the current estimate of fair value. See the “Impairment of Goodwill” critical accounting policy for details about the goodwill impairment charge associated with our held-for-sale Government Services business in 2016.

If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to future impairment losses that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Goodwill

We have elected to make the first day of our fourth quarter, August 1st, the annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill more frequently if certain triggering events occur, such as a significant change in the business climate or the classification of a significant portion of our business as held for sale.

We test the carrying value of goodwill for impairment at a “reporting unit” level using a two-step approach.

The first step of the process is to evaluate whether the fair value of a reporting unit is less than its carrying value, which is an indicator that the goodwill assigned to that reporting unit may be impaired.

If the fair value is less than the carrying value, a second step of impairment testing is performed to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit, as if it had just been acquired in a business combination and as if the purchase price was equivalent to the fair value of the reporting unit.

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

We have not made any changes in the accounting methodology used to evaluate impairment of goodwill during the last three years, other than the creation of a new reporting unit with the acquisition of Westway.

At October 31, 2016, we had $912.8 million of goodwill. Our goodwill is included in the following segments:

$499.0 million — Janitorial

$72.6 million — Facility Services

$69.2 million — Parking

$184.0 million — Building & Energy Solutions

$87.9 million — Other

A goodwill impairment analysis was performed for each of our reporting units as of August 1, 2016. In addition, as a result of our Government Services business being classified as held for sale, an impairment analysis was performed for that business as of October 31, 2016.

We determined that the fair value of the Government Services business was less than the carrying amount, and we wrote off the entire goodwill balance, resulting in a charge of $6.0 million. The fair values that are ultimately realized upon the sale of the business may differ from the current estimate of fair value.

Based on our analysis, the implied fair value of each of our other reporting units was substantially in excess of its carrying value. A 10% decrease in the estimated fair value of these reporting units would not result in any additional impairment charges.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Insurance Reserves

We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks.

Insurance claim liabilities represent our estimate of retained risks without regard to insurance coverage. We retain a substantial portion of the risk related to certain workers’ compensation and medical claims. Liabilities associated with these losses include estimates of both claims filed and IBNR claim costs.

With the assistance of third-party actuaries, we periodically review our estimate of ultimate losses for IBNR claim costs and adjust our required self-insurance reserves as appropriate. As part of this evaluation, we review the status of existing and new claim reserves as established by our third-party claims administrators.

The third-party claims administrators establish the case reserves based upon known factors related to the type and severity of the claims, demographic factors, legislative matters, and case law, as appropriate.

We compare actual trends to expected trends and monitor claims developments.

The specific case reserves estimated by the third-party administrators are provided to an actuary who assists us in projecting an actuarial estimate of the overall ultimate losses for our self-insured or high deductible programs, which includes the case reserves plus an actuarial estimate of reserves required for additional developments including IBNR claim costs.

We utilize the independent third-party administrators’ actuarial point estimate, reviewed by our management, to adjust our carried self-insurance reserves.

Our self-insurance liabilities contain uncertainties due to assumptions required and judgment used.

Costs to settle our obligations, including legal and healthcare costs, could fluctuate and cause estimates of our self-insurance liabilities to change.

Incident rates, including frequency and severity, could fluctuate and cause the estimates in our self-insurance liabilities to change.

These estimates are subject to: changes in the regulatory environment; fluctuations in projected exposures, including payroll, revenues, and the number of vehicle units; and the frequency, lag, and severity of claims.

The full extent of certain claims, especially workers’ compensation and general liability claims, may not be fully determined for several years.

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

After analyzing the recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our reserves for known claims as well as our estimate of the loss amounts associated with IBNR claims by $32.9 million during 2016.

It is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our projected ultimate losses would have affected net income by approximately $21 million for 2016.

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

Tag Services
Tag work generally consists of supplemental services requested by clients outside of the standard service specification. Examples are cleanup after tenant moves, construction cleanup, flood cleanup, and snow removal.

ESPC and Fixed-Price Repair and Refurbishment
We recognize revenue under these arrangements using the percentage-of-completion method of accounting, most often based on the cost-to-cost method. Under the percentage-of-completion method, revenues are recognized as the work progresses. The percentage of work completed is determined principally by comparing the actual costs incurred to date with the current estimate of total costs to complete. Estimated losses are recorded when identified.

For our service contracts, the determination of the sales allowance contains uncertainties because it requires our management to make assumptions and apply judgment about the amount and timing of unknown billing errors and disputes.

For certain ESPC and fixed-price repair and refurbishment arrangements for which we recognize revenue under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including:
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

For contracts where the percentage-of-completion method is used to recognize revenue, if actual cost estimates differ from our assumptions, the amount of revenue and the related gross profit recognized will also fluctuate. As the ESPC and fixed-price repair and refurbishment revenue represents a small portion of our total revenue, any revisions to our estimated costs would not have a significant impact on our revenue or operating profit.

A 10% change in our sales allowance would have affected net income by approximately $0.2 million for 2016.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Revenue Recognition (continued)

Franchise Revenue
We franchise certain engineering services under the Linc Service and TEGG brands through individual and area franchises.

Initial franchise fees are recognized when we have performed substantially all initial services required by the franchise agreement.

Royalties are recognized in income as underlying franchisee sales occur.

Other franchise fees charged to franchisees on a flat rate are recognized as earned.

Parking Reimbursement
Under parking reimbursement arrangements, we manage the parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. These revenues and expenses are reported in equal amounts for costs reimbursed from our managed locations.

Sales Allowance
In connection with our service contracts, we periodically issue credit memos to our clients that are recorded as a reduction in revenues and an increase to the allowance for billing adjustments. These credits can result from client vacancy discounts, job cancellations, property damage, and other items. We estimate our potential future losses on these client receivables based on an analysis of the historical rate of sales adjustments (credit memos, net of re-bills) and known or expected trends.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Income Taxes

Our provision for income taxes is estimated for the tax jurisdictions where we operate. This process involves estimating actual current tax exposure together with assessing temporary differences between financial reporting and tax reporting. These differences result in deferred tax assets and liabilities, which are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that all or a portion of the deferred tax assets will not be realized.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations.

Unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation as they apply to our particular facts and circumstances.

Although we believe that our income tax related judgments and estimates are reasonable, it is possible that our actual results could be different than what we expected, and we may be exposed to a material change in our total income tax expense, tax-related balances, or valuation allowances.

Upon income tax audit, any unfavorable tax settlement may require use of our cash and result in an increase in our effective tax rate in the period of settlement. A favorable tax settlement could be recognized as a reduction in our effective tax rate in the period of settlement.

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

Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $7 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date/Method of Adoption	Effect on the Financial Statements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.	This ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows.	November 1, 2018 Adoption of this standard will be applied using a retrospective transition method to each period presented.	The adoption of this guidance is not expected to have a material impact on our consolidated statements of cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.
This ASU requires the tax effects of intercompany transactions, other than sales of inventory, to be recognized when the transfer occurs, instead of deferred until the transferred asset is sold to a third party or otherwise recovered through use of the asset.
		November 1, 2018 This standard will be applied using a modified retrospective adoption approach with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.	We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.	This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.	November 1, 2018 Adoption of this standard will be applied using a retrospective transition method to each period presented.	The adoption of this guidance is not expected to have a material impact on our consolidated statements of cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.	This ASU replaces the existing incurred loss impairment model with a methodology that incorporates all expected credit loss estimates, resulting in more timely recognition of losses.
November 1, 2020

This standard will be applied using a modified retrospective adoption approach with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively.
We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.
In March, April, and May of 2016, the FASB issued three ASUs to clarify certain aspects of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which was originally issued in May 2014: ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Identifying Performance Obligations and Licensing; and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients.

Together, the ASUs issued during 2016 provide supplemental adoption guidance and clarification to previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which introduced a new principles-based framework for revenue recognition and disclosure. The core principle of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services.

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
The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows, or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates.
Interest Rate Risk
We are primarily exposed to interest rate risk through our variable rate borrowings under our $800.0 million line of credit. At October 31, 2016, we had average outstanding borrowings of $251.3 million. To limit exposure to upward movements in interest rates, we entered into interest rate swap agreements to fix a substantial portion of our outstanding borrowings. At October 31, 2016, we had interest rate swaps with an underlying notional amount of $105.0 million and a fixed interest rate of 1.05%. Based on our average borrowings, interest rates, and interest rate swaps in effect at October 31, 2016, a 100 basis point increase in LIBOR would decrease our future earnings and cash flows by $1.3 million. For 2015, our market risk exposure related to interest rate fluctuations was $1.9 million.
As actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks if interest rates decrease. As of October 31, 2016, the fair value of our interest rate swap was an asset of $0.2 million.
Foreign Currency Exchange Rate Risk
We are primarily exposed to the impact of foreign exchange rate risk through our U.K. operations where the functional currency is the British pound. As we intend to remain permanently invested in these foreign operations, we do not utilize hedging instruments to mitigate foreign currency exchange risks. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
ABM Industries Incorporated:
We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries (“the Company”) as of October 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II. We also have audited the Company’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, ABM Industries Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired Westway Services Holdings (2014) Ltd. (“Westway”) on December 1, 2015 and 8 Solutions Ltd. (“8 Solutions”) on September 30, 2016. Management excluded these two businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2016. Westway and 8 Solutions represented approximately 4% and 1% of the Company’s total consolidated assets and total consolidated revenues, respectively, as of and for the year ended October 31, 2016. Our audit of internal control over financial reporting of ABM Industries Incorporated and subsidiaries also excluded an evaluation of the internal control over financial reporting of Westway and 8 Solutions.
/s/ KPMG LLP
New York, New York
December 21, 2016

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
(in millions, except share and per share amounts)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$56.0	$55.5
Trade accounts receivable, net of allowances of $15.9 and $8.6 at October 31, 2016 and 2015, respectively	795.6	742.9
Prepaid expenses	68.0	68.6
Other current assets	30.0	27.0
Assets held for sale	44.1	—
Total current assets	993.7	894.0
Other investments	17.4	35.7
Property, plant and equipment, net of accumulated depreciation of $163.4 and $148.7 at October 31, 2016 and 2015, respectively	81.8	74.0
Other intangible assets, net of accumulated amortization of $157.0 and $149.4 at October 31, 2016 and 2015, respectively	103.8	111.4
Goodwill	912.8	867.5
Deferred income taxes, net	37.4	34.1
Other noncurrent assets	134.3	114.0
Total assets	$2,281.2	$2,130.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$174.3	$179.1
Accrued compensation	130.7	128.8
Accrued taxes—other than income	40.6	31.6
Insurance claims	92.2	90.0
Income taxes payable	6.3	8.9
Other accrued liabilities	135.9	129.8
Liabilities held for sale	19.2	—
Total current liabilities	599.2	568.2
Noncurrent income taxes payable	33.4	53.2
Line of credit	268.3	158.0
Deferred income tax liability, net	3.5	—
Noncurrent insurance claims	331.6	297.4
Other noncurrent liabilities	71.2	46.4
Total liabilities	1,307.2	1,123.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,599,322 and 56,105,761 shares issued and outstanding at October 31, 2016 and 2015, respectively	0.6	0.6
Additional paid-in capital	248.6	275.5
Accumulated other comprehensive loss, net of taxes	(31.6)	(5.1)
Retained earnings	756.4	736.5
Total stockholders’ equity	974.0	1,007.5
Total liabilities and stockholders’ equity	$2,281.2	$2,130.7
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended October 31,
(in millions, except per share amounts)	2016	2015	2014
Revenues	$5,144.7	$4,897.8	$4,649.7
Expenses
Operating	4,623.4	4,410.0	4,160.5
Selling, general and administrative	390.1	377.3	348.2
Restructuring and related	29.0	12.7	—
Amortization of intangible assets	25.0	24.2	26.2
Impairment loss	22.5	—	—
Total expenses	5,090.0	4,824.2	4,534.9
Operating profit	54.7	73.6	114.8
Income from unconsolidated affiliates, net	7.6	9.0	6.5
Interest expense	(10.4)	(10.2)	(10.7)
Income from continuing operations before income taxes	51.9	72.4	110.6
Income tax benefit (provision)	10.4	(18.3)	(43.7)
Income from continuing operations	62.3	54.1	66.9
Net (loss) income from discontinued operations	(5.1)	22.2	8.7
Net income	57.2	76.3	75.6
Other comprehensive income (loss)
Foreign currency translation	(26.3)	(2.2)	(1.3)
Other	(0.2)	(0.1)	0.2
Comprehensive income	$30.7	$74.0	$74.5
Net income per common share — Basic
Income from continuing operations	$1.11	$0.95	$1.19
(Loss) income from discontinued operations	(0.09)	0.40	0.16
Net income	$1.02	$1.35	$1.35
Net income per common share — Diluted
Income from continuing operations	$1.09	$0.94	$1.17
(Loss) income from discontinued operations	(0.09)	0.39	0.15
Net income	$1.01	$1.33	$1.32
Weighted-average common and common equivalent shares outstanding
Basic	56.3	56.7	56.1
Diluted	56.9	57.4	57.1
Dividends declared per common share	$0.660	$0.640	$0.620
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended October 31,
	2016		2015		2014
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of year	56.1	$0.6	55.7	$0.6	55.5	$0.6
Stock issued under employee stock purchase and share-based compensation plans	0.9	—	1.4	—	1.0	—
Repurchase of common stock	(1.4)	—	(1.0)	—	(0.8)	—
Balance, end of year	55.6	0.6	56.1	0.6	55.7	0.6
Additional Paid-in Capital
Balance, beginning of year		275.5		274.1		261.8
Stock issued under employee stock purchase and share-based compensation plans (including incremental tax benefit for 2015 and 2014)		5.7		18.3		16.0
Share-based compensation expense(1)		14.0		14.5		16.3
Repurchase of common stock		(46.6)		(31.4)		(20.0)
Balance, end of year		248.6		275.5		274.1
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of year		(5.1)		(2.8)		(1.7)
Other comprehensive loss		(26.5)		(2.3)		(1.1)
Balance, end of year		(31.6)		(5.1)		(2.8)
Retained Earnings
Balance, beginning of year		736.5		696.9		656.8
Net income		57.2		76.3		75.6
Dividends
Common stock		(36.9)		(36.0)		(34.6)
Stock issued under share-based compensation plans		(0.4)		(0.7)		(0.9)
Balance, end of year		756.4		736.5		696.9
Total Stockholders’ Equity		$974.0		$1,007.5		$968.8
(1) Includes share-based compensation expenses related to discontinued operations of $0.3 million and $0.5 million for 2015 and 2014, respectively.
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
(in millions)	2016	2015	2014
Cash flows from operating activities
Net income	$57.2	$76.3	$75.6
Net loss (income) from discontinued operations	5.1	(22.2)	(8.7)
Income from continuing operations	62.3	54.1	66.9
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	57.5	57.0	56.4
Impairment loss	22.5	—	—
Deferred income taxes	(3.7)	8.1	2.2
Share-based compensation expense	14.0	14.2	15.8
Provision for bad debt	12.9	2.7	2.9
Discount accretion on insurance claims	0.3	0.3	0.4
Gain on sale of assets	(0.2)	(0.1)	(1.2)
Income from unconsolidated affiliates, net	(7.6)	(9.0)	(6.5)
Distributions from unconsolidated affiliates	8.2	6.5	5.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(80.9)	(55.9)	(39.4)
Prepaid expenses and other current assets	—	(1.4)	(5.0)
Other noncurrent assets	(29.5)	1.7	15.6
Trade accounts payable and other accrued liabilities	15.4	44.3	3.7
Insurance claims	33.6	37.4	(8.7)
Income taxes payable	0.5	(14.2)	8.3
Other noncurrent liabilities	5.2	(0.2)	(1.4)
Total adjustments	48.2	91.4	48.7
Net cash provided by operating activities of continuing operations	110.5	145.5	115.6
Net cash (used in) provided by operating activities of discontinued operations	(27.0)	0.9	5.6
Net cash provided by operating activities	83.5	146.4	121.2
Cash flows from investing activities
Additions to property, plant and equipment	(44.0)	(26.5)	(37.4)
Proceeds from sale of assets	3.3	5.3	3.6
Purchase of businesses, net of cash acquired	(96.0)	(19.2)	(48.2)
Proceeds from redemption of auction rate security	5.0	—	—
Investments in unconsolidated affiliates	—	(0.1)	—
Net cash used in investing activities of continuing operations	(131.7)	(40.5)	(82.0)
Net cash (used in) provided by investing activities of discontinued operations	(3.1)	130.9	—
Net cash (used in) provided by investing activities	(134.8)	90.4	(82.0)
Cash flows from financing activities
Proceeds from issuance of share-based compensation awards, net of taxes withheld	5.3	15.4	10.0
Incremental tax benefit from share-based compensation awards	—	2.3	5.1
Repurchases of common stock	(46.6)	(31.4)	(20.0)
Dividends paid	(36.9)	(36.0)	(34.6)
Deferred financing costs paid	(0.1)	(0.9)	(1.2)
Borrowings from line of credit	1,052.3	958.3	1,089.1
Repayment of borrowings from line of credit	(942.0)	(1,120.1)	(1,084.2)
Changes in book cash overdrafts	0.7	(7.3)	6.6
Financing of energy savings performance contracts	22.6	5.2	—
Repayment of capital lease obligations	(1.2)	(2.4)	(5.4)
Payment of contingent consideration	(1.5)	—	—
Net cash provided by (used in) financing activities	52.6	(216.9)	(34.6)
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(1.1)	(0.5)
Net (decrease) increase in cash and cash equivalents	(2.0)	18.8	4.1
Cash and cash equivalents at beginning of year	55.5	36.7	32.6
Cash and cash equivalents at end of year	53.5	55.5	36.7
Less: Cash and cash equivalents held for sale	(2.5)	—	—
Cash and cash equivalents	$56.0	$55.5	$36.7

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended October 31,
(in millions)	2016	2015	2014
Supplemental data
Cash paid for income taxes, net of refunds received	$12.6	$23.7	$32.9
Interest paid on line of credit	4.4	6.0	6.2
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY AND NATURE OF OPERATIONS
ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of integrated facility solutions, customized by industry, that enable our clients to deliver exceptional facilities experiences. Our mission is to take care of the people, places, and spaces that matter to our clients. ABM’s comprehensive services include electrical and lighting, energy solutions, facilities engineering, HVAC and mechanical, janitorial, landscape and turf, mission critical solutions, and parking, which we provide through stand-alone or integrated solutions. We serve urban, suburban, and rural areas and properties of all sizes—from schools and commercial buildings to airports, data centers, hospitals, and manufacturing plants.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements and accompanying notes (the “Financial Statements”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-K. Unless otherwise indicated, all references to years are to our fiscal year, which ends on October 31.
The Financial Statements include the accounts of ABM and all of our consolidated subsidiaries. We account for ABM’s investments in unconsolidated affiliates under the equity method of accounting. We include the results of acquired businesses in the consolidated statements of comprehensive income from their respective acquisition dates. All intercompany accounts and transactions have been eliminated in consolidation.
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
During the fourth quarter of 2016, we decided to sell our Government Services business, which is included within our Building & Energy Solutions segment. The assets and liabilities of this business have been classified as held for sale for the current period. See Note 4, “Held for Sale,” for further information. In addition, see Note 5, “Discontinued Operations,” for further information regarding the presentation of discontinued operations related to the sale of our Security business during 2015.
We round amounts in the Financial Statements to millions and calculate all percentages and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.
Accounting Pronouncements Adopted During the Year
During the third quarter of 2016, we early adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, with an effective date of November 1, 2015. Prior to the adoption of this guidance, we recognized excess tax benefits in additional paid-in capital. As a result of this ASU, we recognized a $2.2 million benefit within our income tax provision, or $0.04 per diluted share, related to excess tax benefits that occurred during 2016. As we typically experience the largest volume of stock option exercises and RSU vestings in the third quarter, the majority of the benefit was related to the third quarter of 2016. In accordance with this ASU, we have classified these excess tax benefits as cash flows from operating activities rather than cash flows from financing activities on a prospective basis. In addition, we will continue to estimate the number of awards expected to vest, rather than electing to account for forfeitures as they occur.
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
In addition, certain prior year amounts in our consolidated statements of cash flows have been reclassified to conform with the current year presentation.
Cash and Cash Equivalents
We consider all highly liquid securities with an original maturity of three months or less to be cash and cash equivalents. As part of our cash management system, we use “zero balance” accounts to fund our disbursements. Under this system, at the end of each day the bank balance is zero, while the book balance is usually a negative amount due to reconciling items, such as outstanding checks. We report the changes in these book cash overdrafts as cash flows from financing activities.
Trade Accounts Receivable
Trade accounts receivable arise from services provided to our clients and are usually due and payable on varying terms from receipt of the invoice to net ninety days, with the exception of certain U.S. government receivables that generally have longer collection periods. These receivables are recorded at the invoiced amount and normally do not bear interest. In addition, our trade accounts receivable includes unbilled receivables that represent costs and estimated earnings in excess of billings on uncompleted contracts related to fixed-price repair and refurbishment arrangements.
Allowance for Doubtful Accounts
We determine the allowance for doubtful accounts based on historical write-offs, known or expected trends, and the identification of specific balances deemed uncollectible. For the specifically identified balances, we establish the reserve upon the earlier of a client’s inability to meet its financial obligations or after a period of twelve months, unless our management believes such amounts will ultimately be collectible.
Sales Allowance
In connection with our service contracts, we periodically issue credit memos to our clients that are recorded as a reduction in revenues and an increase to the allowance for billing adjustments. These credits can result from client vacancy discounts, job cancellations, property damage, and other items. We estimate our potential future losses on these client receivables based on an analysis of the historical rate of sales adjustments (credit memos, net of re-bills) and known or expected trends.
Other Current Assets
At October 31, 2016 and 2015, other current assets primarily consisted of other receivables and short-term insurance recoverables.

Other Investments
At October 31, 2016 and 2015, other investments primarily consisted of investments in unconsolidated affiliates and investments in auction rate securities.
Investments in Unconsolidated Affiliates
We own non-controlling interests (generally 20% to 50%) in certain affiliated entities that predominantly provide facility solutions to governmental and commercial clients, primarily in the United States and the Middle East. We account for such investments under the equity method of accounting. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. An impairment loss is recognized to the extent that the estimated fair value of the investment is less than its carrying amount and we determine that the impairment is other-than-temporary. At October 31, 2016 and 2015, our investments in unconsolidated affiliates were $17.1 million and $22.6 million, respectively. At October 31, 2016, we classified a portion of these investments as held for sale as they relate to our Government Services business. In connection with the held-for-sale classification, we recognized an impairment charge of $5.0 million to write-down these investments to their estimated fair value in 2016. See Note 4, “Held for Sale,” for further information. We did not recognize any impairment charges on these investments in 2015 or 2014.
Investments in Auction Rate Securities
Our investments in auction rate securities are classified as available-for-sale. Accordingly, auction rate securities are presented at fair value with unrealized gains and losses recorded in accumulated other comprehensive loss (“AOCL”). On a quarterly basis, we analyze all auction rate securities that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired and we recognize the entire difference between the auction rate security’s amortized cost and its fair value in earnings. We also consider if we may be required to sell the securities prior to the recovery of amortized cost, which may trigger an impairment charge. If these securities are considered impaired, we assess whether the amortized costs of the securities can be recovered by reviewing several factors, including credit risks associated with the issuer. If we do not expect to recover the entire amortized cost of the security, we consider the security to be other-than-temporarily impaired, and record the difference between the security’s amortized costs and its recoverable amount in earnings and the difference between the security’s amortized cost and fair value in AOCL.
Property, Plant and Equipment
We record property, plant and equipment at cost. Repairs and maintenance expenditures are expensed as incurred. In contrast, we capitalize major renewals or replacements that substantially extend the useful life of an asset. We determine depreciation for financial reporting purposes using the straight-line method over the following estimated useful lives:

Category	Years
Computer equipment and software	3–5
Machinery and other equipment	3–5
Transportation equipment	1.5–10
Buildings	10–40
Furniture and fixtures	5
In addition, we depreciate assets under capital leases and leasehold improvements over the shorter of their estimated useful lives or the remaining lease term. Upon retirement or sale of an asset, we remove the cost and accumulated depreciation from our consolidated balance sheets. When applicable, we record corresponding gains or losses within the accompanying consolidated statements of comprehensive income.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When this occurs, a recoverability test is performed that compares the projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, we calculate an impairment loss. The impairment loss calculation compares the fair value, which is based on projected discounted cash flows, to the carrying value. We record an impairment loss if the carrying value exceeds the fair value. In 2016, we classified the long-lived assets of our Government Services business to held for sale. In connection with our plan to sell this business, we determined that the fair value was less than the carrying amount. Therefore, we recorded a $15.3 million impairment of those assets during 2016, which included an impairment of our investments in unconsolidated affiliates described above. See Note 4, “Held for Sale,” for further information. We did not recognize any material long-lived asset impairment charges in 2015 or 2014.
Goodwill
Goodwill represents the excess purchase price of acquired businesses over the fair values of the assets acquired and liabilities assumed. We have elected to make the first day of our fourth quarter, August 1st, the annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill more often if impairment indicators exist.
We test the carrying value of goodwill for impairment at a “reporting unit” level using a two-step approach. The first step of the process is to evaluate whether the fair value of a reporting unit is less than its carrying value, which is an indicator that the goodwill assigned to that reporting unit may be impaired. If the fair value is less than the carrying value, a second step of impairment testing is performed to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit, as if it had just been acquired in a business combination and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than its carrying value, we would record an impairment for the excess of the carrying amount over the estimated fair value.
During 2016, we recognized a goodwill impairment charge of $6.0 million associated with the Government Services business. See Note 4, “Held for Sale,” for further information. We did not recognize any goodwill impairment charges in 2015 or 2014.
Other Noncurrent Assets
At October 31, 2016 and 2015, other noncurrent assets primarily consisted of long-term insurance recoverables, energy savings performance contract receivables, insurance and other long-term deposits, deferred charges, and prepayments to carriers for future insurance claims.

Federal Energy Savings Performance Contract Receivables
As part of our technical services business, we enter into Energy Savings Performance Contracts (“ESPC”) with the federal government pursuant to which we agree to develop, design, engineer, and construct a project and guarantee that the project will satisfy agreed-upon performance standards. ESPC receivables represent the amount to be paid by various federal government agencies for work we have satisfactorily performed under specific ESPCs. We assign certain of our rights to receive those payments to unaffiliated third parties that provide construction financing, which we record as a liability, for such contracts. This construction financing is recorded as cash flows from financing activities, while the use of the cash received under these arrangements to pay project costs is classified as operating cash flows. The ESPC receivable is recognized as revenue as each project is constructed. Upon completion and acceptance of the project by the government and upon satisfaction of true sale criteria, the assigned ESPC receivable from the government and corresponding ESPC liability are eliminated from our consolidated financial statements.
Fair Value of Financial Instruments
For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.
Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:
Level 1 – Quoted prices for identical instruments in active markets;
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and
Level 3 – Significant inputs to the valuation model are unobservable.
We maintain policies and procedures to value instruments using the best and most relevant data available. See Note 8, “Fair Value of Financial Instruments,” for the fair value hierarchy table and for details on how we measure fair value for financial assets and liabilities.
Acquisitions
We expense acquisition-related costs as incurred. On the date of the acquisition, we allocate the purchase price to the assets acquired and liabilities assumed at their estimated fair values. Goodwill on the acquisition date is measured as the excess of the purchase price over the fair values of assets acquired and liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill. We recognize subsequent changes in the estimate of the amount to be paid under contingent consideration arrangements in the accompanying consolidated statements of comprehensive income.
Discontinued Operations
In order to be reported within discontinued operations, our disposal of a component or a group of components must represent a strategic shift that will have a major effect on our operations and financial results. We aggregate the results of operations for discontinued operations within a single line item on the income statement. General corporate overhead is not allocated to discontinued operations. We disclose any gain or loss that is recognized upon the disposition of a discontinued operation. Prior to disposition, we aggregate the assets and liabilities of discontinued operations and report the amounts on separate line items within the balance sheet.
Assets and Liabilities Held for Sale
Upon a business being classified as held for sale, we cease all depreciation and amortization related to the assets and record them at the lower of their carrying amount or fair value less estimated costs to sell. The assets and related liabilities of the business are separately presented on the consolidated balance sheets for the most recent reporting period. We review all assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.
Insurance Reserves
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. Insurance claim liabilities represent our estimate of retained risks without regard to insurance coverage. We retain a substantial portion of the risk related to certain workers’ compensation and medical claims. Liabilities associated with these losses include estimates of both claims filed and incurred but not reported (“IBNR”) claim costs.
With the assistance of third-party actuaries, we periodically review our estimate of ultimate losses for IBNR claim costs and adjust our required self-insurance reserves as appropriate. As part of this evaluation, we review the status of existing and new claim reserves as established by our third-party claims administrators. The third-party claims administrators establish the case reserves based upon known factors related to the type and severity of the claims, demographic factors, legislative matters, and case law, as appropriate. We compare actual trends to expected trends and monitor claims developments. The specific case reserves estimated by the third-party administrators are provided to an actuary who assists us in projecting an actuarial estimate of the overall ultimate losses for our self-insured or high deductible programs, which includes the case reserves plus an actuarial estimate of reserves required for additional developments including IBNR claim costs. We utilize the independent third-party administrators’ actuarial point estimate, reviewed by our management, to adjust our carried self-insurance reserves.
In general, our insurance reserves are recorded on an undiscounted basis. We allocate current-year insurance expense to our operating segments based upon their underlying exposures, while actuarial adjustments related to prior year claims are recorded within Corporate expenses. We classify claims as current or long-term based on the expected settlement date. Estimated insurance recoveries related to recorded liabilities are reflected as assets in our consolidated balance sheets when we believe that the receipt of such amounts is probable.
Other Accrued Liabilities
At October 31, 2016 and 2015, other accrued liabilities primarily consisted of accrued employee benefits, progress billings in excess of costs related to fixed-price repair and refurbishment arrangements, dividends payable, accrued legal fees and settlements, accrued severance, accrued insurance claims, deferred rent, and other accrued expenses.
Other Noncurrent Liabilities
At October 31, 2016 and 2015, other noncurrent liabilities primarily consisted of ESPC liabilities, retirement plan liabilities, and deferred compensation.

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

Tag Services
Tag work generally consists of supplemental services requested by clients outside of the standard service specification. Examples are cleanup after tenant moves, construction cleanup, flood cleanup, and snow removal.

ESPC and Fixed-Price Repair and Refurbishment	Both of these arrangements are accounted for under the percentage-of-completion method of accounting, most often based on the cost-to-cost method.
Franchise
We franchise certain engineering services under the Linc Service and TEGG brands through individual and area franchises.
Initial franchise fees are recognized when we have performed substantially all initial services required by the franchise agreement.
Royalties are recognized in income as underlying franchisee sales occur.
Other franchise fees charged to franchisees on a flat rate are recognized as earned.

Parking Reimbursement
Under parking reimbursement arrangements, we manage the parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. These revenues and expenses are reported in equal amounts for costs reimbursed from our managed locations. During 2016, 2015, and 2014, such amounts totaled $323.4 million, $305.9 million, and $306.1 million, respectively.

Restructuring and Related Costs
Restructuring and related costs reflect charges resulting from our 2020 Vision. These costs primarily consist of various actions to terminate employees, exit certain contractual obligations, and dispose of certain assets. Our methodology used to record these costs are described below:
Severance
As we do not have a past history of consistently providing severance benefits, we recognize severance costs for employees who do not have formal employment agreements when management has committed to a restructuring plan and communicated those actions to impacted employees, such that the employee is able to determine the type and amount of benefits that they will receive upon termination. In addition, if the employees are required to render service beyond the minimum retention period until they are terminated in order to receive the benefits, a liability is recognized ratably over the future service period. For employees with employment agreements, we accrue for these separation liabilities when it is probable that the impacted executives will be entitled to the benefits and the amount can be reasonably estimated.

Noncancelable Leases and Contractual Obligations
We record liabilities when we terminate a contract in accordance with the contract terms or when we exit the leased space. The expense for noncancelable leases is determined based on the fair value of remaining lease payments reduced by the fair value of estimated sublease income that could reasonably be obtained for the property, estimated using a present value technique.
Other
For other costs associated with exit and disposal activities, we recognize an expense at fair value in the period in which the liability is incurred.
Advertising
Advertising costs are expensed as incurred. During 2016, 2015, and 2014, advertising expense was $2.1 million, $2.8 million, and $6.8 million, respectively.
Share-Based Compensation
Our current share-based awards principally consist of restricted stock units (“RSUs”) and various performance share awards. We recognize compensation costs associated with these awards in selling, general and administrative expenses. For RSUs and certain performance share awards, the amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued. Since our total shareholder return (“TSR”) performance share awards are performance awards with a market condition, the compensation costs associated with these awards are determined using a Monte Carlo simulation valuation model. For RSUs and TSR awards, compensation cost is recognized over the period that an employee provides service in exchange for the award. We recognize compensation cost associated with other performance share awards over the requisite service period based on the probability of achievement of performance criteria.
Taxes Collected from Clients and Remitted to Governmental Agencies
We record taxes on client transactions due to governmental agencies as receivables and liabilities on the consolidated balance sheets.
Net Income Per Common Share
Basic net income per common share is net income divided by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is based on the weighted-average number of common shares outstanding during the period, adjusted to include the potential dilution from the conversion of RSUs, vesting of performance shares, and exercise of stock options.
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
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered. Deferred tax assets are reviewed for recoverability on a quarterly basis. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to its realizable value unless it is more likely than not that such assets will be realized. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in our consolidated statements of comprehensive income.

3. RESTRUCTURING AND RELATED COSTS
During the fourth quarter of 2015, our Board of Directors approved a comprehensive strategy intended to have a positive transformative effect on ABM (the “2020 Vision”). As part of the 2020 Vision, we identified key priorities to differentiate ABM in the marketplace, accelerate revenue growth for certain industry groups, and improve our margin profile. We also reviewed all service lines and investments to assess whether ABM was positioned to continue to competitively offer value-added services to clients over the long term.
Rollforward of Restructuring and Related Liabilities

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit(1)	Asset Impairment(2)	Total
Balance at November 1, 2014	$—	$—	$—	$—	$—	$—
Costs recognized	4.6	4.7	0.8	—	2.6	12.7
Payments	(2.5)	(0.4)	(0.4)	—	—	(3.3)
Non-cash charges	—	—	(0.2)	—	(2.6)	(2.8)
Balance at November 1, 2015	$2.1	$4.3	$0.2	$—	$—	$6.6
Costs recognized	11.3	8.6	3.9	3.2	2.1	29.0
Payments	(12.2)	(9.1)	(3.6)	(0.3)	—	(25.2)
Non-cash charges(2)	—	—	—	(0.4)	(2.1)	(2.5)
Balance at October 31, 2016	$1.2	$3.8	$0.5	$2.5	$—	$8.0

Cumulative Charges	$15.8	$13.3	$4.7	$3.2	$4.7	$41.7
(1)Non-cash charges consist of the write-down of fixed assets, net of deferred rent write-offs.
(2)Represents the write-down of our investment in proprietary task management software and uniforms with legacy branding in 2015 and 2016, respectively.
The results by segment exclude these costs, consistent with the manner in which our management evaluates the performance of each reportable segment based on its respective operating profit results. As such, restructuring and related costs are included within Corporate expenses. See Note 20, “Segment and Geographic Information,” for more information.
4. HELD FOR SALE
    During the fourth quarter of 2016, in connection with the key priorities of our 2020 Vision, we decided to sell our Government Services business. In connection with the held-for-sale classification, we were required to measure the Government Services business at the lower of its carrying value or fair value less estimated costs to sell. As a result, we recorded an impairment charge of $22.5 million during 2016. Included in the total charge was a full write down of goodwill of $6.0 million. We have classified the remaining assets and liabilities as current assets held for sale and current liabilities held for sale, as we expect to complete the sale during 2017. This business is currently included within continuing operations of the Building & Energy Solutions segment, and under future segment reporting it will be a separate segment until it is sold.

Major Classes of Assets and Liabilities Held for Sale

(in millions)	October 31, 2016
Trade accounts receivable, net	$31.9
Investments in unconsolidated affiliates	7.7
Other assets	4.5
Assets held for sale	44.1

Trade accounts payable	14.4
Other accrued liabilities	4.8
Liabilities held for sale	$19.2

Determining the fair value of a held-for-sale business involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the composition of assets in the disposal group, the comparability of the disposal group to similar market transactions, and negotiations with third-party purchasers. Such factors bear directly on the range of potential fair values and the selection of the best estimates. In determining the fair value of our Government Services business, we used the income and market approaches, which utilize sales growth rates, gross margin patterns, discount rates, recent indicators of market activity, and other factors that are categorized as Level 3 inputs.
5. DISCONTINUED OPERATIONS
     On October 26, 2015, in connection with our 2020 Vision, we sold substantially all of the assets of our Security business to Universal Protection Service, L.P. (“UPS”) for cash proceeds of $131.0 million, subject to a working capital adjustment. During 2016, the working capital adjustment resulted in a payment to UPS of $3.1 million. We reduced the gain on sale recorded in 2015 by the amount of this adjustment.
Our discontinued operations is comprised of amounts that were directly related to the operations of this former business, including certain costs that were previously recorded in Corporate expenses. In addition, certain general corporate expenses that were previously allocated to the former Security business were allocated to Corporate expenses and to the Janitorial segment. Discontinued operations also includes both costs related to ongoing legal cases and insurance reserves associated with the former Security business. We will continue to reflect these types of costs within discontinued operations in future periods.
Summarized Results of Operations and Cash Flows from Discontinued Operations

	Years Ended October 31,
(in millions)	2016	2015(1)	2014
Revenues	$—	$392.7	$383.1
Expenses	6.0	383.1	369.3
Operating (loss) profit	(6.0)	9.6	13.8
Gain on sale before income taxes	—	23.6	—
Working capital adjustment to previously recorded gain	(3.1)	—	—
(Loss) income from discontinued operations before income taxes	(9.2)	33.2	13.8
Income tax benefit (provision)(2)	4.0	(11.0)	(5.1)
Net (loss) income from discontinued operations	$(5.1)	$22.2	$8.7

Net cash (used in) provided by operating activities of discontinued operations(3)	$(27.0)	$0.9	$5.6
(1) Includes a $1.6 million unfavorable legal settlement related to our former Lighting segment, which we disposed of in 2008.
(2) For 2016 and 2015, income taxes were positively impacted by the retroactive reinstatement of the Work Opportunity Tax Credits (“WOTC”).
(3) During 2016, we paid $20.0 million in taxes in connection with the sale of our Security business.

6. ACQUISITIONS
2016 Acquisitions
Effective September 30, 2016, we acquired all of the outstanding stock of BRBIBR Limited, a company which held all of the outstanding shares of 8 Solutions Ltd. (“8 Solutions”), a provider of technical cleaning services to data centers in the United Kingdom and certain other locations, for a purchase price of $16.1 million, subject to post-closing adjustments. As of September 30, 2016, the operations of 8 Solutions are included in our Janitorial segment.
Effective December 1, 2015, we acquired all of the outstanding stock of Westway Services Holdings (2014) Ltd. (“Westway”), a provider of technical services to clients in the United Kingdom for a purchase price of $81.0 million. This acquisition expanded the geographical reach of our technical services business to the United Kingdom, resulting in the allocation of a significant portion of the purchase price to goodwill. As such, we recorded goodwill and intangible assets of $54.2 million and $22.5 million, respectively. The goodwill associated with this acquisition is not deductible for tax purposes. As of December 1, 2015, the operations of Westway are included in our Building & Energy Solutions segment.
2015 Acquisition
Effective May 1, 2015, we acquired certain assets and assumed certain liabilities of CTS Services/Facility Support Services (“CTS”), a provider of HVAC services and energy solutions in government, commercial, and industrial buildings, for a purchase price of $18.8 million. The purchase price includes $3.8 million of contingent consideration that is based on the expected achievement of certain pre-established revenue goals. See Note 8, “Fair Value of Financial Instruments,” regarding the valuation of the contingent consideration liability. As of May 1, 2015, the operations of CTS are included in our Building & Energy Solutions segment.
2014 Acquisitions
During 2014, we completed acquisitions for an aggregate purchase price of $52.9 million, which included $3.3 million of contingent consideration. As of October 31, 2016, the remaining balance of this contingent consideration is $1.7 million.
Pro Forma and Other Supplemental Financial Information
Pro forma and other supplemental financial information is not presented for these acquisitions, as they are not considered material business combinations individually or on a combined basis.

7. NET INCOME PER COMMON SHARE
Basic and Diluted Net Income Per Common Share Calculations

	Years Ended October 31,
(in millions, except per share amounts)	2016	2015	2014
Income from continuing operations	$62.3	$54.1	$66.9
Net (loss) income from discontinued operations	(5.1)	22.2	8.7
Net income	$57.2	$76.3	$75.6

Weighted-average common and common equivalent shares outstanding — Basic	56.3	56.7	56.1
Effect of dilutive securities
RSUs	0.3	0.3	0.4
Stock options	0.2	0.3	0.4
Performance shares	0.1	0.1	0.2
Weighted-average common and common equivalent shares outstanding — Diluted	56.9	57.4	57.1

Net income per common share — Basic
Income from continuing operations	$1.11	$0.95	$1.19
(Loss) income from discontinued operations	(0.09)	0.40	0.16
Net income	$1.02	$1.35	$1.35

Net income per common share — Diluted
Income from continuing operations	$1.09	$0.94	$1.17
(Loss) income from discontinued operations	(0.09)	0.39	0.15
Net income	$1.01	$1.33	$1.32
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Years Ended October 31,
(in millions)	2016	2015	2014
Anti-dilutive	0.1	0.2	0.3

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments

		As of October 31,
(in millions)	Fair Value Hierarchy	2016	2015
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan(1)	1	$4.9	$5.3
Investments in auction rate securities(2)	3	8.0	13.0
Interest rate swaps(3)	2	0.2	—
Other select financial assets
Cash and cash equivalents(4)	1	56.0	55.5
Insurance deposits(5)	1	11.2	11.4

Financial liabilities measured at fair value on a recurring basis
Interest rate swaps(3)	2	—	0.1
Contingent consideration liability(6)	3	3.8	5.2
Other select financial liability
Line of credit(7)	2	268.3	158.0
(1) Represents investments held in a Rabbi trust associated with one of our deferred compensation plans, which we include in “Other noncurrent assets” on the accompanying consolidated balance sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices. See Note 15, “Employee Benefit Plans,” for further information.
(2) For investments in auction rate securities, the fair value was based on discounted cash flow valuation models, primarily utilizing unobservable inputs, including assumptions about the underlying collateral, credit risks associated with the issuer, credit enhancements associated with financial insurance guarantees, and the possibility of the security being re-financed by the issuer or having a successful auction. These securities are included in “Other investments” on the accompanying consolidated balance sheets. See Note 10, “Auction Rate Securities,” for further information.
(3) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. For 2016 and 2015, the interest rate swaps were included in “Other noncurrent assets” and “Other accrued liabilities,” respectively, on the accompanying consolidated balance sheets. See Note 14, “Line of Credit,” for further information.
(4) Cash and cash equivalents are stated at nominal value, which equals fair value.
(5) Represents restricted insurance deposits that are used to collateralize our insurance obligations and are stated at nominal value, which equals fair value. These insurance deposits are included in “Other noncurrent assets” on the accompanying consolidated balance sheets. See Note 13, “Insurance,” for further information.
(6) Certain of our acquisitions involve the payment of contingent consideration. For 2015, we had contingent consideration liabilities associated with two acquisitions which were recorded at fair value based on either the expected achievement of certain pre-established revenue goals or pre-defined forecasted adjusted income from operations using a probability weighted income approach. At October 31, 2015, these liabilities were included in “Other accrued liabilities” and “Other noncurrent liabilities” on the accompanying consolidated balance sheets. During 2016, the income-related target was achieved, resulting in the payment of $1.5 million to the seller. At October 31, 2016, the remaining contingent consideration liability is included in “Other accrued liabilities.”
(7) Represents outstanding borrowings under our syndicated line of credit. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit approximates the fair value. See Note 14, “Line of Credit,” for further information.
In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a non-recurring basis, which are subject to fair value adjustments only in certain circumstances. These assets can include: goodwill; intangible assets; property, plant and equipment; and other long-lived assets that have been reduced to fair value when they are held for sale. As discussed in Note 4, “Held for Sale,” we recorded impairment charges of $22.5 million, including both long-lived asset and goodwill impairment charges associated with our held-for-sale Government Services business. We estimated the fair value of goodwill using the income and market approaches, which utilize expected cash flows using Level 3 inputs. No impairment existed with respect to our other goodwill and intangible assets.
During 2016 and 2015, we had no transfers of assets or liabilities between any of the above hierarchy levels.
9. ADVANCES TO JOINT VENTURES
We make various advances to our unconsolidated joint ventures to provide working capital for the joint ventures’ operations, which are not collateralized, do not carry interest, and have no specific repayment terms. At October 31, 2015, the aggregate amount of these advances was $1.1 million, which is included in “Other noncurrent assets” on the accompanying consolidated balance sheet. At October 31, 2016, the majority of the balance is classified as held for sale as it relates to our Government Services business.
10. AUCTION RATE SECURITIES
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
At October 31, 2016, the two remaining auction rate securities had an aggregate original principal amount of $10.0 million and an amortized cost and fair value of $8.0 million. These two auction rate securities are debt instruments with stated maturities in 2036 and 2050. The interest rates for these securities are designed to be reset through Dutch auctions approximately every thirty days, but auctions for these securities have not occurred since August 2007.
At October 31, 2016 and 2015, there were no unrealized gains or losses on our auction rate securities included in AOCL and the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.
Significant Assumptions Used to Determine the Fair Values of Our Auction Rate Securities

Assumption	October 31, 2016	October 31, 2015
Discount rates	L + 0.46% and L + 1.30%	L + 0.38% – L + 2.13%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
L – One Month LIBOR

11. PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment

	As of October 31,
(in millions)	2016	2015
Computer equipment and software	$92.5	$89.1
Machinery and other equipment	74.5	68.4
Leasehold improvements	33.2	25.8
Transportation equipment	23.5	18.2
Furniture and fixtures	11.3	10.1
Buildings	9.3	9.9
Land	0.9	1.2
	245.2	222.7
Less: Accumulated depreciation(1)	163.4	148.7
Total	$81.8	$74.0
(1) For 2016, 2015, and 2014, depreciation expense was $32.6 million, $32.8 million, and $30.2 million, respectively.
Capital Leases Included in Property, Plant and Equipment

	As of October 31,
(in millions)	2016	2015
Transportation equipment	$6.6	$6.6
Machinery and other equipment	1.0	1.0
Furniture and fixtures	0.5	0.5
Computer equipment and software	0.2	0.2
	8.2	8.3
Less: Accumulated depreciation	6.9	6.6
Total	$1.3	$1.7

12. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

(in millions)	Janitorial	Facility Services	Parking	Building & Energy Solutions	Other	Total
Balance at November 1, 2014	$488.4	$72.6	$69.2	$137.4	$87.1	$854.7
Acquisitions	4.0	—	—	8.7	—	12.7
Foreign currency translation and other	(0.5)	—	—	0.3	0.3	0.1
Balance at November 1, 2015	$491.9	$72.6	$69.2	$146.4	$87.4	$867.5
Acquisitions(1)	10.1	—	—	53.7	1.0	64.8
Foreign currency translation and other	(2.9)	—	—	(10.1)	(0.6)	(13.6)
Government Services impairment loss	—	—	—	(6.0)	—	(6.0)
Balance at October 31, 2016	$499.0	$72.6	$69.2	$184.0	$87.9	$912.8
(1) During 2016, goodwill primarily increased as a result of the acquisitions of Westway and 8 Solutions. See Note 6, “Acquisitions,” for additional information.
Components of Goodwill Balance at October 31, 2016

(in millions)	Janitorial	Facility Services	Parking	Building & Energy Solutions	Other	Total
Gross balance	$499.0	$72.6	$69.2	$190.0	$87.9	$918.8
Accumulated impairment charges	—	—	—	(6.0)	—	(6.0)
Net balance at October 31, 2016	$499.0	$72.6	$69.2	$184.0	$87.9	$912.8
Other Intangible Assets

	October 31, 2016			October 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer contracts and relationships	$258.6	$(155.1)	$103.5	$255.2	$(144.3)	$110.9
Trademarks and trade names	1.8	(1.5)	0.2	3.9	(3.5)	0.4
Contract rights and other	0.5	(0.4)	0.1	1.7	(1.6)	0.1
Total(1)	$260.9	$(157.0)	$103.8	$260.8	$(149.4)	$111.4
(1) These intangible assets are being amortized over the expected period of benefit, with a weighted average life of approximately 13 years.
Estimated Annual Amortization Expense For Each of the Next Five Years

(in millions)	2017	2018	2019	2020	2021
Estimated amortization expense(1)	$22.8	$19.8	$16.8	$13.8	$10.9
(1) These amounts will vary as acquisitions of additional intangible assets occur in the future and as purchase price allocations are finalized for existing acquisitions.
13. INSURANCE
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million of exposure on a per-occurrence basis, either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits ranging between $1.0 million and $5.0 million per occurrence. To cover general liability and automobile liability losses above these primary limits, we maintain commercial umbrella insurance policies that provide aggregate limits of $200.0 million. Our insurance policies generally cover workers’ compensation losses to the full extent of statutory requirements. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide per occurrence limits of $75.0 million. We are also self-insured for certain employee medical and dental plans. We maintain stop-loss insurance for our self-insured medical plan under which we retain up to $0.4 million of exposure on a per-participant per-year basis with respect to claims.
The adequacy of our reserves for workers’ compensation, general liability, automobile liability, and property damage insurance claims is based upon known trends and events and the actuarial estimates of required reserves considering the most recently completed actuarial reports. We use all available information to develop our best estimate of insurance claims reserves as information is obtained. The results of actuarial studies are used to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years. During 2016, we performed both an annual actuarial evaluation and an actuarial review. As a result of these studies, we increased our reserves for claims related to prior periods by $32.9 million during 2016. Pursuant to the actuarial evaluation completed during 2015, we increased our reserves for claims related to prior periods by $35.9 million during 2015.
Insurance Reserve Adjustments
Annual Actuarial Evaluations Performed During 2016
Annual actuarial evaluations were performed for our casualty insurance programs during 2016. These evaluations considered all changes made to claims reserves and claim payment activity for the period commencing May 1, 2015 and ending April 30, 2016 (the “Evaluation Period”). We performed these evaluations for all policy years in which open claims existed.
The annual actuarial evaluations showed unfavorable developments in our estimate of ultimate losses related to general liability, workers’ compensation, and automobile liability claims, as explained below. While we have made significant improvements in our risk management programs, the actuarial evaluation demonstrates these improvements have had a modest impact on prior years and that the impact is not occurring at the pace originally forecasted by the actuaries. The average claim cost was also unfavorably impacted by increases in legal fees, medical costs, and other claim management expenses necessary to adjudicate the claims with dates of loss prior to 2016.
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
Our workers’ compensation estimate of ultimate losses was negatively impacted by increases in projected costs for a significant number of prior year claims in California and New York. These claims have been impacted by statutory, regulatory, and legal implications. In California, we also experienced increases in frequency of claims.
Our automobile liability program covers our fleet of passenger vehicles, service vans, and shuttle buses, which are associated with our various transportation service contracts. Claim frequency and severity associated with our fleet operations developed unfavorably versus actuarial expectations. The adverse development was primarily attributable to claims in 2013 through 2015.
After analyzing the recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our reserves for known claims as well as our estimate of the loss amounts associated with IBNR claims for years prior to 2016 by $32.9 million during 2016.
Annual Actuarial Evaluations Performed During 2015
During the third quarter of 2015, our annual actuarial evaluations showed unfavorable developments in our estimate of ultimate losses related to certain general liability, workers’ compensation, and automobile liability claims. These evaluations indicated that previously estimated decreases in our average claim cost and the anticipated reduction in the total number of claims had not occurred at the pace contemplated in the 2014 actuarial evaluations. As a result, in the third quarter of 2015, we increased our insurance reserves for years prior to 2015 by $35.9 million.

Insurance Related Balances and Activity
At October 31, 2016 and 2015, we had insurance claim reserves totaling $423.8 million and $387.4 million, respectively, which included $5.9 million and $8.1 million in reserves, respectively, related to our medical and dental self-insured plans. At October 31, 2016 and 2015, we also had insurance recoverables, which we include in “Other current assets” and “Other noncurrent assets” on the accompanying consolidated balance sheets, totaling $69.7 million and $65.9 million, respectively.
Casualty Program Insurance Reserves Rollforward

	Years Ended October 31,
(in millions)	2016	2015	2014
Net balance at beginning of year	$312.7	$277.8	$282.2
Change in case reserves plus IBNR - current year	104.5	88.7	78.6
Change in case reserves plus IBNR - prior year	35.8	40.1	12.7
Claims paid	(104.8)	(93.9)	(95.7)
Net balance at October 31	348.2	312.7	277.8
Recoverables	69.7	65.9	66.4
Gross balance at October 31(1)	$417.9	$378.6	$344.2
(1) Includes reserves related to discontinued operations of approximately $12 million for both 2016 and 2015 and $11 million for 2014.
Instruments Used to Collateralize Our Insurance Obligations

	As of October 31,
(in millions)	2016	2015
Standby letters of credit	$118.3	$105.4
Surety bonds	57.2	55.9
Restricted insurance deposits	11.2	11.4
Total	$186.7	$172.7
14. LINE OF CREDIT
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
The Credit Agreement contains certain financial covenants that include a maximum leverage ratio of 3.25 to 1.0 (except as described below) and a minimum fixed charge coverage ratio of 1.50 to 1.0. In addition, we are required to maintain a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholders’ equity, beginning on November 30, 2010. In the event of a material acquisition, as defined in the Credit Agreement, we may elect to increase the leverage ratio to 3.50 to 1.0 for a total of four fiscal quarters. As of October 31, 2016, we were in compliance with these covenants.

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
Facility Information

	As of October 31,
(in millions)	2016	2015
Cash borrowings	$268.3	$158.0
Standby letters of credit	130.9	112.9
Borrowing capacity	400.8	529.1
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
We recognize interest rate swaps on the accompanying consolidated balance sheets at fair value. The fair value of our interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. See Note 8, “Fair Value of Financial Instruments,” for more information.
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
At both October 31, 2016 and 2015, the amounts recorded in AOCL were $0.2 million. At October 31, 2016, the amount expected to be reclassified from AOCL to earnings during the next twelve months was insignificant.

15. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
We provide benefits to certain employees under various defined benefit and postretirement benefit plans (collectively, the “Plans”). The Plans were previously amended to preclude new participants. All but one of the Plans are unfunded. At October 31, 2016 and 2015, we recorded aggregate net obligations of $7.8 million and $7.4 million, respectively, for the Plans. At October 31, 2016 and 2015, the projected benefit obligations in the aggregate for the Plans were $15.7 million and $15.6 million, respectively. The fair value of the Plans’ assets was $7.9 million and $8.2 million, at October 31, 2016 and 2015, respectively. At October 31, 2016, approximately 54% of the Plan assets were invested in equities, 32% in fixed income, and 14% in cash. The expected return on assets was $0.5 million during 2016, 2015, and 2014. The aggregate net periodic benefit cost for all Plans was $0.2 million for each of 2016 and 2015 and $0.4 million for 2014. Future benefit payments in the aggregate are expected to be $13.2 million.
Deferred Compensation Plans
We maintain deferred compensation plans that permit eligible employees and directors to defer a portion of their compensation. At October 31, 2016 and 2015, the total liability of all deferred compensation was $19.1 million and $19.5 million, respectively, and these amounts are included in “Other accrued liabilities” and “Other noncurrent liabilities” on the accompanying consolidated balance sheets. Under one of our deferred compensation plans, a Rabbi trust was created to fund the obligations, and we are required to contribute a portion of the deferred compensation contributions for eligible participants. The assets held in the Rabbi trust are not available for general corporate purposes. At October 31, 2016 and 2015, the fair value of these assets was $4.9 million and $5.3 million, respectively, and was included in “Other noncurrent assets” on the accompanying consolidated balance sheets. Aggregate expense recognized under these deferred compensation plans was $0.4 million for 2016 and $0.5 million for both 2015 and 2014.
Defined Contribution Plans
We sponsor three defined contribution plans covering certain employees that are subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (“IRC”). Certain plans permit a company match of a portion of the participant’s contributions or a discretionary contribution after the participant has met the eligibility requirements set forth in the plan. During 2016, 2015, and 2014, we made matching contributions required by the plans of $11.7 million, $12.1 million, and $10.0 million, respectively.
Multiemployer Pension and Postretirement Plans
We participate in various multiemployer pension plans under union and industry-wide agreements, which provide defined pension benefits to employees covered by collective bargaining agreements. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. In the event another participating employer in a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, including us. In the event of the termination of a multiemployer pension plan or a withdrawal from a multiemployer pension plan, we could incur material liabilities under applicable law.

Key Information for Individually Significant Multiemployer Defined Benefit Pension Plans(1)

(in millions)		Pension Protection Act Zone Status(3)		FIP/RP Status(4)	Contributions by ABM			Surcharge Imposed(5)	Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN/PN(2)	2016	2015	Pending/ Implemented	2016	2015	2014

Building Service 32BJ Pension Fund	13-1879376 / 001	Red 6/30/2016	Red 6/30/2016	Implemented	17.0	14.2	14.1	No	12/31/2019
Central Pension Fund of the IUOE & Participating Employers	36-6052390 / 001	Green 1/31/2016	Green 1/31/2015	N/A*	11.0	11.2	9.8	N/A*	8/31/2017- 6/30/2018
S.E.I.U. National Industry Pension Fund	52-6148540 / 001	Red 12/31/2015	Red 12/31/2014	Implemented	6.8	6.0	5.4	Yes	7/31/2020
Local 25 SEIU & Participating Employers Pension Trust	36-6486542 / 001	Green 9/30/2015	Green 9/30/2014	N/A*	6.2	6.0	6.1	N/A*	4/8/2018
IUOE Stationary Engineers Local 39 Pension Plan	94-6118939 / 001	Green 12/31/2015	Green 12/31/2014	N/A*	5.2	5.6	5.6	N/A*	2/28/2018
Local 68 Engineers Union Pension Plan	51-0176618 / 001	Green 6/30/2015	Yellow 6/30/2014	N/A*	2.8	3.0	3.2	N/A*	8/31/2018
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund	23-6546776 / 001	Green 12/31/2015	Yellow 12/31/2014	N/A*	1.1	1.4	1.6	N/A*	10/15/2019
All Other Plans:					9.2	11.1	10.9
Total Contributions					$59.3	$58.5	$56.7

*	Not applicable
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
(5) Indicates whether our contribution rate in 2016 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement as imposed by a plan in the red zone.

Multiemployer Pension Plans for which ABM is a Significant Contributor

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions per most currently available Forms 5500
(as of the Plan’s year end)
AZ Sheet Metal Pension Trust Fund*	6/30/2015 and 6/30/2014
Building Service 32BJ Pension Fund	6/30/2015, 6/30/2014 and 6/30/2013
Building Service Pension Plan*	4/30/2015, 4/30/2014 and 4/30/2013
Contract Cleaners Service Employees’ Pension Plan*	12/31/2015, 12/31/2014 and 12/31/2013
IUOE Stationary Engineers Local 39 Pension Plan	12/31/2014 and 12/31/2013
Local 210’s Pension Plan*	12/31/2015, 12/31/2014 and 12/31/2013
Local 25 SEIU & Participating Employers Pension Trust	9/30/2015, 9/30/2014 and 9/30/2013
Massachusetts Service Employees Pension Plan*	12/31/2015, 12/31/2014 and 12/31/2013
S.E.I.U. National Industry Pension Fund	12/31/2015, 12/31/2014 and 12/31/2013
Service Employees International Union Local 1 Cleveland Pension Plan*	12/31/2015, 12/31/2014 and 12/31/2013
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund	12/31/2015, 12/31/2014 and 12/31/2013
Teamsters Local 617 Pension Fund*	2/29/2016, 2/28/2015, and 2/28/2014
Teamsters Local Union No. 727 Pension Plan*	2/29/2016
* These plans are not separately listed in our multiemployer table as they represent an insignificant portion of our total multiemployer pension plan contributions.
There have been no significant changes that affect the comparability of total contributions for any of the periods presented.
Multiemployer Defined Contribution Plans
In addition to contributions noted above, we also make contributions to multiemployer defined contribution plans. During 2016, 2015, and 2014, our contributions to the defined contribution plans were $6.6 million, $6.8 million, and $5.1 million, respectively.
Multiemployer Other Postretirement Benefit Plans
We also contribute to several multiemployer plans that provide other postretirement benefits based on obligations arising under collective bargaining agreements covering union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health, and other benefits to active employees as determined by the trustees of each plan. During 2016, 2015, and 2014, our contributions to such plans were $224.5 million, $216.8 million, and $213.1 million, respectively. There have been no significant changes that affect the comparability of total contributions for any of the periods presented.

16. COMMITMENTS AND CONTINGENCIES
Lease and Other Similar Commitments
Future Minimum Payments

(in millions)	Capital	Operating and Other(1)(2)
October 31, 2017	$0.2	$78.2
October 31, 2018	0.1	53.5
October 31, 2019	0.1	36.4
October 31, 2020	0.1	25.2
October 31, 2021	0.2	20.0
Thereafter	—	76.5
Total	$0.6	$289.8
(1) Sublease rental income is expected to be immaterial for all periods presented.
(2) Of the total future minimum commitments, $140.5 million relates to the leased location arrangements within the Parking segment.
Rental and Other Expense

	Years Ended October 31,
(in millions)	2016	2015	2014
Minimum rental and other	$118.0	$110.6	$105.8
Contingent rental and other	31.3	28.0	28.5
Total	$149.3	$138.6	$134.3
Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of October 31, 2016, these letters of credit and surety bonds totaled $130.9 million and $420.4 million, respectively. Included in the total amount of surety bonds is $14.4 million of bonds with an effective date starting after October 31, 2016.
Guarantees
In some instances, we offer certain clients guaranteed energy savings under certain energy savings contracts. At October 31, 2016 and 2015, total guarantees were $60.9 million and $83.9 million, respectively, and these guarantees extend through 2031 and 2030, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
In connection with an unconsolidated joint venture in which one of our subsidiaries has a 33% ownership interest, that subsidiary and the other joint venture partners have each jointly and severally guaranteed the obligations of the joint venture to perform under certain contracts extending through 2019. Annual revenues relating to the underlying contracts are approximately $35 million. Should the joint venture be unable to perform under these contracts, the joint venture partners would be jointly and severally liable for any losses incurred by the client due to the failure to perform.
Indemnifications
We are party to a variety of agreements under which we may be obligated to indemnify the other party for certain matters. Primarily, these agreements are standard indemnification arrangements entered into in our ordinary course of business. Pursuant to these arrangements, we may agree to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally our clients, in connection with any claims arising out of the services that we provide. We also incur costs to defend lawsuits or settle claims related to these indemnification arrangements, and in most cases these costs are paid from our insurance program. Although we attempt to place limits on such indemnification arrangements related to the size of the contract, the maximum obligation may not be explicitly stated and, as a result, the maximum potential amount of future payments we could be required to make under these arrangements is not determinable.
Our certificate of incorporation and bylaws may require us to indemnify our directors and officers for certain liabilities that were incurred as a result of their status or service to ABM as a director or officer. The amount of these obligations cannot be reasonably estimated.
Sales Tax Audits
We collect sales tax from clients and remit those collections to the applicable states. When clients fail to pay their invoices, including the amount of any sales tax that we advanced on their behalf, we are entitled, in some cases, to seek a refund of that amount of sales tax from the applicable state. Sales tax laws and regulations enacted by the various states are subject to interpretation, and our compliance with such laws is routinely subject to audit and review by the states. Audit risk is concentrated in several states, and these states are conducting ongoing audits. The outcomes of ongoing and any future audits and changes in the states’ interpretation of the sales tax laws and regulations could materially adversely impact our results of operations.
Legal Matters
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At October 31, 2016, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $6.2 million. This $6.2 million includes the accrual of $4.8 million in connection with a settlement of certain wage and hour violations. Litigation outcomes are difficult to predict and the estimation of probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. There is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipated.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $7 million, which excludes the Augustus and Bucio cases discussed below. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
In some cases, although a loss is probable or reasonably possible, we cannot reasonably estimate the maximum potential losses for probable matters or the range of losses for reasonably possible matters. Therefore, our accrual for probable losses and our estimated range of loss for reasonably possible losses do not represent our maximum possible exposure.
While the results of these lawsuits, claims, and proceedings cannot be predicted with any certainty, our management believes that the final outcome of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.
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

The Consolidated Cases of Augustus, Hall, and Davis v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)
The Augustus case is a certified class action involving alleged violations of certain California state laws relating to rest breaks. The case centers on whether requiring security guards to remain on call during rest breaks violated Section 226.7 of the California Labor Code. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, and on July 31, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), entered judgment in favor of plaintiffs in the amount of approximately $89.7 million (the “common fund”). Subsequently, the Superior Court also awarded plaintiffs’ attorneys’ fees of approximately $4.5 million in addition to approximately 30% of the common fund. We appealed the Superior Court’s rulings to the Court of Appeals of the State of California, Second Appellate District (the “Appeals Court”). On December 31, 2014, the Appeals Court issued its opinion, reversing the judgment in favor of the plaintiffs and vacating the award of $89.7 million in damages and the attorneys’ fees award. Plaintiffs requested rehearing of the Appeals Court’s decision to reverse the judgment in favor of plaintiffs and vacate the damages award. On January 29, 2015, the Appeals Court denied the plaintiffs’ request for rehearing, modified its December 31, 2014 opinion, and certified the opinion for publication. The Appeals Court opinion held that “on-call rest breaks are permissible” and remaining on call during rest breaks does not render the rest breaks invalid under California law. The Appeals Court explained that “although on-call hours constitute ‘hours worked,’ remaining available to work is not the same as performing work.... Section 226.7 proscribes only work on a rest break.” The plaintiffs filed a petition for review with the California Supreme Court on March 4, 2015, and on April 29, 2015, the California Supreme Court granted the plaintiffs’ petition. We believe that the Appeals Court correctly ruled in our favor and we presented our arguments to the California Supreme Court on September 29, 2016. We expect to receive the decision of the California Supreme Court on or before December 28, 2016.
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
Other
During October 2011, we began an internal investigation into matters relating to compliance with the U.S. Foreign Corrupt Practices Act and our internal policies in connection with services provided by a foreign entity affiliated with a former joint venture partner of The Linc Group, LLC (“Linc”). Such services commenced prior to the acquisition of Linc. As a result of the investigation, we caused Linc to terminate its association with the arrangement. In December 2011, we contacted the U.S. Department of Justice and the SEC to voluntarily disclose the results of our internal investigation to date, and we have cooperated with the government’s investigation. On November 14, 2016, the Department of Justice advised us that its investigation was being closed without any action against us.
17. PREFERRED AND COMMON STOCK
Preferred Stock
We are authorized to issue 500,000 shares of preferred stock. None of these preferred shares are issued.
Common Stock
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million shares of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. At October 31, 2016, authorization for $141.9 million of repurchases remained under our share repurchase program.

Repurchase Activity

	Years Ended October 31,
(in millions, except per share amounts)	2016	2015	2014
Total number of shares repurchased	1.4	1.0	0.8
Average price paid per share	$33.48	$30.72	$26.20
Total cash paid for share repurchases	$46.6	$31.4	$20.0
18. SHARE-BASED COMPENSATION PLANS
We use various share-based compensation plans to provide incentives for our key employees and directors. Currently, these incentives primarily consist of RSUs, performance shares, and stock options.
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
The 2006 Equity Plan was amended in March 2015 to increase the total shares of common stock authorized for issuance to 11,679,265. At October 31, 2016, there were 2,221,125 shares of common stock available for grant for future equity-based compensation awards under the plan. In addition, there are certain plans under which we can no longer issue awards, although awards outstanding under these plans may still vest and be exercised.
We also maintain an employee stock purchase plan, which our stockholders approved on March 9, 2004 (the “2004 Employee Stock Purchase Plan”). The 2004 Employee Stock Purchase Plan was amended in March 2016 to increase the total shares of common stock authorized for issuance to 4,000,000. Effective May 1, 2006, the plan is no longer considered compensatory and the values of the awards are no longer treated as share-based compensation expense. Additionally, as of that date, the purchase price became 95% of the fair value of our common stock price on the last trading day of the month. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase. At October 31, 2016, there were 1,089,171 remaining unissued shares under the plan.
Compensation Expense by Type of Award and Related Income Tax Benefit

	Years Ended October 31,
(in millions)	2016	2015	2014
RSUs	$7.1	$6.9	$7.3
Performance shares	6.7	6.5	6.4
Stock options	0.3	0.8	2.1
Share-based compensation expense before income taxes	14.0	14.2	15.8
Income tax benefit	(6.0)	(5.9)	(6.7)
Share-based compensation expense, net of taxes	$8.0	$8.3	$9.1
RSUs and Dividend Equivalent Rights
We award RSUs to eligible employees and our directors (each, a “Grantee”) that entitle the Grantee to receive shares of our common stock as the units vest. RSUs granted to eligible employees generally vest with respect to 50% of the underlying award on the second and fourth anniversary of the award. RSUs granted to directors vest over three years. In general, the receipt of RSUs is subject to the Grantee’s continuing employment or service as a director.
RSUs are credited with dividend equivalent rights that are converted to RSUs at the fair market value of our common stock on the dates the dividend payments are made and are subject to the same terms and conditions as the underlying award.

RSU Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at November 1, 2015	1.3	$25.79
Granted	0.3	35.62
Vested (including 0.1 shares withheld for income taxes)	(0.3)	23.70
Forfeited	(0.2)	26.39
Outstanding at October 31, 2016	1.0	$28.83
At October 31, 2016, total unrecognized compensation cost, net of estimated forfeitures, related to RSUs was $16.7 million, which is expected to be recognized ratably over a weighted-average vesting period of 2.8 years. In 2016, 2015, and 2014, the weighted-average grant date fair value per share of awards granted was $35.62, $29.31, and $27.82, respectively. In 2016, 2015, and 2014, the total grant date fair value of RSUs vested and converted to shares of ABM common stock was $7.2 million, $9.4 million, and $5.4 million, respectively.
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
For certain performance share awards, the number of performance shares that will vest is based on pre-established internal financial performance targets and typically a three-year service and performance period. The number of TSR awards that will vest is based on our total shareholder return relative to the S&P 600 at the time of grant over the respective three-year performance period. Vesting of 0% to 150% of the awards originally granted may occur depending on the respective performance metrics under both award types.
Performance Share Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at November 1, 2015	1.1	$26.40
Granted	0.4	28.99
Vested (including 0.1 shares withheld for income taxes)	(0.3)	20.38
Performance adjustments	(0.1)	28.97
Forfeited	(0.2)	27.87
Outstanding at October 31, 2016	0.9	$29.28
At October 31, 2016, total unrecognized compensation cost related to performance stock awards was $12.5 million, which is expected to be recognized ratably over a weighted-average vesting period of 1.9 years. Except for TSR performance shares, these costs are based on estimated achievement of performance targets and estimated costs will be reevaluated periodically. For our TSR performance shares, these costs are based on the fair value of awards at the grant date and are recognized on a straight-line basis over the service period of 3 years.
In 2016, 2015, and 2014, the weighted-average grant date fair value per share of awards granted was $28.99, $29.82, and $27.68, respectively. The total grant date fair value of performance shares vested and converted was $6.6 million in 2016 and $5.0 million in both 2015 and 2014.

In 2016, 2015 and 2014, we used the Monte Carlo simulation valuation technique to estimate the fair value of TSR performance share grants, which used the assumptions in the below table.
Monte Carlo Assumptions

	2016	2015	2014
Expected life(1)	2.13 years	2.15 years	2.15 years
Expected stock price volatility(2)	19.0%	18.9%	19.0%
Risk-free interest rate(3)	0.8%	0.8%	0.6%
Stock price(4)	$38.65	$30.25	$26.57
(1) The expected life represents the remaining performance period of the awards.
(2) The expected volatility for each grant is determined based on the historical volatility of our common stock over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3) The risk-free interest rate is based on the continuous compounded yield on U.S. Treasury Constant Maturity Rates with varying remaining terms; the yield is determined over a time period commensurate with the performance period from the grant date.
(4) The stock price is the closing price of our common stock on the valuation date.
Stock Options
Typically, stock options vest and become exercisable at a rate of 25% per year beginning one year after the date of grant. However, terms of stock options can vary, and certain stock options granted on January 10, 2011 will vest on the fifth anniversary of the award. During 2016, 2015, and 2014, no stock options were granted. All option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant. Options typically expire 7 years after the date of grant.
Stock Option Activity

	Number of Shares (in millions)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)(1)	Aggregate Intrinsic Value (in millions)(2)
Outstanding at November 1, 2015	0.8	$19.69
Forfeited or expired	(0.1)	19.58
Exercised	(0.3)	22.12
Outstanding at October 31, 2016	0.4	$17.74	2.7	$8.0
Exercisable at October 31, 2016	0.2	$19.02	2.6	$4.8
(1) Excludes contractual terms associated with plans prior to the 2006 Equity Plan due to the uncertainty of expiration.
(2) Amount by which the current market price of our common stock on October 31, 2016 exceeds the exercise price.
At October 31, 2016, total unrecognized compensation cost, net of estimated forfeitures, related to stock option grants was $0.1 million, which is expected to be recognized ratably over a weighted-average vesting period of 0.8 years. For 2016, 2015, and 2014, the total intrinsic value of stock options exercised was $3.4 million, $8.8 million, and $3.8 million, respectively. In 2016, 2015, and 2014, the total grant date fair value of stock options vested was $1.7 million, $2.1 million, and $1.5 million, respectively.

Employee Stock Purchase Plan

	Years Ended October 31,
(in millions, except per share amounts)	2016	2015	2014
Weighted average fair value of granted purchase rights per share	$1.63	$1.51	$1.36
Common stock issued	0.2	0.2	0.2
Fair value of common stock issued per share	$30.94	$28.77	$25.78
Aggregate purchases	$4.7	$4.7	$4.3
19. INCOME TAXES
Geographic Sources of Income Before Income Taxes

	Years Ended October 31,
(in millions)	2016	2015	2014
United States	$45.1	$60.5	$104.5
Foreign	6.8	11.9	6.1
Income before income taxes	$51.9	$72.4	$110.6
Components of Income Tax Benefit (Provision)

	Years Ended October 31,
(in millions)	2016	2015	2014
Current:
Federal	$17.5	$(3.7)	$(32.6)
State	(9.3)	(3.7)	(7.6)
Foreign	(1.5)	(2.8)	(1.3)
Deferred:
Federal	3.6	(7.9)	(0.8)
State	(0.5)	(0.3)	(1.4)
Foreign	0.6	0.1	—
Income tax benefit (provision)	$10.4	$(18.3)	$(43.7)
Reconciliation of the U.S. Statutory Tax Rate to Annual Effective (Benefit) Tax Rate

	Years Ended October 31,
	2016	2015	2014
U.S. statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	7.8	6.5	6.7
Federal and state tax credits	(22.7)	(9.6)	(2.2)
Impact of foreign operations	(5.0)	(3.6)	(1.1)
Changes in uncertain tax positions	(40.0)	(5.2)	(2.0)
Incremental tax benefit from share-based compensation awards	(4.2)	—	—
Nondeductible expenses	7.7	3.8	2.6
Other, net	1.4	(1.6)	0.5
Annual effective (benefit) tax rate	(20.0)%	25.3%	39.5%
Our income taxes for 2016 were favorably impacted by (i) a benefit of $20.8 million, including interest of $0.6 million, primarily related to a lapse of statutes of limitations, (ii) $6.7 million of WOTC related to new hires in 2016, (iii) $5.1 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2015, (iv) $2.2 million in benefits resulting from the adoption of ASU 2016-09, and (v) $1.2 million of tax deductions for energy efficient government buildings.

The effective tax rates on income from continuing operations for 2015 and 2014 were 25.3% and 39.5%, respectively. The effective tax rate for 2015 was lower than the rate for 2014 principally due to (i) $2.8 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2014, (ii) $2.0 million of tax deductions for energy efficient government buildings, (iii) $1.6 million of state employment-based tax credits, and (iv) $1.6 million of tax benefits related to a lapse of statutes of limitations.
Components of Deferred Tax Assets and Liabilities

	As of October 31,
(in millions)	2016	2015
Deferred tax assets attributable to:
Self-insurance claims (net of recoverables)	$108.4	$109.5
Deferred and other compensation	33.4	35.5
Impairment loss on assets held for sale	9.2	—
Accounts receivable allowances	6.6	2.9
Settlement liabilities	2.6	3.5
Other accruals	2.9	2.6
Other comprehensive income	1.5	1.3
State taxes	0.6	0.5
State net operating loss carryforwards	5.7	5.9
Tax credits	9.9	7.4
Other	2.5	0.4
Gross deferred tax assets	183.3	169.5
Valuation allowance	(5.4)	(5.5)
Total deferred tax assets	177.9	164.0

Deferred tax liabilities attributable to:
Property, plant and equipment	(2.2)	(0.4)
Goodwill and other acquired intangibles	(141.8)	(129.5)
Total deferred tax liabilities	(144.0)	(129.9)

Net deferred tax assets	$33.9	$34.1
Operating Loss Carryforwards
Operating loss carryforwards totaling $8.7 million at October 31, 2016 are being carried forward in a number of state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire between 2017 and 2036.
The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards that are not likely to be realized. We believe the remaining net deferred tax assets are more likely than not to be realizable based on estimates of future taxable income.
Changes to the Deferred Tax Asset Valuation Allowance

	Years Ended October 31,
(in millions)	2016	2015	2014
Valuation allowance at beginning of year	$5.5	$6.2	$6.2
Sale of Security business	—	(0.8)	—
Other, net	(0.1)	0.1	—
Valuation allowance at end of year	$5.4	$5.5	$6.2

Unrecognized Tax Benefits
At October 31, 2016, 2015, and 2014, there were $52.0 million, $75.6 million, and $78.6 million, respectively, of unrecognized tax benefits that if recognized in the future, would impact our effective tax rate. We estimate that a decrease in unrecognized tax benefits of up to approximately $17 million is reasonably possible over the next twelve months due to the resolution of certain tax matters. At October 31, 2016 and 2015, accrued interest and penalties were $2.3 million and $3.2 million, respectively. For interest and penalties in 2016, 2015, and 2014, we recognized a benefit of $0.9 million and expense of $1.0 million and $0.9 million, respectively.
Reconciliation of Total Unrecognized Tax Benefits

	Years Ended October 31,
(in millions)	2016	2015	2014
Balance at beginning of year	$82.5	$85.5	$87.6
Additions for tax positions related to the current year	—	2.1	1.4
Reductions for tax positions related to the current year	—	—	—
Additions for tax positions related to prior years	—	0.1	—
Reductions for tax positions related to prior years	(3.2)	—	—
Reductions for lapse of statute of limitations	(21.9)	(5.2)	(3.2)
Settlements	(0.2)	—	(0.3)
Balance at end of year	$57.2	$82.5	$85.5
Jurisdictions
We conduct business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. Our most significant income tax jurisdiction is the United States.
Tax Years Open for Examination, by Entity

Entity	Open by Statute
ABM state tax returns(1)	10/31/2012 – 10/31/2016
ABM federal tax returns	10/31/2013 – 10/31/2016
(1) We are currently being examined by the taxing authorities in the states of Alabama, Arizona, Connecticut, New Jersey, North Carolina, and Tennessee.

20. SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
We have five reportable segments: Janitorial, Facility Services, Parking, Building & Energy Solutions, and Other. The accounting policies for these segments are the same as those disclosed in Note 2, “Significant Accounting Policies.” Our management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs. Corporate expenses not allocated to segments include:

•	certain CEO and other finance and human resource departmental costs;

•	certain information technology costs;

•	share-based compensation costs;

•	certain legal costs and settlements;

•	restructuring and related costs;

•	certain adjustments resulting from actuarial developments of self-insurance reserves; and

•	direct acquisition costs.
Financial Information by Reportable Segment

	Years Ended October 31,
(in millions)	2016	2015	2014
Revenues
Janitorial	$2,768.4	$2,692.7	$2,583.2
Facility Services	597.2	594.6	599.3
Parking	666.0	631.9	616.1
Building & Energy Solutions	643.2	557.7	483.8
Other	469.9	420.9	367.3
	$5,144.7	$4,897.8	$4,649.7
Operating profit
Janitorial	$151.1	$150.5	$147.0
Facility Services	27.2	25.3	25.2
Parking	26.0	29.6	29.2
Building & Energy Solutions	11.1	26.3	23.1
Other	17.2	15.2	12.2
Corporate	(170.0)	(162.3)	(115.3)
Adjustment for income from unconsolidated affiliates, net, included in Building & Energy Solutions	(6.5)	(9.0)	(6.6)
Adjustment for tax deductions for energy efficient government buildings, included in Building & Energy Solutions	(1.2)	(2.0)	—
	54.7	73.6	114.8
Income from unconsolidated affiliates, net	7.6	9.0	6.5
Interest expense	(10.4)	(10.2)	(10.7)
Income from continuing operations before income taxes	$51.9	$72.4	$110.6

	Years Ended October 31,
(in millions)	2016	2015	2014
Total assets
Janitorial	$982.9	$958.9	$952.8
Facility Services	202.5	196.3	198.8
Parking	160.1	149.1	140.6
Building & Energy Solutions	401.3	383.0	332.0
Other	267.4	233.6	224.4
Corporate	222.9	209.8	211.9
Assets held for sale	44.1	—	—
	$2,281.2	$2,130.7	$2,060.5
Depreciation and amortization(1)
Janitorial	$17.5	$17.6	$17.9
Facility Services	3.2	3.6	3.9
Parking	3.4	3.1	2.9
Building & Energy Solutions	15.6	12.4	11.4
Other	9.5	10.8	11.9
Corporate	8.2	9.5	8.4
	$57.5	$57.0	$56.4
Capital expenditures
Janitorial	$13.0	$12.9	$13.2
Facility Services	0.2	0.2	0.1
Parking	3.9	3.4	2.2
Building & Energy Solutions	3.3	1.7	3.1
Other	8.5	3.8	5.1
Corporate	15.2	4.5	13.7
	$44.0	$26.5	$37.4
(1) Excludes amortization related to income from unconsolidated affiliates.
Geographic Information Based on the Country in Which the Sale Originated(1)

	Years Ended October 31,
(in millions)	2016	2015	2014
Revenues
United States	$4,845.3	$4,687.2	$4,519.4
All other countries	299.4	210.6	130.3
	$5,144.7	$4,897.8	$4,649.7
(1) Substantially all of our long-lived assets are related to United States operations.

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Basic and diluted net income per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted net income per share information may not equal annual basic and diluted net income per share.

	Fiscal Quarter
(in millions, except per share amounts)	First	Second	Third		Fourth
Year ended October 31, 2016
Revenues	$1,268.4	$1,257.1	$1,296.9		$1,322.3
Gross profit	122.0	124.7	130.4		144.1
Income from continuing operations	13.6	6.8	32.9		9.0
Net income (loss) from discontinued operations	0.4	(2.4)	(1.8)		(1.2)
Net income	$14.0	$4.4	$31.1	(1)	$7.8	(2)

Net income per common share — Basic
Income from continuing operations	$0.24	$0.12	$0.58		$0.16
Income (loss) from discontinued operations	0.01	(0.04)	(0.03)		(0.02)
Net income	$0.25	$0.08	$0.55		$0.14

Net income per common share — Diluted
Income from continuing operations	$0.24	$0.12	$0.58		$0.16
Income (loss) from discontinued operations	—	(0.04)	(0.03)		(0.02)
Net income	$0.24	$0.08	$0.55	(1)	$0.14	(2)

Year ended October 31, 2015
Revenues	$1,194.5	$1,176.4	$1,249.9		$1,277.0
Gross profit	121.5	123.8	93.6		148.9
Income from continuing operations	14.3	16.0	1.2		22.6
Net income from discontinued operations	3.4	2.3	0.3		16.2
Net income	$17.7	$18.3	$1.5	(3)	$38.8	(4)

Net income per common share — Basic
Income from continuing operations	$0.25	$0.28	$0.02		$0.39
Income from discontinued operations	0.06	0.04	0.01		0.29
Net income	$0.31	$0.32	$0.03		$0.68

Net income per common share — Diluted
Income from continuing operations	$0.25	$0.28	$0.02		$0.39
Income from discontinued operations	0.06	0.04	0.01		0.29
Net income	$0.31	$0.32	$0.03	(3)	$0.68	(4)
(1) Includes a tax benefit of $19.0 million, or $0.33 per diluted share, related to a lapse of statutes of limitations.
(2) Includes goodwill and asset impairment charges of $22.5 million, or $0.40 per diluted share, associated with our held-for-sale Government Services business.
(3) Includes an unfavorable adjustment to our self-insurance reserves for prior year claims of $35.9 million, or $0.62 per diluted share.
(4) Reflects the after-tax gain on sale of our Security business of $14.4 million, or $0.25 per diluted share.

22. SUBSEQUENT EVENTS
Acquisitions
Effective December 1, 2016, we acquired all of the outstanding stock of Mechanical Solutions, Inc. (“MSI”) and OFJ Connections Ltd (“OFJ”) for purchase prices of $12.0 million and $6.3 million, respectively. MSI is a provider of specialized HVAC, chiller, and plumbing services. OFJ is a provider of transportation services in the United Kingdom. The purchase price of MSI includes up to $1.0 million of contingent consideration that is subject to the retention of certain customer contracts, as defined. The accounting for these acquisitions was incomplete at the time the Financial Statements were issued.
Future Segment Reporting Under Our 2020 Vision
The changes described above relating to our 2020 Vision and our strategic transformation will result in changes to our reportable segments in 2017. These new segments, described below, align with our new organizational structure.

Reportable Segment	Description
Business & Industry (“B&I”)
B&I represents our largest reportable segment. It encompasses janitorial, facilities engineering, and parking services to commercial real estate industries, including sports and entertainment venues as well as industrial and manufacturing sites.

Aviation
Aviation includes Air Serv (our Other segment) and our services supporting airlines and airports. A wide array of services that support the needs of our clients are included in this segment, ranging from parking and janitorial to passenger assistance, air cabin maintenance, and transportation.

Emerging Industries Group	Our Emerging Industries Group encompasses janitorial, facilities engineering, and parking services for Education, High Tech, and Healthcare industries.
Technical Solutions
Technical Solutions provides specialized mechanical and electrical services. These services can also be leveraged for cross-selling within B&I, Aviation, and Emerging Industry Groups, both domestically and internationally (through our U.K.-based acquisition of Westway).

Government Services
Our held-for-sale Government Services business provides specialty solutions in support of U.S. government entities, such as: construction management; energy efficiency upgrades; healthcare support; leadership development; military base operations; and other mission support services.

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
b. Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2016.
The Company acquired Westway Services Holdings (2014) Ltd. (“Westway”) on December 1, 2015 and 8 Solutions Ltd. (“8 Solutions”) on September 30, 2016. Management excluded these two businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2016. Westway and 8 Solutions represented approximately 4% and 1% of the Company’s total consolidated assets and total consolidated revenues, respectively, as of and for the year ended October 31, 2016.
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
c. Changes in Internal Control Over Financial Reporting.
We are currently migrating many of our financial reporting and processes to our shared services center as part of our 2020 Vision strategic initiative. We plan to continue migrating such processes during 2017.
There were no other changes in our internal control over financial reporting during the fourth fiscal quarter of 2016 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information about our executive officers is found in Part I, Item 1 of this Form 10-K under “Executive Officers of Registrant.” Additional information required by this item is set forth under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance and Board Matters,” “Audit-Related Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on March 8, 2017 (“2017 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K. Our 2017 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the conclusion of our fiscal year ended October 31, 2016.
On April 5, 2016, we filed our Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.
Code of Business Conduct
We have adopted and posted on our website (www.abm.com) the ABM Code of Business Conduct, which applies to all of our directors, officers, and employees, including our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer. If any amendments are made to the Code of Business Conduct or if any waiver, including any implicit waiver, from a provision of the Code of Business Conduct is granted to our Principal Executive Officer, Principal Financial Officer, or Principal Accounting Officer, we will disclose the nature of such amendment or waiver on our website at the address specified above.
ITEM 11. EXECUTIVE COMPENSATION.
Information with respect to executive compensation is incorporated by reference from the information set forth under the captions “Director Compensation,” “Executive Compensation,” and “Corporate Governance and Board Matters” in our 2017 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information and related stockholder matters is incorporated by reference from the information set forth under the captions “Security Ownership of Management,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” in our 2017 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information with respect to certain relationships and related transactions and with respect to director independence is incorporated by reference from the information set forth under the captions “Certain Relationships and Transactions with Related Persons” and “Corporate Governance and Board Matters” in our 2017 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to our Audit Committee’s pre-approval policy for audit services and our principal accounting fees and services is incorporated by reference from the information set forth under the caption “Audit-Related Matters” in our 2017 Proxy Statement.

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
December 21, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ABM Industries and in the capacities and on the dates indicated.

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director (Principal Executive Officer)
December 21, 2016

/s/ D. Anthony Scaglione	/s/ Dean A. Chin
D. Anthony Scaglione Executive Vice President and Chief Financial Officer	Dean A. Chin Senior Vice President, Chief Accounting Officer, and Corporate Controller
(Principal Financial Officer)	(Principal Accounting Officer)
December 21, 2016	December 21, 2016

/s/ Maryellen C. Herringer	/s/ Linda Chavez
Maryellen C. Herringer	Linda Chavez, Director
Chairman of the Board and Director	December 21, 2016
December 21, 2016

/s/ J. Philip Ferguson	/s/ Anthony G. Fernandes
J. Philip Ferguson, Director	Anthony G. Fernandes, Director
December 21, 2016	December 21, 2016

/s/ Thomas M. Gartland	/s/ Luke S. Helms
Thomas M. Gartland, Director	Luke S. Helms, Director
December 21, 2016	December 21, 2016

/s/ Sudhakar Kesavan	/s/ Lauralee E. Martin
Sudhakar Kesavan, Director	Lauralee E. Martin, Director
December 21, 2016	December 21, 2016

/s/ Winifred M. Webb
Winifred M. Webb, Director
December 21, 2016

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Write-offs(1)/ Allowance Taken	Balance End of Year
2016
Accounts receivable and sales allowances(2)	$8.6	29.1	(19.6)	$18.1
Deferred tax asset valuation allowances	5.5	—	(0.1)	5.4
2015
Accounts receivable and sales allowances	9.2	17.2	(17.8)	8.6
Deferred tax asset valuation allowances	6.2	0.1	(0.8)	5.5
2014
Accounts receivable and sales allowances	8.3	17.8	(16.9)	9.2
Deferred tax asset valuation allowances	6.2	0.3	(0.3)	6.2
(1) Write-offs are net of recoveries.
(2) Includes amounts that are classified as held for sale.

EXHIBIT INDEX

Exhibit	Exhibit Description	Incorporated by Reference
No.		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated December 1, 2010, by and among ABM Industries Incorporated, Lighting Services, LLC, The Linc Group, LLC and GI Manager L.P.	8-K	001-08929	2.1	December 2, 2010
3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated November 25, 2003	10-K	001-08929	3.1	January 14, 2004
3.2	Bylaws, as amended September 7, 2016	8-K	001-08929	3.1	September 12, 2016
10.1	Credit Agreement, dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	December 2, 2010
10.2	First Amendment, dated as of June 3, 2011, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	10-Q	001-08929	10.1	September 9, 2011
10.3	Repricing Amendment, dated September 8, 2011, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	September 13, 2011
10.4	Third Amendment, dated as of December 11, 2013, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	December 12, 2013
10.5	Fourth Amendment, dated as of December 5, 2014, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	10-K	001-08928	10.5	December 17, 2014
10.6	Fifth Amendment, dated as of February 17, 2015, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	10-Q	001-08929	10.1	March 4, 2015
10.7	Sixth Amendment, dated as of September 2, 2015, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent	8-K	001-08929	10.1	September 3, 2015
10.8*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005
10.9*	Director Retirement Plan Distribution Election Form, as revised June 16, 2006	10-Q	001-08929	10.1	September 8, 2006
10.10*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated December 13, 2010	10-K	001-08929	10.7	December 23, 2010
10.11*	Form of Director’s Indemnification Agreement	8-K	001-08929	10.1	September 4, 2015

10.12*	ABM Executive Officer Incentive Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.6	September 8, 2008
10.13*‡	2006 Equity Incentive Plan, as amended and restated October 20, 2016
10.14*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, as amended and restated December 9, 2013	8-K	001-08929	10.1	December 12, 2013
10.15*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.2	June 3, 2015
10.16*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, as amended and restated December 9, 2013	10-K	001-08929	10.16	December 18, 2013
10.17*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.3	June 3, 2015
10.18*	Statement of Terms and Conditions Applicable to Restricted Stock Units Granted Pursuant to the 2006 Equity Incentive Plan to Directors Who Elect to Relinquish Their Benefits Effective November 1, 2006, as amended and restated September 8, 2010	10-K	001-08929	10.13	December 23, 2010
10.19*	Form of Non-Qualified Stock Option Agreement – 2006 Equity Plan	10-Q	001-08929	10.4	June 4, 2010
10.20*	Form of Restricted Stock Unit Agreement – 2006 Equity Plan	10-Q	001-08929	10.5	June 4, 2010
10.21*	Form of Performance Share Agreement – 2006 Equity Plan	10-K	001-08929	10.20	December 18, 2013
10.22*	Form of Performance Share Agreement for Awards to Certain Executive Officers	8-K	001-08929	10.5	January 16, 2015
10.23*	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated June 4, 2012	10-Q	001-08929	10.1	September 6, 2012
10.24*	Time-Vested Incentive Stock Option Plan, as amended and restated September 4, 2007	10-Q	001-08929	10.2	September 10, 2007
10.25*	1996 Price-Vested Performance Stock Option Plan, as amended and restated September 4, 2007	10-Q	001-08929	10.3	September 10, 2007
10.26*	2002 Price-Vested Performance Stock Option Plan, as amended and restated September 4, 2007	10-Q	001-08929	10.4	September 10, 2007
10.27*	Deferred Compensation Plan for Executives, amended and restated October 25, 2010	10-K	001-08929	10.22	December 23, 2010
10.28*	Form of Stock Option Agreement dated March 31, 2010 for Awards to Certain Executive Officers	8-K	001-08929	10.3	April 2, 2010
10.29*	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.4	September 8, 2008
10.30*	Service Award Benefit Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.5	September 8, 2008

10.31*	Executive Severance Pay Policy, as amended and restated March 7, 2011	10-Q	001-08929	10.1	March 10, 2011
10.32*	Amended and Restated Employment Agreement dated July 16, 2013 by and between ABM Industries Incorporated and Henrik C. Slipsager	8-K	001-08929	10.1	July 18, 2013
10.33*	Form of Executive Employment Agreement with James S. Lusk, James P. McClure, Sarah H. McConnell, and Tracy K. Price	8-K	001-08929	10.1	October 22, 2014
10.34*	Form of Executive Employment Agreement (with term)	8-K	001-08929	10.1	October 22, 2014
10.35*	Form of Executive Employment Agreement (without term)	10-K	001-08929	10.34	December 30, 2012
10.36*	Form of Amended and Restated Executive Change in Control Agreement with Henrik C. Slipsager, James S. Lusk, and James P. McClure	8-K	001-08929	10.1	December 31, 2008
10.37*	Annex A for Change in Control Agreement for Henrik C. Slipsager	8-K/A	001-08929	10.1	January 5, 2009
10.38*	Form of Amended Executive Employment Agreement with James P. McClure and Tracy K. Price	8-K	001-08929	10.4	January 16, 2015
10.39*	Executive Change in Control Agreement with Sarah H. McConnell	10-K	001-08929	10.32	December 22, 2009
10.40*	Executive Change in Control Agreement with Tracy K. Price	10-K	001-08929	10.37	December 23, 2011
10.41*	Letter Agreement, dated as of January 12, 2015, by and between ABM Industries Incorporated and Henrik C. Slipsager	8-K	001-08929	10.1	January 16, 2015
10.42*	Executive Employment Agreement, dated as of January 12, 2015, by and between ABM Industries Incorporated and Scott Salmirs	8-K	001-08929	10.2	January 16, 2015
10.43*	Change in Control Agreement, dated as of January 12, 2015 by and between ABM Industries Incorporated and Scott Salmirs	8-K	001-08929	10.3	January 16, 2015
10.44*	Amended Executive Employment Agreement, dated as of January 13, 2015, by and between ABM Industries Incorporated and James P. McClure	10-Q	001-08929	10.2	March 4, 2015
10.45*	Amended Executive Employment Agreement, dated as of January 13, 2015, by and between ABM Industries Incorporated and Tracy K. Price	10-Q	001-08929	10.3	March 4, 2015
10.46*	Executive Employment Agreement, dated as of April 6, 2015, by and between ABM Industries Incorporated and D. Anthony Scaglione	8-K	001-08929	10.1	April 10, 2015
10.47*	Change in Control Agreement, dated as of April 6, 2015 by and between ABM Industries Incorporated and D. Anthony Scaglione	8-K	001-08929	10.2	April 10, 2015
10.48*	Letter Agreement by and between ABM Industries Incorporated and James S. Lusk, executed on April 27, 2015	10-Q	001-08929	10.6	June 3, 2015
10.49*	Separation and Transition Services Agreement by and between Tracy K. Price and ABM Industries Incorporated, executed on September 25, 2015	8-K	001-08929	10.1	October 1, 2015

10.50*	Change in Control Agreement, dated as of March 9, 2016 by and between ABM Industries Incorporated and Dean A. Chin	10-Q	001-08929	10.1	March 9, 2016
10.51*	Executive Employment Agreement, dated as of January 16, 2016 by and between ABM Industries Incorporated and Dean A. Chin	10-Q	001-08929	10.2	March 9, 2016
21.1‡	Subsidiaries of the Registrant
23.1‡	Consent of Independent Registered Public Accounting Firm
31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS ‡	XBRL Report Instance Document
101.SCH ‡	XBRL Taxonomy Extension Schema Document
101.CAL‡	XBRL Taxonomy Calculation Linkbase Document
101.LAB ‡	XBRL Taxonomy Label Linkbase Document
101.PRE ‡	XBRL Presentation Linkbase Document
101. DEF ‡	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan, contract, or arrangement

‡	Indicates filed herewith

†	Indicates furnished herewith