Form 10-Q
period 2017-01-31
ABM INDUSTRIES INC /DE/
filed 2017-03-08
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of March 1, 2017: 55,675,641

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains both historical and forward-looking statements regarding ABM Industries Incorporated (“ABM”) and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include:

•	changes to our businesses, operating structure, financial reporting structure, or personnel relating to the implementation of our 2020 Vision strategic transformation initiative;

•	unfavorable developments in our class and representative actions and other lawsuits alleging various claims;

•	increases in estimates of ultimate insurance losses;

•	challenges implementing our risk management and safety programs;

•	uncertainty in future cash flows, increases in the level of our borrowings, or inability to repurchase shares at anticipated levels;

•	challenges preserving long-term client relationships, passing through costs to clients, responding to competitive pressures, and retaining qualified personnel;

•	challenges in identifying, acquiring, and integrating businesses;

•	unexpected tax liabilities or changes in tax laws;

•	changes in energy prices or energy regulations;

•	deterioration of general economic conditions and reductions in commercial office building occupancy;

•	impairment of goodwill and long-lived assets;

•	changes in immigration laws or enforcement actions or investigations under such laws;

•	significant delays or reductions in appropriations for our government contracts;

•	failure of our joint venture partners to perform their obligations;

•	inability to complete the sale of our Government Services business in a timely manner or within the price range we have assumed, or at all;

•	losses or other incidents at facilities in which we operate;

•	difficulty responding to cyber-security risks and business interruptions;

•	liabilities associated with participation in multiemployer pension plans;

•	actions of activist investors; and

•	weather conditions, catastrophic events, disasters, operations in areas of military conflict, and terrorist attacks.
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2016 and in other reports we file from time to time with the Securities and Exchange Commission (including all amendments to those reports).
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	January 31, 2017	October 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$42.6	$56.0
Trade accounts receivable, net of allowances of $16.8 and $15.9 at January 31, 2017 and October 31, 2016, respectively	855.9	795.6
Prepaid expenses	78.4	68.0
Other current assets	29.3	30.0
Assets held for sale	53.3	44.1
Total current assets	1,059.5	993.7
Other investments	18.4	17.4
Property, plant and equipment, net of accumulated depreciation of $168.8 and $163.4 at January 31, 2017 and October 31, 2016, respectively	87.5	81.8
Other intangible assets, net of accumulated amortization of $162.7 and $157.0 at January 31, 2017 and October 31, 2016, respectively	104.4	103.8
Goodwill	924.7	912.8
Deferred income taxes, net	76.7	37.4
Other noncurrent assets	140.7	134.3
Total assets	$2,411.9	$2,281.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$187.3	$174.3
Accrued compensation	127.1	130.7
Accrued taxes—other than income	52.1	40.6
Insurance claims	92.9	92.2
Income taxes payable	0.5	6.3
Other accrued liabilities	264.6	135.9
Liabilities held for sale	16.8	19.2
Total current liabilities	741.3	599.2
Noncurrent income taxes payable	33.8	33.4
Line of credit	306.0	268.3
Deferred income tax liability, net	3.4	3.5
Noncurrent insurance claims	339.3	331.6
Other noncurrent liabilities	80.7	71.2
Total liabilities	1,504.5	1,307.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,653,715 and 55,599,322 shares issued and outstanding at January 31, 2017 and October 31, 2016, respectively	0.6	0.6
Additional paid-in capital	243.6	248.6
Accumulated other comprehensive loss, net of taxes	(26.7)	(31.6)
Retained earnings	689.9	756.4
Total stockholders’ equity	907.4	974.0
Total liabilities and stockholders’ equity	$2,411.9	$2,281.2

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2017	2016
Revenues	$1,326.7	$1,268.4
Expenses
Operating	1,195.1	1,141.3
Selling, general and administrative	97.3	99.9
Restructuring and related	5.0	7.2
Amortization of intangible assets	5.5	6.4
Total expenses	1,302.9	1,254.8
Operating profit	23.8	13.6
Income from unconsolidated affiliates, net	1.4	2.4
Interest expense	(3.2)	(2.7)
Income from continuing operations before income taxes	22.0	13.3
Income tax (provision) benefit	(5.9)	0.3
Income from continuing operations	16.1	13.6
Net (loss) income from discontinued operations	(72.9)	0.4
Net (loss) income	(56.8)	14.0
Other comprehensive income (loss)
Foreign currency translation	3.3	(8.5)
Other	1.6	0.1
Comprehensive (loss) income	$(51.9)	$5.6
Net (loss) income per common share — Basic
Income from continuing operations	$0.29	$0.24
(Loss) income from discontinued operations	(1.30)	0.01
Net (loss) income	$(1.01)	$0.25
Net (loss) income per common share — Diluted
Income from continuing operations	$0.28	$0.24
Loss from discontinued operations	(1.28)	—
Net (loss) income	$(1.00)	$0.24
Weighted-average common and common equivalent shares outstanding
Basic	56.0	56.6
Diluted	56.6	57.1
Dividends declared per common share	$0.170	$0.165
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended January 31,
(in millions)	2017	2016
Cash flows from operating activities
Net (loss) income	$(56.8)	$14.0
Net loss (income) from discontinued operations	72.9	(0.4)
Income from continuing operations	16.1	13.6
Adjustments to reconcile income from continuing operations to net cash used in operating activities of continuing operations
Depreciation and amortization	14.0	14.3
Deferred income taxes	9.9	(8.1)
Share-based compensation expense	3.6	4.0
Provision for bad debt	0.4	2.1
Discount accretion on insurance claims	0.1	0.1
Gain on sale of assets	(0.1)	(0.1)
Income from unconsolidated affiliates, net	(1.4)	(2.4)
Distributions from unconsolidated affiliates	0.8	2.6
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(65.4)	(20.9)
Prepaid expenses and other current assets	(2.4)	(6.7)
Other noncurrent assets	(7.5)	(1.3)
Trade accounts payable and other accrued liabilities	18.1	(15.5)
Insurance claims	8.3	5.3
Income taxes payable	(11.0)	4.7
Other noncurrent liabilities	6.8	1.7
Total adjustments	(25.8)	(20.2)
Net cash used in operating activities of continuing operations	(9.7)	(6.6)
Net cash used in operating activities of discontinued operations	(1.4)	(23.2)
Net cash used in operating activities	(11.1)	(29.8)
Cash flows from investing activities
Additions to property, plant and equipment	(11.0)	(6.8)
Proceeds from sale of assets	0.5	0.2
Purchase of businesses, net of cash acquired	(18.6)	(81.0)
Net cash used in investing activities	(29.1)	(87.6)
Cash flows from financing activities
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(1.0)	(1.4)
Incremental tax benefit from share-based compensation awards	—	0.5
Repurchases of common stock	(7.9)	(11.3)
Dividends paid	(9.4)	(9.2)
Deferred financing costs paid	—	(0.1)
Borrowings from line of credit	207.4	299.6
Repayment of borrowings from line of credit	(169.7)	(170.9)
Changes in book cash overdrafts	5.1	8.0
Financing of energy savings performance contracts	2.6	4.5
Repayment of capital lease obligations	(0.1)	(0.3)
Net cash provided by financing activities	27.0	119.4
Effect of exchange rate changes on cash and cash equivalents	0.5	(1.6)
Net (decrease) increase in cash and cash equivalents	(12.7)	0.4
Change in cash related to assets held for sale	(0.7)	—
Cash and cash equivalents at beginning of year	56.0	55.5
Cash and cash equivalents at end of period	$42.6	$55.9
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. THE COMPANY AND NATURE OF OPERATIONS
ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of integrated facility solutions, customized by industry, that enable our clients to deliver exceptional facilities experiences. Our mission is to make a difference, every person, every day. ABM’s comprehensive services include electrical and lighting, energy solutions, facilities engineering, HVAC and mechanical, janitorial, landscape and turf, mission critical solutions, and parking, which we provide through stand-alone or integrated solutions. We serve urban, suburban, and rural areas and properties of all sizes—from schools and commercial buildings to airports, data centers, hospitals, and manufacturing plants.
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
In the opinion of our management, our unaudited consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. Unless otherwise noted, all references to years are to our fiscal year, which ends on October 31.
Prior Year Reclassifications
Effective November 1, 2016, we reorganized our reportable segments to reflect how we now manage our business by industry group. We have revised our prior period segment information to reflect this reorganization, including a related reclassification of certain Corporate expenses. See Note 15, “Segment Information,” for further information. Concurrent with the reorganization, we recategorized certain expenses that were historically included in operating expenses to selling, general, and administrative expenses. To conform to the new categorization, we reclassified $5.1 million of prior year operating expenses to selling, general, and administrative expenses. Additionally, certain prior year amounts in the accompanying unaudited consolidated statements of cash flows have been reclassified to conform with the current year presentation.
Assets and Liabilities Held for Sale
During the fourth quarter of 2016, we decided to divest our Government Services business. The assets and liabilities of this business have been classified as held for sale at January 31, 2017 and October 31, 2016. See Note 4, “Held for Sale,” for further information.
Rounding
We round amounts in the Financial Statements to millions and calculate all percentages and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.
Management Reimbursement Revenue Presentation
We operate certain parking facilities primarily in our Business & Industry and Aviation segments under managed location arrangements. Under these arrangements, we manage the parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. These revenues and expenses are reported in equal amounts for costs reimbursed from our managed locations.

	Three Months Ended January 31,
(in millions)	2017	2016
Management reimbursement revenues	$78.9	$80.1

3. RESTRUCTURING AND RELATED COSTS
During the fourth quarter of 2015, our Board of Directors approved a comprehensive strategy intended to have a positive transformative effect on ABM (the “2020 Vision”). As part of the 2020 Vision, we identified key priorities to differentiate ABM in the marketplace, accelerate revenue growth for certain industry groups, and improve our margin profile. We expect our 2020 Vision restructuring and related activities to be complete by the end of 2017, with remaining costs primarily related to external support fees and office consolidations. As described in Note 15, “Segment Information,” we include restructuring and related costs within corporate expenses.
Rollforward of Restructuring and Related Liabilities

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit	Total
Balance, October 31, 2016	$1.2	$3.8	$0.5	$2.5	$8.0
Costs recognized	1.3	0.5	2.7	0.5	5.0
Payments	(1.7)	(1.4)	(1.9)	(0.2)	(5.2)
Balance, January 31, 2017	$0.8	$3.0	$1.3	$2.7	$7.9

We have incurred cumulative 2020 Vision restructuring and related charges of $46.7 million, including external support fees of $17.2 million, employee severance costs of $13.8 million, other project fees of $7.3 million, asset impairment costs of $4.7 million, and lease exit costs of $3.7 million.
4. HELD FOR SALE
    During the fourth quarter of 2016, in connection with the key priorities of our 2020 Vision, we decided to divest our Government Services business. We have engaged a third-party broker to assist in this process. During the first quarter of 2017, the broker began to identify interested buyers. We have classified the assets and liabilities of this business as current assets held for sale and current liabilities held for sale, as we expect to complete the sale during 2017.
Major Classes of Assets and Liabilities Held for Sale at Estimated Fair Value

(in millions)	January 31, 2017	October 31, 2016
Trade accounts receivable, net	$41.7	$31.9
Investments in unconsolidated affiliates	7.4	7.7
Other assets	4.2	4.5
Assets held for sale	53.3	44.1

Trade accounts payable	12.1	14.4
Other accrued liabilities	4.7	4.8
Liabilities held for sale	$16.8	$19.2

5. DISCONTINUED OPERATIONS
Following the sale of our Security business in 2015, we record all costs associated with this former business in discontinued operations. Such costs typically relate to ongoing legal cases and insurance reserves. For the three months ended January 31, 2017, we incurred a net loss from discontinued operations of $72.9 million (a pretax loss of $123.1 million). As described in Note 12, “Commitments and Contingencies,” this loss primarily relates to the probable settlements of the Augustus and Karapetyan cases. We recorded the liability for these probable settlements within “Other accrued liabilities” on the accompanying unaudited consolidated balance sheets.
6. ACQUISITIONS
2017 Acquisitions
Effective December 1, 2016, we acquired all of the outstanding stock of Mechanical Solutions, Inc. (“MSI”), a provider of specialized HVAC, chiller, and plumbing services, for a purchase price of $12.6 million, subject to post-closing adjustments. The purchase price includes up to $1.0 million of undiscounted contingent consideration that is based on the expected achievement of certain pre-established revenue goals. See Note 8, “Fair Value of Financial Instruments,” regarding our valuation of contingent consideration liabilities. As of December 1, 2016, the operations of MSI are included in our Technical Solutions segment.
Effective December 1, 2016, we acquired all of the outstanding stock of OFJ Connections Ltd (“OFJ”), a provider of airport transportation services in the United Kingdom, for a purchase price of $6.3 million, subject to post-closing adjustments. As of December 1, 2016, the operations of OFJ are included in our Aviation segment.
2016 Acquisitions
Effective September 30, 2016, we acquired all of the outstanding stock of BRBIBR Limited, a company which holds all of the outstanding shares of 8 Solutions Ltd. (“8 Solutions”), a provider of technical cleaning services to data centers in the United Kingdom and certain other locations, for a purchase price of $16.1 million, subject to post-closing adjustments. As of September 30, 2016, the operations of 8 Solutions are included in our Business & Industry segment. 8 Solutions has been renamed ABM Critical Solutions Limited.
Effective December 1, 2015, we acquired all of the outstanding stock of Westway Services Holdings (2014) Ltd. (“Westway”), a provider of technical services to clients in the United Kingdom, for a purchase price of $81.0 million. This acquisition expanded the geographical reach of our technical services business to the United Kingdom, resulting in the allocation of a significant portion of the purchase price to goodwill. As such, we recorded goodwill and intangible assets of $53.8 million and $22.5 million, respectively. The goodwill associated with this acquisition is not deductible for tax purposes. As of December 1, 2015, the operations of Westway are included in our Technical Solutions segment.
Pro Forma and Other Supplemental Financial Information
Pro forma and other supplemental financial information is not presented for these acquisitions, as they are not considered material business combinations individually or on a combined basis.

7. NET (LOSS) INCOME PER COMMON SHARE
Basic and Diluted Net (Loss) Income Per Common Share Calculations

	Three Months Ended January 31,
(in millions, except per share amounts)	2017	2016
Income from continuing operations	$16.1	$13.6
Net (loss) income from discontinued operations	(72.9)	0.4
Net (loss) income	$(56.8)	$14.0

Weighted-average common and common equivalent shares outstanding — Basic	56.0	56.6
Effect of dilutive securities
Restricted stock units	0.3	0.2
Stock options	0.2	0.2
Performance shares	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	56.6	57.1

Net (loss) income per common share — Basic
Income from continuing operations	$0.29	$0.24
(Loss) income from discontinued operations	(1.30)	0.01
Net (loss) income	$(1.01)	$0.25

Net (loss) income per common share — Diluted
Income from continuing operations	$0.28	$0.24
Loss from discontinued operations	(1.28)	—
Net (loss) income	$(1.00)	$0.24
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended January 31,
(in millions)	2017	2016
Anti-dilutive	—	0.4

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Hierarchy of Our Financial Instruments

		Fair Value
(in millions)	Fair Value Hierarchy	January 31, 2017	October 31, 2016
Financial assets measured at fair value on a recurring basis
Assets held in funded deferred compensation plan(1)	1	$4.9	$4.9
Investments in auction rate securities(2)	3	8.0	8.0
Interest rate swaps(3)	2	2.8	0.2
Other select financial assets
Cash and cash equivalents(4)	1	42.6	56.0
Insurance deposits(5)	1	11.2	11.2

Financial liabilities measured at fair value on a recurring basis
Contingent consideration liability(6)	3	4.7	3.8
Other select financial liability
Line of credit(7)	2	306.0	268.3
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
(3) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. These interest rate swaps are included in “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets. See Note 11, “Line of Credit,” for further information.
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
(6) Certain of our acquisitions involve the payment of contingent consideration. The fair value of these liabilities is based on the expected achievement of certain pre-established revenue goals. Our contingent consideration liabilities are included in “Other accrued liabilities” and “Other noncurrent liabilities,” on the accompanying unaudited consolidated balance sheets.
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
In connection with our 2020 Vision, on November 1, 2016, we reorganized our reportable segments and goodwill reporting units. As such, we performed a goodwill impairment test immediately before and after the segment realignment. As a result of this analysis, we concluded that the estimated fair value of each reporting unit exceeded its carrying value and that no further evaluation of impairment was necessary.
During the three months ended January 31, 2017, we had no transfers of assets or liabilities between any of the above hierarchy levels.
9. AUCTION RATE SECURITIES
At January 31, 2017 and October 31, 2016, we held investments in auction rate securities from two different issuers that had an aggregate original principal amount of $10.0 million and an amortized cost and fair value of $8.0 million. These two auction rate securities are debt instruments with stated maturities in 2036 and 2050. The interest rates for these securities are designed to be reset through Dutch auctions approximately every thirty days, but auctions for these securities have not occurred since August 2007.
At January 31, 2017 and October 31, 2016, there were no unrealized gains or losses on our auction rate securities included in accumulated other comprehensive loss, net of taxes (“AOCL”), and the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.
Significant Assumptions Used to Determine the Fair Values of Our Auction Rate Securities

Assumption	January 31, 2017	October 31, 2016
Discount rates	L + 0.39% and L + 1.04%	L + 0.46% and L + 1.30%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
L – One Month LIBOR
10. INSURANCE
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million of exposure on a per-occurrence basis, either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits ranging between $1.0 million and $5.0 million per occurrence. To cover general liability and automobile liability losses above these primary limits, we maintain commercial umbrella insurance policies that provide aggregate limits of $200.0 million. Our insurance policies generally cover workers’ compensation losses to the full extent of statutory requirements. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide per occurrence limits of $75.0 million. We are also self-insured for certain employee medical and dental plans. We maintain stop-loss insurance for our self-insured medical plan under which we retain up to $0.4 million of exposure on a per participant per-year basis with respect to claims.
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
Actuarial Review Performed During the First Quarter of 2017
During the three months ended January 31, 2017, we performed an actuarial review for the majority of our casualty insurance programs. This review indicated unfavorable developments in our estimates of ultimate losses related to certain general liability and workers’ compensation claims, as described below. This review considered all changes in claim developments and claim payment activity for the period commencing May 1, 2016 and ending October 31, 2016. We performed this review for all policy years in which open claims existed.
We are experiencing a moderate claim frequency reduction in our general liability program. However, we experienced adverse developments in prior year claims, which are largely attributable to adjustments on certain property damage claims, in addition to losses for alleged bodily injuries. The average incurred cost for our less severe claims was also higher than expected, and this contributed to the increase in projected cost estimates.
We are experiencing a claim frequency reduction in our workers’ compensation program. However, our estimate of ultimate losses was negatively impacted by increases in projected costs for a significant number of prior year claims in California and New York. These claims have been negatively impacted by statutory, regulatory, and legal developments.
After analyzing the recent loss developments against benchmarks and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims for prior periods by $5.0 million at January 31, 2017. During the third quarter of 2017, comprehensive actuarial evaluations are expected to be completed for our significant insurance programs using recent claims data. We will continue to monitor subsequent developments, which may result in further adjustments to reserves.
Insurance Related Balances and Activity
At January 31, 2017 and October 31, 2016, we had insurance claim reserves totaling $432.2 million and $423.8 million, respectively, which included $6.6 million and $5.9 million in reserves, respectively, related to our medical and dental self-insured plans. At January 31, 2017 and October 31, 2016, we also had insurance recoverables of $69.8 million and $69.7 million, respectively, which we include in “Other current assets” and “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	January 31, 2017	October 31, 2016
Standby letters of credit	$125.3	$118.3
Surety bonds	60.0	57.2
Restricted insurance deposits	11.2	11.2
Total	$196.5	$186.7
11. LINE OF CREDIT
On November 30, 2010, we entered into a syndicated credit agreement pursuant to which we obtained an unsecured revolving credit facility (the “Facility”). This credit agreement, as amended from time to time, is referred to as the “Credit Agreement.” We can borrow up to $800.0 million under our Credit Agreement, subject to compliance with certain covenants under the Credit Agreement, and we have the option to increase the size of the Facility to $1.0 billion at any time prior to the December 11, 2018 expiration date (subject to receipt of commitments for the increased amount from existing and new lenders and compliance with such covenants).
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
The Credit Agreement contains certain financial covenants that include a maximum leverage ratio of 3.25 to 1.0 (except as described below) and a minimum fixed charge coverage ratio of 1.50 to 1.0. In addition, we are required to maintain a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholders’ equity beginning on November 30, 2010. In the event of a material acquisition, as defined in the Credit Agreement, we may elect to increase the leverage ratio to 3.50 to 1.0 for a total of four fiscal quarters. On January 6, 2017, ABM entered into an amendment (the “Seventh Amendment”) to the Credit Agreement that amends, among other things, the calculations of certain financial covenants to incorporate adjustments with respect to particular cash and non-cash charges, including any reserves, taken in connection with certain litigation. As of January 31, 2017, we were in compliance with the covenants under our Credit Agreement.
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
Facility Information

(in millions)	January 31, 2017	October 31, 2016
Cash borrowings	$306.0	$268.3
Standby letters of credit	137.9	130.9
Borrowing capacity(1)	356.1	400.8
(1) At January 31, 2017, current covenant restrictions limit our borrowing capacity to $141.9 million. However, this amount could increase in connection with material acquisitions, as defined in the Credit Agreement.
Interest Rate Swaps
We enter into interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings under our Facility. Under these arrangements, we typically pay a fixed interest rate in exchange for LIBOR-based variable interest throughout the life of the agreement.
During 2016, we entered into three interest rate swap agreements with effective dates of April 7, 2016 and May 11, 2016, an underlying aggregate notional amount of $105.0 million, and a fixed interest rate of 1.05%. These swaps were designated and accounted for as cash flow hedges from inception and mature on April 7, 2021 and May 11, 2021. See Note 8, “Fair Value of Financial Instruments,” regarding the valuation of our interest rate swaps.
We initially report the effective portion of a derivative’s mark-to-market gain or loss as a component of AOCL and subsequently reclassify the gain or loss into earnings when the hedged transactions occur and affect earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Interest payables and receivables under the swap agreements are accrued and recorded as adjustments to interest expense.
At January 31, 2017 and October 31, 2016, the amounts recorded in AOCL were $1.7 million and $0.2 million, respectively. At January 31, 2017, the amount expected to be reclassified from AOCL to earnings during the next twelve months was $0.7 million.
12. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of January 31, 2017, these letters of credit and surety bonds totaled $137.9 million and $414.6 million, respectively. Included in the total amount of surety bonds is $3.0 million of bonds with an effective date starting after January 31, 2017.
Guarantees
In some instances, we offer certain clients guaranteed energy savings under certain energy savings contracts. At January 31, 2017 and October 31, 2016, total guarantees were $83.2 million and $60.9 million, respectively, and these guarantees extend through 2032 and 2031, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At January 31, 2017, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $128.4 million. This $128.4 million includes the accrual of $115.0 million in connection with the probable settlements of the Augustus and Karapetyan cases discussed below, as well as an accrual for payroll taxes related to the probable settlements of $6.8 million. The remaining $6.6 million relates to various other probable litigation losses. Litigation outcomes are difficult to predict and the estimation of probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. There is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipated.
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

The Consolidated Cases of Augustus, Hall, and Davis v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)

The Augustus case is a certified class action involving alleged violations of certain California state laws relating to rest breaks. The case centers on whether requiring security guards to remain on call during rest breaks violated Section 226.7 of the California Labor Code. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, and on July 31, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), entered judgment in favor of plaintiffs in the amount of approximately $89.7 million (the “common fund”). Subsequently, the Superior Court also awarded plaintiffs’ attorneys’ fees of approximately $4.5 million in addition to approximately 30% of the common fund. Under California law, post-judgment interest on a judgment accrues at a rate of 10% simple interest per year from the date the judgment is entered until it is satisfied. We appealed the Superior Court’s rulings to the Court of Appeals of the State of California, Second Appellate District (the “Appeals Court”). On December 31, 2014, the Appeals Court issued its opinion, reversing the judgment in favor of the plaintiffs and vacating the award of $89.7 million in damages and the attorneys’ fees award. The plaintiffs filed a petition for review with the California Supreme Court on March 4, 2015, and on April 29, 2015, the California Supreme Court granted the plaintiffs’ petition. On December 22, 2016, the California Supreme Court rendered its decision, holding that on-call and on-duty rest breaks are prohibited by California law, and reversed the Appeals Court judgment on this issue. The amount of post-judgment interest as of December 22, 2016 was approximately $41.2 million. On February 6, 2017, ABM Security Services, Inc., a wholly-owned subsidiary of ABM Industries Incorporated, entered into a Class Action Settlement and Release Agreement with Plaintiffs Jennifer Augustus, Emanuel Davis, Delores Hall, and Carlton Anthony Waite, on behalf of themselves and the settlement class members, to settle the Augustus case (the “Augustus Settlement Agreement”) on a class-wide basis for $110.0 million. The Augustus Settlement Agreement is contingent upon the approval of the Superior Court.
Karapetyan v. ABM Industries Incorporated and ABM Security Services, Inc., filed on October 23, 2015, pending in the United States District Court for the Central District of California (the “Karapetyan case”)
The Karapetyan case is a putative class action in which the plaintiff seeks to represent a class of security guards who worked during time periods subsequent to the class period in the Augustus case. The plaintiff alleges that ABM violated certain California state laws relating to meal and rest breaks and other wage and hour claims. On January 30, 2017, ABM entered into a Settlement Term Sheet with plaintiff to settle the case on a class-wide basis for $5.0 million. This settlement is contingent upon the finalization of a long-form settlement agreement with respect to the Karapetyan case as well as the final approval by the United States District Court for the Central District of California and the final approval by the Superior Court of the Augustus Settlement Agreement.
The Consolidated Cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco (the “Bucio case”)
The Bucio case is a purported class action involving allegations that we failed to track work time and provide breaks. On April 19, 2011, the trial court held a hearing on plaintiffs’ motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs’ motion to certify the class. On May 11, 2011, the plaintiffs filed a motion to reconsider, which was denied. The plaintiffs have appealed the class certification issues. The trial court stayed the underlying lawsuit pending the decision in the appeal. On August 30, 2012, the plaintiffs filed their appellate brief on the class certification issues. We filed our responsive brief on November 15, 2012. On January 18, 2017, the appeals court invited the parties to file supplemental letter briefs. ABM and plaintiffs each filed their respective supplemental letter briefs with the court on February 8, 2017. Oral argument relating to the appeal has not been scheduled.

Hussein and Hirsi v. Air Serv Corporation filed on January 20, 2016, pending in the United States District Court for the Western District of Washington at Seattle (the “Hussein case”)

The Hussein case is a class action involving a class of certain hourly Air Serv employees at Seattle-Tacoma International Airport in SeaTac, Washington. The plaintiffs allege that Air Serv violated a minimum wage requirement in an ordinance applicable to certain employers in the local city of SeaTac (“the Ordinance”). Plaintiffs seek retroactive wages, double damages, interest, and attorneys’ fees. This matter was removed to federal court. In a separate lawsuit brought by Filo Foods, LLC, Alaska Airlines, and several other employers at SeaTac airport, the King County Superior Court issued a decision that invalidated the Ordinance as it applied to workers at SeaTac airport. Subsequently, the Washington Supreme Court reversed the Superior Court’s decision. There are disputes in federal court concerning the legality of the Ordinance, its applicability to employers at SeaTac airport, and whether the plaintiffs are entitled to retroactive wages, double damages, interest, and attorneys’ fees. On February 7, 2017, a new lawsuit styled Abdirizak Isse et al. v. Air Serv Corporation (the “Isse case”), pending in the Superior Court of Washington for King County, was filed against Air Serv on behalf of sixty individual plaintiffs (who would otherwise be members of the Hussein class) who allege failure to comply with both the minimum wage provision and the sick and safe time provision of the Ordinance. If exposed to liability, we intend to seek reimbursement from our clients.

13. COMMON STOCK
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million shares of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. At January 31, 2017, authorization for $134.1 million of repurchases remained under our share repurchase program.
Repurchase Activity

	Three Months Ended January 31,
(in millions, except per share amounts)	2017	2016
Total number of shares purchased	0.2	0.4
Average price paid per share	$40.07	$28.19
Total cash paid for share repurchases	$7.9	$11.3
14. INCOME TAXES
Our quarterly provision for income taxes is calculated using an estimated annual effective income tax rate, which is adjusted for discrete items that occur during the reporting period.
The effective tax rates on income from continuing operations for the three months ended January 31, 2017 and 2016 were 26.9% and 2.3%, respectively. The effective tax rate for the three months ended January 31, 2017 was favorably impacted by $2.0 million of excess tax benefits related to the vesting of share-based compensation awards and the 2017 Work Opportunity Tax Credits (“WOTC”) for new hires. The effective tax rate for the three months ended January 31, 2016 was favorably impacted by $5.0 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2015 and the 2016 WOTC for new hires.

15. SEGMENT INFORMATION
Effective November 1, 2016, we reorganized our reportable segments to reflect how we now manage our business by industry group. We have aggregated various operating segments into our reportable segments based upon similar economic characteristics, services, processes, and customers. Our new reportable segments consist of Business & Industry (“B&I”), Aviation, Emerging Industries Group, Technical Solutions, and Government Services, as further described below.

REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I represents our largest reportable segment. It encompasses janitorial, facilities engineering, and parking services to commercial real estate industries, including sports and entertainment venues, as well as industrial and manufacturing sites.

Aviation
Aviation includes services supporting airlines and airports. A wide array of services that support the needs of our clients are included in this segment, ranging from parking and janitorial to passenger assistance, air cabin maintenance, and transportation. Aviation also includes one of our investments in an unconsolidated affiliate that was previously part of our government business under our legacy Building & Energy Solutions segment.

Emerging Industries Group
Our Emerging Industries Group encompasses janitorial, facilities engineering, and parking services for the Education, Healthcare, and High Tech industries, which have been combined into one reportable segment.

Technical Solutions
Technical Solutions provides specialized mechanical and electrical services. These services can also be leveraged for cross-selling within B&I, Aviation, and the Emerging Industries Group, both domestically and internationally, primarily in the U.K. through our acquisition of Westway.

Government Services
Our held-for-sale Government Services business provides specialty solutions in support of U.S. government entities, such as: construction management; healthcare support; leadership development; military base operations; and other mission support services.

Financial Information by Reportable Segment

	Three Months Ended January 31,
(in millions)	2017	2016
Revenues
Business & Industry	$755.0	$743.6
Aviation	232.0	203.9
Emerging Industries Group	200.6	199.1
Technical Solutions	107.7	93.4
Government Services	31.4	28.5
	$1,326.7	$1,268.4
Operating profit
Business & Industry	$32.4	$28.5
Aviation	5.4	3.9
Emerging Industries Group	12.4	14.9
Technical Solutions	8.2	4.1
Government Services	1.9	0.2
Corporate	(34.6)	(35.2)
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(1.3)	(2.5)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.5)	(0.3)
	23.8	13.6
Income from unconsolidated affiliates, net	1.4	2.4
Interest expense	(3.2)	(2.7)
Income from continuing operations before income taxes	$22.0	$13.3

The accounting policies for our segments are the same as those disclosed within our significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies.” Our management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs. Corporate expenses not allocated to segments include certain CEO and other finance and human resource departmental expenses, certain information technology costs, share-based compensation, certain legal costs and settlements, restructuring and related costs, certain adjustments resulting from actuarial developments of self-insurance reserves, and direct acquisition costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes (“Financial Statements”) and our Annual Report on Form 10-K for the year ended October 31, 2016 (“Annual Report”), which has been filed with the Securities and Exchange Commission (“SEC”). This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may be materially different from those we currently anticipate. See “Forward-Looking Statements” for more information. Our MD&A is comprised of the following sections:

•	Business Overview

•	Developments and Trends

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Critical Accounting Policies and Estimates
Throughout the MD&A, amounts and percentages may not recalculate due to rounding. Unless otherwise indicated, all information in the MD&A and references to years are based on our fiscal year, which ends on October 31.
Business Overview
ABM is a leading provider of integrated facility solutions, customized by industry, that enable our clients to deliver exceptional facilities experiences.
In September 2015, we announced a comprehensive transformation initiative (“2020 Vision”) intended to drive long-term profitable growth through an industry-based go-to-market approach. Our 2020 Vision involves a three-phase approach: Phase 1, which we completed on November 1, 2016, involved a realignment of our organization; Phase 2 focuses on improvements to our operational framework to promote efficiencies and process enhancements; and in Phase 3, on the foundation of benefits realized from Phases 1 and 2, we anticipate accelerating growth with our industry-based go-to-market service model. Beginning in 2016, we made progress on the following four operating priorities:

•	Organizational Realignment

•	Consistent Excellence

•	Cost Optimization

•	Talent Development
2020 Vision Developments
We have begun to identify enterprise-wide standard operating procedures and to migrate more of our back office functions to the shared services center. We have also furthered our procurement consolidation efforts, resulting in savings of $1.5 million during the first quarter of 2017. We have also started to make certain investments in technology platforms to help drive and sustain 2020 Vision performance. By prioritizing these initiatives, we are building a foundation that should enable us to deliver leading industry-based facility solutions. With the progress made to date on our industry realignment and cost savings initiatives, we believe we are on track to deliver long-term profitable growth and capture cost savings.
As previously announced, during the fourth quarter of 2016 we decided to divest our Government Services business. We have engaged a third-party broker to assist in this process. During the first quarter of 2017, the broker began to identify interested buyers. We have classified the assets and liabilities of this business as current assets held for sale and current liabilities held for sale, as we expect to complete the sale during 2017.

Segment Reporting Under Our 2020 Vision

Following completion of Phase 1 of our 2020 Vision on November 1, 2016, our business is now organized into five industry groups and one Technical Solutions group:
After establishing this industry-based structure, we identified our operating segments and aggregated them into reportable segments based on similar economic characteristics, services, processes, and customers. As a result, our new reportable segments consist of Business & Industry (“B&I”), Aviation, Emerging Industries Group, Technical Solutions, and held-for-sale Government Services, as further described below:

REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I represents our largest reportable segment. It encompasses janitorial, facilities engineering, and parking services to commercial real estate industries, including sports and entertainment venues, as well as industrial and manufacturing sites.

Aviation
Aviation includes services supporting airlines and airports. A wide array of services that support the needs of our clients are included in this segment, ranging from parking and janitorial to passenger assistance, air cabin maintenance, and transportation. Aviation also includes one of our investments in an unconsolidated affiliate that was previously part of our government business under our legacy Building & Energy Solutions segment.

Emerging Industries Group
Our Emerging Industries Group encompasses janitorial, facilities engineering, and parking services for the Education, Healthcare, and High Tech industries, which have been combined into one reportable segment.

Technical Solutions
Technical Solutions provides specialized mechanical and electrical services. These services can also be leveraged for cross-selling within B&I, Aviation, and the Emerging Industries Group, both domestically and internationally, primarily in the U.K. through our acquisition of Westway Services Holdings (2014) Ltd.

Government Services
Our held-for-sale Government Services business provides specialty solutions in support of U.S. government entities, such as: construction management; healthcare support; leadership development; military base operations; and other mission support services.

We have revised our prior period segment information to reflect this reorganization, including a related reclassification of certain Corporate expenses. Concurrent with the reorganization, we recategorized certain expenses that were historically included in operating expenses to selling, general, and administrative expenses. To conform to the new categorization, we reclassified $5.1 million of prior year operating expenses to selling, general, and administrative expenses.

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

(in millions)	Three Months Ended January 31, 2017	Cumulative
External Support Fees	$1.3	$17.2
Employee Severance	0.5	13.8
Other Project Fees	2.7	7.3
Asset Impairment	—	4.7
Lease Exit	0.5	3.7
Total	$5.0	$46.7
Developments and Trends
Legal

On February 6, 2017, ABM Security Services, Inc., a wholly-owned subsidiary of ABM Industries Incorporated, entered into a Class Action Settlement and Release Agreement with Plaintiffs Jennifer Augustus, Emanuel Davis, Delores Hall, and Carlton Anthony Waite, on behalf of themselves and the settlement class members, to settle the Consolidated Cases of Augustus, Hall, and Davis v. American Commercial Security Services (the “Augustus Settlement Agreement”) on a class-wide basis for $110.0 million. The Augustus Settlement Agreement is contingent upon the approval of the Superior Court of California, Los Angeles County (the “Superior Court”).
We also entered into a Settlement Term Sheet on January 30, 2017 with plaintiff in connection with Karapetyan v. ABM Industries Incorporated and ABM Security Services, Inc. (the “Karapetyan case”) to settle the case on a class-wide basis for $5.0 million. The Karapetyan case is a putative class action in which the plaintiff seeks to represent a class of security guards that allege violations of certain California state laws relating to meal and rest breaks and other wage and hour claims. The Karapetyan settlement is contingent upon the finalization of a long-form settlement agreement with respect to the Karapetyan case and will be further contingent on the final approval by the United States District Court for the Central District of California, as well as final approval by the Superior Court of the Augustus Settlement Agreement.
If the Augustus Settlement Agreement is approved by the Superior Court, we will be obligated to pay $110.0 million with respect to the settlement amount and an additional $6.3 million related to payroll taxes. Under the terms of the Settlement Agreement, we will pay $55.0 million of the $110.0 million by either April 1, 2017 or within fourteen days after final approval by the Superior Court, whichever date is later; we will pay the remaining $55.0 million by either September 1, 2017 or within fourteen days after final approval by the Superior Court, whichever date is later. We expect to fund the payments from operating cash flows and from our available line of credit.
These settlements are tax deductible and will result in an estimated $50 million in cash tax savings, which we expect to receive primarily in 2018. As a result of these probable settlements, we are reevaluating certain uses of cash in the short term, including share repurchases.
Insurance
During the three months ended January 31, 2017, we performed an actuarial review for the majority of our casualty insurance programs. This review indicated unfavorable developments in our estimates of ultimate losses related to certain general liability and workers’ compensation claims. After analyzing the recent loss developments against benchmarks and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims for prior periods by $5.0 million at January 31, 2017. During the third quarter of 2017, comprehensive actuarial evaluations are expected to be completed for our significant insurance programs using recent claims data. We will continue to monitor subsequent developments, which may result in further adjustments to reserves.

Key Financial Highlights

•	Revenues increased by $58.3 million, or 4.6%, during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. Organic revenue increased 3.6%.

•
Operating profit increased by $10.2 million, or 74.9%, during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. The increase in operating profit is primarily attributable to: higher revenue contribution; procurement and organizational savings from our 2020 Vision initiatives; a reimbursement of previously expensed fees associated with a concluded internal investigation into a foreign entity; and lower restructuring related expenses. This increase was partially offset by one more working day during the three months ended January 31, 2017.

•
Net loss from discontinued operations was $72.9 million during the three months ended January 31, 2017 related to a legal reserve established in connection with the Augustus and Karapetyan settlement agreements. Refer to “Developments and Trends,” above, for additional details.

•
Net cash used in operating activities of continuing operations was $9.7 million during the three months ended January 31, 2017. Typically, our operating cash flows in the first quarter are lower than in subsequent quarters of the fiscal year. We expect operating activities of continuing operations to provide positive cash flows for 2017.

•	During the three months ended January 31, 2017, we purchased 0.2 million shares of our common stock at an average price of $40.07 per share for a total of $7.9 million.

•	Dividends of $9.4 million were paid to shareholders, and dividends totaling $0.170 per common share were declared during the three months ended January 31, 2017.

•
At January 31, 2017, total outstanding borrowings under our line of credit were $306.0 million, and we had up to $356.1 million of borrowing capacity under our line of credit, subject to covenant restrictions.

Results of Operations

Three Months Ended January 31, 2017 Compared with the Three Months Ended January 31, 2016
Consolidated

	Three Months Ended January 31,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues	$1,326.7	$1,268.4	$58.3	4.6%
Expenses
Operating	1,195.1	1,141.3	53.8	4.7%
Gross margin	9.9%	10.0%	(10) bps
Selling, general and administrative	97.3	99.9	(2.6)	(2.7)%
Restructuring and related	5.0	7.2	(2.2)	(30.6)%
Amortization of intangible assets	5.5	6.4	(0.9)	(13.5)%
Total expenses	1,302.9	1,254.8	48.1	3.8%
Operating profit	23.8	13.6	10.2	74.9%
Income from unconsolidated affiliates, net	1.4	2.4	(1.0)	(42.2)%
Interest expense	(3.2)	(2.7)	(0.5)	(20.4)%
Income from continuing operations before income taxes	22.0	13.3	8.7	64.9%
Income tax (provision) benefit	(5.9)	0.3	(6.2)	NM*
Income from continuing operations	16.1	13.6	2.5	17.7%
Net (loss) income from discontinued operations	(72.9)	0.4	(73.3)	NM*
Net (loss) income	$(56.8)	$14.0	$(70.8)	NM*

*Not meaningful
Revenues
Revenues increased by $58.3 million, or 4.6%, during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. The increase in revenues was primarily attributable to organic growth in Aviation, B&I, and Technical Solutions and to $12.2 million of incremental revenues from acquisitions.
Operating Expenses
Operating expenses increased by $53.8 million, or 4.7%, during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. Gross margin decreased by 10 bps to 9.9% in the three months ended January 31, 2017 from 10.0% in the three months ended January 31, 2016. The decrease in gross margin was primarily attributable to one more working day during the three months ended January 31, 2017. This decrease was partially offset by higher revenue contribution and savings from our 2020 Vision initiatives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $2.6 million, or 2.7%, during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. The decrease in selling, general and administrative expenses was primarily related to a $3.2 million reimbursement of previously expensed fees associated with a concluded internal investigation into a foreign entity formerly affiliated with a joint venture during the three months ended January 31, 2017 and to savings from our 2020 Vision initiatives. This decrease was partially offset by a $2.3 million increase in legal costs.
Restructuring and Related
Restructuring and related costs decreased by $2.2 million, or 30.6%, during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016 as a result of the completion of our 2020 Vision organizational realignment.

Income Taxes
The effective tax rates on income from continuing operations for the three months ended January 31, 2017 and 2016 were 26.9% and 2.3%, respectively. The effective tax rate for the three months ended January 31, 2017 was favorably impacted by $2.0 million of excess tax benefits related to the vesting of share-based compensation awards and the 2017 Work Opportunity Tax Credits (“WOTC”) for new hires. The effective tax rate for the three months ended January 31, 2016 was favorably impacted by $5.0 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2015 and the 2016 WOTC for new hires.
Net Loss from Discontinued Operations
Net loss from discontinued operations was $72.9 million during the three months ended January 31, 2017 related to a legal reserve established in connection with the Augustus and Karapetyan settlement agreements. Refer to “Developments and Trends,” above, for additional details.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended January 31,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues
Business & Industry	$755.0	$743.6	$11.4	1.5%
Aviation	232.0	203.9	28.1	13.8%
Emerging Industries Group	200.6	199.1	1.5	0.8%
Technical Solutions	107.7	93.4	14.3	15.3%
Government Services	31.4	28.5	2.9	10.0%
	$1,326.7	$1,268.4	$58.3	4.6%
Operating profit
Business & Industry	$32.4	$28.5	$3.9	13.8%
Operating profit margin	4.3%	3.8%	46 bps
Aviation	5.4	3.9	1.5	38.8%
Operating profit margin	2.3%	1.9%	42 bps
Emerging Industries Group	12.4	14.9	(2.5)	(16.9)%
Operating profit margin	6.2%	7.5%	(131) bps
Technical Solutions	8.2	4.1	4.1	NM*
Operating profit margin	7.6%	4.4%	325 bps
Government Services	1.9	0.2	1.7	NM*
Operating profit margin	6.0%	0.7%	533 bps
Corporate	(34.6)	(35.2)	0.6	1.6%
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(1.3)	(2.5)	1.2	48.8%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.5)	(0.3)	(0.2)	NM*
	$23.8	$13.6	$10.2	74.9%

*Not meaningful

Business & Industry
	Three Months Ended January 31,
($ in millions)	2017	2016	Increase
Revenues	$755.0	$743.6	$11.4	1.5%
Operating profit	32.4	28.5	3.9	13.8%
Operating profit margin	4.3%	3.8%	46 bps
B&I revenues increased by $11.4 million, or 1.5%, during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. The increase was primarily attributable to the expansion of existing facility services and janitorial accounts. Management reimbursement revenues for this segment totaled $57.9 million and $56.5 million for the three months ended January 31, 2017 and 2016, respectively.
Operating profit increased by $3.9 million, or 13.8%, during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. Operating profit margin increased by 46 bps to 4.3% in the three months ended January 31, 2017 from 3.8% in the three months ended January 31, 2016. The increase in operating profit margin was primarily related to savings from our 2020 Vision initiatives, the absence of a specific reserve established for a client receivable, and lower legal settlement costs. This increase was partially offset by one more working day during the three months ended January 31, 2017 and lower profit margins associated with certain leased location arrangements.

Aviation
	Three Months Ended January 31,
($ in millions)	2017	2016	Increase
Revenues	$232.0	$203.9	$28.1	13.8%
Operating profit	5.4	3.9	1.5	38.8%
Operating profit margin	2.3%	1.9%	42 bps
Aviation revenues increased by $28.1 million, or 13.8%, during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. The increase was primarily attributable to higher passenger services, cabin cleaning, parking, and facility services revenues. Management reimbursement revenues for this segment totaled $16.5 million and $19.7 million for the three months ended January 31, 2017 and 2016, respectively.
Operating profit increased by $1.5 million, or 38.8%, during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. Operating profit margin increased by 42 bps to 2.3% in the three months ended January 31, 2017 from 1.9% in the three months ended January 31, 2016. The increase in operating profit margin was primarily attributable to savings and lower allocated costs from our 2020 Vision initiatives and the absence of a penalty imposed by a regulatory agency in the prior year. This increase was partially offset by operational issues in certain geographic markets and by lower equity earnings in an unconsolidated affiliate.

Emerging Industries Group
	Three Months Ended January 31,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues	$200.6	$199.1	$1.5	0.8%
Operating profit	12.4	14.9	(2.5)	(16.9)%
Operating profit margin	6.2%	7.5%	(131) bps
Emerging Industries Group revenues increased by $1.5 million, or 0.8%, during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. The increase was primarily related to net new business, partially offset by the loss of certain Education facility solutions contracts and a multi-location High Tech janitorial contract.
Operating profit decreased by $2.5 million, or 16.9%, during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. Operating profit margin decreased by 131 bps to 6.2% in the three months ended January 31, 2017 from 7.5% in the three months ended January 31, 2016. The decrease in operating profit margin was primarily attributable to lower contribution margin from certain High Tech contracts, including the loss of a multi-location janitorial account, as well as one more working day during the three months ended January 31, 2017. The decrease in operating profit margin for this segment was partially offset by savings from our 2020 Vision initiatives.

Technical Solutions
	Three Months Ended January 31,
($ in millions)	2017	2016	Increase
Revenues	$107.7	$93.4	$14.3	15.3%
Operating profit	8.2	4.1	4.1	NM*
Operating profit margin	7.6%	4.4%	325 bps

*Not meaningful
Technical Solutions revenues increased by $14.3 million, or 15.3%, during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. This increase was primarily attributable to incremental revenues from acquisitions of $8.7 million and higher project revenues associated with a strong backlog.
Operating profit increased by $4.1 million during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. Operating profit margin increased by 325 bps to 7.6% in the three months ended January 31, 2017 from 4.4% in the three months ended January 31, 2016. The increase in operating profit margin was primarily attributable to the impact of higher revenues, the management of our selling, general, and administrative expenses, and higher operational tax deductions for energy efficient government building projects.

Government Services
	Three Months Ended January 31,
($ in millions)	2017	2016	Increase
Revenues	$31.4	$28.5	$2.9	10.0%
Operating profit	1.9	0.2	1.7	NM*
Operating profit margin	6.0%	0.7%	533 bps

*Not meaningful
Government Services revenues increased by $2.9 million, or 10.0%, during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. The increase was primarily driven by higher mission support and healthcare facility services revenues.
Operating profit increased by $1.7 million during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. Operating profit margin increased by 533 bps to 6.0% in the three months ended January 31, 2017 from 0.7% in the three months ended January 31, 2016. The increase in operating profit margin was primarily attributable to the contribution of higher margin healthcare facility services revenues, the management of expenses, and the elimination of amortization expense associated with the held-for-sale classification.

Corporate
	Three Months Ended January 31,
($ in millions)	2017	2016	Decrease
Corporate expenses	$34.6	$35.2	$(0.6)	(1.6)%
Corporate expenses decreased by $0.6 million, or 1.6%, during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. The decrease in corporate expenses was primarily related to:

•
a $3.2 million reimbursement of previously expensed fees associated with a concluded internal investigation into a foreign entity formerly affiliated with a joint venture during the three months ended January 31, 2017; and

•	a $2.1 million decrease in restructuring and related costs as a result of the completion of our 2020 Vision organizational realignment.
This decrease was partially offset by a $2.3 million increase in legal costs and a $1.0 million increase in sales tax reserve for certain sales tax audits.
Liquidity and Capital Resources
Our primary sources of liquidity are operating cash flows and borrowing capacity under our line of credit. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs.
As discussed within “Developments and Trends,” above, the expected settlements of the Augustus and Karapetyan cases will have an impact on our liquidity. As a result, we are reevaluating certain uses of cash in the short term, including share repurchases. In addition to normal working capital requirements, we anticipate that our short-term cash requirements will include funding legal settlements, dividend payments, and 2020 Vision external support fees. We anticipate long-term cash uses will include strategic acquisitions, share repurchases, and capital expenditures.
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
On a long-term basis, we will continue to rely on our line of credit for any long-term funding not provided by operating cash flows. In addition, we anticipate that future cash generated from operations will be favorably impacted by working capital improvements driven by our 2020 Vision, such as the management of costs through consolidated procurement.
Reinvestment of Foreign Earnings
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion. As a result, we have not provided for federal and state income taxes or foreign withholding taxes that may result if such earnings of our foreign subsidiaries are remitted to the United States. We believe that our cash on hand in the United States, along with available lines of credit and future domestic cash flows, are sufficient to satisfy our domestic liquidity requirements.
Line of Credit
At January 31, 2017, the total outstanding amounts under our $800.0 million line of credit in the form of cash borrowings and standby letters of credit were $306.0 million and $137.9 million, respectively. At January 31, 2017, we had up to $356.1 million borrowing capacity under our line of credit. Current covenant restrictions limit our borrowing capacity to $141.9 million, although this amount could increase in connection with material acquisitions.
Our ability to draw down available capacity under our line of credit is subject to, and limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. On January 6, 2017, ABM entered into an amendment (the “Seventh Amendment”) to our line of credit that amends, among other things, the calculations of certain financial covenants to incorporate adjustments with respect to particular cash and non-cash charges, including any reserves, taken in connection with certain litigation. Other covenants under our line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of January 31, 2017, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
Captive Insurance Company
In the first quarter of 2015, we formed IFM Assurance Company (“IFM”), a wholly-owned captive insurance company. IFM is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk and safety programs and provide us with increased flexibility in the end-to-end management of our insurance programs. IFM began providing coverage to us as of January 1, 2015. In 2017, we expect accelerated cash tax savings related to coverage provided by IFM will be between $10 million and $15 million.
Share Repurchases
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million shares of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. At January 31, 2017, authorization for $134.1 million of repurchases remained under our share repurchase program.
Repurchase Activity

	Three Months Ended January 31,
(in millions, except per share amounts)	2017	2016
Total number of shares purchased	0.2	0.4
Average price paid per share	$40.07	$28.19
Total cash paid for share repurchases	$7.9	$11.3

Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash used in operating activities of continuing operations was $9.7 million during the three months ended January 31, 2017. Typically, our total operating cash flows in the first quarter are lower than in subsequent quarters of the fiscal year. We expect operating activities of continuing operations to provide positive cash flows for 2017. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable (including receivables from U.S. government contracts, which generally have longer collection periods); the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims.

	Three Months Ended January 31,
(in millions)	2017	2016
Net cash used in operating activities of continuing operations	$(9.7)	$(6.6)
Net cash used in operating activities of discontinued operations	(1.4)	(23.2)
Net cash used in operating activities	(11.1)	(29.8)

Net cash used in investing activities	(29.1)	(87.6)

Net cash provided by financing activities	27.0	119.4
Operating Activities of Continuing Operations
Net cash used in operating activities of continuing operations increased by $3.1 million during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. This increase was primarily related to the timing of client receivable collections, partially offset by the timing of vendor payments.
Operating Activities of Discontinued Operations
Net cash used in operating activities of discontinued operations decreased by $21.8 million during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. This decrease was primarily attributable to the absence of $20.6 million in taxes paid related to the sale of our Security business.
Investing Activities
Net cash used in investing activities decreased by $58.5 million during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. The decrease was primarily related to a $62.4 million year-over-year decrease in cash paid, net of cash acquired, for acquisitions.
Financing Activities
Net cash provided by financing activities decreased by $92.4 million during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. The decrease was primarily related to lower net borrowings of $91.0 million from our line of credit associated with higher borrowings in the first quarter of 2016 to finance the Westway acquisition.
Contingencies
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At January 31, 2017, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $128.4 million. This $128.4 million includes the accrual of $115.0 million in connection with the probable settlements of the Augustus and Karapetyan cases, as well as an accrual for payroll taxes related to the probable settlements of $6.8 million. The remaining $6.6 million relates to various other probable litigation losses. Litigation outcomes are difficult to predict and the estimation of probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. There is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipated.
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
Critical Accounting Policies and Estimates
Our accompanying Financial Statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), which require us to make estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.

Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date/Method of Adoption	Effect on the Financial Statements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles—
Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

Under current U.S. GAAP, entities are required to test goodwill for impairment using a two step approach. Under this ASU, an entity will assess goodwill for impairment by comparing the fair value of a reporting unit to its carrying amount, which is the equivalent of step one under existing guidance. Therefore, this ASU simplifies current U.S. GAAP by removing the second step of the test.
		November 1, 2020 Adoption of this standard will be applied prospectively.	The impact of this ASU will depend on the outcomes of future goodwill impairment tests.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.
This ASU creates a narrower framework to be applied in the determination of whether a set of assets and activities constitutes a business, therefore, reducing the number of transactions that qualify as business combinations.
		November 1, 2018 Adoption of this standard will be applied prospectively.	The adoption of this guidance is not expected to reduce the number of our transactions that qualify as business combinations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).
This ASU introduces a new principles-based framework for revenue recognition and disclosure. The core principle of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services.

November 1, 2018

This standard will be applied as a full retrospective adoption to all periods presented or a modified retrospective adoption approach with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.

We have begun our process for implementing this guidance, including a preliminary review of all revenue streams to identify changes from our current method of revenue recognition. We are continuing to evaluate the impact of this ASU on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes related to market risk from the disclosures in our Annual Report on Form 10-K for the year ended October 31, 2016.
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
There were no other changes in our internal control over financial reporting during the first quarter of 2017 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 12, “Commitments and Contingencies,”  to the Financial Statements in this Form 10-Q.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2016, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million shares of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice.
Repurchase Activity

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
11/1/2016 — 11/30/2016	0.1	$39.64	0.1	$139.6
12/1/2016 — 12/31/2016	0.1	$40.95	0.1	$138.4
1/1/2017 — 1/31/2017	0.1	$40.05	0.1	$134.1
	0.2	$40.07	0.2	$134.1
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
3.1	Bylaws, as amended January 24, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 26, 2017)
10.1‡*
Seventh Amendment, dated as of January 6, 2017, to the Credit Agreement dated as of November 30, 2010, among ABM Industries Incorporated, various financial institutions and Bank of America, N.A., as Administrative Agent

31.1‡	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

‡	Indicates filed herewith

†	Indicates furnished herewith

*	Portions of this document have been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. 240.24b-2

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

March 8, 2017	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 8, 2017	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, and Corporate Controller (Principal Accounting Officer)