Form 10-Q
period 2017-04-30
ABM INDUSTRIES INC /DE/
filed 2017-06-08
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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
__________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of June 1, 2017: 55,769,642

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains both historical and forward-looking statements regarding ABM Industries Incorporated (“ABM”) and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include:

•	changes to our businesses, operating structure, financial reporting structure, or personnel relating to the implementation of our 2020 Vision strategic transformation initiative;

•	unfavorable developments in our class and representative actions and other lawsuits alleging various claims;

•	increases in estimates of ultimate insurance losses;

•	challenges implementing our risk management and safety programs;

•	uncertainty in future cash flows;

•	challenges preserving long-term client relationships, passing through costs to clients, responding to competitive pressures, and retaining qualified personnel;

•	challenges in identifying, acquiring, and integrating businesses;

•	unexpected tax liabilities or changes in tax laws;

•	changes in energy prices or energy regulations;

•	deterioration of general economic conditions and reductions in commercial office building occupancy;

•	impairment of goodwill and long-lived assets;

•	changes in immigration laws or enforcement actions or investigations under such laws;

•	significant delays or reductions in appropriations for our government contracts;

•	failure of our joint venture partners to perform their obligations;
•losses or other incidents at facilities in which we operate;

•	difficulty responding to cyber-security incidents and business interruptions;

•	liabilities associated with participation in multiemployer pension plans;

•	actions of activist investors;

•	operations in areas of military conflict; and

•	weather conditions, catastrophic events, and terrorist attacks.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	April 30, 2017	October 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$55.7	$53.5
Trade accounts receivable, net of allowances of $17.7 and $15.9 at April 30, 2017 and October 31, 2016, respectively	851.8	803.7
Prepaid expenses	72.1	68.0
Other current assets	30.6	30.0
Assets held for sale	51.1	36.1
Total current assets	1,061.3	991.3
Other investments	19.0	17.4
Property, plant and equipment, net of accumulated depreciation of $177.9 and $163.4 at April 30, 2017 and October 31, 2016, respectively	96.4	81.8
Other intangible assets, net of accumulated amortization of $168.7 and $157.0 at April 30, 2017 and October 31, 2016, respectively	101.5	103.8
Goodwill	924.8	912.8
Deferred income taxes, net	76.9	37.4
Other noncurrent assets	114.3	134.3
Total assets	$2,394.2	$2,278.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$191.1	$174.3
Accrued compensation	116.5	130.7
Accrued taxes—other than income	51.4	40.6
Insurance claims	93.1	92.2
Income taxes payable	10.5	6.3
Legal settlements from discontinued operations	121.8	—
Other accrued liabilities	138.4	135.9
Liabilities held for sale	17.3	16.8
Total current liabilities	740.1	596.8
Noncurrent income taxes payable	34.1	33.4
Line of credit	277.9	268.3
Deferred income tax liability, net	3.3	3.5
Noncurrent insurance claims	346.4	331.6
Other noncurrent liabilities	54.8	71.2
Total liabilities	1,456.6	1,304.8
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,759,780 and 55,599,322 shares issued and outstanding at April 30, 2017 and October 31, 2016, respectively	0.6	0.6
Additional paid-in capital	249.2	248.6
Accumulated other comprehensive loss, net of taxes	(23.7)	(31.6)
Retained earnings	711.5	756.4
Total stockholders’ equity	937.6	974.0
Total liabilities and stockholders’ equity	$2,394.2	$2,278.8

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Revenues	$1,310.5	$1,257.1	$2,637.2	$2,525.5
Operating expenses	1,164.6	1,127.5	2,359.7	2,268.9
Selling, general and administrative expenses	100.7	102.4	198.0	202.2
Restructuring and related expenses	5.8	8.8	10.8	16.0
Amortization of intangible assets	5.8	6.6	11.3	13.0
Impairment recovery	(17.4)	—	(17.4)	—
Operating profit	51.0	11.8	74.8	25.4
Income from unconsolidated affiliates, net	0.9	0.9	2.3	3.3
Interest expense	(3.0)	(2.4)	(6.3)	(5.1)
Income from continuing operations before income taxes	48.9	10.3	70.9	23.6
Income tax provision	(17.3)	(3.5)	(23.2)	(3.2)
Income from continuing operations	31.6	6.8	47.7	20.4
Net loss from discontinued operations	(0.4)	(2.4)	(73.2)	(2.0)
Net income (loss)	31.3	4.4	(25.5)	18.4
Other comprehensive income (loss)
Foreign currency translation	3.0	4.1	6.3	(4.4)
Other	—	0.1	1.6	0.2
Comprehensive income (loss)	$34.3	$8.6	$(17.6)	$14.2
Net income (loss) per common share — Basic
Income from continuing operations	$0.56	$0.12	$0.85	$0.36
Loss from discontinued operations	(0.01)	(0.04)	(1.31)	(0.04)
Net income (loss)	$0.56	$0.08	$(0.46)	$0.32
Net income (loss) per common share — Diluted
Income from continuing operations	$0.56	$0.12	$0.84	$0.36
Loss from discontinued operations	(0.01)	(0.04)	(1.29)	(0.04)
Net income (loss)	$0.55	$0.08	$(0.45)	$0.32
Weighted-average common and common equivalent shares outstanding
Basic	56.0	56.4	56.0	56.5
Diluted	56.5	56.9	56.6	57.0
Dividends declared per common share	$0.170	$0.165	$0.340	$0.330
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended April 30,
(in millions)	2017	2016
Cash flows from operating activities
Net (loss) income	$(25.5)	$18.4
Net loss from discontinued operations	73.2	2.0
Income from continuing operations	47.7	20.4
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	28.5	29.2
Impairment recovery	(17.4)	—
Deferred income taxes	9.7	8.0
Share-based compensation expense	7.3	7.4
Provision for bad debt	2.0	9.8
Discount accretion on insurance claims	0.1	0.1
Gain on sale of assets	(0.1)	(0.1)
Income from unconsolidated affiliates, net	(2.3)	(3.3)
Distributions from unconsolidated affiliates	0.8	4.5
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(47.3)	12.4
Prepaid expenses and other current assets	(2.7)	3.4
Other noncurrent assets	(6.4)	(0.4)
Trade accounts payable and other accrued liabilities	1.1	(10.7)
Insurance claims	15.6	7.3
Income taxes payable	5.1	(11.6)
Other noncurrent liabilities	8.4	2.6
Total adjustments	2.4	58.6
Net cash provided by operating activities of continuing operations	50.1	79.0
Net cash used in operating activities of discontinued operations	(2.0)	(22.5)
Net cash provided by operating activities	48.1	56.5
Cash flows from investing activities
Additions to property, plant and equipment	(27.8)	(15.7)
Proceeds from sale of assets	0.4	0.4
Purchase of businesses, net of cash acquired	(18.6)	(81.0)
Proceeds from redemption of auction rate security	—	5.0
Net cash used in investing activities of continuing operations	(46.0)	(91.3)
Net cash used in investing activities of discontinued operations	—	(3.1)
Net cash used in investing activities	(46.0)	(94.4)
Cash flows from financing activities
Proceeds from issuance of share-based compensation awards, net of taxes withheld	0.8	2.6
Incremental tax benefit from share-based compensation awards	—	0.5
Repurchases of common stock	(7.9)	(21.5)
Dividends paid	(18.9)	(18.5)
Deferred financing costs paid	—	(0.1)
Borrowings from line of credit	441.9	536.6
Repayment of borrowings from line of credit	(432.3)	(485.7)
Financing of energy savings performance contracts	2.6	10.5
Changes in book cash overdrafts	17.2	4.8
Payment of contingent consideration	(3.8)	—
Repayment of capital lease obligations	(0.1)	(0.6)
Net cash (used in) provided by financing activities	(0.5)	28.6
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.5)
Net increase (decrease) in cash and cash equivalents	2.2	(9.8)
Cash and cash equivalents at beginning of year	53.5	55.5
Cash and cash equivalents at end of period	$55.7	$45.7
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. THE COMPANY AND NATURE OF OPERATIONS
ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of integrated facility solutions, customized by industry, that enable our clients to deliver exceptional facilities experiences. We are organized into five industry groups and one Technical Solutions segment:
Through these groups, we offer a full complement of solutions, including janitorial, facilities engineering, and parking, on a stand-alone basis or in combination with each other or with specialized mechanical and electrical technical solutions.
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
Prior Year Reclassifications
Effective November 1, 2016, we reorganized our reportable segments to reflect how we now manage our business by industry group. We have revised our prior period segment information to reflect this reorganization, including a related reclassification of certain Corporate expenses. See Note 15, “Segment Information,” for further information. Concurrent with the reorganization, we recategorized certain expenses that were historically included in operating expenses to selling, general and administrative expenses. To conform to the new categorization, we reclassified operating expenses of $4.9 million and $9.8 million for the three- and six-month periods ended April 30, 2016, respectively, to selling, general and administrative expenses.
As discussed in Note 4, “Held for Sale,” we reclassified certain prior year amounts in the accompanying unaudited consolidated balance sheets from held-for-sale to held-and-used. In addition, certain amounts in the statements of cash flows have been reclassified to conform with the current year presentation.
Assets and Liabilities Held for Sale
During the fourth quarter of 2016, we made the decision to divest our Government Services business. The assets and liabilities of this business have been classified as held for sale at April 30, 2017 and October 31, 2016. Subsequent to the second quarter, we completed the sale of this business. See Note 4, “Held for Sale,” for further information.
Rounding
We round amounts in the Financial Statements to millions and calculate all percentages and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.

Management Reimbursement Revenue by Segment
We operate certain parking facilities under managed location arrangements. Under these arrangements, we manage the parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. These revenues and expenses are reported in equal amounts for costs reimbursed from our managed locations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2017	2016	2017	2016
Business & Industry	$58.1	$57.2	$115.9	$113.7
Aviation	16.2	21.1	32.7	40.8
Emerging Industries Group	4.8	4.2	9.3	8.1
Total	$79.1	$82.5	$158.0	$162.6
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
Rollforward of Restructuring and Related Liabilities

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit	Total
Balance, October 31, 2016	$1.2	$3.8	$0.5	$2.5	$8.0
Costs recognized	4.6	1.0	3.7	1.5	10.8
Payments	(4.8)	(2.4)	(3.8)	(1.5)	(12.5)
Balance, April 30, 2017	$1.0	$2.4	$0.4	$2.5	$6.3

We have incurred cumulative 2020 Vision restructuring and related charges of $52.5 million, including external support fees of $20.5 million, employee severance costs of $14.3 million, other project fees of $8.4 million, and both asset impairment and lease exit costs of $4.7 million.

4. HELD FOR SALE
    During the fourth quarter of 2016, in connection with the key priorities of our 2020 Vision, we made the decision to divest our Government Services business and accordingly classified the assets and liabilities of the business as held for sale. We engaged a third-party broker to assist in the divestiture process. In connection with the held-for-sale classification in 2016, we wrote down goodwill and long-lived assets of this business by $22.5 million to reflect our best estimate of fair value less costs to sell using all information available at that time. During the second quarter of 2017, we received an offer from a strategic buyer to purchase our Government Services business for approximately $35.0 million, which was higher than our previous estimate of fair value less costs to sell. As a result, in the second quarter of 2017 we recorded a $17.4 million impairment recovery to adjust the fair value of certain previously impaired assets to the valuation of the assets as implied by the agreed-upon sales price, less estimated costs to sell. Subsequent to the second quarter, on May 31, 2017, we completed the sale of this business for $35.5 million, subject to certain post-closing adjustments.
Major Classes of Assets and Liabilities Held for Sale at Estimated Fair Value

(in millions)	April 30, 2017	October 31, 2016
Trade accounts receivable, net	$25.9	$23.8
Investments in unconsolidated affiliates	12.0	7.7
Goodwill	6.0	—
Other intangible assets, net	4.4	—
Other assets	2.8	4.5
Assets held for sale	51.1	36.1

Trade accounts payable	11.8	11.8
Other liabilities	5.5	4.8
Liabilities held for sale	$17.3	$16.8
As of October 31, 2016, we reclassified $8.1 million of trade accounts receivable, net and $2.6 million of trade accounts payable from held-for-sale to held-and-used based on the terms of the agreement to sell this business.
5. DISCONTINUED OPERATIONS
Following the sale of our Security business in 2015, we record all costs associated with this former business in discontinued operations. Such costs typically relate to legal cases and insurance reserves. For the six months ended April 30, 2017, we incurred a net loss from discontinued operations of $73.2 million (a pretax loss of $123.7 million). As described in Note 12, “Commitments and Contingencies,” this loss primarily relates to the probable settlements of the Augustus and Karapetyan cases. We recorded the liability for these probable settlements within “Legal settlements from discontinued operations” on the accompanying unaudited consolidated balance sheets.

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
Effective December 1, 2016, we also acquired all of the outstanding stock of OFJ Connections Ltd (“OFJ”), a provider of airport transportation services in the United Kingdom, for a purchase price of $6.3 million, subject to post-closing adjustments. As of December 1, 2016, the operations of OFJ are included in our Aviation segment.
2016 Acquisitions
Effective September 30, 2016, we acquired all of the outstanding stock of BRBIBR Limited, a company which holds all of the outstanding shares of 8 Solutions Ltd. (“8 Solutions”), a provider of technical cleaning services to data centers in the United Kingdom and certain other locations, for a purchase price of $16.1 million. As of September 30, 2016, the operations of 8 Solutions are included in our Business & Industry segment. 8 Solutions has been renamed ABM Critical Solutions Limited.
Effective December 1, 2015, we acquired all of the outstanding stock of Westway Services Holdings (2014) Ltd. (“Westway”), a provider of technical services to clients in the United Kingdom, for a purchase price of $81.0 million. This acquisition expanded the geographical reach of our technical solutions business to the United Kingdom, resulting in the allocation of a significant portion of the purchase price to goodwill. As such, we recorded goodwill and intangible assets of $53.8 million and $22.5 million, respectively. The goodwill associated with this acquisition is not deductible for tax purposes. As of December 1, 2015, the operations of Westway are included in our Technical Solutions segment.
Pro Forma and Other Supplemental Financial Information
Pro forma and other supplemental financial information is not presented for these acquisitions, as they are not considered material business combinations individually or on a combined basis.

7. NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted Net Income (Loss) Per Common Share Calculations

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Income from continuing operations	$31.6	$6.8	$47.7	$20.4
Net loss from discontinued operations	(0.4)	(2.4)	(73.2)	(2.0)
Net income (loss)	$31.3	$4.4	$(25.5)	$18.4

Weighted-average common and common equivalent shares outstanding — Basic	56.0	56.4	56.0	56.5
Effect of dilutive securities
Restricted stock units	0.3	0.2	0.3	0.2
Stock options	0.2	0.2	0.2	0.2
Performance shares	—	0.1	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	56.5	56.9	56.6	57.0

Net income (loss) per common share — Basic
Income from continuing operations	$0.56	$0.12	$0.85	$0.36
Loss from discontinued operations	(0.01)	(0.04)	(1.31)	(0.04)
Net income (loss)	$0.56	$0.08	$(0.46)	$0.32

Net income (loss) per common share — Diluted
Income from continuing operations	$0.56	$0.12	$0.84	$0.36
Loss from discontinued operations	(0.01)	(0.04)	(1.29)	(0.04)
Net income (loss)	$0.55	$0.08	$(0.45)	$0.32
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2017	2016	2017	2016
Anti-dilutive	—	—	—	0.2

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	April 30, 2017	October 31, 2016
Assets held in funded deferred compensation plan(1)	1	$5.0	$4.9
Investments in auction rate securities(2)	3	8.0	8.0
Interest rate swaps(3)	2	2.8	0.2
Cash and cash equivalents(4)	1	55.7	53.5
Insurance deposits(5)	1	11.2	11.2
Contingent consideration liability(6)	3	0.9	3.8
Line of credit(7)	2	277.9	268.3
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
(6) Certain of our acquisitions involve the payment of contingent consideration. The fair value of these liabilities is based on the expected achievement of certain pre-established revenue goals. At October 31, 2016, we had one contingent consideration liability included in “Other accrued liabilities” on the accompanying unaudited consolidated balance sheets. During the three months ended April 30, 2017, the income-related target for that acquisition was achieved, resulting in the payment of $3.8 million to the seller. In connection with the MSI acquisition, we recorded one new contingent consideration liability during 2017, which is included in “Other noncurrent liabilities” on the accompanying unaudited consolidated balance sheets.
(7) Represents outstanding borrowings under our syndicated line of credit. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit approximates the fair value. See Note 11, “Line of Credit,” for further information.
During the six months ended April 30, 2017, we had no transfers of assets or liabilities between any of the hierarchy levels.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
We measure certain assets at fair value on a non-recurring basis, which are subject to fair value adjustments in certain circumstances. These assets can include: goodwill; intangible assets; property, plant and equipment; and other long-lived assets that have been reduced to fair value when they are held for sale.
As discussed in Note 4, “Held for Sale,” during the three months ended April 30, 2017, we recorded a $17.4 million impairment recovery to adjust the fair value of certain previously impaired assets to the valuation of the assets as implied by the agreed-upon sales price, less estimated costs to sell. This represents a Level 3 input under the fair value hierarchy.

In addition, on November 1, 2016, we reorganized our reportable segments and goodwill reporting units. As such, we performed a goodwill impairment test immediately before and after the segment realignment. We estimated the fair value of goodwill using the income and market approaches, which utilize expected cash flows using Level 3 inputs. This analysis required the exercise of significant judgments, including the identification of reporting units as well as the evaluation of recent indicators of market activity, estimated future cash flows, discount rates, and other factors. As a result of this analysis, we concluded that the estimated fair value of each reporting unit substantially exceeded its carrying value and that no further evaluation of impairment was necessary.
9. AUCTION RATE SECURITIES
At April 30, 2017 and October 31, 2016, we held investments in auction rate securities from two different issuers that had an aggregate original principal amount of $10.0 million and an amortized cost and fair value of $8.0 million. These two auction rate securities are debt instruments with stated maturities in 2036 and 2050. The interest rates for these securities are designed to be reset through Dutch auctions approximately every thirty days, but auctions for these securities have not occurred since August 2007.
At April 30, 2017 and October 31, 2016, there were no unrealized gains or losses on our auction rate securities included in accumulated other comprehensive loss, net of taxes (“AOCL”), and the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.
Significant Assumptions Used to Determine the Fair Values of Our Auction Rate Securities

Assumption	April 30, 2017	October 31, 2016
Discount rates	L + 0.38% and L + 1.00%	L + 0.46% and L + 1.30%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
L – One Month LIBOR
10. INSURANCE
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million of exposure on a per-occurrence basis, either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits ranging between $1.0 million and $5.0 million per occurrence. To cover general liability and automobile liability losses above these primary limits, we maintain commercial umbrella insurance policies that provide aggregate limits of $200.0 million. Our insurance policies generally cover workers’ compensation losses to the full extent of statutory requirements. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide per occurrence limits of $75.0 million. We are also self-insured for certain employee medical and dental plans. We maintain stop-loss insurance for our self-insured medical plan under which we retain up to $0.4 million of exposure on a per-participant, per-year basis with respect to claims.
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
Actuarial Review Performed During the First Quarter of 2017
During the three months ended January 31, 2017, we performed an actuarial review for the majority of our casualty insurance programs. This review considered all changes in claim developments and claim payment activity for the period commencing May 1, 2016 and ending October 31, 2016. We performed this review for all policy years in which open claims existed. This review indicated unfavorable developments in our estimates of ultimate losses related to certain general liability and workers’ compensation claims. During the three months ended April 30, 2017, we continued to see a similar trend in adverse developments related to prior year claims.
We are experiencing a moderately reduced frequency of claims in our general liability program. However, we experienced adverse developments in prior year claims, which are largely attributable to adjustments on certain property damage claims and to losses for alleged bodily injuries. The average incurred cost for our less severe claims was also higher than expected, and this contributed to the increase in projected cost estimates.
We are experiencing a reduced frequency of claims in our workers’ compensation program. However, our estimate of ultimate losses was negatively impacted by increases in projected costs for a significant number of prior year claims in California and New York. Statutory, regulatory, and legal developments have negatively impacted how these claims affect our Company.
After analyzing the recent loss developments against benchmarks and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims for prior periods by $5.0 million at January 31, 2017. As we continue to see a similar trend in adverse developments, at April 30, 2017 we increased our reserves by an additional $5.0 million, resulting in a total increase to our reserves for claims related to prior periods of $10.0 million.
During the third quarter of 2017, comprehensive actuarial evaluations are expected to be completed for our significant insurance programs using recent claims data.
Insurance Related Balances and Activity

(in millions)	April 30, 2017	October 31, 2016
Insurance claim reserves excluding medical and dental	$432.7	$417.9
Medical and dental claim reserves	6.8	5.9
Insurance recoverables	69.8	69.7
At April 30, 2017 and October 31, 2016, insurance recoverables are included in “Other current assets” and “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	April 30, 2017	October 31, 2016
Standby letters of credit	$120.1	$118.3
Surety bonds	59.5	57.2
Restricted insurance deposits	11.2	11.2
Total	$190.8	$186.7
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
The Credit Agreement contains certain financial covenants that include a maximum leverage ratio of 3.25 to 1.0 (except as described below) and a minimum fixed charge coverage ratio of 1.50 to 1.0. In addition, we are required to maintain a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholders’ equity beginning on November 30, 2010. In the event of a material acquisition, as defined in the Credit Agreement, we may elect to increase the leverage ratio to 3.50 to 1.0 for a total of four fiscal quarters. On January 6, 2017, ABM entered into an amendment (the “Seventh Amendment”) to the Credit Agreement that amends, among other things, the calculations of certain financial covenants to incorporate adjustments with respect to particular cash and non-cash charges, including any reserves, taken in connection with certain litigation. As of April 30, 2017, we were in compliance with the covenants under our Credit Agreement.
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
Facility Information

(in millions)	April 30, 2017	October 31, 2016
Cash borrowings	$277.9	$268.3
Standby letters of credit	128.9	130.9
Borrowing capacity(1)	393.2	400.8
(1) At April 30, 2017, current covenant restrictions limit our borrowing capacity to $262.1 million. However, the leverage ratio could increase for up to four fiscal quarters if we complete a material acquisition, as defined in the Credit Agreement.
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
At April 30, 2017 and October 31, 2016, the amounts recorded in AOCL were $1.6 million and $0.2 million, respectively. At April 30, 2017, the amount expected to be reclassified from AOCL to earnings during the next twelve months was $0.7 million.

12. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of April 30, 2017, these letters of credit and surety bonds totaled $128.9 million and $546.6 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At April 30, 2017 and October 31, 2016, total guarantees were $88.5 million and $60.9 million, respectively, and these guarantees extend through 2032 and 2031, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
Sales Tax Audits
We collect sales tax from clients and remit those collections to the applicable states. When clients fail to pay their invoices, including the amount of any sales tax that we advanced on their behalf, in some cases we are entitled to seek a refund of that amount of sales tax from the applicable state. Sales tax laws and regulations enacted by the various states are subject to interpretation, and our compliance with such laws is routinely subject to audit and review by such states. Audit risk is concentrated in several states, and these states are conducting ongoing audits. The outcomes of ongoing and any future audits and changes in the states’ interpretation of the sales tax laws and regulations could materially adversely impact our results of operations.
Legal Matters
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At April 30, 2017, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $129.0 million. This $129.0 million includes the accrual of $115.0 million in connection with the probable settlements of the Augustus and Karapetyan cases discussed below, as well as an accrual for payroll taxes related to the probable settlements of $6.8 million. The remaining $7.2 million relates to various other probable litigation losses. Litigation outcomes are difficult to predict, and the estimation of probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. There is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipated.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $16 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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

The Consolidated Cases of Augustus, Hall, and Davis, et al. v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)

The Augustus case is a certified class action involving alleged violations of certain California state laws relating to rest breaks. The case centers on whether requiring security guards to remain on call during rest breaks violated Section 226.7 of the California Labor Code. On February 8, 2012, the plaintiffs filed a motion for summary judgment on the rest break claim, and on July 31, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), entered judgment in favor of plaintiffs in the amount of approximately $89.7 million (the “common fund”). Subsequently, the Superior Court also awarded plaintiffs’ attorneys’ fees of approximately $4.5 million in addition to approximately 30% of the common fund. Under California law, post-judgment interest on a judgment accrues at a rate of 10% simple interest per year from the date the judgment is entered until it is satisfied. We appealed the Superior Court’s rulings to the Court of Appeals of the State of California, Second Appellate District (the “Appeals Court”). On December 31, 2014, the Appeals Court issued its opinion, reversing the judgment in favor of the plaintiffs and vacating the award of $89.7 million in damages and the attorneys’ fees award. The plaintiffs filed a petition for review with the California Supreme Court on March 4, 2015, and on April 29, 2015, the California Supreme Court granted the plaintiffs’ petition. On December 22, 2016, the California Supreme Court rendered its decision, holding that on-call and on-duty rest breaks are prohibited by California law, and reversed the Appeals Court judgment on this issue. The amount of post-judgment interest as of December 22, 2016 was approximately $41.2 million.
On February 6, 2017, ABM Security Services, Inc., a wholly-owned subsidiary of ABM Industries Incorporated, entered into a Class Action Settlement and Release with Plaintiffs Jennifer Augustus, Delores Hall, Emanuel Davis, and Carlton Anthony Waite, on behalf of themselves and the settlement class members, to settle the Augustus case on a class-wide basis for $110.0 million (the “Augustus Settlement Agreement”). On March 17, 2017, the Augustus Settlement Agreement was amended to address certain procedural matters. The Augustus Settlement Agreement, as amended, is contingent upon the approval of the Superior Court. On April 6, 2017, the Superior Court granted preliminary approval of the class action settlement. Notice to the class members was sent on April 24, 2017 and they have until June 8, 2017 to file any objections to the settlement. The Superior Court scheduled a final approval hearing for June 30, 2017.
Karapetyan v. ABM Industries Incorporated and ABM Security Services, Inc., et al. filed on October 23, 2015, pending in the United States District Court for the Central District of California (the “Karapetyan case”)
The Karapetyan case is a putative class action in which the plaintiff seeks to represent a class of security guards who worked during time periods subsequent to the class period in the Augustus case. The plaintiff alleges that ABM violated certain California state laws relating to meal and rest breaks and other wage and hour claims. On January 30, 2017, ABM entered into a Settlement Term Sheet with plaintiff to settle the case on a class-wide basis for $5.0 million. On April 17, 2017, ABM Industries Incorporated, ABM Security Services, Inc., ABM Onsite Services, Inc., and ABM Onsite Services – West, Inc. entered into a Class Action Settlement and Release with Plaintiff Vardan Karapetyan, on behalf of himself and the settlement class members, to settle the Karapetyan case (the “Karapetyan Settlement Agreement”) on a class-wide basis for $5.0 million. This settlement is contingent upon the final approval by the United States District Court for the Central District of California and the final approval by the Superior Court of the Augustus Settlement Agreement.

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

Hussein and Hirsi v. Air Serv Corporation filed on January 20, 2016, pending in the United States District Court for the Western District of Washington at Seattle (the “Hussein case”)

The Hussein case is a certified class action involving a class of certain hourly Air Serv employees at Seattle-Tacoma International Airport in SeaTac, Washington. The plaintiffs allege that Air Serv violated a minimum wage requirement in an ordinance applicable to certain employers in the local city of SeaTac (“the Ordinance”). Plaintiffs seek retroactive wages, double damages, interest, and attorneys’ fees. This matter was removed to federal court. In a separate lawsuit brought by Filo Foods, LLC, Alaska Airlines, and several other employers at SeaTac airport, the King County Superior Court issued a decision that invalidated the Ordinance as it applied to workers at SeaTac airport. Subsequently, the Washington Supreme Court reversed the Superior Court’s decision. There are disputes in federal court concerning the legality of the Ordinance, its applicability to employers at SeaTac airport, and whether the plaintiffs are entitled to retroactive wages, double damages, interest, and attorneys’ fees. On February 7, 2017, a new lawsuit styled Abdirizak Isse et al. v. Air Serv Corporation (the “Isse case”), pending in the Superior Court of Washington for King County, was filed against Air Serv on behalf of sixty individual plaintiffs (who would otherwise be members of the Hussein class) who allege failure to comply with both the minimum wage provision and the sick and safe time provision of the Ordinance. The plaintiffs seek retroactive wages and sick benefits, double damages for wages and sick benefits, interest, and attorneys’ fees. The Isse case has since been expanded to ninety-two individual plaintiffs. In the event of a judgment against us in the Hussein case or the Isse case, we intend to seek reimbursement from our clients.

13. COMMON STOCK
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million shares of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. At April 30, 2017, authorization for $134.1 million of repurchases remained under our share repurchase program.
Repurchase Activity

	Six Months Ended April 30,
(in millions, except per share amounts)	2017	2016
Total number of shares purchased	0.2	0.7
Average price paid per share	$40.07	$29.82
Total cash paid for share repurchases	$7.9	$21.5
14. INCOME TAXES
Our quarterly provision for income taxes is calculated using an estimated annual effective income tax rate, which is adjusted for discrete items that occur during the reporting period.

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Effective tax rate on income from continuing operations	35.3%	34.2%	32.7%	13.6%
The effective tax rate for the six months ended April 30, 2017 was favorably impacted by $2.1 million of excess tax benefits related to the vesting of share-based compensation awards and the 2017 Work Opportunity Tax Credits (“WOTC”) for new hires. The effective tax rate for the six months ended April 30, 2016 was favorably impacted by $4.8 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2015 and the impact of the 2016 WOTC for new hires.

15. SEGMENT INFORMATION
Effective November 1, 2016, we reorganized our reportable segments to reflect how we now manage our business by industry group. We have aggregated various operating segments into reportable segments based upon similar economic characteristics, services, processes, and customers. Our new reportable segments consist of Business & Industry (“B&I”), Aviation, Emerging Industries Group, Technical Solutions, and Government Services, as further described below.

REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I represents our largest reportable segment. It encompasses janitorial, facilities engineering, and parking services to commercial real estate industries, sports and entertainment venues, and industrial and manufacturing sites.

Aviation
Aviation includes services supporting airlines and airports. A wide array of services that support the needs of our clients are included in this segment, ranging from parking and janitorial to passenger assistance, catering, air cabin maintenance, and transportation. Aviation also includes one of our investments in an unconsolidated affiliate that was previously part of our government business under our legacy Building & Energy Solutions segment.

Emerging Industries Group
Our Emerging Industries Group encompasses janitorial, facilities engineering, and parking services for the Education, Healthcare, and High Tech industries, which have been combined into one reportable segment.

Technical Solutions
Technical Solutions provides specialized mechanical and electrical services. These services can also be leveraged for cross-selling within B&I, Aviation, and the Emerging Industries Group, both domestically and internationally.

Government Services
Our held-for-sale Government Services business provides specialty solutions in support of U.S. government entities, such as: construction management; healthcare support; leadership development; military base operations; and other mission support services.

Financial Information by Reportable Segment

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2017	2016	2017	2016
Revenues
Business & Industry	$732.6	$730.4	$1,487.6	$1,474.0
Aviation	232.2	203.0	464.2	406.8
Emerging Industries Group	192.0	195.0	392.6	394.1
Technical Solutions	110.8	100.9	218.5	194.4
Government Services	42.9	27.7	74.3	56.2
	$1,310.5	$1,257.1	$2,637.2	$2,525.5
Operating profit (loss)
Business & Industry	$41.0	$32.6	$73.4	$61.0
Aviation	7.6	5.5	13.0	9.4
Emerging Industries Group	12.0	12.9	24.4	27.8
Technical Solutions	10.6	4.3	18.8	8.3
Government Services	18.2	(1.5)	20.0	(1.3)
Corporate	(36.4)	(40.3)	(71.0)	(75.5)
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(1.1)	(0.8)	(2.4)	(3.3)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.8)	(0.9)	(1.4)	(1.1)
	51.0	11.8	74.8	25.4
Income from unconsolidated affiliates, net	0.9	0.9	2.3	3.3
Interest expense	(3.0)	(2.4)	(6.3)	(5.1)
Income from continuing operations before income taxes	$48.9	$10.3	$70.9	$23.6
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
16. SUBSEQUENT EVENTS
On May 31, 2017, we completed the sale of the Government Services business for $35.5 million, subject to certain post-closing adjustments.

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
In September 2015, we announced a comprehensive transformation initiative (“2020 Vision”) intended to drive long-term profitable growth through an industry-based go-to-market approach. Our 2020 Vision involves a three-phase approach: Phase 1, which we completed on November 1, 2016, involved a realignment of our organization; Phase 2 focuses on improvements to our operational framework to promote efficiencies and process enhancements; and in Phase 3, on the foundation of benefits realized from Phases 1 and 2, we anticipate accelerating growth with our industry-based go-to-market service model. Since the inception of our 2020 Vision, we have made progress on the following four operating priorities:

•	Organizational Realignment

•	Consistent Excellence

•	Cost Optimization

•	Talent Development
2020 Vision Developments in 2017
We have been identifying enterprise-wide standard operating procedures and migrating more of our back office functions to our shared services center. In addition, we are continuing to consolidate our procurement activities. We are also making certain investments in technology platforms to help drive and sustain 2020 Vision performance. By prioritizing these initiatives, we believe that we are building a foundation that should enable us to deliver leading industry-based facility solutions. During the first half of 2017, we realized approximately $10 million in incremental savings from these initiatives and anticipate $10 million in incremental savings for the second half of 2017. With the progress made to date on our industry realignment, cost optimizations, and identification of standard operating procedures, we believe we are on track to capture cost savings and deliver long-term profitable growth.

Segment Reporting Under Our 2020 Vision

Following completion of Phase 1 of our 2020 Vision on November 1, 2016, our business is now organized into five industry groups and one Technical Solutions segment:
After establishing this industry-based structure, we identified our operating segments and aggregated them into reportable segments based on similar economic characteristics, services, processes, and customers. As a result, our new reportable segments consist of Business & Industry (“B&I”), Aviation, Emerging Industries Group, Technical Solutions, and held-for-sale Government Services, as further described below.

REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I represents our largest reportable segment. It encompasses janitorial, facilities engineering, and parking services to commercial real estate industries, sports and entertainment venues, and industrial and manufacturing sites.

Aviation
Aviation includes services supporting airlines and airports. A wide array of services that support the needs of our clients are included in this segment, ranging from parking and janitorial to passenger assistance, catering, air cabin maintenance, and transportation. Aviation also includes one of our investments in an unconsolidated affiliate that was previously part of our government business under our legacy Building & Energy Solutions segment.

Emerging Industries Group
Our Emerging Industries Group encompasses janitorial, facilities engineering, and parking services for the Education, Healthcare, and High Tech industries, which have been combined into one reportable segment.

Technical Solutions
Technical Solutions provides specialized mechanical and electrical services. These services can also be leveraged for cross-selling within B&I, Aviation, and the Emerging Industries Group, both domestically and internationally.

Government Services
Our held-for-sale Government Services business provides specialty solutions in support of U.S. government entities, such as: construction management; healthcare support; leadership development; military base operations; and other mission support services.

We have revised our prior period segment information to reflect this reorganization, including a related reclassification of certain Corporate expenses. Concurrent with the reorganization, we recategorized certain expenses that were historically included in operating expenses to selling, general and administrative expenses. To conform to the new categorization, we reclassified operating expenses of $4.9 million and $9.8 million for the three- and six-month periods ended April 30, 2016, respectively, to selling, general and administrative expenses.

2020 Vision Restructuring and Related Costs
In connection with the execution of our 2020 Vision, we anticipated total pre-tax restructuring and related charges would range from $45 million to $60 million. We expected these costs to consist of employee severance from $17 million to $20 million, external support fees from $14 million to $19 million, other project fees from $7 million to $8 million, lease exit costs related to real estate consolidation from $5 million to $10 million, and the write-down of certain investments from $2 million to $3 million.

(in millions)	Three Months Ended April 30, 2017	Six Months Ended April 30, 2017	Cumulative
External Support Fees	$3.3	$4.6	$20.5
Employee Severance	0.4	1.0	14.3
Other Project Fees	1.0	3.7	8.4
Asset Impairment	—	—	4.7
Lease Exit	1.0	1.5	4.7
Total	$5.8	$10.8	$52.5
Developments and Trends
Government Services
During the fourth quarter of 2016, in connection with the key priorities of our 2020 Vision, we made the decision to divest our Government Services business and accordingly classified the assets and liabilities of the business as held for sale. We engaged a third-party broker to assist in the divestiture process. In connection with the held-for-sale classification in 2016, we wrote down goodwill and long-lived assets of this business by $22.5 million to reflect our best estimate of fair value less costs to sell using all information available at that time. During the second quarter of 2017, we received an offer from a strategic buyer to purchase our Government Services business for approximately $35.0 million, which was higher than our previous estimate of fair value less costs to sell. As a result, in the second quarter of 2017 we recorded a $17.4 million impairment recovery to adjust the fair value of certain previously impaired assets to the valuation of the assets as implied by the agreed-upon sales price, less estimated costs to sell. Subsequent to the second quarter, on May 31, 2017, we completed the sale of this business for $35.5 million, subject to certain post-closing adjustments.
Legal

On February 6, 2017, ABM Security Services, Inc., a wholly-owned subsidiary of ABM Industries Incorporated, entered into a Class Action Settlement and Release with Plaintiffs Jennifer Augustus, Delores Hall, Emanuel Davis, and Carlton Anthony Waite, on behalf of themselves and the settlement class members, to settle the Consolidated Cases of Augustus, Hall, and Davis, et al. v. American Commercial Security Services, on a class-wide basis for $110.0 million (the “Augustus Settlement Agreement”). On March 17, 2017, the Augustus Settlement Agreement was amended to address certain procedural matters. The Augustus Settlement Agreement, as amended, is contingent upon the approval of the Superior Court of California, Los Angeles County (the “Superior Court”). On April 6, 2017, the Superior Court granted preliminary approval of the class action settlement. Notice to the class members was sent on April 24, 2017 and they have until June 8, 2017 to file any objections to the settlement. The Superior Court scheduled a final approval hearing for June 30, 2017.
We also entered into a Settlement Term Sheet on January 30, 2017 with plaintiff in connection with Karapetyan v. ABM Industries Incorporated and ABM Security Services, Inc., et al. (the “Karapetyan case”) to settle the case on a class-wide basis for $5.0 million. The Karapetyan case is a putative class action in which the plaintiff seeks to represent a class of security guards that alleges violations of certain California state laws relating to meal and rest breaks and other wage and hour claims. On April 17, 2017, ABM Industries Incorporated, ABM Security Services, Inc., ABM Onsite Services, Inc., and ABM Onsite Services – West, Inc. entered into a Class Action Settlement and Release with Plaintiff Vardan Karapetyan, on behalf of himself and the settlement class members, to settle the Karapetyan case (the “Karapetyan Settlement Agreement”) on a class-wide basis for $5.0 million. This settlement is contingent upon the final approval by the United States District Court for the Central District of California and the final approval by the Superior Court of the Augustus Settlement Agreement.

If the Augustus Settlement Agreement is approved by the Superior Court, we will be obligated to pay $110.0 million with respect to the settlement amount and an additional $6.3 million related to payroll taxes. Under the terms of the Augustus Settlement Agreement, we will pay $55.0 million of the $110.0 million by either April 1, 2017 or within fourteen days after final approval by the Superior Court, whichever date is later; we will pay the remaining $55.0 million by either September 1, 2017 or within fourteen days after the final approval by the Superior Court, whichever date is later. We expect to fund the payments from operating cash flows and from our available line of credit.
These settlements are tax deductible and will result in an estimated $50 million in cash tax savings, which we expect to receive primarily in 2018. As a result of these probable settlements, we are reevaluating certain uses of cash in the short term, including share repurchases.
Insurance
During the three months ended January 31, 2017, we performed an actuarial review for the majority of our casualty insurance programs. This review indicated unfavorable developments in our estimates of ultimate losses related to certain general liability and workers’ compensation claims. During the three months ended April 30, 2017, we continued to see a similar trend in adverse developments related to prior year claims. After analyzing the recent loss developments against benchmarks and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims for prior periods by $5.0 million at January 31, 2017. As we continue to see a similar trend in adverse developments, at April 30, 2017 we increased our reserves by an additional $5.0 million, resulting in a total increase to our reserves for claims related to prior periods of $10.0 million. During the third quarter of 2017, comprehensive actuarial evaluations are expected to be completed for our significant insurance programs using recent claims data.
Key Financial Highlights

•	Revenues increased by $53.4 million, or 4.2%, during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. Organic revenue increased 3.6%.

•
Operating profit increased by $39.2 million during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. The increase in operating profit is primarily attributable to: the aforementioned $17.4 million impairment recovery; two less working days; and procurement and organizational savings from our 2020 Vision initiatives. Operating profit was also favorably impacted by the absence of specific reserves for certain client receivables recorded in the prior year quarter and lower restructuring-related expenses. This increase was partially offset by operational issues in certain geographic markets within our aviation business.

•	Net cash provided by operating activities of continuing operations was $50.1 million during the six months ended April 30, 2017.

•	Dividends of $18.9 million were paid to shareholders, and dividends totaling $0.340 per common share were declared during the six months ended April 30, 2017.

•
At April 30, 2017, total outstanding borrowings under our line of credit were $277.9 million, and we had up to $393.2 million of borrowing capacity under our line of credit, subject to covenant restrictions.

Results of Operations

Three Months Ended April 30, 2017 Compared with the Three Months Ended April 30, 2016
Consolidated

	Three Months Ended April 30,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues	$1,310.5	$1,257.1	$53.4	4.2%
Operating expenses	1,164.6	1,127.5	37.1	3.3%
Gross margin	11.1%	10.3%	83 bps
Selling, general and administrative expenses	100.7	102.4	(1.7)	(1.6)%
Restructuring and related expenses	5.8	8.8	(3.0)	(34.2)%
Amortization of intangible assets	5.8	6.6	(0.8)	(11.9)%
Impairment recovery	(17.4)	—	(17.4)	NM*
Operating profit	51.0	11.8	39.2	NM*
Income from unconsolidated affiliates, net	0.9	0.9	—	7.9%
Interest expense	(3.0)	(2.4)	(0.6)	(28.1)%
Income from continuing operations before income taxes	48.9	10.3	38.6	NM*
Income tax provision	(17.3)	(3.5)	(13.8)	NM*
Income from continuing operations	31.6	6.8	24.8	NM*
Net loss from discontinued operations	(0.4)	(2.4)	2.0	84.6%
Net income	31.3	4.4	26.9	NM*
Other comprehensive income:
Foreign currency translation	3.0	4.1	(1.1)	(25.6)%
Other	—	0.1	(0.1)	NM*
Comprehensive income	$34.3	$8.6	$25.7	NM*

*Not meaningful
Revenues
Revenues increased by $53.4 million, or 4.2%, during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. The increase in revenues was primarily attributable to organic growth in Aviation, Government Services, and Technical Solutions and to $8.7 million of incremental revenues from acquisitions.
Operating Expenses
Operating expenses increased by $37.1 million, or 3.3%, during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. Gross margin increased by 83 bps to 11.1% in the three months ended April 30, 2017 from 10.3% in the three months ended April 30, 2016. The increase in gross margin was primarily associated with two less working days during the three months ended April 30, 2017 and savings from our 2020 Vision initiatives. This increase was partially offset by operational issues in certain geographic markets within our aviation business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $1.7 million, or 1.6%, during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. The decrease in selling, general and administrative expenses was primarily related to a $6.1 million reduction in bad debt expense primarily associated with the absence of specific reserves for certain client receivables and to organizational savings from our 2020 Vision initiatives. This decrease was partially offset by $2.4 million of higher compensation and related expenses primarily related to hiring additional personnel to support our 2020 Vision initiatives.

Restructuring and Related Expenses
Restructuring and related expenses decreased by $3.0 million, or 34.2%, during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016 as a result of the completion of our 2020 Vision organizational realignment.
Impairment Recovery
As a result of an offer from a strategic buyer to purchase our held-for-sale Government Services business for $35.0 million, we recorded a $17.4 million impairment recovery during the three months ended April 30, 2017 to adjust the fair value of certain previously impaired assets. Subsequently, on May 31, 2017, we completed the sale of this business for $35.5 million, subject to certain post-closing adjustments. Refer to “Developments and Trends—Government Services,” above, for additional details.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended April 30,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues
Business & Industry	$732.6	$730.4	$2.2	0.3%
Aviation	232.2	203.0	29.2	14.4%
Emerging Industries Group	192.0	195.0	(3.0)	(1.5)%
Technical Solutions	110.8	100.9	9.9	9.8%
Government Services	42.9	27.7	15.2	54.7%
	$1,310.5	$1,257.1	$53.4	4.2%
Operating profit (loss)
Business & Industry	$41.0	$32.6	$8.4	25.9%
Operating profit margin	5.6%	4.5%	114 bps
Aviation	7.6	5.5	2.1	38.5%
Operating profit margin	3.3%	2.7%	57 bps
Emerging Industries Group	12.0	12.9	(0.9)	(7.3)%
Operating profit margin	6.3%	6.6%	(39) bps
Technical Solutions	10.6	4.3	6.3	NM*
Operating profit margin	9.6%	4.2%	534 bps
Government Services	18.2	(1.5)	19.7	NM*
Operating profit (loss) margin	42.3%	(5.2)%	NM*
Corporate	(36.4)	(40.3)	3.9	9.6%
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(1.1)	(0.8)	(0.3)	(33.6)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.8)	(0.9)	0.1	3.6%
	$51.0	$11.8	$39.2	NM*

*Not meaningful

Business & Industry
	Three Months Ended April 30,
($ in millions)	2017	2016	Increase
Revenues	$732.6	$730.4	$2.2	0.3%
Operating profit	41.0	32.6	8.4	25.9%
Operating profit margin	5.6%	4.5%	114 bps
B&I revenues increased by $2.2 million, or 0.3%, during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. The increase was primarily attributable to growth in our U.K. janitorial operations and expansion of existing U.S. facility services accounts. This increase was partially offset by lower U.S. parking revenues. Management reimbursement revenues for this segment totaled $58.1 million and $57.2 million for the three months ended April 30, 2017 and 2016, respectively.
Operating profit increased by $8.4 million, or 25.9%, during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. Operating profit margin increased by 114 bps to 5.6% in the three months ended April 30, 2017 from 4.5% in the three months ended April 30, 2016. The increase in operating profit margin was primarily associated with two less working days during the three months ended April 30, 2017 and cost control savings from our 2020 Vision initiatives. This increase was partially offset by lower profit margins associated with certain leased location arrangements.

Aviation
	Three Months Ended April 30,
($ in millions)	2017	2016	Increase
Revenues	$232.2	$203.0	$29.2	14.4%
Operating profit	7.6	5.5	2.1	38.5%
Operating profit margin	3.3%	2.7%	57 bps
Aviation revenues increased by $29.2 million, or 14.4%, during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. The increase was primarily attributable to U.S. organic growth in passenger services, cabin cleaning, transportation, and parking and to new business in our U.K. operations. Management reimbursement revenues for this segment totaled $16.2 million and $21.1 million for the three months ended April 30, 2017 and 2016, respectively.
Operating profit increased by $2.1 million, or 38.5%, during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. Operating profit margin increased by 57 bps to 3.3% in the three months ended April 30, 2017 from 2.7% in the three months ended April 30, 2016. The increase in operating profit margin was primarily attributable to savings and lower allocated costs from our 2020 Vision initiatives, higher equity earnings in an unconsolidated affiliate, and the absence of a specific reserve established for a client receivable. This increase was partially offset by operational issues in certain geographic markets.

Emerging Industries Group
	Three Months Ended April 30,
($ in millions)	2017	2016	Decrease
Revenues	$192.0	$195.0	$(3.0)	(1.5)%
Operating profit	12.0	12.9	(0.9)	(7.3)%
Operating profit margin	6.3%	6.6%	(39) bps
Emerging Industries Group revenues decreased by $3.0 million, or 1.5%, during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. The decrease was primarily related to the losses of a multi-location High Tech janitorial contract and certain Education facility services contracts. This decrease was partially offset by new Healthcare janitorial business.
Operating profit decreased by $0.9 million, or 7.3%, during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. Operating profit margin decreased by 39 bps to 6.3% in the three months ended April 30, 2017 from 6.6% in the three months ended April 30, 2016. The decrease in operating profit margin was primarily attributable to lower contribution margin from certain High Tech contracts, including the loss of a multi-location janitorial account, and higher allocated costs from our 2020 Vision initiatives. The decrease in operating profit margin for this segment was partially offset by two less working days during the three months ended April 30, 2017.

Technical Solutions
	Three Months Ended April 30,
($ in millions)	2017	2016	Increase
Revenues	$110.8	$100.9	$9.9	9.8%
Operating profit	10.6	4.3	6.3	NM*
Operating profit margin	9.6%	4.2%	534 bps

*Not meaningful
Technical Solutions revenues increased by $9.9 million, or 9.8%, during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. This increase was primarily attributable to higher project revenues and incremental revenues from acquisitions of $3.3 million.
Operating profit increased by $6.3 million during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. Operating profit margin increased by 534 bps to 9.6% in the three months ended April 30, 2017 from 4.2% in the three months ended April 30, 2016. The increase in operating profit margin was primarily attributable to the contribution of higher margin project revenues and the management of our selling, general and administrative expenses.

Government Services
	Three Months Ended April 30,
($ in millions)	2017	2016	Increase
Revenues	$42.9	$27.7	$15.2	54.7%
Operating profit (loss)	18.2	(1.5)	19.7	NM*
Operating profit (loss) margin	42.3%	(5.2)%	NM*

*Not meaningful
Government Services revenues increased by $15.2 million, or 54.7%, during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. The increase was primarily attributable to mission support, facility services, construction, and healthcare projects.
Operating profit was $18.2 million during the three months ended April 30, 2017, an increase of $19.7 million, as compared to an operating loss of $1.5 million during the three months ended April 30, 2016. The increase in operating profit was primarily attributable to the aforementioned $17.4 million impairment recovery, the absence of a specific reserve established for a client receivable, and the termination of amortization expense associated with the held-for-sale classification.

Corporate
	Three Months Ended April 30,
($ in millions)	2017	2016	Decrease
Corporate expenses	$36.4	$40.3	$(3.9)	(9.6)%
Corporate expenses decreased by $3.9 million, or 9.6%, during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. The decrease in corporate expenses was primarily related to:

•	the absence of a $5.2 million specific reserve established in the three months ended April 30, 2016 for a portion of a client receivable that is the subject of ongoing litigation; and

•	a $2.8 million decrease in restructuring and related costs as a result of the completion of our 2020 Vision organizational realignment.
This decrease was partially offset by a $1.4 million increase in costs to support our 2020 Vision initiatives.

Results of Operations

Six Months Ended April 30, 2017 Compared with the Six Months Ended April 30, 2016
Consolidated

	Six Months Ended April 30,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues	$2,637.2	$2,525.5	$111.7	4.4%
Operating expenses	2,359.7	2,268.9	90.8	4.0%
Gross margin	10.5%	10.2%	36 bps
Selling, general and administrative expenses	198.0	202.2	(4.2)	(2.1)%
Restructuring and related expenses	10.8	16.0	(5.2)	(32.6)%
Amortization of intangible assets	11.3	13.0	(1.7)	(12.7)%
Impairment recovery	(17.4)	—	(17.4)	NM*
Operating profit	74.8	25.4	49.4	NM*
Income from unconsolidated affiliates, net	2.3	3.3	(1.0)	(28.8)%
Interest expense	(6.3)	(5.1)	(1.2)	(24.0)%
Income from continuing operations before income taxes	70.9	23.6	47.3	NM*
Income tax provision	(23.2)	(3.2)	(20.0)	NM*
Income from continuing operations	47.7	20.4	27.3	NM*
Net loss from discontinued operations	(73.2)	(2.0)	(71.2)	NM*
Net (loss) income	(25.5)	18.4	(43.9)	NM*
Other comprehensive income (loss):
Foreign currency translation	6.3	(4.4)	10.7	NM*
Other	1.6	0.2	1.4	NM*
Comprehensive (loss) income	$(17.6)	$14.2	(31.8)	NM*

*Not meaningful
Revenues
Revenues increased by $111.7 million, or 4.4%, during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. The increase in revenues was primarily attributable to organic growth in Aviation, Government Services, Technical Solutions, and B&I and to $20.8 million of incremental revenues from acquisitions.
Operating Expenses
Operating expenses increased by $90.8 million, or 4.0%, during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. Gross margin increased by 36 bps to 10.5% in the six months ended April 30, 2017 from 10.2% in the six months ended April 30, 2016. The increase in gross margin was primarily attributable to one less working day during the six months ended April 30, 2017 and savings from our 2020 Vision initiatives. This increase was partially offset by operational issues in certain geographic markets within our aviation business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $4.2 million, or 2.1%, during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. The decrease in selling, general and administrative expenses was primarily related to:

•	a $7.8 million reduction in bad debt expense primarily associated with the absence of specific reserves for certain client receivables;

•
a $3.2 million reimbursement of previously expensed fees associated with a concluded internal investigation into a foreign entity formerly affiliated with a joint venture during the six months ended April 30, 2017; and

•	organizational savings from our 2020 Vision initiatives.
This decrease was partially offset by:

•	$3.1 million of higher compensation and related expenses primarily related to hiring additional personnel to support our 2020 Vision initiatives; and

•	a $2.3 million increase in legal costs.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $5.2 million, or 32.6%, during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016 as a result of the completion of our 2020 Vision organizational realignment.
Impairment Recovery
As a result of an offer from a strategic buyer to purchase our held-for-sale Government Services business for $35.0 million, we recorded a $17.4 million impairment recovery during the six months ended April 30, 2017 to adjust the fair value of certain previously impaired assets. Subsequently, on May 31, 2017, we completed the sale of this business for $35.5 million, subject to certain post-closing adjustments. Refer to “Developments and Trends—Government Services,” above, for additional details.
Income Taxes
The effective tax rates on income from continuing operations for the six months ended April 30, 2017 and 2016 were 32.7% and 13.6%, respectively. The effective tax rate for the six months ended April 30, 2017 was favorably impacted by $2.1 million of excess tax benefits related to the vesting of share-based compensation awards and the 2017 Work Opportunity Tax Credits (“WOTC”) for new hires. The effective tax rate for the six months ended April 30, 2016 was favorably impacted by $4.8 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2015 and the impact of the 2016 WOTC for new hires.
Net Loss from Discontinued Operations
Net loss from discontinued operations was $73.2 million during the six months ended April 30, 2017 related to a legal reserve established in connection with the Augustus and Karapetyan settlement agreements. Refer to “Developments and Trends—Legal,” above, for additional details.
Foreign Currency Translation
During the six months ended April 30, 2017 we recognized as a component of our comprehensive income a foreign currency translation gain of $6.3 million compared with a loss of $4.4 million during the six months ended April 30, 2016. This change was related to the weakening of the U.S. Dollar (“USD”) against the Great Britain Pound during the six months ended April 30, 2017. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Six Months Ended April 30,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues
Business & Industry	$1,487.6	$1,474.0	$13.6	0.9%
Aviation	464.2	406.8	57.4	14.1%
Emerging Industries Group	392.6	394.1	(1.5)	(0.4)%
Technical Solutions	218.5	194.4	24.1	12.4%
Government Services	74.3	56.2	18.1	32.1%
	$2,637.2	$2,525.5	$111.7	4.4%
Operating profit (loss)
Business & Industry	$73.4	$61.0	$12.4	20.2%
Operating profit margin	4.9%	4.1%	79 bps
Aviation	13.0	9.4	3.6	38.6%
Operating profit margin	2.8%	2.3%	49 bps
Emerging Industries Group	24.4	27.8	(3.4)	(12.4)%
Operating profit margin	6.2%	7.1%	(85) bps
Technical Solutions	18.8	8.3	10.5	NM*
Operating profit margin	8.6%	4.3%	431 bps
Government Services	20.0	(1.3)	21.3	NM*
Operating profit (loss) margin	27.0%	(2.2)%	NM*
Corporate	(71.0)	(75.5)	4.5	5.9%
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(2.4)	(3.3)	0.9	27.7%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(1.4)	(1.1)	(0.3)	(22.2)%
	$74.8	$25.4	$49.4	NM*

*Not meaningful

Business & Industry
	Six Months Ended April 30,
($ in millions)	2017	2016	Increase
Revenues	$1,487.6	$1,474.0	$13.6	0.9%
Operating profit	73.4	61.0	12.4	20.2%
Operating profit margin	4.9%	4.1%	79 bps
B&I revenues increased by $13.6 million, or 0.9%, during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. The increase was primarily attributable to the expansion of existing facility services and janitorial accounts, partially offset by lower parking revenues. Management reimbursement revenues for this segment totaled $115.9 million and $113.7 million for the six months ended April 30, 2017 and 2016, respectively.
Operating profit increased by $12.4 million, or 20.2%, during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. Operating profit margin increased by 79 bps to 4.9% in the six months ended April 30, 2017 from 4.1% in the six months ended April 30, 2016. The increase in operating profit margin was primarily related to cost control savings from our 2020 Vision initiatives, one less working day during the six months ended April 30, 2017, lower legal settlement costs, and the absence of a specific reserve established for a client receivable. This increase was partially offset by lower profit margins associated with certain leased location arrangements.

Aviation
	Six Months Ended April 30,
($ in millions)	2017	2016	Increase
Revenues	$464.2	$406.8	$57.4	14.1%
Operating profit	13.0	9.4	3.6	38.6%
Operating profit margin	2.8%	2.3%	49 bps
Aviation revenues increased by $57.4 million, or 14.1%, during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. The increase was primarily attributable to U.S. organic growth in passenger services, cabin cleaning, transportation, parking, and facility services and to new business in our U.K. operations. Management reimbursement revenues for this segment totaled $32.7 million and $40.8 million for the six months ended April 30, 2017 and 2016, respectively.
Operating profit increased by $3.6 million, or 38.6%, during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. Operating profit margin increased by 49 bps to 2.8% in the six months ended April 30, 2017 from 2.3% in the six months ended April 30, 2016. The increase in operating profit margin was primarily attributable to savings and lower allocated costs from our 2020 Vision initiatives and the absence of both a penalty imposed by a regulatory agency and a specific reserve established for a client receivable. This increase was partially offset by operational issues in certain geographic markets.

Emerging Industries Group
	Six Months Ended April 30,
($ in millions)	2017	2016	Decrease
Revenues	$392.6	$394.1	$(1.5)	(0.4)%
Operating profit	24.4	27.8	(3.4)	(12.4)%
Operating profit margin	6.2%	7.1%	(85) bps
Emerging Industries Group revenues decreased by $1.5 million, or 0.4%, during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. The decrease was primarily related to the losses of a multi-location High Tech janitorial contract and certain Education facility services contracts. The decrease in revenues for this segment was partially offset by net new janitorial business in the Education and Healthcare industry groups.
Operating profit decreased by $3.4 million, or 12.4%, during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. Operating profit margin decreased by 85 bps to 6.2% in the six months ended April 30, 2017 from 7.1% in the six months ended April 30, 2016. The decrease in operating profit margin was primarily attributable to lower contribution margin from certain High Tech contracts, including the loss of a multi-location janitorial account, and higher allocated costs from our 2020 Vision initiatives. The decrease in operating profit margin for this segment was partially offset by one less working day during the six months ended April 30, 2017.

Technical Solutions
	Six Months Ended April 30,
($ in millions)	2017	2016	Increase
Revenues	$218.5	$194.4	$24.1	12.4%
Operating profit	18.8	8.3	10.5	NM*
Operating profit margin	8.6%	4.3%	431 bps

*Not meaningful
Technical Solutions revenues increased by $24.1 million, or 12.4%, during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. This increase was primarily attributable to higher project revenues and incremental revenues from acquisitions of $12.0 million.
Operating profit increased by $10.5 million during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. Operating profit margin increased by 431 bps to 8.6% in the six months ended April 30, 2017 from 4.3% in the six months ended April 30, 2016. The increase in operating profit margin was primarily attributable to the contribution of higher margin project revenues and the management of our selling, general and administrative expenses.

Government Services
	Six Months Ended April 30,
($ in millions)	2017	2016	Increase
Revenues	$74.3	$56.2	$18.1	32.1%
Operating profit (loss)	20.0	(1.3)	21.3	NM*
Operating profit (loss) margin	27.0%	(2.2)%	NM*

*Not meaningful
Government Services revenues increased by $18.1 million, or 32.1%, during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. The increase was primarily attributable to mission support, construction, healthcare, and facility services projects.
Operating profit was $20.0 million during the six months ended April 30, 2017, an increase of $21.3 million, as compared to an operating loss of $1.3 million during the six months ended April 30, 2016. The increase in operating profit was primarily attributable to the aforementioned $17.4 million impairment recovery, the absence of a specific reserve established for a client receivable, expense management, and the termination of amortization expense associated with the held-for-sale classification.

Corporate
	Six Months Ended April 30,
($ in millions)	2017	2016	Decrease
Corporate expenses	$(71.0)	$(75.5)	$(4.5)	(5.9)%
Corporate expenses decreased by $4.5 million, or 5.9%, during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. The decrease in corporate expenses was primarily related to:

•	the absence of a $5.2 million specific reserve established in the three months ended April 30, 2016 for a portion of a client receivable that is the subject of ongoing litigation;

•	a $4.9 million decrease in restructuring and related costs as a result of the completion of our 2020 Vision organizational realignment; and

•
a $3.2 million reimbursement of previously expensed fees associated with a concluded internal investigation into a foreign entity formerly affiliated with a joint venture during the six months ended April 30, 2017.

This decrease was partially offset by:

•	a $2.6 million increase in costs to support our 2020 Vision initiatives;

•	a $2.3 million increase in legal costs; and

•	a $1.1 million increase in sales tax reserve for certain sales tax audits.

Liquidity and Capital Resources
Our primary sources of liquidity are operating cash flows and borrowing capacity under our line of credit. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs.
As discussed within “Developments and Trends” above, the expected settlements of the Augustus and Karapetyan cases will have an impact on our liquidity. As a result, we are reevaluating certain uses of cash in the short term, including share repurchases. In addition to normal working capital requirements, we anticipate that our short-term cash requirements will include funding legal settlements, dividend payments, and 2020 Vision external support fees. We anticipate long-term cash uses will include strategic acquisitions, share repurchases, and capital expenditures.
We believe that our operating cash flows and borrowing capacity under our line of credit are sufficient to fund our cash requirements for the next twelve months. In the event that our plans change or our cash requirements are greater than we anticipate, we may access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.
On a long-term basis, we will continue to rely on our line of credit for any long-term funding not provided by operating cash flows. In addition, we anticipate that future cash generated from operations will be favorably impacted by working capital improvements driven by our 2020 Vision, such as the management of costs through consolidated procurement.
Reinvestment of Foreign Earnings
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion. As a result, we have not provided for federal and state income taxes or foreign withholding taxes that may result if such earnings of our foreign subsidiaries are remitted to the United States. We believe that our cash on hand in the United States, along with our line of credit and future domestic cash flows, are sufficient to satisfy our domestic liquidity requirements.
Line of Credit
At April 30, 2017, the total outstanding amounts under our $800.0 million line of credit in the form of cash borrowings and standby letters of credit were $277.9 million and $128.9 million, respectively. At April 30, 2017, we had up to $393.2 million of borrowing capacity under our line of credit. Current covenant restrictions limit our borrowing capacity to $262.1 million, however the leverage ratio could increase for up to four fiscal quarters if we complete a material acquisition, as defined in the credit agreement.
Our ability to draw down available capacity under our line of credit is subject to, and limited by, compliance with certain financial covenants, including covenants relating to a fixed charge coverage ratio, a leverage ratio, and consolidated net worth. On January 6, 2017, ABM entered into an amendment (the “Seventh Amendment”) to our line of credit that amends, among other things, the calculations of certain financial covenants to incorporate adjustments with respect to particular cash and non-cash charges, including any reserves, taken in connection with certain litigation. Other covenants under our line of credit include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. As of April 30, 2017, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
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
Share Repurchases
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million shares of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. At April 30, 2017, authorization for $134.1 million of repurchases remained under our share repurchase program.
Repurchase Activity

	Six Months Ended April 30,
(in millions, except per share amounts)	2017	2016
Total number of shares purchased	0.2	0.7
Average price paid per share	$40.07	$29.82
Total cash paid for share repurchases	$7.9	$21.5
Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash provided by operating activities of continuing operations was $50.1 million during the six months ended April 30, 2017. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable (including receivables from U.S. government contracts, which generally have longer collection periods); the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims.

	Six Months Ended April 30,
(in millions)	2017	2016
Net cash provided by operating activities of continuing operations	$50.1	$79.0
Net cash used in operating activities of discontinued operations	(2.0)	(22.5)
Net cash provided by operating activities	48.1	56.5

Net cash used in investing activities of continuing operations	(46.0)	(91.3)
Net cash used in investing activities of discontinued operations	—	(3.1)
Net cash used in investing activities	(46.0)	(94.4)

Net cash (used in) provided by financing activities	(0.5)	28.6
Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations decreased by $28.9 million during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. This decrease was primarily related to the timing of client receivable collections, partially offset by the timing of vendor payments.
Operating Activities of Discontinued Operations
Net cash used in operating activities of discontinued operations decreased by $20.5 million during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. This decrease was primarily attributable to the absence of $20.6 million in taxes paid related to the sale of our Security business.
Investing Activities of Continuing Operations
Net cash used in investing activities of continuing operations decreased by $45.3 million during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. The decrease was primarily related to a $62.4 million year-over-year decrease in cash paid, net of cash acquired, for acquisitions.

Investing Activities of Discontinued Operations
Net cash used in investing activities of discontinued operations decreased by $3.1 million during the six months ended April 30, 2017, as compared to the six months ended April 30, 2016. The decrease was related to the absence of the payment of the final working capital adjustment from the sale of our Security business.
Financing Activities
Net cash used in financing activities was $0.5 million during the six months ended April 30, 2017 as compared to net cash provided by financing activities of $28.6 million during the six months ended April 30, 2016, a change of $29.1 million. The change was primarily related to lower net borrowings of $41.3 million associated with greater financing activity in the first quarter of 2016 to fund the Westway acquisition and to $7.9 million lower proceeds from energy savings performance contract projects during the six months ended April 30, 2017, partially offset by $13.6 million in lower common stock repurchases.
Contingencies
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At April 30, 2017, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $129.0 million. This $129.0 million includes the accrual of $115.0 million in connection with the probable settlements of the Augustus and Karapetyan cases, as well as an accrual for payroll taxes related to the probable settlements of $6.8 million. The remaining $7.2 million relates to various other probable litigation losses. Litigation outcomes are difficult to predict, and the estimation of probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. There is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipated.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $16 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services.
	This ASU provides clarity on determining the customer in a service concession arrangement.	November 1, 2018 We will adopt this standard in conjunction with ASU 2014-09, as described below.	We are currently evaluating the impact of this ASU on our consolidated financial statements and will continue to evaluate alongside our evaluation of implementing ASU 2014-09.
In May 2017, the FASB issued ASU 2017-09, Compensation— Stock Compensation (Topic 718): Scope of Modification Accounting.	This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.	November 1, 2018 Adoption of this standard will be applied prospectively to awards modified on or after the adoption date.
The impact of this new standard will depend on the extent and nature of future changes to the terms of our share-based payment awards. Historically, we have not had significant changes to our share-based payment awards and therefore do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation— Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
To align with the presentation of compensation costs arising from services rendered by employees, this ASU requires classification of the service cost component of pension expense as an operating expense. The other components of pension expense, such as interest cost, amortization of prior service cost, and gains or losses, are required to be presented outside of operating expenses. This ASU also allows the service cost component to be eligible for capitalization, when applicable.
November 1, 2018 Adoption of this standard will be applied retrospectively for the classification requirements and prospectively for the capitalization of the service cost component requirement.
As ABM’s defined benefit and postretirement benefit plans were previously amended to preclude new participants, the adoption of this guidance will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles— Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.
Under previous U.S. GAAP, entities were required to test goodwill for impairment using a two step approach. Under this ASU, an entity will assess goodwill for impairment by comparing the fair value of a reporting unit to its carrying amount, which is the equivalent of step one under existing guidance. Therefore, this ASU simplifies previous U.S. GAAP by removing the second step of the test.
We early adopted this standard in the second quarter of 2017 on a prospective basis.
There was no impact on our consolidated financial statements upon adoption based on the underlying excess of fair value over carrying value of our reporting units, as initially assessed. Future impact to our consolidated financial statements will depend on the outcomes of future goodwill impairment tests; however, we do not expect a material impact based on current factors.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.
This ASU creates a narrower framework to be applied in the determination of whether a set of assets and activities constitutes a business, which reduces the number of transactions that qualify as business combinations.
		We early adopted this standard in the second quarter of 2017 on a prospective basis.	We do not expect this guidance to reduce the number of our transactions that qualify as business combinations.
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
b. Changes in Internal Control Over Financial Reporting.
We are currently migrating many of our financial reporting and processes to our shared services center as part of our 2020 Vision strategic transformation initiative. We plan to continue migrating such processes during 2017.
There were no other changes in our internal control over financial reporting during the second quarter of 2017 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
10.1*‡	Executive Employment Agreement, dated as of January 16, 2016, by and between ABM Industries Incorporated and Tom Marano
31.1‡	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract, or arrangement.

‡	Indicates filed herewith

†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

June 8, 2017	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 8, 2017	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, and Corporate Controller (Principal Accounting Officer)