Form 10-Q
period 2017-07-31
ABM INDUSTRIES INC /DE/
filed 2017-09-07
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of September 1, 2017: 65,135,908

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains both historical and forward-looking statements regarding ABM Industries Incorporated (“ABM”) and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. For us, particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include the following:

•	we may not realize the growth opportunities and cost synergies that are anticipated from the acquisition of GCA Services Group (“GCA”);

•	we have incurred a substantial amount of debt to complete the acquisition of GCA, and to service our debt we will require a significant amount of cash;

•	changes to our businesses, operating structure, financial reporting structure, or personnel relating to the implementation of our 2020 Vision strategic transformation initiative;

•	unfavorable developments in our class and representative actions and other lawsuits alleging various claims;

•	increases in estimates of ultimate insurance losses;

•	our risk management and safety programs may not be successful in achieving anticipated improvements;

•	challenges preserving long-term client relationships, passing through costs to clients, responding to competitive pressures, and retaining qualified personnel;

•	unexpected tax liabilities or changes in tax laws;

•
the impact of Hurricane Harvey on our business is currently unknown, as the flooding it caused has disrupted operations at our Shared Services Center in Sugar Land, Texas and impacted services we provide to clients in the Houston area, and the timeframe to resume operations and provision of services to impacted clients is uncertain;

•	deterioration of general economic conditions and resulting reductions in commercial office building occupancy;

•	impairment of goodwill and long-lived assets;

•	changes in immigration laws, or enforcement actions or investigations under such laws;

•	failure of our joint venture partners to perform their obligations;
•losses or other incidents at facilities in which we operate;

•	difficulty responding to cyber-security incidents and business interruptions;

•	liabilities associated with participation in multiemployer pension plans;

•	actions of activist investors; and

•	weather conditions, catastrophic events, and terrorist attacks.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	July 31, 2017	October 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$47.7	$53.5
Trade accounts receivable, net of allowances of $21.5 and $15.9 at July 31, 2017 and October 31, 2016, respectively	875.3	803.7
Prepaid expenses	94.7	68.0
Other current assets	31.3	30.0
Assets held for sale	—	36.1
Total current assets	1,049.0	991.3
Other investments	16.3	17.4
Property, plant and equipment, net of accumulated depreciation of $185.0 and $163.4 at July 31, 2017 and October 31, 2016, respectively	100.9	81.8
Other intangible assets, net of accumulated amortization of $174.9 and $157.0 at July 31, 2017 and October 31, 2016, respectively	95.9	103.8
Goodwill	926.9	912.8
Deferred income taxes, net	52.5	37.4
Other noncurrent assets	111.6	134.3
Total assets	$2,352.9	$2,278.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$202.5	$174.3
Accrued compensation	132.0	130.7
Accrued taxes—other than income	49.0	40.6
Insurance claims	102.1	92.2
Income taxes payable	2.1	6.3
Legal settlements from discontinued operations	65.3	—
Other accrued liabilities	137.1	135.9
Liabilities held for sale	—	16.8
Total current liabilities	690.1	596.8
Noncurrent income taxes payable	15.6	33.4
Line of credit	264.7	268.3
Deferred income tax liability, net	3.2	3.5
Noncurrent insurance claims	355.5	331.6
Other noncurrent liabilities	55.2	71.2
Total liabilities	1,384.3	1,304.8
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,793,807 and 55,599,322 shares issued and outstanding at July 31, 2017 and October 31, 2016, respectively	0.6	0.6
Additional paid-in capital	253.6	248.6
Accumulated other comprehensive loss, net of taxes	(20.4)	(31.6)
Retained earnings	734.9	756.4
Total stockholders’ equity	968.6	974.0
Total liabilities and stockholders’ equity	$2,352.9	$2,278.8

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2017	2016	2017	2016
Revenues	$1,318.4	$1,296.9	$3,955.6	$3,822.4
Operating expenses	1,184.5	1,161.3	3,544.1	3,430.1
Selling, general and administrative expenses	101.3	108.0	299.2	310.2
Amortization of intangible assets	6.1	5.8	17.4	18.8
Restructuring and related expenses	5.2	3.3	16.0	19.3
Impairment recovery and gain on sale	(1.1)	—	(18.5)	—
Operating profit	22.6	18.5	97.4	44.0
Income from unconsolidated affiliates, net	1.2	2.1	3.6	5.3
Interest expense	(2.8)	(2.6)	(9.1)	(7.7)
Income from continuing operations before income taxes	21.0	18.0	91.9	41.6
Income tax benefit (provision)	11.9	14.9	(11.3)	11.7
Income from continuing operations	32.9	32.9	80.6	53.3
Net loss from discontinued operations	—	(1.8)	(73.2)	(3.9)
Net income	32.9	31.1	7.4	49.4
Other comprehensive income (loss)
Foreign currency translation	3.6	(12.6)	9.8	(17.0)
Other, net of taxes	(0.2)	(0.6)	1.4	(0.5)
Comprehensive income	$36.3	$17.9	$18.6	$31.9
Net income per common share — Basic
Income from continuing operations	$0.59	$0.58	$1.44	$0.94
Loss from discontinued operations	—	(0.03)	(1.31)	(0.06)
Net income	$0.59	$0.55	$0.13	$0.88
Net income per common share — Diluted
Income from continuing operations	$0.58	$0.58	$1.42	$0.94
Loss from discontinued operations	—	(0.03)	(1.29)	(0.07)
Net income	$0.58	$0.55	$0.13	$0.87
Weighted-average common and common equivalent shares outstanding
Basic	56.1	56.2	56.0	56.4
Diluted	56.6	56.8	56.6	56.9
Dividends declared per common share	$0.170	$0.165	$0.510	$0.495
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2017	2016
Cash flows from operating activities
Net income	$7.4	$49.4
Net loss from discontinued operations	73.2	3.9
Income from continuing operations	80.6	53.3
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	43.4	43.1
Impairment recovery and gain on sale	(18.5)	—
Deferred income taxes	8.9	2.1
Share-based compensation expense	10.3	11.7
Provision for bad debt	2.7	11.5
Discount accretion on insurance claims	0.1	0.2
Gain on sale of assets	(2.4)	(0.1)
Income from unconsolidated affiliates, net	(3.6)	(5.3)
Distributions from unconsolidated affiliates	5.7	6.4
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(69.5)	(26.7)
Prepaid expenses and other current assets	(14.9)	(4.2)
Other noncurrent assets	(8.3)	(19.5)
Trade accounts payable and other accrued liabilities	15.6	9.7
Insurance claims	32.5	32.5
Income taxes payable	(7.7)	(20.0)
Other noncurrent liabilities	7.6	6.0
Total adjustments	2.0	47.4
Net cash provided by operating activities of continuing operations	82.6	100.7
Net cash used in operating activities of discontinued operations	(57.2)	(25.6)
Net cash provided by operating activities	25.3	75.1
Cash flows from investing activities
Additions to property, plant and equipment	(42.2)	(27.4)
Proceeds from sale of assets	1.4	0.6
Proceeds from sale of business	35.5	—
Purchase of businesses, net of cash acquired	(18.6)	(81.0)
Proceeds from redemption of auction rate security	—	5.0
Net cash used in investing activities of continuing operations	(23.9)	(102.8)
Net cash used in investing activities of discontinued operations	—	(3.1)
Net cash used in investing activities	(23.9)	(105.9)
Cash flows from financing activities
Proceeds from issuance of share-based compensation awards, net of taxes withheld	2.0	5.7
Repurchases of common stock	(7.9)	(31.2)
Dividends paid	(28.4)	(27.7)
Deferred financing costs paid	—	(0.1)
Borrowings from line of credit	671.0	779.3
Repayment of borrowings from line of credit	(674.6)	(713.0)
Financing of energy savings performance contracts	6.8	15.3
Changes in book cash overdrafts	26.5	1.8
Payment of contingent consideration	(3.8)	—
Repayment of capital lease obligations	(0.3)	(1.0)
Net cash (used in) provided by financing activities	(8.7)	29.1
Effect of exchange rate changes on cash and cash equivalents	1.5	(2.2)
Net decrease in cash and cash equivalents	(5.8)	(3.9)
Cash and cash equivalents at beginning of year	53.5	55.5
Cash and cash equivalents at end of period	$47.7	$51.6
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
Government Services
As of October 31, 2016, the assets and liabilities of our Government Services business were classified as held-for-sale. On May 31, 2017, we sold our Government Services business for $35.5 million. In connection with the sale, during the third quarter of 2017, we recorded a pre-tax gain of $1.1 million, subject to final working capital adjustments. The reported results for this business are through the date of sale. Future results could include run-off costs associated with this former business. Based on the terms of the agreement to sell this business, we reclassified certain of the prior year balances from held-for-sale to held-and-used.
Prior Year Reclassifications
Effective November 1, 2016, we reorganized our reportable segments to reflect how we now manage our business by industry group. We have revised our prior period segment information to reflect this reorganization and a related reclassification of certain Corporate expenses. See Note 14, “Segment Information,” for further information. Concurrent with the reorganization, we recategorized certain expenses that were historically included in operating expenses to selling, general and administrative expenses. To conform to the new categorization, we reclassified operating expenses of $5.2 million and $15.1 million for the three- and nine-month periods ended July 31, 2016, respectively, to selling, general and administrative expenses. In addition, certain amounts in the statements of cash flows have been reclassified to conform with the current year presentation.

Rounding
We round amounts in the Financial Statements to millions and calculate all percentages and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.
Management Reimbursement Revenue by Segment
We operate certain parking facilities under managed location arrangements. Under these arrangements, we manage the parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2017	2016	2017	2016
Business & Industry	$59.3	$57.4	$175.3	$171.1
Aviation	21.9	19.4	54.7	60.2
Emerging Industries Group	4.5	4.5	13.9	12.6
Total	$85.8	$81.3	$243.8	$243.8
3. RESTRUCTURING AND RELATED COSTS
During the fourth quarter of 2015, our Board of Directors approved a comprehensive strategy intended to have a positive transformative effect on ABM (the “2020 Vision”). As part of the 2020 Vision, we identified key priorities to differentiate ABM in the marketplace, accelerate revenue growth for certain industry groups, and improve our margin profile. We expect our 2020 Vision restructuring and related activities to be complete by the end of 2017, with remaining costs primarily related to external support fees and office consolidations. As described in Note 14, “Segment Information,” we include restructuring and related costs within corporate expenses.
Rollforward of Restructuring and Related Liabilities

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit	Total
Balance, October 31, 2016	$1.2	$3.8	$0.5	$2.5	$8.0
Costs recognized	8.6	1.0	4.8	1.6	16.0
Payments	(9.8)	(3.2)	(4.9)	(2.3)	(20.2)
Non-cash charges	—	—	—	(0.2)	(0.2)
Balance, July 31, 2017	$—	$1.6	$0.4	$1.6	$3.7

We have incurred cumulative 2020 Vision restructuring and related charges of $57.6 million, including external support fees of $24.5 million, employee severance costs of $14.3 million, other project fees of $9.4 million, and asset impairment and lease exit costs each in the amount of $4.7 million.

4. ACQUISITIONS
Acquisition of GCA Services Group
On July 11, 2017, we entered into an Agreement and Plan of Merger with GCA Holding Corp. (the “Merger Agreement”) to acquire GCA Services Group. On September 1, 2017, we completed the acquisition pursuant to the Merger Agreement. Refer to Note 15, “Subsequent Events,” for additional details.
Other Acquisitions
Effective December 1, 2016, we acquired all of the outstanding stock of Mechanical Solutions, Inc. (“MSI”), a provider of specialized HVAC, chiller, and plumbing services, for a purchase price of $12.6 million. The purchase price includes up to $1.0 million of undiscounted contingent consideration that is based on the expected achievement of certain pre-established revenue goals. See Note 7, “Fair Value of Financial Instruments,” regarding our valuation of contingent consideration liabilities. As of December 1, 2016, the operations of MSI are included in our Technical Solutions segment.
Effective December 1, 2016, we also acquired all of the outstanding stock of OFJ Connections Ltd (“OFJ”), a provider of airport transportation services in the United Kingdom, for a purchase price of $6.3 million. As of December 1, 2016, the operations of OFJ are included in our Aviation segment.
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
Pro Forma and Other Supplemental Financial Information
Pro forma and other supplemental financial information is not presented for our other acquisitions, as they are not considered material business combinations individually or on a combined basis.
5. DISCONTINUED OPERATIONS
Following the sale of our Security business in 2015, we record all costs associated with this former business in discontinued operations. Such costs generally relate to litigation we retained and insurance reserves. For the nine months ended July 31, 2017, we incurred a net loss from discontinued operations of $73.2 million (a pretax loss of $123.7 million). As described in Note 11, “Commitments and Contingencies,” this loss primarily relates to the settlements of the Augustus and Karapetyan cases. We recorded the liability for these settlements within “Legal settlements from discontinued operations” on the accompanying unaudited consolidated balance sheets.

6. NET INCOME PER COMMON SHARE
Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2017	2016	2017	2016
Income from continuing operations	$32.9	$32.9	$80.6	$53.3
Net loss from discontinued operations	—	(1.8)	(73.2)	(3.9)
Net income	$32.9	$31.1	$7.4	$49.4

Weighted-average common and common equivalent shares outstanding — Basic	56.1	56.2	56.0	56.4
Effect of dilutive securities
Restricted stock units	0.3	0.3	0.3	0.2
Stock options	0.2	0.2	0.2	0.2
Performance shares	—	0.1	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	56.6	56.8	56.6	56.9

Net income per common share — Basic
Income from continuing operations	$0.59	$0.58	$1.44	$0.94
Loss from discontinued operations	—	(0.03)	(1.31)	(0.06)
Net income	$0.59	$0.55	$0.13	$0.88

Net income per common share — Diluted
Income from continuing operations	$0.58	$0.58	$1.42	$0.94
Loss from discontinued operations	—	(0.03)	(1.29)	(0.07)
Net income	$0.58	$0.55	$0.13	$0.87
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2017	2016	2017	2016
Anti-dilutive	—	—	—	0.1

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	July 31, 2017	October 31, 2016
Assets held in funded deferred compensation plan(1)	1	$4.5	$4.9
Investments in auction rate securities(2)	3	8.0	8.0
Interest rate swaps(3)	2	2.4	0.2
Cash and cash equivalents(4)	1	47.7	53.5
Insurance deposits(5)	1	11.2	11.2
Contingent consideration liability(6)	3	0.9	3.8
Line of credit(7)	2	264.7	268.3
(1) Represents investments held in a Rabbi trust associated with one of our deferred compensation plans, which we include in “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices.
(2) The fair value of investments in auction rate securities is based on discounted cash flow valuation models, primarily utilizing unobservable inputs, including assumptions about the underlying collateral, credit risks associated with the issuer, credit enhancements associated with financial insurance guarantees, and the possibility of the security being re-financed by the issuer or having a successful auction. These amounts are included in “Other investments” on the accompanying unaudited consolidated balance sheets. See Note 8, “Auction Rate Securities,” for further information.
(3) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. These interest rate swaps are included in “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets. See Note 10, “Credit Facility,” for further information.
(4) Cash and cash equivalents are stated at nominal value, which equals fair value.
(5) Represents restricted deposits that are used to collateralize our insurance obligations and are stated at nominal value, which equals fair value. These insurance deposits are included in “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets. See Note 9, “Insurance,” for further information.
(6) Certain of our acquisitions involve the payment of contingent consideration. The fair value of these liabilities is based on the expected achievement of certain pre-established revenue goals. At October 31, 2016, we had one contingent consideration liability included in “Other accrued liabilities” on the accompanying unaudited consolidated balance sheets. During the nine months ended July 31, 2017, the revenue-related target for that acquisition was achieved, resulting in the payment of $3.8 million to the seller. In connection with the MSI acquisition, we recorded one new contingent consideration liability during 2017, which is included in “Other noncurrent liabilities” on the accompanying unaudited consolidated balance sheets.
(7) Represents outstanding borrowings under our syndicated line of credit. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit approximates the fair value. See Note 10, “Credit Facility,” for further information.
During the nine months ended July 31, 2017, we had no transfers of assets or liabilities between any of the hierarchy levels.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
We measure certain assets at fair value on a non-recurring basis, which are subject to fair value adjustments in certain circumstances. These assets can include: goodwill; intangible assets; property, plant and equipment; and long-lived assets that have been reduced to fair value when they are held for sale.
During the second quarter of 2017, we received an offer from a strategic buyer to purchase our Government Services business for approximately $35.0 million, which was higher than our previous estimate of fair value less costs to sell. As a result, during the second quarter of 2017, we recorded a $17.4 million impairment recovery to adjust the fair value of certain previously impaired assets to the valuation of the assets as implied by the agreed-upon sales price, less estimated costs to sell. The initial measurement of the impairment recovery represented a Level 3 input under the fair value hierarchy.
In addition, on November 1, 2016, we reorganized our reportable segments and goodwill reporting units. In connection with this reorganization, we performed a goodwill impairment test immediately before and after the segment realignment. We estimated the fair value of goodwill using the income and market approaches, which utilize expected cash flows using Level 3 inputs. This analysis required the exercise of significant judgments, including the identification of reporting units as well as the evaluation of recent indicators of market activity, estimated future cash flows, discount rates, and other factors. As a result of this analysis, we concluded that the estimated fair value of each reporting unit substantially exceeded its carrying value and that no further evaluation of impairment was necessary.
8. AUCTION RATE SECURITIES
At July 31, 2017 and October 31, 2016, we held investments in auction rate securities from two different issuers that had an aggregate original principal amount of $10.0 million and an amortized cost and fair value of $8.0 million. These two auction rate securities are debt instruments with stated maturities in 2036 and 2050. The interest rates for these securities are designed to be reset through Dutch auctions approximately every thirty days, but auctions for these securities have not occurred since August 2007.
At July 31, 2017 and October 31, 2016, there were no unrealized gains or losses on our auction rate securities included in accumulated other comprehensive loss, net of taxes (“AOCL”), and the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.
Significant Assumptions Used to Determine the Fair Values of Our Auction Rate Securities

Assumption	July 31, 2017	October 31, 2016
Discount rates	L + 0.33% and L + 0.62%	L + 0.46% and L + 1.30%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
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
The adequacy of our reserves for workers’ compensation, general liability, automobile liability, and property damage insurance claims is based upon known trends and events and the actuarial estimates of required reserves considering the most recently completed actuarial reports. We refine our best estimate of insurance claims reserves as information becomes available. The results of actuarial studies are used to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years. During 2017, we performed both an actuarial review and an annual actuarial evaluation. As a result of these studies, we increased our reserves for claims related to prior periods by $22.3 million during 2017, as described below.
Actuarial Studies Performed During 2017
During the three months ended January 31, 2017, we performed an actuarial review of the majority of our casualty insurance programs, considering changes in claim developments and claim payment activity for the period commencing May 1, 2016 and ending October 31, 2016. During the three months ended July 31, 2017, we performed an annual actuarial evaluation of the majority of our casualty insurance programs, evaluating all changes made to claims reserves and claim payment activity for the period commencing May 1, 2016 and ending April 30, 2017 for all policy years having open claims. The studies excluded claims relating to certain previously acquired businesses, which we expect to evaluate during the fourth quarter of 2017.
Both the actuarial review and annual actuarial evaluation indicated safety initiatives we have implemented have had a modest impact on our claim costs in the most recent years, however there have been unfavorable developments in ultimate losses that we estimated for general liability and workers’ compensation claims related to prior years, as described below.
The actuarial studies indicated a decrease over the most recent years in the total number of reported claims related to our general liability program, particularly with respect to bodily injury claims, in addition to property damage claims. However, we experienced adverse developments in prior year claims, which are largely attributable to adjustments related to certain bodily injury claims and to losses for property damage.
We are experiencing a reduced frequency of claims in our workers’ compensation program. However, due to increases in projected costs and severity of claims for a number of prior year claims in California and New York, we increased our estimate of ultimate losses for workers’ compensation. Statutory, regulatory, and legal developments have contributed to the increase in our estimated losses.
Based on the results of the actuarial studies performed during 2017, which included analyzing recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims by $10.0 million during the first half of 2017 and by an additional $12.3 million during the third quarter of 2017, for a total adjustment related to prior year claims of $22.3 million during 2017. This adjustment was $9.5 million lower than the total adjustment related to prior year claims of $31.8 million in 2016.
Insurance Related Balances and Activity

(in millions)	July 31, 2017	October 31, 2016
Insurance claim reserves excluding medical and dental	$449.3	$417.9
Medical and dental claim reserves	8.3	5.9
Insurance recoverables	74.6	69.7
At July 31, 2017 and October 31, 2016, insurance recoverables are included in “Other current assets” and “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	July 31, 2017	October 31, 2016
Standby letters of credit	$118.8	$118.3
Surety bonds	59.9	57.2
Restricted insurance deposits	11.2	11.2
Total	$189.9	$186.7

10. CREDIT FACILITY
On November 30, 2010, we entered into a $800.0 million syndicated credit agreement pursuant to which we obtained an unsecured revolving credit facility (the “2010 Facility”). This credit agreement, as amended from time to time, is referred to as the “2010 Credit Agreement.”
The 2010 Credit Agreement contained certain financial covenants that included a maximum leverage ratio of 3.25 to 1.0 and a minimum fixed charge coverage ratio of 1.50 to 1.0. In addition, we were required to maintain a consolidated net worth in an amount not less than the sum of (i) $570.0 million, (ii) 50% of our consolidated net income (with no deduction for net loss), and (iii) 100% of our aggregate increases in stockholders’ equity beginning on November 30, 2010. As of July 31, 2017, we were in compliance with the covenants under our 2010 Credit Agreement.
On September 1, 2017, we refinanced and replaced our 2010 Facility with a new syndicated secured credit facility. Refer to Note 15, “Subsequent Events,” for additional details.
2010 Facility Information

(in millions)	July 31, 2017	October 31, 2016
Cash borrowings	$264.7	$268.3
Standby letters of credit	127.7	130.9
Interest Rate Swaps
We enter into interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings under our 2010 Facility. Under these arrangements, we typically pay a fixed interest rate in exchange for LIBOR-based variable interest throughout the life of the agreement.
During 2016, we entered into three interest rate swap agreements with effective dates of April 7, 2016 and May 11, 2016, an underlying aggregate notional amount of $105.0 million, and a fixed interest rate of 1.05%. These swaps were designated and accounted for as cash flow hedges from inception and mature on April 7, 2021 and May 11, 2021. See Note 7, “Fair Value of Financial Instruments,” regarding the valuation of our interest rate swaps.
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
At July 31, 2017 and October 31, 2016, the amounts recorded in AOCL were $1.4 million and $0.2 million, respectively. At July 31, 2017, the amount expected to be reclassified from AOCL to earnings during the next twelve months was $0.6 million.
11. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of July 31, 2017, these letters of credit and surety bonds totaled $127.7 million and $523.0 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At July 31, 2017 and October 31, 2016, total guarantees were $127.7 million and $60.9 million, respectively, and these guarantees extend through 2036 and 2031, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
Sales Tax Audits
We collect sales tax from clients and remit those collections to the applicable states. When clients fail to pay their invoices, including the amount of any sales tax that we paid on their behalf, in some cases we are entitled to seek a refund of that amount of sales tax from the applicable state. Sales tax laws and regulations enacted by the various states are subject to interpretation, and our compliance with such laws is routinely subject to audit and review by such states. Audit risk is concentrated in several states, and these states are conducting ongoing audits. The outcomes of ongoing and any future audits and changes in the states’ interpretation of the sales tax laws and regulations could materially adversely impact our results of operations.
Legal Matters
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At July 31, 2017, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $71.7 million. This $71.7 million includes the remaining accrual of $60.0 million in connection with the unpaid portion of the $115.0 million settlement of the Augustus and Karapetyan cases discussed below, as well as an accrual of $4.8 million for payroll taxes related to the Augustus settlement. The remaining payments under the Augustus settlement were made on August 29, 2017.
Litigation outcomes are difficult to predict, and the estimation of probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. If one or more matters are resolved in a particular period in an amount in excess of, or in a manner different than, what we anticipated, this could have a material adverse effect on our financial position, results of operations, or cash flows.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $18 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
Certain Legal Proceedings

Certain lawsuits to which we are a party are discussed below. In determining whether to include any particular lawsuit or other proceeding, we consider both quantitative and qualitative factors. These factors include, but are not limited to: the amount of damages and the nature of any other relief sought in the proceeding; if such damages and other relief are specified, our view of the merits of the claims; whether the action is or purports to be a class action, and our view of the likelihood that a class will be certified by the court; the jurisdiction in which the proceeding is pending; and the potential impact of the proceeding on our reputation.

The Consolidated Cases of Augustus, Hall, and Davis, et al. v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)

The Augustus case is a certified class action involving violations of certain California state laws relating to rest breaks. The case centered on whether requiring security guards to remain on call during rest breaks violated Section 226.7 of the California Labor Code. On July 31, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), entered summary judgment in favor of plaintiffs in the amount of approximately $89.7 million (the “common fund”). Subsequently, the Superior Court also awarded plaintiffs’ attorneys’ fees of approximately $4.5 million in addition to approximately 30% of the common fund. Under California law, post-judgment interest on a judgment accrues at a rate of 10% simple interest per year from the date the judgment is entered until it is satisfied. We appealed the Superior Court’s rulings to the Court of Appeals of the State of California, Second Appellate District (the “Appeals Court”). On December 31, 2014, the Appeals Court issued its opinion, reversing the judgment in favor of the plaintiffs and vacating the award of $89.7 million in damages and the attorneys’ fees award. The plaintiffs filed a petition for review with the California Supreme Court on March 4, 2015, and on April 29, 2015, the California Supreme Court granted the plaintiffs’ petition. On December 22, 2016, the California Supreme Court rendered its decision, holding that on-call and on-duty rest breaks are prohibited by California law, and reversed the Appeals Court judgment on this issue. The amount of post-judgment interest as of December 22, 2016 was approximately $41.2 million.
On February 6, 2017, ABM Security Services, Inc., a wholly-owned subsidiary of ABM Industries Incorporated, entered into a Class Action Settlement and Release with plaintiffs Jennifer Augustus, Delores Hall, Emanuel Davis, and Carlton Anthony Waite, on behalf of themselves and the settlement class members, to settle the Augustus case on a class-wide basis for $110.0 million (the “Augustus Settlement Agreement”). On March 17, 2017, the Augustus Settlement Agreement was amended to address certain procedural matters, and it received final approval of the Superior Court on July 6, 2017. The Augustus Settlement Agreement called for two payments of $55.0 million each. The first payment was made on July 19, 2017, and the second payment, plus an additional payment of $4.8 million for payroll taxes, was made on August 29, 2017.
Karapetyan v. ABM Industries Incorporated and ABM Security Services, Inc., et al. filed on October 23, 2015, pending in the United States District Court for the Central District of California (the “Karapetyan case”)
The Karapetyan case is a putative class action in which the plaintiff seeks to represent a class of security guards who worked during time periods subsequent to the class period in the Augustus case. The plaintiff alleges that ABM violated certain California state laws relating to meal and rest breaks and other wage and hour claims. On April 17, 2017, ABM Industries Incorporated, ABM Security Services, Inc., ABM Onsite Services, Inc., and ABM Onsite Services – West, Inc. entered into a Class Action Settlement and Release with plaintiff Vardan Karapetyan, on behalf of himself and the settlement class members, to settle the Karapetyan case (the “Karapetyan Settlement Agreement”) on a class-wide basis for $5.0 million. This settlement is contingent upon the final approval by the United States District Court for the Central District of California.
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

Hussein and Hirsi v. Air Serv Corporation filed on January 20, 2016, pending in the United States District Court for the Western District of Washington at Seattle (the “Hussein case”)

The Hussein case is a certified class action involving a class of certain hourly Air Serv employees at Seattle-Tacoma International Airport in SeaTac, Washington. The plaintiffs allege that Air Serv violated a minimum wage requirement in an ordinance applicable to certain employers in the local city of SeaTac (the “Ordinance”). Plaintiffs seek retroactive wages, double damages, interest, and attorneys’ fees. This matter was removed to federal court. In a separate lawsuit brought by Filo Foods, LLC, Alaska Airlines, and several other employers at SeaTac airport, the King County Superior Court issued a decision that invalidated the Ordinance as it applied to workers at SeaTac airport. Subsequently, the Washington Supreme Court reversed the Superior Court’s decision. There are disputes in federal court concerning the legality of the Ordinance, its applicability to employers at SeaTac airport, and whether the plaintiffs are entitled to retroactive wages, double damages, interest, and attorneys’ fees. On February 7, 2017, a new lawsuit styled Abdirizak Isse et al. v. Air Serv Corporation (the “Isse case”), pending in the Superior Court of Washington for King County, was filed against Air Serv on behalf of sixty individual plaintiffs (who would otherwise be members of the Hussein class), who allege failure to comply with both the minimum wage provision and the sick and safe time provision of the Ordinance. The plaintiffs seek retroactive wages and sick benefits, double damages for wages and sick benefits, interest, and attorneys’ fees. The Isse case has since been expanded to approximately two hundred twenty individual plaintiffs. In the event of a judgment against us in the Hussein case or the Isse case, we intend to seek reimbursement from our clients.
12. COMMON STOCK
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million shares of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. At July 31, 2017, authorization for $134.1 million of repurchases remained under our share repurchase program. We do not anticipate additional repurchases in the near future.
Repurchase Activity

	Nine Months Ended July 31,
(in millions, except per share amounts)	2017	2016
Total number of shares purchased	0.2	1.0
Average price paid per share	$40.07	$31.42
Total cash paid for share repurchases	$7.9	$31.2
13. INCOME TAXES
Our quarterly provision for income taxes from continuing operations is calculated using an estimated annual effective income tax rate, which is adjusted for discrete items that occur during the reporting period.
Our income taxes for the three and nine months ended July 31, 2017 were favorably impacted by a benefit of $15.8 million, including interest of $1.2 million, related to expiring statute of limitations for an uncertain tax position. In addition, the nine months ended July 31, 2017 also benefited from $2.7 million of excess tax benefits related to the vesting of share-based compensation awards, $1.8 million of tax deductions for energy efficient government buildings, and the 2017 Work Opportunity Tax Credits (“WOTC”) for new hires.
Our income taxes for the three and nine months ended July 31, 2016 were favorably impacted by a benefit of $19.0 million, including interest of $1.0 million, related to expiring statutes of limitations for uncertain tax positions, $1.8 million of excess tax benefits related to the vesting of share-based compensation awards, and the 2016 WOTC for new hires. In addition, the nine months ended July 31, 2016 also benefited from $4.9 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2015 and $1.2 million of tax deductions for energy efficient government buildings.

14. SEGMENT INFORMATION
Effective November 1, 2016, we reorganized our reportable segments to reflect how we now manage our business by industry group. After establishing this industry-based structure, our reportable segments consist of Business & Industry (“B&I”), Aviation, Emerging Industries Group, and Technical Solutions, as further described below. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” for information related to our former Government Services business.

ONGOING REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I, our largest reportable segment, encompasses janitorial, facilities engineering, and parking services for commercial real estate properties, sports and entertainment venues, and industrial and manufacturing sites.

Aviation
Aviation includes services supporting airlines and airports ranging from parking and janitorial to passenger assistance, catering, air cabin maintenance, and transportation. Aviation also includes an investment in an unconsolidated affiliate that was previously part of our government business under our legacy Building & Energy Solutions segment.

Emerging Industries Group
Our Emerging Industries Group is comprised of our Education, Healthcare, and High Tech industry groups. Services include janitorial, facilities engineering, and parking services for clients in these industries.

Technical Solutions
Technical Solutions provides specialized mechanical and electrical services. These services can also be leveraged for cross-selling within B&I, Aviation, and the Emerging Industries Group, both domestically and internationally.

Financial Information by Reportable Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2017	2016	2017	2016
Revenues
Business & Industry	$749.9	$733.4	$2,237.5	$2,207.4
Aviation	259.1	219.1	723.3	625.9
Emerging Industries Group	190.5	200.6	583.2	594.7
Technical Solutions	106.7	115.4	325.2	309.8
Government Services	12.3	28.3	86.5	84.6
	$1,318.4	$1,296.9	$3,955.6	$3,822.4
Operating profit (loss)
Business & Industry	$42.2	$40.7	$115.6	$101.8
Aviation	6.2	8.3	19.2	17.7
Emerging Industries Group	11.6	16.9	36.0	44.7
Technical Solutions	9.8	10.0	28.6	18.4
Government Services	1.7	(1.0)	21.8	(2.3)
Corporate	(47.5)	(55.0)	(118.5)	(130.5)
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(1.0)	(1.3)	(3.4)	(4.6)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.4)	(0.1)	(1.8)	(1.2)
	22.6	18.5	97.4	44.0
Income from unconsolidated affiliates, net	1.2	2.1	3.6	5.3
Interest expense	(2.8)	(2.6)	(9.1)	(7.7)
Income from continuing operations before income taxes	$21.0	$18.0	$91.9	$41.6
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

15. SUBSEQUENT EVENTS
Acquisition of GCA Services Group
On September 1, 2017, we acquired GCA Holding Corp., the parent company of GCA Services Group (“GCA”), from affiliates of Thomas H. Lee Partners, L.P., Goldman Sachs Merchant Banking Division, and other GCA shareholders. GCA is a provider of integrated facility services to educational institutions and commercial facilities. We acquired this business for approximately $1.25 billion, consisting of $851.0 million in cash, subject to certain adjustments as set forth in the Merger Agreement, and approximately 9.5 million shares of ABM common stock. As a result of this transaction, affiliates of Thomas H. Lee Partners, L.P. and Goldman Sachs Merchant Banking Division own, in the aggregate, approximately 14% of our outstanding shares.
Due to the timing of the acquisition and subsequent integration of GCA’s standalone operations, GCA will be separately managed and reported for the fourth quarter of 2017. We will begin to integrate GCA into our industry group model in the first quarter of 2018. While we are currently evaluating the impact of this acquisition on our reportable segments, we anticipate our Education industry group will become a reportable segment in the first quarter of 2018.
We will account for this acquisition under the acquisition method of accounting. The accounting for this acquisition was incomplete at the time the Financial Statements were issued.
Credit Facility
In connection with the GCA acquisition, we refinanced and replaced our 2010 Facility with a new syndicated secured credit facility (the “New Credit Facility”) consisting of a $900 million revolving credit facility and an $800 million amortizing term loan with a five-year term. The revolving credit facility reduces to $800 million after one year and has an expiration date of September 1, 2022.
The interest rate on the revolving credit facility and the term loan is 1-month LIBOR plus a spread that is based upon our leverage ratio. The spread ranges from 1.00% to 2.25% for Eurocurrency loans and zero to 1.25% for base rate loans. We also pay a commitment fee, ranging from 0.200% to 0.350%, based upon our leverage ratio, on the average daily unused portion of the revolving credit facility.
Financial covenants under the New Credit Facility include a maximum leverage ratio of 4.75 to 1.0, which adjusts to 3.50 to 1.0 by July 2020, and a minimum fixed charge ratio of 1.50 to 1.0. We expect to be in compliance with the covenants under the New Credit Facility.

The obligations under the New Credit Facility are guaranteed by the material, domestic wholly owned subsidiaries of ABM, and are secured by a pledge of substantially all of the existing and future property and assets of ABM and the subsidiary guarantors, including a pledge of the capital stock of the domestic subsidiaries of ABM and 65% of the capital stock of certain foreign subsidiaries held by ABM and the subsidiary guarantors, subject to certain exceptions.
Hurricane Harvey
Hurricane Harvey made landfall near Corpus Christi, Texas, on Friday, August 25, 2017 and also impacted the Houston area as a tropical storm with significant rain and flooding. The impact of Hurricane Harvey on our business is currently unknown, as the flooding it caused has disrupted operations at our Shared Services Center in Sugar Land, Texas, and impacted services we provide to clients in the Houston area, and the timeframe to resume operations and provision of services to impacted clients is uncertain. We have begun to mobilize continuity plans and set up both satellite and regional offices to minimize Hurricane Harvey’s impact on our business processes.

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
In September 2015, we announced a comprehensive transformation initiative (“2020 Vision”) intended to drive long-term profitable growth through an industry-based go-to-market approach. Our 2020 Vision involves a three-phase approach: During Phase 1, which we completed on November 1, 2016, we realigned our organization; Phase 2, which we are currently in, focuses on improvements to our operational framework to promote efficiencies and process enhancements; and in Phase 3, on the foundation of benefits realized from Phases 1 and 2, we anticipate accelerating growth with our industry-based go-to-market service model.
2020 Vision Developments in 2017
We have been identifying enterprise-wide standard operating procedures (the “ABM Way”) and are migrating more of our back office functions to our Shared Services Center in Houston, Texas. We are continuing to consolidate our procurement activities and are also making investments in technology platforms to help drive and sustain 2020 Vision performance. Our Talent Development Group has improved front line leader training initiatives, centralized talent acquisition for staff and management, and completed a full talent assessment program identifying emerging leaders throughout the organization. By prioritizing these initiatives, we believe that we are building a foundation that should enable us to deliver leading industry-based facility solutions.
Divestiture of our Government Services Business

During the fourth quarter of 2016, in connection with the key priorities of our 2020 Vision, we made the decision to divest our Government Services business. On May 31, 2017, we sold this business for $35.5 million. In connection with the sale, during the third quarter of 2017, we recorded a pre-tax gain of approximately $1.1 million, subject to final working capital adjustments. The reported results for this business are through the date of sale. Future results could include run-off costs associated with this former business. As this business has been sold and is no longer part of our ongoing operations, we have excluded a discussion of results for the periods in this report.

2020 Vision Strategic Acquisition
On September 1, 2017, we acquired GCA Holding Corp., the parent company of GCA Services Group (“GCA”), for approximately $1.25 billion, consisting of $851.0 million in cash and approximately 9.5 million shares of ABM common stock. GCA is a provider of integrated facility services to educational institutions and commercial facilities. We funded the cash portion of the purchase price through borrowings under our new credit facility and a five-year term loan. Refer to Note 15, “Subsequent Events,” in the Financial Statements for more information on this transaction.
We expect this acquisition to be transformative and to accelerate our 2020 Vision as GCA’s client-centric goals and philosophies align closely with those of ABM, particularly our ABM Way. As a result of this acquisition, the revenue within our Education industry group is expected to increase from $250 million to approximately $850 million annually. We also estimate a $500 million increase in annual revenue within our other industry groups, including Business & Industry, High Tech, and Aviation. We also anticipate opportunities to cross-sell the services of our Technical Solutions business to GCA’s existing educational base. As such, we expect this acquisition will strengthen all of our industry groups and, in particular, positions our Education industry group as a leader in this market segment.
Due to the timing of the acquisition and subsequent integration of GCA’s standalone operations, GCA will be separately managed and reported for the fourth quarter of 2017. We will begin to integrate GCA into our industry group model in the first quarter of 2018. While we are currently evaluating the impact of this acquisition on our reportable segments, we anticipate our Education industry group will become a reportable segment in the first quarter of 2018.
We anticipate cost synergies of approximately $20 million to $30 million annually within two years. In conjunction with the acquisition, we expect to incur one-time transaction and integration related expenses of approximately $70 million, which includes approximately $17 million of financing costs that will be amortized over the term of the new credit facility. We will also incur higher interest expense as a result of an increased level of debt, as well as higher amortization expense.

2020 Vision Restructuring and Related Costs
In connection with the execution of our 2020 Vision, we originally anticipated total pre-tax restructuring and related charges would range from $45 million to $60 million. Additional costs have been incurred to date, mainly related to additional use of external advisors for initial pricing and furthering of procurement efforts to enhance and support our 2020 Vision initiatives. As a result, we anticipate total pre-tax restructuring and related charges to be slightly higher than the range we originally estimated.

(in millions)	Three Months Ended July 31, 2017	Nine Months Ended July 31, 2017	Cumulative
External Support Fees	4.0	$8.6	$24.5
Employee Severance	—	1.0	14.3
Other Project Fees	1.1	4.8	9.4
Asset Impairment	—	—	4.7
Lease Exit	0.1	1.6	4.7
Total	$5.2	$16.0	$57.6

Segment Reporting Under Our 2020 Vision

As a result of the realignment of our business completed during Phase 1 of our 2020 Vision, we are now organized into five industry groups and one Technical Solutions segment:
After establishing this industry-based structure, our reportable segments consist of Business & Industry (“B&I”), Aviation, Emerging Industries Group, and Technical Solutions, as further described below. Refer to “Divestiture of our Government Services Business” above for information related to our former Government Services business.

ONGOING REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I, our largest reportable segment, encompasses janitorial, facilities engineering, and parking services for commercial real estate properties, sports and entertainment venues, and industrial and manufacturing sites.

Aviation
Aviation includes services supporting airlines and airports ranging from parking and janitorial to passenger assistance, catering, air cabin maintenance, and transportation. Aviation also includes an investment in an unconsolidated affiliate that was previously part of our government business under our legacy Building & Energy Solutions segment.

Emerging Industries Group
Our Emerging Industries Group is comprised of our Education, Healthcare, and High Tech industry groups. Services include janitorial, facilities engineering, and parking services for clients in these industries.

Technical Solutions
Technical Solutions provides specialized mechanical and electrical services. These services can also be leveraged for cross-selling within B&I, Aviation, and the Emerging Industries Group, both domestically and internationally.

Prior Year Reclassifications
We have revised our prior period segment information to reflect this reorganization and a related reclassification of certain Corporate expenses. Concurrent with the reorganization, we recategorized certain expenses that were historically included in operating expenses to selling, general and administrative expenses. To conform to the new categorization, we reclassified operating expenses of $5.2 million and $15.1 million for the three- and nine-month periods ended July 31, 2016, respectively, to selling, general and administrative expenses.

Developments and Trends
Legal

On February 6, 2017, ABM Security Services, Inc., a wholly-owned subsidiary of ABM Industries Incorporated, entered into a Class Action Settlement and Release with plaintiffs Jennifer Augustus, Delores Hall, Emanuel Davis, and Carlton Anthony Waite, on behalf of themselves and the settlement class members, to settle the Consolidated Cases of Augustus, Hall, and Davis, et al. v. American Commercial Security Services, on a class-wide basis for $110.0 million (the “Augustus Settlement Agreement”). On March 17, 2017, the Augustus Settlement Agreement was amended to address certain procedural matters, and it received final approval of the Superior Court of California, Los Angeles County on July 6, 2017. The Augustus Settlement Agreement called for two payments of $55.0 million each. The first payment was made on July 19, 2017, and the second payment, plus an additional payment of $4.8 million for payroll taxes, was made on August 29, 2017. We funded the payments from operating cash flows and from borrowings under our credit facility.
In connection with Karapetyan v. ABM Industries Incorporated and ABM Security Services, Inc., et al. (the “Karapetyan case”), we entered into a Class Action Settlement and Release with plaintiff Vardan Karapetyan, on behalf of himself and the settlement class members, to settle the Karapetyan case on a class-wide basis for $5.0 million. The Karapetyan case is a putative class action that alleges violations of certain California state laws relating to meal and rest breaks and other wage and hour claims. This settlement is contingent upon the final approval by the United States District Court for the Central District of California.
These settlements are tax deductible and will result in an estimated $50 million in cash tax savings, the majority of which we expect to receive in 2018.
Insurance
During the three months ended January 31, 2017, we performed an actuarial review of the majority of our casualty insurance programs, considering changes in claim developments and claim payment activity for the period commencing May 1, 2016 and ending October 31, 2016. During the three months ended July 31, 2017, we performed an annual actuarial evaluation of the majority of our casualty insurance programs, evaluating all changes made to claims reserves and claim payment activity for the period commencing May 1, 2016 and ending April 30, 2017 for all policy years having open claims. As a result of these studies, we increased our total reserves for claims related to prior periods by $22.3 million during the nine months ended July 31, 2017. The studies excluded claims relating to certain previously acquired businesses, which we expect to evaluate during the fourth quarter of 2017.
Both the actuarial review and annual actuarial evaluation indicated safety initiatives we have implemented have had a modest impact on our claim costs in the most recent years, however there have been unfavorable developments in ultimate losses that we estimated for general liability and workers’ compensation claims related to prior years, as described below.
The actuarial studies indicated a decrease over the most recent years in the total number of reported claims related to our general liability program, particularly with respect to bodily injury claims, in addition to property damage claims. However, we experienced adverse developments in prior year claims, which are largely attributable to adjustments related to certain bodily injury claims and to losses for property damage.
We are experiencing a reduced frequency of claims in our workers’ compensation program. However, due to increases in projected costs and severity of claims for a number of prior year claims in California and New York, we increased our estimate of ultimate losses for workers’ compensation. Statutory, regulatory, and legal developments have contributed to the increase in our estimated losses.
Based on the results of the actuarial studies performed during 2017, which included analyzing recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims by $10.0 million during the first half of 2017 and by an additional $12.3 million during the third quarter of 2017, for a total adjustment related to prior year claims of $22.3 million during 2017. This adjustment was $9.5 million lower than the total adjustment related to prior year claims of $31.8 million in 2016.

Key Financial Highlights

•	Revenues increased by $21.5 million, or 1.7%, during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016.

•
Operating profit increased by $4.1 million, or 22.0%, during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016. The increase in operating profit is primarily attributable to a lower self-insurance adjustment, a decrease in legal settlement costs, and procurement and organizational savings from our 2020 Vision initiatives. This increase was partially offset by one additional working day and a contract termination within our Aviation business.

•
Our income taxes from continuing operations for the three months ended July 31, 2017 were favorably impacted by a tax benefit of $15.8 million, including interest of $1.2 million, related to expiring statute of limitations for an uncertain tax position.

•	Net cash provided by operating activities of continuing operations was $82.6 million during the nine months ended July 31, 2017.

•	Dividends of $28.4 million were paid to shareholders, and dividends totaling $0.510 per common share were declared during the nine months ended July 31, 2017.

•	At July 31, 2017, total outstanding borrowings under our line of credit were $264.7 million.

Results of Operations

Three Months Ended July 31, 2017 Compared with the Three Months Ended July 31, 2016
Consolidated

	Three Months Ended July 31,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues	$1,318.4	$1,296.9	$21.5	1.7%
Operating expenses	1,184.5	1,161.3	23.2	2.0%
Gross margin	10.2%	10.5%	(30) bps
Selling, general and administrative expenses	101.3	108.0	(6.7)	(6.3)%
Amortization of intangible assets	6.1	5.8	0.3	4.6%
Restructuring and related expenses	5.2	3.3	1.9	57.8%
Impairment recovery and gain on sale	(1.1)	—	(1.1)	NM*
Operating profit	22.6	18.5	4.1	22.0%
Income from unconsolidated affiliates, net	1.2	2.1	(0.9)	(41.6)%
Interest expense	(2.8)	(2.6)	(0.2)	(6.6)%
Income from continuing operations before income taxes	21.0	18.0	3.0	16.9%
Income tax benefit	11.9	14.9	(3.0)	(20.0)%
Income from continuing operations	32.9	32.9	—	0.2%
Net loss from discontinued operations	—	(1.8)	1.8	NM*
Net income	32.9	31.1	1.8	5.9%
Other comprehensive income (loss)
Foreign currency translation	3.6	(12.6)	16.2	NM*
Other, net of taxes	(0.2)	(0.6)	0.4	NM*
Comprehensive income	$36.3	$17.9	$18.4	NM*

*Not meaningful
Revenues
Revenues increased by $21.5 million, or 1.7%, during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016. The increase in revenues was primarily attributable to organic growth in Aviation and B&I and to $8.7 million of incremental revenues from acquisitions. This increase was partially offset by the sale of our Government Services business on May 31, 2017, the completion of a large energy savings performance contract (“ESPC”), and the loss of certain contracts in our Emerging Industries Group.
Operating Expenses
Operating expenses increased by $23.2 million, or 2.0%, during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016. Gross margin decreased by 30 bps to 10.2% in the three months ended July 31, 2017 from 10.5% in the three months ended July 31, 2016. The decrease in gross margin was primarily associated with a contract termination within our Aviation business and one additional working day during the three months ended July 31, 2017. This decrease was partially offset by a lower self-insurance adjustment related to prior year claims as a result of an actuarial evaluation completed in the three months ended July 31, 2017 and savings from our 2020 Vision initiatives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $6.7 million, or 6.3%, during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016. The decrease in selling, general and administrative expenses was primarily related to $7.2 million lower legal settlement costs and to organizational savings from our 2020 Vision initiatives. This decrease was partially offset by $2.2 million of transaction expenses related to the GCA acquisition and $1.5 million of higher compensation and related expenses primarily related to hiring additional personnel to support our 2020 Vision initiatives, which was reduced by a reversal of certain incentive plans.

Restructuring and Related Expenses
Restructuring and related expenses increased by $1.9 million, or 57.8%, during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016 as a result of our additional use of external advisors related to Phase 2 of our 2020 Vision.
Income Taxes from Continuing Operations
Our income taxes from continuing operations for the three months ended July 31, 2017 were favorably impacted by a tax benefit of $15.8 million, including interest of $1.2 million, related to expiring statute of limitations for an uncertain tax position, a decrease of $3.2 million when compared to a tax benefit of $19.0 million, including interest of $1.0 million, during the three months ended July 31, 2016.
Foreign Currency Translation
During the three months ended July 31, 2017 we recognized as a component of our comprehensive income a foreign currency translation gain of $3.6 million compared with a loss of $12.6 million during the three months ended July 31, 2016. This change was related to the weakening of the U.S. Dollar (“USD”) against the Great Britain Pound (“GBP”) during the three months ended July 31, 2017. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended July 31,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues
Business & Industry	$749.9	$733.4	$16.5	2.2%
Aviation	259.1	219.1	40.0	18.2%
Emerging Industries Group	190.5	200.6	(10.1)	(5.0)%
Technical Solutions	106.7	115.4	(8.7)	(7.6)%
Government Services	12.3	28.3	(16.0)	(56.7)%
	$1,318.4	$1,296.9	$21.5	1.7%
Operating profit (loss)
Business & Industry	$42.2	$40.7	$1.5	3.6%
Operating profit margin	5.6%	5.6%	7 bps
Aviation	6.2	8.3	(2.1)	(25.9)%
Operating profit margin	2.4%	3.8%	(142) bps
Emerging Industries Group	11.6	16.9	(5.3)	(31.1)%
Operating profit margin	6.1%	8.4%	(231) bps
Technical Solutions	9.8	10.0	(0.2)	(2.5)%
Operating profit margin	9.2%	8.7%	48 bps
Government Services	1.7	(1.0)	2.7	NM*
Operating profit (loss) margin	14.1%	(3.6)%	NM*
Corporate	(47.5)	(55.0)	7.5	13.7%
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(1.0)	(1.3)	0.3	20.2%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.4)	(0.1)	(0.3)	NM*
	$22.6	$18.5	$4.1	22.0%

*Not meaningful

Business & Industry
	Three Months Ended July 31,
($ in millions)	2017	2016	Increase
Revenues	$749.9	$733.4	$16.5	2.2%
Operating profit	42.2	40.7	1.5	3.6%
Operating profit margin	5.6%	5.6%	7 bps
B&I revenues increased by $16.5 million, or 2.2%, during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016. The increase was primarily attributable to expansion within our existing U.S. janitorial and facility services accounts, including additional tag revenue. Management reimbursement revenues for this segment totaled $59.3 million and $57.4 million for the three months ended July 31, 2017 and 2016, respectively.
Operating profit increased by $1.5 million, or 3.6%, during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016. Operating profit margin increased by 7 bps in the three months ended July 31, 2017. The increase in operating profit margin was primarily associated with higher margin revenues, lower legal settlement costs, and cost control savings from our 2020 Vision initiatives. This increase was partially offset by one additional working day during the three months ended July 31, 2017 and lower profit margins associated with certain leased location arrangements.

Aviation
	Three Months Ended July 31,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues	$259.1	$219.1	$40.0	18.2%
Operating profit	6.2	8.3	(2.1)	(25.9)%
Operating profit margin	2.4%	3.8%	(142) bps
Aviation revenues increased by $40.0 million, or 18.2%, during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016. The increase was primarily attributable to organic growth in parking, transportation, cabin cleaning, and passenger services. Management reimbursement revenues for this segment totaled $21.9 million and $19.4 million for the three months ended July 31, 2017 and 2016, respectively.
Operating profit decreased by $2.1 million, or 25.9%, during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016. Operating profit margin decreased by 142 bps to 2.4% in the three months ended July 31, 2017 from 3.8% in the three months ended July 31, 2016. The decrease in operating profit margin was primarily attributable to a contract termination. This decrease was partially offset by savings and lower allocated costs from our 2020 Vision initiatives.

Emerging Industries Group
	Three Months Ended July 31,
($ in millions)	2017	2016	Decrease
Revenues	$190.5	$200.6	$(10.1)	(5.0)%
Operating profit	11.6	16.9	(5.3)	(31.1)%
Operating profit margin	6.1%	8.4%	(231) bps
Emerging Industries Group revenues decreased by $10.1 million, or 5.0%, during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016. The decrease was primarily related to the losses of certain High Tech accounts and Education facility services contracts.
Operating profit decreased by $5.3 million, or 31.1%, during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016. Operating profit margin decreased by 231 bps to 6.1% in the three months ended July 31, 2017 from 8.4% in the three months ended July 31, 2016. The decrease in operating profit margin was primarily attributable to lower contribution margin from certain High Tech contracts, including the loss of a multi-location janitorial account, higher allocated costs from our 2020 Vision initiatives, and one additional working day during the three months ended July 31, 2017.

Technical Solutions
	Three Months Ended July 31,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues	$106.7	$115.4	$(8.7)	(7.6)%
Operating profit	9.8	10.0	(0.2)	(2.5)%
Operating profit margin	9.2%	8.7%	48 bps
Technical Solutions revenues decreased by $8.7 million, or 7.6%, during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016. This decrease was primarily attributable to the completion of a large ESPC project, partially offset by incremental revenues from acquisitions of $2.8 million.
Operating profit decreased by $0.2 million, or 2.5%, during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016. Operating profit margin increased by 48 bps to 9.2% in the three months ended July 31, 2017 from 8.7% in the three months ended July 31, 2016. The increase in operating profit margin was primarily attributable to the completion of a relatively lower margin ESPC project, the management of our selling, general and administrative expenses, a reduction in bad debt, and higher operational tax deductions for energy efficient government building projects.

Corporate
	Three Months Ended July 31,
($ in millions)	2017	2016	Decrease
Corporate expenses	$47.5	$55.0	$(7.5)	(13.7)%
Corporate expenses decreased by $7.5 million, or 13.7%, during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016. The decrease in corporate expenses was primarily related to:

•	a $7.5 million decrease in self-insurance expense related to prior year claims as a result of an actuarial evaluation completed in the three months ended July 31, 2017; and

•	$4.6 million lower legal settlement costs.
This decrease was partially offset by:

•	$2.2 million of transaction expenses related to the GCA acquisition;

•	a $2.0 million increase in costs to support our 2020 Vision initiatives; and

•	a $1.9 million increase in restructuring and related costs as a result of our additional use of external advisors related to Phase 2 of our 2020 Vision.

Results of Operations

Nine Months Ended July 31, 2017 Compared with the Nine Months Ended July 31, 2016
Consolidated

	Nine Months Ended July 31,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues	$3,955.6	$3,822.4	$133.2	3.5%
Operating expenses	3,544.1	3,430.1	114.0	3.3%
Gross margin	10.4%	10.3%	14 bps
Selling, general and administrative expenses	299.2	310.2	(11.0)	(3.6)%
Amortization of intangible assets	17.4	18.8	(1.4)	(7.3)%
Restructuring and related expenses	16.0	19.3	(3.3)	(17.3)%
Impairment recovery and gain on sale	(18.5)	—	(18.5)	NM*
Operating profit	97.4	44.0	53.4	NM*
Income from unconsolidated affiliates, net	3.6	5.3	(1.7)	(33.8)%
Interest expense	(9.1)	(7.7)	(1.4)	(18.0)%
Income from continuing operations before income taxes	91.9	41.6	50.3	NM*
Income tax (provision) benefit	(11.3)	11.7	(23.0)	NM*
Income from continuing operations	80.6	53.3	27.3	51.3%
Net loss from discontinued operations	(73.2)	(3.9)	(69.3)	NM*
Net income	7.4	49.4	(42.0)	(85.0)%
Other comprehensive income (loss)
Foreign currency translation	9.8	(17.0)	26.8	NM*
Other, net of taxes	1.4	(0.5)	1.9	NM*
Comprehensive income	$18.6	$31.9	(13.3)	(41.7)%

*Not meaningful
Revenues
Revenues increased by $133.2 million, or 3.5%, during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. The increase in revenues was primarily attributable to organic growth in Aviation and B&I and to $29.5 million of incremental revenues from acquisitions. This increase was partially offset by the completion of a large ESPC project and the loss of certain contracts in our Emerging Industries Group.
Operating Expenses
Operating expenses increased by $114.0 million, or 3.3%, during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. Gross margin increased by 14 bps to 10.4% in the nine months ended July 31, 2017 from 10.3% in the nine months ended July 31, 2016. The increase in gross margin was primarily attributable to a lower self-insurance adjustment related to prior year claims as a result of an actuarial evaluation completed in the three months ended July 31, 2017 and savings from our 2020 Vision initiatives. This increase was partially offset by a contract termination within our Aviation business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $11.0 million, or 3.6%, during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. The decrease in selling, general and administrative expenses was primarily related to:

•	an $8.9 million reduction in bad debt expense primarily associated with the absence of specific reserves for certain client receivables that were recorded in the nine months ended July 31, 2016;

•	$8.0 million lower legal settlement costs;

•
a $3.2 million reimbursement of previously expensed fees associated with a concluded internal investigation into a foreign entity formerly affiliated with a joint venture during the nine months ended July 31, 2017; and

•	organizational savings from our 2020 Vision initiatives.
This decrease was partially offset by:

•
$4.6 million of higher compensation and related expenses primarily related to hiring additional personnel to support our 2020 Vision initiatives, which was reduced by a reversal of certain incentive plans;

•	a $2.3 million increase in legal expenses; and

•	$2.2 million of transaction expenses related to the GCA acquisition.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $3.3 million, or 17.3%, during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016 as a result of the completion of our 2020 Vision organizational realignment.
Impairment Recovery and Gain on Sale
On May 31, 2017, we sold our Government Services business for $35.5 million. Based on the initial offer of $35.0 million received during the second quarter of 2017, we recorded a $17.4 million impairment recovery to adjust the fair value of certain previously impaired assets. In connection with the sale, during the third quarter of 2017, we recorded a pre-tax gain of approximately $1.1 million, subject to final working capital adjustments.
Income Taxes from Continuing Operations
During the nine months ended July 31, 2017 we had an income tax provision of $11.3 million, compared with an income tax benefit of $11.7 million during the nine months ended July 31, 2016. The 2017 period benefited from $15.8 million, including interest of $1.2 million, related to expiring statute of limitations for an uncertain tax position, compared with $19.0 million, including interest of $1.0 million, in the 2016 period. The 2017 period benefited from $2.7 million of excess tax benefits related to the vesting of share-based compensation awards and $1.8 million of tax deductions for energy efficient government buildings, compared with $1.8 million and $1.2 million in the 2016 period, respectively. The 2016 period benefited from Work Opportunity Tax Credits (“WOTC”) of $4.9 million from the retroactive reinstatement of the WOTC for calendar year 2015. Both periods benefited from in-year WOTC.
Net Loss from Discontinued Operations
Net loss from discontinued operations was $73.2 million during the nine months ended July 31, 2017 related to a legal reserve established in connection with the Augustus and Karapetyan settlement agreements. Refer to “Developments and Trends—Legal,” above, for additional details.
Foreign Currency Translation
During the nine months ended July 31, 2017 we recognized as a component of our comprehensive income a foreign currency translation gain of $9.8 million compared with a loss of $17.0 million during the nine months ended July 31, 2016. This change was related to the weakening of the USD against the GBP during the nine months ended July 31, 2017. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Nine Months Ended July 31,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues
Business & Industry	$2,237.5	$2,207.4	$30.1	1.4%
Aviation	723.3	625.9	97.4	15.6%
Emerging Industries Group	583.2	594.7	(11.5)	(1.9)%
Technical Solutions	325.2	309.8	15.4	5.0%
Government Services	86.5	84.6	1.9	2.3%
	$3,955.6	$3,822.4	$133.2	3.5%
Operating profit (loss)
Business & Industry	$115.6	$101.8	$13.8	13.6%
Operating profit margin	5.2%	4.6%	56 bps
Aviation	19.2	17.7	1.5	8.2%
Operating profit margin	2.7%	2.8%	(18) bps
Emerging Industries Group	36.0	44.7	(8.7)	(19.5)%
Operating profit margin	6.2%	7.5%	(135) bps
Technical Solutions	28.6	18.4	10.2	55.6%
Operating profit margin	8.8%	5.9%	286 bps
Government Services	21.8	(2.3)	24.1	NM*
Operating profit (loss) margin	25.2%	(2.7)%	NM*
Corporate	(118.5)	(130.5)	12.0	9.2%
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(3.4)	(4.6)	1.2	25.6%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(1.8)	(1.2)	(0.6)	(43.1)%
	$97.4	$44.0	$53.4	NM*

*Not meaningful

Business & Industry
	Nine Months Ended July 31,
($ in millions)	2017	2016	Increase
Revenues	$2,237.5	$2,207.4	$30.1	1.4%
Operating profit	115.6	101.8	13.8	13.6%
Operating profit margin	5.2%	4.6%	56 bps
B&I revenues increased by $30.1 million, or 1.4%, during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. The increase was primarily attributable to the expansion of existing facility services and janitorial accounts. Management reimbursement revenues for this segment totaled $175.3 million and $171.1 million for the nine months ended July 31, 2017 and 2016, respectively.
Operating profit increased by $13.8 million, or 13.6%, during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. Operating profit margin increased by 56 bps to 5.2% in the nine months ended July 31, 2017 from 4.6% in the nine months ended July 31, 2016. The increase in operating profit margin was primarily associated with higher margin revenues, cost control savings from our 2020 Vision initiatives, lower legal settlement costs, and the absence of a specific reserve for a client receivable. This increase was partially offset by lower profit margins associated with certain leased location arrangements.

Aviation
	Nine Months Ended July 31,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues	$723.3	$625.9	$97.4		15.6%
Operating profit	19.2	17.7	1.5		8.2%
Operating profit margin	2.7%	2.8%	(18	) bps
Aviation revenues increased by $97.4 million, or 15.6%, during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. The increase was primarily attributable to organic growth in parking, transportation, facility services, passenger services, and cabin cleaning. Management reimbursement revenues for this segment totaled $54.7 million and $60.2 million for the nine months ended July 31, 2017 and 2016, respectively.
Operating profit increased by $1.5 million, or 8.2%, during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. Operating profit margin decreased by 18 bps to 2.7% in the nine months ended July 31, 2017 from 2.8% in the nine months ended July 31, 2016. The decrease in operating profit margin was primarily attributable to a contract termination in the nine months ended July 31, 2017. This decrease was partially offset by lower allocated costs from our 2020 Vision initiatives and the absence of both a penalty imposed by a regulatory agency and a specific reserve established for a client receivable.

Emerging Industries Group
	Nine Months Ended July 31,
($ in millions)	2017	2016	Decrease
Revenues	$583.2	$594.7	$(11.5)	(1.9)%
Operating profit	36.0	44.7	(8.7)	(19.5)%
Operating profit margin	6.2%	7.5%	(135) bps
Emerging Industries Group revenues decreased by $11.5 million, or 1.9%, during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. The decrease was primarily related to the losses of certain High Tech accounts and Education facility services contracts. The decrease in revenues for this segment was partially offset by net new janitorial business in the Education and Healthcare industry groups.
Operating profit decreased by $8.7 million, or 19.5%, during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. Operating profit margin decreased by 135 bps to 6.2% in the nine months ended July 31, 2017 from 7.5% in the nine months ended July 31, 2016. The decrease in operating profit margin was primarily attributable to lower contribution margin from certain High Tech contracts, including the loss of a multi-location janitorial account, and higher allocated costs from our 2020 Vision initiatives.

Technical Solutions
	Nine Months Ended July 31,
($ in millions)	2017	2016	Increase
Revenues	$325.2	$309.8	$15.4	5.0%
Operating profit	28.6	18.4	10.2	55.6%
Operating profit margin	8.8%	5.9%	286 bps
Technical Solutions revenues increased by $15.4 million, or 5.0%, during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. This increase was primarily attributable to incremental revenues from acquisitions of $14.8 million and higher project revenues, partially offset by the completion of a large ESPC project.
Operating profit increased by $10.2 million, or 55.6%, during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. Operating profit margin increased by 286 bps to 8.8% in the nine months ended July 31, 2017 from 5.9% in the nine months ended July 31, 2016. The increase in operating profit margin was primarily attributable to the completion of a relatively lower margin ESPC project, the management of our selling, general and administrative expenses, higher operational tax deductions for energy efficient government building projects, and a reduction in bad debt.

Corporate
	Nine Months Ended July 31,
($ in millions)	2017	2016	Decrease
Corporate expenses	$(118.5)	$(130.5)	$(12.0)	(9.2)%
Corporate expenses decreased by $12.0 million, or 9.2%, during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. The decrease in corporate expenses was primarily related to:

•	a $9.5 million decrease in self-insurance expense related to prior year claims as a result of an actuarial evaluation completed in the three months ended July 31, 2017;

•	the absence of a $5.2 million specific reserve established in the nine months ended July 31, 2016 for a portion of a client receivable that is the subject of ongoing litigation;

•	$4.7 million lower legal settlement costs;

•
a $3.2 million reimbursement of previously expensed fees associated with a concluded internal investigation into a foreign entity formerly affiliated with a joint venture during the nine months ended July 31, 2017; and

•	a $3.0 million decrease in restructuring and related costs as a result of the completion of our 2020 Vision organizational realignment.
This decrease was partially offset by:

•	a $4.6 million increase in costs to support our 2020 Vision initiatives;

•	a $2.3 million increase in legal expenses; and

•	$2.2 million of transaction expenses related to the GCA acquisition.

Liquidity and Capital Resources
Our primary sources of liquidity are operating cash flows and borrowing capacity under our credit facility. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs.
At July 31, 2017, the total outstanding amounts under our existing facility in the form of cash borrowings and standby letters of credit were $264.7 million and $127.7 million, respectively. We were in compliance with the covenants under the our credit facility as of July 31, 2017.
As discussed within “2020 Vision Strategic Acquisition” above, in connection with the GCA acquisition, on September 1, 2017, we refinanced and replaced our existing credit facility with a new syndicated secured credit facility (the “New Credit Facility”) consisting of a $900 million revolving credit facility and an $800 million amortizing term loan with a five-year term. The revolving credit facility reduces to $800 million after one year and has an expiration date of September 1, 2022. Financial covenants under the New Credit Facility include a maximum leverage ratio of 4.75 to 1.0, which adjusts to 3.50 to 1.0 by July 2020, and a minimum fixed charge ratio of 1.50 to 1.0. We expect to be in compliance with the covenants under the New Credit Facility.
Pursuant to the Augustus Settlement Agreement, we made two payments of $55.0 million, the first on July 19, 2017 and the second, plus payroll taxes of $4.8 million, on August 29, 2017. In addition to normal working capital requirements, we anticipate that our short-term cash requirements will include dividend payments, 2020 Vision external support fees, and funding for any future legal settlements. We anticipate long-term cash uses will include strategic acquisitions, share repurchases, and capital expenditures.
We believe that our operating cash flows and borrowing capacity under the New Credit Facility are sufficient to fund our cash requirements for the next twelve months. In the event that our plans change or our cash requirements are greater than we anticipate, we may need to access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.
On a long-term basis, we will continue to rely on the New Credit Facility for any long-term funding not provided by operating cash flows. In addition, we anticipate that future cash generated from operations will be favorably impacted by working capital improvements driven by our 2020 Vision, such as the management of costs through consolidated procurement.
Reinvestment of Foreign Earnings
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion. As a result, we do not anticipate remitting such earnings to the United States and have not provided for federal and state income taxes or foreign withholding taxes that may result if such earnings of our foreign subsidiaries are remitted to the United States. We believe that our cash on hand in the United States, along with our line of credit and future domestic cash flows, are sufficient to satisfy our domestic liquidity requirements.
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

Share Repurchases
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million shares of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. At July 31, 2017, authorization for $134.1 million of repurchases remained under our share repurchase program. We do not anticipate additional repurchases in the near future.
Repurchase Activity

	Nine Months Ended July 31,
(in millions, except per share amounts)	2017	2016
Total number of shares purchased	0.2	1.0
Average price paid per share	$40.07	$31.42
Total cash paid for share repurchases	$7.9	$31.2
Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash provided by operating activities of continuing operations was $82.6 million during the nine months ended July 31, 2017. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims and legal settlements.

	Nine Months Ended July 31,
(in millions)	2017	2016
Net cash provided by operating activities of continuing operations	$82.6	$100.7
Net cash used in operating activities of discontinued operations	(57.2)	(25.6)
Net cash provided by operating activities	25.3	75.1

Net cash used in investing activities of continuing operations	(23.9)	(102.8)
Net cash used in investing activities of discontinued operations	—	(3.1)
Net cash used in investing activities	(23.9)	(105.9)

Net cash (used in) provided by financing activities	(8.7)	29.1
Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations decreased by $18.1 million during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. This decrease was primarily related to the timing of client receivable collections, partially offset by the timing of vendor payments.
Operating Activities of Discontinued Operations
Net cash used in operating activities of discontinued operations increased by $31.6 million during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. This increase was primarily related to the first $55.0 million payment under the Augustus Settlement Agreement during the current period compared to $20.6 million in taxes paid related to the sale of our Security business during the prior period.
Investing Activities of Continuing Operations
Net cash used in investing activities of continuing operations decreased by $78.9 million during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. The decrease was primarily related to a $62.4 million year-over-year decrease in cash paid, net of cash acquired, for acquisitions and $35.5 million of cash proceeds from the sale of our Government Services business. This decrease was partially offset by a $14.8 million increase in property, plant and equipment investments primarily associated with our new Shared Services Center.
Investing Activities of Discontinued Operations
Net cash used in investing activities of discontinued operations decreased by $3.1 million during the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. The decrease was related to the absence of the payment of the final working capital adjustment related to the sale of our Security business.
Financing Activities
Net cash used in financing activities was $8.7 million during the nine months ended July 31, 2017 as compared to net cash provided by financing activities of $29.1 million during the nine months ended July 31, 2016, a change of $37.8 million. The change was primarily related to lower net borrowings of $69.9 million associated with greater financing activity in the first quarter of 2016 to fund the Westway acquisition and to $8.5 million lower proceeds from ESPC projects during the nine months ended July 31, 2017. This change was partially offset by $23.3 million in lower common stock repurchases.
Contingencies
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At July 31, 2017, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $71.7 million. This $71.7 million includes the remaining accrual of $60.0 million in connection with the unpaid portion of the $115.0 million settlement of the Augustus and Karapetyan cases, as well as an accrual of $4.8 million for payroll taxes related to the Augustus settlement. The remaining payments under the Augustus settlement were made on August 29, 2017.
Litigation outcomes are difficult to predict, and the estimation of probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. If one or more matters are resolved in a particular period in an amount in excess of, or in a manner different than, what we anticipated, this could have a material adverse effect on our financial position, results of operations, or cash flows.
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $18 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
In some cases, although a loss is probable or reasonably possible, we cannot reasonably estimate the maximum potential losses for probable matters or the range of losses for reasonably possible matters. Therefore, our accrual for probable losses and our estimated range of loss for reasonably possible losses do not represent our maximum possible exposure.
For additional information about our contingencies, see Note 11, “Commitments and Contingencies,” in the Financial Statements.
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
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.
	This ASU better aligns accounting rules with a company’s risk management activities; better reflects economic results of hedging in financial statements; and simplifies hedge accounting treatment.	November 1, 2019	We are currently evaluating the impact of this ASU on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services.	This ASU provides clarity on determining the customer in a service concession arrangement.	November 1, 2018 We will adopt this standard in conjunction with ASU 2014-09, as described below.	We are currently evaluating the impact of this ASU on our consolidated financial statements and will continue to evaluate it together with the implementation of ASU 2014-09.
In May 2017, the FASB issued ASU 2017-09, Compensation— Stock Compensation (Topic 718): Scope of Modification Accounting.	This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.	November 1, 2018 Adoption of this standard will be applied prospectively to awards modified on or after the adoption date.
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
The impact of Hurricane Harvey on our business is currently unknown, as the flooding it caused has disrupted operations at our Shared Services Center in Sugar Land, Texas. Since the timeframe to resume operations at our Shared Services Center is uncertain, we have begin to mobilize business continuity plans and set up both satellite and regional offices to minimize Hurricane Harvey’s impact on our business processes.
There were no other changes in our internal control over financial reporting during the third quarter of 2017 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 11, “Commitments and Contingencies,” to the Financial Statements in this Form 10-Q.

ITEM 1A. RISK FACTORS.

A discussion of our risk factors can be found in Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. The information below includes, among other risks, additional risks relating to the acquisition of GCA Holding Corp., the parent company of GCA Services Group (“GCA”), completed on September 1, 2017. The risks described below and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition.

We may not realize the growth opportunities and cost synergies that are anticipated from the acquisition of GCA.

The benefits that are expected to result from the acquisition of GCA will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on a number of factors. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as GCA. The process of integrating operations could cause an interruption of, or loss of momentum in, our activities or the activities of the GCA business. Members of our senior management may be required to devote considerable time to this integration process, which will decrease the time they will have to manage our Company, service existing clients, and attract new clients. In addition, we have not fully implemented our 2020 Vision, which is expected to generate significant benefits to the Company. Time and distraction relating to the acquisition of GCA could detract from the ability to achieve the benefits anticipated with respect to our 2020 Vision. If senior management is not able to effectively manage the integration process, or if any significant business activities, including 2020 Vision initiatives, are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate GCA. The failure to do so could have a material adverse effect on our business, financial condition, or results of operations.

Even if we are able to integrate GCA successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect from this integration, and we cannot guarantee these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of GCA. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the acquisition may be offset by costs incurred to integrate the business or delays in the integration process. In addition, the overall integration may result in unanticipated problems, expenses, liabilities, competitive responses, loss of client and other relationships, and loss of key employees, any of which may adversely affect our results of operations and may cause our stock price to decline.

We incurred a substantial amount of debt to complete the acquisition of GCA. To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We also depend on the business of our subsidiaries to satisfy our cash needs. If we cannot generate the required cash, we may not be able to make the necessary payments required to service our indebtedness.

At July 31, 2017, we had total debt of $264.7 million. In connection with the acquisition of GCA , on September 1, 2017, we refinanced and replaced our existing credit facility with a new syndicated secured credit facility (the “New Credit Facility”) consisting of a $900 million revolving credit facility and an $800 million amortizing term loan with a five-year term. On September 1, 2017, we borrowed approximately $1.3 billion under the New Credit Facility. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, and make planned capital expenditures.

The degree to which we are currently leveraged could have important consequences for shareholders. For example, it could require us to dedicate a substantial portion of our cash flows from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes; limit our availability to obtain additional financing in the future to enable us to react to changes in our business; and place us at a competitive disadvantage compared to businesses in our industry that have less debt.

Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.

The impact of Hurricane Harvey on our business is currently unknown.
Hurricane Harvey made landfall near Corpus Christi, Texas, on Friday, August 25, 2017 and also impacted the Houston area as a tropical storm with significant rain and flooding. The impact of Hurricane Harvey on our business is currently unknown, as the flooding it caused has disrupted operations at our Shared Services Center in Sugar Land, Texas, and impacted services we provide to clients in the Houston area, and the timeframe to resume operations and provision of services to impacted clients is uncertain. We have begun to mobilize continuity plans and set up both satellite and regional offices to minimize Hurricane Harvey’s impact on our business processes. We are currently assessing the impact of Hurricane Harvey on our business, but our business and results of operations could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated July 11, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 14, 2017)
31.1‡	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

‡	Indicates filed herewith

†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

September 7, 2017	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

September 7, 2017	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, and Corporate Controller (Principal Accounting Officer)